Form 10-K
period 1993-12-31
USBANCORP INC /PA/
filed 1994-03-29
CIK 707605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

(Mark One)
X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1993
                                    or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from           to

Commission File Number               0-11204

USBANCORP, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania
(State or other jurisdiction of incorporation or organization)

25-1424278
(I.R.S. Employer Identification No.)

Main & Franklin Streets, P.O. Box 430, Johnstown, Pennsylvania 15907-0430 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code      (814) 533-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered

                       Common Stock, $2.50 Par Value
                             (Title of class)

                           Share Purchase Rights
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.     X Yes   No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $103,223,988.00 as of March 1, 1994.

Note--If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.    Yes            No

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,730,909 shares were outstanding as of January 31, 1994.

Documents incorporated by reference. List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Portions of the annual shareholders' report for the year ended December 31, 1993, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X

Exhibit Index is located on page 60.

FORM 10-K INDEX

PART I

Item 1.  Business                                                         61
Item 2.  Properties                                                       72
Item 3.  Legal Proceedings                                                72
Item 4.  Submission of Matters to a Vote of Security Holders              72

PART II

Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters                                      73
Item 6.  Selected Consolidated Financial Data                             73
Item 7.  Management's Discussion and Analysis of Consolidated Financial
         Condition and Results of Operations                              73
Item 8.  Consolidated Financial Statements and Supplementary Data         73
Item 9.  Changes In and Disagreements With Accountants On Accounting
         and Financial Disclosure                                         73

PART III

Item 10.  Directors and Executive Officers of the Registrant              73
Item 11.  Executive Compensation                                          73
Item 12.  Security Ownership of Certain Beneficial Owners and Management  74
Item 13.  Certain Relationships and Related Transactions                  74

PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules, and
          Reports on Form 8-K                                             75

          Signatures                                                      78

PART I

ITEM 1. BUSINESS

General
USBANCORP, Inc. (the "Company") is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended (the "BHCA.") The Company became a holding company upon acquiring all of the outstanding shares of United States National Bank in Johnstown ("U.S. Bank") on January 5, 1983. The Company also acquired all of the outstanding shares of Three Rivers Bank and Trust Company ("Three Rivers Bank") in June 1984, McKeesport National ("McKeesport Bank") on December 1, 1985 (which was subsequently merged into Three Rivers Bank), and Community Bancorp, Inc. (whose sole direct subsidiary is Community Savings
Bank) in March 1992. In addition, the Company formed United Bancorp Life Insurance Company ("United Life") in October 1987 and USBANCORP Trust Company (the "Trust Company") in October 1992. The Company's principal activities consist of owning and operating its five wholly-owned subsidiary entities. At December 31, 1993, the Company had, on a consolidated total assets, deposits, and stockholders' equity of $1.24 billion, $1.05 billion and $117 million, respectively.
     The Company and the subsidiary entities derive substantially all their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, credit policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning.
     The Company, as a bank holding company, is regulated under the BHCA, and is supervised by the Board of Governors of the Federal Reserve System (the "Board.") In general, the Act limits the business of bank holding companies to owning or controlling banks and engaging in such other activities as the Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

USBANCORP Banking Subsidiaries:

U.S. Bank
U.S. Bank is a national banking association organized under the laws of the United States. Through 17 locations in Cambria, Clearfield, Somerset, and Westmoreland Counties, Pennsylvania, U.S. Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler's checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, personal and commercial property lease financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services; and (iii) credit card operations through MasterCard and VISA. U.S. Bank also operates 16 automated bank teller machines ("ATM") through its 24 Hour Banking Network which is linked with MAC and HONOR, regional ATM networks, and CIRRUS, a national ATM network.

     U.S. Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.

     U.S. Bank's business is not seasonal nor does it have any risks attendant to foreign sources.

     Since U.S. Bank is federally chartered, it is subject to primary supervision of the Office of the Comptroller of the Currency. U.S. Bank is also subject to the regulations of the Board of Governors of the Federal Reserve Bank and the Federal Deposit Insurance Corporation.

The following is a summary of key data and ratios at December 31, 1993:

Headquarters                                              Johnstown, PA
Chartered                                                 1933
Total Assets                                              $511,587,000
(41.2% of the Company's total)
Total Investment Securities Available for Sale            $182,453,000
(42.6% of Company's total)
Total Loans (net of unearned income)                      $289,042,000
(39.8% of the Company's total)
Total Deposits                                            $452,968,000
(43.2% of the Company's total)
Total Net Income before SFAS #109 benefit                 $4,692,000
(42.5% of the Company's total)
Total Equity to Assets Ratio                              8.81%
1993 Return on Average Assets before SFAS #109 benefit    0.89%
Total Full-time Equivalent Employees                      306
(46.0% of the Company's total)
Number of Offices                                         17
(41.4% of the Company's total)

Three Rivers Bank
Three Rivers Bank is a state bank chartered under the Pennsylvania Banking
Code of 1965, as amended (the "Pennsylvania Banking Code.") Through 12 locations in Allegheny and Washington Counties, Pennsylvania, Three Rivers
Bank conducts a general retail banking business consisting of granting commercial, consumer, construction, mortgage and student loan and offering checking, interest bearing demand, savings and time deposit services. It also operates 12 ATMs which are affiliated with MAC, a regional ATM network, and Plus System, a national ATM network. Three Rivers Bank also offers wholesale banking services to other banks, merchants, governmental units, and other large commercial accounts. Such services include balancing services, lock box accounts, and providing coin and currency. Three Rivers Bank has an arrangement with Statewide Security Transport, Inc. (which conducts business under the name of Landmark Security Transport) pursuant to which it also provides cash collection and deposit services to its customers.

     Three Rivers Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its
business.   In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.

     Three Rivers Bank's business is not seasonal nor does it have any risks attendant to foreign sources.

     As a state chartered, federally-insured bank and trust company which is not a member of the Federal Reserve System, Three Rivers Bank is subject to supervision and regular examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Various federal and state laws and regulations govern many aspects of its banking operations.

     The following is a summary of key data and ratios at December 31, 1993:

Headquarters                                                McKeesport, PA
Chartered                                                   1965
Total Assets                                                $340,123,000
(27.4% of the Company's total)
Total Investment Securities Available for Sale              $128,414,000
(30.0% of Company's total)
Total Loans (net of unearned income)                        $187,552,000
(25.8% of the Company's total)
Total Deposits                                              $304,161,000
(29.0% of the Company's total)
Total Net Income before SFAS #109 benefit                   $2,783,000
(25.2% of the Company's total)
Total Equity to Assets Ratio                                6.82%
1993 Return on Average Assets before SFAS #109 benefit      0.91%
Total Full-time Equivalent Employees                        214
(32.2% of the Company's total)
Number of Offices                                           12
(29.3% of the Company's total)

Community
As part of the Company's strategy of expanding in suburban Pittsburgh, in March 1992, USBANCORP acquired Community Bancorp, Inc., a bank holding company regulated under the BHCA and supervised by the Federal Reserve Board, and its sole direct subsidiary, Community Savings Bank ("Community.")

     Community is a Pennsylvania-chartered savings bank registered under the Pennsylvania Banking Code. Community currently conducts its banking operation through 12 locations in Allegheny, Washington, and Westmoreland Counties, Pennsylvania. Traditionally, Community originated and held fixed-rate residential mortgage loans which were funded primarily by certificates of deposit and offered a few fee-based services. Under the direction of personnel transferred to Community from U.S. Bank and Three Rivers Bank, Community has begun the process of expanding its product offerings through the introduction of commercial lending and expanded consumer lending and deposit gathering in order to position it as a full-service community bank.


     As part of the Community Acquisition, USBANCORP acquired Community's direct subsidiaries: Community First Capital Corporation (a special purpose finance subsidiary), Community First Financial Corporation (a subsidiary engaged in real estate joint ventures with assets totalling $1.2 million), and Frontier Consumer Discount Company. In accordance with Federal Reserve policy, USBANCORP has committed to divest its equity investment in Community First Financial Corporation within two years of the date of the Community Acquisition, or such longer period as the Federal Reserve Board may approve.

     Community's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio contains a high portion of residential mortgage and consumer loans that have less credit risk associated with them. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.

     Community's business is not seasonal nor does it have any risks attendant to foreign sources.

     As a Pennsylvania-chartered, federally-insured savings bank that is not a member of the Federal Reserve System, Community Savings Bank is subject to supervision and regular examination by the Pennsylvania Department of Banking and the FDIC. Various federal and state laws and regulations also govern many aspects of its banking and bank-related operations.

     The following is a summary of key data and ratios at December 31, 1993:

Headquarters                                                Monroeville, PA
Chartered                                                   1890
Total Assets                                                $364,879,000
(29.4% of the Company's total)
Total Investment Securities Available for Sale              $91,198,000
(21.3% of Company's total)
Total Loans (net of unearned income)                        $248,968,000
(34.3% of the Company's total)
Total Deposits                                              $291,737,000
(27.8% of the Company's total)
Total Net Income before SFAS #109 benefit                   $3,333,000
(30.2% of the Company's total)
Total Equity to Assets Ratio                                6.51%
1993 Return on Average Assets before SFAS #1 benefit        0.91%
Total Full-time Equivalent Employees                        100
(15.0% of the Company's total)
Number of Offices                                           12
(29.3% of the Company's total)


USBANCORP Non-Banking Subsidiaries:

United Life
United Life is a captive insurance company organized under the laws of the State of Arizona. United Life engages in underwriting as reinsurer of credit life and disability insurance within the Company's six county market area. Operations of United Life are conducted in each office of the Company's banking subsidiaries. United Life is subject to supervision regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Board of Governors of the Federal Reserve Bank. At December 31, 1993, United Life had total assets of $1.3 million and total shareholder's equity of $692,000.

USBANCORP Trust Company
USBANCORP Trust Company is a trust company organized under Pennsylvania law in October 1992. USBANCORP Trust Company was formed to consolidate the trust functions of U.S. Bank and Three Rivers Bank and to increase market presence. As a result of this formation, the Trust Company now offers a complete range of trust services through each of the Company's subsidiary banks. At December 31, 1993, USBANCORP Trust Company had $942.6 million in assets under management which included both discretionary and non-discretionary assets.

Executive Officers
Information relative to current executive officers of the Company or its subsidiaries is listed in the following table:

Name                    Age       Office with USBANCORP, Inc. and/or Subsidiary
Terry K. Dunkle          52       Chairman, President & Chief Executive
                                  Officer of USBANCORP, Inc. and Chairman of
                                  U.S. Bank, Three Rivers Bank, and Community
                                  Bancorp, Inc.

Orlando B. Hanselman     34       Executive Vice President, Chief Financial
                                  Officer & Manager of Corporate Services of
                                  USBANCORP, Inc.

Louis Cynkar             49       President & Chief Executive Officer of U.S.
                                  Bank

W. Harrison Vail         53       President & Chief Executive Officer of
                                  Three Rivers Bank

Kenneth J. Tyson(1)      63       President of Community Bancorp, Inc. and
                                  Community Savings Bank

Dennis J. Fantaski       49       Executive Vice President & Chief Executive
                                  Officer of Community Bancorp, Inc. and
                                  Community Savings Bank

(1) Mr. Tyson retired as of March 31, 1994.

In July 1993, it was announced that Mr. Dunkle would succeed Clifford A.
Barton as Chairman, President and Chief Executive Officer of USBANCORP. In
April 1988, Mr. Dunkle was appointed as President and Chief Executive Officer of U.S. Bank and Executive Vice President and Secretary of USBANCORP. Mr. Dunkle served the five previous years as Executive Vice President of Commonwealth National Bank in Harrisburg, Pennsylvania. Mr. Hanselman joined U.S. Bank in January 1987 as Vice President and Chief Financial Officer and received his present title in February 1994. Prior to joining U.S. Bank, he served as Senior Accountant and Consultant in the Financial Industry Specialty Group of Price Waterhouse in Pittsburgh, Pennsylvania. Mr. Cynkar was designated to succeed
Mr. Dunkle as President and Chief Executive Officer of U.S. Bank in July 1993. Mr. Cynkar joined U.S. Bank in 1986 as Senior Vice President, commercial lending. Mr. Vail has been President and Chief Executive Officer of Three
Rivers Bank since January 1985. He joined Three Rivers Bank as President on August 1, 1984. Mr. Tyson has served as President and Chief Executive Officer of Community since 1969 and Community Bancorp, Inc. since 1988. Mr. Fantaski was named Chief Executive Officer of Community in March 1993. Prior to joining Community, Mr. Fantaski was Senior Vice President and head of retail banking at U.S. Bank from 1988 through 1991.

Monetary Policies
Commercial banks are affected by policies of various regulatory authorities including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Board of Governors are: open market operations in U.S. Government securities, changes in discount rate on member bank borrowings, and changes in reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rate charges on loans or interest paid for deposits. The monetary policies of the Board of Governors have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and the money markets (as well as the effect of actions by monetary and fiscal authorities including the Board of Governors), no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or as to the impact of such changes on the business and earnings of the Company and its subsidiary entities.

Competition
The subsidiary entities face strong competition from other commercial banks, savings banks, savings and loan associations, and several other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions, such as Mellon Bank Corporation and PNC Financial Corporation, which are substantially larger and have greater financial resources than the subsidiary entities.

     As the financial services industry continues to consolidate, the scope of potential competition affecting the subsidiary entities will also increase. For most of the services that the subsidiary entities perform, there is also competition from credit unions and issuers of commercial paper and money market funds. Such institutions, as well as brokerage house consumer finance companies, factors, insurance companies, and pension trusts, are important competitors for various types of financial services. In addition, personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals.

Market Area
The Company, headquartered in Johnstown, Pennsylvania, operates through 41 branch offices in six southwestern Pennsylvania counties with a combined population of approximately 2.2 million: Allegheny, Cambria, Clearfield, Somerset, Washington, and Westmoreland. With the acquisition of four Integra branches, the Company's Community and Three Rivers bank subsidiaries have a combined 24 offices and $700 million asset presence in the Western Region, largely comprised of the Greater Pittsburgh marketplace.

     The economy of western Pennsylvania continues to experience modest expansion, but at a slower pace than the nation-at-large. Retail sales, durable goods orders, and consumer real estate activity continue to foster the expansion. Correspondingly, the statewide seasonally adjusted unemployment rate for December 1993 fell to 5.8%, representing a 1% improvement from the adjusted December 1992 unemployment rate. The Company believes that as the economy continues to expand the conditions in the state will slowly improve throughout 1994.

     The Greater Johnstown economy improved at a slightly faster pace. The unemployment rate declined 1.9% to 9.0% at December 1993 when compared to the December 1992 rate. Economic news continues to be encouraging for the region with slow expansion firmly imbedded. The modernization planned by Veritas Capital, Inc. in the purchase plan of Bethlehem Steel's Johnstown mills is progressing. The project could make the Bar, Rod, and Wire mill a state-of-the-art facility in the industry and enhance employment in the region by 1,200 or 1.3% within four or five years. Diversification continues to be a key element to the community's growth. The opening of several new businesses and facilities has benefited the area by shifting the area's focus from the historic over-reliance on heavy industry to more light manufacturing and service related businesses. Examples of this would include the National Drug Intelligence Center which brought 150 new jobs to the area and expected growth at Laurel Technologies, Concurrent Technologies, Johnstown Wire Technologies, and others which are anticipated to generate approximately 200 new jobs in 1994. This diversification of the local economy is further exemplified by the nature of the ten largest non-government employers in the region which include: three hospitals; a state-wide electric utility; a regional food retailer; a steel manufacturer; a ladies apparel manufacturer; a national life insurance company; and a long distance trucking company.

     The suburban Pittsburgh market area, where Three Rivers Bank and Community operate, is anticipated to benefit from the planned Station Square Expansion Project set to begin in March 1994. This project will develop a $4.1 million park on 2.5 acres at Station Square. Armco, Inc. announced plans to recapitalize its carbon steel venture with Kawasaki Steel Corporation by selling $590 million in new stock and debt. USX announced that it also will test the investor market for steel by issuing 4.5 million shares of common stock. This interest in capital creation clearly shows expansion potential in the region. It is also expected that the completed expansion and modernization of the new Pittsburgh International Airport known as "Midfield Terminal" will continue to contribute to growth in the economy. The economy is generally well diversified as exemplified by the ten largest non-government employers in the region which include: two hospitals; USAir; the University of Pittsburgh; Westinghouse; two money center banks; USX Corporation; a multi-state grocery retailer; and a multi-state restaurant chain.

     The Company believes that the state and regional economy will continue its diversification and show improvement throughout 1994. Consequently, the Company's marketplace should continue to display modest strengthening.

Employees
The Company employed approximately 773 persons as of December 31, 1993, in full and part-time positions. Approximately 213 non-supervisory employees of U.S. Bank are represented by a union. U.S. Bank and such employees are parties to a labor contract pursuant to which employees have agreed not to engage in any work stoppage during the term of the contract which will expire on October 15, 1994. U.S. Bank has not experienced a work stoppage since 1979. Management considers relations with employees to be satisfactory.

Commitments and Lines of Credit
The Company's banking subsidiaries are obligated under commercial, standby, and trade-related irrevocable letters of credit aggregating $5.4 million at December 31, 1993. In addition, the subsidiary banks have issued lines of credit to customers generally for periods of up to one year. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 1993, the Company's banking subsidiaries had unused loan commitments of approximately $168 million.

Statistical Disclosures for Bank Holding Companies
Certain information regarding statistical disclosure for bank holding companies pursuant to Guide 3 is provided in the 1993 Annual Report to Shareholders and such pages are incorporated herein by reference. The remaining Guide 3 information is included in this Form 10-K as listed below:

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential Information.
    This section is presented on pages 44, 45, and 54.
II. Investment Portfolio
    Information required by this section is presented on pages 68, 69, and 70.
III.Loan Portfolio
    Information required by this section appears on pages 20, 21, 70, and 71.
IV. Summary of Loan Loss Experience
    Information required by this section is presented on pages 20, 51, 52, and 53.

V.   Deposits
     Information required by this section follows on pages 71 and 72.
VI.  Return on Equity and Assets
     Information required by this section is presented on page 38.
VII. Short-Term Borrowings
     Information required by this section does not meet the materiality test for disclosure and therefore is not presented.

Investment Portfolio
Effective September 30, 1992, USBANCORP designated the entire investment securities portfolio as "available for sale." All or part of these "available for sale" assets may be sold at any time for interest rate, prepayment, credit, or liquidity considerations and other factors as deemed appropriate by management. These assets are carried on the balance sheet at the lower of their aggregate amortized cost or market value. Any unrealized net valuation adjustments will be included in USBANCORP's income statement. While designation of these assets as "available for sale" may increase income volatility for financial reporting purposes, management believes designation of these assets as "available for sale" permits USBANCORP to react more quickly to changing market conditions and opportunities and more effectively interest rate risk. (See Investment Securities Available for Sale Policy on page 18 for further discussion of SFAS #115 impact).

     The following table sets forth the book and market value of USBANCORP's investment portfolio as of the periods indicated:

                                           Investment
                                           Securities                    Investment
                                           Available for Sale            Securities
At December 31                             1993           1992           1991
                                                     (In thousands)
Book Value:
  U.S. Treasury                            $13,333        $9,647         $9,595
  U.S. Agency                              72,648         32,490         46,308
  State and municipal                      44,547         35,619         17,880
  Collateralized mortgage
    obligations*                           251,631        223,711        146,014
  Other securities                         46,553         65,421         69,975
  Total book value of investment
  securities and investment securities
  available for sale                       $428,712       $366,888       $289,772
Total market value of investment
  securities and investment securities
  available for sale                       $432,315       $369,907       $295,764

*At December 31, 1993, approximately 95% of these obligations represented U.S. Agency issued securities.

     The $61.8 million increase in total investment securities was due entirely to the redeployment of a significant portion of the $88 million of acquired Integra deposits and the $24.6 million of funds from the secondary market common stock issuance into the securities portfolio. Within the portfolio, the decline in other securities reflects a shift emphasis towards mortgage-backed securities and collateralized mortgage obligations which provide a recurrent source of cash flow.

     The book value of total investment securities increased from $289.8 million at December 31, 1991, to $366.9 million at December 31, 1992. The increase in the total investment securities was due to the inclusion of $82.9 million of Community's investment securities which included the securities purchased with approximately $30 million of proceeds from of fixed-rate mortgage loans. This increase was partially offset by the cash payment made by USBANCORP to shareholders of the parent of Community, a reduction in interest bearing deposits at other institutions, and the continued rapid paydown of mortgage-backed securities in a low interest rate environment.

     At December 31, 1993, investment securities having a book value of $83.8 million were pledged as collateral for public funds and other purposes as required by law.

     The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of stockholders' equity at December 31, 1993.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain minor exceptions, prohibits the purchase of any investment security below a Moody's Investor Service or Standard & Poor's rating of "A." At December 31, 1993, 89.2% of the portfolio was rated "AAA" and 91.0% was rated at least "AA" as compared to 85.4% and 86.5%, respectively, at December 31, 1992. Only 3.2% of the portfolio was rated below "A" or unrated at December 31, 1993.

     The following table sets forth the contractual maturity distribution of the investment securities available for sale, book and market values, and the weighted average yield for each type and range of maturity as of December 31, 1993. Yields, which are not presented on a tax-equivalent basis, are based upon book value and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of collateralized mortgage obligations and asset-backed securities for which the average lives were used. Also, where applicable, put-option dates were used as the maturity dates. At December 31, 1993, USBANCORP's consolidated investment securities available for sale had an average contractual maturity of approximately 10.70 years and an average cash flow payback of approximately
2.81 years. However, as previously discussed, any security may be sold prior to contractual maturity at the discretion of management.


                              At December 31, 1993

                                           After 1 Year        After 5 Years
                                                but                  but
                       Within 1 Year       Within 5 Years      Within 10 Years         After 10 Years      Total
                      Amount    Yield     Amount    Yield     Amount    Yield         Amount    Yield     Amount    Yield
                                                 (In thousands, except yields)
Book Value
U.S. Treasury         $4,402     5.82%     $7,871    6.22%     $1,060   8.38%          $--       --%       $13,333   6.26%
U.S. Agency            1,000     3.03      46,901    5.50      22,999   6.51           1,748     4.50      72,648    5.76
State and municipal    5,276     3.60      24,546    4.91      14,725   4.87           --        --        44,547    4.74
Collateralized
 mortgage obligations  18,634    6.58      208,259   6.17      24,738   4.85           --        --        251,631   6.07
Other securities       12,446    5.44      26,944    6.04      1,294    8.83           5,869     6.53      46,553    6.02

Total investment
  securities available
  for sale             $41,758   5.70%     $314,521  5.96%     $64,816  5.58%          $7,617    6.06%     $428,712  5.88%

Market Value
U.S. Treasury          $4,428    --        $8,011    --        $1,064   --             $--       --        $13,503   --
U.S. Agency            992       --        47,323    --        23,349   --             1,758     --        73,422    --
State and municipal    5,287     --        25,405    --        14,894   --             --        --        45,586    --
Collateralized
 mortgage obligations  18,764    --        209,406   --        24,438   --             --        --        252,608   --
Other securities       12,512    --        27,313    --        1,294    --             6,077     --        47,196    --

Total investment
  securities available
  for sale             $41,983   --        $317,458  --        $65,039  --             $7,835    --        $432,315  --


     During both 1993 and 1992, the Company sold approximately $22 million and $32 million, respectively, of investment securities available for sale which resulted in the recognition of net investment security gains of $583,000 and $393,000 respectively. These gains resulted primarily from the execution of several investment strategies to capture available market premiums on mortgage-backed securities which had the characteristics of low remaining balances and fast prepayment histories.

Loan Portfolio
The following table sets forth the Company's loans by major category as of the dates set forth below:

At December 31                     1993      1992      1991      1990      1989
                                                   (In thousands)

Commercial                         $99,321   $76,667   $122,974  $118,230  $122,320
Commercial loans secured by
  real estate                      126,044   125,846   *         *         *
Real estate-mortgage(1)            338,778   298,963   163,985   162,162   159,886
Consumer                           167,883   158,342   159,586   187,156   188,846
  Loans                            732,026   659,818   446,545   467,548   471,052
    Less: Unearned income          5,894     10,903    16,394    21,734    25,006
  Loans, net of unearned income    $726,132  $648,915  $430,151  $445,814  $446,046

(1)At December 31, 1993, real estate-construction loans constituted 2.5% of the Company's total loans, net of unearned income.
*The historical information for this category was not available.

     From December 31, 1992, to December 31, 1993, loans increased by $72.2 million or 10.9% from $659.8 million to $732.0 million. As a result of the low rate environment, less inflationary fears, and a moderate economic recovery, each of the Company's banking subsidiaries experienced heightened loan demand in 1993. Within the loan portfolio, each of the major loan categories experienced growth in the following amounts since December 31, 1992:
commercial loans up by $22.7 million or 29.5%, real estate-mortgage loans up by $39.8 million or 13.3%, consumer loans up by $9.5 million or 6.0%, and commercial loans secured by real estate up by $200,000 or only .2%. The commercial loan growth resulted from successful business development efforts in both regions of the Company's marketplace which includes suburban
Pittsburgh and Greater Johnstown. The net growth in mortgage loans (including home equity) occurred despite the sale of approximately $22 million of 30-year fixed-rate product that originated during 1993. The majority of the mortgage growth occurred at Community with approximately 60% of this growth related to refinancing activity with new customers. The net growth of consumer loans outstanding is noteworthy since it represents a significant reversal of the trend of net consumer loan run-off which had occurred throughout 1992.
Improved consumer demand, acquisition of Integra loans, and heavy marketing of debt consolidation loans, combined with a general stabilizing of indirect auto loan run-off, were the factors responsible for the increase in consumer loan balances outstanding.

     From December 31, 1991, to December 31, 1992, loans increased by $213.3 million or 47.8% from $446.5 million to $659.8 million. This increase in the loan portfolio was due to the inclusion of Community's $238.4 million loan portfolio. Without Community, USBANCORP's loan portfolio decreased from $446.5 million on December 31, 1991, to $421.4 million on December 31, 1992. The decline in the loan portfolio was due to the softness in consumer and commercial demand.

     The amount of loans outstanding by category as of December 31, 1993, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                            More Than
                                                            One Year
                                             One Year       Through        Over           Total
                                             or Less        Five Years     Five Years     Loans
                                                             (Dollars in thousands)

Commercial                                   $41,176        $34,864        $23,281        $99,321
Commercial loans secured by
  real estate                                33,480         50,957         41,607         126,044
Real estate-mortgage                         20,431         64,060         254,287        338,778
Consumer                                     13,060         119,508        35,315         167,883
Total                                        $108,147       $269,389       $354,490       $732,026
Loans with fixed rate                        $60,028        $227,712       $236,347       $524,087
Loans with floating rate                     48,119         41,677         118,143        207,939
Total                                        $108,147       $269,389       $354,490       $732,026
Percent composition of maturity              14.8%          36.8%          48.4%          100%
Fixed rate loans as a percentage of total loans                                           71.6%

Floating rate loans as a percentage of total loans                                        28.4%

     The loan maturity information is based upon original loan terms and is not adjusted for "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

     At December 31, 1993, 71.6% of total loans were fixed-rate compared to 75.0% at December 31, 1992. This decrease was due to a combination of growth experienced in floating rate commercial loans and management's ongoing effort to continue to diversify Community's loan portfolio by selling new 30-year fixed-rate mortgage loans. During 1993, $22 million of this type of loan product was sold. For additional information regarding intesest sensitivity, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Interest Rate Sensitivity."

Deposits
The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three calendar years:

At December 31                   1993                 1992              1991
                                 Amount       Rate    Amount    Rate    Amount    Rate
                                                   (In thousands, except rates)

Demand--non-interest bearing     $1,122,699   --%     $103,398  --%     $94,655   --%
Demand--interest bearing         99,090       2.05    82,705    2.81    58,461    3.91
Savings                          231,025      2.40    216,137   3.07    140,296   4.30
Other time                       574,182      4.36    510,996   5.22    371,748   6.50

Total deposits                   $1,026,996   3.61    $913,236  4.40    $665,160  5.70

     The Company's deposits increased on average in 1993 by $113.8 million or 12.5% due entirely to the $88 million of acquired Integra deposits and the inclusion of Community's deposits for the entire year. Trends noted within the deposit portfolio included increased customer preference in the low rate environment for money market, savings, and NOW account deposits. Although these types of core deposit balances are more liquid and sensitive than certificates of deposit, they do provide a relatively stable and less costly source of funding for the earning asset base than do certificates of deposit. Overall, the core deposit base is stable as approximately 97% of total deposits are considered core accounts. The remaining 3% are certificates of deposit over $100,000. The Company does not use any volatile funding sources such as brokered deposits.

     The following table indicates the maturities and amounts of certificates of deposit issued in denominations of $100,000 or more as of December 31, 1993:

Maturing in:
                                                 (In thousands)
Three months or less                              $15,711
Over three through six months                     2,788
Over six through twelve months                    2,270
Over twelve months                                6,156

Total                                             $26,925

ITEM 2.  PROPERTIES

The principal offices of the Company and U.S. Bank occupy a five-story building at the corner of Main and Franklin Streets in Johnstown plus several floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 31 other locations which are owned in fee. Ten additional locations are leased with terms expiring March 31, 1994, to December 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of both management and legal counsel as of January 28, 1994, there is no present basis to conclude that the resolution of these claims will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Information relating to the Company's Common Stock is presented on pages 28 and 37. As of January 31, 1994, the Company had 4,734 shareholders of its Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Information required by this section is presented on page 38.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this section is presented on pages 40 to 58.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this section is presented on pages 14 to 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

In accordance with Instruction 1 to Item 304 of Regulation S-K, information requested by this Item of Form 10-K was previously reported on the Company's Current Report on Form 8-K dated November 26, 1991.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this section relative to Directors of the Registrant is presented in the Proxy Statement for the Annual Meeting of Shareholders. Executive officer information has been provided in Item 1.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this section is presented in the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

Information required by this section is presented in the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this section is presented in the Proxy Statement for the Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Consolidated Financial Statements Filed:
The consolidated financial statements listed below are from the 1993 Annual Report to Shareholders and Part II--Item 8. Page references are to said Annual Report.

Consolidated Financial Statements:Page
USBANCORP, Inc. and Subsidiaries
  Consolidated Balance Sheet, 14
  Consolidated Statement of Income, 15
  Consolidated Statement of Changes in Stockholders' Equity, 16
  Consolidated Statement of Cash Flows, 17
  Notes to Consolidated Financial Statements, 18
  Statement of Management Responsibility, 33
  Reports of Independent Public Accountants, 34

Consolidated Financial Statement Schedules:
These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

Reports on Form 8-K:
Current Report on Form 8-K dated November 19, 1993. USBANCORP, Inc. and Johnstown Savings Bank had jointly signed a definitive agreement to which Johnstown Savings Bank would merge with United States National Bank, one of USBANCORP's three banking subsidiaries.

Exhibits:
The exhibits listed below are filed herewith or to other filings.

Exhibit                                      Prior Filing or Sequential
Number    Description                        Page Number Herein

3(a)      Articles of Incorporation          Exhibit III, Part II to Form S-14
                                             File No. 2-79639
                                             Exhibit 4.2 to Form S-2
                                             File No. 33-685
                                             Exhibit 4.3 to Form S-2
                                             File No. 33-685

3(b)      Bylaws                             Exhibit IV, Part II to Form S-14
                                             File No. 2-79639

4.3       Shareholder Protection Rights      Exhibit 4.3 to form S-2
          Agreement, dated as of             File No. 33-56684
          November 10, 1989, between
          USBANCORP, Inc. and United
          States National Bank in Johnstown,
          as Rights Agent.

10.1      Agreement of Reorganization and    Exhibit 10.1 to Form S-2
          Merger between USBANCORP, Inc.     File No. 33-56684
          and Community Bancorp, Inc.,
          dated November 19, 1991.

10.2      Agreement, dated as of April 22,   Exhibit 10.2 to Form S-2
          1988, between USBANCORP, Inc.      File No. 33-56684
          and Terry K. Dunkle.

10.3      Agreement, dated as of June 23,    Exhibit 10.3 to Form S-2
          1988, between USBANCORP, Inc.      File No. 33-56684
          and W. Harrison Vail.

10.4      Employment Agreement, dated        Exhibit 10.4 to Form S-2
          November 19, 1991, between         File No. 33-56684
          Community Bancorp, Inc. and
          Kenneth J. Tyson.

10.5      Purchase and Assumption            Exhibilt 10.5 to Form S-2
          Agreement, dated November 17,      File No. 33-56684
          1992, between Three Rivers Bank
          & Trust Company Integra National
          Bank/Pittsburgh.

10.6      Loan Agreement, dated March 26,    Exhibit 10.6 to Form S-2
          1992, between USBANCORP, Inc.      File No. 33-56684
          and Pittsburgh National Bank.

10.7      Collective Bargaining Agreement,   Exhibit 10.7 to form S-2
          dated October 16, 1991,            File No. 33-56684
          between United States National
          Bank in Johnstown and Steel
          Workers of America, AFL-CIO-CLC
          Local Union 8204.

10.8      Agreement, dated January 8,        Exibit 10.8 to Form S-2
          1990, between USBANCORP, Inc.      File No. 33-56684
          and Brookside Associates, Inc.,
          First Carolina Investors, Inc.
          Foundation Lyric, Hoffin,
          Anstalt, John G. Ogilvie,
          Trust Alvant, and Robert G. Wilmers.

10.9      1991 Stock Option Plan, dated      Exhibit 10.9 to Form S-2
          August 23, 1991.                   File No. 33-56684

10.10     Installment Sale Agreement,        Exhibit 10.10 to Form S-2
          dated as of March 1, 1979,         File No. 33-56684
          between the Cambria County
          Industrial Development
          Authority, United States
          National Bank in Johnstown, and
          Somerset Trust Company.

13        1993 Annual Report to              Page 1
          Shareholders.

22        Subsidiaries of the Registrant.    Below

24.1      Consent of Price Waterhouse.

24.2      Consent of Arthur Andersen & Co.

USBANCORP, INC.


THIS PAGE IS INTENTIONALLY LEFT BLANK.

EXHIBIT A

(22) Subsidiaries of the Registrant

                              Percent             Jurisdiction
Name                          of Ownership        of Organization

United States National Bank   100%                United States
in Johnstown                                      of America
Main and Franklin Streets
P.O. Box 520
Johnstown, PA 15907


Three Rivers Bank and         100%                Commonwealth of
Trust Company                                     Pennsylvania
633 State Route 51, South
Jefferson Borough
P.O. Box 10915
Pittsburgh, PA 15236

Community Bancorp, Inc.       100%                Commonwealth of
2681 Moss Side Boulevard                          Pennsylvania
Monroeville, PA 15146

United Bancorp Life           100%                State of Arizona
Insurance Company
1421 East Thomas Road
Phoenix, AZ 85014

USBANCORP Trust Company       100%                Commonwealth of
Main and Franklin Streets                         Pennsylvania
P.O. Box 520
Johnstown, PA 15907

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        USBANCORP, Inc.
                                        (Registrant)

Date: March 7, 1994                     By:/s/Terry K. Dunkle
                                        TERRY K. DUNKLE
                                        Chairman, President
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 1994:

/s/Terry K. Dunkle                      Chairman, President
TERRY K. DUNKLE                         and Chief Executive Officer; Director

/s/Orlando B. Hanselman                 Executive Vice President, Chief
ORLANDO B. HANSELMAN                    Financial Officer & Manager of Corporate
                                        Services


/s/Jerome M. Adams                      /s/Frank J. Pasquerilla
JEROME M. ADAMS, Director               FRANK J. PASQUERILLA, Director

/s/Robert A. Allen                      /s/Jack Sevy
ROBERT A. ALLEN, Director               JACK SEVY, Director

/s/Clifford A. Barton                   /s/Thomas C. Slater
CLIFFORD A. BARTON, Director            THOMAS C. SLATER, Director

/s/Michael F. Butler                    /s/James C. Spangler
MICHAEL F. BUTLER, Director             JAMES C. SPANGLER, Director

/s/Louis Cynkar                         /s/Kenneth J. Tyson
LOUIS CYNKAR, Director                  KENNETH J. TYSON, Director

/s/Richard W. Kappel                    /s/W. Harrison Vail
RICHARD W. KAPPEL, Director             W. HARRISON VAIL, Director

/s/John H. Kunkle, Jr.                  /s/Robert L. Wise
JOHN H. KUNKLE, JR., Director           ROBERT L. WISE, Director

/s/James F. O'Malley
JAMES F. O'MALLEY, Director

USBANCORP, INC.


THIS PAGE IS INTENTIONALLY LEFT BLANK.

USBANCORP, INC.

THIS PAGE IS INTENTIONALLY LEFT BLANK.

USBANCORP, INC.

DIRECTORS,
GENERAL OFFICERS,
and ADVISORY
BOARDS

COMMUNITY OFFICES

SHAREHOLDER
INFORMATION

USBANCORP, INC.

THIS PAGE IS INTENTIONALLY LEFT BLANK.

USBANCORP, INC.

Board of Directors

Jerome M. Adams
Senior Partner,
Adams, Myers & Baczkowski
Attorneys-at-Law

Robert A. Allen
Retired Former President,
Sani-Dairy

Clifford A. Barton
Retired Chairman, President
& CEO, USBANCORP, Inc.
Retired Chairman of the Board,
United States National Bank,
Three Rivers Bank
& Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

Michael F. Butler
Business Consultant and
Attorney-at-Law

Louis Cynkar
President & CEO,
United States National Bank

Terry K. Dunkle
Chairman, President &
CEO, USBANCORP, Inc.
Chairman of the Board,
United States National Bank,
Three Rivers Bank
& Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

Richard W. Kappel
Secretary & Treasurer,
William J. Kappel Co.,
Retail Jewelry Store Chain

John H. Kunkle, Jr.
Retired Former Vice-Chairman
& Director, Commonwealth Land
Title Insurance Co.

James F. O'Malley
Senior Lawyer,
Yost & O'Malley
Attorneys-at-Law

Frank J. Pasquerilla
Chairman of the Board &
Chief Executive Officer,
Crown American
Realty Trust

Jack Sevy
Retired Former Owner/Operator,
New Stanton West
Auto Truck Plaza

Thomas C. Slater
Owner, President &
Director,
Slater Laboratories, Inc.
Clinical Laboratory

James C. Spangler
Retired Former Owner,
Somerset Auction and
Transfer, Inc.

Kenneth J. Tyson
Retired President,
Community Bancorp, Inc. and
Community Savings Bank

W. Harrison Vail
President & CEO,
Three Rivers Bank &
Trust Company

Robert L. Wise
President,
Pennsylvania Electric
Company (Public Utility)

General Officers

Terry K. Dunkle
Chairman, President
& Chief Executive Officer

Orlando B. Hanselman
Executive Vice President,
Chief Financial Officer
& Manager of Corporate Services

Richard L. Barron
Vice President &
Human Resources Director

Ray M. Fisher
Vice President &
Chief Investment Officer

John H. Follansbee III
Vice President, Compliance

Dan L. Hummel
Vice President &
Marketing Director

John J. Legath
Vice President, Community
Reinvestment

Gary M. McKeown
Vice President, Manager of
Credit Policy and Administration

Leslie N. Morgenstern
Vice President, Loan Review

Jeffrey A. Stopko
Vice President,
Chief Accounting Officer
& Comptroller

John Suierveld, Jr.
Vice President &
Chief Auditor

James E. Vennebush
Vice President,
Manager of General Services

U.S. BANK

Board of Directors

Robert A. Allen
Retired Former President,
Sani-Dairy

Clifford A. Barton
Retired Chairman, President
& CEO, USBANCORP, Inc.
Retired Chairman of the Board,
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc. and
USBANCORP Trust Company

Michael F. Butler
Business Consultant
and Attorney-at-Law

William F. Casey
President & CEO,
Conemaugh Memorial Hospital

Daniel R. DeVos
President and CEO,
Concurrent Technologies Corporation

Bruce E. Duke III, M.D.
Surgeon, Valley Surgeons

Terry K. Dunkle
Chairman, President &
CEO, USBANCORP, Inc.
Chairman of the Board,
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc. and
USBANCORP Trust Company

James F. O'Malley
Senior Lawyer,
Yost & O'Malley,
Attorneys-at-Law

Rev. Christian R. Oravec
President,
St. Francis College

Frank J. Pasquerilla
Chairman of the Board &
Chief Executive Officer,
Crown American Realty Trust

Fred R. Shaffer
Manager/President,
Findley's Pharmacy, Inc.

Thomas C. Slater
Owner, President &
Director,
Slater Laboratories, Inc.
Clinical Laboratory

James C. Spangler
Retired Former Owner,
Somerset Auction and
Transfer, Inc.

Robert L. Wise
President,
Pennsylvania Electric
Company (Public Utility)

General Officers

Terry K. Dunkle
Chairman of the Board

Louis Cynkar
President &
Chief Executive Officer

James S. Bubenko
Vice President &
Consumer Lending Manager

Leo J. Fronczek
Vice President,
Management Information
Systems

Michael F. Komara
Vice President,
Human Resources

Frank A. Krall
Vice President,
Mortgage Lending

William J. Locher, Jr.
Vice President,
Commercial Loans

Paul E. Lovett, Jr.
Vice President,
Consumer Lending

Kermit L. Miller
Vice President,
Area Manager

Victor L. Tatum
Vice President &
Commercial Equipment
Leasing Manager

William E. Wood
Vice President,
Branch Administration

Directors Emeriti
John N. Crichton
Owen D. Griffith
John L. Williams

Advisory Boards

Carrolltown, Ebensburg, Lovell Park,
Loretto, Nanty Glo, Coalport
(Northern Cambria County/Coalport)
Frank J. Kuzemchak, Chairman
Charles Glasgow
Richard W. Hegarty
Joseph E. Lacue
Joseph E. Stevens, Sr.

Somerset
E. Charles Kaufman, Chairman
James R. Cascio
Fred R. Shaffer
Marlin C. Sherbine
James C. Spangler

Windber, Central City, St. Michael,
University Heights
John F. Hollern, Chairman
Chester F. Fluder
David J. Rizzo
Lloyd E. Zimmerman

Westmont, West End, Seward
Edward J. Cernic, Chairman
Robert A. Cameron
Teresa T. Chianese
David N. Crichton
Max J. Critchfield
Harvey Supowitz
Carl H. Vulcan
Dr. William A. Yates

THREE RIVERS BANK

Board of Directors

Jerome M. Adams
Senior Partner,
Adams, Myers, & Baczkowski
Attorneys-at-Law

Clifford A. Barton
Retired Chairman, President
& CEO, USBANCORP, Inc.
Retired Chairman of the Board,
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

Janey D. Barton
Retired Vice President
Three Rivers Bank &
Trust Company

Terry K. Dunkle
Chairman, President &
CEO, USBANCORP, Inc.
Chairman of the Board,
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

J. Terrence Farrell
Attorney-at-Law

James R. Ferry
President,
Ferry Electric Company
Electrical Contractor

Charles M. Hammerberg
President,
Hammerberg Construction, Inc.

Michael D. Hanna, Jr.
President, Tippecanoe
Insurance Agency, Inc.

Stephen I. Richman
Senior Partner,
Ceisler, Richman, Smith
Law Firm

Jack Sevy
Retired Former Owner/Operator,
New Stanton West
Auto Truck Plaza, Inc.

W. Harrison Vail
President &
Chief Executive Officer,
Three Rivers Bank &
Trust Company

General Officers

Terry K. Dunkle
Chairman of the Board

W. Harrison Vail
President &
Chief Executive Officer

Louis S. Klippa
Executive Vice President
Chief Operating Officer
& Secretary

Jeryl L. Graham
Senior Vice President
Senior Loan Officer

Harry G. King
Senior Vice President
Community Banking

James F. Ackman
Vice President
Consumer Loans

Robert J. DeGrazia
Vice President
Information Systems

Robert J. Smerker
Vice President
Operations

Mary Pat Soltis
Vice President
Regional Manager

Joseph M. Trifaro, Jr.
Vice President
Regional Manager

Vincent W. Locher
Vice President and
Commercial Loan Officer

Directors Emeriti
J. Paul Farrell
William R. Hoag
Ray A. Liddle

COMMUNITY BANCORP, INC.

Board of Directors

Clifford A. Barton
Retired Chairman, President
& CEO, USBANCORP, Inc.
Retired Chairman of the Board
United States National Bank,
Three Rivers Bank,
Community Bancorp, Inc., and
USBANCORP Trust Company

Terry K. Dunkle
Chairman, President &
CEO, USBANCORP, Inc.
Chairman of the Board
United States National Bank,
Three Rivers Bank,
Community Bancorp, Inc., and
USBANCORP Trust Company

Dennis J. Fantaski
Executive Vice President
Chief Executive Officer &
Secretary

James R. Ferry
President,
Ferry Electric Company
Electrical Contractor

Richard W. Kappel
Secretary & Treasurer
William J. Kappel Co.,
Retail Jewelry Store Chain

John H. Kunkle, Jr.
Vice Chairman--Retired,
Commonwealth Land Title
Insurance Company

Thomas J. McCaffrey
Grubb & Ellis Company

William C. McNary
Financial Consultant--Retired,
CIGNA Individual
Financial Services Co.

Carl E. Nickel
Owner
Carl E. Nickel Company

Edward W. Seifert
Attorney at Law
Partner, Reed, Smith, Shaw,
& McClay

Kenneth J. Tyson
Retired President,
Community Bancorp,
Inc., and Community
Savings Bank

General Officers

Terry K. Dunkle
Chairman of the Board

Dennis J. Fantaski
President &
Chief Executive Officer

Anthony D. Denunzio
Senior Vice President
Marketing

Thomas J. Chunchick
Vice President
Retail Banking

Fred Geisler
Vice President
Mortgage Lending

Robert L. Rogers
Vice President
Commercial Loans

Delbert O. Hague
Vice President
Residential Lending

USBANCORP TRUST COMPANY

Board of Directors

Jerome M. Adams
Senior Partner,
Adams, Myers & Baczkowski
Attorneys-at-Law

Clifford A. Barton
Retired Chairman, President
& CEO, USBANCORP, Inc.
Retired Chairman of the Board,
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

John N. Crichton
Chairman, Concurrent
Technologies Corporation

Louis Cynkar
President & CEO,
United States National Bank

Terry K. Dunkle
Chairman, President &
CEO, USBANCORP, Inc.
Chairman of the Board,
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

Richard W. Kappel
Secretary & Treasurer,
William J. Kappel Co.,
Retail Jewelry Store Chain

John H. Kunkle, Jr.
Retired Former Vice Chairman
& Director, Commonwealth Land
Title Insurance Co.

Darryl L. Myers
President & CEO,
USBANCORP Trust Company

Rev. Christian R. Oravec
President,
St. Francis College

Kenneth J. Tyson
Retired President,
Community Bancorp,
Inc. and Community
Savings Bank

W. Harrison Vail
President & CEO,
Three Rivers Bank &
Trust Company

Robert L. Wise
President,
Pennsylvania Electric
Company (Public Utility)

General Officers

Terry K. Dunkle
Chairman of the Board

Darryl L. Myers
President &
Chief Executive Officer

Orlando B. Hanselman
Treasurer

Anne G. Bump
Vice President &
Employee Benefits Officer

Judith A. Duchene
Vice President &
Trust Portfolio Manager

James C. McGough
Vice President &
Institutional Investment
Sales Officer

David L. Mordan
Vice President &
Manager of Financial Services

Mildred L. Nelson
Vice President &
Trust Officer

James T. Vaughan
Vice President &
Senior Trust Officer

James M. Young
Vice President &
Chief Investment Officer

William E. Wood
Vice President,
Branch Administration

Trust Company Offices
Main and Franklin Streets, 11th Floor
U.S. Bank Building
P.O. Box 520
Johnstown, Pennsylvania 15907-0520

600 Fifth Avenue, 2nd Floor
Three Rivers Bank and
Trust Company Building
McKeesport, Pennsylvania 15132-2500

2681 Moss Side Boulevard, First Floor
Community Savings Building
Monroeville, Pennsylvania 15146-3394

U.S. BANK

OFFICE LOCATIONS

*Main Office Downtown
216 Franklin Street
P.O. Box 520
Johnstown, PA 15907-0520
(814) 533-5300

*Westmont Office
1738 Lyter Drive
Johnstown, PA 15905-1207
(814) 255-6836

*University Heights Office
1404 Eisenhower Boulevard
Johnstown, PA 15904-3280
(814) 266-9691

West End Office
163 Fairfield Avenue
Johnstown, PA 15906-2392
(814) 533-5436

*Carrolltown Office
109 S. Main Street
P.O. Box 507
Carrolltown, PA 15722-0507
(814) 344-6501

Ebensburg Office
High & Center Streets
P.O. Box 209
Ebensburg, PA 15931-0209
(814) 472-8706

*Lovell Park Office
New Germany Road
& Park Avenue
R.D. 3, Box 598
Ebensburg, PA 15931-9004
(814) 472-5200

Nanty Glo Office
928 Roberts Street
Nanty Glo, PA 15943-1303
(814) 749-9227

Nanty Glo Drive-In
1383 South Shoemaker Street
Nanty Glo, PA 15943-1254
(814) 749-0955

Loretto Office
180 St. Mary's Street
P.O. Box 116
Loretto, PA 15940-0116
(814) 472-8452

St. Michael Office
Locust Street
P.O. Box C
St. Michael, PA 15951-0393
(814) 495-5514

Coalport Office
Main Street
P.O. Box 356
Coalport, PA 16627-0356
(814) 672-5303

*Seward Office
# 1, Roadway Plaza
Seward, PA 15954-9501
(814) 446-5655

Windber Office
1501 Somerset Avenue
Windber, PA 15963-1745
(814) 467-4591

Central City Office
104 Sunshine Avenue
Central City, PA 15926-1129
(814) 754-4141

*Somerset Office
108 W. Main Street
Somerset, PA 15501-2035
(814) 445-4193

*Derry Office
112 South Chestnut Street
Derry, PA 15627-1938
(412) 537-9180
(412) 694-8887

THREE RIVERS BANK

OFFICE LOCATIONS

*Boston Office
1701 Boston Hollow Road
McKeesport, PA 15135-1217
(412) 664-8765

*Century III Office
269 Clairton Boulevard
Pittsburgh, PA 15236-1499
(412) 382-1006

*Franklin Mall Office
1500 W. Chestnut Street
Washington, PA 15301-5871
(412) 228-0065

*Glassport Office
600 Monongahela Avenue
Glassport, PA 15045-1608
(412) 664-8760

*Jefferson Borough Office
Route 51, South
P.O. Box 10915
Pittsburgh, PA 15236-0915
(412) 382-1000

*Liberty Boro Office
3107 Liberty Way
McKeesport, PA 15133-2198
(412) 664-8707

*McKeesport Office
500 Fifth Avenue
McKeesport, PA 15132-2500
(412) 664-8700

*Motor Bank
1415 Fifth Avenue
McKeesport, PA 15132-2427
(412) 664-8755

*Port Vue Office
1194 Romine Avenue
McKeesport, PA 15133-3596
(412) 664-8975

*Rainbow Village Office
1 Rainbow Village
Shopping Center
White Oak, PA 15131-2415
(412) 664-8771

*South Strabane Office
590 Washington Road
Washington, PA 15301-9621
(412) 225-9800

*University Office
2016 Eden Park Boulevard
McKeesport, PA 15132-7619
(412) 664-8780

*Remote 24-Hour Banking Locations
*Main Office, 216 Franklin Street, Johnstown
*Richland Mall, Elton Road, Johnstown
*Lee Hospital, Main Street, Johnstown
*Century III Mall, West Mifflin
*Sheetz, Broad Street, Johnstown
*The Galleria, Johnstown
*Sheetz, Graham Avenue, Windber
*Hills, Clairton Road, West Mifflin
*Shop & Save, Ohio Avenue, Glassport
*Wal-Mart, Oak Spring Road, Washington
*Washington Mall, Oak Springs Road, Washington

COMMUNITY
SAVINGS BANK

OFFICE LOCATIONS

*Lawrenceville
4319 Butler Street
Pittsburgh, PA 15201-3094
(412) 681-8390

*New Kensington
2 Feldarelli Square
2360 Freeport Road
New Kensington, PA 15068-4669
(412) 335-9811

*North Side
401 East Ohio Street
Pittsburgh, PA 15212-5588
(412) 231-4300

*Northway Mall
1102 Northway Mall
Pittsburgh, PA 15237-3098
(412) 364-8692

*Moon Township
914 Narrows Run Road
Coraopolis, PA 15108-2306
(412) 262-2210

*Monroeville
2681 Moss Side Boulevard
Monroeville, PA 15146-3394
(412) 856-8410

*North Versailles
Great Valley Shopping Center
500 Lincoln Highway
North Versailles, PA 15137-1524
(412) 829-1360

*Baldwin
Brownsville Plaza
5253 Brownsville Road
Pittsburgh, PA 15236-2796
(412) 655-2217

*Carrick
1817 Brownsville Road
Pittsburgh, PA 15210-3999
(412) 881-3500

*Bethel Park
2739 South Park Road
Bethel Park, PA 15102-3805
(412) 835-2100

*Finleyville
3576 Sheridan Avenue
Finleyville, PA 15332-1018
(412) 348-6626

*Jeannette
401 Clay Avenue
Jeannette, PA 15644-2124
(412) 527-1501

*24-Hour Banking Available

SHAREHOLDER INFORMATION

Securities Markets
USBANCORP, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of "UBAN." The listed market makers for the stock are:

Bear Stearns & Co., Inc.
245 Park Avenue
New York, NY 10167
Telephone: (212) 272-4506

Boenning & Scattergood, Inc.
200 Four Falls
Corporate Center
Suite 212
West Conshohocken, PA 19428
Telephone: (800) 883-8383

Gruntal & Co., Incorporated
14 Wall Street
New York, NY 10005
Telephone: (212) 267-8800

Herzog, Heine, Geduld, Inc.
26 Broadway
First Floor
New York, NY 10004
Telephone: (212) 908-4156

Janney Montgomery Scott, Inc.
1801 Market Street_10th Floor
Philadelphia, PA 19103
Telephone: (215) 665-6500

Legg Mason Wood Walker, Inc.
227 Franklin Street
P.O. Box 1207
Johnstown, PA 15907-1207
Telephone: (814) 535-5551

Merrill Lynch
Equity Markets Group
North Tower
World Financial Center
New York, NY 10281-1305
Telephone: (212) 449-4162


(1)Not a NASDAQ Dealer

(1)Anthony Misciagna & Co., Inc.
6 Bird Cage Walk
Hollidaysburg, PA 16648
Telephone: (800) 343-5149

F. J. Morrissey & Co., Inc.
1700 Market Street
Suite 1420
Philadelphia, PA 19103-3913
Telephone: (215) 563-8500

Oppenheimer & Co., Inc.
Oppenheimer Tower
One World Financial Center
New York, NY 10281
Telephone: (212) 667-7000

Parker/Hunter, Inc.
416 Main Street
Johnstown, PA 15901
Telephone: (814) 535-8403

Ryan, Beck & Co., Inc.
80 Main Street
West Orange, NJ 07052
Telephone: (800) 325-7926

Sandler O'Neill & Partners, L.P.
2 World Trade Center
104th Floor
New York, NY 10048
Telephone: (800) 635-6860

Sherwood Securities Corp.
One Exchange Plaza
New York, NY 10006
Telephone: (800) 435-1235

Troster Singer Corporation, Inc.
10 Exchange Place
Jersey City, NJ 07302
Telephone: (212) 422-2400

Wheat First Securities
100 Pasquerilla Plaza
P.O. Box 96
Johnstown, PA 15907
Telephone: (814) 535-1516


Form 10-K
USBANCORP, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K is integrated within this Annual Report.

Corporate Offices
The corporate offices of USBANCORP, Inc. are located in the United States National Bank Building at Main and Franklin Streets, Johnstown, PA 15901.
  Mailing address:  P. O. Box 430
                    Johnstown, PA 15907
                    (814) 533-5300

Agents
The transfer agent and registrar for USBANCORP, Inc.'s common stock is USBANCORP Trust Company.

Shareholder Data
As of January 31, 1994, there were 4,734 shareholders of common stock and 4,730,909 shares outstanding. Of the total shares outstanding, approximately 237,000 or 5% are held by insiders (directors and executive officers) while approximately 1,455,000 or 31% are held by institutional investors (mutual funds, employee benefit plans, etc.).

Dividend Reinvestment
Shareholders seeking information about USBANCORP, Inc.'s dividend reinvestment plan should contact Betty L. Jakell, Executive Office, at (814) 533-5158.

Information
Analysts, investors, shareholders, and others seeking financial data about USBANCORP, Inc. or any of its subsidiaries--annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports are asked to contact Orlando B. Hanselman, Executive Vice President, Chief Financial Officer & Manager of Corporate Services at (814) 533-5319.

USBANCORP, INC.
1993 ANNUAL REPORT
AND FORM 10-K

CONTENTS

Financial Highlights at a Glance                                       2
Financial Highlights                                                   3
Shareholder Information at a Glance                                    4
Message to the Shareholder                                             5
Johnstown Savings Bank Acquisition Pro Formas                         10

Service Area Map                                                      11
Consolidated Balance Sheet                                            14
Consolidated Statement of Income                                      15
Consolidated Statement of Changes in Stockholders' Equity             16
Consolidated Statement of Cash Flows                                  17
Notes to Consolidated Financial Statements                            18
Statement of Management Responsibility                                33
Reports of Independent Public Accountants                             34
Market Price and Dividend Data                                        37
Selected Five-Year Consolidated Financial Data                        38
Selected Quarterly Consolidated Financial Data                        39
Management's Discussion and Analysis                                  40
Form 10-K                                                             59
USBANCORP Directors and General Officers                              83
Subsidiaries' Directors, General Officers, and Advisory Boards        84
Office Locations                                                      87
Shareholder Information                                               88

FINANCIAL HIGHLIGHTS -- AT A GLANCE


(six graphs)

FINANCIAL HIGHLIGHTS

FOR THE YEAR                                                                          %Increase
                                                        1993(2)        1992(1)        (Decrease)
                                                    (In thousands, except per share and ratio data)
Net interest income                                     $49,485        $44,441        11
Net income                                              12,488         8,883          41
Net income before SFAS #109 benefit                     11,036         8,883          24
Performance ratios:
  Return on average assets before
     SFAS #109 benefit                                  0.91%          0.85%          --
  Return on average equity before
     SFAS #109 benefit                                  10.13          11.41          --
  Net interest margin                                   4.34           4.58           --
  Net charge-offs as a percentage of
     average loans, net of unearned income              0.13           0.58           --
  Loan loss provision as a percentage of
     average loans, net of unearned income              0.34           0.36           --
  Net overhead expense as a percentage of
     average assets                                     2.51           2.68           --

PER COMMON SHARE

Net income:
  Primary                                               $2.78          $2.67          4
  Fully diluted before SFAS #109 benefit                2.41           2.53           (5)
  Fully diluted after SFAS #109 benefit                 2.72           2.53           8
Cash dividends declared                                 0.86           0.75           15
Dividend payout ratio                                   32.01%         24.44%         --
Price earnings ratio before SFAS #109 benefit           9.85x          8.70x          13

AT YEAR END

Total assets                                            $1,241,521     $1,139,855     9
Investment securities available for sale                428,712        366,888        17
Loans and loans held for sale,
     net of unearned income                             727,186        648,915        12
Allowance for loan losses                               15,260         13,752         11
Deposits                                                1,048,866      997,591        5
Stockholders' equity                                    116,615        82,971         41
Trust assets (discretionary and
     non-discretionary)                                 942,587        649,564        45
Non-performing assets                                   6,498          10,291         (37)
Total non-performing assets as a percentage of
     loans and loans held for sale, net of unearned
     income and other real estate owned                 0.89%          1.58%          --
Capital ratios:
  Common equity                                         9.39           6.07           --
  Total risk-based                                      15.97          12.54          --
  Tangible asset leverage                               9.18           7.08           --
Per common share:
  Book value                                            $24.67         $23.08         7
  Market value                                          23.75          22.00          8
  Market price to book value ratio                      96.27%         95.32%         --
Assets per employee                                     $1,867         $1,770         5

STATISTICAL DATA
AT YEAR END                                              (Amounts not rounded)

Full-time equivalent employees                          665            644            3
Branch locations                                        41             38             8
Common shareholders                                     4,702          4,484          5
Preferred shareholders                                  --             419            --
Common shares outstanding                               4,726,181      2,982,124      58
Preferred shares outstanding                            --             552,000        --

(1) Includes the results of operations of Community Bancorp, Inc. from March 23, 1992.
(2) All Preferred shares were either converted to Common or redeemed by April 7, 1993.
NASDAQ Symbol:
Common Shares--UBAN

SHAREHOLDER INFORMATION -- AT A GLANCE

(six graphs)

MESSAGE TO THE
SHAREHOLDER

Dear Shareholder:

Building upon success was the challenge your management team faced when entering 1993. Time is proving that our steady and consistent approach to enhancing shareholder value is the best way to ensure continued growth for your Company. It has been gratifying to reach new goals; and for 1993, we can report achievements such as increasing earnings, building non-interest income, generating loan growth, and raising the common dividend. We began 1993 with challenges and have once again set an elevated standard for 1994.

FINANCIAL AND STRATEGIC HIGHLIGHTS

I am pleased to report that earnings for the year ended December 31, 1993, reached a record high of $12,488,000 or $2.72 per share on a fully diluted basis. Your Company's 1993 net income included a $1,452,000 non-recurring federal income tax benefit due to the adoption of Statement of Financial Accounting Standards NO.109, "Accounting for Income Taxes." Before this one-time benefit, 1993 net income totaled $11,036,000 or $2.41 per fully diluted share compared to reported net income of $8,883,000 or $2.53 for the year ended December 31, 1992.

     Your Company's overall improved net income in 1993 included a consistent uptrending of quarterly earnings during the year. This pattern of increased core earnings growth reflects improved performance in several key areas:

- -    Non-interest income for the full year ended December 31, 1993, was
$10,150,000 and reflects an approximate 22% growth over 1992. This key area of primarily non-interest sensitive fee income includes enhanced earnings from trust income, deposit service charges, wholesale cash processing operations, and gains from fixed-rate mortgage loan sales. The performance of our Trust Company is particularly noteworthy as it continued its profitable expansion throughout western Pennsylvania including the Greater Pittsburgh marketplace. Specifically, trust assets (both discretionary an non-discretionary) totaled $943 million at December 31, 1993, an increase of 45% since the prior year end.

- -    Strong loan growth was experienced at each of the banking subsidiaries during 1993. Total loans outstanding equaled $727 million at December 31, 1993, representing an increase of $78 million or 12% from the December 31, 1992, level. Your Company's balance sheet liquidity will continue to provide the banking subsidiaries with the financial capacity to profitably fund these growing customer borrowing needs, a result of the current modest economic recovery which is anticipated to gain momentum during 1994.

- -    Your Company's asset quality continues to be a source of strength. Even with the loan growth mentioned above, total non-performing assets declined during 1993 and totaled only $6.5 million or .89% of total loans at December 31, 1993. For each non-accrual loan dollar, our management maintained a loan loss reserve of $2.88 at year end.

- -    A continued diligent focus on controlling and reducing non-interest expense, combined with the growth in non-interest income discussed earlier, resulted in the Company's net overhead to average assets ratio declining from 2.68% in 1992 to a record low of 2.51% in 1993. The Company's net overhead to net interest income ratio also showed comparable improvement as it declined from 62.80% in 1992 to 61.80% in 1993. The successful conversion to one centralized data processing system for the Western Region in the fourth quarter of 1993 was one example of a significant economy of scale benefit achieved by yout Company, which will generate annual pre-tax savings approximating $300,000 beginning in 1994. Your Company's management is committed to further reducing the net overhead to net interest income ratio to its long-term strategic plan goal of 55% and will continue to make progress in this goal achievement during 1994. Due to economy of scale benefits, such as this conversion, each of our two subsidiaries in the Western Region should be below the 55% goal by year-end 1994.

     Along with this improved core financial performance, your Company was also able to achieve several long-term strategic successes during 1993.
Foremost among these successes was an over-subscribed secondary offering of 1,150,000 new common shares at a price of $24.50 which generated net proceeds to your Company of approximately $26 million. Management had expected to utilize the majority of these new funds to retire the Company's outstanding preferred stock. Since preferred shareholders elected to convert 90% of the outstanding preferred stock into the Company's common stock, however, there was a need for only $1.4 million of cash to redeem the unconverted preferred shares. Additionally, $2 million of the offering proceeds was downstreamed as a capital infusion into Three Rivers Bank in connection with the acquisition of the Integra branches to adequately capitalize the deposits acquired. Consequently, the retention of the majority of the funds from the secondary offering allowed our common stock market capitalization to reach approximately $117 million--a level well above the $100 million benchmark at which we receive much heightened following and purchase interest in our common stock by institutional owners and nationally recognized bank stock analysts. Your
Company will continue to make diligent efforts to look for ways to better leverage this capital strength in 1994. Possible alternatives include the acquisition of a whole organization--such as the Johnstown Savings Bank acquisition which is expected to be consummated by the end of the second quarter of 1994--or individual branch locations, and a higher dividend payout. The Company will also implement its February 25th announced common stock buyback program to better leverage its capital strength.

     Another key strategic success was the continuation of an increasing quarterly cash dividend to you our shareholders. As a result of the increased core earnings performance, the Board of Directors declared a 10% increase in the quarterly cash dividend in 1993. This increase to $.22 per share became effective for the last three quarters of 1993 and made the total 1993 cash dividend $.86 per share compared to $.75 per share in 1992. This increase in the dividend, your Company's fifth increase since 1990, is consistent with our five-year Capital Plan. This rising common dividend, combined with an increase in the market value of our common stock, further demonstrates our ongoing commitment to a progressive total shareholder return which amounted to approximately 11.8% in 1993 compared to a total return for the Standard & Poor's ("S&P") 500 Index of 10.0%. Interestingly, your Company's total shareholder return for the period 1988-1993 was 163.7% compared to the S&P's 500 Index total return of 125.6%-an historic record of achievement and a challenge to better in the future.

PUTTING A STRATEGIC PLAN INTO ACTION FOR OUR CUSTOMERS

At your Company, transforming a strategic plan into quality financial services and delivering these services through competently trained banking professionals is fundamental to the creation of a progressive total shareholder return. Successful financial companies incorporate several imperative ingredients that ultimately lead to business prosperity and shareholder value. These ingredients were first outlined in the 1988 Strategic Plan for USBANCORP, Inc.. Today, the strategic plan, community involvement, total shareholder return, and quality customer service are bound together more tightly than ever before. The fundamental actions inspired by this original strategic plan have become part of the corporate plans for each of the affiliates. "Doing the little things better" has been our abbreviated mission statement for each subsidiary, and in 1994 we promise to embellish this theme for each customer--demonstrating conclusively that we ultimately deliver the best possible customer service.

     Fundamental to achieving quality customer service is a corporate culture that gets its strength from shared values, beliefs, expectations, and attitudes. Rising from this common focus are customer benefits that will continue to position your Company as a leader in the community--both for financial services and community involvement. Delivering first rate customer service during banking transactions is the most obvious element. The leader's role also includes an enthusiastic approach towards civic and charitable community involvement and the development of new products designed to meet the changing needs of our diverse customer base. This active culture of community involvement is leading to a more positive image through corporate sponsorship and employee involvement with civic and charitable organizations. These organizations are as nationally recognized as the United Way, American Red Cross, and chambers of commerce, or more hometown such as the Lawrenceville Boys and Girls Club, White Oak PTA, Cambria County Meals-On-Wheels, and the Coalport VFW Ladies Auxiliary.

     A quality service initiative at U.S. National Bank was in full operation during 1993. Each employee received an average of 15 hours of quality service skills training that not only highlighted more effective external customer interaction skills, but also skills that fostered improved internal teamwork. The internal teamwork element of this quality service program remains integral as it leads to a cooperative atmosphere among all employees.
Together we direct our energies to accomplish a common set of goals at every level of the organization. In 1994, this corporate quality service initiative, while being introduced to our western affiliates, becomes the practice at U.S. National Bank. The end result is an employee team trained and motivated to live up to the role as a community leader.

     Recognizing the importance of this employee role, your Company has invested more than 1,000 hours of formal corporate training for management and customer service employees at U.S. National Bank. The data center conversion involving Three Rivers Bank and Community Savings Bank was a success largely due to a comprehensive training program that prepared every employee for the changes brought on by this consolidation of services. A unique "Community Conversion College" was attended by all Community Savings Bank employees to make them as comfortable as possible with the improved data system. In total, Three Rivers Bank and Community Savings Bank invested more than 1,500 hours of formal training. Your Company also recognizes the importance of a sound mind and body. During 1993, the first corporate sponsored Wellness Program began to encourage employee participation in physical activity. Two-thirds of all U.S. National Bank employees took advantage of one or more of the Wellness Program events in 1993. The program's goal is to encourage employees to live healthier lifestyles, both on and off the job, ultimately leading to healthier and more productive employees.

PRODUCT AND SERVICE NEWS

An active product support culture is apparent as a result of new product introductions in 1993 designed to fill customer and social responsibility needs. We directed specific attention towards products which enhance the subsidiaries' presence in the community in 1993. For example, Three Rivers
Bank introduced the TRUE Account followed later in the year by National Bank's First Account and CHAMP Mortgage Loan program. These products include features such as a basic checking service and affordable loan options, making them ideal for approved low-to-moderate income customers. The most recent federal banking regulators' reviews prove our success in this area as both Three
Rivers Bank and U.S. National Bank enter 1994 with an "outstanding" Community Reinvestment Act ("CRA") review rating. This is the highest ranking a bank can receive for its community involvement and lending practices.

     Another new product introduction was the Tax Advantage Pathroad Account. This USBANCORP Trust Company service features tax-free investments which are regularly reviewed and redirected via asset allocation_the investment management approach used for the original Pathroad Account. Due in part to newly introduced investment products such as the Tax Advantage Pathroad and Pathroad Accounts, USBANCORP Trust Company is now beyond the $900 million milestone for trust assets under management.

     Consolidation to achieve more cost effectiveness led to the creation of the combined Three Rivers Bank and Community Savings Bank Retail Loan and Operation Centers. Opened in August 1992 at the McKeesport Office, the Retail Loan Center approves, processes, collects, and maintains files for all direct and indirect consumer loans originated at the western affiliates. The Loan Center also handles collections for the mortgage loan portfolios at each institution. The Operation Center, located at the Three Rivers Bank Jefferson Borough Office, opened in October 1993 to provide immediate answers to customer banking inquiries via a toll-free service number. Both the Loan and Operation Centers are consolidating services as a result of the successful 1993 data systems conversion at Community Savings Bank.

     Three Rivers Bank enlarged its branch network with the addition of four offices of Integra Bank acquired during the first quarter of 1993. The offices are located in Glassport, Liberty Borough, Port Vue, and White Oak in Allegheny County. The White Oak Office was later consolidated into the nearby Rainbow Village Office of Three Rivers Bank. The deposits of the four acquired offices totalled nearly $90 million. This 1993 acquisition was valuable to your Company by increasing our presence in the Greater Pittsburgh suburban area by 20%, at a modest deposit premium price of 1.40%.

     All of our customers enjoy easy access to our products and services because of improvements made to our facilities in 1993, as our subsidiaries worked to achieve compliance with the Americans with Disabilities Act ("ADA"). The most obvious provision of this government regulation is in the area of public accommodations. Bank facilities have been reviewed for compliance with the ADA; modifications have been made to accommodate disabled customers. These modifications include easy access doorways, ramps, and other facility alterations designed to eliminate barriers for the disabled.

SUCCESSOR MANAGEMENT

In addition to my February 1994 succession of the retired Clifford A. Barton as chairman, president & CEO, there have been four other notable management changes since the beginning of 1993. These changes include:

     Kenneth J. Tyson, president and chief executive officer of Community Savings Bank, resigned as the bank's CEO in March 1993. Mr. Tyson remained as president until his retirement in March 1994.

     Dennis J. Fantaski, executive vice president and chief operating officer, succeeded Mr. Tyson as CEO and later as president of Community Savings Bank. Mr. Fantaski has 16 years of banking experience and has held various management positions. He was senior vice president and head of retail banking at U.S. National Bank, and prior to that Mr. Fantaski held management positions in residential real estate, personal banking, and corporate banking at Dollar Bank in Pittsburgh.

     The new U.S. National Bank president and CEO is Louis Cynkar, previously senior vice president and head of the bank's commercial and retail banking units. Mr. Cynkar has more than 30 years of banking experience, 24 of which were spent with the former Equibank of Pittsburgh where he rose through the ranks to become senior vice president of commercial lending. He joined U.S. National Bank in 1986 as senior vice president of commercial lending. In 1991, he was promoted to senior vice president and head of both the commercial and retail banking groups within U.S. National Bank. His thorough knowledge of the operation of U.S. National Bank and his devotion to the community served by the bank will make for a smooth transition in 1994.

     In February 1994, Orlando B. Hanselman was promoted to executive vice president, chief financial officer & manager of corporate services within USBANCORP. In his new role, Mr. Hanselman is responsible for the direction and strategic efforts of finance, accounting, investments, marketing, CRA, investor relations, and facilities management. Mr. Hanselman joined the holding company in 1987 after five years of public accounting with Price Waterhouse in Pittsburgh. In 1989, Mr. Hanselman was promoted to senior vice president, treasurer & chief financial officer. Mr. Hanselman has been a major contributor to the direction and strength of USBANCORP. His commitment to shareholder interests and his diverse talents continue to be valuable within the new management team.

     In conclusion, I want to thank our dedicated employees and directors for their efforts and you, our shareholder, for your support. I would also like to express deepest appreciation to Cliff Barton for his seven years of dedicated service and visionary leadership. We enjoyed a year of record performance in 1993; together we look forward to building up successes of our past as we focus on a new year of business and achievement at USBANCORP.


/s/Terry K. Dunkle
Terry K. Dunkle
Chairman, President & CEO
USBANCORP, Inc.

JOHNSTOWN SAVINGS BANK ("JSB") ACQUISITION 1993 PRO FORMAS -- AT A
GLANCE

(four graphs)

SERVICE AREA MAP

THIS PAGE IS INTENTIONALLY LEFT BLANK.

USBANCORP, INC.

FINANCIAL STATEMENTS
(title page)

CONSOLIDATED BALANCE SHEET
At December 31                                                 1993           1992
                                                                  (In thousands)

ASSETS
Cash and due from banks                                        $38,606        $37,114
Interest bearing deposits with banks                           4,809          7,958
Federal funds sold and securities purchased
     under agreements to resell                                7,000          37,350
Investment securities available for sale
     (market value of $432,315 on December 31, 1993,
     and $369,907 on December 31, 1992)                        428,712        366,888
Assets held in trust for collateralized
     mortgage obligation                                       13,815         18,582
Fixed-rate mortgage loans held for sale                        1,054          --
Loans                                                          732,026        659,818
Less: Unearned income                                          5,894          10,903
Less: Allowance for loan losses                                15,260         13,752

Net loans                                                      710,872        635,163

Premises and equipment                                         16,960         15,139
Accrued income receivable                                      8,892          9,363
Other assets                                                   10,801         12,298

TOTAL ASSETS                                                   $1,241,521     $1,139,855

LIABILITIES
Non-interest bearing deposits                                  $137,411       $129,703
Interest bearing deposits                                      911,455        867,888

Total deposits                                                 1,048,866      997,591

Federal funds purchased and securities sold under
     agreements to repurchase                                  12,648         10,222
Other short-term borrowings                                    270            944
Advances from Federal Home Loan Bank                           31,285         11,200
Collateralized mortgage obligation                             12,674         16,686
Long-term debt                                                 3,445          9,409
Other liabilities                                              15,718         10,832

TOTAL LIABILITIES                                              1,124,906      1,056,884

Commitments and contingent liabilities (Note 16)

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized;
     there were no shares issued and outstanding on
     December 31, 1993; 552,000 shares issued and
     outstanding at December 31, 1992                           --            13,800
Common stock, par value $2.50 per share; 6,000,000 shares
     authorized; 4,726,181 shares issued and outstanding on
     December 31, 1993; 2,982,124 shares issued and
     outstanding on December 31, 1992                          11,815         7,456
Surplus                                                        70,720         36,022
Retained earnings                                              34,080         25,693

TOTAL STOCKHOLDERS' EQUITY                                     116,615        82,971

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                      $1,241,521     $1,139,855

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Year Ended December 31                                           1993        1992        1991
                                                          (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans:
  Taxable                                                        $59,605     $57,210     $43,003
  Tax exempt                                                     1,110       1,045       1,087
Deposits with banks                                              127         324         712
Federal funds sold and securities purchased
  under agreements to resell                                     383         426         820
Investment securities and investment securities
  available for sale:
  Taxable                                                        21,494      21,395      20,569
  Tax exempt                                                     1,670       1,176       255
Assets held in trust for collateralized mortgage obligation      1,346       1,214       --

Total Interest Income                                            85,735      82,790      66,446

INTEREST EXPENSE
Deposits                                                         32,623      35,643      32,507
Federal funds purchased and securities
  sold under agreements to repurchase                            322         268         505
Other short-term borrowings                                      37          13          119
Advances from Federal Home Loan Bank                             1,163       463         --
Collateralized mortgage obligation                               1,508       1,301       --
Long-term debt                                                   597         661         407

Total Interest Expense                                           36,250      38,349      33,538

NET INTEREST INCOME                                              49,485      44,441      32,908
  Provision for loan losses                                      2,400       2,216       900

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                      47,085      42,225      32,008

NON-INTEREST
INCOME
Trust fees                                                       2,578       2,054       1,633
Net realized gains on loans held for sale                        593         737         --
Net realized gains (losses) on investment securities
  and investment securities available for sale                   583         393         (50)
Wholesale cash processing fees                                   1,281       1,189       1,032
Service charges on deposit accounts                              2,771       1,916       1,376
Other income                                                     2,344       2,057       2,044

Total Non-Interest Income                                        10,150      8,346       6,035

NON-INTEREST
EXPENSE
Salaries and employee benefits                                   19,952      18,038      14,655
Net occupancy expense                                            3,393       2,929       2,505
Equipment expense                                                2,608       2,158       1,815
Professional fees                                                2,167       2,238       1,640
Supplies, postage, and freight                                   1,998       2,010       1,735
Miscellaneous taxes and insurance                                1,128       1,048       972
FDIC deposit insurance expense                                   2,157       2,040       1,381
Other expense                                                    7,312       5,787       4,159

Total Non-Interest Expense                                       40,715      36,248      28,862

INCOME
BEFORE INCOME TAXES, EXTRAORDINARY ITEM,
  AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                           16,520      14,323      9,181
  Provision for income taxes                                     5,484       5,440       2,873

BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                       11,036      8,883       6,308
Extraordinary item--reduction of federal income taxes due
  to utilization of net operating loss carryforward              --          --          1,004
Cumulative effect of change in accounting
  principle--adoption of SFAS #109                               1,452       --          --

NET INCOME                                                       $12,488     $8,883      $7,312

NET INCOME APPLICABLE TO COMMON STOCK                            $12,385     $7,710      $6,139

PER COMMON SHARE DATA:
Primary:
  Income before extraordinary item and cumulative
    effect of change in accounting principle                     $2.45       $2.67       $2.00
  Net income                                                     2.78        2.67        2.39
  Average number of common shares outstanding                    4,456,820   2,888,145   2,561,175
Fully Diluted:
  Income before extraordinary item and cumulative
    effect of change in accounting principle                     $2.41       $2.53       $1.97
  Net income                                                     2.72        2.53        2.29
  Average number of shares outstanding                           4,588,622   3,515,217   3,188,247
Cash Dividends Declared                                          $0.86       $0.75       $0.55

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       Preferred  Common             Retained
                                       Stock      Stock    Surplus   Earnings   Total
                                                        (In thousands)
Balance at December 31, 1990           $13,800    $6,381    $29,446   $15,423   $65,050

1991
Net income for the year 1991           --         --        --        7,312     7,312
Dividend reinvestment and
  stock purchase plan                  --         39        203       --        242
Cash dividends declared:
  Preferred stock ($2.125 per
    share on 552,000 shares)           --         --        --        (1,173)   (1,173)
  Common stock ($0.10
    per share on 2,555,924
    shares; $0.15 per share on
    2,559,548 shares; $0.15
    per share on 2,564,134
    shares; and $0.15 per share
    on 2,567,486 shares)               --         --        --        (1,408)   (1,408)
Balance December 31, 1991              13,800     6,420     29,649    20,154    70,023

1992
Net income for the year 1992           --         --        --        8,883     8,883
Dividend reinvestment and
  stock purchase plan                  --         61        420       --        481
Stock options exercised                --         4         33        --        37
Common shares issued to
  acquire Community Bancorp,
  Inc. (388,213 shares at
  $17.75 per share)                    --         971       5,920     --        6,891
Cash dividends declared:
  Preferred stock ($2.125 per
    share on 552,000 shares)           --         --        --        (1,173)   (1,173)
  Common stock ($0.15 per
    share on 2,572,089 shares;
    $0.20 per share on
    2,967,099 shares; $0.20
    per share on 2,973,361
    shares; and $0.20 per share
    on 2,979,665 shares)               --         --        --        (2,171)   (2,171)
Balance December 31, 1992              13,800     7,456     36,022    25,693    82,971

1993
Net income for the year 1993           --         --        --        12,488    12,488
Dividend reinvestment and
  stock purchase plan                  --         56        495       --        551
Stock options exercised                --         13        73        --        86
Preferred stock converted to
  common stock                         (12,468)   1,415     11,053    --        --
Preferred stock redeemed               (1,332)    --        (36)      --        (1,368)
Secondary common stock
  issuance of 1,150,000
  shares net of issuance costs          --        2,875     23,113    --        25,988
Cash dividends declared:
  Preferred stock dividends
    paid on conversion                  --        --        --        (103)     (103)
  Common stock ($0.20 per
    share on 4,436,257 shares;
    $0.22 per share on
    4,708,461 shares;
    $0.22 per share on
    4,715,686 shares; and
    $0.22 per share on
    4,720,535 shares)                   --        --        --        (3,998)   (3,998)
Balance December 31, 1993               $--       $11,815   $70,720   $34,080   $116,615

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31                                  1993      1992      1991
                                                             (In thousands)
OPERATING ACTIVITIES
Net income                                                $ 12,488    $ 8,883     $ 7,312
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                             2,400       2,216       900
    Depreciation and amortization expense                 2,873       2,430       2,078
    Net amortization of investment securities
      and investment securities available for sale        996         801         452
    Net realized (gains) losses on investment securities
      and investment securities available for sale        (583)       (393)       50
    Net realized gains on sale of loans held for sale     (593)       (737)       --
    Decrease (increase) in accrued income receivable      471         1,314       (68)
    Increase (decrease) in accrued expense payable        2,097       (1,221)     63
Net cash provided by operating activities                 20,149      13,293      10,787

INVESTING ACTIVITIES
Purchase of investment securities, investment
  securities available for sale, and
  other short-term investments                            (296,777)   (218,654)   (152,692)
Proceeds from maturities of investment securities,
  investment securities available for sale, and
  other short-term investments                            204,899     177,383     94,295
Proceeds from sales of investment securities,
  investment securities available for sale, and
  other short-term investments                            29,641      31,515      3,845
Long-term loans originated                                (355,716)   (264,629)   (146,664)
Fixed-rate mortgage loans held for sale                   (1,054)     --          --
Loans purchased or participated                           (1,058)     (8,661)     (4,114)
Principal collected on long-term loans                    259,071     280,313     165,779
Loans sold or participated                                22,131      32,089      1,938
Net increase in credit card receivables and other
  short-term loans                                        (1,944)     (543)       (1,606)
Purchases of premises and equipment                       (2,431)     (1,171)     (1,314)
Sale of premises and equipment                            12          70          129
Net decrease in assets held in trust for
  collateralized mortgage obligation                      4,767       3,134       --
Net decrease (increase) in other assets                   2,212       1,084       (1,310)
Net cash received through acquisition of
  Community Bancorp, Inc.                                 --          14,725      --
Net cash (used) provided by investing activities          (136,247)   46,655      (41,714)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit            254,222     369,775     442,965
Payments for maturing certificates of deposit             (315,062)   (435,637)   (440,305)
Net increase (decrease) in demand and savings deposits    35,578      67,815      (138)
Net cash received through Integra Branches Acquisition    76,537      --          --
Net increase (decrease) in federal funds purchased,
  securities sold under agreements to repurchase,
  and other short-term borrowings                         1,752       (10,510)    1,296
Net principal borrowings (repayments) on advances from
  Federal Home Loan Bank and long-term debt               10,109      (4,437)     (305)
Preferred stock cash dividends paid                       (397)       (1,173)     (1,173)
Redemption of preferred stock                             (1,368)     --          --
Common stock cash dividends paid                          (3,557)     (1,959)     (1,280)
Proceeds from dividend reinvestment and
  stock purchase plan                                     637         518         242
Secondary common stock offering (net of expenses)         25,988      --          --
Net (decrease) increase in other liabilities              (348)       (5,113)     956
Net cash provided (used) by financing activities          84,091      (20,721)    2,258

NET (DECREASE) INCREASE IN CASH EQUIVALENTS               (32,007)    39,227      (28,669)
CASH EQUIVALENTS AT JANUARY 1                             82,422      43,195      71,864
CASH EQUIVALENTS AT DECEMBER 31                           $50,415     $82,422     $43,195

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AT AND FOR THE YEARS
ENDED DECEMBER 31, 1993, 1992, AND 1991

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business:
USBANCORP, Inc. (the "Company") and its subsidiaries' operations relate primarily to commercial banking activities which represent one industry segment.

Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United States National Bank in Johnstown ("U.S. Bank"), Three Rivers Bank and Trust Company ("Three Rivers Bank"), Community Bancorp, Inc. ("Community"), USBANCORP Trust Company ("Trust Company"), and United Bancorp Life Insurance Company ("United Life"). Intercompany accounts and transactions have been eliminatedin preparing the consolidated financial statements.

Investment Securities and Investment Securities Available for Sale:
Prior to September 30, 1992, investment securities have been stated at cost adjusted for amortization of premium and accretion of discount. Both accretion and amortization are determined by the straight-line method which is not materially different from the level yield method. Effective September 30, 1992, the investment portfolio was reclassified as "available for sale." Since that date, the portfolio has been carried at the lower amortized cost or market value. Any unrealized adjustments are reflected in "N loss on investment securities available for sale" on the Consolidated Realized gain or loss on securities sold is computed based upon the ad securities sold.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") #115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.
Management does not believe that the adoption of this statement material impact on the results of operations or the financial positive adoption of this statement in the first quarter of 1994, management plans to rec tax-free municipal securities as "held to maturity" and carry them at amortize investment securities portfolio will continue to be classified as "availibility carried at market value.

Loans:
Interest income is recognized using methods which approximate a level yield related to principal amounts outstanding. The subsidiaries immediately discontinue the accrual of interest income when loans, except for loans that are insured for credit loss, become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accural of interest may be discontinued prior to 90 days. In all cases, payments received loans are credited to principal until full recovery of principal has after full recovery of principal that any additional payments received are recognized as interest income. A non-accrual loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments (except for residential mortgage loans which have to become current and remain current for six consecutive payments) and upon the approval of the Credit Committee and/or Board Discount/Loan Committee with final approval resting with the Chief Financial Officer.

Loan Fees:
Loan origination and commitment fees, net of associated direct costs, are deferred and amortized into interest and fees on loans over the loan or commitment period. Fee amortization is determined by either the straight-line method, or the effective interest method, which do not differ materially.

Fixed-Rate Mortgage Loans Held For Sale:
All newly originated 30-year fixed-rate residential mortgage loans are classified as "held for sale." It is management's intent to periodically sell these residential mortgage loans and retain servicing rights for the remaining lives; this strategy will be executed in an effort to help neutralize long-term interest rate risk. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value. At December 31, 1993, the cost of these loans approximated market value. Realized gains and losses will be calculated by the specific identification method and will be included in "Net realized gain or loss on loans held for sale"; unrealized net valuation adjustments (if any) will be recorded in "Net unrealized gain or loss on loans held for sale" on the Consolidated Statement of Income.

Premises and Equipment:
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operations over the estimated useful lives of the premises and equipment using the straight-line method. Useful lives of up to 45 years for buildings and up to 12 years for equipment are utilized. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful live improvements, whichever is shorter. Maintenance, repairs, and minor alterations are charged to current operations as expenditures are incurred.

Allowance for Loan Losses and Charge-off Procedures:
As a financial institution which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, management of the Company makes a quarterly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses which would be adequate for potential yet undetermined losses.
The amount charged against earnings is based upon several factors including, at a minimum, each of the following:

- -    A continuing review of delinquent, classified and non-performing loans,
					large loans, and overall portfolio quality. This continuous review assesses
				 the risk characteristics of both individual loans and the total loan
				 portfolio.

- -    Regular examinations and reviews of the loan portfolio by representatives
					of the regulatory authorities.

- -    Analytical review of loan charge-off experience, delinquency rates, and
					other relevant historical and peer statistical ratios.

- -    Management's judgment with respect to local and general economic
					conditions and their impact on the existing loan portfolio.

     When it is determined that the prospects of recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account and subsequent recoveries, if any, are credited to the allowance account. Loans are charged-off promptly upon determination that a loss is anticipated. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.

Trust Fees:
All trust fees are recorded on the cash basis which approximates the accrual basis for such income.

Earnings Per Common Share:
Primary earnings per share amounts are computed by dividing net income, after deducting preferred stock dividend requirements, by the weighted average number of common stock and common stock equivalent shares outstanding. Fully diluted earnings per share amounts are calculated assuming that the Series A $2.125 Cumulative Convertible Non-Voting Preferred Stock was converted at the beginning of the year into 1.136 shares of the Company's Common Stock and that no preferred dividends were paid. By April 7, 1993, a Preferred Stock was either redeemed or converted to the Company's Common Stock.

Consolidated Statement of Cash Flows:
On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell; for the Company, cash equivalents include short-term investments. The Company made $4,300,000 in federal income tax payments in 1993; $3,986,000 in 1992; and $3,336,000 in 1991. The Company
made total interest expense payments of $34,153,000 in $40,942,000 in 1992; and $33,475,000 in 1991.

Income Taxes:
As discussed in Note 13, the Company adopted Statement of Financial Accounting Standards #109, "Accounting for Income Taxes" in the first quarter of 1993. Under SFAS #109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Prior to 1993, deferred income tax expenses or credits were recorded to reflect the tax consequences of timing differences between the recording of income and expenses for financial reporting purposes and for purposes of filing federal income tax returns at income tax rates in effect when the difference arose.

2. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 1993, and 1992, included $11,857,000 and $10,384,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3. INTEREST BEARING DEPOSITS WITH BANKS

The book value of interest bearing deposits with domestic banks are as follows:

At December 31           1993      1992      1991
                              (In thousands)
Total                    $4,809    $7,958    $6,606

The Company had no such deposits in foreign banks nor in foreign branches of United States banks.

     The maturity of interest bearing deposits with banks at book value is summarized as follows:

At December 31             1993      1992      1991
                                   (In thousands)
Maturing within
  three months             $4,809    $7,958    $--
Maturing after three
  but within six months    --        --        3,098
Maturing after six
  months but
  within one year          --        --        3,508
Maturing after one year    --        --        --

Total                      $4,809    $7,958    $6,606

4. INVESTMENT SECURITIES AND INVESTMENT SECURITIES
   AVAILABLE FOR SALE

Beginning September 30, 1992, the entire investment security portfolio as described in the table below was reclassified as "available for sale." All or part of the investment security portfolio may be sold at any time for interest rate, prepayment, credit, liquidity considerations, or other factors as determined appropriate by management. The investment security portfolio is carried at the lower of aggregate amortized cost or market value; any necessary adjustments are recorded in the Income Statement. Prior to September 30, 1992, there were no investment securities categorized as "available for sale."

     The book and market values of investment securities "available for sale" and carried at the lower of amortized cost or market value are summarized as follows:

                                   Gross          Gross
                         Book      Unrealized     Unrealized     Market
At December 31, 1993     Value     Gains          Losses         Value
                                        (In thousands)
U.S. Treasury            $13,333   $186           $(16)          $13,503
U.S. Agency              72,648    890            (116)          73,422
State and municipal      44,547    1,129          (90)           45,586
Collateralized
  mortgage
  obligations*           251,631   2,379          (1,402)        252,608
Other securities**       46,553    680            (37)           47,196

Total                    $428,712  $5,264         $(1,661)       $432,315

                                   Gross          Gross
                         Book      Unrealized     Unrealized     Market
At December 31, 1992     Value     Gains          Losses         Value
                                        (In thousands)
U.S. Treasury            $9,647    $182           $(17)          $9,812
U.S. Agency              32,490    732            (86)           33,136
State and municipal      35,619    526            (69)           36,076
Collateralized
  mortgage
  obligations*           223,711   3,374          (1,654)        225,431
Other securities**       65,421    400            (369)          65,452

Total                    $366,888  $5,214         $(2,195)       $369,907

**U.S. Agency issued securities represented 95% and 91% of these obligations at December 31, 1993 and 1992, respectively.
**Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     There was no trading within the investment portfolio during the periods presented. Prior to the Company classifying its investment portfolio as "available for sale" on September 30, 1992, the Company's policy limited any investment security sale before its maturity primarily to the infrequent occurrences which required protection of the investment portfolio quality.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors Service or Standard & Poor's rating of "A." At December 31, 1993, 89.2% of the portfolio was rated "AAA" and 91.0% "AA" or higher as compared to 85.4% and 86.5%, respectively, at December 31, 1992. Only 3.2% of the portfolio was rated below "A" or unrated on December 31, 1993.

     The book value of securities pledged to secure public and trust deposits, as required by law, was $83,769,000 at December 31, 1993, and $61,062,000 at December 31, 1992. The Company realized $827,000 and $472,000 of gross investment security gains and $244,000 and $79,000 of gross investment security losses in 1993 and 1992, respectively.


5. LOANS

The loan portfolio of the Company consisted of the following:

At December 31                   1993        1992
                                  (In thousands)
Commercial                       $99,321     $76,667
Commercial loans secured by
  real estate                    126,044     125,846
Real estate-mortgage             338,778     298,963
Consumer                         167,883     158,342
Loans                            732,026     659,818
  Less: Unearned income          5,894       10,903

Loans, net of unearned income    $726,132    $648,915

     Real estate construction loans were not material at these presented dates and comprised 2.5% of total loans net of unearned income at December 31, 1993. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

     In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $15,074,000 and $12,824,000 at December 31, 1993, and 1992, respectively.
An analysis of these related party loans follows:

Year ended December 31        1993      1992
                               (In thousands)
Balance January 1             $12,824   $12,771
New loans                     22,886    5,572
Payments                      (20,636)  (5,519)
Balance December 31           $15,074   $12,824

6. ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses follows:

Year ended December 31        1993      1992        1991
                                 (In thousands)
Balance January 1             $13,752   $13,003     $12,470
Addition due to acquisi-
  tion of Community
  Bancorp, Inc.               --        2,122       --
Provision for loan losses     2,400     2,216       900
Recoveries on loans
  previously charged-off      869       869         864
Loans charged-off             (1,761)   (4,458)     (1,231)
Balance December 31           $15,260   $13,752     $13,003

7. NON-PERFORMING ASSETS

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) consumer loans which are contractually past due 90 days or more as to interest or principal payments and which are insured for credit loss, and
(iii) other real estate owned (real estate acquired through foreclosure and in-substance foreclosures). All loans, except for loans are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income.

The following table presents information concerning non-performing assets:

At December 31                             1993      1992      1991      1990      1989
                                               (In thousands, except percentages)
Non-accrual loans                          $5,304    $5,596    $3,358    $2,456    $3,364
Insured loans past due 90 days or more     203       1,573     600       472       194
Other real estate owned:
  Foreclosed properties                    991       934       787       970       654
  In-substance foreclosures                --        2,188     --        --        --

Total non-performing assets                $6,498    $10,291   $4,745    $3,898    $4,212

Total non-performing assets as a percent
  of loans and loans held for sale, net
  of unearned income, and other real
  estate owned                             0.89%     1.58%    1.10%     0.87%      0.94%

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above.
Other real estate owned is recorded at the lower of fair value or carrying cost based upon appraisals.

     The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period,
(ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans:


Year ended December 31                 1993      1992      1991      1990     1989
                                                  (In thousands)
Interest income due in accordance
  with original terms                  $753      $882      $678      $520     $759
Interest income recorded               (442)     (110)     (209)     (296)    (189)

Net reduction in interest income       $311      $772      $469      $224     $570

8. PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:


At December 31                      1993          1992
                                      (In thousands)
Land                                $1,675        $1,675
Premises                            18,228        16,419
Furniture and equipment             15,348        13,377
Leasehold improvements              1,060         1,020

Total at cost                       36,311        32,491
  Less: Accumulated depreciation    19,351        17,352

Net book value                      $16,960       $15,139

The related depreciation charged against income is as follows:

Year ended December 31             1993      1992      1991
                                        (In thousands)
Premises                           $930      $755      $731
Furniture and equipment            985       887       819
Leasehold improvements             91        87        77

Total depreciation                 $2,006    $1,729    $1,627

9. FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO
REPURCHASE, AND OTHER SHORT-TERM BORROWINGS

The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

                                     1993                          1992                       1991
                              Amount        Rate%          Amount     Rate%          Amount     Rate%
                                       (In thousands, except percentages)

At year end                   $12,918       2.34%          $11,166    2.51%          $21,676    3.91%
Average during year           14,486        2.48           10,452     2.69           11,786     5.29
Maximum month-end balance     28,590        --%            12,005     --             21,676     --

     Average amounts outstanding during the year represent daily averages.
Average interest rates represent interest expense divided by the related average balances.

     These borrowing transactions range from overnight to three months in maturity. The average maturity was two days at the end of 1993 and eight days at the end of 1992.

10. INTEREST EXPENSE ON DEPOSITS

Interest expense on deposits consisted of the following:



Year ended December 31               1993      1992      1991
                                        (In thousands)
Interest bearing demand              $2,030    $2,320    $2,288
Savings                              5,546     6,638     6,037
Other time                           25,047    26,685    24,182

Total interest on deposits           $32,623   $35,643   $32,507

The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 1993, 1992, and 1991 and the related interest expense for the three years then ended are presented below:

At or for the year ended
December 31                          1993      1992         1991
                                            (In thousands)
Certificates of deposit in
  denominations of
  $100,000 or more                    $26,925   $29,499      $32,272
Related interest expense              1,175     1,462        2,735

11. ADVANCES FROM FEDERAL HOME LOAN BANK, COLLATERALIZED
      MORTGAGE OBLIGATION, AND LONG-TERM DEBT

Advances from Federal Home Loan Bank:
Advances from Federal Home Loan Bank consist of the following:

                                            At December 31, 1993
                                                (In thousands)
3.59% due February 23, 1994                            $5,000
4.68% due October 21, 1994                             5,000
5.12% due January 28, 1996                             2,000
4.82% due February 20, 1996                            5,000
4.30% due September 10, 1996                           5,000
8.55% due September 10, 1996                           2,095
6.07% due January 28, 1998                             3,000
9.00% due September 10, 2001                           4,190
                                                       $31,285

     All Federal Home Loan Bank stock and an interest in unspecified mortgage loans, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Collateralized Mortgage Obligation:
The collateralized mortgage obligation was issued through Community First Capital Corporation ("CFCC"), a wholly- owned, single-purpose finance subsidiary of Community Savings Bank. Community Savings Bank transferred in 1988 Federal Home Loan Mortgage Corporation ("FHLMC") securities with a book value of approximately $31,500,000 to CFCC which were then used as collateral for issuance of bonds with a par value of $27,787,000 in the form of a collateralized mortgage obligation.

     There are four classes of bonds, including one class of zero coupon bonds, which mature in the years 2000 through 2018; however, payments of the bonds may occur prior to maturity in accordance with certain provisions of the Trust Indenture between CFCC and the trustee. The remaining bonds have a weighted average adjusted effective rate of 10.20%.

     Assets held in trust for the collateralized mortgage obligation of $12,674,000 at December 31, 1993, consist of the following:

                                        At December 31, 1993
                                           (In thousands)
FHLMC securities                                  $12,325
Accrued interest receivable on FHLMC              311
Funds held by trustee                             1,179
                                                  $13,815

Under provisions of the Trust Indenture, the bonds are fully collateralized by the FHLMC securities and funds held by the trustee. Funds held by the trustee represent payments received on FHLMC securities, collateral reserves, and reinvestment of earnings on such funds which have not been applied to pay principal and interest on the bonds. These funds are restricted to assure payment on the bonds in accordance with the Indenture.

Long-Term Debt:
The Company's long-term debt consisted of the following:


At December 31                    1993             1992
                                      (In thousands)
Mortgage bonds                    $--              $5,375
Bank note                         3,124            3,852
Other                             321              182

Total long-term debt              $3,445           $9,409

     Mortgage bonds represented Cambria County Industrial Development Authority Bonds at an average rate of 6.87% over the life of the bond issue. These bonds were issued on March 29, 1979, to finance U.S. Bank's Main Office Headquarter's facility, which served as security for the bonds, and required annual debt service payments through the year 2004.

     On October 1, 1993, the Company redeemed all remaining outstanding principal on the bonds which totalled $5,075,000. The bonds were redeemed at par value with no early redemption penalties which was in accordance with the provisions of the indenture agreement since the bonds had already been outstanding in excess of the minimum required time period of ten years.

     The bank note evidences a $4,000,000 loan to partially finance the acquisition of Community Bancorp, Inc.. The loan originally was payable in equal quarterly amounts of principal and interest of approximately $196,000 through April 1999 and had a fixed annual interest rate of 9.50%. On August 31, 1993, the Company refinanced this note and shortened the maturity date to July 31, 1996, and reduced the interest rate to one that floats at the Prime Rate.
The Company paid a prepayment premium of $170,000 to effect these favorable modifications to the original note.

     Scheduled maturities of long-term debt for each of the five years subsequent to December 31, 1993, are $1,275,000 in 1994; $1,234,000 in 1995;
$878,000 in 1996; $13,000 in 1997; and $45,000 in 1998.

12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS


Statement of Financial Accounting Standards #107, "Disclosures about Fair
Value of Financial Instruments," requires all entities to disclose the estimated fair value ofits financial instrument assets and liabilities. For the Company, as for most financial institutions, approximately 95% of its assets and liabilities are considered financial instruments as defined #107. Many of the Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.Therefore, significant estimations and present value calculations were used by the Company for the purpose of this disclosure.

     Estimated fair values have been determined by the Company using the best available data, as generally provided in the Company's FRY-9C Regulatory Reports , and an estimation methodology suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation method used, the estimated fair values, and recorded book balances at December 31, 1993, were as follows:

- -    Financial instruments actively traded in a secondary market have been
					valued using quoted available market prices.

                                    Estimated                Recorded
                                    Fair Value               Book Balance
                                                (In thousands)
Federal funds sold                 $7,000                     $7,000
Investment securities available
  for sale (including assets held
  in trust for collateralized
  mortgage obligation)             446,720                    442,527

- -    Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities.


                                     Estimated                   Recorded
                                     Fair Value                  Book Balance
                                                 (In thousands)
Deposits with stated maturities      $461,215                    $459,718
Short-term borrowings                22,918                      22,918
Long-term debt (including
  collateralized mortgage
  obligation and non-current
  portion of FHLB advances)          36,989                      37,404

- -    Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

                              Estimated             Recorded
                              Fair Value            Book Balance
                                       (In thousands)
Deposits with no
  stated maturities           $589,148              $589,148

- -    The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, and assumed prepayment risk.

                                    Estimated                Recorded
                                    Fair Value               Book Balance
                                              (In thousands)
Net loans (including loans held
  for sale)                         $721,181                  $711,926

     Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

     The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by SFAS #107. Because of the Company's stable core deposit base (which comprises 97% of total deposits), its non-use of volatile funding sources such as brokered deposits, and a peer comparable cost of deposits (actual cost in 1993 of 3.61% vs. a peer a of 3.44% as of September 30, 1993), management believes the relationship deposits is significant. Based upon limited secondary market transactions involving similar deposits, management estimates the relationship value of these funding liabilities to range between $14 million to $30 million less than their estimated fair value shown above. There is no material difference between the notational amount and the estimated fair value of off-balance sheet items which total $173.8 million and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

     Management is concerned that reasonable comparability of these disclosed fair values between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.


13. INCOME TAXES

During the first quarter of 1993 the Company adopted Statement of Financial Accounting Standards #109, "Accounting for Income Taxes." SFAS $NO109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and income tax bases of assets and liabilities given the provisions of the enacted tax laws. This adoption resulted in the recognition of a non-rec net benefit of $1,452,000 or $0.35 per share on a fully diluted basis. The ef standard on income tax expense (exclusive of the cumulative effect adjustment) for December 31, 1993, was not material.

     The provision for federal income taxes (before SFAS $NO109 benefit) is summarized below:

Year ended December 31        1993      1992      1991
                                   (In thousands)
Current                       $5,387    $5,330    $3,871
Deferred                      97        110       (2,002)
Charge in lieu of
  federal income taxes        --        --        1,004

Income tax provision prior
  to extraordinary item       $5,484    $5,440    $2,873

     The remaining net operating loss ("NOL") carryforward of $2,952,000 was utilized to reduce federal income tax expense for financial reporting purposes in 1991.

The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:


Year ended December 31                              1993              1992                1991
                                              Amount    Rate    Amount    Rate       Amount    Rate
                                                  (In thousands, except percentages)

Tax expense based on federal statutory rate   $5,682    34.4%   $4,870    34.0%      $3,122    34.0%
State income taxes                            484       2.9     390       2.7        --        --
Basis differential of loan sales              --        --      187       1.0        --        --
Tax exempt income                             (785)     (4.7)   (675)     (4.7)      (445)     (4.8)
Other                                         103       0.6     668       5.0        196       2.1
Total provision for income taxes before
  extraordinary item                          $5,484    33.2%   $5,440    38.0%      $2,873    31.3%

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The following table presents the impact on income tax expense of the principal timing differences and the tax effect of each:


Year ended December 31                       1993           1992      1991
                                                     (In thousands)

Provision for possible loan losses           $(501)         $405      $(189)
Lease accounting                             68             (397)     (255)
Accretion of discounts on securities, net    324            (157)     150
Deferred taxes not recorded due to NOL
  carryforward                               --             --        (931)
Basis differential on security sales         --             59        (359)
Deferred loan fees                           240            --        --
Other, net                                   (34)           200       (418)

Total                                        $97            $110      $(2,002)

At December 31, 1993 and 1992, deferred taxes are included in the other assets line item in the accompanying consolidated balance sheet. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:


At December 31                         1993              1992
                                            (In thousands)
Deferred Assets:
  Provision for loan losses            $5,341           $3,268
  Deferred loan fees                   703              922
  Other                                32               --
    Total assets                       6,076            4,190

Deferred Liabilities:
  Accumulated depreciation             (1,172)          (1,188)
  Accretion of discount                (422)            (481)
  Lease accounting                     (503)            --
  Other                                --               (222)
    Total liabilities                  (2,097)          (1,891)

Valuation Allowance                    (325)            --
Net deferred assets                    $3,654           $2,299

     In August 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993 which increased the corporate tax rate from 34% to 35% on income greater than $10 million. As a result of this increase in the tax rate, the Company recognized an approximate $100,000 addition to the net deferred tax asset. This caused a corresponding benefit to the provision for income taxes.

14. PENSION AND PROFIT SHARING PLANS

U.S. Bank:
U.S. Bank has a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year for U.S. Bank or the Company and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. U.S. Bank's plan fun been to contribute annually an amount within the statutory range of allowance actuarially determined tax-deductible contributions. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks, mutual funds, and short-term cash equivalent instruments.

     Net periodic pension cost for the plan is as follows:

Year ended December 31                       1993      1992      1991
                                                   (In thousands)
Service cost                                 $372      $341      $363
Interest cost                                339       298       333
Deferred asset gain (loss)                   42        (138)     260
Amortization of transition asset             (17)      (17)      (17)
Amortization of unrecognized
  prior service cost                         (23)      (23)      (20)
Actual return on plan assets                 (421)     (253)     (641)
Amortization of gain                         (9)       (37)      (9)

Net periodic pension cost                    $283      $171      $269

     A reconciliation of the funded status of the plan to the recorded net pension liability is as follows:

At December 31                               1993           1992
                                                (In thousands)
Fair value of plan assets                    $4,817         $4,855
Projected benefit obligation                 (5,729)        (4,552)

Overfunded (unfunded) projected
  benefit obligation                         (912)           303
Unrecognized net transition asset            (328)           (345)
Unrecognized prior service cost              (490)           (512)
Unrecognized net loss (gain)                 95              (793)

Net pension liability                        $(1,635)        $(1,347)

The actuarial present value of benefit obligations is as follows:

At December 31                     1993      1992
                                   (In thousands)
Accumulated benefit obligation     $3,999    $3,138
Vested benefit obligation          $3,831    $2,804

The following rate assumptions were used in the plan accounting:

                              Jan. 1,        Dec. 31,  Jan. 1,        Dec. 31,
Measurement Date              1993           1993      1992           1992

Discount rate
  (weighted-average)          7.50%          6.50%          7.50%     7.50%
Rate of compensation
  increases                   4.00           3.50           4.00      4.00
Expected long-term rate
  of return on plan assets
  (weighted-average)          8.00           7.50           8.00      8.00

     The above pension disclosures include the information for the supplemental plan for certain management employees which was implemented January 1, 1992.

     U.S. Bank also has a trusteed deferred profit sharing plan with contributions made by U.S. Bank based upon income as defined in the plan. All employees of U.S. Bank and the Company who work over 1,000 hours per year participate in the plan beginning on January 1 following six months of service. Contributions to this profit sharing plan were $489, 1993; $500,000 in 1992; and $474,000 in 1991. Plan assets are primarily debt securities including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.

Three Rivers Bank:
Three Rivers Bank has a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Three Rivers Bank's plan funding policy has been to contribute annually an amount within the statutory range of allowable minimum an determined tax-deductible contributions. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks , mutual funds, and short-term cash equivalent instruments.

Net periodic pension cost for the plan is as follows:


Year ended December 31                    1993      1992      1991
                                              (In thousands)
Service cost                              $162      $110      $72
Interest cost                             114       81        94
Deferred asset gain (loss)                54        (18)      50
Amortization of transition obligation     3         3         3
Amortization of unrecognized
  prior service cost                      27        --        --
Actual return on plan assets              (144)     (70)      (133)
Amortization of loss                      --        --        6

Net periodic pension cost                 $216      $106      $92

A reconciliation of the funded status of the plan to the recorded net pension (liability) prepaid asset is as follows:


At December 31                               1993           1992
                                              (In thousands)
Fair value of plan assets                    $1,288         $1,163
Projected benefit obligation                 (2,946)        (1,256)

Unfunded projected benefit obligation        (1,658)        (93)
Unrecognized net transition obligation       29             33
Unrecognized prior service cost              789            _
Unrecognized net loss                        846            162
Adjustment to recognize
  minimum required liability                (818)           _

Net pension (liability) prepaid asset       $(812)          $102

     The bank recognized in 1993 an intangible asset of $818,000 related to the adjustment to recognize the minimum required liability due to unrecognized prior service costs from amendments to plan benefits in 1993.

     The actuarial present value of benefit obligations is as follows:

At December 31                         1993            1992
                                          (In thousands)
Accumulated benefit obligation          $2,147         $1,035
Vested benefit obligation               $2,093         $1,013

The following rate assumptions were used in the plan accounting:

                              Jan. 1,        Dec. 31,     Jan. 1,        Dec. 31,
Measurement Date              1993           1993         1992           1992
Discount rate
  (weighted-average)          7.50%          6.50%        7.50%          7.50%
ate of compensation
  increases                   4.00           3.50         4.00           4.00
Expected long-term rate
  of return on plan assets
  (weighted-average)          8.00           7.50         8.00           8.00

     The above pension disclosures include the information for the supplemental plan for certain management employees which was implemented July 1, 1993.

     Three Rivers Bank also has a trusteed 401(k) plan with contributions made by Three Rivers Bank matching those by eligible employees up to a maximum of 1% of their annual salary. All employees of Three Rivers Bank who work over 1,000 hours per year are eligible to participate in the plan beginning on January 1 following six months of service. Three Rivers Bank's contribution to this 401(k) plan was $27,000 in 1993; $24,000 in 1992;and $20,000 in 1991.

Community:
Eligible Community employees participated in a non-contributory defined multi-employer pension plan through June 30, 1993. The net pension cost for contributions made to the plan amounted to $80,000 for the six month period in 1993 and $40,000 for the 1992 plan year. Effective July 1, 1993, the Company began the process of merging Community's employees into Three Rivers Bank pension plan. It is the Company's intent to recognize the transfer in the 1994 financial statements. It is anticipated by management, based upon advice from the Company's actuary, that this transfer will have no significant impact on the bank's financial statements.

Except for the above pension benefits provided by each subsidiary, the Company has no significant additional exposure for any other post-retirement benefits.

15. LEASE COMMITMENTS

The Company's obligation for future minimum lease payments on operating leases at December 31, 1993, is as follows:


Year                           Future Minimum Lease Payments
                                   (In thousands)
1994                                   $644
1995                                   456
1996                                   308
1997                                   276
1998 and thereafter (in total)         604

     In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.

     Rent expense included in total non-interest expense amounted to $493,000, $414,000, and $364,000 in 1993, 1992, and 1991, respectively.

16. COMMITMENTS AND CONTINGENT LIABILITIES

The Company's banking subsidiaries incur off-balance sheet risks in the normal course of business in order to meet the financing needs of their customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.

     Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, commitment amounts do not necessarily represent future cash requirements. The banking subsidiaries evaluate each customer's creditworthiness on a case-by-case basis. Collat-eral which secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, and fixed assets.

     Standby letters of credit are conditional commitments issued by the banking subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financings , and similar transactions. The credit risk involved in letters of credit is essentially the same as that involved in extending loan of credit are issued both on an unsecured and secured basis. Collateral securing transactions is similar to collateral securing the subsidiary banks' commercial loans.

     The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The banking subsidiaries use the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had outstanding various commitments to extend credit approximating $168,477,000 and standby letters of credit of $5,367,000 as of December 31, 1993.

     Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company's consolidated financial position or results of operation.

17. INCENTIVE STOCK OPTION PLAN

In 1991, the Company's board of directors adopted an Incentive Stock Option
Plan authorizing the grant of options covering 128,000 shares of common stock. Under the Plan, options can be granted (the "Grant Date") to employees with executive, managerial, technical, or professional responsibility, as selected by a committee of the board of directors. The option price at which a stock option may be exercised shall be a price as determined by the committee, but shall not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed
 10 years. The following stock option activity was recognized:

                                   Shares         Shares         Option
                                   Under          Available      Price
                                   Option         For Option     Per Share

Balance at December 31, 1991       29,000         99,000
  Options granted                  --             --
  Options exercised                (1,666)        --             17.25
  Options canceled or expired      --             --

Balance at December 31, 1992       27,334         99,000
  Options granted                  27,500        (27,500)        22.56
  Options exercised                (5,000)       --              17.25
  Options canceled or expired      --            --

Balance at December 31, 1993       49,834        71,500

     On or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised.

18. PREFERRED STOCK

On November 20, 1992, the Board of Directors authorized the redemption of all outstanding shares of the Company's Series A $2.125 Cumulative Convertible Non-Voting Preferred Stock. The redemption date was established as April 7, 1993. The Preferred Stock redemption presented shareholders with the choice of either redeeming their shares at the redemption price of $25.638 per share or converting their shares into 1.136 shares of the Company Stock. Shareholders of only 53,283 shares opted to redeem their shares resuume redemption payout of approximately $1.4 million; shareholders of 498,717 shares 90%) elected to convert their shares. This conversion resulted in the issuance of 566,543 new common shares.

19.DIVIDEND REINVESTMENT PLAN

The Company's revised Dividend Reinvestment and Common Stock Purchase Plan provides each holder of Common Stock and Series A Preferred Stock (the "Eligible Securities") with a method of purchasing additional common shares without payment of any brokerage commission, service charge, or other similar expense. A participant in the Plan may elect either to reinvest dividends on all of his shares of Eligible Securities and/or to make optional co payments of not less than $10 each purchase up to a maximum of $2,000 per quarter and continue to receive regular dividend payments on his other shares. A participant may withdraw from the Plan at any time.

     The price of shares purchased by a participant in the Plan will be 100% of the average of the daily high and low sales prices of the shares quoted on the NASDAQ National Market System on the investment date. Since such additional shares of Common Stock will be purchased directly from the Company, the Company will receive additional funds for general corporate purposes. At December 31, 1993, the Company had 281,923 unissued reserved shares under the Plan.

20. SHAREHOLDER RIGHTS PLAN

Each share of the Company's Common Stock has attached to it one right (a "Right") issued pursuant to a Shareholder Protection Rights Agreement, dated November 10, 1989, (the "Rights Agreement"). Each Right will initially entitled a holder to buy one-tenth of a share of the Company's Series B Preferred Stock at a price of $40.00, subject to adjustment (the "Exercise Price"). The Rights become exercisable if a person, group, or other entities acquires or announces a tender offer for 20% or more of the Company's Common Stock. They can also be exercised if a person or group who has become a beneficial owner of at least
10% of the Company's Common Stock is declared by the board of directors to be an "adverse person" (as defined in the Rights Agreement). Under the Rights Agreement, any person, group, or entity will be deemed a beneficial owner of the Company's Common Stock if such person, group, or entity would be deemed to beneficially own the Company's Common Stock under the rules of the Securities and Exchange Commission which generally require that such person, group, or entity have, or have the right to acquire within sixty days, voting or dispositive power of the Company's Common Stock; provided, however, that the Rights Agreement excludes from the definition of beneficial owner, holders of revocable proxies, employee benefit plans of the Company its subsidiaries and the Trust Company. After the Rights become exercisable, the Rights (other than Rights held by a 20% beneficial owner or an "adverse person") will entitle the holders to purchase, under certain circumstances, either the Company's Common Stock or common stock of the potential acquirer having a value equal to twice the Exercise Price. The Company is generally entitled to redeem the Rights at $.01 per Right at any time until the twentieth business day following public announcement that a 20% position has been acquired or the board of directors has designated a holder of the Company's Common Stock an adverse person. The Rights expire on November 10, 1994. The Rights Agreement may have the effect of deterring or discouraging a non-negotiated tender or exchange offer for the Company, the acquisition of a large block of the Company's Common Stock, and the removal of the Company's management.

21. COMMUNITY BANCORP, INC. MERGER

Effective as of the beginning of business on March 23, 1992, the Company merged Community Bancorp, Inc. with and into a newly formed subsidiary of the Company with Community surviving the merger. Community Bancorp, Inc., a Pennsylvania corporation, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, whose sole direct subsidiary is Community (formerly Community Savings Association), a Pennsylvania-chartered FDIC-insured savings bank. Community has the following direct subsidiaries:
Community First Capital Corporation (a special purpose finance subsidiary), Community First Financial Corporation (a subsidiary engaged in real estate joint ventures), and Frontier Consumer Discount Company. In accordance with Federal Reserve Board policy, the Company has committed to divest its equity investment in Community First Financial Corporation within two years after the effective date or such longer period as the Federal Reserve Board. The Company acquired all of the outstanding common stock and stock options of Community Bancorp, Inc. with Community Bancorp, Inc. shareholders receiving $14.1 million in cash and 388,213 shares of the Company's common stock. The total cost was $21,709,000. The acquisition has been accounted for by the purchase method and, accordingly, Community's assets and liabilities have been adjusted estimated fair values at the effective date. The fair value of Community's net assets acquired exceeded the purchase price by $2,677,000 which reduced the value assigned to the premises and equipment of Community. The results of operations of Community for the period from March 23, 1992, through December 31, 1992, amounting to $2,980,000 of net income, was included in the Company's 1992 income statement.

     The pro forma combined results of operations of the Company for the years ended December 31, 1992 and 1991, after giving effect to the pro forma adjustments as of the beginning of the periods, are as follows:


Year ended December 31                      1992           1991
                                         (In thousands, except per share data)
Net interest income                         $46,272        $41,767
Provision for loan losses                   (2,754)        (1,757)
Non-interest income                         8,061          7,613
Non-interest expense                        (37,716)       (35,451)
Provision for income taxes                  (4,948)        (4,015)

Income before extraordinary item            $8,915         $8,157

Income before extraordinary item
  per common share:
    Primary                                 $2.60          $2.47
    Fully diluted                           2.47           2.28


22. BRANCHES ACQUISITION

On April 2, 1993, the Company's Three Rivers Bank subsidiary and Integra
National Bank/Pittsburgh consummated the acquisition of four Integra branch offices ("Integra") located in the suburban Pittsburgh market area pursuant to a Purchase and Assumption Agreement (the "Agreement"). In connection with the transaction, Three Rivers Bank assumed $88.6 million in deposit liabilities and purchased $12.1 million of assets; these assets consisted of: home equity and other consumer loans; vault cash; furniture, fixtures, and equipment; real estate together with improvements; and safe deposit box business. In addition, Three Rivers Bank assumed certain other liabilities including contracts that relate to the operation of the branches and real estate leases relating to one branch and one ATM. In consideration for the assumption of the deposit liabilities, Three Rivers Bank paid Integra a deposit premium million.

23. PARENT COMPANY FINANCIAL INFORMATION

The Parent Company functions primarily as a coordinating and servicing unit for all subsidiary entities. Provided services include general management, credit policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning. The following financial information relates only to the Company operations



BALANCE SHEET

At December 31                               1993           1992
                                               (In thousands)
ASSETS
Short-term investments                       $23            $--
Investment securities available for sale     24,902         1,430
Equity investment in banking
  subsidiaries                               95,029         85,030
Equity investment in non-banking
  subsidiaries                               691            566
Other assets                                 1,030          1,751

TOTAL ASSETS                                 $121,675       $88,777

LIABILITIES
Long-term debt                               $3,124         $3,852
Other liabilities                            1,936          1,954

TOTAL LIABILITIES                            5,060          5,806

STOCKHOLDERS' EQUITY
Preferred stock                              --             13,800
Common stock                                 11,815         7,456
Surplus                                      70,720         36,022
Retained earnings                            34,080         25,693

TOTAL STOCKHOLDERS' EQUITY                   116,615        82,971

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                       $121,675       $88,777

STATEMENT OF INCOME

Year ended December 31                     1993      1992      1991
                                                (In thousands)
INCOME
Inter-entity management fees               $2,988    $2,649    $2,641
Dividends from subsidiaries                3,927     11,328    2,991
Interest and dividend income               1,015     68        171

Total Income                               7,930     14,045    5,803

EXPENSE
Interest expense on long-term debt         313       260       --
Salaries and employee benefits             2,201     2,222     1,557
Other expense                              939       974       780

Total Expense                              3,453     3,456     2,337

INCOME BEFORE
  INCOME TAXES
  AND EQUITY IN
  UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                         4,477      10,589    3,466
  Provision for income taxes              (74)       --        (103)
  Equity in undistributed
    income of subsidiaries                7,955      (1,706)   3,929

INCOME BEFORE
  EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT
  OF CHANGE IN
  ACCOUNTING PRINCIPLE                    12,358    8,883      7,292
  Extraordinary item--
    reduction of federal income
    taxes due to utilization
    of net operating
    loss carryforward                     --        --        20
Cumulative effect of change
  in accounting principle
  (adoption of SFAS #109)                 130       --        --

NET INCOME                                $12,488   $8,883    $7,312

STATEMENT OF CASH FLOWS
Year ended December 31                      1993      1992      1991
                                                 (In thousands)
OPERATING ACTIVITIES
 Net income                                 $12,488   $8,883    $7,312
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Equity in undistributed
      income of subsidiaries                (7,955)   1,706     (3,929)

 Net cash provided by operating
  activities                                4,533     10,589    3,383

INVESTING AND
  FINANCING ACTIVITIES
Preferred stock cash dividends paid         (397)     (1,173)   (1,173)
Common stock cash dividends paid            (3,557)   (1,959)   (1,280)
Proceeds from issuance of
  common stock                              637       518       242
Secondary common stock offering             25,988    --        --
Redemption of preferred stock               (1,368)   --        --
Purchase of investment securities           (22,002)  --        --
Borrowings to fund
  Community Acquisition                     --        4,000     --
Cash cost of
  Community Acquisition                     --        (14,106)  --
Investment in subsidiaries                  (2,100)   (1,260)   --
Other--net                                  (241)     1,069     (297)

Net cash used by investing and
  financing activities                      (3,040)   (12,911)  (2,508)

NET INCREASE (DECREASE)
  IN CASH EQUIVALENTS                       1,493     (2,322)   875
CASH EQUIVALENTS AT
  JANUARY 1                                 1,430     3,752     2,877

CASH EQUIVALENTS AT
  DECEMBER 31                               $2,923    $1,430    $3,752

     The ability of subsidiary banks to upstream cash to the Company is restricted by regulations. Federal law prevents the Company from borrowing from its subsidiary banks unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary banks' capital and surplus. In addition, the subsidiary banks are subject to legal limitations on the amount of dividends that can be paid shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the Parent Company by the subsidiary banks as an inter-entity management fee; these fees must be based upon the fair market value of services provided by the Company. At December 31, 1993, the subsidiary banks were permitted to upstream an additional $10,799,000 in cash dividends on a secured basis $2,923,000 to the Company. The subsidiary banks also had a combined $81,230,000 of restricted surplus and retained earnings at December 31, 1993.

     The Company also had available at December 31, 1993, a $1 million unused line of credit from a non-affiliated correspondent bank. This line of credit is unsecured and is subject to annual review on September 30, 1994. Future drawdowns on this line, if any, would be at a rate of "Prime." Additionally, there is an annual commitment fee of 1/4% on any unused portion of the line.

     Based on the risk-based capital guidelines of the Board of Governors of the Federal Reserve System, a bank holding company such as the Company, is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets of 8.00%. At December 31, 1993, the Company and each of its banking subsidiaries exceeded their respective regulatory requirements.

24. SUBSEQUENT EVENT (unaudited)

The Company and Johnstown Savings Bank announced on January 18, 1994, that they have reached agreement on revised terms to the definitive agreement pursuant to which Johnstown Savings Bank ("JSB") would merge with United States National Bank in Johnstown. The definitive agreement was signed by the parties on November 10, 1993, and provided for the payment to JSB stockholders at the closing of the merger .528 share of the Company's common stock and $11.03 in cash for each JSB share outstanding based upon an assumed market value of the Company's common stock of $25.50. With a 55% stock and 45% cash split, this represented a transaction value of approximately $47.5 million or $24.50 per JSB common share.

     On December 20, 1993, the Company proposed that the definitive agreement be amended to the effect that JSB stockholders would receive at closing .464 share of the Company's common stock and $9.68 in cash for each JSB share outstanding based on an assumed market value of $25.50 for the Company's common stock. At the average closing price of the Company's common stock for the ten trading days immediately preceding the December 20th announcement, this modification translated into an indicated transaction value or $21.02 per JSB common share.

     After negotiations, the parties executed an amendment to the definitive agreement which provides that the Company will pay $10.13 in cash and a fraction of a share of the Company's common stock based upon a formula relating to the average closing price for the Company's common stock on the NASDAQ National Market System for the ten trading days immediately preceding the closing date. If the average closing price for the Company's common stock on the closing date of the merger: (a) is less than or equal to $24.50 then the stock component of the merger consideration will be .505 of a share of the stock; (b) is greater than or equal to $25.50, then the stock component of will be .485 of a share of the Company's common stock; and (c) is greater than but less than $25.50 per share, then the stock component of the merger considered determined by dividing $22.50 by the average closing price and multiplying the resulting amount by 55%. JSB has the right to terminate the amended agreement in the event that the average closing price of the Company's common stock for the ten trading days immediately preceding the closing is less than $20.50 per share.

  At the time the amendment was signed by the parties, final for each party provided a written opinion to the Boards of Directors of the Company and Johnstown Savings Bank that the revised merger consideration set forth in the amendment was fair from a financial point of view to the Company and the stockholders of JSB.

 The amendment further permitted JSB to seek bids for the merger or acquisition of JSB from other interested parties until February 17, 1994. If any bid exceeded the consideration provided for in the amendment, then JSB's Board of Directors would have been free to terminate its agreement with the Company and enter into an agreement with such bidder with no liability to the Company. The Company's option to acquire up to 19.9% of the outstanding shares of JSB was suspended during this marketing period.

     On February 18, 1994, the Company and JSB announced the expiration of the marketing period where JSB had the ability to seek a merger with a third party at a higher price per share than agreed to by the Company. Johnstown Savings Bank has informed the Company that it did not enter into a merger agreement with another party and that by the terms of the agreement JSB will proceed with the USBANCORP merger. Based upon a February 17, 1994, USBANCORP closing stock price of $24.00, this would imply an acquisition cost approximately $43.3 million.

     The transaction is subject to regulatory approvals and to the approvals of the stockholders of the Company and Johnstown Savings Bank.

STATEMENT OF MANAGEMENT RESPONSIBILITY

January 28, 1994

To the Stockholders and
Board of Directors of
USBANCORP, Inc.


Management of USBANCORP, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the "Annual Report and Form 10-K" in accordance with generally accepted accounting principles and are responsible for its accuracy.

     In meeting its responsibility, management relies on internal accounting and related control systems, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities, and programs of internal audit. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any internal control system.

     Management also recognizes its responsibility to foster a climate in which Company affairs are conducted with the highest ethical standards. The Company's Code of Conduct, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of proprietary information, and other items. There is an ongoing program to assess compliance with these policies.

     The Audit Committee of the Company's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent accountants to discuss audit, financial reporting, and related matters. Arthur Andersen & Co. and the Company's internal auditors have direct access to the Audit Committee.





/s/Terry K. Dunkle                           /s/Orlando B. Hanselman
Terry K. Dunkle                              Orlando B. Hanselman
Chairman,                               Executive Vice President,
President & CEO                              Chief Financial Officer
                                        & Manager of Corporate Services

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of USBANCORP, Inc.:

We have audited the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of USBANCORP, Inc. as of December 31, 1991, was audited by other auditors whose report, dated February 12, 1992, expressed an unqualified opinion on that statement.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USBANCORP, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     As discussed in Note 13 to the Consolidated Financial Statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.


/s/Arthur Andersen & Co.
Pittsburgh, Pennsylvania
January 28, 1994
(except for the matter discussed
in Note 24 as to which the date
is February 18, 1994).



February 12, 1992

To the Stockholders and Board of Directors of USBANCORP, Inc.

In our opinion, the consolidated statement of income, of cash flow, and of changes in stockholders' equity for the year ended December 31, 1991, present fairly, in all material respects, the results of operations and cash flows of USBANCORP, Inc. and its subsidiaries (the "Company") for the year ended December 31, 1991, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Company for any period subsequent to December 31, 1991.


/s/Price Waterhouse
600 Grant Street
Pittsburgh, Pennsylvania 15219

USBANCORP, INC.

MANAGEMENT'S DISCUSSION
AND ANALYSIS

FORM 10-K

THIS PAGE IS INTENTIONALLY LEFT BLANK.

MARKET PRICE AND DIVIDEND DATA

Common Stock
USBANCORP's Common Stock is traded on the NASDAQ National Market System under the symbol "UBAN." The following table sets forth the high and low closing prices and the cash dividends declared per share for the periods indicated:

                                    CLOSING PRICES      Cash Dividends
                                      High       Low        Declared

Year Ended December 31, 1993:
First Quarter                         $26.50     $24.25     $0.20
Second Quarter                        23.50      22.25      0.22
Third Quarter                         26.50      22.25      0.22
Fourth Quarter                        27.50      23.25      0.22

Year Ended December 31, 1992:

First Quarter                         $20.25    $17.00      $0.15
Second Quarter                        20.25     18.75       0.20
Third Quarter                         22.25     19.75       0.20
Fourth Quarter                        23.00     20.50       0.20

Preferred Stock
USBANCORP's Series A $2.125 Cumulative Convertible Preferred Stock was traded in the over-the-counter market and was quoted on the NASDAQ National Market System under the symbol "UBANP." The following table sets forth the range of the high and low bid prices and the cash dividends declared per share for the periods indicated:

                                           BID PRICES          Cash Dividends
                                                 High       Low      Declared
Year Ended December 31, 1993:
First Quarter                              $28.50           $24.50    $0.53125

Year Ended December 31, 1992:

First Quarter                              $27.50           $25.00    $0.53125
Second Quarter                             27.25            25.00     0.53125
Third Quarter                              28.50            25.50     0.53125
Fourth Quarter                             28.50            25.00     0.53125

The bid prices set forth in the above table for the Preferred Stock reflect prices between dealers, do not include retail markups, markdowns, or commissions , and do not necessarily represent actual transactions. All Preferred Shares were converted to the Company's Common Stock or redeemed by April 7, 1993.

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

At or for the Year ended December 31,           1993        1992(1)     1991        1990       1989
                                        (Dollars in thousands, except per share data and ratios)
Summary of Income Statement Data:
Total interest income                           $85,735     $82,790     $66,446     $70,469    $69,237
Total interest expense                          36,250      38,349      33,538      38,763     39,138
Net interest income                             49,485      44,441      32,908      31,706     30,099
  Provision for loan losses                     2,400       2,216       900         915        945
Net interest income after provision
  for loan losses                               47,085      42,225      32,008      30,791     29,154
Total non-interest income                       10,150      8,346       6,035       5,340      5,391
Total non-interest expense                      40,715      36,248      28,862      27,198     27,783
Income before income taxes, extraordinary
  item, and cumulative effect of change in
  accounting principle                          16,520      14,323      9,181       8,933      6,762
  Provision for income taxes                    5,484       5,440       2,873       2,745      1,957
Income before extraordinary item and
  cumulative effect of change in
  accounting principle                          11,036      8,883       6,308       6,188      4,805
  Extraordinary item--utilization of tax
    loss carryforward                           --          --          1,004       1,474      1,711
  Cumulative effect of change in
    accounting principle                        1,452       --          --          --         --
Net income                                      $12,488     $8,883      $7,312      $7,662     $6,516

Net income applicable to common stock           $12,385     $7,710      $6,139      $6,489     $5,343

Per Common Share Data:
Primary Earnings:
  Income before extraordinary item and
    cumulative effect of change in
    accounting principle                       $2.45        $2.67       $2.00       $1.97      $1.43
  Net income                                   2.78         2.67        2.39        2.55       2.10
Fully Diluted Earnings:
  Income before extraordinary item and
    cumulative effect of change in
    accounting principle                       2.41         2.53        1.97        1.95       AD(9)
  Net income                                   2.72         2.53        2.29        2.41       2.06
Cash dividends declared                        0.86         0.75        0.55        0.15       --
Book value at period end(2)                    24.67        23.08       21.71       19.85      17.43

Balance Sheet and Other Data:
Total assets                                   $1,241,521   $1,139,855  $784,036    $774,403   $751,228
Loans and loans held for sale,
  net of unearned income                       727,186      648,915     430,151     445,814    446,046
Allowance for loan losses                      15,260       13,752      13,003      12,470     12,315
Investment securities and investment
  securities available for sale(3)             428,712      366,888     289,772     235,722    195,978
Deposits                                       1,048,866    997,591     676,698     674,176    658,817
Long-term debt                                 3,445        9,409       5,888       6,193      6,299
Stockholders' equity                           116,615      82,971      70,023      65,050     58,827
Full-time equivalent employees                 665*         644*        523         535        556

Selected Financial Ratios:
Return on average total equity before
  extraordinary item and SFAS #109 benefit     10.13%       11.41%      9.39%       10.00%     8.60%
Return on average assets before
  extraordinary item and SFAS #109 benefit     0.91         0.85        0.83        0.82       0.65
Loans and loans held for sale,
  net of unearned income, as a percent of
  deposits, at period end                      69.33        65.05       63.57       66.13      67.70
Ratio of average total equity to
  average assets                               8.96         7.48        8.85        8.18       7.53
Common stock cash dividends as a percent of
  net income applicable to common stock        32.28        28.16       22.94       5.90       --
Common and preferred stock cash dividends
  as a percent of net income                   32.84        37.64       35.30       20.31      18.00
Interest rate spread(4)                        3.72         3.93        3.69        3.46       3.23
Net interest margin(5)                         4.34         4.58        4.69        4.56       4.35
Allowance for loan losses as a percentage of
  loans and loans held for sale, net of
  unearned income, at period end               2.10         2.12        3.02        2.80       2.76
Non-performing assets as a percentage of
  loans and loans held for sale and other
  real estate owned, at period end(6)          0.89         1.58        1.10        0.87       0.94
Net charge-offs as a percentage of
  average loans                                0.13         0.58        0.08        0.17       0.28
Ratio of earnings to fixed charges and
  preferred dividends(7):
    Excluding interest on deposits             5.26x        4.05x       4.54x       3.87x      3.17x
    Including interest on deposits             1.45         1.36        1.26        1.22       1.17
GAP ratio, at period end(8)                    1.10         1.14        1.06        0.97       1.00

(1) Includes the results of operation of Community for the period from March
23, 1992.
(2) Common stockholders' equity (total stockholders' equity less preferred stock at redemption value) divided by outstanding common shares at period end.
(3) At September 30, 1992, USBANCORP classified its investment portfolio as "available for sale."
(4) Represents the difference between the average yield earned on interest earning assets, computed on a tax-equivalent basis, and the average rate paid on interest bearing liabilities.
(5) Represents net interest income, computed on a tax-equivalent basis, as a percentage of average total interest earning assets.
(6) See Note 7 of the Notes to the Company's Consolidated Financial
Statements.
(7) The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.
(8) Represents rate sensitive assets (interest earning assets which will mature or reprice within one year) divided by rate sensitive liabilities (interest bearing liabilities which will mature or reprice within one year).
(9) Anti-dilutive.

*Full-time equivalent employees in 1993 include 18 employees as a result of the Integra Branches Acquisition.
Full-time equivalent employees in 1992 include 127 employees as a result of the Community Acquisition.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

1993 Quarter Ended                            Dec. 31        Sept. 30       June 30       March 31
                                                     (In thousands, except per share data)
Interest income                               $21,138        $21,847        $22,076       $20,674
Non-interest income                           2,353          2,603          2,729         2,465
Total operating income                        23,491         24,450         24,805        23,139
Interest expense                              8,734          9,329          9,414         8,773
Provision for loan losses                     600            600            600           600
Non-interest expense                          9,894          10,340         10,656        9,825
Income before income taxes and
  cumulative effect of change in
  accounting principle                        4,263          4,181          4,135         3,941
  Provision for income taxes                  1,346          1,333          1,400         1,405
Income before cumulative effect of change
  in accounting principle                     2,917          2,848          2,735         2,536
  Adoption of SFAS #109                       --             --             --            1,452
Net income                                    $2,917         $2,848         $2,735        $3,988

Net income applicable to common stock         $2,917         $2,848         $2,735        $3,885

Primary Earnings Per Common Share:
  Net income                                  $0.62          $0.60          $0.58         $1.06
Fully Diluted Earnings Per Common Share:
  Income before SFAS #109 benefit             0.62           0.60           0.58          0.61
  Net income                                  0.62           0.60           0.58          0.96
Cash Dividends Declared Per
  Common Share                                0.22           0.22           0.22          0.20

1992 Quarter Ended                            Dec. 31        Sept. 30       June 30       March 31
                                                 (In thousands, except per share data)
Interest income                               $21,283        $22,181        $23,022       $16,304
Non-interest income                           3,018          1,883          1,787         1,658
Total operating income                        24,301         24,064         24,809        17,962
Interest expense                              9,396          10,282         11,085        7,586
Provision for loan losses                     705            705            561           245
Non-interest expense                          10,033         9,201          9,328         7,686
Income before income taxes                    4,167          3,876          3,835         2,445
  Provision for income taxes                  1,856          1,457          1,356         771
Net income                                    $2,311         $2,419         $2,479        $1,674

Net income applicable to common stock         $2,018         $2,126         $2,186        $1,380

Primary Earnings Per Common Share:
  Net income                                  $0.68          $0.72          $0.74         $0.53
Fully Diluted Earnings Per Common Share:
  Net income                                  0.65           0.67           0.69          0.52
Cash Dividends Declared Per
  Common Share                                0.20           0.20           0.20          0.15

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS ("M. D. & A.")

The following discussion and analysis of financial condition and results of operations of USBANCORP should be read in conjunction with the consolidated financial statements of USBANCORP, including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED
DECEMBER 31, 1993, 1992, AND 1991

PERFORMANCE OVERVIEW...The Company's net income for 1993 was $12,488,000 or $2.72 on a fully diluted per share basis compared to net income of $8,883,000 or $2.53 per fully diluted share for 1992 and net income of $7,312,000 or $2.29 per fully diluted share for 1991. The Company's current year net income includes a $1,452,000 or $.35 per fully diluted share non-recurring benefit due to the adoption of Statement of Financial Accounting Standards NO.109, "Accounting for Income Taxes." (See further discussion under "Income Tax Expense.")
Before the SFAS $NO109 benefit, 1993 net income was $11,036,000 or $2.41 per fully diluted share. Similarly, the 1991 net income included a $1,004,000 or $.31 per fully diluted share extraordinary income tax benefit resulting from the full utilization of all remaining net operating loss carryforward. Before this extraordinary item, 1991 net income was $6,308,000 or $1.97 per fully diluted share. The Company's 1992 results were not impact extraordinary items.

     When 1993 is compared with 1992, the Company's net income before the SFAS #109 benefit increased by $2,153,000 or 24.2% while fully diluted earnings per share decreased by $.12 or 4.7%. Similar trends were noted for two other key performance ratios as the Company's return on assets before the SFAS $NO109 benefit improved by six-basis points to .91% while the return on equity before the SFAS $NO109 benefit declined by 128 basis points 10.13%. The increase in net income is attributed to the Company's ability to continue to enhance Community's net income and the accretive impact of the purchase of the four Integra branch offices. Additionally, net income and return on assets increased due to continued core growth in non-interest income, increased gains realized on the sale of investment securities available for sale, and the interest earnings generated on $24.6 million of net funds provided from the Company's secondary common stock offering completed in February 1993. This secondary common stock offering resulted in the issuance of 1,150,000 new shares of the Company's common stock causing a 30.5% increase in weighted average fully diluted shares outstanding to approximately 4.59 million. The initial temporary dilutive effect of these additional shares was the major factor responsible for the $.12 decline in fully diluted earnings per share 128 basis point drop in return on average equity experienced in 1993.

     When 1992 is compared with 1991, each of the Company's key performance indicators demonstrated improvement on a before extraordinary item basis. These increased financial results reflect the accretive impact of the Community Acquisition, increased gains realized on the sale of fixed-rate mortgage loans held for sale and investment securities available for sale, and core growth in non-interest income. The more significant 202 basis point increase in return on equity as compared to the two-basis point improvement in return on assets was due to increased leveraging of the Company's capital as a result of the Community Acquisition. The following table summarizes some of the Company's key performance indicators for each of the past three years:


Year Ended December 31                            1993      1992      1991
                                                     (In thousands, except ratios)
Net income                                        $12,488   $8,883    $7,312
Net income (before extraordinary tax benefits)    11,036    8,883     6,308
Fully diluted earnings per share                  2.72      2.53      2.29
Fully diluted earnings per share
  (before extraordinary tax benefits)             2.41      2.53      1.97
Return on average assets                          1.03%     0.85%     0.96%
Return on average assets
  (before extraordinary tax benefits)             0.91      0.85      0.83
Return on average equity                          11.46     11.41     10.88
Return on average equity
  (before extraordinary tax benefits)             10.13     11.41     9.39

IMPACT OF THE ACQUISITIONS...The Community Acquisition was consummated on
March 23, 1992, and was a key factor responsible for the Company's improved earnings. The 1993 results include Community for the entire year compared to only slightly over nine months for 1992. The 1993 earnings reflect a net income contribution of $3,333,000 (before the favorable effect of SFAS NO.109) from Community compared to a $2,980,000 net income contribution from Community for 1992. This net income increase of $353,000 resulted primarily from the additional days of ownership and increased fee income as Community's total non-interest income grew at an annualized rate of 13% in 1993.

     The Integra Branches Acquisition, consummated on April 2, 1993, also had a favorable impact on 1993 earnings. Due to conversion related expenses and lags in the timing of settlement of investment security purchases, the net income benefit that the Integra Branches Acquisition contributed for the second quarter of 1993 amounted to approximately $70,000. This net income contribution from Integra doubled to approximately $140,000 for each of the third and fourth quarters making the total 1993 income contribution from this acquisition $350,000.

     In addition to the overall net income comparison mentioned above, these acquisitions also caused a material increase in average earning assets, average interest bearing liabilities, and the major income and expense line item components. In addition to the increase in aggregate balances of average earning assets andaverage interest bearing liabilities, the also a significant change in balance sheet composition and loan loss reserve coverage. The following discussion identifies the principal effects of the acquisitions, as well as, underlying trends affecting USBANCORP.

NET INTEREST INCOME AND MARGIN...The following table summarizes the Company's net interest income performance for each of the past three years:


Year Ended December 31                  1993      1992      1991
                                        (In thousands, except ratios)
Interest income                         $85,735   $82,790   $66,446
Interest expense                        36,250    38,349    33,538
Net interest income                     49,485    44,441    32,908
Tax-equivalent adjustment               740       808       541
Net tax-equivalent interest income      $50,225   $45,249   $33,449
Net interest margin                     4.34%     4.58%     4.69%

     When 1993 is compared to 1992, USBANCORP's net interest income increased by $5.0 million or 11.0% while the net interest margin percentage declined by 24 basis points to 4.34%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the previously mentioned acquisitions and the $24.6 million in net funds provided from the secondary common stock offering. For 1993, total average earning a $167 million higher than 1992. The contraction in the net interest margin percentage can be best explained by the following factors:

- -    The Company, through asset restructurings and effective asset liability management practices, has stabilized Community's net interest margin in the 3.80% to 4.00% range while reducing Community's overall exposure to interest rate risk. This current net interest margin represents an improvement over Community's pre-acquisition net interest margin performance which averaged
2.84% for the fiscal year ended September 30, 1991. It is, however, lower than the net interest margin operating performance of approximately 4.60% experienced at the Company's other banking subsidiaries margin performance at Community can be attributed to its more typical savings bank balance sheet mix; this mix includes a greater proportion of one-to-four family residential mortgage loans and more reliance on certificates of deposit, rather than non-interest bearing demand deposit accounts, as a funding source. It is the Company's intent to gradually improve Community's margin to a higher operating level by diversifying the loan mix to include more rate sensitive and shorter maturity commercial and consumer loans. This diversification of the loan portfolio has already begun as commercial loans comprised 15% of Community's total loan portfolio at December 31, 1993, compare only 4% at March 31, 1992. A similar decline in the dependence on real estate was experienced as Community's real estate loan portfolio composition percentage decreased from 82% to 74% between these same two dates. Continued pursuit of this loan mix diversification strategy should allow the Company to further improve Community's net interest margin from the current 3.80% to 4.00% level.

- -    Since only $10 million of loans were acquired with the Integra branch offices, the majority of the $88 million of acquired Integra deposits were redeployed into investment securities. Additionally, $24.6 million of funds provided from the secondary common stock issuance were also invested in the securities portfolio. This initial dependence on the investment portfolio as the primary source of return on these acquired deposits and stock issuance proceeds was also a major factor contributing to the contraction in the net interest margin percentage. It is management's intent to use a portion of this excess investment portfolio liquidity to more profitably fund anticipated loan growth in order to improve the net interest margin; this should be achievable since the yield on currently originated loans ranges from 100 to 225 basis points more than the average fourth quarter 1993 yield of 5.54% in the investment portfolio. This margin improvement, however, will be gradual since the earning asset yield will continue to be negatively impacted by regularly scheduled maturities and prepayments of higher yielding loans and securities purchased or originated several years ago; the downward magnitude of the repricing on these older earning assets will exceed the repricing benefits experienced on the liability side of the balance sheet since the short-term certificates of deposit and low cost core savings accounts have generally already been repriced to current market rates.

     When 1992 is compared with 1991, the Company's net interest income increased by $11.8 million or 35.3% while the net interest margin percentage declined by 11 basis points to 4.58%. The inclusion of Community's net interest income of $11.7 million was the principal reason for the increase. Likewise, the contraction in the net interest margin percentage was also attributed to Community for the same reasons previously mentioned. The amount of the margin contraction in 1992 was not as significant as that experienced in 1993 since several of the asset restructuring strategies were not executed until the fourth quarter of 1992. Additionally, a significant portion of the initial favorable impact of deposit rate reductions designed to make Community's pricing more consistent with bank competition and the Company's other subsidiaries was experienced in 1992.

     The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets).
For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred as well as interest recorded on non-accrual loans as cash is received once the principal has been fully paid.


Year ended December 31
                                       1993                                   1992                            1991
                                           Interest                           Interest                        Interest
                              Average      Income/    Yield/      Average     Income/    Yield/    Average    Income/     Yield/
                              Balance      Expense    Rate        Balance      Expense     Rate    Balance     Expense     Rate
                                        (In thousands, except percentages)
Interest earning assets:
  Loans, net of
    unearned income           $708,690     $61,027    8.61%       $623,087     $58,635    9.41%     $435,462      $44,571     10.24%
  Deposits with banks         4,885        127        2.60        6,584        324        4.92      8,409         712         8.47
  Federal funds sold
    and securities
    purchased under
    agreements to resale      12,850       383        2.98        12,601       426        3.38      14,613        820         5.61
  Investment securities
    and investment
    securities available
    for sale:
      Taxable                 376,461      21,494     5.71        307,127      21,395     6.97      249,846       20,569      8.23
      Tax-exempt              37,097       2,098      5.65        24,227       1,604      6.62      4,872         315         6.4

  Total investment
    securities and
    investment securities
    available for sale        413,558      23,592     5.70        331,354      22,999     6.94      254,718       20,884      8.20

  Assets held in trust
    for collateralized
    mortgage obligation       16,342       1,346      8.24        15,229       1,214      7.97      --            --          --

Total interest earning
  assets/interest income      1,156,325    86,475     7.48        988,855      83,598     8.45      713,202       66,987      9.39

Non-interest earning assets:
  Cash and due from
    banks                     32,181                              29,083                            28,167
  Premises and
    equipment                 16,345                              15,453                            15,854
  Other assets                24,776                              20,925                            15,252
  Allowance for loan
    losses                    (14,292)                            (13,782)                          (12,889)
TOTAL ASSETS                  $1,215,335                          $1,040,534                        $759,586

Interest bearing liabilities:
  Interest bearing deposits:
    Interest bearing
      demand                  $99,090      $2,030      2.05%      $82,705      $2,320      2.81%    $58,461       $2,288      3.91%
    Savings                   231,025      5,546       2.40       216,137      6,638       3.07     140,296       6,037       4.30
    Other time                574,182      25,047      4.36       510,996      26,685      5.22     371,748       24,182      6.50
    Total interest
      bearing deposits        904,297      32,623      3.61       809,838      35,643      4.40     570,505       32,507      5.70

Federal funds purchased,
  securities sold
  under agreements
  to repurchase and
  other short-term
  borrowings                  14,486       359         2.48       10,452       281         2.69     11,786        624
  Advances from
  Federal Home
  Loan Bank                   23,711       1,163       4.90       6,115        463         7.57     --            --
  Collateralized
    mortgage
    obligation                14,189       1,508       10.63      14,194       1,301       9.17     --            --
  Long-term debt              7,560        597         7.90       8,360        661         7.91     5,943         407

Total interest bearing
  liabilities/interest
  expense                     964,243      36,250      3.76       848,959      38,349      4.52     588,234       33,538  5.70

Non-interest bearing liabilities:

  Demand deposits             122,699                             103,398                           94,655
  Other liabilities           19,440                              10,298                            9,501
Stockholders' equity          108,953                             77,879                            67,196

TOTAL LIABILITIES
  AND STOCKHOLDERS'
  EQUITY                      $1,215,335                          $1,040,534                        $759,586

Interest rate spread                                   3.72                                3.93                           3.69
Net interest income/net
  interest margin                          50,225      4.34%                   45,249      4.58%                  33,449  4.69%
Tax-equivalent
  adjustment                               (740)                               (808)                              (541)
Net interest income                        $49,485                             $44,441                            $32,908

     Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The table below sets forth an analysis of volume and rate changes in net interest income on a tax-equivalent basis. For purposes of this table, changes in interest income and interest expense are allocated to volume and rate categories based upon the respective percentage changes in average balances and average rates. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

                                         1993 vs. 1992                 1992 vs. 1991
                                         Increase (decrease)           Increase (decrease)
                                    due to change in:                due to change in:
                                 Average       Average               Average     Average
                                 Volume        Rate       Total      Volume      Rate      Total
                                               (In thousands)
Interest earned on:
Loans, net of unearned income    $6,278         $(3,886)   $2,392    $17,300     $(3,236)  $14,064
Deposits with banks              (70)           (127)      (197)     (132)       (256)     (388)
Federal funds sold and
  securities purchased under
  agreements to resell           9              (52)       (43)      (101)       (293)     (394)
Investment securities and
  investment securities
  available for sale:
    Taxable                      497            (398)      99        2,511       (1,685)   826
    Tax-exempt                   682            (188)      494       1,281       8         1,289
Assets held in trust for
  collateralized mortgage
  obligation                     90             42         132       1,214       --        1,214

Total interest income            7,486          (4,609)    2,877     22,073      (5,462)   16,611

Interest paid on:
Interest bearing demand
  deposits                       794            (1,084)    (290)     101         (69)      32
Savings deposits                 504            (1,596)    (1,092)   1,278       (677)     601
Other time deposits              4,928          (6,566)    (1,638)   5,286       (2,783)   2,503
Federal funds purchased and
  securities sold under
  agreements to repurchase,
  and other short-term
  borrowings                     98             (20)       78        (59)        (284)     (343)
Advances from Federal
  Home Loan Bank                 798            (98)       700       463         --        463
Collateralized mortgage
  obligation                     --             207        207       1,301       --        1,301
Long-term debt                   (63)           (1)        (64)      184         70        254

Total interest expense           7,059          (9,158)    (2,099)   8,554       (3,743)   4,811

Change in net interest income    $427           $4,549     $4,976    $13,519     $(1,719)  $11,800

     Regarding the separate components of net interest income, the Company's total interest income for 1993 increased by $2.9 million or 3.6% when compared to 1992. This increase was due entirely to the previously mentioned $167 million increase in the total volume of average earning assets which resulted in a $7.5 million increase in interest income between years. This positive factor was offset by an unfavorable rate variance of $4.6 million a the Company's earning assets have repriced downward in conjunction with the in interest rates. Specifically, the yield on the loan portfolio has decreased 8.61% while the yield on total investment securities and investment securities available for sale as dropped 124 basis points to 5.70%. The national and local market trend of accelerated customer refinancing of mortgage loans has contributed materially to the declining yields experienced in both of these portfolios. Finally, the previously mentioned increased dependence on investment securities as a funding use has negatively impacted the earning asset mix.

     The Company's total interest income increased $16.6 million or 24.8% for the year ended December 31, 1992, compared to the same 1991 period as a result of the Community Acquisition, which added $24.7 million of total interest income. Excluding the Community Acquisition, USBANCORP's total interest income decreased by $8.1 million or 12.1% over the prior year ended December 31, 1991. This decrease was a result of a decline in interest rates that was partially offset by a shift in the composition of average earning response to the declining rate environment and reduced consumer and commercial loan demand, USBANCORP shifted its average portfolio composition from short-term investments such as interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell to investments with longer average maturities and higher yields. An emphasis was placed on the purchase of short average life mortgage- and asset-backed securities which source of monthly cash flow.

     The Company's total interest expense for 1993 decreased by $2.1 million or 5.5% when compared to 1992. This decline occurred despite an additional $7.1 million of interest expense generated from a $115 million increase in the volume of average interest bearing liabilities. This negative factor was more than offset by a $9.2 million favorable rate variance which resulted primarily from management repricing all deposit categories downward declining interest rate environment. The magnitude of the downward repricing was more pronounced at Community as their deposit rate structure was reduced to levels more consistent with bank competition and the Company's other banking subsidiaries. It has been management's ongoing pricing strategy to position USBANCORP's deposit rates within the lowest quartile of deposit rates offered by commercial banks in its market area. Management believes that a constant level of high service quality mitigates the impact of incremental downward rate movement deposit base size and funds availability provided that the rates offered are not appreciably below competition. Regarding the deposit mix, the Company has experienced a shift of funds from short-term certificates of deposit into more liquid interest bearing demand and savings accounts due to the narrowing of the rate spread between these products and customer preference for liquidity in this low interest rate environment. The Company has also used an add million (average balance) of advances from the Federal Home Loan Bank to extend the liability maturity base at Community in order to better manage interest rate risk.
These price and liability composition movements allowed USBANCORP to lower the average cost of interest bearing liabilities by 76 basis points from 4.52% in 1992 to 3.76% in 1993.

     USBANCORP's total interest expense increased to $38.3 million for 1992 from $33.5 million for 1991 as a result of the Community Acquisition. Excluding the Community Acquisition, USBANCORP's total interest expense decreased $8.2 million for 1992 compared to 1991 primarily as a result of a decline in interest rates, implementation of management's strategy of reducing deposit rates, and lessening reliance on high cost certificates of deposit in excess of $100,000 by $10.8 million. USBANCORP also experienced a shift from long-term into short-term deposits due to the previously mentioned customer preference for liquidity in the low rate environment that prevailed during the period. These price and deposit composition movements, combined with the economic climate of declining interest rates, allowed USBANCORP to lower the average cost of interest bearing liabilities from 5.70% during 1991 to 4.52% during 1992.

PROVISIONS FOR LOAN LOSSES...USBANCORP's provision for loan losses in 1993, 1992, and 1991 was $2.4 million, $2.2 million, and $900,000, respectively. When expressed as a percentage of average loans, the provision has averaged .34% for 1993, .36% for 1992, and .21% for 1991. The $200,000 or 9.0% increase in the provision between 1993 and 1992 was due to the inclusion of a full year's provision at Community. Similarly, the increase between 1991 and 1992 was primarily because of a $1.3 million provision for loan losses made at Community. As a result of these increased provision levels in 1992 and 1993, Community was able to build its level of loan loss reserves to conform with USBANCORP's policy and make its reserve coverage more consistent with banking industry levels.

     Net charge-offs for 1993 were $892,000 or 0.13% of average loans and loans held for sale compared to $3.6 million or 0.58% in 1992, and $367,000 or 0.08% in 1991. The 1993 amount represents a more recurrent net charge-off level for the Company. The higher 1992 net charge-offs resulted primarily from portfolio cleanup at Community immediately following the acquisition. The provision for loan losses less net charge-offs in 1993 add $1.5 million to the allowance for loan losses which increased to $15.3 million at December 31, 1993. (See additional discussion under "Allowance for Loan Losses.")

NON-INTEREST INCOME...Non-interest income for 1993 totalled $10.2 million which represented a $1.8 million or 21.6% increase over 1992. This increase was primarily due to an $855,000 increase in service charges on deposit accounts, a $524,000 increase in trust fees, a $190,000 increase in realized gains on the sale of investment securities classified as "available for sale," and a $92,000 increase in wholesale cash processing fees. These positive factors were partially offset by a$144,000 decrease in gains realized on classified as "held for sale."

     The $855,000 or 44.6% increase in deposit service charges resulted partly from higher deposit levels due to the acquisitions. Additionally, the other significant part of this increase was due to the benefits of a revised deposit service charge pricing strategy implemented at Community on March 1, 1993. As a result of implementation of this pricing strategy, deposit service charges at Community increased by approximately $400,000 in 1993. During the course of 1993, management has noted that customers at Community have adjusted their savings patterns to minimize the impact of the new service charge pricing; and consequently, as a result of these customer adjustments, management expects the recurring benefit to decline to $300,000 annually. This new deposit service charge pricing strategy has raised Community's fee structure to a level commensurate with its banking competition and the Company's other banking subsidiaries.

     The $524,000 or 25.5% increase in trust fees resulted primarily from continued successful business development efforts as total trust assets (discretionary and non-discretionary) have grown by 45.1% since December 31, 1992, to $943 million at December 31, 1993. Specifically, corporate trust assets grew by $98 million or 44%, employee benefit assets grew by $60 million or 26%, and personal trust assets grew by $75 million or 29% growth in personal trust assets was fueled by the continued successful sales of the Pathroad Account, a competitively priced mutual fund product. Trust income for 1993 was also enhanced by a $75,000 increase in estate fees making the core trust fee growth rate for the current period approximately 22%. This core trust fee growth is prompted by the expansion of the Company's business throughout western Pennsylvania including the Greater Pittsburgh marketplace. The Trust staff's marketing skills combined with their ability to deliver quality service has been the key to the Company's growth rate; and, while there can be no assurances of continuation of this approximate 22% average annual trust fee growth experienced over the past four years, these factors provide a foundation for future growth of this important source of non-interest sensitive fee income.

     The increase in realized gains on the sale of investment securities available for sale resulted from the execution of several investment strategies to capture available market premiums on various mortgage-backed securities which had the characteristics of low remaining balances and fast prepayment histories. Also, the $92,000 increase in wholesale cash processing fees resulted from continued growth in the customer base. Even though it was a $144,000 reduction from 1992, the Company realized $593,000 in gains from the sale of approximately $22 million of 30-year fixed-rate residential mortgage loans which were originated during 1993. These loans were classified as "held for sale" in accordance with a previously disclosed strategy by the Company to sell new 30-year fixed-rate mortgage products in an effort to help neutralize long-term interest rate risk. Servicing rights amounting to approximately 35 basis points on the loan balance outstanding were retained on these sold loans in order to provide the Company with a recurrent source of fee income. Given the Company loan pricing strategy of offering zero point mortgage loans at a slight pre-market rates, management expects to generate modest gains from fixed rate mortgage sales each quarter. The amount of the gain may, however, vary depending upon the volume of new 30-year mortgage loan activity and market conditions at the time of sale.

     Total non-interest income of $8.3 million increased by $2.3 million or 38.3% between 1991 and 1992. This increase in non-interest income was primarily due to the Community Acquisition which added $1.45 million in non-interest income and gains on sales of investments of $393,000. Of the $1.45 million of non-interest income from Community, $737,000 resulted a gain recognized on the sale of fixed rate mortgage loans.

     Non-interest income, excluding net gains on the disposition of investment securities available for sale and loans held for sale, increased by approximately 19% for the year ended December 31, 1992, compared to the same period for 1991. This increase in non-interest income was primarily due to an increase in trust fees, wholesale cash processing fees, and service charges on deposit accounts. Trust fees grew to $2.1 million or successful business development efforts in both the personal trust and employee benefits areas.
The increase in wholesale cash processing fees was the result of the election by several customers to be assessed actual fees instead of maintaining compensating balances and overall growth in the customer base. The increase in service charge income on deposit accounts was primarily due to higher volume of fees combined with growth of a packaged deposit product.

NON-INTEREST EXPENSE...Total non-interest expense of $40.7 million increased by $4.5 million or 12.3% when compared to 1992. This increase was primarily caused by the following items:

- -    a $1.5 million increase in other expense due in part to a loss on the disposition of another real estate owned property which had a book value of approximately $3.1 million. The Company initially took a $550,000 charge in the second quarter of 1993 to write-down the property to its estimated fair market value. When the property was finally sold in the fourth quarter of 1993, the Company recovered $263,000 of the initial write-down making the net loss on the transaction $287,000. Also contributing to expense increase was $183,000 of amortization expense of the core deposit premium purchased. Integra deposits and approximately $50,000 of final expenses related this same acquisition. Additionally, there were approximately $300,000 of non-recurring expenses incurred for a computer conversion at Community from an outside data processing contractor toan in-house computer processing system at Three Rivers Bank in the fourth quarter of 1993. Management expects to fully recover these one-time conversion costs in 1994 as the efficiencies generated from a centralized western region data processing center is expected to generate $300,000 of ongoing annual savings. Finally, in the fourth quarter of 1993, the Company also charged-off $73,000 of remaining debt issuance costs due to the early retirement of the mortgage bonds used to finance U.S. Bank's Main Office headquarter's facility. This charge will be fully recovered in 1994 through improved net interest margin performance as short-term investments and investment securities yielding approximately 4.50% were liquidated to retire this $5,075,000 debt that had an average cost of approximately 7%.

- -    a $1,914,000 or 10.6% increase in salaries and employee benefits due to planned wage increases approximating 4%, an additional 30 (average) full-time equivalent employees due to the previously mentioned acquisitions and increased group hospitalization expense.

- -    a $464,000 or 15.8% increase in net occupancy expense due to the additional branch facilities acquired, higher maintenance and repair costs, and a $100,000 increase in depreciation expense due to a purchase price allocation adjustmentrelated to Community.

     Total non-interest expense of $36.2 million increased by $7.4 million or 25.6% for 1992 compared to 1991. Of this increase, $6.3 million was a result of the Community Acquisition. The remaining increase of $1.1 million was primarily due to increases in salaries and employee benefits, net occupancy expense, equipment expense, professional fees, and FDIC deposit insurance expense. Non-interest expense in 1992 included approximately $400,000 of non-recurring expenses for fees paid to productivity consultants.

NET OVERHEAD BURDEN...Although non-interest expense has increased as a result of the Community and Integra Branches Acquisitions, these acquisitions have contributed favorably to lowering USBANCORP's net overhead ratios.
Specifically, the Company's ratio of net overhead expense (non-interest expense less non-interest income) to net interest income has shown continued improvement as it averaged 61.8% in 1993 compared to 62.8% in 1992 and 69.4% in 1991. Furthermore, when the 1993 ratio is compared to the 1988 aver 83.8%, this reflects a more dramatic decrease. Similarly, the Company's net overhead to average assets ratio has improved from 3.01% in 1991 to 2.68% in 1992 to a record low of 2.51% in 1993. Employee productivity has also increased annually for each of the past five years as total assets per employee has increased noticeably from $1.35 million in 1989 to $1.87 million in a 38% improvement. The improvement in each of these net overhead measures demonstrates management's ongoing commitment to achieving productivity enhancement operational efficiencies, and economy of scale benefits. Management has targeted a goal of reducing the Company's net overhead expense to net interest income ratio to 55% over the five year strategic planning forecast. The successful acquisition of JSB should allow the Company to reach this goal even sooner than originally planned.

INCOME TAX EXPENSE...As discussed earlier, the Company adopted Statement of Financial Accounting Standards $NO109, "Accounting For Income Taxes," in the first quarter of 1993. This adoption resulted in the recording of a deferred tax asset of $1,452,000 and a corresponding credit to the income statement as a cumulative effect of change in accounting principle. Excluding this non-recurring benefit, the Company's provision for income taxes was $5.5 million reflecting an effective tax rate of 33.2%. This represented a tax expense increase of $44,000 over 1992 due solely to the higher pre-tax income since the effective tax rate between years declined as a result of increased tax-free asset holdings.

     The provision for income taxes was $5.4 million for 1992 compared to $2.9 million for 1991. The increase in the provision for income taxes in 1992 was primarily due to the Community Acquisition and its higher effective combined income tax rate. In addition, in 1991, the Company recognized a benefit of $1.0 million due to utilization of all remaining net operating loss carry forward.

SIGNIFICANT NON-RECURRING INCOME AND EXPENSE...In 1993, USBANCORP recognized the net unfavorable effect of several non-recurring items aggregating approximately $367,000. The largest items were $350,000 of expenses related to the Community data processing and Integra branch conversions, a $287,000 loss on an other real estate owned property, a $73,000 write-off of bond issuance costs, and $343,000 of realized gains from fixed-rate mortgage loan sales. (While heavily affected by economic and market circumstances, it is management's expectation to generate recurrent annual income of $250,000 from its ongoing program of selling new 30-year fixed rate mortgage loans. Accordingly, $343,000 of the total $593,000 of realized gains from fixed-rate mortgage loan sales in 1993 are considered non-recurring.)

     In 1992, USBANCORP recognized the net favorable effect of several non-recurring items aggregating approximately $138,000. The largest items were a $737,000 gain from fixed-rate mortgage loan sales and $400,000 of expenses incurred for productivity consultants. In 1991, USBANCORP recognized the net unfavorable effect of several non-recurring items aggregating approximately $325,000, including a $300,000 negative interest accrual adjustment resulting from certain clerical errors.

BALANCE SHEET...The Company's total consolidated assets were $1.242 billion at December 31, 1993, compared with $1.140 billion at December 31, 1992, which represents an increase of $102 million or 8.9%. This asset growth was funded primarily by $51.3 million of increased deposits, $24.6 million of net cash provided from the Company's secondary common stock offering in February 1993 (see further discussion under "Capital Resources") and $20 million of advances from the Federal Home Loan Bank. These funds have been invested in the loan and investment security portfolios which have increased by $73.3 million and $61.8 million, respectively, since December 31, 1992. A $30.4 million reduction in the Company's overnight federal funds sold position also was used to fund the observed investment security and loan growth. This planned reduction in the Company's overnight federal funds sold position resulted from management's strategy to shift to a federal funds purchased position to enhance the net interest margin by better leveraging the investment securities portfolio in this low interest rate environment.

     As a result of the low rate environment, less inflationary fears, improved consumer confidence, and a moderate economic recovery, each of the Company's banking subsidiaries experienced heightened loan demand in 1993. Within the loan portfolio, each of the major loan categories experienced net growth in the following amounts since December 31, 1992:commercial loans up by $22.7 million or 29.5%, real estate-mortgage loans up by $39.8 million or 13.3%, consumer loans up by $9.5 million or 6.0%, and commercial loans secured by real estate up by $200,000 or only .2%. The commercial loan growth resulted from successful business development efforts in both regions of the Company's marketplace which includes suburban Pittsburgh and Greater Johnstown. The net growth in mortgage loans (including home equity) occurred despite the sale of approximately $22 million of 30-year fixed-rate product that originated during 1993. The majority of the mortgage growth occurred at Community with approximately 60% of this growth related to refinancing activity customers. The net growth of consumer loans outstanding is noteworthy since it represents a significant reversal of the trend of net consumer loan run-off which had occurred throughout 1992. Improved consumer demand, acquisition of Integra loans, and heavy marketing of debt consolidation loans, combined with a general stabilizing of indirect auto loan run-off, were the factors responsible for the increase in consumer loan balances.

LOAN QUALITY...USBANCORP's written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. Annual credit reviews are mandatory for all commercial loans in excess of $100,000 and for all commercial mortgages in excess of $250,000. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques on acontinuing basis for credit reviews in these loan areas.

     The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets:

At December 31                          1993      1992       1991
                                     (In thousands, except percentages)

Total loan delinquency
  (past due 30 to 89 days)              $10,428   $8,743     $8,667
Total non-accrual loans                 5,304     5,596      3,358
Total non-performing assets(1)          6,498     10,291     4,745
Loan delinquency as a percentage
  of total loans and loans held
  for sale, net of unearned income      1.43%     1.35%      2.01%
Non-accrual loans as a percentage
  of total loans and loans held for
  sale, net of unearned income          0.73      0.86       0.78
Non-performing assets as a percentage
  of total loans and loans held for
  sale, net of unearned income, and
  other real estate owned               0.89      1.58       1.10

(1)Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) consumer loans that are contractually past due 90 days or more as to interest and principal payments and which are insured for credit loss, and
(iii) other real estate owned, including in-substance foreclosures. All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest.

     At December 31, 1993, non-accrual loans and non-performing assets as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned were 0.73% and 0.89%, respectively. The decreases from December 31, 1992, in each of these categories were due primarily to the Company's ongoing loan work-out program which has been implemented at each banking subsidiary. Overall, total loan delinquency (past due 30 to 89 days) as a percentage of total loans, net of unearned income, totalled 1.43% at December 31, 1993, and was relatively stable between years.

     Potential problem loans consist of loans which are included in performing loans, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At December 31, 1993, all identified potential problem loans were included in the preceding table.

ALLOWANCE FOR LOAN LOSSES...As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, management of the Company makes a quarterly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential yet undetermine losses. The amount charged against earnings is based upon several factors including, at a minimum, each of the following:

- -    a continuing review of delinquent, classified and non-accrual loans, large loans, and overall portfolio quality. This continuous review assesses the risk characteristics of both individual loans and the total loan portfolio.

- -    regular examinations and reviews of the loan portfolio by representatives of the regulatory authorities.

- -    analytical review of loan charge-off experience, delinquency rates, and other relevant historical and peer statistical ratios.

- -    management's judgment with respect to local and general economic conditions and their impact on the existing loan portfolio.

     When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.

     USBANCORP has no credit exposure to foreign countries, foreign borrowers or highly leveraged transactions.

     The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended:

Year ended December 31                      1993        1992       1991       1990      1989
                                             (In thousands, except ratios)
Balance at beginning of year:               $13,752     $13,003    $12,470    $12,315   $12,607
Addition due to acquisition of
  Community                                 --          2,122      --         --        --
  Charge-offs:
    Commercial                              383         2,286      443        935       757
    Real estate-mortgage                    628         1,141      18         467       335
    Consumer                                750         1,031      770        1,010     1,290

Total charge-offs                           1,761       4,458      1,231      2,412     2,382

  Recoveries:
    Commercial                              338         291        332        861       761
    Real estate-mortgage                    27          166        157        405       43
    Consumer                                504         412        375        386       341

Total recoveries                            869         869        864        1,652     1,145

Net charge-offs                             892         3,589      367        760       1,237
Provision for loan losses                   2,400       2,216      900        915       945

Balance at end of year                      $15,260     $13,752    $13,003    $12,470   $12,315

Loans and loans held for sale,
  net of unearned income:
    Average for the year                    $708,690    $623,087    $435,462  $447,932  $447,713
    At December 31                          727,186     648,915     430,151   445,814   446,046
As a percent of average loans and
  loans held for sale:
    Net charge-offs                         0.13%       0.58%       0.08%     0.17%     0.28%
    Provision for loan losses               0.34        0.36        0.21      0.20      0.21
    Allowance for loan losses               2.15        2.21        2.99      2.78      2.75
Allowance as a percent of each
  of the following:
    Total loans and loans held for sale,
      net of unearned income                2.10        2.12        3.02      2.80      2.76
    Total delinquent loans
      (past due 30 to 89 days)              146.34      157.29      150.00    171.40    202.20
    Total non-accrual loans                 287.71      245.75      387.22    507.74    366.08
    Total non-performing assets             234.84      133.63      274.00    319.90    292.40
Allowance as a multiple of
  net charge-offs                           17.11x      3.83x       35.43x    16.41x    9.96x

     When December 31, 1993, is compared to December 31, 1992, the allowance coverage ratios for non-accrual loans and non-performing assets increased due to the previously discussed improvement in the Company's asset quality combined with an increased balance in the allowance for loan losses. The December 31, 1993, allowance to total loans and loans held for sale, net of unearned income, ratio of 2.10% declined by only two basis points from the December 31, 1992, level of 2.12% despite the $78.3 million of growth experienced in the loan portfolio. Community's non-performing assets declined by $1.3 million to $3.0 million at December 31, 1992, due to $1.1 million of loans charged-off against the allowance for loan losses during the second quarter of 1992. A substantial portion of Community's loan charge-offs were commercial loans. These charge-offs, which had been identified as part of the Company's pre-acquisition due diligence, were offset by a loan loss provision of $1.3 million at Community for the period ended December 31, 1992.

     Typically, as in the case of Community, the loan portfolio of a savings and loan association or savings bank contains a high proportion of secured residential mortgage and consumer loans which are generally believed to have less credit risk as compared to commercial loans. Over 80% of Community's loan portfolio is residential mortgage and consumer loans historically have a lower charge-off to loans percentage compared to commercial USBANCORP's policies require greater allowance coverage for its subsidiaries than was required at Community prior to its acquisition; in order to make the allowance coverage of the loan portfolio consistent with USBANCORP's policy and general banking industry levels, management increased the provision for loan losses at Community in both 1992 and 1993 to build the reserve to conform with USBANCORP policy requirements. At December 31, 1993 and 1992, management believed the allowance for loan losses was adequate at each subsidiary bank inherent in the portfolio at those dates. However, there can be no assurance the quality deteriorates in future periods material additions to the allowance for loan losses will not be required.

     USBANCORP's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The portion of the allowance allocated to general risk to protect the Company against potential yet undetermined losses increased by $2.2 million to $7.6 million or 50% of the total allowance at December 31, 1993. This allocation is based upon historical experience. The entire allowance for loan losses is available to absorb future loan losses in any loan category.


At December 31                  1993              1992            1991               1990               1989
                                Percent of        Percent of      Percent of         Percent of         Percent o
                                Loans in          Loans in        Loans in           Loans in           Loans
                                Each              Each            Each               Each               Each
                                Category          Category        Category           Category           Category
                                Amount to Loans   Amount to Loans Amount to Loans    Amount to Loans    Amount to Loans

                                                (In thousands, except percentages)
Commercial                      $1,637    13.6%    $1,653   11.6%  $4,963   27.6%    $3,371    25.3%    $3,568    26.0%
Commercial loans
  secured by
  real estate                   4,073     17.2     4,416    19.1   *        *        *
Real estate-
  mortgage                      279       46.3     244      45.3   1,274    36.7     1,202     34.7     2,226     3.9
Consumer                        1,636     22.9     2,002    24.0   1,169    35.7     1,870     40.0     1,949     40.1
Allocation to
  general risk                  7,635              5,437           5,597             6,027              4,572

Total                           $15,260            $13,752         $13,003           $12,470            $12,315

*The historical information for this category was not available.

INTEREST RATE SENSITIVITY...Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income. The management and measurement of interest rate risk at USBANCORP is performed by using the following tools: 1) Static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time; 2) simulation modeling which analyzes the impact of interest rates changes on net interest income and capital levels over specific future time periods by projecting the yield performance of assets and liabilities in numerous varied interest rate environments.

     For static GAP analysis, USBANCORP typically defines interest rate sensitive assets and liabilities as those that reprice within one year. Maintaining an appropriate match is one method of avoiding wide fluctuations in net interest margin during periods of changing interest rates. The difference between rate sensitive assets and rate sensitive liability known as the "interest sensitivity GAP." A positive GAPoccurs when rate sensitive assets exceed rate sensitive liabilities repricing in the same time period and a negative GAP occurs when rate sensitive liabilities exceed rate sensitive assets repricing in the same time period. A GAP ratio (rate sensitive assets divided by rate sensitive liabilities) of one indicates a statistically perfect match.
A GAP ratio of less than one suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a GAP ratio of more than one suggests the converse. Since 1987, USBANCORP has generally endeavored to one year GAP position thereby minimizing the impact (either positive or changing interest rates on both net interest income and capital levels.

     The following table presents a summary of the Company's static GAP positions at December 31, 1993:

                                                    Over            Over
                                                    3 Months        6 Months
                                  3 Months          Through         Through       Over
Interest Sensitivity Period       or Less           6 Months        1 Year        1 Year      Total
                                        (In thousands, except ratios)
Rate sensitive assets:
Loans                              $148,799         $47,812         $63,311       $464,182    $724,104
Investment securities available
  for sale and assets held in trust
  for collateralized mortgage
  obligation                      80,998            34,586          88,063        235,629     439,276
Short-term assets                 15,076            1,259           2,325         --          18,660

Total                             $244,873          $83,657         $153,699      $699,811    $1,182,040

Rate sensitive liabilities:
Deposits:
  Non-interest bearing deposits   $--               $--              $--          $136,261(1) $136,261
  NOW and Super NOW               48,893            --               --           52,982      101,875
  Money market                    45,431            --               --           71,221      116,652
  Other savings                   29,310            --               --           203,401     232,711
Certificates of deposit of $100,000
    or more                       15,711            2,788            2,270        6,156       26,925
  Other time deposits             102,192           91,261           72,224       168,067     433,744

Total deposits                    241,537           94,049           74,494       638,088     1,048,168
Borrowings                        18,950            1,077            7,154        3,072       60,253

Total                             $260,487          $95,126          $81,648      $671,160    $1,108,421

Interest sensitivity GAP:
  Interval                        (15,614)          (11,469)         72,051       28,651      $--
  Cumulative                      $(15,614)         $(27,083)        $44,968      $73,619     $73,619

Period GAP ratio                  0.94x             0.88x            1.88x        1.04x
Cumulative GAP ratio              0.94              0.92             1.10         1.07
Ratio of cumulative GAP to
  total rate sensitive assets     (1.32)%           (2.29)%          3.80%        6.23%

(1)USBANCORP considers its non-interest bearing deposit accounts to be stable core deposits and accordingly have classified such deposits in the "over one year" category to properly reflect their non-sensitivity to rate changes.

     There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places considerable emphasis on simulation modeling to manage and measure interest rate risk. At December 31, 1993, these eight varied economic interest rate simulations indicated that the variability of USBANCORP's net interest income over the next twelve month period was below the Company's $PM5% policy limit given positive or negative interest rate changes of up to 250 basis points; indeed these simulations show the greatest variability, $MI3.0%, in an economic scenario of an extreme immediate 250 basis point decline in interest rates.

     Beginning September 30, 1992, USBANCORP's investment portfolio was reclassified as "available for sale." This classification provides management with greater flexibility to more actively manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals. Furthermore, it is USBANCORP's intent to continue to diversify Community's loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk.Specific rate sensitivity strategies were executed in 1992 as approximately $30 million of Community's fixed rate mortgage loans were sold with the proceeds reinvested into rate sensitive investment securities with a significantly shorter weighted average maturity. This long-term interest rate risk reduction strategy continued during 1993 a additional $22 million of newly originated 30-year fixed rate mortgage loans were sold. Community retained all servicing rights and will recognize fee income over the remaining lives of the loans sold at an average rate of approximately 35 basis points on the loan balances outstanding. The Company plans to continue to originate and sell future fixed rate 30-year mortgages to help manage interest rate risk and provide a source of recurrent servicing fee income.

LIQUIDITY...Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Normal sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totaled $151 million at December 31, 1993, compared to $176 million at December 31, 1992. Maturing and repaying loans, as well as, the monthly cash flow associated with certain asset- and mortgage-backed securities are other sources of asset liquidity.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At December 31, 1993, USBANCORP's subsidiaries had approximately $89.6 million of unused lines of credit available under arrangements with correspondent banks compared to $88.6 million at December lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer-term advances up to approximately 80% of their investment in assets secured by one to four family residential real estate; based upon December 31, 1993, balances, this would suggest available FHLB borrowing capacity of approximately $504 million. Furthermore, USBANCORP had available at December 31, 1993, an unused $1 million unsecured line of credit.

     Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $32 million from December 31, 1992, to December 31, 1993. Both the financing and investing activities were augmentedby the net $76.5 million in cash received from the Integra branches acquired. Financing activities were also impacted by the net $24.6 million from the secondary common stock offering and the $10 million increase in advances from the Federal Home Loan Bank. There was a decrease in net cash provided by investing activities at December 31, 1993, primarily due to a net increase in loans of $78.6 million and a net increase in the investment security portfolio of $62.2 million. These increases were due to the redeployment of Integra funds along with a reduction in the Company's short-term liquid assets.

EFFECTS OF INFLATION...USBANCORP's asset and liability structure is primarily monetary in nature. As such, USBANCORP's assets and liabilities tend to move in concert with inflation. While changes in interest rates may have an impact on the financial performance of the banking industry, interest rates do not necessarily move in the same direction or in the same magnitude as prices of other goods and services and may frequently reflect goverment policy initiatives or economic factors not measured by a price index.

CAPITAL RESOURCES...Total shareholders' equity at December 31, 1993, was $116.6 million. This represented an increase of $33.6 million or 40.5% from the December 31, 1992, level due to the completion of the secondary common stock offering and from the retention of earnings (net of dividends paid) during 1993. On February 10, 1993, USBANCORP completed the sale of 1,150,000 shares of common stock at an offering price of $24.50 per share. This provided the Company with $26 million in proceeds after payment of related issuance expenses. Approximately $1.4 million of the offering proceeds were used to redeem the remaining unconverted Series A Preferred Stock on April 7, 1993. Of the offering proceeds, $2 million was downstreamed as a capital infusion into Three Rivers Bank on April 5, 1993, in connection with the Integra Branches Acquisition to adequately capitalize the $88 million of deposits acquired. The remaining offering proceeds of $22.6 million will be used by USBANCORP for general corporate purposes and other accepted shareholder total return enhancement strategies. Specifically, in 1994 the Company will use approximately $20 million of these funds to assist in the financing of the JSB acquisition. The following table highlights the Company's compliance with the required regulatory capital ratios for each of the periods presented:


At December 31                   1993                          1992
                                 Amount         Ratio          Amount       Ratio
                                       (In thousands, except ratios)
Risk Adjusted Capital Ratios
  Tier 1 capital                 $1,113,718     14.72%         $1,180,483   11.29%
  Tier 1 capital minimum         30,893         4.00%          28,518       4.00

Excess                           $1,182,825     10.72%         $1,151,965   7.29%

  Total capital                  123,372        15.97          89,395       12.54
  Total capital minimum          61,787         8.00           57,036       8.00

Excess                           $1,161,585     7.97%          $1,132,359   4.54%

Total risk adjusted assets       $1,772,333                    $1,712,944

Asset Leverage Ratio
  Tier 1 capital                 113,718        9.18           80,483       7.08
  Minimum requirement            61,931         5.00           56,868       5.00

Excess                           $1,151,787     4.18%          $1,123,615   2.08%

Total adjusted assets            $1,238,624                    $1,137,367

     As the previous table indicates, the Company exceeds all regulatory capital ratios for each of the periods presented. The significant increase in each of the regulatory capital ratios at December 31, 1993, was a direct result of the successful secondary common stock offering discussed earlier. Furthermore, each of the Company's subsidiary banks are considered "well capitalized" under all applicable FDIC regulations. While remaining committed to maintaining this "well capitalized" designation, the Company will prudently pursue throughout 1994 appropriate strategies to improve its leveraging and use of capital to enhance total shareholder return.

     The Company's declared common stock cash dividend per share was $.86 for 1993 which was a 14.7% increase over the $.75 per share dividend for 1992. The current dividend yield on the Company's common stock now approximates 3.5% compared to an average Pennsylvania bank holding company yield of approximately 2.5%. The Company remains committed to a progressive total shareholder return which includes a competitive common dividend yield.

FUTURE OUTLOOK...The Company will look to build upon the successes achieved in 1993 as we begin to address the challenges and opportunities of 1994. Numerous strategies are being explored to ensure that the Company continues to provide a progressive total shareholder return. Paramount among the challenges faced is the Company's desire to better leverage its capital strength. The successful acquisition of JSB, which is expected to be consummated by the end of the second quarter of 1994, will be a key element in helping to leverage the Company's capital base. The Company will also leverage its capital base by a more extensive use of the borrowing capabilities available from the Federal
Home Loan Bank now that each of its subsidiary banks is a member. In 1994, USBANCORP will also execute its announced treasury stock repurchase program with the intent, dependent upon market circumstances, to buy back up to 5% of the total common shares outstanding. Management will continue to re-evaluate its dividend policies throughout the year in an ongoing effort to ensure a competitive dividend yield. Each of these actions will be directed to the goal of improved capital usage and leverage.

     The Company also expects to improve its core financial performance by focusing on several key areas in 1994: continued diversification of the earning asset mix emphasizing more reliance on loans rather than investments as a source of return; restructuring of the investment portfolio to obtain yield enhancements while maintaining credit quality and adequate liquidity; careful, policy-controlled use of hedging tools such as derivative products to aid in the overall management of interest rate and market value risk; continued growth of key non-interest income generating businesses such as the Trust Company, mortgage servicing, and the wholesale cash processing division; diligent control of non-interest expense growth with ongoing focus on achieving further productivity improvements; and reduced loan loss provision levels provided that the Company continues to maintain better than peer asset quality and net charge-off levels. Successful execution of these strategies will provide for growth in earnings per share which the Company believes is a critical element to enhancing total shareholder value. Without the JSB acquisition, which will initially be moderately dilutive to earnings per share (exclusive of certain non-recurring acquisition charges) and book value, and prior to consideration of the effect of the SFAS NO.109 benefit in 1993, management generally expects to recognize an earnings per share improvement of between 7.5% and 10.0% in 1994.

     Overall corporate performance in 1994 will be greatly affected by the consummation of the JSB acquisition which is expected to occur during the second quarter of 1994. USBANCORP anticipates recognizing approximately six months of earnings in 1994 from this latest acquisition; for the year ended December 31, 1993, JSB reported net income of $3,361,000. The Company will also recognize monthly after-tax purchase accounting net charges of approximately $120,000. Additionally, non-recurring acquisition expenses, including such items as severance and professional fees, will be recognized in the quarter of consummation and are estimated to approximate $1,700,000 after-tax. Finally, the Company will issue approximately 982,000 additional common shares to effect the merger. Each of these items in significant impact to the financial performance reported by USBANCORP during 1994. Management continues to believe that the JSB acquisition will become accretive to the Company's earnings during 1996 once all cost reductions and earnings enhancement opportunities have been successfully identified and implemented.