Form 10-Q
period 1994-03-31
USBANCORP INC /PA/
filed 1994-05-13
CIK 707605

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

                                (Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934

For the period ended                       March 31, 1994


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         X Yes      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                           Outstanding at April 29, 1994
Common Stock, par value $2.50 per share                  4,743,037

                              USBANCORP, INC.

                                   INDEX







                                                                    Page No.


  Part I.  Financial Information:

       Consolidated Balance Sheet - March 31, 1994,
          December 31, 1993, and March 31, 1993                        3

       Consolidated Statement of Income - Three Months
          Ended March 31, 1994, and 1993                               4

       Consolidated Statement of Changes in Stockholders' Equity
          Three Months Ended March 31, 1994, and 1993                  5

       Consolidated Statement of Cash Flows - Three
          Months Ended March 31, 1994, and 1993                        6

       Notes to Consolidated Financial Statements                      7

       Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations               15




  Part II.  Other Information                                         28


                              USBANCORP, INC.
                        CONSOLIDATED BALANCE SHEET
                              (In thousands)


                                                     March 31         December 31         March 31
                                                       1994              1993              1993
                                                    (Unaudited)                         (Unaudited)
ASSETS
  Cash and due from banks                         $   40,741          $  38,606         $   30,520
  Interest bearing deposits with banks                   342              4,809              5,167
  Federal funds sold and securities
    purchased under agreements to resell               4,000              7,000              3,000
  Investment Securities:
    Available for sale (market value
      $432,315 on December 31, 1993,
      $393,321 on March 31, 1993)                    370,315            428,712            387,786
    Held to maturity (market value $52,148
      on March 31, 1994)                              53,576                -                 -
  Assets held in trust for collateralized
    mortgage obligation                               12,409              13,815            17,332
  Fixed-rate mortgage loans held for sale              7,780               1,054             2,769
  Loans                                              734,244             732,026           681,268
    Less:  Unearned income                             4,982               5,894             9,257
           Allowance for loan losses                  15,553              15,260            13,791

      Net loans                                      713,709             710,872           658,220

  Premises and equipment                              16,771              16,960            15,481
  Accrued income receivable                            9,238               8,892             9,730
  Other assets                                        16,572              10,801            15,396

          TOTAL ASSETS                            $1,245,453          $1,241,521        $1,145,401

LIABILITIES
  Non-interest bearing deposits                   $  129,167          $  137,411        $  107,131
  Interest bearing deposits                          911,521             911,455           857,060

      Total deposits                               1,040,688           1,048,866           964,191

  Federal funds purchased and securities
    sold under agreements to repurchase               24,194              12,648             8,402
  Other short-term borrowings                         10,898                 270               469
  Advances from Federal Home Loan Bank                26,271              31,285            21,326
  Collateralized mortgage obligation                  11,365              12,674            15,573
  Long-term debt                                       3,105               3,445             8,949
  Other liabilities                                   14,008              15,718            14,369

          TOTAL LIABILITIES                        1,130,529           1,124,906         1,033,279

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; 2,000,000
    shares authorized; There were no shares
    issued and outstanding on March 31, 1994,
    and December 31, 1993; 240,102 shares
    issued and outstanding on March 31, 1993            -                   -                6,003
  Common stock, par value $2.50 per share;
    6,000,000 shares authorized; 4,738,064
    shares issued and outstanding on March 31,
    1994; 4,726,181 shares issued and
    outstanding on December 31, 1993;
    4,491,963 shares issued and outstanding
    on March 31, 1993                                 11,845              11,815            11,229
  Surplus                                             70,955              70,720            66,200
  Retained earnings                                   36,076              34,080            28,690
  Net unrealized holding gains (losses) on
    available for sale securities due to
    adoption of SFAS #115                             (3,952)               -                 -
          TOTAL STOCKHOLDERS' EQUITY                 114,924             116,615           112,122

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                    $1,245,453          $1,241,521        $1,145,401

See accompanying notes to consolidated financial statements.

                              USBANCORP, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share data)
                                 Unaudited

                                                                  Three Months Ended
                                                                       March 31
                                                                   1994      1993
INTEREST INCOME
  Interest and fees on loans and loans held for sale:
    Taxable                                                     $14,680      $14,352
    Tax exempt                                                       375         259
  Deposits with banks                                                 11          30
  Federal funds sold and securities purchased
    under agreements to resell                                        20         132
  Investment securities:
    Taxable - available for sale                                   5,182      5,156
    Tax exempt - held to maturity                                    526        405
  Assets held in trust for collateralized
    mortgage obligation                                              272         340
         Total Interest Income                                    21,066      20,674

INTEREST EXPENSE
  Deposits                                                         7,343       7,904
  Federal funds purchased and securities sold
    under agreements to repurchase                                   113         58
  Other short-term borrowings                                          9           4
  Advances from Federal Home Loan Bank                               352         222
  Collateralized mortgage obligation                                 287         405
  Long-term debt                                                      61         180
         Total Interest Expense                                    8,165       8,773

NET INTEREST INCOME                                               12,901      11,901
  Provision for loan losses                                          405         600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               12,496      11,301

NON-INTEREST INCOME
  Trust fees                                                         718         733
  Net realized gains on investment securities
    available for sale                                               271         252
  Net realized gains on loans held for sale                           93        -
  Wholesale cash processing fees                                     318         305
  Service charges on deposit accounts                                592         596
  Other income                                                       664         579
         Total Non-Interest Income                                 2,656       2,465

NON-INTEREST EXPENSE
  Salaries and employee benefits                                   5,343       4,863
  Net occupancy expense                                              988         817
  Equipment expense                                                  803         588
  Professional fees                                                  448         489
  Supplies, postage, and freight                                     547         513
  Miscellaneous taxes and insurance                                  296         288
  FDIC deposit insurance expense                                     587         512
  Other expense                                                    1,628       1,755
         Total Non-Interest Expense                               10,640       9,825

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         4,512       3,941
  Provision for income taxes                                       1,473       1,405

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                             3,039       2,536
  Cumulative effect of change in accounting
    principle -- adoption of SFAS #109                              -          1,452

NET INCOME                                                       $ 3,039      $3,988

PER COMMON SHARE DATA:
  Primary:
    Net income                                                   $  0.64      $ 1.06
    Average shares outstanding                                 4,740,461   3,654,442
  Fully Diluted:
    Income before SFAS #109 benefit                              $  0.64      $ 0.61
    Net income                                                      0.64        0.96
    Average shares outstanding                                 4,740,461   4,175,391
  Cash Dividends Declared                                        $  0.22      $ 0.20

See accompanying notes to consolidated financial statements.


                              USBANCORP, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              (In thousands)
                                 Unaudited


                                                                                Net
                                                                                Unrealized
                                                                                Holding
                                 Preferred     Common               Retained    Gains
                                   Stock       Stock     Surplus    Earnings    (Losses)      Total

Balance December 31, 1992       $13,800       $ 7,456    $36,022     $25,693     $   -        $ 82,971
Net income                          -             -          -         3,988         -           3,988
Dividend reinvestment and
  stock purchase plan               -              12        119         -           -             131
Preferred stock converted
  to common stock                (7,797)          886      6,911         -           -             -
Secondary common stock
  issuance of 1,150,000
  shares net of issuance costs      -           2,875     23,148         -           -          26,023
Cash dividends declared:
  Preferred stock dividends
   paid on conversion               -             -          -          (103)        -            (103)
  Common stock ($0.20 per
   share on 4,436,257 shares)       -             -          -          (888)        -            (888)
Balance March 31, 1993          $ 6,003       $11,229    $66,200     $28,690     $   -        $112,122




Balance December 31, 1993       $   -         $11,815    $70,720     $34,080     $   -        $116,615
Net income                          -             -          -         3,039         -           3,039
Dividend reinvestment and
  stock purchase plan               -              30        235         -           -             265
Net unrealized holding
  gains (losses) on available
  for sale securities               -             -          -           -        (3,952)       (3,952)
Cash dividends declared:
  Common stock ($0.22 per
   share on 4,737,321 shares)       -             -          -        (1,043)        -          (1,043)
Balance March 31, 1994          $   -         $11,845    $70,955     $36,076     $(3,952)     $114,924




See accompanying notes to consolidated financial statements.

                              USBANCORP, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                 Unaudited
                                                               Three Months Ended
                                                                     March 31
                                                               1994           1993
OPERATING ACTIVITIES
    Net income                                              $   3,039       $  3,988
    Adjustments to reconcile net income to net
     cash provided by operating activities:

      Provision for loan losses                                   405            600
      Depreciation and amortization expense                       763            638
      Net amortization of investment securities                   574            145
      Net realized gains on investment securities                (271)          (252)
      Net gains on loans                                          (93)          -
      Increase in accrued income receivable                      (346)          (367)
      Increase (decrease) in accrued expense payable           (1,966)           149
     Net cash provided by operating activities                  2,105          4,901

INVESTING ACTIVITIES
    Purchases of investment securities available for
      sale and other short-term investments                   (76,232)       (83,419)
    Proceeds from maturities of investment
      securities available for sale and other
      short-term investments                                   36,689         38,819
    Proceeds from sales of investment securities
      available for sale and other short-term
      investments                                              37,981         23,809
    Long-term loans originated                                (88,305)       (78,491)
    Fixed-rate mortgage loans held for sale                    (7,780)       (2,769)
    Principal collected on long-term loans                     79,187        53,358
    Loans sold or participated                                  6,021            75
    Net decrease in credit card receivables
      and other short-term loans                                1,002          1,401
    Purchases of premises and equipment                          (337)          (801)
    Net decrease in assets held in trust for
      collateralized mortgage obligation                        1,406          1,250
    Net increase in other assets                               (3,879)        (3,277)
     Net cash used by investing activities                    (14,247)       (50,045)

FINANCING ACTIVITIES
    Proceeds from sales of certificates of deposit             84,279         85,456
    Payments for maturing certificates of deposit             (92,343)       (92,660)
    Net decrease in demand and savings deposits                  (114)       (26,196)
    Net increase (decrease) in federal funds purchased,
      securities sold under agreements to repurchase,
      and other short-term borrowings                          22,174         (2,295)
    Net principal borrowings (repayments) of advances
      from Federal Home Loan Bank and long-term debt           (6,663)         8,553
    Preferred stock cash dividends paid                          -              (378)
    Common stock cash dividends paid                           (1,039)          (595)
    Proceeds from dividend reinvestment and stock
      purchase plan                                               265            131
    Secondary common stock offering (net of expenses)            -            26,023
    Net increase in other liabilities                             251         3,370
     Net cash provided by financing activities                  6,810         1,409



NET DECREASE IN CASH EQUIVALENTS                               (5,332)       (43,735)

CASH EQUIVALENTS AT JANUARY 1                                  50,415         82,422

CASH EQUIVALENTS AT MARCH 31                                $  45,083       $ 38,687


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Principles of Consolidation

     The consolidated financial statements include the accounts of USBANCORP, Inc. (the "Company") and its wholly-owned subsidiaries, United States National Bank in Johnstown ("U.S. Bank"), Three Rivers Bank and Trust Company ("Three Rivers Bank"), Community Bancorp, Inc. ("Community"), USBANCORP Trust Company ("Trust Company"), and United Bancorp Life Insurance Company ("UBLIC"). In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, loan policy, and marketing. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

2.   Basis of Presentation

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full year.

     With respect to the unaudited consolidated financial information of the Company for the three month periods ended March 31, 1994, and 1993, Arthur Andersen & Co., independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate report dated
April 25, 1994, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen & Co. has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1993, numbers are derived from audited financial statements.

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's "Annual Report and Form 10-K" for the year ended December 31, 1993.

3.   Earnings Per Common Share

     Primary earnings per share amounts are computed by dividing net income, after deducting preferred stock dividend requirements, by the weighted average number of Common Stock and Common Stock equivalent shares outstanding. Fully diluted earnings per share amounts are calculated assuming that the Series A $2.125 Cumulative Convertible Non-Voting Preferred Stock was converted at the beginning of the year into 1.136 shares of the Company's Common Stock and that no preferred dividends were paid. By April 7, 1993, all Preferred Stock was either redeemed or converted to the Company's Common Stock.

4.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold, and securities purchased under agreements to resell. The Company made $500,000 in federal income tax payments in the first three months of 1994 as compared to $890,000 for the same 1993 interim period. Total interest expense paid amounted to $8,183,000 in 1994's first three months compared to $8,624,000 in the same 1993 period.

5.   Investment Securities

     In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") #115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. This adoption requires that the investment securities available for sale be carried at market value while investment securities held to maturity are carried at amortized cost. Under SFAS #115, securities are classified as available for sale or held to maturity at the date of purchase. Currently, the Company has classified tax-free municipal securities as held to maturity with the remainder of the securities portfolio classified as available for sale. The book and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale:

                                       March 31, 1994

                                    Gross         Gross
                       Book         Unrealized    Unrealized   Market
                       Value        Gains         Losses       Value

U.S. Treasury          $ 22,269      $   65       $  (176)     $ 22,158
U.S. Agency              90,742         170        (1,898)       89,014
State and municipal
  taxable                 2,121          28           (71)        2,078
Mortgage-backed
  securities *          222,590         775        (4,977)      218,388
Other securities **      38,671         430          (424)       38,677
      Total            $376,393      $1,468       $(7,546)     $370,315

                     * Approximately 96% of these obligations represent U.S. Agency issued securities.
                     ** Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity:

                                       March 31, 1994

                                    Gross         Gross
                       Book         Unrealized    Unrealized   Market
                       Value        Gains         Losses       Value

State and municipal
  tax free securities  $53,576       $291         $(1,719)     $52,148

     Prior to the first quarter of 1994 adoption of SFAS #115, the entire investment security portfolio, as described in the table below, was classified as "available for sale." The investment security portfolio was carried at the lower of aggregate amortized cost or market value; any necessary valuation adjustments were recorded in the Consolidated Statement of Income as a "Net unrealized gain or loss on investment securities available for sale" (in thousands).

                                         December 31, 1993

                                  Gross         Gross
                     Book         Unrealized    Unrealized    Market
                     Value        Gains         Losses        Value

U.S. Treasury        $ 13,333     $  186        $   (16)      $ 13,503
U.S. Agency            72,648        890           (116)        73,422
State and municipal    44,547      1,129            (90)        45,586
Mortgage-backed
  securities *       251,631      2,379         (1,402)       252,608
Other securities **   46,553        680            (37)        47,196
      Total          $428,712     $5,264        $(1,661)      $432,315

                  * Approximately 95% of these obligations represent U.S.
                      Agency issued securities.
                 ** Other investment securities include corporate notes and bonds, asset-backed securities, and
                      equity securities.

                                          March 31, 1993

                                  Gross         Gross
                     Book         Unrealized    Unrealized    Market
                     Value        Gains         Losses        Value

U.S. Treasury        $ 13,805     $  282        $  -          $ 14,087
U.S. Agency            51,180      1,220         (1,195)        51,205
State and municipal    37,226        733            (12)        37,947
Mortgage-backed
  securities *        226,754      4,153           (195)       230,712
 Other securities **   58,821        791           (242)        59,370
      Total          $387,786     $7,179        $(1,644)      $393,321

                  * Approximately 93% of these obligations represent U.S.
                      Agency issued securities.
                 ** Other investment securities include corporate notes and bonds, asset-backed securities, and
                      equity securities.

All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method and are included in "Net realized gain or loss on investment securities available for sale."

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors Service or Standard & Poor's rating of "A." At March 31, 1994, 91.0% of the portfolio was rated "AAA" and 92.7% "AA" or higher as compared to 86.76% and 88.29%, respectively, at March 31, 1993. Only 1.80% of the portfolio was rated below "A" or unrated on March 31, 1994.

6.   Fixed-Rate Mortgage Loans Held for Sale

     At March 31, 1994, $7,780,000 of fixed-rate 30-year residential mortgage loans originated during the first quarter of 1994 were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months and retain servicing rights for the remaining lives; this strategy will be executed in an effort to help neutralize long-term interest rate risk. The residential mortgage loans held for sale are carried at the lower of aggregate amortized cost or market value. At March 31, 1994, the cost of these loans approximated market value. Realized gains and losses will be calculated by the specific identification method and will be included in "Net realized gain or loss on loans held for sale"; unrealized net valuation adjustments (if any) will be recorded in "Net unrealized gain or loss on loans held for sale" on the Consolidated Statement of Income.

7.   Loans

     The loan portfolio of the Company consists of the following (in thousands):

                                March 31     December 31     March 31
                                 1994           1993           1993

   Commercial                   $105,055      $ 99,321       $ 81,272
   Commercial loans secured
     by real estate              123,615       126,044        123,718
   Real estate - mortgage        345,400       338,778        315,889
   Consumer                      160,174       167,883        160,389
     Loans                       734,244       732,026        681,268
   Less:  Unearned income          4,982         5,894          9,257
   Loans, net of unearned
     income                     $729,262      $726,132       $672,011

     Real estate construction loans were not material at these presented dates and comprise 2.2% of total loans net of unearned income at March 31, 1994. The Company has no credit exposure to foreign countries and borrowers or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

8.   Allowance for Loan Losses and Charge-Off Procedures

     As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, management of the Company makes a quarterly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential yet undetermined losses. The amount charged against earnings is based upon several factors including, at a minimum, each of the following:

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):


                                       Three Months Ended          Year Ended
                                            March 31               December 31

                                         1994       1993               1993

Balance at beginning of period         $15,260    $13,752            $13,752

  Charge-offs:
     Commercial                             55        118                383
     Real estate - mortgage                 87        363                628
     Consumer                              132        261                750
     Total charge-offs                     274        742              1,761

  Recoveries:
     Commercial                             44         36                338
     Real estate - mortgage                  9         10                 27
     Consumer                              109        135                504
     Total recoveries                      162        181                869

Net charge-offs                            112        561                892
Provision for loan losses                  405        600              2,400
Balance at end of period               $15,553    $13,791            $15,260

As a percent of average loans
 and average loans held for sale,
 net of unearned income:
   Net charge-offs (annualized)           0.06%      0.34%              0.13%
   Provision for loan losses
     (annualized)                         0.22       0.36               0.34
Allowance as a percent of loans
 and loans held for sale,
 net of unearned income, at
 period end                               2.11       2.04               2.10
Allowance as a multiple of net
 charge-offs (annualized), at
 period end                              34.72x      6.15x             17.11x


     (For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 19 and 22, respectively.)


9.   Components of Allowance for Loan Losses

     The following table sets forth the allocation of the allowance for loan losses among various categories. This allocation is based upon historical experience and management's review of the loan portfolio. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):


                        March 31              December 31            March 31
                          1994                   1993                  1993

                              Percent                Percent               Percent
                              Of Loans               Of Loans              Of Loans
                              In Each                In Each               In Each
                              Category               Category              Category
                    Amount    to Loans*    Amount    to Loans*   Amount    to Loans*

Commercial         $ 1,696     14.1%      $ 1,637      13.6%    $ 1,784     11.9%
Commercial loans
  secured by
  real estate        3,959     16.7         4,073      17.2       4,702      18.1
Real estate -
  mortgage             284     47.6           279      46.3         268      46.6
Consumer             1,330     21.6         1,636      22.9       1,711      23.4
Allocation to
  general risk       8,284       -          7,635        -        5,326        -


    Total          $15,553    100.0%      $15,260     100.0%    $13,791     100.0%

     *    This includes loans "held for sale."

At March 31, 1994, the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the allowance for loan losses refer to Note 8.)

10.  Non-Performing Assets

     Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) consumer loans which are contractually past due 90 days or more as to interest or principal payments and which are insured for credit loss, and
(iii) other real estate owned (real estate acquired through foreclosure and in-substance foreclosures). All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. Restoration of a non-accrual loan to accrual status requires the approval of the Credit Committee and/or Board Discount/Loan Committee with final authority for the decision resting with USBANCORP's Chief Financial Officer.

     The following table presents information concerning non-performing assets (in thousands, except percentages):
                                       March 31      December 31       March 31
                                          1994           1993             1993


Non-accrual loans                       $ 4,006         $ 5,304         $ 5,296
Insured loans past due
  90 days or more                           262             203             212
Other real estate owned:
  Foreclosed properties                     770             991           2,326
  In-substance foreclosures                 -               -               478
    Total non-performing assets         $ 5,038         $ 6,498         $ 8,312

Total non-performing assets as
  a percent of loans and loans held
  for sale, net of unearned income,
  and other real estate owned              0.68%           0.89%           1.23%

     The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of fair value or carrying cost based upon appraisals.

     The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans (in thousands):

                                       Three Months Ended
                                            March 31
                                        1994         1993
Interest income due in accordance
  with original terms                  $ 163        $ 244
Interest income recorded                (292)         (47)
Net reduction (increase) in
  interest income                      $(129)       $ 197

11.  Income Taxes

     During the first quarter of 1993 the Company adopted Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes." SFAS #109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and income tax bases of assets and liabilities given the provisions of the enacted tax laws. This adoption resulted in the recognition of a non-recurring benefit of $1,452,000 (net of a valuation allowance of $325,000) or $0.35 per share on a fully diluted basis. Net deferred income taxes of $5,724,000 have been provided on the differences between taxable income for financial and tax reporting purposes.

12.  Incentive Stock Option Plan

     Under the Company's Incentive Stock Option Plan (the "Plan") options can be granted (the "Grant Date") to employees with executive, managerial, technical , or professional responsibility as selected by a committee of the board of directors. The option price at which a stock option may be exercised shall be a price as determined by the board committee but shall not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. The following stock options were granted:

                                       Shares       Shares         Option
                                       Under        Available      Price
                                       Option       For Option     Per Share

Balance at December 31, 1992           27,334         99,000

  Options granted                      27,500        (27,500)       22.56
  Options exercised                    (5,000)          -           17.25
  Options canceled or expired            -              -

Balance at December 31, 1993           49,834         71,500

  Options granted                      25,500        (25,500)       23.88
  Options exercised                    (2,167)          -           17.25
  Options exercised                    (4,000)          -           22.56
  Options canceled or expired            -              -

Balance at March 31, 1994              69,167         46,000


On or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised.

13.  Preferred Stock

     As discussed in the Company's "1993 Annual Report and Form 10-K," the board of directors authorized the redemption of all the Company's Series A $2.125 Cumulative Convertible Non-Voting Preferred Stock. The redemption date was established as April 7, 1993. The Preferred Stock redemption presented shareholders with the choice of either redeeming their shares at the redemption price of $25.638 per share or converting their shares into 1.136 shares of the Company's Common Stock. Shareholders of only 53,283 shares opted to redeem their shares resulting in a redemption payout of approximately $1.4 million; shareholders of 498,717 shares (approximately 90%) elected to convert their shares. This conversion resulted in the issuance of 566,543 new common shares.


14.  Common Stock Issuance

     On February 10, 1993, USBANCORP completed the sale of 1,150,000 shares of Common Stock at an offering price of $24.50 per share. This provided the Company with $26 million in net proceeds after payment of related issuance expenses. Approximately $1.4 million of the offering proceeds were used to redeem the remaining unconverted Series A Preferred Stock on April 7, 1993. Of the offering proceeds, $2 million was downstreamed as a capital infusion into Three Rivers Bank on April 5, 1993, in connection with the Integra Branches Acquisition to adequately capitalize the $88 million of deposits acquired. The remaining offering proceeds of $22.6 million will be used by USBANCORP for general corporate purposes including the funding of the Johnstown Savings Bank Acquisition which will close in June 1994 and also the previously announced stock repurchase program which will commence in July 1994.

15.  Integra Branches Acquisition

     On April 2, 1993, the Company's Three Rivers Bank subsidiary and Integra National Bank/Pittsburgh completed a Purchase and Assumption Agreement (the "Agreement") for four Integra branch offices located in the suburban Pittsburgh market area. Pursuant to the Agreement, Three Rivers Bank assumed $88.6 million in deposit liabilities and purchased $12.1 million of assets; these assets consisted of: home equity and other consumer loans; vault cash; furniture, fixtures, and equipment; real estate together with improvements; and safe deposit box business. In addition, Three Rivers Bank assumed certain other liabilities including contracts that relate to the operation of the branches and real estate leases relating to one branch and one ATM. In consideration for the assumption of the deposit liabilities, Three Rivers Bank paid Integra a deposit premium of 1.4% or $1.2 million.

16.  Johnstown Savings Bank ("JSB") Acquisition

     The Company and JSB announced January 18, 1994, that they have reached agreement on revised terms to the definitive agreement pursuant to which JSB would merge with U.S. Bank. USBANCORP anticipates recognizing approximately six months of earnings in 1994 from this latest acquisition; for the year ended December 31, 1993, JSB reported net income of $3,361,000. The Company will also recognize monthly after-tax purchase accounting net charges of approximately $120,000. Additionally, non-recurring acquisition restructuring charges, including such items as severance and professional fees, will be recognized in the second quarter and are estimated to approximate $1,700,000 after tax. Finally, the Company will issue approximately 982,000 additional common shares to effect the merger. Each of these items will result in significant impact to the financial performance reported by USBANCORP during the remainder of 1994. This planned acquisition is proceeding on schedule with an anticipated closing of the transaction late in the second quarter of 1994. (For further information, refer to the consolidated financial statements and accompanying notes included in the Company's "1993 Annual Report and Form 10-K.")

17.  Interest Rate Swap

     During the first quarter of 1994, the Company entered into an interest rate swap agreement with a notional amount of $10 million and a termination date of February 11, 1997. Under the terms of the swap agreement, the Company will receive a fixed interest rate of 5% and pay a floating interest rate defined as the 90-day USD-Libor-BBA which resets quarterly. The counterparty in this unsecured transaction is PNC Bank which has a Standard & Poor's rating of "A+."

     The swap agreement was initiated to hedge interest rate risk in a declining, stable, or modestly rising rate environment. Specifically, this transaction hedges the CMO liability on the Company's Balance Sheet by effectively converting the fixed percentage cost to a variable rate cost. This hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with a change in the market value of the CMO liability.

     The interest differential to be paid or received is accrued by the Company on a monthly basis. Since only interest payments are exchanged, the cash requirements and exposure to credit risk are significantly less than the notional amount. The Company believes that its exposure to credit loss in the event of non-performance by the counterparty is minimal. Overall, this swap agreement favorably reduced interest expense by $22,000 in the first quarter of 1994.

     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. In addition to interest rate swaps, the policy also allows for the use of interest rate caps and floors. The Company has not instituted the use of interest rate caps or floors as of March 31, 1994.

18.  Labor Agreement

     Approximately 225 of U.S. Bank's clerical and teller personnel are represented by the United Steelworkers of America AFL-CI0-CLC Local Union 8204 ("Union"). Management successfully negotiated a one-year extension of its current labor agreement with the Union; the new agreement expires on October 15, 1995. The Company considers its relations with all employees to be satisfactory.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M. D. & A.")


.....PERFORMANCE OVERVIEW.....The Company's net income for the first quarter of
1994 totalled $3,039,000 or $0.64 per share on a fully diluted basis. This compared favorably to net income before a cumulative effect of change in accounting principle of $2,536,000 or $0.61 per fully diluted share reported for the same period of 1993. The Company's first quarter 1993 net income results also included a $1,452,000 or $0.35 per share non-recurring benefit due to the adoption of SFAS #109; no such change in accounting principle was recognized in the first quarter of 1994.

     Before the SFAS #109 benefit, net income between periods increased by $503,000 or 19.8% while fully diluted earnings per share increased by a lesser amount of $0.03 or 4.9%. Similar trends were noted for two other key performance ratios as the Company's return on assets increased by eight basis points to 0.99% while return on equity actually decreased by 23 basis points to 10.51%. The increase in net income resulted from the accretive impact of the purchase of four Integra Branch Offices in April 1993, growth in both net interest income and non-interest income, and a reduced loan loss provision.
The growth of net income, however, was exceeded on a relative basis by the growth in average equity and shares outstanding due largely to the Company's successful February 1993 secondary Common Stock offering which resulted in the issuance of 1,150,000 new shares of the Company's Common Stock. The full impact of this offering was not reflected in the first quarter 1993 results as evidenced by the 565,000 or 13.5% increase in fully diluted weighted average common shares outstanding when compared to the first quarter of 1994.
The following table summarizes some of the Company's key performance indicators (in thousands, except per share data and ratios):

                                     Three Months Ended       Three Months Ended
                                       March 31, 1994           March 31, 1993


Net income                                  $3,039                   $3,988
Net income (before SFAS #109 benefit)        3,039                    2,536

Fully diluted earnings per share              0.64                     0.96
Fully diluted earnings per share
  (before SFAS #109 benefit)                  0.64                     0.61

Return on average assets                      0.99%                    1.43%
Return on average assets (before SFAS
  #109 benefit)                               0.99                     0.91

Return on average equity                     10.51                    16.88
Return on average equity (before SFAS
  #109 benefit)                              10.51                    10.74

Average fully diluted common shares
  outstanding                                4,740                    4,175

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is impacted by interest rate fluctuations, as well as, changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to maintain a stable net interest margin during periods of fluctuating interest rates. The following table compares the Company's net interest income performance for the first quarter of 1994 to the first quarter of 1993 (in thousands, except percentages):


                       Three Months Ended   Three Months Ended
                         March 31, 1994       March 31, 1993       Change    %Change
Interest income           $21,066                 $20,674          $  392      1.9
Interest expense            8,165                   8,773            (608)    (6.9)
Net interest income        12,901                  11,901           1,000      8.4
Tax-equivalent
  adjustment                  232                     173              59     34.1
Net tax-equivalent
  interest income          13,133                  12,074           1,059      8.8

Net interest margin          4.43%                   4.53%          (0.10)%     *

*Not meaningful.

     USBANCORP's net interest income on a tax-equivalent basis increased by $1.1 million or 8.8% while the net interest margin percentage declined by 10 basis points to 4.43%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the previously mentioned Integra Branches Acquisition, funds provided from the secondary common stock offering, and increased borrowings from the Federal Home Loan Bank. For the first quarter of 1994, total average earning assets were $104 million higher than the comparable 1993 period. Net interest income was also enhanced by approximately $300,000 of non-accrual loan interest recoveries which caused a ten basis point improvement in the net interest margin percentage (i.e. the core net interest margin percentage for the first quarter of 1994 was 4.33%). The contraction in the actual and core net interest margin between the first quarter 1994 and the comparable 1993 period can be best explained by the following:

Presented on this page was a graphic representation of the net interest margin for the past five quarters. The data points presented were; 4.43% for 1/94, 4.28% for 4/93, 4.28% for 3/93, 4.38% for 2/93, and
4.53% for 1/93.

     The majority of the $88 million of acquired Integra deposits were redeployed into short duration investment securities since only $10 million of loans were acquired with the Integra Branch Offices. This initial dependence on the investment portfolio as the primary source of return on these acquired deposits was a major factor contributing to the contraction in the net interest margin percentage. It is management's intent to use this excess investment portfolio liquidity to more profitably fund anticipated loan growth in order to improve the net interest margin; this can be accomplished since the yield on currently originated loans range from 150 to 300 basis points more than the average current quarter yield of 5.40% in the investment portfolio.

     The success of this strategy has been evident over the past three quarters as the Company's net interest margin stabilized at the 4.28% level for both the third and fourth quarters of 1993 and improved on a core basis by five basis points to 4.33% in the first quarter of 1994. During this same period, the Company's loan to deposit ratio improved by 440 basis points from 66.4% at June 30, 1993, to 70.8% at March 31, 1994. Furthermore, this improved core margin performance occurred during a rise in interest rates experienced throughout the first quarter of 1994. This favorable margin trend further solidifies the Company's belief that the asset liquidity contained within its balance sheet will allow for modest net interest margin improvement in a rising interest rate environment.

     Regarding the separate components of net interest income, the Company's total interest income for the first quarter of 1994 increased by $392,000 or 1.9% when compared to the same 1993 period. This increase was due entirely to the previously mentioned $104 million increase in total average earning assets. This positive factor was partially offset by an unfavorable rate variance as the Company's earning assets have repriced downward in conjunction with the national decline in interest rates experienced during 1993. Specifically, the yield on the loan portfolio has decreased 62 basis points to 8.30% while the yield on the total investment securities portfolio has dropped 76 basis points to 5.40%. The national and local market trend of accelerated customer refinancing of mortgage loans has contributed materially to the declining yields experienced in both of these portfolios. Also, the earning asset yield continues to be negatively impacted by regularly scheduled maturities and prepayments of higher yielding loans and securities purchased or originated several years ago.

     Even with an additional $70 million of average interest bearing liabilities, the Company's total interest expense still decreased by $608,000 or 6.9% in the first quarter of 1994. This decline is primarily a result of management repricing all deposit categories downward in the declining interest rate environment experienced during 1993. It has been management's ongoing pricing strategy to position USBANCORP's deposit rates within the lowest quartile of deposit rates offered by commercial banks in its market area. Management believes that a constant level of high service quality mitigates the impact this rate positioning strategy has on the deposit base size and funds availability provided that the rates offered are not appreciably below competition. Regarding the deposit mix, the Company has experienced a shift of funds from short-term certificates of deposit into more liquid interest bearing demand and savings accounts due to the narrowing of the rate spread between these products and customer preference for liquidity in the current interest rate environment.

     A reduced dependence on long-term debt as a funding source favorably impacted the liability mix. The balance in long-term debt declined on average by $5.9 million due to the successful restructuring of several debt funding sources in the third and fourth quarters of 1993. The Company has also used an additional $15.0 million of borrowings from the Federal Home Loan Bank to extend the liability maturity base and fund the initial stages of an investment strategy designed to better leverage the Company's equity. Finally, the use of an interest rate swap for a portion of the first quarter of 1994 permitted the Company to reduce the cost of the CMO liability by 42 basis points to 9.85%. (See detailed discussion on Investment Rate Swap Note 17.) These price and liability composition movements allowed USBANCORP to lower the average cost of interest bearing liabilities by 53 basis points from 3.91% during the first quarter of 1993 to 3.38% during the first quarter of 1994.

     The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.


Three Months Ended March 31 (In thousands, except percentages)

                                            1994                                  1993
                                               Interest                               Interest
                                  Average       Income/    Yield/        Average       Income/    Yield/
                                 Balance       Expense      Rate         Balance      Expense     Rate
Interest earning assets:
  Loans and loans held
    for sale, net of
    unearned income             $  735,016    $15,153      8.30%      $  668,708      $14,681    8.92%
  Deposits with banks                1,573         11      2.74            5,569           30    3.14
  Federal funds sold
    and securities purchased
    under agreement to resell        2,619         20      3.09           17,344          132    3.04
  Investment securities:
    Available for sale             386,193      5,182      5.37          370,659        5,664    6.16
    Held to maturity                46,373        660      5.69             -            -        -
  Total investment securities      432,566      5,842      5.40          370,659        5,664    6.16
Assets held in trust for
  collateralized mortgage
  obligation                        12,885        272      8.56           17,961          340    7.69
Total interest earning
  assets/interest income         1,184,659     21,298      7.23        1,080,241       20,847    7.82
Non-interest earning assets:
  Cash and due from banks           38,543                                29,088
  Premises and equipment            16,910                                15,241
  Other assets                      20,182                                21,825
  Allowance for loan losses        (15,398)                              (13,801)
TOTAL ASSETS                    $1,244,896                            $1,132,594

Interest bearing liabilities:
  Interest bearing deposits:
    Interest bearing demand     $  103,190    $   376      1.48%      $   92,055      $   507    2.23%
    Savings                        232,887      1,086      1.89          222,518        1,392    2.54
    Other time                     577,270      5,881      4.13          538,400        6,005    4.52
    Total interest bearing
      deposits                     913,347      7,343      3.26          852,973        7,904    3.76
  Short-term borrowings:
    Federal funds purchased,
      securities sold under
      agreements to repurchase,
      and other short-term
      borrowings                    20,039        122      2.49           14,684           62    2.10
    Advances from Federal
      Home Loan Bank                31,110        352      4.53           17,095          222    5.07
    Collateralized mortgage
      obligation                    11,818        287      9.85           16,004          405   10.27
    Long-term debt                   3,262         61      7.65            9,171          180    7.97
Total interest bearing
  liabilities/interest expense     979,576      8,165      3.38          909,927        8,773    3.91
Non-interest bearing liabilities:
  Demand deposits                  132,362                               108,439
  Other liabilities                 15,673                                18,432
Stockholders' equity               117,285                                95,796
TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY      $1,244,896                            $1,132,594

Interest rate spread                                       3.85                                  3.91
Net interest income/net
  interest margin                              13,133      4.43%                       12,074    4.53%
Tax-equivalent adjustment                        (232)                                   (173)
Net interest income                           $12,901                                 $11,901



.....PROVISION FOR LOAN LOSSES.....The Company's asset quality permitted a
$195,000 reduction in the loan loss provision to $405,000 or 0.22% of total loans in the first quarter of 1994 compared to a provision of $600,000 or 0.36% of total loans in the first quarter of 1993. This lower provision was possible because of a $1.5 million reduction in non-performing assets to $5 million or 0.68% of total loans. Additionally, net charge-offs for the first quarter of 1994 totalled $112,000 or only 0.06% of total loans compared to net charge-offs of $561,000 or 0.34% of average loans in the first quarter of 1993. At March 31, 1994, the balance in the allowance for loan losses had grown to $15.6 million or 308.7% of total non-performing assets.

Presented on this page was a graphic representation of the loan loss provision expense. The data points presented were; $405,000 for 1/94, $600,000 for each of the four quarters of 1993.

     At March 31, 1994, management believed the allowance for loan losses was adequate at each subsidiary bank for potential losses inherent in the portfolio at that date. Furthermore, the allowance for loan losses at each of the Company's banking subsidiaries was well within compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the estimated reserve requirement; the Company's aggregate unallocated reserve was 114% or $8.3 million with the subsidiaries' unallocated reserves ranging from 79% to 135% of the estimated reserve requirement. (See Allowance for Loan Losses Note 8.)


.....NON-INTEREST INCOME.....Non-interest income for the first quarter of 1994 totalled $2.7 million which represented a $191,000 or 7.7% increase over the same 1993 period. This increase was primarily due to a $93,000 realized gain on the sale of fixed-rate mortgage loans classified as "held for sale," an $85,000 increase in other income, and a $19,000 increase in realized gains on investment securities available for sale.

     The $93,000 gain resulted from the sale of approximately $5.5 million of long-term fixed-rate residential mortgage loans which were originated during the fourth quarter of 1993 and first quarter of 1994. These loans were classified as "held for sale" in accordance with a previously disclosed strategy by the Company to sell new 30-year fixed-rate mortgage products in an effort to help neutralize long-term interest rate risk. Servicing rights amounting to approximately 35 basis points on the loan balance outstanding were retained on these sold loans in order to provide the Company with a recurrent source of fee income. Given the Company's ongoing loan pricing strategy of offering zero point mortgage loans at a slight premium to current market rates, management would expect to generate modest gains from fixed-rate mortgage loan sales each quarter. The amount of the gain may, however, vary depending upon the volume of new fixed-rate mortgage loan activity and market conditions at the time of sale.

     The $85,000 increase in other income was due largely to a $40,000 increase in premium income generated from increased sales of credit life and disability insurance on new consumer loans through the Company's UBLIC subsidiary. Also contributing to the increased other income was a higher volume of letter of credit fees and data processing service income. The $19,000 increase in gains on the sale of investment securities available for sale resulted from the realization of a total gain of $271,000 on the sale of $28 million of securities. This sale was executed to capture available market premiums on securities with a remaining maturity of generally less than one year.

     First quarter 1994 trust income declined modestly by $15,000 or 2% from the comparable 1993 period. On a core basis, however, trust fees actually increased by $60,000 or 9.1% as the first quarter 1993 results included an unusually large volume of estate fees. This core trust fee growth is prompted by the profitable expansion of the Company's business throughout western Pennsylvania including the Greater Pittsburgh marketplace. The Trust staff's marketing skills combined with their proven ability to deliver quality service has been the key to the Company's growth rate, which has approximated 20% annually for each of the past four years. While there can be no assurances of continuation of this trend, these factors provide a foundation for future growth of this important source of fee income.


.....NON-INTEREST EXPENSE.....Total non-interest expense of $10.6 million increased by $815,000 or 8.3% when compared to the first quarter of 1993. This increase was primarily due to the following items:

         a $480,000 or 9.9% increase in salaries and employee benefits due to planned wage increases approximating 4.5%, 24 additional average full-time equivalent employees due primarily to the acquired Integra branches and increased pension expense.

         a total $386,000 increase in net occupancy and equipment expense due to the additional branch facilities and equipment acquired with the Integra branches, increased small equipment purchases, and higher utilities and snow removal costs caused by the harsh winter.

         a $127,000 decrease in other expense caused by reduced other real estate owned expense and the economy of scale benefits derived from the elimination of outside data processing fees as Community's data processing is now performed internally by Three Rivers Bank.

.....NET OVERHEAD BURDEN.....Although non-interest expense has increased as a result of the above listed factors, the net overhead to average assets ratio showed improvement as it dropped from 2.64% in the first quarter of 1993 to 2.60% in the first quarter of 1994. The Company's net overhead to net interest income ratio was relatively stable at 61.9% for that same time frame.
Management has targeted a goal of reducing the Company's net overhead expense to net interest income ratio to 55% over the five year strategic planning forecast through productivity enhancements, operational efficiencies, and economy of scale benefits. The successful acquisition of JSB should allow the Company to reach this goal even sooner than originally planned.


.....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first quarter of 1994 was $1.5 million reflecting an effective tax rate of 32.6%. The Company's 1993 first quarter income tax provision was $1.4 million or an effective tax rate of 35.7% (excluding the one-time favorable impact from the adoption of SFAS #109 which resulted in the recording of a deferred tax asset of $1,452,000 and a corresponding credit to the income statement as a cumulative effect of change in accounting principle). The Company's first quarter 1994 provision represented an increase of $68,000 compared to the 1993 first quarter due entirely to increased pre-tax income. The Company's effective tax rate declined by approximately 3% over the same period due to increased tax-free asset holdings.


.....BALANCE SHEET.....The Company's total consolidated assets were $1.245 billion at March 31, 1994, compared with $1.145 billion at March 31, 1993, which represents an increase of $100 million or 8.7%. This asset growth was funded primarily by $76.5 million of increased deposits, and $26 million of increased short-term borrowings (includes a $10 million of borrowings under the Federal Home Loan Bank Flexline Program). These funds have been primarily invested in the investment security and loan portfolios which have increased by $36.1 million and $62.3 million, respectively, since March 31, 1993. The increase in short-term borrowings resulted from the initial stages of a planned strategy to enhance net interest income by better leveraging the investment securities portfolio through the use of funding sources available from the Federal Home Loan Bank.

     As a result of the continued economic recovery and improved consumer confidence, the Company's loans and loans held for sale again increased to a total outstanding of $737 million at March 31, 1994. Loan originations totalled approximately $88 million for the first quarter of 1994 which compared favorably to approximately $78 million of loan originations generated in both the first and fourth quarters of 1993. Within the loan portfolio since December 31, 1993, commercial loans have grown by $5.7 million or 5.8% while residential real estate mortgage loans have grown by $13.3 million or 3.9%. Consumer loans and commercial loans secured by real estate have experienced declines of $6.8 million or 4.2% and $2.4 million or 1.9%, respectively, during that same time period. The commercial loan growth resulted from successful business development efforts in both regions of the Company's marketplace which includes suburban Pittsburgh and Greater Johnstown. The net growth in mortgage loans (including home equity) occurred despite the sale of approximately $5.5 million of 30-year fixed-rate products that originated during recent months. The majority of the mortgage growth occurred at Community with approximately 40% of this growth related to refinancing activity with new customers. The decline in consumer loans experienced during the first quarter of 1994 is largely attributed to the severe winter weather and a reduced volume of indirect auto loans.

.....LOAN QUALITY.....USBANCORP's written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. Annual credit reviews are mandatory for all commercial loans in excess of $100,000 and for all commercial mortgages in excess of $250,000. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas.

     The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                          March 31     December 31     March 31
                                            1994          1993           1993

Total loan delinquency (past due 30
  to 89 days)                              $12,268       $10,428        $ 7,508
Total non-accrual loans                      4,006         5,304          5,296
Total non-performing assets*                 5,038         6,498          8,312
Loan delinquency, as a percentage of
  total loans and loans held for
  sale, net of unearned income                1.66%         1.43%          1.11%
Non-accrual loans, as a percentage of
  total loans and loans held for
  sale, net of unearned income                0.54          0.73           0.78
Non-performing assets, as a percentage of
  total loans and loans held for
  sale, net of unearned income, and
  other real estate owned                     0.68          0.89           1.23

*Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) consumer loans that are contractually past due 90 days or more as to interest and principal payments and which are insured for credit loss, and (iii) other real estate owned including in-substance foreclosures. All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest.

     At March 31, 1994, non-accrual loans and non-performing assets as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned were 0.54% and 0.68%, respectively. The decreases from December 31, 1993, in each of these categories were due primarily to the Company's ongoing loan work-out program which has been implemented at each banking subsidiary. Overall, total loan delinquency (past due 30 to 89 days) as a percentage of total loans, net of unearned income, totalled 1.66% at March 31, 1994, and increased by 23 basis points since year-end 1993 due to increased delinquency in the 30 to 59 days category.

Presented on this page was a graphic representation of the total non-performing assets and unallocated loan loss reserve for the first quarters of 1993 and 1994, and year end 1993. The data points presented were; total non-performing assets $5,038,000 for 1/94, $6,498,000 for 12/93, and $8,312,000 for 1/93;
unallocated loan loss reserve $8,284,000 for 1/94, $7,635,000 for 12/93, and $5,326,000 for 1/93.


.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                                           March 31     December 31    March 31

                                             1994          1993          1993

Allowance for loan losses                  $15,553      $15,260       $13,791
Amount in the allowance for loan
 losses allocated to "general risk"          8,284        7,635         5,326
Allowance for loan losses as a
 percentage of each of the following:
   total loans and loans held
     for sale, net of unearned income         2.11%        2.10%         2.04%
   total delinquent loans (past due 30
     to 89 days)                            126.78       146.34        183.68
   total non-accrual loans                  388.24       287.71        260.40
   total non-performing assets              308.71       234.84        165.92

     When compared to December 31, and March 31, 1993, each of the allowance coverage ratios for non-accrual loans and non-performing assets increased due to the previously discussed improvement in the Company's asset quality combined with an increased balance in the allowance for loan losses. The March 31, 1994, allowance to total loans and loans held for sale, net of unearned income, ratio of 2.11% was consistent with the December 31, 1993, level. The portion of the Company's allowance which is allocated to "general risk" and not to any particular loan or loan category has increased by approximately $3 million since March 31, 1993, to $8.3 million at March 31, 1994. The amount of the reserve allocated to general risk now represents 53.3% of the total allowance for loan losses.


.....INTEREST RATE SENSITIVITY.....Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income and capital. The management and measurement of interest rate risk at USBANCORP is performed by using the following tools:
1) Static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time; 2) simulation modeling which analyzes the impact of interest rate changes on net interest income and capital levels over specific future time periods by projecting the yield performance of assets and liabilities in numerous varied interest rate environments.

     For static GAP analysis, USBANCORP typically defines interest rate sensitive assets and liabilities as those that reprice within one year. Maintaining an appropriate match is one method of avoiding wide fluctuations in net interest margin during periods of changing interest rates. The difference between rate sensitive assets and rate sensitive liabilities is known as the "interest sensitivity GAP." A positive GAP occurs when rate sensitive assets exceed rate sensitive liabilities repricing in the same time period and a negative GAP occurs when rate sensitive liabilities exceed rate sensitive assets repricing in the same time period. A GAP ratio (rate sensitive assets divided by rate sensitive liabilities) of one indicates a statistically perfect match.
A GAP ratio of less than one suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a GAP ratio of more than one suggests the converse. Since 1987, USBANCORP has generally endeavored to maintain a neutral one year GAP position thereby minimizing the impact (either positive or negative) of changing interest rates on both net interest income and capital levels.

     The following table presents a summary of the Company's static GAP positions at March 31, 1994 (in thousands, except for the GAP ratios):

                                March 31        December 31       March 31
                                  1994             1993            1993

Six month cumulative GAP
     RSA.................       $319,304         $328,530        $351,796
     RSL.................        384,338          355,613         341,538
     GAP.................       $(65,034)        $(27,083)       $ 10,258
     GAP ratio...........           0.83x            0.92x           1.03x
     GAP as a % of total
       assets............          (5.22)%          (2.18)%          0.90%
     GAP as a % of total
       capital...........         (56.59)          (23.22)           9.15

One year cumulative GAP
     RSA.................       $472,791         $482,229        $492,562
     RSL.................        462,414          437,261         419,600
     GAP.................       $ 10,377         $ 44,968        $ 72,962
     GAP ratio...........           1.02x            1.10x           1.17x
     GAP as a % of total
       assets............           0.83%            3.62%           6.37%
     GAP as a % of total
       capital...........           9.03            38.56           65.07

     There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places considerable emphasis on simulation modeling to manage and measure interest rate risk. At December 31, 1993, these varied economic interest rate simulations indicated that the variability of USBANCORP's net interest income over the next twelve month period was within the Company's (+,-)5% policy limit given positive or negative interest rate changes of up to 250 basis points; indeed, these simulations show the greatest variability, -3.0%, in an economic scenario of an extreme immediate 250 basis point decline in interest rates. Capital is estimated to be effected under these simulations by no more than (+,-)1.0%.

     With the adoption of SFAS #115 in the first quarter of 1994, 87.4% of the investment portfolio is classified as available for sale and 12.6% as held to maturity. The available for sale classification for the majority of the portfolio provides management with greater flexibility to more actively manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals. Furthermore, it is USBANCORP's intent to continue to diversify Community's loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30-year fixed-rate mortgage loans. Community retains all servicing rights and recognizes fee income over the remaining lives of the loans sold at an average rate of approximately 35 basis points on the loan balances outstanding.


.....LIQUIDITY.....Financial institutions must maintain liquidity to meet day-
to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totaled $167 million at March 31, 1994, $151 million at December 31, 1993, and $160 million at March 31, 1993. Maturing and repaying loans, as well as, the monthly cash flow associated with certain asset- and mortgage-backed securities are other sources of asset liquidity.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At March 31, 1994, USBANCORP's subsidiaries had approximately $90.5 million of unused lines of credit available under informal arrangements with correspondent banks compared to $98.6 million at March 31, 1993. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer-term advances up to approximately 80% of their investment in assets secured by one-to-four family residential real estate; based upon December 31, 1993, balances, this would suggest a total available Federal Home Loan Bank borrowing capacity of approximately $504 million. Furthermore, USBANCORP had available at March 31, 1994, an unused $1 million unsecured line of credit.


.....EFFECTS OF INFLATION.....USBANCORP's asset and liability structure is primarily monetary in nature. As such, USBANCORP's assets and liabilities tend to move in concert with inflation. While changes in interest rates may have an impact on the financial performance of the banking industry, interest rates do not necessarily move in the same direction or in the same magnitude as prices of other goods and services and may frequently reflect government policy initiatives or economic factors not measured by a price index.

.....CAPITAL RESOURCES.....The following table highlights the Company's compliance with the required regulatory capital ratios for each of the periods presented (in thousands, except ratios):


                           March 31, 1994       December 31, 1993       March 31,1993
                          Amount       Ratio     Amount      Ratio     Amount      Ratio

Risk-Adjusted Capital Ratios
Tier 1 capital             $  112,248   13.76%   $  113,718   14.72%    $ 109,794   15.24%
Tier 1 capital minimum
  requirements                 32,630    4.00        30,893    4.00        28,815    4.00
Excess                     $   79,618    9.76%   $   82,825   10.72%    $  80,979   11.24%

Total capital              $  122,443   15.01%   $  123,372   15.97%    $ 118,799   16.49%
Total capital minimum
  requirement                  65,259    8.00        61,787    8.00        57,630    8.00
Excess                     $   57,184    7.01%   $   61,585    7.97%    $  61,169    8.49%

Total risk-adjusted
  assets                   $  815,739            $  772,333             $ 720,377

Asset Leverage Ratio
Tier 1 capital             $  112,248    9.03%   $  113,718    9.18%    $ 109,794    9.61%
Minimum requirement            62,139    5.00        61,931    5.00        57,154    5.00
Excess                     $   50,109    4.03%   $   51,787    4.18%    $ 52,640     4.61%

Total adjusted assets      $1,242,777            $1,238,624             $1,143,073

     The decline in each of the regulatory capital ratios between December 31, 1993, and March 31, 1994, was caused by the establishment of a $4 million equity valuation allowance for net unrealized holding losses on available for sale investment securities due to the adoption of SFAS #115. The establishment of this allowance negatively impacted the Company's March 31, 1994, book value per share by $0.83. Even after this decline, the Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks are considered "well capitalized" under all applicable FDIC regulations. While remaining committed to maintaining this "well capitalized" designation, the Company will prudently pursue throughout 1994 appropriate strategies to improve its leveraging and use of capital to enhance total shareholder return.

     The Company's declared Common Stock cash dividend per share was $0.22 for the first three months of 1994 which was a 10% increase over the $0.20 per share dividend for the same 1993 interim period. The dividend yield on the Company's Common Stock now approximates 3.8% compared to an average Pennsylvania bank holding company yield of approximately 3.0%. The Company remains committed to a progressive total shareholder return which includes a competitive common dividend yield.

.....FUTURE OUTLOOK.....Numerous strategies are being explored to ensure that the Company continues to provide a progressive total shareholder return. Paramount among the challenges faced is the Company's desire to better leverage its capital strength. The successful acquisition of JSB, which is expected to be consummated by the end of the second quarter of 1994, will be an element in helping to leverage the Company's capital base. The Company will also leverage its capital base by a more extensive use of the borrowing capabilities available from the Federal Home Loan Bank. After the JSB Acquisition, USBANCORP will also execute its announced treasury stock repurchase program with the intent, dependent upon market circumstances, to buy back up to 5% of the total common shares outstanding. Management will continue to re-evaluate its dividend policies throughout the year in an ongoing effort to ensure a competitive dividend yield. Each of these actions will be directed to the goal of improved capital usage and leverage.

     Overall corporate performance for the remainder of 1994 will be greatly affected by the consummation of the JSB acquisition which is expected to occur in June. USBANCORP anticipates recognizing approximately six months of earnings in 1994 from this latest acquisition; for the year ended December 31, 1993, JSB reported net income of $3,361,000. The Company will also recognize monthly after-tax purchase accounting net charges of approximately $120,000. Additionally, non-recurring acquisition restructuring charges, including such items as severance and professional fees, will be recognized in the second quarter and are estimated to approximate $1,700,000 after tax. Finally, the Company will issue approximately 982,000 additional common shares to effect the merger. Each of these items will result in a significant impact to the financial performance reported by USBANCORP during the remainder of 1994. Management continues to believe that the JSB acquisition will become accretive to the Company's earnings by the end of 1995 once all cost reductions and earnings enhancement opportunities have been successfully identified and implemented; excluding the one-time second quarter $1.7 million restructuring charges, the Company believes that the JSB Acquisition will be accretive to earnings per share by the fourth quarter of 1994, or within just two quarters of the deal consummation.

Service Area Map

Part II

Item 6.   Exhibits and Reports on Form 8-K

       (a)     Exhibit

               15.1 Letter re:  unaudited interim financial information


       (b)     Reports on Form 8-K

               USBANCORP, Inc.'s Common Stock Repurchase Program


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                            USBANCORP, Inc.
                                                                 Registrant



Date: May 13, 1994                                       /s/Terry K. Dunkle
                                                            Terry K. Dunkle
                                                    Chairman, President and
                                                    Chief Executive Officer



Date: May 13, 1994                                  /s/Orlando B. Hanselman
                                                       Orlando B. Hanselman
                                                  Executive Vice President,
                                                Chief Financial Officer and
                                              Manager of Corporate Services