Form 10-Q
period 1994-06-30
USBANCORP INC /PA/
filed 1994-08-15
CIK 707605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)


X      Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended June 30, 1994

      Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from                  to

Commission File Number      0-11204

                        USBANCORP, INC.
(Exact name of registrant as specified in its charter)


Pennsylvania                                           25-1424278
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.)


Main & Franklin Streets, P.O. Box 430, Johnstown, PA   15907-0430
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


                     X  Yes         No




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                     Outstanding at July 31,1994
Common Stock, par value $2.50               5,703,104
per share



                              USBANCORP, INC.

                                   INDEX


                                                       Page No.
PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheet -
               June 30, 1994, December 31, 1993,
               and June 30, 1993                            3


          Consolidated Statement of Income -
               Three Months and Six Months
               Ended June 30, 1994, and 1993                4


          Consolidated Statement of Changes
               in Stockholders' Equity -
               Six Months Ended
               June 30, 1994, and 1993                      6


          Consolidated Statement of Cash Flows -
               Six Months Ended
               June 30, 1994, and 1993                      7


          Notes to Consolidated Financial
               Statements                                   9


          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                   21


Part II.  Other Information                                47




                               USBANCORP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                  June 30         December 31      June 30
                                                  1994 <F1>       1993             1993
                                                  (Unaudited)                      (Unaudited)


ASSETS
   Cash and due from banks                        $    45,805     $    38,606      $    37,265
   Interest bearing deposits with
       banks                                            4,860           4,809            3,853
  Federal funds sold and securities
     purchased under agreements to
     resell                                            24,700           7,000           -
  Investment securities:
     Available for sale (market value
        $432,315 on December 31, 1993;
        $452,459 on June 30, 1993)                    348,873         428,712          446,885
     Held to maturity (market value
        $336,376 on June 30, 1994)                    343,435             -             -
  Assets held in trust for collateralized
      mortgage obligation                              10,720          13,815           16,434
  Fixed-rate mortgage loans held for sale               6,216           1,054            2,338
  Loans                                               840,720         732,026          705,909
  Less:  Unearned income                                4,729           5,894            7,864
           Allowance for loan losses                   19,247          15,260           14,007
        Net Loans                                     816,744         710,872          684,038

  Premises and equipment                               19,062          16,960           16,654
  Accrued income receivable                            12,118           8,892           10,597
  Purchased mortgage servicing rights                  10,360           -                  -
  Goodwill and core deposit intangibles                27,730           2,897            3,343
  Other assets                                         20,518           7,904           11,209
        TOTAL ASSETS                              $ 1,691,141     $ 1,241,521      $ 1,232,616

LIABILITIES
  Non-interest bearing deposits                   $   148,053     $   137,411      $   129,316
  Interest bearing deposits                         1,085,112         911,455          925,582
     Total deposits                                 1,233,165       1,048,866        1,054,898
  Federal funds purchased and
           securities sold under agreements
     to repurchase                                     46,721          12,648            7,459
  Other short-term borrowings                          76,920             270              394
  Advances from Federal Home Loan Bank                141,501          31,285           21,312
  Collateralized mortgage obligation                    9,787          12,674           14,353
  Long-term debt                                        2,787           3,445            8,789
  Due to JSB shareholders                              19,701           -               -
  Other liabilities                                    23,458          15,718           12,852

        TOTAL LIABILITIES                           1,554,040       1,124,906        1,120,057

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
     2,000,000 shares authorized;
     There were no shares issued and
     outstanding for the periods
     presented                                           -             -                -
  Common stock, par value $2.50 per share;
     12,000,000 shares authorized;
     5,703,104 shares issued and outstand-
     ing on June 30 1994; 4,726,181 shares
     issued and outstanding on December 31,
     1993; 4,709,795 shares issued and
     outstanding on June 30, 1993                     14,258           11,815           11,774
  Surplus                                             92,779           70,720           70,395
  Retained earnings                                   35,794           34,080           30,390
  Net unrealized holding gains (losses) on
     investment securities                            (5,730)             -                -
                 TOTAL STOCKHOLDERS' EQUITY          137,101          116,615          112,559

        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                     $ 1,691,141      $ 1,241,521      $ 1,232,616


   See accompanying notes to consolidated financial statements.

<F1>   Reflects the acquisition of Johnstown Savings Bank ("JSB") accounted for as of the close of business June 30, 1994. See further discussion in footnote #3.


                                USBANCORP, INC.
                   CONSOLIDATED FINANCIAL STATEMENT OF INCOME
                      (In thousands, except per share data)
                                  Unaudited


                                             Three Months Ended             Six Months Ended
                                                   June 30                      June 30
                                             1994<F1>       1993            1994<F1>     1993


INTEREST INCOME
   Interest fees on loans and loans held
     for sale:
         Taxable                          $   14,313   $   15,249       $   28,993   $   29,601
         Tax exempt                              451          255              826          514
   Deposits with banks                             6           46               17           76
   Federal funds sold and securities
      purchased under agreements to
      resell                                      18          213               38          345
   Investment securities:
      Available for sale                       2,754        5,965            7,937       11,526
      Held to maturity                         3,393       -                 3,918          -
   Assets held in trust for collateralized
      mortgage obligation                        249          348              521          688
          Total Interest Income               21,184       22,076           42,250       42,750

INTEREST EXPENSE
   Deposits                                    7,342        8,506           14,685       16,410
   Federal funds purchased and securities
      sold under agreements to repurchase        228           48              341          108
   Other short-term borrowings                   332            2              341            4
   Advances from Federal Home Loan Bank          415          281              767          503
   Collateralized mortgage obligation            257          400              544          805
   Long-term debt                                 65          177              126          357
          Total Interest Expense               8,639        9,414           16,804       18,187

NET INTEREST INCOME                           12,545       12,662           25,446       24,563
   Provision for loan losses                     405          600              810        1,200

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                            12,140       12,062           24,636       23,363

NON-INTEREST INCOME
   Trust fees                                    712          609            1,430        1,342
   Net realizedand unrealized gains
      (losses) on investment securities         (482)         221             (211)         473
   Net realized gains on loans and loans
      held for sale                              448          269              541          269
   Wholesale cash processing fees                306          319              624          624
   Service charges on deposit accounts           684          753            1,276        1,349
   Other income                                  811          558            1,475        1,137
          Total Non-Interest Income            2,479        2,729            5,135        5,194

NON-INTEREST EXPENSE
   Salaries and employee benefits              5,225        5,046           10,568        9.909
   Net occupancy expense                         965          854            1,953        1,671
   Equipment expense                             679          674            1,482        1,262
   Professional fees                             533          565              981        1,054
   Supplies, postage, and freight                546          570            1,093        1,083
   Miscellaneous taxes and insurance             291          286              587          574
   FDIC deposit insurance expense                585          512            1,172        1,024
   Acquisition charge                          2,437        -                2,437         -
   Other expense                               1,591        2,149            3,219        3,904
          Total Non-Interest Expense          12,852       10,656           23,492       20,481

INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                        1,767        4,135            6,279        8,076
   Provision for income taxes                    863        1,400            2,336        2,805

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                904        2,735            3,943        5,271
   Cumulative effect of change in
      accounting principle--adoption
      of SFAS #109                               -            -                -          1,452

NET INCOME                                $      904   $    2,735       $    3,943   $    6,723

PER COMMON SHARE DATA:
   Primary:
      Net income                          $     0.19   $     0.58       $     0.83   $     1.58
      Average shares outstanding           4,751,396    4,714,335        4,745,929    4,184,389
   Fully Diluted:
      Net income (before SFAS #109
        benefit and acquisition
        charge)                           $     0.59   $     0.58      $     1.23    $     1.19
      Net income                                0.19         0.58            0.83          1.51
      Average shares outstanding           4,751,396    4,720,596       4,745,929     4,447,994
   Cash Dividend Declared                 $     0.25   $     0.22      $     0.47    $     0.42

See accompanying notes to consolidated financial statements.

<F1> The second quarter 1994 financial data includes a non-recurring after-tax acquisition charge of $1,882,000 or $0.40 per share as a result of the acquisition of JSB.




                                  USBANCORP, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In thousands)
                                     Unaudited


                                                                           Net
                                                                           Unrealized
                                                                           Holding
                              Preferred   Common               Retained    Gains
                              Stock        Stock     Surplus   Earnings    (Losses)     Total


Balance December 31, 1992   $ 13,800     $  7,456   $ 36,022  $ 25,693    $   -        $ 82,971
Net Income                        -            -       -         6,723        -           6,723
Dividend reinvestment and
   stock repurchase plan          -            28        243      -           -             271
Preferred stock converted
   to common stock           (12,468)       1,415     11,053      -           -              -
Preferred stock redeemed      (1,332)          -         (36)     -           -          (1,368)
Secondary common stock
   issuance of 1,150,000
   shares net of issuance
   costs                          -         2,875     23,113      -           -          25,988
Cash dividends declared:
   Preferred stock dividends
     paid on conversion           -            -         -       (103)        -            (103)
   Common stock ($.20 per
     share on 4,436,257
     shares and $0.22 per
     share on 4,708,461
     shares)                      -            -         -     (1,923)        -          (1,923
Balance June 30, 1993        $    -      $ 11,774   $ 70,395 $ 30,390         -        $112,559

Balance December 31, 1993    $    -      $ 11,815   $ 70,720 $ 34,080     $   -        $116,615
Net Income                        -           -         -       3,943         -           3,943
Dividend reinvestment and
   stock repurchase plan          -            48        387      -           -             435
Common shares issued to
   acquire Johnstown Savings
   Bank (957,857 shares @
   $25.125 per share)             -         2,395     21,672      -           -          24,067
Net unrealized holding gains
   (losses) on investment
   securities                     -            -        -         -         (5,730)      (5,730)
Cash dividends declared:
   Common stock ($0.22 per
      share on 4,737,321
      shares and $0.25 per
      share on 4,745,247
      shares)                     -            -         -     (2,229)         -         (2,229)
Balance June 30, 1994       $     -      $ 14,258   $ 92,779 $ 35,794     $ (5,730)    $137,101


See accompanying notes to consolidated financial statements.




                                  USBANCORP, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In thousands)
                                     Unaudited

                                                                     Six Months Ended
                                                                         June 30
                                                                 1994           1993


OPERATING ACTIVITIES
   Net income                                              $    3,943    $     6,723
    Adjustments to reconcile net income to net cash
        provided by operating activities:
       Provision for loan losses                                  810          1,200
       Depreciation and amortization expense                    1,532          1,376
       Net amortization of investment securities                  843            376
       Net realized and unrealized losses (gains) on
        investment securities                                     211           (473)
       Net realized gains on loans and loans held for sale       (541)          (269)
       Increase in accrued income receivable                   (1,370)        (1,234)
       Increase (decrease) in accrued expense payable            (685)         1,437
    Net cash provided by operating activities                   4,743          9,136

INVESTING ACTIVITIES
    Purchases of investment securities and other
     short-term investments                                  (225,108)      (216,913)
    Proceeds from maturities of investment securities and
       other short-term investments                            96,309        110,429
    Proceeds from sales of investment securities and
     other short-term investments                              45,433         29,535
    Long-term loans originated                               (169,691)      (172,526)
    Fixed-rate mortgage loans held for sale                    (2,153)        (2,338)
    Principal collected on long-term loans                    148,831        117,201
    Loans purchased or participated                              -            (1,058)
    Loans sold or participated                                 32,789          7,350
    Net decrease (increase) in credit card receivables
       and other short-term loans                               1,134           (773)
   Purchases of premises and equipment                          (768)         (1,081)
   Sale/retirement of premises and equipment                      17             -
    Net decrease in assets held in trust for
       collateralized mortgage obligation                      3,095           2,148
   Increase due to JSB acquisition:
      Investment securities                                 (190,092)            -
      Loans                                                 (118,150)            -
      Loans held for sale                                     (4,063)            -
      Premises and equipment                                  (2,422)            -
      Accrued income received                                 (1,857)            -
      Purchased mortgage service rights                      (10,360)            -
      Intangible assets                                      (25,275)            -
      Other assets                                            (8,078)            -
    Net decrease in other assets                              (1,475)         (4,062)
    Net cash used by investing activities                   (431,884)       (132,088)

FINANCING ACTIVITIES
    Proceeds from sales of certificates of deposit           167,653          87,767
    Payments for maturing certificates of deposits          (183,363)       (136,499)
    Net (decrease) increase in demand and savings deposits    (8,891)         29,502
    Net cash received through Integra Branches Acquisition      -             76,537
    Net increase (decrease) in federal funds purchased,
       securities sold under agreements to repurchase,
       and other short-term borrowings                        69,284          (3,313)
    Net principal borrowings of advances from Federal
       Home Loan Bank and long-term debt                      41,428           7,159
    Preferred stock cash dividends paid                         -               (397)
   Redemption of preferred stock                                -             (1,368)
   Common stock cash dividends paid                           (2,081)         (1,483)
   Proceeds from dividend reinvestment and stock
     purchase plan                                               435             271
   Secondary common stock offering (net of expenses)            -             25,988
   Increase due to JSB acquisition:
      Certificates of deposit                                102,959             -
      Demand and savings deposits                            105,941             -
      Other short term borrowings                             41,439             -
      Advances from Federal Home Loan Bank                    65,243             -
      Due to JSB shareholders                                 19,701             -
      Capital                                                 24,067             -
      Other liabilities                                        7,512             -
   Net increase (decrease) in other liabilities                  764          (2,516)
   Net cash provided by financing activities                 452,091          81,648

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                   24,950         (41,304)

CASH EQUIVALENTS AT JANUARY 1                                 50,415          82,422

CASH EQUIVALENTS AT JUNE 30                               $   75,365     $    41,118


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


2.  Basis of Preparation

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

       With respect to the unaudited consolidated financial information of the Company for the three and six month periods ended June 30, 1994, and 1993, Arthur Andersen & Co., independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate report dated July 20, 1994, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen & Company has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1993, numbers are derived from audited financial statements.

       For further information, refer to the consolidated financial statements and accompanying notes included in the Company's "Annual Report and Form 10-K" for the year ended December 31, 1993.

3.  Johnstown Savings Bank ("JSB") Acquisition

       For financial reporting purposes, the Merger ("Merger") with JSB was consummated and control was passed to USBANCORP on June 30, 1994. USBANCORP merged JSB with and into U.S. Bank, a wholly-owned subsidiary of USBANCORP, with U.S. Bank surviving the Merger. The separate existence of JSB ceased, and all property, rights, powers, duties, obligations and liabilities of JSB were automatically transferred to U.S. Bank, in accordance with Federal and Pennsylvania law. Immediately following the Merger, U.S. Bank sold intra-company Standard Mortgage Corporation ("SMC") of Georgia, a wholly-owned subsidiary of JSB, to Community, a wholly-owned subsidiary of USBANCORP.
SMC is a mortgage banking company organized under the laws of the State of Georgia and originates, sells, and services mortgage loans.

       The Merger was treated as a purchase for financial accounting purposes. The recorded purchase price was based on the average of the closing price of USBANCORP Common Stock ("UBAN") on the NASDAQ/NMS for the ten trading days immediately preceding July 11, 1994, the final closing date of the transaction. The ten day average of USBANCORP's
Common Stock was $25.125, which resulted in a final cost of the acquisition being $43.8 million, to be paid by the issuance of 957,857 common shares and $19.7 million in cash. Accounting for the acquisition as a purchase,
USBANCORP has recognized newly created core deposit intangibles of $5.7 million and goodwill of $19.2 million and will begin realizing net income immediately from July 1, 1994. The core deposit intangible will be amortized over a ten-year period while the goodwill intangible will be amortized over a
15-year period.   Additionally, a $1,882,000 or $0.40 per
share after-tax non-recurring acquisition restructuring charge, including such items as employee severance, data processing conversion, and legal and professional fees, was recognized in the 1994 second quarter.

      For the year ended December 31, 1993, JSB reported net income of $3,361,000. On a pro forma basis for the year ended December 31, 1993, the combined consolidated statement of income for USBANCORP and JSB would have reflected the following key performance items: net interest income of $58.0 million, income before cumulative effect of change in accounting principle of $12.2 million and fully diluted earning per share before cumulative effect of change in accounting principle of $2.19. These pro forma amounts were based upon the 1993 historical consolidated statements of income of USBANCORP and JSB after giving effect to the purchase accounting adjustments as of the beginning of the period.


4.  Earnings Per Common Share

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

5.  Consolidated Statement of Cash Flows

       On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. The Company made $3,210,000 in federal income tax payments for the six months of 1994 as compared to $3,090,000 for the same 1993 interim period.
Total interest expense paid amounted to $15,541,000 in 1994's first six months compared to $16,750,000 in the same 1993 period.

6.  Investment Securities

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


Investment securities available for sale:

                                           June 30, 1994
                                         Gross      Gross
                               Book      Unrealized Unrealized  Market
                               Value     Gains      Losses      Value


          U.S. Treasury        $ 27,398  $       25 $    (430)  $ 26,993
          U.S. Agency            65,692         100    (2,137)    63,655
          State and municipal    17,965         132      (168)    17,929
          Mortgage-backed
             securities<F1>     173,091         300    (1,489)   171,902
          Other securities<F2>   68,828          27      (461)    68,394
               Total           $352,974  $      584 $  (4,685)  $348,873

         <F1> Approximately 98% of these obligations represent
              U.S. Agency issued securities.

         <F2> Other investment securities include corporate notes
              and bonds, asset-backed securities, and equity securities.



Investment securities held to maturity:

                                                    June 30, 1994
                                               Gross   Gross
                                   Book     Unrealized Unrealized   Market
                                   Value    Gains      Losses       Value


  U.S. Treasury                    $    -   $      -   $      -     $      -
  U.S. Agency                        35,813        -      (1,444)     34,369
  State and municipal                91,383       252     (2,258)     89,377
  Mortgage-backed securities<F1>    215,740     1,018     (4,629)    212,129
  Other securities<F2>                  499         2         -          501
         Total                     $343,435 $   1,272  $  (8,331)   $336,376

    <F1> Approximately 98% of these obligations represent
         U.S. Agency issued securities.

    <F2> Other investment securities include corporate notes
         and bonds, asset-backed securities, and equity securities.


     Prior to the first quarter 1994 adoption of SFAS #115, the entire investment security portfolio, as described in the table below, was classified as "available for sale." The investment security portfolio was carried at the lower of aggregate amortized cost or market value; any necessary valuation adjustments were recorded in the Consolidated Statement of Income as a "Net unrealized gain or loss on investment securities available for sale" (in thousands):


                                         December 31, 1993
                                         Gross      Gross
                                Book     Unrealized Unrealized   Market
                                Value    Gains      Losses       Value


          U.S. Treasury         $ 13,333 $      186 $     (16)   $ 13,503
          U.S. Agency             72,648        890      (116)     73,422
          State and municipal     44,547      1,129       (90)     45,586
          Mortgage-backed
             securities<F1>      251,631      2,379    (1,402)    252,608
          Other securities<F2>    46,553        680       (37)     47,196
               Total            $428,712 $    5,264 $  (1,661)   $432,315

          <F1> Approximately 95% of these obligations represent
               U.S. Agency issued securities.

          <F2> Other investment securities include corporate notes
               and bonds, asset-backed securities, and equity securities.


                                              June 30, 1993
                                        Gross      Gross
                               Book     Unrealized Unrealized  Market
                               Value    Gains      Losses      Value


          U.S. Treasury        $ 13,491 $      274 $      (1)  $ 13,764
          U.S. Agency            75,043      1,169       (51)    76,161
          State and municipal    35,561        847       (12)    36,396
          Mortgage-backed
             securities<F1>     265,702      3,065      (202)   268,565
          Other securities<F2>   57,088        659      (174)    57,573
               Total           $446,885 $    6,014 $    (440)  $452,459

          <F1> Approximately 94% of these obligations represent
               U.S. Agency issued securities.
          <F2> Other investment securities include corporate notes
               and bonds, asset-backed securities, and equity securities.


     All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method and are included in "Net realized and unrealized gain or loss on investment securities."

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At June 30, 1994, 94.4% of the portfolio was rated "AAA" and 95.5% "AA" or higher as compared to 90.2% and 91.2%, respectively, at June 30, 1993. Only 1.4% of the portfolio was rated below "A" or unrated on June 30, 1994.

7.      Fixed-Rate Mortgage Loans Held for Sale

        At June 30, 1994, $6,216,000 of fixed-rate 30-year residential mortgage loans originated during the first half of 1994 were classified as "held for sale." The JSB acquisition contributed $4,063,000 which represents the loans held for sale at Standard Mortgage Corporation of Georgia. (For more information on JSB acquisition, refer to Note #3). It is management's intent to sell these residential mortgage loans during the next several months and retain servicing rights for their remaining lives; this strategy will be executed in an effort to help neutralize long-term interest rate risk. The residential mortgage loans held for sale are carried at the lower aggregate amortized cost or market value. Realized gains and losses are calculated by the specific identification method and will be included in "Net realized gain or loss on loans held for sale;" unrealized net valuation adjustments (if any) will be recorded in "Net unrealized gain or loss on loans held for sale" on the Consolidated Statement of Income.

8.      Loans

        The loan portfolio of the Company consists of the following (in thousands):

                                  June 30          December 31     June 30
                                    1994               1993          1993


     Commercial                   $109,029         $ 99,321        $ 86,169
     Commercial loans secured
        by real estate             163,872          126,044         128,058
     Real estate - mortgage        405,814          338,778         325,929
     Consumer                      162,005          167,883         165,753
        Loans                      840,720          732,026         705,909
     Less:  Unearned income          4,729            5,894           7,864
     Loans, net of unearned
        income                    $835,991         $726,132        $698,045


        Real estate-construction loans were not material at these presented dates and comprised 1.6% of total loans net of unearned income at June 30, 1994. The Company has no credit exposure to foreign countries and borrowers or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

9.      Allowance for Loan Losses and Charge-Off Procedures

        As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, management makes a quarterly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential yet undetermined losses. The amount charged against earnings is based upon several factors including, at a minimum, each of the following:

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

       management's judgement with respect to local and general economic conditions and their impact on the existing loan portfolio.

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

       An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                Three Months Ended       Six Months Ended
                                      June 30                   June 30
                                   1994       1993           1994      1993


Balance at beginning of period   $15,553    $13,791        $15,260   $13,752
Addition due to acquisition        3,422       -             3,422     -
Charge-offs:
     Commercial                      158        187            213       305
     Real estate-mortgage             41        241            128       604
     Consumer                        148        153            280       414
     Total charge-offs               347        581            621     1,323

Recoveries:
     Commercial                       60         55            104        91
     Real estate-mortgage             35          2             44        12
     Consumer                        119        140            228       275
     Total recoveries                214        197            376       378

Net charge-offs                      133        384            245       945
Provision for loan losses            405        600            810     1,200
Balance at end of period         $19,247    $14,007        $19,247   $14,007

As a percent of average loans
  and average loans held for
  sale, net of unearned
  income:
  Net charge-offs (annualized)     0.07%      0.22%          0.07%     0.28%
    Provision for loan losses
       (annualized)                0.22       0.35           0.22      0.35
Allowance as a percent of loans
   and loans held for sale,
   net of unearned income at
   period end                      2.29       2.00           2.29      2.00
Allowance as a multiple of net
     charge-offs (annualized),
     at period end                36.11x      9.12x         38.96x     7.41x


(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 28 and 39, respectively.)


10.    Components of Allowance for Loan Losses

       The following table sets forth the allocation of the allowance for loan losses among various categories. This allocation is based upon historical experience and management's review of the loan portfolio. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

                      June 30, 1994      December 31, 1993     June 30, 1993
                                 Percent of                 Percent of                    Percent of
                                 Loans in                   Loans in                      Loans in
                                 Each                       Each                          Each
                                 Category                   Category                      Category
                   Amount        to Loans<F1> Amount        to Loans<F1>       Amount     to Loans<F1>


Commercial         $ 1,694       12.9%        $ 1,637       13.6%              $ 1,861    12.3%
Commercial
  loans secured
  by real
  estate             6,809       19.3           4,073       17.2                 4,655    18.3
Real Estate -
  mortgage             440       48.6             279       46.3                   259    45.7
Consumer             1,675       19.2           1,636       22.9                 1,767    23.7
Allocation to
  general risk       8,629         -            7,635        -                   5,465      -

     Total         $19,247      100.0%        $15,260      100.0%              $14,007   100.0%

<F1> Includes loans "held for sale."


        At June 30, 1994, the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 9.)

11.     Non-performing Assets

        Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) consumer loans which are contractually past due 90 days or more as to interest or principal payments and which are insured for credit loss, and (iii) other real estate owned (real estate acquired through foreclosure and in-substance foreclosures). All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discounted prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. Restoration of a non-accrual loan to accrual status requires the approval of the Credit Committee and/or Board Discount/Loan Committee with final authority for the decision resting with USBANCORP's Chief Financial Officer.

        The following table presents information concerning non-performing assets (in thousands, except percentages):

                            June 30               December 31             June 30
                             1994                    1993                  1993


Non-accrual loans           $4,416                  $5,304                $4,335
Loans past due 90
   days or more              1,308                     203                   324
Other real estate owned        925                     991                 2,150
Total non-performing
    assets                  $6,649                  $6,498                $6,809

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate
   owned                      0.79%                  0.89%                 0.97%


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

                                       Three Months Ended     Six Months Ended
                                            June 30               June 30


                                          1994    1993         1994      1993
Interest income due in accordance
   with original terms                   $ 85   $ 167         $ 248     $ 411
Interest income recorded                  (76)   (137)         (368)     (184)
Net reduction (increase) in
   interest income                       $  9   $  30         $(120)    $ 227


12.     Income Taxes

        During the first quarter of 1993 the Company adopted Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes." SFAS #109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and income tax bases of assets and liabilities given the provisions of the enacted tax laws. This adoption resulted in the recognition of a non-recurring benefit of $1,452,000 (net of a valuation allowance of $325,000) or $0.35 per share on a fully diluted basis. Net deferred income taxes of $7,213,000 have been provided as of June 30, 1994, on the differences between taxable income for financial and tax reporting purposes.

13.     Incentive Stock Option Plan

        Under the Company's Incentive Stock Option Plan (the "Plan") options can be granted (the "Grant Date") to employees with executive, managerial, technical, or professional responsibility as selected by a committee of the board of directors. The option price at which a stock option may be exercised shall be a price as determined by the board committee but shall not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. The following stock options were granted:

                                    Shares           Shares          Opiton
                                    Under            Available       Price
                                    Option           For Option      Per Share


     Balance at December 31, 1992   27,334           99,000

          Options granted           27,500          (27,500)        22.56
          Options exercised         (5,000)           -             17.25
          Options cancelled or
             expired                    -             -

     Balance at December 31, 1993   49,834           71,500

          Options granted           25,500          (25,500)        23.88
          Options exercised         (2,167)           -             17.25
          Options exercised         (4,000)           -             22.56
          Options cancelled or
             expired                    -             -

     Balance at June 30, 1994       69,167           46,000


On or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised.

14.  Preferred Stock

     As discussed in the Company's "1993 Annual Report and Form 10K," the Board of Directors authorized the redemption of all the Company's Series A $2.125 Cumulative Convertible Non-Voting Preferred Stock. The redemption date was established on April 7, 1993. The Preferred Stock redemption presented shareholders with the choice of either redeeming their shares at the redemption price of $25.638 per share or converting their shares into
1.136 shares of the Company's Common Stock. Shareholders of only 53,283 shares opted to redeem their shares resulting in a redemption payout of approximately $1.4 million, shareholders of 498,717 shares (approximately 90%) elected to convert their shares. This conversion resulted in the issuance of 566,543 new common shares.

15.  Common Stock Issuance

     On February 10, 1993, USBANCORP completed the sale of 1,150,000 shares of Common Stock at an offering price of $24.50 per share. This provided the Company with $26 million in net proceeds after payment of related issuance expenses. Approximately $1.4 million of the offering proceeds were used to redeem the remaining unconverted Series A Preferred Stock as April 7, 1993. Of the offering proceeds, $2,000,000 was downstreamed as a capital infusion into Three Rivers Bank on April 5, 1993, in connection with the Integra Branches Acquisition to adequately capitalize the $88 million of deposits acquired. The remaining offering proceeds of $22.6 million will be used by USBANCORP to pay the $19.7 million liability to JSB shareholders and for general corporate purposes including the stock repurchase program which will commence in July 1994.

16.  Integra Branches Acquisition

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

17.  Interest Rate Swap

     During the first quarter of 1994, the Company entered into an interest rate swap agreement with a notional amount of $10 million and a termination date of February 11, 1997. Under the terms of the swap agreement, the Company will receive a fixed interest rate of 5% and pay a floating interest rate defined as the 90-day USD-Libor which resets quarterly. The counter-party in this unsecured transaction is PNC Bank which has a Standard & Poor's rating of "A+."

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


     The interest differential to be paid or received is accrued by the Company on a monthly basis. Since only interest payments are exchanged, the cash requirements and exposure to credit risk are significantly less than the notional amount. The Company believes that its exposure to credit loss in the event of non-performance by the counter-party is minimal. Overall, this swap agreement favorably reduced interest expense by $40,000 in the first half of 1994.

     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. In addition to interest rate swaps, the policy also allows for the use of interest rate caps and floors. The Company has not instituted the use of interest rate caps or floors as of June 30, 1994.

18.  Labor Agreement

     Approximately 225 of U.S. Bank's clerical and teller personnel are represented by the United Steelworkers of America AFL-CIO-CLC Local Union 8204 (the "Union"). Management successfully negotiated a one-year extension of its current labor agreement with the Union; the new agreement expires on October 15, 1995. The Company considers its relations with all employees to be satisfactory.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")


SECOND QUARTER 1994 vs. SECOND QUARTER 1993


.....PERFORMANCE OVERVIEW.....The Company's net income for the second quarter of 1994 totalled $2,786,000 or $0.59 per share on a fully diluted basis, exclusive of the impact of a $1,882,000 after-tax non-recurring acquisition charge. This previously disclosed acquisition charge relates to the June 30, 1994, completed purchase of the intra-market $344 million Johnstown Savings Bank and includes expense recognition for one-time integration costs such as employee severance, data processing conversion, and legal and professional fees. The Company's reported second quarter 1994 net income, before the acquisition charge, compares favorably to the $2,735,000 or $0.58 per share on a fully diluted basis for the same 1993 quarter.

        Before the JSB acquisition charge, the Company's net income between periods increased by $51,000 or 1.9% while fully diluted earnings per share displayed a similar increase of $0.01 or 1.7%. The Company's return on assets and return on equity each experienced modest declines of one basis point and 20 basis points, respectively. This relatively consistent financial performance occurred even after the realization of a $482,000 investment security loss in the second quarter of 1994 as the portfolio was restructured to reduce the amount of collateralized mortgage obligations in an effort to reposition the portfolio to benefit to a greater extent from future upward rate movements. Reductions in both the loan loss provision and total non-interest expense (before the JSB acquisition charge) were the favorable factors which offset the lower level of non-interest income due to the investment security loss. The following table summarizes some of the Company's key performance indicators (in thousands, except ratios):

                                    Three Months Ended   Three Months Ended
                                         June 30, 1994        June 30, 1993


 Net income                              $   904              $  2,735
 Net income (before acquisition
    charge)                                2,786                 2,735

 Fully diluted earnings per share           0.19                  0.58
 Fully diluted earnings per share
    (before acquisition charge)             0.59                  0.58

 Return on average assets                   0.28%                 0.89%
 Return on average assets (before
     acquisition charge)                    0.88                  0.89

 Return on average equity                   3.13                  9.85
 Return on average equity (before
     acquisition charge)                    9.65                  9.85


 Average fully diluted common
    shares outstanding                     4,751                 4,721


.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is impacted by interest rate fluctuations, as well as, changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to maintain a stable net interest margin percentage during periods of fluctuating interest rates. The following table compares the Company's net interest income performance for the second quarter of 1994 to the second quarter of 1993 (in thousands, except percentages):


                          Three Months Ended     Three Months Ended
                          June 30, 1994          June 30, 1993       $Change   %Change


Interest income           $ 21,184               $ 22,076            $ (892)    (4.0)
Interest expense             8,639                  9,414              (775)    (8.2)
Net interest income         12,545                 12,662              (117)    (0.9)
Tax-equivalent
   adjustment                  330                    172               158     91.9
Net tax-equivalent
   interest income        $ 12,875               $ 12,834            $   41      0.3

Net interest margin          4.24%                  4.38%            (0.14)%      NA


       USBANCORP's net interest income on a tax-equivalent basis increased by $41,000 or 0.3% while the net interest margin percentage declined by 14 basis points to 4.24%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the initial phases of a program designed to better leverage the Company's balance sheet. For the second quarter of 1994, total average earning assets were $41 million higher than the comparable 1993 period. While this leverage program favorably increased net interest income dollars it did, however, contribute to a lower net interest margin percentage since the average spread earned on the funds deployed in the leverage program approximated 250 basis points compared to the Company's more typical net interest spread of approximately 380 basis points. The following table isolates the impact that the leverage program had on some of the Company's key net interest performance items in the second quarter of 1994 (in thousands, except percentages):


                                                                          Change or
                                                     Second Quarter       Net Impact
                              Actual Second          1994 Excluding       of Leverage
                              Quarter 1994           Leverage Program     Program


      Net tax-equivalent
      interest income         $    12,875            $    12,623          $     252

      Net interest margin           4.24%                  4.31%              (0.07%)

      Average earning assets  $ 1,215,842            $ 1,174,842          $  41,000

      Return on average
       equity (before
       acquisition
       charge)                     9.65%                  9.08%                 .57


       When fully implemented in the third quarter of 1994, this leverage program will consist of the purchase of a pool of $120 million of Federal Agency mortgage-backed securities, inclusive of the $41 million average balance outstanding during the second quarter of 1994. The composition of the pool will consist of
15-year fixed-rate mortgage-backed securities, seven-year balloons and adjustable-rate mortgage securities. Approximately 60% of the pool is adjustable-rate and 40% fixed-rate with a duration of approximately 3.6 years. This project will be funded through the Federal Home Loan Bank, using one-year term funds tied to 90 day Libor, 30 and 90 day wholesale reverse repurchase agreements and overnight funds. It is recognized that manageable interest rate risk does exist; particularly in a rising interest rate environment. Management, however, has the necessary hedging measurement methods, policies, and Board approvals available to reduce this risk to a neutral position, as well as, the necessary cash flow from the total investment portfolio to de-lever this program if desired.


    The trend for the Company's core net interest margin performance over the past four quarters has been stable varying by a maximum total of only five basis points. Specifically, the core net interest margin averaged 4.28% for both the third and fourth quarters of 1993, increased to 4.33% in the first quarter of 1994 and decreased slightly to 4.31% in the second quarter of 1994. This consistent performance occurred during a period in which the rates across the U.S. Treasury yield curve increased by more than 200 basis points with the vast majority of the increase happening during the first half of 1994. This performance trend demonstrates the Company's ability to manage the net interest margin in accordance with its previously disclosed goal of maintaining a stable net interest margin during periods of fluctuating interest rates.

       Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the second quarter of 1994 decreased by $734,000 or 3.3% when compared to the same 1993 period. This decline was due to an unfavorable rate variance as the yield on the loan portfolio has decreased 81 basis points to 8.06% while the yield on the total investment securities portfolio has dropped 35 basis points to 5.51%. The national and local market trend of accelerated customer refinancing of mortgage loans during the second half of 1993 has contributed materially to the declining yields experienced in both of these portfolios. Also, the earning asset yield continues to be negatively impacted by regularly scheduled maturities of higher yielding consumer loans originated several years ago. These negative factors were partially offset by a $695,000 increase in interest income due to the previously mentioned $41 million increase in total average earning assets. Additionally, a favorable asset mix shift increased interest income by $287,000 as the Company's loan to deposit ratio averaged 71.6% in the second quarter of 1994 compared to 67.2% in the second quarter of 1993.

       Even with an additional $23 million of average interest bearing liabilities, the Company's total interest expense still decreased by $775,000 or 8.2% in the second quarter of 1994. This decline is primarily a result of management repricing all deposit categories downward in the declining interest rate environment experienced during 1993 and generally maintaining those low rates for non-certificate of deposit products during the rising rate environment experienced in the first half of 1994. It has been management's ongoing pricing strategy to position USBANCORP's deposit rates within the lowest quartile of deposit rates offered by commercial banks in its market area. Management believes that a constant level of high service quality mitigates the impact this rate positioning strategy has on the deposit base size and funds availability provided that the rates offered are not appreciably below competition.

       The liability mix was negatively impacted by a $46 million increase in short-term borrowings, the majority of which were used to fund the previously mentioned balance sheet leverage program. The cost of these short-term borrowings averaged 3.91% for the second quarter of 1994 compared to the Company's core cost of deposits of 3.27%. A reduced dependence on long-term debt as a funding source favorably impacted the liability mix. The balance in long-term debt declined on average by $5.9 million due to the successful restructuring of several debt funding sources in the third and fourth quarters of 1993. Additionally, the use of an interest rate swap during the second quarter of 1994 permitted the Company to reduce the cost of the CMO liability by 65 basis points to 10.07%. (See detailed discussion on Investment Rate Swap Note 17.) The combination of all these price and liability composition movements allowed USBANCORP to lower the average cost of interest bearing liabilities by 40 basis points from 3.84% during the second quarter of 1993 to 3.44% during the second quarter of 1994.

       The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.


Three Months Ended June 30 (In thousands, except percentages)

                                           1994                             1993
                                          Interest                          Interest
                              Average     Income/    Yield/      Average    Income/     Yield/
                              Balance     Expense    Rate        Balance    Expense     Rate


Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income          $  740,486  $ 14,887   8.06%       $  704,582 $ 15,573    8.87%
   Deposits with banks               802         6   2.70             8,504       46    2.17
   Federal funds sold
     and securities
     purchased under
     agreement to resell           1,758        18   4.22           29,982       213    2.85
   Investment securities:
      Available for sale         216,256     2,754   5.09          415,270     6,068    5.86
      Held to maturity           245,238     3,600   5.87             -          -      -
      Total investment
         securities              461,494     6,354   5.51          415,270     6,068    5.86

   Assets held in trust for
      collateralized
      mortgage obligation         11,302       249   8.83           16,880       348    8.27
Total interest earning
   assets/interest income      1,215,842    21,514   7.09        1,175,218    22,248    7.59
Non-interest earning assets:
   Cash and due from banks        37,985                            31,588
   Premises and equipment         16,732                            16,533
   Other assets                   16,868                            27,394
   Allowance for loan
      losses                     (15,724)                          (13,981)
TOTAL ASSETS                  $1,271,703                        $1,236,752

Interest bearing
   liabilities:
   Interest bearing
      deposits:
   Interest bearing
      demand                     101,688       375   1.48      $  100,549        539    2.15
   Savings                       230,322     1,085   1.89         234,997      1,455    2.48
   Other time                    568,914     5,882   4.15         590,741      6,512    4.42
   Total interest bearing
      deposits                   900,924     7,342   3.27         926,287      8,506    3.68

   Short term borrowings:
      Federal funds
        purchased, secur-
        ities sold under
        agreements to
        repurchase and other
        short-term
        borrowings                57,915       560   3.91         11,567          50    1.73
   Advances from Federal
      Home Loan Bank              33,955       415   4.83         21,319         281    5.29
   Collateralized mortgage
      obligation                  10,246       257  10.07         14,964         400   10.72
   Long-term debt                  2,955        65   8.82          8,861         177    8.01
Total interest bearing
   liabilities/interest
   expense                     1,005,995     8,639   3.44        982,998       9,414    3.84
Non-interest bearing
   liabilities:
   Demand deposits               133,857                         121,711
   Other Liabilities              16,091                          20,710
   Stockholders' equity          115,760                         111,333
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                     $1,271,703                      $1,236,752

Interest rate spread                          3.64                              3.75
Net interest income/
   net interest margin            12,875     4.24%                12,834        4.38%
Tax-equivalent adjustment           (330)                           (172)
Net Interest Income           $   12,545                      $   12,662


.....PROVISION FOR LOAN LOSSES.....The Company's asset quality permitted a $195,000 reduction in the loan loss provision to $405,000 or 0.22% of total loans in the second quarter of 1994 compared to a provision of $600,000 or 0.35% of total loans in the second quarter of 1993. Net charge-offs for the second quarter of 1994 totalled $133,000 or only 0.07% of average loans compared to net charge-offs of $384,000 or 0.22% of average loans in the second quarter of 1993. At June 30, 1994, the balance in the allowance for loan losses totalled $19.2 million or 289.5% of total non-performing assets.

     At June 30, 1994, management believed the allowance for loan losses was adequate at each subsidiary bank for potential losses inherent in the portfolio at that date. Furthermore, the allowance for loan losses at each of the Company's banking subsidiaries was well within compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the estimated reserve requirement. At June 30, 1994, the Company's aggregate unallocated reserve was $8.6 million or 81% of the reserve needed. (See Allowance for Loan Losses Note 9.)


.....NON-INTEREST INCOME.....Non-interest income for the second quarter
1994 totalled $2.5 million which represented a $250,000 or 9.2% decrease when compared to the same 1993 period. This decrease was primarily due to the following items:

       the realization of a $482,000 loss on investment securities available for sale in the second quarter of 1994 compared to a $221,000 gain for the comparable 1993 period (a net unfavorable shift of $703,000). The second quarter 1994 loss resulted from a portfolio restructuring designed to significantly reduce the market valuation risk of the available for sale portfolio, enhance yield performance and reduce cash flow volatility. Collateralized mortgage obligations originally purchased at a premium were the primary targets of the sale which amounted to approximately 4$45 million. The reinvestment consisted of seasoned 15-year agency mortgage-backed securities and seasoned seven-year balloons with a duration of approximately 2.8 years. Yield improvements generated from this strategy will result in the payback of the loss within a 12 month period.

       the realization of a $448,000 gain on loan sales in the second quarter of 1994 compared to a $269,000 gain for the second quarter of 1993. The $179,000 increase between periods was due entirely to a $200,000 gain recognized on the sale of the Company's $17 million student loan portfolio. Management elected to divest of this line of business since future profitability will be negatively impacted by scheduled changes in regulations and servicing requirements. The remainder of the 1994 loan sale gain related to a $108,000 gain generated on the sale of FNMA mortgage loan servicing and $140,000 in profits generated from fixed-rate residential mortgage loan sales.

       a $103,000 or 16.9% increase in trust fees to $712,000 in the second quarter of 1994. This core trust fee growth is prompted by the profitable expansion of the Company's business throughout western Pennsylvania including the Greater Pittsburgh marketplace. The Trust staff's marketing skills combined with their proven ability to deliver quality service has been the key to the Company's growth rate, which has approximated 20% annually for each of the past four years. While there can be no assurances of continuation of this trend, these factors provide a foundation for future growth of this important source of fee income.

       a $253,000 increase in other income due in part to an $88,000 gain realized on the liquidation of a real estate joint venture and a $40,000 increase in premium income on credit life and disability insurance sales to consumer loan customers; Despite depressed consumer loan originations, the Company is generating better sales penetration for these products due to enhanced sales training and improved emphasis on incentive payments to customer service employees. The remainder of the increase was caused by modest increases in several core non-interest income sources.

.....NON-INTEREST EXPENSE.....Total non-interest expense of $12.9 million increased by $2.2 million or 20.6% when compared to the second quarter of 1993 due entirely to the recognition of a $2.4 million pre-tax non-recurring acquisition charge associated with the Company's acquisition of Johnstown Savings Bank. This acquisition charge includes expense recognition for one-time integration costs such as employee severance, data processing conversion, and legal and professional fees. Excluding this charge, total non-interest expense actually declined by $241,000 or 2.3% when the second quarter of 1994 is compared to the second quarter of 1993 due to the following items:

       a $558,000 decrease in other expense to $1.6 million due largely to a $350,000 decline in other real estate owned expense. Economy of scale benefits derived from the elimination of outside data processing fees, as Community's data processing is now performed internally by Three Rivers Bank, also contributed to the reduction.

       a $179,000 or 3.5% increase in salaries and employee benefits expense due entirely to planned wage increases as the Company's level of total full-time employees was relatively constant between periods.

       a $111,000 or 13% increase in net occupancy expense as a result of numerous repair/maintenance expenses incurred during the second quarter of 1994.

.....NET OVERHEAD BURDEN.....Excluding the JSB acquisition charge, the net overhead to average assets ratio showed improvement as it dropped from 2.57% in the second quarter of 1993 to 2.50% in the second quarter of 1994. The Company's net overhead to tax equivalent net interest income ratio was relatively stable at 61.6% for that same time frame. Management has targeted a goal of reducing the Company's net overhead expense to net interest income ratio to 55% over the five-year strategic planning forecast through productivity enhancements, operational efficiencies, and economy of scale benefits. The successful integration of JSB should allow the Company to reach this goal even sooner than originally planned.


.....INCOME TAX EXPENSE.....The Company's provision for income taxes for the second quarter of 1994 was $863,000 reflecting an effective tax rate of 48.8%. The Company's 1993 second quarter income tax provision was $1.4 million or an effective tax rate of 33.8%. The $537,000 decrease in income tax expense was due to the reduced level of pre-tax earnings in the second quarter of 1994 resulting from the JSB acquisition charge. This acquisition charge was also responsible for the sharp increase in the Company's effective tax rate since there was no tax benefit recorded on approximately $800,000 of the total $2.4 million pre-tax acquisition charge. This $800,000 amount related to professional fees incurred for the acquisition which must be capitalized and not expensed for tax purposes.



SIX MONTHS ENDED JUNE 30, 1994 vs. SIX MONTHS ENDED JUNE 30, 1993


.....PERFORMANCE OVERVIEW.....The Company's net income for the first half of 1994 totalled $5,825,000 or $1.23 per share on a fully diluted basis, exclusive of the impact of a $1,882,000 after-tax non-recurring JSB acquisition charge. This compared favorably to net income before a cumulative effect of change in accounting principle of $5,271,000 or $1.19 per fully diluted share reported for the same period of 1993. The Company's 1993 net income results also included a $1,452,000 or $0.35 per share non-recurring benefit due to the adoption of SFAS #109; no such change in accounting principle was recognized in the first half of 1994.


       Before the acquisition charge and SFAS #109 benefit, net income between periods increased by $554,000 or 10.5% while fully diluted earnings per share increased by a lesser amount of $0.04 or 3.4%. Similar trends were noted for two other key performance ratios as the Company's return on assets increased by three basis points to 0.93% while return on equity actually decreased by 18 basis points to 10.08%. The increase in net income resulted from the accretive impact of the purchase of four Integra branch offices in April 1993, growth in net interest income, and a reduced loan loss provision. The growth of net income, however, was exceeded on a relative basis by the growth in average equity and shares outstanding due largely to the Company's successful February 1993 secondary Common Stock offering which resulted in the issuance of 1,150,000 new shares of the Company's Common Stock. The full impact of this offering was not reflected in the first half of 1993 results as evidenced by the 298,000 or 6.7% increase in fully diluted weighted average common shares outstanding when compared to the first half of 1994.
The following table summarizes some of the Company's key performance indicators (in thousands, except per share data and ratios):

                                            Six Months Ended         Six Months Ended
                                            June 30, 1994            June 30, 1993


         Net income                         $ 3,943                  $ 6,723
         Net income
         (before acquisition
         charge and SFAS #109
         benefit)                             5,825                    5,271

         Fully diluted earnings
          per share                            0.83                     1.51
         Fully diluted earnings
          per share
          (before acquisition
          charge and SFAS #109
          benefit)                             1.23                     1.19

         Return on average assets              0.63%                    1.15%
         Return on average assets
          (before acquisition
          charge and SFAS #109
          benefit)                             0.93                     0.90

         Return on average equity              6.82                    13.09
         Return on average equity
          (before acquisition
          charge and SFAS #109
          benefit)                            10.08                    10.26


         Average fully diluted
          common shares
          outstanding                         4,746                   4,448


.....NET INTEREST INCOME AND MARGIN.....The following table compares the
Company's net interest income performance for the first six months of 1994 to the first six months of 1993 (in thousands, except percentages):

                          Six Months Ended            Six Months Ended
                          June 30, 1994               June 30, 1993     $ Change   %Change


Interest income           $ 42,250                    $ 42,750          $  (500)   (1.2)
Interest expense            16,804                      18,187           (1,383)   (7.6)
Net interest income         25,446                      24,563              883     3.6
Tax-equivalent
   adjustment                  562                         344              218    63.4
Net tax-equivalent
   interest income        $ 26,008                    $ 24,907          $ 1,101     4.4

Net interest margin          4.33%                       4.45%            (0.12)%    NA


       USBANCORP's net interest income on a tax-equivalent basis increased by $1.1 million or 4.4% while the net interest margin percentage declined by 12 basis points to 4.33%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the previously mentioned Integra Branches Acquisition and the initial phases of the balance sheet leveraging strategy. For the first half of 1994, total average earning assets were $74 million higher than the comparable
1993 period. The 1994 net interest income was also enhanced by approximately $200,000 of additional non-accrual loan interest recoveries. The contraction in the net interest margin percentage between the first half of 1994 and the comparable 1993 period can best be explained by the following:

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

       the leveraging of the investment portfolio by using short-term
       Federal Home Loan Bank borrowings also contributed to the contraction in the net interest margin percentage since the average spread earned on funds deployed in the leverage program approximated 250 basis points compared to the Company's more typical net interest spread of 380 basis points. While the impact of this leveraging program was much more significant on the second quarter only 1994 performance (see table on page 16), it was responsible for a three basis point decline in the year-to-date 1994 net interest margin performance.

       Regarding the separate components of net interest income, the Company's total tax equivalent interest income for the first half of 1994 decreased by $282,000 or 0.7% when compared to the same 1993 period. This decline was due to an unfavorable rate variance as the yield on the loan portfolio had decreased 69 basis points to 8.19% while the yield on the total investment securities portfolio had dropped 58 basis points to 5.44%. The national and local market trend of accelerated customer refinancing of mortgage loans during the second half of 1993 has contributed materially to the declining yields experienced in both of these portfolios. Also, the earning asset yield continues to be negatively impacted by regularly scheduled maturities of higher yielding consumer loans originated several years ago. These negative factors were partially offset by a $2.2 million increase in interest income due to the previously mentioned $74 million increase in total average earning assets.

       Even with an additional $47 million of average interest bearing liabilities, the Company's total interest expense still decreased by $1.4 million or 7.6% in the first half of 1994. This decline is primarily a result of management repricing all deposit categories downward in the declining interest rate environment experienced during 1993 and generally maintaining those low rates for non-certificate of deposit products during the rising rate environment experienced in the first half of 1994. A reduced dependence on long-term debt as a funding source also favorably impacted the liability mix. The balance in long-term debt declined on average by $5.9 million due to the successful restructuring of several debt funding sources in the third and fourth quarters of 1993. Additionally, the use of an interest rate swap during the first half of 1994 permitted the Company to reduce the cost of the CMO liability by 59 basis points to 9.95%. (See detailed discussion on Investment Rate Swap Note 17.) The combination of all these price and liability composition movements allowed USBANCORP to lower the average cost of interest bearing liabilities by 47 basis points from 3.88% during the first half of 1993 to 3.41% during the first half of 1994.

       The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.


Six Months Ended June 30 (In thousands, except percentages)

                                         1994                               1993
                                         Interest                           Interest
                            Average      Income/     Yield/     Average     Income/      Yield/
                            Balance      Expense     Rate       Balance     Expense      Rate


Interest earning assets:
   Loans and loans held
      for sale, net of
      unearned income       $  737,767   $ 30,040    8.19%      $  686,744  $ 30,253     8.88%
   Deposits with banks           1,185         17    2.72            6,053        76     2.53
   Federal funds sold
      and securities
      purchased under
      agreement to
      resell                     2,186         38    3.54           23,460       345     2.97
   Investment securities:
      Available for sale       300,755      7,937    5.27          393,088    11,732     6.02
      Held to maturity         146,355      4,259    5.84             -         -         -
      Total investment
         securities            447,110     12,196    5.44          393,088    11,732     6.02

   Assets held in trust for
      collateralized
      mortgage obligation       12,089        521    8.69           17,417       688     7.86
Total interest earning
      assets/interest
      income                 1,200,337     42,812    7.15        1,126,762    43,094     7.71
Non-interest earning assets:
   Cash and due from banks      38,262                              30,345
   Premises and equipment       16,820                              15,891
   Other assets                 18,517                              24,624
   Allowance for loan
      losses                   (15,562)                            (13,891)
TOTAL ASSETS                $1,258,374                          $1,183,731

Interest bearing
   liabilities:
   Interest bearing
   deposits:
   Interest bearing demand     102,435        751    1.48       $   96,326     1,046     2.19
   Savings                     231,597      2,171    1.89          228,791     2,846     2.51
   Other time                  573,070     11,763    4.13          564,715    12,518     4.47
   Total interest bearing
      deposits                 907,102     14,685    3.26          889,832    16,410     3.72

   Short term borrowings:
      Federal funds
      purchased, securities
      sold under agreements
      to repurchase and
      other short-term
      borrowings                39,082        682    3.54           11,887       112     1.90
   Advances from Federal
      Home Loan Bank            32,540        767    4.69           19,219       503     5.28
   Collateralized mortgage
      obligation                11,027        544    9.95           15,481       805    10.54
   Long-term debt                3,107        126    8.21            9,015       357     8.03
Total interest bearing
   liabilities/interest
   expense                     992,858     16,804    3.41          945,434    18,187     3.88
Non-interest bearing
   liabilities:
   Demand deposits             133,113                             115,112
   Other liabilities            15,884                              19,577
   Stockholders' equity        116,519                             103,608
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY     $1,258,374                          $1,183,731

Interest rate spread                         3.74                                3.83
Net interest income/net
   interest margin              26,008       4.33%                  24,907       4.45%
Tax-equivalent adjustment         (562)                               (344)
Net Interest Income         $   25,446                          $   24,563


.....PROVISION FOR LOAN LOSSES.....The Company's asset quality permitted a $390,000 reduction in the loan loss provision to $810,000 or 0.22% of total loans in the first half of 1994 compared to a provision of $1.2 million or 0.35% of total loans in the first half of 1993. Net charge-offs for the first half of 1994 totalled $245,000 or only 0.07% of average loans compared to net charge-offs of $945,000 or 0.28% of average loans in the first half of 1993. At June 30, 1994, the balance in the allowance for loan losses totalled $19.2 million or 289.5% of total non-performing assets.

.....NON-INTEREST INCOME.....Non-interest income for the first half of 1994 totalled $5.1 million which represented a $59,000 or 1.1% decrease over the same 1993 period. The decrease in non-interest income between the first half of 1994 and the comparable 1993 period can best be explained by the following:


     the realization of a $211,000 loss on investment securities available for sale in the first half of 1994 compared to a $473,000 gain for the comparable 1993 period (a net unfavorable shift of $684,000). The first half 1994 loss resulted from a portfolio restructuring designed to reduce the amount of collateralized mortgage obligations in an effort to reposition the portfolio to benefit to a greater extent from future upward rate movements. A $482,000 loss due to this repositioning strategy was realized in the second quarter of 1994 which more than offset a $271,000 first quarter gain generated from a sales strategy executed to capture available market premiums on securities with a remaining maturity of generally less than one year.

     the realization of a $541,000 gain on loan sales in the first half of 1994 compared to a $269,000 gain for the comparable 1993 period. The $272,000 increase between periods was due entirely to a $200,000 gain recognized on the sale of the Company's $17 million student loan portfolio and a $108,000 gain generated on the sale of FNMA mortgage loan servicing.

     an $88,000 or 6.6% increase in trust fees due to the profitable expansion of the Company's business throughout western Pennsylvania including the Greater Pittsburgh marketplace.

     a $338,000 increase in other income due in part to an $88,000 gain realized on the liquidation of a real estate joint venture and a $60,000 increase in premium income on credit life and disability insurance sales to consumer loan customers. The remainder of the increase was caused by modest increases in several core non-interest income sources such as letter of credit fees and data processing income.

.....NON-INTEREST EXPENSE.....Total non-interest expense of $23.5 million increased by $3.0 million or 14.7% when compared to the first half of 1993 due largely to the recognition of a $2.4 million pre-tax non-recurring acquisition charge associated with the Company's acquisition of Johnstown Savings Bank. Excluding this charge, total non-interest expense actually increased by only $574,000 or 2.8% when the first half of 1994 is compared to the first half of 1993 due to the following items:

     a $685,000 decrease in other expense to $3.2 million due largely to a $500,000 decline in other real estate owned expense. Economy of scale benefits derived from the elimination of outside data processing fees, as Community's data processing is now performed internally by Three Rivers Bank, also contributed to the reduction.

     a $659,000 or 6.6% increase in salaries and employee benefits expense due entirely to planned wage increases approximating 4%, a net 11 additional average full time-equivalent employees (18 FTE from the acquired Integra branches less a seven FTE reduction caused by ongoing productivity enhancements) and increased group hospitalization expense.

     a $502,000 increase in net occupancy and equipment expense as a result of the additional branch facilities and equipment acquired with the Integra branches, increased small equipment purchases, and higher utilities and repair/maintenance expenses due in part to the harsh winter.


.....NET OVERHEAD BURDEN.....Excluding the JSB acquisition charge, the net overhead to average assets ratio showed improvement as it dropped from 2.59% in the first half of 1993 to 2.55% in the first half of 1994. The Company's net overhead to tax equivalent net interest income ratio was relatively stable at 61.3% for that same time frame. Management has targeted a goal of reducing the Company's net overhead expense to net interest income ratio to 55% over the five-year strategic planning forecast through productivity enhancements, operational efficiencies, and economy of scale benefits. The successful integration of JSB should allow the Company to reach this goal even sooner than originally planned.

.....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first half of 1994 was $2.3 million reflecting an effective tax rate of 37.2%. The Company's 1993 first six months income tax provision was $2.8 million or an effective tax rate of 34.7%. The $469,000 decrease in income tax expense was due to the reduced level of pre-tax earnings in the first six months of 1994 resulting from the JSB acquisition charge. This acquisition charge was also responsible for the increase in the Company's effective tax rate since there was no tax benefit recorded on approximately $800,000 of the total $2.4 million pre-tax acquisition charge. This $800,000 amount related to professional fees incurred for the acquisition which must be capitalized and not expensed for tax purposes. The Company's effective tax rate did benefit by approximately 2% over that same time period due to increased tax-free asset holdings. The tax free asset holdings consist of municipal investment securities with a duration of approximately four years and commercial loan tax anticipation notes which generally have a maturity of one year. For the first half of 1994, total fax-free asset holdings were $37 milion higher on average than the comparable 1993 period.

.....BALANCE SHEET.....The Company's total consolidated assets were $1.691 billion at June 30, 1994, compared with $1.242 billion at December 31, 1993, which represents an increase of $449 million or 36.2%. The June 30, 1994, acquisition of Johnstown Savings Bank accounted for $367 million or 81.7% of the growth between periods. The final cost of the JSB acquisition was $43.8 million. This cost is reflected in the June 30, 1994, balance sheet by the issuance of 957,857 new shares of UBAN common stock at a per share price of $25.125 which caused a $24.1 million increase in total equity. A $19.7 million liability for the cash portion of the acquisition price due to JSB shareholders is also included as a separate liability. Since the acquisition has been accounted for under the purchase method of accounting, the Company has also recognized newly created core deposit intangibles of $5.7 million and goodwill of $19.2 million.

     Excluding JSB, the remaining growth in assets of $82 million was due primarily to the execution of a strategy designed to enhance the Company's return on equity by leveraging the investment securities portfolio through the use of funding sources available from the Federal Home Loan Bank. Specifically, total securities have increased by $82.3 million while federal funds purchased, other short term borrowings, and FHLB advances have grown by a total of $114 million. The growth in borrowings exceeded the securities portfolio growth because borrowings were also needed to maintain the funding of the loan portfolio since total deposits declined by $24.6 million or 2.3% since December 31, 1993. The decline in deposits can be attributed to management's consistent application of the previously discussed pricing philosophy which emphasizes profitable net interest margin management rather than increased deposit size for the retail core deposit base. This core deposit pricing strategy was maintained during a period of aggressively increasing competitive deposit rates.

     Excluding the $125.6 million of loans acquired with the JSB acquisition, total loans and loans held for sale declined by $12 million or 1.6% since year-end 1993. This decline is attributed to the sale of the Company's $17 million student loan portfolio late in the second quarter of 1994 and a total of $10.5 million of fixed-rate mortgage loan sales executed during the first half of 1994. Excluding these loan sales, the Company's total loan portfolio has grown by $15.5 million or a modest 2.1%. The majority of this growth has occurred in commercial loans and home equity loans in both regions of the Company's marketplace which includes Greater Johnstown and suburban Pittsburgh. This slowed loan growth (since the 12% growth rate experienced during 1993) and lending mix shift towards commercial lending, while improving the Company's future asset interest rate sensitivity is beginning to modestly depress the net interest margin percentage performance.


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

     The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                           June 30        December 31       June 30
                                           1994              1993           1993


     Total loan delinquency (past due 30
       to 89 days)                         $ 11,852       $ 10,428          $ 7,301
     Total non-accrual loans                  4,416          5,304            4,335
     Total non-performing assets<F1>          6,649          6,498            6,809
     Loan delinquency, as a percentage of
       total loans and loans held for
          sale, net of unearned income         1.41%          1.43%            1.04%
     Non-accrual loans, as a percentage of
       total loans and loans held for
       sale, net of unearned income            0.52           0.73             0.62
     Non-performing assets, as a percentage
          of total loans and loans held for
          sale, net of unearned income, and
          other real estate owned              0.79           0.89             0.97

<F1> Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) consumer loans that are contractually past due 90 days or more as to interest and principal payments and which are insured for credit loss, and (iii) other real estate owned including in-substance foreclosures. All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest.


     As evidenced in the above table, the acquisition of JSB has had minimal impact on the Company's loan delinquency and non-performing assets. Specifically when compared to December 31, 1993, the gross dollars of total non-performing assets have increased by a minor $151,000. On a percentage of total loans basis, each of these ratios has in fact shown improvement since year-end 1993, as the delinquent loans ratio has dropped two basis points to 1.41%, the non-accrual loans ratio has declined 21 basis points to 0.52% and the total non-performing assets ratio has decreased 10 basis points to 0.79%. These declines further demonstrate the success of the Company's ongoing loan work-out program which has been implemented at each banking subsidiary.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                                                         June 30     December 31      June 30
                                                         1994          1993           1993


     Allowance for loan losses                           $ 19,247    $ 15,260         $ 14,007
     Amount in the allowance for loan
        losses allocated to "general risk"                  8,629       7,635            5,465
     Allowance for loan losses as a
        percentage of each of the following:
          total loans and loans held for sale,
          net of unearned income                            2.29%        2.10%            2.00%
        total delinquent loans (past
          due 30 to 89 days)                              162.39       146.34           191.85
        total non-accrual loans                           435.85       287.71           323.11
        total non-performing assets                       289.47       234.84           205.71


     Consistent with the favorable loan quality impact, the acquisition of JSB added $3.4 million to the allowance for loan losses and further improved each of the Company's allowance coverage ratios. When compared to December 31, 1993, the allowance to total loans ratio increased 19 basis points to 2.29% while the allowance to total non-performing assets ratio improved from 235% to 289%.

     The portion of the Company's allowance which is allocated to "general risk" and not to any particular loan or loan category has increased by approximately $3.2 million since June 30, 1993, to $8.6 million at June 30, 1994. The amount of the reserve allocated to general risk now represents 44.8% of the total allowance for loan losses.

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

     For static GAP analysis, USBANCORP typically defines interest rate sensitive assets and liabilities as those that reprice within one year. Maintaining an appropriate match is one method of avoiding wide fluctuations in net interest margin during periods of changing interest rates. The difference between rate sensitive assets and rate sensitive liabilities is known as the "interest sensitivity GAP." A positive GAP occurs when rate sensitive assets exceed rate sensitive liabilities repricing in the same time period and a negative GAP occurs when rate sensitive liabilities exceed rate sensitive assets repricing in the same time period. A GAP ratio (rate sensitive assets divided by rate sensitive liabilities) of one indicates a statistically perfect match. A GAP ratio of less than one suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a GAP ratio of more than one suggests the converse. Since 1987, USBANCORP has generally endeavored to maintain a neutral one-year GAP position thereby minimizing the impact (either positive or negative) of changing interest rates on both net interest income and capital levels.

     The following table presents a summary of the Company's static GAP positions at June 30, 1994 (in thousands, except for the GAP ratios):


                                     June 30        December 31     June 30
                                     1994           1993            1993


     Six month cumulative GAP
        RSA..................        $  403,474     $  328,530      $  355,425
        RSL..................           536,740        355,613         358,638
        GAP..................        $ (133,266)    $  (27,083)     $   (3,213)
        GAP ratio............             0.75x          0.92x            0.99x
        GAP as a % of total
           assets............            (7.88%)        (2.18%)          (0.26%)
        GAP as a % of total
           capital...........           (97.20)        (23.22)           (2.85)

     One year cumulative GAP
        RSA..................        $ 597,293      $ 482,229       $ 491,384
        RSL..................          693,816        437,261         453,789
        GAP..................        $ (96,523)     $  44,968       $  37,595
        GAP ratio............             0.86x         1.10x           1.08x
        GAP as a % of total
            assets............          (5.71%)         3.62%           3.05%
        GAP as a % of total
           capital..........           (70.40%)        38.56           33.40



     There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places considerable emphasis on simulation modeling to manage and measure interest rate risk. At June 30, 1994, these varied economic interest rate simulations indicated that the variability of USBANCORP's net interest income over the next twelve month period was within the Company's +/-5% policy limit given upward or downward interest rate changes of a maximum of 250 basis points. Capital is estimated to be effected under these simulations by no more than +/- one percent.

     With the adoption of SFAS #115 in the first quarter of 1994, 50.4% of the investment portfolio is currently classified as available for sale and 49.6% as held to maturity. The available for sale classification provides management with greater flexibility to more actively manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals. Indeed, it is the Company's intent to sell a significant portion of the acquired JSB security portfolio during the third quarter of 1994. Once this sale is completed, the Company will target a 35% available for sale/65% held to maturity securities mix. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30-year fixed-rate mortgage loans. The Company will retain all servicing rights at its newly acquired mortgage banking subsidiary (Standard Mortgage Company of Georgia) and recognizes fee income over the remaining lives of the loans sold at an average rate of approximately 30 basis points on the loan balances outstanding. Finally, as previously mentioned in the net interest income discussion, the investment portfolio leveraging stragegy contributed to the increase in the Company's negative static gap position. Management is cognizant of the interest rate risk that exists with the leveraging program but is confident that it can be effectively managed with available hedging tools and cash flow from the investment portfolio.

.....LIQUIDITY.....Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totalled $188 million at June 30, 1994, $151 million at December 31, 1993, and $148 million at June 30, 1993. Maturing and repaying loans, as well as, the monthly cash flow associated with certain asset- and mortgage-backed securities are other sources of asset liquidity.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At June 30, 1994, USBANCORP's subsidiaries had approximately $137.6 million of unused lines of credit available under informal arrangements with correspondent banks compared to $98.6 million at June 30, 1993. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer-term advances up to approximately 80% of their investment in assets secured by one-to-four family residential real estate; based upon March 31, 1994, balances, this would suggest a total available Federal Home Loan Bank borrowing capacity of approximately $455 million. Furthermore, USBANCORP had available at June 30, 1994, an unused $1 million unsecured line of credit.

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

.....CAPITAL RESOURCES.....The following table highlights the Company's compliance with the required regulatory capital ratios for each of the periods presented (in thousands, except ratios):

                                  June 30, 1994         December 31, 1993         June 30, 1993
                                  Amount       Ratio    Amount       Ratio        Amount      Ratio


RISK-ADJUSTED CAPITAL RATIOS
Tier 1 capital                    $  109,371   9.67%    $  113,718   14.72%       $  109,216  14.29%
Tier 1 capital minimum
   requirements                       45,242   4.00%        30,893    4.00            30,576   4.00
Excess                            $   64,129   5.67%    $   82,825   10.72%       $   78,640  10.29%

Total capital                     $  123,509  10.92%    $  123,372   15.97%       $  118,771  15.54%
Total capital minimum
   requirements                       90,485   8.00%        61,787    8.00            61,153   8.00%

Excess                            $   33,024   2.92%    $   61,585    7.97%       $   57,618   7.54%

Total risk-adjusted
   assets                         $1,131,057            $  772,333                $  764,407
ASSET LEVERAGE RATIO
Tier 1 capital                    $  109,371   6.58%    $  113,718    9.18%       $  109,216   8.88%
Minimum requirement                   83,171   5.00%        61,931    5.00            61,464   5.00%
Excess                            $   26,200   1.58%    $   51,787    4.18%       $   47,752   3.88%

Total adjusted assets             $1,663,411            $1,238,624                             $1,229,273


     The decline in each of the regulatory capital ratios between December 31, 1993, and June 30, 1994, was due primarily to the JSB acquisition which allowed the Company to better leverage its capital strength in an effort to enhance total shareholder return. Specifically, the $25 million intangible asset created from the acquisition offset the $24.1 million increase in capital resulting from the new UBAN shares issued. The regulatory capital ratios were also negatively impacted by the $5.7 million equity valuation allowance established for net unrealized holding losses on available for sale securities in accordance with SFAS #115 and an increase in total assets resulting from the leveraging program.
Even after this decline, the Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks are considered "well capitalized" under all applicable FDIC regulations. It is the Company's ongoing intent to prudently leverage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements. Management plans to execute the initial phases of a treasury stock buyback program in the third quarter of 1994 to continue to move toward an optimal leveraging of the capital base. It is, however, the Company's intent to maintain the FDIC "well capitalized" classification for each of its subsidiaries to insure the lowest deposit insurance premium.

     The Company's declared Common Stock cash dividend per share was $0.47 for the first half of 1994 which was a 11.9% increase over the $0.42 per share dividend for the same 1993 interim period. The dividend yield on the Company's Common Stock now approximates 4.0% compared to an average Pennsylvania bank holding company yield of approximately 2.5%. The Company remains committed to a progressive total shareholder return which includes a competitive common dividend yield.

Part II

Submission of Matters to a Vote of Security Holders

     The Annual Meeting of shareholders of USBANCORP, Inc. was held on June 8, 1994. The results of the items submitted for a vote are as follows:

     The proposed acquisition of Johnstown Savings Bank:

                              Number of Votes      % of total
                                    Cast           outstanding
                                                      shares

          For                    3,509,217           73.987%

          Against                  132,535            2.794%

          Abstain                   52,417            1.084%

     The proposed amending of the Articles of Incorporation to authorize 6,000,000 new shares of common stock:

                              Number of Votes       % of total
                                    Cast            outstanding
                                                       shares

          For                    3,621,778           76.360%

          Against                  280,337            5.911%

          Abstain                  197,532            4.165%

     The following five Directors, whose term will expire in 1997, were re-elected:

                            Number of Votes         % of total
                            Cast for Class II       outstanding
                                 Director              shares

Clifford A. Barton               3,905,968           82.352%

James F. O'Malley                3,903,808           82.306%

Frank J. Pasquerilla             3,902,696           82.283%

Thomas C. Slater                 3,912,176           82.483%

W. Harrison Vail                 3,905,501           82.342%

     The following Directors' terms will continue after this meeting:

     Directors whose term will          Directors whose term will
     expire in 1995:                    expire in 1996:

     Michael F. Butler                  Jerome M. Adams
     Terry K. Dunkle                    Robert A. Allen
     John H. Kunkle, Jr.                Louis Cynkar
     Jack Sevy                          James C. Spangler
                                        Robert L. Wise

     Votes received for the Adjournment of the USBANCORP Annual
Meeting:

                              Number of Votes       % of total
                                    Cast            outstanding
                                                       shares

          For                    3,855,453             81.287%

          Against                  170,549              3.596%

          Abstain                   87,984              1.855%

     There were 414,116 votes returned and 11,470 votes disqualified in all matters voted upon at the 1993 USBANCORP Annual Meeting.

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


                                              USBANCORP, Inc.
                                                   Registrant


Date:  August 15, 1994             \s\Terry K. Dunkle
                                   Terry K. Dunkle
                                   Chairman, President and
                                   Chief Executive Officer



Date:  August 15, 1994              \s\Orlando B. Hanselman
                                    Orlando B. Hanselman
                                    Executive Vice President,
                                    Chief Financial Officer and
                                    Manager of Corporate Services

STATEMENT OF MANAGEMENT RESPONSIBILITY

July 20, 1994

To the Stockholders and
Board of Directors of
USBANCORP, Inc.

Management of USBANCORP, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the Form 10-Q in accordance with generally accepted accounting principles and are responsible for its accuracy.

In meeting its responsibility, management relies on internal accounting and related control systems, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities, and programs of internal audit. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any internal control system.

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

\s\Terry K. Dunkle                \s\Orlando B. Hanselman
Chairman,                         Executive Vice President, CFO &
President & CEO                   Manager of Corporate Services


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
USBANCORP, Inc.:

We have reviewed the accompanying consolidated balance sheet of USBANCORP, Inc. (a Pennsylvania corporation) and Subsidiaries as of June 30, 1994, and the related consolidated statements of income, consolidated statements of changes in stockholders' equity and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of USBANCORP, Inc. as of December 31, 1993, and in our report dated January 28, 1994, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


\s\ARTHUR ANDERSEN & Co.
Pittsburgh, Pennsylvania
July 20, 1994