Form 10-Q
period 1994-09-30
USBANCORP INC /PA/
filed 1994-11-14
CIK 707605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)


      Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

X     For the period ended September 30, 1994

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

                       X  Yes          No




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                     Outstanding at October 31, 1994
Common Stock, par value $2.50               5,623,055
  per share


                              USBANCORP, INC.

                                   INDEX


                                                       Page No.
PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheet -
          September 30, 1994, December 31, 1993,
          and September 30, 1993                           3


          Consolidated Financial Statement of Income -
               Three Months and Nine Months
               Ended September 30, 1994, and 1993         4


          Consolidated Statement of Changes
               in Stockholders' Equity -
               Nine Months Ended
               September 30, 1994, and 1993               5


          Consolidated Statement of Cash Flows -
               Nine Months Ended
               September 30, 1994, and 1993               6


          Notes to Consolidated Financial
               Statements                                 9


          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                 25


Part II.  Other Information                              54

                               USBANCORP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)



                                     September 30       December 31    September 30
                                        1994 (1)           1993           1993
                                     (Unaudited)                       (Unaudited)


ASSETS
   Cash and due from banks                     $    44,474        $    38,606    $    35,733
   Interest bearing deposits with
        banks                                        2,911              4,809          9,158
  Federal funds sold and securities
     purchased under agreements to
     resell                                            -               7,000            -
  Investment securities:
     Available for sale (market value
        $432,315 on December 31, 1993;
        $438,303 on September 30, 1993)            256,757            428,712        432,339
     Held to maturity (market value
     $501,222 on September 30, 1994)               513,014                -             -
  Assets held in trust for collateralized
     mortgage obligation                             9,530             13,815         15,442
  Mortgage loans held for sale                      12,844              1,054          1,036
  Loans                                            877,571            732,026        734,645
  Less:    Unearned income                           4,157              5,894          6,840
           Allowance for loan losses                19,495             15,260         14,676
       Net Loans                                   853,919            710,872        713,129

  Premises and equipment                            19,148             16,960         16,795
  Accrued income receivable                         14,098              8,892         10,762
  Purchased mortgage servicing rights               11,530               -              -
  Goodwill and core deposit intangibles             27,708              2,897          3,120
  Other assets                                      19,585              7,904         11,831
        TOTAL ASSETS                           $ 1,785,518        $ 1,241,521    $ 1,249,345

LIABILITIES
  Non-interest bearing deposits                $   146,686        $   137,411    $   121,445
  Interest bearing deposits                      1,058,322            911,455        919,622
     Total deposits                              1,205,008          1,048,866      1,041,067
  Federal funds purchased and
       securities sold under agreements
     to repurchase                                 128,818             12,648         25,446
  Other short-term borrowings                       68,237                270            564
  Advances from Federal Home Loan Bank             207,790             31,285         31,299
  Collateralized mortgage obligation                 8,682             12,674         13,060
  Long-term debt                                     6,563              3,445          8,838
  Other liabilities                                 23,501             15,718         14,564

        TOTAL LIABILITIES                        1,648,599          1,124,906      1,134,838

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
     2,000,000 shares authorized;
     There were no shares issued and
     outstanding for the periods
     presented.                                     -                 -              -
  Common stock, par value $2.50 per share;
     12,000,000 shares authorized;
     5,623,055 shares issued and outstand-
     ing on September 30 1994; 4,726,181 shares
     issued and outstanding on December 31,
     1993; 4,715,686 shares issued and
     outstanding on September 30, 1993              14,273             11,815         11,789
  Surplus                                           92,913             70,720         70,518
  Retained earnings                                 38,086             34,080         32,200
  Treasury stock, 86,000 shares at cost             (2,136)               -              -
  Net unrealized holding gains (losses) on
     investment securities                          (6,217)               -              -
          TOTAL STOCKHOLDERS' EQUITY               136,919            116,615        114,507

        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                   $ 1,785,518        $ 1,241,521    $ 1,249,345

   See accompanying notes to consolidated financial statements.

<F1>
   Reflects the acquisition of Johnstown Savings Bank ("JSB") accounted for as of the close of business June 30, 1994. See further discussion in Note #3.

                              USBANCORP, INC.
                   CONSOLIDATED FINANCIAL STATEMENT OF INCOME
                      (In thousands, except per share data)
                                    Unaudited

                                             Three Months Ended              Nine Months Ended
                                                 September 30                   September 30
                                             1994          1993              1994 (1)    1993
INTEREST INCOME
   Interest fees on loans and loans held
     for sale:
         Taxable                             $   17,538    $   15,095        $   46,531  $   44,696
         Tax exempt                                 603           314             1,429         828
   Deposits with banks                               95            27               112         103
   Federal funds sold and securities
      purchased under agreements to
      resell                                         44            14                82         359
   Investment securities:
      Available for sale                          4,140         6,075            12,077      17,601
      Held to maturity                            6,835           -              10,753         -
   Assets held in trust for collateralized
      mortgage obligation                           207           322               728       1,010
          Total Interest Income                  29,462        21,847            71,712      64,597

INTEREST EXPENSE
   Deposits                                       9,606         8,330            24,291      24,740
   Federal funds purchased and securities
      sold under agreements to repurchase         1,272            84             1,613         192
   Other short-term borrowings                      471            64               812          68
   Advances from Federal Home Loan Bank           2,094           304             2,861         807
   Collateralized mortgage obligation               241           373               785       1,178
   Long-term debt                                    97           174               223         531
          Total Interest Expense                 13,781         9,329            30,585      27,516

NET INTEREST INCOME                              15,681        12,518            41,127      37,081
   Provision for loan losses                        225           600             1,035       1,800

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                               15,456        11,918            40,092      35,281

NON-INTEREST INCOME
   Trust fees                                       748           639             2,178       1,981
   Net realized and unrealized gains
      (losses) on investment securities              25            29              (186)        502
   Net realized gains on loans and loans
      held for sale                                 181           285               722         554
   Wholesale cash processing fees                   306           333               930         957
   Service charges on deposit accounts              741           732             2,017       2,081
   Net mortgage servicing fees                      468           -                 468         -
   Other income                                     933           585             2,408       1,722
          Total Non-Interest Income               3,402         2,603             8,537       7,797

NON-INTEREST EXPENSE
   Salaries and employee benefits                 6,495         4,958            17,063      14,867
   Net occupancy expense                          1,112           855             3,065       2,526
   Equipment expense                                793           687             2,275       1,949
   Professional fees                                706           601             1,687       1,655
   Supplies, postage, and freight                   625           548             1,718       1,631
   Miscellaneous taxes and insurance                316           294               903         868
   FDIC deposit insurance expense                   702           567             1,874       1,591
   Acquisition charge                                -             -              2,437          -
   Amortization of goodwill and
      core deposit intangibles                      700           224             1,143         609
   Other expense                                  1,818         1,606             4,594       5,125
          Total Non-Interest Expense         $   13,267    $   10,340        $   36,759  $   30,821

INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                      $    5,591    $    4,181        $   11,870  $   12,257
   Provision for income taxes                     1,887         1,333             4,223       4,138

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                 3,704         2,848             7,647       8,119
   Cumulative effect of change in
      accounting principle--adoption
      of SFAS #109                                   -            -                 -         1,452

NET INCOME                                   $    3,704    $    2,848        $    7,647  $    9,571

PER COMMON SHARE DATA:
   Primary:
      Net income                             $     0.65    $     0.60        $     1.51  $     2.17
      Average shares outstanding              5,673,464     4,727,866         5,055,107   4,365,548
   Fully Diluted:
      Net income (before SFAS #109
        benefit)                             $     0.65    $     0.60        $     1.51  $     1.79
      Net income                                   0.65          0.60              1.51        2.11
      Average shares outstanding              5,673,764     4,727,866         5,055,207   4,541,284
   Cash Dividend Declared                    $     0.25    $     0.22        $     0.72  $     0.64

See accompanying notes to consolidated financial statements.

<F1>
The financial data includes a non-recurring after-tax acquisition charge of $1,882,000 or $0.40 per share as a result of the acquisition of JSB.

                                  USBANCORP, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In thousands)
                                     Unaudited

                                                                             Net
                                                                             Unrealized
                                                                             Holding
                              Preferred    Common               Retained     Gains
                              Stock        Stock   Surplus      Earnings     (Losses)  Total
Balance December 31, 1992     $ 13,800     $ 7,456 $ 36,022     $ 25,693     $   -     $ 82,971
Net Income                        -           -        -           9,571         -        9,571
Dividend reinvestment and
   stock purchase plan            -             43      366         -            -          409
Preferred stock converted
  to common stock              (12,468)      1,415   11,053         -            -         -
Preferred stock redeemed        (1,332)       -         (36)        -            -       (1,368)
Secondary common stock
   issuance of 1,150,000
   shares net of issuance
   costs                          -          2,875   23,113         -            -       25,988
Cash dividends declared:
   Preferred stock dividends
     paid on conversion           -            -       -            (103)        -         (103)
   Common stock ($.20 per
     share on 4,436,257
     shares, $0.22 per
     share on 4,708,461
     shares, and $0.22 per
     share on 4,715,686
     shares)                      -            -        -         (2,961)        -       (2,961)
Balance September 30, 1993  $     -        $ 11,789 $ 70,518    $ 32,200         -     $114,507

Balance December 31, 1993   $     -        $ 11,815 $ 70,720    $ 34,080     $   -     $116,615
Net Income                        -            -        -          7,647         -        7,647
Dividend reinvestment and
   stock purchase plan            -              63      521        -            -          584
Common shares issued to
   acquire Johnstown Savings
   Bank (957,857 shares @
   $25.125 per share)             -           2,395   21,672        -            -       24,067
Net unrealized holding gains
   (losses) on investment
   securities                     -            -        -           -          (6,217)   (6,217)
Cash dividends declared:
   Common stock ($0.22 per
      share on 4,737,321
      shares, $0.25 per
      share on 4,745,247
      shares, and $0.25 per
      share on 5,648,550
      shares)                     -            -        -        (3,641)         -       (3,641)
Treasury stock, 86,000 shares
      at cost                     -          (2,136)    -          -             -       (2,136)
Balance September 30, 1994   $    -        $ 12,137 $ 92,913   $ 38,086      $ (6,217) $136,919


See accompanying notes to consolidated financial statements.


                                  USBANCORP, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In thousands)
                                     Unaudited

                                                                      Nine Months Ended
                                                                    September 30
                                                                 1994           1993

OPERATING ACTIVITIES
    Net income                                                   $   7,647      $     9,571
    Adjustments to reconcile net income to net cash
        provided by operating activities:
       Provision for loan losses                                     1,035            1,800
       Depreciation expense                                          1,730            1,528
       Amortization expense of goodwill and core
          deposit intangibles                                        1,143              609
       Amortization expense of purchased mortgage
          servicing rights                                             411             -
       Net amortization of investment securities                       459              689
       Net realized and unrealized losses (gains) on
        investment securities                                          186             (502)
       Net realized gains on loans and loans held for sale            (722)            (554)
       Increase in accrued income receivable                        (3,350)          (1,399)
       Increase (decrease) in accrued expense payable                 (353)           1,513
    Net cash provided by operating activities                        8,186           13,255

INVESTING ACTIVITIES
    Purchases of investment securities and other
     short-term investments                                       (494,745)        (247,519)
    Proceeds from maturities of investment securities and
       other short-term investments                                 95,124          152,240
    Proceeds from sales of investment securities and
     other short-term investments                                  238,454           29,641
    Long-term loans originated                                    (276,584)        (278,302)
    Mortgage loans held for sale                                    (8,781)          (1,036)
    Principal collected on long-term loans                         223,743          184,304
    Loans purchased or participated                                   -              (1,058)
    Loans sold or participated                                      33,331           17,150
    Net increase in credit card receivables
       and other short-term loans                                   (4,646)          (1,306)
    Purchases of premises and equipment                             (1,502)          (1,743)
    Sale/retirement of premises and equipment                           17             -
    Net decrease in assets held in trust for
       collateralized mortgage obligation                            4,285            3,140
   Increase due to JSB acquisition:
      Investment securities                                       (190,092)            -
      Loans                                                       (118,150)            -
      Loans held for sale                                           (4,063)            -
      Premises and equipment                                        (2,422)            -
      Accrued income received                                       (1,857)            -
      Purchased mortgage service rights                            (10,360)            -
      Goodwill and core deposit intangibles                        (25,954)            -
      Other assets                                                  (8,078)            -
    Net increase in other assets                                    (1,858)          (1,713)
    Net cash used by investing activities                       $ (554,138)      $ (146,202)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit                  $  262,756       $  172,634
Payments for maturing certificates of deposits                    (277,768)        (227,489)
Net (decrease) increase in demand and savings deposits             (37,746)          21,794
Net cash received through Integra Branches Acquisition                -              76,537
Net increase in federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings                                 142,698           14,844
Net principal borrowings of advances from Federal
   Home Loan Bank and long-term debt                               110,388           15,902
Preferred stock cash dividends paid                                   -                (397)
Redemption of preferred stock                                         -              (1,368)
Common stock cash dividends paid                                    (3,267)          (2,519)
Proceeds from dividend reinvestment and stock
   purchase plan                                                       584              409
Purchases of treasury stock                                         (2,136)            -
Secondary common stock offering (net of expenses)                     -             25,988
Capital investment in subsidiaries                                    -             (2,100)
Increase due to JSB acquisition:
   Certificates of deposit                                         102,959            -
   Demand and savings deposits                                     105,941            -
   Other short term borrowings                                      41,439            -
   Advances from Federal Home Loan Bank                             65,243            -
   Due to JSB shareholders                                          19,701            -
   Capital                                                          24,067            -
   Other liabilities                                                 7,512            -
Cash cost of JSB acquisition                                       (18,898)           -
Net (decrease) increase in other liabilities                          (551)          1,181
Net cash provided by financing activities                          542,922          95,416

NET DECREASE IN CASH EQUIVALENTS                                    (3,030)        (37,531)

CASH EQUIVALENTS AT JANUARY 1                                       50,415          82,422

CASH EQUIVALENTS AT SEPTEMBER 30                                $   47,385       $  44,891


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

     With respect to the unaudited consolidated financial information of the Company for the three and nine month periods ended September 30, 1994, and 1993, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate report dated October 24, 1994, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1993, numbers are derived from audited financial statements.

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's "Annual Report and Form 10-K" for the year ended December 31, 1993.

3.   Johnstown Savings Bank ("JSB") Acquisition

     For financial reporting purposes, the Merger ("Merger") with JSB was consummated and control was passed to USBANCORP on June 30, 1994. USBANCORP merged JSB with and into U.S. Bank, a wholly-owned subsidiary of USBANCORP, with U.S. Bank surviving the Merger. The separate existence of JSB ceased, and all property, rights, powers, duties, obligations and liabilities of JSB were automatically transferred to U.S. Bank, in accordance with Federal and Pennsylvania law. Immediately following the Merger, U.S. Bank caused the intracompany sale by Standard Mortgage Corporation of Georgia, a wholly-owned subsidiary of JSB, of all its assets, subject to all of its liabilities to SMC Acquisition Corporation, an indirect subsidiary of Community. SMC Acquisition Corporation was renamed Standard Mortgage Corporation of Georgia and is a mortgage banking company organized under the laws of the State of Georgia and originates, sells, and services residential mortgage loans.

     The Merger was treated as a purchase for financial accounting purposes. The recorded purchase price was based on the average of the closing price of USBANCORP Common Stock ("UBAN") on the NASDAQ/NMS for the ten trading days immediately preceding July 11, 1994, the final closing date of the transaction. The ten day average of USBANCORP's Common Stock was $25.125, which resulted in a final cost of the acquisition being $43.8 million, which was paid by the issuance of 957,857 common shares and $19.7 million in cash. Accounting for the acquisition as a purchase, USBANCORP has recognized newly created core deposit intangibles of $5.7 million and goodwill of $20.2 million and began realizing net income immediately from July 1, 1994. The core deposit intangible is being amortized over a ten-year period while the goodwill intangible is being amortized over a fifteen-year period. Additionally, a $1,882,000 or $0.40 per share after-tax non-recurring acquisition restructuring charge, including such items as employee severance, data processing conversion, and legal and professional fees, was recognized by the Company in the 1994 second quarter.

     For the year ended December 31, 1993, JSB reported net income of $3,361,000. On a pro forma basis for the year ended December 31, 1993, and the nine months ended September 30, 1994, the combined consolidated statements of income for USBANCORP and JSB would have reflected the following key performance items: net interest income of $58.0 million in 1993 and $46.7 million in 1994, income before cumulative effect of change in accounting principle and acquisition charge of $12.2 million in 1993 and $9.6 million in 1994, and fully diluted earnings per share before cumulative effect of change in accounting principle and acquisition charge of $2.19 in 1993 and $1.69 in 1994. These pro forma amounts were based upon the historical consolidated statements of income of USBANCORP and JSB after giving effect to the purchase accounting adjustments as of the beginning of the periods presented.

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

5.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. The Company made $3,210,000 in federal income tax payments for the first nine months of 1994 as compared to $3,990,000 for the same 1993 interim period. Total interest expense paid amounted to $28,990,000 in 1994's first nine months compared to $26,003,000 in the same 1993 period.

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

Investment securities available for sale:

                                          September 30, 1994
                                               Gross         Gross
                                    Book       Unrealized    Unrealized   Market
                                    Value      Gains         Losses       Value
          U.S. Treasury             $ 24,775   $       --    $    (452)   $ 24,323
          U.S. Agency                 46,596           64       (2,375)     44,285
          State and municipal          1,480            1          (97)      1,384
          Mortgage-backed
             securities(1)           151,079          116       (3,781)    147,414
          Other securities(2)         39,945          227         (821)     39,351
               Total                $263,875   $      408    $  (7,526)   $256,757

<F1>Approximately 98% of these obligations represent
    U.S. Agency issued securities.
<F2>Other investment securities include corporate
    notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity:

                                                    September 30, 1994
                                                     Gross         Gross
                                          Book       Unrealized    Unrealized  Market
                                          Value      Gains         Losses      Value
  U.S. Treasury                           $  5,408   $      --     $     (1)   $  5,407
  U.S. Agency                               35,847          --       (2,012)     33,835
  State and municipal                      112,078         996       (3,733)    109,341
  Mortgage-backed securities(1)            356,818       1,610       (8,613)    349,815
  Other securities(2)                        2,863          17          (56)      2,824
         Total                            $513,014   $   2,623     $(14,415)   $501,222

<F1>Approximately 98% of these obligations represent
    U.S. Agency issued securities.
<F2>Other investment securities include corporate
    notes and bonds, asset-backed securities, and equity securities.


     Prior to the first quarter 1994 adoption of SFAS #115, the entire investment security portfolio, as described in the tables below, was classified as "available for sale." The investment security portfolio was carried at the lower of aggregate amortized cost or market value; any necessary valuation adjustments were recorded in the Consolidated Financial Statement of Income as a "Net unrealized gain or loss on investment securities available for sale" (in thousands):

                                   December 31, 1993
                                           Gross        Gross
                               Book        Unrealized Unrealized  Market
                               Value       Gains      Losses      Value

          U.S. Treasury        $ 13,333    $      186 $     (16)  $ 13,503
          U.S. Agency            72,648           890      (116)    73,422
          State and municipal    44,547         1,129       (90)    45,586
          Mortgage-backed
             securities(1)      251,631         2,379    (1,402)   252,608
          Other securities(2)    46,553           680       (37)    47,196
               Total           $428,712    $    5,264 $  (1,661)  $432,315

<F1>Approximately 95% of these obligations represent
    U.S. Agency issued securities.
<F2>Other investment securities include corporate
    notes and bonds, asset-backed securities, and equity securities.


                                          September 30, 1993

                                                Gross        Gross
                                       Book     Unrealized Unrealized Market
                                       Value    Gains      Losses     Value
          U.S. Treasury                $ 12,448 $      274 $     (10) $ 12,712
          U.S. Agency                    75,191      1,290      (999)   75,482
          State and municipal            40,880      1,116       (20)   41,976
          Mortgage-backed
             securities(1)              253,861      4,251      (715)  257,397
          Other securities(2)            49,959        903      (126)   50,736
               Total                   $432,339 $    7,834 $  (1,870) $438,303

<F1>Approximately 95% of these obligations
    represent U.S. Agency issued securities.
<F2>Other investment securities include corporate
    notes and bonds, asset-backed securities, and equity securities.

    All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method and are included in "Net realized and unrealized gain or loss on investment securities."

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."
At September 30, 1994, 95.1% of the portfolio was rated "AAA" and 96.0% "AA" or higher as compared to 88.9% and 90.6%, respectively, at September 30, 1993. Only 1.0% of the portfolio was rated below "A" or unrated on September 30, 1994.

7.   Mortgage Loans Held for Sale

     At September 30, 1994, $12,844,000 of 30-year residential mortgage loans originated during 1994 were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months and retain servicing rights for their remaining lives; this strategy will be executed in an effort to help neutralize long-term interest rate risk. The residential mortgage loans held for sale are carried at the lower of aggregate amortized cost or market value. Realized gains and losses are calculated by the specific identification method and are included in "Net realized gain or loss on loans held for sale;" unrealized net valuation adjustments (if any) are recorded in "Net unrealized gain or loss on loans held for sale" on the Consolidated Financial Statement of Income.

8.   Loans

     The loan portfolio of the Company consists of the following
(in thousands):


                                September 30  December 31  September 30
                                    1994         1993         1993
     Commercial                 $137,726      $ 99,321     $102,699
     Commercial loans secured
        by real estate           166,623       126,044      126,732
     Real estate - mortgage      411,482       338,778      334,261
     Consumer                    161,740       167,883      170,953
        Loans                    877,571       732,026      734,645
     Less:  Unearned income        4,157         5,894        6,840
     Loans, net of unearned
        income                  $873,414      $726,132     $727,805


     Real estate-construction loans were not material at these presented dates and comprised 1.9% of total loans net of unearned income at September 30, 1994. The Company has no credit exposure to foreign countries and borrowers or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

    An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                   1994       1993          1994      1993
Balance at beginning of period     $19,247    $14,007       $15,260   $13,752
Addition due to JSB acquisition       -          -            3,422      -
Charge-offs:
     Commercial                         38         21           251       326
     Real estate-mortgage               27         24           155       628
     Consumer                          140        145           420       559
     Total charge-offs                 205        190           826     1,513

Recoveries:
     Commercial                         83        146           187       237
     Real estate-mortgage               43         -             87        12
     Consumer                          102        113           330       388
     Total recoveries                  228        259           604       637

Net charge-offs (recoveries)           (23)       (69)          222       876
Provision for loan losses              225        600         1,035     1,800
Balance at end of period           $19,495    $14,676       $19,495   $14,676

As a percent of average loans
    and average loans held for
    sale, net of unearned
    income:
    Annualized net charge-offs
       (recoveries)                 (0.01)%    (0.04)%        0.04%     0.17%
    Provision for loan losses
       (annualized)                  0.10       0.33          0.18      0.34
Allowance as a percent of loans
   and loans held for sale,
   net of unearned income at
   period end                        2.20       2.01          2.20      2.01
Allowance as a multiple of
   annualized net charge-offs,
   at period end                       *         *          65.68x     12.57x

*Not meaningful.

(For additional information, refer to the "Provision for Loan Losses" and "Loan
Quality" sections in the Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations on pages 33 and 46, respectively.)



10. Components of Allowance for Loan Losses

    The following table sets forth the allocation of the allowance for loan losses among various categories. This allocation is based upon historical experience and management's review of the loan portfolio. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

                   September 30, 1994          December 31, 1993          September 30, 1993
                               Percent of                 Percent of               Percent of
                               Loans in                   Loans in                 Loans in
                               Each                       Each                     Each
                               Category                   Category                 Category
                 Amount        to Loans(1)    Amount      to Loans(1)     Amount   to Loans(1)
Commercial       $ 1,761        15.5%         $ 1,637      13.6%          $ 2,222   13.9%
Commercial
  loans secured
  by real
  estate           5,448        18.7            4,073      17.2             4,312   17.2
Real Estate -
  mortgage           339        47.6              279      46.3               274   45.7
Consumer           1,432        18.2            1,636      22.9             1,849   23.2
Allocation to
  general risk    10,515          -             7,635        -              6,019     -

     Total       $19,495       100.0%         $15,260     100.0%          $14,676  100.0%

<F1>Includes loans "held for sale."


     At September 30, 1994, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note #9.)


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

     The following table presents information concerning non-performing assets (in thousands, except percentages):


                         September 30                  December 31           September 30
                             1994                          1993                  1993
Non-accrual loans        $6,058                        $5,304                $4,270
Insured loans past due 90
   days or more             414                           203                   381
Other real estate owned     660                           991                 4,002
Total non-performing
    assets               $7,132                        $6,498                $8,653

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate
   owned                    0.80%                         0.89%                1.18%


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

                                         Three Months Ended   Nine Months Ended
                                         September 30         September 30
                                         1994    1993         1994      1993
Interest income due in accordance
   with original terms                   $ 133   $  81        $ 381     $ 492
Interest income recorded                  (175)   ( 25)        (543)     (209)
Net reduction (increase) in
   interest income                       $ (42)  $  56        $(162)    $ 283


12.  Income Taxes

     During the first quarter of 1993 the Company adopted Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes." SFAS #109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and income tax bases of assets and liabilities given the provisions of the enacted tax laws. This adoption resulted in the recognition of a non-recurring benefit of $1,452,000 (net of a valuation allowance of $325,000) or $0.35 per share on a fully diluted basis. Net deferred income taxes of $10,159,000 have been provided as of September 30, 1994, on the differences between taxable income for financial and tax reporting purposes.

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


                                   Shares           Shares          Option
                                   Under            Available       Price
                                   Option           For Option      Per Share
 Balance at December 31, 1992      27,334           99,000

          Options granted          27,500          (27,500)         22.56
          Options exercised        (5,000)            -             17.25
          Options cancelled or
             expired                  -               -

  Balance at December 31, 1993     49,834           71,500

          Options granted          25,500          (25,500)         23.88
          Options exercised        (2,167)            -             17.25
          Options exercised        (4,000)            -             22.56
          Options cancelled or
             expired                  -               -

  Balance at September 30, 1994    69,167           46,000

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

15.  Common Stock Issuance

     On February 10, 1993, USBANCORP completed the sale of 1,150,000 shares of Common Stock at an offering price of $24.50 per share. This provided the Company with $26 million in net proceeds after payment of related issuance expenses. Approximately $1.4 million of the offering proceeds were used to redeem the remaining unconverted Series A Preferred Stock on April 7, 1993. Of the offering proceeds, $2,000,000 was downstreamed as a capital infusion into Three Rivers Bank on April 5, 1993, in connection with the Integra Branches Acquisition to adequately capitalize the $88 million of deposits acquired. The remaining offering proceeds of $22.6 million were used by USBANCORP to pay the $19.7 million cash liability to JSB shareholders and for general corporate purposes.

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

17.  Off-Balance Sheet Derivative Products

     Policies

     The Company enters into interest rate swap agreements to help manage interest rate and market valuation risk exposure which is incurred in normal recurrent banking activities. The interest differential to be paid or received is accrued by the Company and recognized as interest expense in the current period. Since only interest payments are exchanged, the cash requirements and exposure to credit risk are significantly less than the notional amount.
The Company also utilizes interest rate caps. These instruments are designated as hedges and gains or losses related to changes in their value are deferred and recognized as interest expense during the hedge period. A summary of the off-balance sheet derivative transactions completed to date are as follows:

     CMO Liability Hedge

     During the first quarter of 1994, the Company entered into an interest rate swap agreement with a notional amount of $10 million and a termination date of February 11, 1997. Under the terms of the swap agreement, the Company will receive a fixed interest rate of 5% and pay a floating interest rate defined as the 90-day USD-Libor which resets quarterly. The counter-party in this unsecured transaction is PNC Bank.

     This swap agreement was initiated to hedge interest rate risk in a declining, stable, or modestly rising rate environment. Specifically, this transaction hedges the CMO liability on the Company's Balance Sheet by effectively converting the fixed percentage cost to a variable rate cost. This hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with a change in the market value of the CMO liability. Overall, this swap agreement favorably reduced interest expense by $41,000 in the first nine months of 1994.

     Leverage Program Hedge


     On September 28, 1994, the Company completed hedging transactions with a notional amount of $100 million. The counter-party in these unsecured transactions is Mellon Bank. The $100 million notional amount was comprised of the following:


     a $50 million interest rate swap agreement whereby the Company pays a one year fixed interest rate of 6.08% and receives 90 day Libor which resets quarterly. The termination date of this swap agreement is September 28, 1995.


     a $50 million interest rate cap on 90 day Libor whereby the cap amounts to 5.25% for the period covering September 28, 1994, through March 28, 1995, and then 5.75% for the period from March 29, 1995, through September 28, 1995. The cost of this cap was 63 basis points or $315,000 and is being amortized as an interest expense over the life of the cap.

     The Company purchased these derivative products to hedge an interest rate mismatch that existed between the investment securities portfolio and short-term Federal Home Loan Bank borrowings. This mismatch was created upon consummation of the balance sheet leverage program (see further discussion in M.D.& A. on page 27.) which increased the Company's six month GAP to negative $277 million or -15.5% of total assets in September 1994 prior to the execution of any hedge transactions. This hedge reduced interest rate risk since after the hedge was put in place, the Company's negative six month static GAP was reduced by $100 million to negative $177 million or -9.9% of total assets. The interest rate swap portion of this hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with any change in the market value of the securities portfolio. These derivative transactions had no material impact on the financial statements for either the quarter or nine months ended September 30, 1994. For the fourth quarter 1994, however, these hedge transactions are expected to increase interest expense by approximately $190,000.

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counter-parties is remote.

     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. In addition to interest rate swaps and caps, the policy also allows for the use of interest rate floors. The
Company has not instituted the use of interest rate floors as of September 30, 1994.

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

19.   Goodwill and Core Deposit Intangible Assets

      USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $21.2 million of goodwill and $6.5 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 Johnstown Savings Bank acquisition ($25.9 million) and the 1993 Integra Branches acquisition ($1.2 million).

      Intangible assets are typically created when companies pay a premium over book value to make acquisitions of businesses and use the "purchase" method of accounting. There are two types of intangibles. Identifiable intangibles are those that relate to the fair market value of specific customer relationships. Acquisitions of items such as core deposit liabilities and mortgage servicing rights create this type of intangible. The current value of future revenues attributable to such relationships is used in order to establish the amount of identifiable intangibles. A second category of intangibles is goodwill. Goodwill represents the excess of the purchase price (premium) over the fair market value of the assets (including identifiable intangibles) and liabilities acquired.

      USBANCORP believes these intangible assets represent real value to the Company. For example, the total intangible assets created with the JSB acquisition amounted to $20.2 million in goodwill and $5.7 million in core deposit intangibles. The Company paid this premium for JSB and believes its franchise value has been strengthened by the acquisition for several reasons:

   JSB's strong customer base, excellent branch locations, and approximately $200 million of stable low cost core deposits allowed the Company to obtain a 26% market share leadership position in Cambria County - one of its primary markets.

   the intra-market consolidation opportunities will provide for significant future ongoing cost savings which will approximate
   $3.8 million annually on a pre-tax basis when fully implemented by the end of 1995.

      Under accounting rules, intangibles are amortized over a period of time and eventually disappear as an asset on the balance sheet. The Company is amortizing core deposit intangibles over periods ranging from five to ten years while goodwill is being amortized over a 15 year life. The straight line method of amortization is being used for both of these categories of intangibles. It is important to note that this intangible amortization expense is not a cash flow item. The following table reflects the future amortization expense of the intangible assets (in thousands):



                Remaining 1994             $   661
                      1995                   2,493
                      1996                   2,408
                      1997                   2,408
                      1998                   2,222
                      1999                   2,066
                2000 and after              15,450


      A reconciliation of the Company's intangible asset balances for the first nine months of 1994 is as follows (in thousands):

       Total goodwill & core deposit
          intangible assets at 12/31/93       $ 2,897

       Goodwill & core deposit intangibles
          resulting from JSB acquisition       25,954

        Intangible amortization expense
          through 9/30/94                      (1,143)

        Total goodwill & core deposit
          intangible assets at 9/30/94        $27,708


      The value of these intangibles is reassessed regularly by the Company. If it is determined that the value of any asset is permanently impaired, appropriate adjustments to the book value of that asset are made.

20.  Federal Home Loan Bank Borrowings

   Total FHLB borrowings consist of the following (in thousands, except percentages):

         Type                Maturing         Amount      Weighted
                                                          Average
                                                          Rate
        Flexline             Overnight        $ 32,500    5.00%


        Advances and         1994              157,826    4.86
           wholesale re-     1995              119,000    5.65
           purchase agree-   1996               21,244    5.56
           ments             1997                2,750    5.61
                             1998                6,750    5.86
                             1999                  296    6.09
                             2000                3,750    6.15
                             2001                6,750    8.15
                             2002                2,500    6.59
                             2003                3,750    6.63
         Total Advances and                    324,616    5.34
          wholesale repurchase
          agreements


          Total FHLB Borrowings               $357,116    5.31%

   All of the above borrowings bear a fixed rate of interest, except for the Flexline rate, which can change daily. All FHLB stock and an interest in unspecified mortgage loans, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")


THIRD QUARTER 1994 vs. THIRD QUARTER 1993


.....PERFORMANCE OVERVIEW.....The Company's net income for the third quarter of 1994 totalled $3,704,000 or $0.65 per share on a fully diluted basis. When compared to the $2,848,000 or $0.60 per share on a fully diluted basis reported for the same 1993 quarter, the 1994 results reflect an $856,000 or 30.1% earnings increase and a $0.05 or 8.3% improvement in fully diluted earnings per share. For the third quarter of 1994, the Company's return on average equity increased by 76 basis points to 10.74% while the return on average assets declined by five basis points to 0.85%.

     The Company's 1994 third quarter results reflect the impact of the Johnstown Savings Bank acquisition which was included in the Company's operating results for the entire quarter. The Company's improved financial performance was due to a reduced loan loss provision, increased non-interest income, and increased net interest income resulting from the JSB acquisition and the implementation of a balance sheet leveraging program. These positive items were partially offset by increased non-interest expense caused largely by the JSB acquisition. In conjunction with this acquisition, the Company also issued 957,857 new shares of common stock which contributed to the 20% increase in weighted average fully diluted shares outstanding to 5,674,000. The impact of these additional shares was the primary reason that the fully diluted EPS growth rate was lower than the net income growth rate in the third quarter of 1994. The following table summarizes some of the Company's key performance indicators (in thousands, except ratios):

                             Three Months Ended    Three Months Ended
                             September 30, 1994    September 30, 1993

 Net income                  $ 3,704               $ 2,848

 Fully diluted earnings
    per share                   0.65                  0.60

 Return on average assets       0.85%                 0.90%

 Return on average equity      10.74                  9.98

 Average fully diluted common
    shares outstanding         5,674                 4,728


 .....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is impacted by interest rate fluctuations, as well as, changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to maintain a stable net interest margin percentage during periods of fluctuating interest rates. The following table compares the Company's net interest income performance for the third quarter of 1994 to the third quarter of 1993 (in thousands, except percentages):

                             Three Months Ended
                             September 30
                             1994      1993      $ Change  % Change
Interest income              $ 29,462  $ 21,847  7,615     34.9
Interest expense               13,781     9,329  4,452     47.7
Net interest income            15,681    12,518  3,163     25.3
Tax-equivalent
   adjustment                     549       192    357    185.9
Net tax-equivalent
   interest income           $ 16,230  $ 12,710  3,520     27.7

Net interest margin             4.00%     4.28%  (0.28)%     *

*Not meaningful.

    USBANCORP's net interest income on a tax-equivalent basis increased by $3,520,000 or 27.7% while the net interest margin percentage declined by 28 basis points to 4.00%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the JSB acquisition ($313 million) and a balance sheet leverage program ($120 million). For the third quarter of 1994, total average earning assets were $439 million higher than the comparable 1993 period. Net interest income was also enhanced by approximately $100,000 of non-accrual loan interest recoveries. While the leverage program and the JSB acquisition did cause an increase in net interest income, these same two factors also caused a compression in the Company's net interest margin percentage which is fully explained in the following discussion.

.....LEVERAGE PROGRAM.....In the third quarter of 1994, management fully implemented a previously disclosed program designed to better leverage the Company's balance sheet and equity. This leverage program consisted of the purchase of an aggregate $120 million pool of Federal Agency mortgage-backed securities. The pool is composed of 15-year fixed-rate mortgage-backed securities, seven-year balloons and adjustable-rate mortgage securities. Approximately 60% of the pool is adjustable-rate and 40% fixed-rate with a duration of approximately 3.6 years. This project is funded through the Federal Home Loan Bank using one-year term funds tied to 90 day Libor, 30 and 90 day wholesale reverse repurchase agreements and overnight funds.

     While this leverage program favorably increased net interest income dollars it did, however, contribute to a lower net interest margin percentage since the average spread earned on the funds deployed in the leverage program approximated 235 basis points compared to the Company's more typical net interest spread of approximately 365 basis points. The following table isolates the impact that the leverage program had on some of the Company's key performance items in the third quarter of 1994 (in thousands, except percentages):


                                                  Third Quarter       Net Impact
                           Actual Third           1994 Excluding      of Leverage
                           Quarter 1994           Leverage Program    Program
   Net tax-equivalent
      interest income      $    16,230            $    15,519         $    711

   Net interest margin          4.00%                  4.12%             (0.12%)

   Average earning assets  $ 1,628,470            $ 1,508,470         $120,000

   Return on average
       equity                  10.74%                  9.40%              1.34%


    It is recognized that interest rate risk does exist, particularly in a rising interest rate environment, from this leverage program. Management, however, has the necessary hedging measurement methods, policies, and Board approvals available to reduce this risk to a neutral position, as well as, the necessary cash flow from the total investment portfolio to de-lever this program if desired. (See further discussion under Note #17).

    The Company's core net interest margin performance (excluding the leverage program) did decline to 4.12% in the third quarter of 1994 after being relatively stable in the 4.30% range for the prior four quarters. This decline was due almost entirely to the JSB acquisition and their lower net interest margin performance (i.e. During the first half of 1994, JSB's net interest margin approximated 3.10%). The Company was able to improve JSB's net interest margin performance by approximately 70 basis points as a result of an investment portfolio repositioning strategy executed in the month immediately following acquisition. The Company elected to sell 90% of JSB's securities portfolio, which was comprised primarily of collateralized mortgage obligations yielding approximately 5.50%, and replace it with Federal Agency mortgage pass through securities yielding approximately 7.0% with a similar average life of approximately 3.5 years. The Company prefers mortgage pass through securities because these instruments have more predictable cash flows and less market valuation risk than collateralized mortgage obligations. No gain or loss was recognized on the sale of these securities for book purposes since they had already been marked to market through purchase accounting at the acquisition date.

    Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the third quarter of 1994 increased by $8 million or 36.2% when compared to the same 1993 period. This increase was due to the previously mentioned $439 million increase in total average earning assets which caused interest income to rise by $7.1 million. A favorable asset mix redeployment impacted interest income as the Company's loan to deposit ratio averaged 71.7% in the third quarter of 1994 compared to 69.2% in the third quarter of 1993. These positive factors were partially offset by an overall eight basis point decline in the total earning asset yield to 7.35%. This decrease was due to an unfavorable rate variance in the loan portfolio as the Company's total loan yield dropped by 23 basis points to 8.33%. The national and local market trend of accelerated customer refinancing of mortgage loans during the second half of 1993 contributed materially to the declining yield experienced in the loan portfolio. This more than offset the repricing benefit received in the commercial loan portfolio during 1994 as the prime rate has increased by 175 basis points so far this year.

    The Company's total interest expense for the third quarter of 1994 increased by $4.5 million or 47.7% when compared to the same 1993 period. This increase was also caused by a $426 million increase in average interest bearing liabilities resulting from the previously mentioned JSB acquisition and FHLB borrowings used to fund the leverage program. These increased FHLB borrowings also negatively impacted the liability mix and overall cost of funds since the cost of these borrowings averaged 4.73% for the third quarter of 1994 compared to the Company's core cost of deposits of 3.54%. This 3.54% cost of core deposits represented an eight basis point decline from the prior year quarter and favorably reduced interest expense by $279,000.

    This decline is primarily a result of management repricing all deposit categories downward in the declining interest rate environment experienced during 1993 and generally maintaining those low rates for non-certificate of deposit products during the rising rate environment experienced in the first nine months of 1994. (See further discussion under Interest Rate Sensitivity on page 47 regarding future limitations on the Company's ability to continue to maintain these low core deposit rates). It has been management's ongoing pricing strategy to position USBANCORP's deposit rates within the lower quartile of deposit rates offered by commercial banks in its market area. During the third quarter of 1994, the Company positioned its deposit pricing within the lower half of deposit rates offered by commercial banks in its market area. This temporary increase in deposit pricing was done for several reasons: to help retain customers immediately after the JSB acquisition during a critical period which included a computer system conversion, to try to encourage customer deposit extension in a rising interest rate environment, and to use lower cost deposits as a source of funds to replace higher cost and more rate sensitive FHLB borrowings which were being used to fund a portion of JSB's acquired balance sheet. Management believes that a constant level of high service quality mitigates the impact this rate positioning strategy has on the deposit base size and funds availability provided that the rates offered are not appreciably below competition. Additionally, the use of an interest rate swap during the third quarter of 1994 as a hedge against the CMO liability permitted the Company to effectively reduce the cost of the CMO liability by 36 basis points to 10.55%. (See detailed discussion in Note #17.) The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to increase by eight basis points from 3.78% during the third quarter of 1993 to 3.86% during the third quarter of 1994.

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

Three Months Ended September 30 (In thousands, except percentages)

                                      1994                          1993
                                      Interest                      Interest
                           Average    Income/   Yield/   Average    Income/   Yield/
                           Balance    Expense   Rate     Balance    Expense   Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income       $  877,615 $ 18,333  8.33%    $  726,464 $ 15,498  8.56%
   Deposits with banks          8,434       95  4.43          4,057       27  2.67
   Federal funds sold
     and securities
     purchased under
     agreement to resell        4,041       44  4.19          1,711       14  3.28
   Investment securities:
      Available for sale      281,169    4,141  5.88        441,537    6,178  5.61
      Held to maturity        447,298    7,191  6.42            -         -    -
      Total investment
         securities           728,467   11,332  6.21        441,537    6,178  5.61

   Assets held in trust for
      collateralized
      mortgage obligation       9,913      207  8.28         15,943      322  7.99
Total interest earning
   assets/interest income   1,628,470   30,011  7.35      1,189,712   22,039  7.43
Non-interest earning assets:
   Cash and due from banks     47,773                        32,556
   Premises and equipment      19,142                        16,656
   Other assets                58,053                        28,227
   Allowance for loan
      losses                  (19,359)                      (14,362)
TOTAL ASSETS               $1,734,079                    $1,252,789

Interest bearing
   liabilities:
   Interest bearing
      deposits:
   Interest bearing
      demand               $  117,741  $   517  1.74%    $  102,162  $   529  2.08%
   Savings                    275,142    1,379  1.99        234,627    1,434  2.45
   Other time                 684,741    7,710  4.47        584,952    6,367  4.37
   Total interest bearing
      deposits              1,077,624    9,606  3.54        921,741    8,330  3.62

   Short term borrowings:
      Federal funds
        purchased, secur-
        ities sold under
        agreements to
        repurchase and other
        short-term
        borrowings            161,450    1,743  4.35         21,131      148  2.81
   Advances from Federal
      Home Loan Bank          160,263    2,094  5.11         24,593      304  4.96
   Collateralized mortgage
      obligation                9,032      241  10.55        13,713      373  10.91
   Long-term debt               7,694       97   5.00         8,678      174  8.04
Total interest bearing
   liabilities/interest
   expense                  1,416,063   13,781   3.86       989,856    9,329  3.78
Non-interest bearing
   liabilities:
   Demand deposits            146,221                       128,026
   Other liabilities           35,004                        21,691
   Stockholders' equity       136,791                       113,216
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                  $1,734,079                    $1,252,789

Interest rate spread                            3.49                          3.65
Net interest income/
   net interest margin                  16,230  4.00%                 12,710  4.28%
Tax-equivalent adjustment                 (549)                         (192)
Net Interest Income                   $ 15,681                      $ 12,518


....PROVISION FOR LOAN LOSSES.....The Company's asset quality permitted a $375,000 reduction in the loan loss provision to $225,000 or 0.10% of total loans in the third quarter of 1994 compared to a provision of $600,000 or 0.33% of total loans in the third quarter of 1993. This reduced provision level combined with net recoveries of 0.01% of total loans caused the allowance for loan losses to increase during the quarter. At September 30, 1994, the balance in the allowance for loan losses totalled $19.5 million or 273.4% of total non-performing assets.

              At September 30, 1994, management believed the allowance for loan losses was adequate at each subsidiary bank for potential losses inherent in the portfolio at that date. Furthermore, the allowance for loan losses at each of the Company's banking subsidiaries was well within compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the estimated reserve requirement. At September 30, 1994, the Company's aggregate unallocated reserve was $10.5 million or 117% of the reserve needed.
(See Allowance for Loan Losses Note #9.)


.....NON-INTEREST INCOME.....Non-interest income for the third quarter
1994 totalled $3.4 million which represented a $799,000 or 30.7% increase when compared to the same 1993 period. This increase was primarily due to the following items:

       the inclusion of $468,000 of net mortgage servicing income generated from a mortgage banking subsidiary acquired with the JSB acquisition. This amount resulted from $879,000 of mortgage servicing fees net of $411,000 of amortization expense of the cost of purchased mortgage servicing rights. As of September 30, 1994, this mortgage banking subsidiary was servicing $1.2 billion of mortgage loans.

       a $109,000 or 17.1% increase in trust fees to $748,000 in the third quarter of 1994. This core trust fee growth is prompted by the profitable expansion of the Company's business throughout western Pennsylvania including the Greater Pittsburgh marketplace. The Trust staff's marketing skills combined with their proven ability to deliver quality service has been the key to the Company's growth rate, which has approximated 20% annually for each of the past four years. While there can be no assurances of continuation of this trend, these factors provide a foundation for future growth of this important source of fee income.

       a $348,000 increase in other income due primarily to additional fee income resulting from the JSB acquisition. Examples of fee income sources demonstrating increases are: credit card charges, insurance commissions, other mortgage banking processing fees, ATM transaction charges, and bond handling fees.

.....NON-INTEREST EXPENSE.....Non-interest expense for the third quarter of 1994 totalled $13.3 million which represented a $2.9 million or 28.3% increase when compared to the same 1993 period. The acquisition of JSB has been the primary reason for the increase experienced in each of the expense line items and is evidenced by the following more significant changes:

       a $1,537,000 increase in salaries and employee benefits due to the addition of 133 full time equivalent employees ("FTE") associated with the JSB acquisition, planned wage increases approximating 4.0%, and generally higher group medical insurance costs. The Company also incurred higher overtime costs during the third quarter of 1994 due to a computer system conversion related to this same acquisition. Excluding the JSB acquisition, total FTE were relatively constant between periods.

       a $476,000 increase in amortization expense due entirely to the amortization of the goodwill and core deposit intangibles resulting from the JSB acquisition. (See further discussion in Note #19.)

       a $257,000 increase in net occupancy expense due to the costs associated with operating six additional JSB branches during the third quarter and the occupancy costs related to the mortgage banking subsidiary. The Company expects these costs to decline in the future because by the end of the third quarter two of these branches were consolidated into existing branches in the Company's retail delivery system.

       a $135,000 increase in FDIC deposit insurance expense caused by the addition of approximately $200 million of deposits associated with the JSB acquisition.


.....NET OVERHEAD BURDEN.....The Company's net overhead to average assets ratio showed improvement as it dropped from 2.45% in the third quarter of 1993 to 2.26% in the third quarter of 1994. The Company's net overhead to tax equivalent net interest income ratio was relatively stable at 60.8% for that same time frame. Management has targeted a goal of reducing the Company's net overhead expense to net interest income ratio to 55% over the next three years through productivity enhancements, operational efficiencies, and economy of scale benefits. The successful integration of JSB and the cost savings from intra-market consolidation related opportunities are essential to achieving this goal.

.....JSB INTEGRATION BENEFITS.....During the third quarter of 1994, the Company began the process of integrating JSB into its U.S. Bank subsidiary in order to begin realizing as soon as possible the previously disclosed $3.8 million of annual pre-tax savings opportunities resulting from this intra-market consolidation. Specific cost savings/revenue generating actions completed during the third quarter of 1994 included: a computer conversion from JSB's outside data processing service bureau to U.S. Bank's internal data processing system, the consolidation of two JSB branches into the Company's existing retail delivery system, the consolidation of several administrative functions such as executive administration, accounting and internal audit, the transfer of U.S. Bank's mortgage servicing to Standard Mortgage Corporation, an investment portfolio repositioning strategy that resulted in the sale of approximately 90% of JSB's securities portfolio (see complete discussion under net interest income on page 26), and the repricing of several deposit products. With the exception of the investment portfolio repositioning and the consolidation of administrative functions, the majority of these initiatives were not completed until mid-September so there was minimal cost savings benefit in the third quarter. The favorable pre-tax benefits recognized during the third quarter due to the investment portfolio repositioning and administrative function consolidation amounted to approximately $550,000.


.....INCOME TAX EXPENSE.....The Company's provision for income taxes for the third quarter of 1994 was $1.9 million reflecting an effective tax rate of 33.8%. The Company's 1993 third quarter income tax provision was $1.3 million or an effective tax rate of 31.9%. The $554,000 increase in income tax expense was due to the higher level of pre-tax earnings in the third quarter of 1994 combined with a modest increase in the effective tax rate due to the JSB acquisition (i.e. JSB has less tax-free assets on a relative percentage basis in comparison to the Company's other subsidiaries. Additionally, the non-deductibility of certain purchase accounting adjustments for tax purposes also contributed to the higher effective tax rate).

                   NINE MONTHS ENDED SEPTEMBER 30, 1994
                                   vs.
                   NINE MONTHS ENDED SEPTEMBER 30, 1993


.....PERFORMANCE OVERVIEW.....The Company's net income for the first nine months of 1994 totalled $9,529,000 or $1.88 per share on a fully diluted basis, exclusive of the impact of a $1,882,000 after-tax non-recurring acquisition charge. This previously disclosed acquisition charge related to the June 30, 1994, completed intra-market purchase of $344 million Johnstown Savings Bank and included expense recognition for one-time integration costs such as employee severance, data processing conversion, and legal and professional fees. The Company's reported results, before the acquisition charge, compared favorably to net income before a cumulative effect of change in accounting principle of $8,119,000 or $1.79 per fully diluted share reported for the same period of 1993. The Company's 1993 net income results also included a $1,452,000 or $0.35 per share non-recurring benefit due to the adoption of SFAS #109; no such change in accounting principle was recognized in the first nine months of 1994.

       Before the acquisition charge and SFAS #109 benefit, net income between periods increased by $1,410,000 or 17.4% while fully diluted earnings per share increased by a lesser amount of $0.09 or 5.0%. The Company's return on average assets was constant at 0.90% while the return on average equity increased by 17 basis points to 10.33%. The Company's improved net income was due to a reduced loan loss provision, increased non-interest income, and increased net interest income resulting from the JSB acquisition and the implementation of a balance sheet leveraging program. These positive items were partially offset by increased non-interest expense caused largely by the JSB acquisition. The growth of net income, however, was exceeded on a relative basis by the growth in common shares outstanding due to the Company's successful February 1993 secondary Common Stock offering which resulted in the issuance of 1,150,000 new shares of the Company's Common Stock and the issuance of 957,857 new shares in conjunction with the JSB acquisition. These two efforts caused a 513,923 or 11.3% increase in fully diluted weighted average common shares outstanding to 5,055,207 for the first nine months of 1994.
The following table summarizes some of the Company's key performance indicators (in thousands, except per share data and ratios):


                                        Nine Months Ended   Nine  Months Ended
                                        September 30, 1994  September 30, 1993
Net income                              $ 7,647             $ 9,571
Net income
  (before acquisition                     9,529               8,119
   charge and SFAS #109
   benefit)

Fully diluted earnings
   per share                               1.51                2.11
Fully diluted earnings
   per share                               1.88                1.79
  (before acquisition
   charge and SFAS #109
   benefit)

Return on average assets                   0.72%               1.06%
Return on average assets
  (before acquisition                      0.90                0.90
   charge and SFAS #109
   benefit)

Return on average equity                   8.29               11.98
Return on average equity
  (before acquisition                     10.33               10.16
   charge and SFAS #109
   benefit)

 Average fully diluted
   common shares
   outstanding                            5,055               4,541



.....NET INTEREST INCOME AND MARGIN.....The following table compares the Company's net interest income performance for the first nine months of 1994 to the first nine months of 1993 (in thousands, except percentages):

                             Nine Months Ended
                               September 30
                    1994         1993        $ Change  % Change
Interest income     $ 71,712     $ 64,597     7,115     11.0
Interest expense      30,585       27,516     3,069     11.2
Net interest income   41,127       37,081     4,046     10.9
Tax-equivalent
   adjustment          1,111          536       575    107.3
Net tax-equivalent
   interest income  $ 42,238     $ 37,617     4,621     12.3

Net interest margin    4.19%        4.38%     (0.19)%       *


*Not meaningful.


       USBANCORP's net interest income on a tax-equivalent basis increased by $4.6 million or 12.3% while the net interest margin percentage declined by 19 basis points to 4.19%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the Integra Branches Acquisition, JSB acquisition and the balance sheet leveraging program. For the first nine months of 1994, total average earning assets were $197 million higher than the comparable 1993 period. The 1994 net interest income was also enhanced by approximately $212,000 of additional non-accrual loan interest recoveries. The contraction in the net interest margin percentage between the first nine months of 1994 and the comparable 1993 period can best be explained by the following:

       the previously discussed leveraging of the investment portfolio by using short-term Federal Home Loan Bank borrowings also contributed to the contraction in the net interest margin percentage since the average spread earned on funds deployed in the leverage program approximated 235 basis points compared to the Company's more typical net interest spread of 365 basis points. While the impact of this leveraging program was much more significant on the third quarter 1994 performance (see leverage table on page 27), it was responsible for a seven basis point decline in the year-to-date 1994 net interest margin performance.

       the negative impact of JSB's lower net interest margin on the Company's total net interest margin performance. Even after the benefits of repositioning JSB's investment securities portfolio immediately after acquisition, JSB's adjusted net interest margin of approximately 3.80% was still below the Company's core net interest margin which approximated 4.30% prior to the JSB acquisition and implementation of the leverage program.

       the majority of the $88 million of acquired Integra deposits were redeployed into short duration investment securities since only $10 million of loans were acquired with the Integra branch offices. This initial dependence on the investment portfolio as the primary source of return on these acquired deposits also contributed to the contraction in the net interest margin percentage.

       Regarding the separate components of net interest income, the Company's total tax equivalent interest income for the first nine months of 1994 increased by $7.7 million or 11.8% when compared to the same 1993 period. This increase was due to the previously mentioned $197 million increase in total average earning assets which caused interest income to rise by $10.1 million. This positive item was partially offset by an unfavorable rate variance which reduced interest income by $2.4 million. Specifically, the yield on the loan portfolio decreased 51 basis points to 8.23% while the yield on the total investment securities portfolio dropped six basis points to 5.79%. The national and local market trend of accelerated customer refinancing of mortgage loans during 1993 has contributed materially to the declining yields experienced in both of these portfolios.
Also, the earning asset yield was negatively impacted by regularly scheduled maturities of higher yielding consumer loans originated several years ago.

       The Company's total interest expense increased by $3.1 million or 11.2% in the first nine months of 1994 when compared to the same 1993 period. This increase was due entirely to a $175 million increase in total average interest bearing liabilities resulting from the previously mentioned acquisitions and borrowings used to fund the leverage program. These additional liabilities caused interest expense to increase by $4.5 million. This negative item was partially offset by an overall favorable rate variance which reduced interest
expense by $1.2 million.   Management's ability to  reprice all
deposit categories downward in the declining interest rate environment experienced during 1993 and generally maintain those low rates for non-certificate of deposit products during the rising rate environment experienced in the first nine months of 1994 favorably reduced the cost of interest bearing deposits by 30 basis points to 3.37%. (See further discussion under Interest Rate Sensitivity on page 49 regarding future limitations on the Company's ability to continue to maintain these low core deposit rates).

       The increased FHLB borrowings (including wholesale repurchase agreements) negatively impacted the liability mix since the cost of these borrowings approximated 4.50% for the first nine months of 1994 compared to the Company's cost of core deposits of 3.37%. A reduced dependence on long-term debt as a funding source also favorably impacted the liability mix. The balance in long-term debt declined on average by $4.3 million due to the successful restructuring of several debt funding sources in the third and fourth quarters of 1993. Additionally, the use of an interest rate swap during the first nine months of 1994 as a hedge against the CMO liability permitted the Company to effectively reduce the cost of the CMO liability by 45 basis points to 10.13%. (See detailed discussion in Note #17.) The combination of all these price and liability composition movements allowed USBANCORP to lower the average cost of interest bearing liabilities by 23 basis points from 3.83% during the first nine months of 1993 to 3.60% during the first nine months of 1994.

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

Nine Months Ended September 30 (In thousands, except percentages):



                                        1994                          1993
                                        Interest                      Interest
                             Average    Income/   Yield/   Average    Income/  Yield
                             Balance    Expense   Rate     Balance    Expense  Rate
Interest earning assets:
   Loans and loans held
      for sale, net of
      unearned income        $  784,895 $ 48,372   8.23%   $  700,130  $ 45,751 8.74%

   Deposits with banks            3,628      112   4.06         5,410       103 2.55
   Federal funds sold
      and securities
      purchased under
      agreement to
      resell                      2,811       82   3.86        16,101       359 2.98
   Investment securities:
      Available for sale        294,155   12,076   5.46       409,414    17,910 5.85
      Held to maturity          247,771   11,453   6.16          -         -     -
      Total investment
         securities             541,926   23,529   5.79       409,414    17,910 5.85

   Assets held in trust for
      collateralized
      mortgage obligation        11,356      728   8.57        16,921     1,010 7.87
Total interest earning
      assets/interest
      income                  1,344,616   72,823   7.23     1,147,976    65,133 7.58
Non-interest earning assets:
   Cash and due from banks       41,467                        31,090
   Premises and equipment        17,603                        16,149
   Other assets                  31,841                        25,838
   Allowance for loan
      losses                    (16,842)                      (14,050)
TOTAL ASSETS                $ 1,418,685                    $1,207,003

Interest bearing
   liabilities
  Interest bearing
    deposits:
   Interest bearing demand  $  107,593  $  1,268   1.58%   $   98,292   $ 1,575 2.14%
   Savings                     246,272     3,550   1.93       230,759     4,280 2.48
   Other time                  610,702    19,473   4.26       571,534    18,885 4.42
   Total interest bearing
      deposits                 964,567    24,291   3.37       900,585    24,740 3.67

  Short term borrowings:
   Federal funds
      purchased, securities
      sold under agreements
      to repurchase and
      other short-term
      borrowings                80,319     2,425   4.08       15,001        260 2.32
   Advances from Federal
      Home Loan Bank            75,582     2,861   4.99       21,030        807 5.13
   Collateralized mortgage
      obligation                10,355       785   10.13      14,886      1,178 10.58
   Long-term debt                4,653       223   6.42        8,902        531 8.03
Total interest bearing
   liabilities/interest
   expense                   1,135,476    30,585   3.60      960,404     27,516 3.83
Non-interest bearing
   liabilities:
   Demand deposits             137,530                       119,464
   Other liabilities            22,329                        20,289
   Stockholders' equity        123,350                       106,846
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY     $1,418,685                    $1,207,003

Interest rate spread                               3.63                         3.75
Net interest income/net
   interest margin                        42,238   4.19%                 37,617 4.38%
Tax-equivalent adjustment                 (1,111)                          (536)
Net Interest Income                     $ 41,127                       $ 37,081


.....PROVISION FOR LOAN LOSSES.....The Company's asset quality permitted a $765,000 reduction in the loan loss provision to $1 million or 0.18% of total loans in the first nine months of 1994 compared to a provision of $1.8 million or 0.34% of total loans in the first nine months of 1993. Net charge-offs for the first nine months of 1994 totalled $222,000 or only 0.04% of average loans compared to net charge-offs of $876,000 or 0.17% of average loans in the first nine months of 1993. At September 30, 1994, the balance in the allowance for loan losses totalled $19.5 million or 273.4% of total non-performing assets.

.....NON-INTEREST INCOME.....Non-interest income for the first nine months of 1994 totalled $8.5 million which represented a $740,000 or 9.5% increase over the same 1993 period. The increase in non-interest income between the first nine months of 1994 and the comparable 1993 period can best be explained by the following:

     a $197,000 or 10.0% increase in trust fees due to the profitable expansion of the Company's trust business throughout western Pennsylvania including the Greater
     Pittsburgh marketplace.

  the realization of a $186,000 loss on investment securities available for sale in the first nine months of 1994 compared to a $502,000 gain for the comparable 1993 period (a net unfavorable shift of $688,000). The 1994 loss resulted from a portfolio restructuring designed to reduce the amount of collateralized mortgage obligations in an effort to reduce the market valuation risk of the available for sale portfolio, enhance yield performance and reduce cash flow volatility.
  A $482,000 loss due to this repositioning strategy was realized at the Company's U.S. Bank and Three Rivers Bank subsidiaries in the second quarter of 1994 prior to the JSB
  Acquisition (see separate JSB sales strategy discussion on page 27). This loss more than offset $296,000 in gains generated from a sales strategy executed to capture available market premiums on securities with a remaining maturity of generally less than one year.

  the realization of a $722,000 gain on loan sales in the first nine months of 1994 compared to a $554,000 gain for the comparable 1993 period. The $168,000 increase between periods was due entirely to a $200,000 gain recognized on the sale of the Company's $17 million student loan portfolio which more than offset reduced gains generated on fixed rate mortgage loan sales in 1994.

  the inclusion of $468,000 of net mortgage servicing income generated from a mortgage banking subsidiary acquired with the JSB acquisition. This amount resulted from $879,000 of mortgage servicing fees net of $411,000 of amortization expense of the cost of purchased mortgage servicing rights.

  a $686,000 increase in other income due primarily to additional fee income resulting from the JSB acquisition. Examples of fee income sources demonstrating increases are: credit card charges, other mortgage banking processing fees, ATM transaction charges, and bond handling fees. Other income was also supplemented by an $88,000 gain realized on the liquidation of a real estate joint venture and a $53,000 increase in premium income on credit life and disability insurance sales to consumer loan customers.

.....NON-INTEREST EXPENSE.....Total non-interest expense of $36.8 million increased by $5.9 million or 19.3% when compared to the first nine months of 1993 due largely to the recognition of a $2.4 million pre-tax non-recurring acquisition charge associated with the Company's acquisition of Johnstown Savings Bank. Excluding this charge, total non-interest expense increased by $3.5 million or 11.4% when the first nine months of 1994 is compared to the first nine months of 1993 due to the following items:

  a $2,196,000 or 14.8% increase in salaries and employee benefits expense due entirely to planned wage increases approximating 4%, 56 additional average full-time equivalent employees resulting from the acquisitions and increased group hospitalization expense.

  a $539,000 increase in net occupancy expense as a result of the additional branch facilities acquired with the JSB and Integra branches acquisitions and higher utilities and repair/maintenance expenses due in part to the harsh winter.

  a $534,000 increase in amortization expense due entirely to the amortization of the goodwill and core deposit intangibles resulting from the JSB and Integra branches acquisition. (See further discussion in Note #19.)

  a $283,000 increase in FDIC deposit insurance expense caused by the additional deposits associated with JSB and Integra branches acquisitions.

  a $531,000 or 10.4% decrease in other expense due to reduced other real estate owned expense and economy of scale benefits derived from the elimination of outside data processing fees, as Community's data processing is now performed internally by Three Rivers Bank.

.....NET OVERHEAD BURDEN.....Excluding the JSB acquisition charge, the net overhead to average assets ratio showed improvement as it dropped by 12 basis points from 2.55% in the first nine months of 1993 to 2.43% in the first nine months of 1994. The Company's net overhead to tax equivalent net interest income ratio was relatively stable at 61.1% for that same time frame. Employee productivity ratios continue to demonstrate improvement as total assets per employee have averaged approximately $2 million for the nine months in 1994 compared to a $1.8 million average for the same 1993 period.

.....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first nine months of 1994 was $4.2 million reflecting an effective tax rate of 35.6%. The Company's 1993 first nine months income tax provision was $4.1 million or an effective tax rate of 33.8%. The JSB acquisition charge was responsible for the increase in the Company's effective tax rate since there was no tax benefit recorded on approximately $800,000 of the total $2.4 million pre-tax acquisition charge. This $800,000 amount related to professional fees incurred for the acquisition which must be capitalized and not expensed for tax purposes. The Company's effective tax rate did benefit by approximately 2% over that same time period due to increased tax-free asset holdings. The tax-free asset holdings consist of municipal investment securities with a duration of approximately four years and commercial loan tax anticipation notes which generally have a maturity of one year.
For the first nine months of 1994, total tax-free asset holdings were $53 million higher on average than the comparable 1993 period and amounted to $109 million.


.....BALANCE SHEET.....The Company's total consolidated assets were
$1.786 billion at September 30, 1994, compared with $1.242 billion at December 31, 1993, which represents an increase of $544 million or 43.8%. The June 30, 1994, acquisition of Johnstown Savings Bank accounted for $367 million or 67.5% of the growth between periods. The final cost of the JSB acquisition was $43.8 million. In conjunction with the acquisition, 957,857 new shares of UBAN common stock were issued at a per share price of $25.125 which caused a $24.1 million increase in total equity. Since the acquisition has been accounted for under the purchase method of accounting, the September 30, 1994, balances for the newly created core deposit intangibles and goodwill totalled $5.5 million and $19.9 million, respectively.

  Excluding JSB, the previously discussed $120 million leverage program explained the majority of the remaining growth in assets. This program was designed to enhance the Company's return on equity by leveraging the investment securities portfolio through the use of funding sources available from the Federal Home Loan Bank. Specifically, total securities have increased by $151.1 million while federal funds purchased, other short term borrowings, and FHLB advances have grown by a total of $237 million. The growth in borrowings exceeded the securities portfolio growth because borrowings were also needed to maintain the funding of the loan portfolio since total deposits (again excluding JSB) declined by $46 million or 4.4% since December 31, 1993. The decline in deposits can be attributed to management's consistent application of the previously discussed pricing philosophy which emphasizes profitable net interest margin management rather than increased deposit size. This deposit pricing strategy was maintained during a period of aggressively increasing competitive deposit rates particularly in the Greater Pittsburgh suburban area. Regarding the JSB acquisition, the Company has targeted as a goal to limit deposit run-off from this intra-market consolidation to 10% of the total deposits acquired. Through the first four months since acquisition, deposit run-off has approximated 6.5%. The Company believes deposit run-off will be contained within this 10% goal.


  Excluding the $125.6 million of loans acquired with the JSB acquisition, total loans and loans held for sale also increased by $33.5 million or 4.6% since year-end 1993. This growth occurred primarily in the third quarter of 1994 and reflects the economic stability and diversification of both regions of the Company's market place -- Greater Johnstown and suburban Pittsburgh. The majority of the loan growth occurred in the commercial loan portfolio as the Company experienced increased demand for both taxable and tax-free commercial loans. This commercial loan growth more than offset reduced consumer loan balances caused largely by the sale of the Company's $17 million student loan portfolio late in the second quarter of 1994. Management elected to divest of this line of business since future profitability will be negatively impacted by scheduled changes in regulations and servicing requirements. Consumer loan balances have also been negatively impacted by intense competitive pressures in the indirect auto loan business segment. Several finance companies and credit unions have been offering below market auto loan rates in an effort to develop business during this period of strong consumer demand for automobile purchases. The Company, while maintaining a commitment to profitably price this product in this competitive environment, has consequently struggled to maintain indirect auto loan balances.

.....MARKET AREA ECONOMY.....The recent affiliation between U.S.
Bank and Johnstown Savings Bank has occurred at a time when the Johnstown economy is exhibiting decisive evidence of growth. Industry giant Bethlehem Steel, whose departure from the area caused unemployment and economic stagnation throughout the '80s and early '90s, is being successfully replaced by several smaller, more diversified steel production companies. Since 1990, the influx of companies such as Johnstown America Corporation and J-Pitt Steel, Inc., is expected to result in the hiring of nearly 2,500 high-skilled local steel workers. As recently as September 23, Veritas Capital, Inc., announced the purchase of an additional Johnstown steel production facility which is expected to employ nearly 500 people.

  The successful rebirth through diversification of the steel industry in the Johnstown region is just one economic sector with a promising future. The Johnstown Industrial Park, which accommodates new business and manufacturing ventures, has reached its capacity, leading to the development of a second 68-acre industrial park. Attracting defense industry contracts, the stated goal of a proactive community business development plan, has resulted in $156.2 million in defense contracts and more than 650 new jobs since 1990. Large-scale defense industry contracts were virtually nonexistent in the Johnstown area 10 years ago. Today the production of technical hardware and systems for our defense industry is an expanding new business segment.

  The resurgence of the economy in the U.S. Bank service region is fueled by local business development organizations, such as Johnstown Area Regional Industries, who have mapped a strategic economic correction course. The success achieved to date adds credibility to the long range plans and sustained growth of the region. Outside investors have begun to recognize Johnstown's potential as evidenced by an agreement signed in September that will bring a minor league baseball franchise to Johnstown in 1995. This baseball franchise, along with the existing minor league hockey team, will enhance the quality of life in the area and will combine with a brighter economic climate to attract new investment in the future.

.....LOAN QUALITY.....USBANCORP's written lending policies require underwriting, credit analysis, and loan documentation standards be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. Annual credit reviews are mandatory for all commercial loans in excess of $100,000 and for all commercial mortgages in excess of $250,000.
In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas.

  The following table sets forth information concerning
USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                      September 30      December 31    September 30
                                          1994             1993            1993
     Total loan delinquency (past due
        30 to 89 days)                $ 13,285          $10,428        $ 7,037
     Total non-accrual loans             6,058            5,304          4,270
     Total non-performing assets(1)      7,132            6,498          8,653
     Loan delinquency, as a percentage
        of total loans and loans held
        for sale, net of unearned income  1.50%            1.43%         0.97%
     Non-accrual loans, as a percentage
        of total loans and loans held
        for sale, net of unearned
        income                            0.68             0.73          0.59
     Non-performing assets, as a
        percentage of total loans and
        loans held for sale, net of
        unearned income, and other
        real estate owned                 0.80             0.89          1.18

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


     As evidenced in the above table, the acquisition of JSB has had minimal impact on the Company's loan delinquency and non-performing asset ratios. Specifically when compared to December 31, 1993, the delinquent loans ratio has increased seven basis points to 1.50% while the non-accrual loans ratio has declined five basis points to 0.68% and the total non-performing assets ratio has decreased nine basis points to 0.80%. These declines further demonstrate the success of the Company's ongoing loan work-out program which has been implemented at each banking subsidiary.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):


                                               September 30        December 31     September 30
                                               1994                1993            1993
     Allowance for loan losses                 $ 19,495            $ 15,260        $ 14,676
     Amount in the allowance
        for loan losses
        allocated to "general risk"              10,515               7,635           6,019
     Allowance for loan losses as
        a percentage of each of
        the following:
          total loans and loans
             held for sale,
            net of unearned income                2.20%                2.10%           2.01%
          total delinquent loans
             (past due 30 to 89 days)            146.74               146.34          208.55
          total non-accrual loans                321.81               287.71          343.70
          total non-performing assets            273.35               234.84          169.61


     Consistent with the favorable loan quality impact, the acquisition of JSB added $3.4 million to the allowance for loan losses and further improved each of the Company's allowance coverage ratios. When compared to December 31, 1993, the allowance to total loans ratio increased ten basis points to 2.20% while the allowance to total non-performing assets ratio improved from 235% to 273%.

     The portion of the Company's allowance which is allocated to "general risk" and not to any particular loan or loan category has increased by approximately $2.9 million since December 31, 1993, to $10.5 million at September 30, 1994. The amount of the reserve allocated to general risk now represents 53.9% of the total allowance for loan losses.

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

     For static GAP analysis, USBANCORP typically defines interest rate sensitive assets and liabilities as those that reprice within six months or one year. Maintaining an appropriate match is one method of avoiding wide fluctuations in net interest margin during periods of changing interest rates. The difference between rate sensitive assets and rate sensitive liabilities is known as the "interest sensitivity GAP." A positive GAP occurs when rate sensitive assets exceed rate sensitive liabilities repricing in the same time period and a negative GAP occurs when rate sensitive liabilities exceed rate sensitive assets repricing in the same time period. A GAP ratio (rate sensitive assets divided by rate sensitive liabilities) of one indicates a statistically perfect match. A GAP ratio of less than one suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a GAP ratio of more than one suggests the converse.


     The following table presents a summary of the Company's static GAP positions at September 30, 1994 (in thousands, except for the GAP ratios):

                                September 30        December 31     September 30
                                   1994                1993            1993
    Six month cumulative GAP
        RSA................     $ 401,020           $ 328,530       $  345,908
        RSL................      (667,695)           (355,613)        (382,560)
        Off-balance sheet
           hedges..........        90,000                -                -
        GAP................     $(176,675)          $ (27,083)       $ (36,652)
        GAP ratio..........         0.69x               0.92x            0.90x
        GAP as a % of total
           assets..........       (9.89)%             (2.18)%          (2.93)%
        GAP as a % of total
           capital.........     (129.04)             (23.22)          (32.01)

    One year cumulative GAP
        RSA................     $ 682,181           $  482,229      $  508,831
        RSL................      (838,775)            (437,261)       (470,921)
        Off-balance sheet
           hedges..........       (10,000)                -                -
        GAP................     $(166,594)          $   44,968      $   37,910
        GAP ratio..........          0.80x                1.10x           1.08x
        GAP as a % of total
           assets..........         (9.33)%               3.62%           3.03%
        GAP as a % of total
           capital.........       (121.67)               38.56           33.11


The acquisition of JSB and the implementation of the investment securities portfolio leverage program caused the shift to more negative static GAP ratios at September 30, 1994. As separately disclosed in the above table, the hedge transactions (described in detail in Note #17) reduced the negativity of the six month static GAP by $90 million or 33.7% and increased the one year static GAP by $10 million or 6.4%. Management is cognizant of the interest rate risk that exists with the leverage program but is confident that it is being effectively managed with available board-approved hedging measurement methods, policies, and cash flow from the investment portfolio.

    A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc. At September 30, 1994, the balance in these accounts totalled $510 million or 28.6% of total assets. Within the above static GAP table, approximately $148 million or 29% of the total $510 million of low cost core deposits are included in rate sensitive liabilities which reprice in one year or less. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that a 200 basis point upward movement in rates will cause a 25 to 50 basis point increase in the cost of these accounts. Through the first nine months of 1994, the Company has been able to maintain the pricing of these accounts despite a 175 basis point increase in both the fed funds and prime rate. Given intensifying competitive pressures and the widening of the gap between the rates paid on these core accounts and certificates of deposit, the Company expects that it will have to increase the rate paid on the majority of these accounts by a minimum of 25 basis points with the next upward movement in national interest rates. The Company will continue to explore strategies, such as off-balance sheet hedging transactions and on balance sheet extension of the liability base, to mitigate the impact of future increases to these accounts in a rising rate environment.

    There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places considerable emphasis on simulation modeling to manage and measure interest rate risk. At June 30, 1994, these varied economic interest rate simulations indicated that the variability of USBANCORP's net interest income over the next twelve month period was within the Company's +/-5% policy limit given upward or downward interest rate changes of a maximum of 250 basis points. Capital is estimated to be effected under these simulations by no more than +/- two percent.

    With the adoption of SFAS #115 in the first quarter of 1994, 33.4% of the investment portfolio is currently classified as available for sale and 66.6% as held to maturity. The available for sale classification provides management with greater flexibility to more actively manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30-year mortgage loans. The Company will retain all servicing rights at its newly acquired mortgage banking subsidiary (Standard Mortgage Company of Georgia) and recognize fee income over the remaining lives of the loans sold at an average rate of approximately 30 basis points on the loan balances outstanding.

.....LIQUIDITY.....Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totalled $222 million at September 30, 1994, $151 million at December 31, 1993, and $154 million at September 30, 1993. Maturing and repaying loans, as well as, the monthly cash flow associated with certain asset- and mortgage-backed securities are other sources of asset liquidity.

    Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At September 30, 1994, USBANCORP's subsidiaries had approximately $160.3 million of unused lines of credit available under informal arrangements with correspondent banks compared to $89.6 million at September 30, 1993. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer-term advances up to approximately 80% of their investment in assets secured by one-to-four family
residential real estate.   This would suggest a current total
available Federal Home Loan Bank borrowing capacity of approximately $663 million. Furthermore, USBANCORP had available at September 30, 1994, an unused $2.5 million unsecured line of credit.


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

.....CAPITAL RESOURCES.....The following table highlights the
Company's compliance with the required regulatory capital ratios for each of the periods presented (in thousands, except ratios):



                            September 30, 1994           December 31, 1993           September 30, 1993
                              Amount    Ratio             Amount     Ratio            Amount     Ratio
RISK-ADJUSTED
  CAPITAL RATIOS
Tier 1 capital              $  115,428  11.95%           $  113,718  14.72%          $  111,387  14.24%
Tier 1 capital
  minimum
  requirements                  38,622   4.00                30,893   4.00               31,295   4.00
Excess                      $   76,806   7.95%           $   82,825  10.72%          $   80,092  10.24%

Total capital               $  127,497  13.20%           $  123,372  15.97%          $  121,167  15.49%
Total capital
   minimum
   requirements                 77,244   8.00                61,787   8.00               62,590   8.00
Excess                      $   50,253   5.20%           $   61,585   7.97%          $   58,577   7.49%

Total risk-
   adjusted
   assets                   $  965,544                   $  772,333                  $  782,381

ASSET LEVERAGE
   RATIO
Tier 1 capital              $  115,428   6.54%           $  113,718   9.18%          $  111,387   8.94%
Minimum
   requirements                 88,201   5.00                61,931   5.00               62,311   5.00
Excess                      $   27,227   1.54%           $   51,787   4.18%          $   49,076   3.94%

Total adjusted
   assets                   $1,764,027                   $1,238,624                  $1,246,225




     The decline in each of the regulatory capital ratios between December 31, 1993, and September 30, 1994, was due to the execution of several strategic initiatives which allowed the Company to better leverage its capital strength in an effort to enhance total shareholder return. The JSB acquisition had the most significant impact since the $24.1 million increase in capital resulting from the new common shares issued was basically offset by the $25.9 million intangible asset created from the acquisition. The implementation of the board-approved treasury stock buyback program during the third quarter of 1994 resulted in the purchase of 86,000 shares at a total cost of $2.1 million. Additionally, the execution of the previously discussed $120 million leverage program increased total assets without any increase in equity. Each of these strategic initiatives contributed to enhanced leverage of the Company's capital base.


     Even with the increased leverage of capital in 1994, the Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks are considered "well capitalized" under all applicable FDIC regulations. It is the Company's ongoing intent to prudently leverage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements. It is, however, the Company's intent to maintain the FDIC "well capitalized" classification for each of its subsidiaries to ensure the lowest deposit insurance premium.


     The Company's declared Common Stock cash dividend per share was $0.72 for the first nine months of 1994 which was a 12.5%
increase over the $0.64 per share dividend for the same 1993 interim period. The dividend yield on the Company's Common Stock now approximates 4.0% compared to an average Pennsylvania bank holding company yield of approximately 2.7%. The Company remains committed to a progressive total shareholder return which includes a competitive common dividend yield.


Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibit

            15.1 Letter re: unaudited interim financial information

     (b)    Reports on Form 8-K
            Report dated June 1, 1994, regarding
            USBANCORP, Inc.'s Common Stock Repurchase
            Program



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              USBANCORP, Inc.
                                                   Registrant


Date: November 14,1994
                                       \s\Terry K. Dunkle
                                       Chairman, President and
                                       Chief Executive Officer



Date: November 14,1994
                                      \s\Orlando B. Hanselman
                                      Executive Vice President,
                                      Chief Financial Officer and
                                      Manager of Corporate Services





STATEMENT OF MANAGEMENT RESPONSIBILITY




October 24, 1994




To the Stockholders and
Board of Directors of
USBANCORP, Inc.


Management of USBANCORP, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the Form 10-Q in accordance with generally accepted accounting principles and are responsible for its accuracy.

In meeting its responsibilities, management relies on internal accounting and related control systems, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities, and programs of internal audit. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any internal control system.

Management also recognizes its responsibility to foster a climate in which Company affairs are conducted with the highest ethical standards. The Company's
Code of Conduct, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of propriety information, and other items.
There is an ongoing program to assess compliance with these policies.

The Audit Committee of the Company's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent accountants to discuss audit, financial reporting, and related matters. Arthur Andersen & Company and the Company's internal auditors have direct access to the Audit Committee.



\s\Terry K. Dunkle                             \s\Orlando B. Hanselman
Chairman, President &                          Executive Vice President,
Chief Executive Officer                        Chief Financial Officer &
                                               Manager of Corporate Services


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP
2100 One PPG Place
Pittsburgh, PA  15222-5498
412-232-0600


To the Stockholders and
Board of Directors of
USBANCORP, Inc.:

We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc.
(a Pennsylvania corporation) and Subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993, and the consolidated statement of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 1994, and 1993. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of USBANCORP, Inc. as of December 31, 1993, and , in our report dated January 28, 1994, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

As discussed in note 12 to the consolidated financial statements, effective
January 1, 1993, USBANCORP, Inc. changed its method of accounting for income taxes.

\s\Arthur Andersen LLP
Pittsburgh, Pennsylvania
October 24, 1994
