Form 10-K
period 1994-12-31
USBANCORP INC /PA/
filed 1995-03-15
CIK 707605

USBANCORP, INC.

1994 ANNUAL REPORT AND FORM 10-K

We measure our success by the satisfaction that each customer and each community derives from a relationship with us. A progressive total shareholder return is a direct result of our success in remaining a customer and community focused banking company.


With majesty and the power of flight, the Eagle has earned the name, "King of Birds." Since ancient times it has been recognized as a symbol of strength. Today there is no better symbol for your Company. Strong, powerful and enduring ... these are the qualities we demand on your behalf.

Documented here are the results of your Company's achievements during 1994. Special care has been taken to ensure the completeness of the information you will read. Selected as the 1992 and 1993 "Best in the Industry" by the National Association of Investors Corporation, and winner of three Financial World Magazine Bronze Awards for 1991, 1992, and 1993, your Company's annual report is a nationally recognized standard within the industry.




USBANCORP, INC.

1994 ANNUAL REPORT AND FORM 10-K

CONTENTS

Financial highlights at a glance                       2
Financial highlights                                   3
Shareholder information at a glance                    4
Message to the shareholder                             5
Service area map                                       11
Consolidated balance sheet                             15
Consolidated statement of income                       16
Consolidated statement of changes in
  stockholders' equity                                 17
Consolidated statement of cash flows                   18
Notes to consolidated financial statements             21
Statement of management responsibilities               40
Report of Independent public accountant                41
Market price and dividend data                         44
Selected five year consolidated financial data         45
Selected quarterly consolidated financial data         46
Management's discussion and analysis                   47
Form 10-K                                              72
USBANCORP Directors and general officers               95
Subsidiaries' directors, general officers,
  and advisory boards                                  96
Office locations                                       99
Shareholder information                                100
Graph analysis for document                       Annex A
Amended and Restated Bylaws                       Exhibit 3.2
Agreement between USBANCORP, INC. and Terry K.
  Dunkle                                          Exhibit 10.2
Agreement between USBANCORP, INC. and W. Harrison
  Vail                                            Exhibit 10.3
Agreement between USBANCORP, INC. and Louis
  Cynkar                                          Exhibit 10.4
Agreement between USBANCORP, INC. and Dennis J.
  Fantaski                                        Exhibit 10.5
Agreement between USBANCORP, INC. and Orlando B.
  Hanselman                                       Exhibit 10.8
Amended and Restated Stock Option Plan            Exhibit 10.9
Agreement between USBANCORP, INC. and Ronald W.
  Virag                                           Exhibit 10.10
Agreement between USBANCORP, INC. and Kevin J.
  O'Neil                                          Exhibit 10.11

See annex A for graph analysis

USBANCORP, INC.

FINANCIAL HIGHLIGHTS

                                                        % Increase

                                   1994      1993<F1>   (Decrease)
FOR THE YEAR   (In thousands, except per share and ratio data)
Net interest income                $55,818   $49,485     13
Net income                          11,320   12,488      (9)
Net income before acquisition
charge and SFAS #109 benefit       13,202    11,036      20

Performance ratios:

Return on average assets before
acquisition charge and SFAS
#109 benefit                       0.87%     0.91%          (4)
Return on average equity before
acquisition charge and SFAS
#109 benefit                       10.41     10.13          3
Net interest margin                4.03      4.34           (7)
Net charge-offs as a percentage
of average loans, net of unearned
income                             0.04      0.13           (69)
Loan loss provision as a
percentage of average loans,
net of unearned income             (0.34)    0.34           (200)
Net overhead expense (excluding
acquisition charge) as a
percentage of average assets       2.32      2.51           (8)

PER COMMON SHARE

Net income:

Primary                            $2.18     $2.78          (22)
Fully diluted                      2.18      2.72           (20)
Fully diluted before acquisition
charge and SFAS #109 benefit       2.54      2.41           5
Cash dividends declared            0.97      0.86           13
Dividend payout ratio              44.57%    32.01%         39
Price earnings ratio before
acquisition charge and SFAS
#109 benefit                       8.27x     9.85x          (16)

AT YEAR END

Total assets                  $1,788,890     $1,241,521     44

Investment securities:
Available for sale            259,462        428,712        (39)

Held to maturity              524,638        -              100
Loans and loans held
for sale, net of unearned
income                        868,004        727,186        19
Allowance for loan losses     15,590         15,260         2
Goodwill and core deposit
intangibles                   27,009         2,897          832
Deposits                      1,196,246      1,048,866      14
Stockholders' equity          137,136        116,615        18
Trust assets (discretionary
and non-discretionary)        1,027,253      942,587        9
Non-performing assets         7,901          6,498          22
Non-performing assets as a
percentage of loans and
loans held for sale, net
of unearned income, and
other real estate owned       0.91%          0.89%          2
Capital ratios:
Common equity                 7.67           9.39           (18)
Total risk-based              13.70          15.97          (14)
Asset leverage                6.64           9.18           (28)
Per common share:
Book value                    $24.57         $24.67         -
Market value                  21.00          23.75          (12)
Market price to book value
ratio                         85.47%         96.27%         (11)
Assets per employee           $2,293         $1,867         23

STATISTICAL DATA
AT YEAR END

                                   (Amounts not rounded)

Full-time equivalent
employees                     780            665            17
Branch locations              45             41             10
Common shareholders           6,360          4,702          35
Common shares outstanding     5,582,155      4,726,181      18

<F1> All Preferred shares were either converted to Common Stock or redeemed by April 7, 1993.

NASDAQ Symbol: Common Shares-UBAN

See Annex A for graph analysis

MESSAGE TO THE SHAREHOLDER

Dear Shareholder:

FINANCIAL REVIEW
The year 1994 was a mixed period of strategic triumphs and financial tribulations. Our pre-tax income, exclusive of the one-time acquisition charge related to the intra-market purchase of Johnstown Savings Bank, reached a five year high of $19.7 million, 120% better than 1990; our year-end stock price at $21.00 per share was 11.5% lower than year-end 1993, but 65% higher than year-end 1990. Our net interest income recorded a tenth consecutive year of increase, reaching $55.8 million or 76% greater than for 1990; our net interest margin percentage declined by 31 basis points to a recent annual historic low of 4.03%. Our total assets jumped during 1994 by 44% to $1.79 billion at year-end, a corporate record; our net loans and loans held for sale rose just 19.7% to $868 million at December 31. The underlying reasons for each of these financial observations are carefully and comprehensively explained in the "Financial Condition and Results of Operations" management discussion and analysis beginning on page 47 of this report. You are encouraged to read this material to better understand your Company's performance and the soundness of your investment. And as we all enter 1995, we now are able to review the year just ended with the unfettered vision provided by hindsight.
We are not in the business of predicting interest rates, although much of our net revenues are dependent upon them. Instead, we manage our banking business to prudently seize occasional market opportunities when they become available as in our investment leverage program and to insulate ourselves from excessive rate volatility through our hedging and well-developed interest rate risk management discipline. At the writing of our 1993 message to you, we would not have correctly forecasted six Federal Reserve rate increases aggregating 250 basis points for 1994; the speed, frequency, and total of the rate moves would have exceeded our year-end 1993 expectation, had we boldly and unnecessarily ventured such a prediction. During mid-year 1994, we began, however, to reposition your Company for the rising rate environment in which we find ourselves. We strategically repositioned our $784 million investment portfolio substantially; at December 31, 1994, our portfolio has a weighted average maturity of just 3.8 years (up slightly from 2.8 years at year-end 1993), a weighted average coupon of 6.84% (up sharply from 5.45% at December 31, 1993), and a 25% variable rate composition (up from only 15% at year-end 1993). And today we have in place $100 million of off-balance sheet hedges through which we are partially protected from further rate hikes through September 28, 1995. In review, we would have done more, longer-term hedging - had we just known the vigor of the Federal Reserve's anti-inflation quest.
We are in the business of managing an efficient banking delivery system. At December 31, 1994, we reached assets per employee of $2.3 million, a five year productivity performance high bettering 1990 by 58%. We lowered our net overhead expense (excluding the acquisition charge) to average assets to 2.32% from 2.89% in 1990, a third consecutive improving year. In 1993 we told you that we expected $3.8 million annually in pre-tax savings upon full integration of the intra-market Johnstown Savings Bank acquisition. We realized $1.4 million pre-tax of this opportunity in 1994. More importantly, the net interest margin enhancements, the 50% employee downsizing, the business re-engineerings, and the processing conversions are substantially completed entering 1995. The annual pre-tax earnings enhancements are not, however, going to be $3.8 million pre-tax;

commencing in 1995, we estimate them to be closer to $5.0 million pre-tax. These consolidation economies alone allow for related recovery of the acquisition's goodwill and core deposit intangibles in approximately five years. Better still, the amortization of intangibles are non-cash charges to income and the savings are real "in your pocket" cash. In hindsight, we would have been more bullish with our earliest disclosed intra-market savings estimates.
We began a common stock repurchase plan in July 1994. At the close of the year, we had repurchased 127,700 of our shares as treasury stock at a total cost of $3,064,000 or at just under an average price per share of $24.00, less than our reported book value per share. Our earnings per share improved because of this repurchase program. In retrospect, we would have bought more shares and begun the program earlier.
In hindsight, 1994 was, on balance, a respectable, but not satisfying year financially for your Company. We positioned ourselves strategically for continued financial improvement and the achievement of a progressive total shareholder return in 1995 and beyond. We overcame many challenges and obstacles with the dedicated support of our shareholders and boards of directors, the leadership of your management and the committed effort of our employees. Our fortitude and perseverance were tested by an unresponsive stock price trend during the latter part of the year, a trend similar to that observed throughout the banking industry. But we remain confident in our plans and our people; and, we will continue our proven strategies with the anticipation that the market will ultimately rally and reward our progress.

BEYOND THE FINANCES

Your Company is achieving the challenging goal of providing the progressive total shareholder return investors demand, while strategically delivering the quality banking services that our customers expect. This capability results from our success in applying the resources of a regional $1.8 billion dollar banking company to a network of small community banks which emphasize premier quality service delivered on a personal basis. As this approach guides us into 1995, one of our leading priorities continues to be the positioning of our banks as invaluable members within the communities we serve.
Senior management's efforts to position your Company as a community banking leader are aided by three key elements, all of which are currently in place: 1) senior management and board members at each subsidiary live and work within their bank's service area; 2) each bank offers quality customer service along with a diverse product line which fosters a total customer relationship; and 3) each bank is an energetic supporter of community improvement and creates goodwill within the community it serves. These three components strengthen the very foundation that will continue to support future growth and profitability. The first component of a successful community banking plan requires active participation in the local community by your Company's senior management and board of directors. A board comprised of directors who live and work within the communities they serve is becoming a rarity within a financial world where competitors race to grow at all costs. While USBANCORP's holding company board provides operational support and strategic guidance for all subsidiaries, each bank's senior officers and local board are responsible for daily management and the challenge of forging a stronger bond between the bank and its community. Our bank boards provide the communities we serve with local decision-making authority, enabling a quick response to community needs and providing the assurance that senior management and board members are accessible to customers.
To address the second component of a successful community banking plan, your Company is focusing energy on providing a diverse and useful product line, highlighting customer-friendly "packages of banking services" that involve our customers in multiple banking relationships. Research confirms that the greater number of accounts a customer has with a financial institution, the more loyal the customer becomes to that financial institution. Products such as the Three Rivers Bank Direct Deposit Plus, the U.S. National Bank Value+Plus, and the Community Savings Bank College Account feature deposit and lending products combined into one account designed to appeal to a specific segment within each market area. New product introductions follow this same approach. The Prestige Banking Account, formally introduced in 1994 at all three affiliates, presents the affluent customer with a banking package which includes an interest-bearing checking account, a preferred line of credit, a VISA Gold credit card and special MAC privileges. All three affiliates have also been promoting bank accounts packaged for low- and moderate-income families. By meeting income guidelines, customers become eligible for low interest personal loans, reduced fee or no fee checking services and smaller down-payment mortgages. Because each USBANCORP affiliate is managed at the bank level, each product can include customized pricing for the bank's own customers and market conditions. The "packaged" account approach is successfully developing a more loyal customer base and is enhancing USBANCORP's reputation as a company which responds to the banking needs of its communities with practical and affordable products, delivered by employees dedicated to providing superior customer service.
Your Company measures its success by the satisfaction that each customer and each community derives from a banking relationship with us. A progressive total shareholder return is a direct result of our success in focusing on our customers and the communities we serve. Defining what it takes to continuously meet and exceed customer and community desires has been an active responsibility throughout 1994. Immediately preceding the affiliation of U.S. National Bank and Johnstown Savings Bank, your Company conducted an extensive survey of more than 5,000 U.S. National Bank customers. The first goal of the survey was to generate marketplace intelligence to objectively develop a platform of important customer quality values. The second objective was to establish a baseline quality service measurement system, and then to develop a comprehensive method of measuring and tracking future changes against this baseline. During the fourth quarter of 1994, a similar customer survey was initiated at both Three Rivers Bank and Community Savings Bank. When asked about customer service, more than 90 percent of survey respondents from each bank agreed that the service they receive meets or exceeds their expectations. Additionally, more than half of the Three Rivers Bank respondents cited specific instances of extraordinary service. Examples of extraordinary service also appeared on half of Community Savings Bank responses, and on more than one-third of U.S. National Bank surveys. All three survey programs have provided valuable data on our overall customer service. In addition, the surveys also provide useful feedback on specific community office performance, which will be used to design training programs to further enhance highly-rated service areas, and to strengthen areas where improvement would be beneficial. During 1995, a follow-up survey of each bank's customers will chart our progress in providing superior quality customer service.
A proactive community plan, the third component of a successful community bank, is paramount to achieving a positive reputation within each community. Within your Company's plan is a strong expectation for employee involvement in community charities and fund raising efforts. Long-term community action is found in USBANCORP's leadership and daily involvement in economic development projects within our service communities. There is a wealth of valuable experience at all levels within our organization, and you can be assured that your Company is working intensely in its communities, whether our employees are instructing a Junior Achievement class at the local high school or arranging a financial plan for attracting new businesses to the community. Your Company's Community Reinvestment Act ("CRA") initiatives have also succeeded in creating a positive reputation within each community. Specific CRA achievements are many including: Three Rivers Bank's sponsorship of a small business development forum which involved local McKeesport community leaders; Community Savings Bank's receipt of the Pittsburgh community's Credit Enhancement Program award; and U.S. National Bank President and CEO Louis Cynkar's receipt of the Volunteer of the Year Award from Housing Opportunities, Inc., the local non-profit organization dedicated to helping low- and moderate-income families realize the dream of home ownership. As a contributing and caring corporate citizen, USBANCORP's sincere commitment to our communities is integral to our corporate philosophy.
The year 1995 will be an exciting, but challenging year for most financial institutions. A rising rate environment can decrease an institution's margin of profit. Therefore, selling more products and services to our existing customers, and attracting new bank customers, will become key elements for our continued success. To ensure that this growth occurs, we have added a full-time sales department whose members will travel daily to community banking offices to work with the staff to support a retail sales culture. Building more customer relationships will be an important goal for 1995, and this effort will be reinforced by a comprehensive sales incentive program for all employees.
Each employee enters 1995 with a clearly defined agenda for enhancing the relationship we share with each customer. The support provided by a centralized holding company will ensure that each bank can devote the necessary time and resources to this quality service agenda. Your Company has developed an organizational strategy which combines the audit, compliance, purchasing, accounting, investing, marketing, sales and corporate planning functions for all entities at the holding company level. The result is an efficient internal delivery system of critical "back room" operations, reduced expenses through economies of scale, plus clear and consistent overall policy direction. In this manner, we are able to enhance our customer service at the community bank level, while many of the staff functions are more efficiently maintained within the holding company.

THE 1995 OUTLOOK

We start 1995 with our strategies formulated, a strong, supportive financial foundation, numerous challenges identified, and a common stock price which has rebounded to above $22.00 per share (an approximate 5% improvement just since December 31, 1994). It is our intent to vigorously pursue the following key strategies during this year:

We will continue to prudently leverage capital through investment securities purchased by borrowings until the marginal return dips below 1.50% pre-tax. We will not, however, leverage below an asset leverage ratio of 6% corporately or at any individual entity.

We will continue our commitment to a progressive total shareholder return by maintaining our common dividend at a slightly higher level than peer. We want to ensure market recognition of USBANCORP, Inc. as an attractive yielding bank investment.

We will intensify our past practice of searching for earnings accretive acquisitions of whole institutions, branches, and select business lines. Our focus in acquisition efforts will continue to be timeliness of earnings accretion and our search will center within the market we presently serve as well as contiguous counties in western Pennsylvania.

We will initiate more frequent business line profitability analyses. It is expected that we will have a comprehensive, automated transfer pricing system fully functional by the end of 1995. We will decisively act upon the results of these analyses, improving product pricing or lowering delivery costs where possible and curtailing business lines that are severable and no longer contributing to an acceptable, progressive total shareholder return. We have already identified the indirect auto lending business segment and our recently acquired mortgage banking subsidiary as two areas which require substantial re-engineering to meet our return objectives.

We will continue our focus of delivering a diverse and useful product line and building a base of customers with multiple banking relationships. Our line personnel will continue to distinguish themselves by providing quality service that results in measurable satisfaction beyond customers' expectations and the standards of our peers.

We will continue to be model corporate citizens within the communities we serve. We will be involved in our communities and supportive of important neighborhood programs.

These strategies will be implemented with our characteristic intensity and resolve.

We enter 1995 realizing that we face significant, anticipated challenges:

There will be intensified deposit pricing pressures. We will be challenged to increase the rate we pay on our core, generally price inelastic, deposits including NOW accounts, passbooks, and statement savings. The February 1, 1995, Federal Reserve 50 basis point rate increase, the seventh since the beginning of 1994 aggregating a total 300 basis point climb, has begun to push beyond the limit of price inelasticity on core accounts, in contrast to the constant inelasticity which we enjoyed throughout 1994. Our deposit mix will pose a further challenge as our customers continue to pursue higher yield by shifting from lower cost core accounts to long-term, fixed-rate certificates of deposit with a higher rate. Consequently, our net interest margin, although generally expected to modestly improve from the fourth quarter 1994 level of 3.66%, will continue to be tested, especially if the Federal Reserve's fight against inflation did not end on February 1.

There will be business mix pressures given our 43% (of total loans outstanding) fixed-rate, long-term residential mortgage concentration. We will seek all prudent methods to bring our lending mix to a preferred 33% consumer, 33% commercial, and 33% mortgage blend. This lending diversification challenge will be substantial, especially if the Federal Reserve succeeds in measurably slowing the economy and loan demand, and the thirty year treasury rate remains above 7.25%. We anticipate that our efforts in this area will extend beyond 1995.
There will be lending growth pressures. In 1994, excluding the effects of any acquisitions or the sale of the student loan portfolio, we increased loans outstanding by $32 million or 4.4%. We will be challenged to underwrite 5% loan growth in 1995. Competitive challenges, the re-engineering of our indirect loan operations, and a successful Federal Reserve effort at slowing economic growth, if achieved in 1995, will all exacerbate these pressures.
While recognizing the magnitude of these identified challenges, and realizing that other unforeseeable travails will reveal themselves throughout this year, we are cautiously optimistic that 1995, by most measures, will be better than our respectable 1994. We also recognize that hindsight one year hence may again prove to be a valued teacher.
In conclusion, I want to thank our dedicated employees and directors for their tireless efforts and you, our shareholder, for your support.


\S\TERRY K. DUNKLE
Terry K. Dunkle
Chairman, President & CEO
USBANCORP, Inc.

Service area map reflecting the six counties served by USBANCORP, Inc.

This page is intentionally left blank

USBANCORP, INC.

FINANCIAL STATEMENTS

This page is intentionally left blank

CONSOLIDATED BALANCE SHEET

At December 31                          1994           1993
                                             (In thousands)
ASSETS
Cash and due from banks                 $48,841        $38,606
Interest bearing deposits with banks    5,050          4,809
Federal funds sold and securities
purchased under agreements to resell    -              7,000
Investment securities:
Available for sale (market value
$432,315 on December 31, 1993)          259,462        428,712
Held to maturity (market value
$501,485 on December 31, 1994)          524,638        -
Assets held in trust for
collateralized mortgage obligation      9,104          13,815
Loans held for sale                     18,077         1,054
Loans                                   853,759        732,026
Less: Unearned income                   3,832          5,894
Less: Allowance for loan losses         15,590         15,260
Net loans                               834,337        710,872
Premises and equipment                  19,100         16,960
Accrued income receivable               16,894         8,892
Purchased mortgage servicing rights     11,452         -
Goodwill and core deposit intangibles   27,009         2,897
Other assets                            14,926         7,904

TOTAL ASSETS                            $1,788,890     $1,241,521


LIABILITIES
Non-interest bearing deposits           $144,013       $137,411
Interest bearing deposits               1,052,233      911,455
Total deposits                          1,196,246      1,048,866
Federal funds purchased and
securities sold under agreements
to repurchase                           143,289        12,648
Other short-term borrowings             75,295         270
Advances from Federal Home Loan Bank    200,094        31,285
Collateralized mortgage obligation      8,251          12,674
Long-term debt                          5,806          3,445
Other liabilities                       22,773         15,718
TOTAL LIABILITIES                       1,651,754      1,124,906

Commitments and contingent liabilities (Note 16)

STOCKHOLDERS' EQUITY
Preferred stock, no par value;
2,000,000 shares authorized;
there were no shares issued and
outstanding on December 31, 1994,
and 1993                                -              -
Common stock, par value $2.50
per share; 12,000,000 shares
authorized; 5,582,155 shares
issued and outstanding on December 31,
1994; 4,726,181 shares issued and
outstanding on December 31, 1993        14,275         11,815
Treasury stock, 127,700 shares at cost  (3,064)        -
Surplus                                 92,923         70,720
Retained earnings                       40,355         34,080
Net unrealized holding losses
on available for sale securities        (7,353)        -
TOTAL STOCKHOLDERS' EQUITY              137,136        116,615

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,788,890     $1,241,521

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

Year ended December 31             1994      1993      1992
                         (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans:
Taxable                            $64,461   $59,605   $57,210
Tax exempt                         2,039     1,110     1,045
Deposits with banks                121       127       324
Federal funds sold and
securities purchased under
agreements to resell               94        383       426
Investment securities:
Available for sale                 15,531    23,164    22,571
Held to maturity                   19,645    -         -
Assets held in trust for
collateralized mortgage
obligation                         920       1,346     1,214
Total Interest Income              102,811   85,735    82,790

INTEREST EXPENSE
Deposits                           34,283    32,623    35,643
Federal funds purchased and
securities sold under
agreements to repurchase           4,545     322       268
Other short-term borrowings        804       37        13
Advances from Federal Home
Loan Bank                          6,006     1,163     463
Collateralized mortgage
obligation                         1,024     1,508     1,301
Long-term debt                     331       597       661
Total Interest Expense             46,993    36,250    38,349

NET INTEREST INCOME                55,818    49,485    44,441
Provision for loan losses          (2,765)   2,400     2,216
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES          58,583    47,085    42,225

NON-INTEREST INCOME
Trust fees                         3,023     2,578     2,054
Net realized gains on
loans held for sale                763       593       737
Net realized gains (losses)
on investment securities
and investment securities
available for sale                 (3,972)   583       393
Wholesale cash processing fees     1,237     1,281     1,189
Service charges on deposit
accounts                           2,779     2,771     1,916
Net mortgage servicing fees        1,130     -         -
Other income                       3,227     2,344     2,057
Total Non-Interest Income          8,187     10,150    8,346

NON-INTEREST EXPENSE
Salaries and employee benefits     23,311    19,952    18,038
Net occupancy expense              4,133     3,393     2,929
Equipment expense                  3,089     2,608     2,158
Professional fees                  2,303     2,167     2,238
Supplies, postage, and freight     2,383     1,998     2,010
Miscellaneous taxes and insurance  1,215     1,128     1,048
FDIC deposit insurance expense     2,576     2,157     2,040
Acquisition charge                 2,437     -         -
Amortization of goodwill and
core deposit intangibles           1,805     831       675
Other expense                      6,267     6,481     5,112
Total Non-Interest Expense         49,519    40,715    36,248

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE            17,251    16,520    14,323
Provision for income taxes         5,931     5,484     5,440

BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE            11,320    11,036    8,883
Cumulative effect of change
in accounting principle-adoption
of SFAS #109                       -         1,452     -

NET INCOME                         $11,320   $12,488   $8,883

NET INCOME APPLICABLE TO
COMMON STOCK                       $11,320   $12,385   $7,710

PER COMMON SHARE DATA:
Primary:
Net income                         $2.18     $2.78     $2.67
Average number of common
shares outstanding                 5,191,885 4,456,820 2,888,145
Fully Diluted:
Income before cumulative effect of
change in accounting principle     $2.18     $2.41     $2.53
Net income                         2.18      2.72      2.53
Average number of shares
outstanding                        5,191,885 4,588,622 3,515,217
Cash Dividends Declared            $0.97     $0.86     $0.75

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                      Net
                                                                      Unrealized
                              Preferred Common              Retained  Holding
                              Stock     Stock     Surplus   Earnings  Losses      Total
                                              (In thousands)

Balance at December 31, 1991
                              $13,800   $6,420    $29,649   $20,154   $  -        $70,023
1992
Net income for the year 1992     -         -         -       8,883       -        8,883
Dividend reinvestment and
stock purchase plan              -       61        420         -         -        481
Stock options exercised          -        4         33         -         -        37
 Common shares issued to
acquire Community Bancorp,
Inc. (388,213 shares at
$17.75 per share)                -       971       5,920       -        -         6,891
Cash dividends declared:
Preferred stock ($2.125
per share on 552,000 shares)     -        -         -        (1,173)    -         (1,173)
Common stock ($0.15 per
share on 2,572,089 shares;
$0.20 per share on 2,967,099
shares; $0.20 per share on
2,973,361 shares; and
$0.20 per share on 2,979,665
shares)                          -         -        -        (2,171)    -         (2,171)
Balance December 31, 1992      13,800    7,456     36,022    25,693     -         82,971

1993
Net income for the year 1993     -         -         -       12,488     -         12,488
Dividend reinvestment and
stock purchase plan              -        56        495         -       -         551
Stock options exercised          -        13         73         -       -         86
Preferred stock converted to
common stock                   (12,468)  1,415     11,053       -       -         -
Preferred stock redeemed       (1,332)     -       (36)         -       -         (1,368)
Secondary common stock
 issuance of 1,150,000
 shares net of issuance costs     -      2,875     23,113       -       -         25,988
Cash dividends declared:
Preferred stock dividends
 paid on conversion               -        -         -        (103)     -         (103)
Common stock ($0.20 per
share on 4,436,257 shares;
$0.22 per share on
4,708,461 shares;
$0.22 per share on
4,715,686 shares; and
$0.22 per share on
4,720,535 shares)                 -        -         -        (3,998)   -         (3,998)

Balance December 31, 1993         -      11,815    70,720     34,080    -         116,615

1994
Net income for the year 1994      -        -         -        11,320    -         11,320
Dividend reinvestment and
stock purchase plan               -         47        408        -      -         455
Stock options exercised           -         18        123        -      -         141
Common stock issued to acquire
Johnstown Savings Bank
(957,857 shares at $25.125
per share)                        -       2,395    21,672        -      -         24,067
Net unrealized holding losses on
available for sale securities     -         -        -           -     (7,353)    (7,353)
Cash dividends declared:
Common stock ($0.22 per share
on 4,737,321 shares; $0.25 per
share on 4,745,247 shares;
$0.25 per share on 5,648,550
shares;
and $0.25 per share
on 5,617,055 shares)              -         -       -         (5,045)     -       (5,045)
Treasury stock, 127,700
shares at cost                    -      (3,064)    -            -        -       (3,064)

Balance December 31, 1994        $-      $11,211   $92,923   $40,355   $(7,353)   $137,136

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31             1994        1993        1992
                                        (In thousands)
OPERATING ACTIVITIES
Net income                         $11,320     $12,488     $8,883
Adjustments to reconcile
net income to net cash
provided by operating activities:
Provision for loan losses          (2,765)     2,400       2,216
Depreciation and amortization
expense                            2,346       2,873       2,430
Amortization expense of goodwill
and core deposit intangibles       1,805       831         675
Amortization expense of purchased
mortgage servicing rights          746         -           -
Net amortization (accretion) of
investment securities              (163)       996         801
Net realized losses (gains) on
investment securities              3,972       (583)       (393)
Net realized gains on loans
and loans held for sale            (763)       (593)       (737)
Increase (decrease) in accrued
income receivable                  (6,145)     471         1,314
Increase (decrease) in accrued
expense payable                    1,040       2,097       (1,221)

Net cash provided by
operating activities               11,393      20,980      13,968

INVESTING ACTIVITIES
Purchase of investment securities
and other short-term investments   (616,095)   (296,777)   (218,654)
Proceeds from maturities of
investment securities and
other short-term investments       115,474     204,899     177,383
Proceeds from sales of investment
securities and other short-term
investments                        320,237     29,641      31,515
Long-term loans originated         (323,409)   (355,716)   (264,629)
Mortgage loans held for sale       (14,014)    (1,054)     -
Principal collected on long-term
loans                              250,391     259,071     280,313
Loans purchased or participated    -           (1,058)     (8,661)
Loans sold or participated         78,547      22,131      32,089
Net increase in credit card
receivables and other short-term
loans                              (6,262)     (1,944)     (543)
Purchases of premises and
equipment                          (2,081)     (2,431)     (1,171)
Sale/retirement of premises and
equipment                          17          12          70
Net decrease in assets held in
trust for collateralized
mortgage obligation                4,711       4,767       3,134
Net cash received through
acquisition of
Community Bancorp, Inc.            -           -           14,725
Increase due to JSB acquisition:
Investment securities              (190,092)   -           -
Loans                              (118,150)   -           -
Loans held for sale                (4,063)     -           -
Premises and equipment             (2,422)     -           -
Accrued income received            (1,857)     -           -
Purchased mortgage service rights  (10,360)    -           -
Goodwill and core deposit
intangibles                        (25,917)    -           -
Other assets                       (8,115)     -           -
Net decrease in other assets       3,182       1,381       409

Net cash (used) provided by
investing activities               $(550,278)  $(137,078)  $(145,980)

(continued on next page)

See accompanying notes to consolidated financial statements.

Year ended December 31             1994        1993        1992
                                        (In thousands)
FINANCING ACTIVITIES
Proceeds from sales of
certificates of deposit            $(383,260)  $(254,222)  $(369,775)
Payments for maturing
certificates of deposit            (379,456)   (315,062)   (435,637)
Net (decrease) increase in
demand and savings deposits        (65,324)    35,578      67,815
Net cash received through
Integra Branches acquisition       -           76,537      -
Net increase (decrease) in
federal funds purchased,
securities sold under
agreements to repurchase,
and other short-term borrowings    164,227     1,752       (10,510)
Net principal borrowings
(repayments) on advances from
Federal Home Loan Bank and
long-term debt                     101,504     10,109      (4,437)
Preferred stock cash dividends
paid                               -           (397)       (1,173)
Redemption of preferred stock      -           (1,368)     -
Common stock dividends paid        (4,679)     (3,557)     (1,959)
Proceeds from dividend
reinvestment and
stock purchase plan                596         637         518
Purchases of treasury stock        (3,064)     -           -
Secondary common stock offering
(net of expenses)                  -           25,988      -
Increase due to JSB acquisition:
Certificates of deposit            102,959     -           -
Demand and savings deposits        105,941     -           -
Other short-term borrowings        41,439      -           -
Advances from Federal Home
Loan Bank                          65,243      -           -
Due to JSB shareholders            19,701      -           -
Capital                            24,067      -           -
Other liabilities                  7,512       -           -
Cash cost of JSB acquisition       (19,498)    -           -
Net decrease in other liabilities  (2,067)     (348)       (5,113)
Net cash provided (used) by
financing activities               542,361     84,091      (20,721)

NET (DECREASE) INCREASE IN
CASH EQUIVALENTS                   3,476       (32,007)    39,227
CASH EQUIVALENTS AT JANUARY 1      50,415      82,422      43,195
CASH EQUIVALENTS AT DECEMBER 31    $53,891     $50,415     $82,422

See accompanying notes to consolidated financial statements.

This page is intentionally left blank

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AT AND FOR THE YEARS
ENDED DECEMBER 31, 1994, 1993 AND 1992

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business:
USBANCORP, Inc. (the "Company") and its subsidiaries' operations relate primarily to commercial banking activities which represent one industry segment.
Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United States National Bank in Johnstown ("U.S. Bank"), Three Rivers Bank and Trust Company ("Three Rivers Bank"), Community Bancorp, Inc. ("Community"), USBANCORP Trust Company ("Trust Company"), and United Bancorp Life Insurance Company ("United Life"). Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.
Investment Securities:
Effective January 1, 1994, the Company adopted SFAS #115, "Accounting for Certain Investments in Debt and Equity Securities," which specifies a methodology for the classification of securities as either held to maturity, available for sale, or as trading assets. Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount on a straight-line basis, which is not materially different from the level yield method. Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation (depreciation) excluded from income and credited (charged) to a separate component of shareholders' equity on a net of tax basis. Any security classified as trading assets are reported at fair value with unrealized aggregate appreciation (depreciation) included in current income on a net of tax basis. The Company presently does not engage in trading activity. The increase in the carrying value of the available for sale portfolio upon adoption of SFAS #115 was approximately $2.6 million.

Prior to this adoption, the securities portfolio was classified as available for sale, and carried at the lower of amortized cost or market value. Any unrealized holding period adjustments were reflected in "Net unrealized gain or loss on investment securities available for sale" on the Consolidated Statement of Income. Realized gain or loss on securities sold is computed upon the adjusted cost of the specific securities sold.
Loans:
Interest income is recognized using methods which approximate a level yield related to principal amounts outstanding. The subsidiaries immediately discontinue the accrual of interest income when loans, except for loans that are insured for credit loss, become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. A non-accrual loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments (except for residential mortgage loans which have to become current and remain current for six consecutive payments) and upon the approval of the Credit Committee and/or Board Discount/Loan Committee with final approval resting with the Chief Financial Officer.
Loan Fees:
Loan origination and commitment fees, net of associated direct costs, are deferred and amortized into interest and fees on loans over the loan or commitment period. Fee amortization is determined by either the straight-line method, or the effective interest method, which do not differ materially.
Mortgage Loans Held For Sale:
All newly originated 30 year fixed-rate residential mortgage loans are classified as "held for sale." It is management's intent to periodically sell these residential mortgage loans and retain servicing rights for the remaining lives; this strategy will be executed in an effort to help neutralize long-term interest rate risk. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value. Realized gains and losses are calculated by the specific identification method and are included in "Net realized gain or loss on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.
Premises and Equipment:
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operations over the estimated useful lives of the premises and equipment using the straight-line method. Useful lives of up to 45 years for buildings and up to 12 years for equipment are utilized. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives of the improvements, whichever is shorter. Maintenance, repairs, and minor alterations are charged to current operations as expenditures are incurred.
Allowance for Loan Losses and Charge-off Procedures:
As a financial institution which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, management of the Company makes a quarterly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses which would be adequate for potential yet undetermined losses. The amount charged against earnings is based upon several factors including, at a minimum, each of the following:
A continuing review of delinquent, classified and nonperforming loans, large loans, and overall portfolio quality. This continuous review assesses the risk characteristics of both individual loans and the total loan portfolio.
Regular examinations and reviews of the loan portfolio by representatives of the regulatory authorities.
Analytical review of loan charge-off experience, delinquency rates, and other relevant historical and peer statistical ratios. Management's judgment with respect to local and general economic conditions and their impact on the existing loan portfolio.
When it is determined that the prospects of recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account and subsequent recoveries, if any, are credited to the allowance account. Loans are charged-off promptly upon determination that a loss is anticipated. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.
Purchased Mortgage Servicing Rights:
Purchased mortgage servicing rights associated with loan servicing acquired in the secondary mortgage market are capitalized. The amount capitalized upon the purchase of mortgage servicing rights is equal to the price paid to unaffiliated sellers. The purchased mortgage servicing rights are amortized as an adjustment of future servicing income using a method that approximates the interest method over the life of the related loans, adjusted for estimated prepayments.
Trust Fees:
All trust fees are recorded on the cash basis which approximates the accrual basis for such income.
Earnings Per Common Share:
Primary earnings per share amounts are computed by dividing net income, after deducting preferred stock dividend requirements, by the weighted average number of common stock and common stock equivalent shares outstanding. Fully diluted earnings per share amounts are calculated for 1993 and 1992 assuming that the Series A $2.125 Cumulative Convertible Non-Voting Preferred Stock was converted at the beginning of the year into 1.136 shares of the Company's Common Stock and that no preferred dividends were paid. By April 7, 1993, all Preferred Stock was either redeemed or converted to the Company's Common Stock.
Consolidated Statement of Cash Flows:
On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell; for the Company, cash equivalents include short-term investments. The Company made $3,210,000 in federal income tax payments in 1994; $4,300,000 in 1993; and $3,986,000 in 1992. The Company
made total interest expense payments of $45,953,000 in 1994; $34,153,000 in 1993; and $40,942,000 in 1992.
Income Taxes:
As discussed in Note 13, the Company adopted Statement of Financial Accounting Standards #109, "Accounting for Income Taxes" on January 1, 1993. Under SFAS #109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Prior to 1993, deferred income tax expenses or credits were recorded to reflect the tax consequences of timing differences between the recording of income and expenses for financial reporting purposes and for purposes of filing federal income tax returns at income tax rates in effect when the difference arose.
Interest Rate Contracts:
The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. These interest rate contracts function as hedges against specific assets or liabilities on the Company's Balance Sheet. Gains or losses on these hedge transactions are deferred and recognized as adjustments to interest income or interest expense of the underlying assets or liabilities over the hedge period.
For interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Since only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.
Any premium or transaction fee incurred to purchase interest rate caps or floors are deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in other assets on the Consolidated Balance Sheet.

2. CASH AND DUE FROM BANKS
Cash and due from banks at December 31, 1994, and 1993, included
$10,781,000 and $11,857,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3. INTEREST BEARING DEPOSITS WITH BANKS
The book value of interest bearing deposits with domestic banks are as follows:

At December 31      1994      1993      1992
                         (In thousands)
Total               $5,050    $4,809    $7,958

The Company had no such deposits in foreign banks nor in foreign branches of United States banks.
The maturity of interest bearing deposits with banks at book value is summarized as follows:


At December 31      1994      1993      1992
                         (In thousands)
Maturing within
three months        $5,050    $4,809    $7,958

Total               $5,050    $4,809    $7,958

4. INVESTMENT SECURITIES
The book and market values of investment securities are summarized as follows:

Investment securities available for sale:

                                   Gross              Gross
                       Book        Unrealized         Unrealized       Market
At December 31, 1994   Value       Gains              Losses           Value
                                       (In thousands)

U.S. Treasury          $23,411     $ -                $(494)           $22,917
U.S. Agency            31,372      3                  (1,971)          29,404
State and municipal    1,479       1                  (123)            1,357
U.S. Agency
mortgage-backed
securities             175,215     29                 (5,490)          169,754
Other securities       37,087      1                  (1,058)          36,030
Total                  $268,564    $34                $(9,136)         $259,462

Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.
Investment securities held to maturity:

                                  Gross       Gross
                      Book        Unrealized  Unrealized       Market
At December 31, 1994  Value       Gains       Losses           Value
                                (In thousands)

U.S. Treasury         $398        $ -         $(7)            $391
U.S. Agency           35,879       -          (2,622)         33,257
State and municipal   125,489     825         (6,410)         119,904
U.S. Agency
mortgage-backed
securities            360,146     2,491       (17,378)        345,259
Other securities      2,726       10          (62)            2,674
Total                 $524,638    $3,326      $(26,479)       $501,485

Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.
Investment securities available for sale:

                                  Gross       Gross
                      Book        Unrealized  Unrealized       Market
At December 31, 1993  Value       Gains       Losses           Value
                                (In thousands)

U.S. Treasury         $13,333     $186        $(16)            $13,503
U.S. Agency           72,648      890         (116)            73,422
State and municipal   44,547      1,129       (90)             45,586
Mortgage-backed
securities<F1>        251,631     2,379       (1,402)          252,608
Other securities<F2>   46,553      680         (37)             47,196
Total                 $428,712    $5,264      $(1,661)         $432,315

<F1>Approximately 95% of these obligations represent U.S. Agency issued securities.
<F2>Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

In April of 1994, the Company transferred $139 million of securities from available for sale into held to maturity. The unrealized holding loss on the securities at the date of transfer amounted to $2.8 million and is being amortized over the remaining life of the securities as an adjustment of yield.

All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method and are included in "Net realized gain or loss on investment securities."
Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors Service or Standard & Poor's rating of "A." At December 31, 1994, 96.1% of the portfolio was rated "AAA" and 97.0% "AA" or higher as compared to 89.2% and 91.0%, respectively, at December 31, 1993. Only 0.5% of the portfolio was rated below "A" or unrated on December 31, 1994.
The book value of securities pledged to secure public and trust deposits, as required by law, was $275,210,000 at December 31, 1994, and $83,769,000 at December 31, 1993. The Company realized $1,029,000 and $827,000 of gross investment security gains and $5,001,000 and $244,000 of gross investment security losses on available for sale securities in 1994 and 1993, respectively.
The average maturity distribution at amortized cost of the investment securities available for sale and held to maturity at December 31, 1994, was $40,974,000 and $7,790,000 within one year; $190,825,000 and $310,358,000 within one to five years; $31,498,000 and $160,655,000 within five to ten years; and $5,267,000 and $45,835,000 after ten years, respectively. Refer to page 84 for more detailed maturity distribution schedules.

5. LOANS
The loan portfolio of the Company consisted of the following:

At December 31                1994           1993
                                   (In thousands)

Commercial                    $116,702       $99,321
Commercial loans secured by
real estate                   168,238        126,044
Real estate-mortgage          407,177        338,778
Consumer                      161,642        167,883
Loans                         853,759        732,026
Less: Unearned income         3,832          5,894
Loans, net of unearned
income                        $849,927       $726,132

Real estate construction loans were not material at these presented dates and comprised 2.3% and 2.5% of total loans net of unearned income at December 31, 1994, and 1993, respectively. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.
In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $14,955,000 and $15,074,000 at December 31, 1994, and 1993,
respectively. An analysis of these related party loans follows:

Year ended December 31             1994      1993
                                   (In thousands)

Balance January 1                  $15,074   $12,824
New loans                          17,414    22,886
Payments                           (17,533)  (20,636)
Balance December 31                $14,955   $15,074

6. ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses follows:

Year ended December 31        1994      1993      1992
                                   (In thousands)

Balance January 1             $15,260   $13,752   $13,003
Addition due to
acquisition                   3,422     -         2,122
Provision for loan losses     (2,765)   2,400     2,216
Recoveries on loans
previously charged-off        771       869       869
Loans charged-off             (1,098)   (1,761)   (4,458)
Balance December 31           $15,590   $15,260   $13,752


In the fourth quarter 1994, the Company recognized a one-time non-recurring negative loan loss provision of $4,000,000. This action caused the provision for the full year 1994 to be $(2,765,000). For further comprehensive discussion see "Allowance for Loan Losses and Provision" within the Management's Discussion and Analysis.
Effective January 1, 1995, the Company adopted SFAS #114, "Accounting by Creditors for Impairment of a Loan." SFAS #114 defines the term "impaired loan" and indicates the method used to measure the impairment. The measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

The following table presents information concerning non-performing assets:

At December 31     1994      1993      1992      1991      1990
                   (In thousands, except percentages)

Non-accrual loans  $5,446  $5,304    $5,596    $3,358    $2,456
Insured loans
past due 90
days or more       1,357     203       1,573     600       472
Other real
estate owned:
Foreclosed
properties         1,098     991       934       787       970
In-substance
foreclosures       -         -         2,188     -         -
Total
non-performing
assets             $7,901    $6,498    $10,291   $4,745    $3,898


Total
non-performing
assets as a
percent of
loans and loans
held for sale,
net of unearned
income, and
other real
estate owned       0.91%     0.89%     1.58%     1.10%     0.87%

The Company is unaware of any additional loans which are required to either be charged-off or added to the nonperforming asset totals disclosed above. Other real estate owned is recorded at the lower of fair value or carrying cost based upon appraisals. The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans:

Year ended December 31     1994      1993      1992      1991      1990
                                     (In thousands)
Interest income
due in accordance
with original terms        $509      $753      $882      $678      $520
Interest income
recorded                   (588)     (442)     (110)     (209)     (296)
Net reduction
(increase) in
interest income            $(79)     $311      $772      $469      $224

8. PREMISES AND EQUIPMENT
An analysis of premises and equipment follows:

At December 31           1994           1993
                              (In thousands)

Land                     $2,149         $1,675
Premises                 21,071         18,228
Furniture and equipment  14,483         15,348
Leasehold improvements   3,093          1,060
Total at cost            40,796         36,311
Less: Accumulated
depreciation             21,696         19,351
Net book value           $19,100        $16,960

The related depreciation charged against income is as follows:

Year ended December 31        1994      1993      1992
                                   (In thousands)

Premises                      $1,034    $930      $755
Furniture and equipment       1,068     985       887
Leasehold improvements        150       91        87
Total depreciation            $2,252    $2,006    $1,729

9. FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM BORROWINGS
The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

                         1994           1993             1992
                   Amount   Rate      Amount    Rate   Amount    Rate
                           (In thousands, except percentages)

At year-end        $218,584 5.96%     $12,918   2.34%  $11,166   2.51%
Average
during year        112,846  4.79%     14,486    2.48%  10,452    2.69
Maximum
month-end
balance            225,269   -         28,590    -      12,005    -

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.
Included in the year-end balance were $69,000,000 Flexline overnight borrowings and $107,455,000 reverse repurchase agreements from the Federal Home Loan Bank.
Also included in the above borrowings is a $17,539,000 outstanding balance on a $25 million mortgage warehouse line of credit at Standard Mortgage Corporation (a mortgage banking subsidiary of Community). This line of credit bears interest at a rate of 1.625% on the used portion for which a compensating balance is maintained and prime rate on the used portion for which no compensating balance is maintained. This line of credit, which expires July 1, 1995, is secured by Standard Mortgage Corporation inventory, servicing rights, and commitments. Compensating balances held by the lender are used in determining the interest rates charged on the mortgage warehouse lines of credit and a bank note (discussed in Footnote 11). These balances, which are derived from customer escrow balances, amounts of collections in transit on loans serviced and corporate cash balances, can further decrease the interest rate charged on the line of credit if the compensating balance is maintained at a level greater than the used portion of the line.
These borrowing transactions range from overnight to six months in maturity. The average maturity was sixty-eight days at the end of 1994, two days at the end of 1993, and eight days at the end of 1992.

10. INTEREST EXPENSE ON DEPOSITS
Interest expense on deposits consisted of the following:

Year ended December 31        1994      1993      1992
                                   (In thousands)

Interest bearing demand       $1,653    $2,030    $2,320
Savings                       4,806     5,546     6,638
Other time                    27,824    25,047    26,685
Total interest on deposits    $34,283   $32,623   $35,643

The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 1994, 1993, and 1992, and the related interest expense for the three years then ended are presented below:

At or for the year ended
December 31                  1994      1993      1992
                                  (In thousands)

Certificates of deposit
in denominations of
$100,000 or more             $30,246   $26,925   $29,499
Related interest expense     1,238     1,175     1,462


11. ADVANCES FROM FEDERAL HOME LOAN BANK, COLLATERALIZED MORTGAGE
OBLIGATION, AND LONG-TERM DEBT
Advances from Federal Home Loan Bank:
Advances from Federal Home Loan Bank consist of the following:

At December 31, 1994
                         Weighted
Maturing                 Average Yield       Balance
                                        (In thousands)

1995                     6.21%               $149,000
1996                     5.58                21,000
1997                     5.57                1,913
1998                     5.86                6,750
1999                     6.09                1,250
2000 and after           7.36                20,181
Total advances                               $200,094

Total Federal Home Loan Bank borrowing exposure at December 31, 1994, was $376,549,000. Total Federal Home Loan Bank borrowings consist of the above listed advances, $69,000,000 Flexline overnight borrowings, and $107,455,000 reverse repurchase agreements.

At December 31, 1993
                         Weighted
Maturing                 Average Yield       Balance
                                        (In thousands)

1994                     4.14%               $10,000
1996                     5.23                14,095
1998                     6.07                3,000
2001                     9.00                4,190
Total advances                               $31,285

All Federal Home Loan Bank stock and an interest in unspecified mortgage loans, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.
Collateralized Mortgage Obligation:
The collateralized mortgage obligation was issued through Community First Capital Corporation ("CFCC"), a wholly- owned, single-purpose finance subsidiary of Community Savings Bank. Community Savings Bank transferred in 1988 Federal Home Loan Mortgage Corporation ("FHLMC") securities with a book value of approximately $31,500,000 to CFCC which were then used as collateral for issuance of bonds with a par value of $27,787,000 in the form of a collateralized mortgage obligation.
There are four classes of bonds, including one class of zero coupon bonds, which mature in the years 2000 through 2018; however, payments of the bonds may occur prior to maturity in accordance with certain provisions of the Trust Indenture between CFCC and the trustee. The remaining bonds have a weighted average adjusted effective rate of 10.25%.
Assets held in trust for the collateralized mortgage obligation consist of the following:

At December 31                          1994      1993
                                        (In thousands)

FHLMC securities                        $8,194    $12,325
Accrued interest receivable on FHLMC    376       311
Funds held by trustee                   534       1,179
Total                                   $9,104    $13,815

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

Long-Term Debt:
The Company's long-term debt consisted of the following:

At December 31           1994           1993
                              (In thousands)

Bank notes               $5,599         $3,124
Other                    207            321
Total long-term debt     $5,806         $3,445

One bank note evidences a $4 million loan to partially finance the acquisition of Community Bancorp, Inc.,which has a current principal balance of $1,988,000. The loan originally was payable in equal quarterly amounts of principal and interest of approximately $196,000 through April 1999 and had a fixed annual interest rate of 9.50%. On August 31, 1993, the Company refinanced this note and shortened the maturity date to July 31, 1996, and reduced the interest rate to one that floats at the Prime Rate. The Company paid a prepayment premium of $170,000 to effect these favorable modifications to the original note.
The other bank note evidences a $9 million non-revolving commercial loan commitment at Standard Mortgage Corporation of Georgia of which the current outstanding balance of $3,611,000 is payable monthly in fixed principal installments of $144,000 through January 15, 1997. The commercial loan bears interest at 3% on the used portion for which a compensating balance is maintained and Prime Rate for which no compensating balance is maintained. This loan is secured by Standard Mortgage Corporation mortgage inventory, servicing rights, and commitments.
Scheduled maturities of long-term debt for the years subsequent to December 31, 1994, are $2,825,000 in 1995; $2,505,000 in 1996;
$446,000 in 1997; and $30,000 in 1998.

12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS Statement of Financial Accounting Standards #107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, approximately 95% of its assets and liabilities are considered financial instruments as defined in SFAS #107. Many of the Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations were used by the Company for the purpose of this disclosure.
Estimated fair values have been determined by the Company using the best available data, as generally provided in the Company's FRY-9C Regulatory Reports, and an estimation methodology suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1994, and 1993, were as follows:

Financial instruments actively traded in a secondary market have been valued using quoted available market prices.


                         1994                  1993
               Estimated    Recorded       Estimated   Recorded
               Fair Value   Book Balance   Fair Value  Book Balance
                                (In thousands)

Federal funds
sold           $  -         $  -           $7,000      $7,000
Investment
securities
(including
assets held in
trust for
collateralized
mortgage
obligation)     770,169      793,204        446,720     442,527

Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities.


                             1994                1993
                   Estimated   Recorded       Estimated   Recorded
                  Fair Value   Book Balance   Fair Value  Book Balance
                              (In thousands)

Deposits with
stated
maturities        $558,694     $566,973       $461,215    $459,718
Short-term
borrowings        367,584      367,584        22,918      22,918
Long-term debt
(including
collateralized
mortgage
obligation and
non-current
portion of
FHLB advances)     62,886      65,151         36,989    37,404

Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

                         1994                1993
               Estimated   Recorded        Estimated   Recorded
               Fair Value  Book Balance    Fair Value  Book Balance
                                (In thousands)

Deposits with
no stated
maturities     $629,273    $629,273        $589,148    $589,148

The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, and assumed prepayment risk.

                         1994                1993
               Estimated   Recorded        Estimated   Recorded
               Fair Value  Book Balance    Fair Value  Book Balance
                              (In thousands)

Net loans
(including
loans held
for sale)      $820,301    $852,414        $721,181    $711,926


Purchased mortgage servicing rights have been valued by an independent third party using a methodology which incorporates a discounted after-tax cash flow of the servicing (loan servicing fees and other related ancillary fee income less the costs of servicing the loans). This valuation also assumes current PSA prepayment speeds which are based upon industry data collected on mortgage prepayment trends.

                         1994                1993
               Estimated   Recorded        Estimated   Recorded
               Fair Value  Book Balance    Fair Value  Book Balance
                               (In thousands)

Purchased
mortgage
servicing
rights         $14,881      $11,452        $  -         $  -


Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by SFAS #107. Because of the Company's stable core deposit base (which comprises 97% of total deposits), its non-use of volatile funding sources such as brokered deposits, and a peer comparable cost of deposits (actual cost in 1994 of 3.47% vs. a peer average of 3.29% as of September 30, 1994), management believes the relationship value of these deposits is significant. Based upon the Company's most recent acquisitions and other limited secondary market transactions involving similar deposits, management estimates the relationship value of these funding liabilities to range between $41 million to $87 million less than their estimated fair value shown at December 31, 1994. The estimated fair value of off-balance sheet financial instruments, used for hedging purposes, is estimated by obtaining quotes from brokers. These values represent the estimated amount the Company would receive or pay, to terminate the agreements, considering current interest rates, as well as, the creditworthiness of the counterparties. At December 31, 1994, the notional value of the Company's off-balance sheet financial instruments (interest rate swaps and caps) totalled $110 million with an estimated fair value of $61,000. There is no material difference between the notional amount and the estimated fair value of the remaining off-balance sheet items which total $161.8 million and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.
Management is concerned that reasonable comparability of these disclosed fair values between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

13. INCOME TAXES
The provision for federal income taxes (before SFAS #109 benefit) is summarized below:

Year ended December 31        1994      1993      1992
                                   (In thousands)

Current                       $4,748    $5,387    $5,330
Deferred                      1,183     97        110
Income tax provision
prior to cumulative effect
of change in accounting
principle                     $5,931    $5,484    $5,440

The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

Year ended December 31       1994             1993             1992
                        Amount    Rate   Amount    Rate   Amount    Rate
                             (In thousands, except percentages)

Tax expense based
on federal statutory
rate                    $5,938    34.4%  $5,682    34.4%  $4,870    34.0%
State income taxes      570       3.3    484       2.9    390       2.7
Tax exempt income       (1,736)   (10.1) (785)    (4.7)  (675)     (4.7)
Goodwill and
acquisition related
costs                    557       3.2     -         -    -         -
Basis differential
of loan sales             -         -      -         -    187       1.0
Other                    602       3.6    103       0.6   668       5.0
Total provision for
income taxes before
cumulative effect of
change in accounting
principle                $5,931    34.4%  $5,484    33.2% $5,440    38.0%

The disposition of certain marketable securities acquired in the acquisition of Johnstown Savings Bank caused a loss of approximately $10 million for tax reporting purposes. This loss was the primary factor that reduced 1994 taxable income to a level that generated an alternative minimum tax liability of approximately $1,050,000. This minimum tax is expected to be recovered in future years and has been included in net deferred tax assets at December 31, 1994.
Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The following table presents the impact on income tax expense of the principal timing differences and the tax effect of each:

Year ended December 31   1994      1993      1992
                              (In thousands)

Provision for possible
loan losses              $1,083    $(501)    $1405
Lease accounting         113       68        (397)
Accretion of discounts
on securities, net       551       324       (157)
Investment write-downs   22        -         -
Core deposit and
purchased mortgage
servicing intangibles    (139)     -         -
Deposit liability
write-down               (220)     -         -
Deferred loan fees       76        240       -
Basis differential of
loan sales               -         -         59
Other, net               (303)     (34)      200
Total                    $1,183    $97       $110

At December 31, 1994, and 1993, deferred taxes are included in the accompanying consolidated balance sheet. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:


At December 31                1994           1993
                                   (In thousands)

Deferred Assets:
Provision for loan losses     $5,456         $5,341
Investment security write-
downs due to SFAS #115        4,821          -
Deferred loan fees            737            703
Tax credits and carryovers    1,570          -
Other                         8              32
Total assets                  12,592         6,076

Deferred Liabilities:
Core deposit and purchased
mortgage servicing
intangibles                   (2,494)        -
Deposit liability write-down  (1,263)        -
Accumulated depreciation      (1,198)        (1,172)
Accretion of discount         (973)          (422)
Lease accounting              (616)          (503)
Other                         (293)          -
Total liabilities             (6,837)        (2,097)
Valuation allowance           (325)          (325)
Net deferred assets           $5,430         $3,654

The increase in net deferred assets during 1994 was attributed to the following:

                                        (In thousands)

Investment write-downs due to
adoption of SFAS #115                        $3,927
Acquisition of Johnstown Savings Bank        (2,018)
Alternative minimum tax credit               1,050
Deferred provision for income taxes          (1,183)
Net increase                                 $1,776

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards #109, "Accounting for Income Taxes." SFAS #109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and income tax bases of assets and liabilities given the provisions of the enacted tax laws. This adoption resulted in the recognition of a non-recurring net benefit of $1,452,000 or $0.35 per share on a fully diluted basis. The effect of this standard on income tax expense (exclusive of the cumulative effect adjustment) for the year ended December 31, 1993, was not material.
In August 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993 which increased the corporate tax rate from 34% to 35% on income greater than $10 million. As a result of this increase in the tax rate, the Company recognized an approximate $100,000 addition to the net deferred tax asset. This caused a corresponding benefit to the provision for income taxes.

14. PENSION AND PROFIT SHARING PLANS
U.S. Bank:
U.S. Bank has a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year for U.S. Bank or the Company and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. U.S. Bank's plan funding policy has been to contribute annually an amount within the statutory range of allowable minimum and maximum actuarially determined tax deductible contributions. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.
Net periodic pension cost for the plan is as follows:

Year ended December 31        1994      1993      1992
                                   (In thousands)

Service cost                  $424      $372      $341
Interest cost                 362       339       298
Deferred asset gain (loss)    (371)     42        (138)
Amortization of transition
asset                         (17)      (17)      (17)
Amortization of
unrecognized prior
service cost                  (23)      (23)      (23)
Actual return on plan assets  17        (421)     (253)
Amortization of gain          -         (9)       (37)
Net periodic pension cost     $392      $283      $171

A reconciliation of the funded status of the plan to the recorded net pension liability is as follows:


At December 31                1994           1993
                              (In thousands)

Fair value of plan assets     $4,306         $4,817
Projected benefit obligation  (5,234)        (5,729)
Unfunded projected benefit
obligation                    (928)          (912)
Unrecognized net transition
asset                         (311)          (328)
Unrecognized prior service
cost                          (477)          (490)
Unrecognized net loss (gain)  (264)          95
Net pension liability         $(1,980)       $(1,635)

The actuarial present value of benefit obligations is as follows:

At December 31                     1994           1993
                                   (In thousands)

Accumulated benefit obligation     $3,583         $3,999
Vested benefit obligation          $3,470         $3,831

The following rate assumptions were used in the plan accounting:

                        Jan. 1,   Dec. 31,  Jan. 1,   Dec. 31,
Measurement Date        1994      1994      1993      1993

Discount rate
(weighted-average)      6.50%     7.75%     7.50%     6.50%
Rate of compensation
 increases              3.50      4.00      4.00      3.50
Expected long-term
rate of return on
plan assets
(weighted-average)      7.50      8.00      8.00      7.50

The above pension disclosures include the information for the supplemental plan for certain management employees which was implemented January 1, 1992.
U.S. Bank also has a trusteed deferred profit sharing plan with contributions made by U.S. Bank based upon income as defined in the plan. All employees of U.S. Bank and the Company who work over 1,000 hours per year participate in the plan beginning on January 1 following six months of service. Contributions to this profit sharing plan were $584,000 in 1994; $489,000 in 1993; and $500,000 in 1992. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.
Three Rivers Bank and Community Savings Bank
(the Western Region Subsidiaries):
The Western Region Subsidiaries have a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. The Western Region Subsidiaries' plan funding policy has been to contribute annually an amount within the statutory range of allowable minimum and maximum actuarially determined tax-deductible contributions. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.
Net periodic pension cost for the plan is as follows:

Year ended December 31        1994      1993      1992
                                   (In thousands)

Service cost                  $346      $162      $110
Interest cost                 302       114       81
Deferred asset gain (loss)    (160)     54        (18)
Amortization of transition
obligation                    3         3         3
Amortization of unrecognized
prior service cost            54        27        -
Actual return on plan assets  (84)      (144)     (70)
Amortization of loss          17        -         -
Net periodic pension cost     $478      $216      $106

A reconciliation of the funded status of the plan to the recorded net pension liability is as follows:

At December 31                     1994      1993
                                   (In thousands)

Fair value of plan assets          $3,404    $1,288
Projected benefit obligation       (4,487)   (2,946)
Unfunded projected benefit
obligation                         (1,083)   (1,658)
Unrecognized net transition
obligation                         26        29
Unrecognized prior service cost    735       789
Unrecognized net loss              82        846
Adjustment to recognize
minimum required liability         -         (818)
Net pension liability              $(240)    $(812)

The actuarial present value of benefit obligations is as follows:

At December 31                     1994      1993
                                   (In thousands)

Accumulated benefit obligation     $3,484    $2,147
Vested benefit obligation          $3,273    $2,093

The following rate assumptions were used in the plan accounting:

                          Jan. 1,   Dec. 31,  Jan. 1,   Dec. 31,
Measurement Date          1994      1994      1993      1993

Discount rate
(weighted-average)        6.50%     7.75%     7.50%     6.50%
Rate of compensation
 increases                3.50      4.00      4.00      3.50
Expected long-term rate
of return on plan assets
(weighted-average)        7.50      8.00      8.00      7.50

The above pension disclosures include the information for the supplemental plan for certain management employees which was implemented July 1, 1993.
Additionally, prior to July 1, 1993, eligible Community employees participated in a non-contributory defined multi-employer pension plan. The net pension cost for contributions made to the plan amounted to $80,000 for the six month period in 1993. Effective July 1, 1993, Community's employees were merged into the Three Rivers Bank pension plan.

The Western Region Subsidiaries also have a trusteed 401(k) plan with contributions made by Western Region Subsidiaries matching those by eligible employees up to a maximum of 50% of the first 6% of their annual salary. All employees of the Western Region Subsidiaries who work over 1,000 hours per year are eligible to participate in the plan beginning on January 1 following six months of service. The Western Region Subsidiaries contribution to this 401(k) plan was $79,000 in 1994; $27,000 in 1993; and
$24,000 in 1992.
Except for the above pension benefits provided by each subsidiary, the Company has no significant additional exposure for any other post-retirement benefits.
15. LEASE COMMITMENTS
The Company's obligation for future minimum lease payments on operating leases at December 31, 1994, is as follows:


Year                            Future Minimum Lease Payments
                                (In thousands)

1995                            $1,215
1996                            873
1997                            730
1998                            354
1999 and thereafter (in total)  627

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.
Rent expense included in total non-interest expense amounted to $540,000, $493,000, and $414,000 in 1994, 1993, and 1992,
respectively.

16. COMMITMENTS AND CONTINGENT LIABILITIES
The Company's banking subsidiaries incur off-balance sheet risks in the normal course of business in order to meet the financing needs of their customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.
Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The banking subsidiaries evaluate each customer's creditworthiness on a case-by-case basis. Collateral which secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, and fixed assets.
Standby letters of credit are conditional commitments issued by the banking subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financings, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Letters of credit are issued both on an unsecured and secured basis. Collateral securing these types of transactions is similar to collateral securing the subsidiary banks' commercial loans.
The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The banking subsidiaries use the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had outstanding various commitments to extend credit approximating $161,826,000 and standby letters of credit of $6,419,000 as of December 31, 1994.
Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company's consolidated financial position or results of operation.

17.INCENTIVE STOCK OPTION PLAN
In 1991, the Company's Board of Directors adopted an Incentive Stock Option Plan authorizing the grant of options covering 128,000 shares of common stock. Under the Plan, options can be granted (the "Grant Date") to employees with executive, managerial, technical, or professional responsibility, as selected by a committee of the Board of Directors. The option price at which a stock option may be exercised shall be a price as determined by the board committee, but shall not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. The following stock option activity was recognized (amounts not rounded):

                              Shares    Shares      Option
                              Under     Available   Price
                              Option    For Option  Per Share

Balance at December 31, 1992  27,334    99,000
Options granted               27,500    (27,500)    22.560
Options exercised             (5,000)   -           17.250
Options canceled or expired   -         -

Balance at December 31, 1993  49,834    71,500
Options granted               25,500    (25,500)    23.875
Options granted               5,000     (5,000)     25.000
Options granted               2,500     (2,500)     21.250
Options exercised             (2,967)   -           17.250
Options exercised             (4,000)   -           22.560
Options canceled or expired   -         -

Balance at December 31, 1994  75,867    38,500

On or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised.
18.PREFERRED STOCK
On November 20, 1992, the Board of Directors authorized the redemption of all outstanding shares of the Company's Series A $2.125 Cumulative Convertible Non-Voting Preferred Stock. The redemption date was established as April 7, 1993. The Preferred Stock redemption presented shareholders with the choice of either redeeming their shares at the redemption price of $25.638 per share or converting their shares into 1.136 shares of the Company's Common Stock. Shareholders of only 53,283 shares opted to redeem their shares resulting in a redemption payout of approximately $1.4 million; shareholders of 498,717 shares (approximately 90%) elected to convert their shares. This conversion resulted in the issuance of 566,543 new common shares. 19.DIVIDEND REINVESTMENT PLAN
The Company's Dividend Reinvestment and Common Stock Purchase Plan provides each record holder of Common Stock with a simple and convenient method of purchasing additional shares without payment of any brokerage commissions, service charges or other similar expense. A participant in the Plan may purchase shares of Common Stock by electing either to (1) reinvest dividends on all of his or her shares of Common Stock or (2) to make optional cash payments of not less than $10 each purchase up to a maximum of $2,000 per month and continue to receive regular dividend payments on his or her other shares. Participants who enroll to reinvest dividends may also make optional cash payments of not less than $10 each purchase up to a maximum of $2,000 per month. A participant may withdraw from the Plan at any time.
Shares purchased under the Plan will be acquired at a three percent (3%) discount from the average market price.
In the case of purchases from USBANCORP, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At December 31, 1994, the Company had 263,048 unissued reserved shares available under the Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Plan in the market for the relevant investment date.

20. SHAREHOLDER RIGHTS PLAN
Each share of the Company's Common Stock had attached to it one right (a "Right") issued pursuant to a Shareholder Protection Rights Agreement, dated November 10, 1989 (the "Rights Agreement"). Each Right entitled a holder to buy one-tenth of a share of the Company's Series B Preferred Stock at a price of $40.00, subject to adjustment (the "Exercise Price"). The Rights became exercisable if a person, group, or other entity acquired or announced a tender offer for 20% or more of the Company's Common Stock. They could also have been exercised if a person or group who had become a beneficial owner of at least 10% of the Company's Common Stock was declared by the Board of Directors to be an "adverse person" (as defined in the Rights Agreement). Under the Rights Agreement, any person, group, or entity would be deemed a beneficial owner of the Company's Common Stock if such person, group, or entity would be deemed to beneficially own the Company's Common Stock under the rules of the Securities and Exchange Commission which generally require that such person, group, or entity have, or have the right to acquire within sixty days, voting or dispositive power of the Company's Common Stock; provided, however, that the Rights Agreement excluded from the definition of beneficial owner, holders of revocable proxies, employee benefit plans of the Company or its subsidiaries and the Trust Company. After the Rights became exercisable, the Rights (other than rights held by a 20% beneficial owner or an "adverse person") would entitle the holders to purchase, under certain circumstances, either the Company's Common Stock or common stock of the potential acquirer having a value equal to twice the Exercise Price. The Company was generally entitled to redeem the Rights at $.01 per Right at any time until the twentieth business day following public announcement that a 20% position had been acquired or the Board of Directors had designated a holder of the Company's Common Stock an adverse person. The Rights expired on November 10, 1994.
On February 24, 1995, the Company's Board of Directors adopted a Shareholder Rights Plan which is substantially similar to and replaces the previous Rights Agreement which expired on November 10, 1994. The only significant difference from the previous Rights Agreement is that under the new plan each right will initially entitle shareholders to buy one unit of a newly authorized series of junior participating preferred stock at an exercise price of $65.00. The rights attached to shares of USBANCORP common stock outstanding on March 15, 1995, and will expire in ten years. The Rights Plan may have the effect of deterring or discouraging a non-negotiated tender or exchange offer for the Company, the acquisition of a large block of the Company's Common Stock, and the removal of the Company's management.

21. COMMUNITY BANCORP, INC. MERGER
Effective as of the beginning of business on March 23, 1992, the Company merged Community Bancorp, Inc. with and into a newly formed subsidiary of the Company with Community surviving the merger. Community Bancorp, Inc., a Pennsylvania corporation, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, whose sole direct subsidiary is Community (formerly Community Savings Association), a Pennsylvania-chartered FDIC-insured savings bank. Community had the following direct subsidiaries: Community First Capital Corporation (a special purpose finance subsidiary), Community First Financial Corporation (a subsidiary engaged in real estate joint ventures), and Frontier Consumer Discount Company. In accordance with Federal Reserve Board policy, the Company has committed to divest its equity investment in Community First Financial Corporation by March 22, 1995, or such longer period as the Federal Reserve Board may approve.
The Company acquired all of the outstanding common stock and stock options of Community Bancorp, Inc. with Community Bancorp, Inc. shareholders receiving $14.1 million in cash and 388,213 shares of the Company's common stock. The total acquisition cost was $21,709,000. The acquisition was accounted for by the purchase accounting method and, accordingly, Community's assets and liabilities have been adjusted to their estimated fair values at the effective date. The fair value of Community's net assets acquired exceeded the purchase price by $2,677,000 which reduced the value assigned to the premises and equipment of Community. The results of operations of Community for the period from March 23, 1992, through December 31, 1992, amounting to $2,980,000 of net income, was included in the Company's 1992 income statement. The pro forma combined results of operations of the Company for the year ended December 31, 1992, after giving effect to the pro forma adjustments as of the beginning of the period, are as follows:

Year ended December 31                  1992
                    (In thousands, except per share data)

Net interest income                     $46,272
Provision for loan losses               2,754
Non-interest income                     8,061
Non-interest expense                    37,716
Provision for income taxes              4,948
Net income                              $8,915

Net income per fully diluted
common share                            $2.47

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

23. JOHNSTOWN SAVINGS BANK ("JSB")
ACQUISITION
For financial reporting purposes, the Merger ("Merger") with JSB was consummated and control was passed to USBANCORP on June 30, 1994. USBANCORP merged JSB with and into U.S. Bank, a wholly-owned subsidiary of USBANCORP, with U.S. Bank surviving the Merger. The separate existence of JSB ceased, and all property, rights, powers, duties, obligations, and liabilities of JSB were automatically transferred to U.S. Bank, in accordance with Federal and Pennsylvania law. Immediately following the Merger, U.S. Bank caused the intracompany sale by Standard Mortgage Corporation of Georgia, a wholly-owned subsidiary of JSB, of all its assets, subject to all of its liabilities, to SMC Acquisition Corporation, an indirect subsidiary of Community. SMC Acquisition Corporation was renamed Standard Mortgage Corporation of Georgia and is a mortgage banking company organized under the laws of the State of Georgia and originates, sells, and services residential mortgage loans.
The Merger was treated as a purchase for financial accounting purposes. The recorded purchase price was based on the average of the closing price of USBANCORP Common Stock ("UBAN") on the NASDAQ/NMS for the ten trading days immediately preceding July 11, 1994, the final closing date of the transaction. The ten day average of USBANCORP's Common Stock was $25.125, which resulted in a total cost of the acquisition being $43.8 million, which was represented by the issuance of 957,857 common shares and $19.7 million in cash. Accounting for the acquisition as a purchase, USBANCORP recognized newly created core deposit intangibles of $5.7 million and goodwill of $20.2 million and began realizing net income immediately from July 1, 1994. Furthermore, the Company incurred approximately $2.4 million of additional restructuring expenses during 1994 as a result of the JSB acquisition including employee severance, data processing conversion costs, marketing and advertising expenses, and other costs. These costs are included in the line item titled "Acquisition charge" in the accompanying Consolidated Statement of Income.

The pro forma combined results of operations of the Company for the years ended December 31, 1994, and 1993, after giving effect to the pro forma adjustments as of the beginning of the periods, are as follows:

Year ended December 31             1994           1993
                         (In thousands, except per share data)

Net interest income                $61,466        $58,024
Provision for loan losses          (2,307)        3,502
Non-interest income                10,635         16,574
Non-interest expense               56,581         52,693
Provision for income taxes         6,133          6,219
Net income                         $11,694        $12,184

Net income per fully diluted
common share                       $2.06          $2.19

24. GOODWILL AND CORE DEPOSIT
INTANGIBLE ASSETS
USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $20.7 million of goodwill and $6.3 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 Johnstown Savings Bank acquisition ($25.9 million) and the 1993 Integra Branches acquisition ($1.2 million).
Intangible assets are typically created when companies pay a premium over book value to make acquisitions of businesses and use the "purchase" method of accounting. There are two types of intangibles. Identifiable intangibles are those that relate to the fair market value of specific customer relationships. Acquisitions of items such as core deposit liabilities and mortgage servicing rights create this type of intangible. The current value of future revenues attributable to such relationships is used in order to establish the amount of identifiable intangibles. A second category of intangibles is goodwill. Goodwill represents the excess of the purchase price (premium) over the fair market value of the assets (including identifiable intangibles) and liabilities acquired.
USBANCORP believes these intangible assets represent real value to the Company. For example, the total intangible assets created with the JSB acquisition amounted to $20.2 million in goodwill and $5.7 million in core deposit intangibles. The Company paid this premium for JSB and believes its franchise value has been strengthened by the acquisition for several reasons:
JSB's customer base, branch locations, and approximately $200 million of stable low cost core deposits allowed the Company to obtain a 25% market share leadership position in Cambria County - one of its primary markets.
the intra-market consolidation opportunities are expected to provide for significant future ongoing earnings enhancements.
 Under accounting rules, intangibles are amortized over a period of time and eventually disappear as an asset on the balance sheet. The Company is amortizing core deposit intangibles over periods ranging from five to ten years while goodwill is being amortized over a 15 year life. The straight line method of amortization is being used for both of these categories of intangibles. It is important to note that this intangible amortization expense is not a future cash flow item. The following table reflects the future amortization expense of the intangible assets:

Year                     Expense
     (In thousands)

1995                     $2,493
1996                     2,408
1997                     2,408
1998                     2,222
1999                     2,066
2000 and after           15,412

A reconciliation of the Company's intangible asset balances for 1994 is as follows:

At December 31
                                             (In thousands)

Total goodwill and core deposit
intangible assets at December 31, 1993       $2,897
Goodwill and core deposit intangibles
resulting from JSB acquisition               25,917
Intangible amortization expense
through December 31, 1994                    (1,805)
Total goodwill and core deposit
intangible assets at December 31, 1994       $27,009

The value of these intangibles is reassessed regularly by the Company. If it is determined that the value of any asset is permanently impaired, appropriate adjustments to the book value of that asset are made.

25. OFF-BALANCE SHEET HEDGE INSTRUMENTS
The Company enters into off-balance sheet hedging transactions to help manage interest rate and market valuation risk exposure which is incurred in normal recurrent banking activities. A summary of the off-balance sheet hedging transactions completed to date are as follows:

CMO Liability Hedge:
During the first quarter of 1994, the Company entered into an interest rate swap agreement with a notional amount of $10 million and a termination date of February 11, 1997. Under the terms of the swap agreement, the Company will receive a fixed interest rate of 5% and pay a floating interest rate defined as the 90 day Libor which resets quarterly. The counterparty in this unsecured transaction is PNC Bank.
This swap agreement was initiated to hedge interest rate risk in a declining, stable, or modestly rising rate environment. Specifically, this transaction hedges the CMO liability on the Company's Balance Sheet by effectively converting the fixed percentage cost to a variable rate cost. This hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with a change in the market value of the CMO liability. Overall, this swap agreement favorably reduced interest expense by $29,000 in 1994. Leverage Program Hedge:
On September 28, 1994, the Company completed hedging transactions with a notional amount of $100 million. The counterparty in these unsecured transactions is Mellon Bank. The $100 million notional amount was comprised of the following:
a $50 million interest rate swap agreement whereby the Company pays a one year fixed interest rate of 6.08% and receives 90 day Libor which resets quarterly. The termination date of this swap agreement is September 28, 1995.
a $50 million interest rate cap on 90 day Libor whereby the cap amounts to 5.25% for the period covering September 28, 1994, through March 28, 1995, and then 5.75% for the period from March 29, 1995, through September 28, 1995. The cost of this cap was 63 basis points or $315,000 and is being amortized as an interest expense over the life of the cap. At December 31, 1994, the unamortized premium amounted to $236,000.
The Company purchased these derivative products to hedge an interest rate mismatch that existed between the investment securities portfolio and short-term Federal Home Loan Bank borrowings. This mismatch was created upon consummation of the balance sheet leverage program (see further discussion in M.D.&A. on page 49) which increased the negativity of the Company's static GAP ratios and the variability of the net interest income under alternative rate scenarios. This hedge reduced interest rate risk since after the hedge was put in place, the Company's negative six-month static GAP was reduced by $100 million and presently totals negative $96 million or 5.4% of total assets. The interest rate swap portion of this hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with any change in the market value of the securities portfolio. These off-balance sheet derivative hedge transactions increased interest expense by approximately $200,000 in 1994.
The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties is remote. The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. In addition to interest rate swaps and caps, the policy also allows for the use of interest rate floors. The Company has not instituted the use of interest rate floors as of December 31, 1994.

26. PARENT COMPANY FINANCIAL INFORMATION
The Parent Company functions primarily as a coordinating and servicing unit for all subsidiary entities. Provided services include general management, credit policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning. The following financial information relates only to the Company operations:


BALANCE SHEET

At December 31                     1994           1993
                                   (In thousands)

ASSETS
Cash and cash equivalents          $2,532         $2,923
Investment securities
available for sale                 15,720         22,002
Equity investment in banking
subsidiaries                       137,635        93,769
Equity investment in non-banking
subsidiaries                       1,934          1,951
Other assets                       1,276          1,030
TOTAL ASSETS                       $159,097       $121,675

LIABILITIES
Short-term borrowings              $17,669        $  -
Long-term debt                     1,988          3,124
Other liabilities                  2,304          1,936
TOTAL LIABILITIES                  21,961         5,060

STOCKHOLDERS' EQUITY
Preferred stock                    -              -
Common stock                       14,275         11,815
Treasury stock                     (3,064)        -
Surplus                            92,923         70,720
Retained earnings                  40,355         34,080
Net unrealized holding losses on
available for sale securities      (7,353)        -
TOTAL STOCKHOLDERS' EQUITY         137,136        116,615

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $159,097       $121,675

STATEMENT OF INCOME

Year ended December 31          1994      1993      1992
                                     (In thousands)

INCOME
Inter-entity management fees    $3,332    $2,988    $2,649
Dividends from subsidiaries     5,530     3,927     11,328
 Interest and dividend income   1,062     1,015     68
Net realized losses on
investment securities           (99)      -         -
Total Income                    9,825     7,930     14,045

EXPENSE
Interest expense                535       313       260
Salaries and employee benefits  2,670     2,201     2,222
Other expense                   1,924     939       974
Total Expense                   5,129     3,453     3,456

INCOME BEFORE
INCOME TAXES
AND EQUITY IN
UNDISTRIBUTED INCOME
OF SUBSIDIARIES                 4,696     4,477     10,589
Provision for income taxes      5         (74)      -
Equity in undistributed
income of subsidiaries          6,619     7,955     (1,706)

INCOME BEFORE
CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING
PRINCIPLE                       11,320    12,358    8,883
Cumulative effect of
change in accounting
principle (adoption
of SFAS #109)                   -         130       -

NET INCOME                      $11,320   $12,488   $8,883

STATEMENT OF CASH FLOWS

Year ended December 31          1994      1993      1992
                                     (In thousands)
OPERATING ACTIVITIES
Net income                     $11,320   $12,488   $8,883
Adjustments to reconcile
net income to net cash
provided by operating
activities:
Equity in undistributed
income of subsidiaries        (6,619)   (7,955)   1,706
Net cash provided by
operating activities          4,701     4,533     10,589

INVESTING AND
FINANCING ACTIVITIES
Preferred stock cash
dividends paid                -         (397)     (1,173)
Common stock cash
dividends paid                (4,679)   (3,557)   (1,959)
Proceeds from issuance of
common stock                  596       637       518
Secondary common
stock offering                -         25,988    -
Redemption of
preferred stock               -         (1,368)   -
Purchase of
investment securities         -         (22,002)  -
Purchase of treasury stock    (3,064)   -         -
Borrowings to fund JSB
acquisition                   16,669    -         -
Borrowings to fund
Community acquisition         -         -         4,000
Increase in borrowings        1,000     -         -
Cash cost of JSB
acquisition                   (19,498)  -         -
Cash cost of
Community acquisition         -         -         (14,106)
Investment in subsidiaries    -         (2,100)   (1,260)
Other - net                   3,884     (241)     1,069
Net cash used by investing
and financing activities      (5,092)   (3,040)   (12,911)

NET INCREASE (DECREASE)
IN CASH EQUIVALENTS           (391)     1,493     (2,322)
CASH EQUIVALENTS AT
JANUARY 1                     2,923     1,430     3,752
CASH EQUIVALENTS AT
DECEMBER 31                   $2,532    $12,923   $1,430

The ability of subsidiary banks to upstream cash to the Company is restricted by regulations. Federal law prevents the Company from borrowing from its subsidiary banks unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary banks' capital and surplus. In addition, the subsidiary banks are subject to legal limitations on the amount of dividends that can be paid to their shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the Parent Company by the subsidiary banks as an inter-entity management fee; these fees must be based upon the fair market value of services provided by the Company. At December 31, 1994, the subsidiary banks were permitted to upstream an additional $13,559,000 in cash dividends and to loan on a secured basis $2,532,000 to the Company. The subsidiary banks also had a combined $129,213,000 of restricted surplus and retained earnings at December 31, 1994.
The Company also had available at December 31, 1994,$1.5 million of a total $2.5 million line of credit from a non-affiliated correspondent bank. This line of credit is unsecured and is subject to annual review on September 30, 1995. Future drawdowns on this line would be at short-term rates tied to 90 day Libor. Additionally, there is an annual commitment fee of 1/4% on any unused portion of the line.
Based on the risk-based capital guidelines of the Board of Governors of the Federal Reserve System, a bank holding company such as the Company, is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets of 8.00%. At December 31, 1994, the Company and each of its banking subsidiaries exceeded their respective regulatory requirements.

STATEMENT OF MANAGEMENT RESPONSIBILITY

January 27, 1995

To the Stockholders and
Board of Directors of
USBANCORP, Inc.

Management of USBANCORP, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the "Annual Report and Form 10-K" in accordance with generally accepted accounting principles and are responsible for its accuracy.
In meeting its responsibility, management relies on internal accounting and related control systems, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities, and programs of internal audit. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any internal control system.
Management also recognizes its responsibility to foster a climate in which Company affairs are conducted with the highest ethical standards. The Company's Code of Conduct, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of proprietary information, and other items. There is an ongoing program to assess compliance with these policies.
The Audit Committee of the Company's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent accountants to discuss audit, financial reporting, and related matters. Arthur Andersen LLP and the Company's internal auditors have direct access to the Audit Committee.

\s\Terry K. Dunkle
Terry K. Dunkle
Chairman,
President & CEO

\s\Orlando B. Hanselman
Orlando B. Hanselman
Executive Vice President,
Chief Financial Officer
& Manager of Corporate Services

Arthur Andersen LLP
2100 One PPG Place
Pittsburgh, PA 15222-5498

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

To the Stockholders and Board of Directors of USBANCORP, Inc.:
We have audited the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Those financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USBANCORP, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
As discussed in Notes 1 and 13 to the Consolidated Financial Statements, effective January 1, 1994, and 1993, the Company changed its method of accounting for investments in debt and equity securities and income taxes, respectively.

\s\Arthur Andersen LLP

Pittsburgh, Pennsylvania
January 27, 1995
(except for the matter discussed
in Note 20 as to which the date
is February 24, 1995).

This page is intentionally left blank

USBANCORP, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS

MARKET PRICE AND DIVIDEND DATA

Common Stock
USBANCORP's Common Stock is traded on the NASDAQ National Market
System under the symbol "UBAN." The following table sets forth the high and low closing prices and the cash dividends declared per share for the periods indicated:

                              CLOSING PRICES      Cash Dividends
                              High       Low      Declared
Year ended December 31, 1994:

First Quarter                 $24.50    $23.25    $0.22
Second Quarter                25.75     22.50     0.25
Third Quarter                 26.00     23.50     0.25
Fourth Quarter                24.25     19.50     0.25
Year ended December 31, 1993:
First Quarter                 $26.50    $24.25    $0.20
Second Quarter                23.50     22.25     0.22
Third Quarter                 26.50     22.25     0.22
Fourth Quarter                27.50     23.25     0.22

Preferred Stock
USBANCORP's Series A $2.125 Cumulative Convertible Preferred Stock was traded in the over-the-counter market and was quoted on the NASDAQ National Market System under the symbol "UBANP." The following table sets forth the range of the high and low bid prices and the cash dividends declared per share for the period indicated:

                              BID PRICES          Cash Dividends
                              High       Low      Declared
Year ended December 31, 1993:

First Quarter                 $28.50    $24.50    $0.53125

The bid prices set forth in the above table for the Preferred Stock reflect prices between dealers, do not include retail markups, markdowns, or commissions, and do not necessarily represent actual transactions. All Preferred Shares were converted to the Company's Common Stock or redeemed by April 7, 1993.

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

At or for the year ended December 31   1994        1993<F1>    1992        1991      1990
     (Dollars in thousands, except per share data and ratios)

Summary of Income Statement Data:
Total interest income                  $102,811    $85,735     $82,790     $66,446      $70,469
Total interest expense                 46,993      36,250      38,349      33,538       38,763
Net interest income                    55,818      49,485      44,441      32,908       31,706
Provision for loan losses              (2,765)     2,400       2,216       900          915
Net interest income
after provision
for loan losses                        58,583      47,085      42,225      32,008       30,791
Total non-interest income              8,187       10,150      8,346       6,035        5,340
Total non-interest expense             49,519      40,715      36,248      28,862       27,198
Income before income taxes,
extraordinary item, and
cumulative effect of change in
accounting principle                   17,251      16,520      14,323      9,181        8,933
Provision for income taxes             5,931       5,484       5,440       2,873        2,745
Income before extraordinary
item and cumulative effect
of change in accounting
principle                              11,320      11,036      8,883       6,308        6,188
Extraordinary item-utilization
of tax loss carryforward               -           -           -           1,004        1,474
Cumulative effect of change in
accounting principle                   -           1,452       -           -            -
Net income                             $11,320     $12,488     $8,883      $7,312       $7,662
Net income applicable
to common stock                        $11,320     $12,385     $7,710      $6,139       $6,489
Per Common Share Data:
Primary Earnings:
Net income                             $2.18       $2.78       $2.67       $2.39        $2.55
Income before extraordinary item,
cumulative effect of change in
accounting principle,
and acquisition charge                 2.54        2.45        2.67        2.00         1.97
Fully Diluted Earnings:
Net income                             2.18        2.72        2.53        2.29         2.41
Income before extraordinary item,
cumulative effect of change in
accounting principle,
and acquisition charge                 2.54        2.41        2.53        1.97         1.95
Cash dividends declared                0.97        0.86        0.75        0.55         0.15
Book value at period end               24.57       24.67       23.08       21.71        19.85
Balance Sheet and Other Data:
Total assets                           $1,788,890  $1,241,521  $1,139,855  $784,036     $774,403
Loans and loans held
for sale, net of unearned income       868,004     727,186     648,915     430,151     445,814
Allowance for loan losses              15,590      15,260      13,752      13,003      12,470
Investment securities
available for sale                     259,462     428,712     366,888     -           -
Investment securities
held to maturity                       524,638     -           -           289,772     235,722
Deposits                               1,196,246   1,048,866   997,591     676,698     674,176
Long-term debt                         5,806       3,445       9,409       5,888       6,193
Stockholders' equity                   137,136     116,615     82,971      70,023      65,050
Full-time equivalent employees<F1>     780         665         644         523         535
Selected Financial Ratios:
Return on average total
equity before extraordinary
item, SFAS #109 benefit and
acquisition charge                     10.41%      10.13%      11.41%      9.39%       10.00%
Return on average assets
before extraordinary
item, SFAS #109 benefit and
acquisition charge                     0.87        0.91        0.85        0.83        0.82
Loans and loans held for sale,
net of unearned income,
as a percent of deposits,
at period end                          72.56       69.33       65.05       63.57       66.13
Ratio of average total
equity to average assets               8.39        8.96        7.48        8.85         8.18
Common stock cash dividends
as a percent of net income
applicable to common stock             44.57       32.28       28.16       22.94       5.90
Common and preferred stock
cash dividends as a percent
of net income                          44.57       32.84       37.64       35.30       20.31
Interest rate spread                   3.47        3.72        3.93        3.69        3.46
Net interest margin                    4.03        4.34        4.58        4.69        4.56
Allowance for loan losses
as a percentage of loans and
loans held for sale, net of
unearned income, at period end         1.80        2.10        2.12        3.02        2.80
Non-performing assets as a
percentage of loans and loans
held for sale and other real
estate owned, at period end            0.91        0.89        1.58        1.10        0.87
Net charge-offs as a percentage
of average loans and loans held
for sale                               0.04        0.13        0.58        0.08        0.17
Ratio of earnings to fixed charges
and preferred dividends<F2>:
Excluding interest on deposits         2.34x       5.26x       4.05x       4.54x       3.87x
Including interest on deposits         1.37        1.45        1.36        1.26        1.22
One Year GAP ratio, at period end      0.79        1.10        1.14        1.06        0.97

<F1>Full-time equivalent employees in 1994 include 115 employees as a result of JSB acquisition. Full-time equivalent employees in 1993 include 18 employees as a result of the Integra Branches
Acquisition. Full-time equivalent employees in 1992 include 127 employees as a result of the Community Acquisition.

<F2>The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

1994 Quarter Ended     Dec. 31       Sept. 30     June 30     March 31
                    (In thousands, except per share data)

Interest income        $31,099       $29,462      $21,184     $21,066
Non-interest income    (350)         3,402        2,479       2,656
Total operating
income                 30,749        32,864       23,663      23,722
Interest expense       16,408        13,781       8,639       8,165
Provision for loan
losses                 (3,800)       225          405         405
Non-interest
expense                12,760        13,267       12,852      10,640
Income before
income taxes           5,381         5,591        1,767       4,512
Provision for
income taxes           1,708         1,887        863         1,473
Net income             $3,673        $3,704       $904        $3,039
Net income
applicable
to common stock        $3,673        $3,704       $904        $3,039
Primary Earnings
Per Common Share:
Net income             $0.65         $0.65        $0.19       $0.64
Fully Diluted Earnings
Per Common Share:
Income before
acquisition charge     0.65          0.65         0.59        0.64
Net income             0.65          0.65         0.19        0.64

Cash Dividends
Declared Per
Common Share           0.25          0.25         0.25        0.22

1993 Quarter Ended     Dec. 31      Sept. 30     June 30      March 31
                           (In thousands, except per share data)

Interest income        $21,138      $21,847      $22,076      $20,674
Non-interest income    2,353        2,603        2,729         2,465
Total operating
income                 23,491       24,450       24,805       23,139
Interest expense       8,734        9,329        9,414        8,773
Provision for
loan losses            600          600          600          600
Non-interest
expense                9,894        10,340       10,656       9,825
Income before
income taxes and
cumulative effect
of change in
accounting
principle             4,263         4,181        4,135        3,941
Provision for
income taxes          1,346         1,333        1,400        1,405
Income before
cumulative effect
of change in
accounting
principle             2,917         2,848        2,735       2,536
Adoption of
SFAS #109             -             -            -           1,452
Net income            $2,917        $2,848       $2,735      $3,988
Net income
applicable to
common stock          $2,917        $2,848       $2,735      $3,885
Primary Earnings
Per Common Share:
Net income            $0.62         $0.60        $0.58       $1.06
Fully Diluted
Earnings Per
Common Share:
Income before
SFAS #109 benefit      0.62         0.60         0.58         0.61
Net income             0.62         0.60         0.58         0.96

Cash Dividends
Declared Per
Common Share           0.22         0.22         0.22         0.20

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS ("M. D. & A.")
The following discussion and analysis of financial condition and results of operations of USBANCORP should be read in conjunction with the consolidated financial statements of USBANCORP, including the related notes thereto, included elsewhere herein. RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1994, 1993, AND 1992
RECENT ACQUISITION HISTORY...The following represents a brief summary of the acquisitions which impacted the Company's financial performance over the three year period from January 1, 1992, through December 31, 1994. For a more comprehensive discussion on each of these acquisitions, see Notes to Financial Statements 21, 22, and 23.
Community Bancorp, Inc.: The acquisition of Community Bancorp, Inc. was effective March 23, 1992, and, accordingly, impacted the Company's financial performance for approximately nine months in 1992 and the full year in both 1993 and 1994. At the acquisition date, Community Bancorp had total assets of $368 million, total loans of $261 million, and total deposits of $321 million. Community Bancorp added 12 community offices to the Company's branch network in the suburban Pittsburgh marketplace. The total cost of the Community Bancorp, Inc. acquisition was $21.7 million.
Integra Branches: On April 2, 1993, the Company's Three Rivers Bank subsidiary acquired four branch offices located in the suburban Pittsburgh marketplace from Integra National Bank. In connection with the transaction, Three Rivers Bank assumed approximately $89 million of deposit liabilities and purchased $12 million of assets, approximately $10 million of which were consumer loans. For the deposit liabilities assumed, Three Rivers Bank paid Integra a deposit premium of 1.4% or $1.2 million. This acquisition impacted the Company's financial performance for approximately nine months in 1993 and the full year in 1994. Johnstown Savings Bank: The acquisition of JSB for financial reporting purposes was effective June 30, 1994, and, accordingly, impacted the Company's financial performance for six months in 1994. At the acquisition date, JSB had total assets of $367 million, total loans of $125.6 million, and total deposits of $209 million. JSB was immediately merged into the Company's U.S. Bank subsidiary, which is also based in Johnstown, Pennsylvania, giving U.S. Bank an approximate 25% deposit market share leadership position in Cambria County. JSB also had a wholly-owned mortgage banking subsidiary, Standard Mortgage Company of Georgia, which U.S. Bank sold on an intracompany basis immediately following the merger to Community Bancorp, Inc.. Standard Mortgage Company services approximately $1.2 billion of mortgage loans and has purchased mortgage servicing rights totalling $11.5 million.
The total cost of the JSB acquisition was $43.8 million. This cost excludes a $1,882,000 after-tax acquisition restructuring charge. JSB initially had six branch office locations in the Greater Johnstown marketplace. Late in the third quarter of 1994, two of these offices were merged into U.S. Bank's retail delivery system to achieve economy of scale benefits.
PERFORMANCE OVERVIEW...The Company's net income for 1994 was $11,320,000 or $2.18 on a fully diluted per share basis compared to net income of $12,488,000 or $2.72 per fully diluted share for 1993 and net income of $8,883,000 or $2.53 per fully diluted share for 1992. The Company's 1994 net income includes a $1,882,000 after-tax acquisition restructuring charge related to the June 30, 1994, completed intra-market purchase of Johnstown Savings Bank. This previously disclosed acquisition charge included expense recognition for one-time integration costs such as employee severance, data processing conversion, and marketing and communication costs. Excluding this acquisition charge, 1994 net income was $13,202,000 or $2.54 per fully diluted share. The Company's 1993 net income included a $1,452,000 non-recurring benefit due to the adoption of SFAS #109, "Accounting for Income Taxes." Before the SFAS #109 benefit, 1993 net income was $11,036,000 or $2.41 per fully diluted share. The Company's 1992 results were not impacted by any unusually large non-recurring or extraordinary items.
When 1994 is compared with 1993, before the acquisition charge and SFAS #109 benefit, the Company's net income increased by $2,166,000 or 19.6% while fully diluted earnings per share increased by a lesser amount of $0.13 or 5.4%. The Company's return on average assets declined modestly by four basis points to 0.87% while the return on average equity increased by 28 basis points to 10.41%. The Company's improved net income was due to a negative loan loss provision and increased net interest income resulting from the JSB acquisition and the implementation of a balance sheet leveraging program. These positive items were partially offset by increased non-interest expense caused largely by the JSB acquisition and lower non-interest income due to the realization of approximately $4 million of losses on available for sale investment security transactions. In conjunction with the JSB acquisition, the Company also issued 957,857 new shares of common stock which contributed to the 13.1% increase in weighted average fully diluted shares outstanding to 5.192 million. The impact of these additional shares was the primary reason that the fully diluted EPS growth rate was lower than the net income growth rate experienced in 1994.
 When 1993 is compared with 1992, the Company's net income before the SFAS #109 benefit increased by $2,153,000 or 24.2% while fully diluted earnings per share decreased by $0.12 or 4.7%. Similar trends were noted for two other key performance ratios as the Company's return on assets before the SFAS #109 benefit improved by six basis points to 0.91% while the return on equity before the SFAS #109 benefit declined by 128 basis points to 10.13%. The increase in net income was attributed to the Company's ability to enhance Community's net income and the accretive impact of the purchase of four Integra branch offices. Additionally, net income and return on assets increased due to continued core growth in non-interest income, increased gains realized on the sale of investment securities available for sale, and the interest earnings generated on $24.6 million of net funds provided from the Company's February 1993 secondary common stock offering. This secondary common stock offering resulted in the issuance of 1,150,000 new shares of the Company's common stock causing a 30.5% increase in weighted average fully diluted shares outstanding to approximately 4.59 million. The initial temporary dilutive effect of these additional shares was the major factor responsible for the $0.12 decline in fully diluted earnings per share and the 128 basis point drop in return on average equity experienced in 1993.
The following table summarizes some of the Company's key performance indicators for each of the past three years:

Year ended December 31        1994      1993      1992
                         (In thousands, except per share
                                   data and ratios)

Net income                    $11,320   $12,488   $8,883
Net income
(before acquisition charge
and SFAS #109 benefit)        13,202    11,036    8,883
Fully diluted earnings
per share                     2.18      2.72      2.53
Fully diluted earnings
per share (before acquisition
charge and SFAS #109 benefit) 2.54      2.41      2.53
Return on average assets      0.75%     1.03%     0.85%
Return on average assets
(before acquisition charge
and SFAS #109 benefit)        0.87      0.91      0.85
Return on average equity      8.92      11.46     11.41
Return on average equity
(before acquisition charge
and SFAS #109 benefit)        10.41     10.13     11.41
Average fully diluted
common shares outstanding     5,192     4,589     3,515

NET INTEREST INCOME AND MARGIN...The following table summarizes the Company's net interest income performance for each of the past three years:


Year ended December 31        1994      1993      1992
                              (In thousands, except ratios)
Interest income               $102,811  $85,735   $82,790
Interest expense              46,993    36,250    38,349
Net interest income           55,818    49,485    44,441
Tax-equivalent adjustment     1,746     740       808
Net tax-equivalent
interest income               $57,564   $50,225   $45,249
Net interest margin           4.03%     4.34%     4.58%

When 1994 is compared to 1993, USBANCORP's net interest income on a tax-equivalent basis increased by $7,339,000 or 14.6% while the net interest margin percentage declined by 31 basis points to 4.03%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the JSB acquisition and a balance sheet leverage program. For 1994, total average earning assets were $274 million higher than 1993. Net interest income was also enhanced by approximately $500,000 of non-accrual loan interest recoveries. While the leverage program and the JSB acquisition did cause an increase in net interest income, these same two factors also contributed to a compression in the Company's net interest margin percentage which is fully explained in the following discussion.
DYNAMIC LEVERAGE PROGRAM...In the second half of 1994, management fully implemented a previously disclosed program designed to better leverage the Company's balance sheet and equity. This dynamic leverage program consists of the ongoing purchase and replacement of an aggregate $122 million pool of "AAA" credit quality investment securities. The pool is presently composed of 15 year fixed- and adjustable-rate mortgage-backed securities, seven year balloons, U.S. Treasury securities and municipal bonds. At December 31, 1994, approximately 39% of the pool is adjustable-rate and 61% fixed-rate with a duration of approximately 3.6 years. This project is funded through the Federal Home Loan Bank using one-year term funds tied to 90 day Libor, 30 and 90 day wholesale reverse repurchase agreements and overnight funds. The dynamic leverage pool will remain in existence as long as the incremental spread between new investments purchased into the pool and the latest funding cost, net of hedging results, exceeds 150 basis points.
While this leverage program favorably increased net interest income dollars by $1.2 million it did, however, contribute to a lower net interest margin percentage since the average spread earned on the funds deployed in the leverage program approximated 196 basis points compared to the Company's more typical net interest spread of approximately 350 basis points. The following table isolates the impact that the leverage program had on some of the Company's key performance items in 1994:

                                             1994 Excluding      Net Impact of
                              Actual 1994    Leverage Program    LeverageProgram
                                        (In thousands, except ratios)

Net tax-equivalent
interest income               $57,564        $56,368             $1,196
Net interest margin           4.03%          4.12%               (0.09)%
Average earnings assets       $1,429,959     $1,368,959          $61,000
Return on average equity
(before acquisition charge)   10.41%         9.78%               0.63%

It is recognized that interest rate risk does exist, particularly in the recently rising interest rate environment, from this dynamic leverage program. To neutralize this risk, management executed $150 million of hedging transactions late in the third quarter which helped fix the variable funding costs associated with this program through September 28, 1995 (see further discussion under Note 25). While the initial cost of these hedge transactions negatively impacted the Company's fourth quarter net interest margin performance by approximately $400,000, they did lock-in a minimum 150 basis point positive spread on the dynamic leverage program through the hedge maturity dates.
JSB ACQUISITION...The Company's core net interest margin performance was also negatively impacted by the JSB acquisition and its lower net interest margin performance (i.e., During the first half of 1994 prior to the acquisition, JSB's net interest margin approximated 3.20% compared to the Company's 4.33% NIM performance for that same period). This lower margin performance at JSB can be attributed to its more typical savings bank balance sheet mix; this mix includes a greater proportion of fixed-rate residential and commercial mortgage loans and more reliance on certificates of deposit, rather than non-interest bearing demand deposits, as a funding source. The Company was able to improve JSB's net interest margin performance by approximately 70 basis points and its annual pre-tax net interest margin dollars by approximately $2.9 million as a result of an investment portfolio repositioning strategy executed in the months immediately following the acquisition. The Company elected to sell $175 million or 90% of JSB's securities portfolio, which was comprised primarily of collateralized mortgage obligations yielding approximately 5.50%, and replace it with Federal Agency mortgage pass through securities yielding approximately 7.2% with a similar average life of approximately 3.5 years. The Company prefers mortgage pass through securities because these instruments have more predictable cash flows and less market valuation risk than collateralized mortgage obligations. No gain or loss was recognized on the sale of these securities for book purposes since they had already been marked to market through purchase accounting at the acquisition date.

When analyzing the Company's net interest margin percentage performance on a quarterly basis during 1994, a declining trendline was observed throughout the year as the net interest margin declined from a high of 4.43% in the first quarter to a low of 3.66% in the fourth quarter. The most significant quarterly NIM drop of 34 basis points occurred between the third and fourth quarters. As previously mentioned, the JSB acquisition and leverage program were primary elements contributing to the margin decline in the second half of the year. Other factors responsible for the fourth quarter decline were:
the $200,000 initial cost associated with instituting the $100 million off-balance sheet hedge program.
the $200,000 cost associated with extending $50 million of overnight borrowings with the FHLB into a one year fixed-rate advance which matures on September 28, 1995.
a liability funding mix shift as deposit balances in low cost savings accounts declined by approximately $35 million in the fourth quarter of 1994. Specifically, $11 million of these deposits shifted into higher, fixed-rate certificates of deposit with maturities exceeding one year at an increased cost to the Company of approximately 400 basis points. The remaining $24 million of these deposits were replaced with borrowed FHLB funds at a similarly higher rate. This unfavorable funding mix shift reduced net interest income by approximately $400,000, but does provide the Company with certain additional margin protection from any near-term rate increases.
One factor contributing to the deposit mix shift was the implementation of a Customer's Choice certificate of deposit program in the fourth quarter of 1994. This program was executed in an effort to both slow deposit run-off and further grow the deposit base with funds at incremental costs currently lower than comparable Federal Home Loan Bank funding alternatives. Additionally, this program provided the Company's community office employees with a viable product to sell during a period in which pricing was not increased on lower cost core accounts. The program was successful during the six week period it was in place as it generated $38 million of total deposits of which $13 million or 34% represented new funds from outside the organization. The average fixed cost of these deposits was 6.22% with an average term of approximately 18 months. This extension of the liability base also allowed the Company to reduce the negativity of its six month and one year static GAP positions. For the first quarter of 1995, the Company generally expects the net interest margin to modestly improve from the 3.66% recent quarterly performance. This general expectation is based upon the following:
late in the fourth quarter of 1994, the Company repositioned its investment portfolio by selling $81 million of available for sale securities with a weighted average coupon of approximately 6.02% and remaining maturity of 29 months. Securities in the amount of $77 million were purchased with a weighted average coupon of approximately 8.80% and a maturity of 49 months. The approximate 275 basis point yield improvement on this repositioning strategy will generate $2.1 million of additional pre-tax earnings for each of the next three years. The yield improvement for the remaining 13 months may differ due to the variable rate composition of the securities.
the $100 million of off-balance sheet hedge transaction associated with the leverage program will provide a locked-in first quarter net margin benefit of $266,000.

These expected net interest margin enhancements may, however, be negated by additional funding cost increases given the February 1, 1995, Federal Reserve action to increase interest rates by 50 basis points, the possible continued customer deposit mix shift from lower cost core accounts into higher fixed cost certificates of deposit, and the potential implementation by the Company of additional hedges during the first quarter.
When 1993 is compared to 1992, USBANCORP's tax equivalent net interest income increased by $5.0 million or 11.0% while the net interest margin percentage declined by 24 basis points to 4.34%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the Integra Branches and Community Savings Bank acquisitions and the $24.6 million in net funds provided from the secondary common stock offering. For 1993, total average earning assets were $167 million higher than 1992. The contraction in the net interest margin can best be explained by the following factors:
The full year impact of the Community Savings acquisition and its lower NIM performance which averaged in the 3.80% to 4.00% range during 1993. This margin performance was lower than the net interest margin operating performance of approximately 4.60% experienced at the Company's other banking subsidiaries. This lower margin performance at Community can be attributed to its more typical savings bank balance sheet mix; this mix includes a greater portion of one- to four-family fixed-rate residential mortgage loans and more reliance on certificates of deposit, rather than non-interest bearing demand deposit accounts, as a funding source. It is the Company's intent to gradually improve Community's margin to a higher operating level by diversifying the loan mix to include more rate sensitive and shorter maturity commercial and consumer loans. This diversification of the loan portfolio has already begun as commercial loans comprised 15% of Community's total loan portfolio at December 31, 1993 (at December 31, 1994, it was 21%), compared to only 4% at March 31, 1992. A decline in the dependence on real estate loans was experienced as Community's real estate loan portfolio composition percentage decreased from 82% to 74% between these same two dates. This decline resulted from the sale of primarily all new 30 year fixed-rate residential mortgage loans originated during 1993 totalling approximately $22 million at a gain of $593,000. Since only $10 million of loans were acquired with the Integra Branch offices, the majority of the $88 million of acquired Integra deposits were redeployed into investment securities. Additionally, $24.6 million of funds provided from the secondary market common stock issuance were also invested in the securities portfolio. This initial dependence on the investment portfolio as the primary source of return on these acquired deposits and stock issuance proceeds was a major factor contributing to the contraction in the net interest margin percentage.
The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred as well as interest recorded on non-accrual loans as cash is received once the principal has been fully paid.


Year ended December 31                1994                          1993                          1992
                                      Interest                      Interest                      Interest
                           Average    Income/    Yield/  Average    Income/    Yield/   Average   Income/    Yield/
                           Balance    Expense    Rate    Balance    Expense    Rate     Balance   Expense    Rate
                                                          (In thousands, except percentages)

Interest earning assets:
Loans, net of
unearned income            $809,695   $67,114    8.29%   $708,690   $61,027    8.61%    $623,087    $58,635    9.41%
Deposits with banks        2,974      121        4.08    4,885      127        2.60     6,584       324        4.92
Federal funds sold and
securities purchased under
agreements to resale       2,330      94         4.06    12,850     383        2.98     12,601      426        3.38
Investment securities:
Available for sale         276,225    15,531     5.62    413,558    23,592     5.70     331,354     22,999     6.94
Held to maturity           327,910    20,777     6.38       -          -         -         -         -        -
Total investment
securities                 604,135    36,308     6.03    413,558    23,592     5.70     331,354     2,999      6.94
Assets held in trust for
collateralized mortgage
obligation                 10,825     920        8.50    16,342     1,346      8.24     15,229      1,214      7.97
Total interest earning
assets/interest income     1,429,959  104,557    7.31    1,156,325  86,475     7.48     988,855     83,598     8.45
Non-interest earning assets:
Cash and due from banks    42,609                        32,181                         29,083
Premises and equipment     18,014                        16,345                         15,453
Other assets               39,446                        24,776                         20,925
Allowance for loan losses  (17,488)                      (14,292)                       (13,782)
TOTAL ASSETS               $1,512,540                    $1,215,335                     $1,040,534
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand    $106,665   $1,653     1.55%   $99,090    $2,030     2.05%    $82,705     $2,320     2.81%
Savings                    248,265    4,806      1.94    231,025    5,546      2.40     216,137     6,638      3.07
Other time                 632,040    27,824     4.40    574,182    25,047     4.36     510,996     26,685     5.22
Total interest bearing
deposits                   986,970    34,283     3.47    904,297    32,623     3.61     809,838     35,643     4.40
Federal funds purchased,
securities sold under
agreements to repurchase
and other short-term
borrowings                 112,846    5,349      4.79    14,486     359        2.48     10,452      281        2.69
Advances from Federal
Home Loan Bank             109,098    6,006      5.51    23,711     1,163      4.90     6,115       463        7.57
Collateralized mortgage
obligation                 9,861      1,024      10.38   14,189     1,508      10.63    14,194      1,301      9.17
Long-term debt             5,010      331        6.58    7,560      597        7.90     8,360       661        7.91
Total interest bearing
liabilities/
interest expense           1,223,785  46,993     3.84    964,243    36,250     3.76     848,959     38,349     4.52
Non-interest bearing
liabilities:
Demand deposits            138,428                       122,699                        103,398
Other liabilities          23,468                        19,440                         10,298
Stockholders' equity       126,859                       108,953                        77,879
TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY   $1,512,540                    $1,215,335                     $1,040,534
Interest rate spread                             3.47                          3.72                            3.93
Net interest income/net
interest margin                        57,564    4.03%              50,225     4.34%                45,249     4.58%
Tax-equivalent adjustment              (1,746)                      (740)                           (808)
Net interest income                    $55,818                      $49,485                         $44,441

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The table below sets forth an analysis of volume and rate changes in net interest income on a tax-equivalent basis. For purposes of this table, changes inbased upon the respective percentage changes in average balances and average rates. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

                                     1994 vs. 1993                  1993 vs. 1992
                                     Increase (decrease)            Increase (decrease)
                                     due to change in:              due to change in:
                           Average   Average                 Average   Average
                           Volume    Rate      Total         Volume    Rate      Total
                                                 (In thousands)

Interest earned on:
Loans, net of unearned
income                     $8,234    $(2,147)  $6,087        $6,278    $(3,886)  $2,392
Deposits with banks        13        (19)      (6)           (70)      (127)     (197)
Federal funds sold and
securities purchased
under agreements to
resell                     (519)     230       (289)         9         (52)      (43)
Investment securities      11,297    1,419     12,716        1,179     (586)     593
Assets held in trust for
collateralized
mortgage obligation        (470)     44        (426)         90        42        132
Total interest income      18,555    (473)     18,082        7,486     (4,609)   2,877

Interest paid on:
Interest bearing
demand deposits            172       (549)     (377)         794       (1,084)   (290)
Savings deposits           472       (1,212)   (740)         504       (1,596)   (1,092)
Other time deposits        2,545     232       2,777         4,928     (6,566)   (1,638)
Federal funds purchased
and securities sold
under agreements to
repurchase, and other
short-term borrowings      4,388     602       4,990         98        (20)      78
Advances from Federal
Home Loan Bank             4,681     162       4,843         798       (98)      700
Collateralized mortgage
obligation                 (449)     (35)      (484)         -         207       207
Long-term debt             (178)     (88)      (266)         (63)      (1)       (64)
Total interest expense     11,631    (888)     10,743        7,059     (9,158)   (2,099)
Change in net
interest income            $6,924    $415      $7,339        $427      $4,549    $4,976

Regarding the separate components of net interest income, the Company's total tax equivalent interest income for 1994 increased by $18.1 million or 20.9% when compared to 1993. This increase was due to the previously mentioned $274 million increase in average earning assets which caused interest income to rise by $18.6 million between years. This positive factor was partially offset by an unfavorable rate variance of $473,000 as a reduced loan portfolio yield more than offset an improved yield for the total investment security portfolio causing the Company's total earning asset yield to drop by 17 basis points to 7.31%. The full year impact was felt in 1994 of the trend of accelerated customer refinancing of mortgage loans during the latter part of 1993. This trend combined with limited new consumer loan growth caused the Company's total loan portfolio yield to drop 32 basis points to 8.29%. This drop more than offset the benefit of a 33 basis point increase in the total investment security portfolio yield to 6.03%. This improved security yield reflected only the partial year benefit of the following strategic initiatives executed during 1994 in an attempt to generate increased earnings from the securities portfolio by taking additional managed and controlled interest rate risk:
the securities purchased in conjunction with the $122 million dynamic leverage program.

the sale and repositioning of $175 million or 90% of JSB's investment security portfolio.
the sale late in the fourth quarter of 1994 of $81 million of available for sale securities with a weighted average coupon
(WAC) of 6.02% and weighted average maturity (WAM) of 29 months generated a $4 million loss. The proceeds from this sale were used to purchase $77 million of securities with a WAC of 8.80% and a WAM of 49 months.
At December 31, 1994, as a result of these strategic initiatives the balance in the investment securities portfolio totalled $784 million with a WAC of 6.84% and WAM of 3.8 years compared to a total securities balance of $429 million at December 31, 1993, with a WAC of 5.45% and a WAM of 2.8 years. The Company is now positioned to garner the full year benefits of these strategies in 1995.
The Company's total interest income for 1993 increased by $2.9 million or 3.6% when compared to 1992. This increase was due entirely to the previously mentioned $167 million increase in average earning assets which resulted in a $7.5 million increase in interest income between years. This positive factor was offset by an unfavorable rate variance of $4.6 million as the Company's earning assets repriced downward in conjunction with the national decline in interest rates. Specifically, the yield on the loan portfolio decreased 80 basis points to 8.61% while the yield on total investment securities and investment securities available for sale dropped 124 basis points to 5.70%. The national and local market trend of accelerated customer refinancing of mortgage loans contributed materially to the declining yields experienced in both of these portfolios. Finally, the increased dependence on investment securities as a funding use negatively impacted the earning asset mix in 1993.
The Company's total interest expense for 1994 increased by $10.7 million or 29.6% when compared to 1993. This increase was also caused by a $260 million increase in average interest bearing liabilities resulting from the previously mentioned JSB acquisition and FHLB borrowings used to fund the leverage program. These increased FHLB borrowings also negatively impacted the liability mix and overall cost of funds because the cost of these borrowings averaged 5.12% for 1994 compared to the Company's core cost of deposits of 3.47%. This 3.47% cost of core deposits represented a 14 basis point decline from the prior year and was the primary factor responsible for the $888,000 favorable variance in 1994.
This decline in deposit costs is primarily a result of management repricing all deposit categories downward in the declining interest rate environment experienced during 1993 and generally maintaining those low rates for non-certificate of deposit products during the rising rate environment experienced in 1994
(see further discussion under Interest Rate Sensitivity on page
65 regarding future limitations on the Company's ability to continue to maintain these low core deposit rates). It has been management's ongoing pricing strategy to position USBANCORP's core savings deposit rates within the lower quartile of deposit rates offered by commercial banks in its market area. Management believes that a constant level of high service quality mitigates the impact this rate positioning strategy has on the deposit base size and funds availability provided that the rates offered are not appreciably below competition.
During the second half of 1994, the Company positioned its certificate of deposit pricing within the upper half of deposit rates offered by commercial banks in its market area. This increase in certificate of deposit pricing was done for several reasons: to help retain customers immediately after the JSB acquisition during a critical period which included a computer system conversion, to try to encourage customer deposit term extension in a rising interest rate environment, and to use lower cost deposits as a source of funds to replace higher cost and more rate sensitive FHLB borrowings which were being used to fund a portion of JSB's acquired balance sheet. As a result of the rising interest rate environment and the increased certificate of deposit pricing, the Company did begin to experience a shift of funds out of low cost savings accounts and into certificates of deposit during the fourth quarter of 1994.
Specifically, approximately $11 million of funds shifted into fixed cost certificates of deposit with maturities generally exceeding one year with an increased cost to the Company of approximately 400 basis points. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to increase by eight basis points from 3.76% during 1993 to 3.84% during 1994.
The Company's total interest expense for 1993 decreased by $l $7.1 million of interest expense generated from a $115 million increase in average interest bearing liabilities. This negative factor was more than offset by a $9.2 million favorable variance which resulted primarily from management repricing all deposit categories downward in a declining interest rate environment. The magnitude of the downward repricing was more pronounced at Community as their deposit rate structure was reduced to levels more consistent with bank competition and the Company's other banking subsidiaries.
Regarding the deposit mix, the Company experienced a shift of funds from short-term certificates of deposit into more liquid interest bearing demand and savings accounts due to the narrowing of the rate spread between these products and customer preference for liquidity in the low interest rate environment. The Company also used an additional $17.6 million (average balance) of advances from the Federal Home Loan Bank to extend the liability maturity base at Community in order to better manage interest rate risk. These price and liability composition movements allowed USBANCORP to lower the average cost of interest bearing liabilities by 76 basis points from 4.52% in 1992 to 3.76% in 1993.
LOAN QUALITY...USBANCORP's written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. Annual credit reviews are mandatory for all commercial loans in excess of $100,000 and for all commercial mortgages in excess of $250,000. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas.
The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets:

At December 31                        1994        1993        1992
                                   (In thousands, except percentages)

Total loan delinquency
(past due 30 to 89 days)              $12,832     $10,428     $8,743
Total non-accrual loans               5,446       5,304       5,596
Total non-performing assets<F1>       7,901       6,498       10,291
Loan delinquency as a percentage
of total loans and loans held
for sale, net of unearned income      1.48%       1.43%       1.35%
Non-accrual loans as a percentage
of total loans and loans held
for sale, net of unearned income      0.63        0.73        0.86
Non-performing assets as a
percentage of total loans
and loans held for sale,
net of unearned income,
and other real estate owned           0.91        0.89        1.58

<F1>Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) consumer loans that are contractually past due 90 days or more as to interest and principal payments and which are insured for credit loss, and (iii) other real estate owned, including in-substance foreclosures. All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest.

At December 31, 1994, non-accrual loans as a percentage of total loans and loans held for sale, net of unearned income, were 0.63%. Total non-performing assets as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned were 0.91% at this same year-end 1994 date. The decreases from December 31, 1992, in each of these categories were due primarily to the Company's ongoing loan work-out program which has been implemented at each banking subsidiary. Overall, total loan delinquency (past due 30 to 89 days) as a percentage of total loans, net of unearned income, totalled 1.48% at December 31, 1994, and increased modestly between years. Potential problem loans consist of loans which are included in performing loans, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At December 31, 1994, all identified potential problem loans were included in the preceding table.
ALLOWANCE AND PROVISION FOR LOAN LOSSES...As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, management of the Company makes a quarterly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential yet undetermined losses. The amount charged against earnings is based upon several factors including, at a minimum, each of the following:
a continuing review of delinquent, classified and non-accrual loans, large loans, and overall portfolio quality. This continuous review assesses the risk characteristics of both individual loans and the total loan portfolio.
regular examinations and review of the loan portfolio by representatives of the regulatory authorities.
analytical review of loan charge-off experience, delinquency rates, and other relevant historical and peer statistical ratios. management's judgment with respect to local and general economic conditions and their impact on the existing loan portfolio.
When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.
USBANCORP has no credit exposure to foreign countries, foreign borrowers, or highly leveraged transactions.

The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended:

Year ended December 31           1994       1993       1992       1991       1990
                                           (In thousands, except ratios)
Balance at beginning of year:    $15,260    $13,752    $13,003    $12,470    $12,315
Addition due to acquisitions     3,422       -         2,122       -         -
Charge-offs:
Commercial                       352        383        2,286      443        935
Real estate-mortgage             155        628        1,141      18         467
Consumer                         591        750        1,031      770        1,010

Total charge-offs                1,098      1,761      4,458      1,231      2,412

Recoveries:
Commercial                       199        338        291        332        861
Real estate-mortgage             100        27         166        157        405
Consumer                         472        504        412        375        386

Total recoveries                 771        869        869        864        1,652

Net charge-offs                  327        892        3,589      367        760
Provision for loan losses        (2,765)    2,400      2,216      900        915

Balance at end of year           $15,590    $15,260    $13,752    $13,003    $12,470

Loans and loans held
for sale, net of unearned income:
Average for the year             $809,695   $708,690   $623,087   $435,462   $447,932
At December 31                   868,004    727,186    648,915    430,151    445,814
As a percent of average loans
and loans held for sale:
Net charge-offs                  0.04%      0.13%      0.58%      0.08%      0.17%
Provision for loan losses        (0.34)     0.34       0.36       0.21       0.20
Allowance for loan losses        1.93       2.15       2.21       2.99       2.78
Allowance as a percent of each
of the following:
Total loans and loans held
for sale, net of unearned
income                           1.80       2.10       2.12       3.02       2.80
Total delinquent loans (past
due 30 to 89 days)               121.49     146.34     157.29     150.00     171.40
Total non-accrual loans          286.27     287.71     245.75     387.22     507.74
Total non-performing assets      197.32     234.84     133.63     274.00     319.90
Allowance as a multiple of net
charge-offs                      47.68x     17.11x     3.83x      35.43x     16.41x

The Company recorded a negative provision for loan losses of $2.8 million in 1994 compared to loan loss provisions of $2.4 million in 1993 and $2.2 million in 1992. When expressed as a percentage of average loans, the provision averaged (.34%) in 1994, .34% in 1993, and .36% in 1992. When 1994 is compared to 1993, this represents a net favorable shift of $5.2 million.
The overall negative provision for 1994 resulted from a one-time non-recurring negative provision of $4 million recognized in the fourth quarter. This negative provision was driven by the continuing improvement of the Company's asset quality including reduced levels of net loan charge-offs. Specifically, since 1987, USBANCORP, Inc. has meticulously adhered to a publicly disclosed procedural discipline in determining both the necessary provision for loan losses to be taken from earnings and the adequacy of the allowance for loan losses. Based upon management's judgment and evaluation of this systematic procedural methodology, the Company has reduced its quarterly provision for loan losses three times since the beginning of 1993. Despite these expense reductions, and due to both nominal loan charge-offs and ongoing work-out successes and recoveries, the provision for loan losses has exceeded net charge-offs each quarter since June 30, 1992. Indeed, for the full year 1994 net charge-offs again dropped to $327,000 or only .04% of total loans. In recognition of this well established trend, the Company's increasingly diversified loan mix and geographic presence, stabilized and improving regional economies, completed credit integration of all recent acquisitions and the continuing adequacy of the allowance for loan losses subsequent to the non-recurring negative provision, it was management's and the Board of Director's judgment that the interests of the Company's shareholders and customers were best served by this immediate, one-time negative provision.
Subsequent to the non-recurring negative provision, management believes the Company's allowance is adequate at each subsidiary bank for losses inherent in the portfolio and its allowance coverage is generally comparable with peer institutions. The allowance for loan losses at December 31, 1994, was 1.80% of total loans and 197% of non-performing assets; according to the most recent bank analysis prepared by SNL Securities, the peer average for banks throughout the country between $1 and $5 billion in assets is an allowance to non-performing assets ratio of 128%. Consistent with the Company's historic practice of maintaining a surplus in the allowance for loan losses of at least 20% of the systematically determined minimum requirement, the unallocated general reserve amount was $6.6 million or 74% of the total required need at December 31, 1994. There can be no assurance that if asset quality deteriorates in future periods material additions to the allowance for loan losses will not be required; management currently estimates, however, that the 1995 provision for loan losses will approximate $500,000.
When December 31, 1993, is compared to December 31, 1992, the allowance coverage ratios for non-accrual loans and non-performing assets increased due to the previously discussed improvement in the Company's asset quality combined with an increased balance in the allowance for loan losses. The December 31, 1993, allowance to total loans and loans held for sale, net of unearned income, ratio of 2.10% declined by only two basis points from the December 31, 1992, level of 2.12% despite the $78.3 million of growth experienced in the loan portfolio. USBANCORP management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. This allocation is based upon historical experience. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

At December 31                    1994                  1993               1992               1991              1990
                                  Percent of            Percent of         Percent of         Percent of        Percent of
                                  Loans in              Loans in           Loans in           Loans in          Loans in
                                  Each                  Each               Each               Each              Each
                                  Category              Category           Category           Category          Category
                         Amount   to Loans<F2>  Amount  to Loans  Amount   To Loans  Amount   to Loans  Amount  to Loans
                                                     (In thousands, except percentages)
Commercial               $1,894   13.4%         $1,637  13.6%     $1,653   11.6%     $4,963   27.6%     $3,371  25.3%
Commercial loans
secured by real estate   5,278    19.3          4,073   17.2      4,416    19.1      <F1>               <F1>
Real estate-mortgage     339      48.8          279     46.3      244      45.3      1,274    36.7      1,202   34.7
Consumer                 1,436    18.5          1,636   22.9      2,002    24.0      1,169    35.7      1,870   40.0
Allocation to
general risk             6,643                  7,635             5,437              5,597              6,027

Total                    $15,590                $15,260           $13,752            $13,003            $12,470

<F1>The historical information for this category was not available.
<F2>Includes loans held for sale.

NON-INTEREST INCOME...Non-interest income for 1994 totalled $8.2 million which represented a $2 million or 19.3% decrease when compared to 1993. This decrease was primarily due to the following items:
the realization of a $4 million loss on investment securities available for sale in 1994 compared to a $583,000 gain realized in 1993 (a net unfavorable shift of $4.6 million). The 1994 loss resulted primarily from an investment portfolio repositioning strategy executed late in the fourth quarter which was designed to enhance future net interest income performance. Specifically, $81 million of available for sale securities with a weighted average coupon of 6.02% and weighted average maturity of 29 months were sold at a $4 million loss. The proceeds from this sale were used to purchase $77 million of securities with a WAC of 8.80% and a WAM of 49 months. The approximate 275 basis point yield improvement on this repositioning strategy will generate $2.1 million of additional pre-tax earnings for each of the next three years. The yield improvement for the remaining 13 months may differ due to the variable rate composition of the securities. Other investment security strategies executed in 1994 included the second quarter sale of certain collateralized mortgage obligations in an effort to reduce the market valuation risk of the available for sale portfolio, enhance yield performance and reduce cash flow volatility. The losses from this repositioning strategy were almost offset by gains generated from a sales strategy executed in the first quarter to capture available market premiums on securities with a remaining maturity of generally less than one year.
the inclusion of $1.1 million of net mortgage servicing income generated from a mortgage banking subsidiary acquired with the JSB acquisition. This amount resulted from $1.9 million of mortgage servicing fees net of $746,000 of amortization expense of the cost of purchased mortgage servicing rights. As of December 31, 1994, this mortgage banking subsidiary was servicing $1.2 billion of mortgage loans. SMC's servicing portfolio has benefited from recent increases in interest rates as the value of the servicing portfolio typically increases in a rising interest rate environment due to slower mortgage prepayment speeds. Recent valuations of the portfolio caused SMC to reduce the monthly amortization expense of the purchased mortgage servicing rights (PMSRs) by approximately $50,000 in the fourth quarter due to extension of the servicing lives. This reduction will favorably impact the 1995 pre-tax performance of SMC by approximately $500,000. The following chart highlights some of the key information related to SMC's mortgage servicing portfolio:

                                                  December 31, 1994        June 30, 1994
                                                      (In thousands, except percentages
                                                            and prepayment data)
Purchased balance                                 $991,269                 $888,167
Fair value of PMSRs based upon discounted
cash flow of servicing portfolio                  14,881                   10,434
Fair value as a percentage of purchased balance   1.50%                    1.17%
PSA prepayment speed                              145                      179
Weighted average portfolio interest rate          8.03%                    8.13%

A rollforward of the PMSRs since acquisition date is as follows:
                                                            (In thousands)
Balance as of July 1, 1994                                   $10,434
Acquisition of servicing rights                                1,764
Amortization of servicing rights                                (746)
Balance as of December 31, 1994                              $11,452
a $445,000 or 17.3% increase in trust fees to $3 million in 1994.
This core trust fee growth is prompted by the profitable expansion of the Company's business throughout western
Pennsylvania including the Greater Pittsburgh marketplace. Total trust assets (discretionary and non-discretionary) have grown by $85 million or 9% since December 31, 1993, and now total over $1 billion at December 31, 1994. The Trust staff's marketing skills combined with their proven ability to deliver quality service has been the key to the Company's growth rate, which has ranged between 17%-25% annually for each of the past four years. While there can be no assurances of continuation of this trend, these factors provide a foundation for future growth of this important source of fee income.
the realization of a $763,000 gain on loan and servicing sales in 1994 compared to a $593,000 gain for 1993. The $170,000 increase between periods was due entirely to a $200,000 gain recognized on the sale of the Company's $17 million student loan portfolio which more than offset reduced gains generated on $60 million of fixed-rate mortgage loan sales in 1994.
an $883,000 increase in other income due primarily to additional fee income resulting from the JSB acquisition. Examples of fee income sources demonstrating increases are: credit card charges, other mortgage banking processing fees, ATM transaction charges, and bond handling fees. Other income was also supplemented by an $88,000 gain realized on the liquidation of a real estate joint venture and a $70,000 increase in premium income on credit life and disability insurance sales to consumer loan customers.
Non-interest income for 1993 totalled $10.2 million which represented a $1.8 million or 21.6% increase over 1992. This increase was primarily due to an $855,000 increase in service charges on deposit accounts, a $524,000 increase in trust fees, a $190,000 increase in realized gains on the sale of investment securities classified as "available for sale," and a $92,000 increase in wholesale cash processing fees. These positive factors were partially offset by a $144,000 decrease in gains realized on the sale of loans classified as "held for sale."
The $855,000 or 44.6% increase in deposit service charges resulted partly from higher deposit levels due to the acquisitions. Additionally, the other significant part of this increase was due to the benefits of a revised deposit service charge pricing strategy implemented at Community on March 1, 1993. The $524,000 or 25.5% increase in trust fees resulted primarily from continued successful business development efforts as total trust assets (discretionary and non-discretionary) grew by 45.1% since December 31, 1992, to $943 million at December 31,
1993. Specifically, corporate trust assets grew by $98 million or 44%, employee benefit assets grew by $60 million or 26%, and personal trust assets grew by $75 million or 29%. A portion of the growth in personal trust assets was fueled by the continued successful sales of the Pathroad Account, a competitively priced mutual fund product. The increase in realized gains on the sale of investment securities available for sale resulted from the execution of several investment strategies to capture available market premiums on various mortgage-backed securities which had the characteristics of low remaining balances and fast prepayment histories. Also, the $92,000 increase in wholesale cash processing fees resulted from continued growth in the customer base. Even though it was a $144,000 reduction from 1992, the Company realized $593,000 in gains from the sale of approximately
$22 million of 30 year fixed-rate residential mortgage loans which were originated during 1993.

NON-INTEREST EXPENSE...Total 1994 non-interest expense of $49.5 million increased by $8.8 million or 21.6% when compared to 1993 due in part to the recognition of a $2.4 million pre-tax acquisition restructuring charge associated with the Company's acquisition of Johnstown Savings Bank. Excluding this charge, total non-interest expense increased by $6.4 million or 15.6% when 1994 is compared to 1993. The acquisition of JSB has been the primary reason for the increase experienced in each of the expense line items and is evidenced by the following more significant changes:
a $3,359,000 or 16.8% increase in salaries and employee benefits expense due entirely to planned wage increases approximating 4%, 69 additional average full-time equivalent employees resulting from the JSB and Integra Branches acquisitions and a $343,000 increase in pension/profit sharing expense.
a $1,221,000 increase in net occupancy and equipment expense as a result of the additional branch facilities and equipment acquired with the JSB and Integra branches acquisitions and higher utilities and repair/maintenance expenses due in part to the harsh winter early in 1994.
a $974,000 increase in amortization expense due entirely to the amortization of the goodwill and core deposit intangibles resulting from the JSB and Integra branches acquisition (see further discussion in Note 24).
a $419,000 increase in FDIC deposit insurance expense caused by the additional deposits associated with the acquisitions.
a $214,000 decrease in other expense due to reduced other real estate owned expense and economy of scale benefits derived from the elimination of outside data processing fees, as Community's data processing is now performed internally at the centralized Western Region Operations Center.
When 1993 is compared to 1992, total non-interest expense of $40.7 million increased by $4.5 million or 12.3%. This increase was primarily caused by the following items:
a $1,914,000 or 10.6% increase in salaries and employee benefits due to planned wage increases approximating 4%, an additional 30 (average) full-time employees due to the previously mentioned Integra branches and CSB acquisitions and increased group hospitalization expense.
a $1.4 million increase in other expense due in part to a $287,000 loss on the disposition of real estate owned property, approximately $300,000 of non-recurring expenses incurred for a computer conversion at Community from an outside data processing contractor to an in-house computer processing system at Three Rivers Bank, and the charge-off of $73,000 of remaining debt issuance costs due to the early retirement of the mortgage bonds used to finance U.S. Bank's Main Office headquarters facility.
a $464,000 or 15.8% increase in net occupancy expense due to the additional branch facilities acquired with the Integra and CSB acquisitions and higher maintenance and repair costs.

NET OVERHEAD BURDEN...Excluding the JSB acquisition charge and $3.8 million of net security losses from the fourth quarter investment portfolio repositioning strategy, the Company's net overhead to average assets ratio averaged 2.32% in 1994. This represents the third consecutive year that this ratio has declined from a high of 3.01% in 1991. The Company's net overhead to tax equivalent net interest income ratio has remained relatively stable at approximately 61% over the past three years after dropping from a high of 69% in 1991. Employee productivity ratios continue to demonstrate improvement as total assets per employee were $2.3 million at the end of 1994, a 22.8% improvement over the 1993 year-end total of $1.9 million assets per employee, and a 29.5% increase over the 1992 amount of $1.8 million. The improvement in these net overhead measures demonstrates management's commitment to effectively integrating acquisitions to achieve productivity enhancements, operational efficiencies and economy of scale benefits. The Company continues to target a 55% net overhead expense to tax-equivalent net interest income ratio goal.
JSB INTEGRATION BENEFITS...During the second half of 1994, the Company began the process of integrating JSB into its U.S. Bank subsidiary in order to begin realizing as soon as possible the previously disclosed $3.8 million of annual pre-tax savings opportunities expected from this intra-market consolidation. Specific cost savings/revenue generating actions completed during the third and fourth quarters of 1994 included: a computer conversion from JSB's outside data processing service bureau to U.S. Bank's internal data processing system, the consolidation of two JSB branches into the Company's existing retail delivery system, the consolidation of back room check clearing and item processing operations, the consolidation of several administrative functions such as executive administration, accounting and internal audit, the transfer of all subsidiary banks' mortgage servicing to the newly acquired Standard Mortgage Corporation, an investment portfolio repositioning strategy that resulted in the sale of approximately 90% of JSB's securities portfolio (see complete discussion under JSB acquisition on page
50), and the downward repricing of several deposit products. The favorable pre-tax benefits recognized during the second half of 1994 due to these initiatives amounted to approximately $1.4 million. Since the majority of these initiatives were not completed until late in the third quarter and early in the fourth quarter, the Company expects, based upon the strategies in place at year-end 1994, to realize annual pre-tax benefits of approximately $5 million beginning in 1995. The improved total pre-tax benefits from the integration reflect better than expected net interest margin enhancements at JSB, as the Company fully expects to garner each dollar of its initial estimated annual cost savings. Overall, the Company has retained approximately 60 employees or just 50% of the original JSB total (excluding Standard Mortgage Corporation) of 120 full-time equivalent employees.
INCOME TAX EXPENSE...The Company's provision for income taxes for 1994 was $5.9 million reflecting an effective tax rate of 34.4%. The Company's 1993 income tax provision was $5.5 million or an effective tax rate of 33.2%. The JSB acquisition was responsible for the modest increase in the Company's effective tax rate due to nondeductible expenses for goodwill and other acquisition costs.

The Company's effective tax rate, however, did benefit by approximately 5% over that same time period due to increased tax-free asset holdings. The tax-free asset holdings consist of municipal investment securities with a duration of approximately four years and commercial loan tax anticipation notes which generally have a maturity of one year. For 1994, total tax-free asset holdings were $65 million higher on average than 1993 and amounted to $124 million.
Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards #109, "Accounting For Income Taxes." This adoption resulted in the recording of a deferred tax asset of $1,452,000 and a corresponding credit to the income statement as a cumulative effect of change in accounting principle. Excluding this non-recurring benefit, the Company's provision for income taxes for 1993 was $5.5 million reflecting an effective tax rate of 33.2%. This represented a tax expense increase of $44,000 over 1992 due solely to the higher pre-tax income since the effective tax rate between years declined as a result of increased tax-free asset holdings.
 SIGNIFICANT UNCOMMON PRE-TAX INCOME AND EXPENSE...As mentioned throughout this M.D.& A., the Company recognized in 1994 the net unfavorable effect of several uncommon items aggregating approximately $2.2 million pre-tax. The largest pre-tax items were the $2.4 million JSB acquisition charge, the $4 million negative loan loss provision, $4 million of investment security losses resulting from the repositioning strategy and a $200,000 gain on the sale of the student loan portfolio.
In 1993, USBANCORP recognized the net unfavorable pre-tax effect of several uncommon items aggregating approximately $367,000. The largest items were $350,000 of expenses related to the Community data processing and Integra branch conversions, a $287,000 loss on real estate owned property, a $73,000 write-off of bond issuance costs, and $343,000 of realized gains from fixed-rate mortgage loan sales. In 1992, USBANCORP recognized the net favorable pre-tax effect of several items aggregating approximately $138,000.
BALANCE SHEET...The Company's total consolidated assets were $1.789 billion at December 31, 1994, compared with $1.242 billion at December 31, 1993, which represents an increase of $547 million or 44.1%. The June 30, 1994, acquisition of Johnstown Savings Bank accounted for $367 million or 67.1% of the growth between periods. The cost of the JSB acquisition was $43.8 million. In conjunction with the acquisition, 957,857 new shares of UBAN common stock were issued at a per share price of $25.125 which caused a $24.1 million increase in total equity. Since the acquisition has been accounted for under the purchase method of accounting, the December 31, 1994, balances for the newly created core deposit intangibles and goodwill totalled $5.4 million and $19.6 million, respectively.
Excluding JSB, the previously discussed $122 million dynamic leverage program explained the majority of the remaining growth in assets. This program was designed to enhance the Company's return on equity by leveraging the investment securities portfolio through the use of funding sources available from the Federal Home Loan Bank. Specifically, total securities have increased by $165.3 million while federal funds purchased, other short term borrowings, and FHLB advances have grown by a total of $248 million. The growth in borrowings exceeded the securities portfolio growth because borrowings were also needed to maintain the funding of the loan portfolio since total deposits declined by $43 million or 4.1% since December 31, 1993. The decline in deposits can be attributed to management's application of the previously discussed pricing philosophy which emphasizes profitable net interest margin management rather than increased deposit size. This deposit pricing strategy was maintained during a period of aggressively increasing competitive deposit rates particularly in the Greater Pittsburgh suburban area. Regarding the JSB acquisition, the Company used quality customer service to achieve its goal of retaining over 90% of the total deposits acquired in this intra-market consolidation.
Excluding the $125.6 million of loans acquired with the JSB acquisition and the $17 million of student loans sold, total loans and loans held for sale also increased by $32.2 million or 4.4% since year-end 1993. This growth occurred primarily in the second and third quarters of 1994 and reflects the economic stability and diversification of both regions of the Company's marketplace - Greater Johnstown and suburban Pittsburgh. The majority of the loan growth occurred in the commercial loan portfolio which grew by $11.5 million or 11.6%. The Company experienced increased demand for both taxable and tax-free commercial loans in 1994. Total real estate loans (including home equity products) also grew modestly by 3.7% during 1994 despite the Company's practice of selling all newly originated 30 year fixed-rate mortgage loans amounting to approximately $60 million in 1994. This commercial and mortgage loan growth more than offset reduced consumer loan balances caused largely by the sale of the Company's $17 million student loan portfolio late in the second quarter of 1994. Management elected to divest of this line of business since future profitability will be adversely impacted by scheduled changes in regulations and servicing requirements. Consumer loan balances have also been negatively impacted by intense competitive pressures in the indirect auto loan business segment. Several finance companies and credit unions have been offering below market auto loan rates in an effort to develop business during a 1994 period of strong consumer demand for automobile purchases. The Company, while maintaining a commitment to profitably price this product in this competitive environment, has consequently struggled to maintain both indirect and direct auto loan balances.
INTEREST RATE SENSITIVITY...Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income and capital. The management and measurement of interest rate risk at USBANCORP is performed by using the following tools: 1) static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time; 2) simulation modeling which analyzes the impact of interest rate changes on net interest income and capital levels over specific future time periods by projecting the yield performance of assets and liabilities in numerous varied interest rate environments.
For static GAP analysis, USBANCORP typically defines interest rate sensitive assets and liabilities as those that reprice within six months or one year. Maintaining an appropriate match is one method of avoiding wide fluctuations in net interest margin during periods of changing interest rates. The difference between rate sensitive assets and rate sensitive liabilities is known as the "interest sensitivity GAP." A positive GAP occurs when rate sensitive assets exceed rate sensitive liabilities repricing in the same time period and a negative GAP occurs when rate sensitive liabilities exceed rate sensitive assets repricing in the same time period. A GAP ratio (rate sensitive assets divided by rate sensitive liabilities) of one indicates a statistically perfect match. A GAP ratio of less than one suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a GAP ratio of more than one suggests the converse.

The following table presents a summary of the Company's static
GAP positions at December 31, 1994:

                                                   Over           Over
                                                   3 Months       6 Months
                                     3 Months      Through        Through      Over
Interest Sensitivity Period          or Less       6 Months       1 Year       1 Year    Total
                                                (In thousands, except ratios)
Rate sensitive assets:
Loans                                $180,338      $53,780        $98,257      $535,752  $868,127
Investment securities and assets
held in trust for collateralized
mortgage obligation                  163,666       86,063         89,890       450,964   790,583
Short-term assets                    3,464         139            278          -         3,881
Total rate sensitive assets          $347,468      $139,982       $188,425     $986,716  $1,662,591

Rate sensitive liabilities:
Deposits:
Non-interest bearing deposits        $ -           $ -            $  -         $144,012  $144,012
NOW and Super NOW                    36,683          -               -         65,818    102,501
Money market                         90,930          -               -         44,972    135,902
Other savings                        15,803          -               -         230,597   246,400
Certificates of deposit of
$100,000 or more                     17,852        5,011          2,064        5,319     30,246
Other time deposits                  101,355       96,698         109,656      229,476   537,185
Total deposits                       262,623       101,709        111,720      720,194   1,196,246
Borrowings                           277,483       31,381         64,237       59,634    432,735
Total rate sensitive liabilities     $540,106      $133,090       $175,957     $779,828  $1,628,981
Off-balance sheet hedges             (90,000)        -            100,000      (10,000)  -

Interest sensitivity GAP:
Interval                             (102,638)     6,892          (87,532)     216,888   $  -_
Cumulative                           $(102,638)    $(95,746)      $(183,278)   $33,610   $33,610
Period GAP ratio                     0.77x         1.05x          0.68x        1.28x
Cumulative GAP ratio                 0.77          0.84           0.79         1.02
Ratio of cumulative GAP
to total assets                      (5.74)%       (5.35)%        (10.25)%     1.88%

The acquisition of JSB and the implementation of the investment securities leverage program caused a shift to more negative static GAP ratios at December 31, 1994. As previously discussed in detail in Note 25, the Company has executed a total of $110 million of off-balance sheet hedge transactions. These off-balance sheet hedge transactions are included in the above GAP table as a separate line item to isolate the impact they had as a hedge against specific borrowings. These hedge transactions reduced the negativity of the cumulative six month static GAP by $90 million or 48.5% and had a minor impact on the one year cumulative static GAP. Management is cognizant of the interest rate risk that exists with the increased leveraging of the balance sheet but is confident that it is being effectively managed with available board-approved hedging measurement methods, policies, and cash flow from the investment portfolio.
A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc.. At December 31, 1994, the balance in these accounts totalled $485 million or 27.1% of total assets. Within the above static GAP table, approximately $143 million or 30% of the total $485 million of low cost core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this 30% assumption is based upon historical experience in varying interest rate environments and is consistently used for all GAP ratios presented. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that up to a 250 basis point increase in rates will not necessitate a change in the cost of these accounts. Indeed, throughout 1994 the Company has been able to hold steady the pricing of these accounts despite six Federal Reserve rate movements which caused a total 250 basis point increase in both the fed funds and prime rate. Given intensifying competitive pressures and the widening of the gap between the rates paid on these core accounts and certificates of deposit, the Company expects that it may have to increase the rate paid on the majority of these accounts by a minimum of 25-50 basis points in 1995; such potential rate increases would add pre-tax annual interest expense for the Company of $1.2 million to $2.4 million. The probability of increasing the rates on these low cost accounts was further intensified by the February 1, 1995, Federal Reserve action to increase interest rates by an additional 50 basis points. This action further magnified the difference between the low cost core account rates and certificates of deposit rates to approximately 500 basis points. This spread, left unattended, will most likely contribute to increased migration of dollars from low cost accounts into longer-term certificates of deposit as evidenced by the migration witnessed in the fourth quarter. The Company will continue to explore strategies, such as off-balance sheet hedging transactions and on-balance sheet extension of the liability base, to further mitigate the impact of any future rate increases on these accounts and unfavorable mix shifts in a rising rate environment.
There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places considerable emphasis on simulation modeling to manage and measure interest rate risk. At December 31, 1994, these varied economic interest rate simulations indicated that the maximum negative variability of USBANCORP's net interest income over the next twelve month period was (5.6%) under an upward rate shock forecast reflecting an immediate 275 basis point increase in interest rates. The impact on capital under this simulation was estimated to be less than (2.0%). A more moderate near-term forecast simulation reflecting a 125 basis point increase in rates indicates net interest income variability of (1.2%) and capital impairment of less than 1.0%. The Company's asset liability management policy seeks to limit net interest income variability to + or - 5%.

With the adoption of SFAS #115 in the first quarter of 1994, 33.1% of the investment portfolio is currently classified as available for sale and 66.9% as held to maturity. The available for sale classification provides management with greater flexibility to more actively manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30 year fixed-rate mortgage loans. The Company will retain all servicing rights at its newly acquired mortgage banking subsidiary (Standard Mortgage Corporation of Georgia) and recognize fee income over the remaining lives of the loans sold at an average rate of approximately 30 basis points on the loan balances outstanding.

LIQUIDITY...Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totalled $146 million at December 31, 1994, compared to $151 million at December 31, 1993. Maturing and repaying loans, as well as, the monthly cash flow associated with certain asset- and mortgage-backed securities are other sources of asset liquidity.
Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At December 31, 1994, USBANCORP's subsidiaries had approximately $55 million of unused lines of credit available under informal arrangements with correspondent banks compared to $89.6 million at December 31, 1993. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer term advances up to approximately 80% of their investment in assets secured by one- to four-family residential real estate. This would suggest a remaining current total available Federal Home Loan Bank aggregate borrowing capacity of approximately $474 million. Furthermore, USBANCORP had available at December 31, 1994, $1.5 million of a total $2.5 million unsecured line of credit.
Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $3.5 million from December 31, 1993, to December 31, 1994. Both the financing and investing activities were significantly impacted by the JSB acquisition. Investing activities also disclose that purchases of investment securities exceeded the cash proceeds from investment security maturities and sales by approximately $180 million. To a much lesser extent, cash advanced for new loan fundings exceeded the cash received from loan principal payments and sales by approximately $15 million. Within financing activities, there was a net $102 million increase in Federal Home Loan Bank advances and a $164 million net increase in short-term borrowings. Cash provided from these financing activities was used to execute the increased leveraging of the Company's balance sheet during 1994.
EFFECTS OF INFLATION...USBANCORP's asset and liability structure is primarily monetary in nature. As such, USBANCORP's assets and liabilities tend to move in concert with inflation. While changes in interest rates may have an impact on the financial performance of the banking industry, interest rates do not necessarily move in the same direction or in the same magnitude as prices of other goods and services and may frequently reflect government policy initiatives or economic factors not measured by a price index.

CAPITAL RESOURCES...The following table highlights the Company's compliance with the required regulatory capital ratios for each of the periods presented:

At December 31                           1994                    1993
                                  Amount        Ratio     Amount       Ratio
                                        (In thousands, except ratios)
Risk Adjusted Capital Ratios
Tier 1 capital                    $117,480      12.45%    $113,718     14.72%
Tier 1 capital minimum            37,745        4.00      30,893       4.00
Excess                            $79,735       8.45%     $82,825      10.72%

Total capital                     129,275       13.70     123,372      15.97
Total capital minimum             75,489        8.00      61,787       8.00
Excess                            $53,786       5.70%     $61,585      7.97%

Total risk adjusted assets        $943,614                $772,333

Asset Leverage Ratio
Tier 1 capital                    117,480       6.64      113,718      9.18
Minimum requirement               88,462        5.00      61,931       5.00
Excess                            $29,018       1.64%     $151,787     4.18%

Total adjusted assets             $1,769,234              $1,238,624

The decline in each of the regulatory capital ratios between December 31, 1994, and December 31, 1993, was due to the execution of several strategic initiatives which allowed the Company to better leverage its capital strength in an effort to enhance total shareholder return. The JSB acquisition had the most significant impact because the $24.1 million increase in capital resulting from the new common shares issued was basically offset by the $25.9 million intangible asset created from the acquisition. The implementation of the board approved treasury stock buyback program during the second half of 1994 resulted in the purchase of 127,700 shares at a total cost of $3.1 million. Additionally, the execution of the previously discussed $122 million leverage program increased total assets without any increase in equity. Each of these strategic initiatives, including an increased common stock dividend, contributed to enhanced leverage of the Company's capital base.
Even with the increased leverage of capital in 1994, the Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks are considered "well capitalized" under all applicable FDIC regulations. It is the Company's ongoing intent to prudently leverage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements. It is, however, the Company's intent to maintain the FDIC "well capitalized" classification for each of its subsidiaries to ensure the lowest deposit insurance premium and to maintain an asset leverage ratio of no less than 6.0%.
The Company's declared Common Stock cash dividend per share was $0.97 for 1994 which was a 12.8% increase over the $0.86 per share dividend for 1993. The dividend yield on the Company's Common Stock now approximates 4.5% compared to an average Pennsylvania bank holding company yield of approximately 3.0%. The Company remains committed to a progressive total shareholder return which includes a common dividend yield at slightly higher than peer levels.

This page is intentionally left blank.

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
XX Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1994
For the fiscal year ended
or
   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from to
Commission File Number 0-11204
USBANCORP, Inc.
(Exact name of registrant as specified in its charter)
Pennsylvania
(State or other jurisdiction of incorporation or organization)
25-1424278
(I.R.S. Employer Identification No.)
Main & Franklin Streets, P.O. Box 430, Johnstown, Pennsylvania
15907-0430
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code (814) 533-5300 Securities registered pursuant to Section 12(b) of the Act:
Title of each class


Name of each exchange on which registered


Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $2.50 Par Value
(Title of class)
Share Purchase Rights

(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. XX Yes No
State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $118,620,793.75 as of January 31, 1995.
Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No
(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,582,155 shares were outstanding as of January 31, 1995.
Documents incorporated by reference. List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Portions of the annual shareholders' report for the year ended December 31, 1994, are incorporated by reference into Parts I and II.
Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference in Part III.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (\p229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. XX
Exhibit Index is located on page 73.

FORM 10-K INDEX
PART I Page
Item 1. Business   74
Item 2. Properties   87
Item 3. Legal Proceedings   87
Item 4. Submission of Matters to a Vote of Security Holders  87
PART II
Item 5. Market for the Registrant's Common Stock and
Related Stockholder Matters  88
Item 6. Selected Consolidated Financial Data  88
Item 7. Management's Discussion and Analysis of Consolidated
Financial
Condition and Results of Operations  88
Item 8. Consolidated Financial Statements and Supplementary Data
88
Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure 88
PART III
Item 10. Directors and Executive Officers of the Registrant  88
Item 11. Executive Compensation  88
Item 12. Security Ownership of Certain Beneficial Owners and
Management  89
Item 13. Certain Relationships and Related Transactions  89
PART IV
Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K 89
Signatures  92

PART I
ITEM 1. BUSINESS
General
USBANCORP, Inc. (the "Company") is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended (the "BHCA.") The Company became a holding company upon acquiring all of the outstanding shares of United States National Bank in Johnstown ("U.S. Bank") on January 5, 1983. The Company also acquired all of the outstanding shares of Three Rivers Bank and Trust Company ("Three Rivers Bank") in June 1984, McKeesport National Bank ("McKeesport Bank") on December 1, 1985 (which was subsequently merged into Three Rivers Bank), and Community Bancorp, Inc. (whose sole direct subsidiary is Community Savings
Bank) in March 1992. On June 30, 1994, the Company acquired Johnstown Savings Bank, a $367 million savings bank headquartered in Johnstown, PA. The Company merged JSB with and into U.S. Bank with U.S. Bank surviving the merger. The separate existence of JSB ceased, and all property, rights, powers, duties, obligations, and liabilities of JSB were automatically transferred to U.S. Bank in accordance with Federal and Pennsylvania law. Immediately following the Merger, U.S. Bank caused the intracompany sale by Standard Mortgage Corporation of Georgia, a wholly-owned subsidiary of JSB, of all its assets, subject to all of its liabilities, to SMC Acquisition Corporation, an indirect subsidiary of Community. SMC Acquisition Corporation was renamed Standard Mortgage Corporation of Georgia and is a mortgage banking company organized under the laws of the State of Georgia and originates, sells, and services residential mortgage loans. In addition, the Company formed United Bancorp Life Insurance Company ("United Life") in October 1987 and USBANCORP Trust Company (the "Trust Company") in October 1992. The Company's principal activities consist of owning and operating its five wholly-owned subsidiary entities. At December 31, 1994, the Company had, on a consolidated basis, total assets, deposits, and stockholders' equity of $1.79 billion, $1.20 billion and $137 million, respectively.
The Company and the subsidiary entities derive substantially all their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, credit policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning.
The Company, as a bank holding company, is regulated under the BHCA, and is supervised by the Board of Governors of the Federal Reserve System (the "Board.") In general, the Act limits the business of bank holding companies to owning or controlling banks and engaging in such other activities as the Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
USBANCORP Banking Subsidiaries:
U.S. Bank
U.S. Bank is a national banking association organized under the laws of the United States. Through 21 locations in Cambria, Clearfield, Somerset, and Westmoreland Counties, Pennsylvania, U.S. Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler's checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, personal and commercial property lease financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services; and (iii) credit card operations through MasterCard and VISA. U.S. Bank also operates 22 automated bank teller machines ("ATM") through its 24 Hour Banking Network which is linked with MAC and HONOR, regional ATM networks, and CIRRUS, a national ATM network.
U.S. Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.
U.S. Bank's business is not seasonal nor does it have any risks attendant to foreign sources.
Since U.S. Bank is federally chartered, it is subject to primary supervision of the Office of the Comptroller of the Currency. U.S. Bank is also subject to the regulations of the Board of Governors of the Federal Reserve Bank and the Federal Deposit Insurance Corporation.
The following is a summary of key data (dollars in thousands) and ratios at December 31, 1994:
Headquarters                            Johnstown, PA
Chartered                               1933
Total Assets                            $1,052,820
(58.9% of the Company's total)
Total Investment Securities             $552,458
(70.5% of Company's total)
Total Loans (net of unearned income)    $405,365
(47.7% of the Company's total)
Total Deposits                          $636,758
(53.2% of the Company's total)
Total Net Income before acquisition
restructuring charge                    $6,988
(52.9% of the Company's total)
Total Equity to Assets Ratio            8.39%
1994 Return on Average Assets before
acquisition restructuring charge        0.89%
Total Full-time Equivalent Employees    370
(47.4% of the Company's total)
Number of Offices                       21
(46.7% of the Company's total)

Three Rivers Bank
Three Rivers Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended (the "Pennsylvania Banking Code.") Through 12 locations in Allegheny and Washington Counties, Pennsylvania, Three Rivers Bank conducts a general retail banking business consisting of granting commercial, consumer, construction, mortgage and student loans, and offering checking, interest bearing demand, savings and time deposit services. It also operates 12 ATMs which are affiliated with MAC, a regional ATM network, and Plus System, a national ATM network. Three Rivers Bank also offers wholesale banking services to other banks, merchants, governmental units, and other large commercial accounts. Such services include balancing services, lock box accounts, and providing coin and currency. Three Rivers Bank has an arrangement with Statewide Security Transport, Inc. (which conducts business under the name of Landmark Security Transport) pursuant to which it also provides cash collection and deposit services to its customers. Three Rivers Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.
 Three Rivers Bank's business is not seasonal nor does it have any risks attendant to foreign sources.
As a state chartered, federally-insured bank and trust company which is not a member of the Federal Reserve System, Three Rivers Bank is subject to supervision and regular examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Various federal and state laws and regulations govern many aspects of its banking operations.
The following is a summary of key data (dollars in thousands) and ratios at December 31, 1994:

Headquarters                            McKeesport, PA
Chartered                               1965
Total Assets                            $338,354
(18.9% of the Company's total)
Total Investment Securities             $129,356
(16.5% of Company's total)
Total Loans (net of unearned income)    $185,160
(21.8% of the Company's total)
Total Deposits                          $297,222
(24.8% of the Company's total)
Total Net Income                        $3,546
(31.3% of the Company's total)
Total Equity to Assets Ratio            7.00%
1994 Return on Average Assets           1.04%
Total Full-time Equivalent Employees    209
(26.8% of the Company's total)
Number of Offices                       12
(26.7% of the Company's total)

Community
As part of the Company's strategy of expanding in suburban Pittsburgh, in March 1992, USBANCORP acquired Community Bancorp, Inc., which subsequently became a bank holding company regulated under the BHCA and supervised by the Federal Reserve Board, and its sole direct subsidiary, Community Savings Bank ("Community.") Community is a Pennsylvania-chartered savings bank registered under the Pennsylvania Banking Code. Community currently conducts its banking operation through 12 locations in Allegheny, Washington, and Westmoreland counties,

Pennsylvania. Traditionally, Community originated and held fixed-rate residential mortgage loans which were funded primarily by certificates of deposit and offered a few fee-based services. Under the direction of personnel transferred to Community from U.S. Bank and Three Rivers Bank, Community has begun the process of expanding its product offerings through the introduction of commercial lending and expanded consumer lending and deposit gathering in order to position it as a full service community bank.
As part of the Community acquisition, USBANCORP acquired Community's direct subsidiaries: Community First Capital Corporation (a special purpose finance subsidiary), Community First Financial Corporation (a subsidiary engaged in real estate joint ventures with assets totalling $1.3 million), and Frontier Consumer Discount Company. Additionally, as part of the JSB acquisition on June 30, 1994, Standard Mortgage Corporation became a direct subsidiary of Community as a result of the intra-company purchase of all its assets, subject to all its liabilities. Standard Mortgage Corporation is a mortgage banking company that originates, sells, and services residential mortgage loans. In accordance with Federal Reserve policy, USBANCORP has committed to divest its equity investment in Community First Financial Corporation by March 22, 1995, or such longer period as the Federal Reserve Board may approve.
Community's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio contains a high portion of residential mortgage and consumer loans that have less credit risk associated with them. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.
Community's business is not seasonal nor does it have any risks attendant to foreign sources.
As a Pennsylvania-chartered, federally-insured savings bank that is not a member of the Federal Reserve System, Community Savings Bank is subject to supervision and regular examination by the Pennsylvania Department of Banking and the FDIC. Various federal and state laws and regulations also govern many aspects of its banking and bank-related operations.
The following is a summary of key data (dollars in thousands) and ratios at December 31, 1994:

Headquarters                            Monroeville, PA
Chartered                               1890
Total Assets                            $395,935
(22.1% of the Company's total)
Total Investment Securities             $82,082
(10.5% of Company's total)
Total Loans (net of unearned income)    $259,556
(30.5% of the Company's total)
Total Deposits                          $262,266
(21.9% of the Company's total)
Total Net Income                        $2,961
(26.2% of the Company's total)
Total Equity to Assets Ratio            6.10%
1994 Return on Average Assets           0.78%
Total Full-time Equivalent Employees    146
(18.7% of the Company's total)
Number of Offices                       12
(26.7% of the Company's total)

USBANCORP Non-Banking Subsidiaries:
United Life
United Life is a captive insurance company organized under the laws of the State of Arizona. United Life engages in underwriting as reinsurer of credit life and disability insurance within the Company's six county market area. Operations of United Life are conducted in each office of the Company's banking subsidiaries. United Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Board of Governors of the Federal Reserve Bank. At December 31, 1994, United Life had total assets of $1.4 million and total shareholder's equity of $713,000.
USBANCORP Trust Company
USBANCORP Trust Company is a trust company organized under Pennsylvania law in October 1992. USBANCORP Trust Company was formed to consolidate the trust functions of U.S. Bank and Three Rivers Bank and to increase market presence. As a result of this formation, the Trust Company now offers a complete range of trust services through each of the Company's subsidiary banks. At December 31, 1994, USBANCORP Trust Company had $1.03 billion in assets under management which included both discretionary and non-discretionary assets.
Executive Officers
Information relative to current executive officers of the Company or its subsidiaries is listed in the following table:

Name                Age       Office with USBANCORP, Inc. and/or
                              Subsidiary

Terry K. Dunkle     53        Chairman, President & Chief
                              Executive Officer of USBANCORP,
                              Inc., and Chairman of U.S. Bank,
                              Three Rivers Bank, Community
                              Bancorp, Inc., and USBANCORP Trust
                              Company

Orlando B. Hanselman 35       Executive Vice President, Chief
                              Financial Officer & Manager of
                              Corporate Services of USBANCORP,
                              Inc.

Louis Cynkar        50        President & Chief Executive Officer
                              of U.S. Bank

W. Harrison Vail    54        President & Chief Executive Officer
                              of Three Rivers Bank

Dennis J. Fantaski  50        President & Chief Executive Officer
                              of Community Bancorp, Inc. and
                              Community Savings Bank


In July 1993, it was announced that Mr. Dunkle would succeed Clifford A. Barton as Chairman, President and Chief Executive Officer of USBANCORP. In April 1988, Mr. Dunkle was appointed as President and Chief Executive Officer of U.S. Bank and Executive Vice President and Secretary of USBANCORP. Mr. Dunkle served the five previous years as Executive Vice President of Commonwealth National Bank in Harrisburg, Pennsylvania. Mr. Hanselman joined U.S. Bank in January 1987 as Vice President and Chief Financial Officer and received his present title in February 1994. Prior to joining U.S. Bank, he served as Senior Accountant and Consultant in the Financial Industry Specialty Group of Price Waterhouse in Pittsburgh, Pennsylvania. Mr. Cynkar was designated to succeed Mr. Dunkle as President and Chief Executive Officer of U.S. Bank in July 1993. Mr. Cynkar joined U.S. Bank in 1986 as Senior Vice President, commercial lending. Mr. Vail has been President and Chief Executive Officer of Three Rivers Bank since January 1985. He joined Three Rivers Bank as President on August 1, 1984. Mr. Fantaski was named President and Chief Executive Officer of Community in March 1993. Prior to joining Community, Mr. Fantaski was Senior Vice President and head of retail banking at U.S. Bank from 1988 through 1991.

Monetary Policies
Commercial banks are affected by policies of various regulatory authorities including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Board of Governors are: open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rate charges on loans or interest paid for deposits. The monetary policies of the Board of Governors have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and the money markets (as well as the effect of actions by monetary and fiscal authorities including the Board of Governors), no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or as to the impact of such changes on the business and earnings of the Company and its subsidiary entities.
Competition
The subsidiary entities face strong competition from other commercial banks, savings banks, savings and loan associations, and several other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions, such as Mellon Bank Corporation and PNC Financial Corporation, which are substantially larger and have greater financial resources than the subsidiary entities.
As the financial services industry continues to consolidate, the scope of potential competition affecting the subsidiary entities will also increase. For most of the services that the subsidiary entities perform, there is also competition from credit unions and issuers of commercial paper and money market funds. Such institutions, as well as brokerage houses, consumer finance companies, factors, insurance companies, and pension trusts, are important competitors for various types of financial services. In addition, personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals.
Market Area
The Company, headquartered in Johnstown, Pennsylvania, operates through 45 branch offices in six southwestern Pennsylvania counties with a combined population of approximately 2.2 million:
Allegheny, Cambria, Clearfield, Somerset, Washington, and Westmoreland. With the acquisition of Johnstown Savings Bank, the Company's largest subsidiary, U.S. Bank has 21 offices and a $1.1 billion asset presence primarily in the Greater Johnstown marketplace. U.S. Bank now has a leading 25% deposit market share in Cambria County. Community Bank and Three Rivers Bank have a combined 24 offices and a $734 million asset presence in the western region, largely comprised of the suburban Pittsburgh marketplace.
The Pennsylvania economy appears to be slowing down as the nation-at-large continues to enjoy a faster growth rate. The strongest economic activity in Pennsylvania seems to be concentrated in the southeast and central regions of the state. Retail sales, durable goods orders, and consumer real estate activity continue to foster the expansion. However, the statewide seasonally adjusted unemployment rate for December 1994 increased slightly to 5.9%, compared with the seasonally adjusted December 1993 unemployment rate of 5.8%. It must be emphasized, however, that Pennsylvania has spent in excess of $2 billion to create 294,000 jobs since the beginning of 1987; further more, each public dollar spent has been leveraged to an additional $2.55 from the private sector over this same time period. The Company believes that as the national economy begins to slow, the conditions in the state will continue to slowly improve throughout 1995 as a result of this strong historic public and private sector support for jobs creation. Furthermore, Pennsylvania has separate House and Senate bills in committee which attempt to relieve both the buyer and the lender of any responsibility for pollution from former owners. This law could be in place by Spring of 1995 and continues the recent history of creating a state eagerly receptive to new business development.
The Greater Johnstown economy is trailing Pennsylvania and the nation; however, the seasonally adjusted unemployment rate for December 1994 dropped to 8.5% compared with 9.0% for December 1993. Recent economic activity in the Johnstown region includes:
The Johnstown Industrial Park, which accommodates new business and manufacturing ventures, has reached its capacity, leading to the development of a second 68 acre industrial park.
Attracting defense industry contracts, the goal of a proactive community business development plan, has resulted in $156.2 million in defense contracts and more than 650 new jobs since 1990.
Veritas Capital, Inc. has agreed to the purchase of the Conemaugh & Blacklick Railroad and the Manufacturers Water Company, Bethlehem Steel Corporation's only remaining Johnstown operation. The Erie Sailors of the independent Frontier League entered a three year lease with the City of Johnstown to move the baseball team to the Point Stadium. The Point Stadium will receive funds from the state of Pennsylvania for renovations to upgrade the facility for the new minor league baseball franchise.
Several small, diversified steel production companies are expected to hire nearly 2,500 high-skilled local steel workers. Local tradesmen and subcontractors are expecting roles in the construction of a $30 million Army Reserve aviation facility near the Johnstown airport.
As evidenced by the above, Greater Johnstown continues to shift from an over-reliance on heavy industry to a more diversified economy including more light manufacturing and service related businesses. This diversification of the local economy is further exemplified by the nature of the ten largest non-government employers in the region which include: three hospitals; a state-wide electric utility; a regional food retailer; a steel manufacturer; a ladies apparel manufacturer; a national life insurance company; and a long distance trucking company.
The Greater Pittsburgh region, where Three Rivers Bank and Community operate, is benefitting from the national economic expansion. Manufacturing, retail housing, and new auto sales have all seen expansionary activity. Overall office building leasing has been steady throughout 1994, with special strength noted in the Oakland, Parkway West, and North suburban markets. Suburban office space is expected to be a popular investment in 1995. With vacancy rates trending downward, effective rental rates climbing, and little new space being created, suburban office space is becoming less readily available. It is quite possible that 1995 may see the return of speculative office construction in the Pittsburgh suburbs. Recent economic activity in the Pittsburgh region includes:
Lukens Steel Co. announced a $6.4 million project at its Washington Steel plant, Washington County, that will increase production by 14,000 tons or 5.0%.
Hillman Company is divesting a significant portion of its nationwide real estate holdings.

The Southwestern Pennsylvania Planning Commission, covering the six-county Pittsburgh region, has adopted a $14.7 billion transportation plan aimed at improving the area's highway and mass transit system over the next 20 years.
Hospitality Franchise Systems, Inc. purchased 130 acres along the Monongahela River. Hospitality is interested in a riverboat gambling operation for the site. Other smaller lot purchases for this purpose have also been made in 1994 in reaction to the Pittsburgh mayor's active support of this revenue concept.
$13.5 million in funding was approved for projects at Three Rivers Stadium, $2.5 million for the renovation of Heinz Hall and $2 million for the development of the Steel Heritage Center.
The Commonwealth of Pennsylvania granted $6 million to NASA Robotics Engineering Consortium to help convert an abandoned industrial site on the Allegheny River to a robotics research center.
U.S. Steel has agreed to a two year contract with General Motors Corp. which could boost steel prices by as much as 16%.
Links Development Co. is developing a $32 million residential and retail development along a major transportation artery.
The Pittsburgh economy is generally well diversified as exemplified by the ten largest non-government employers in the region which include: USAir; the University of Pittsburgh; Westinghouse; two money center banks; USX Corporation; a multi-state grocery retailer; and a multi-state restaurant chain. The Company believes that the state and regional economies will continue this diversification and show modest improvement throughout 1995. Consequently, the Company's marketplace should continue to display modest strengthening.
Employees
The Company employed approximately 780 persons as of December 31, 1994, in full- and part-time positions. Approximately 235 non-supervisory employees of U.S. Bank are represented by a union. U.S. Bank and such employees are parties to a labor contract pursuant to which employees have agreed not to engage in any work stoppage during the term of the contract which will expire on October 15, 1995. U.S. Bank has not experienced a work stoppage since 1979. Management considers relations with employees to be satisfactory.
Commitments and Lines of Credit
The Company's banking subsidiaries are obligated under commercial, standby, and trade-related irrevocable letters of credit aggregating $6.4 million at December 31, 1994. In addition, the subsidiary banks have issued lines of credit to customers generally for periods of up to one year. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 1994, the Company's banking subsidiaries had unused loan commitments of approximately $161.8 million.
Statistical Disclosures for Bank Holding Companies
Certain information regarding statistical disclosure for bank holding companies pursuant to Guide 3 is provided in the 1994 Annual Report to Shareholders and such pages are incorporated herein by reference. The remaining Guide 3 information is included in this Form 10-K as listed below:

I. Distribution of Assets, Liabilities, and Stockholders' Equity;
Interest Rates
and Interest Differential Information.
This section is presented on pages 53, 54, and 66.

II. Investment Portfolio
Information required by this section is presented on pages 82, 83, 84, and 85.
III. Loan Portfolio
Information required by this section appears on pages 24, 25, 85, and 86.
IV. Summary of Loan Loss Experience
Information required by this section is presented on pages 24, 57, 58, and 59.
V. Deposits
Information required by this section follows on pages 86 and 87.
VI. Return on Equity and Assets
Information required by this section is presented on page 45.
VII. Short-Term Borrowings
Information required by this section is presented on page 26.
Investment Portfolio
Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") #115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair value. At December 31, 1994, approximately 67% of the portfolio was categorized as held to maturity and 33% as available for sale. Prior to the adoption of SFAS #115, the entire securities portfolio was classified as available for sale and carried at the lower of amortized cost or market value.
The following table sets forth the book and market value of USBANCORP's investment portfolio as of the periods indicated:

Investment Securities Available for Sale at December 31
                              1994         1993         1992
                                      (In thousands)
Book Value:
U.S. Treasury                 $23,411      $13,333      $9,647
U.S. Agency                   31,372       72,648       32,490
 State and municipal          1,479        44,547       35,619
Mortgage-backed securities    175,215      251,631      223,711
Other securities              37,087       46,553       65,421
Total book value of
investment securities
available for sale            $268,564     $428,712     $366,888
Total market value of
investment securities
available for sale            $259,462     $432,315     $369,907

Investment Securities Held to Maturity at December 31
                              1994         1993         1992
                                       (In thousands)
Book Value:
U.S. Treasury                 $398         $  -         $   -
U.S. Agency                   35,879          -             -
State and municipal           125,489         -             -
Mortgage-backed securities    360,146         -             -
Other securities              2,726           -             -
Total book value of
investment securities
held to maturity              $524,638     $  -         $   -
Total market value of
investment securities
held to maturity              $501,485     $  -         $   -

The $364.5 million increase in 1994 can be attributed to the following: $190.1 million securities acquired through the acquisition of Johnstown Savings Bank, and a $122 million increase due primarily to increased leveraging of the Company's balance sheet through the utilization of funding sources from the Federal Home Loan Bank. Subsequent to the JSB acquisition, the Company elected to sell approximately 90% of JSB's securities portfolio (see further discussion under JSB Acquisition on page
50). Within the portfolio, the Company placed an emphasis on the purchase of mortgage-backed securities, which provide a more predictable cash flow stream than CMO's, and municipal securities in an effort to generate increased tax-free earnings.
The book value of total investment securities increased from $366.9 million at December 31, 1992, to $428.7 million at December 31, 1993. The increase in the total investment securities was due entirely to the redeployment of a significant portion of the $88 million of acquired Integra deposits and the $24.6 million of funds from the secondary market common stock issuance into the securities portfolio. Within the portfolio, the decline in other securities reflects a shift in emphasis towards mortgage-backed securities and collateralized mortgage obligations which provide a recurrent source of cash flow.
At December 31, 1994, investment securities having a book value of $275.2million were pledged as collateral for public funds and other purposes as required by law.
The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of stockholders' equity at December 31, 1994.
Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain minor exceptions, prohibits the purchase of any investment security below a Moody's Investor Service or Standard & Poor's rating of "A." At December 31, 1994, 96.1% of the portfolio was rated "AAA" and 97.0% was rated at least "AA" as compared to 89.2% and 91.0%, respectively, at December 31, 1993. Only 0.5% was rated below "A" or unrated at December 31, 1994.
The following table sets forth the contractual maturity distribution of the investment securities, book and market values, and the weighted average yield for each type and range of maturity as of December 31, 1994. Yields are not presented on a tax-equivalent basis, are based upon book value and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the average lives were used. Also, where applicable, put-dates were used as the maturity dates. At December 31, 1994, USBANCORP's consolidated investment securities portfolio had an average contractual maturity of approximately 15.05 years and an average cash flow payback of approximately 3.67 years.


Investment Securities Available for Sale at December 31, 1994

                                          After 1 Year     After 5 Years
                                              but               but
                          Within 1 Year   Within 5 Years   Within 10 Years   After 10 Years   Total
                          Amount  Yield   Amount   Yield    Amount   Yield    Amount  Yield    Amount   Yield
                                              (In thousands, except yields)
Book Value
U.S. Treasury             $243    6.38%   $22,145  6.23%    $1,023   8.38%    $  -    -%       $23,411  6.33%
U.S. Agency               -       -       23,447   5.68     7,925    5.48     -       -        31,372   5.85
State and municipal       -       -       515      6.15     964      6.85     -       -        1,479    6.61
U.S. Agency mortgage-
backed securities         11,475  6.06    136,887  5.27     21,586   6.30     5,267   5.84     175,215  5.46
Other securities<F1>      29,256  6.53    7,831    5.81     -        -        -       -        37,087   6.37

Total investment
securities available
for sale                  $40,974 6.39%   $190,825 5.45%    $31,498  6.17%    $5,267  5.84%    $268,564 5.72%

Market Value
U.S. Treasury             $237    - %     $21,675  - %      $1,005   - %      $ -     - %      $22,917  $ - %
U.S. Agency               -       -       22,038   -        7,366    -        -       -        29,404   -
State and municipal       -       -       502      -        855      -        -       -        1,357    -
U.S. Agency mortgage-
backed securities         10,866  -       132,586  -        21,273   -        5,029   -        169,754  -
Other securities<F1>      29,080  -       6,950    -        -        -        -       -        36,030   -

Total investment
securities available
for sale                  $40,183 - %     $183,751 -%       $30,499  - %      $5,029  - %      $259,462 -%

Investment Securities Held to Maturity at December 31, 1994

Book Value
U.S. Treasury             $-      - %     $398     5.69%    $-       - %      $ -     - %      $398     5.69 %
U.S. Agency                -      -       13,070   6.18     22,809   6.76       -     -        35,879   6.55
State and municipal       7,428   3.97    23,994   4.91     48,232   4.74     45,835  5.73     125,489  5.09
U.S. Agency mortgage-
backed securities          -      -       270,557  6.35     89,589   6.69     -       -        360,146  6.44
Other securities<F1>      362     6.49    2,339    6.67     25       7.50     -       -        2,726    6.65

Total investment
securities held
to maturity               $7,790  4.08%   $310,358 6.23%    $160,655 6.12%    $45,835 5.73%    $524,638 6.12%

Market Value
U.S. Treasury             $ -     - %     $391     - %      $ -      - %      $ -      - %     $391     - %
U.S. Agency                -      -       12,155   -        21,102   -        -        -       33,257   -
State and municipal       7,411   -       23,780   -        44,638   -        44,075   -       119,904  -
U.S. Agency mortgage-
backed securities         -       -       258,520  -        86,739   -        -        -       345,259  -
Other securities<F1>      362     -       2,287    -        25       -        -        -       2,674    -
Total investment
securities held
to maturity               $7,773  - %     $297,133 - %      $152,504 - %      $44,075  -%      $501,485 - %

<F1>Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

During 1994 and 1993, the Company sold approximately $168 million and $22 million, respectively, of investment securities available for sale which resulted in the realization of net investment security losses of $3,972,000 and net investment security gains of $583,000, respectively. The 1994 loss resulted primarily from an investment portfolio repositioning strategy executed late in the fourth quarter which was designed to enhance future net interest income performance (see complete discussion under Net Interest Income and Margin on page 49). The 1993 gains resulted from several investment strategies to capture available market premiums on mortgage-backed securities which had the characteristics of low remaining balances and fast prepayment histories.
Loan Portfolio
The following table sets forth the Company's loans by major category as of the dates set forth below:

At December 31                 1994        1993        1992        1991       1990
                                                   (In thousands)
Commercial                     $116,702    $99,321     $76,667     $122,974   $118,230
Commercial loans secured by
real estate                    168,238     126,044     125,846     <F2>       <F2>
Real estate-mortgage<F1>       407,177     338,778     298,963     163,985    162,162
Consumer                       161,642     167,883     158,342     159,586    187,156
Loans                          853,759     732,026     659,818     446,545    467,548
Less: Unearned income          3,832       5,894       10,903      16,394     21,734
Loans, net of unearned
income                         $849,927    $726,132    $648,915    $430,151   $445,814

<F1>At December 31, 1994, and 1993, real estate-construction loans constituted 2.3% and 2.5% of the Company's total loans, net of unearned income, respectively.
<F2>The historical information for this category was not available.

Excluding the $125.6 million of loans acquired with the JSB acquisition and the $17 million of student loans sold, total loans and loans held for sale also increased by $32.2 million or 4.4% since year-end 1993. This growth occurred primarily in the second and third quarters of 1994 and reflects the economic stability and diversification of both regions of the Company's marketplace - Greater Johnstown and suburban Pittsburgh. The majority of the loan growth occurred in the commercial loan portfolio which grew by $11.5 million or 11.6%. The Company experienced increased demand for both taxable and tax-free commercial loans in 1994. Total real estate loans (including home equity products) also grew modestly by 3.7% during 1994 despite the Company's practice of selling all newly originated 30 year fixed-rate mortgage loans amounting to approximately $60 million in 1994. This commercial and mortgage loan growth more than offset reduced consumer loan balances caused largely by the sale of the Company's $17 million student loan portfolio late in the second quarter of 1994. Management elected to divest of this line of business since future profitability will be adversely impacted by scheduled changes in regulations and servicing requirements. Consumer loan balances have also been negatively impacted by intense competitive pressures in the indirect auto loan business segment.
From December 31, 1992, to December 31, 1993, loans increased by $72.2million or 10.9% from $659.8 million to $732.0 million. As a result of the low rate environment, less inflationary fears, and a moderate economic recovery, each of the Company's banking subsidiaries experienced heightened loan demand in 1993. Within the loan portfolio, each of the major loan categories experienced growth in the following amounts since December 31, 1992: commercial loans up by $22.7 million or 29.5%, real estate-mortgage loans up by $39.8 million or 13.3%, consumer loans up by $9.5 million or 6.0%, and commercial loans secured by real estate up by $200,000 or only .2%. The commercial loan growth resulted from successful business development efforts in both regions of the Company's marketplace which includes suburban Pittsburgh and Greater Johnstown. The net growth in mortgage loans (including home equity) occurred despite the sale of approximately $22 million of 30 year fixed-rate product that originated during 1993. The majority of the mortgage growth occurred at Community with approximately 60% of this growth related to refinancing activity with new customers. The net growth of consumer loans outstanding is noteworthy since it represents a significant reversal of the trend of net consumer loan run-off which had occurred throughout 1992. Improved consumer demand, acquisition of Integra loans, and heavy marketing of debt consolidation loans, combined with a general stabilizing of indirect auto loan run-off, were the factors responsible for the increase in consumer loan balances outstanding.
The amount of loans outstanding by category as of December 31, 1994, which are due in (i) one year or less, (ii) more than one year through five years, and(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                         More Than
                                         One Year
                           One Year      Through        Over          Total
                           or Less       Five Years     Five Years    Loans
                                     (Dollars in thousands)
Commercial                 $39,712       $47,256        $29,734       $116,702
Commercial loans secured
by real estate             13,248        91,395         63,595        168,238
Real estate-mortgage       24,311        46,048         336,818       407,177
Consumer                   7,662         119,186        34,794        161,642
Total                      $84,933       $303,885       $464,941      $853,759
Loans with fixed-rate      $42,778       $226,197       $355,062      $624,037
Loans with floating-rate   42,155        77,688         109,879       229,722
Total                      $84,933       $303,885       $464,941      $853,759
Percent composition
of maturity                9.9%          35.6%          54.5%         100.0%
Fixed-rate loans as a
percentage of total loans                                             73.1%
Floating-rate loans as a
percentage of total loans                                             26.9%

The loan maturity information is based upon original loan terms and is not adjusted for "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.
At December 31, 1994, 73.1% of total loans were fixed-rate compared to 71.6% at December 31, 1993. Total real estate loans (including home equity products) grew modestly by 3.7% during 1994 despite the Company's practice of selling all newly originated 30 year fixed-rate mortgage loans amounting to approximately $60 million in 1994. During 1993, $22 million of this type of loan product was sold. For additional information regarding interest rate sensitivity, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Interest Rate Sensitivity."
Deposits
The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three calendar years:

At December 31                 1994                1993                 1992
                         Amount      Rate    Amount      Rate     Amount      Rate
                                       (In thousands, except rates)
Demand - non-interest
bearing                  $138,428    -%      $122,699    -%       $103,398    -%
Demand -interest
bearing                  106,665     1.55    99,090      2.05     82,705      2.81
Savings                  248,265     1.94    231,025     2.40     216,137     3.07
Other time               632,040     4.40    574,182     4.36     510,996     5.22

Total deposits           $1,125,398  3.47%   $1,026,996  3.61%    $913,236    4.40%

The Company's deposits, excluding JSB, decreased $43 million or 4.1% since December 31, 1993. The decline in deposits can be attributed to management's application of the previously discussed pricing philosophy which emphasizes profitable net interest margin management rather than increased deposit size. This deposit pricing strategy was maintained during a period of aggressively increasing competitive deposit rates particularly in the Greater Pittsburgh suburban area. Regarding the JSB acquisition, the Company used quality customer service to achieve its goal of retaining over 90% of the total deposits acquired in this intra-market consolidation.
The following table indicates the maturities and amounts of certificates of deposit issued in denominations of $100,000 or more as of December 31, 1994:

Maturing in:
                                        (In thousands)
Three months or less                         $17,852
Over three through six months                5,011
Over six through twelve months               2,064
Over twelve months                           5,319

Total                                        $30,246


ITEM 2. PROPERTIES
The principal offices of the Company and U.S. Bank occupy a five-story building at the corner of Main and Franklin Streets in Johnstown plus several floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 36 other locations which are owned in fee. Sixteen additional locations are leased with terms expiring from November 1, 1995, to December 31, 2003.
ITEM 3. LEGAL PROCEEDINGS
The Company is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of both management and legal counsel as of January 27, 1995, there is no present basis to conclude that the resolution of these claims will have a material adverse effect on the Company's consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted by the Company to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED STOCKHOLDER MATTERS
Information relating to the Company's Common Stock is presented on pages 33 and 44. As of January 31, 1995, the Company had 6,345 shareholders of its Common Stock.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
Information required by this section is presented on page 45.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information required by this section is presented on pages 47 to 69.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Information required by this section is presented on pages 15 to 39.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable for the years presented.

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

PART IV
ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Consolidated Financial Statements Filed:
The consolidated financial statements listed below are from the 1994 Annual Report to Shareholders and Part II - Item 8. Page references are to said Annual Report.
Consolidated Financial Statements:
USBANCORP, Inc. and Subsidiaries
Consolidated Balance Sheet, 15
Consolidated Statement of Income, 16
Consolidated Statement of Changes in Stockholders' Equity, 17 Consolidated Statement of Cash Flows, 18
Notes to Consolidated Financial Statements, 21
Statement of Management Responsibility, 40
Report of Independent Public Accountant, 41
Consolidated Financial Statement Schedules:
These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.
Reports on Form 8-K:
There were no reports filed on Form 8-K for the quarter ended
December 31, 1994.

Exhibits:
The exhibits listed below are filed herewith or to other filings.

Exhibit                                 Prior Filing or Exhibit
Number    Description                   Page Number Herein

3.1       Articles of Incorporation,
          as amended on February 24,
          1995.                         Exhibit III, Part II to
                                        Form S-14
                                        File No. 2-79639
                                        Exhibit 4.2 to Form S-2
                                        File No. 33-685
                                        Exhibit 4.3 to Form S-2
                                        File No. 33-685
                                        Exhibit 4.1 to Form S-3
                                        File No. 33-56604

3.2       Bylaws, as amended and
          restated on February 24,
          1995.                         Exhibit IV, Part II to
                                        Form S-14
                                        File No. 2-79639
                                        Exhibit 3.2

4.1       Rights Agreement, dated as
          of February 24, 1995,
          between USBANCORP, Inc. and
          USBANCORP Trust Company,
          as Rights Agent.              Exhibit 1 to Form 8-A
                                        Dated March 1, 1995

10.1      Agreement and Plan of Merger,
          dated November 10, 1993, as
          amended on January 18, 1994,
          among USBANCORP, Inc., United
          States National Bank in
          Johnstown, and Johnstown
          Savings Bank.                 Exhibit 2.1 to Form S-4
                                        File No. 33-52837

10.2      Agreement, dated June 22, 1994,
          between USBANCORP, Inc. and
          Terry K. Dunkle.              Exhibit 10.2

10.3      Agreement, dated October 25,
          1994, between USBANCORP, Inc.
          and W. Harrison Vail.         Exhibit 10.3

10.4      Agreement, dated October 25,
          1994, between USBANCORP, Inc.
          and Louis Cynkar.             Exhibit 10.4

10.5      Agreement, dated October 25,
          1994, between USBANCORP, Inc.
          and Dennis J. Fantaski.       Exhibit 10.5

10.6      Loan Agreement, dated March 26,
          1992, between USBANCORP, Inc.
          and Pittsburgh National Bank. Exhibit 10.6 to Form S-2
                                        File No. 33-56684

10.7      Collective Bargaining Agreement,
          dated October 16, 1991, as
          extended March 30, 1994, between
          United States National Bank in
          Johnstown and Steel Workers of
          America, AFL-CIO-CLC Local
          Union 8204.                   Exhibit 10.7 to Form S-2
                                        File No. 33-56684

10.8      Agreement, dated October 25,
          1994, between USBANCORP, Inc.
          and Orlando B. Hanselman.     Exhibit 10.8

10.9      1991 Stock Option Plan, dated
          August 23, 1991, as amended
          and restated on February 24,
          1995.                         Exhibit 10.9

10.10     Agreement, dated December 1,
          1994, between USBANCORP, Inc.
          and Ronald W. Virag.          Exhibit 10.10

10.11     Agreement, dated July 15, 1994,
          between USBANCORP, Inc. and
          Kevin J. O'Neil.              Exhibit 10.11

13        1994 Annual Report to
          Shareholders.                 Page 1

21        Subsidiaries of the
          Registrant.                   Below

24.1      Consent of Arthur Andersen
          LLP.

EXHIBIT A
(21) Subsidiaries of the Registrant

                              Percent        Jurisdiction
Name                          of Ownership   of Organization
United States National Bank
in Johnstown
Main and Franklin Streets
P.O. Box 520
Johnstown, PA 15907           100%           United States
                                             of America

Three Rivers Bank and
Trust Company
633 State Route 51, South
Jefferson Borough
P.O. Box 10915
Pittsburgh, PA 15236          100%           Commonwealth of
                                             Pennsylvania

Community Bancorp, Inc.
2681 Moss Side Boulevard
Monroeville, PA 15146         100%           Commonwealth of
                                             Pennsylvania

United Bancorp Life
Insurance Company
1421 East Thomas Road
Phoenix, AZ 85014             100%           State of Arizona

USBANCORP Trust Company
Main and Franklin Streets
P.O. Box 520
Johnstown, PA 15907           100%           Commonwealth of
                                             Pennsylvania

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USBANCORP, Inc.
(Registrant)

Date: February 24, 1995
By:/s/Terry K. Dunkle
TERRY K. DUNKLE
Chairman, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 1995:

/s/Terry K. Dunkle
TERRY K. DUNKLE
Chairman, President
and Chief Executive Officer; Director

/s/Orlando B. Hanselman
ORLANDO B. HANSELMAN
Executive Vice President, Chief Financial
Officer & Manager of Corporate Services

/s/Jerome M. Adams
JEROME M. ADAMS, Director

/s/Robert A. Allen
ROBERT A. ALLEN, Director

/s/Clifford A. Barton
CLIFFORD A. BARTON, Director

/s/Michael F. Butler
MICHAEL F. BUTLER, Director

/s/Louis Cynkar
LOUIS CYNKAR, Director

/s/James C. Dewar
JAMES C. DEWAR, Director

/s/James M. Edwards, Sr.
JAMES M. EDWARDS, SR., Director

/s/Dennis J. Fantaski
DENNIS J. FANTASKI, Director

/s/Richard W. Kappel
RICHARD W. KAPPEL, Director


JOHN H. KUNKLE, JR., Director


JAMES F. O'MALLEY, Director

/s/Frank J. Pasquerilla
FRANK J. PASQUERILLA, Director

/s/Jack Sevy
JACK SEVY, Director

/s/Thomas C. Slater
THOMAS C. SLATER, Director

/s/James C. Spangler
JAMES C. SPANGLER, Director

/s/W. Harrison Vail
W. HARRISON VAIL, Director

/s/Robert L. Wise
ROBERT L. WISE, Director

USBANCORP, INC.

DIRECTORS,
GENERAL OFFICERS,
and ADVISORY BOARDS

COMMUNITY OFFICES

SHAREHOLDER INFORMATION

THIS PAGE IS INTENTIONALLY LEFT BLANK

USBANCORP, INC.

Board of Directors

Jerome M. Adams
Senior Partner,
Adams, Myers & Baczkowski
Attorneys-at-Law

Robert A. Allen
Retired; Former President,
Sani-Dairy

Clifford A. Barton
Retired; Former Chairman, President & CEO,
USBANCORP, Inc., and
Chairman of the Board of
United States National Bank,
Three Rivers Bank
& Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

Michael F. Butler
Business Consultant &
Attorney-at-Law

Louis Cynkar
President & CEO,
United States National Bank

James C. Dewar
President & Owner,
Jim Dewar Oldsmobile, Inc.

Terry K. Dunkle
Chairman, President & CEO,
USBANCORP, Inc., and
Chairman of the Board of
United States National Bank,
Three Rivers Bank
& Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

James M. Edwards, Sr.
President & CEO,
WJAC, Inc.

Dennis J. Fantaski
President & CEO,
Community Bancorp, Inc.
and Community Savings Bank

Richard W. Kappel
CEO, Secretary & Treasurer,
William J. Kappel Wholesale Co.

John H. Kunkle, Jr.
Retired; Former Vice-Chairman
& Director, Commonwealth Land
Title Insurance Co.

James F. O'Malley
Senior Lawyer,
Yost & O'Malley
Attorneys-at-Law

Frank J. Pasquerilla
Chairman of the Board
& CEO, Crown American
Realty Trust

Jack Sevy
Retired; Former Owner
& Operator,
New Stanton West
Auto/Truck Plaza

Thomas C. Slater
Owner, President &
Director,
Slater Laboratories, Inc.
Clinical Laboratory

James C. Spangler
Retired; Former Owner,
Somerset Auction and
Transfer, Inc.

W. Harrison Vail
President & CEO,
Three Rivers Bank &
Trust Company

Robert L. Wise
President,
Fossil Generation of
GPU Service Corporation
Directors Remembered
General Officers

Terry K. Dunkle
Chairman, President
& Chief Executive Officer

Orlando B. Hanselman
Executive Vice President,
Chief Financial Officer
& Manager of Corporate Services

Gary M. McKeown
Senior Vice President, Manager of
Credit Policy and Administration
& Assistant Secretary

Richard L. Barron
Vice President &
Human Resources Director

Ray M. Fisher
Vice President &
Chief Investment Officer

John H. Follansbee, III
Vice President, Compliance

Dan L. Hummel
Vice President &
Marketing Director

John J. Legath
Vice President, Community
Reinvestment Administration

Leslie N. Morgenstern
Vice President, Loan Review

Jeffrey A. Stopko
Vice President,
Chief Accounting Officer
& Comptroller

John Suierveld, Jr.
Vice President &
Chief Auditor

James E. Vennebush
Vice President &
Manager of General Services

Betty L. Jakell
Secretary

U.S. BANK

Board of Directors

Robert A. Allen
Retired; Former President,
Sani-Dairy

Clifford A. Barton
Retired; Former Chairman, President
& CEO, USBANCORP, Inc., and
Chairman of the Board of
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

Michael F. Butler
Business Consultant &
Attorney-at-Law

William F. Casey
President & CEO,
Conemaugh Memorial Hospital

Louis Cynkar
President & CEO,
United States National Bank

Daniel R. DeVos
President and CEO,
Concurrent Technologies Corporation

James C. Dewar
President & Owner,
Jim Dewar Oldsmobile, Inc.

Bruce E. Duke III, M.D.
Surgeon, Valley Surgeons

Terry K. Dunkle
Chairman, President & CEO,
USBANCORP, Inc., and
Chairman of the Board of
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

James M. Edwards, Sr.
President & CEO,
WJAC, Inc.

Kim W. Kunkle
President & CEO,
Laurel Holding Company

James F. O'Malley
Senior Lawyer,
Yost & O'Malley,
Attorneys-at-Law

Rev. Christian R. Oravec
President,
St. Francis College

Frank J. Pasquerilla
Chairman of the Board
& CEO, Crown American
Realty Trust

Howard M. Picking, III
President,
Miller-Picking Corporation

Fred R. Shaffer
Manager/President,
Findley's Pharmacy, Inc.

Thomas C. Slater
Owner, President &
Director,
Slater Laboratories, Inc.
Clinical Laboratory

James C. Spangler
Retired; Former Owner,
Somerset Auction and
Transfer, Inc.

Robert L. Wise
President,
Fossil Generation of
GPU Service Corporation

General Officers

Terry K. Dunkle
Chairman of the Board

Louis Cynkar
President &
Chief Executive Officer

William J. Locher, Jr.
Senior Vice President &
Manager of Commercial Lending

Paul E. Lovett, Jr.
Senior Vice President & Manager
of Retail Credit Administration

William E. Wood
Senior Vice President &
Manager of Community Banking

James S. Bubenko
Vice President & Manager
of Retail Credit Operations

Leo J. Fronczek
Vice President,
Management Information
Systems & Security Officer

Michael F. Komara
Vice President,
Human Resources

Frank A. Krall
Vice President,
Mortgage Lending

Kermit L. Miller
Vice President &
Branch Manager

Victor L. Tatum
Vice President &
Commercial Equipment
Leasing Manager

Directors Emeriti

John N. Crichton
Owen D. Griffith
John L. Williams

Advisory Boards

Carrolltown

Joseph E. Lacue
Joseph E. Stevens, Sr.

Coalport

Charles Glasgow
Richard W. Hegarty
Loretto

Frank J. Kuzemchak

Somerset

E. Charles Kaufman, Chairman
James R. Cascio
Fred R. Shaffer
Marlin C. Sherbine
James C. Spangler

Windber, Central City, St. Michael,
University Heights

John F. Hollern, Chairman
Chester F. Fluder
David J. Rizzo

Westmont, West End, Seward

Edward J. Cernic, Chairman
Dr. Frank H. Blackington, III
Robert A. Cameron
Teresa T. Chianese
David N. Crichton
Max J. Critchfield
John B. Gunter
John M. Kriak
Carl R. Sax
John B. Stockton
Harvey Supowitz
Carl H. Vulcan
Dr. William A. Yates

THREE RIVERS BANK

Board of Directors

Jerome M. Adams
Senior Partner,
Adams, Myers, & Baczkowski
Attorneys-at-Law

Clifford A. Barton
Retired; Former Chairman, President
& CEO, USBANCORP, Inc., and
Chairman of the Board of
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

Janey D. Barton
Retired; Vice President,
Three Rivers Bank &
Trust Company

Terry K. Dunkle
Chairman, President &
CEO, USBANCORP, Inc., and
Chairman of the Board of
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

J. Terrence Farrell
Attorney-at-Law

James R. Ferry
President,
Ferry Electric Company
Electrical Contractor

Michael D. Hanna, Jr.
President, Tippecanoe
Insurance Agency, Inc.

Stephen I. Richman
Senior Partner,
Ceisler, Richman, Smith
Law Firm

Jack Sevy
Retired; Former Owner & Operator,
New Stanton West
Auto/Truck Plaza

W. Harrison Vail
President & CEO,
Three Rivers Bank &
Trust Company

General Officers

Terry K. Dunkle
Chairman of the Board

W. Harrison Vail
President & Chief Executive Officer

Louis S. Klippa
Executive Vice President,
Chief Operating Officer
& Secretary

Jeryl L. Graham
Senior Vice President,
Commercial Loan Division

Harry G. King
Senior Vice President,
Community Banking

James F. Ackman
Vice President,
Consumer Loans

Robert J. DeGrazia
Vice President,
Information Systems

Anita L. Elder
Vice President
& Credit Administrator

Vincent W. Locher
Vice President &
Commercial Loan Officer

Patricia M. Smarra
Vice President
& Operations Officer

Robert J. Smerker
Vice President,
Operations, Bank Secrecy
Act Officer &
Assistant Secretary

Mary Pat Soltis
Vice President,
Regional Manager

Joseph M. Trifaro, Jr.
Vice President,
Regional Manager

Directors Emeriti

J. Paul Farrell
William R. Hoag

COMMUNITY BANCORP, INC.

Board of Directors


Clifford A. Barton
Retired; Former Chairman,
President & CEO,
USBANCORP, Inc., and
Chairman of the Board of
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

Terry K. Dunkle
Chairman, President &
CEO, USBANCORP, Inc., and
Chairman of the Board of
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

Dennis J. Fantaski
President & CEO,
Community Bancorp, Inc.
and Community Savings Bank

Marylouise Fennell, RSB, Ed.D.
Senior Consultant,
Counsel of Independent Colleges

James R. Ferry
President,
Ferry Electric Company
Electrical Contractor

Richard W. Kappel
CEO, Secretary & Treasurer,
William J. Kappel Wholesale Co.

John H. Kunkle, Jr.
Retired; Former Vice-Chairman
& Director, Commonwealth Land
Title Insurance Co.

Thomas J. McCaffrey
Grubb & Ellis Company

William C. McNary
Retired; Financial Consultant,
CIGNA Individual
Financial Services Co.

Edward W. Seifert
Attorney-at-Law, Partner,
Reed, Smith, Shaw & McClay



General Officers

Terry K. Dunkle
Chairman of the Board

Dennis J. Fantaski
President &
Chief Executive Officer

Thomas J. Chunchick
Senior Vice President,
Retail Banking & Secretary

Anthony D. DeNunzio
Senior Vice President &
CRA Officer

Fred Geisler
Vice President,
Mortgage Lending

Delbert O. Hague
Vice President,
Residential Lending

Robert L. Rogers
Vice President,
Commercial Loans

USBANCORP TRUST COMPANY

Board of Directors

Jerome M. Adams
Senior Partner,
Adams, Myers & Baczkowski
Attorneys-at-Law

Clifford A. Barton
Retired; Former Chairman, President
& CEO, USBANCORP, Inc., and
Chairman of the Board of
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

John N. Crichton
Chairman, Concurrent
Technologies Corporation

Louis Cynkar
President & CEO,
United States National Bank

Terry K. Dunkle
Chairman, President & CEO,
USBANCORP, Inc., and
Chairman of the Board of
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

Dennis J. Fantaski
President & CEO,
Community Bancorp, Inc.
and Community Savings Bank

Richard W. Kappel
CEO, Secretary & Treasurer,
William J. Kappel Wholesale Co.

John H. Kunkle, Jr.
Retired; Former Vice Chairman
& Director, Commonwealth Land
Title Insurance Co.

Kim W. Kunkle
President & CEO,
Laurel Holding Company

Rev. Christian R. Oravec
President, St. Francis College

W. Harrison Vail
President & CEO,
Three Rivers Bank
& Trust Company

Ronald W. Virag, CTFA
President & CEO,
USBANCORP Trust Company

Robert L. Wise
President,
Fossil Generation of
GPU Service Corporation

General Officers

Terry K. Dunkle
Chairman of the Board

Ronald W. Virag, CTFA
President &
Chief Executive Officer

Orlando B. Hanselman
Treasurer

Gerald R. Baxter, CPA
Vice President &
Trust Officer

Anne G. Bump
Vice President,
Institutional Trust Services

Judith A. Duchene
Vice President &
Business Development Officer

Steven R. Garstad
Vice President &
Business Development Officer

David L. Mordan, CPA
Vice President & Manager
of Personal Trust Services

Mildred L. Nelson
Vice President &
Trust Officer

James T. Vaughan
Vice President &
Manager of Western Region

M. Randolph Westlund, CFA
Vice President &
Trust Investment Officer

James M. Young, CFA, CFP
Vice President &
Chief Investment Officer

William E. Wood
Vice President,
Branch Administration

Trust Company Offices

Main and Franklin Streets, 11th Floor
U.S. Bank Building
P.O. Box 520
Johnstown, Pennsylvania 15907-0520

500 Fifth Avenue, 2nd Floor
Three Rivers Bank and
Trust Company Building
McKeesport, Pennsylvania 15132-2500

2681 Moss Side Boulevard, First Floor
Community Savings Building
Monroeville, Pennsylvania 15146-3394

U.S. BANK

OFFICE LOCATIONS

*Main Office Downtown
Main & Franklin Streets
Johnstown, PA 15901
(814) 533-5300

*Westmont Office
110 Plaza Drive
Johnstown, PA 15905-1207
(814) 255-6836

*University Heights Office
1404 Eisenhower Boulevard
Johnstown, PA 15904-3280
(814) 266-9691

*East Hills Office
1219 Scalp Avenue
Johnstown, PA 15904
(814) 266-3181

*Richland Mall Office
3200 Elton Road
Johnstown, PA 15904
(814) 266-8965

*Eighth Ward Office
1059 Franklin Street
Johnstown, PA 15905
(814) 535-8317

West End Office
163 Fairfield Avenue
Johnstown, PA 15906-2392
(814) 533-5436

*Carrolltown Office
Main & Carroll Streets
Carrolltown, PA 15722-0507
(814) 344-6501

Ebensburg Office
High & Center Streets
P.O. Box 209
Ebensburg, PA 15931-0209
(814) 472-8706

*Lovell Park Office
New Germany Road
& Park Avenue
R.D. 3, Box 598
Ebensburg, PA 15931-9004
(814) 472-5200

Nanty Glo Office
928 Roberts Street
Nanty Glo, PA 15943-1303
(814) 749-9227

Nanty Glo Drive-In
1383 South Shoemaker Street
Nanty Glo, PA 15943-1254
(814) 749-0955

Loretto Office
180 St. Mary's Street
P.O. Box 116
Loretto, PA 15940-0116
(814) 472-8452

*Galleria Mall Office
500 Galleria Drive
Johnstown, PA 15904
(814) 266-5969

St. Michael Office
Locust Street, P.O. Box C
St. Michael, PA 15951-0393
(814) 495-5514

Coalport Office
Main Street, P.O. Box 356
Coalport, PA 16627-0356
(814) 672-5303

*Seward Office
#1, Roadway Plaza
Seward, PA 15954-9501
(814) 446-5655

Windber Office
1501 Somerset Avenue
Windber, PA 15963-1745
(814) 467-4591

Central City Office
104 Sunshine Avenue
Central City, PA 15926-1129
(814) 754-4141

*Somerset Office
108 W. Main Street
Somerset, PA 15501-2035
(814) 445-4193

*Derry Office
112 South Chestnut Street
Derry, PA 15627-1938
(412) 537-9180
(412) 694-8887

THREE RIVERS BANK

OFFICE LOCATIONS

*Boston Office
1701 Boston Hollow Road
McKeesport, PA 15135-1217
(412) 754-2014

*Century III Office
269 Clairton Boulevard
Pittsburgh, PA 15236-1499
(412) 653-7199

*Franklin Mall Office
1500 W. Chestnut Street
Washington, PA 15301-5871
(412) 228-0065

*Glassport Office
600 Monongahela Avenue
Glassport, PA 15045-1608
(412) 664-8760

*Jefferson Borough Office
Route 51, South
P.O. Box 10915
Pittsburgh, PA 15236-0915
(412) 382-1000

*Liberty Boro Office
3107 Liberty Way
McKeesport, PA 15133-2198
(412) 664-8707

*McKeesport Office
500 Fifth Avenue
McKeesport, PA 15132-2500
(412) 664-8715

*Motor Bank
1415 Fifth Avenue
McKeesport, PA 15132-2427
(412) 664-8755

*Port Vue Office
1194 Romine Avenue
McKeesport, PA 15133-3596
(412) 664-8975

*Rainbow Village Office
1 Rainbow Village
Shopping Center
White Oak, PA 15131-2415
(412) 664-8771

*South Strabane Office
590 Washington Road
Washington, PA 15301-9621
(412) 225-9800

*University Office
2016 Eden Park Boulevard
McKeesport, PA 15132-7619
(412) 664-8780

*Remote 24-Hour Banking Locations
*Main Office, Main & Franklin Streets,
Johnstown
*Richland Mall, Elton Road, Johnstown
*Lee Hospital, Main Street, Johnstown
*Century III Mall, West Mifflin
*Sheetz, Broad Street, Johnstown
*The Galleria, Johnstown
*Sheetz, Graham Avenue, Windber
*BiLo Supermarket, Scalp Avenue,
Johnstown
*Hills, Clairton Road, West Mifflin
*Shop & Save, Ohio Avenue, Glassport
*Wal-Mart, Oak Spring Road, Washington
*Washington Mall, Oak Springs Road,
Washington

COMMUNITY
SAVINGS BANK

OFFICE LOCATIONS

*Lawrenceville
4319 Butler Street
Pittsburgh, PA 15201-3094
(412) 681-8390

*New Kensington
2 Feldarelli Square
2300 Freeport Road
New Kensington, PA 15068-4669
(412) 335-9811

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

Herzog, Heine, Geduld, Inc.
26 Broadway
First Floor
New York, NY 10004
Telephone: (212) 908-4156

Janney Montgomery Scott, Inc.
1801 Market Street_10th Floor
Philadelphia, PA 19103
Telephone: (215) 665-6500

Legg Mason Wood Walker, Inc.
227 Franklin Street
P.O. Box 1207
Johnstown, PA 15907-1207
Telephone: (814) 535-5551

Merrill Lynch
Equity Markets Group
North Tower
World Financial Center
New York, NY 10281-1305
Telephone: (212) 449-4162

Anthony Misciagna & Co., Inc.
6 Bird Cage Walk
Hollidaysburg, PA 16648
Telephone: (800) 343-5149
Not a NASDAQ Dealer

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

Sherwood Securities Corp.
One Exchange Plaza
New York, NY 10006
Telephone: (800) 435-1235

Troster Singer Corporation, Inc.
10 Exchange Place
Jersey City, NJ 07302
Telephone: (212) 422-2400

Wheat First Securities
100 Pasquerilla Plaza
P.O. Box 96
Johnstown, PA 15907
Telephone: (814) 535-1516

Form 10-K
USBANCORP, Inc.'s Annual Report to the Securities and Exchange
Commission on Form 10-K is integrated within this Annual Report.

Corporate Offices
The corporate offices of USBANCORP, Inc. are located in the United States National Bank Building at Main and Franklin
Streets, Johnstown, PA 15901.
Mailing address: P.O. Box 430
Johnstown, PA 15907
(814) 533-5300

Agents
The transfer agent and registrar for USBANCORP, Inc.'s common stock is USBANCORP Trust Company.

Shareholder Data
As of January 31, 1995, there were 6,345 shareholders of common stock and 5,582,155 shares outstanding. Of the total shares outstanding, approximately 254,000 or 5% are held by insiders (directors and executive officers) while approximately 1,631,270 or 29% are held by institutional investors (mutual funds, employee benefit plans, etc.).

Dividend Reinvestment
Shareholders seeking information about USBANCORP, Inc.'s dividend reinvestment plan should contact Betty L. Jakell, Executive
Office, at (814) 533-5158.

Information
Analysts, investors, shareholders, and others seeking financial data about USBANCORP, Inc. or any of its subsidiaries annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports-are asked to contact Orlando B. Hanselman, Executive Vice President, Chief Financial Officer & Manager of Corporate Services at (814) 533-5319.

Annex A

ANNEX A TO USBANCORP, INC. 1994 ANNUAL REPORT & FORM 10-K

The following is a listing of the graphs presented in USBANCORP, Inc.'s 1994 Annual Report & Form 10-K.

Page 2: The following six graphs present Financial Highlights-
        At A Glance:

          The first graph is an area graph showing non-performing assets as a percentage of loans and OREO at December 31 for the periods presented:

        1990      1991     1992     1993    1994
        0.87%     1.10%    1.58%    0.89%   0.91%


        Asset quality is critical to a bank's safety and ongoing earnings power. Non-performing assets are those loans and foreclosed properties that are not generating income and represent high collection risk. USBANCORP's non-performing assets are significantly lower than peer.

          The second graph is a bar graph showing the allowance for loan losses as a percentage of total non-accrual loans at December 31 for the periods presented:

        1990      1991     1992     1993     1994
        507.74%  387.22%  245.75%  287.71%  286.27%

        The allowance for loan losses helps protect a bank's future earnings from losses due to credit risk. USBANCORP's allowance reflects a reserve of $2.86 for each $1.00 of non-accrual loans.

          The third graph is an area graph showing net overhead expense (excluding acquisition charge) to average assets:

        1990     1991     1992     1993      1994
        2.89%    3.01%    2.68%    2.51%     2.32%

        Note: The 1994 net overhead expense calculations exclude
        $3.8 million net security losses recognized in the fourth quarter which resulted from a specific investment portfolio restructuring strategy.

        Net overhead expense as a percentage of average assets reflects a company's ability to generate non-interest income and control its non-interest expenses. Over the last five years USBANCORP has significantly improved its performance in this key area of non-interest sensitive profitability.



           The fourth graph is a bar graph showing assets per full time equivalent employee at December 31 for the periods presented (in thousands):

         1990      1991     1992     1993     1994
         $1,447   $1,499   $1,770   $1,867   $2,293

        We are aggressively capturing the financial benefits from each of our past acquisitions, including our most recent intra-market merger. Improved employee productivity is one such integral benefit from our acquisitions.

           The fifth graph is a bar graph showing the return on equity before extraordinary item, SFAS #109 benefit and acquisition charge:

         1990     1991     1992     1993    1994
         10.00%   9.39%    11.41%   10.13%  10.41%

        The return on average equity (ROE) is a standard measurement of a bank's profitability. Historically, a 12.50% to 13.50% ROE was considered above average profitability. USBANCORP will not be satisfied until this targeted ROE is consistently achieved.

            The sixth graph is a area graph showing net interest margin dollars (in thousands):

        1990     1991     1992      1993     1994
        $31,706  $32,908  $44,441   $49,485  $55,818

        As a result of prudent acquisitions and effective asset/liability management practices, USBANCORP has increased net interest margin dollars for each of the past five years.

Page 4: The following six graphs present Shareholder Information-At
        A Glance:

          The first graph is a bar graph showing pre-tax income excluding acquisition charge (in thousands):

         1990     1991     1992     1993     1994
        $8,933   $9,181   $14,323  $16,520  $19,688

        USBANCORP's pre-tax income has shown progressive growth.
        Such income is a key determinant of shareholder value and the Company's ongoing financial soundness.

          The second graph is a bar graph showing dividends per common share:

        1990     1991     1992     1993     1994
        $0.15    $0.55    $0.75    $0.86    $0.97


        Common dividends per share represent a payment by the company from its accumulated shareholder wealth. When this cash is paid to the shareholder it is no longer available to the company. Many shareholders, however, choose to reinvest these dividends in the company.

           The third graph is a bar graph showing common stock price per share at December 31:

        1990    1991    1992    1993     1994
        $12.75  $18.00  $22.00  $23.75   $21.00

        A second key element of shareholder return is the price appreciation of each common share. USBANCORP's common stock price per share has appreciated 65% since December
        31, 1990.

           The fourth graph is a bar graph showing common dividend yield (based upon dividends declared and purchased at average market price each year):

        1990     1991    1992     1993    1994
        1.20%    3.50%   3.70%    3.50%   4.20%

        The common dividend yield is similar to the interest rate on a deposit. Common dividends are only one element of total shareholder return. Common dividend yields for Pennsylvania bank holding companies were, as of January 31, 1995, 3.0%. USBANCORP's yield approximated 4.5%.

          The fifth graph is a bar graph showing book value per common share - December 31:

        1990     1991     1992     1993     1994
        $19.85   $21.71   $23.08   $24.67   $24.57

        A company's book value per common share represents the accumulated and undistributed shareholder wealth. This wealth is used by the company to finance profitable growth and to fund shareholder dividends. USBANCORP has increased this shareholder wealth by 24% since December 31, 1990.

           The sixth graph is an area graph showing asset leverage ratio compared to the management minimum target of 6%:

        1990       1991     1992     1993      1994
        8.05%      8.56%    7.08%    9.18%     6.64%

        Fundamental to shareholder and depositor safety is the capital strength of the financial institution. USBANCORP well exceeds all governmental regulatory capital requirements. As we did during 1994, the Company will continue to pursue several strategic alternatives to leverage this capital strength in 1995.

Page 5:   The graph at the top left is a bar graph showing net
        interest income (NII) in thousands and data points showing the net interest margin (NIM) percentage:

                     1990     1991     1992     1993     1994
        NII          $31,706  $32,908  $44,441  $49,485  $55,818

        NIM          4.56%    4.69%    4.58%    4.34%    4.03%

           The graph at the bottom left is a bar graph showing assets per full time equivalent employee at December 31 for the periods presented (in thousands):

        1990      1991     1992     1993     1994
        $1,447    $1,499   $1,770   $1,867   $2,293

Page 6:   The graph at the top left is a area graph showing total
        market capitalization (in thousands):

        1990      1991      1992     1993       1994
        $65,050   $70,023   $82,971  $116,615   $137,136

          The graph at the bottom left is a bar graph showing total assets at December 31 for the periods presented (in thousands):

        1990       1991       1992        1993        1994
        $774,403   $784,036   $1,139,855  $1,241,521  $1,788,890

Page 7:   The graph at the top left is a pie chart showing 1994
        gross revenue contribution by product segment.

               Investments     29%,   Trust      3%,
               Commercial      17%,   Wholesale  1%,
               Consumer        50%

           The graph at the bottom left is bar graph showing net income per common share before extraordinary item, SFAS
        #109 benefit, and acquisition charge on a fully diluted basis:

        1990     1991     1992     1993     1994
        $1.95    $1.97    $2.53    $2.41    $2.54

Page 8:   The graph is a pie chart showing loan portfolio
        composition at December 31, 1994, by loan type:

                Commercial 14%
                Commercial secured by real estate 20%
                Real estate - mortgage 47%
                Consumer  19%

Page 9:    The graph at the top left is an area graph showing the
        asset leverage ratio compared to the management minimum target of 6%:

        1990     1991     1992     1993     1994
        8.05%    8.56%    7.08%    9.18%    6.64%

          The graph at the bottom left is a bar graph showing common dividend yield (based upon dividends declared and purchased at average market price each year):

        1990     1991    1992     1993    1994
        1.20%    3.50%   3.70%    3.50%   4.20%

Page 10:   The graph at the top left is a pie chart showing the
        deposit composition as of December 31, 1994:

             DDA              12%,    CD's           48%
             Savings & NOW    29%,    Money market   11%

           The graph at the bottom left is a pie chart showing the deposit composition as of December 31, 1994:

             DDA              13%,    CD's           44%
             Savings & NOW    32%,    Money market   11%

Page 11:   Shows a service area map of USBANCORP, Inc.'s six
        southwestern Pennsylvania counties. The map shows a closeup of the six counties identifying branch locations by subsidiary.

Page 44:   The top left graph is a bar graph showing common stock
        price per share at December 31:

        1990    1991    1992    1993     1994
        $12.75  $18.00  $22.00  $23.75   $21.00

           The fourth graph is a bar graph showing common dividend yield (based upon dividends declared and purchased at average market price each year):

        1990     1991    1992     1993    1994
        1.20%    3.50%   3.70%    3.50%   4.20%

Page 47:    The graph at the top left is a bar graph showing total
        assets at December 31 for the periods presented (in thousands):

        1990       1991       1992        1993        1994
        $774,403   $784,036  $1,139,855  $1,241,521  $1,788,890

           The graph at the bottom left is a pie chart showing market leadership in Cambria County:

        U.S. Bank     25%
        Pittsburgh National Bank  13%
        BT Financial    17%
        Cenwest   11%
        Other (No more than 7% individually)  34%

Page 48:   The graph at the top left is a bar graph showing net
        income per common share before extraordinary item, SFAS
        #109 benefit, and acquisition charge (fully diluted basis):

        1990     1991     1992     1993     1994
        $1.95   $1.97    $2.53    $2.41    $2.54

           The graph at the bottom left is an area graph showing total common shares outstanding at December 31:

        1990          1991        1992         1993        1994
        2,552,407   2,568,189   2,982,124    4,726,181   5,582,155

Page 49:   The graph at the top left is an bar graph showing return
        on average assets before extraordinary item, SFAS #109 benefit, and acquisition charge:

        1990     1991     1992     1993     1994
        0.82%    0.83%    0.85%    0.91%    0.87%

          The graph at the bottom left is a bar graph showing net interest income (NII) in thousands and data points showing the net interest margin (NIM) percentage:

                     1990     1991     1992     1993     1994
        NII          $31,706  $32,908  $44,441  $49,485  $55,818

        NIM          4.56%    4.69%    4.58%    4.34%    4.03%


Page 50: The table at the top left shows the investment leverage program (dollar amounts in thousands):

        Securities in the amount of $121,735 were purchased with a weighted average maturity of 54 months and a weighted average coupon of 7.35%. Of these securities 39% were variable and 61% were fixed.

        Funding for the securities was $121,735 with a weighted average maturity of 3 months and a weighted average coupon of 5.10%.

        Hedge transactions total $100,000 with a weighted average maturity of 12 months and a weighted average coupon of 0.29%.

        Note: The leverage program was in place from 7-01-94 to 12-31-94 and contributed an incremental $1.2 million to pre-tax income.


           The table at the bottom left shows Johnstown Savings
        Bank (JSB) investment security portfolio repositioning
        (dollar amounts in thousands):

        The Company sold JSB securities amounting to $175,454 with a weighted average maturity of 41 months and a weighted average coupon of 5.5%. Of these securities 23% were variable rates and 77% were fixed.

        The Company purchased JSB securities of $165,000 with a weighted average maturity of 45 months and a weighted average coupon of 7.27%. Of these securities purchased 11% were variable rates and 89% were fixed.

        Note: The annual pre-tax income effect of this repositioning approximates $2.9 million.

Page 51: The graph at the top left is a bar graph showing net interest income (NII) in thousands and data points showing the net interest margin (NIM) percentage:

                     1990     1991     1992     1993     1994
        NII          $31,706  $32,908  $44,441  $49,485  $55,818

        NIM          4.56%    4.69%    4.58%    4.34%    4.03%

           The table at the bottom left shows Three Rivers Bank
        (TRB) and U.S. Bank (USNB) investment security portfolio repositioning (dollar amounts in thousands):

        TRB sold securities amounting to $15,932 with a weighted average maturity of 43 months and a weighted average coupon of 4.80%. Of these securities 0% were variable rates and 100% were fixed.

        USNB sold securities amounting to $65,445 with a weighted average maturity of 26 months and a weighted average coupon of 6.32%. Of these securities 2% were variable rates and 98% were fixed.

        Total securities sold amounted to $81,377 with a weighted average maturity of 29 months and a weighted average coupon of 6.02%. Of these securities 1% were variable rates and 99% were fixed.

        TRB purchased securities amounting to $14,926 with a weighted average maturity of 45 months and a weighted average coupon of 8.65%. Of these securities 40% were variable rates and 60% were fixed.

        USNB purchased securities amounting to $62,451 with a weighted average maturity of 50 months and a weighted average coupon of 8.83%. Of these securities 84% were variable rates and 16% were fixed.

        Total securities purchased amounted to $77,377 with a weighted average maturity of 49 months and a weighted average coupon of 8.80%. Of these securities 76% were variable rates and 24% were fixed.

        Note: The annual pre-tax income effect of this repositioning approximates $2.1 million.

Page 52:   The top left graph is a area graph showing net interest
        margin dollars (in thousands):

        1990     1991     1992      1993     1994
        $31,706  $32,908  $44,441   $49,485  $55,818

           The bottom left graph is a pie chart showing loan portfolio composition at December 31, 1994 by loan type:

                Commercial 14%
                Commercial secured by real estate 20%
                Real estate - mortgage 47%
                Consumer  19%

Page 55:   The table at the top left shows the investment portfolio
        (dollar amounts in thousands):

        Total securities at December 31, 1994, amounted to $784,100 with a weighted average maturity of 3.8 years and a weighted average coupon of 6.84%. Of these securities
        25% were variable rates and 75% were fixed.

        Total securities at December 31, 1993, amounted to $426,320 with a weighted average maturity of 2.8 years and a weighted average coupon of 5.45%. Of these securities
        15% were variable rates and 85% were fixed.

        Total peer group securities at September 30, 1994 have weighted average maturity of 4.7 years and a weighted average coupon of 6.32%. Of these securities 9% were variable rates and 91% were fixed.

        Note: The peer group is defined as BT Financial, Keystone
        Financial, Susquehanna Bancshares, S & T Bancorp, First
        Western Bancorp, First Commonwealth Financial, and
        Southwest National Corporation. Peer information was derived from the 9/30/94 call reports.

        The bottom left graph is a pie chart showing the liability funding mix at December 31, 1994:

                Deposits         67%
                Borrowings       25%
                Equity            8%

Page 56: The graph at the top left is a pie chart showing the deposit composition as of December 31, 1994:

             DDA              12%,    CD's           48%
             Savings & NOW    29%,    Money market   11%

            The bottom left graph is an area graph showing non-
             performing assets as a percentage of loans and OREO at December 31 for the periods presented:

        1990      1991     1992     1993    1994
        0.87%     1.10%    1.58%    0.89%   0.91%

Page 57: The middle left graph is a bar graph showing the allowance for loan losses at December 31 for the periods presented:

        1990      1991     1992     1993    1994
        2.80%     3.02%    2.12%    2.10%   1.80%

Page 58: The bottom left graph is a bar graph showing the loan loss provision as a percentage of average loans:

        1990      1991     1992     1993    1994
        0.20%     0.21%    0.36%    0.34%   (0.34%)

Page 59: The top left graph is a bar graph showing the net charge-offs as a percentage of average loans:

        1990      1991     1992     1993    1994
        0.17%     0.08%    0.58%    0.13%   0.04%

Page 60: The top left graph is an bar graph showing non-interest income excluding investment security gains and losses (in thousands):

        1990      1991     1992     1993    1994
        $5,383    $6,085   $7,953   $9,567  $12,159

Page 61: The top left graph is a bar graph showing trust fee income (in thousands):

        1990      1991     1992     1993    1994
        $1,306    $1,633   $2,054   $2,578  $3,023

         The bottom left graph is a pie chart showing the composition of 1994 trust assets (dollar amounts in thousands):

         Corporate trust          $339,029       33%
         Employee benefits
           (excluding Pathroad)   $331,652       32%
         Personal trust
           (excluding Pathroad)   $299,221       29%
         Pathroad                  $57,351        6%

Page 62: The top left graph is a bar graph showing the total non-interest expense excluding acquisition charge (in thousands):

        1990      1991     1992     1993      1994
        $27,198   $28,862  $36,248  $40,715   $47,082

          The bottom left graph is an bar graph showing the components of non-interest expense excluding acquisition charge (in thousands):

                    1990      1991     1992     1993      1994
       All other    $7,998   $8,506  $11,083  $12,605   $16,410
       FDIC Ins.    $  775   $1,381  $ 2,040  $ 2,157   $ 2,576
       Occupancy
        & Equipment $4,021   $4,320  $ 5,087  $ 6,001   $ 7,222
       Salaries &
        benefits   $14,306  $14,655  $18,038  $19,952   $23,311

Page 63: The top left graph is a bar graph showing net overhead expense (excluding acquisition charge) as a percent of tax equivalent net interest income compared to management's strategic target is 55%:

        1990    1991    1992    1993     1994
        67.63%  68.24%  61.66%  60.86%   60.99%

       Note: Net overhead expense calculations exclude $3.8 million net security losses recognized in the fourth quarter 1994 which resulted from a specific investment restructuring strategy.

           The bottom left graph is a bar graph showing assets per full time equivalent employee at December 31 for the periods presented (in thousands):

         1990      1991     1992     1993     1994
         $1,447   $1,499   $1,770   $1,867   $2,293

Page 64: The top left graph is an area graph showing net overhead expense (excluding acquisition charge) to average assets:

        1990     1991     1992     1993      1994
        2.89%    3.01%    2.68%    2.51%     2.32%

        Note: The 1994 net overhead expense calculations exclude
        $3.8 million net security losses recognized in the fourth quarter which resulted from a specific investment portfolio restructuring strategy.

           The bottom left graph is an area graph showing core net income excluding significant non-recurring items (in thousands):

         1990      1991     1992     1993     1994
         $7,141   $7,637   $8,797   $11,281  $13,068

Page 65: The top left graph is a pie chart showing loan portfolio composition at December 31, 1994 by loan type:

                Commercial 14%
                Commercial secured by real estate 20%
                Real estate - mortgage 47%
                Consumer  19%

         The bottom left graph is an bar graph showing the Company's one year GAP ratio compared to a neutral one year GAP of 1.00x at December 31 for the periods presented:

        1990      1991     1992     1993    1994
        0.97x     1.06x    1.14x    1.10x   0.79x

Page 67:   The graph at the top left is a pie chart showing the
        deposit composition as of December 31, 1994:

             DDA              12%,    CD's           48%,
             Savings & NOW    29%,    Money market   11%,

           The graph at the bottom left is a pie chart showing the deposit composition as of December 31, 1993:

             DDA              13%,    CD's           44%
             Savings & NOW    32%,    Money market   11%

Page 68:   The top left graph is a pie chart showing the investment
        portfolio liquidity(scheduled maturities) as of December
        31, 1994:

           Less than 1 year is  6%
           Greater than 1 year but less than 5 years is 64%
           Greater than 5 year but less than 10 years is 24%
           Greater than 10 years is 6%

           The bottom left graph is a pie chart showing the liability funding mix at December 31, 1994:

                Deposits         67%
                Borrowings       25%
                Equity            8%

Page 69: The middle left graph is a bar graph showing the risk based capital ratio compared to the regulatory requirement of 8.00%.

        1990      1991     1992     1993    1994
        5.10%     5.70%    4.54%    7.97%   5.70%

Page 74:   The middle left graph is a pie chart showing 1994
        gross revenue contribution by product segment (in thousands):

            Investments    $32,339,      Trust   $3,023,
            Commercial     $18,783,      Wholesale  $1,237,
            Consumer       $55,616,

          The bottom left graph is a pie chart showing 1993 gross revenue contribution by product segment (in thousands):

            Investments    $25,603,      Trust   $2,578,
            Commercial     $16,820,      Wholesale  $1,281,
            Consumer       $49,603,


Page 78: The graph at the top left is a bar graph showing trust assets. The graph presents the book value of client assets which is discretionary and non-discretionary (in millions):

        1990      1991     1992     1993    1994
        $550      $631     $650     $943    $1,027

        Note: 193% growth rate from 1990 to 1994.


Page 79: The graph at the bottom left is a pie chart showing market leadership in Cambria County:

        U.S. Bank     25%
        Pittsburgh National Bank  13%
        BT Financial    17%
        Cenwest   11%
        Other (No more than 7% individually)  34%


Page 81: The middle left graph is a bar graph showing assets per full time equivalent employee at December 31 for the periods presented (in thousands):

         1990      1991     1992     1993     1994
         $1,447   $1,499   $1,770   $1,867   $2,293

Page 82:   The two graphs at the left are pie charts showing the
        Company's composition of the investment portfolio at December 31, 1993, and 1994, respectively:

                                                   1993     1994
         U.S. Treasury and Agency Debentures        20%      11%
         U.S. Agency CMO's                          34%       7%
         U.S. Agency Pools                          22%      60%
         Tax Exempt                                 10%       6%
         Other                                      14%      16%

Page 83:   The two graphs at the left are pie charts showing the
        Company's composition of the investment portfolio credit quality distribution at December 31, 1993, and 1994, respectively:

                                         1993       1994
         AAA                             90.76%   96.43%
         AA                               2.52%    0.85%
         A                                5.89%    2.49%
         Other                            0.83%    0.23%

Page 85:   The middle left graph is a bar graph showing
       average loans to average deposits at December 31 for the periods presented:

          1990      1991     1992     1993    1994
         67.55%    65.47%   68.23%    69.01%  71.82%


Page 87:   The top left graph is a pie chart showing the deposit
       composition as of December 31, 1994:

             DDA              12%,    CD's           48%,
             Savings & NOW    29%,    Money market   11%,

Page 100: The graph at the bottom right is a bar graph showing common stock price earnings ratio (calculated on a fully diluted basis before SFAS #109 benefit and acquisition charge). Based upon December 31 stock prices for the periods presented):

          1990      1991     1992     1993    1994
          5.29x     7.86x   8.70x    9.85x   8.27x


           The graph at the bottom left is a bar graph showing common stock price to book value at December 31 for the periods presented:

          1990      1991     1992     1993    1994
         64.23%    82.91%  95.32%   96.27%  85.47%

EXHIBIT 3.2

                         BYLAWS OF USBANCORP, INC.

                         ADOPTED November 20, 1992

                         REVISED February 24, 1995

                                 ARTICLE I

                         Meetings of Shareholders

     Section 1.1. Annual Meeting. The regular annual meeting of the shareholders for the election of directors and the transaction of whatever other business may properly come before the meeting, shall be held at the Main Office of the Corporation, Main and Franklin Streets, City of Johnstown, Commonwealth of Pennsylvania, at 1:30 p.m., on the 4th Tuesday of April of each year, or at such other place on such date and at such time as the Board of Directors may in their discretion determine. Written notice stating the place, day, and hour of the meeting and, in case of special meeting, the general nature of the business to be transacted, shall be delivered not less than five (5) nor more than forty (40) days before the date of the meeting, or in case of a merger or consolidation not less than ten (10) nor more than forty (40) days before the date of the meeting, either personally or by mail, by or at the direction of the President, or the Secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the books of the Corporation or as supplied by him to the Corporation for the purpose of notice, with postage thereon prepaid.

     Section 1.2. Special Meetings. Special meetings of the shareholders may be called at any time by the Chairman of the Board, President, the Chief Executive Officer or by the Board of Directors, or by any two (2) or more directors. The Secretary shall fix the date of such meeting, to be held not more than sixty
(60) days after receipt of the request, and shall give due notice thereof.
                                     1

     Section 1.3. Nominations for Director. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder of any outstanding class of capital stock of the Corporation entitled to vote for the election of directors. Nominations, other than those made by or on behalf of the existing management of the Corporation, shall be made in writing and shall be delivered or mailed to the President of the Corporation not less than 60 days nor more than 90 days prior to any meeting of shareholders called for the election of directors. Such notification shall contain the following information to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of capital stock of the Corporation that will be voted; (d) the total number of shares of capital stock of the Corporation that will be voted for each proposed nominee; (e) the name and residence address of the notifying shareholder; and (f) the number of shares of capital stock of the Corporation owned by the notifying shareholder. Nominations not made in accordance herewith may, in his discretion, be disregarded by the Chairperson of the meeting, and upon his instructions, the vote tellers may disregard all votes cast for each such nominee.

     Section 1.4. Judges of Election. Every election of directors shall be managed by three judges, who shall be appointed from among the shareholders by the Board of Directors. The judges of election shall hold and conduct the election at which they are appointed to serve; and, after the election, they shall file with the Secretary a certificate under their hands, certifying the result thereof and the names of the directors elected. The judges of election, at the request of the Chairperson of the meeting, shall act as tellers of any other vote by ballot taken at such meeting, and shall certify the result thereof. No person who is a candidate for office, or an officer or an employee of this Corporation or a subsidiary thereof, shall act as a judge.

     Section 1.5. Proxies. Shareholders may vote at any meeting of the shareholders in person or by proxies duly authorized in writing. Proxies, unless otherwise provided, shall be valid for only one meeting to be specified therein, and any adjournments of such meeting. No proxy shall be valid after eleven (11) months from the date of its execution unless otherwise provided in the proxy. Proxies shall be dated and shall be filed with the records of the meeting.

     Section 1.6. Quorum. A majority of the outstanding capital stock, represented in person or by proxy, shall constitute a quorum at any meeting of shareholders, unless otherwise provided by law; but less than a quorum may adjourn any meeting, from time to time, and the meeting may be held, as adjourned, without further notice. A majority of the votes cast shall decide every question or matter

                                     2
submitted to the shareholders at any meeting, at which a quorum is present, unless otherwise provided by law or by the Articles of Incorporation.

     Section 1.7. Voting. Only persons in whose names shares appear on the share transfer books of the Corporation on the date on which notice of the meeting is mailed shall be entitled to vote at such meeting, unless some other day is fixed by the Board of Directors for the determination of shareholders of record, but such date shall not be less than ten (10) nor more than fifty (50) days before the date of the meeting, or in the case of a merger or consolidation not less than twenty (20) nor more than fifty (50) days before the date of the meeting. Each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote, except that in all elections for directors every shareholder shall have the right to vote, in person or by proxy, for the number of shares owned by him, for as many persons as there are directors to be elected, or to cumulate said shares, and give one candidate as many votes as the number of directors multiplied by the number of his shares shall equal, or to distribute them on the same principle among as many candidates as he shall think fit.

     Section 1.8. Subchapters G and H of Business Corporation Law. The provisions of Subchapter G of Chapter 25 (Section 2561 et seq.) and the provisions of Subchapter H of Chapter 25 (Section 2571 et seq.) of the Pennsylvania Business Corporation Law of 1988, as amended (effected by the Act of April 27, 1990 (No. 36)) shall not be applicable to the Corporation.

                                ARTICLE II

                                 Directors

     Section 2.1. Board of Directors. The Board of Directors shall have the power to manage and administer the business and affairs of the Corporation. Except as expressly limited by law or required or directed by these Bylaws or by the Articles of Incorporation to be exercised or done by the shareholders, all corporate powers of the Corporation shall be vested in and may be exercised by the Board of Directors.

     Section 2.2. Number; Term; Vacancies. The number, classification, election and appointment, term of office and removal from office of directors shall be in accordance with and governed by the provisions of Article Seventh of the Articles of Incorporation of this Corporation which provisions are incorporated herein with the same effect as if fully set forth. The Board of Directors may appoint each year such number of advisory directors or directors emeritus as the Board of Directors may from time to time determine.

                                     3
     Section 2.3. Organization Meeting. The Secretary, upon receiving the certificate of the judges, of the result of any election, shall notify the directors-elect of their election and of the time at which they are required to meet at the Main Office of the Corporation for the purpose of organizing the new Board and electing and appointing officers of the Corporation for the succeeding year. Such meeting shall be held on the day of the election or as soon thereafter as practicable, and, in any event, within thirty days thereof. If, at the time fixed for such meeting, there shall not be a quorum present, the directors present may adjourn the meeting, from time to time, until a quorum is obtained.

     Section 2.4. Regular Meetings. The regular meetings of the Board of Directors shall be held quarterly at a time and place determined by the Board of Directors. No notice of regular meetings need be given.

     Section 2.5. Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, the President, the Chief Executive Officer or at the request of three
(3) or more directors to be held at the principal place of business of the Corporation or such other place as designated by the person or persons calling the meeting. Each member of the Board of Directors shall be given notice stating the time and place, by telephone, telegram, facsimile transmission, letter, or in person, of each such special meeting.

     Section 2.6. Quorum. A majority of the directors shall constitute a quorum at any meeting, except when otherwise provided by law; but a less number may adjourn any meeting, from time to time, and the meeting may be held, as adjourned, without further notice.

     Section 2.7. Remuneration. No stated fee shall be paid to directors, as such, for their service, but by resolution of the Board of Directors, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the Board of Directors; provided, that nothing herein contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of standing or special committees may be allowed like compensation for attending committee meetings.

     Section 2.8. Action by Directors Without a Meeting. Any action which may be taken at a meeting of the directors, or of a committee thereof, may be taken without a meeting if a consent in writing setting forth the action so taken or to be taken, shall be signed by all of the directors, or all of the members of the committee, as the case may be. Such consent shall have the same effect as a unanimous vote.

                                     4

     Section 2.9.   Action of Directors by Communications
Equipment. Any action which may be taken at a meeting of directors, or of a committee thereof, may be taken by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time.

     Section 2.10. Age Limitation. No person shall be eligible for election, re-election, appointment or re-appointment to the Board of Directors if such person shall have attained the age of seventy (70) years, at the time of any such action.

     Section 2.11. Share Ownership. Each director shall own in his or her own right unencumbered shares of common stock in the Corporation having a par value of not less than $1,000.

     Section 2.12. Minutes. The Board of Directors and each committee hereinafter provided for shall keep minutes of its meetings. Minutes of the committees shall be submitted at the next regular meeting of the Board of Directors, and any action taken with respect thereto shall be entered as the minutes of the Board of Directors.

                               ARTICLE III

                         Committees of the Board

     Section 3.1. Special Committees. The Board of Directors may appoint from time to time, from its own members, special committees of two or more persons, for such purposes and with such powers as the Board may authorize.

     Section 3.2. Executive Committee. The Committee shall consist of not less than three (3) members of the Board of Directors (who are not officers of the Corporation or a subsidiary or affiliate of the Corporation) appointed by the Chairman of the Board, who, together with the Chairman of the Board, the President and the Chief Executive Officer, shall constitute the Executive Committee, which may exercise all of the powers of the Board of Directors except where action of the Board of Directors is by law specifically required. It shall act by the concurrent vote of not less than three members thereof. The Secretary shall keep a record of its proceedings and report the same at each regular meeting of the Board of Directors.

                                     5
It shall have general supervision of, and direct the affairs and practical operation of the subsidiaries. It shall meet weekly or monthly, as it shall determine, on such day as it may designate and at such times as it shall appoint, and at other times upon the call of the Chairman of the Board, the Chief Executive Officer and the President, upon the call of the Chairman of the Committee, and upon call of any two members thereof. The Board of Directors shall accept or decline the report of the Executive Committee, such action to be recorded in the minutes of the meeting.

     Section 3.3. Audit Committee. The Audit Committee shall include six or more USBANCORP, Inc. Board Members, with two or more Board Members from each banking affiliate, none being officers or employees of any banking affiliate or the Corporation.

One member shall be rotating, serving for a period of one year so that the Audit Committee will annually include a new member. Members shall be elected annually to serve a term of one year. One of the members shall be appointed chairman by the Chairman of the Board. The Committee shall appoint a secretary who shall keep minutes of all meetings. Three members of the Committee shall constitute a quorum. The Committee shall meet six times per year.

     In discharging its duty, the Audit Committee may rely on the evaluations and conclusions of regulatory examiners as well as internal and/or external auditors utilized by the Committee in the performance or review of audit functions.

     The Corporation's auditors shall report directly to the Audit Committee. The Committee shall meet with the internal auditors and review internal audit reports, independent auditor findings, and all official reports from regulatory authorities along with management's responses to these reports.

     The Corporation's chief auditor, chief loan review and chief compliance officers shall functionally report directly to the Audit Committee and also provide their findings to the subsidiaries of the Corporation. The loan review and compliance function will report administratively to the chief auditor. Administratively, the chief auditor reports to the Chairman of the Board.

     The Committee shall, annually, report formally, in writing, to the Board of Directors the performance of its supervisory and audit functions. The report must set forth the Committee's evaluations, conclusions, and recommendations with respect to the condition of the Corporation and the effectiveness of its policies, practices and controls.

     The Committee shall recommend to the Board of Directors for its action the appointment or discharge of the Corporation's - independent auditors. The Committee shall consider the auditor's independence, audit and non-audit fees and the quality of their work. If the auditors are to be replaced, the Committee shall document the reason for replacement along with a recommendation for the appointment of new auditors.

                                     6
     The Committee shall meet with the independent auditors periodically and review, among other things, the Scope and Audit Plan, report or opinion on the Corporation's financial statements, the effectiveness of the subsidiaries' internal controls, along with any recommendations for improvement and any major problems encountered.

     The Committee shall insure that an internal audit department and loan review and compliance department are adequately staffed and independent from the management of the subsidiaries. In fulfilling this role, the Committee shall review the content and completeness of the audit, loan review and compliance programs and procedures, appraise the audit staff and loan review and compliance staff and approve salaries and insure that the audit staff and loan review and compliance staff are maintaining their technical proficiency through continuing education programs.

     It is also the responsibility of the Audit Committee to ascertain on the basis of observation and audit, whether the trust function is being administered in accordance with law, regulations and sound fiduciary principles. It shall evaluate the policies, practices and controls employed by the trust function to effect compliance and enforce correction of any violations, deficiencies or weaknesses. In discharging its duty, the Audit Committee may rely on the evaluations and conclusions of internal and/or external auditors utilized by the Committee in the performance or review of audit functions.

     The Audit Committee must ensure that the responsible parties have before them the last report of examination of the trust functions by the Pennsylvania Department of Banking and the Federal Reserve System and any letters to or from the such agencies in order to verify correction of exceptions, weaknesses or deficiencies. The Committee also should confirm the correction of all exceptions, weaknesses or deficiencies which may be brought to the Corporation's attention by internal and external auditors.

     The Audit Committee is required to report formally in writing to the Board of Directors the performance of its trust supervisory and audit functions. The report must set forth the Committee's evaluations, conclusions and recommendations with respect to the condition of the trust function, and the effectiveness of its policies, practices and controls. It also must include a specific statement of the Committee's conclusion as to whether that function is being administered in accordance with all applicable laws and sound fiduciary principles.

     The Committee shall have such other duties as may be lawfully delegated to it from time to time by the Board of Directors.

                                     7
     Section 3.4. Nominating Committee. There shall be a Nominating Committee of at least three (3) members of the Board of Directors who shall be nominated by the Chairman of the Board and appointed at least annually by the Board of Directors. It shall be the duty of this Committee to nominate directors for consideration at the annual meeting of the shareholders.

     Section 3.5. Management Compensation Committee. There shall be a Management Compensation Committee of at least three (3) members of the Board of Directors who shall be the three (3) directors (who are not officers of the Corporation or a subsidiary or affiliate of the Corporation) appointed by the Chairman of the Board to the Executive Committee. It shall be the duty of the Committee to review and make recommendations to the Board of Directors concerning officers' compensation.

     Section 3.6 Stock Option Plan Committee. There shall be a Stock Option Plan Committee of at least three (3) members of the Board of Directors appointed from time to time by the Board of Directors of the Corporation to administer the 1991 Stock Option Plan in accordance with the provisions thereof.

                                ARTICLE IV
                          Officers and Employees

     Section 4.1. Designations. The officers of the Corporation shall be the Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer who shall be elected for one year by the Board of Directors at their first meeting after the annual meeting of shareholders and who shall hold office until their successors are elected and qualify. Any two or more offices may be held by the same person, except the offices of President and Treasurer.

     Section 4.2. Chairman of the Board. The Chairman of the Board shall preside at all meetings of the Board of Directors and in general shall perform such duties as are incident to his office and as prescribed by the Board of Directors. The Chairman of the Board shall perform the duties and have the powers of the Chief Executive Officer in his absence or his inability or refusal to act.

     Section 4.3. President. The Board of Directors shall appoint one of its members to be President of the Corporation. He shall be an ex officio member of all committees except the Stock Option, Management Compensation and Audit Committees. The President shall have and may exercise any and all other powers and duties pertaining by law, regulation, or practice to the office of President or imposed by these Bylaws. He shall also have and may exercise such further powers and duties as from time to time may be

                                     8

conferred upon or assigned to him by the Board of Directors. In the absence of the Chairman of the Board and the Chief Executive
Officer, or their inability or refusal to act, he shall preside at all meetings of the Board of Directors.

     Section 4.4. The Chief Executive Officer. The Chief Executive Officer shall have general supervision of all departments and business of the Corporation, he shall prescribe the duties of other officers and see to the performance thereof. He shall be an ex officio member of all committees except the Stock Option, Management Compensation and Audit Committees. In the absence of the Chairman of the Board or his inability or refusal to act, he shall preside at all meetings of the Board of Directors.

     Section 4.5. Secretary. The Board of Directors shall appoint a Secretary, who shall be Secretary of the Board and of the Corporation, and shall keep accurate minutes of meetings. He shall attend to the giving of all notices required by these Bylaws to be given. He shall be custodian of the corporate seal, records, documents and papers of the Corporation. He shall have and may exercise any and all other powers and duties pertaining by law, regulation or practice to the office of Secretary or imposed by these Bylaws. He shall perform such other duties as may be assigned to him from time to time by the Board of Directors.

     Section 4.6. Treasurer. The Board of Directors shall appoint a Treasurer, who shall be the Treasurer of the Corporation. He shall have and may exercise any and all powers and duties pertaining by law, regulation or practice to the office of Treasurer or imposed by these Bylaws. He shall perform such other duties as may be assigned to him from time to time by the Board of Directors.

     Section 4.7. Other Officers. The Board of Directors may appoint one or more Executive Vice Presidents, one or more Senior Vice Presidents, one or more Vice Presidents, one or more Assistant Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, a Chief Auditor, and such other officers, officers emeritus and Attorneys-in-fact found necessary for the orderly transaction of business. Such officers shall respectively exercise such powers and perform such duties as pertain to the respective offices or as may be conferred upon or assigned to them by the Board of Directors, the Chief Executive Officer or the President.

     Section 4.8. Clerks and Agents. The Board of Directors may appoint, from time to time, such agents or employees as it may deem advisable for the prompt and orderly transaction of the business of the Corporation, define their duties, fix salaries to be paid them and dismiss them. Subject to the authority of the Board of Directors, the President or any other officer of the Corporation

                                     9
authorized by him, may appoint and dismiss all or any agents or employees, prescribe their duties and the conditions of their employment, and from time to time, fix their compensation.

     Section 4.9. Tenure of Office. All officers shall hold office for the current year for which the Board of Directors was elected, unless they shall resign, become disqualified, or be removed; and any vacancy occurring in the office of President shall be filled promptly by the Board of Directors.

                                 ARTICLE V

                           Authority of Officers

     Section 5.1. Corporate Seal. The Chairman of the Board, the President, the Chief Executive Officer, any Vice President
(excluding the Chief Auditor), the Secretary, and the Treasurer, shall each have authority to affix and attest the corporate seal of the Corporation.

     Section 5.2. Other Powers. The Chairman of the Board, the President, the Chief Executive Officer or any Vice President (excluding the Chief Auditor), acting in conjunction with the Secretary or Treasurer or Assistant Secretary or Assistant Treasurer are authorized to perform such corporate and official acts as are necessary to carry on the business of the Corporation, subject to the directions of the Board of Directors and the Executive Committee.

     The above-named officers are fully empowered, subject to policies and established committee approvals:

     a. To sell, assign and transfer any and all shares of stock, bonds or other personal property standing in the name of the Corporation or held by the Corporation either in its own name or as agent;

     b. To assign and transfer any and all registered bonds and to execute requests for payment or reissue of any such bonds that may be issued now or hereafter and held by the Corporation in its own right or as agent;

     c. To sell at public or private sale, lease, mortgage or otherwise dispose of any real estate or interest therein held or acquired by the Corporation in its own right or as agent, except the real estate and buildings occupied by the Corporation in the transaction of its business, and to execute and deliver any instrument necessary to completion of the transaction;

                                    10
     d. To receive and receipt for any sums of money or property due or owing to the Corporation in its own right or as agent and to execute any instrument of satisfaction therefor for any lien of record;

     e. To execute and deliver any deeds, contracts, agreements, leases, conveyances, bills of sale, petitions, writings, instruments, releases, acquittance and obligations necessary in the exercise of the corporate powers of the Corporation.

     Section 5.3. Checks and Drafts. Such of the officers and other employees as may from time to time be designated by the Board of Directors or Executive Committee, shall have the authority to sign checks, drafts, letters of credit, orders, receipts, and to endorse checks, bills of exchange, orders, drafts, and vouchers made payable or endorsed to the Corporation.

     Section 5.4. Loans. Each of the Chairman of the Board, President, the Chief Executive Officer, any Vice President (excluding the Chief Auditor), the Secretary or the Treasurer, acting in conjunction with any other of these designated officers may effect loans on behalf of the Corporation from any banking institution, executing notes or obligations and pledging assets of the Corporation therefor.

                                ARTICLE VI

     Section 6.1. Limitation of Liability. To the fullest extent permitted by the Law of the Commonwealth of Pennsylvania, a director of the Corporation shall not be personally liable to the Corporation or others for monetary damages for any action taken or any failure to take any action, unless the director has breached or failed to perform the duties of his or her office and such breach or failure constitutes self-dealing, willful misconduct or recklessness. The provisions of this Section 6.1 shall not apply with respect to the responsibility or liability of a director under any criminal statute or the liability of a director for the payment of taxes pursuant to local, state or federal law.

     Section 6.2. Indemnification. (a) The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was a director, officer, employee or agent of the Corporation, or is or was serving, at the request of the Corporation, as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), amounts paid in settlement, judgments, and fines actually and reasonably incurred by such person in connection with

                                    11
such action, suit, or proceeding; provided, however, that no indemnification shall be made in any case where the act or failure to act giving rise to the claim for indemnification is determined by a court to have constituted willful misconduct or recklessness.

     (b) Advance of Expenses. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit, or proceeding, upon receipt of a written statement by or on behalf of the director, officer, employee, or agent to repay such amount if it shall be ultimately determined that he or she is not entitled to be indemnified by the Corporation as authorized in this Article VI.

     (c) Indemnification not Exclusive. The indemnification and advancement of expenses provided by this Article VI shall not be deemed exclusive of any other right to which persons seeking indemnification and advancement of expenses may be entitled under any agreement, vote of disinterested directors or otherwise, both as to actions in such persons' official capacity and as to their actions in another capacity while holding office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such person.

     (d) Insurance, Contracts, Security. The Corporation may purchase and maintain insurance on behalf of any person, may enter into contracts of indemnification with any person, and may create a fund of any nature which may, but need not be, under the control of a trustee for the benefit of any person, and may otherwise secure in any manner its obligations with respect to indemnification and advancement of expenses, whether arising under this Article VI or otherwise, whether or not the Corporation would have the power to indemnify such person against such liability under the provisions of this Article VI.

     Section 6.3. Effect of Amendment. Any repeal or modification of this Article VI shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director of the Corporation or any right of any person to indemnification from the Corporation with respect to any action or failure to take any action occurring prior to the time of such repeal or modification.

     Section 6.4. Severability. If, for any reason, any provision of this Article VI shall be held invalid, such invalidity shall not affect any other provision not held so invalid, and each such other provision shall, to the full extent consistent with law, continue in full force and effect. If any provision of this
Article VI shall be held invalid in part, such invalidity shall in no way affect the remainder of such provision, and the remainder

                                    12
of such provision, together with all other provisions of this
Article VI, shall, to the full extent consistent with law, continue in full force and effect.

                                ARTICLE VII

                       Stock and Stock Certificates

     Section 7.1. Transfers. Shares of stock shall be transferable on the books of the Corporation, and a transfer book shall be kept in which all transfers of stock shall be recorded. Every person becoming a shareholder by such transfer shall, in proportion to his shares, succeed to all rights of the prior holder of such shares.

     Section 7.2. Share Certificates. Every share certificate shall be signed by the President, or any Vice President, or by any one of their facsimile signatures, or by the Secretary, or any Assistant Secretary or by any one of their facsimile signatures, and shall be signed by a transfer agent. Every shareholder of record shall be entitled to a share certificate representing the shares owned by him or her and, when stock is transferred, the certificates representing such stock shall be returned to the Corporation and new certificates issued. The corporate seal shall appear on each share certificate and may be a facsimile, engraved or printed. Each certificate shall recite on its face that the stock represented thereby is transferable only upon the books of the Corporation, properly endorsed.

     Section 7.3. Shares of Another Corporation. Shares owned by the Corporation in another corporation, domestic or foreign, shall be voted by the President or such other officer, agent or proxy as the Board of Directors may determine.

                               ARTICLE VIII

                         Miscellaneous Provisions

     Section 8.1.   Fiscal Year.  The Fiscal Year of the
Corporation shall be the calendar year. The Corporation shall be subject to an annual audit as of the end of its fiscal year by independent public accountants appointed by and responsible to the Board of Directors through the Audit Committee.

     Section 8.2. Records. The Articles of Incorporation, the Bylaws and the proceedings of all meetings of the shareholders, the Board of Directors, and standing committees of the Board, shall be recorded in appropriate minute books provided for the purpose. The minutes of each meeting shall be signed by the Secretary or other officer appointed to act as secretary of the meeting.

                                    13
     Section 8.3. Gender and Number. Where the context permits, words in any gender shall include any other gender, words in the singular shall include the plural and the plural shall include the singular.

                                ARTICLE IX

                                  Bylaws

     Section 9.1. Inspection. A copy of the Bylaws, with all amendments thereto, shall at all times be kept in a convenient place at the Main Office of the Corporation, and shall be open for inspection to all shareholders during normal business hours.

     Section 9.2. Amendments. These Bylaws may be altered, amended, added to or repealed by a vote of the majority of the Board of Directors at any regular meeting of the Board, or at any special meeting of the Board called for that purpose, except they shall not make or alter any Bylaw fixing their qualifications, classification or term of office. Such action by the Board of Directors is subject, however, to the general right of the shareholders to change such action.

EXHIBIT 10.2
                                 AGREEMENT

     THIS AGREEMENT (the "Agreement") made the 22nd day of
June, 1994, by and between USBANCORP, Inc. (the "Company"), a Pennsylvania corporation, having its principal place of business at Main and Franklin Streets, Post Office Box 430, Johnstown, Pennsylvania 15907-0430, and TERRY K. DUNKLE
("Executive").
     WHEREAS, the Board of Directors of the Company (the "Board") has determined that it is in the best interest of the Company and its shareholders to ensure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change in Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change in Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change in Control, and to provide the Executive with compensation and benefits arrangements upon a Change in Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations.

     NOW THEREFORE, in consideration of the premises and mutual covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Term. This Agreement shall be for a three (3) year period commencing on the date first set forth above and shall be automatically renewed on the first and on each subsequent annual anniversary of the above day and month ("Annual Renewal Date") for a period ending three (3) years from each Annual Renewal Date unless either party shall give written notice of non-renewal at least sixty (60) days prior to the Annual Renewal Date.

     2.  Change in Control.  As used in this Agreement, Change in
Control shall mean the occurrence of any of the following:

          (a) any "person" or "group" (as those terms are defined or used in Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as enacted and in force on the date hereof) is or becomes the "beneficial owner" (as that term is defined in Rule 13d-3 under the Exchange Act, as enacted and in force on the date hereof) of securities of the Company representing 24.99% or more of the combined voting power of the Company's securities then outstanding;

          (b) there occurs a merger, consolidation, share exchange, division or other reorganization involving the Company and another entity in which Company shareholders do not continue to hold a majority of the capital stock of the resulting entity, or a sale, exchange, transfer, or other disposition of substantially all of the assets of the Company to another entity or other person; or
                                    -2-
          (c) there occurs a contested proxy solicitation or solicitations of the Company's shareholders which results in the contesting party or parties obtaining the ability to elect a majority of the members of the Board of Directors standing for election at one or more meetings of the Company's shareholders.

     3. Triggering Events. If a Change in Control shall occur and if thereafter, at any time during the term of this Agreement there shall be:
          (a) any involuntary termination of the Executive by the Company, other than for Cause as defined in Section 4 below;
          (b)  any reduction in the Executive's title,
responsibilities, including reporting responsibilities, or authority, including such title, responsibilities, or authority as such may be increased from time to time during the term of this Agreement;
          (c) the assignment to the Executive of duties inconsistent with the Executive's office as such duties existed on the day immediately prior to the date of a Change in Control;
          (d) any reassignment of the Executive to a location greater than twenty-five (25) miles from Johnstown, Pennsylvania;
                                    -3-

          (e) any reduction in the Executive's annual base salary in effect on the day immediately prior to the date of a Change in Control;
          (f)  any failure to continue the Executive's
participation, on substantially similar terms, in any incentive compensation or bonus plans of the Company in which the Executive participated in immediately prior to the Change in Control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to the Executive under any of such plans;
          (g) any failure to provide the Executive with benefits at least as favorable as those enjoyed by the Executive under any pension, life insurance, medical, health and accident, disability or other employee plans of the Company in which the Executive participated in immediately prior to the time of the Change in Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change in Control, unless such reduction relates to a reduction in benefits applicable to all employees generally; or
          (h) any breach of any provision of this Agreement by the Company, which breach shall not have been cured by the Company within thirty (30) days of the Company's receipt from the Executive or his agent of written notice specifying in reasonable detail the nature of the Company's breach;
                                    -4-

then Executive, at his sole discretion, may upon no less than ninety (90) days written notice to the Company, resign from employment with the Company (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering written notice to the Company at any time during the term of this Agreement.

     4. Termination of Executive for Cause. Upon or following a Change in Control, the Company shall have the right at any time to terminate the Executive's employment for Cause. In such event, the Company shall give prompt notice to the Executive, specifying in reasonable detail the basis for such termination. For purposes of this Agreement, "Cause" shall mean the following conduct of the Executive:
          (a) Material breach of any provision of this Agreement, which breach Executive shall have failed to cure within thirty (30) days after Employee's receipt of written notice from the Company specifying the specific nature of the Executive's breach;
          (b) Willful misconduct of Executive that is materially inimical to the best interests, monetary or otherwise, of the Company;
          (c) Conviction of a felony or of any crime involving moral turpitude, fraud or deceit;
          (d)  Adjudication as a bankrupt under the United States
     Bankruptcy Code.

                                    -5-

     5. Compensation and Benefits. Upon the occurrence of an event set forth in Section 3 hereof and the delivery of a notice of termination to the Company pursuant to Section 3 hereof, the Executive shall be absolutely entitled to receive the compensation and benefits set forth below:
          (a) the Executive shall select, in his absolute discretion, and receive either (i) monthly installments equal to one thirty-sixth (1/36) of an amount equal to 2.99 times the following: (x) During the initial three-year term of this Agreement (the "Initial Term") commencing on the date hereof, the highest combined base salary and bonus paid or payable to the Executive in the then current year or in any one of the last five fiscal years preceding the Executive's delivery of a notice of termination; or (y) After the expiration of the Initial Term, the quotient obtained by dividing the sum of the Executive's combined salary and bonuses in the five years preceding the Executive's delivery of a notice of termination by five, such monthly installments shall be payable for a period of three years (the "Payment Period") commencing on the first day of the first calendar month after Executive's delivery of notice of termination, or (ii) a one time lump sum payment equal to the non-discounted sum of the payments provided for in Section 5(a)(i) immediately above;
                                    -6-
          (b) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be entitled to continue to participate in the employee retirement plan(s) of the Company and any supplemental executive retirement plan(s) (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan, as the case may be, as if the Executive's employment had not terminated;
          (c) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be provided with life, disability, and medical insurance benefits at levels equivalent to the highest levels in effect for the Executive during any one of the three (3) calendar years preceding the year in which the notice of termination is delivered; and
          (d) on the date of the notice of termination, all options held by the Executive to acquire common stock of the Company, to the extent not immediately exercisable by their terms, shall become immediately exercisable, and such options shall be exercisable by the Executive at any time prior to the earlier of the expiration date(s) of such stock options or the date which is ninety (90) days after the Executive's termination of employment with the Company.
          (e) as soon as possible upon a Change in Control, but in no event later than 30 days following a Change in
                                    -7-

     Control, the Company shall, in accordance with Section 1.05(b) of the Rabbi Trust Agreement dated June 22, 1994 between the Company and USBANCORP Trust Company, make an irrevocable contribution to the Trust established pursuant to such Trust Agreement in an amount that is sufficient to guarantee payment to the Participant or his beneficiaries the benefits to which they would be entitled to pursuant to the terms of any supplemental executive retirement plan(s) of the Company as in effect on the date on which the Change in Control occurred.
          In the event the Executive is ineligible to continue participation in the employee retirement plan of the Company and/or any supplemental executive retirement plan (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan or in any of the Company's life, disability or medical insurance plans or programs, the Company shall, in lieu of such participation, pay the Executive a dollar amount equal to the dollar amount of the benefit forfeited by the Executive as a result of such ineligibility or a dollar amount equal to the cost to the Executive to obtain such benefits in the case of any life, disability or medical insurance plans or programs.

     6.  Certain Additional Payments by the Company.

Notwithstanding anything in this Agreement to the contrary, in
                                    -8-
the event it is determined that any payment or distribution by the Company to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), on excess parachute payments, as that term is used and defined in Sections 4999 and 280G of the Code, then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount equal to the then current rate of tax under said Section 4999 multiplied by the total of the amount so paid or payable, including this Gross-Up Payment, which are deemed to be a part of an excess parachute payment. All calculations under this provision shall be made by the Company whose determinations shall be final.
     7. Beneficiary. Should the Executive die after entitlement but prior to payment in full of amounts due pursuant to Section 5(a)(i) hereof, such monthly payments shall continue (if such payment option was so elected by Executive) to the Executive's designated beneficiary or his estate until such entitlement has been paid in full.


     8. Employment at Will. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof and, subject to the provisions of any other agreement between the Executive and the Company, the Executive shall remain an employee at will and nothing herein
                                    -9-
shall confer upon the Executive any right to continued employment and shall not affect the right of the Company to terminate the Executive for any reason not prohibited by law; provided, however, that any such removal shall be without prejudice to any rights the Executive may have to compensation and benefits as provided for in Section 5 hereof.

     9. Arbitration. Except as otherwise provided herein, in the event of any controversy, dispute or claim arising out of, or relating to this Agreement, or the breach thereof, the parties may seek recourse only for temporary or preliminary injunctive relief to the courts having jurisdiction thereof. If any relief other than injunctive relief is sought, the Company and the Executive agree that such underlying controversy, dispute or claim shall be settled by arbitration conducted in Pittsburgh, Pennsylvania in accordance with this Section 9 and the Commercial Arbitration Rules of the American Arbitration Association ("AAA"). The matter shall be heard and decided, and awards rendered, by a panel of three (3) arbitrators (the "Arbitration Panel"). The Company and Executive shall each select one arbitrator from the AAA National Panel of Commercial Arbitrators (the "Commercial Panel") and AAA shall select a third arbitrator from the Commercial Panel. The award rendered by the Arbitration Panel shall be final and binding as between the parties hereto and their heirs, executors, administrators, successors and assigns, and judgment on the award may be entered by any court having jurisdiction thereof. Each party shall pay their
                                   -10-
professional fees, expenses and costs incurred in connection with the resolution of any controversy, dispute or claim arising out of, or relating to this Agreement.

     10. Assignment. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company, and the Company shall require any successor to expressly acknowledge and assume its obligations hereunder. This Agreement shall inure to the extent provided hereunder to the benefit of and be enforceable by the Executive or his/her legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. The Executive may not delegate any of his/her duties, responsibilities, obligations or positions hereunder to any person and any such purported delegation by him/her shall be void and of no force and effect.


     11. Prior Termination. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with the Company is terminated prior to the date on which a Change in Control occurs either (a) by the Company other than for Cause or
(b) by the Executive for any one of the reasons set forth in
Section 3 hereof, and it is reasonably demonstrated that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect the Change in Control or (ii) otherwise arose in connection with or anticipation of the Change in Control, then for all purposes of this Agreement the termination shall deemed to have occurred upon
                                   -11-
a Change in Control and the Executive will be entitled to the compensation and benefits provided for in Section 5 hereof.

     12. Release. The Executive hereby acknowledges and agrees that prior to the occurrence of the Executive's or his dependent's right to receive from the Company or any of its representatives or agents any compensation or benefit to be paid or provided to him or his dependents pursuant to Section 5 of this Agreement, the Executive may be required by the Company, in its sole discretion, to execute a release in a form reasonably acceptable to the Company, which releases any and all claims the Executive has or may have against the Company or its subsidiaries, agents, officers, directors, successors or assigns.

     13. Compliance with Laws. The parties hereto acknowledge and agree that this Agreement and each party's enforcement of their rights hereunder are subject to the Comprehensive Thrift and Bank Fraud Prosecutions Act of 1990 (12 USC 1828) as enacted and in force on the date hereof.

     14. Notice. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing, and if personally delivered or when sent by first class certified or registered mail, postage prepaid, return receipt requested -- in the case of the Executive, to his residence address as set forth below, and in the case of the Company, to the address of its
                                   -12-
principal place of business, in care of the Board -- or to such other person or at such other address with respect to each party as such party shall notify the other in writing.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Attest:                       USBANCORP, Inc.

By:\s\Betty L. Jakell         By:\s\Orlando B. Hanselman
Betty L. Jakell               Orlando B. Hanselman, Executive
Secretary                     Vice President

                              By:\s\Terry K. Dunkle
                              Terry K. Dunkle
                              Address:  1508 Donato Court
                                        Johnstown, PA  15905-1528

EXHIBIT 10.3
                                 AGREEMENT

     This Agreement (the "Agreement") made the 25th day of October, 1994, by and between USBANCORP, Inc. (the "Company"), a Pennsylvania corporation, having its principal place of business at Main and Franklin Streets, Post Office Box 430, Johnstown, Pennsylvania 15907-0430, and W. HARRISON VAIL ("Executive").
     WHEREAS, the Executive is the President and Chief Executive Officer of Three Rivers Bank and Trust Company, ("Three Rivers Bank"), a Pennsylvania bank and trust company, directly owned by the Company.
     WHEREAS, the Board of Directors of the Company (the "Board") has determined that it is in the best interest of the Company and its shareholders to ensure that the Company and Three Rivers Bank will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change in Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change in Control and to encourage the Executive's full attention and dedication to Three Rivers Bank currently and in the event of any threatened or pending Change in Control, and to provide the Executive with compensation and benefits arrangements upon a Change in Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations.
     NOW THEREFORE, in consideration of the premises and mutual covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Term. This Agreement shall be for a three (3) year period commencing on the date first set forth above and shall be automatically renewed on the first and on each subsequent annual anniversary of the above day and month ("Annual Renewal Date") for a period ending three (3) years from each Annual Renewal Date unless either party shall give written notice of non-renewal at least sixty (60) days prior to the Annual Renewal Date.

     2.  Change in Control.  As used in this Agreement, Change in
Control shall mean the occurrence of any of the following:

          (a) any "person" or "group" (as those terms are defined or used in Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as enacted and in force on the date hereof) is or becomes the "beneficial owner" (as that term is defined in Rule 13d-3 under the Exchange Act, as enacted and in force on the date hereof) of securities of the Company representing 24.99% or more of the combined voting power of the Company's securities then outstanding;

          (b) there occurs a merger, consolidation, share exchange, division or other reorganization involving the Company and another entity in which Company shareholders do not continue to hold a majority of the capital stock of the resulting entity, or a sale, exchange, transfer, or other
                                    -2-
     disposition of substantially all of the assets of the Company to another entity or other person; or

          (c) there occurs a contested proxy solicitation or solicitations of the Company's shareholders which results in the contesting party or parties obtaining the ability to elect a majority of the members of the Board of Directors standing for election at one or more meetings of the Company's shareholders.

     3. Triggering Events. If a Change in Control shall occur and if thereafter, at any time during the term of this Agreement there shall be:
          (a) any involuntary termination of the Executive by Three Rivers Bank, other than for Cause as defined in
     Section 4 below;
          (b)  any reduction in the Executive's title,
responsibilities, including reporting responsibilities, or authority, including such title, responsibilities, or authority as such may be increased from time to time during the term of this Agreement;
          (c) the assignment to the Executive of duties inconsistent with the Executive's office as such duties existed on the day immediately prior to the date of a Change in Control;
          (d) any reduction in the Executive's annual base salary in effect on the day immediately prior to the date of a Change in Control;
                                    -3-
          (e)  any failure to continue the Executive's
participation, on substantially similar terms, in any incentive compensation or bonus plans of Three Rivers Bank in which the Executive participated in immediately prior to the Change in Control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to the Executive under any of such plans;
          (f) any failure to provide the Executive with benefits at least as favorable as those enjoyed by the Executive under any pension, life insurance, medical, health and accident, disability or other employee plans of Three Rivers Bank in which the Executive participated in immediately prior to the time of the Change in Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change in Control, unless such reduction relates to a reduction in benefits applicable to all employees generally; or
          (g) any breach of any provision of this Agreement by the Company or Three Rivers Bank, which breach shall not have been cured by the Company or Three Rivers Bank within thirty (30) days of the Company's receipt from the Executive or his agent of written notice specifying in reasonable detail the nature of the Company's or Three Rivers Bank's breach;
                                    -4-
then Executive, at his sole discretion, may upon no less than ninety (90) days written notice to Company, resign from employment with Three Rivers Bank (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering written notice to the Company at any time during the term of this Agreement.

     4. Termination of Executive for Cause. Upon or following a Change in Control, the Company or Three Rivers Bank shall have the right at any time to terminate the Executive's employment for Cause. In such event, the Company shall give prompt notice to the Executive, specifying in reasonable detail the basis for such termination. For purposes of this Agreement, "Cause" shall mean the following conduct of the Executive:
          (a) Material breach of any provision of this Agreement, which breach Executive shall have failed to cure within thirty (30) days after Employee's receipt of written notice from the Company specifying the specific nature of the Executive's breach;
          (b) Willful misconduct of Executive that is materially inimical to the best interests, monetary or otherwise, of the Company or Three Rivers Bank;
          (c) Conviction of a felony or of any crime involving moral turpitude, fraud or deceit;
          (d)  Adjudication as a bankrupt under the United States
     Bankruptcy Code.
                                    -5-
     5. Compensation and Benefits. Upon the occurrence of an event set forth in Section 3 hereof and the delivery of a notice of termination to the Company pursuant to Section 3 hereof, the Executive shall be absolutely entitled to receive the compensation and benefits set forth below:
          (a) the Executive shall select, in his absolute discretion, and receive either (i) monthly installments equal to one thirty-sixth (1/36) of an amount equal to 2.99 times the following: (x) During the initial three-year term of this Agreement (the "Initial Term") commencing on the date hereof, the highest combined base salary and bonus paid or payable to the Executive in the then current year or in any one of the last five fiscal years preceding the Executive's delivery of a notice of termination; or (y) After the expiration of the Initial Term, the quotient obtained by dividing the sum of the Executive's combined salary and bonuses in the five years preceding the Executive's delivery of a notice of termination by five, such monthly installments shall be payable for a period of one year (the "Payment Period") commencing on the first day of the first calendar month after Executive's delivery of notice of termination, or (ii) a one time lump sum payment equal to the non-discounted sum of the twelve (12) monthly payments provided for in Section 5(a)(i) immediately above;
          (b) from the date of the notice of termination through and including the last day of the Payment Period, the
                                    -6-
     Executive shall be entitled to continue to participate in the employee retirement plan(s) of the Company and any supplemental executive retirement plan(s) (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan, as the case may be, as if the Executive's employment had not terminated;
          (c) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be provided with life, disability, and medical insurance benefits at levels equivalent to the highest levels in effect for the Executive during any one of the three (3) calendar years preceding the year in which the notice of termination is delivered; and
          (d) on the date of the notice of termination, all options held by the Executive to acquire common stock of the Company, to the extent not immediately exercisable by their terms, shall become immediately exercisable, and such options shall be exercisable by the Executive at any time prior to the earlier of the expiration date(s) of such stock options or the date which is ninety (90) days after the Executive's termination of employment with the Company.
     In the event the Executive is ineligible to continue participation in the employee retirement plan of Three Rivers Bank and/or any supplemental executive retirement plan (including deferred profit sharing plan) or other plan in effect during the
                                    -7-
term of this Agreement designed to supplement payments made under such employee retirement plan or in any of Three Rivers Bank's life, disability or medical insurance plans or programs, the Company shall, in lieu of such participation, pay the Executive a dollar amount equal to the dollar amount of the benefit forfeited by the Executive as a result of such ineligibility or a dollar amount equal to the cost to the Executive to obtain such benefits in the case of any life, disability or medical insurance plans or programs.

     6. Beneficiary. Should the Executive die after entitlement but prior to payment in full of amounts due pursuant to Section 5(a)(i) hereof, such monthly payments shall continue (if such payment option was so elected by Executive) to the Executive's designated beneficiary or his estate until such entitlement has been paid in full.

     7. Employment at Will. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof and, subject to the provisions of any other agreement between the Executive and the Company, the Executive shall remain an employee at will and nothing herein shall confer upon the Executive any right to continued employment and shall not affect the right of Three Rivers Bank to terminate the Executive for any reason not prohibited by law; provided, however, that any such removal shall be without prejudice to any rights the Executive may have to compensation and benefits as provided for in Section 5 hereof.
                                    -8-
     8. Arbitration. Except as otherwise provided herein, in the event of any controversy, dispute or claim arising out of, or relating to this Agreement, or the breach thereof, the parties may seek recourse only for temporary or preliminary injunctive relief to the courts having jurisdiction thereof. If any relief other than injunctive relief is sought, the Company and the Executive agree that such underlying controversy, dispute or claim shall be settled by arbitration conducted in Pittsburgh, Pennsylvania in accordance with this Section 8 and the Commercial Arbitration Rules of the American Arbitration Association ("AAA"). The matter shall be heard and decided, and awards rendered, by a panel of three (3) arbitrators (the "Arbitration Panel"). The Company and Executive shall each select one arbitrator from the AAA National Panel of Commercial Arbitrators (the "Commercial Panel") and AAA shall select a third arbitrator from the Commercial Panel. The award rendered by the Arbitration Panel shall be final and binding as between the parties hereto and their heirs, executors, administrators, successors and assigns, and judgment on the award may be entered by any court having jurisdiction thereof. Each party shall pay their professional fees, expenses and costs incurred in connection with the resolution of any controversy, dispute or claim arising out of, or relating to this Agreement.

     9. Assignment. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company, and the Company shall require any successor to expressly
                                    -9-
acknowledge and assume its obligation hereunder. This Agreement shall be void and no further force and effect upon the Company's sale of all the voting stock or assets of Three Rivers Bank to an unrelated third party or to combine with another Company affiliate, except if it is reasonably demonstrated such sale was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or such sale otherwise arose in connection with or in anticipation of a Change in Control. This Agreement shall inure to the extent provided hereunder to the benefit of and be enforceable by the Executive or his/her legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. The Executive may not delegate any of his/her duties, responsibilities, obligations or positions hereunder to any person and any such purported delegation by him/her shall be void and of no force and effect.

     10. Prior Termination. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with Three Rivers Bank is terminated prior to the date on which a Change in Control occurs either (a) by the Company or Three Rivers Bank other than for Cause or (b) by the Executive for any one of the reasons set forth in Section 3 hereof, and it is reasonably demonstrated that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect the Change in Control or (ii) otherwise arose in connection with or anticipation of the Change
                                   -10-
in Control, then for all purposes of this Agreement the termination shall deemed to have occurred upon a Change in Control and the Executive will be entitled to the compensation and benefits provided for in Section 5 hereof.

     11. Release. The Executive hereby acknowledges and agrees that prior to the occurrence of the Executive's or his dependent's right to receive from the Company or any of its representatives or agents any compensation or benefit to be paid or provided to him or his dependents pursuant to Section 5 of this Agreement, the Executive may be required by the Company, in its sole discretion, to execute a release in a form reasonably acceptable to the Company, which releases any and all claims the Executive has or may have against the Company or its subsidiaries, agents, officers, directors, successors or assigns.

     12. Compliance with Laws. The parties hereto acknowledge and agree that this Agreement and each party's enforcement of their rights hereunder are subject to the Comprehensive Thrift and Bank Fraud Prosecutions Act of 1990 (12 USC 1828) as enacted and in force on the date hereof.

     13. Notice. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing, and if personally delivered or when sent by first class certified or registered mail, postage prepaid, return receipt requested -- in the case of the Executive, to his residence address as set forth below, and in the case of the Company, to the address of its
                                   -11-
principal place of business, in care of the Board -- or to such other person or at such other address with respect to each party as such party shall notify the other in writing.

     This Agreement supersedes the Agreement between Executive and Three Rivers Bank dated June 23, 1988.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Attest:                       USBANCORP, Inc.

By:\s\Betty L. Jakell          By:\s\Terry K. Dunkle
Betty L. Jakell                  Terry K. Dunkle
Secretary                        Chairman, President & CEO

                              By:\s\W. Harrison Vail
                              W. Harrison Vail
                              Address:  237 Meadowfield Lane
                                        Clairton, PA
                                        15025-3021

EXHIBIT 10.4
                                 AGREEMENT

     This Agreement (the "Agreement") made the 25th day of October, 1994, by and between USBANCORP, Inc. (the "Company"), a Pennsylvania corporation, having its principal place of business at Main and Franklin Streets, Post Office Box 430, Johnstown, Pennsylvania 15907-0430, and LOUIS CYNKAR ("Executive").
     WHEREAS, the Executive is the President and Chief Executive Officer of United States National Bank in Johnstown,
("U. S. Bank"), a national banking association, directly owned by the Company.
     WHEREAS, the Board of Directors of the Company (the "Board") has determined that it is in the best interest of the Company and its shareholders to ensure that the Company and U. S. Bank will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change in Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change in Control and to encourage the Executive's full attention and dedication to
U. S. Bank currently and in the event of any threatened or pending Change in Control, and to provide the Executive with compensation and benefits arrangements upon a Change in Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations.

     NOW THEREFORE, in consideration of the premises and mutual covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Term. This Agreement shall be for a three (3) year period commencing on the date first set forth above and shall be automatically renewed on the first and on each subsequent annual anniversary of the above day and month ("Annual Renewal Date") for a period ending three (3) years from each Annual Renewal Date unless either party shall give written notice of non-renewal at least sixty (60) days prior to the Annual Renewal Date.

     2.  Change in Control.  As used in this Agreement, Change in
Control shall mean the occurrence of any of the following:

          (a) any "person" or "group" (as those terms are defined or used in Section 13(d) of the Securities
Exchange Act of 1934 (the "Exchange Act"), as enacted and in force on the date hereof) is or becomes the "beneficial owner" (as that term is defined in Rule 13d-3 under the Exchange Act, as enacted and in force on the date hereof) of securities of the Company representing 24.99% or more of the combined voting power of the Company's securities then outstanding;

          (b) there occurs a merger, consolidation, share exchange, division or other reorganization involving the Company and another entity in which Company shareholders do not continue to hold a majority of the capital stock of the resulting entity, or a sale, exchange, transfer, or other
                                    -2-
     disposition of substantially all of the assets of the Company to another entity or other person; or

          (c) there occurs a contested proxy solicitation or solicitations of the Company's shareholders which results in the contesting party or parties obtaining the ability to elect a majority of the members of the Board of Directors standing for election at one or more meetings of the Company's shareholders.

     3. Triggering Events. If a Change in Control shall occur and if thereafter, at any time during the term of this Agreement there shall be:
          (a)  any involuntary termination of the Executive by
     U. S. Bank, other than for Cause as defined in Section 4 below;
          (b)  any reduction in the Executive's title,
responsibilities, including reporting responsibilities, or authority, including such title, responsibilities, or authority as such may be increased from time to time during the term of this Agreement;
          (c) the assignment to the Executive of duties inconsistent with the Executive's office as such duties existed on the day immediately prior to the date of a Change in Control;
          (d) any reduction in the Executive's annual base salary in effect on the day immediately prior to the date of a Change in Control;
                                    -3-
          (e)  any failure to continue the Executive's
participation, on substantially similar terms, in any incentive compensation or bonus plans of U. S. Bank in which the Executive participated in immediately prior to the Change in Control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to the Executive under any of such plans;
          (f) any failure to provide the Executive with benefits at least as favorable as those enjoyed by the Executive under any pension, life insurance, medical, health and accident, disability or other employee plans of U. S. Bank in which the Executive participated in immediately prior to the time of the Change in Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change in Control, unless such reduction relates to a reduction in benefits applicable to all employees generally; or
          (g) any breach of any provision of this Agreement by the Company or U. S. Bank, which breach shall not have been cured by the Company or U. S. Bank within thirty (30) days of the Company's receipt from the Executive or his agent of written notice specifying in reasonable detail the nature of the Company's or U. S. Bank's breach;
                                    -4-
     then Executive, at his sole discretion, may upon no less than ninety (90) days written notice to Company, resign from employment with U. S. Bank (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering written notice to the Company at any time during the term of this Agreement.

     4. Termination of Executive for Cause. Upon or following a Change in Control, the Company or U. S. Bank shall have the right at any time to terminate the Executive's employment for Cause.
In such event, the Company shall give prompt notice to the Executive, specifying in reasonable detail the basis for such termination. For purposes of this Agreement, "Cause" shall mean the following conduct of the Executive:
          (a) Material breach of any provision of this Agreement, which breach Executive shall have failed to cure within thirty (30) days after Employee's receipt of written notice from the Company specifying the specific nature of the Executive's breach;
          (b) Willful misconduct of Executive that is materially inimical to the best interests, monetary or otherwise, of the Company or U. S. Bank;
          (c) Conviction of a felony or of any crime involving moral turpitude, fraud or deceit;
          (d)  Adjudication as a bankrupt under the United States
     Bankruptcy Code.
                                    -5-
     5. Compensation and Benefits. Upon the occurrence of an event set forth in Section 3 hereof and the delivery of a notice of termination to the Company pursuant to Section 3 hereof, the Executive shall be absolutely entitled to receive the compensation and benefits set forth below:
          (a) the Executive shall select, in his absolute discretion, and receive either (i) monthly installments equal to one thirty-sixth (1/36) of an amount equal to 2.99 times the following: (x) During the initial three-year term of this Agreement (the "Initial Term") commencing on the date hereof, the highest combined base salary and bonus paid or payable to the Executive in the then current year or in any one of the
last five fiscal years preceding the Executive's delivery of a notice of termination; or (y) After the expiration of the
Initial Term, the quotient obtained by dividing the sum of the Executive's combined salary and bonuses in the five years preceding the Executive's delivery of a notice of termination by five, such monthly installments shall be payable for a period of one year (the "Payment Period") commencing on the first day of the first calendar month after Executive's delivery of
notice of termination, or (ii) a one time lump sum payment
equal to the non-discounted sum of the twelve (12) monthly payments provided for in Section 5(a)(i) immediately above;
          (b) from the date of the notice of termination through and including the last day of the Payment Period, the
                                    -6-
     Executive shall be entitled to continue to participate in the employee retirement plan(s) of the Company and any supplemental executive retirement plan(s) (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan, as the case may be, as if the Executive's employment had not terminated;
          (c) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be provided with life, disability, and medical insurance benefits at levels equivalent to the highest levels in effect for the Executive during any one of the three (3) calendar years preceding the year in which the notice of termination is delivered; and
          (d) on the date of the notice of termination, all options held by the Executive to acquire common stock of the Company, to the extent not immediately exercisable by their terms, shall become immediately exercisable, and such options shall be exercisable by the Executive at any time prior to the earlier of the expiration date(s) of such stock options or the date which is ninety (90) days after the Executive's termination of employment with the Company.
     In the event the Executive is ineligible to continue participation in the employee retirement plan of U. S. Bank and/or any supplemental executive retirement plan (including deferred profit sharing plan) or other plan in effect during
     the                            -7-
     term of this Agreement designed to supplement payments made under such employee retirement plan or in any of U. S. Bank's life, disability or medical insurance plans or programs, the Company shall, in lieu of such participation, pay the Executive a dollar amount equal to the dollar amount of the benefit forfeited by the Executive as a result of such ineligibility or a dollar amount equal to the cost to the Executive to obtain such benefits in the case of any life, disability or medical insurance plans or programs.

     6. Beneficiary. Should the Executive die after entitlement but prior to payment in full of amounts due pursuant to Section 5(a)(i) hereof, such monthly payments shall continue (if such payment option was so elected by Executive) to the Executive's designated beneficiary or his estate until such entitlement has been paid in full.

     7. Employment at Will. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof and, subject to the provisions of any other agreement between the Executive and the Company, the Executive shall remain an employee at will and nothing herein shall confer upon the Executive any right to continued employment and shall not affect the right of U. S. Bank to terminate the Executive for any reason not prohibited by law; provided, however, that any such removal shall be without prejudice to any rights the Executive may have to compensation and benefits as provided for in Section 5 hereof.
                                    -8-
     8. Arbitration. Except as otherwise provided herein, in the event of any controversy, dispute or claim arising out of, or relating to this Agreement, or the breach thereof, the parties may seek recourse only for temporary or preliminary injunctive relief to the courts having jurisdiction thereof. If any relief other than injunctive relief is sought, the Company and the Executive agree that such underlying controversy, dispute or claim shall be settled by arbitration conducted in Pittsburgh, Pennsylvania in accordance with this Section 8 and the Commercial Arbitration Rules of the American Arbitration Association ("AAA"). The matter shall be heard and decided, and awards rendered, by a panel of three (3) arbitrators (the "Arbitration Panel"). The Company and Executive shall each select one arbitrator from the AAA National Panel of Commercial Arbitrators (the "Commercial Panel") and AAA shall select a third arbitrator from the Commercial Panel. The award rendered by the Arbitration Panel shall be final and binding as between the parties hereto and their heirs, executors, administrators, successors and assigns, and judgment on the award may be entered by any court having jurisdiction thereof. Each party shall pay their professional fees, expenses and costs incurred in connection with the resolution of any controversy, dispute or claim arising out of, or relating to this Agreement.

     9. Assignment. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company, and the Company shall require any successor to expressly
                                    -9-
acknowledge and assume its obligation hereunder. This Agreement shall be void and no further force and effect upon the Company's sale of all the voting stock or assets of U. S. Bank to an unrelated third party or to combine with another Company affiliate, except if it is reasonably demonstrated such sale was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or such sale otherwise arose in connection with or in anticipation of a Change in Control. This Agreement shall inure to the extent provided hereunder to the benefit of and be enforceable by the Executive or his/her legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. The Executive may not delegate any of his/her duties, responsibilities, obligations or positions hereunder to any person and any such purported delegation by him/her shall be void and of no force and effect.

     10. Prior Termination. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with
U. S. Bank is terminated prior to the date on which a Change in Control occurs either (a) by the Company or U. S. Bank other than for Cause or (b) by the Executive for any one of the reasons set forth in Section 3 hereof, and it is reasonably demonstrated that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect the Change in Control or (ii) otherwise arose in connection with or
                                   -10-
anticipation of the Change in Control, then for all purposes of this Agreement the termination shall deemed to have occurred upon a Change in Control and the Executive will be entitled to the compensation and benefits provided for in Section 5 hereof.

     11. Release. The Executive hereby acknowledges and agrees that prior to the occurrence of the Executive's or his dependent's right to receive from the Company or any of its representatives or agents any compensation or benefit to be paid or provided to him or his dependents pursuant to Section 5 of this Agreement, the Executive may be required by the Company, in its sole discretion, to execute a release in a form reasonably acceptable to the Company, which releases any and all claims the Executive has or may have against the Company or its subsidiaries, agents, officers, directors, successors or assigns.

     12. Compliance with Laws. The parties hereto acknowledge and agree that this Agreement and each party's enforcement of their rights hereunder are subject to the Comprehensive Thrift and Bank Fraud Prosecutions Act of 1990 (12 USC 1828) as enacted and in force on the date hereof.

     13. Notice. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing, and if personally delivered or when sent by first class certified or registered mail, postage prepaid, return receipt requested -- in the case of the Executive, to his residence address as set forth below, and in the case of the Company, to the address of its
                                   -11-
principal place of business, in care of the Board -- or to such other person or at such other address with respect to each party as such party shall notify the other in writing.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Attest:                       USBANCORP, Inc.

\s\Betty L. Jakell             By:\s\Terry K. Dunkle
Secretary                      Terry K. Dunkle
                               Chairman, President & CEO

                              \s\Louis Cynkar
                              Louis Cynkar
                              Address:  141 Peggy Lane
                                        Johnstown, PA
                                        15904-1242

EXHIBIT 10.5
                                 AGREEMENT

     This Agreement (the "Agreement") made the 25th day of October, 1994, by and between USBANCORP, Inc. (the "Company"), a Pennsylvania corporation, having its principal place of business at Main and Franklin Streets, Post Office Box 430, Johnstown, Pennsylvania 15907-0430, and DENNIS J. FANTASKI
("Executive").
     WHEREAS, the Executive is the President and Chief Executive Officer of Community Savings Bank, ("Community"), a Pennsylvania-chartered savings bank, indirectly owned by the Company.
     WHEREAS, the Board of Directors of the Company (the "Board") has determined that it is in the best interest of the Company and its shareholders to ensure that the Company and Community will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change in Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change in Control and to encourage the Executive's full attention and dedication to Community currently and in the event of any threatened or pending Change in Control, and to provide the Executive with compensation and benefits arrangements upon a Change in Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations.

     NOW THEREFORE, in consideration of the premises and mutual covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Term. This Agreement shall be for a three (3) year period commencing on the date first set forth above and shall be automatically renewed on the first and on each subsequent annual anniversary of the above day and month ("Annual Renewal Date") for a period ending three (3) years from each Annual Renewal Date unless either party shall give written notice of non-renewal at least sixty (60) days prior to the Annual Renewal Date.

     2.  Change in Control.  As used in this Agreement, Change in
Control shall mean the occurrence of any of the following:

          (a) any "person" or "group" (as those terms are defined or used in Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as enacted and in force on the date hereof) is or becomes the "beneficial owner" (as that term is defined in Rule 13d-3 under the Exchange Act, as enacted and in force on the date hereof) of securities of the Company representing 24.99% or more of the combined voting power of the Company's securities then outstanding;

          (b) there occurs a merger, consolidation, share exchange, division or other reorganization involving the Company and another entity in which Company shareholders do not continue to hold a majority of the capital stock of the resulting entity, or a sale, exchange, transfer, or other
                                    -2-
     disposition of substantially all of the assets of the Company to another entity or other person; or

          (c) there occurs a contested proxy solicitation or solicitations of the Company's shareholders which results in the contesting party or parties obtaining the ability to elect a majority of the members of the Board of Directors standing for election at one or more meetings of the Company's shareholders.

     3. Triggering Events. If a Change in Control shall occur and if thereafter, at any time during the term of this Agreement there shall be:
          (a) any involuntary termination of the Executive by Community, other than for Cause as defined in Section 4 below;
          (b)  any reduction in the Executive's title,
responsibilities, including reporting responsibilities, or authority, including such title, responsibilities, or authority as such may be increased from time to time during the term of this Agreement;
          (c) the assignment to the Executive of duties inconsistent with the Executive's office as such duties existed on the day immediately prior to the date of a Change in Control;
          (d) any reduction in the Executive's annual base salary in effect on the day immediately prior to the date of a Change in Control;
                                    -3-
          (e)  any failure to continue the Executive's
participation, on substantially similar terms, in any incentive compensation or bonus plans of Community in which the Executive participated in immediately prior to the Change in Control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to the Executive under any of such plans;
          (f) any failure to provide the Executive with benefits at least as favorable as those enjoyed by the Executive under any pension, life insurance, medical, health and accident, disability or other employee plans of Community in which the Executive participated in immediately prior to the time of the Change in Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change in Control, unless such reduction relates to a reduction in benefits applicable to all employees generally; or
          (g) any breach of any provision of this Agreement by the Company or Community, which breach shall not have been cured by the Company or Community within thirty (30) days of the Company's receipt from the Executive or his agent of written notice specifying in reasonable detail the nature of the Company's or Community's breach;
                                    -4-
then Executive, at his sole discretion, may upon no less than ninety (90) days written notice to Company, resign from employment with Community (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering written notice to the Company at any time during the term of this Agreement.

     4. Termination of Executive for Cause. Upon or following a Change in Control, the Company or Community shall have the right at any time to terminate the Executive's employment for Cause.
In such event, the Company shall give prompt notice to the Executive, specifying in reasonable detail the basis for such termination. For purposes of this Agreement, "Cause" shall mean the following conduct of the Executive:
          (a) Material breach of any provision of this Agreement, which breach Executive shall have failed to cure within thirty (30) days after Employee's receipt of written notice from the Company specifying the specific nature of the Executive's breach;
          (b) Willful misconduct of Executive that is materially inimical to the best interests, monetary or otherwise, of the Company or Community;
          (c) Conviction of a felony or of any crime involving moral turpitude, fraud or deceit;
          (d)  Adjudication as a bankrupt under the United States
     Bankruptcy Code.
                                    -5-
     5. Compensation and Benefits. Upon the occurrence of an event set forth in Section 3 hereof and the delivery of a notice of termination to the Company pursuant to Section 3 hereof, the Executive shall be absolutely entitled to receive the compensation and benefits set forth below:
          (a) the Executive shall select, in his absolute discretion, and receive either (i) monthly installments equal to one thirty-sixth (1/36) of an amount equal to 2.99 times the following: (x) During the initial three-year term of this Agreement (the "Initial Term") commencing on the date hereof, the highest combined base salary and bonus paid or payable to the Executive in the then current year or in any one of the last five fiscal years preceding the Executive's delivery of a notice of termination; or (y) After the expiration of the Initial Term, the quotient obtained by dividing the sum of the Executive's combined salary and bonuses in the five years preceding the Executive's delivery of a notice of termination by five, such monthly installments shall be payable for a period of one year (the "Payment Period") commencing on the first day of the first calendar month after Executive's delivery of notice of termination, or (ii) a one time lump sum payment equal to the non-discounted sum of the twelve (12) monthly payments provided for in Section 5(a)(i) immediately above;
          (b) from the date of the notice of termination through and including the last day of the Payment Period, the
                                    -6-
     Executive shall be entitled to continue to participate in the employee retirement plan(s) of the Company and any supplemental executive retirement plan(s) (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan, as the case may be, as if the Executive's employment had not terminated;
          (c) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be provided with life, disability, and medical insurance benefits at levels equivalent to the highest levels in effect for the Executive during any one of the three (3) calendar years preceding the year in which the notice of termination is delivered; and
          (d) on the date of the notice of termination, all options held by the Executive to acquire common stock of the Company, to the extent not immediately exercisable by their terms, shall become immediately exercisable, and such options shall be exercisable by the Executive at any time prior to the earlier of the expiration date(s) of such stock options or the date which is ninety (90) days after the Executive's termination of employment with the Company.
     In the event the Executive is ineligible to continue participation in the employee retirement plan of Community and/or any supplemental executive retirement plan (including deferred profit sharing plan) or other plan in effect during the
                                    -7-
term of this Agreement designed to supplement payments made under such employee retirement plan or in any of Community's life, disability or medical insurance plans or programs, the Company shall, in lieu of such participation, pay the Executive a dollar amount equal to the dollar amount of the benefit forfeited by the Executive as a result of such ineligibility or a dollar amount equal to the cost to the Executive to obtain such benefits in the case of any life, disability or medical insurance plans or programs.

     6. Beneficiary. Should the Executive die after entitlement but prior to payment in full of amounts due pursuant to Section 5(a)(i) hereof, such monthly payments shall continue (if such payment option was so elected by Executive) to the Executive's designated beneficiary or his estate until such entitlement has been paid in full.

     7. Employment at Will. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof and, subject to the provisions of any other agreement between the Executive and the Company, the Executive shall remain an employee at will and nothing herein shall confer upon the Executive any right to continued employment and shall not affect the right of Community to terminate the Executive for any reason not prohibited by law; provided, however, that any such removal shall be without prejudice to any rights the Executive may have to compensation and benefits as provided for in Section 5 hereof.
                                    -8-
     8. Arbitration. Except as otherwise provided herein, in the event of any controversy, dispute or claim arising out of, or relating to this Agreement, or the breach thereof, the parties may seek recourse only for temporary or preliminary injunctive relief to the courts having jurisdiction thereof. If any relief other than injunctive relief is sought, the Company and the Executive agree that such underlying controversy, dispute or claim shall be settled by arbitration conducted in Pittsburgh, Pennsylvania in accordance with this Section 8 and the Commercial Arbitration Rules of the American Arbitration Association ("AAA"). The matter shall be heard and decided, and awards rendered, by a panel of three (3) arbitrators (the "Arbitration Panel"). The Company and Executive shall each select one arbitrator from the AAA National Panel of Commercial Arbitrators (the "Commercial Panel") and AAA shall select a third arbitrator from the Commercial Panel. The award rendered by the Arbitration Panel shall be final and binding as between the parties hereto and their heirs, executors, administrators, successors and assigns, and judgment on the award may be entered by any court having jurisdiction thereof. Each party shall pay their professional fees, expenses and costs incurred in connection with the resolution of any controversy, dispute or claim arising out of, or relating to this Agreement.

     9. Assignment. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company, and the Company shall require any successor to expressly
                                    -9-
acknowledge and assume its obligation hereunder. This Agreement shall be void and no further force and effect upon the Company's sale of all the voting stock or assets of Community to an unrelated third party or to combine with another Company affiliate, except if it is reasonably demonstrated such sale was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or such sale otherwise arose in connection with or in anticipation of a Change in Control. This Agreement shall inure to the extent provided hereunder to the benefit of and be enforceable by the Executive or his/her legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. The Executive may not delegate any of his/her duties, responsibilities, obligations or positions hereunder to any person and any such purported delegation by him/her shall be void and of no force and effect.

     10. Prior Termination. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with Community is terminated prior to the date on which a Change in Control occurs either (a) by the Company or Community other than for Cause or (b) by the Executive for any one of the reasons set forth in Section 3 hereof, and it is reasonably demonstrated that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect the Change in Control or (ii) otherwise arose in connection with or
                                   -10-
anticipation of the Change in Control, then for all purposes of this Agreement the termination shall deemed to have occurred upon a Change in Control and the Executive will be entitled to the compensation and benefits provided for in Section 5 hereof.

     11. Release. The Executive hereby acknowledges and agrees that prior to the occurrence of the Executive's or his dependent's right to receive from the Company or any of its representatives or agents any compensation or benefit to be paid or provided to him or his dependents pursuant to Section 5 of this Agreement, the Executive may be required by the Company, in its sole discretion, to execute a release in a form reasonably acceptable to the Company, which releases any and all claims the Executive has or may have against the Company or its subsidiaries, agents, officers, directors, successors or assigns.

     12. Compliance with Laws. The parties hereto acknowledge and agree that this Agreement and each party's enforcement of their rights hereunder are subject to the Comprehensive Thrift and Bank Fraud Prosecutions Act of 1990 (12 USC 1828) as enacted and in force on the date hereof.

     13. Notice. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing, and if personally delivered or when sent by first class certified or registered mail, postage prepaid, return receipt requested -- in the case of the Executive, to his residence address as set forth below, and in the case of the Company, to the address of its
                                   -11-
principal place of business, in care of the Board -- or to such other person or at such other address with respect to each party as such party shall notify the other in writing.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Attest:                       USBANCORP, Inc.

By:\s\Betty L. Jakell          By:\s\Terry K. Dunkle
Betty L. Jakell                  Terry K. Dunkle
Secretary                        Chairman, President & CEO

                              BY:\s\Dennis J. Fantaski
                              Dennis J. Fantaski
                              Address:  304 Red Oak Court
                                        Monroeville, PA
                                        15146-3100

EXHIBIT 10.8
                                 AGREEMENT

     This Agreement (the "Agreement") made the 25th day of October, 1994, by and between USBANCORP, Inc. (the "Company"), a Pennsylvania corporation, having its principal place of business at Main and Franklin Streets, Post Office Box 430, Johnstown, Pennsylvania 15907-0430, and ORLANDO B. HANSELMAN ("Executive").
     WHEREAS, the Executive is the Executive Vice President, Chief Financial Officer and Manager of Corporate Services of the Company.
     WHEREAS, the Board of Directors of the Company (the "Board") has determined that it is in the best interest of the Company and its shareholders to ensure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change in Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change in Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change in Control, and to provide the Executive with compensation and benefits arrangements upon a Change in Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations.

     NOW THEREFORE, in consideration of the premises and mutual covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Term. This Agreement shall be for a three (3) year period commencing on the date first set forth above and shall be automatically renewed on the first and on each subsequent annual anniversary of the above day and month ("Annual Renewal Date") for a period ending three (3) years from each Annual Renewal Date unless either party shall give written notice of non-renewal at least sixty (60) days prior to the Annual Renewal Date.

     2.  Change in Control.  As used in this Agreement, Change in
Control shall mean the occurrence of any of the following:

          (a) any "person" or "group" (as those terms are defined or used in Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as enacted and in force on the date hereof) is or becomes the "beneficial owner" (as that term is defined in Rule 13d-3 under the Exchange Act, as enacted and in force on the date hereof) of securities of the Company representing 24.99% or more of the combined voting power of the Company's securities then outstanding;

          (b) there occurs a merger, consolidation, share exchange, division or other reorganization involving the Company and another entity in which Company shareholders do not continue to hold a majority of the capital stock of the resulting entity, or a sale, exchange, transfer, or other
                                    -2-
     disposition of substantially all of the assets of the Company to another entity or other person; or

          (c) there occurs a contested proxy solicitation or solicitations of the Company's shareholders which results in the contesting party or parties obtaining the ability to elect a majority of the members of the Board of Directors standing for election at one or more meetings of the Company's shareholders.

     3. Triggering Events. If a Change in Control shall occur and if thereafter, at any time during the term of this Agreement there shall be:
          (a) any involuntary termination of the Executive by the Company, other than for Cause as defined in Section 4 below;
          (b)  any reduction in the Executive's title,
responsibilities, including reporting responsibilities, or authority, including such title, responsibilities, or authority as such may be increased from time to time during the term of this Agreement;
          (c) the assignment to the Executive of duties inconsistent with the Executive's office as such duties existed on the day immediately prior to the date of a Change in Control;
          (d) any reduction in the Executive's annual base salary in effect on the day immediately prior to the date of a Change in Control;
                                    -3-
          (e)  any failure to continue the Executive's
participation, on substantially similar terms, in any incentive compensation or bonus plans of the Company in which the Executive participated in immediately prior to the Change in Control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to the Executive under any of such plans;
          (f) any failure to provide the Executive with benefits at least as favorable as those enjoyed by the Executive under any pension, life insurance, medical, health and accident, disability or other employee plans of the Company in which the Executive participated in immediately prior to the time of the Change in Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change in Control, unless such reduction relates to a reduction in benefits applicable to all employees generally; or
          (g) any breach of any provision of this Agreement by the Company, which breach shall not have been cured by the Company within thirty (30) days of the Company's receipt from the Executive or his agent of written notice specifying in reasonable detail the nature of the Company's breach;
then Executive, at his sole discretion, may upon no less than ninety (90) days written notice to Company, resign from employment with the Company (or, if involuntarily
                                    -4-
terminated, give notice of intention to collect benefits under this Agreement) by delivering written notice to the Company at any time during the term of this Agreement.

     4. Termination of Executive for Cause. Upon or following a Change in Control, the Company shall have the right at any time to terminate the Executive's employment for Cause. In such event, the Company shall give prompt notice to the Executive, specifying in reasonable detail the basis for such termination. For purposes of this Agreement, "Cause" shall mean the following conduct of the Executive:
          (a) Material breach of any provision of this Agreement, which breach Executive shall have failed to cure within thirty (30) days after Employee's receipt of written notice from the Company specifying the specific nature of the Executive's breach;
          (b) Willful misconduct of Executive that is materially inimical to the best interests, monetary or otherwise, of the Company;
          (c) Conviction of a felony or of any crime involving moral turpitude, fraud or deceit;
          (d)  Adjudication as a bankrupt under the United States
     Bankruptcy Code.

     5. Compensation and Benefits. Upon the occurrence of an event set forth in Section 3 hereof and the delivery of a notice of termination to the Company pursuant to Section 3 hereof, the
                                    -5-
Executive shall be absolutely entitled to receive the compensation and benefits set forth below:
          (a) the Executive shall select, in his absolute discretion, and receive either (i) monthly installments equal to one thirty-sixth (1/36) of an amount equal to 2.99 times the following: (x) During the initial three-year term of this Agreement (the "Initial Term") commencing on the date hereof, the highest combined base salary and bonus paid or payable to the Executive in the then current year or in any one of the last five fiscal years preceding the Executive's delivery of a notice of termination; or (y) After the expiration of the Initial Term, the quotient obtained by dividing the sum of the Executive's combined salary and bonuses in the five years preceding the Executive's delivery of a notice of termination by five, such monthly installments shall be payable for a period of one and one half (1 1/2) years (the "Payment Period") commencing on the first day of the first calendar month after Executive's delivery of notice of termination, or (ii) a one time lump sum payment equal to the non-discounted sum of the eighteen (18) monthly payments provided for in Section 5(a)(i) immediately above;
          (b) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be entitled to continue to participate in the employee retirement plan(s) of the Company and any
                                    -6-
     supplemental executive retirement plan(s) (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan, as the case may be, as if the Executive's employment had not terminated;
          (c) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be provided with life, disability, and medical insurance benefits at levels equivalent to the highest levels in effect for the Executive during any one of the three (3) calendar years preceding the year in which the notice of termination is delivered; and
          (d) on the date of the notice of termination, all options held by the Executive to acquire common stock of the Company, to the extent not immediately exercisable by their terms, shall become immediately exercisable, and such options shall be exercisable by the Executive at any time prior to the earlier of the expiration date(s) of such stock options or the date which is ninety (90) days after the Executive's termination of employment with the Company.
     In the event the Executive is ineligible to continue participation in the employee retirement plan of the Company and/or any supplemental executive retirement plan (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan or in any of the Company's
                                    -7-
life, disability or medical insurance plans or programs, the Company shall, in lieu of such participation, pay the Executive a dollar amount equal to the dollar amount of the benefit forfeited by the Executive as a result of such ineligibility or a dollar amount equal to the cost to the Executive to obtain such benefits in the case of any life, disability or medical insurance plans or programs.

     6. Beneficiary. Should the Executive die after entitlement but prior to payment in full of amounts due pursuant to Section 5(a)(i) hereof, such monthly payments shall continue (if such payment option was so elected by Executive) to the Executive's designated beneficiary or his estate until such entitlement has been paid in full.

     7. Employment at Will. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof and, subject to the provisions of any other agreement between the Executive and the Company, the Executive shall remain an employee at will and nothing herein shall confer upon the Executive any right to continued employment and shall not affect the right of the Company to terminate the Executive for any reason not prohibited by law; provided, however, that any such removal shall be without prejudice to any rights the Executive may have to compensation and benefits as provided for in Section 5 hereof.
                                    -8-
     8. Arbitration. Except as otherwise provided herein, in the event of any controversy, dispute or claim arising out of, or relating to this Agreement, or the breach thereof, the parties may seek recourse only for temporary or preliminary injunctive relief to the courts having jurisdiction thereof. If any relief other than injunctive relief is sought, the Company and the Executive agree that such underlying controversy, dispute or claim shall be settled by arbitration conducted in Pittsburgh, Pennsylvania in accordance with this Section 8 and the Commercial Arbitration Rules of the American Arbitration Association ("AAA"). The matter shall be heard and decided, and awards rendered, by a panel of three (3) arbitrators (the "Arbitration Panel"). The Company and Executive shall each select one arbitrator from the AAA National Panel of Commercial Arbitrators (the "Commercial Panel") and AAA shall select a third arbitrator from the Commercial Panel. The award rendered by the Arbitration Panel shall be final and binding as between the parties hereto and their heirs, executors, administrators, successors and assigns, and judgment on the award may be entered by any court having jurisdiction thereof. Each party shall pay their professional fees, expenses and costs incurred in connection with the resolution of any controversy, dispute or claim arising out of, or relating to this Agreement.

     9. Assignment. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company, and the Company shall require any successor to expressly
                                    -9-
acknowledge and assume its obligation hereunder. This Agreement shall inure to the extent provided hereunder to the benefit of and be enforceable by the Executive or his/her legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. The Executive may not delegate any of his/her duties, responsibilities, obligations or positions hereunder to any person and any such purported delegation by him/her shall be void and of no force and effect.

     10. Prior Termination. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with the Company is terminated prior to the date on which a Change in Control occurs either (a) by the Company other than for Cause or
(b) by the Executive for any one of the reasons set forth in
Section 3 hereof, and it is reasonably demonstrated that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect the Change in Control or (ii) otherwise arose in connection with or anticipation of the Change in Control, then for all purposes of this Agreement the termination shall deemed to have occurred upon a Change in Control and the Executive will be entitled to the compensation and benefits provided for in Section 5 hereof.

     11. Release. The Executive hereby acknowledges and agrees that prior to the occurrence of the Executive's or his dependent's right to receive from the Company or any of its representatives or agents any compensation or benefit to be paid
                                   -10-
or provided to him or his dependents pursuant to Section 5 of this Agreement, the Executive may be required by the Company, in its sole discretion, to execute a release in a form reasonably acceptable to the Company, which releases any and all claims the Executive has or may have against the Company or its subsidiaries, agents, officers, directors, successors or assigns.

     12. Compliance with Laws. The parties hereto acknowledge and agree that this Agreement and each party's enforcement of their rights hereunder are subject to the Comprehensive Thrift and Bank Fraud Prosecutions Act of 1990 (12 USC 1828) as enacted and in force on the date hereof.

     13. Notice. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing, and if personally delivered or when sent by first class certified or registered mail, postage prepaid, return receipt requested -- in the case of the Executive, to his residence address as set forth below, and in the case of the Company, to the address of its principal place of business, in care of the Board -- or to such other person or at such other address with respect to each party as such party shall notify the other in writing.
                                   -11-
     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Attest:                       USBANCORP, Inc.

By:\s\Betty L. Jakell          By:\s\Terry K. Dunkle
Betty L. Jakell                Terry K. Dunkle
Secretary                      Chairman, President & CEO

                              By:\s\Orlando B. Hanselman
                              Orlando B. Hanselman
                              Address:  P.O. Box 337
                              Johnstown, PA 15907-0337

EXHIBIT 10.9
                           USBANCORP, INC.
                         1991 STOCK OPTION PLAN
                            August 23, 1991, as
                       amended on February 24, 1995

          The purposes of the 1991 Stock Option Plan (the "Plan") are to encourage eligible employees of USBANCORP, INC. (the "Corporation") and its Subsidiaries, including Directors and officers of the Corporation who are employees, to increase their efforts to make the Corporation and each Subsidiary more successful, to provide an additional inducement for such employees to remain with the Corporation or a Subsidiary, to reward such employees by providing an opportunity to acquire the Common Stock, par value $2.50 per share, of the Corporation (the "Common Stock") on favorable terms and to provide a means through which the Corporation may attract able persons to enter the employment of the Corporation or one of its Subsidiaries. For purposes of the Plan, the term "Subsidiary" means any corporation in an unbroken chain of corporations beginning with the Corporation if each of the corporations (other than the last corporation in the unbroken chain) owns stock possessing at least fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

                                 SECTION 1
                              Administration
          The Plan shall be administered by a Committee (the "Committee") appointed from time to time by the Board of Directors of the Corporation (the "Board") and consisting of no fewer than three members of the Board, none of whom is, or was within one year prior to becoming a member of the Committee, eligible for selection as a person to whom stock options may be granted pursuant to the Plan or any other plan of the Corporation or any of its affiliates (as "affiliates" is defined in regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) entitling the participants therein to acquire stock or stock options of the Corporation or any of its affiliates. If at any time a member of the Committee would not be eligible for initial appointment to the Committee, said member shall be deemed to have resigned from the Committee. The Board may at any time, without cause, remove any person from the Committee by written notice to such person. Any member of the Committee may resign by written notice to the Board.

          The Committee shall interpret the Plan and prescribe such rules, regulations and procedures in connection with the operations of the Plan as it shall deem to be necessary and advisable for the administration of the Plan consistent with the purposes of the Plan.
          The Committee shall keep records of any action taken at its meetings. A majority of the Committee shall constitute a quorum at any meeting and the acts of a majority of the members present at any meeting at which a quorum is present, or acts approved in writing by a majority of the Committee, shall be the acts of the Committee.
                                 SECTION 2
                                Eligibility
          Those salaried employees of the Corporation or any Subsidiary with executive, managerial, technical or professional responsibility, who may or may not be an officer or a member of the Board of Directors, shall be eligible to receive stock options as described herein.
          Subject to the provisions of the Plan, the Committee shall have full and final authority, in its discretion, to grant stock options as described herein and to determine the employees to whom stock options shall be granted and the number of shares to be covered by each stock option. In determining the eligibility of any employee, as well as in determining the number of shares which may be acquired pursuant to each stock option, the Committee shall consider the positions and the responsibilities of the employee being considered, the nature and value to the Corporation or a Subsidiary of his or her services, his or her present and/or potential contribution to the success of the Corporation or a Subsidiary and such other factors as the Committee may deem relevant.
                                 SECTION 3
                      Shares Available under the Plan
          The aggregate number of shares of the Common Stock which
may be issued or delivered and as to which stock options may be granted under the Plan is 285,000 shares. All of such shares are subject to adjustment and substitution as set forth in Section 6.
          If any stock option granted under the Plan is cancelled by mutual consent or terminates or expires for any reason without having been exercised in full, the number of shares subject to such stock option shall again be available for purposes of the Plan.
          The shares which may be issued or delivered under the Plan may be either authorized but unissued shares or treasury shares or partly each, as shall be determined from time to time by the Board.
                                 SECTION 4
                          Grant of Stock Options
          The Committee shall have authority, in its discretion, to grant "incentive stock options" pursuant to Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to grant "non-statutory stock options" (stock options which do not qualify under such Section 422 of the Code) or to grant both types of stock options, provided that the exercise of one type of option shall not affect the other type.
          To the extent that the aggregate fair market value of stock with respect to which incentive stock options are exercisable for the first time by any individual during any calendar year (under all plans of the individual's employer corporation and its parent and subsidiary corporations) exceeds $100,000, such stock options shall be treated as options which are non-statutory stock options. The preceding sentence shall be applied by taking options into account in the order in which they are granted. Also, for this purpose, the fair market value of any stock shall be determined as of the date the option with respect to such stock was granted.
                                 SECTION 5
                   Terms and Conditions of Stock Options
          Stock options granted under the Plan shall be subject to
the following terms and conditions:

          (A) The purchase price at which each stock option may be exercised (the "option price") shall be such price as the Committee, in its discretion, shall determine but shall not be less than one hundred percent (100%) of the fair market value per share of Common Stock which may be acquired pursuant to the stock option on the date of grant, except that in the case of an incentive stock option granted to an employee who, immediately prior to such grant, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Corporation or any Subsidiary (a "Ten Percent Employee"), the option price shall not be less than 110% of such fair market value on the date of grant. For purposes of this Section 5(A), the fair market value of the Common Stock shall be determined as provided in Section 5(H) below. Also, for purposes of this Section 5(A), an individual
     (i) shall be considered as owning not only shares of the Common Stock owned individually, but also all shares that are at the time owned, directly or indirectly, by or for the spouse, ancestors, lineal descendants and brothers and sisters (whether by the whole or half blood) of such individual and
     (ii) shall be considered as owning proportionately any shares owned, directly or indirectly, by or for any corporation, partnership, estate or trust in which such individual shall be a stockholder, partner or beneficiary.

          (B) The option price shall be payable in full in any one or more of the following ways:

               (i)  in cash; and/or
               (ii) in shares of the Common Stock (which are owned by the optionee free and clear of all liens and other encumbrances and which are not subject to the restrictions set forth in Section 7 below) having a fair market value on the date of exercise of the stock option, determined as provided in Section 5(H), equal to the option price for the shares being purchased.

          If the option price is paid in whole or in part in shares of Common Stock, any portion of the option price representing a fraction of a share shall be paid in cash. The date of exercise of a stock option shall be determined under procedures established by the Committee, and the option price shall be payable at such time or times as the Committee, in its discretion, shall determine. No shares shall be issued or delivered upon exercise of a stock option until full payment of the option price has been made. When full payment of the option price has been made and subject to the restrictions set forth in Section 7, the optionee shall be considered for all purposes to be the owner of the shares with respect to which payment has been made. Payment of the option price with shares shall not increase the number of shares of Common Stock which may be issued or delivered under the Plan as provided in Section 3.

          (C) Subject to Section 8 hereof, stock options may be exercised at the following rate. On or after the first anniversary of the date on which the options were granted (the "Grant Date"), one-third of such options may be exercised (rounded upward to the nearest whole share). On or after the second anniversary of the Grant Date two-thirds of such options may be exercised (rounded upward to the nearest whole share) minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised. No incentive stock option shall be exercisable after the expiration of ten years (five years in the case of a Ten Percent Employee) from the date of grant. No non-statutory stock option shall be exercisable after the expiration of ten years and six months from the date of grant. Subject to this
     Section 5(C) and Sections 5(F), 5(G) and 5(H) below, stock options may be exercised at such times, in such amounts and subject to such restrictions as shall be determined, in its discretion, by the Committee.

          (D) No stock option rights shall be transferable by an optionee other than by will, or if an optionee dies intestate, by the laws of descent and distribution of the state of domicile of the optionee at the time of death, and all stock options shall be exercisable during the lifetime of an optionee only by the optionee.

          (E) Unless otherwise determined by the Committee and set forth in the stock option agreement referred to in
     Section 5(G) or an amendment thereto:

               (i) If the employment of an optionee who is not a Disabled Optionee (as defined in Section 5(F) below) is voluntarily terminated with the consent of the Corporation or a Subsidiary, any then outstanding stock option held by such an optionee shall be exercisable (to the extent exercisable on the date of termination of employment) by such an optionee at any time prior to the earlier of the expiration date of such stock option or the date which is three months after the date of termination of employment;
               (ii) If an optionee retires under any retirement plan of the Corporation or a Subsidiary, any then outstanding stock option held by such an optionee shall be exercisable in full (whether or not so exercisable on the date of termination of employment) by such an optionee at any time prior to the earlier of the expiration date of such stock option or the date which is three months after the date of termination of employment;
               (iii) If the employment of an optionee who is a Disabled Optionee is terminated, any then outstanding stock option held by such optionee shall be exercisable in full (whether or not so exercisable on the date of termination of employment) by the optionee at any time prior to the earlier of the expiration date of such stock option or the date which is one year after the date of termination of employment;
               (iv) The following transfers of employees will not be treated as a termination of employment:
                    (a)  A transfer of an employee between
               Subsidiaries of the Corporation;
                    (b)  A transfer of an employee from the
               Corporation to one of its Subsidiaries; or
                    (c)  A transfer of an employee to the
               Corporation from one of its Subsidiaries.
               (v) Following the death of an optionee during employment, any outstanding stock option held by the optionee at the time of death shall be exercisable in full (whether or not so exercisable on the date of the death of the optionee) by the person or persons entitled to do so under the will of the optionee, or, if the optionee shall fail to make testamentary disposition of the stock option or shall die intestate, by the legal representative of the optionee, at any time prior to the expiration date of such stock option or within one year after the date of death, whichever is the shorter period. Following the death of an optionee after termination of employment during a period when a stock option is exercisable as provided in clauses (i), (ii) and (iii) above, any outstanding stock option held by the optionee at the time of death shall, to the extent the stock option was exercisable by the optionee at the time of death, be exercisable by such person or persons as would have been so entitled had the employee died prior to the termination of employment, so long as such exercise occurs prior to the earlier of the expiration date of such stock option or the date which is one year after the date of death.
          (F) If the employment of an optionee terminates for any reason other than voluntary termination with the consent of the Corporation or a Subsidiary, disability, retirement under any retirement plan of the Corporation or a Subsidiary, or death, the rights of such optionee under any then outstanding stock option shall terminate at the time of such termination of employment. In addition, the Committee may in its discretion immediately terminate all stock options held by the optionee if an optionee (i) engages in the operation or management of a business, whether as owner, partner, officer, director, employee or otherwise and whether during or after termination of employment, which is in competition with the Corporation or any of its Subsidiaries; (ii) uses for his own benefit or discloses to a third party information pertaining to the Corporation or any of its Subsidiaries which the Corporation or its Subsidiaries consider to be confidential; or (iii) interferes with the relationship between the Corporation or a Subsidiary and its employees, suppliers or customers.

          "Disabled Optionee" shall mean an individual who is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.

          Whether termination of employment is a voluntary termination with the consent of the Corporation or a Subsidiary; whether an optionee is a Disabled Optionee; whether an optionee has engaged in the operation or management of a business which is in competition with the Corporation or any of its Subsidiaries; whether an optionee uses for his own benefit or discloses to a third party information pertaining to the Corporation or any of its Subsidiaries which is confidential; and whether an optionee has interfered with the relationship between the Corporation or a Subsidiary and its employees, suppliers or customers shall be determined in each case by the Committee, whose determination shall be final and binding unless such determination is demonstratably arbitrary and capricious.

          (G) All stock options shall be confirmed by a stock option agreement, or an amendment thereto, which shall be executed by the Chief Executive Officer, the President (if other than the Chief Executive Officer) or any Executive Vice President on behalf of the Corporation and by the employee to whom such stock options are granted.

          (H) Fair market value of the Common Stock, so long as the Common Stock trades in the Over-the-Counter market or on a stock exchange, shall be computed by taking a weighted average of the mean between the highest and lowest selling prices per share of the Common Stock as quoted in such reliable publication as the Committee, in its discretion, may choose to rely upon, on the nearest date before and the nearest date after the date as of which fair market value is to be determined on which there are sales.

          If at any time the Common Stock does not trade in the Over-the-Counter market or on a stock exchange, the fair market value of the Common Stock shall be determined by an independent and experienced appraiser which is selected by the Committee. Fair market value shall be determined without regard to any restriction applicable to the Common Stock other than a restriction which, by its terms, will never lapse.

          (I) The obligation of the Corporation to issue or deliver shares of the Common Stock under the Plan shall be subject to (i) the effectiveness of a registration statement under the Securities Act of 1933, as amended, with respect to such shares, if deemed necessary or appropriate by counsel for the Corporation, (ii) the condition that the shares shall have been listed (or authorized for listing upon official notice of issuance) upon each stock exchange on which such shares may then be listed and (iii) all other applicable laws, regulations, rules and orders which may then be in effect; provided, however, that if the Company Stock shall be delisted from all national stock exchanges and/or deregistered in accordance with the provisions of the Securities Exchange Act of 1934, as amended, the Corporation shall have the obligation to issue and deliver shares of Common Stock under the Plan upon the exercise of any then outstanding stock option.

          Subject to the foregoing provisions of this Section 5 and the other provisions of the Plan, any stock option granted under the Plan shall be subject to such other terms and conditions as the Committee shall deem advisable.
                                 SECTION 6
                   Adjustment and Substitution of Shares
          If a dividend or other distribution shall be declared
upon the Common Stock payable in shares of Common Stock, the number of shares of Common Stock then subject to any outstanding stock option and the number of shares which may be issued or delivered under the Plan but are not then subject to an outstanding stock option shall be adjusted by adding thereto the number of shares which would have been distributable thereon if such shares had been outstanding on the date fixed for determining the stockholders entitled to receive such stock dividend or distribution.

          If the outstanding shares of Common Stock shall be changed into or exchangeable for a different number or kind of shares of stock or other securities of the Corporation or another corporation, whether through reorganization, reclassification, recapitalization, stock split-up, combination of shares, merger or consolidation, then there shall be substituted for each share of Common Stock subject to any then outstanding stock option and for each share of Common Stock which may be issued or delivered under the Plan but is not then subject to an outstanding stock option, the number and kind of shares of stock or other securities into which each outstanding share of Common Stock shall be so changed or for which each such share shall be exchangeable.

          In the case of any adjustment or substitution as provided for in this Section 6, the aggregate option price for all shares subject to each then outstanding stock option prior to such adjustment or substitution shall be the aggregate option price for all shares of stock or other securities (including any fraction) to which such shares shall have been adjusted or which shall have been substituted for such shares. Any new option price per share shall be carried to at least three decimal places with the last decimal place rounded upwards to the nearest whole number.

          No adjustment or substitution provided for in this
Section 6 shall require the Corporation to issue or sell a fraction of a share or other security. Accordingly, all fractional shares or other securities which result from any such adjustment or substitution shall be eliminated and not carried forward to any subsequent adjustment or substitution.

          If any such adjustment or substitution provided for in this Section 6 requires the approval of stockholders in order to enable the Corporation to grant incentive stock options, then no such adjustment or substitution shall be made without prior stockholder approval. Notwithstanding the foregoing, in the case of incentive stock options, if the effect of any such adjustment or substitution would be to cause the stock option to fail to continue to qualify as an incentive stock option or to cause a modification, extension or renewal of such stock option within the meaning of
Section 424 of the Code, the Committee may elect that such adjustment or substitution not be made but rather shall use reasonable efforts to effect such other adjustment of each then outstanding stock option as the Committee in its sole discretion shall deem equitable and which will not result in any disqualification, modification, extension or renewal (within the meaning of Section 424 of the Code) of such incentive stock option.
                                 SECTION 7
                Restrictions on Transfer of Certain Shares
          Shares of Common Stock acquired under exercise of an
option pursuant to Section 5(B)(ii) by a person then subject to the provisions of Section 16 of the Exchange Act shall not be sold or otherwise transferred prior to the expiration of six months after the date of the grant of the option. The Corporation is authorized to (i) retain the certificate(s) representing such shares or place such certificates in the custody of its transfer agent, (ii) place a restrictive legend on such shares, and/or (iii) issue a stop transfer order to the transfer agent with respect to such shares in order to enforce the transfer restrictions of this Section.
                                 SECTION 8
            Acceleration of the Exercise Date of Stock Options
          Notwithstanding any other provision of this Plan, all
stock options shall become exercisable upon the occurrence of any of the events listed below whether or not such options are then exercisable under the provisions of the applicable agreements relating thereto:

          (A) Stock option rights shall be exercisable during any one or more of the following periods:

               (i) for a period of 60 days beginning on the date on which shares of Common Stock are first purchased pursuant to a tender offer or exchange offer (other than such an offer by the Corporation or a Subsidiary), whether or not such offer is approved or opposed by the Corporation or a Subsidiary and regardless of the number of shares of Common Stock purchased pursuant to such offer;
               (ii) for a period of 60 days beginning on the date the Corporation acquires knowledge that any person or group deemed a person under Section 13(d)(3) of the Exchange Act (other than any director of the Corporation on August 23, 1991, any Affiliate or Associate of any such director (with such terms having the respective meanings set forth in Rule 12b-2 under the Exchange Act as in effect on August 23, 1991), any member of the family of any such director, any trust (including the trustees thereof) established by or for the benefit of any such persons, or any charitable foundation, whether a trust or a corporation (including the trustees and directors thereof) established by any of such persons), in a transaction or series of transactions shall become the beneficial owner, directly or indirectly (with beneficial ownership determined as provided in Rule 13d-3, or any successor rule, under the Exchange Act), of securities of the Corporation entitling the person or group to 20% or more of all votes (without consideration of the rights of any class of stock to elect directors by a separate class vote) to which all shareholders of the Corporation would be entitled if the election of Directors were an election held on such date;
               (iii) for a period of 60 days beginning on the date of filing under the Exchange Act of a Statement on
          Schedule 13D, or any amendment thereto, by any person or group deemed a person under Section 13(d)(3) of the Exchange Act, disclosing an intention or possible intention to acquire or change control of the Corporation;
               (iv) for a period of 60 days beginning on the date, during any period of two consecutive years, when individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the shareholders of the Corporation, of each new Director was approved by a vote of at least two-thirds of the Directors then still in office who were Directors at the beginning of such period; and
               (v) for a period of 60 days beginning on the date of approval by the shareholders of the Corporation of an agreement (a "reorganization agreement") providing for
          (a) the merger or consolidation of the Corporation with another corporation where the shareholders of the Corporation, immediately prior to the merger or consolidation, will not beneficially own, immediately after the merger or consolidation, shares of the corporation issuing cash or securities in the merger or consolidation entitling such shareholders to 40% or more of all votes (without consideration of the rights of any class of stock to elect directors by a separate class vote) to which all shareholders of such corporation would be entitled in the election of Directors or where the members of the Board of Directors of the Corporation, immediately prior to the merger or consolidation, do not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the corporation issuing cash or securities in the merger or consolidation or (b) the sale or other disposition of all or substantially all the assets of the Corporation.
                                SECTION 9
        Effect of the Plan on the Rights of Employees and Employer
          Neither the adoption of the Plan nor any action of the
Board or the Committee pursuant to the Plan shall be deemed to give any employee any right to be granted a stock option under the Plan and nothing in the Plan, in any stock option granted under the Plan or in any stock option agreement shall confer any right upon any employee to continue in the employment of the Corporation or any Subsidiary or diminish in any way the right of the Corporation or any Subsidiary to terminate the employment of any employee at any time. The granting of a stock option shall impose no obligation upon the Optionee to exercise such option.
                                SECTION 10
                                 Amendment
          The right to alter and amend the Plan at any time and
from time to time and the right to revoke or terminate the Plan are hereby specifically reserved to the Board; provided always that no such revocation or termination shall terminate any outstanding stock option theretofore granted under the Plan; and provided further that no such alteration or amendment of the Plan shall, without prior stockholder approval, (a) increase the total number of shares which may be issued under the Plan, (b) increase the total number of shares issuable pursuant to any stock option granted to any one optionee, (c) make any changes in the class of eligible employees or (d) extend the period set forth in the Plan during which stock options may be granted. No alteration, amendment, revocation or termination of the Plan shall, without the written consent of the holder of a stock option theretofore granted under the Plan, adversely affect the rights of such holder with respect to such stock option.
                                SECTION 11
                    Effective Date and Duration of Plan
          The effective date and date of adoption of the Plan shall
be August 23, 1991 (the "Effective Date"), the date of adoption of the Plan by the Board, provided that such adoption of the Plan by the Board is approved by the affirmative vote of the holders of at least a majority of the outstanding shares of Common Stock at a meeting of such holders duly called, convened and held within one year of the Effective Date. Notwithstanding any provision of the Plan to the contrary, no stock option granted under the Plan prior to such shareholder approval may be exercised until after such approval. No stock option may be granted under the Plan subsequent to the date which is ten (10) years following the effective date of the Plan.
                                SECTION 12
                           Application of Funds
          The proceeds received by the Corporation for the sale of
the Common Stock pursuant to exercise of stock options shall be used for general corporate purposes.
                                SECTION 13
                         Reservation of the Stock
          The Corporation shall be under no obligation to purchase
or reserve Common Stock to satisfy the exercise of stock options. The grant of stock options to employees hereunder shall not be construed to constitute the establishment of a trust of the Common Stock issuable pursuant to such stock options, and no particular Common Stock shall be identified as optioned and reserved for employees hereunder. The Corporation shall be deemed to have complied with the terms of the Plan if, at the time of issuance and delivery pursuant to the exercise of a stock option, it has a sufficient number of shares of the Common Stock authorized and unissued or in its treasury which may then be appropriated and issued for purposes of the Plan, irrespective of the date when such Common Stock was authorized.
                                SECTION 14
                               Governing Law
          The Plan and all determinations and actions taken pursuant thereto shall be governed by the laws of the Commonwealth of Pennsylvania and construed in accordance therewith.

          This Plan has been prepared, negotiated and delivered in, and shall be construed and enforced in accordance with, the laws of the Commonwealth of Pennsylvania.

Microfilm Number__________              Filed with the Department
of State
                                                on
__________________

Entity Number_____________
____________________________________
                                   Secretary of the Commonwealth

     STATEMENT WITH RESPECT TO SHARES - DOMESTIC BUSINESS CORPORATION In compliance with the requirements of 15
Pa.C.S. Section 1522(b) (relating to statement with respect to shares), the undersigned corporation, desiring to state the designation and voting rights, preferences, limitations, and special rights, if any, of a class or series of its shares, hereby states that:

1    The name of the corporation is:  USBANCORP, INC.

2    (Check and complete one of the following):
     ____ The resolution amending the Articles under 15 Pa.C.S.
          Section 1522(b) (relating to divisions and determinations by the board), set forth in full, is as follows:

       X The resolution amending the Articles under 15 Pa.C.S. Section 1522(b) is set forth in full in Exhibit A attached hereto and made a part hereof.

3 The aggregate number of shares of such class or series established and designated by (a) such resolution, (b) all prior statements, if any, filed under 15 Pa.C.S. Section 1522 or corresponding provisions of prior law with respect thereto, and (c) any other provision of the Articles is 60,000 shares.

4 The resolution was adopted by the Board of Directors or an authorized committee thereof on: February 24, 1995

5    (Check, and if appropriate complete, one of the following):

       X The resolution shall be effective upon the filing of this statement with respect to shares in the Department of State.

     ____ The resolution shall be effective on:  ________________
          at _______
                                             Date           Hour

     IN TESTIMONY WHEREOF, the undersigned corporation has caused this statement to be signed by a duly authorized officer thereof this 3rd day of March, 1995.
                                              USBANCORP, INC.
                                             (Name of Corporation)
                                   By /s/ Orlando B. Hanselman
                                   Title:  Orlando B. Hanselman,
                                          Executive Vice President
 Exhibit A

           TERM OF SERIES C JUNIOR PARTICIPATING PREFERRED STOCK
           OF
           USBANCORP, INC.

          RESOLVED that, pursuant to the authority vested in the Board of Directors of the Corporation by the Articles of Incorporation, the Board of Directors does hereby provide for the issue of a series of Preferred Stock, without par value, of the Corporation, to be designated "Series C Junior Participating Preferred Stock" (hereinafter referred to as the "Series C Preferred Stock" or "this Series"), initially consisting of 60,000 shares, and to the extent that the designations, powers, preferences and relative and other special rights and the qualifications, limitations and restrictions of the Series C Preferred Stock are not stated and expressed in the Articles of Incorporation, does hereby fix and herein state and express such designations, powers, preferences and relative and other special rights and the qualifications, limitations and restrictions thereof, as follows (all terms used herein which are defined in the Articles of Incorporation shall be deemed to have the meanings provided therein):

          1. Designation and Amount. The designation of the series of Preferred Stock created by this resolution shall be Series C Junior Participating Preferred Stock and the number of shares constituting such Series is Sixty Thousand (60,000). Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Series C Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities of the Corporation convertible into shares of this Series.

          2.   Dividends.
               (A) Subject to the prior and superior rights of the holders of any shares of any series of Preferred Stock ranking prior and superior to the shares of this Series with respect to dividends, the holders of shares of this Series shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on April 1, July 1, October 1, and January 1 of each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of this Series, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $10.00 or (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of this Series. In the event the Company shall at any time after February 24, 1995 (the "Rights Declaration Date") declare any dividend on the Common Stock payable in shares of Common Stock, subdivide the outstanding shares of Common Stock, or combine the outstanding shares of Common Stock into a smaller number of shares, then in each such case the amount to which holders of shares of this Series were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

               (B)  The Company shall declare a dividend or
distribution on the Series C Preferred Stock as provided in paragraph (A) of this Section immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $10.00 per share on Series C Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

               (C)  Dividends shall begin to accrue and be
cumulative on outstanding shares of Series C Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of this Series, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of this Series entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of this Series in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of this Series entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than ten (10) days prior to the date fixed for the payment thereof.

          3.  Voting Rights.  The holders of shares of Series C
Preferred Stock shall have the following voting rights:

               (A)  Subject to the provision for adjustment
hereinafter set forth, each share of Series C Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the shareholders of the Corporation. In the event the Corporation shall at any time declare or pay any dividend on the Common Shares payable in Common Shares, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Series C Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

               (B) Except as otherwise provided herein, in any other resolutions creating a series of Preferred Stock or any similar stock, or by law, the holders of shares of Series C Preferred Stock and the holders of Common Stock and any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

               (C) Except as set forth herein, or as otherwise provided by law, holders of Series C Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

          4.   Certain Restrictions.
               (A)  Whenever quarterly dividends or other
dividends or distributions payable on the Series C Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series C Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

                    (i)  declare or pay dividends, or make any
     other distributions, on any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series C Preferred Stock;
                    (ii)  declare or pay dividends, or make any
     other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series C Preferred Stock, except dividends paid ratably on the Series C Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;
                    (iii)  redeem or purchase or otherwise
     acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series C Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series C Preferred Stock; or
                    (iv) redeem or purchase or otherwise acquire for consideration any shares of Series C Preferred Stock, or any shares of stock ranking on a parity with the Series C Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

          (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

          5. Reacquired Shares. Any shares of Series C Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock subject to the conditions and restrictions on issuance set forth herein, in the Articles of Incorporation, or in any other resolutions creating a series of Preferred Stock or any similar stock or as otherwise required by law.

          6. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made (A) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series C Preferred Stock unless, prior thereto, the holders of shares of Series C Preferred Stock shall have received $100.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, provided that the holders of shares of Series C Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount to be distributed per share to holders of Common Stock, or (B) to the holders of shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series C Preferred Stock, except distributions made ratably on the Series C Preferred Stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event the Corporation shall at any time declare or pay any dividend on the outstanding shares of Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Series C Preferred Stock were entitled immediately prior to such event under the proviso in clause (A) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          7. Consolidation, Merger, Etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the outstanding shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Series C Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series C Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          8.   No Redemption.  The shares of Series C Preferred
Stock shall not be redeemable.

          9. Rank. The Series C Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of the Corporation's Preferred Stock.

          10. Amendment. The Articles of Incorporation of the Corporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Series C Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series C Preferred Stock, voting together as a single class.

EXHIBIT 10.10
                                 AGREEMENT

     This Agreement (the "Agreement") made the 1st day of December, 1994, by and between USBANCORP, Inc. (the "Company"), a Pennsylvania corporation, having its principal place of business at Main and Franklin Streets, Post Office Box 430, Johnstown, Pennsylvania 15907-0430, and RONALD W. VIRAG
("Executive").
     WHEREAS, the Executive is the President and Chief Executive Officer of USBANCORP Trust Company, ("USBANCORP Trust"), a trust company organized under Pennsylvania law, directly owned by the Company.
     WHEREAS, the Board of Directors of the Company (the "Board") has determined that it is in the best interest of the Company and its shareholders to ensure that the Company and USBANCORP Trust will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change in Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change in Control and to encourage the Executive's full attention and dedication to USBANCORP Trust currently and in the event of any threatened or pending Change in Control, and to provide the Executive with compensation and benefits arrangements upon a Change in Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations.

     NOW THEREFORE, in consideration of the premises and mutual covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Term. This Agreement shall be for a three (3) year period commencing on the date first set forth above and shall be automatically renewed on the first and on each subsequent annual anniversary of the above day and month ("Annual Renewal Date") for a period ending three (3) years from each Annual Renewal Date unless either party shall give written notice of non-renewal at least sixty (60) days prior to the Annual Renewal Date.

     2. Change in Control. As used in this Agreement, Change in Control shall mean the occurrence of any of the following:
          (a) any "person" or "group" (as those terms are defined or used in Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as enacted and in force on the date hereof) is or becomes the "beneficial owner" (as that term is defined in Rule 13d-3 under the Exchange Act, as enacted and in force on the date hereof) of securities of the Company representing 24.99% or more of the combined voting power of the Company's securities then outstanding;
          (b) there occurs a merger, consolidation, share exchange, division or other reorganization involving the Company and another entity in which Company shareholders do not continue to hold a majority of the capital stock of the resulting entity, or a sale, exchange, transfer, or other
                                    -2-
     disposition of substantially all of the assets of the Company to another entity or other person; or
          (c) there occurs a contested proxy solicitation or solicitations of the Company's shareholders which results in the contesting party or parties obtaining the ability to elect a majority of the members of the Board of Directors standing for election at one or more meetings of the Company's shareholders.

     3. Triggering Events. If a Change in Control shall occur and if thereafter, at any time during the term of this Agreement there shall be:
          (a) any involuntary termination of the Executive by USBANCORP Trust, other than for Cause as defined in Section 4 below;
          (b)  any reduction in the Executive's title,
responsibilities, including reporting responsibilities, or authority, including such title, responsibilities, or authority as such may be increased from time to time during the term of this Agreement;
          (c) the assignment to the Executive of duties inconsistent with the Executive's office as such duties existed on the day immediately prior to the date of a Change in Control;
          (d) any reduction in the Executive's annual base salary in effect on the day immediately prior to the date of a Change in Control;
                                    -3-

          (e)  any failure to continue the Executive's
participation, on substantially similar terms, in any incentive compensation or bonus plans of USBANCORP Trust in which the Executive participated in immediately prior to the Change in Control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to the Executive under any of such plans;
          (f) any failure to provide the Executive with benefits at least as favorable as those enjoyed by the Executive under any pension, life insurance, medical, health and accident, disability or other employee plans of USBANCORP Trust in which the Executive participated in immediately prior to the time of the Change in Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change in Control, unless such reduction relates to a reduction in benefits applicable to all employees generally; or
          (g) any breach of any provision of this Agreement by the Company or USBANCORP Trust, which breach shall not have been cured by the Company or USBANCORP Trust within thirty
     (30) days of the Company's receipt from the Executive or his agent of written notice specifying in reasonable detail the nature of the Company's or USBANCORP Trust's breach;
                                    -4-
then Executive, at his sole discretion, may upon no less than ninety (90) days written notice to Company, resign from employment with USBANCORP Trust (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering written notice to the Company at any time during the term of this Agreement.

     4. Termination of Executive for Cause. Upon or following a Change in Control, the Company or USBANCORP Trust shall have the right at any time to terminate the Executive's employment for Cause. In such event, the Company shall give prompt notice to the Executive, specifying in reasonable detail the basis for such termination. For purposes of this Agreement, "Cause" shall mean the following conduct of the Executive:
          (a) Material breach of any provision of this Agreement, which breach Executive shall have failed to cure within thirty (30) days after Employee's receipt of written notice from the Company specifying the specific nature of the Executive's breach;
          (b) Willful misconduct of Executive that is materially inimical to the best interests, monetary or otherwise, of the Company or USBANCORP Trust;
          (c) Conviction of a felony or of any crime involving moral turpitude, fraud or deceit;
          (d)  Adjudication as a bankrupt under the United States
     Bankruptcy Code.
                                    -5-
     5. Compensation and Benefits. Upon the occurrence of an event set forth in Section 3 hereof and the delivery of a notice of termination to the Company pursuant to Section 3 hereof, the Executive shall be absolutely entitled to receive the compensation and benefits set forth below:
          (a) the Executive shall select, in his absolute discretion, and receive either (i) monthly installments equal to one thirty-sixth (1/36) of an amount equal to 2.99 times the following: (x) During the initial three-year term of this Agreement (the "Initial Term") commencing on the date hereof, the highest combined base salary and bonus paid or payable to the Executive in the then current year or in any one of the last five fiscal years preceding the Executive's delivery of a notice of termination; or (y) After the expiration of the Initial Term, the quotient obtained by dividing the sum of the Executive's combined salary and bonuses in the five years preceding the Executive's delivery of a notice of termination by five, such monthly installments shall be payable for a period of one year (the "Payment Period") commencing on the first day of the first calendar month after Executive's delivery of notice of termination, or (ii) a one time lump sum payment equal to the non-discounted sum of the twelve (12) monthly payments provided for in Section 5(a)(i) immediately above;
          (b) from the date of the notice of termination through and including the last day of the Payment Period, the
                                    -6-
     Executive shall be entitled to continue to participate in the employee retirement plan(s) of the Company and any supplemental executive retirement plan(s) (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan, as the case may be, as if the Executive's employment had not terminated;
          (c) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be provided with life, disability, and medical insurance benefits at levels equivalent to the highest levels in effect for the Executive during any one of the three (3) calendar years preceding the year in which the notice of termination is delivered; and
          (d) on the date of the notice of termination, all options held by the Executive to acquire common stock of the Company, to the extent not immediately exercisable by their terms, shall become immediately exercisable, and such options shall be exercisable by the Executive at any time prior to the earlier of the expiration date(s) of such stock options or the date which is ninety (90) days after the Executive's termination of employment with the Company.
     In the event the Executive is ineligible to continue participation in the employee retirement plan of USBANCORP Trust and/or any supplemental executive retirement plan (including deferred profit sharing plan) or other plan in effect during the
                                    -7-
term of this Agreement designed to supplement payments made under such employee retirement plan or in any of USBANCORP Trust's life, disability or medical insurance plans or programs, the Company shall, in lieu of such participation, pay the Executive a dollar amount equal to the dollar amount of the benefit forfeited by the Executive as a result of such ineligibility or a dollar amount equal to the cost to the Executive to obtain such benefits in the case of any life, disability or medical insurance plans or programs.

     6. Beneficiary. Should the Executive die after entitlement but prior to payment in full of amounts due pursuant to Section 5(a)(i) hereof, such monthly payments shall continue (if such payment option was so elected by Executive) to the Executive's designated beneficiary or his estate until such entitlement has been paid in full.

     7. Employment at Will. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof and, subject to the provisions of any other agreement between the Executive and the Company, the Executive shall remain an employee at will and nothing herein shall confer upon the Executive any right to continued employment and shall not affect the right of USBANCORP Trust to terminate the Executive for any reason not prohibited by law; provided, however, that any such removal shall be without prejudice to any rights the Executive may have to compensation and benefits as provided for in Section 5 hereof.
                                    -8-
     8. Arbitration. Except as otherwise provided herein, in the event of any controversy, dispute or claim arising out of, or relating to this Agreement, or the breach thereof, the parties may seek recourse only for temporary or preliminary injunctive relief to the courts having jurisdiction thereof. If any relief other than injunctive relief is sought, the Company and the Executive agree that such underlying controversy, dispute or claim shall be settled by arbitration conducted in Pittsburgh, Pennsylvania in accordance with this Section 8 and the Commercial Arbitration Rules of the American Arbitration Association ("AAA"). The matter shall be heard and decided, and awards rendered, by a panel of three (3) arbitrators (the "Arbitration Panel"). The Company and Executive shall each select one arbitrator from the AAA National Panel of Commercial Arbitrators (the "Commercial Panel") and AAA shall select a third arbitrator from the Commercial Panel. The award rendered by the Arbitration Panel shall be final and binding as between the parties hereto and their heirs, executors, administrators, successors and assigns, and judgment on the award may be entered by any court having jurisdiction thereof. Each party shall pay their professional fees, expenses and costs incurred in connection with the resolution of any controversy, dispute or claim arising out of, or relating to this Agreement.

     9. Assignment. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company, and the Company shall require any successor to expressly
                                    -9-
acknowledge and assume its obligation hereunder. This Agreement shall be void and no further force and effect upon the Company's sale of all the voting stock or assets of USBANCORP Trust to an unrelated third party or to combine with another Company affiliate, except if it is reasonably demonstrated such sale was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or such sale otherwise arose in connection with or in anticipation of a Change in Control. This Agreement shall inure to the extent provided hereunder to the benefit of and be enforceable by the Executive or his/her legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. The Executive may not delegate any of his/her duties, responsibilities, obligations or positions hereunder to any person and any such purported delegation by him/her shall be void and of no force and effect.

     10. Prior Termination. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with USBANCORP Trust is terminated prior to the date on which a Change in Control occurs either (a) by the Company or USBANCORP Trust other than for Cause or (b) by the Executive for any one of the reasons set forth in Section 3 hereof, and it is reasonably demonstrated that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect the Change in Control or (ii) otherwise arose in connection with or
                                   -10-
anticipation of the Change in Control, then for all purposes of this Agreement the termination shall deemed to have occurred upon a Change in Control and the Executive will be entitled to the compensation and benefits provided for in Section 5 hereof.

     11. Release. The Executive hereby acknowledges and agrees that prior to the occurrence of the Executive's or his dependent's right to receive from the Company or any of its representatives or agents any compensation or benefit to be paid or provided to him or his dependents pursuant to Section 5 of this Agreement, the Executive may be required by the Company, in its sole discretion, to execute a release in a form reasonably acceptable to the Company, which releases any and all claims the Executive has or may have against the Company or its subsidiaries, agents, officers, directors, successors or assigns.

     12. Compliance with Laws. The parties hereto acknowledge and agree that this Agreement and each party's enforcement of their rights hereunder are subject to the Comprehensive Thrift and Bank Fraud Prosecutions Act of 1990 (12 USC 1828) as enacted and in force on the date hereof.

     13. Notice. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing, and if personally delivered or when sent by first class certified or registered mail, postage prepaid, return receipt requested -- in the case of the Executive, to his residence address as set forth below, and in the case of the Company, to the address of its
                                   -11-
principal place of business, in care of the Board -- or to such other person or at such other address with respect to each party as such party shall notify the other in writing.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Attest:                       USBANCORP, Inc.

By:\s\Betty L. Jakell          By:\s\Terry K. Dunkle
Betty L. Jakell                  Terry K. Dunkle
Secretary                        Chairman, President & CEO

                              By:\s\Ronald W. Virag
                              Ronald W. Virag
                              Address:  3 Greenbrier
                                        Hurricane, West Virginia
                                        25526

EXHIBIT 10.11
                                 AGREEMENT
     This Agreement (the "Agreement") made the 15th day of
July, 1994, by and between USBANCORP, Inc. (the "Company"), a Pennsylvania corporation, having its principal place of business at Main and Franklin Streets, Post Office Box 430, Johnstown, Pennsylvania 15907-0430, and KEVIN J. O'NEIL
("Executive").
     WHEREAS, the Executive is the President and Chief Executive Officer of Standard Mortgage Corporation of Georgia, a mortgage banking corporation ("Standard") indirectly owned by the Company.
     WHEREAS, the Board of Directors of the Company (the "Board") has determined that it is in the best interest of the Company and its shareholders to ensure that the Company and Standard will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change in Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change in Control and to encourage the Executive's full attention and dedication to Standard currently and in the event of any threatened or pending Change in Control, and to provide the Executive with compensation and benefits arrangements upon a Change in Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations.

     NOW THEREFORE, in consideration of the premises and mutual covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Term. This Agreement shall be for a three (3) year period commencing on the date first set forth above and shall be automatically renewed on the first and on each subsequent annual anniversary of the above day and month ("Annual Renewal Date") for a period ending three (3) years from each Annual Renewal Date unless either party shall give written notice of non-renewal at least sixty (60) days prior to the Annual Renewal Date.

     2. Change in Control. As used in this Agreement, Change in Control shall mean the occurrence of any of the following:
          (a) any "person" or "group" (as those terms are defined or used in Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as enacted and in force on the date hereof) is or becomes the "beneficial owner" (as that term is defined in Rule 13d-3 under the Exchange Act, as enacted and in force on the date hereof) of securities of the Company representing 24.99% or more of the combined voting power of the Company's securities then outstanding;
          (b) there occurs a merger, consolidation, share exchange, division or other reorganization involving the Company and another entity in which Company shareholders do not continue to hold a majority of the capital stock of the resulting entity, or a sale, exchange, transfer, or other
                                    -2-
     disposition of substantially all of the assets of the Company to another entity or other person; or
          (c) there occurs a contested proxy solicitation or solicitations of the Company's shareholders which results in the contesting party or parties obtaining the ability to elect a majority of the members of the Board of Directors standing for election at one or more meetings of the Company's shareholders.

     3. Triggering Events. If a Change in Control shall occur and if thereafter, at any time during the term of this Agreement there shall be:
          (a) any involuntary termination of the Executive by Standard, other than for Cause as defined in Section 4 below;
          (b)  any reduction in the Executive's title,
responsibilities, including reporting responsibilities, or authority, including such title, responsibilities, or authority as such may be increased from time to time during the term of this Agreement;
          (c) the assignment to the Executive of duties inconsistent with the Executive's office as such duties existed on the day immediately prior to the date of a Change in Control;
          (d) any reduction in the Executive's annual base salary in effect on the day immediately prior to the date of a Change in Control;
                                    -3-
          (e)  any failure to continue the Executive's
participation, on substantially similar terms, in any incentive compensation or bonus plans of Standard in which the Executive participated in immediately prior to the Change in Control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to the Executive under any of such plans;
          (f) any failure to provide the Executive with benefits at least as favorable as those enjoyed by the Executive under any pension, life insurance, medical, health and accident, disability or other employee plans of Standard in which the Executive participated in immediately prior to the time of the Change in Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change in Control, unless such reduction relates to a reduction in benefits applicable to all employees generally; or
          (g) any breach of any provision of this Agreement by the Company or Standard, which breach shall not have been cured by the Company or Standard within thirty (30) days of the Company's receipt from the Executive or his agent of written notice specifying in reasonable detail the nature of the Company's or Standard's breach;
                                    -4-
then Executive, at his sole discretion, may upon no less than ninety (90) days written notice to Company, resign from employment with Standard (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering written notice to the Company at any time during the term of this Agreement.

     4. Termination of Executive for Cause. Upon or following a Change in Control, the Company or Standard shall have the right at any time to terminate the Executive's employment for Cause.
In such event, the Company shall give prompt notice to the Executive, specifying in reasonable detail the basis for such termination. For purposes of this Agreement, "Cause" shall mean the following conduct of the Executive:
          (a) Material breach of any provision of this Agreement, which breach Executive shall have failed to cure within thirty (30) days after Employee's receipt of written notice from the Company specifying the specific nature of the Executive's breach;
          (b) Willful misconduct of Executive that is materially inimical to the best interests, monetary or otherwise, of the Company or Standard;
          (c) Conviction of a felony or of any crime involving moral turpitude, fraud or deceit;
          (d)  Adjudication as a bankrupt under the United States
     Bankruptcy Code.
                                    -5-
     5. Compensation and Benefits. Upon the occurrence of an event set forth in Section 3 hereof and the delivery of a notice of termination to the Company pursuant to Section 3 hereof, the Executive shall be absolutely entitled to receive the compensation and benefits set forth below:
          (a) the Executive shall select, in his absolute discretion, and receive either (i) monthly installments equal to one thirty-sixth (1/36) of an amount equal to 2.99 times the following: (x) During the initial three-year term of this Agreement (the "Initial Term") commencing on the date hereof, the highest combined base salary and bonus paid or payable to the Executive in the then current year or in any one of the last five fiscal years preceding the Executive's delivery of a notice of termination; or (y) After the expiration of the Initial Term, the quotient obtained by dividing the sum of the Executive's combined salary and bonuses in the five years preceding the Executive's delivery of a notice of termination by five, such monthly installments shall be payable for a period of one year (the "Payment Period") commencing on the first day of the first calendar month after Executive's delivery of notice of termination, or (ii) a one time lump sum payment equal to the non-discounted sum of the twelve (12) monthly payments provided for in Section 5(a)(i) immediately above;
          (b) from the date of the notice of termination through and including the last day of the Payment Period, the
                                    -6-
     Executive shall be entitled to continue to participate in the employee retirement plan(s) of the Company and any supplemental executive retirement plan(s) (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan, as the case may be, as if the Executive's employment had not terminated;
          (c) from the date of the notice of termination through and including the last day of the Payment Period, the Executive shall be provided with life, disability, and medical insurance benefits at levels equivalent to the highest levels in effect for the Executive during any one of the three (3) calendar years preceding the year in which the notice of termination is delivered; and
          (d) on the date of the notice of termination, all options held by the Executive to acquire common stock of the Company, to the extent not immediately exercisable by their terms, shall become immediately exercisable, and such options shall be exercisable by the Executive at any time prior to the earlier of the expiration date(s) of such stock options or the date which is ninety (90) days after the Executive's termination of employment with the Company.
     In the event the Executive is ineligible to continue participation in the employee retirement plan of Standard and/or any supplemental executive retirement plan (including deferred profit sharing plan) or other plan in effect during the
                                    -7-
term of this Agreement designed to supplement payments made under such employee retirement plan or in any of Standard's life, disability or medical insurance plans or programs, the Company shall, in lieu of such participation, pay the Executive a dollar amount equal to the dollar amount of the benefit forfeited by the Executive as a result of such ineligibility or a dollar amount equal to the cost to the Executive to obtain such benefits in the case of any life, disability or medical insurance plans or programs.

     6. Beneficiary. Should the Executive die after entitlement but prior to payment in full of amounts due pursuant to Section 5(a)(i) hereof, such monthly payments shall continue (if such payment option was so elected by Executive) to the Executive's designated beneficiary or his estate until such entitlement has been paid in full.

     7. Employment at Will. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof and, subject to the provisions of any other agreement between the Executive and the Company, the Executive shall remain an employee at will and nothing herein shall confer upon the Executive any right to continued employment and shall not affect the right of Standard to terminate the Executive for any reason not prohibited by law; provided, however, that any such removal shall be without prejudice to any rights the Executive may have to compensation and benefits as provided for in Section 5 hereof.
                                    -8-
     8. Arbitration. Except as otherwise provided herein, in the event of any controversy, dispute or claim arising out of, or relating to this Agreement, or the breach thereof, the parties may seek recourse only for temporary or preliminary injunctive relief to the courts having jurisdiction thereof. If any relief other than injunctive relief is sought, the Company and the Executive agree that such underlying controversy, dispute or claim shall be settled by arbitration conducted in Pittsburgh, Pennsylvania in accordance with this Section 8 and the Commercial Arbitration Rules of the American Arbitration Association ("AAA"). The matter shall be heard and decided, and awards rendered, by a panel of three (3) arbitrators (the "Arbitration Panel"). The Company and Executive shall each select one arbitrator from the AAA National Panel of Commercial Arbitrators (the "Commercial Panel") and AAA shall select a third arbitrator from the Commercial Panel. The award rendered by the Arbitration Panel shall be final and binding as between the parties hereto and their heirs, executors, administrators, successors and assigns, and judgment on the award may be entered by any court having jurisdiction thereof. Each party shall pay their professional fees, expenses and costs incurred in connection with the resolution of any controversy, dispute or claim arising out of, or relating to this Agreement.

     9. Assignment. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company, and the Company shall require any successor to expressly
                                    -9-
acknowledge and assume its obligations hereunder. This Agreement shall be void and no further force and effect upon the Company's sale of all the voting stock or assets of Standard to an unrelated third party, except if it is reasonably demonstrated such sale was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or such sale otherwise arose in connection with or in anticipation of a Change in Control. This Agreement shall inure to the extent provided hereunder to the benefit of and be enforceable by the Executive or his/her legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. The Executive may not delegate any of his/her duties, responsibilities, obligations or positions hereunder to any person and any such purported delegation by him/her shall be void and of no force and effect.

     10. Prior Termination. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with Standard is terminated prior to the date on which a Change in Control occurs either (a) by the Company or Standard other than for Cause or (b) by the Executive for any one of the reasons set forth in Section 3 hereof, and it is reasonably demonstrated that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect the Change in Control or (ii) otherwise arose in connection with or
                                   -10-
anticipation of the Change in Control, then for all purposes of this Agreement the termination shall deemed to have occurred upon a Change in Control and the Executive will be entitled to the compensation and benefits provided for in Section 5 hereof.

     11. Release. The Executive hereby acknowledges and agrees that prior to the occurrence of the Executive's or his dependent's right to receive from the Company or any of its representatives or agents any compensation or benefit to be paid or provided to him or his dependents pursuant to Section 5 of this Agreement, the Executive may be required by the Company, in its sole discretion, to execute a release in a form reasonably acceptable to the Company, which releases any and all claims the Executive has or may have against the Company or its subsidiaries, agents, officers, directors, successors or assigns.

     12. Compliance with Laws. The parties hereto acknowledge and agree that this Agreement and each party's enforcement of their rights hereunder are subject to the Comprehensive Thrift and Bank Fraud Prosecutions Act of 1990 (12 USC 1828) as enacted and in force on the date hereof.

     13. Notice. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing, and if personally delivered or when sent by first class certified or registered mail, postage prepaid, return receipt requested -- in the case of the Executive, to his residence address as set forth below, and in the case of the Company, to the address of its
                                   -11-
principal place of business, in care of the Board -- or to such other person or at such other address with respect to each party as such party shall notify the other in writing.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Attest:                       USBANCORP, Inc.

By:\s\Betty L. Jakell          By:\s\Orlando B. Hanselman
Betty L. Jakell                Orlando B. Hanselman, Executive
Secretary                      Vice President

                              By:\s\Kevin J. O'Neil
                              Kevin J. O'Neil
                              Address:  9305 Saint Georgen Common
                                        Duluth, GA  30136