Form 10-Q
period 1995-03-31
USBANCORP INC /PA/
filed 1995-05-15
CIK 707605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)


      Quarterly Report Pursuant to Section 13 or 15(d) of the
 X       Securities Exchange Act of 1934

      For the period ended March 31, 1995

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

                       X  Yes          No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                      Outstanding at April 28, 1995
Common Stock, par value $2.50               5,585,222
per share

                              USBANCORP, INC.

                                   INDEX


                                                       Page No.
PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheet -
               March 31, 1995, December 31, 1994,
               and March 31, 1994                         3


          Consolidated Statement of Income -
               Three Months Ended March 31, 1995,
               and 1994                                   4


          Consolidated Statement of Changes
               in Stockholders' Equity -
               Three Months Ended
               March 31, 1995, and 1994                   6


          Consolidated Statement of Cash Flows -
               Three Months Ended
               March 31, 1995, and 1994                   7


          Notes to Consolidated Financial
               Statements                                 8


          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                 23


Part II.  Other Information                              43

                               USBANCORP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)



                                            March 31          December 31       March 31
                                            1995              1994              1994
                                            (Unaudited)                         (Unaudited)

ASSETS
   Cash and due from banks                  $    38,665       $    48,841       $  40,741
   Interest bearing deposits with banks           6,707             5,050             342
  Federal funds sold and securities
     purchased under agreements to
     resell                                      15,000             -               4,000
  Investment securities:
     Available for sale                         320,624           259,462         370,315
     Held to maturity (market value
     $521,288 on March 31,1995,
     $501,485 on December 31, 1994,
     and $52,148 on  March 31, 1994)            526,613           524,638          53,576
  Assets held in trust for collateralized
     mortgage obligation                          8,688             9,104          12,409
  Loans held for sale                             2,346            18,077           7,780
  Loans                                         823,458           853,759         734,244
  Less:  Unearned income                          2,874             3,832           4,982
         Allowance for loan losses               15,258            15,590          15,553
       Net Loans                                805,326           834,337         713,709

  Premises and equipment                         18,780            19,100          16,771
  Accrued income receivable                      17,425            16,894           9,238
  Purchased mortgage servicing rights            11,609            11,452            -
  Goodwill and core deposit intangibles          26,407            27,009           2,676
  Other assets                                   14,104            14,926          13,896
        TOTAL ASSETS                        $ 1,812,294       $ 1,788,890     $ 1,245,453

LIABILITIES
  Non-interest bearing deposits             $   132,334       $   144,013     $   129,167
  Interest bearing deposits                   1,084,014         1,052,233         911,521
     Total deposits                           1,216,348         1,196,246       1,040,688
  Federal funds purchased and
       securities sold under agreements
       to repurchase                            125,334           143,289          24,194
  Other short-term borrowings                    68,126            75,295          10,898
  Advances from Federal Home Loan Bank          222,696           200,094          26,271
  Collateralized mortgage obligation              7,836             8,251          11,365
  Long-term debt                                  5,550             5,806           3,105
  Other liabilities                              23,382            22,773          14,008

        TOTAL LIABILITIES                     1,669,272         1,651,754       1,130,529

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
     2,000,000 shares authorized;
     there were no shares issued and
     outstanding for the periods
     presented                                     -               -                -
  Common stock, par value $2.50 per share;
     12,000,000 shares authorized;
     5,585,222 shares issued and outstand-
     ing on March 31, 1995; 5,582,155 shares
     issued and outstanding on December 31,
     1994; 4,738,064 shares issued and
     outstanding on March 31, 1994               14,282           14,275           11,845
  Treasury stock, 127,700 shares at cost         (3,064)          (3,064)            -
  Surplus                                        92,970           92,923           70,955
  Retained earnings                              42,858           40,355           36,076
  Net unrealized holding losses on
     available for sale securities               (4,024)          (7,353)          (3,952)
          TOTAL STOCKHOLDERS' EQUITY            143,022          137,136          114,924
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                $ 1,812,294      $ 1,788,890      $ 1,245,453


   See accompanying notes to consolidated financial statements.

                                USBANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                    Unaudited

                                                         Three Months Ended
                                                              March 31
                                                      1995               1994

INTEREST INCOME
   Interest and fees on loans and loans held
     for sale:
         Taxable                                  $   17,610         $   14,680
         Tax exempt                                      617                375
   Deposits with banks                                    73                 11
   Federal funds sold and securities
      purchased under agreements to
      resell                                              38                 20
   Investment securities:
      Available for sale                               4,466              5,182
      Held to maturity                                 9,245                526
   Assets held in trust for collateralized
      mortgage obligation                                174                272
          Total Interest Income                       32,223             21,066

INTEREST EXPENSE
   Deposits                                           10,862              7,343
   Federal funds purchased and securities
      sold under agreements to repurchase              2,111                113
   Other short-term borrowings                           553                  9
   Advances from Federal Home Loan Bank                3,643                352
   Collateralized mortgage obligation                    243                287
   Long-term debt                                         78                 61
          Total Interest Expense                      17,490              8,165

NET INTEREST INCOME                                   14,733             12,901
   Provision for loan losses                             120                405
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                    14,613             12,496

NON-INTEREST INCOME
   Trust fees                                            845                718
   Net realized gains (losses) on
      investment securities                               (1)               271
   Net realized gains (losses) on loans
      and loans held for sale                           (866)                93
   Gain on disposition of business line                  905                 -
   Wholesale cash processing fees                        289                318
   Service charges on deposit accounts                   708                592
   Net mortgage servicing fees                           682                 -
   Other income                                          926                664
          Total Non-Interest Income                    3,488              2,656

NON-INTEREST EXPENSE
   Salaries and employee benefits                      6,424              5,343
   Net occupancy expense                               1,096                988
   Equipment expense                                     887                803
   Professional fees                                     573                448
   Supplies, postage, and freight                        651                547
   Miscellaneous taxes and insurance                     327                296
   FDIC deposit insurance expense                        682                587
   Amortization of goodwill and
      core deposit intangibles                           602                221
   Other expense                                       1,276              1,407
          Total Non-Interest Expense              $   12,518         $   10,640

INCOME BEFORE INCOME TAXES                             5,583              4,512
   Provision for income taxes                          1,684              1,473

NET INCOME                                        $    3,899         $    3,039

PER COMMON SHARE DATA:
   Primary:
      Net income                                  $     0.70         $     0.64
      Average shares outstanding                   5,583,227          4,740,461

   Fully Diluted:
      Net income                                  $     0.70         $     0.64
      Average shares outstanding                   5,583,227          4,740,461
   Cash Dividend Declared                         $     0.25         $     0.22

See accompanying notes to consolidated financial statements.

                                USBANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   Unaudited


                                                                                      Net
                                                                                      Unrealized
                                                                                      Holding
                               Preferred   Common    Treasury             Retained    Gains
                               Stock       Stock     Stock      Surplus   Earnings    (Losses)      Total

Balance December 31, 1993  $       -       $ 11,815  $    -     $ 70,720  $ 34,080    $    -        $ 116,615
Net Income                         -           -          -         -        3,039         -            3,039
Dividend reinvestment
   and stock
   purchase plan                   -             30       -         235       -            -              265
Net unrealized holding
   gains (losses) on
   investment
   securities                      -           -          -         -         -       (3,952)          (3,952)
Cash dividends
   declared:
   Common stock
   ($0.22 per share
   on 4,737,321
   shares)                         -           -          -         -       (1,043)        -           (1,043)
Balance March 31,
   1994                    $       -       $ 11,845  $     -   $ 70,955   $ 36,076  $ (3,952)       $ 114,924

Balance December 31, 1994  $       -       $ 14,275  $ (3,064) $ 92,923   $ 40,355  $ (7,353)       $ 137,136
Net Income                         -            -         -         -        3,899        -             3,899
Dividend reinvest-
   ment and stock
   purchase plan                   -              7       -          47        -         -                54
Net unrealized
   holding gains
   (losses) on
   investment
   securities                      -            -         -         -          -       3,329            3,329
Cash dividends
   declared:
   Common stock
   ($0.25 per share
   on 5,584,722
   shares)                         -            -         -         -       (1,396)      -             (1,396)
Balance March 31,
   1995                    $       -       $ 14,282   $(3,064)  $92,970   $ 42,858   $(4,024)       $ 143,022

See accompanying notes to consolidated financial statements.

                                USBANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   Unaudited

                                                             Three Months Ended
                                                                   March 31
                                                             1995           1994
OPERATING ACTIVITIES
      Net income                                             $    3,899     $   3,039
      Adjustments to reconcile net income to net cash
          provided by operating activities:
         Provision for loan losses                                  120           405
         Depreciation and amortization expense                      591           763
         Amortization expense of goodwill and core
            deposit intangibles                                     602           221
     Amortization expense of purchased mortgage
            servicing rights                                        285           -
     Net amortization (accretion) of investment securities       (1,217)          574
     Net realized losses (gains) on investment securities             1          (271)
     Net realized losses (gains) on loans and loans
         held for sale                                              866           (93)
     Increase in accrued income receivable                         (531)         (346)
     Increase (decrease) in accrued expense payable               1,136         (1,966)
      Net cash provided by operating activities                   5,752          2,326

INVESTING ACTIVITIES
   Purchases of investment securities and other
     short-term investments                                    (70,460)        (76,232)
   Proceeds from maturities of investment securities and
         other short-term investments                           13,304          36,689
   Proceeds from sales of investment securities and
     other short-term investments                                  348          37,981
   Long-term loans originated                                  (97,702)        (88,305)
   Mortgage loans held for sale                                 (2,346)         (7,780)
   Principal collected on long-term loans                      109,860          79,187
   Loans purchased or participated                                (587)            -
   Loans sold or participated                                   34,335           6,021
   Net increase in credit card receivable
         and other short-term loans                                196           1,002
   Purchases of premises and equipment                            (405)           (337)
   Sale/retirement of premises and equipment                       134             -
   Net decrease in assets held in trust for
         collateralized mortgage obligation                        416           1,406
   Net increase purchased mortgage servicing rights               (442)            -
   Net increase in other assets                                   (962)         (4,100)
   Net cash used by investing activities                       (14,311)        (14,468)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit                 168,289          84,279
Payments for maturing certificates of deposits                (120,716)        (92,343)
Net decrease in demand and savings deposits                    (27,471)           (114)
Net (decrease) increase in federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings                             (25,124)         22,174
Net principal borrowings (repayments) of advances
   from Federal Home Loan Bank and long-term debt               21,931          (6,663)
Common stock cash dividends paid                                (1,404)         (1,039)
Proceeds from dividend reinvestment, stock
   purchase plan, and stock options exercised                       54             265
Net (decrease) increase in other liabilities                      (519)            251
Net cash provided by financing activities                       15,040           6,810

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                      6,481          (5,332)

CASH EQUIVALENTS AT JANUARY 1                                   53,891          50,415
CASH EQUIVALENTS AT MARCH 31                                 $  60,372       $  45,083

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

     With respect to the unaudited consolidated financial information of the Company for the three month periods ended March 31, 1995, and 1994, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American
Institute of Certified Public Accountants) and not audits, as set forth in their separate report dated April 20, 1995, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1994, numbers are derived from audited financial statements.

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's "Annual Report and Form 10-K" for the year ended December 31, 1994.

3.   Johnstown Savings Bank ("JSB") Acquisition

     For financial reporting purposes, the Merger ("Merger") with JSB was effected on June
30, 1994. USBANCORP merged JSB with and into U.S. Bank, a wholly-owned subsidiary of
USBANCORP, with U.S. Bank surviving the Merger. The separate existence of JSB ceased, and all property, rights, powers, duties, obligations and liabilities of JSB were automatically transferred to U.S. Bank, in accordance with Federal and Pennsylvania law.
Immediately following the Merger, U.S. Bank caused the intracompany sale by Standard
Mortgage Corporation of Georgia, a wholly-owned subsidiary of JSB, of all its assets, subject to all of its liabilities, to SMC Acquisition Corporation, an indirect subsidiary of Community. SMC Acquisition Corporation was renamed Standard Mortgage Corporation of
Georgia ("SMC") and is a mortgage banking company organized under the laws of the State of Georgia that originates, sells, and services residential mortgage loans.

     The Merger was treated as a purchase for financial accounting purposes. The total cost of the acquisition was $43.8 million, which was represented by the issuance of
957,857 common shares and $19.7 million in cash. Accounting for the acquisition as a purchase, USBANCORP recognized newly created core deposit intangibles of $5.7 million and goodwill of $20.2 million and began realizing net income immediately from July 1, 1994.
Furthermore, the Company recorded approximately $2.4 million of additional restructuring expenses during the second quarter of 1994 as a result of the JSB acquisition including employee severance, data processing conversion costs, marketing and advertising expenses, and other costs.

     The following table compares the Company's actual first quarter 1995 performance to the financial performance calculated on a pro forma basis for the period ended March 31,
1994, for USBANCORP and JSB as if the merger had been consummated on January 1, 1994:

                                       Actual             Pro forma
                                  March 31, 1995      March 31, 1994
                                  (In thousands, except per share data)
    Net interest income           $14,733             $15,608
    Provision for loan losses         120                 405
    Non-interest income             3,488               3,756
    Non-interest expense           12,518              13,693
    Provision for income taxes      1,684               1,788

    Net income                    $ 3,899             $ 3,478

    Net income per fully diluted
       common share               $  0.70             $  0.61


4.   Earnings Per Common Share

     Primary earnings per share amounts are computed by dividing net income by the weighted average number of common stock and common stock equivalent shares outstanding.

5.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell; cash equivalents include short-term investments. The Company made no federal income tax payments for the first three months of 1995 as compared to $500,000 for the same 1994 interim period. Total interest expense paid amounted to $15,314,000 in 1995's first three months compared to $8,183,000 in the same
1994 period.

6.   Investment Securities

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

Investment securities available for sale:

                                               March 31, 1995
                                             Gross          Gross
                                    Book     Unrealized     Unrealized   Market
                                    Value    Gains          Losses       Value
  U.S. Treasury                     $ 23,413 $      177     $    (242)   $ 23,348
  U.S. Agency                         31,245         22        (1,157)     30,110
  State and municipal                  1,437          -           (89)      1,348
  U.S. Agency mortgage-backed
     securities                      231,464      1,656        (3,775)    229,345
  Other securities<F1>                37,083          2          (612)     36,473
       Total                        $324,642 $    1,857     $  (5,875)  $320,624

 <F1> Other investment securities include corporate
      notes and bonds, asset-backed securities,and equity securities.



Investment securities held to maturity:
                                                  March 31, 1995
                                                Gross        Gross
                                      Book      Unrealized   Unrealized     Market
                                      Value     Gains        Losses         Value
  U.S. Treasury                       $    596  $       -    $      (1)     $    595
  U.S. Agency                           35,912        127       (1,623)       34,416
  State and municipal                  131,257      1,756       (2,314)      130,699
  U.S. Agency mortgage-backed
     securities                        355,149      3,963       (7,217)      351,895
  Other securities<F1>                   3,699         14          (30)        3,683
       Total                          $526,613  $   5,860    $ (11,185)     $521,288

<F1> Other investment securitiesinclude corporate
     notes and bonds, asset-backed securities,and equity securities.


Investment securities available for sale:
                                               December 31, 1994
                                           Gross       Gross
                                  Book     Unrealized  Unrealized    Market
                                  Value    Gains       Losses        Value
  U.S. Treasury                   $ 23,411 $        -  $    (494)    $ 22,917
  U.S. Agency                       31,372          3     (1,971)      29,404
  State and municipal                1,479          1       (123)       1,357
  U.S. Agency mortgage-backed
     securities                    175,215         29     (5,490)     169,754
  Other securities<F1>              37,087          1     (1,058)      36,030
       Total                      $268,564 $       34  $  (9,136)    $259,462

<F1> Other investment securities include corporate
     notes and bonds, asset-backed securities, and equity securities.


Investment securities held to maturity:
                                              December 31, 1994
                                           Gross        Gross
                               Book        Unrealized   Unrealized    Market
                               Value       Gains        Losses        Value
  U.S. Treasury                $    398    $        -   $      (7)    $    391
  U.S. Agency                    35,879             -      (2,622)      33,257
  State and municipal           125,489           825      (6,410)     119,904
  U.S. Agency mortgage-backed
     securities                 360,146         2,491     (17,378)     345,259
  Other securities<F1>            2,726            10         (62)       2,674
       Total                   $524,638    $    3,326   $ (26,479)    $501,485

<F1> Other investment securities include corporate
     notes and bonds, asset-backed securities, and equity securities.


Investment securities available for sale:

                                                March 31, 1994
                                             Gross       Gross
                                  Book       Unrealized  Unrealized  Market
                                  Value      Gains       Losses      Value
  U.S. Treasury                   $ 22,269   $       65  $    (176)  $ 22,158
  U.S. Agency                       90,742          170     (1,898)    89,014
  State and municipal                2,121           28        (71)     2,078
  Mortgage-backed securities<F1>   222,590          775     (4,977)   218,388
  Other securities<F2>              38,671          430       (424)    38,677
       Total                      $376,393   $    1,468  $  (7,546)  $370,315

<F1> Approximately 96% of these obligations
     represent U.S. Agency issued securities.
<F2> Other investment securities include corporate
     notes and bonds, asset-backed securities, and equity securities.


Investment securities held to maturity:

                                               March 31, 1994
                                             Gross      Gross
                                 Book     Unrealized  Unrealized   Market
                                 Value    Gains       Losses       Value
  State and municipal
     tax free securities         $ 53,576 $      291  $  (1,719)   $ 52,148


        All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method and are included in "Net realized gain or loss on investment securities."

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."
At March 31, 1995, 96.2% of the portfolio was rated "AAA" and 96.9% "AA" or higher as compared to 91.0% and 92.7%, respectively, at March 31, 1994. Less than 1.0% of the portfolio was rated below "A" or unrated on March 31, 1995.

7.   Loans Held for Sale

     At March 31, 1995, $2,346,000 of 30 year residential mortgage loans originated during 1995 were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months and retain servicing rights for their remaining lives; this strategy will be executed in an effort to help neutralize long-term interest rate risk. The residential mortgage loans held for sale are carried at the lower of aggregate amortized cost or market value. Realized gains and losses are calculated by the specific identification method and are included in "Net realized gains or losses on loans and loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

8.   Loans

     The loan portfolio of the Company consists of the following
(in thousands):

                                    March 31    December 31   March 31
                                    1995        1994          1994
     Commercial                     $111,444    $116,702      $105,055
     Commercial loans secured
        by real estate               179,384     168,238       123,615
     Real estate - mortgage          385,376     407,177       345,400
     Consumer                        147,254     161,642       160,174
        Loans                        823,458     853,759       734,244
     Less:  Unearned income            2,874       3,832         4,982
     Loans, net of unearned
        income                      $820,584    $849,927      $729,262


     Real estate-construction loans were not material at these presented dates and comprised 2.5% of total loans net of unearned income at March 31, 1995. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

    An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                 Three Months Ended            Year Ended
                                      March 31                 December 31
                                1995            1994           1994
Balance at beginning of period  $ 15,590        $ 15,260       $ 15,260
Addition due to JSB acquisition      -               -            3,422
Reduction due to disposition of
     business line                  (342)            -              -
Charge-offs:
     Commercial                       95              55            352
     Real estate-mortgage             40              87            155
     Consumer                        164             132            591
     Total charge-offs               299             274          1,098

Recoveries:
     Commercial                       64              44            199
     Real estate-mortgage              8               9            100
     Consumer                        117             109            472
     Total recoveries                189             162            771

Net charge-offs                      110             112            327
Provision for loan losses            120             405         (2,765)
Balance at end of period        $ 15,258        $ 15,553       $ 15,590

As a percent of average loans
     and loans held for
     sale, net of unearned
     income:
     Annualized net charge-offs     0.05%           0.06%          0.04%
     Annualized provision for
        loan losses                 0.06            0.22          (0.34)
Allowance as a percent of loans
     and loans held for sale, net
     of unearned income at period
     end                            1.85            2.11           1.80
Allowance as a multiple of
     annualized net charge-offs,
     at period end                 34.68X          34.72X         47.68X


(For additional information, refer to the "Provision for Loan
Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations on pages 30 and 34, respectively.)


10. Components of Allowance for Loan Losses

    Effective January 1, 1995, the Company adopted SFAS #114, "Accounting by Creditors for Impairment of a Loan" which was subsequently amended by SFAS #118, "Accounting by
Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS #114 addresses the treatment and disclosure of certain loans where it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. This standard defines the term "impaired loan" and indicates the method used to measure the impairment. The measurement of impairment may be based upon:
1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan. Additionally, SFAS #118 requires the disclosure of how the creditor recognizes interest income related to these impaired loans.
The adoption of these standards resulted in five loans totalling
$602,000 being
specifically identified as impaired and a corresponding allocation reserve of $466,000 was established.

    The following table sets forth the allocation of the allowance for loan losses among various categories. This allocation is based upon historical experience and management's review of the loan portfolio. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):


                                    March 31,1995          December 31, 1994           March 31, 1994
                                    Percent of             Percent of                  Percent of
                                    Loans in               Loans in                    Loans in
                                    Each                   Each                        Each
                                    Category               Category                    Category
                      Amount        to Loans       Amount  to Loans            Amount  to Loans
Commercial            $ 1,390        13.5%         $ 1,894  13.4%              $ 1,696  14.1%
Commercial
  loans secured
  by real
  estate                5,381        21.7            5,278  19.3                 3,959  16.7
Real Estate -
  mortgage                308        47.0              339  48.8                   284  47.6
Consumer                  947        17.8            1,436  18.5                 1,330  21.6
Allocation to
  general ris k         6,766         -              6,643    -                  8,284    -
Allocation for
  impaired
  loans                   466         -                 -     -                   -       -

     Total            $15,258       100.0%         $15,590  100.0%             $15,553 100.0%

  Includes loans "held for sale."


     At March 31, 1995, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note #9.)

11.  Non-performing Assets

     Non-performing assets are comprised of (i) loans which are on a non-accrual basis,
(ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and (iii) other real estate owned
(real estate acquired through foreclosure and in-substance foreclosures). All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days.
In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. Restoration of a non-accrual loan to accrual status requires the approval of the Credit Committee and/or Board Discount/Loan
Committee with final authority for the decision resting with USBANCORP's Chief Financial
Officer.

     The following table presents information concerning non-performing assets (in thousands, except percentages):


                           March 31        December 31        March 31
                           1995            1994               1994
Non-accrual loans          $5,401          $5,446             $4,006
Loans past due 90
   days or more             2,731           1,357                262
Other real estate owned       767           1,098                770
Total non-performing
    assets                 $8,899          $7,901             $5,038

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate
   owned                     1.08%           0.91%             0.68%


     The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of fair value or carrying cost based upon appraisals.

     The following table sets forth, for the periods indicated,
(i) the gross interest
income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans (in thousands). There was no interest income recognized on impaired loans during the first quarter of 1995.

                                      Three Months Ended
                                           March 31
                                        1995     1994
Interest income due in accordance
   with original terms                  $ 145    $ 163
Interest income recorded                  (42)    (292)
Net reduction (increase) in
   interest income                      $ 103    $(129)


12.  Incentive Stock Option Plan

     Under the Company's Incentive Stock Option Plan (the "Plan") options can be granted
(the "Grant Date") to employees with executive, managerial, technical, or professional responsibility as selected by a committee of the board of directors. The Plan was amended on April 25, 1995, to authorize the grant of options covering up to 285,000 shares of common stock. The option price at which a stock option may be exercised shall be a price as determined by the board committee but shall not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. The following stock options were granted:

                                   Shares           Shares         Option
                                   Under            Available      Price
                                   Option           For Option     Per Share
  Balance at December 31, 1993     49,834           71,500

          Options granted          25,500           (25,500)       23.8750
          Options granted           5,000            (5,000)       25.0000
          Options granted           2,500            (2,500)       21.2500
          Options exercised        (2,967)                -        17.2500
          Options exercised        (4,000)                -        22.5600
          Options cancelled or
             expired                    -                 -

  Balance at December 31, 1994     75,867            38,500


          Options granted          20,500           (20,500)       21.4375
          Options exercised        (3,067)                -        17.2500
          Options cancelled or
             expired                    -                 -

  Balance at March 31, 1995        93,300            18,000


On or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised.
On or after the third anniversary of the Grant Date, the remainder of the options may be exercised.

13.  Off-Balance Sheet Hedge Instruments

     Policies

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

     This swap agreement was initiated to hedge interest rate risk in a declining, stable, or modestly rising rate environment. Specifically, this transaction hedges the CMO liability on the Company's Balance Sheet by effectively converting the fixed percentage cost to a variable rate cost. This hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with a change in the market value of the CMO liability. Overall, this swap agreement increased interest expense by $26,000 in the first quarter of 1995.

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

     a $50 million interest rate cap on 90 day Libor whereby the cap amounts to 5.25% for the period covering September 28, 1994, through March 28, 1995, and then 5.75%
     for the period from March 29, 1995, through September 28, 1995. The cost of this cap was 63 basis points or $315,000 and is being amortized as an interest expense over the life of the cap. At March 31, 1995, the unamortized premium amounted to $158,000.


     The Company purchased these derivative products to hedge an interest rate mismatch that existed between the investment securities portfolio and short-term Federal Home Loan
Bank borrowings.  This mismatch was created upon consummation of the balance sheet
leverage program (see further discussion in M.D.& A. on page 24) which increased the negativity of the Company's static GAP ratios and the variability of the net interest income under alternative rate scenarios. This hedge reduced interest rate risk since after the hedge was put in place, the Company's negative six-month static GAP was reduced by $100 million and presently totals negative $104 million or
5.8% of total assets.   The
interest rate swap portion of this hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with any change in the market value of the securities portfolio.
These off-balance sheet
derivative hedge transactions reduced interest expense by approximately $80,000 in the first quarter of 1995.


JSB Borrowed Funds Hedge:

     On March 16, 1995, the Company entered into an interest rate swap agreement with a notional amount of $60 million and a termination date of March 16, 1997. Under the terms of the swap agreement, the Company pays a two year fixed interest rate of 6.93% and receives 90 day Libor which resets quarterly. The initial rate for 90 day Libor was set at 6.25%. The counter-party in this unsecured transaction is PNC Bank.

   This swap agreement was executed to hedge an interest rate mismatch that existed on
the acquired JSB balance sheet.   Specifically, FHLB term
advances tied to 90 day Libor
were being used to fund fixed-rate investment securities with durations approximating three years. This hedge also helped reduce the variability of forecasted net interest income in a rising interest rate environment and lessened the negativity of the Company's static GAP positions. Furthermore, this hedge also offsets market valuation risk since any change in the market value of the swap correlates in the opposite direction with any change in the market value of the investment securities portfolio. This hedge transaction had minimal impact on interest expense for the first quarter of 1995.

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counter-parties is remote.
     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. In addition to interest rate swaps and caps, the policy also allows for the use of interest rate floors. The Company has not instituted the use of interest rate floors as of March 31, 1995.


14.   Goodwill and Core Deposit Intangible Assets

      USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $20.4 million of goodwill and $6.0 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 Johnstown Savings Bank acquisition ($25.9 million) and the 1993 Integra Branches acquisition ($1.2 million).

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

                Remaining 1995             $ 1,891
                      1996                   2,408
                      1997                   2,408
                      1998                   2,222
                      1999                   2,066
                2000 and after              15,412

      A reconciliation of the Company's intangible asset balances for the first three months of 1995 is as follows (in thousands):

       Total goodwill & core deposit
          intangible assets at 12/31/94       $27,009

        Intangible amortization expense
          through 3/31/95                        (602)

        Total goodwill & core deposit
          intangible assets at 3/31/95        $26,407


      The value of these intangibles is reassessed regularly by the Company. If it is determined that the value of any asset is permanently impaired, appropriate adjustments to the book value of that asset are made.

15.  Federal Home Loan Bank Borrowings

   Total FHLB borrowings consist of the following (in thousands, except percentages):

         Type                Maturing         Amount      Weighted
                                                          Average
                                                          Rate

         Flexline            Overnight        $ 50,500    6.81%


         Advances and        1995              239,805    6.37
           wholesale         1996               71,000    6.02
           repurchase        1997                2,029    5.57
           agreements        1998                6,964    5.87
                             1999                1,250    6.09
                             2000 and
                             after              19,950    7.34

         Total Advances and                    340,998    6.34
          wholesale repurchase
          agreements

          Total FHLB Borrowings               $391,498    6.40%


   All of the above borrowings bear a fixed rate of interest, with the only exceptions being the Flexline whose rate can change daily and $50 million of advances which are tied to the 90 day Libor rate and reset quarterly. All FHLB stock and an interest in unspecified mortgage loans, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF
OPERATIONS ("M.D.& A.")


.....PERFORMANCE OVERVIEW.....The Company's net income for the first quarter of 1995
totalled $3,899,000 or $0.70 per share on a fully diluted basis. When compared to the
$3,039,000 or $0.64 per share on a fully diluted basis reported for the same 1994 quarter, the 1995 results reflect an $860,000 or 28.3% earnings increase and a $0.06 or 9.4%
improvement in fully diluted earnings per share. A similar comparison of first quarter
1995 results with the fourth quarter 1994 performance reflects a 6.2% earnings growth and a 7.7% per share increase. For the first quarter of 1995, the Company's return on average equity increased by 93 basis points to 11.44% while the return on average assets declined by 11 basis points to 0.88%.

    The Company's improved financial performance was due to a reduced loan loss provision, increased non-interest income, and increased net interest income resulting from the JSB acquisition and the implementation of a balance sheet leveraging program. These positive items were partially offset by increased non-interest expense caused largely by the JSB acquisition. Note, however, that when total non-interest expense for the first quarter of 1995 is compared to total non-interest expense for the third quarter of 1994 (the first quarter that JSB was reflected in the Company's financial results) there was a $749,000 or 5.6% reduction in non-interest expense due to the Company achieving economy of scale benefits from this intra-market merger. In conjunction with this acquisition, the Company also issued 957,857 new shares of common stock which contributed to the 18% increase in weighted average fully diluted shares outstanding to 5,583,000. The impact of these additional shares was the primary reason that the fully diluted EPS growth rate was lower than the net income growth rate experienced in the first quarter of 1995. The following table summarizes some of the Company's key performance indicators (in thousands, except ratios):

                             Three Months Ended    Three Months Ended
                             March 31, 1995        March 31, 1994
 Net income                  $ 3,899               $ 3,039

 Fully diluted earnings
    per share                   0.70                  0.64
 Return on average assets       0.88%                 0.99%
 Return on average equity      11.44                 10.51
 Average fully diluted common
    shares outstanding         5,583                 4,740

 .....NET INTEREST INCOME AND MARGIN.....The Company's net
interest income represents the
amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings;
it is impacted by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table compares the Company's net interest income performance for the first quarter of 1995 to the first quarter of 1994 (in thousands, except percentages):


                                 Three Months Ended
                                      March 31
                                 1995         1994      $ Change     % Change
Interest income                  $ 32,223     $ 21,066  11,157        53.0
Interest expense                   17,490        8,165   9,325       114.2
Net interest income                14,733       12,901   1,832        14.2
Tax-equivalent
   adjustment                         694          232     462       199.1
Net tax-equivalent
   interest income               $ 15,427     $ 13,133   2,294        17.5

Net interest margin                  3.64%        4.43%  (0.79)%


    USBANCORP's net interest income on a tax-equivalent basis increased by $2,294,000 or 17.5% while the net interest margin percentage declined by 79 basis points to 3.64%.
The increased net interest income was due primarily to a higher volume of earning assets resulting from the JSB acquisition and a balance sheet leverage program. For the first quarter of 1995, total average earning assets were $508 million higher than the comparable
1994 period. While the leverage program and the JSB acquisition did cause an increase in net interest income, these same two factors combined with an unfavorable deposit mix shift to cause a compression in the Company's net interest margin percentage which is explained in the following discussion.

.....DYNAMIC LEVERAGE PROGRAM.....Beginning in the second half of
1994, management fully
implemented a program designed to better leverage the Company's balance sheet and equity.
This dynamic leverage program consists of the ongoing purchase and replacement of an aggregate $120 million pool of AAA credit quality investment securities. The pool is presently composed of 15 year fixed and adjustable rate mortgage-backed securities, seven year balloons, U.S. Treasury Securities and municipal bonds. Approximately 38% of the pool is adjustable-rate and 62% fixed-rate with a duration of approximately 3.6 years.
This project is funded through the Federal Home Loan Bank using one year term funds tied to 90 day Libor, 30 and 90 day wholesale reverse repurchase agreements and overnight funds. The dynamic leverage pool will remain in existence as long as the incremental spread between new investments purchased into the pool and the latest funding cost, net of hedging results, exceeds 150 basis points.

     While this leverage program favorably increased net interest income dollars it did, however, contribute to a lower net interest margin percentage since the average spread earned on the funds deployed in the leverage program approximated 174 basis points compared to the Company's more typical net interest spread of approximately 350 basis points. The following table isolates the impact that the leverage program had on some of the Company's key performance items in the first quarter of 1995 (in thousands, except percentages):



                                                  First Quarter          Net Impact
                           Actual First           1995 Excluding         of Leverage
                           Quarter 1995           Leverage Program       Program
   Net tax-equivalent
     interest income       $    15,427            $    14,905            $    522
   Net interest margin            3.64%                  3.78%              (0.14%)
   Average earning assets  $ 1,692,739            $ 1,572,739            $120,000
   Return on average
     equity                      11.44%                 10.37%               1.07%


    It is recognized that interest rate risk does exist, particularly in the recently rising interest rate environment, from this dynamic leverage program. To neutralize this risk, management executed $100 million of balance sheet hedging transactions late in the third quarter of 1994 which helped fix the variable funding costs associated with this program through September 28, 1995 (see further discussion under Note 13).

    .....JSB ACQUISITION.....The Company's core net interest
margin performance was also
negatively impacted by the JSB acquisition and its lower net interest margin performance
(i.e., During the first half of 1994 prior to the acquisition, JSB's net interest margin approximated 3.20% compared to the Company's 4.33% NIM performance for that same period).
This lower margin performance at JSB can be attributed to its more typical savings bank balance sheet mix; this mix includes a greater proportion of fixed-rate residential and commercial mortgage loans and more reliance on certificates of deposit, rather than non-interest bearing demand deposits, as a funding source. The Company was able to improve
JSB's net interest margin performance by approximately 70 basis points and its annual pre-tax net interest margin dollars by approximately $2.9 million as a result of an investment portfolio repositioning strategy executed in the months immediately following the acquisition.

Graphically presented on this page was the investment portfolio performance for the past five quarters. The double graph reflected the investment portfolio income as well as the portfolio yield. The data points presented were: $6,011 and 5.52% for the 1st quarter 1994, $6,420 and 5.62% for the 2nd quarter 1994, $11,321 and 6.29% for the 3rd quarter 1994, $12,559 and 6.51% for the 4th quarter 1994, and $13,996 and 7.03% for the 1st quarter 1995.

    When comparing the net interest
margin performance for the first quarter of 1995 to the fourth quarter of 1994, the Company's net interest margin declined by 2 basis points from 3.66% to 3.64%. As expected and previously disclosed in the 1994 Annual Report, the earning asset yield increased between quarters by 29 basis points due largely to the benefits of an investment portfolio repositioning strategy which was executed late in the fourth quarter of 1994. The favorable impact of this strategy, however, was offset by a 32 basis point increase in the cost of funds due to an unfavorable deposit mix shift and an increase in the cost of borrowed funds. A continued customer preference for certificates of deposit in the higher interest rate environment was reflected in the migration of approximately $27 million of funds from lower cost savings and NOW accounts into higher fixed-rate certificates of deposit with maturities exceeding one year. This extension of the deposit base reduced quarterly net interest income by approximately $300,000, but does provide the Company with certain additional margin protection from any near term rate increases. The increase in the cost of borrowed funds was caused by the Federal
Reserve action to increase interest rates by 50 basis points on February 1, 1995.
The negative impact of this rate increase on the borrowed funds cost was partially offset by a $266,000 benefit provided by the $100 million of off-balance sheet hedges.

    Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first quarter of 1995 increased by $11.6 million or
54.6% when compared to the same 1994 period. This increase was due to the previously mentioned $508 million increase in total average earning assets which caused interest income to rise by $7.6 million. The remainder of the increase in interest income was caused by a favorable rate variance as the Company's total earning asset yield increased by 58 basis points to 7.81%. Within the earning asset base, the yield on total investment securities increased by 162 basis points to 7.02% while the yield on the total loan portfolio increased by 26 basis points to 8.56%. The more significant yield increase in the investment securities portfolio reflects the full quarter benefit of several significant repositioning strategies executed during the second half of 1994. The yields in both portfolios were positively impacted by the higher interest rate environment as the prime rate and fed funds rate were 300 basis points higher in the first quarter of
1995 as compared to the first quarter of 1994. Floating rate assets such as commercial loans tied to prime and adjustable rate mortgage backed securities demonstrate the most immediate repricing benefit in a rising interest rate environment.

    The Company's total interest expense for the first quarter of 1995 increased by $9.3 million or 114.2% when compared to the same 1994 period. This higher interest expense was caused by a combination of an increased volume of interest bearing liabilities and an unfavorable rate variance. The volume variance reflects a $522 million increase in average interest bearing liabilities due to the previously mentioned JSB acquisition and the use of FHLB borrowings to fund the balance sheet leverage program. The unfavorable rate variance was due to the higher interest rate environment and previously discussed
$27 million deposit mix shift from lower cost savings accounts into certificates of deposit. The increased FHLB borrowings also negatively impacted the liability mix and overall cost of funds since the cost of these borrowings averaged 6.05% for the first quarter of 1995 compared to the Company's cost of deposits of 4.12%. This 4.12% cost of deposits represented an 86 basis point increase from the prior year quarter and unfavorably increased interest expense by $1.8 million.

    It is important to note that the increased deposit cost was attributable entirely to higher certificate of deposit rates and the mix shift caused by the customer preference for certificates of deposit in the higher rate environment. The Company was again able to maintain the pricing on its $469 million of low cost core savings and NOW accounts during the first quarter of 1995 despite another Federal Reserve 50 basis point increase in interest rates.
It has been management's ongoing pricing strategy to position USBANCORP's deposit rates within the lowest quartile of deposit rates offered by commercial banks in its market
area.    Management believes that a constant level of high
service quality mitigates the
impact this rate positioning strategy has on the deposit base size and funds availability provided that the rates offered are not appreciably below
competition.   The combination
of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to increase by 133 basis points from 3.38% during the first quarter of 1994 to 4.71% during the first quarter of 1995.

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


Three Months Ended March 31 (In thousands, except percentages)

                                            1995                             1994
                                            Interest                         Interest
                                Average     Income/   Yield/     Average     Income/   Yield/
                                Balance     Expense   Rate       Balance     Expense   Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income            $  867,456  $ 18,427   8.56%     $  735,016  $ 15,153  8.30%
   Deposits with banks               3,526        73   8.23           1,573        11  2.74
   Federal funds sold
     and securities
     purchased under
     agreement to resell             2,092        38   7.18          2,619         20  3.09
   Investment securities:
      Available for sale           242,379     4,466   7.38        386,193      5,182  5.37
      Held to maturity             568,452     9,739   6.86         46,373        660  5.69
      Total investment
         securities                810,831    14,205   7.02        432,566      5,842  5.40

   Assets held in trust for
      collateralized
      mortgage obligation            8,834       174   7.98         12,885        272  8.56
Total interest earning
   assets/interest income        1,692,739    32,917   7.81      1,184,659     21,298  7.23
Non-interest earning assets:
   Cash and due from banks          39,601                          38,543
   Premises and equipment           19,051                          16,910
   Other assets                     61,312                          20,182
   Allowance for loan
      losses                       (15,591)                        (15,398)
TOTAL ASSETS                    $1,797,112                      $1,244,896

Interest bearing
   liabilities:
   Interest bearing
      deposits:
   Interest bearing
      demand                   $    99,427   $   358   1.46%    $ 103,190     $   376  1.48%
   Savings                         239,003     1,150   1.95       232,887       1,086  1.89
   Other time                      730,420     9,354   5.19       577,270       5,881  4.13
   Total interest bearing
      deposits                   1,068,850    10,862   4.12       913,347       7,343  3.26

   Short term borrowings:
      Federal funds
        purchased, secur-
        ities sold under
        agreements to
        repurchase and other
        short-term
        borrowings                 191,585    2,664   5.64        20,039          122  2.49

   Advances from Federal
      Home Loan Bank               227,665    3,643   6.40        31,110          352  4.53
   Collateralized mortgage
      obligation                     7,978      243  12.34        11,818          287  9.85
   Long-term debt                    5,864       78   5.42         3,262           61  7.65
Total interest bearing
   liabilities/interest
   expense                       1,501,942   17,490   4.71       979,576        8,165  3.38
Non-interest bearing
   liabilities:
   Demand deposits                 133,532                       132,362
   Other liabilities                23,377                        15,673
   Stockholders' equity            138,261                       117,285
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                       $1,797,112                    $1,244,896

Interest rate spread                                  3.10                             3.85
Net interest income/
   net interest margin                       15,427   3.64%                    13,133  4.43%
Tax-equivalent adjustment                      (694)                             (232)
Net Interest Income                         $14,733                           $12,901


....PROVISION FOR LOAN LOSSES.....The Company's asset quality permitted a $285,000 reduction
in the loan loss provision to $120,000 or .06% of total loans in the first quarter of 1995 compared to a provision of $405,000 or 0.22% of total loans in the first quarter of 1994.
This reduced 1995 provision level approximated net charge-offs for the quarter which amounted to .05% of total loans. At March 31, 1995, the balance in the allowance for loan losses totalled $15.3 million or 171.5% of total non-performing assets.

              At March 31, 1995, management believed the allowance for loan losses was adequate at each subsidiary bank for potential losses inherent in the portfolio at that date.
Furthermore, the allowance for loan losses at each of the Company's banking subsidiaries was well within compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the estimated reserve requirement. At March
31, 1995, the Company's
aggregate unallocated reserve was $6.8 million or 79.7% of the reserve needed. (See
Allowance for Loan Losses Note #9.)

.....NON-INTEREST INCOME.....Non-interest income for the first quarter 1995 totalled $3.5
million which represented a $832,000 or 31.3% increase when compared to the same 1994 period.
This increase was primarily due to the following items:

      a $905,000 gain realized on the disposition of Frontier Finance Company, a subsidiary of Community Savings Bank. This business line was sold because it did not fit into the Company's future strategic plans and was not meeting internal return on equity performance requirements.

      an $866,000 loss realized on the sale of loans and loans held for sale in the first quarter of 1995 compared to a $93,000 gain realized on this same type of activity in the first quarter of 1994 (a net unfavorable shift of $959,000). The 1995 first quarter loss resulted from the sale of $34 million of fixed rate residential mortgage loans with a weighted average coupon of 7.79% and a weighted average maturity of 168 months. This sale was executed to diversify the Company's balance sheet mix and reduce its overall dependence on fixed rate residential mortgage loans. The majority of the proceeds from the sale will be reinvested in adjustable rate agency securities at a comparable yield such that the future impact on interest earnings will be minimal for the remainder of 1995. This sale also increases the repricing sensitivity of the bank's earning assets which provides the Company with greater flexibility for interest rate risk management.

       the inclusion of $682,000 of net
       mortgage servicing income generated from a mortgage banking subsidiary ("SMC") acquired with the JSB acquisition. This amount resulted from $967,000 of mortgage servicing fees net of $285,000 of amortization expense of the cost of purchased mortgage servicing rights. As of March 31, 1995, this mortgage banking subsidiary was servicing $1.4 billion of mortgage loans. SMC's servicing portfolio has benefited from recent increases in interest rates as the value of the servicing portfolio typically increases in a rising interest rate environment due to slower mortgage prepayment speeds. This consequently results in reduced amortization expense for purchased mortgage servicing rights as evidenced by a $50,000 reduction in amortization expense when the first quarter of 1995 is compared to the fourth quarter of 1994.

Graphically presented on this page was trust income for the past five quarters. The data points presented were: $718 for the 1st quarter 1994, $712 for the 2nd quarter 1994, $748 for the 3rd quarter 1994, $845 for the 4th quarter 1994, and $845 for the 1st quarter 1995.


       a $127,000 or 17.7% increase in trust fees to $845,000 in the first quarter of 1995. This core trust fee growth is prompted by the profitable expansion of the Company's business throughout western Pennsylvania including the Greater Pittsburgh marketplace. The Trust staff's marketing skills combined with their proven ability to deliver quality service has been the key to the Company's growth rate, which has approximated 20% annually for each of the past four years. While there can be no assurances of continuation of this trend, these factors provide a foundation for future growth of this important source of fee income.

       a $262,000 increase in other income due primarily to additional fee income resulting from the JSB acquisition. Examples of fee income sources demonstrating increases are:
       credit card charges, insurance commissions, other mortgage banking processing fees, ATM transaction charges, and bond handling fees.


.....NON-INTEREST EXPENSE.....Non-interest expense for the first quarter of 1995 totalled
$12.5 million which represented a $1.9 million or 17.7% increase when compared to the same
1994 period. The acquisition of JSB has been the primary reason for the increase experienced in the various expense line items and is evidenced by the following more significant changes:

       a $1.1 million increase in salaries and employee benefits due to the addition of 86 full time equivalent employees ("FTE") associated with the JSB acquisition, planned wage increases approximating 4.0%, and generally higher group medical insurance and pension costs. Since the initial quarter of the JSB acquisition, the Company has reduced FTE by 60 as a result of economy of scale benefits derived from this intra-market merger.

       a $381,000 increase in amortization expense due entirely to the amortization of the goodwill and core deposit intangibles resulting from the JSB acquisition. (See further discussion in Note #14.)

       a $108,000 increase in net occupancy expense due to the costs associated with operating four additional JSB branches and the occupancy costs related to the mortgage banking subsidiary.

       a $104,000 increase in supplies, postage and freight expense due to the increase in the size of the customer base and the additional branch offices associated with the JSB acquisition.


       a $95,000 increase in FDIC deposit insurance expense caused by the addition of approximately $190 million of deposits associated with the JSB acquisition.


Graphically presented on this page was the ratio of net overhead expense as a percentage of tax equivalent net interest income for the past five quarters. The data points presented were: 60.79% for the 1st quarter 1994, 61.64% for the 2nd quarter 1994, 60.78% for the 3rd quarter 1994, 60.84% for the 4th quarter 1994, and 58.53% for the 1st quarter 1995.


.....NET OVERHEAD BURDEN.....The Company's net
overhead to average assets ratio showed
improvement as it dropped from 2.60% in the
first quarter of 1994 to 2.04% in the first
quarter of 1995.   The Company's net overhead
to tax equivalent net interest income ratio demonstrated similar improvement as it declined from 60.8% to 58.5%. The successful integration of JSB and the cost savings from intra-market consolidation related opportunities contributed to the improvement noted in the first quarter of 1995.
Management has targeted a goal of reducing the Company's net overhead expense to net interest income ratio to 55% through additional productivity enhancements, operational efficiencies, and economy of scale benefits.

.....JSB INTEGRATION BENEFITS.....During the
first quarter of 1995, the Company continued the process of integrating JSB into its U.S.
Bank subsidiary in order to realize the
targeted minimum of $3.8 million of pre-tax savings opportunities resulting from this intra-market consolidation. Specific cost savings/revenue generating actions completed since the acquisition included: a computer conversion from JSB's outside data processing service bureau to U.S. Bank's internal data processing system, the consolidation of two
JSB branches into the Company's existing retail delivery system, the consolidation of back room check clearing and item processing operations, the consolidation of several administrative functions such as executive administration, accounting and internal audit, the transfer of all subsidiary banks' mortgage servicing to the newly acquired Standard
Mortgage Corporation, an investment portfolio repositioning strategy that resulted in the sale of approximately 90% of JSB's securities portfolio, and the downward repricing of several deposit products. The favorable pre-tax benefits recognized during the first quarter of 1995 due to these initiatives amounted to approximately $1.3 million and will approximate
$5.0 million for the full year 1995. The improved total pre-tax benefits from the integration reflect better than expected net interest margin enhancements at JSB, as the
Company fully expects to garner each dollar of its initial estimated annual cost savings.
Overall, the Company has retained approximately 60 employees or just 50% of the original JSB total (excluding Standard Mortgage Corporation) of 120 full-time equivalent employees.


.....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first quarter
of 1995 was $1.7 million reflecting an effective tax rate of 30.2%. The Company's 1994 first quarter income tax provision was $1.5 million or an effective tax rate of 32.6%. The
$211,000 increase in income tax expense was due entirely to the higher level of pre-tax earnings in the first quarter of 1995 as the Company benefitted from a 2.4% reduction in its effective tax rate. This lower effective tax rate was caused by increased total tax-free asset holdings which were $97 million higher on average in the first quarter of 1995 as compared to the first quarter of 1994. The tax-free asset holdings consist of municipal investment securities with a duration of approximately four years and commercial loan tax anticipation notes which generally have a maturity of one year. Net deferred income taxes of $4,245,000 have been provided as of March 31, 1995, on the differences between taxable income for financial and tax reporting purposes.


.....BALANCE SHEET.....The Company's total consolidated assets were $1.812 billion at March
31, 1995, compared with $1.789 billion at December 31, 1994, which represents an increase of
$23.4 million or 1.3%. When compared to March 31, 1994, total assets increased by $567 million or 45.5% due to the June 30, 1994, acquisition of the $367 million JSB and increased leveraging of the balance sheet through the use of funding sources available from the Federal
Home Loan Bank.

       During the first quarter of 1995, total loans and loans held for sale declined by approximately $45 million or 5.2% due primarily to the sale of $34 million of fixed rate residential mortgage loans and a $5 million reduction in consumer loans due to the disposition of a business line. Excluding these two items, total loans and loans held for sale declined by $6 million or 0.7% from the year end 1994 total as net loan run-off experienced in the indirect auto loan portfolio more than offset growth in the commercial mortgage loan portfolio.

 Total investment securities increased
by $63 million as purchases
of primarily adjustable rate mortgage backed securities were made to replace the sold loans and to profitably use funds provided by $20 million of deposit growth experienced during the first quarter. This deposit growth occurred entirely in certificates of deposit as customers have demonstrated a preference for this product in the higher interest rate environment. The
Company's borrowed funds position declined modestly by $2.5 million since year end 1994.
Overall, their was little change in the Company's asset leverage ratio which totalled 6.74% at March 31, 1995.

.....MARKET AREA ECONOMY.....The economy has slowed somewhat due to the Federal Reserve's
tightening of rates, which resulted in a sluggish consumer loan growth. Both regions of the
Company's market- place, which includes Greater Johnstown and suburban Pittsburgh, experienced a soft loan demand in both the consumer and commercial sectors. Deposit trends, however, have had an upward shift in both market areas, due to a tendency to save typical in a higher or rising rate environment. In both regions, economic growth can best be described as stable.

       The confidence in the local economy is evidenced by the recent sale of the Johnstown
Chiefs, a minor league small market hockey franchise to local investors. This sale ensures the franchise will remain in Johnstown. Additionally, Premier, a Pittsburgh-based real estate developer, has announced it will build a double ice-rink complex seating 700 and a 75-room hotel near the Johnstown Galleria, a local retail shopping mall.

       Continuous improvement and economies of scale in the health care sector are evidenced by recent affiliation agreements of Lee Hospital of Johnstown with the University of
Pittsburgh Medical Center and Good Samaritan Medical Center with Conemaugh Hospital. Both affiliations will promote better patient care, medical resources and access to skilled specialists for the Johnstown community.

       The resurgence of the economy in the U.S. Bank service region continues to be fueled by the Johnstown Area Regional Industries ("JARI"). This local business development organization has joined with the Cambria County Industrial Development Authority, Northern
Cambria Community Development Corporation and the Somerset County Development Council to promote a first-time marketing effort to attract jobs to the Cambria and Somerset County
Region.

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

       The following table sets forth information concerning
USBANCORP's loan delinquency and
other non-performing assets (in thousands, except percentages):

                                          March 31         December 31      March 31
                                          1995             1994             1994
     Total loan delinquency (past due
        30 to 89 days)                    $16,408          $12,832          $12,268
     Total non-accrual loans                5,401            5,446            4,006
     Total non-performing assets<F1>        8,899            7,901            5,038
     Loan delinquency, as a percentage
        of total loans and loans held
        for sale, net of unearned income     1.99%            1.48%            1.66%
     Non-accrual loans, as a percentage
        of total loans and loans held
        for sale, net of unearned
        income                               0.66             0.63             0.54
     Non-performing assets, as a
        percentage of total loans and
        loans held for sale, net of
        unearned income, and other
        real estate owned                    1.08             0.91             0.68


     <F1> Non-performing assets are comprised of (i) loans that are on a non-accrual basis,
     (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and
(iii) other real estate owned
     including in-substance foreclosures.

     At March 31, 1995, non-accrual loans as a percentage of total loans and loans held for sale, net of unearned income, were 0.66%. Total non-performing assets as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned were 1.08% at this same date. Both of these amounts increased modestly from
December 31, 1994, due to a higher amount of non-performing mortgage loans and a reduced level of total loans outstanding.

     Total loan delinquency (past due 30 to 89 days) increased by $3.6 million, when compared to December 31, 1994, causing the ratio to total loans to increase to 1.99%.
This increase related to the transfer of mortgage servicing from the Company's subsidiary banks to its mortgage banking subsidiary. Collection activity on delinquent loans was curtailed during the first 90 days of this transfer due to servicing standards. It is anticipated that delinquency will decline to more representative historical levels in future quarters.

     Potential problem loans consist of loans which are included in performing loans, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At
March 31, 1995, all identified potential problem loans were included in the preceding table.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance
for loan losses and certain ratios for the periods ended (in thousands, except percentages):



                                        March 31            December 31      March 31
                                        1995                1994             1994
     Allowance for loan losses          $ 15,258            $ 15,590         $ 15,553
     Amount in the allowance
        for loan losses
        allocated to "general risk"        6,766               6,643            8,284
     Allowance for loan losses as
        a percentage of each of
        the following:
          total loans and loans
             held for sale,
            net of unearned income          1.85%              1.80%             2.11%
          total delinquent loans
             (past due 30 to 89 days)      92.99             121.49            126.78
          total non-accrual loans         282.50             286.27            388.24
          total non-performing assets     171.46             197.32            308.71


     The decline in the total balance of the allowance for loan losses during the first quarter of 1995 was due entirely to the disposition of a business line which reduced the allowance by $342,000. Excluding this disposition, both the provision and net charge-offs were comparable for the 1995 first quarter. The overall reduced total allowance for loan losses combined with a higher level of delinquent loans and non-performing assets caused the decrease in each of the allowance coverage ratios presented in the above table.

     The portion of the Company's allowance which is allocated to "general risk" and not to any particular loan or loan category remained relatively constant at $6.8 million at
March 31, 1995. The amount of the reserve allocated to general risk now represents 44.3% of the total allowance for loan losses.

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

     The following table presents a summary of the Company's static GAP positions (in thousands, except for the GAP ratios):

                                 March 31           December 31       March 31
                                 1995               1994              1994

    Six month cumulative GAP
        RSA................      $ 592,876          $ 487,450         $ 319,304
        RSL................       (747,061)          (673,196)         (384,338)
        Off-balance sheet
           hedges..........         50,000             90,000               -
        GAP................      $(104,185)         $ (95,746)        $(65,034)
        GAP ratio..........           0.85X              0.84X            0.83X
        GAP as a % of total
           assets..........          (5.75)%            (5.35)%          (5.22)%
        GAP as a % of total
           capital.........         (72.85)            (69.82)          (56.59)

    One year cumulative GAP
        RSA................      $ 774,135          $ 675,875         $ 472,791
        RSL................       (877,857)          (849,153)         (462,414)
        Off-balance sheet
           hedges..........         50,000            (10,000)              -
        GAP................      $ (53,722)         $(183,278)        $  10,377
        GAP ratio..........           0.94X              0.79X             1.02X
        GAP as a % of total
           assets..........          (2.96)%           (10.25)%            0.83%
        GAP as a % of total
           capital.........         (37.56)           (133.65)             9.03


        The acquisition of JSB and the implementation of the investment securities portfolio leverage program caused the shift to more negative static GAP ratios when March
31, 1995, is compared to March 31, 1994. When March 31, 1995, is compared to December
31, 1994, the Company's six month cumulative GAP ratio was relatively constant while the one year cumulative GAP ratio became less negative. As separately disclosed in the above table, the hedge transactions (described in detail in Note #13) reduced the negativity of both the six month and one year GAP by $50 million. The purchase of adjustable rate mortgage backed securities throughout the first quarter to replace maturing securities and the $34 million of sold fixed rate mortgage loans increased the earning asset sensitivity and also contributed to the reduction in the negativity of the one year static
GAP position.

    A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc. At March 31, 1995, the balance in these accounts totalled $469 million or 25.9% of total assets. Within the above static GAP table, approximately $139 million or 30% of the total $469 million of low cost core deposits are assumed to be rate sensitive liabilities which reprice in one year or less;
this 30% assumption is based upon historical experience in varying interest rate environments and is consistently used for all GAP ratios presented. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that up to a 250 basis point increase in rates will not necessitate a change in the cost of these accounts. Indeed, throughout 1994 and the first quarter of 1995, the Company has been able to hold steady the pricing of these accounts despite seven Federal Reserve rate movements which caused a total 300 basis point increase in both the fed funds and prime rate. Given intensifying competitive pressures and the wide gap between the rates paid on these core accounts and certificates of deposit, the Company may have to increase the rate paid on the majority of these accounts by a minimum of 25-50 basis points if there are any additional upward rate movements.
Such potential rate increases would add pre-tax annual interest expense for the Company of $1.2 million to $2.4 million. The Company will continue to explore strategies, such as off-balance sheet hedging transactions and on-balance sheet extension of the liability base, to further mitigate the impact of any future rate increases on these accounts and unfavorable mix shifts in a rising rate environment.

    There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates.  As a result of these GAP
limitations, management places considerable emphasis on simulation modeling to manage and measure interest rate risk.  At March 31, 1995, these varied economic interest rate
simulations indicated that the maximum negative variability of USBANCORP's net interest income over the next twelve month period was -3.1% under an upward rate shock forecast reflecting an immediate 275 basis point increase in interest rates. The impact on capital
under  this  simulation was estimated to be less than -2.0%.   A
more moderate near-term
forecast simulation reflecting a 125 basis point increase in rates indicates net interest income variability of -2.4% and capital impairment of less than 1.0%. The Company's asset liability management policy seeks to limit net interest income variability to + or - 5%.

    Within the investment portfolio, 37.8% of the portfolio is currently classified as available for sale and 62.2% as held to maturity. The available for sale classification provides management with greater flexibility to more actively manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30 year mortgage loans. The Company will retain all servicing rights at its mortgage banking subsidiary and recognize fee income over the remaining lives of the loans sold at an average rate of approximately 30 basis points on the loan balances outstanding.

.....LIQUIDITY.....Financial institutions must maintain liquidity to meet day-to-day
requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totalled $169 million at March 31, 1995,
$146 million at December 31, 1994, and $167 million at March 31, 1994. Maturing and repaying loans as well as the monthly cash flow associated with certain asset- and mortgage-backed securities are other sources of asset liquidity.

    Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal
Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At March 31, 1995, USBANCORP's subsidiaries had approximately $167.7 million of unused lines of credit available under informal
arrangements with correspondent banks compared to $90.5 million at March 31, 1994. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer-term advances up to approximately 80% of their investment in assets secured by one-
to-four family residential real estate.   This would suggest a
current total available
Federal Home Loan Bank borrowing capacity of approximately $331 million. Furthermore,
USBANCORP had available at March 31, 1995, $1.7 million of a total $2.5 million unsecured line of credit.

    Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash
Flows. Cash equivalents increased by $6.5 million from December 31, 1994, to March 31,
1995, due primarily to $5.7 million of net cash provided by operating activities.
Investing activities used net cash of $14.3 million during the first quarter of 1995 while financing activities provided $15 million of net cash during that same period. Within investing activities, purchases of investment securities exceeded the cash proceeds from investment security maturities and sales by approximately $57 million. Cash advanced for new loan fundings totalled $98 million and was approximately $46 million less than the cash received from loan principal payments and sales. Within financing activities, cash generated from the sale of new certificates of deposit exceeded cash payments for maturing certificates of deposit by $48 million.

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

.....CAPITAL RESOURCES.....The following table highlights the
Company's compliance with
the required regulatory capital ratios for each of the periods presented (in thousands, except ratios):


                            March 31, 1995               December 31, 1994                March 31, 1994
                            Amount       Ratio           Amount       Ratio               Amount        Ratio
RISK-ADJUSTED
  CAPITAL RATIOS
Tier 1 capital              $  120,639   12.89%          $  117,480   12.45%              $  112,248    13.76%
Tier 1 capital
  minimum
  requirements                  37,438    4.00               37,745    4.00                   32,630     4.00
Excess                      $   83,201    8.89%          $   79,735    8.45%              $   79,618     9.76%

Total capital               $  132,338   14.14%          $  129,275   13.70%              $  122,443    15.01%
Total capital
   minimum
   requirements                 74,876    8.00               75,489    8.00                   65,259     8.00
Excess                      $   57,462    6.14%          $   53,786    5.70%              $   57,184     7.01%


Total risk-
   adjusted
   assets                   $  935,946                  $  943,614                        $  815,739

ASSET LEVERAGE
   RATIO
Tier 1 capital              $  120,639    6.74%         $  117,480     6.64%              $  112,248     9.03%
Minimum
   requirements                 89,496    5.00              88,462     5.00                   62,139     5.00
Excess                      $   31,143    1.74%         $   29,018     1.64%              $   50,109     4.03%

Total adjusted
   assets                   $1,789,911                  $1,769,234                        $1,242,777



     Between December 31, 1994, and March 31, 1995, there was a modest increase in each of the regulatory capital ratios. The decline in each of the regulatory capital ratios between March 31, 1994, and March 31, 1995, was due to the execution of several strategic initiatives which allowed the Company to better leverage its capital strength in an effort to enhance total shareholder return. The JSB acquisition had the most significant impact since the $24.1 million increase in capital resulting from the new common shares issued was basically offset by the $25.9 million intangible asset created from the acquisition.
The implementation of the board-approved treasury stock buyback program during the second half of 1994 resulted in the purchase of 127,700 shares at a total cost of $3.1 million.
The Company expects to purchase approximately 50,000 additional treasury shares during the second quarter of 1995. Furthermore, the execution of the previously discussed leverage program increased total assets without any increase in equity. Each of these strategic initiatives including an increased common stock dividend, contributed to enhanced leverage of the Company's capital base.

     Even with the increased leverage of capital, the Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks are considered "well capitalized" under all applicable FDIC regulations.
It is the Company's ongoing intent to continue to prudently leverage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements. It is, however, the Company's intent to maintain the FDIC "well capitalized" classification for each of its subsidiaries to ensure the lowest deposit insurance premium and maintain an asset leverage ratio of no less than 6.0%.

     The Company's declared Common Stock cash dividend per share was $0.25 for the first three months of 1995 which was a 14.0% increase over the $0.22 per share dividend for the same 1994 interim period. Additionally, in consideration of both the improving net income and the Company's annually updated five year "Strategic and Capital Plan", the Board of
Directors increased the quarterly cash dividend from $0.25 to $0.27 commencing with the next scheduled dividend declaration on May 26, 1995. This is the seventh dividend increase since 1990, raising the annual payout per common share to $1.08 or an approximate yield of 5.2%. The average common dividend yield for Pennsylvania bank holding companies is 3.0%. This Board action further demonstrates the Company's commitment to a progressive total shareholder return which includes maintaining the common dividend at a slightly higher level than peer.

Presented on this page is the service area map depicting the six counties serviced by USBANCORP, Inc.. The counties serviced are Cambria, Somerset, Washington, Somerset, Westmoreland, and Clearfield.

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibit

            15.1 Letter re: unaudited interim financial information

     (b) Reports on Form 8-K: There were no reports filed on Form 8-K during the first quarter of 1995.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              USBANCORP, Inc.
                                                   Registrant


Date: May 12, 1995
                                       /s/Terry K. Dunkle
                                       Terry K. Dunkle
                                       Chairman, President and
                                       Chief Executive Officer

Date: May 12, 1995
                                     /s/Orlando B. Hanselman
                                     Orlando B. Hanselman
                                     Executive Vice President &
                                     Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

April 20, 1995


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

\s\Terry K. Dunkle                     \s\Orlando B. Hanselman
Terry K. Dunkle                        Orlando B. Hanselman
Chairman, President &                  Executive Vice President &
Chief Executive Officer                Chief Financial Officer


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
USBANCORP, Inc.:

We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and Subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three-month periods ended March
31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of
Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of USBANCORP, Inc. as of December 31, 1994, and, in our report dated
January 27, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


\s\Arthur Andersen LLP
Pittsburgh, Pennsylvania,
April 20, 1995