Form 10-Q
period 1995-06-30
USBANCORP INC /PA/
filed 1995-08-14
CIK 707605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

      Quarterly Report Pursuant to Section 13 or 15(d) of the
X       Securities Exchange Act of 1934

For the period ended               June 30, 1995

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

                       X  Yes          No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                      Outstanding at July 31, 1995
Common Stock, par value $2.50               5,533,046
per share

                              USBANCORP, INC.

                                   INDEX


                                                       Page No.
PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheet -
               June 30, 1995, December 31, 1994,
               and June 30, 1994                          3


          Consolidated Statement of Income -
               Three Months and Six Months Ended
               June 30, 1995, and 1994                    4


          Consolidated Statement of Changes
               in Stockholders' Equity -
               Six Months Ended
               June 30, 1995, and 1994                    6


          Consolidated Statement of Cash Flows -
               Six Months Ended
               June 30, 1995, and 1994                    7


          Notes to Consolidated Financial
               Statements                                 9


          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                 23


Part II.  Other Information                              50

                               USBANCORP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                          June 30          December 31      June 30
                                          1995             1994             1994
                                          (Unaudited)                       (Unaudited)
ASSETS
   Cash and due from banks                $    40,661      $    48,841      $   45,805
   Interest bearing deposits with
        banks                                   6,174            5,050           4,860
  Federal funds sold and securities
     purchased under agreements to
     resell                                    16,850                -          24,700
  Investment securities:
     Available for sale                       316,958          259,462         348,873
      Held to maturity (market value
       $527,459 on June 30, 1995,
          $501,485 on December 31, 1994,
          and $336,376 on June 30, 1994)      523,655          524,638         343,435
  Assets held in trust for collateralized
     mortgage obligation                        8,298            9,104          10,720
  Loans held for sale                           3,822           18,077           6,216
  Loans                                       800,885          853,759         840,720
  Less:      Unearned income                    2,963            3,832           4,729
             Allowance for loan losses         14,886           15,590          19,247
                Net Loans                     783,036          834,337         816,744

  Premises and equipment                       18,881           19,100          19,062
  Accrued income receivable                    16,933           16,894          12,118
  Purchased mortgage servicing rights          11,457           11,452          10,360
  Goodwill and core deposit intangibles        25,783           27,009          27,730
  Other assets                                 26,440           14,926          20,518
        TOTAL ASSETS                      $ 1,798,948      $ 1,788,890     $ 1,691,141

LIABILITIES
  Non-interest bearing deposits           $   163,685      $   144,013     $   148,053
  Interest bearing deposits                 1,070,812        1,052,233       1,085,112
     Total deposits                         1,234,497        1,196,246       1,233,165
  Federal funds purchased and
       securities sold under agreements
     to repurchase                             59,916          143,289          46,721
  Other short-term borrowings                  75,469           75,295          76,920
  Advances from Federal Home Loan Bank        246,200          200,094         141,501
  Collateralized mortgage obligation            7,436            8,251           9,787
  Long-term debt                                4,292            5,806           2,787
  Due to JSB shareholders                           -                -          19,701
  Other liabilities                            24,519           22,773          23,458

        TOTAL LIABILITIES                   1,652,329        1,651,754       1,554,040

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
     2,000,000 shares authorized;
     there were no shares issued and
     outstanding for the periods
     presented                                      -               -                -
  Common stock, par value $2.50 per share;
     12,000,000 shares authorized;
     5,531,966 shares issued and outstand-
     ing on June 30, 1995; 5,582,155 shares
     issued and outstanding on December 31,
     1994; 5,703,104 shares issued and
     outstanding on June 30, 1994              14,282          14,275           14,258
  Treasury stock, 180,956 shares at cost       (4,261)         (3,064)               -
  Surplus                                      92,970          92,923           92,779
  Retained earnings                            45,245          40,355           35,794
  Net unrealized holding losses on
     available for sale securities             (1,617)         (7,353)          (5,730)
          TOTAL STOCKHOLDERS' EQUITY          146,619         137,136          137,101
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY              $ 1,798,948     $ 1,788,890      $ 1,691,141


   See accompanying notes to consolidated financial statements.

                                USBANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                   Unaudited


                                                   Three Months Ended            Six Months Ended
                                                        June 30                      June 30
                                                   1995         1994             1995       1994
INTEREST INCOME
   Interest and fees on loans and loans held
      for sale:
         Taxable                                   $ 16,403     $ 14,313         $ 34,013   $ 28,993
         Tax exempt                                     632          451            1,249        826
   Deposits with banks                                  120            6              193         17
   Federal funds sold and securities
      purchased under agreements to resell               60           18               98         38
   Investment securities:
      Available for sale                              5,647        2,754           10,353      7,937
      Held to maturity                                8,730        3,393           17,735      3,918
   Assets held in trust for collateralized
      mortgage obligation                               173          249              347        521
         Total Interest Income                       31,765       21,184           63,988     42,250

INTEREST EXPENSE
   Deposits                                          11,707        7,342           22,569     14,685
   Federal funds purchased and securities
      sold under agreements to repurchase             1,898          228            4,009        341
   Other short-term borrowings                          652          332            1,205        341
   Advances from Federal Home Loan Bank               3,686          415            7,329        767
   Collateralized mortgage obligation                   239          257              482        544
   Long-term debt                                        47           65              125        126
         Total Interest Expense                      18,229        8,639           35,719     16,804

NET INTEREST INCOME                                  13,536       12,545           28,269     25,446
   Provision for loan losses                             75          405              195        810

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                       13,461       12,140           28,074     24,636

NON-INTEREST INCOME
   Trust fees                                           849          712            1,694      1,430
   Net realized gains (losses)
      on investment securities                          725         (482)             724       (211)
   Net realized gains(losses) on loans and
      loans held for sale                               108          448             (758)       541
   Gain on disposition of business line                   -            -              905          -
   Wholesale cash processing fees                       298          306              587        624
   Service charges on deposit accounts                  706          684            1,414      1,276
   Net mortgage servicing fees                          651            -            1,333          -
   Other income                                       1,201          811            2,127      1,475
         Total Non-Interest Income                    4,538        2,479            8,026      5,135

NON-INTEREST EXPENSE
   Salaries and employee benefits                     6,214        5,225           12,638     10,568
   Net occupancy expense                              1,045          965            2,141      1,953
   Equipment expense                                    851          679            1,738      1,482
   Professional fees                                    540          533            1,113        981
   Supplies, postage, and freight                       645          546            1,296      1,093
   Miscellaneous taxes and insurance                    366          291              693        587
   FDIC deposit insurance expense                       675          585            1,357      1,172
   Amortization of goodwill and
      core deposit intangibles                          624          222            1,226        443
   Acquisition charge                                     -        2,437                -      2,437
   Other expense                                      1,635        1,369            2,911      2,776
         Total Non-Interest Expense                $ 12,595     $ 12,852         $ 25,113   $ 23,492

INCOME BEFORE INCOME TAXES                         $  5,404     $  1,767         $ 10,987   $  6,279
   Provision for income taxes                         1,523          863            3,207      2,336

NET INCOME                                         $  3,881     $    904         $  7,780   $  3,943

PER COMMON SHARE DATA:
   Primary:
      Net income                                   $   0.70     $   0.19         $   1.40   $   0.83
      Average shares outstanding                   5,556,409    4,751,396        5,569,818  4,745,929
   Fully Diluted:
      Net income                                   $   0.70     $   0.19         $   1.40   $   0.83
      Average shares outstanding                   5,562,355    4,751,396        5,572,791  4,745,929
   Cash Dividends Declared                         $   0.27     $   0.25         $   0.52   $   0.47


See accompanying notes to consolidated financial statements.

This page left blank

                                USBANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   Unaudited

                                                                                              Net
                                                                                              Unrealized
                                                                                              Holding
                             Preferred     Common     Treasury                  Retained      Gains
                             Stock         Stock      Stock        Surplus      Earnings      (Losses)     Total
Balance December 31,
   1993                      $       -     $ 11,815   $      -     $ 70,720     $ 34,080      $        -   $116,615
Net income                           -            -          -            -        3,943               -      3,943
Dividend reinvestment
   and stock
   purchase plan                     -           48          -          387            -               -        435
Net unrealized holding
   gains (losses) on
   investment
   securities                        -            -          -            -            -          (5,730)    (5,730)
Common shares issued to
   acquire Johnstown Savings
   Bank (957,857 shares @
   $25.125 per share)                -        2,395          -       21,672            -               -     24,067
Cash dividends
   declared:
   Common stock($0.22
   per share on 4,737,321
   shares and $0.25 per
   share on 4,745,247
   shares)                           -            -          -           -        (2,229)              -     (2,229)
Balance June 30, 1994        $       -     $ 14,258    $     -    $ 92,779      $ 35,794      $   (5,730)  $137,101

Balance December 31,
   1994                      $       -     $ 14,275    $(3,064)   $ 92,923      $ 40,355      $   (7,353)  $137,136
Net income                           -            -          -           -         7,780               -      7,780
Dividend reinvest-
   ment and stock
   purchase plan                     -            7          -          47             -               -         54
Net unrealized
   holding gains
   (losses) on
   investment
   securities                        -            -          -           -             -           5,736      5,736
Cash dividends
   declared:
   Common stock
   ($0.25 per share
   on 5,584,722
   shares and $0.27 per
   share on 5,531,966
   shares)                           -            -          -          -         (2,890)              -     (2,890)
Treasury stock, purchase
of 53,256 shares at cost             -            -     (1,197)         -              -               -     (1,197)

Balance June 30, 1995        $       -     $ 14,282    $(4,261)  $ 92,970       $ 45,245      $   (1,617)  $146,619

See accompanying notes to consolidated financial statements.

                                USBANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   Unaudited

                                                                       Six Months Ended
                                                                       June 30
                                                                       1995           1994
OPERATING ACTIVITIES
      Net income                                                       $   7,780      $    3,943
      Adjustments to reconcile net income to net cash
          provided by operating activities:
         Provision for loan losses                                           195             810
         Depreciation and amortization expense                             1,273           1,532
         Amortization expense of goodwill and core
            deposit intangibles                                            1,226             443
     Amortization expense of purchased mortgage
            servicing rights                                                 570               -
     Net (accretion) amortization of investment securities                (1,445)            843
     Net realized (gains) losses on investment securities                   (724)            211
     Net realized losses (gains) on loans and loans
         held for sale                                                       758            (541)
     Increase in accrued income receivable                                   (39)         (1,370)
     Increase (decrease) in accrued expense payable                        2,911            (685)
      Net cash provided by operating activities                           12,505           5,186

INVESTING ACTIVITIES
   Purchases of investment securities and other
     short-term investments                                             (149,195)       (225,108)
   Proceeds from maturities of investment securities and
         other short-term investments                                     34,687          96,309
   Proceeds from sales of investment securities and
     other short-term investments                                         68,949          45,433
   Long-term loans originated                                           (128,964)       (169,691)
   Mortgage loans held for sale                                           (3,822)         (2,153)
   Principal collected on long-term loans                                146,222         148,831
   Loans purchased or participated                                          (587)              -
   Loans sold or participated                                             47,303          32,789
   Net increase in credit card receivable
         and other short-term loans                                        4,451           1,134
   Purchases of premises and equipment                                    (1,183)           (768)
   Sale/retirement of premises and equipment                                 134              17
   Net decrease in assets held in trust for
         collateralized mortgage obligation                                  806           3,095
   Net increase purchased mortgage servicing rights                         (575)              -
      Increase due to JSB acquisition:
         Investment securities                                                 -        (190,092)
         Loans                                                                 -        (118,150)
         Loans held for sale                                                   -          (4,063)
         Premises and equipment                                                -          (2,422)
         Accrued income received                                               -          (1,857)
         Purchased mortgage service rights                                     -         (10,360)
         Intangible assets                                                     -         (25,275)
         Other assets                                                          -          (8,078)
   Net increase in other assets                                          (14,568)         (1,918)
   Net cash provided (used) by investing activities                    $   3,658      $ (432,327)


                             CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF CASH FLOWS
CONTINUED FROM PREVIOUS PAGE

                                                                      Six Months Ended
                                                                      June 30
                                                                      1995           1994
FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit                        $ 247,866      $  167,653
Payments for maturing certificates of deposits                         (203,752)       (183,363)
Net decrease in demand and savings deposits                              (5,863)         (8,891)
Net (decrease) increase in federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings                                      (83,199)         69,284
Net principal borrowings of advances
   from Federal Home Loan Bank and long-term debt                        43,777          41,428
Common stock cash dividends paid                                         (2,800)         (2,081)
Proceeds from dividend reinvestment, stock
   purchase plan, and stock options exercised                                54             435
Purchases of treasury stock                                              (1,197)              -
Increase due to JSB acquisition:
Certificates of deposit                                                       -         102,959
Demand and savings deposits                                                   -         105,941
Other short term borrowings                                                   -          41,439
Advances from Federal Home Loan Bank                                          -          65,243
Due to JSB shareholders                                                       -          19,701
Capital                                                                       -          24,067
Other liabilities                                                             -           7,512
Net (decrease) increase in other liabilities                             (1,255)            764
Net cash (used) provided by financing activities                         (6,369)        452,091

NET INCREASE IN CASH EQUIVALENTS                                          9,794          24,950

CASH EQUIVALENTS AT JANUARY 1                                            53,891          50,415

CASH EQUIVALENTS AT JUNE 30                                           $  63,685     $    75,365

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

     With respect to the unaudited consolidated financial information of the Company for the three month and six month periods ended June 30, 1995, and 1994, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate report dated
July 20,
1995, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1994, numbers are derived from audited financial statements.

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

     The following table compares the Company's actual financial performance for the six months ended June 30, 1995, to the financial performance calculated on a pro forma basis for the six month period ended June 30, 1994, for USBANCORP and JSB as if the merger had been consummated on January 1, 1994:

                                       Actual              Pro forma
                                       June 30, 1995       June 30, 1994
                                       (In thousands, except per share data)
    Net interest income                $28,269             $31,094
    Provision for loan losses              195               1,268
    Non-interest income                  8,026               7,583
    Non-interest expense                25,113              30,554
    Provision for income taxes           3,207               2,382

    Net income                         $ 7,780             $ 4,473

    Net income per fully diluted
       common share                    $  1.40             $  0.78

4.   Earnings Per Common Share

     Primary earnings per share amounts are computed by dividing net income by the weighted average number of common stock and common stock equivalent shares outstanding.

5.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell; cash equivalents include short-term investments. The Company made $1,500,000 of federal income tax payments for the first six months of 1995 as compared to $3,210,000 for the same 1994 interim period. Total interest expense paid amounted to $31,768,000 in 1995's first six months compared to $15,541,000 in the same 1994 period.

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

Investment securities available for sale:

                                                June 30, 1995
                                                Gross      Gross
                                      Book      Unrealized Unrealized  Market
                                      Value     Gains      Losses      Value
  U.S. Treasury                       $ 23,418  $      377 $     (76)  $ 23,719
  U.S. Agency                           36,688          14      (487)    36,215
  State and municipal                    1,435           3       (30)     1,408
  U.S. Agency mortgage-backed
     securities                        220,430       2,993      (679)   222,744
  Other securities<F1>                  33,365           2      (495)    32,872
       Total                          $315,336  $    3,389 $  (1,767)  $316,958

Investment securities held to maturity:
                                                June 30, 1995
                                                Gross      Gross
                                       Book     Unrealized Unrealized  Market
                                       Value    Gains      Losses      Value
  U.S. Treasury                        $    596 $       6  $       -   $    602
  U.S. Agency                            35,944        90        (84)    35,950
  State and municipal                   134,497     1,469     (1,305)   134,661
  U.S. Agency mortgage-backed
     securities                         349,086     4,360       (757)   352,689
  Other securities<F1>                    3,532        26         (1)     3,557
       Total                           $523,655 $   5,951  $  (2,147)  $527,459

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


Investment securities available for sale:

                                                 June 30, 1994
                                                 Gross                   Gross
                                        Book     Unrealized  Unrealized  Market
                                        Value    Gains       Losses      Value
  U.S. Treasury                         $ 27,398 $       25  $    (430)  $ 26,993
  U.S. Agency                             65,692        100     (2,137)    63,655
  State and municipal                     17,965        132       (168)    17,929
  Mortgage-backed securities<F2>         173,091        300     (1,489)   171,902
  Other securities<F1>                    68,828         27       (461)    68,394
       Total                            $352,974 $      584  $  (4,685)  $348,873


Investment securities held to maturity:

                                                 June 30, 1994
                                                 Gross                   Gross
                                        Book     Unrealized  Unrealized  Market
                                        Value    Gains       Losses      Value
 U.S. Treasury                          $      - $        -  $        -  $      -
 U.S. Agency                              35,813          -     (1,444)    34,369
 State and municipal                      91,383        252     (2,258)    89,377
 Mortgage-backed securities<F2>          215,740      1,018     (4,629)   212,129
 Other securities<F1>                        499          2          -        501
                                        $343,435 $    1,272  $  (8,331)  $336,376

<F2>Approximately 98% of these obligations represent U.S. Agency issued securities.
<F1>Other investment securities include corporate notes and bonds, asset-backed  securities, and equity securities.

     All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method and are included in "Net realized gain or loss on investment securities." The Company's Investment Policy prohibits trading of securities.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At June 30, 1995, 96.9% of the portfolio was rated "AAA" and 97.5% "AA" or higher as compared to 94.4% and 95.5%, respectively, at June 30, 1994. Less than 1.0% of the portfolio was rated below "A" or unrated on June 30, 1995.

7.   Loans Held for Sale

     At June 30, 1995, $3,822,000 of fixed-rate residential mortgage loans originated during 1995 were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months and retain servicing rights for their remaining lives; this strategy will be executed in an effort to help neutralize long-term interest rate risk. The residential mortgage loans held for sale are carried at the lower of aggregate amortized cost or market value. Realized gains and losses are calculated by the specific identification method and are included in "Net realized gains or losses on loans and loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

8.   Loans

     The loan portfolio of the Company consists of the following (in thousands):

                               June 30     December 31    June 30
                               1995        1994           1994
     Commercial                $ 96,989    $116,702       $109,029
     Commercial loans secured
        by real estate          169,455     168,238        163,872
     Real estate - mortgage     391,821     407,177        405,814
     Consumer                   142,620     161,642        162,005
        Loans                   800,885     853,759        840,720
     Less:  Unearned income       2,963       3,832          4,729
     Loans, net of unearned
        income                 $797,922    $849,927       $835,991

     Real estate-construction loans were not material at these presented dates and comprised 2.7% of total loans net of unearned income at June 30, 1995. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

    a continuing review of delinquent, classified and non-accrual loans large loans, and over all portfolio quality. This continuous review assesses the risk characteristics of both individual loans and the total loan portfolio.

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

    An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                                   Three Months Ended        Six Months Ended
                                                   June 30                   June 30
                                                   1995          1994        1995         1994
Balance at beginning of period                     $15,258       $15,553     $15,590      $15,260
Addition due to JSB acquisition                          -         3,422           -        3,422
Reduction due to disposition of
   business line                                         -             -        (342)           -
Charge-offs:
   Commercial                                          410           158         505          213
   Real estate-mortgage                                 45            41          85          128
   Consumer                                            124           148         288          280
   Total charge-offs                                   579           347         878          621

Recoveries:
   Commercial                                           32            60          96          104
   Real estate-mortgage                                  3            35          11           44
   Consumer                                             97           119         214          228
   Total recoveries                                    132           214         321          376

Net charge-offs                                        447           133         557          245
Provision for loan losses                               75           405         195          810
Balance at end of period                           $14,886       $19,247     $14,886      $19,247

As a percent of average loans
   and average loans held for
   sale, net of unearned income:
   Annualized net charge-offs                        0.22%         0.07%       0.13%        0.07%
   Annualized provision for
      loan losses                                    0.04          0.22        0.05         0.22
Allowance as a percent of loans
   and loans held for sale,
   net of unearned income at
   period end                                        1.86          2.29        1.86         2.29
Allowance as a multiple of net
   annualized charge-offs, at
   period end                                       8.30x        36.11x       13.25x       38.96x

(For additional information, refer to the "Provision for Loan Losses" and "Loan
 Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 30 and 42, respectively.)

10. Components of Allowance for Loan Losses

    Effective January 1, 1995, the Company adopted SFAS #114, "Accounting by Creditors for Impairment of a Loan" which was subsequently amended by SFAS #118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS #114 addresses the treatment and disclosure of certain loans where it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. This standard defines the term "impaired loan" and indicates the method used to measure the impairment.
The measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan. Additionally, SFAS #118 requires the disclosure of how the creditor recognizes interest income related to these impaired loans. The adoption of these standards resulted in four loans totalling
$384,000 being specifically identified as impaired and a corresponding allocation reserve of $334,000 was established.

    The following table sets forth the allocation of the allowance for loan losses among various categories. This allocation is based upon historical experience and management's review of the loan portfolio. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):


                    June 30,1995                  December 31, 1994                   June 30, 1994
                                  Percent of                    Percent of                      Percent of
                                  Loans in                      Loans in                        Loans in
                                  Each                          Each                            Each
                                  Category                      Category                        Category
                    Amount        to Loans<F1>    Amount        to Loans<F1>          Amount    to Loans<F1>
Commercial          $ 1,750       12.0%           $ 1,894       13.4%                 $ 1,694   12.9%
Commercial
  loans secured
  by real
  estate              3,369       21.1              5,278       19.3                    6,809   19.3
Real estate -
  mortgage              316       49.2                339       48.8                      440   48.6
Consumer                925       17.7              1,436       18.5                    1,675   19.2
Allocation to
  general risk        8,192          -              6,643          -                    8,629      -
Allocation for
  impaired
  loans                 334          -                  -          -                        -      -

     Total          $14,886       100.0%          $15,590       100.0%                $19,247   100.0%

<F1>Includes loans "held for sale."

     Even though real estate-mortgage loans comprise approximately 49% of the Company's total loan portfolio, only $316,000 or 2.1% of the total allowance for loan losses is allocated against this loan category. The real estate mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three year historical charge-off experience for consumer loans. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending. To determine the required allocations for these categories, the Company on a quarterly basis performs 1) a detailed review of all classified assets to determine if any specific reserve allocations are required on an individual loan basis, and 2) applies reserve allocation percentages to all criticized and classified assets based upon the Company's five year historical average for actual loss experience in the various rating categories (i.e. substandard, doubtful, etc.).

     At June 30, 1995, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note #9.)

11.  Non-performing Assets

     Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and (iii) other real estate owned (real estate acquired through foreclosure and in-substance foreclosures). All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. Restoration of a non-accrual loan to accrual status requires the approval of the Credit
Committee and/or Board Discount/Loan Committee with final authority for the decision resting with USBANCORP's Chief Accounting Officer.


     The following table presents information concerning non-performing assets
(in thousands, except percentages):


                               June 30         December 31       June 30
                               1995            1994              1994
Non-accrual loans              $5,929          $5,446            $4,416
Loans past due 90
   days or more                 2,250           1,357             1,308
Other real estate owned         1,288           1,098               925
Total non-performing
    assets                     $9,467          $7,901            $6,649

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate
   owned                        1.18%           0.91%            0.79%


     The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell or 2) carrying cost.

     The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans (in thousands). There was no interest income recognized on impaired loans during the first half of 1995.

                                     Three Months Ended     Six Months Ended
                                     June 30                June 30
                                     1995        1994       1995        1994

Interest income due in accordance
   with original terms               $  142      $   85     $ 287       $  248
Interest income recorded                (19)        (76)      (61)        (368)
Net reduction (increase) in
   interest income                   $  123      $    9     $ 226       $ (120)


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

                                      Shares           Shares          Option
                                      Under            Available       Price
                                      Option           For Option      Per Share
  Balance at December 31, 1993        49,834           71,500

          Options granted             25,500           (25,500)        23.8750
          Options granted              5,000            (5,000)        25.0000
          Options granted              2,500            (2,500)        21.2500
          Options exercised           (2,967)                -         17.2500
          Options exercised           (4,000)                -         22.5600
          Options cancelled or
             expired                       -                 -

  Balance at December 31, 1994        75,867            38,500

          Increased Authorized
             options                       -            157,000
          Options granted             20,500            (20,500)       21.4375
          Options exercised           (3,067)                 -        17.2500
          Options cancelled or
             expired                       -                  -

  Balance at June 30, 1995            93,300            175,000

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

     Any premium or transaction fee incurred to purchase interest rate caps or floors are deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps or floors are included in other assets on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions completed to date are as follows:

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

     This swap agreement was initiated to hedge interest rate risk in a declining, stable, or modestly rising rate environment. Specifically, this transaction hedges the CMO liability on the Company's Balance Sheet by effectively converting the fixed percentage cost to a variable rate cost. This hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with a change in the market value of the CMO liability. Overall, this swap agreement increased interest expense by $57,000 for the six months ended June 30, 1995.

     Borrowed Funds Hedges

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

     a $50 million interest rate cap on 90 day Libor whereby the cap amounts to 5.25% for the period covering September 28, 1994, through March 28, 1995, and then 5.75% for the period from March 29, 1995, through September 28, 1995. The cost of this cap was 63 basis points or $315,000 and is being amortized as an interest expense over the life of the cap. At June 30, 1995, the unamortized premium amounted to $79,000.

     The Company purchased these derivative products to hedge short-term borrowings which were incurred to fund investment securities as part of the increased leveraging of the balance sheet. Specifically, these Federal Home Loan
Bank borrowings are tied to 90 day Libor and reprice on a quarterly basis. Thus, the interest rate swap is a hedge against these borrowed funds since under the terms of the swap the Company receives 90 day Libor which resets quarterly compared to the borrowed funds on which the Company pays a rate that floats quarterly based upon a differential tied to 90 day Libor. The one year term of the swap correlates with the 1.2 year modified duration of GNMA arm securities which were purchased with the FHLB borrowed funds. These off-balance sheet derivative hedge transactions reduced interest expense by approximately $82,000 for the six months ended June 30, 1995.

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

     This swap agreement was executed to hedge specific borrowings. Specifically, FHLB term advances tied to 90 day Libor are being used to fund fixed-rate investment securities with durations ranging from two to three years.
This hedge transaction increased interest expense by $104,000 for the six months ended June 30, 1995.

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counter-parties is remote.
     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. In addition to interest rate swaps and caps, the policy also allows for the use of interest rate floors. The Company has not instituted the use of interest rate floors as of June 30, 1995.

14.   Goodwill and Core Deposit Intangible Assets

      USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $20.0 million of goodwill and $5.8 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 JSB acquisition ($25.9 million) and the 1993 Integra Branches acquisition ($1.2 million).

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


                Remaining 1995             $ 1,244
                      1996                   2,408
                      1997                   2,408
                      1998                   2,222
                      1999                   2,066
                2000 and after              15,435

     A reconciliation of the Company's intangible asset balances for the first six months of 1995 is as follows (in thousands):

       Total goodwill & core deposit
          intangible assets at 12/31/94       $27,009

        Intangible amortization expense
          through 6/30/95                      (1,226)

        Total goodwill & core deposit
          intangible assets at 6/30/95        $25,783

15.  Federal Home Loan Bank Borrowings

   Total FHLB borrowings consist of the following (in thousands, except percentages):

         Type                Maturing         Amount      Weighted
                                                          Average
                                                          Rate
         Flexline            Overnight        $ 50,500    6.69%

         Advances and            1995          195,669    6.29
           wholesale             1996           71,000    5.90
           repurchase            1997            2,146    5.58
           agreements            1998            6,954    5.87
                                 1999            1,250    6.09
                                 2000            3,750    6.15
                                 2001            9,950    8.25
                                 2002            2,500    6.59
                                 2003            3,750    6.61

Total advances and                             296,969    6.25
  wholesale repurchase
  agreements

         Total FHLB Borrowings                 $347,469   6.32%

   All of the above borrowings bear a fixed rate of interest, with the only exceptions being the Flexline whose rate can change daily and certain advances and wholesale repurchase agreements totalling $154.2 million which are tied to the 90 day Libor rate and reset quarterly. All FHLB stock and an interest in unspecified mortgage loans, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings.

16.  Other Accounting Matters

   During the second quarter of 1995, the Company's mortgage banking subsidiary, Standard Mortgage Corporation of Georgia, adopted SFAS #122, "Accounting for Mortgage Servicing Rights." Prior to the issuance of this statement, SFAS #65, "Accounting for Certain Mortgage Banking Activities" required capitalization of the cost of the rights to service mortgage loans for others when those rights were acquired through a purchase transaction but prohibited capitalization when those rights were acquired through loan origination activities. SFAS #122 eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. When SMC sells a loan and retains the mortgage servicing rights, the total cost of the mortgage loan is allocated to the mortgage servicing rights and the loan based on their relative fair value. The mortgage servicing rights are then amortized over the period of estimated net servicing income and will be evaluated for impairment based on their fair value.
The net effect of implementing SFAS #122 in the second quarter of 1995 was additional pre-tax income of $93,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

SECOND QUARTER 1995 vs. SECOND QUARTER 1994

 .....PERFORMANCE OVERVIEW.....The Company's net income for the second quarter of
1995 totalled $3,881,000 or $0.70 per share on a fully diluted basis. The Company's net income for the second quarter of 1994 totalled $2,786,000 or $0.59 per share on a fully diluted basis, exclusive of the impact of a $1,882,000 after-tax acquisition charge related to the purchase of Johnstown Savings Bank. The 1995 results reflect a $1,095,000 or 39.3% earnings increase and an $0.11 or 18.6% improvement in fully diluted earnings per share when compared to the 1994 second quarter results. For the second quarter of 1995, the Company's return on average equity was 10.87% while the return on average assets totalled 0.86%.

    The Company's improved financial performance was due primarily to a reduced loan loss provision, increased non-interest income and increased net interest income resulting from the JSB acquisition, and greater leveraging of the balance sheet. In conjunction with the JSB acquisition, the Company also issued 957,857 new shares of common stock which caused the 17.1% increase in weighted average fully diluted shares outstanding to 5,562,000. This increase is net of the repurchase of 180,956 shares of the Company's common stock since July 1, 1994. The impact of these net additional shares was the primary reason that the fully diluted EPS growth rate was lower than the net income growth rate experienced in the second quarter of 1995. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                                     Three Months Ended    Three Months Ended
                                     June 30, 1995         June 30, 1994
 Net income                          $ 3,881               $   904
 Net income (before acquisition
    charge)                            3,881                 2,786

 Fully diluted earnings per share       0.70                  0.19
 Fully diluted earnings per share
    (before acquisition charge)         0.70                  0.59

 Return on average assets               0.86%                 0.28%
 Return on average assets (before
    acquisition charge)                 0.86                  0.88

 Return on average equity              10.87                  3.13
 Return on average equity (before
    acquisition charge)                10.87                  9.65

 Average fully diluted common
    shares outstanding                 5,562                 4,751


 .....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is impacted by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table compares the Company's net interest income performance for the second quarter of 1995 to the second quarter of 1994 (in thousands, except percentages):

                                 Three Months Ended
                                    June 30
                                 1995         1994        $ Change   % Change
Interest income                  $ 31,765     $ 21,184    10,581      49.9
Interest expense                   18,229        8,639     9,590     111.0
Net interest income                13,536       12,545       991       7.9
Tax-equivalent
   adjustment                         701          330       371     112.4
Net tax-equivalent
   interest income               $ 14,237     $ 12,875     1,362      10.6

Net interest margin                  3.38%        4.24%    (0.86)%     *

*Not meaningful.


    USBANCORP's net interest income on a tax-equivalent basis increased by $1,362,000 or 10.6% while the net interest margin percentage declined by 86 basis points to 3.38%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the JSB acquisition and a greater use of borrowed funds to purchase investment securities to leverage the balance sheet. For the second quarter of 1995, total average earning assets were $472 million higher than the comparable 1994 period. While the JSB acquisition and increased leveraging of the balance sheet did cause an increase in net interest income, these same two factors combined with an unfavorable deposit mix shift to cause a compression in the Company's net interest margin percentage which is explained in the following discussion.

 .....JSB ACQUISITION.....The Company's core net interest margin performance was negatively impacted by the JSB acquisition and its lower net interest margin performance (i.e., During the first half of 1994 prior to the acquisition, JSB's net interest margin approximated 3.20% compared to the Company's 4.33% NIM performance for that same period). This lower margin performance at JSB can be attributed to its more typical savings bank balance sheet mix; this mix includes a greater proportion of fixed-rate residential and commercial mortgage loans and more reliance on certificates of deposit, rather than non-interest bearing demand deposits, as a funding source. The Company has executed investment portfolio repositioning strategies to improve JSB's net interest margin performance. The success of these strategies, however, has been limited by an increase in the cost of funds from the acquisition date.

 .....BALANCE SHEET LEVERAGING.....The Company's ongoing strategy to use borrowed funds to purchase earning assets in order to leverage the balance sheet and equity also contributed to increased net interest income but a lower net interest margin percentage. The source for the borrowed funds is predominately the Federal Home Loan Bank (FHLB) as each of the Company's subsidiary banks are members of the FHLB. Examples of FHLB borrowings used by the Company include one year term funds tied to 90 day Libor, 30 and 90 day wholesale reverse repurchase agreements, and overnight Flexline borrowings. For the second quarter of the 1995, the Company's total level of short-term borrowed funds and FHLB advances amounted to $405 million or 22.5% of total assets compared to an average of $92 million or 7.2% of total assets for the second quarter of 1994. These borrowed funds had an average cost of 6.14% in the second quarter of 1995 or 179 basis points greater than the average cost of deposits which amounted to 4.35%. When compared to the Company's earning asset yield, the net interest spread earned on assets funded with deposits amounted to 3.35% compared to a net interest spread of 1.56% on assets funded with short-term borrowed funds. Consequently, this leveraging strategy contributes to an incremental improvement in net interest income dollars while causing a regression in the net interest margin percentage.

    The maximum amount of leveraging the Company can perform is controlled by an internal policy requirement to maintain a minimum asset leverage ratio of no less than 6.0%. (See further discussion under Capital Resources.) The Company continuously evaluates the approximate $10 million of cash flow received monthly from the investment portfolio and makes one of the following three decisions which can impact the leveraged position of the balance sheet:

    1) The Company can use the money to fund any loan demand that cannot be funded with existing cash flow from the loan portfolio or deposits.

    2) The Company can use the money to fund new investment security purchases provided that the incremental spread over the current short-term borrowing cost is not less than 100 basis points.

    3) The Company can use the money to paydown short-term borrowings if the incremental spread that can be earned on new investment purchases is not deemed sufficient.

    It is recognized that interest rate risk does exist, particularly in a rising interest rate environment, from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $160 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the leveraging of the balance sheet (see further discussion under Note 13).

    When comparing the net interest margin performance for the second quarter of 1995 to the first quarter of 1995, the Company's net interest margin declined by 26 basis points from 3.64% to 3.38%. This decline was caused by a combination of an 11 basis point drop in the earning asset yield and a 17 basis point increase in the cost of funds. The decline in the earning asset yield resulted from net loan run-off experienced during the second quarter causing the average loan to deposit ratio to drop 490 basis points from 72.1% to 67.2%. On average, total loans between quarters were down by $51.5 million with approximately $39 million of the drop caused by a mortgage loan sale and the disposition of a line of business, both of which occurred late in the first quarter. The remainder of the loan decline resulted from the pay-off of several large prime plus floating-rate commercial and commercial mortgage loans. The 17 basis point increase in the cost of funds was due to an unfavorable deposit mix shift and increase in the cost of borrowed funds. A continued customer preference for certificates of deposit in the higher interest rate environment was reflected in the migration of approximately $13.4 million of funds from lower cost savings & NOW accounts into higher fixed-rate certificates of deposit. The Company did notice a significant slow down in this certificate of deposit migration late in the second quarter. This migration of funds combined with upward repricing on maturing certificates of deposit to increase the average cost of deposits by 23 basis points to 4.35%. An eight basis point increase in the cost of borrowed funds reflects the full quarter impact of the Federal Reserve action to increase interest rates by 50 basis points on February 1, 1995.

    Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the second quarter of 1995 increased by $11.0 million or 50.9% when compared to the same 1994 period. This increase was due to the previously mentioned $472 million increase in total average earning assets which caused interest income to rise by $6.3 million. The remainder of the increase in interest income was caused by a favorable rate variance as the Company's total earning asset yield increased by 61 basis points to 7.70%. Within the earning asset base, the yield on total investment securities increased by 148 basis points to 6.99% while the yield on the total loan portfolio increased by 41 basis points to 8.47%. The more significant yield increase in the investment securities portfolio reflects the benefit of several significant repositioning strategies executed during the second half of 1994. The yields in both portfolios were positively impacted by the higher interest rate environment as the prime rate and fed funds rate were approximately 210 basis points higher in the second quarter of 1995 as compared to the second quarter of 1994. Floating-rate assets such as commercial loans tied to prime and adjustable-rate mortgage-backed securities demonstrate the most immediate repricing benefit in a rising interest rate environment.

    The Company's total interest expense for the second quarter of 1995 increased by $9.6 million or 111.0% when compared to the same 1994 period. This higher interest expense was caused by a combination of an increased volume of interest bearing liabilities and an unfavorable rate variance. A $3.9 million volume variance reflects a $489 million increase in average interest bearing liabilities due to the previously mentioned JSB acquisition and the use of FHLB borrowings to fund the balance sheet leverage program. The unfavorable rate variance was due to the higher interest rate environment and previously discussed deposit mix shift from lower cost savings accounts into certificates of deposit.
The increased FHLB borrowings also negatively impacted the liability mix and overall cost of funds since the cost of these borrowings averaged 6.14% for the second quarter of 1995 compared to the Company's cost of deposits of 4.35%.
This
4.35% cost of deposits represented an 108 basis point increase from the prior year quarter and unfavorably increased interest expense by $2.3 million.

    It is important to note that the increased deposit cost was attributed entirely to higher certificate of deposit rates and the mix shift caused by the customer preference for certificates of deposit in the higher rate environment. The Company was again able to maintain the pricing on its $459 million of low cost core savings and NOW accounts during the second quarter of 1995. It has been management's ongoing pricing strategy to position USBANCORP's deposit rates within the lowest quartile of deposit rates offered by commercial banks in its
market area.    Management believes that a constant level of high quality
service
mitigates the impact this rate positioning strategy has on the deposit base size and funds availability provided that the rates offered are not appreciably below competition. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to increase by 144 basis points from 3.44% during the second quarter of 1994 to 4.88% during the second quarter of 1995.

    The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities,
(iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately 34% is used to compute tax equivalent yields.

Three Months Ended June 30 (In thousands, except percentages)

                                           1995                            1994
                                           Interest                        Interest
                                Average    Income/    Yield/    Average    Income/    Yield/
                                Balance    Expense    Rate      Balance    Expense    Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income            $  815,770 $ 17,240   8.47%     $  740,486 $ 14,887   8.06%
   Deposits with banks               8,739      120   5.47             802        6   2.70
   Federal funds sold
     and securities
     purchased under
     agreement to resell             3,983       60   5.96           1,758       18   4.22
   Investment securities:
      Available for sale           306,396    5,647   7.38         216,256    2,754   5.09
      Held to maturity             544,115    9,226   6.79         245,238    3,600   5.87
      Total investment
         securities                850,511   14,873   6.99         461,494    6,354   5.51

   Assets held in trust for
      collateralized
      mortgage obligation            8,425      173   8.23          11,302      249   8.83
Total interest earning
   assets/interest income        1,687,428   32,466   7.70       1,215,842   21,514   7.09
Non-interest earning assets:
   Cash and due from banks          34,991                          37,985
   Premises and equipment           18,831                          16,732
   Other assets                     72,473                          16,868
   Allowance for loan
      losses                       (15,135)                        (15,724)
TOTAL ASSETS                    $1,798,588                      $1,271,703


                             CONTINUED ON NEXT PAGE

THREE MONTHS ENDED June 30
CONTINUED FROM PREVIOUS PAGE

                                                 1995                             1994
                                                 Interest                         Interest
                                     Average     Income/     Yield/   Average     Income/   Yield/
                                     Balance     Expense     Rate     Balance     Expense   Rate
Interest bearing
   liabilities:
   Interest bearing deposits:
   Interest bearing demand           $   97,577  $   353     1.45%    $  101,688      375    1.48%
   Savings                              232,956    1,127     1.94        230,322    1,085    1.89
   Other time                           747,974   10,227     5.48        568,914    5,882    4.15
   Total interest bearing
      deposits                        1,078,507   11,707     4.35        900,924    7,342    3.27

   Short term borrowings:
      Federal funds
        purchased, secur-
        ities sold under
        agreements to
        repurchase and other
        short-term
        borrowings                     181,576     2,550     5.65         57,915      560    3.91

   Advances from Federal
      Home Loan Bank                   223,132     3,686     6.54         33,955      415    4.83
   Collateralized mortgage
      obligation                         7,568       239    12.66         10,246      257   10.07
   Long-term debt                        4,600        47     4.14          2,955       65    8.82
Total interest bearing
   liabilities/interest
   expense                           1,495,383    18,229     4.88      1,005,995    8,639    3.44
Non-interest bearing
   liabilities:
   Demand deposits                     135,025                           133,857
   Other liabilities                    24,943                            16,091
   Stockholders' equity                143,237                           115,760
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                           $1,798,588                        $1,271,703

Interest rate spread                                          2.82                           3.64
Net interest income/
   net interest margin                            14,237      3.38%                12,875    4.24%
Tax-equivalent adjustment                           (701)                            (330)
Net Interest Income                              $13,536                          $12,545

 .....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the second quarter of 1995 totalled $75,000 or 0.04% of total loans. This represented a reduction of $330,000 from the second quarter 1994 provision of $405,000 or 0.22% of total loans. The continued adequacy of the allowance for loan losses at each of the Company's banking subsidiaries supported the reduction in the provision level. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis. At June 30, 1995, the allowance for loan losses at each of the Company's banking subsidiaries was in compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the systematically determined minimum reserve need. In total, the Company's general unallocated reserve was $8.2 million at June 30, 1995. Additionally, the reduction in the provision level was also supported by a favorable downward trend in classified assets (i.e. loans classified olem, substandard, or doubtful) experienced during 1995. Total classified assets dropped by $11 million or 28% from $39.3 million at December 31, 1994, to $28.3 million at June 30, 1995.

 .....NON-INTEREST INCOME.....Non-interest income for the second quarter 1995 totalled $4.5 million which represented a $2.1 million or 83.1% increase when compared to the same 1994 period. This increase was primarily due to the following items:

  a $725,000 gain realized on the sale of investment securities available for sale in the second quarter of 1995 compared to a $482,000 loss realized on investment security transactions in the second quarter of 1994 (a net favorable shift of $1.2 million). The 1995 gain resulted from the sale of $68.6 million of adjustable-rate mortgage securities as well as a few small portfolio clean-up transactions. These sales were executed to (1) provide liquidity for future funding needs and (2) enhance asset/liability management positioning whereby lower lifetime cap arm product was replaced with higher lifetime cap arm product and fixed-rate mortgage pass through securities. The 1994 second quarter loss resulted from a portfolio restructuring designed to
reduce collateralized mortgage obligations in order to   significantly lower
the market valuation risk of the available for sale portfolio, enhance yield performance, and reduce cash flow volatility.

Presented on this page was a graphic presentation of trust income by quarter for the past five quarters. The data points presented were 849, 845, 845, 748, and 712.

    the inclusion of $651,000 of net mortgage servicing income generated from SMC acquired with the JSB acquisition. This amount resulted from $936,000 of mortgage servicing fees net of $285,000 of amortization expense of the cost of purchased mortgage servicing rights. As of June 30, 1995, this mortgage banking subsidiary was servicing $1.4 billion of mortgage loans.

    a $137,000 or 19.2% increase in trust fees to $849,000 in the second quarter of 1995. This core trust fee growth is prompted by the profitable expansion of the Company's business throughout western Pennsylvania including the Greater Pittsburgh marketplace. The Trust staff's marketing skills combined with their proven ability to deliver quality service has been the key to the Company's growth rate, which has approximated 20% annually for each of the past four years. While there can be no assurances of continuation of this trend, these factors provide a foundation for future growth of this important source of fee income.

    a $390,000 increase in other income due in part to $134,000 increase in the net cash surrender value of a $15 million Bank Owned Life Insurance Policy. The remainder of the increase was due to additional fee income resulting from the JSB acquisition. Examples of fee income sources demonstrating increases are: ATM transaction charges, other mortgage banking processing fees, insurance commissions, and check supply sales.

Presented on this page was a graphic presentation of non-interest expense for past four quarters. The data points presented were 12595, 12518, 12760, and 13267.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the second quarter of
1995 totalled $12.6 million which represented a $257,000 or 2.0% decrease when compared to the same 1994 period. This decrease was primarily due to the following items:

    the 1994 second quarter results included a $2.4 million acquisition charge related to the Company's acquisition of JSB. Included within this line item were employee severance costs, data processing conversion costs, marketing and advertising expenses and other acquisition related costs. There were no acquisition costs incurred in the second quarter of 1995.

    a $1.0 million increase in salaries and employee benefits due to the addition of 90 full time equivalent employees ("FTE") associated with the JSB acquisition, planned wage increases approximating 4.0%, and generally higher group medical insurance and profit sharing costs. Since the initial quarter of the JSB acquisition, the Company has reduced FTE by 70 as a result of economy of scale benefits derived from this intra-market merger.

    a $402,000 increase in amortization expense due entirely to the amortization of the goodwill and core deposit intangibles resulting from the JSB acquisition. (See further discussion in Note #14.)

    a $252,000 increase in net occupancy and equipment expense due to the costs associated with operating four additional JSB branches and the occupancy and equipment costs related to the mortgage banking subsidiary.

    a $99,000 increase in supplies, postage and freight expense due to the increase in the size of the customer base and the additional branch offices associated with the JSB acquisition.

    a $90,000 increase in FDIC deposit insurance expense caused by the addition of approximately $190 million of deposits associated with the JSB acquisition.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the second quarter of 1995 was $1.5 million reflecting an effective tax rate of 28.2%. The Company's 1994 second quarter income tax provision was $863,000 or an effective tax rate of 48.8%. The $660,000 increase in income tax expense was due entirely to the higher level of pre-tax earnings in the second quarter of 1995 as the Company benefitted from a reduction in its effective tax rate. This lower effective tax rate was caused by increased total tax-free asset holdings which were $86.5 million higher on average in the second quarter of 1995 as compared to the second quarter of 1994. The tax-free asset holdings consist of municipal investment securities, commercial loan tax anticipation notes, and bank owned life insurance. The 1994 second quarter effective tax rate was also higher than normal due to the non-deductibility of certain acquisition related costs for tax purposes. Net deferred income taxes of $5,163,000 have been provided as of June 30, 1995, on the differences between taxable income for financial and tax reporting purposes.


SIX MONTHS ENDED JUNE 30, 1995 vs. SIX MONTHS ENDED JUNE 30, 1994


 .....PERFORMANCE OVERVIEW.....The Company's net income for the first half of
1995 totalled $7,780,000 or $1.40 per share on a fully diluted basis. The Company's net income for the first six months of 1994 totalled $3,943,000 or $0.83 per share on a fully diluted basis. The 1994 results include a $1,882,000 after-tax acquisition charge related to the purchase of JSB. The 1995 results reflect a $3.8 million or 97.3% earnings increase and a $0.57 or 68.7% improvement in fully diluted earnings per share when compared to the 1994 first six months results. For the first half of 1995, the Company's return on average equity was 11.15% while the return on average assets totalled 0.87%.

    The Company's improved financial performance was due primarily to a reduced loan loss provision, increased non-interest income, and increased net interest income resulting from the JSB acquisition and greater leveraging of the balance sheet. These positive items were partially offset by increased non-interest expense caused largely by the JSB acquisition. Note, however, that when average quarterly non-interest expense for the first half of 1995 is compared to total non-interest expense for the third quarter of 1994 (the first quarter that JSB was reflected in the Company's financial results) there was a $711,000 or 5.4% reduction in non-interest expense due to the Company achieving economy of scale benefits from this intra-market merger. In conjunction with the JSB acquisition, the Company also issued 957,857 new shares of common stock which caused the 17.4% increase in weighted average fully diluted shares outstanding to 5,573,000. This increase is net of the repurchase of 180,956 shares of the Company's common stock since
July 1,
1994. The impact of these net additional shares was the primary reason that the fully diluted EPS growth rate was lower than the net income growth rate experienced in the first half of 1995. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                               Six Months Ended     Six Months Ended
                               June 30, 1995        June 30, 1994
 Net income                    $ 7,780              $ 3,943

 Fully diluted earnings
    per share                     1.40                 0.83

 Return on average assets         0.87%                0.63%

 Return on average equity        11.15                 6.82

 Average fully diluted common
    shares outstanding           5,573                4,746


 .....NET INTEREST INCOME AND MARGIN.....The following table compares the
Company's net interest income and margin performance for the first six months of 1995 to the first six months of 1994 (in thousands, except percentages):

                               Six Months Ended
                                  June 30
                               1995        1994       $ Change    % Change
Interest income                $ 63,988    $ 42,250   21,738       51.5
Interest expense                 35,719      16,804   18,915      112.6
Net interest income              28,269      25,446    2,823       11.1
Tax-equivalent
   adjustment                     1,395         562      833      148.2
Net tax-equivalent
   interest income             $ 29,664    $ 26,008    3,656       14.1

Net interest margin                3.51%       4.33%   (0.82)%      *

*Not meaningful.

     USBANCORP's net interest income on a tax-equivalent basis increased by $3,656,000 or 14.1% while the net interest margin percentage declined by 82 basis points to 3.51%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the JSB acquisition and a greater use of borrowed funds to leverage the balance sheet. For the first half of 1995, total average earning assets were $490 million higher than the comparable 1994 period. While the JSB acquisition and increased leveraging of the balance sheet did cause an increase in net interest income, these same two factors combined with an unfavorable deposit mix shift to cause a compression in the Company's net interest margin percentage. (See discussion in Net Interest Income and Margin section of second quarter 1995 vs. second quarter 1994 comparison.)

     Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first six months of 1995 increased by $22.6 million or 52.7% when compared to the same 1994 period.
This increase was due primarily to the previously mentioned $490 million increase in total average earning assets which caused interest income to rise by $13.5 million. The remainder of the increase in interest income was caused by a favorable rate variance as the Company's total earning asset yield increased by 61 basis points to 7.76%. Within the earning asset base, the yield on total investment securities increased by 157 basis points to 7.01% while the yield on the total loan portfolio increased by 33 basis points to 8.52%. The more significant yield increase in the investment securities portfolio reflects the benefit of several significant repositioning strategies executed during the second half of 1994. The yields in both portfolios were positively impacted by the higher interest rate environment as the prime rate and fed funds rate were approximately 250 basis points higher in the first six months of 1995 as compared to the first six months of 1994. Floating- rate assets such as commercial loans tied to prime and adjustable- rate mortgage-backed securities demonstrate the most immediate repricing benefit in a rising interest rate environment.

     The Company's total interest expense for the first six months of 1995 increased by $18.9 million or 112.6% when compared to the same 1994 period.
This higher interest expense was caused by a combination of an increased volume of interest bearing liabilities and an unfavorable rate variance. A $7.7 million increase in interest expense reflects a $506 million increase in average interest bearing liabilities due to the previously mentioned JSB acquisition and the use of
FHLB borrowings to fund the balance sheet leverage program. The unfavorable rate variance was due to the higher interest rate environment and deposit mix shift from lower cost savings accounts into certificates of deposit.  This deposit mix shift
is evidenced by a 6.6% decline in the ratio of low cost deposits to total deposits
from an average of 56.51% for the first six months of 1994 to an average of
49.9%
for the first six months of 1995. The increased FHLB borrowings also negatively impacted the liability mix and overall cost of funds since the cost of these borrowings averaged 6.09% for the first half of 1995 compared to the Company's cost of deposits of 4.24%. This 4.24% cost of deposits represented a 98 basis point increase from the first six months of 1994 and unfavorably increased interest
expense by $4.2 million.   The combination of all these price and liability
composition movements caused USBANCORP's average cost of interest bearing liabilities to increase by 138 basis points from 3.41% during the first six months of 1994 to 4.79% during the first six months of 1995.

     The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately 34% is used to compute tax equivalent yields.

Six Months Ended June 30 (In thousands, except percentages)

                                         1995                             1994
                                         Interest                         Interest
                              Average    Income/      Yield/   Average    Income/    Yield/
                              Balance    Expense      Rate     Balance    Expense    Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income          $  841,469 $ 35,668     8.52%    $  737,767 $ 30,040   8.19%
   Deposits with banks             6,147      193     6.26          1,185       17   2.72
   Federal funds sold
     and securities.
     purchased under
     agreement to resell           3,043       98     6.38          2,186       38   3.54
   Investment securities:
      Available for sale         283,488   10,353     7.31        300,755    7,937   5.27
      Held to maturity           547,294   18,724     6.85        146,355    4,259   5.84
      Total investment
         securities              830,782   29,077     7.01        447,110   12,196   5.44

   Assets held in trust for
      collateralized
      mortgage obligation          8,628      347     8.11         12,089      521   8.69
Total interest earning
   assets/interest income      1,690,069   65,383     7.76      1,200,337   42,812   7.15
Non-interest earning assets:
   Cash and due from banks        37,283                           38,262
   Premises and equipment         18,940                           16,820
   Other assets                   66,924                           18,517
   Allowance for loan
      losses                     (15,362)                         (15,562)
TOTAL ASSETS                  $1,797,854                       $1,258,374

                             CONTINUED ON NEXT PAGE

SIX MONTHS ENDED June 30
CONTINUED FROM PREVIOUS PAGE

                                          1995                            1994
                                          Interest                        Interest
                              Average     Income/    Yield/    Average    Income/    Yield/
                              Balance     Expense    Rate      Balance    Expense    Rate
Interest bearing
   liabilities:
   Interest bearing
      deposits:
   Interest bearing
      demand                  $    98,497     711     1.46%    $  102,435      751   1.48%
   Savings                        235,963   2,277     1.95        231,597    2,171   1.89
   Other time                     739,245  19,581     5.34        573,070   11,763   4.13
   Total interest bearing
      deposits                  1,073,705  22,569     4.24        907,102   14,685   3.26

   Short term borrowings:
      Federal funds
        purchased, secur-
        ities sold under
        agreements to
        repurchase and other
        short-term
        borrowings                186,370  5,214      5.64        39,082       682   3.54

   Advances from Federal
      Home Loan Bank              225,386  7,329      6.47        32,540       767   4.69
   Collateralized mortgage
      obligation                    7,772    482     12.50        11,027       544   9.95
   Long-term debt                   5,412    125      4.67         3,107       126   8.21
Total interest bearing
   liabilities/interest
   expense                      1,498,645 35,719      4.79       992,858    16,804   3.41
Non-interest bearing
   liabilities:
   Demand deposits                134,283                        133,113
   Other liabilities               24,164                         15,884
   Stockholders' equity           140,762                        116,519
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                      $1,797,854                     $1,258,374

Interest rate spread                                  2.97                           3.74
Net interest income/
   net interest margin                    29,664      3.51%                 26,008   4.33%
Tax-equivalent adjustment                 (1,395)                             (562)
Net Interest Income                      $28,269                           $25,446


 .....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the first six months of 1995 totalled $195,000 or 0.05% of total loans compared to a provision of $810,000 or 0.22% of total loans for the same 1994 period. The reduced provision in 1995 reflects the continued adequacy of the allowance for loan losses at each of the Company's banking subsidiaries and a declining trend in classified assets. At June 30, 1995, the balance in the allowance for loan losses totalled $14.9 million or 157.2% of total non-performing assets.

 .....NON-INTEREST INCOME.....Non-interest income for the first six months of
1995 totalled $8.0 million which represented a $2.9 million or 56.3% increase when compared to the same 1994 period. This increase was primarily due to the following items:

  a $905,000 gain realized on the disposition of Frontier Finance Company, a subsidiary of Community Savings Bank. This business line was sold because it did not fit into the Company's future strategic plans and was not meeting internal return on equity performance requirements.

 a $758,000 loss realized on the sale of loans and loans held for sale in the first six months of 1995 compared to a $541,000 gain realized in the first six months of 1994 (a net unfavorable shift of $1.3 million). The 1995 loss resulted primarily from the first quarter sale of $34 million of fixed-rate residential mortgage loans with a weighted average coupon of 7.79% and a weighted average maturity of 168 months. This sale was executed to diversify the Company's balance sheet mix and reduce its overall dependence on fixed-rate residential mortgage loans. The majority of the proceeds from the sale were reinvested in adjustable-rate agency securities to increase the repricing sensitivity of the Company's earning assets.

 the inclusion of $1.3 million of net mortgage servicing income generated from SMC acquired with the JSB acquisition. This amount resulted from $1.9 million of mortgage servicing fees net of $570,000 of amortization expense of the cost of purchased mortgage servicing rights. SMC's servicing portfolio has benefited from higher interest rates in 1995 as the value of the servicing portfolio typically increases in a rising interest rate environment due to slower mortgage prepayment speeds. This consequently results in reduced amortization expense for purchased mortgage servicing rights as evidenced by a $176,000 reduction in amortization expense when the second half of 1994 is compared to the first half of 1995.

 a $724,000 gain realized on the sale of investments securities available for sale in the first half of 1995 compared to a $211,000 loss realized on investment security transactions in the first half of 1994 (a net favorable shift of $935,000). The 1995 gain resulted from the sale of $68.6 million of adjustable- rate mortgage securities as well as a few small portfolio clean up transactions. These sales were executed to (1) provide liquidity for future funding needs and (2) enhance asset/liability management positioning whereby lower lifetime cap arm product was replaced with higher lifetime cap arm product and fixed rate mortgage pass through securities.

 a $264,000 or 18.5% increase in trust fees to $1.7 million in the first six months of 1995. This core trust fee growth is prompted by the profitable expansion of the Company's business throughout western Pennsylvania including the Greater Pittsburgh marketplace.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the first six months of
1995 totalled $25.1 million which represented a $1.6 million or 6.9% increase when compared to the same 1994 period. This increase was primarily due to the following items:

  the 1994 results included a $2.4 million acquisition charge related to the Company's acquisition of JSB. There were no acquisition costs incurred in the first six months of 1995.

  a $2.1 million increase in salaries and employee benefits due to the addition of 90 full time equivalent employees ("FTE") associated with the JSB acquisition, planned wage increases approximating 4.0%, and generally higher group medical insurance and profit sharing costs.

  a $783,000 increase in amortization expense due entirely to the amortization of the goodwill and core deposit intangibles resulting from the JSB acquisition. (See further discussion in Note #14.)

  a $444,000 increase in net occupancy and equipment expense due to the costs associated with operating four additional JSB branches and the occupancy and equipment costs related to the mortgage banking subsidiary.

  a $203,000 increase in supplies, postage and freight expense due to the increase in the size of the customer base and the additional branch offices associated with the JSB acquisition.

  a $185,000 increase in FDIC deposit insurance expense caused by the addition of approximately $190 million of deposits associated with the JSB acquisition.

 .....NET OVERHEAD BURDEN.....The Company's net overhead to tax equivalent net interest income ratio showed improvement as it declined from 61.3% for the first six months of 1994 to 57.6% for the first six months of 1995. (The 1994 amount is exclusive of the acquisition charge.) The successful integration of JSB and the cost savings from intra-market consolidation related opportunities combined with higher non-interest income to cause the improvement noted in the first six months of 1995. Management has targeted a goal of reducing the Company's net overhead expense to net interest income ratio to 55% through additional productivity enhancements, operational efficiencies, and growth of fee income.

 .....JSB INTEGRATION BENEFITS.....During the first half of 1995, the Company continued the process of integrating JSB into its U.S. Bank subsidiary in order to realize the targeted minimum of $3.8 million of pre-tax savings opportunities resulting from this intra-market consolidation. Specific cost savings/revenue generating actions completed since the acquisition included: a computer conversion from JSB's outside data processing service bureau to U.S. Bank's internal data processing system, the consolidation of two JSB branches into the Company's existing retail delivery system, the consolidation of back room check clearing and item processing operations, the consolidation of several administrative functions such as executive administration, accounting and internal audit, the transfer of all subsidiary banks' mortgage servicing to Standard Mortgage Corporation, an investment portfolio repositioning strategy that resulted in the sale of approximately 90% of JSB's securities portfolio, and the downward repricing of several low cost deposit products. The favorable pre-tax benefits recognized during the first half of 1995 due to these initiatives amounted to approximately $2.5 million and will approximate
$5.0 million for the full year 1995. The improved total pre-tax benefits from the integration reflect better than expected net interest margin enhancements at JSB, as the Company fully expects to garner each dollar of its initial estimated annual cost savings. Overall, the Company has retained approximately 50 employees or just 42% of the original JSB total (excluding Standard Mortgage Corporation) of 120 full-time equivalent employees.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first six months of 1995 was $3.2 million reflecting an effective tax rate of 29.2%. The
Company's income tax provision for the first six months of 1994 was $2.3 million or an effective tax rate of 37.2%. The $871,000 increase in income tax expense was due entirely to the higher level of pre-tax earnings in the first half of 1995 as the
Company benefitted from a reduction in its effective tax rate. This lower effective tax rate was caused by increased total tax-free asset holdings which were
$86.5 million higher on average in the first six months of 1995 as compared to the first six months of 1994.


 .....BALANCE SHEET.....The Company's total consolidated assets were $1.799 billion
at June 30, 1995, compared with $1.789 billion at December 31, 1994, which represents a modest increase of $10.1 million or 0.6%. When compared to June 30, 1994, total assets increased by $108 million or 6.4% due to increased leveraging of the balance sheet through the use of funding sources available from the Federal Home Loan Bank.

During the first half of 1995, total loans and loans held for sale declined by approximately $66.3 million or 7.6% due primarily to the sale of $34 million of fixed-rate residential mortgage loans, a $15 million reduction in consumer loans due to the disposition of a business line, the early payoff of several large commercial loans which totalled approximately $20 million, and continued net loan run-off experienced in the indirect auto loan portfolio. Total investment securities increased by $56.5 million as purchases of adjustable-rate mortgage-backed securities with higher lifetime caps, municipal securities and mortgage pass-thru securities were made to utilize the funds provided by the overall net loan portfolio runoff. The increase in other assets reflects the purchase of a $15 million bank owned life insurance policy.

Total deposits increased by $38.2 million or 3.2% since December 31, 1994, with the increase occurring equally in both non-interest bearing and interest bearing deposits. The growth in interest bearing deposits has occurred predominately in certificates of deposit as customers have demonstrated a preference for this product in the higher interest rate environment. The growth in non-interest bearing deposits reflects an unusually large seasonal build up in demand deposits which dropped to a more typical level a few days after quarter end. This demand deposit build up was responsible for the $16.8 million federal funds sold position at June 30, 1995.

The Company's total borrowed funds position declined by $39.4 million since December 31, 1994, as balance sheet leverage opportunities were limited in the second quarter of 1995 due to a decline in the steepness of the yield curve. Accordingly, the Company used funds generated from interest bearing deposit growth and the cash flow from the securities portfolio to paydown FHLB borrowings. Overall, the Company's asset leverage ratio increased by 26 basis points to 6.90% at June 30, 1995.

The Company now carries $20.0 million of goodwill and $5.8
million of core deposit intangible assets on its balance sheet.  The majority
of these intangible assets were originated with the JSB acquisition.    The
Company paid this premium for JSB and believes its franchise value has been strengthened by the acquisition for several reasons:

 JSB's customer base, branch locations, and approximately $190 million of stable low cost core deposits allowed the Company to obtain a 25% market share leadership position in Cambria County - one of its primary markets.

 the intra-market consolidation opportunities are generating significant ongoing earnings enhancements.

 .....MARKET AREA ECONOMY.....The economy-at-large can best be described as
"lackluster," with the majority of the market area experiencing little to no economic growth. Although inflationary pressures are receding in response to the
Federal Reserve's tight monetary policy, consumer loan demand has slowed to a "trickle." Both the suburban Pittsburgh and Johnstown Region's have experienced little growth in deposit volumes. Lending activity can best be described in both regions as steady. Loan payments continued to exceed new volume, causing loans outstanding to steadily decline.

Cambria County continues to progress from a region of core steel manufacturing to a more diversified business environment. Two Johnstown hospitals, Conemaugh Hospital and Good Samaritan Medical Center, have embarked on a study to merge some administrative functions, programs, and facilities. Significant cost savings could be realized if the project is successfully implemented. Additionally, the officials of the Cambria County War Memorial have entered into a feasibility study on expanding the facility into a mini-convention center.

In the suburban Pittsburgh Region, abandoned industrial sites in the Pittsburgh area may become easier to transform thanks to legislators in Harrisburg. Passed by the House and the Senate, Governor Ridge signed legislation which makes "brownfield" sites (former industrial sites) that require environmental rehabilitation easier to develop.

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


The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):


                                             June 30          December 31      June 30
                                             1995             1994             1994
     Total loan delinquency (past due
        30 to 89 days)                       $10,340          $12,832          $11,852
     Total non-accrual loans                   5,929            5,446            4,416
     Total non-performing assets<F1>           9,467            7,901            6,649
     Loan delinquency, as a percentage
        of total loans and loans held
        for sale, net of unearned income        1.29%            1.48%            1.41%
     Non-accrual loans, as a percentage
        of total loans and loans held
        for sale, net of unearned
        income                                  0.74             0.63             0.52
     Non-performing assets, as a
        percentage of total loans and
        loans held for sale, net of
        unearned income, and other
        real estate owned                       1.18             0.91             0.79

<F1>Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.


     At June 30, 1995, non-accrual loans as a percentage of total loans and loans held for sale, net of unearned income, were 0.74%. Total non-performing assets as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned were 1.18% at this same date. Both of these amounts increased from December 31, 1994, due to a higher amount of non-performing mortgage loans and a reduced level of total loans outstanding. Total loan delinquency (past due 30 to 89 days) decreased by $2.5 million, when compared to December 31, 1994, causing the ratio to total loans to decrease to 1.29%.

     Potential problem loans consist of loans which are included in performing loans, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At June 30, 1995, all identified potential problem loans were included in the preceding table.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):


                                               June 30           December 31      June 30
                                               1995              1994             1994
     Allowance for loan losses                 $ 14,886          $ 15,590         $ 19,247
     Amount in the allowance
        for loan losses
        allocated to "general risk"               8,192             6,643            8,629
     Allowance for loan losses as
        a percentage of each of
        the following:
          total loans and loans
             held for sale,
            net of unearned income                 1.86%            1.80%             2.29%
          total delinquent loans
             (past due 30 to 89 days)            143.97           121.49            162.39
          total non-accrual loans                251.07           286.27            435.85
          total non-performing assets            157.24           197.32            289.47


     Since December 31, 1994, the balance in the allowance for loan losses has declined by $704,000 to $14.9 million. The disposition of a business line reduced the allowance for loan losses by $342,000. The remainder of the decline was due to net charge-offs exceeding the loan loss provision by $362,000. During the first six months of 1995, net charge-offs amounted to $557,000 or 0.13% of total loans compared to net charge-offs of $245,000 or 0.07% of total loans for the same 1994 period. The higher 1995 amount resulted from the charge-off of $350,000 of commercial loans which had been allocated for within the allowance for loan losses.

     The portion of the Company's allowance which is allocated to "general risk" and not to any particular loan or loan category increased to $8.2 million at June 30, 1995. The amount of the reserve allocated to general risk now represents 55.0% of the total allowance for loan losses.

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

     The following table presents a summary of the Company's static GAP positions (in thousands, except for the GAP ratios):

                                    June 30           December 31       June 30
                                    1995              1994              1994

    Six month cumulative GAP
        RSA................         $ 537,659         $ 487,450         $ 403,474
        RSL................          (692,610)         (673,196)         (536,740)
        Off-balance sheet
           hedges..........            50,000            90 000                 -
        GAP................         $(104,951)        $ (95,746)        $(133,266)
        GAP ratio..........              0.84X             0.84X             0.75X
        GAP as a % of total
           assets..........             (5.83)%           (5.35)%           (7.88)%
        GAP as a % of total
           capital.........            (71.58)           (69.82)           (97.20)

    One year cumulative GAP
        RSA................         $ 721,672         $ 675,875         $ 597,293
        RSL................          (839,446)         (849,153)         (693,816)
        Off-balance sheet
           hedges..........            50,000           (10,000)                -
        GAP................         $ (67,774)        $(183,278)        $ (96,523)
        GAP ratio..........              0.91X             0.79X             0.86X
        GAP as a % of total
           assets..........             (3.77)%          (10.25)%           (5.71)%
        GAP as a % of total
           capital.........            (46.22)          (133.65)           (70.40)


    When June 30, 1995, is compared to December 31, 1994, the Company's six month cumulative GAP ratio was relatively constant while the one year cumulative GAP ratio became less negative. As separately disclosed in the above table, the hedge transactions (described in detail in Note #13) reduced the negativity of both the six month and one year GAP by $50 million. The purchase of adjustable-rate mortgage-backed securities throughout the first half of 1995 to replace maturing securities and the $34 million of sold fixed-rate mortgage loans increased the earning asset sensitivity and also contributed to the reduction in the negativity of the one year static GAP position.

    A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc. At June 30, 1995, the balance in these accounts totalled $459 million or 25.5% of total assets. Within the above static GAP table, approximately $135 million or 30% of the total low cost core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this 30% assumption is based upon historical experience in varying interest rate environments and is consistently used for all
GAP ratios presented. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that up to a 250 basis point increase in rates will not necessitate a change in the cost of these accounts. Indeed, throughout 1994 and the first half of 1995, the Company has been able to hold steady the pricing of these accounts despite seven Federal Reserve rate movements which caused a total 300 basis point increase in both the fed funds and prime rate. Given the 25 basis point reduction in the federal funds rate announced by the Federal Reserve in early July, the Company believes it will be able to maintain the current pricing on low cost accounts through the remainder of 1995.

    There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places considerable emphasis on simulation modeling to manage and measure interest rate risk. At June 30, 1995, these varied economic interest rate simulations indicated that the maximum negative variability of USBANCORP's net interest income over the next twelve month period was -4.0% under an upward rate shock forecast reflecting a 200 basis point increase in interest rates.  Capital  impairment under  this  simulation
was estimated to be less than  2.0%.   A more moderate near-term forecast
simulation reflecting a 125 basis point increase in rates indicates net interest
income variability of    -1.8% and capital impairment of less than 1.0%.  The
off balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income in a rising interest rate environment. The Company's asset liability management policy seeks to limit net interest income variability to plus or minus 7.5%.

    Within the investment portfolio, 37.7% of the portfolio is currently classified as available for sale and 62.3% as held to maturity. The available for sale classification provides management with greater flexibility to more actively manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30 year mortgage loans.
The Company will retain servicing rights at its mortgage banking subsidiary and recognize fee income over the remaining lives of the loans sold at an average rate of approximately 30 basis points on the loan balances outstanding.

 .....LIQUIDITY.....Financial institutions must maintain liquidity to meet day-
to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totalled $187 million at June 30, 1995, $146 million at December 31, 1994, and $167 million at March 31, 1994. Maturing and repaying loans as well as the monthly cash flow associated with certain asset- and mortgage-backed securities are other sources of asset liquidity.

    Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At June 30, 1995, USBANCORP's subsidiaries had approximately $168.4 million of unused lines of credit available under informal arrangements with correspondent banks compared to $137.6 million at June 30, 1994. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer-term advances up to approximately 80% of their investment
in assets secured by one-to-four family residential real estate.   This would
suggest a current total available Federal Home Loan Bank borrowing capacity of approximately $339 million. Furthermore, USBANCORP had available at June 30, 1995, $1.5 million of a total $2.5 million unsecured line of credit.

    Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $9.8 million from December 31, 1994, to June 30, 1995, due primarily to $12.5 million of net cash provided by operating activities. Investing activities provided net cash of $3.7 million during the first half of 1995 while financing activities used $6.4 million of net cash during that same period. Within investing activities, purchases of investment securities exceeded the cash proceeds from investment security maturities and sales by approximately $45.6 million. Cash advanced for new loan fundings totalled $129 million and was approximately $64.6 million less than the cash received from loan principal payments and sales. Within financing activities, cash generated from the sale of new certificates of deposit exceeded cash payments for maturing certificates of deposit by $44.1 million.

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

 .....CAPITAL RESOURCES.....The following table highlights the Company's compliance with the required regulatory capital ratios for each of the periods presented (in thousands, except ratios):



                               June 30, 1995           December 31, 1994       June 30, 1994
                               Amount      Ratio       Amount       Ratio      Amount       Ratio
RISK-ADJUSTED
  CAPITAL RATIOS
Tier 1 capital                 $  122,453  13.09%      $  117,480   12.45%     $  109,371   9.67%
Tier 1 capital
  minimum
  requirements                     37,408   4.00           37,745    4.00          45,242   4.00
Excess                         $   85,045   9.09%      $   79,735    8.45%     $   64,129   5.67%

Total capital                  $  134,143  14.34%      $  129,275   13.70%     $  123,509   10.92%
Total capital
   minimum
   requirements                    74,816   8.00           75,489    8.00          90,485   8.00
Excess                         $   59,327   6.34%      $   53,786    5.70%     $   33,024   2.29%

Total risk-
   adjusted
   assets                      $  935,199              $  943,614              $1,131,057

ASSET LEVERAGE
   RATIO
Tier 1 capital                 $  122,453   6.90%      $  117,480    6.64%     $  109,371   6.58%
Minimum
   requirements                    88,739   5.00           88,462    5.00          83,171   5.00
Excess                         $   33,714   1.90%      $   29,018    1.64%     $   26,200   1.58%

Total adjusted
   assets                      $1,774,782              $1,769,234              $1,663,411


     Between December 31, 1994, and June 30, 1995, there was an increase in each of the regulatory capital ratios due to overall net growth in equity and a reduction in the Company's borrowed funds position. The Company did repurchase 53,256 shares or $1.2 million of its common stock during the second quarter of 1995. Through June 30, 1995, the Company has repurchased a total of 180,956 shares of its common stock at a total cost of $4.3 million. The Company recently received approval from a correspondent bank for a $10 million line of credit which will be used as needed for the buyback of common stock. The Company currently estimates that it will repurchase approximately $2 to $3 million of its common stock on a quarterly basis.

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

     The Company's declared Common Stock cash dividend per share was $0.52 for the first six months of 1995 which was a 10.6% increase over the $0.47 per share dividend for the same 1994 interim period. The dividend yield on the Company's common stock now approximates 4.5% compared to an average common dividend yield for Pennsylvania bank holding companies of approximately 3.0%. The Company remains committed to a progressive total shareholder return which includes maintaining the common dividend at a higher level than peer.

Presented on this page was a service area map reflecting the six counties serviced by USBANCORP, Inc.

<page)49
Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of shareholders of USBANCORP, Inc. was held on April 25, 1995. The results of the items submitted for a vote are as follows:

     The proposed Executive Annual Incentive Plan:
                              Number of Votes      % of total
                                    Cast           outstanding
                                                      shares

          For                    4,100,403           73.422%
          Against                  231,818            4.151%
          Abstain                   71,696            1.284%

     The proposed amendment to the 1991 Stock Option Plan:
                              Number of Votes       % of total
                                    Cast            outstanding
                                                       shares

          For                    4,053,493           72.582%
          Against                  375,844            6.730%
          Abstain                   76,096            1.363%

     The proposed Independent Directors Annual Retainer Plan:
                              Number of Votes       % of total
                                    Cast            outstanding
                                                       shares

          For                    4,102,268           73.455%
          Against                  232,019            4.155%
          Abstain                   69,630            1.247%

     The following six Directors, whose term will expire in 1998, were re-
elected:
                            Number of Votes         % of total
                            Cast for Class II       outstanding
                                 Director              shares

Michael F. Butler                 4,420,977          79.162%
James C. Dewar                    4,399,107          78.770%
Terry K. Dunkle                   4,414,826          79.052%
Dennis J. Fantaski                4,421,709          79.175%
John H. Kunkle, Jr.               4,209,657          75.378%
Jack Sevy                         4,418,066          79.110%

     The following Directors' terms will continue after this meeting:

     Directors whose term will          Directors whose term will
     expire in 1996:                    expire in 1997:

     Jerome M. Adams                    Clifford A. Barton
     Robert A. Allen                    Louis Cynkar
     James M. Edwards, Sr.              James F. O'Malley
     Richard W. Kappel                  Frank J. Pasquerilla
     James C. Spangler                  Thomas C. Slater
     Robert L. Wise                     W. Harrison Vail

     There were 2,149 votes disqualified in all matters voted upon at the 1994 USBANCORP Annual Meeting.

Item 6.   Exhibits and Reports on Form 8-K

     The exhibits listed below are filed herewith or to other filings.

     (a)  Exhibit

          3.1 Articles of Incorporation, as amended on February 24, 1995.

          3.2 Bylaws, as amended and restated on
              February 24, 1995.

          15.1 Letter re: unaudited interim financial information.

          27  Financial Data Schedule.

     (b)  Reports on Form 8-K

          USBANCORP, Inc. corporate restructuring plan dated
          May 1, 1995.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              USBANCORP, Inc.
                                                   Registrant


Date:  August 14, 1995                      /s/Terry K. Dunkle
                                               Terry K. Dunkle
                                       Chairman, President and
                                       Chief Executive Officer



Date:  August 14, 1995                  /s/Orlando B. Hanselman
                                           Orlando B. Hanselman
                                       Executive Vice President
                                    and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
USBANCORP, Inc.:

We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three- and six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

/s/ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
July 20, 1995

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