Form 10-Q
period 1995-09-30
USBANCORP INC /PA/
filed 1995-11-14
CIK 707605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

          Quarterly Report Pursuant to Section 13 or 15(d) of the
 X        Securities Exchange Act of 1934

For the period ended               September 30, 1995

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

                       X  Yes          No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                      Outstanding at October 31, 1995
Common Stock, par value $2.50               5,306,957
per share

                              USBANCORP, INC.

                                   INDEX


                                                       Page No.
PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheet -
               September 30, 1995, December 31, 1994,
               and September 30, 1994                          3


          Consolidated Statement of Income -
               Three Months and Nine Months Ended
               September 30, 1995, and 1994                    4


          Consolidated Statement of Changes
               in Stockholders' Equity -
               Nine Months Ended
               September 30, 1995, and 1994                    6


          Consolidated Statement of Cash Flows -
               Nine Months Ended
               September 30, 1995, and 1994                    7


          Notes to Consolidated Financial
               Statements                                      9


          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                      23


Part II.  Other Information                                   50

                               USBANCORP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)


                                            September 30       December 31     September 30
                                            1995               1994            1994
                                            (Unaudited)                        (Unaudited)

ASSETS
   Cash and due from banks                  $    36,575        $    48,841     $   44,474
   Interest bearing deposits with
        banks                                     1,513              5,050          2,911
  Investment securities:
     Available for sale                         351,259            259,462        256,757
     Held to maturity (market value
       $523,525 on September 30, 1995,
       $501,485 on December 31, 1994,
       and $501,222 on September 30, 1994)      519,411            524,638        513,014
  Assets held in trust for collateralized
     mortgage obligation                          7,430              9,104          9,530
  Loans held for sale                             2,763             18,077         12,844
  Loans                                         814,526            853,759        877,571
  Less:  Unearned income                          2,676              3,832          4,157
         Allowance for loan losses               14,899             15,590         19,495
       Net Loans                                796,951            834,337        853,919

  Premises and equipment                         18,992             19,100         19,148
  Accrued income receivable                      16,218             16,894         14,098
  Purchased mortgage servicing rights            11,440             11,452         11,530
  Goodwill and core deposit intangibles          25,160             27,009         27,708
  Other assets                                   43,826             14,926         19,585
        TOTAL ASSETS                        $ 1,831,538        $ 1,788,890    $ 1,785,518

LIABILITIES
  Non-interest bearing deposits             $   140,567        $   144,013    $   146,686
  Interest bearing deposits                   1,050,376          1,052,233      1,058,322
     Total deposits                           1,190,943          1,196,246      1,205,008
  Federal funds purchased and
       securities sold under agreements
     to repurchase                               21,761            143,289        128,818
  Other short-term borrowings                    26,344             75,295         68,237
  Advances from Federal Home Loan Bank          412,108            200,094        207,790
  Collateralized mortgage obligation              6,891              8,251          8,682
  Long-term debt                                  3,749              5,806          6,563
  Other liabilities                              26,406             22,773         23,501

        TOTAL LIABILITIES                     1,688,202          1,651,754      1,648,599

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
     2,000,000 shares authorized;
     there were no shares issued and
     outstanding for the periods
     presented                                      -                   -              -
  Common stock, par value $2.50 per share;
     12,000,000 shares authorized;
     5,299,457 shares issued and outstand-
     ing on September 30, 1995; 5,582,155 shares
     issued and outstanding on December 31,
     1994; 5,623,055 shares issued and
     outstanding on September 30, 1994           14,307             14,275         14,273
  Treasury stock, 423,212 shares at cost        (11,007)            (3,064)        (2,136)
  Surplus                                        93,153             92,923         92,913
  Retained earnings                              47,720             40,355         38,086
  Net unrealized holding losses on
     available for sale securities                 (837)            (7,353)        (6,217)
          TOTAL STOCKHOLDERS' EQUITY            143,336            137,136        136,919
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                $ 1,831,538        $ 1,788,890    $ 1,785,518


   See accompanying notes to consolidated financial statements.

                                USBANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                   Unaudited

                                                   Three Months Ended           Nine Months Ended
                                                   September 30                 September 30
                                                   1995         1994            1995       1994
INTEREST INCOME
   Interest and fees on loans and loans held
      for sale:
         Taxable                                   $ 17,412     $ 17,538        $ 51,425   $ 46,531
         Tax exempt                                     445          603           1,694      1,429
   Deposits with banks                                   51           95             244        112
   Federal funds sold and securities
      purchased under agreements to resell               41           44             139         82
   Investment securities:
      Available for sale                              6,256        4,140          16,609     12,077
      Held to maturity                                8,468        6,835          26,203     10,753
   Assets held in trust for collateralized
      mortgage obligation                                60          207             407        728
         Total Interest Income                       32,733       29,462          96,721     71,712

INTEREST EXPENSE
   Deposits                                          11,641        9,606          34,210     24,291
   Federal funds purchased and securities
      sold under agreements to repurchase               685        1,272           4,694      1,613
   Other short-term borrowings                           57          471           1,262        812
   Advances from Federal Home Loan Bank               6,138        2,094          13,467      2,861
   Collateralized mortgage obligation                   189          241             671        785
   Long-term debt                                        55           97             180        223
         Total Interest Expense                      18,765       13,781          54,484     30,585

NET INTEREST INCOME                                  13,968       15,681          42,237     41,127
   Provision for loan losses                             45          225             240      1,035

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                       13,923       15,456          41,997     40,092

NON-INTEREST INCOME
   Trust fees                                           852          748           2,546      2,178
   Net realized gains (losses)
      on investment securities                         (125)          25             599       (186)
   Net realized gains (losses) on loans and
      loans held for sale                               284          181            (474)       722
   Gain on disposition of business line                   -            -             905          -
   Wholesale cash processing fees                       293          306             880        930
   Service charges on deposit accounts                  736          741           2,150      2,017
   Net mortgage servicing fees                          617          468           1,950        468
   Other income                                       1,327          933           3,454      2,408
         Total Non-Interest Income                    3,984        3,402          12,010      8,537

NON-INTEREST EXPENSE
   Salaries and employee benefits                     6,362        6,495          19,000     17,063
   Net occupancy expense                              1,021        1,112           3,162      3,065
   Equipment expense                                    801          793           2,539      2,275
   Professional fees                                    564          706           1,677      1,687
   Supplies, postage, and freight                       661          625           1,957      1,718
   Miscellaneous taxes and insurance                    355          316           1,048        903
   FDIC deposit insurance expense                       113          702           1,470      1,874
   Amortization of goodwill and
      core deposit intangibles                          624          700           1,849      1,143
   Acquisition charge                                     -            -               -      2,437
   Other expense                                      2,105        1,818           5,017      4,594
         Total Non-Interest Expense                $ 12,606     $ 13,267        $ 37,719   $ 36,759


                             CONTINUED ON NEXT PAGE


CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE

                                                  Three Months Ended            Nine Months Ended
                                                  September 30                  September 30
                                                  1995          1994            1995        1994

INCOME BEFORE INCOME TAXES                        $  5,301      $  5,591        $ 16,288    $ 11,870
   Provision for income taxes                        1,393         1,887           4,600       4,223

NET INCOME                                        $  3,908      $  3,704        $ 11,688    $  7,647

PER COMMON SHARE DATA:
   Primary:
      Net income                                  $   0.72      $   0.65        $   2.11    $   1.51
      Average shares outstanding                  5,447,598     5,673,464       5,529,706   5,055,107
   Fully Diluted:
      Net income                                  $   0.72      $   0.65        $   2.11    $   1.51
      Average shares outstanding                  5,456,042     5,673,764       5,548,170   5,055,207
   Cash Dividends Declared                        $   0.27      $   0.25        $   0.79    $   0.72


See accompanying notes to consolidated financial statements.

                                USBANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   Unaudited

                                                                                       Net
                                                                                       Unrealized
                                                                                       Holding
                                Preferred   Common   Treasury              Retained    Gains
                                Stock       Stock    Stock      Surplus    Earnings    (Losses)     Total
Balance December 31,
   1993                         $       -   $ 11,815 $      -   $ 70,720   $ 34,080    $        -   $116,615
Net income                              -          -        -          -      7,647             -      7,647
Dividend reinvestment
   and stock
   purchase plan                        -         63        -        521          -             -        584
Net unrealized holding
   gains (losses) on
   investment
   securities                           -          -        -          -          -        (6,217)    (6,217)
Common shares issued to
   acquire Johnstown Savings
   Bank (957,857 shares @
   $25.125 per share)                   -      2,395        -     21,672          -             -     24,067
Treasury stock, 86,000 shares
   at cost                              -          -   (2,136)         -          -             -     (2,136)
Cash dividends
   declared:
   Common stock($0.22
   per share on 4,737,321
   shares and $0.25 per
   share on 4,745,247
   shares, and $0.25 per
   share on 5,648,550
   shares)                              -          -        -         -      (3,641)            -     (3,641)
Balance September 30,
   1994                         $       -   $ 14,273  $(2,136) $ 92,913    $ 38,086    $   (6,217)  $136,919

Balance December 31,
   1994                         $       -   $ 14,275  $ (3,064)$ 92,923    $ 40,355    $   (7,353)  $137,136
Net income                              -          -         -        -      11,688             -     11,688
Dividend reinvest-
   ment and stock
   purchase plan                        -         32         -      230           -             -        262
Net unrealized
   holding gains
   (losses) on
   investment
   securities                           -          -         -        -           -         6,516      6,516
Cash dividends
   declared:
   Common stock
   ($0.25 per share
   on 5,584,722
   shares, $0.27 per
   share on 5,531,966
   shares, and $0.27
   per share on
   5,304,457 shares)                    -           -        -        -      (4,323)            -     (4,323)
Treasury stock
   purchase of
   295,512 shares
   at cost                              -           -   (7,943)       -           -             -     (7,943)
Balance September 30,
   1995                         $       -    $ 14,307 $(11,007)$ 93,153    $ 47,720    $     (837)  $143,336

See accompanying notes to consolidated financial statements.

                               USBANCORP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  Unaudited

                                                                      Nine Months Ended
                                                                      September 30
                                                                      1995         1994
OPERATING ACTIVITIES
   Net income                                                         $  11,688    $   7,647
   Adjustments to reconcile net income to net cash provided
           by operating activities:
     Provision for loan losses                                              240        1,035
     Depreciation and amortization expense                                1,833        1,730
     Amortization expense of goodwill and core deposit
       intangibles                                                        1,849        1,143
     Amortization expense of purchased mortgage servicing
       rights                                                               870          411
     Net (accretion) amortization of investment securities               (1,896)         459
     Net realized (gains) losses on investment securities                  (599)         186
     Net realized losses (gains) on loans and loans held
       for sale                                                             474         (722)
     Decrease (increase) in accrued income receivable                       676       (3,350)
     Increase (decrease) in accrued expense payable                       3,852         (353)
  Net cash provided by operating activities                              18,987        8,186

INVESTING ACTIVITIES
  Purchases of investment securities and other short-term
    investments                                                        (307,922)    (494,745)
  Proceeds from maturities of investment securities and
    other short-term investments                                         69,733       95,124
  Proceeds from sales of investment securities and other
    short-term investments                                              164,099      238,454
  Long-term loans originated                                           (238,471)    (276,584)
  Mortgage loans held for sale                                           (2,763)      (8,781)
  Principal collected on long-term loans                                200,443      223,743
  Loans purchased or participated                                        (1,752)           -
  Loans sold or participated                                             90,693       33,331
  Net decrease (increase) in credit card receivable and other
    short-term loans                                                      3,836       (4,646)
  Purchases of premises and equipment                                    (1,860)      (1,502)
  Sale/retirement of premises and equipment                                 134           17
  Net decrease in assets held in trust for collateralized
    mortgage obligation                                                   1,674        4,285
  Increase in purchased mortgage servicing rights                          (858)           -
  Increase due to JSB acquisition:
     Investment securities                                                    -     (190,092)
     Loans                                                                    -     (118,150)
     Loans held for sale                                                      -       (4,063)
     Premises and equipment                                                   -       (2,422)
     Accrued income received                                                  -       (1,857)
     Purchased mortgage service rights                                        -      (10,360)
     Intangible assets                                                        -      (25,954)
     Other assets                                                             -       (8,078)
  Net increase in other assets                                          (32,369)      (1,858)
  Net cash used by investing activities                               $( 55,383)   $(554,138)


                            CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF CASH FLOWS
CONTINUED FROM PREVIOUS PAGE

                                                                      Nine Months Ended
                                                                      September 30
                                                                      1995         1994
FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit                        $ 321,146    $ 262,756
Payments for maturing certificates of deposit                          (289,610)    (277,768)
Net decrease in demand and savings deposits                             (36,839)     (37,746)
Net (decrease) increase in federal funds purchased,
       securities sold under agreements to repurchase,
       and other short-term borrowings                                 (170,479)     142,698
Net principal borrowings of advances from Federal Home
       Loan Bank and long-term debt                                     208,597      110,388
Common stock cash dividends paid                                         (4,294)      (3,267)
Proceeds from dividend reinvestment, stock purchase plan,
       and stock options exercised                                          262          584
Purchases of treasury stock                                              (7,943)      (2,136)
Increase due to JSB acquisition:
       Certificates of deposit                                                -      102,959
       Demand and savings deposits                                            -      105,941
       Other short-term borrowings                                            -       41,439
       Advances from Federal Home Loan Bank                                   -       65,243
       Due to JSB shareholders                                                -       19,701
       Capital                                                                -       24,067
       Other liabilities                                                      -        7,512
Cash cost of JSB acquisition                                                  -      (18,898)
Net decrease in other liabilities                                          (247)        (551)
Net cash provided by financing activities                                20,593      542,922

NET DECREASE IN CASH EQUIVALENTS                                        (15,803)      (3,030)

CASH EQUIVALENTS AT JANUARY 1                                            53,891       50,415

CASH EQUIVALENTS AT SEPTEMBER 30                                      $  38,088    $  47,385


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

     With respect to the unaudited consolidated financial information of the Company for the three month and nine month periods ended September 30, 1995, and 1994, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate report dated October 19, 1995, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1994, numbers are derived from audited financial statements.

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

     The following table compares the Company's actual financial performance for the nine months ended September 30, 1995, to the financial performance calculated on a pro forma basis for the nine month period ended September 30, 1994, for USBANCORP and JSB as if the merger had been consummated on January 1, 1994:

                                   Actual               Pro forma
                                   September 30, 1995   September 30, 1994
                                   (In thousands, except per share data)
    Net interest income            $42,237              $46,775
    Provision for loan losses          240                1,493
    Non-interest income             12,010               10,985
    Non-interest expense            37,719               43,821
    Provision for income taxes       4,600                4,269

    Net income                     $11,688              $ 8,177

    Net income per fully diluted
       common share                $  2.11              $  1.44


4.   Earnings Per Common Share

     Primary earnings per share amounts are computed by dividing net income by the weighted average number of common stock and common stock equivalent shares outstanding.

5.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell; cash equivalents include short-term investments. The Company made $1,600,000 of federal income tax payments for the first nine months of 1995 as compared to $3,210,000 for the same 1994 interim period. Total interest expense paid amounted to $49,592,000 in 1995's first nine months compared to $28,990,000 in the same 1994 period.

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

Investment securities available for sale:
                                           September 30, 1995

                                              Gross       Gross
                                   Book       Unrealized  Unrealized  Market
                                   Value      Gains       Losses      Value
  U.S. Treasury                    $ 22,423   $      320  $     (65)  $ 22,678
  U.S. Agency                        12,815            -       (175)    12,640
  State and municipal                   280            3         (2)       281
  U.S. Agency mortgage-backed
     securities                     286,428        2,602       (912)   288,118
  Other securities<F1>               27,557            2        (17)    27,542
       Total                       $349,503   $    2,927  $  (1,171)  $351,259

Investment securities held to maturity:
                                           September 30, 1995
                                              Gross       Gross
                                    Book      Unrealized  Unrealized  Market
                                    Value     Gains       Losses      Value
  U.S. Treasury                     $    797  $       7   $       -   $    804
  U.S. Agency                         35,976         25        (166)    35,835
  State and municipal                139,918      2,020        (662)   141,276
  U.S. Agency mortgage-backed
     securities                      339,310      3,804        (951)   342,163
  Other securities<F1>                 3,410         39          (2)     3,447
       Total                        $519,411  $   5,895   $  (1,781)  $523,525

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

Investment securities available for sale:

                                           September 30, 1994
                                              Gross       Gross
                                      Book    Unrealized  Unrealized  Market
                                      Value   Gains       Losses      Value
  U.S. Treasury                       $ 24,775$        -  $    (452)  $ 24,323
  U.S. Agency                           46,596        64     (2,375)    44,285
  State and municipal                    1,480         1        (97)     1,384
  Mortgage-backed securities<F2>       151,079       116     (3,781)   147,414
  Other securities<F1>                  39,945       227       (821)    39,351
       Total                          $263,875$      408  $  (7,526)  $256,757

Investment securities held to maturity:

                                           September 30, 1994
                                              Gross       Gross
                                      Book    Unrealized  Unrealized  Market
                                      Value   Gains       Losses      Value
 U.S. Treasury                        $  5,408$        -  $      (1)  $  5,407
 U.S. Agency                            35,847         -     (2,012)    33,835
 State and municipal                   112,078       996     (3,733)   109,341
 Mortgage-backed securities<F2>        356,818     1,610     (8,613)   349,815
 Other securities<F1>                    2,863        17        (56)     2,824
                                      $513,014$    2,623  $ (14,415)  $501,222

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

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At September 30, 1995, 97.2% of the portfolio was rated "AAA" and 97.6% "AA" or higher as compared to 95.1% and 96.0%, respectively, at September 30, 1994. At September 30, 1995, 1.5% of the portfolio was rated below "A" or unrated.

7.   Loans Held for Sale

     At September 30, 1995, $2,763,000 of fixed-rate residential mortgage loans originated during 1995 were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months and retain servicing rights for their remaining lives; this strategy will be executed in an effort to help neutralize long-term interest rate risk. The residential mortgage loans held for sale are carried at the lower of aggregate amortized cost or market value. Realized gains and losses are calculated by the specific identification method and are included in "Net realized gains or losses on loans and loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

8.   Loans

     The loan portfolio of the Company consists of the following (in thousands):

                                    September 30    December 31    September 30
                                    1995            1994           1994
   Commercial                       $101,887        $116,702       $137,726
   Commercial loans secured
      by real estate                 175,126         168,238        166,623
   Real estate - mortgage            399,928         407,177        411,482
   Consumer                          137,585         161,642        161,740
      Loans                          814,526         853,759        877,571
   Less:  Unearned income              2,676           3,832          4,157
   Loans, net of unearned
      income                        $811,850        $849,927       $873,414


     Real estate-construction loans were not material at these presented dates and comprised 2.6% of total loans net of unearned income at September 30, 1995. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

    a continuing review of delinquent, classified and non-accrual loans, large loans, and over all portfolio quality. This continuous review assesses the risk characteristics of both individual loans and the total loan portfolio.

<page13>

    regular examinations and reviews of the loan portfolio by representatives of the regulatory authorities.

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

    An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                               Three Months Ended      Nine Months Ended
                                               September 30            September 30
                                               1995         1994       1995        1994
Balance at beginning of period                 $14,886      $19,247     $15,590    $15,260
Addition due to JSB acquisition                      -            -           -      3,422
Reduction due to disposition of
   business line                                     -            -        (342)         -
Charge-offs:
   Commercial                                       57           38         562        251
   Real estate-mortgage                              1           27          86        155
   Consumer                                        175          140         463        420
   Total charge-offs                               233          205       1,111        826
Recoveries:
   Commercial                                       54           83         150        187
   Real estate-mortgage                             16           43          27         87
   Consumer                                        131          102         345        330
   Total recoveries                                201          228         522        604

Net charge-offs                                     32          (23)        589        222
Provision for loan losses                           45          225         240      1,035
Balance at end of period                       $14,899      $19,495     $14,899    $19,495

As a percent of average loans
   and average loans held for
   sale, net of unearned income:
   Annualized net charge-offs                     0.02%      (0.01)%       0.10%      0.04%
   Annualized provision for
      loan losses                                 0.02        0.10         0.04       0.18
Allowance as a percent of loans
   and loans held for sale,
   net of unearned income at
   period end                                     1.83        2.20         1.83       2.20
Allowance as a multiple of net
   annualized charge-offs, at
   period end                                   117.36x         *         18.92x     65.68x

*Not meaningful.

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 30 and 41, respectively.)

10. Components of Allowance for Loan Losses

    Effective January 1, 1995, the Company adopted SFAS #114, "Accounting by Creditors for Impairment of a Loan" which was subsequently amended by SFAS #118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS #114 addresses the treatment and disclosure of certain loans where it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. This standard defines the term "impaired loan" and indicates the method used to measure the impairment.
The measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan. Additionally, SFAS #118 requires the disclosure of how the creditor recognizes interest income related to these impaired loans. The adoption of these standards resulted in four loans totalling $384,000 being specifically identified as impaired and a corresponding allocation reserve of $335,000 was established.

    The following table sets forth the allocation of the allowance for loan losses among various categories. This allocation is based upon historical experience and management's review of the loan portfolio. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):


                           September 30,1995          December 31, 1994       September 30,1994
                                     Percent of                 Percent of              Percent of
                                     Loans in                   Loans in                Loans in
                                     Each                       Each                    Each
                                     Category                   Category                Category
                           Amount    to Loans<F1>     Amount    to Loans<F1>  Amount    to Loans<F1>
Commercial                 $ 2,732    12.5%           $ 1,894    13.4%        $ 1,761    15.5%
Commercial
  loans secured
  by real
  estate                     3,277    21.4              5,278    19.3           5,448    18.7
Real estate -
  mortgage                     325    49.3                339    48.8             339    47.6
Consumer                       903    16.8              1,436    18.5           1,432    18.2
Allocation to
  general risk               7,327       -              6,643       -          10,515       -
Allocation for
  impaired
  loans                        335       -                  -       -               -       -

     Total                 $14,899   100.0%           $15,590   100.0%        $19,495   100.0%

<F1>Includes loans "held for sale."

     Even though real estate-mortgage loans comprise approximately 49% of the Company's total loan portfolio, only $325,000 or 2.2% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three year historical charge-off experience for consumer loans. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending. To determine the required allocations for these categories, the Company on a quarterly basis performs 1) a detailed review of all classified assets to determine if any specific reserve allocations are required on an individual loan basis, and 2) applies reserve allocation percentages to all criticized and classified assets based upon the Company's five year historical average for actual loss experience in the various rating categories (i.e. substandard, doubtful, etc.).

     At September 30, 1995, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note #9.)

11.  Non-performing Assets

     Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and (iii) other real estate owned (real estate acquired through foreclosure). All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. Restoration of a non-accrual loan to accrual status requires the approval of the Credit Committee and/or Board Discount/Loan Committee with final authority for the decision resting with USBANCORP's Chief Accounting Officer.

     The following table presents information concerning non-performing assets (in thousands, except percentages):

                                September 30     December 31      September 30
                                1995             1994             1994
Non-accrual loans               $5,405           $5,446           $6,058
Loans past due 90
   days or more                    894            1,357              414
Other real estate owned            883            1,098              660
Total non-performing
    assets                      $7,182           $7,901           $7,132

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate
   owned                          0.88%           0.91%            0.80%


     The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell or 2) carrying cost.

     The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans (in thousands). There was no interest income recognized on impaired loans during the first nine months of 1995.

                                     Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                     1995        1994      1995        1994
Interest income due in accordance
   with original terms               $  152      $  133    $ 439       $  381
Interest income recorded               (471)       (175)    (532)        (543)
Net increase in
   interest income                   $ (319)     $  (42)   $ (93)      $ (162)


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

                                   Shares           Shares          Option
                                   Under            Available       Price
                                   Option           For Option      Per Share
  Balance at December 31, 1993     49,834            71,500

          Options granted          25,500           (25,500)        23.8750
          Options granted           5,000            (5,000)        25.0000
          Options granted           2,500            (2,500)        21.2500
          Options exercised        (2,967)                -         17.2500
          Options exercised        (4,000)                -         22.3438
          Options cancelled or
             expired                    -                 -

  Balance at December 31, 1994     75,867            38,500

          Increased Authorized
             options                    -           157,000
          Options granted          20,500           (20,500)        21.4375
          Options granted           6,500            (6,500)        28.8750
          Options exercised        (6,647)                -         17.2500
          Options exercised        (2,500)                -         22.3438
          Options exercised        (2,000)                -         23.8750
          Options exercised        (1,667)                -         25.0000
          Options cancelled or
             expired                    -                 -

  Balance at September 30, 1995    90,053           168,500

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

     Any premium or transaction fee incurred to purchase interest rate caps or floors are deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps or floors are included in other assets on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions outstanding as of September 30, 1995, are as follows:

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

     This swap agreement was initiated to hedge interest rate risk in a declining, stable, or modestly rising rate environment. Specifically, this transaction hedges the CMO liability on the Company's Balance Sheet by effectively converting the fixed percentage cost to a variable rate cost. This hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with a change in the market value of the CMO liability. Overall, this swap agreement increased interest expense by $85,000 for the nine months ended September 30, 1995.

     Borrowed Funds Hedges

     On March 16, 1995, the Company entered into an interest rate swap agreement with a notional amount of $60 million and a termination date of March 16, 1997. Under the terms of the swap agreement, the Company pays a two year fixed interest rate of 6.93% and receives 90 day Libor which resets quarterly.
The counter-party in this unsecured transaction is PNC Bank.

     This swap agreement was executed to hedge short-term borrowings which were incurred to fund investment securities as part of the increased leveraging of the balance sheet. Specifically, FHLB term advances tied to 90 day Libor which reprice quarterly are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to three years. This hedge transaction increased interest expense by $227,000 for the nine months ended September 30, 1995.

     On September 29, 1995, the Company entered into an interest rate swap agreement with a notional amount of $25 million and a termination date of September 29, 1997. Under the terms of the swap agreement, the Company pays a two year fixed interest rate of 6.05% and receives 90 day Libor which resets quarterly. The initial rate for 90 day Libor was set at 5.875%. The counter-party in this unsecured transaction is Mellon Bank.

     This swap agreement was executed to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice every 30 to 90 days are being used to fund fixed-rate agency mortgage-backed securities with a two year duration. This hedge transaction had no material impact on the financial statements for either the quarter or nine months ended September 30, 1995.

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

14.   Goodwill and Core Deposit Intangible Assets

      USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $19.6 million of goodwill and $5.6 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 JSB acquisition ($25.9 million) and the 1993 Integra Branches acquisition ($1.2 million).

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

                Remaining 1995             $   621
                      1996                   2,408
                      1997                   2,408
                      1998                   2,222
                      1999                   2,066
                2000 and after              15,435

     A reconciliation of the Company's intangible asset balances for the first nine months of 1995 is as follows (in thousands):

      Total goodwill & core deposit
          intangible assets at 12/31/94       $27,009

        Intangible amortization expense
          through 9/30/95                      (1,849)

        Total goodwill & core deposit
          intangible assets at 9/30/95        $25,160

15.  Federal Home Loan Bank ("FHLB") Borrowings

     Total FHLB borrowings consist of the following at September 30, 1995, (in thousands, except percentages):

         Type                Maturing         Amount      Weighted
                                                          Average
                                                          Rate
         Flexline            Overnight        $      -          -%

         Advances and            1995          310,700    5.83
           wholesale             1996           71,000    5.81
           repurchase            1997            2,750    5.61
           agreements            1998            6,458    5.88
                                 1999            1,250    6.09
                                 2000            3,750    6.15
                                 2001            9,950    8.25
                                 2002            2,500    6.59
                                 2003            3,750    6.61

          Total advances and                   412,108    5.90
               wholesale repurchase
                         agreements

         Total FHLB Borrowings                $412,108    5.90%


     All of the above borrowings bear a fixed rate of interest, with the only exceptions being the Flexline whose rate can change daily and certain advances totalling $50 million which are tied to the 90 day Libor rate and reset quarterly. All FHLB stock and an interest in unspecified mortgage loans, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings.

16.  Other Accounting Matters

     During the second quarter of 1995, the Company's mortgage banking subsidiary, Standard Mortgage Corporation of Georgia ("SMC"), adopted SFAS #122, "Accounting for Mortgage Servicing Rights." Prior to the issuance of this statement, SFAS #65, "Accounting for Certain Mortgage Banking Activities" required capitalization of the cost of the rights to service mortgage loans for others when those rights were acquired through a purchase transaction but prohibited capitalization when those rights were acquired through loan origination activities. SFAS #122 eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. When SMC sells a loan and retains the mortgage servicing rights, the total cost of the mortgage loan is allocated to the mortgage servicing rights and the loan based on their relative fair value. The mortgage servicing rights are then amortized over the period of estimated net servicing income and will be evaluated for impairment based on their fair value. The net effect of implementing SFAS #122 was an increase to pre-tax income of $258,000 through September 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

THIRD QUARTER 1995 vs. THIRD QUARTER 1994

 .....PERFORMANCE OVERVIEW.....The Company's net income for the third quarter of
1995 totalled $3,908,000 or $0.72 per share on a fully diluted basis. The Company's net income for the third quarter of 1994 totalled $3,704,000 or $0.65 per share on a fully diluted basis. The 1995 results reflect a $204,000 or 5.5% earnings increase and a $0.07 or 10.8% improvement in fully diluted earnings per share when compared to the 1994 third quarter results. For the third quarter of 1995, the Company's return on average equity was 10.68% while the return on average assets totalled 0.85%.

    The Company's improved financial performance was due primarily to lower non-interest expense, increased non-interest income, lower income tax expense and a reduced loan loss provision. These positive items were partially offset by a reduced amount of net interest income. The Company's earnings per share were also enhanced by the repurchase of its common stock because there were 218,000 fewer average fully diluted shares outstanding in the third quarter of 1995. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                                    Three Months Ended       Three Months Ended
                                    September 30, 1995       September 30, 1994
 Net income                         $ 3,908                  $ 3,704

 Fully diluted earnings per share      0.72                     0.65

 Return on average assets              0.85%                    0.85%

 Return on average equity             10.68                    10.74

 Average fully diluted common
    shares outstanding                5,456                    5,674

 .....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table compares the Company's net interest income performance for the third quarter of 1995 to the third quarter of 1994 (in thousands, except percentages):

                                 Three Months Ended
                                 September 30
                                 1995        1994      $ Change    % Change
Interest income                  $ 32,733    $ 29,462   3,271       11.1
Interest expense                   18,765      13,781   4,984       36.2
Net interest income                13,968      15,681  (1,713)     (10.9)
Tax-equivalent
   adjustment                         672         549     123       22.4
Net tax-equivalent
   interest income               $ 14,640    $ 16,230  (1,590)      (9.8)

Net interest margin                  3.44%       4.00%  (0.56)%       *

*Not meaningful.

    USBANCORP's net interest income on a tax-equivalent basis decreased by $1,590,000 or 9.8% while the net interest margin percentage declined by 56 basis points to 3.44%. The reduction in both net interest income dollars and the net interest margin percentage was due to the cost of funds increasing to a greater extent than the earning asset yield. Specifically, the Company's cost of funds increased by 102 basis points to 4.88% while the earning asset yield increased by 47 basis points to 7.82%. Rising short-term interest rates during the fourth quarter of 1994 and the first quarter of 1995 triggered the higher cost of funds as the cost of Federal Home Loan Bank borrowings used to fund the Company's leverage program increased sharply during the periods presented. Another factor contributing to the higher cost of funds was a disintermediation of deposits from lower cost savings accounts into higher cost fixed rate certificates of deposits. The increase in the earning asset yield was limited by a greater dependence on investment securities as an earning asset due to a reduced volume of average loans outstanding and increased leveraging of the balance sheet.

 .....BALANCE SHEET LEVERAGING.....The Company's ongoing strategy to use borrowed funds to purchase earning assets in order to leverage the balance sheet and equity contributes to increased net interest income but a lower net interest margin percentage. The source for the borrowed funds is predominately the Federal Home Loan Bank ("FHLB") as each of the Company's subsidiary banks are members of the FHLB. Examples of FHLB borrowings used by the Company include one year term funds tied to 90 day Libor, 30 and 90 day wholesale reverse repurchase agreements, and overnight Flexline borrowings. These funds are used to purchase available for sale and held to maturity investment securities with durations ranging from one to three years. For the third quarter of 1995, the Company's total level of short-term borrowed funds and FHLB advances amounted to $448 million or 24.4% of total assets compared to an average of $322 million or 18.6% of total assets for the third quarter of 1994. These borrowed funds had an average cost of 6.10% in the third quarter of 1995 which was 137 basis points greater than the average cost of these borrowings in the prior year third quarter and 176 basis points greater than the third quarter 1995 average cost of deposits which amounted to 4.34%. When compared to the Company's third quarter 1995 earning asset yield, the net interest spread earned on assets funded with deposits amounted to 3.48% compared to a net interest spread of 1.72% on assets funded with short-term borrowed funds. Consequently, this leveraging strategy contributes to an incremental improvement in net interest income dollars while causing a regression in the net interest margin percentage.

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

    It is recognized that interest rate risk does exist, particularly in a rising interest rate environment, from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $85 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the leveraging of the balance sheet. (See further discussion under Note 13.)

    Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the third quarter of 1995 increased by $3.4 million or 11.3% when compared to the same 1994 period. This increase was due to a $69 million increase in total average earning assets which caused interest income to rise by $1.4 million. The remainder of the increase in interest income was caused by a favorable rate variance as the Company's total earning asset yield increased by 47 basis points to 7.82%. Within the earning asset base, the yield on total investment securities increased by 70 basis points to 6.91% while the yield on the total loan portfolio increased by 59 basis points to 8.92%. A $437,000 interest recovery on the pay-off of a non-accrual commercial loan was responsible for 20 basis points of the total loan portfolio yield increase. The more significant yield increase in the investment securities portfolio reflects the benefit of several significant repositioning strategies executed during the second half of 1994. The yields in both portfolios were positively affected by the higher interest rate environment as the prime rate and fed funds rate were approximately 125 basis points higher in the third quarter of 1995 as compared to the third quarter of 1994. Floating-rate assets such as commercial loans tied to prime and adjustable-rate mortgage-backed securities demonstrate the most immediate repricing benefit in a rising interest rate environment.

     Third quarter 1995 tax-equivalent interest income was negatively affected by a $100,000 interest accrual adjustment on the CMO asset which caused the yield for the quarter to drop by 530 basis points to 2.98%. Also, contributing to reduced interest income was an unfavorable asset mix shift as the Company's loan to deposit ratio averaged 66.5% in the third quarter of 1995 compared to an average of 71.7% in the third quarter of 1994. The funds received from the $79 million reduction in total loans outstanding combined with funds received from additional balance sheet leveraging to cause total investment securities to increase on average by $155 million in the third quarter of 1995.

    The Company's total interest expense for the third quarter of 1995 increased by $5.0 million or 36.2% when compared to the same 1994 period. This higher interest expense was caused by a combination of an increased volume of interest bearing liabilities and an unfavorable rate variance. A $1.3 million volume variance reflects a $108 million increase in average interest bearing liabilities due to the previously mentioned increased use of FHLB borrowings to fund the balance sheet leverage program. The unfavorable rate variance was due to the negative impact that the higher interest rate environment had on short-term FHLB borrowing costs and the disintermediation of deposits from lower cost savings and
NOW accounts into higher cost fixed rate certificates of deposit with maturities ranging from 18 months to three years. Total third quarter 1995 average savings and NOW account balances were $79 million lower than the third quarter of 1994. This disintermediation was the primary factor responsible for the 80 basis point increase in the cost of deposits to 4.34% in the third quarter of 1995.

    It is important to note that the increased deposit cost was attributed entirely to higher certificate of deposit rates and the disintermediation caused by the customer preference for certificates of deposit in the higher rate environment. The Company was able to maintain and in some cases lower the pricing on its low cost core savings and NOW accounts during the third quarter of 1995. It has been management's ongoing pricing strategy to position USBANCORP's deposit rates within the lowest quartile of deposit rates offered by
commercial banks in its market area.    Management believes that a constant
level
of high quality service mitigates the impact this rate positioning strategy has on the deposit base size and funds availability provided that the rates offered are not appreciably below competition. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to increase by 102 basis points from 3.86% during the third quarter of 1994 to 4.88% during the third quarter of 1995.

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

Three Months Ended September 30 (In thousands, except percentages)

                                            1995                                     1994
                                                    Interest                                Interest
                                   Average          Income/        Yield/      Average      Income/        Yield/
                                   Balance          Expense        Rate        Balance      Expense        Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income               $  798,923       $ 18,002       8.92%       $  877,615   $ 18,333       8.33%
   Deposits with banks                  4,753             51       4.21             8,434         95       4.43
   Federal funds sold
     and securities
     purchased under
     agreement to resell                2,949             41       5.41             4,041         44       4.19
   Investment securities:
      Available for sale              355,474          6,256       7.04           281,169      4,141       5.88
      Held to maturity                527,744          8,995       6.82           447,298      7,191       6.42
      Total investment
         securities                   883,218         15,251       6.91           728,467     11,332       6.21

   Assets held in trust for
      collateralized
      mortgage obligation               8,001             60       2.98             9,913        207       8.28
Total interest earning
   assets/interest income           1,697,844         33,405       7.82         1,628,470     30,011       7.35
Non-interest earning assets:
   Cash and due from banks             35,318                                      47,773
   Premises and equipment              19,038                                      19,142
   Other assets                        95,826                                      58,053
   Allowance for loan
      losses                          (14,951)                                    (19,359)
TOTAL ASSETS                       $1,833,075                                  $1,734,079

                             CONTINUED ON NEXT PAGE

THREE MONTHS ENDED September 30
CONTINUED FROM PREVIOUS PAGE

                                                   1995                                    1994
                                                                 Interest                   Interest
                                   Average          Income/      Yield/         Average     Income/     Yield/
                                   Balance          Expense      Rate           Balance     Expense     Rate
Interest bearing
   liabilities:
   Interest bearing
      deposits:
   Interest bearing
      demand                       $   86,346       $   308       1.42%         $  117,741    517        1.74%
   Savings                            227,467         1,030       1.80             275,142  1,379        1.99
   Other time                         751,176        10,303       5.44             684,741  7,710        4.47
   Total interest bearing
      deposits                      1,064,989        11,641       4.34           1,077,624  9,606        3.54

   Short term borrowings:
      Federal funds
        purchased, secur-
        ities sold under
        agreements to
        repurchase and other
        short-term
        borrowings                     67,578          742        4.33             161,450  1,743        4.35

   Advances from Federal
      Home Loan Bank                  380,088        6,138        6.41             160,263  2,094        5.11
   Collateralized mortgage
      obligation                        7,243          189       10.35               9,032    241       10.55

   Long-term debt                       3,950           55        5.52               7,694     97        5.00
Total interest bearing
   liabilities/interest
   expense                          1,523,848       18,765        4.88           1,416,063 13,781        3.86
Non-interest bearing
   liabilities:
   Demand deposits                    137,237                                      146,221
   Other liabilities                   26,818                                       35,004
   Stockholders' equity               145,172                                      136,791
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                          $1,833,075                                   $1,734,079

Interest rate spread                                              2.94                                   3.49
Net interest income/
   net interest margin                              14,640        3.44%                    16,230        4.00%
Tax-equivalent adjustment                             (672)                                  (549)
Net Interest Income                                $13,968                                $15,681


    When the Company's net interest performance for the third quarter of 1995 is compared to the second quarter of 1995, net interest income increased by $432,000 while the net interest margin improved by six basis points to 3.44%. A 12 basis point improvement in the earning asset yield caused the increased net interest income and margin as there was no change in the cost of funds between quarters. This stabilization of the cost of the Company's funding sources represented a change in trend from the increased funding costs experienced over the prior four quarters.
The increased earning asset yield reflected the benefits of the previously mentioned loan interest recoveries and increased commercial loan demand as total loans increased by $12.9 million or 1.6% between June 30, 1995, and September 30, 1995.
The Company's present loan pipelines suggest that this loan growth momentum will continue into the fourth quarter.

 .....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the
third quarter of 1995 totalled $45,000 or 0.02% of total loans.  This represented
a reduction of $180,000 from the third quarter 1994 provision of $225,000 or
0.10%
of total loans.  The continued adequacy of the allowance for loan losses at each of
the Company's banking subsidiaries supported the reduction in the provision level.
The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis. At September 30, 1995, the allowance for loan losses at each of the Company's banking subsidiaries was in compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the systematically determined minimum reserve need. In total, the Company's general unallocated reserve was $7.3 million at September 30, 1995. Additionally, the reduction in the provision level was also supported by a favorable downward trend in substandard and doubtful classified asset categories experienced during 1995. Total substandard and doubtful assets dropped by $10.8 million or 27.5% from $39.3 million at December 31, 1994, to $28.5 million at September 30, 1995.

 .....NON-INTEREST INCOME.....Non-interest income for the third quarter 1995 totalled
$4.0 million which represented a $582,000 or 17.1% increase when compared to the same 1994 period. This increase was primarily due to the following items:

    a $104,000 or 13.9% increase in trust fees to $852,000 in the third quarter of
    1995. This core trust fee growth is prompted by the profitable expansion of the Company's business throughout western Pennsylvania including the Greater Pittsburgh marketplace. The Trust staff's marketing skills combined with their proven ability to deliver quality service has been the key to the Company's growth rate, which has approximated 20% annually for each of the past four years. While there can be no assurances of continuation of this trend, these factors provide a foundation for future growth of this important source of fee income.

    a $149,000 or 31.8% increase in net mortgage servicing fee income to $617,000. This amount resulted from $917,000 of mortgage servicing fees net of $300,000 of amortization expense of the cost of purchased and originated mortgage servicing rights. The improvement in earnings between years was primarily due to reduced amortization expense on the purchased mortgage servicing rights as a result of a slowdown in mortgage prepayment speeds in 1995.

    a $394,000 increase in other income due in part to $335,000 increase in the net cash surrender value of a $30 million Bank Owned Life Insurance Policy. The remainder of the increase was due to additional fee income resulting from ATM transaction charges, other mortgage banking processing fees, and check supply sales.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the third quarter of 1995 totalled $12.6 million which represented a $661,000 or 5.0% decrease when compared to the same 1994 period. This decrease was primarily due to the following items:

    a $133,000 decrease in salaries and employee benefits due to 63 fewer full time equivalent employees ("FTE") as the Company has achieved economy of scale benefits from the JSB acquisition. The expense savings from fewer FTE has more than offset planned wage increases approximating 4% and increased profit sharing costs.

    a $91,000 decrease in occupancy expense due to fewer branch offices as two of JSB's branches were fully consolidated into the Company's existing retail delivery system in the fourth quarter of 1994.

    a $142,000 decrease in professional fees due to reduced legal and other professional fees in the third quarter of 1995. The lower legal fees include the benefit of approximately $52,000 of legal fee recoveries on previous workout loans.

    a $589,000 decrease in FDIC deposit insurance expense due to the receipt of a deposit insurance refund in the third quarter of 1995. This refund reflected a drop in the premium assessment rate on deposits covered by the Bank Insurance Fund ("BIF") from $0.23 per hundred dollars of deposits to $0.04 per hundred dollars of deposits effective June 1, 1995. Approximately $926 million or 78% of the Company's deposits are covered by the BIF while the remaining $265 million or 22% are part of the Savings Association Insurance Fund ("SAIF"). The proposed recapitalization of the SAIF may result in a one-time special assessment to the Company in the fourth quarter of 1995.

  a $287,000 increase in other expense due to $175,000 of additional expenses at the Company's mortgage banking subsidiary due to costs associated with a claims audit and the write-off of a prepaid bond commitment fee. The remainder of the increase was caused by higher advertising expense due to increased promotional activities in the third quarter of 1995.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the third
quarter of 1995 was $1.4 million reflecting an effective tax rate of 26.3%. The Company's 1994 third quarter income tax provision was $1.9 million or an effective tax rate of 33.8%. The lower income tax expense and effective tax rate was caused by increased total tax-free asset holdings which were $35.8 million higher on average in the third quarter of 1995 as compared to the third quarter of 1994. The tax-free asset holdings consist of municipal investment securities, commercial loan tax anticipation notes, and bank owned life insurance. Net deferred income taxes of $2,288,000 have been provided as of September 30, 1995, on the differences between taxable income for financial and tax reporting purposes.

NINE MONTHS ENDED September 30, 1995 vs. NINE MONTHS ENDED September 30, 1994

 .....PERFORMANCE OVERVIEW.....The Company's net income for the first nine months of
1995 totalled $11.7 million or $2.11 per share on a fully diluted basis. The Company's net income for the first nine months of 1994 totalled $7.6 million or $1.51 per share on a fully diluted basis. The 1994 results include a $1.9 million after-tax acquisition charge related to the purchase of JSB. The 1995 results reflect a $4.1 million or 53.9% earnings increase and a $0.60 or 39.7% improvement in fully diluted earnings per share when compared to the 1994 first nine months results. For the first nine months of 1995, the Company's return on average equity was 10.99% while the return on average assets totalled 0.86%. The Company's book value per common share has increased from $24.57 at December 31, 1994, to $27.05 at September 30, 1995. ( Presented on this page was a graphic presentation of the change in book value per share from 12-31-94 to 9-30-95.)

    The Company's improved financial performance was due primarily to a reduced loan loss provision, increased non-interest income, and increased net interest income resulting from the JSB acquisition and greater leveraging of the balance sheet. These positive items were partially offset by increased non-interest expense caused largely by the JSB acquisition. Note, however, that when average quarterly non-interest expense for the first nine months of 1995 is compared to total non-interest expense for the third quarter of 1994 (the first quarter that JSB was reflected in the Company's financial results), there was a $694,000 or 5.2% reduction in non-interest expense due largely to the Company achieving economy of scale benefits from this intra-market merger. In conjunction with the JSB acquisition, the Company also issued 957,857 new shares of common stock which caused the 9.8% increase in weighted average fully diluted shares outstanding to 5,548,000. This increase is net of the repurchase of 423,212 shares of the Company's common stock since July 1, 1994. The impact of these net additional shares was the primary reason that the fully diluted
EPS growth rate was lower than the net income growth rate experienced in the first nine months of 1995. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                                   Nine Months Ended         Nine Months Ended
                                   September 30, 1995        September 30, 1994

 Net income                        $11,688                   $ 7,647

 Fully diluted earnings
    per share                         2.11                      1.51

 Return on average assets             0.86%                     0.72%

 Return on average equity            10.99                      8.29

 Average fully diluted common
    shares outstanding               5,548                     5,055


 .....NET INTEREST INCOME AND MARGIN.....The following table compares the
Company's net interest income and margin performance for the first nine months of 1995 to the first nine months of 1994 (in thousands, except percentages):

                                         Nine Months Ended
                                         September 30
                                         1995          1994      $ Change     % Change
Interest income                          $ 96,721      $ 71,712  25,009       34.9
Interest expense                           54,484        30,585  23,899       78.1
Net interest income                        42,237        41,127   1,110        2.7
Tax-equivalent
   adjustment                               2,067         1,111     956       86.0
Net tax-equivalent
   interest income                       $ 44,304      $ 42,238   2,066        4.9

Net interest margin                          3.48%         4.19%  (0.71)%       *

*Not meaningful.

     USBANCORP's net interest income on a tax-equivalent basis increased by $2.1 million or 4.9% while the net interest margin percentage declined by 71 basis points to 3.48%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the JSB acquisition and a greater use of borrowed funds to leverage the balance sheet. For the first nine months of 1995, total average earning assets were $344 million higher than the comparable 1994 period. While the JSB acquisition and increased leveraging of the balance sheet did cause an increase in net interest income, these same two factors combined with an unfavorable deposit mix shift to cause a compression in the Company's net interest margin percentage. (See discussion in Net Interest Income and Margin section of third quarter 1995 vs. third quarter 1994 comparison.)

     Regarding the separate components of net interest income, the Company's total
tax-equivalent interest income for the first nine months of 1995 increased by $26.0 million or 35.7% when compared to the same 1994 period. This increase was due primarily to the previously mentioned $344 million increase in total average earning assets which caused interest income to rise by $20.1 million. The remainder of the increase in interest income was caused by a favorable rate variance as the Company's total earning asset yield increased by 56 basis points to 7.79%. Within the earning asset base, the yield on total investment securities increased by 119 basis points to 6.98% while the yield on the total loan portfolio increased by 44 basis points to 8.67%. The more significant yield increase in the investment securities portfolio reflects the benefit of several significant repositioning strategies executed during the second half of 1994. The yields in both portfolios were positively impacted by the higher interest rate environment as the prime rate and fed funds rate were approximately 200 basis points higher in the first nine months of 1995 as compared to the first nine months of 1994. Floating- rate assets such as commercial loans tied to prime and adjustable- rate mortgage-backed securities demonstrate the most immediate repricing benefit in a rising interest rate environment.

     The Company's total interest expense for the first nine months of 1995 increased by $23.9 million or 78.1% when compared to the same 1994 period. This higher interest expense was caused by a combination of an increased volume of interest bearing liabilities and an unfavorable rate variance. A $13.4 million increase in interest expense reflects a $372 million increase in average interest bearing liabilities due to the previously mentioned JSB acquisition and the use of
FHLB borrowings to fund the balance sheet leverage program. The unfavorable rate variance was due to the higher interest rate environment and deposit disintermediation from lower cost savings accounts into higher cost fixed rate certificates of deposit with maturities ranging from 18 months to three years. This deposit mix shift is evidenced by a 6.3% decline in the ratio of low cost deposits to total deposits from an average of 56.1% for the first nine months of 1994 to an average of 49.8% for the first nine months of 1995. This deposit disintermediation contributed to an 89 basis point increase in the cost of deposits to 4.26%. The increased FHLB borrowings also negatively impacted the liability mix and overall cost of funds since the cost of these borrowings averaged 6.19% for the first nine months of 1995 compared to the Company's cost of deposits of 4.26%. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to increase by 123 basis points from 3.60% during the first nine months of 1994 to 4.83% during the first nine months of 1995.

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

Nine Months Ended September 30 (In thousands, except percentages)

                                                 1995                                       1994
                                                         Interest                                  Interest
                                       Average           Income/       Yield/     Average          Income/         Yield/
                                       Balance           Expense       Rate       Balance          Expense         Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income                   $  823,300        $ 53,669      8.67%      $  784,895       $ 48,372        8.23%
   Deposits with banks                      6,847             244      4.83            3,628            112        4.06
   Federal funds sold
     and securities.
     purchased under
     agreement to resell                    3,024             139      6.03            2,811             82        3.86
   Investment securities:
      Available for sale                  307,111          16,609      7.21          294,155         12,076        5.46
      Held to maturity                    540,124          27,720      6.84          247,771         11,453        6.16
      Total investment
         securities                       847,235          44,329      6.98          541,926         23,529        5.79

   Assets held in trust for
      collateralized
      mortgage obligation                   8,419             407      6.46           11,356            728        8.57
Total interest earning
   assets/interest income               1,688,825          98,788      7.79        1,344,616         72,823        7.23
Non-interest earning assets:
   Cash and due from banks                 36,644                                     41,467
   Premises and equipment                  19,097                                     17,603
   Other assets                            80,230                                     31,841
   Allowance for loan
      losses                              (15,226)                                   (16,842)
TOTAL ASSETS                           $1,809,570                                 $1,418,685


                             CONTINUED ON NEXT PAGE

NINE MONTHS ENDED September 30
CONTINUED FROM PREVIOUS PAGE

                                                           1995                                       1994
                                                                  Interest                                   Interest
                                              Average             Income/      Yield/    Average             Income/       Yield/
                                              Balance             Expense      Rate      Balance             Expense       Rate
Interest bearing
   liabilities:
   Interest bearing
      deposits:
   Interest bearing
      demand                                  $    94,458           1,019       1.44%    $  107,593           1,268         1.58%
   Savings                                        233,133           3,307       1.89        246,272           3,550         1.93
   Other time                                     743,197          29,884       5.36        610,702          19,473         4.26
   Total interest bearing
      deposits                                  1,070,788          34,210       4.26        964,567          24,291         3.37

   Short term borrowings:
      Federal funds
        purchased, secur-
        ities sold under
        agreements to
        repurchase and other
        short-term
        borrowings                                146,859           5,956       5.48         80,319           2,425         4.08

   Advances from Federal
      Home Loan Bank                              277,056          13,467       6.50         75,582           2,861         4.99
   Collateralized mortgage
      obligation                                    7,595             671      11.81         10,355             785        10.13
   Long-term debt                                   4,744             180       5.07          4,653             223         6.42
Total interest bearing
   liabilities/interest
   expense                                      1,507,042          54,484       4.83      1,135,476          30,585         3.60
Non-interest bearing
   liabilities:
   Demand deposits                                135,252                                   137,530
   Other liabilities                               25,053                                    22,329
   Stockholders' equity                           142,223                                   123,350
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                                      $1,809,570                                $1,418,685

Interest rate spread                                                            2.96                                        3.63
Net interest income/
   net interest margin                                            44,304        3.48%                        42,238         4.19%
Tax-equivalent adjustment                                         (2,067)                                    (1,111)
Net Interest Income                                              $42,237                                    $41,127


 .....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the
first nine months of 1995 totalled $240,000 or 0.04% of total loans compared to a provision of $1 million or 0.18% of total loans for the same 1994 period. The reduced provision in 1995 reflects the continued adequacy of the allowance for loan losses at each of the Company's banking subsidiaries and a declining trend in classified assets. At September 30, 1995, the balance in the allowance for loan losses totalled $14.9 million or 207.5% of total non-performing assets.

 .....NON-INTEREST INCOME.....Non-interest income for the first nine months of
1995 totalled $12.0 million which represented a $3.5 million or 40.7% increase when compared to the same 1994 period. This increase was primarily due to the following items:

  a $905,000 gain realized on the disposition of Frontier Finance Company, a subsidiary of Community Savings Bank. This business line was sold because it did not fit into the Company's future strategic plans and was not meeting internal return on equity performance requirements.

 a $474,000 loss realized on the sale of loans and loans held for sale in the first nine months of 1995 compared to a $722,000 gain realized in the first nine months of 1994 (a net unfavorable shift of $1.2 million). The 1995 loss resulted primarily from the first quarter sale of $34 million of fixed-rate residential mortgage loans with a weighted average coupon of 7.79% and a weighted average maturity of 168 months. This sale was executed to diversify the Company's balance sheet mix and reduce its overall dependence on fixed-rate residential mortgage loans. The majority of the proceeds from the sale were reinvested in adjustable-rate agency securities to increase the repricing sensitivity of the Company's earning assets.

  a $1.5 million increase in net mortgage servicing income at SMC. This amount resulted primarily from $2.8 million of mortgage servicing fees net of $870,000 of amortization expense of the cost of purchased and originated mortgage servicing rights. SMC's servicing portfolio has benefited from higher interest rates in 1995 as the value of the servicing portfolio typically increases in a rising interest rate environment due to slower mortgage prepayment speeds. This consequently results in reduced amortization expense for purchased mortgage servicing rights as evidenced by an $83,000 reduction in the quarterly average of amortization expense when the second half of 1994 is compared to the first three quarters of 1995.

  a $599,000 gain realized on the sale of investments securities available for sale in the first nine months of 1995 compared to a $186,000 loss realized on investment security transactions in the comparable 1994 period (a net favorable shift of $785,000). The 1995 gain resulted primarily from the sale of $151 million of agency mortgage-backed securities as well as a few small portfolio clean up transactions. These sales were executed to (1) provide liquidity for future funding needs, (2) enhance asset/liability management positioning whereby lower lifetime cap arm product was replaced with higher lifetime cap arm product and fixed rate mortgage pass-through securities and
  (3) improve overall portfolio quality and provide ongoing earnings enhancements.

  a $368,000 or 16.9% increase in trust fees to $2.5 million in the first nine months of 1995. This core trust fee growth is prompted by the profitable expansion of the Company's business throughout western Pennsylvania including the Greater Pittsburgh marketplace. For the first nine months of 1995, the Trust Company's business development efforts have generated new trust assets amounting to $85 million which will generate annual fees approximating $345,000.

  a $1.0 million increase in other income due in part of a $469,000 increase in the net cash surrender value of a $30 million Bank Owned Life Insurance Policy. The remainder of the increase was due to additional fee income resulting from the JSB acquisition. Examples of fee income sources demonstrating increases are: ATM transaction charges, other mortgage banking processing fees, insurance commissions, and check supply sales.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the first nine months of
1995 totalled $37.7 million which represented a $960,000 or 2.6% increase when compared to the same 1994 period. This increase was primarily due to the following items:

  the 1994 results included a $2.4 million acquisition charge related to the Company's acquisition of JSB. There were no acquisition costs incurred in the first nine months of 1995.

  a $1.9 million increase in salaries and employee benefits due to the retention of 41 full time equivalent employees associated with the JSB acquisition, planned wage increases approximating 4.0%, and generally higher group medical insurance and profit sharing costs.

  a $706,000 increase in amortization expense due entirely to the amortization of the goodwill and core deposit intangibles resulting from the JSB acquisition for the full nine months of 1995 compared to only three months in 1994. (See further discussion in Note #14.)

  a $361,000 increase in net occupancy and equipment expense due to the costs associated with operating four additional JSB branches and the occupancy and equipment costs related to the mortgage banking subsidiary.

  a $239,000 increase in supplies, postage and freight expense due to the increase in the size of the customer base and the additional branch offices associated with the JSB acquisition.

  a $404,000 decrease in FDIC deposit insurance expense due to a reduction in the premium assessment rate on deposits covered by the BIF insurance fund from $0.23 per hundred dollars of deposits to $0.04 per hundred dollars of deposits effective June 1, 1995.

  a $423,000 increase in other expense due to higher operating expenses at the Company's mortgage banking subsidiary, increased advertising expenses, and the inclusion of all JSB other expenses for the entire nine months in 1995.

 .....NET OVERHEAD BURDEN.....The Company's net overhead to tax equivalent net interest income ratio showed improvement as it declined from 61.1% for the first nine months of 1994 to 58.0% for the first nine months of 1995. (The 1994 amount is exclusive of the acquisition charge.) The successful integration of JSB and the cost savings from intra-market consolidation opportunities combined with higher non-interest income to cause the improvement noted in the first nine months of 1995.
Management has targeted a goal of reducing the Company's net overhead expense to net interest income ratio to 55% through additional productivity enhancements, operational efficiencies, and growth of fee income. (Presented on this page was a graphic presentation of the net overhead burden for the nine months of 1994 and 1995.)

 .....JSB INTEGRATION BENEFITS.....During 1995, the Company continued the process of
integrating JSB into its U.S. Bank subsidiary in order to realize the targeted minimum of $3.8 million of pre-tax savings opportunities resulting from this intra-market consolidation. Specific cost savings/revenue generating actions completed since the acquisition included: a computer conversion from JSB's outside data processing service bureau to U.S. Bank's internal data processing system, the consolidation of two JSB branches into the Company's existing retail delivery system, the consolidation of back room check clearing and item processing operations, the consolidation of several administrative functions such as executive administration, accounting and internal audit, the transfer of all subsidiary banks' mortgage servicing to Standard Mortgage Corporation, an investment portfolio repositioning strategy that resulted in the sale of approximately 90% of JSB's securities portfolio, and the downward repricing of several low cost deposit products. The favorable pre-tax benefits recognized during the first nine months of 1995 due to these initiatives amounted to approximately $3.7 million and will approximate $5.0 million for the full year 1995. Overall, the Company has retained approximately 50 employees or just 42% of the original JSB total of 120 full-time equivalent employees.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first
nine months of 1995 was $4.6 million reflecting an effective tax rate of 28.2%
The
Company's income tax provision for the first nine months of 1994 was $4.2 million or an effective tax rate of 35.6%. The $377,000 increase in income tax expense was due entirely to the higher level of pre-tax earnings in the first half of 1995 as the Company benefitted from a reduction in its effective tax rate. This lower effective tax rate was caused predominately by increased total tax-free asset holdings which were $69.5 million higher on average in the first nine months of 1995 as compared to the first nine months of 1994.

 .....BALANCE SHEET.....The Company's total consolidated assets were $1.832 billion
at September 30, 1995, compared with $1.789 billion at December 31, 1994, which represents a modest increase of $43 million or 2.4% due to increased leveraging of the balance sheet. During the first nine months of 1995, total loans and loans held for sale declined by approximately $53.4 million or 6.2% due primarily to the sale of $34 million of fixed-rate residential mortgage loans, a $5 million reduction in consumer loans due to the disposition of a business line, the maturity of $20 million of commercial loan tax anticipation notes which were not replaced, and continued net loan run-off experienced in the indirect auto loan portfolio. During the third quarter of 1995, however, total loans did increase by $12.9 million due to improved commercial loan demand. Total investment securities increased by $86.6 million as purchases of adjustable-rate mortgage-backed securities, municipal securities and mortgage pass-thru securities were made to utilize the funds provided by the overall net loan portfolio runoff and increased leveraging of the balance sheet. The increase in other assets reflects the purchase of a $30 million bank owned life insurance policy.

    Total deposits decreased by $5.3 million or 0.4% since December 31, 1994, as the Company's conservative deposit pricing structure has contributed to modest deposit run-off in 1995. The Company's total borrowed funds position increased by
$38.1 million since December 31, 1994, due to additional leveraging of the balance sheet with FHLB borrowings. Overall, the Company's asset leverage ratio was 6.59% at September 30, 1995.

    The Company now carries $19.6 million of goodwill and $5.6 million of core deposit intangible assets on its balance sheet. The majority of these intangible
assets were originated with the JSB acquisition.    The Company paid this
premium
for JSB and believes its franchise value has been strengthened by the acquisition for several reasons:

 JSB's customer base, branch locations, and approximately $190 million of stable low cost core deposits allowed the Company to obtain a 25% market share leadership position in Cambria County - one of its primary markets.

 the intra-market consolidation opportunities are generating significant ongoing earnings enhancements.

 .....MARKET AREA ECONOMY.....The regional economy-at-large has experienced a slowed
growth rate which parallels the national economy. The Pennsylvania unemployment rate has remained steady at about 5.5%, according to the federal Bureau of Labor Statistics. Current labor statistics are predicted to experience slow and steady growth. Retail spending has continuously declined since the fourth quarter of 1994.

      Both regions in the Company's marketplace, which includes Greater Johnstown and suburban Pittsburgh, have experienced little growth in deposit volumes. While lending resources have noticeably improved during the third quarter, lending activity can best be described in both regions as stable.

      The third quarter has been one of discouragement in the Johnstown market-place.
The Miller-Picking plant announced its closing during this period and Johnstown America Corp. will lay off up to 30 percent of its work force due to a downturn in several market segments. Both of these actions could result in a loss of over 500 jobs.

      In the Pittsburgh marketplace, Cleveland based National City Corporation will acquire Integra Financial Corp. for approximately $2.1 billion. This could result in the loss of about 1,500 Integra "back office" jobs and the closing of some of their 260 branches. However, this region received a lift when Kevin McClatchy, a
California newspaper heir, made a $1 million downpayment for the Pittsburgh Pirates baseball team, the 109-year-old franchise many predicted would not be in Pittsburgh in 1996. McClatchy has promised to keep the team in Pittsburgh, and Major League
Baseball's Ownership Committee has authorized the purchase. This sale should ensure survival of some market factions and future growth and expansion of others.

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

      The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):


                                               September 30       December 31     September 30
                                               1995               1994            1994
     Total loan delinquency (past due
        30 to 89 days)                         $14,287            $12,832         $13,285
     Total non-accrual loans                     5,405              5,446           6,058
     Total non-performing assets<F1>             7,182              7,901           7,132
     Loan delinquency, as a percentage
        of total loans and loans held
        for sale, net of unearned income          1.75%              1.48%           1.50%
     Non-accrual loans, as a percentage
        of total loans and loans held
        for sale, net of unearned
        income                                    0.66               0.63            0.68
     Non-performing assets, as a
        percentage of total loans and
        loans held for sale, net of
        unearned income, and other
        real estate owned                         0.88               0.91            0.80

<F1>Non-performing assets are comprised of (i) loans that are on a non-accrual basis,
(ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.


     At September 30, 1995, total non-accrual loans and non-performing assets were relatively consistent with the prior dates presented. Total loan delinquency (past due 30 to 89 days) increased by $1.5 million, when compared to December 31, 1994, causing the ratio to total loans to increase to 1.75%. This increased delinquency occurred in residential mortgage loans.

     Potential problem loans consist of loans which are included in performing loans, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At September 30, 1995, all identified potential problem loans were included in the preceding table.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                                                    September 30        December 31      September 30
                                                    1995                1994             1994
     Allowance for loan losses                      $ 14,899            $ 15,590         $ 19,495
     Amount in the allowance
        for loan losses
        allocated to "general risk"                    7,327               6,643           10,515
     Allowance for loan losses as
        a percentage of each of
        the following:
          total loans and loans
             held for sale,
            net of unearned income                     1.83%                1.80%            2.20%
          total delinquent loans
             (past due 30 to 89 days)                104.28               121.49           146.74
          total non-accrual loans                    275.65               286.27           321.81
          total non-performing assets                207.45               197.32           273.35


     Since December 31, 1994, the balance in the allowance for loan losses has declined by $691,000 to $14.9 million. The disposition of a business line reduced the allowance for loan losses by $342,000. The remainder of the decline was due to net charge-offs exceeding the loan loss provision by $349,000. During the first nine months of 1995, net charge-offs amounted to $589,000 or 0.10% of total average loans compared to net charge-offs of $222,000 or 0.04% of total average loans for the same 1994 period. The higher 1995 amount resulted from the charge-off of $350,000 of commercial loans for which allocations had been established within the allowance for loan losses.

     The portion of the Company's allowance which is allocated to "general risk" and not to any particular loan or loan category increased to $7.3 million at September 30, 1995. The amount of the reserve allocated to general risk now represents 49.2% of the total allowance for loan losses.

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

    The following table presents a summary of the Company's static GAP positions (in thousands, except for the GAP ratios):

                                   September 30        December 31      September 30
                                   1995                1994             1994

    Six month cumulative GAP
        RSA................        $  473,810          $ 487,450        $ 401,020
        RSL................          (783,187)          (673,196)        (667,695)
        Off-balance sheet
           hedges..........            75,000             90 000           90,000
        GAP................        $ (234,377)         $ (95,746)       $(176,675)
        GAP ratio..........              0.67X              0.84X            0.69X
        GAP as a % of total
           assets..........            (12.80)%            (5.35)%          (9.89)%
        GAP as a % of total
           capital.........           (163.52)            (69.82)         (129.04)

    One year cumulative GAP
        RSA................        $  718,221          $ 675,875        $ 682,181
        RSL................          (937,557)          (849,153)        (838,775)
        Off-balance sheet
           hedges..........            75,000            (10,000)         (10,000)
        GAP................       $  (144,336)         $(183,278)       $(166,594)
        GAP ratio..........              0.83X              0.79X            0.80X
        GAP as a % of total
           assets..........             (7.88)%           (10.25)%          (9.33)%
        GAP as a % of total
           capital.........           (100.70)           (133.65)         (121.67)


    When September 30, 1995, is compared to December 31, 1994, the Company's six month cumulative GAP ratio became more negative while the one year cumulative GAP ratio became less negative. As separately disclosed in the above table, the hedge transactions (described in detail in Note #13) reduced the negativity of both the six month and one year GAP by $75 million. The purchase of adjustable-rate mortgage-backed securities throughout 1995 to replace maturing securities and the $34 million of sold fixed-rate mortgage loans increased the earning asset sensitivity and also contributed to the reduction in the negativity of the one year static GAP position.

    A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc. At September 30, 1995, the balance in these accounts totalled $451 million or 24.6% of total assets. Within the above static GAP table, approximately $130 million or 28.8% of the total low cost core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this 28.8% assumption is based upon historical experience in varying interest rate environments and is consistently used for all
GAP ratios presented. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that up to a 250 basis point increase in rates will not necessitate a change in the cost of these accounts. Indeed, throughout 1994 and 1995, the Company has been able to hold steady the pricing of these accounts despite eight Federal Reserve rate movements which caused a total 275 basis point increase in both the fed funds and prime rate.

    There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places primary emphasis on simulation modeling to manage and measure interest rate risk. At September 30, 1995, these varied economic interest rate simulations indicated that the maximum negative variability of USBANCORP's net interest income over the next twelve month period was -6.2% under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. Capital impairment under this simulation was estimated to be less than 2.0%. The off- balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income in a rising interest rate environment. The Company's asset liability management policy seeks to limit net interest income variability to plus or minus 7.5%.

    Within the investment portfolio, 40.3% of the portfolio is currently classified as available for sale and 59.7% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30 year mortgage loans. The Company will retain servicing rights at its mortgage banking subsidiary and recognize fee income over the remaining lives of the loans sold at an average rate of approximately 30 basis points on the loan balances outstanding.

 .....LIQUIDITY.....Financial institutions must maintain liquidity to meet day-
to-
day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totalled $187 million at September 30, 1995, $146 million at December 31, 1994, and $222 million at September 30, 1994. Maturing and repaying loans as well as the monthly cash flow associated with certain asset- and mortgage-backed securities are other sources of asset liquidity.

    Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At September 30, 1995, USBANCORP's subsidiaries had approximately $168.4 million of unused lines of credit available under informal arrangements with correspondent banks compared to $160.3 million at September 30, 1994.
These
lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer-term advances up to approximately 80% of their investment in assets secured by one-to-four family residential real estate.
This would suggest a current total available Federal Home Loan Bank borrowing capacity of approximately $339 million. Furthermore, USBANCORP had available at September 30, 1995, $6.5 million of a total $12.5 million unsecured line of credit.

    Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $15.8 million from December 31, 1994, to September 30, 1995, due primarily to $55.4 million of net cash used by investing activities. This more than offset $19 million of net cash provided by operating activities and $20.6 million of net cash provided by financing
activities.   Within investing activities, purchases of investment securities exceeded the cash proceeds from investment security maturities and sales by approximately $74.1 million. Cash advanced for new loan fundings totalled $238.5 million and was approximately $52.6 million less than the cash received from loan principal payments and sales. The $32.4 million use in other assets reflects the purchase of $30 million of Bank Owned Life Insurance. Within financing activities, cash generated from the sale of new certificates of deposit exceeded cash payments for maturing certificates of deposit by $31.5 million. Demand and savings deposits have experienced a net decrease of $36.8 million.

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

 .....CAPITAL RESOURCES.....The following table highlights the Company's compliance with the required regulatory capital ratios for each of the periods presented (in thousands, except ratios):


                                    September 30, 1995          December 31, 1994           September 30, 1994
                                    Amount        Ratio         Amount         Ratio        Amount         Ratio
RISK-ADJUSTED
  CAPITAL RATIOS
Tier 1 capital                      $  119,013    13.22%        $  117,480     12.45%       $  115,428     11.95%
Tier 1 capital
  minimum
  requirements                          36,014     4.00             37,745      4.00            38,622      4.00
Excess                              $   82,999     9.22%        $   79,735      8.45%       $   76,806      7.95%

Total capital                       $  130,267    14.47%        $  129,275     13.70%       $  127,497     13.20%
Total capital
   minimum
   requirements                         72,027     8.00             75,489      8.00            77,244      8.00
Excess                              $   58,240     6.47%        $   53,786      5.70%       $   50,253      5.20%

Total risk-
   adjusted
   assets                           $  900,339                  $  943,614                  $  965,544

ASSET LEVERAGE
   RATIO
Tier 1 capital                      $  119,013     6.59%        $  117,480      6.64%       $  115,428      6.54%
Minimum
   requirements                         90,361     5.00             88,462      5.00            88,201      5.00
Excess                              $   28,652     1.59%        $   29,018      1.64%       $   27,227      1.54%

Total adjusted
   assets                           $1,807,215                  $1,769,234                  $1,764,027


     Between December 31, 1994, and September 30, 1995, the Company's risk adjusted capital ratios increased due to overall net growth in equity and a reduced level of risk adjusted assets. The asset leverage ratio was relatively consistent as it decreased by 5 basis points. The Company used funds provided by a new $10 million unsecured line of credit to repurchase 242,000 shares or $6.7 million of its common stock during the third quarter of 1995.  The rate on this unsecured line of credit
floats at 50 basis points under the prime rate.   Through September 30, 1995,
the
Company has repurchased a total of 423,000 shares of its common stock at a total cost of $11.0 million. Treasury stock purchases in the fourth quarter of 1995 will most likely be lower than previous quarters' activity. The recent appreciation in the Company's stock price to approximately $32 per share has caused the market price to book value ratio to approximate 120% which is higher than the current maximum allowable ratio for repurchase authorizations contained in the Company's share repurchase policy.

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

     The Company's declared Common Stock cash dividend per share was $0.79 for the first nine months of 1995 which was a 9.7% increase over the $0.72 per share dividend for the same 1994 interim period. The dividend yield on the Company's common stock now approximates 3.5% compared to an average common dividend yield for
Pennsylvania bank holding companies of approximately 3.0%. The Company remains committed to a progressive total shareholder return which includes maintaining the common dividend at a higher level than peer.

 .....OTHER MATTERS-COLLECTIVE BARGAINING AGREEMENT.....The Company announced on
October 17, 1995, that its wholly-owned subsidiary, U.S. Bank in Johnstown ("Bank"), has reached a new four year collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC, Local Union 8204, which is the bargaining unit for 250 nonsupervisory employees of the Bank, or approximately 60% of the Bank's workforce. The agreement, approved by a majority of the bargaining unit members, was effective on October 16, 1995. In the view of the management of the
Company and the Bank, the agreement is fair and reasonable to all parties and is consistent with the concept of shared proportionate sacrifice designed to assist the
Company in achieving its announced goal of reaching a 13% return on equity in 1996.
The Bank introduced the shared proportionate sacrifice concept in June and subsequently in September when a "1996 salary freeze and temporary one year salary rollback" was announced for all officers. The 1996 temporary one year rollback starts at 10% for executive officers and reduces to 3% for first level officers.

 The principal features of the collective bargaining agreement are as follows:

 The term of the agreement is four years.

 The agreement calls for a wage freeze for bargaining unit employees in the first year of the contract ending October 15, 1996. Thereafter, the agreement calls for annual raises of 2%, 4%, and 5%.

 The agreement does not alter the earnings-based formula for determining profit sharing payments under the Bank's deferred profit sharing plan, but participants in the plan (which includes all employees of the Bank) will receive 90% on the formula amount with respect to the calendar year ending December 31, 1995. In the next two years, participants will receive 25% and 75% of the formula amount, respectively. In the final year of the contract, profit sharing payments will be restored to 100% of the formula.

     The traditional indemnity health insurance coverage for bargaining unit employees will be replaced by a Blue Cross point of service managed care program.

     The pay scale of hourly workers beyond the entry level will be increased by the commensurate with the pay of full-time salaried employees performing similar jobs in order to encourage part-time employment and flexible scheduling.

     Management/labor task forces will be established to provide joint recommendations on certain operational issues.

Presented on this page was a service area map showing the six county area services by USBANCORP.

Part II  Other Information


Item 6.Exhibits and Reports on Form 8-K

The exhibits listed below are filed herewith or to other filings.

 (a)  Exhibit

      3.1 Articles of Incorporation, as amended on February 24, 1995.

      3.2 Bylaws, as amended and restated on
      February 24, 1995.

      15.1 Letter re:  unaudited interim financial information.

      27  Financial Data Schedule.

 (b)  Reports on Form 8-K

      USBANCORP, Inc. announcement of increased authorization in common stock repurchase program dated August 2, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 USBANCORP, Inc.
                                                   Registrant

Date:  November 14, 1995                       /s/Terry K. Dunkle
                                               Terry K. Dunkle
                                               Chairman, President and
                                               Chief Executive Officer

Date:  November 14, 1995                       /s/Orlando B. Hanselman
                                               Orlando B. Hanselman
                                               Executive Vice President
                                               and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

October 19, 1995

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


/s/Terry K. Dunkle                                 /s/Orlando B. Hansleman
Terry K. Dunkle                                    Orlando B. Hanselman
Chairman, President &                              Executive Vice President &
Chief Executive Officer                            Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of
USBANCORP, Inc.:

We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and Subsidiaries as of September 30, 1995 and
1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of USBANCORP, Inc. as of December 31, 1994, and, in our report dated January 27, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

\s\Arthur Andersen, LLP
Pittsburgh, Pennsylvania,
October 19, 1995

October 19, 1995

To the Stockholders and Board of Directors of USBANCORP, INC.:

We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form S-3 (Registration No. 33-56604; Form S-8 (Registration No. 33-53935); Form S-8 (Registration No. 33-55845); Form S-8 (registration No. 33-55207); and Form S-8 (Registration No. 33-55211) its Form 10-Q for the quarter ended September 30, 1995, which includes our report dated October 19, 1995, covering the unaudited interim financial statement information contained therein. Pursuant to Rule 436(c) of the Securities Act of 1933 (the Act), that report is not considered a part of the Registration Statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,

\s\Arthur Andersen, LLP