Form 10-K
period 1995-12-31
USBANCORP INC /PA/
filed 1996-03-25
CIK 707605

USBANCORP, INC.
1995 ANNUAL REPORT
AND FORM 10-K

CONTENTS
Financial Highlights at a Glance                              2
Financial Highlights                                          3
Shareholder Information at a Glance                           4
Message to the Shareholder                                    5
Service Area Map                                             14
Consolidated Balance Sheet                                   17
Consolidated Statement of Income                             18
Consolidated Statement of Changes in Stockholders'
  Equity                                                     19
Consolidated Statement of Cash Flows                         20
Notes to Consolidated Financial Statements                   23
Statement of Management Responsibility                       43
Reports of Independent Public Accountants                    44
Market Price and Dividend Data                               46
Selected Five-Year Consolidated Financial Data               47
Selected Quarterly Consolidated Financial Data               48
Management's Discussion and Analysis                         49
Form 10-K                                                    76
USBANCORP Directors and General Officers                     97
Subsidiaries' Directors, General Officers, and Advisory
  Board                                                      98
Office Locations                                            101
Shareholder Information                                     102

USBANCORP, INC.
FINANCIAL HIGHLIGHTS AT A GLANCE
See annex A

USBANCORP, INC.
FINANCIAL HIGHLIGHTS


                                                                     %Increase
                                        1995           1994          (Decrease)
FOR THE YEAR                        (In thousands, except per share and ratio data)
Net interest income                     $56,147        $55,818        1
Net income                               15,803         11,320       40
Net income before acquisition charge     15,803         13,202       20
Performance ratios:
Return on average assets before
acquisition charge                         0.87%          0.87%       -
Return on average equity before
acquisition charge                        11.03          10.41        6
Net interest margin                        3.45           4.03       (14)
Net charge-offs as a percentage of
average loans, net of unearned income      0.08           0.04       100
Loan loss provision as a percentage of
average loans, net of unearned income      0.03          (0.34)      109
Net overhead expense (excluding
acquisition charge) as a percentage
of average assets                          1.86           2.32       (20)

PER COMMON SHARE
Net income:
Primary                                   $2.88          $2.18        32
Fully diluted                              2.87           2.18        32
Fully diluted before acquisition charge    2.87           2.54        13
Cash dividends declared                    1.06           0.97         9
Dividend payout ratio                     36.43%         44.57%      (18)
Price earnings ratio before
acquisition charge                        11.50x          8.27x       39

AT PERIOD END
Total assets                             $1,885,372     $1,788,890     5
Investment securities:
Available for sale                          427,112        259,462    65
Held to maturity                            463,951        524,638   (12)
Loans and loans held for sale,
net of unearned income                      834,634        868,004    (4)
Allowance for loan losses                    14,914         15,590    (4)
Goodwill and core deposit intangibles        23,838         27,009   (12)
Deposits                                  1,177,858      1,196,246    (2)
Stockholders' equity                        150,492        137,136    10
Trust assets (discretionary and
non-discretionary)                        1,043,001      1,027,253     2
Non-performing assets                         9,426          7,901    19
Non-performing assets as a percentage of
loans and loans held for sale,
net of unearned income, and other
real estate owned                             1.13%           0.91%   24
Capital ratios:
Common equity                                 7.98            7.67     4
Total risk-based                             14.88           13.70     9
Asset leverage                                6.63            6.64     -
Per common share:
Book value                                  $28.34          $24.57    15
Market value                                 33.00           21.00    57
Market price to book value ratio            116.44%          85.47%   36
Assets per employee                         $2,541          $2,293    11

STATISTICAL DATA
AT YEAR END                                      (Amounts not rounded)

Full-time equivalent employees                 742             780    (5)
Branch locations                                45              45     -
Common shareholders                          6,212           6,360    (2)
Common shares outstanding                5,310,489       5,582,155    (5)

NASDAQ Symbol: UBAN

USBANCORP, INC.
SHAREHOLDER INFORMATION AT A GLANCE
See annex A

USBANCORP, INC.

MESSAGE TO THE
SHAREHOLDER

Dear Shareholder:
 Your Company is pleased to report that key strategies introduced during 1995 have created a total annual shareholder return of 64% and have repositioned us to better meet the challenges of a changing banking environment. Measures instituted last year to improve earnings performance and the momentum achieved will benefit our shareholders, customers and employees as we head toward the 21st century.
Throughout the early 90s, your Company-like many small community bank holding companies similar in asset size-enjoyed growth and success by competing in the traditional "Commercial Bank" marketplace. Supplying credit and non-credit services to companies with annual sales in excess of $10 million contributed to positive bottom line results. These results were achieved through conservative management practices with emphasis on a strong credit process, acquisition growth and diligent expense management.
Throughout 1994 increased rate-driven competition from larger regional banks and non-traditional financial service providers resulted in a gradual decline in your Company's share of traditional "Commercial Bank" business. Coupled with a three-year trend of less than desirable growth in Earnings Per Share (EPS), this decline in market share prompted management to take decisive action and reorganize key leadership positions during the second quarter of 1995.
Specifically, management acknowledged the need to shift management practices from the previously successful hierarchical "command and control" paradigm of the past, to a flatter, more flexible organization capable of supporting "real time" decision-making autonomy in developing and implementing strategies. To reach this objective, management identified the following requisites for new leadership:

Address opportunities philosophically and with vision.

Utilize a hands-on, action-oriented approach to daily business with steadfast accountability for results.

Build an aggressive management team which utilizes the special skills and abilities of cross-functional leaders.

Be passionate towards the mission.
Model a performance based work ethic demonstrated by a "roll-up-your-sleeves" management style.

In May, I put together a team of leaders who best exemplified these required qualities to lead the repositioning process. Orlando B. Hanselman, who continues as Executive Vice President/Chief Financial
Officer, USBANCORP, was awarded the expanded responsibility of President and Chief Executive Officer of U.S. Bank. W. Harrison Vail, President and Chief
Executive Officer of Three Rivers Bank, was awarded the additional responsibility of President and Chief
Executive Officer of Community Savings Bank. Louis
Cynkar was made Executive Vice President and Corporate
Senior Commercial Loan Officer, USBANCORP. Finally, the leadership team was expanded to include Ronald W.
Virag, President and Chief Executive Officer of
USBANCORP Trust Company, and Kevin J. O'Neil, President and Chief Executive Officer of Standard Mortgage
Corporation of Georgia.

USBANCORP, INC.

Your new leadership team developed these common goals:

Unify the three affiliate banks, the Trust Company and Standard Mortgage Corporation under a common mission to become the "Bank of Choice" for shareholders, customers and employees.

Improve performance as measured by our corporate goal of achieving an intermediate 13% ROE in 1996. This goal is to be accomplished through strategies that increase net interest income through loan growth, situational right-sizing, benefits of continuing Western Region integration, reduction of salary and benefit costs, and emphasis on commercial and trust growth potential.

Your new management team defined four primary strategies to achieve these goals. Begin facilitating a flexible sales and marketing strategy. Increasingly accept controlled risks to advance the mission. Balance our approach between new business generation and expense reduction. And, create a "partnership of success" which will lead to added value for shareholders, customers and employees.

FACILITATING A FLEXIBLE SALES AND MARKETING STRATEGY

To implement a flexible sales and marketing strategy, management began by expanding the pool of candidates for vacated leadership positions to include applicants working in non-banking industries that have broader experience in sales and service. As a result, sales and retail leaders have been recruited from companies featuring products as diverse as life insurance, annuities, toys, clothing and snack foods. This expanded sales and retail experience is fostering a more sophisticated approach to selling our products and services and is affording your Company an innovative and beneficial competitive edge.
Utilizing the broadened base of sales expertise, management began in June of 1995 to help employees develop and hone needed sales skills. Branch leadership and retail sales staff at each affiliate bank participated in high-intensity retail sales training conducted by a nationally recognized teaching organization. Intensive follow-up and coaching in the field continue to provide our front line people with the tools they need to maintain our vigorous sales and service program. This customer-driven sales program is characterized by flexibility in when, where and how we deliver our products and services in order to maximize customer convenience and satisfaction. With proper sales leadership and effective employee training in place, we are confident that this competitive point of difference will attract new customers and cement relationships with existing customers.
Extensive customer research during 1994 and again in 1995 confirmed that more than 90% of customers throughout the USBANCORP network felt that their service expectations were either met or exceeded. A thorough review of the aggregate research findings revealed, and supported our belief, that customers want us to focus on one area of improvement-more flexibility in the product and service delivery process. Speeding the product delivery process and expanding the times and places of delivery are already beginning to close the gap between quality service and total customer satisfaction.

USBANCORP, INC.

To further support a flexible sales and marketing strategy, management adopted a Total Quality Management
(TQM) system in which each employee is empowered to identify opportunities for improvement and remove barriers to success. Employees are responsible for bringing new opportunities as well as sales or service barriers to the attention of seven Rapid Response
Teams. The teams are comprised of peer-elected individuals who offer recommendations for improving work flow associated with the delivery process. To date, Rapid Response Teams are evaluating processes such as cashing checks, processing loans, waiving fees, selling and maintaining safe deposit boxes and applying for home equity loans. Actions recommended by the Rapid
Response Teams assure that the most efficient processes are used for convenient delivery of products and services to our customers.

ACCEPTING CONTROLLED RISK TO ADVANCE THE MISSION

Management's ability to accept controlled risk with confidence was further advanced through an Investment
ALCO re-engineering project completed during 1995. The evolution to state of the art computer systems for simulation modeling, financial forecasting and investment accounting enhanced management's abilities to monitor and manage interest rate risk. These enhancements to the decision making process-combined with amended hedging, investment and ALCO policies that reflect management's philosophy to assume controlled interest rate risk-received high marks during a full scope examination conducted at U.S. Bank by the Office of the Comptroller of the Currency during the fourth quarter of 1995. The investment income opportunities afforded by this re-engineering complements our management style which places a premium on increased earnings performance within a changing bank environment.

BALANCING OUR APPROACH BETWEEN
NEW BUSINESS GENERATION AND EXPENSE REDUCTION

By re-engineering work flows and reporting structures, 50% of all employee vacancies occurring after May 1, 1995, resulted in position eliminations. Through situational right-sizing, your Company flattened the organizational structure at all affiliates to further advance our sales and marketing culture by directing more responsibility and accountability towards those closest to the customer. During 1995, employees from all levels of the organization worked together to identify ways to reduce expense without impairing customer service. Some of these expense reductions were achieved by eliminating production of the quarterly statement to shareholders, developing a bar coding system to lower postage costs, decreasing the weight of this annual report, and curtailing discretionary expenditures for fixed assets.
These savings improved our efficiency ratio from 73% in 1991 to 67% in 1995. It is management's goal to reduce this ratio to less than 60% over the next 12 to 18 months. All expense reductions and right-sizing decisions will continue to be made only after careful consideration is given to the impact on our stated 1996 goals and our future competitive position in the market area. Management will resist short term benefits of pervasive employee downsizing which would adversely affect our goal to increase market share through a "high-touch" approach to customer service. By retaining the optimum resources to succeed, your Company is better positioned to capture and keep a larger share of the banking market in the communities we serve.

USBANCORP, INC.

CREATING A PARTNERSHIP OF SUCCESS

The new executive leadership will create added value for its partners-shareholders, customers and employees.
For shareholders we are improving performance through a balanced approach to business generation and expense reduction which leads to improved EPS growth and to a progressive total shareholder return. For our customers we are becoming the "Bank of Choice" through "high-touch" customer service. At your Company, "banker's hours" have taken on a new meaning. We are outworking the competition by delivering our products and services whenever and wherever it is convenient for our customers. For employees we are providing growth opportunities through a total quality management process that emphasizes skill-based learning programs and continuous employee participation in generating ideas and streamlining procedures.
Shareholders, customers and employees are responding to the revitalized USBANCORP with renewed enthusiasm.
Shareholders have responded favorably to our improved performance as demonstrated through heightened stock activity in 1995. Total trading volume of USBANCORP stock in 1995 increased by 44% compared with the previous year. This increased demand for our stock contributed to a total shareholder return of 64% in 1995.
In July, U.S. Bank President Orlando B. Hanselman asked customers to tell him how they were "dazzled or disappointed" with products and services. Within the first three months of the comprehensive survey, more than 5,000 customers answered his request. Their feedback verified that the high level of quality service our employees provide to customers is indeed a competitive advantage for U.S. Bank. The bank president personally responded by calling or writing each customer and senior division leaders ensured that each comment requiring follow up was acted upon within 14 days. The president also continues to mail personal hand-written notes to existing and potential customers.
Eagerly participating in the TQM process, employees generated more than 300 suggestions for improvement. At
U.S. Bank a suggestion to expand the availability of training sessions resulted in the implementation of five regional learning centers, each equipped with audiovisual equipment. These learning centers offer more timely employee communication as well as expanded access to learning. Employee participation is also the driving force behind Making Change, an employee-suggested, volunteer-staffed newsletter dedicated to communicating the latest news concerning our accomplishments and future direction. In the Western Region, employees from all levels of the organization pooled a wide range of skills and experience to design and implement telephone banking.
U.S. Bank is applying the knowledge and expertise amassed by these pioneers to initiate a similar service this year.

IMPLEMENTING THE STRATEGIES-
INCREASING NET INCOME THROUGH LOAN GROWTH

Successfully positioning your Company as the quality service leader within a rate-driven competitive environment requires bold action and extraordinary employee commitment. At a time when employee interest and enthusiasm were at all time highs, we revealed the key employee-driven components of our new "high-touch" strategies. After instituting several key programs, our success was apparent immediately. The increase in loan volume which began at mid-year was a direct result of proving to customers that we are willing to provide flexibility in the time, place and method of our product and service delivery.

USBANCORP, INC.

Because of its strong leadership in the market and management's ability to rapidly track results, U.S.
Bank was chosen as the first subsidiary to implement the positioning components. The following programs were initiated to help demonstrate the bank's new direction.

The Sales "Blitz": Employees demonstrated enthusiastic support for U.S. Bank's retail service initiatives immediately following intensified sales training.
Community office leaders volunteered their own challenging sales call goals, motivated solely by their new sales knowledge and a willingness to advance the bank's mission. As a result, out-of-branch sales calls increased 300% during the last four months of 1995 compared with the previous four month period.

Canvassing: Employee volunteers from all departments and organizational levels knocked on doors in three high-growth-potential neighborhoods to bring the home delivery concept to a broader audience. Employees visited more than 3,600 homes during three Saturday morning canvassing sessions, delivering a first-hand description of our quality service commitment to more than 1,700 potential customers. Employees also left
U.S. Bank's tracks everywhere they went by hanging a footprint-shaped promotional piece on the door knob of every home they visited!

The Loan Patrol: U.S. Bank began a promotional campaign highlighting the bank's willingness to go beyond standard bank practice by delivering consumer and mortgage credit services at the customer's convenience rather than restricting sales to banker's hours and community offices. Customers were urged to put U.S.
Bank to the test by asking the bank to deliver approved loan proceeds right to their homes or offices, anytime of the day or night. In 1995 customers also enjoyed the ability to complete applications for these credit products via a toll-free telephone number. These new concepts increased loan applications by 43%, with 65% of these representing new customers for U.S. Bank. The closing rate on telephone loan applications now approximates the 33% national average. As we enter 1996 the message is clear-U.S. Bank is willing to do whatever it takes to outwork and outsell the competition.
These programs succeeded in positioning U.S. Bank as the local service provider most willing to demonstrate extraordinary commitment to customer convenience. By outworking the competition, U.S. Bank's branch system leaders, working with centralized lending support teams, posted improved loan volumes during the last three months of 1995. Commercial loan originations through the branch system increased to an average of $665,000 a month for the last quarter of the year compared to $52,000 a month during the baseline period of January through April 1995. During the last quarter of 1995, the branch system averaged $1.5 million in new mortgage originations per month, a four-fold increase when compared to the baseline period. The most modest success was the still remarkable 57% improvement in new consumer loans originated by the branches.
In 1996, the Loan Patrol concept is being adapted to develop other loan generating opportunities. A joint effort between U.S. Bank and local home improvement retailers will bring home equity loan applications right into the retailers' stores along with U.S. Bank sales banners and point-of-sale merchandising. U.S.
Bank will

USBANCORP, INC.

promote participating retailers to our current customers through mass-distributed coupon books, while retailers will encourage their customers to conveniently finance home improvements by obtaining a home equity loan from U.S. Bank. To increase mortgage loan activity, three mortgage loan originators will now be available to complete residential mortgage applications at the customer's home or business from 7
A.M. to 9 P.M. seven days a week.
Banking on demonstrated success at U.S. Bank, your Company plans to introduce similar programs in the Western Region in early 1996. It is our belief that comparable results can be achieved in the "big bank" environment of the West, as customers compare the "high-tech" impersonal treatment received from the "big banks" to our personalized "high-touch" practices.

IMPLEMENTING THE STRATEGIES-WESTERN REGION INTEGRATION
The sale of Frontier Finance Company during the first quarter of 1995 resulted in a pre-tax gain of $905,000 and divested your Company of a business line which was not compatible with future strategic plans. The organizational structure of the Western Region was revised to eliminate duplications in effort and staffing between the two Western affiliates. These operating efficiencies positioned the Western affiliates to swiftly embrace a marketing and sales driven business strategy.
Western Region subsidiaries are improving customer service and advancing the consolidation effort through successful operation of inter-affiliate banking and telephone banking. In July, Three Rivers Bank and
Community Savings Bank received regulatory approval to allow their customers to transact deposit business at any of the combined 24 offices and 17 automated teller locations throughout the Western Region. Telephone banking, known as "TellerPhone Banking," was introduced in the Western Region in December of 1995 and was enthusiastically received. Within the first 15 days of operation, nearly 700 customers used the service, making nearly 6,000 calls or transactions.
Inter-affiliate banking and TellerPhone Banking are positioning the Western affiliates to successfully execute our strategic plans in 1996.

EMPLOYEE COMMITMENT TO THE MISSION
In September 1995, USBANCORP, U.S. Bank and USBANCORP
Trust Company officers, employees and Boards of Directors agreed to participate in a shared proportionate sacrifice program to reduce expense and demonstrate their commitment to improving performance and achieving an intermediate 13% ROE in 1996.
All officers agreed to a salary rollback starting at 10% for executive officers and reducing to 3% for first level officers. All other U.S. Bank and USBANCORP employees agreed to a wage freeze. Beginning January 1, 1996, these salary rollbacks and the wage freeze will be effective for one year. The United Steelworkers of America, AFL-CIO-CLC, Local Union 8204, which represents 60% of the work force of U.S. Bank and USBANCORP Trust Company, overwhelmingly approved a four year contract which includes a wage freeze in 1996 and annual raises of 2%, 4% and 5% in the following three years. The Boards of Directors of U.S. Bank, USBANCORP and USBANCORP Trust Company opted for a 10% reduction in directors' fees for 1996.

USBANCORP, INC.

In addition to salary rollbacks and wage freezes, all U.S. Bank and USBANCORP employees are participating in a temporarily discounted deferred profit sharing plan.
These discounts do not alter the earnings-based formula for determining the employers' profit sharing contribution; however, participants received 90% of the formula amount for the year ending December 31, 1995.
During the next two years, participants will receive
25% and 75% of the formula amount, respectively. In year four, profit sharing contributions will be restored to 100% of the formula. Augmenting these expense reductions, traditional indemnity health insurance coverage was replaced by a point of service managed care program.
Aggregate four-year benefits from the shared proportionate sacrifice program are expected to reduce costs by $2 million, with a present value of approximately $1.5 million. By agreeing to these expense reductions, employees and directors have created additional time for your Company to enhance its core franchise and profitability.

EMPHASIS ON COMMERCIAL AND TRUST GROWTH POTENTIAL
The Commercial segment contributed to improved performance for your Company in 1995 by generating fee income and loan growth. Due to increased competition for "big business" loans, your Company is redirecting sales efforts to attract small and middle-sized business customers, those with annual sales of $3 million or less. To target this market segment, a Small
Business Center was created to centralize processing and underwriting of commercial loans up to $250,000. By utilizing "back room" efficiencies provided by the Center, your Company has been successful in generating an increasing number of commercial loans through the branch network at each banking affiliate. Commercial lending fee goals were raised at mid-year to coincide with the opening of the Small Business Center. At year end 1995, the commercial segment had surpassed their revised fee goal.
A Sales Blitz program, similar to the U.S. Bank retail segment program, targeted potential customers with a large "sphere of influence," including construction companies, law firms, accounting firms, engineers and architects. Successful sales calls not only result in new loan business, but also help to generate referral business that benefits the commercial segment in the long term. A direct response advertising campaign is also in place to target specific businesses and sell them on the advantages of responsiveness, personal attention and anytime, anywhere delivery convenience provided by the Small Business Center working cooperatively with all branch calling officers.
Standard Mortgage Corporation of Georgia, our wholesale mortgage banking affiliate, increased loan origination production by 62% in 1995. Standard Mortgage benefitted from last year's declining interest rate environment as well as further strategic expansion into the robust real estate markets of the southeastern United States.
This section of the country continues to offer a strong housing market and home values that are rising faster than in any other part of the country. More than $137 million in loan originations were generated during the last half of 1995 compared with just $85 million for all of 1994. Standard Mortgage Corporation of Georgia also originated and sold 330 adjustable rate mortgage loans totalling approximately $44.5 million to U.S.
Bank. This transaction resulted in reduced interest rate risk and provided geographic diversification in U.S. Bank' mortgage loan portfolio.

USBANCORP, INC.

USBANCORP Trust Company seized the opportunity to aggressively market the Pathroad product throughout the strong stock and equity environment of 1995. The
Pathroad account is positioned to take advantage of an upswing in consumer savings and investment activity within a growing segment of the population with assets of less than $200,000 and annual household incomes of $45,000 or more. The Trust Company will use a direct marketing approach to generate new account inquiries and increase current account investment levels during 1996. Management also will market the Pathroad product to other small bank Trust Divisions as a turnkey, fee-generating operation. These strategies are expected to increase managed assets as well as fee income in 1996.

SERVING OUR COMMUNITIES
Recognizing the importance of good corporate citizens, your leadership team actively participates in improving the communities they serve. I personally serve on the Federal Reserve Bank Board in Philadelphia. Orlando B.
Hanselman serves on the Board of Directors' Investment and Finance Operations Committee for Conemaugh Health
Systems. Additionally, Hanselman is a member of the National American Red Cross Biomedical Services Board of Directors and is chairman of the Johnstown Regional
Blood Services Board. W. Harrison Vail is a member of the Board of Directors for the Greater Pittsburgh
Council of the Boy Scouts of America and serves as a director for the Housing Opportunities, Inc. board.
Louis Cynkar serves as Chairman of Housing
Opportunities, Inc. of Cambria County as well as Vice
Chairman for Johnstown Area Regional Industries (JARI).
Kevin O'Neil actively participates as an advisor to the Atlanta Mortgage Consortium, a group of Atlanta based institutions that provide financing opportunities for low to moderate income families. O'Neil is also active in revitalizing inner-city properties located in Atlanta.
Employees at every level of the organization volunteer countless hours of service to help us merit our reputation as caring neighbors and leaders in the communities we serve. During the Labor Day weekend, U.S. Bank sponsored the Johnstown Area Heritage
Association's Johnstown FolkFest ^95. Throughout the three day weekend, U.S. Bank and USBANCORP employees provided 75% of the volunteer support for this celebrated community event. Additionally, the corporate credit card division combined volunteer efforts with customer service by providing a cash-advance point of sale booth for those who attended the festival.
1996 AND BEYOND
In 1995 your Company responded to increased competitive pressures by successfully implementing carefully thought out repositioning strategies. These strategies provide a broad foundation for your Company to build upon as we progress through 1996. Improving operational performance and increasing the pace of Earnings Per
Share growth will be an ongoing priority for your management team.

USBANCORP, INC.

Throughout 1996 and into 1997, your Company will begin the second phase of repositioning. We will maintain the "high-touch" delivery process developed in 1995 while gradually introducing a "high-tech" complement to optimize the speed and efficacy of our current delivery systems. Management's future goals for 1996 and beyond are focused on shareholders, customers and employees.
For shareholders our goals are to:

achieve efficiency ratios of less than 60% during the next 12 to 18 months.

accomplish a 40% increase in aggregate branch loan originations during 1996.

achieve an annualized Earnings Per Share growth rate in the 15% to 20% range.

accomplish an annual, sustainable total shareholder return approximating 15%.

realize an intermediate 13% Return on Equity in 1996 as a platform for further enhancement in 1997 and beyond.
For customers our goals are to:

implement an efficient credit scoring system which results in a one hour or less approval process for consumer loan applications.
achieve a 24-hour turnaround on mortgage loan approvals.

cost-effectively expand our time of delivery to include evenings and weekends.

achieve a balanced "high-touch/high-tech" delivery process, emphasizing the convenience of home delivery.

explore expanded product delivery capabilities through our ATM delivery system and the introduction of interactive computer-driven banking.

For employees our goals are to:

increase skill based learning opportunities.

provide career satisfaction through greater decision-making autonomy and expanded responsibilities.

develop in-house certification programs for product management, supervision and leadership.

expand performance based incentive compensation programs to all organizational levels.

Management acknowledges the aggressiveness of these goals and is strongly committed to building upon the momentum gained in 1995 to achieve even greater success in 1996 and beyond.

\s\Terry K. Dunkle
Terry K. Dunkle
Chairman, President & CEO
USBANCORP, Inc.

USBANCORP, INC.

SERVICE AREA MAP

USBANCORP, INC.

FINANCIAL STATEMENTS

USBANCORP, INC.
THIS PAGE IS INTENTIONALLY LEFT BLANK.

USBANCORP, INC.


CONSOLIDATED BALANCE SHEET
At December 31                                       1995                1994
                                                          (In thousands)
ASSETS
Cash and due from banks                              $   45,771          $   48,841
Interest bearing deposits with banks                        647               5,050
Federal funds sold and securities purchased
under agreements to resell                               13,750                -
Investment securities:
Available for sale                                      427,112             259,462
Held to maturity (market value $471,191 on
December 31, 1995, and
$501,485 on December 31, 1994)                          463,951             524,638
Assets held in trust for
collateralized mortgage obligation                        7,099               9,104
Loans held for sale                                       5,224              18,077
Loans                                                   832,126             853,759
Less: Unearned income                                     2,716               3,832
Less: Allowance for loan losses                          14,914              15,590
Net loans                                               814,496             834,337
Premises and equipment                                   18,588              19,100
Accrued income receivable                                16,752              16,894
Mortgage servicing rights                                11,372              11,452
Goodwill and core deposit intangibles                    23,838              27,009
Other assets                                             36,772              14,926
TOTAL ASSETS                                         $1,885,372          $1,788,890

LIABILITIES
Non-interest bearing deposits                        $  145,379          $  144,013
Interest bearing deposits                             1,032,479           1,052,233
Total deposits                                        1,177,858           1,196,246
Federal funds purchased and securities sold under
agreements to repurchase                                 63,828             143,289
Other short-term borrowings                              30,528              75,295
Advances from Federal Home Loan Bank                    428,217             200,094
Collateralized mortgage obligation                        6,548               8,251
Long-term debt                                            5,061               5,806
Other liabilities                                        22,840              22,773
TOTAL LIABILITIES                                     1,734,880           1,651,754

Commitments and contingent liabilities (Note 16)

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares
authorized;
there were no shares issued and outstanding on
December 31, 1995, and 1994                                  -                 -
Common stock, par value $2.50 per share; 12,000,000
shares authorized; 5,733,701 shares issued and
5,310,489
outstanding on December 31, 1995; 5,709,855 shares
issued
and 5,582,155 shares outstanding on
December 31, 1994                                        14,334              14,275
Treasury stock at cost, 423,212 shares on December 31,
1995, and 127,700 on December 31, 1994                  (11,007)             (3,064)
Surplus                                                  93,361              92,923
Retained earnings                                        50,401              40,355
Net unrealized gains (losses) on
available for sale securities                             3,403              (7,353)
TOTAL STOCKHOLDERS' EQUITY                              150,492             137,136

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $1,885,372          $1,788,890

See accompanying notes to consolidated financial statements.

USBANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME
Year ended December 31                                    1995           1994        1993
                                                       (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans:
Taxable                                                   $   69,019     $   64,461  $   59,605
Tax exempt                                                     2,134          2,039       1,110
Deposits with banks                                              280            121         127
Federal funds sold and securities purchased
under agreements to resell                                       165             94         383
Investment securities:
Available for sale                                            22,940         15,531      23,164
Held to maturity                                              34,621         19,645          -
Assets held in trust for
collateralized mortgage obligation                               556            920       1,346

Total Interest Income                                        129,715        102,811      85,735
INTEREST EXPENSE
Deposits                                                      45,403         34,283      32,623
Federal funds purchased and securities
sold under agreements to repurchase                            4,769          4,545         322
Other short-term borrowings                                    2,284            804          37
Advances from Federal Home Loan Bank                          20,043          6,006       1,163
Collateralized mortgage obligation                               848          1,024       1,508
Long-term debt                                                   221            331         597

Total Interest Expense                                        73,568         46,993      36,250

NET INTEREST INCOME                                           56,147         55,818      49,485
Provision for loan losses                                        285         (2,765)      2,400

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                     55,862         58,583      47,085

NON-INTEREST INCOME
Trust fees                                                     3,395          3,023       2,578
Net (losses) gains on loans held for sale                       (124)           763         593
Net realized gains (losses) on investment securities             702         (3,972)        583
Gain on disposition of business line                             905            -            -
Wholesale cash processing fees                                 1,154          1,237       1,281
Service charges on deposit accounts                            2,937          2,779       2,771
Net mortgage servicing fees                                    2,555          1,130         -
Other income                                                   5,019          3,227       2,344
Total Non-Interest Income                                     16,543          8,187      10,150

NON-INTEREST EXPENSE
Salaries and employee benefits                                25,305         23,311      19,952
Net occupancy expense                                          4,215          4,133       3,393
Equipment expense                                              3,292          3,089       2,608
Professional fees                                              2,570          2,303       2,167
Supplies, postage, and freight                                 2,608          2,383       1,998
Miscellaneous taxes and insurance                              1,414          1,215       1,128
FDIC deposit insurance expense                                 1,728          2,576       2,157
Acquisition charge                                                -           2,437         -
Amortization of goodwill
and core deposit intangibles                                   2,473          1,805         831
Other expense                                                  6,952          6,267       6,481
Total Non-Interest Expense                                    50,557         49,519      40,715

INCOME
BEFORE INCOME TAXES AND CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                             21,848         17,251      16,520
Provision for income taxes                                     6,045          5,931       5,484

BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                       15,803         11,320      11,036
Cumulative effect of change in accounting
principle-adoption of SFAS 109                                    -              -        1,452

NET INCOME                                               $    15,803      $  11,320   $  12,488

NET INCOME APPLICABLE TO
COMMON STOCK                                             $    15,803      $  11,320   $  12,385

PER COMMON SHARE DATA:
Primary:
Net income                                               $2.88            $2.18       $2.78
Average number of common
shares outstanding                                       5,480,527        5,191,885   4,456,820
Fully Diluted:
Income before cumulative effect of
change in accounting principle                           $2.87            $2.18       $2.41
Net income                                                2.87             2.18        2.72
Average number
of shares outstanding                                    5,499,750        5,191,885   4,588,622
Cash Dividends Declared                                  $1.06            $0.97       $0.86

See accompanying notes to consolidated financial statements.

USBANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Net
                                                                                              Unrealized
                                   Preferred     Common    Treasury             Retained      Gains
                                   Stock         Stock     Stock      Surplus   Earnings      (Losses)      Total
                                                                 (In thousands)
Balance at December 31, 1992       $13,800       $ 7,456    -         $36,022   $25,693        -            $ 82,971
1993
Net income for the year 1993          -             -       -            -       12,488        -              12,488
Dividend reinvestment and
stock purchase plan                   -               56    -             495       -          -                 551
Stock options exercised               -               13    -              73       -          -                  86
Preferred stock converted to
common stock                       (12,468)        1,415    -          11,053       -          -                -
Preferred stock redeemed            (1,332)         -       -             (36)      -          -              (1,368)
Secondary common stock
issuance of 1,150,000
shares net of issuance costs          -            2,875    -          23,113       -          -              25,988
Cash dividends declared:
Preferred stock dividends
paid on conversion                    -             -       -             -        (103)       -                (103)
Common stock ($0.20 per
share on 4,436,257 shares;
$0.22 per share on
4,708,461 shares;
$0.22 per share on
4,715,686 shares; and
$0.22 per share on
4,720,535 shares)                     -             -       -            -       (3,998)       -              (3,998)

Balance December 31, 1993             -           11,815    -          70,720    34,080        -             116,615

1994
Net income for the year 1994          -             -       -            -       11,320        -              11,320
Dividend reinvestment and
stock purchase plan                   -               47    -             408       -          -                 455
Stock options exercised               -               18    -             123       -          -                 141
Common stock issued to acquire
Johnstown Savings Bank ("JSB")
(957,857 shares at $25.125
per share)                            -            2,395    -          21,672       -          -              24,067
Net unrealized holding losses on
available for sale securities         -             -       -            -          -       (7,353)           (7,353)
Cash dividends declared:
Common stock ($0.22 per share on
 4,737,321 shares;$0.25 per share
on 4,745,247 shares; $0.25 per
share on 5,648,550 shares; and
$0.25 per share on 5,617,055 shares)  -             -       -           -        (5,045)       -              (5,045)
Treasury stock, 127,700
shares at cost                        -             -     (3,064)       -           -          -              (3,064)

Balance December 31, 1994             -           14,275  (3,064)      92,923    40,355     (7,353)          137,136

1995
Net income for the year 1995          -             -       -           -        15,803        -              15,803
Stock options exercised               -               59    -             438       -          -                 497
Net unrealized holding gains
on available for sale securities      -             -       -           -           -       10,756            10,756
Cash dividends declared:
Common stock ($0.25 per
share on 5,584,722 shares;
$0.27 per share on
5,531,966 shares; $0.27
per share on 5,304,457
shares and $0.27 per share
on 5,310,489 shares)                  -             -       -           -        (5,757)       -              (5,757)
Treasury stock, 295,512
shares at cost                        -             -    (7,943)        -           -          -              (7,943)

Balance December 31, 1995            $-         $14,334 $(11,007)     $93,361   $50,401     $3,403          $150,492

See accompanying notes to consolidated financial statements.

USBANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
Year ended December 31                                   1995            1994           1993
                                                                    (In thousands)
OPERATING ACTIVITIES
Net income                                               $  15,803       $  11,320      $  12,488
Adjustments to reconcile net
income to net cash
provided by operating activities:
Provision (credit) for loan losses                             285          (2,765)         2,400
Depreciation and amortization expense                        2,484           2,346          2,873
Amortization expense of goodwill and
core deposit intangibles                                     2,473           1,805            831
Amortization expense of mortgage servicing rights            1,175             746           -
Net (accretion) amortization of investment securities       (3,694)           (163)           996
Net realized (gains) losses on investment securities          (702)          3,972           (583)
Net realized losses (gains) on loans and
loans held for sale                                            124            (763)          (593)
Net gain on disposition of business line                      (905)           -              -
Decrease (increase) in accrued income receivable               142          (6,145)           471
Increase in accrued expense payable                          4,773           1,040          2,097

Net cash provided by operating activities                   21,958          11,393         20,980

INVESTING ACTIVITIES
Purchase of investment securities
and other short-term investments                          (468,096)       (616,095)      (296,777)
Proceeds from maturities of
investment securities and other
short-term investments                                     108,880         115,474        204,899
Proceeds from sales of investment securities
and other short-term investments                           273,118         320,237         29,641
Long-term loans originated                                (272,523)       (323,409)      (355,716)
Mortgage loans held for sale                                (5,224)        (14,014)        (1,054)
Principal collected on long-term loans                     249,189         250,391        259,071
Loans purchased or participated                            (31,760)           -            (1,058)
Loans sold or participated                                  90,933          78,547         22,131
Net decrease (increase) in credit card receivables
and other short-term loans                                   1,670          (6,262)        (1,944)
Purchases of premises and equipment                         (2,383)         (2,081)        (2,431)
Sale/retirement of premises and equipment                      411              17             12
Net decrease in assets held in
trust for collateralized mortgage obligation                 2,005           4,711          4,767
Acquisition of mortgage servicing rights                    (1,095)           -              -
Cash received from disposition of business line              5,644            -              -
Premium paid to purchase Bank Owned Life Insurance         (30,000)           -              -
Increase due to JSB acquisition:
Investment securities                                         -           (190,092)          -
Loans                                                         -           (118,150)          -
Loans held for sale                                           -             (4,063)          -
Premises and equipment                                        -             (2,422)          -
Accrued income received                                       -             (1,857)          -
Mortgage service rights                                       -            (10,360)          -
Intangible assets                                             -            (25,917)          -
Other assets                                                  -             (8,115)          -
Net (increase) decrease in other assets                     (1,601)          3,182          1,381

Net cash used by investing activities                     $(80,832)      $(550,278)     $(137,078)

(continued on next page)

See accompanying notes to consolidated financial statements.

USBANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
Year ended December 31                                    1995           1994           1993
                                                                      (In thousands)
FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit            $386,052       $383,260       $254,222
Payments for maturing certificates of deposit             (370,851)      (379,456)      (315,062)
Net (decrease) increase in demand
and savings deposits                                       (33,589)       (65,324)        35,578
Net cash received through Integra Branches acquisition        -              -            76,537
Net (decrease) increase in federal funds purchased,
securities sold under agreements to repurchase,
and other short-term borrowings                           (124,228)       164,227          1,752
Net principal borrowings on advances
from Federal Home Loan Bank                                226,420        103,068         16,073
Principal borrowings of long-term debt                       4,800           -              -
Repayments of long-term debt                                (5,545)        (1,564)        (5,964)
Preferred stock cash dividends paid                           -              -              (397)
Redemption of preferred stock                                 -              -            (1,368)
Common stock dividends paid                                 (7,160)        (4,679)        (3,557)
Proceeds from dividend reinvestment
and stock purchase plan and stock options exercised            497            596            637
Purchases of treasury stock                                 (7,943)        (3,064)          -
Secondary common stock offering (net of expenses)             -              -            25,988
Increase due to JSB acquisition:
Certificates of deposit                                       -           102,959           -
Demand and savings deposits                                   -           105,941           -
Other short-term borrowings                                   -            41,439           -
Advances from Federal Home Loan Bank                          -            65,243           -
Due to JSB shareholders                                       -            19,701           -
Capital                                                       -            24,067           -
Other liabilities                                             -             7,512           -
Cash cost of JSB acquisition                                  -           (19,498)          -
Net decrease in other liabilities                           (3,302)        (2,067)          (348)

Net cash provided by financing activities                   65,151        542,361         84,091
NET INCREASE (DECREASE) IN
CASH EQUIVALENTS                                             6,277          3,476        (32,007)
CASH EQUIVALENTS AT JANUARY 1                               53,891         50,415         82,422
CASH EQUIVALENTS AT DECEMBER 31                            $60,168        $53,891        $50,415

See accompanying notes to consolidated financial statements.

USBANCORP, INC.
THIS PAGE IS INTENTIONALLY LEFT BLANK.

USBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AT AND FOR
THE YEARS ENDED
DECEMBER 31, 1995, 1994 AND 1993
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Nature of Operations:
USBANCORP, Inc. (the "Company") is a multi-bank holding company headquartered in Johnstown, Pennsylvania.
Through its banking subsidiaries the Company operates
45 banking offices in six southwestern Pennsylvania counties. These offices provide a full range of consumer, mortgage, commercial, and trust financial products including deposit and credit card services.
These operations represent one industry segment.
Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United States National Bank in Johnstown
("U.S. Bank"), Three Rivers Bank and Trust Company
("Three Rivers Bank"), Community Bancorp, Inc.
including its principal subsidiaries, Community Savings
Bank and Standard Mortgage Corporation of Georgia,
("Community"), USBANCORP Trust Company ("Trust
Company"), and United Bancorp Life Insurance Company
("United Life"). Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Investment Securities:
Effective January 1, 1994, the Company adopted
Statement of Financial Accounting Standards ("SFAS")
115, "Accounting for Certain Investments in Debt and
Equity Securities," which specifies a methodology for the classification of securities as either held to maturity, available for sale, or as trading assets.
Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method.
Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy.
Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation
(depreciation) excluded from income and credited
(charged) to a separate component of shareholders' equity on a net of tax basis. Any security classified as trading assets are reported at fair value with unrealized aggregate appreciation (depreciation) included in current income on a net of tax basis.
The Company presently does not engage in trading activity.
 Prior to this adoption, the securities portfolio was classified as held for sale, and carried at the lower of amortized cost or market value. Any unrealized holding period adjustments (if any) would have been reflected in "Net unrealized gain or loss on investment securities available for sale" on the Consolidated
Statement of Income.
Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.
Loans:
Interest income is recognized using methods which approximate a level yield related to principal amounts outstanding. The Company's subsidiaries immediately discontinue the accrual of interest income when loans, except for loans that are insured for credit loss, become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for the residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. A non-accrual loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments
(except for residential mortgage loans which only have to become current) and upon the approval of the Credit
Committee and/or Board Discount/Loan Committee with final approval resting with the Chief Accounting
Officer.
Loan Fees:
Loan origination and commitment fees, net of associated direct costs, are deferred and amortized into interest and fees on loans over the loan or commitment period.
Fee amortization is determined by either the straight-line method, or the effective interest method, which do not differ materially.

USBANCORP, INC.

Mortgage Loans Held For Sale:
Newly originated 30 year fixed-rate residential mortgage loans are classified as "held for sale," if it is management's intent to sell these residential mortgage loans. Servicing rights are generally retained on sold loans. This strategy is executed in an effort to help neutralize long-term interest rate risk. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value. Net realized and unrealized gains and losses are included in "Net (losses) gains on loans held for sale" in the Consolidated Statement of Income.
Premises and Equipment:
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operations over the estimated useful lives of the premises and equipment using the straight-line method. Useful lives of up to 45 years for buildings and up to 12 years for equipment are utilized. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives of the improvements, whichever is shorter. Maintenance, repairs, and minor alterations are charged to current operations as expenditures are incurred.
Allowance for Loan Losses and Charge-off Procedures:
As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business.
Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline which is updated on a quarterly basis at the subsidiary bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:
A detailed review of all classified assets to determine if any specific reserve allocations (which includes impaired loans) are required on an individual loan basis.
The application of reserve allocations to all criticized and classified assets based upon allocation percentages which were calculated by using a five-year historical average for actual losses incurred on loans with an olem (other loans especially mentioned), substandard, or doubtful rating.
The application of reserve allocations to installment and mortgage loans which are based upon historical charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three year historical charge-off experience for consumer loans.
The application of reserve allocations to all performing loans based upon a five year historical average for actual losses incurred from all loan review categories.
The maintenance of a general unallocated reserve of at least 20% of the systematically determined minimum amount from the items listed above in order to provide conservative positioning in the event of any unforeseen deterioration in the economy. This 20% policy requirement was mandated by the Board of Directors after the Company experienced significant credit quality problems in the period from 1985 to 1989. It must be emphasized that the Board views this policy as establishing a minimum requirement only and the requirement of a general unallocated reserve of at least 20% of the determined need is prudent recognition of the fact that reserve estimates, by definition, lack precision.
After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to evaluate the adequacy of the reserve and establish the provision level for the next quarter. The Company believes that the procedural discipline, systematic methodology, and comprehensive documentation of this quarterly process is in full compliance with all regulatory requirements.
When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.
Effective January 1, 1995, the Company adopted SFAS
114, "Accounting by Creditors for Impairment of a Loan" which was subsequently amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income
Recognition and Disclosures." SFAS 114 addresses the treatment and disclosure of certain loans where it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. This standard defines the term
"impaired loan" and indicates the method used to measure the impairment. The measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan. Additionally, SFAS 118 requires the disclosure of how the creditor recognizes interest income related to these impaired loans. The adoption of these standards resulted in loans totalling
$2,865,000 being specifically identified as impaired and a corresponding allocation reserve of $466,000 was established. At December 31, 1995, the Company had
$2,227,000 in loans being specifically identified as impaired and a corresponding allocation of $1,085,000 was made to the allowance.

USBANCORP, INC.

Purchased and Originated Mortgage Servicing Rights:
During the second quarter of 1995, the Company adopted
SFAS 122, "Accounting for Mortgage Servicing Rights."
Prior to the issuance of this statement, SFAS 65, "Accounting for Certain Mortgage Banking Activities" required capitalization of the cost of the rights to service mortgage loans for others when those rights were acquired through a purchase transaction but prohibited capitalization when those rights were acquired through loan origination activities. SFAS 122 eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. When the Company originates a loan and retains the mortgage servicing rights, the total cost of the mortgage loan is allocated between mortgage servicing rights and the loan based on their relative fair values. Mortgage servicing rights are amortized over the period of estimated net servicing income and are evaluated for impairment based on their fair value. The effect of implementing SFAS 122 was the capitalization of costs of originating mortgage servicing rights of $479,000 in 1995.
Trust Fees:
All trust fees are recorded on the cash basis which approximates the accrual basis for such income.
Earnings Per Common Share:
The Company uses the treasury stock method to calculate common stock equivalent shares outstanding for purposes of determining both primary and fully diluted earnings per share. Primary earnings per share amounts are computed by dividing net income, after deducting preferred stock dividend requirements (if any), by the weighted average number of common stock and common stock equivalent shares outstanding. Fully diluted earnings per share amounts are calculated for 1993 assuming that the Series A $2.125 Cumulative
Convertible Non-Voting Preferred Stock was converted at the beginning of the year into 1.136 shares of the Company's Common Stock and that no preferred dividends were paid. By April 7, 1993, all Preferred Stock was either redeemed or converted to the Company's Common
Stock. Treasury shares are treated as retired for earnings per share purposes.
Consolidated Statement of Cash Flows:
On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments.
The Company made $3,590,000 in income tax payments in 1995; $3,699,000 in 1994; and $4,871,000 in 1993. The
Company made total interest expense payments of $68,795,000 in 1995; $45,953,000 in 1994; and
$34,153,000 in 1993.
Income Taxes:
As discussed in Note 13, the Company adopted SFAS 109,
"Accounting for Income Taxes" on January 1, 1993. Under
SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.
Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.
Interest Rate Contracts:
The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.
These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated Balance Sheet. Gains or losses on these hedge transactions are deferred and recognized as adjustments to interest income or interest expense of the underlying assets or liabilities over the hedge period.
For interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Since only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.
Any premium or transaction fee incurred to purchase interest rate caps or floors are deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in other assets on the Consolidated Balance Sheet.
Risk Management Overview:
Risk identification and management are essential elements for the successful management of the Company.
In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, and liquidity risk. The Company controls and monitors these risks with policies, procedures, and various levels of managerial and Board oversight. The
Company's objective is to optimize profitability while managing and controlling risk within Board approved policy limits.
Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and off-balance sheet positions.
The Company uses its asset liability management policy and hedging policy to control and manage interest rate risk.

USBANCORP, INC.

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms.
Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet financial instruments. The Company's primary credit risk occurs in the loan portfolio. The
Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses to control and manage credit risk. The Company's investment policy and hedging policy strictly limit the amount of credit risk that may be assumed in the investment portfolio and through off-balance sheet activities.
Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors and debtholders. The Company uses its asset liability management policy and contingency funding plan to control and manage liquidity risk.
Future Accounting Standard:
In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.
SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.
 2. CASH AND DUE FROM BANKS
Cash and due from banks at December 31, 1995, and 1994, included $11,546,000 and $10,781,000, respectively, of reserves required to be maintained under Federal
Reserve Bank regulations.
3. INTEREST BEARING DEPOSITS WITH BANKS
The book value of interest bearing deposits with domestic banks are as follows:

At December 31           1995      1994           1993
                              (In thousands)
Total                    $647      $5,050         $4,809

All interest bearing deposits with domestic banks mature within three months. The Company had no deposits in foreign banks nor in foreign branches of United
States banks.
4. INVESTMENT SECURITIES
The book and market values of investment securities are summarized as follows:
Investment securities available for sale:

At December 31, 1995                    Gross          Gross
                              Book      Unrealized     Unrealized     Market
                              Value     Gains          Losses         Value
                                           (In thousands)
U.S. Treasury                 $ 22,431   $  421         $(14)          $ 22,838
U.S. Agency                     12,408        7          (27)            12,388
State and municipal             58,698    1,269          (89)            59,878
U.S. Agency mortgage-backed
securities                     296,669    4,784         (311)           301,142
Other securities<F1>            30,869        1           (4)            30,866
Total                         $421,075   $6,482         $(445)         $427,112

Investment securities held to maturity:


At December 31, 1995                     Gross          Gross
                               Book      Unrealized     Unrealized     Market
                               Value     Gains          Losses         Value
                                            (In thousands)
U.S. Treasury                  $    796  $   11          $  -          $    807
U.S. Agency                      31,512     511               (9)        32,014
State and municipal              97,900   1,973             (140)        99,733
U.S. Agency mortgage-backed
securities                      330,312   5,777             (957)       335,132
Other securities<F1>              3,431      75               (1)         3,505

Total                          $463,951  $8,347          $(1,107)      $471,191

<F1>Other investment securities include corporate notes
and bonds, asset-backed securities, and equity securities.

USBANCORP, INC.

Investment securities available for sale:

At December 31, 1994                             Gross          Gross
                                     Book        Unrealized     Unrealized     Market
                                     Value       Gains          Losses         Value
                                                   (In thousands)

U.S. Treasury                        $ 23,411    $  -           $  (494)       $  22,917
U.S. Agency                            31,372         3          (1,971)          29,404
State and municipal                     1,479         1            (123)           1,357
U.S. Agency mortgage-backed
securities                            175,215        29          (5,490)         169,754
Other securities<F1>                   37,087         1          (1,058)          36,030
Total                                $268,564    $   34         $(9,136)       $ 259,462

Investment securities held to maturity:

At December 31, 1994                             Gross          Gross
                                     Book        Unrealized     Unrealized     Market
                                     Value       Gains          Losses         Value
                                                      (In thousands)
U.S. Treasury                        $    398    $  -           $    (7)       $     391
U.S. Agency                            35,879       -            (2,622)          33,257
State and municipal                   125,489       825          (6,410)         119,904
U.S. Agency mortgage-backed
securities                            360,146     2,491         (17,378)         345,259
Other securities<F1>                    2,726        10             (62)           2,674
Total                                $524,638    $3,326         $(26,479)      $ 501,485

<F1>Other investment securities include corporate notes
and bonds, asset-backed securities, and equity securities.

The Company took advantage of the one-time SFAS 115 accounting opportunity in the fourth quarter of 1995 to reposition the securities portfolio without risk of tainting securities in the held to maturity portfolio.
A total of $174 million in securities were reclassified from held to maturity to available for sale with $58 million subsequently sold at a net loss of $643,000 to improve the ongoing earnings of the securities portfolio. Additionally, the Company also transferred
$43 million of securities from available for sale to held to maturity as part of this repositioning strategy. The unrealized holding gain on these securities at the date of transfer amounted to $120,000 and is being amortized over the remaining life of the securities as an adjustment of yield.
All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method and are included in "Net realized gain or loss on investment securities."
 Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors
Service or Standard & Poor's rating of "A." At December
31, 1995, 97.5% of the portfolio was rated "AAA" and 97.9% "AA" or higher as compared to 96.1% and 97.0%, respectively, at December 31, 1994. Only 1.2% of the portfolio was rated below "A" or unrated on December
31, 1995.
The book value of securities pledged to secure public and trust deposits, as required by law, was $234,414,000 at December 31, 1995, and $275,210,000 at
December 31, 1994. The Company realized $2,490,000 and
$1,029,000 of gross investment security gains and $1,788,000 and $5,001,000 of gross investment security losses on available for sale securities in 1995 and 1994, respectively.
The Company may sell covered call options on securities held in the available for sale investment portfolio. At the time a call is written, the Company records a liability equal to the premium fee received. The call liability is marked to market monthly and the offset is made to earnings. During 1995, $42,000 of income was generated from call option contracts on securities totalling $15 million. At December 31, 1995, one contract covering securities totalling $9 million remained open with a market value liability of $11,000.
The Company limits total covered call options outstanding at any time to $25 million of available for sale securities.
The following table sets forth the contractual maturity distribution of the investment securities, book and market values, and the weighted average yield for each type and range of maturity as of December 31, 1995.
Yields are not presented on a tax-equivalent basis, are based upon book value and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the average lives were used. At December 31, 1995, the Company's consolidated investment securities portfolio had a weighted average contractual maturity of approximately
14.28 years and a modified duration of approximately
2.82 years.

USBANCORP, INC.

Investment securities available for sale: at December 31, 1995
                                                    After 1 Year      After 5 Years
                                                    but               but
                                    Within 1 Year   Within 5 Years    Within 10 Years   After 10 Years   Total
                                    Amount   Yield  Amount   Yield    Amount   Yield    Amount   Yield   Amount   Yield
                                                  (In thousands, except yields)
Book Value
U.S. Treasury                       $ 11,512 5.88%   $ 10,919 6.98%    $  -     -%       $  -     -%      $ 22,431 6.42%
U.S. Agency                             -     -        10,857 5.62       1,551  5.30        -     -         12,408 5.58
State and municipal                    3,501 4.49      28,069 4.85       6,901  5.15       20,227 5.95      58,698 5.24
U.S. Agency mortgage-
backed securities                      1,104 3.65     128,697 7.06      69,331  6.95       97,537 7.38     296,669 7.13
Other securities<F1>                  28,593 5.98       2,276 5.46        -      -           -     -        30,869 5.94
Total investment securities
available for sale                  $ 44,710 5.78%   $180,818 6.61%    $77,783  6.76%    $117,764 7.13%   $421,075 6.70%

Market Value
U.S. Treasury                       $ 11,575  -%     $ 11,263  -%      $  -      -%      $   -     -%     $ 22,838  -%
U.S. Agency                             -     -        10,855  -         1,533   -           -     -        12,388  -
State and municipal                    3,509  -        28,429  -         6,994   -         20,946  -        59,878  -
U.S. Agency mortgage-
backed securities                      1,106  -       130,407  -        70,108   -         99,521  -       301,142  -
Other securities<F1>                  28,594  -         2,272  -          -      -           -     -        30,866  -
Total investment securities
available for sale                  $ 44,784  -%     $183,226  -%      $78,635   -%      $120,467  -%     $427,112  -%

Investment securities held to maturity: At December 31, 1995
                                                     After 1 Year      After 5 Years
                                                     but               but
                                    Within 1 Year    Within 5 Years    Within 10 Years   After 10 Years   Total
                                    Amount  Yield    Amount   Yield    Amount   Yield    Amount   Yield   Amount   Yield
                                                  (In thousands, except yields)
Book Value
U.S. Treasury                       $   796 5.98%    $-       -%       $-       -%       $-       -%      $   796  5.98%
U.S. Agency                              -    -       10,012  6.13      21,500  6.32      -       -        31,512  6.26
State and municipal                      -    -        3,554  4.69      45,526  4.91      48,820  5.60     97,900  5.25
U.S. Agency mortgage-
backed securities                       919 6.02     197,038  7.00      88,943  7.32      43,412  7.08    330,312  7.09
Other securities<F1>                    246 5.13         275  8.22       1,250  6.97       1,660  6.75      3,431  6.83
Total investment securities held
to maturity                          $1,961 5.89%   $210,879  6.92%    $157,219 6.48%    $93,892  6.30%   $463,951 6.64%

Market Value
U.S. Treasury                        $  807         $-                 $-                $-               $    807
U.S. Agency                             -            10,020             21,994            -                 32,014
State and municipal                     -            3,595              45,991            50,147            99,733
U.S. Agency mortgage-
backed securities                       399          200,814            90,689            43,230           335,132
Other securities<F1>                    279              274             1,252             1,700             3,505
Total investment securities held
to maturity                          $1,485         $214,703           $159,926          $95,077          $471,191

<F1>Other investment securities include corporate notes
and bonds, asset-backed securities, and equity securities.

USBANCORP, INC.

5. LOANS

The loan portfolio of the Company consisted of the
following:
At December 31                              1995                1994
                                                 (In thousands)
Commercial                                  $103,546            $116,702
Commercial loans secured by real estate      179,793             168,238
Real estate-mortgage                         414,967             407,177
Consumer                                     133,820             161,642
Total Loans                                  832,126             853,759
Less: Unearned income                          2,716               3,832
Loans, net of unearned income               $829,410            $849,927


Real estate construction loans were not material at these presented dates and comprised 2.8% and 2.3% of total loans net of unearned income at December 31, 1995, and 1994, respectively. The Company has no credit exposure to foreign countries or highly leveraged transactions. Most of the Company's loan activity is with customers located in the southwestern Pennsylvania geographic area. As of December 31, 1995, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.
In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies.
These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $5,490,000and $14,955,000 at December 31, 1995, and 1994, respectively. An analysis of these related party loans follows:

Year ended December 31             1995                1994
                                        (In thousands)
Balance January 1                  $14,955             $15,074
New loans                           12,958              17,414
Payments                           (22,423)            (17,533)
Balance December 31                $ 5,490             $14,955


6. ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses follows:
Year ended December 31                  1995           1994           1993
                                                  (In thousands)
Balance January 1                       $15,590        $15,260        $13,752
Addition due to acquisition                -             3,422           -
Reduction due to disposition
of business line                           (342)          -              -
Provision for loan losses                   285         (2,765)         2,400
Recoveries on loans
previously charged-off                      681            771            869
Loans charged-off                        (1,300)        (1,098)        (1,761)
Balance December 31                     $14,914        $15,590        $15,260


In the first quarter of 1995, the Company sold Frontier
Consumer Discount Company, a subsidiary of Community, at a gain of $905,000 and recognized a reduction to the allowance for loan losses which is reflected in the above table in the line item "Reduction due to disposition of business line."
7. NON-PERFORMING ASSETS
Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and (iii) other real estate owned (real estate acquired through foreclosure and in-substance foreclosures). All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized;
it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received.

USBANCORP, INC.

The following table presents information concerning non-performing assets:
At December 31                 1995          1994          1993          1992        1991
                                        (In thousands, except percentages)
Non-accrual loans              $7,517        $5,446        $5,304        $5,596      $3,358
Loans past due 90
days or more                      995         1,357           203         1,573         600
Other real estate owned:
Foreclosed properties             914         1,098           991           934         787
In-substance foreclosures         -            -              -           2,188        -
Total non-performing assets    $9,426        $7,901        $6,498        $10,291     $4,745

Total non-performing assets as a percent of loans and
loans held for sale, net of unearned income, and other
real estate owned
                                 1.13%         0.91%         0.89%         1.58%        1.10%

The Company is unaware of any additional loans which are required to either be charged-off or added to the nonperforming asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.
 The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans. There was no interest income recognized on impaired loans during 1995.

Year ended December 31              1995        1994       1993      1992      1991
                                                      (In thousands)
Interest income due in accordance
with original terms                 $601        $509       $753      $882      $678
Interest income recorded            (648)       (588)      (442)     (110)     (209)
Net reduction (increase)
in interest income                  $(47)       $(79)      $311      $772      $469


8. PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:
At December 31                          1995           1994
                                             (In thousands)
Land                                    $ 2,131        $ 2,149
Premises                                 22,329         21,071
Furniture and equipment                  15,294         14,881
Leasehold improvements                    3,386          3,093
Total at cost                            43,140         41,194
Less: Accumulated depreciation           24,552         22,094
Net book value                          $18,588        $19,100


USBANCORP, INC.

9. FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER
AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM
BORROWINGS
The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

At December 31, 1995                                  Securities
                                       Federal        Sold Under        Other
                                       Funds          Agreements to     Short-term
                                       Purchased      Repurchase        Borrowings
                                             (In thousands, except rates)
Balance                                $28,000        $ 35,828          $30,528
Maximum indebtedness at any month end   37,599         126,575           50,507
Average balance during year             25,184          81,732           28,868
Average rate paid for the year           6.36%           5.48%            4.16%
Average rate on period end balance       6.01            5.38             4.54


At December 31, 1994                                  Securities
                                       Federal        Sold Under        Other
                                       Funds          Agreements to     Short-term
                                       Purchased      Repurchase        Borrowings
                                             (In thousands, except rates)
Balance                                $13,650        $129,639          $75,295
Maximum indebtedness at any month end   59,373         145,885           79,272
Average balance during year             20,557          52,813           39,476
Average rate paid for the year           3.82%           5.14%            5.01%
Average rate on period end balance       6.55            5.54             6.57


At December 31, 1993                                  Securities
                                       Federal        Sold Under        Other
                                       Funds          Agreements to     Short-term
                                       Purchased      Repurchase        Borrowings
                                             (In thousands, except rates)
Balance                                $ 3,900        $8,748            $270
Maximum indebtedness at any month end   20,184        10,558             353
Average balance during year              5,550         8,687             249
Average rate paid for the year           3.09%         2.16%             2.60%
Average rate on periodend balance        3.26          1.98              2.60


Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.
Included in the above borrowings is a $22,707,000 outstanding balance on a $25 million mortgage warehouse line of credit at Standard Mortgage Corporation (a mortgage banking subsidiary of Community). This line of credit bears interest at a rate of 1.625% on the used portion for which a compensating balance is maintained and prime rate on the used portion for which no compensating balance is maintained. This line of credit, which expires July 1, 1996, is secured by Standard Mortgage Corporation inventory, servicing rights, and commitments.
Compensating balances held by the lender are used in determining the interest rates charged on the mortgage warehouse lines of credit and a bank note (discussed in Note 11). These balances, which are derived from customer escrow balances, amounts of collections in transit on loans serviced and corporate cash balances, can further decrease the interest rate charged on the line of credit if the compensating balance is maintained at a level greater than the used portion of the line.
These borrowing transactions range from overnight to six months in maturity. The average maturity was ten days at the end of 1995, sixty-eight days at the end of 1994 and two days at the end of 1993.

10. DEPOSITS

The following table sets forth the balance of the Company's deposits:
At December 31                   1995          1994          1993
                                          (In thousands)
Demand-
non-interest bearing             $  145,379     $  144,012   $  137,411
Demand-
interest bearing                     99,051        102,501      101,875
Savings                             216,115        246,400      232,711
Other time                          717,313        703,333      576,869
Total deposits                   $1,177,858     $1,196,246   $1,048,866

Interest expense on deposits consisted of the following:
At December 31                   1995           1994         1993
                                          (In thousands)
Interest bearing demand          $ 1,258        $ 1,653      $ 2,030
Savings                            4,302          4,806        5,546
Other time                        39,843         27,824       25,047
Total interest on deposits       $45,403        $34,283      $32,623

The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 1995, 1994, and 1993, and the related interest expense for the three years then ended are presented below:
At or for the year ended December 31

                              1995         1994         1993
                                   (In thousands)
Certificates of deposit in
denominations of
$100,000 or more              $42,786      $30,246      $26,925
Related interest expense        3,149        1,238        1,175

USBANCORP, INC.

11. ADVANCES FROM FEDERAL HOME LOAN BANK,
COLLATERALIZED MORTGAGE OBLIGATION, AND LONG-TERM DEBT
Advances from Federal Home Loan Bank:
Advances from Federal Home Loan Bank consist of the following:

December 31, 1995
                              Weighted
Maturing                      Average Yield       Balance
                              (In thousands)
1996                          5.82%               $377,700
1997                          5.61                   2,750
1998                          5.83                  26,567
1999                          6.09                   1,250
2000                          6.15                   3,750
2001 and after                7.61                  16,200
Total advances                                    $428,217

At December 31, 1994
                              Weighted
Maturing                      Average Yield       Balance
                              (In thousands)
1995                          6.21%               $149,000
1996                          5.58                  21,000
1997                          5.57                   1,913
1998                          5.86                   6,750
1999                          6.09                   1,250
2000 and after                7.36                  20,181
Total advances                                    $200,094

Total Federal Home Loan Bank borrowing exposure at
December 31, 1995, was $428,217,000. Total Federal Home
Loan Bank borrowings consist of $121,517,000 of term advances and $306,700,000 of repo plus advances with maturities of less than 90 days.
Total Federal Home Loan Bank borrowing exposure at
December 31, 1994, was $376,549,000. Total Federal Home
Loan Bank borrowings consist of $200,094,000 advances, $69,000,000 Flexline overnight borrowings, and
$107,455,000 reverse repurchase agreements.
All Federal Home Loan Bank stock and an interest in unspecified mortgage loans, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.
Collateralized Mortgage Obligation:
The collateralized mortgage obligation was issued through Community First Capital Corporation ("CFCC"), a wholly- owned, single-purpose finance subsidiary of Community Savings Bank. Community Savings Bank transferred in 1988 Federal Home Loan Mortgage
Corporation ("FHLMC") securities with a book value of approximately $31,500,000 to CFCC which were then used as collateral for issuance of bonds with a par value of $27,787,000 in the form of a collateralized mortgage obligation.
There are four classes of bonds, including one class of zero coupon bonds, which mature in the years 2000 through 2018; however, payments of the bonds may occur prior to maturity in accordance with certain provisions of the Trust Indenture between CFCC and the trustee.
The remaining bonds have a weighted average adjusted effective rate of 10.25%.
Assets held in trust for the collateralized mortgage obligation consist of the following:

At December 31                     1995                1994
                                        (In thousands)
FHLMC securities                   $6,449              $8,194
Accrued interest
receivable on FHLMC                    82                 376
Funds held by trustee                 568                 534
Total                              $7,099              $9,104

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

At December 31                1995                1994
                                   (In thousands)
Bank notes                    $4,800              $5,599
Other                            261                 207
Total long-term debt          $5,061              $5,806

The bank note evidences a $4.8 million non-revolving commercial loan commitment at Standard Mortgage
Corporation of Georgia which is payable monthly in fixed principal installments of $100,000 through January 25, 2000. The commercial loan bears interest at 3% on the used portion for which a compensating balance is maintained and Prime Rate for which no compensating balance is maintained. This loan is secured by Standard
Mortgage Corporation mortgage inventory, servicing rights, and commitments.
Scheduled maturities of long-term debt for the years subsequent to December 31, 1995, are $1,185,000 in 1996; $1,269,000 in 1997; $1,242,000 in 1998; and
$1,365,000 in 1999 and after.
12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
INSTRUMENTS
SFAS 107, "Disclosures about Fair Value of Financial
Instruments," requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, approximately 95% of its assets and liabilities are considered finan-

USBANCORP, INC.

cial instruments as defined in SFAS 107. Many of the Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations were used by the Company for the purpose of this disclosure.
Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1995, and 1994, were as follows:
Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                  1995                       1994

                          Estimated   Recorded       Estimated    Recorded
                          Fair Value  Book Balance   Fair Value   Book  Balance
                                        (In thousands)
Federal funds sold       $ 13,750    $ 13,750       $-           $-
Investment securities
(including assets held
in trust for
collateralized
mortgage obligation)     909,497     898,162        770,169      793,204


Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities.

                                    1995                     1994
                             Estimated  Recorded      Estimated Recorded
                             Fair Value Book Balance  Fair Value Book Balance
                                            (In thousands)
Deposits with stated
maturities                   $592,746   $582,632      $558,694   $566,973
Short-term
borrowings                    427,859    427,859       367,584    367,584
Long-term debt (including
collateralized mortgage
obligation and non-
current portion of
FHLB advances)                108,695    106,323        62,886     65,151

Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

                             1995                     1994
                      Estimated  Recorded      Estimated Recorded
                      Fair Value Book Balance  Fair Value Book Balance
                                   (In thousands)
Deposits with no
stated maturities     $595,226   $595,226      $629,273   $629,273

The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, and assumed prepayment risk.

                              1995                     1994
                       Estimated  Recorded      Estimated  Recorded
                      Fair Value  Book Balance  Fair Value Book Balance
                                     (In thousands)
Net loans (including
loans held for sale)   $830,184   $819,720      $820,301  $852,414

Purchased and originated mortgage servicing rights have been valued by an independent third party using a methodology which incorporates a discounted after-tax cash flow of the servicing (loan servicing fees and other related ancillary fee income less the costs of servicing the loans). This valuation also assumes current PSA prepayment speeds which are based upon industry data collected on mortgage prepayment trends.

                              1995                     1994
                     Estimated  Recorded           Estimated   Recorded
                     Fair Value Book Balance       Fair Value  Book Balance
                                      (In thousands)
Purchased and
originated
mortgage servicing
rights                $12,985    $11,372            $14,881    $11,452

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by SFAS 107. Because of the Company's core deposit base (which comprises 96% of total deposits), its non-use of volatile funding sources such as brokered deposits, and a peer comparable cost of deposits (actual cost in 1995 of 4.27% vs. a peer average of 4.27% as of September 30, 1995), management believes the relationship value of these deposits is significant. Based upon the Company's most recent acquisitions and other limited secondary market transactions involving similar deposits, management estimates the relationship value of these funding liabilities to range between $40 million to $85 million less than their estimated fair value shown at December
31, 1995. The estimated fair value of off-balance sheet financial instruments, used for hedging purposes, is estimated by obtaining quotes from brokers. These values represent the estimated amount the Company would receive or pay, to terminate the agreements, considering current interest rates, as well as, the creditworthiness of the counterparties. At December 31, 1995, the notional value of the Company's off-balance sheet

USBANCORP, INC.

financial instruments (interest rate swaps) totalled
$95 million with an estimated fair value of approximately ($1.1) million. There is no material difference between the notional amount and the estimated fair value of the remaining off-balance sheet items which total $169.9 million and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.
Management is concerned that reasonable comparability of these disclosed fair values between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.
13. INCOME TAXES
The provision for federal income taxes (before SFAS 109 benefit) is summarized below:

Year ended December 31        1995            1994       1993
                                        (In thousands)
Current                       $4,862         $4,748     $5,387
Deferred                       1,183          1,183         97

Income tax provision
prior to cumulative
effect of change in
accounting principle          $6,045         $5,931     $5,484

The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

Year ended December 31        1995           1994           1993
                           Amount  Rate   Amount  Rate   Amount Rate
                             (In thousands, except percentages)
Tax expense based on
federal statutory rate     $7,647   35.0%   $5,938   34.4%   $5,682  34.4%
State income taxes            350    1.6       570    3.3       484   2.9
Tax exempt income          (2,766) (12.7)   (1,736) (10.1)     (785) (4.7)
Goodwill and acquisition
related costs                 555    2.5       557    3.2         -     -
Other                         259    1.3       602    3.6       103   0.6

Total provision for
income taxes before
cumulative effect of
change in
accounting principle       $6,045   27.7%   $5,931  34.4%    $5,484  33.2%

USBANCORP, INC.

Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The following table presents the impact on income tax expense of the principal timing differences and the tax effect of each:

Year ended December 31                 1995      1994      1993
                                            (In thousands)

Provision for possible loan losses   $  236     $1,083    $(501)
Lease accounting                        212        113       68
Accretion of discounts
on securities, net                    1,170        551      324
Investment write-downs                  416         22        -
Core deposit and
mortgage servicing
intangibles                            (209)      (139)       -
Deposit liability
write-down                             (453)      (220)       -
Deferred loan fees                       82         76      240
Other, net                             (271)      (303)     (34)
Total                                 $1,183    $1,183    $  97

At December 31, 1995, and 1994, deferred taxes are included in the accompanying consolidated balance sheet. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:


At December 31                     1995           1994
                                       (In thousands)
Deferred Assets:
Provision for loan losses         $ 5,220          $5,456
Investment security write-
downs due to SFAS 115                -              4,821
Deferred loan fees                    655             737
Tax credits and carryovers          2,045           1,570
Other                                  70               8
Total assets                        7,990          12,592
Deferred Liabilities:
Investment security write-
ups due to SFAS 115                (1,332)             -
Accumulated depreciation           (1,062)         (1,198)
Accretion of discount              (2,143)           (973)
Lease accounting                     (828)           (616)
Core deposit and mortgage
servicing intangibles              (2,222)         (2,494)
Deposit liability write-down         (810)         (1,263)
Other                                (284)           (293)
Total liabilities                  (8,681)         (6,837)
Valuation allowance                  (325)           (325)
Net deferred (liability) asset    $(1,016)         $5,430

The change in the net deferred asset (liability) during 1995 and 1994 was attributed to the following:

At December 31                       1995           1994
                                        (In thousands)
Investment write-downs (write-ups)
due to SFAS 115, Accounting
for Investments, and charged
to equity                            $(5,738)      $3,927
Acquisition of Johnstown Savings
Bank                                     854<F1>   (2,018)
Alternative minimum tax credit          (379)       1,050
Deferred provision for income taxes   (1,183)      (1,183)
Net (decrease) increase              $(6,446)      $1,776

<F1>Additional deferred tax asset attributable to tax
benefits arising from completion of final JSB corporate tax returns.

Effective January 1, 1993, the Company adopted SFAS
109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and income tax bases of assets and liabilities given the provisions of the enacted tax laws. This adoption resulted in the recognition of a non-recurring net benefit of $1.5 million or $0.31 per share on a fully diluted basis.
14. PENSION AND PROFIT SHARING PLANS
U.S. Bank:
U.S. Bank has a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year for U.S. Bank or the Company and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. U.S. Bank's plan funding policy has been to contribute annually an amount within the statutory range of allowable minimum and maximum actuarially determined tax-deductible contributions. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.
Net periodic pension cost for the plan is as follows:

Year ended December 31             1995           1994           1993
                                             (In thousands)

Service cost                       $399           $424           $372
Interest cost                       390            362            339
Deferred asset gain (loss)          575           (371)            42
Amortization of
transition asset                    (17)           (17)           (17)
Amortization of
unrecognized prior
service cost                        (31)           (23)           (23)
Actual return on plan assets       (919)            17           (421)
Amortization of gain                  -              -             (9)

Net periodic pension cost          $397           $392           $283

USBANCORP, INC.

A reconciliation of the funded status of the plan to the recorded net pension liability is as follows:

At December 31                     1995           1994                                    (In thousands)

Fair value of plan assets         $ 5,161        $4,306
Projected benefit obligation       (6,345)       (5,234)

Unfunded projected
benefit obligation                 (1,184)        (928)
Unrecognized net transition asset    (294)        (311)
Unrecognized prior service cost      (522)        (477)
Unrecognized net loss (gain)          108         (264)

Net pension liability             $(1,892)     $(1,980)

The actuarial present value of benefit obligations is as follows:

At December 31                     1995           1994
                                        (In thousands)

Accumulated benefit obligation     $4,488        $3,583
Vested benefit obligation          $4,301        $3,470

The following rate assumptions were used in the plan accounting:

                         Jan. 1,   Dec. 31,  Jan. 1,  Dec. 31,

Measurement Date         1995      1995      1994     1994
Discount rate
(weighted-average)       7.75%     7.00%     6.50%    7.75%
Rate of compensation
increases                4.00      3.50      3.50     4.00
Expected long-term rate
of return on plan assets
(weighted-average)       8.00      8.00      7.50     8.00

U.S. Bank also has a trusteed deferred profit sharing plan with contributions made by U.S. Bank based upon income as defined in the plan. All employees of U.S.
Bank and the Company who work over 1,000 hours per year participate in the plan beginning on January 1 following six months of service. Contributions to this profit sharing plan were $764,000 in 1995; $584,000 in 1994 and $489,000 in 1993. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.
Three Rivers Bank and Community Savings Bank
(the Western Region Subsidiaries):
The Western Region Subsidiaries have a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. The Western
Region Subsidiaries' plan funding policy has been to contribute annually an amount within the statutory range of allowable minimum and maximum actuarially determined tax-deductible contributions. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.
Net periodic pension cost for the plan is as follows:

Year ended December 31        1995      1994      1993

                                   (In thousands)

Service cost                  $410      $346      $162
Interest cost                  259       302       114
Deferred asset gain (loss)     232      (160)       54
Amortization of
transition obligation            3         3         3
Amortization of unrecognized
prior service cost              53        54        27
Actual return on plan assets  (448)      (84)     (144)
Amortization of loss             -        17        -

Net periodic pension cost     $509      $478      $216

A reconciliation of the funded status of the plan to the recorded net pension liability is as follows:

At December 31                          1995       1994
                                         (In thousands)

Fair value of plan assets               $2,958     $3,404
Projected benefit obligation            (4,383)    (4,487)
Unfunded projected benefit obligation   (1,425)    (1,083)
Unrecognized net transition obligation      22         26
Unrecognized prior service cost            669        735
Unrecognized net loss                      411         82
Adjustment to recognize
minimum required liability                (145)        -
Net pension liability                   $ (468)    $ (240)

The Western Region Subsidiaries recognized in 1995 an intangible asset of $145,000 related to the adjustment to recognize the minimum required liability due primarily to a reduction in the discount rate.
The actuarial present value of benefit obligations is as follows:

At December 31                          1995           1994
                                             (In thousands)

Accumulated benefit obligation          $3,425         $3,484
Vested benefit obligation               $3,129         $3,273

USBANCORP, INC.

The following rate assumptions were used in the plan accounting:
                               Jan. 1,   Dec. 31,  Jan. 1,   Dec. 31,
Measurement Date               1995      1995      1994      1994
Discount rate
(weighted-average)             7.75%     7.00%     6.50%     7.75%
Rate of compensation
increases                      4.00      3.50      3.50      4.00
Expected long-term rate
of return on plan assets
(weighted-average)             8.00      8.00      7.50      8.00

Additionally, prior to July 1, 1993, eligible Community employees participated in a non-contributory defined multi-employer pension plan. The net pension cost for contributions made to the plan amounted to $80,000 for the six month period in 1993. Effective July 1, 1993, Community's plan was merged into the Three Rivers Bank pension plan.
The Western Region Subsidiaries also have a trusteed
401(k) plan with contributions made by the Western
Region Subsidiaries matching those by eligible employees up to a maximum of 50% of the first 6% of their annual salary. All employees of the Western
Region Subsidiaries who work over 1,000 hours per year are eligible to participate in the plan beginning on January 1 following six months of service. The Western
Region Subsidiaries contribution to this 401(k) plan was $128,000 in 1995; $79,000 in 1994 and $27,000 in
1993.
Except for the above pension benefits provided by each subsidiary, the Company has no significant additional exposure for any other post-retirement benefits.
15. LEASE COMMITMENTS
The Company's obligation for future minimum lease payments on operating leases at December 31, 1995, is as follows:

Year                          Future Minimum Lease Payments
                                     (In thousands)
1996                                       729
1997                                       547
1998                                       287
1999                                       176
2000 and thereafter (in total)             371

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.
Rent expense included in total non-interest expense amounted to $533,000, $540,000 and $493,000, in 1995,
1994, and 1993, respectively.

16. COMMITMENTS AND CONTINGENT LIABILITIES
The Company's banking subsidiaries incur off-balance sheet risks in the normal course of business in order to meet the financing needs of their customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.
Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The banking subsidiaries evaluate each customer's creditworthiness on a case-by-case basis.
Collateral which secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, and fixed assets.
Standby letters of credit are conditional commitments issued by the banking subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financings, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Letters of credit are issued both on an unsecured and secured basis. Collateral securing these types of transactions is similar to collateral securing the subsidiary banks' commercial loans.
The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The banking subsidiaries use the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had outstanding various commitments to extend credit approximating $169,879,000 and standby letters of credit of $5,490,000 as of December 31, 1995.
Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company's consolidated financial position or results of operation.
17.INCENTIVE STOCK OPTION PLAN
In 1991, the Company's Board of Directors adopted an
Incentive Stock Option Plan authorizing the grant of options covering 128,000 shares of common stock. In
April 1995, the Company amended the Plan to increase the number of shares available for issuance thereunder from 128,000 to 285,000

USBANCORP, INC.

shares. Under the Plan, options can be granted (the
"Grant Date") to employees with executive, managerial, technical, or professional responsibility, as selected by a committee of the Board of Directors. The option price at which a stock option may be exercised shall be a price as determined by the board committee, but shall not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed
10 years. The following stock option activity was recognized (amounts not rounded):

                                        Shares       Shares       Option
                                        Under        Available    Price
                                        Option       For Option   Per Share
Balance at December 31, 1993            49,834        71,500
Options granted                         25,500       (25,500)     23.875
Options granted                          5,000        (5,000)     25.000
Options granted                          2,500        (2,500)     21.250
Options exercised                       (4,000)         -         22.344
Options exercised                       (2,967)         -         17.250

Balance at December 31, 1994            75,867        38,500
Increased Authorized Options              -          157,000
Options granted                         20,500       (20,500)     21.438
Options granted                         34,300       (34,300)     28.875
Options granted                          2,000        (2,000)     30.625
Options exercised                       (9,647)         -         17.250
Options exercised                       (5,832)         -         22.344
Options exercised                       (5,200)         -         23.875
Options exercised                       (1,667)         -         25.000
Options exercised                       (1,500)         -         21.438
Options forfeited                         (500)          500      22.344
Options forfeited                       (1,000)        1,000      23.875
Options forfeited                       (1,500)        1,500      21.438

Balance at December 31, 1995           105,821       141,700

On or after the first anniversary of the Grant Date, one third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised.
In October 1995, the Financial Accounting Standards
Board issued SFAS 123, "Accounting for Stock-Based
Compensation," which provides an alternative to APB
Opinion 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion 25, SFAS 123 requires disclosure of the proforma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December
15, 1995. At the present time, the Company most likely will only adopt the disclosure provisions of SFAS 123.

18.DIVIDEND REINVESTMENT PLAN
The Company's Dividend Reinvestment and Common Stock
Purchase Plan provides each record holder of Common
Stock with a simple and convenient method of purchasing additional shares without payment of any brokerage commissions, service charges or other similar expense.
A participant in the Plan may purchase shares of Common
Stock by electing either to (1) reinvest dividends on all of his or her shares of Common Stock or (2) to make optional cash payments of not less than $10 each purchase up to a maximum of $2,000 per month and continue to receive regular dividend payments on his or her other shares. Participants who enroll to reinvest dividends may also make optional cash payments of not less than $10 each purchase up to a maximum of $2,000 per month. A participant may withdraw from the Plan at any time.
Shares purchased under the Plan will be acquired at a three percent (3%) discount from the average market price.
In the case of purchases from USBANCORP, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At
December 31, 1995, the Company had 263,048 unissued reserved shares available under the Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Plan in the market for the relevant investment date.
19. SHAREHOLDER RIGHTS PLAN
Each share of the Company's Common Stock had attached to it one right (a "Right") issued pursuant to a Shareholder Protection Rights Agreement, dated November
10, 1989 (the "Rights Agreement"). Each Right entitled a holder to buy one-tenth of a share of the Company's
Series B Preferred Stock at a price of $40.00, subject to adjustment (the "Exercise Price"). The Rights became exercisable if a person, group, or other entity acquired or announced a tender offer for 20% or more of the Company's Common Stock. They could also have been exercised if a person or group who had become a beneficial owner of at least 10% of the Company's
Common Stock was declared by the Board of Directors to be an "adverse person" (as defined in the Rights
Agreement). Under the Rights Agreement, any person, group, or entity would be deemed a beneficial owner of the Company's Common Stock if such person, group, or entity would be deemed to beneficially own the Company's Common Stock under the rules of the Securities and Exchange Commission which generally require that such person, group, or entity have, or have the right to acquire within sixty days, voting or dispositive power of the Company's Common Stock;
provided, however, that the Rights Agreement excluded from the definition of beneficial owner, holders of revocable proxies, employee benefit plans of the Company or its subsidiaries and the Trust Company.
After the Rights became exercisable, the Rights

USBANCORP, INC.

(other than rights held by a 20% beneficial owner or an "adverse person") would entitle the holders to purchase, under certain circumstances, either the Company's Common Stock or common stock of the potential acquirer having a value equal to twice the Exercise
Price. The Company was generally entitled to redeem the Rights at $0.01 per Right at any time until the twentieth business day following public announcement that a 20% position had been acquired or the Board of Directors had designated a holder of the Company's
Common Stock an adverse person. The Rights expired on November 10, 1994.
On February 24, 1995, the Company's Board of Directors adopted a Shareholder Rights Plan which is substantially similar to and replaces the previous
Rights Agreement which expired on November 10, 1994.
The only significant difference from the previous
Rights Agreement is that under the new plan each right will initially entitle shareholders to buy one unit of a newly authorized series of junior participating preferred stock at an exercise price of $65.00. The rights attached to shares of USBANCORP Common Stock outstanding on March 15, 1995, and will expire in ten years.
20. BRANCHES ACQUISITION
On April 2, 1993, the Company's Three Rivers Bank subsidiary and Integra National Bank/Pittsburgh consummated the acquisition of four Integra branch offices ("Integra") located in the suburban Pittsburgh market area pursuant to a Purchase and Assumption
Agreement (the "Agreement"). In connection with the transaction, Three Rivers Bank assumed $88.6 million in deposit liabilities and purchased $12.1 million of assets; these assets consisted of: home equity and other consumer loans; vault cash; furniture, fixtures, and equipment; real estate together with improvements;
and safe deposit box business. In addition, Three
Rivers Bank assumed certain other liabilities including contracts that relate to the operation of the branches and real estate leases relating to one branch and one
ATM. In consideration for the assumption of the deposit liabilities, Three Rivers Bank paid Integra a deposit premium of 1.4% or $1.2 million.
21. JOHNSTOWN SAVINGS BANK ("JSB")
ACQUISITION
For financial reporting purposes, the Merger ("Merger") with JSB was effected on June 30, 1994. USBANCORP merged JSB with and into U.S. Bank, a wholly-owned subsidiary of USBANCORP, with U.S. Bank surviving the Merger. The separate existence of JSB ceased, and all property, rights, powers, duties, obligations, and liabilities of JSB were automatically transferred to U.S. Bank, in accordance with Federal and Pennsylvania law. Immediately following the Merger, U.S. Bank caused the intracompany transfer by Standard Mortgage
Corporation of Georgia ("SMC") , a wholly-owned subsidiary of JSB, of all its assets, subject to all of its liabilities, to SMC Acquisition Corporation, an indirect subsidiary of Community. SMC Acquisition
Corporation was renamed Standard Mortgage Corporation of Georgia and is a mortgage banking company organized under the laws of the State of Georgia and originates, sells, and services residential mortgage loans.
The Merger was treated as a purchase for financial accounting purposes. The recorded purchase price was based on the average of the closing price of USBANCORP
Common Stock ("UBAN") on the NASDAQ/NMS for the ten trading days immediately preceding the final closing date of the transaction. The ten day average of USBANCORP's Common Stock was $25.125, which resulted in a total cost of the acquisition being $43.8 million, which was represented by the issuance of 957,857 common shares and $19.7 million in cash. Accounting for the acquisition as a purchase, USBANCORP recognized newly created core deposit intangibles of $5.7 million and goodwill of $20.2 million and began realizing net income immediately from July 1, 1994. Furthermore, the Company incurred approximately $2.4 million of additional restructuring expenses during 1994 as a result of the JSB acquisition including employee severance, data processing conversion costs, marketing and advertising expenses, and other costs. These costs are included in the line item titled "Acquisition charge" in the accompanying Consolidated Statement of Income.
The pro forma combined results of operations of the Company for the years ended December 31, 1994, and 1993, after giving effect to the pro forma adjustments as of the beginning of the periods, are as follows:

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

22. GOODWILL AND CORE DEPOSIT
INTANGIBLE ASSETS
USBANCORP's balance sheet shows both tangible assets
(such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $18.4 million of goodwill and $5.4 million of core deposit intangible assets on its balance sheet.
The majority of these intangible assets came from the 1994 JSB acquisition ($25.9 million) and the 1993
Integra Branches acquisition ($1.2 million).

USBANCORP, INC.

The Company is amortizing core deposit intangibles over periods ranging from five to ten years while goodwill is being amortized over a 15 year life. The straight-line method of amortization is being used for both of these categories of intangibles. It is important to note that this intangible amortization expense is not a future cash outflow. The following table reflects the future amortization expense of the intangible assets:

Year                                         Expense
                                             (In thousands)
1996                                         $ 2,356
1997                                           2,356
1998                                           2,170
1999                                           2,014
2000 and after                                14,942

A reconciliation of the Company's intangible asset balances for 1995 is as follows:

At December 31                                   (In thousands)
Total goodwill and core deposit
intangible assets at December 31, 1994           $27,009
1995 intangible amortization expense              (2,473)
Goodwill reduction resulting
from additional deferred tax asset                  (698)
Total goodwill and core deposit
intangible assets at December 31, 1995           $23,838

The additional deferred tax asset was attributed to tax benefits arising from the completion of the final JSB corporate tax return in 1995.
Goodwill and other intangible assets are reviewed for possible impairment at a minimum annually, or more frequently, if events or changed circumstances may affect the underlying basis of the asset. The Company uses an estimate of the subsidiary banks undiscounted future earnings over the remaining life of the goodwill and other intangibles in measuring whether these assets are recoverable.
23. OFF-BALANCE SHEET HEDGE INSTRUMENTS
The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. A summary of the off-balance sheet hedging transactions outstanding as of December 31, 1995, are as follows:
Borrowed Funds Hedges:
On March 16, 1995, the Company entered into an interest rate swap agreement with a notional amount of $60 million and a termination date of March 16, 1997. Under the terms of the swap agreement, the Company pays a two year fixed interest rate of 6.93% and receives 90 day Libor which resets quarterly. The counterparty in this unsecured transaction is PNC Bank.
This swap agreement was executed to hedge short-term borrowings which were incurred to fund investment securities as part of the increased leveraging of the balance sheet. Specifically, FHLB term advances tied to 90 day Libor which reprice quarterly are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to three years. This hedge transaction increased interest expense by $367,000 for 1995.
On September 29, 1995, the Company entered into an interest rate swap agreement with a notional amount of $25 million and a termination date of September 29, 1997. Under the terms of the swap agreement, the Company pays a two year fixed interest rate of 6.05% and receives 90 day Libor which resets quarterly. The counterparty in this unsecured transaction is Mellon
Bank.
This swap agreement was executed to hedge short-term borrowings used to leverage the balance sheet.
Specifically, FHLB advances which reprice every 30 to 90 days are being used to fund fixed-rate agency mortgage-backed securities with a two year duration.
This hedge transaction increased interest expense by $12,000 for 1995.
CMO Liability Hedge:
During the first quarter of 1994, the Company entered into an interest rate swap agreement with a termination date of February 11, 1997. Under the terms of the swap agreement, the Company will receive a fixed interest rate of 5% and pay a floating interest rate defined as the 90 day Libor which resets quarterly. The counterparty in this unsecured transaction is PNC Bank.
This swap agreement was initiated to hedge interest rate risk in a declining, stable, or modestly rising rate environment. Specifically, this transaction fully hedges the CMO liability on the Consolidated Balance
Sheet by effectively converting the fixed percentage cost to a variable rate cost. This hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with a change in the market value of the CMO liability. Overall, this swap agreement increased interest expense by $110,000 for 1995.
The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties is remote.
The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a maximum notional amount outstanding of $250 million for interest rate swaps, and a maximum notional amount outstanding of $250 million for interest rate caps/floors. The Company had no interest rate caps or floors outstanding at December 31, 1995.

USBANCORP, INC.

24. PARENT COMPANY FINANCIAL INFORMATION
The Parent Company functions primarily as a coordinating and servicing unit for all subsidiary entities. Provided services include general management, credit policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning. The following financial information relates only to the Parent Company operations:

BALANCE SHEET
At December 31                               1995          1994
                                               (In thousands)
ASSETS
Cash and cash equivalents                    $    314      $   2,532
Investment securities available for sale         -            15,720
Equity investment in banking subsidiaries     155,135        137,635
Equity investment in non-banking
subsidiaries                                    2,079          1,934
Other assets                                      964          1,276
TOTAL ASSETS                                 $158,492       $159,097

LIABILITIES
Short-term borrowings                        $  7,452       $ 17,669
Long-term debt                                   -             1,988
Other liabilities                                 548          2,304
TOTAL LIABILITIES                               8,000         21,961
STOCKHOLDERS' EQUITY
Total stockholders' equity                    150,492        137,136
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $158,492       $159,097

STATEMENT OF INCOME
Year ended December 31                       1995           1994          1993
                                                       (In thousands)
INCOME
Inter-entity management fees                 $ 3,899        $ 3,332       $ 2,988
Dividends from subsidiaries                    9,237          5,530         3,927
 Interest and dividend income                    776          1,062         1,015
Net realized losses on
investment securities                           (469)           (99)         -
Total Income                                  13,443          9,825         7,930
EXPENSE
Interest expense                               1,343            535           313
Salaries and employee benefits                 2,885          2,670         2,201
Other expense                                  1,563          1,924           939
Total Expense                                  5,791          5,129         3,453
INCOME BEFORE INCOME TAXES
AND EQUITY IN UNDISTRIBUTED INCOME
OF SUBSIDIARIES                                7,652          4,696         4,477
Provision for income taxes                       641              5           (74)
Equity in undistributed
income of subsidiaries                         7,510          6,619         7,955
INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE             15,803         11,320        12,358
Cumulative effect of change in accounting
principle (adoption of SFAS 109)                -              -              130
NET INCOME                                   $15,803        $11,320       $12,488

USBANCORP, INC.

STATEMENT OF CASH FLOWS
Year ended December 31                      1995        1994        1993
                                                   (In thousands)
OPERATING ACTIVITIES
Net income                                  $ 15,803    $ 11,320    $ 12,488
Adjustments to reconcile net income
to net cash provided by
operating activities:
Equity in undistributed
income of subsidiaries                        (7,510)     (6,619)     (7,955)
 Net cash provided by
operating activities                           8,293       4,701       4,533
INVESTING AND FINANCING ACTIVITIES
Preferred stock cash dividends paid             -           -           (397)
Common stock cash dividends paid              (7,156)     (4,679)     (3,557)
Proceeds from issuance of common stock           497         596         637
Secondary common stock offering                 -           -         25,988
Redemption of preferred stock                   -           -         (1,368)
Sale (Purchase) of investment securities      16,356        -        (22,002)
Purchase of treasury stock                    (7,943)     (3,064)       -
(Repayment) borrowing to fund
JSB acquisition                              (16,669)     16,669        -
Increase in borrowings                         5,600       1,000        -
Investment in subsidiaries                      (200)    (19,498)     (2,100)
Other-net                                       (996)      3,884        (241)
Net cash used by investing and
financing activities                         (10,511)     (5,092)     (3,040)
NET (DECREASE) INCREASE
IN CASH EQUIVALENTS                           (2,218)       (391)      1,493
CASH EQUIVALENTS AT JANUARY 1                  2,532       2,923       1,430
CASH EQUIVALENTS AT DECEMBER 31              $   314      $2,532      $2,923

The ability of subsidiary banks to upstream cash to the Parent Company is restricted by regulations. Federal law prevents the Parent Company from borrowing from its subsidiary banks unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary banks' capital and surplus. In addition, the subsidiary banks are subject to legal limitations on the amount of dividends that can be paid to their shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the Parent Company by the subsidiary banks as an inter-entity management fee. At December
31, 1995, the subsidiary banks were permitted to upstream an additional $22,758,000 in cash dividends to the Parent Company. The subsidiary banks also had a combined $123,073,000 of restricted surplus and retained earnings at December 31, 1995.
The Parent Company renewed a $2.5 million line of credit from a non-affiliated correspondent bank. This line of credit is unsecured and is subject to annual review on September 30, 1996. Future drawdowns on this line would be at short-term rates tied to 90 day Libor.
Additionally, there is an annual commitment fee of 1/4% on any unused portion of the line.
The Parent Company also entered into a $10 million unsecured line of credit from the same non-affiliated correspondent bank on August 1, 1995. This line of credit is subject to annual review on July 31, 1996.
Future drawdowns on this line would be the greater of
(A) the Prime Rate less one-half of one percent (1/2%), or (B) the sum of the Federal Funds Rate plus fifty basis points (1/2%) per annum. Additionally, there is an annual commitment fee of one-tenth of one percent
(1/10%) on the unused portion of the line.
The Parent Company had available at December 31, 1995,
$5.9 million of a total combined $12.5 million available credit line.

USBANCORP, INC.

STATEMENT OF MANAGEMENT RESPONSIBILITY
January 25, 1996
To the Stockholders and
Board of Directors of
USBANCORP, Inc.
Management of USBANCORP, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the "Annual Report and Form 10-K" in accordance with generally accepted accounting principles and are responsible for its accuracy.
In meeting its responsibility, management relies on internal accounting and related control systems, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities, and programs of internal audit. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any internal control system.
Management also recognizes its responsibility to foster a climate in which Company affairs are conducted with the highest ethical standards. The Company's Code of Conduct, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of proprietary information, and other items. There is an ongoing program to assess compliance with these policies.
The Audit Committee of the Company's Board of Directors consists solely of outside directors. The Audit
Committee meets periodically with management and the independent public accountants to discuss audit, financial reporting, and related matters. Arthur
Andersen LLP and the Company's internal auditors have direct access to the Audit Committee.

\s\Terry K. Dunkle            \s\Orlando B. Hanselman
Terry K. Dunkle               Orlando B. Hanselman
Chairman,                     Executive Vice President &
President & CEO               Chief Financial Officer

USBANCORP, INC.

Arthur Andersen LLP
2100 One PPG Place
Pittsburgh, PA 15222-5498

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of USBANCORP, Inc.:
We have audited the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USBANCORP, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 1995, in conformity with generally accepted accounting principles.
As explained in Note 1 to the Consolidated Financial
Statements, effective January 1, 1995, the Company changed its method of accounting for loan losses. In addition, the Company changed its method of accounting for mortgage servicing rights effective for the quarter ended June 30, 1995. Further, as discussed in Notes 1 and 13 to the Consolidated Financial Statements, effective January 1, 1994 and 1993, the Company changed its method of accounting for investments in debt and equity securities and income taxes, respectively.

\s\Arthur Andersen LLP
Pittsburgh, Pennsylvania
January 25, 1996

USBANCORP, INC.
1995 MANAGEMENT'S DISCUSSION AND ANALYSIS

USBANCORP, INC.
46

MARKET PRICE AND DIVIDEND DATA
Common Stock
USBANCORP's Common Stock is traded on the NASDAQ
National Market System under the symbol "UBAN." The following table sets forth the high and low closing prices and the cash dividends declared per share for the periods indicated:

                                    CLOSING PRICES           Cash Dividends
                                    High       Low           Declared
Year ended December 31, 1995:
First Quarter                       $24.00     $20.50        $0.25
Second Quarter                       23.50      19.75         0.27
Third Quarter                        30.50      22.75         0.27
Fourth Quarter                       34.25      29.25         0.27

Year ended December 31, 1994:
First Quarter                       $24.50     $23.25        $0.22
Second Quarter                       25.75      22.50         0.25
Third Quarter                        26.00      23.50         0.25
Fourth Quarter                       24.25      19.50         0.25

USBANCORP, INC.

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
At or for the year ended December 31             1995         1994         1993         1992          1991
                                              (Dollars in thousands, except per share data and ratios)
Summary of Income Statement Data:
Total interest income                            $  129,715   $  102,811   $   85,735   $   82,790    $   66,446
Total interest expense                               73,568       46,993       36,250       38,349        33,538
Net interest income                                  56,147       55,818       49,485       44,441        32,908
Provision for loan losses                               285       (2,765)       2,400        2,216           900
Net interest income after provision
for loan losses                                      55,862       58,583       47,085       42,225        32,008
Total non-interest income                            16,543        8,187       10,150        8,346         6,035
Total non-interest expense                           50,557       49,519       40,715       36,248        28,862
Income before income taxes, extraordinary
item, and cumulative effect of change in
accounting principle                                 21,848       17,251       16,520       14,323         9,181
Provision for income taxes                            6,045        5,931        5,484        5,440         2,873
Income before extraordinary item and cumulative
effect of change in accounting principle             15,803       11,320       11,036        8,883         6,308
Extraordinary item-utilization of tax loss
carryforward                                           -            -            -            -            1,004
Cumulative effect of change in accounting principle    -            -           1,452         -             -
Net income                                          $15,803      $11,320      $12,488       $8,883        $7,312
Net income applicable to common stock               $15,803      $11,320      $12,385       $7,710        $6,139
Per Common Share Data:
Primary Earnings:
Net income                                          $2.88        $2.18        $2.78         $2.67         $2.39
Income before extraordinary item,
cumulative effect of change in accounting
principle, and acquisition charge                    2.88         2.54         2.45          2.67          2.00
Fully Diluted Earnings:
Net income                                           2.87         2.18         2.72          2.53          2.29
Income before extraordinary item,
cumulative effect of change in accounting
principle, and acquisition charge                    2.87         2.54         2.41          2.53          1.97
Cash dividends declared                              1.06         0.97         0.86          0.75          0.55
Book value at period end                            28.34        24.57        24.67         23.08         21.71
Balance Sheet and Other Data:
Total assets                                     $1,885,372   $1,788,890   $1,241,521    $1,139,855      $784,036
Loans and loans held for sale,
net of unearned income                              834,634      868,004      727,186       648,915       430,151
Allowance for loan losses                            14,914       15,590       15,260        13,752        13,003
Investment securities available for sale            427,112      259,462      428,712       366,888          -
Investment securities held to maturity              463,951      524,638         -             -          289,772
Deposits                                          1,177,858    1,196,246    1,048,866       997,591       676,698
Long-term debt                                        5,061        5,806        3,445         9,409         5,888
Stockholders' equity                                150,492      137,136      116,615        82,971        70,023
Full-time equivalent employees<F1>                      742          780          665           644           523
Selected Financial Ratios:
Return on average total equity before
extraordinary item, SFAS 109 benefit
and acquisition charge                                11.03%       10.41%       10.13%        11.41%         9.39%
Return on average assets before extraordinary
item, SFAS 109 benefit and acquisition charge          0.87         0.87         0.91          0.85          0.83
Loans and loans held for sale, net of unearned
income, as a percent of deposits, at period end       70.86        72.56        69.33         65.05         63.57
Ratio of average total equity to average assets        7.85         8.39         8.96          7.48          8.85
Common stock cash dividends as a percent of
net income applicable to common stock                 36.43        44.57        32.28         28.16         22.94
Common and preferred stock cash dividends as a
percent of net income                                 36.43        44.57        32.84         37.64         35.30
Interest rate spread                                   2.94         3.47         3.72          3.93          3.69
Net interest margin                                    3.45         4.03         4.34          4.58          4.69
Allowance for loan losses as a percentage of loans
and loans held for sale, net of unearned income,
at period end                                          1.79         1.80         2.10          2.12          3.02
Non-performing assets as a percentage of loans and
loans held for sale and other real estate owned,
at period end                                          1.13         0.91         0.89          1.58          1.10
Net charge-offs as a percentage of average loans
and loans held for sale                                0.08         0.04         0.13          0.58          0.08
Ratio of earnings to fixed charges and preferred
dividends<F2>:
Excluding interest on deposits                         1.77x        2.34x        5.26x         4.05x         4.54x
Including interest on deposits                         1.30         1.37         1.45          1.36          1.26
One Year GAP ratio, at period end                      0.86         0.79         1.10          1.14          1.06

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


USBANCORP, INC.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table sets forth certain unaudited quarterly consolidated financial data regarding the
Company:

1995 Quarter Ended                            Dec. 31     Sept. 30     June 30     March 31
                                                     (In thousands, except per share data)
Interest income                               $32,994     $32,733      $31,765     $32,223
Non-interest income                             4,533       3,984        4,538       3,488
Total operating income                         37,527      36,717       36,303      35,711
Interest expense                               19,084      18,765       18,229      17,490
Provision for loan losses                          45          45           75         120
Non-interest expense                           12,838      12,606       12,595      12,518
Income before income taxes                      5,560       5,301        5,404       5,583
Provision for income taxes                      1,445       1,393        1,523       1,684
Net income                                     $4,115      $3,908       $3,881      $3,899
Primary Earnings Per Common Share:
Net income                                      $0.77       $0.72        $0.70       $0.70
Fully Diluted Earnings Per Common Share:
Net income                                       0.77        0.72         0.70        0.70
Cash Dividends Declared Per Common Share         0.27        0.27         0.27        0.25

1994 Quarter Ended                            Dec. 31<F1> Sept. 30     June 30     March 31
                                                 (In thousands, except per share data)
Interest income                               $31,099     $29,462      $21,184     $21,066
Non-interest income                              (350)      3,402        2,479       2,656
Total operating income                         30,749      32,864       23,663      23,722
Interest expense                               16,408      13,781        8,639       8,165
Provision for loan losses                      (3,800)        225          405         405
Non-interest expense                           12,760      13,267       12,852      10,640
Income before income taxes                      5,381       5,591        1,767       4,512
Provision for income taxes                      1,708       1,887          863       1,473
Net income                                     $3,673      $3,704         $904      $3,039
Primary Earnings Per Common Share:
Net income                                      $0.65       $0.65        $0.19       $0.64
Fully Diluted Earnings Per Common Share:
Income before acquisition charge                 0.65        0.65         0.59        0.64
Net income                                       0.65        0.65         0.19        0.64
Cash Dividends Declared Per Common Share         0.25        0.25         0.25        0.22

<F1>For further discussion on the change in Non-interest
income and the Provision for loan losses in the fourth quarter of 1994 see Non-Interest Income and Allowance and Provision for Loan Losses sections within Management's Discussion and Analysis.

USBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ("M. D. & A.")
The following discussion and analysis of financial condition and results of operations of USBANCORP should be read in conjunction with the consolidated financial statements of USBANCORP, including the related notes thereto, included elsewhere herein.
RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1995, 1994, AND 1993
RECENT ACQUISITION HISTORY...The following represents a brief summary of the acquisitions which impacted the Company's financial performance over the three year period from January 1, 1993, through December 31, 1995.
For a more comprehensive discussion on each of these acquisitions, see Notes to Financial Statements #20 and #21.
Integra Branches: On April 2, 1993, the Company's Three
Rivers Bank subsidiary acquired four branch offices located in the suburban Pittsburgh marketplace from Integra National Bank. In connection with the transaction, Three Rivers Bank assumed approximately
$89 million of deposit liabilities and purchased $12 million of assets, approximately $10 million of which were consumer loans. For the deposit liabilities assumed, Three Rivers Bank paid Integra a deposit premium of 1.4% or $1.2 million. This acquisition impacted the Company's financial performance for approximately nine months in 1993 and the full years in 1994 and 1995.
Johnstown Savings Bank: The acquisition of JSB for financial reporting purposes was effective June 30, 1994, and accordingly, impacted the Company's financial performance for six months in 1994 and the full year in 1995. At the acquisition date, JSB had total assets of $367 million, total loans of $125.6 million, and total deposits of $209 million. JSB was immediately merged into the Company's U.S. Bank subsidiary, which is also based in Johnstown, Pennsylvania, giving U.S. Bank an approximate 25% deposit market share leadership position in Cambria County. JSB also had a wholly-owned mortgage banking subsidiary, Standard Mortgage Company of Georgia, which U.S. Bank transferred on an intracompany basis immediately following the merger to Community Bancorp, Inc.. Standard Mortgage Company services approximately $1.4 billion of mortgage loans and has combined purchased and originated mortgage servicing rights totalling $11.4 million at December
31, 1995.
The total cost of the JSB acquisition was $43.8 million. JSB initially had six branch office locations in the Greater Johnstown marketplace. Since the acquisition date, two of these offices have been merged into U.S. Bank's retail delivery system to achieve economy of scale benefits and a third office will be consolidated into an existing U.S. Bank office in mid-1996.
PERFORMANCE OVERVIEW...The Company's net income for 1995 was $15.8 million or $2.87 on a fully diluted per share basis compared to net income of $11.3 million or $2.18 per fully diluted share for 1994 and net income of $12.5 million or $2.72 per fully diluted share for 1993. The Company's 1994 net income included a $1.9 million after-tax acquisition restructuring charge related to the June 30, 1994, intra-market purchase of Johnstown Savings Bank. Excluding this acquisition charge, 1994 net income was $13.2 million or $2.54 per fully diluted share. The

USBANCORP, INC.

Company's 1993 net income included a $1.5 million non-recurring benefit due to the adoption of SFAS 109, "Accounting for Income Taxes." Before the SFAS 109 benefit, 1993 net income was $11 million or $2.41 per fully diluted share.
When 1995 is compared to 1994, before the acquisition charge, the Company's net income increased by $2.6 million or 19.7% while fully diluted earnings per share increased by $0.33 or 13.0%. The Company's return on average equity increased by 62 basis points to 11.03% while the return on assets remained flat at 0.87%. The
Company's improved earnings performance in 1995 was due to higher non-interest income, increased net interest income, and a lower effective income tax rate. These favorable items were partially offset by a higher relative loan loss provision (as the Company benefited from a negative loan loss provision in 1994) and higher non-interest expense. In conjunction with the JSB acquisition, the Company issued 957,857 new shares of common stock which caused the 5.9% increase in weighted average fully diluted shares outstanding to 5.5 million. This increase is net of the repurchase of 423,212 shares of the Company's common stock at an average price of $26.00 since July 1, 1994. The impact of these net additional shares was the primary reason that the fully diluted earnings per share growth rate was lower than the net income growth rate experienced in 1995. Overall, the Company demonstrated an improving quarterly earnings trend in 1995 as fully diluted earnings per share increased from $0.70 in the first quarter to $0.77 in the fourth quarter. The Company's book value per common share has increased from $24.57 at December 31, 1994, to $28.34 at December 31, 1995.
 When 1994 is compared with 1993, before the acquisition charge and SFAS 109 benefit, the Company's net income increased by $2.2 million or 19.6% while fully diluted earnings per share increased by a lesser amount of $0.13 or 5.4%. The Company's return on average assets declined modestly by four basis points to 0.87% while the return on average equity increased by 28 basis points to 10.41%. The Company's improved net income was due to a negative loan loss provision and increased net interest income resulting from the JSB acquisition and greater balance sheet leveraging.
These positive items were partially offset by increased non-interest expense caused largely by the JSB acquisition and lower non-interest income due to the realization of approximately $4 million of losses on available for sale investment security transactions.
The impact of the additional shares issued for the JSB acquisition was the primary reason that the fully diluted earnings per share growth rate was lower than the net income growth rate experienced in 1994.
The following table summarizes some of the Company's key performance indicators for each of the past three years:

Year ended December 31                         1995        1994        1993
                                  (In thousands, except per share data and ratios)
Net income                                     $15,803     $11,320     $12,488
Net income (before acquisition charge and
cumulative effect of adoption of SFAS 109)      15,803      13,202      11,036
Fully diluted earnings per share                  2.87        2.18        2.72
Fully diluted earnings per share (before
acquisition charge and cumulative effect
of adoption of SFAS 109)                          2.87        2.54        2.41
Return on average assets                          0.87%       0.75%       1.03%
Return on average assets (before acquisition
charge and cumulative effect of
adoption of SFAS 109)                             0.87        0.87        0.91
Return on average equity                         11.03        8.92       11.46
Return on average equity (before acquisition
charge and cumulative effect of adoption
of SFAS 109)                                     11.03       10.41       10.13
Average fully diluted common
shares outstanding                               5,500       5,192       4,589

USBANCORP, INC.

NET INTEREST INCOME AND MARGIN...The following table summarizes the Company's net interest income performance for each of the past three years:

Year ended December 31                     1995       1994       1993
                                          (In thousands, except ratios)
Interest income                            $129,715   $102,811   $85,735
Interest expense                             73,568     46,993    36,250
Net interest income                          56,147     55,818    49,485
Tax-equivalent adjustment                     2,807      1,746       740
Net tax-equivalent interest income          $58,954    $57,564   $50,225
Net interest margin                            3.45%      4.03%     4.34%

1995 NET INTEREST PERFORMANCE OVERVIEW...The Company's net interest income on a tax-equivalent basis, between 1995 and 1994, increased by $1.4 million or 2.4% while the net interest margin percentage declined by 58 basis points to 3.45%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the JSB acquisition and a greater use of borrowed funds to leverage the balance sheet. For 1995, total average earning assets were $270 million higher than 1994. The reduction in the net interest margin percentage was due to the cost of funds increasing to a greater extent than the earning asset yield.
Specifically, the Company's cost of funds increased by 99 basis points to 4.83% while the earning asset yield increased by 46 basis points to 7.77%. Factors contributing to the higher cost of funds included an increased cost of short-term borrowings used to fund the Company's balance sheet leveraging and a disintermediation of deposits from lower cost savings accounts into higher cost fixed-rate certificates of deposit.
BALANCE SHEET LEVERAGING...The Company's ongoing strategy to use borrowed funds to purchase earning assets in order to leverage the balance sheet and equity contributes to increased net interest income but a lower net interest margin percentage. The source for the borrowed funds is predominately the Federal Home
Loan Bank ("FHLB") as each of the Company's subsidiary banks are members of the FHLB. Examples of FHLB borrowings used by the Company include one year term funds tied to 90 day Libor, 30 and 90 day wholesale reverse repurchase agreements, and overnight Flexline borrowings. These funds are used to purchase available for sale and held to maturity investment securities with durations ranging from one to three years. In
1995, the Company's total level of short-term borrowed funds and FHLB advances averaged $449 million or 24.6% of total assets compared to an average of $222 million or 14.7% of total assets in 1994. These borrowed funds had an average cost of 6.03% in 1995 which was 91 basis points greater than the 1994 average cost of these borrowings of 5.14% and 176 basis points greater than the 1995 average cost of deposits which amounted to 4.27%. When compared to the Company's 1995 earning asset yield, the net interest spread earned on assets funded with deposits amounted to 3.50% compared to a net interest spread of 1.73% on assets funded with borrowed funds. Consequently, this leveraging strategy contributes to an incremental improvement in net interest income dollars while causing a regression in the net interest margin percentage.
The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital
Resources) and to limit net interest income variability to plus or minus 7.5% (see further discussion under

USBANCORP, INC.

Interest Rate Sensitivity). The Company continuously evaluates the approximate $10 million of cash flow received monthly from the investment portfolio and makes one of the following three decisions which can impact the leveraged position of the balance sheet: (1)
The Company can use the money to fund any loan demand that cannot be funded with existing cash flow from the loan portfolio or deposits; (2) The Company can use the money to fund new investment security purchases provided that the incremental spread over the current short-term borrowing cost is greater than 100 basis points; and (3) The Company can use the money to paydown short-term borrowings if the incremental spread that can be earned on new investment purchases is not deemed sufficient.
It is recognized that interest rate risk does exist, particularly in a rising interest rate environment, from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $85 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the leveraging of the balance sheet. (See further discussion under Note 23.)
COMPONENT CHANGES IN NET INTEREST INCOME: 1995 VERSUS
1994...Regarding the separate components of net interest income, the Company's total 1995 tax-equivalent interest income increased by $28.0 million or 26.7% when compared to 1994. The previously mentioned $270 million increase in average earning assets caused interest income to rise by $18.5 million between years. The remaining $9.5 million of the increase was due to a favorable rate variance as the Company's total earning asset yield increased by 46 basis points to 7.77%. Within the earning asset base, the yield on total investment securities increased by 90 basis points to 6.93% while the yield on the total loan portfolio increased 38 basis points to 8.67%. The more significant yield increase in the investment securities portfolio was due in part to the benefits received from the following portfolio repositioning strategy:
Late in the fourth quarter of 1994, the Company repositioned its investment portfolio by selling $81 million of available for sale securities with a weighted average coupon of approximately 6.02% and remaining maturity of 29 months at a loss of $4 million. Securities in the amount of $77 million were purchased with a weighted average coupon of approximately 8.80% and a maturity of 49 months. The approximate 275 basis point yield improvement on this repositioning strategy generated $2.1 million of additional pre-tax interest earnings in 1995.
The yields in both portfolios were positively affected by the higher interest rate environment as the prime rate and fed funds rate were approximately 160 basis points higher in 1995 as compared to 1994.
Floating-rate assets such as commercial loans tied to prime and adjustable-rate mortgage-backed securities demonstrate the most immediate repricing benefit in a rising interest rate environment.
The Company's loan to deposit ratio averaged 68.7% in 1995 compared to an average of 71.9% in 1994 or a decline of 3.2%. It is important to note that approximately 2.5% of this drop resulted from the following specific loan portfolio repositioning strategy executed in the first quarter of 1995:
In an effort to diversify the Company's balance sheet mix and reduce its overall higher level of fixed-rate residential mortgage loans that resulted from the JSB acquisition, $34 million of fixed-rate residential mortgage loans with a weighted

USBANCORP, INC.

average coupon of 7.79% and a weighted average maturity of 168 months were sold at a loss of $891,000. The proceeds from this sale were reinvested in adjustable-rate and shorter duration mortgage-backed securities at a comparable yield. Consequently, this sale had minimal impact on 1995 interest earnings and increased the repricing sensitivity of the Company's earning assets which provides greater flexibility for interest rate risk management.
The remainder of the decline in the loan to deposit ratio resulted from net loan run-off experienced during the first half of 1995 in both the commercial loan and indirect auto loan portfolios. The Company was, however, able to reverse the net run-off trend and grow the total loan portfolio by $32.9 million or 4.1% during the second half of 1995 due to increased volumes for both commercial and adjustable rate mortgage loans.
(See further discussion under Balance Sheet.)
The Company's total interest expense for 1995 increased by $26.6 million or 56.6% when compared to 1994. This higher interest expense was caused by a combination of an increased volume of interest bearing liabilities
($18.9 million) and an unfavorable rate variance ($7.6 million) as each of these factors increased interest expense by the amount indicated in the parenthesis. A
$297 million increase in average interest bearing liabilities reflects the full year of the JSB acquisition and greater use of FHLB borrowings. The unfavorable rate variance was due to deposit disintermediation and the impact that the higher interest rate environment had on repricing upward maturing FHLB borrowings and certificates of deposit.
Regarding deposit disintermediation, the Company saw a customer preference to move funds from lower cost savings and NOW accounts into higher cost fixed-rate certificates of deposits with maturities ranging from 18 months to three years. This trend began in the fourth quarter of 1994 and continued through the first half of 1995. The deposit disintermediation slowed in the second half of 1995 as interest rates started to decline. Overall, total 1995 average savings and NOW account balances were $34 million lower than 1994. The
Company's ratio of low cost deposits to total deposits averaged 55.4% in 1994 compared to an average of 49.9% in 1995. While the movement of these funds cost the Company approximately $1.4 million, the extension of the liability base did reduce the negativity of the six month and one year static gap positions. The disintermediation combined with upward repricing of maturing certificates of deposit to cause an 80 basis point increase in the cost of deposits from 3.47% in 1994 to 4.27% in 1995. On a quarterly basis in 1995, the Company's cost of deposits increased in the first and second quarters, stabilized in the third quarter, and declined modestly in the fourth quarter.
It is important to note that the increased deposit cost was attributed entirely to higher certificate of deposit rates and the disintermediation caused by the customer preference for certificates of deposit in the higher rate environment. The Company was able to maintain and in some cases lower the pricing on its low cost core savings and NOW accounts during 1995. It has been management's ongoing pricing strategy to control the cost of funds by positioning USBANCORP's deposit rates within the lowest quartile of deposit rates offered by commercial banks in its market area.
Management believes that a constant level of high quality service mitigates the impact this rate positioning strategy has on the deposit base size and funds availability provided that the rates offered are not appreciably below competition. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to increase by 99 basis points from 3.84% in 1994 to 4.83% in 1995.

USBANCORP, INC.

1994 NET INTEREST PERFORMANCE OVERVIEW...When 1994 is compared to 1993, USBANCORP's net interest income on a tax-equivalent basis increased by $7.3 million or 14.6%
while the net interest margin percentage declined by 31 basis points to 4.03%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the JSB acquisition and increased balance sheet leveraging. For 1994, total average earning assets were $274 million higher than 1993.
While the JSB acquisition and greater balance sheet leveraging did cause an increase in net interest income, these same two factors also contributed to a compression in the Company's net interest margin percentage. (See previous discussion on Balance Sheet
Leveraging.)
JSB ACQUISITION...The Company's core net interest margin performance was negatively impacted by the JSB acquisition and its lower net interest margin performance (i.e., During the first half of 1994 prior to the acquisition, JSB's net interest margin approximated 3.20% compared to the Company's 4.33% NIM performance for that same period). This lower margin performance at JSB can be attributed to its more typical savings bank balance sheet mix; this mix includes a greater proportion of fixed-rate residential and commercial mortgage loans and more reliance on certificates of deposit, rather than non-interest bearing demand deposits, as a funding source. The
Company was able to improve JSB's net interest margin performance by approximately 70 basis points and its annual pre-tax net interest margin dollars by approximately $2.9 million as a result of an investment portfolio repositioning strategy executed in the months immediately following the acquisition. The Company elected to sell $175 million or 90% of JSB's securities portfolio, which was comprised primarily of collateralized mortgage obligations yielding approximately 5.50%, and replace it with Federal Agency mortgage pass-through securities yielding approximately
7.2% with a similar average life of approximately 3.5 years. The Company prefers mortgage pass-through securities because these instruments have more predictable cash flows and less market valuation risk than collateralized mortgage obligations. No gain or loss was recognized on the sale of these securities for book purposes since they had already been marked to market through purchase accounting at the acquisition date.
COMPONENT CHANGES IN NET INTEREST INCOME: 1994 VERSUS
1993...Regarding the separate components of net interest income, the Company's total tax equivalent interest income for 1994 increased by $18.1 million or 20.9% when compared to 1993. This increase was due to the previously mentioned $274 million increase in average earning assets which caused interest income to rise by $18.6 million between years. This positive factor was partially offset by an unfavorable rate variance of $473,000 as a reduced loan portfolio yield more than offset an improved yield for the total investment security portfolio causing the Company's total earning asset yield to drop by 17 basis points to 7.31%. The full year impact was felt in 1994 of the trend of accelerated customer refinancing of mortgage loans during the latter part of 1993. This trend combined with limited new consumer loan growth caused the Company's total loan portfolio yield to drop 32 basis points to 8.29%. This drop more than offset the benefit of a 33 basis point increase in the total investment security portfolio yield to 6.03%. This improved security yield reflected only the partial year benefit of several strategic initiatives executed during the second half of 1994 in an attempt to generate increased earnings from the securities portfolio by taking additional managed and controlled interest rate risk.

USBANCORP, INC.

At December 31, 1994, as a result of these portfolio repositioning strategies the balance in the investment securities portfolio totalled $784 million with a weighted average coupon ("WAC") of 6.84% and weighted average maturity ("WAM") of 3.8 years compared to a total securities balance of $429 million at December
31, 1993, with a WAC of 5.45% and a WAM of 2.8 years.
The Company's total interest expense for 1994 increased by $10.7 million or 29.6% when compared to 1993. This increase was also caused by a $260 million increase in average interest bearing liabilities resulting from the previously mentioned JSB acquisition and increased FHLB borrowings. These increased FHLB borrowings also negatively impacted the liability mix and overall cost of funds since the cost of these borrowings averaged
5.12% for 1994 compared to the Company's core cost of deposits of 3.47%. This 3.47% cost of core deposits represented a 14 basis point decline from the prior year and was the primary factor responsible for the $888,000 favorable rate variance in 1994. This decline in deposit costs was primarily a result of management repricing all deposit categories downward in the declining interest rate environment experienced during 1993 and generally maintaining those low rates for non-certificate of deposit products during the rising rate environment experienced in 1994.
During the second half of 1994, the Company positioned its certificate of deposit pricing within the upper half of deposit rates offered by commercial banks in its market area. This temporary increase in certificate of deposit pricing was done for several reasons: to help retain customers immediately after the JSB acquisition during a critical period which included a computer system conversion; to try to encourage customer deposit term extension in a rising interest rate environment, and to use lower cost deposits as a source of funds to replace higher cost and more rate sensitive FHLB borrowings which were being used to fund a portion of JSB's acquired balance sheet. (The Company returned to its more conservative pricing strategy in 1995.) As a result of the rising interest rate environment and the increased certificate of deposit pricing, the Company did begin to experience a shift of funds out of low cost savings accounts and into certificates of deposit during the fourth quarter of 1994. Specifically, approximately $11 million of funds shifted into fixed cost certificates of deposit with maturities generally exceeding one year with an increased cost to the Company of approximately 400 basis points. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to increase by eight basis points from 3.76% during 1993 to 3.84% during 1994.
The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth
(i) average assets, liabilities and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately
34% is used to compute tax equivalent yields.

USBANCORP, INC.

Year ended December 31                        1995                              1994                             1993
                                              Interest                          Interest                         Interest
                                 Average      Income/     Yield/    Average     Income/     Yield/   Average     Income/    Yield/
                                 Balance      Expense     Rate      Balance     Expense     Rate     Balance     Expense    Rate
                                                                   (In thousands, except percentages)
Interest earning assets:
Loans, net of unearned income    $  823,807   $ 71,855     8.67%    $  809,695  $ 67,114     8.29%   $  708,690  $61,027     8.61%
Deposits with banks                   5,477        280     5.84          2,974       121     4.08         4,885      127     2.60
Federal funds sold
and securities purchased
under agreements to resale            2,715        165     5.94          2,330        94     4.06        12,850      383     2.98
Investment securities:
Available for sale                  322,172     22,940     7.11        276,225    15,531     5.62       413,558   23,592     5.70
Held to maturity                    538,028     36,726     6.82        327,910    20,777     6.38          -        -         -
Total investment securities         860,200     59,666     6.93        604,135    36,308     6.03       413,558   23,592     5.70
Assets held in trust for
collateralized mortgage
obligation                            8,143        556     6.85         10,825       920     8.50        16,342    1,346     8.24
Total interest earning
assets/interest income            1,700,342    132,522     7.77      1,429,959   104,557     7.31     1,156,325   86,475     7.48
Non-interest earning assets:
Cash and due from banks              36,657                             42,609                           32,181
Premises and equipment               19,052                             18,014                           16,345
Other assets                         85,403                             39,446                           24,776
Allowance for loan losses           (15,146)                           (17,488)                         (14,292)
TOTAL ASSETS                     $1,826,308                         $1,512,540                       $1,215,335
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand          $   91,596  $  1,258      1.37%    $  106,665  $  1,653     1.55%   $   99,090  $ 2,030     2.05%
Savings                             229,423     4,302      1.88        248,265     4,806     1.94       231,025    5,546     2.40
Other time                          742,133    39,843      5.37        632,040    27,824     4.40       574,182   25,047     4.36
Total interest bearing deposits   1,063,152    45,403      4.27        986,970    34,283     3.47       904,297   32,623     3.61
Federal funds purchased,
securities sold under
agreements to repurchase
and other short-term borrowings     135,784     7,053      5.17        112,846     5,349     4.79        14,486      359     2.48
Advances from Federal Home
Loan Bank                           313,026    20,043      6.40        109,098     6,006     5.51        23,711    1,163     4.90
Collateralized mortgage obligation    7,388       848     11.48          9,861     1,024    10.38        14,189    1,508    10.63
Long-term debt                        1,603       221     12.40          5,010       331     6.58         7,560      597     7.90
Total interest bearing
liabilities/interest expense      1,520,953    73,568      4.83      1,223,785    46,993     3.84       964,243   36,250     3.76
Non-interest bearing liabilities:
Demand deposits                     136,543                            138,428                          122,699
Other liabilities                    25,534                             23,468                           19,440
Stockholders' equity                143,278                            126,859                          108,953
TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY         $1,826,308                         $1,512,540                       $1,215,335
Interest rate spread                                       2.94                              3.47                            3.72
Net interest income/net
interest margin                                58,954      3.45%                  57,564     4.03%                50,225     4.34%
Tax-equivalent adjustment                      (2,807)                            (1,746)                           (740)
Net interest income                           $56,147                            $55,818                         $49,485

USBANCORP, INC.

The average balance and yield on taxable securities was $723 million and 6.95%, $522 million and 6.00%, and $376 million and 5.71% for 1995, 1994, and 1993, respectively. The average balance and yield on tax-exempt securities was $137 million and 6.83%, $83 million and 6.25%, and $37 million and 5.65% for 1995, 1994, and 1993, respectively.
Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The table below sets forth an analysis of volume and rate changes in net interest income on a tax-equivalent basis. For purposes of this table, changes in interest income and interest expense are allocated to volume and rate categories based upon the respective percentage changes in average balances and average rates. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

                                          1995 vs. 1994                        1994 vs. 1993
                                          Increase (decrease)                  Increase (decrease)
                                          due to change in:                    due to change in:
                                  Average     Average                Average      Average
                                  Volume      Rate        Total      Volume       Rate        Total
                                                           (In thousands)
Interest earned on:
Loans, net of unearned income     $ 1,306     $3,435      $ 4,741    $ 8,234      $(2,147)    $ 6,087
Deposits with banks                   105         54          159         13          (19)         (6)
Federal funds sold and
securities purchased under
agreements to resell                   19         52           71       (519)         230        (289)
Investment securities              17,275      6,083       23,358     11,297        1,419      12,716
Assets held in trust for
collateralized mortgage
obligation                           (204)      (160)        (364)      (470)          44        (426)
Total interest income              18,501      9,464       27,965     18,555         (473)     18,082
Interest paid on:
Interest bearing demand deposits     (217)      (178)        (395)       172         (549)       (377)
Savings deposits                     (358)      (146)        (504)       472       (1,212)       (740)
Other time deposits                 5,305      6,714       12,019      2,545          232       2,777
Federal funds purchased,
securities sold
under agreements to repurchase,
and other short-term borrowings     1,226        478        1,704      4,388          602       4,990
Advances from Federal Home
Loan Bank                          12,921      1,116       14,037      4,681          162       4,843
Collateralized mortgage
obligation                           (305)       129         (176)      (449)         (35)       (484)
Long-term debt                        366       (476)        (110)      (178)         (88)       (266)
Total interest expense             18,938      7,637       26,575     11,631         (888)     10,743
Change in net interest income       $(437)    $1,827       $1,390     $6,924         $415      $7,339

LOAN QUALITY...USBANCORP's written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan.
After the loan has been approved and funded, continued periodic credit review is required. Annual credit reviews are mandatory for all commercial loans and for all commercial mortgages in excess of $300,000. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas.

USBANCORP, INC.

 The following table sets forth information concerning
USBANCORP's loan delinquency and other non-performing assets:

At December 31                                 1995        1994       1993
                                            (In thousands, except percentages)
Total loan delinquency
(past due 30 to 89 days)                       $14,324     $12,832    $10,428
Total non-accrual loans                          7,517       5,446      5,304
Total non-performing assets<F1>                  9,426       7,901      6,498
Loan delinquency as a percentage
of total loans and loans held for sale,
net of unearned income                            1.72%       1.48%      1.43%
Non-accrual loans as a percentage of
total loans and loans held for sale,
net of unearned income                            0.90        0.63       0.73
Non-performing assets as a percentage
of total loans and loans held for sale,
net of unearned income,
and other real estate owned                       1.13        0.91       0.89

<F1>Non-performing assets are comprised of (i) loans
that are on a non-accrual basis, (ii) consumer loans that are contractually past due 90 days or more as to interest and principal payments and which are insured for credit loss, and (iii) other real estate owned. All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest.

Between December 31, 1994, and December 31, 1995, total loan delinquency increased by $1.5 million causing the ratio to total loans to increase to 1.72%. This increased delinquency occurred in the residential mortgage loan portfolio and is largely reflective of a difference in collection approach between the Company's mortgage banking subsidiary (which became responsible for all collection activities in 1995) and the techniques employed previously by the individual subsidiary banks. Despite the increased delinquency, losses from the residential mortgage loan portfolio have been minimal. The increases in both non-accrual and non-performing categories in 1995 were due primarily to increased non-accrual commercial loans which have been included in specific allocation reserves within the allowance for loan losses. The
Company's non-performing assets as a percentage of total loans ratio of 1.13% continues to compare favorably to peer performance which currently approximates 1.60%.
Potential problem loans consist of loans which are included in performing loans, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At December 31, 1995, all identified potential problem loans were included in the preceding table.
ALLOWANCE AND PROVISION FOR LOAN LOSSES...As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business.
Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline which is updated on a quarterly basis at the subsidiary bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings.

USBANCORP, INC.

This methodology includes:
A detailed review of all classified assets to determine if any specific reserve allocations (which includes impaired loans) are required on an individual loan basis.
The application of reserve allocations to all criticized and classified assets based upon allocation percentages which were calculated by using a five-year historical average for actual losses incurred on loans with an olem (other loans especially mentioned), substandard, or doubtful rating.
The application of reserve allocations to installment and mortgage loans which are based upon historical charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three year historical charge-off experience for consumer loans.
The application of reserve allocations to all performing loans based upon a five year historical average for actual losses incurred from all loan review categories.
The maintenance of a general unallocated reserve of at least 20% of the systematically determined minimum amount from the items listed above in order to provide conservative positioning in the event of any unforeseen deterioration in the economy. This 20% policy requirement was mandated by the Board of Directors after the Company experienced significant credit quality problems in the period from 1985 to 1989. It must be emphasized that the Board views this policy as establishing a minimum requirement only and the requirement of a general unallocated reserve of at least 20% of the determined need is prudent recognition of the fact that reserve estimates, by definition, lack precision.
After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to evaluate the adequacy of the reserve and establish the provision level for the next quarter. The Company believes that the procedural discipline, systematic methodology, and comprehensive documentation of this quarterly process is fully in compliance with all regulatory requirements.
When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.

USBANCORP, INC.

The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended:

Year ended December 31                           1995         1994        1993       1992      1991
                                                               (In thousands, except ratios)
Balance at beginning of year:                    $ 15,590     $ 15,260    $ 13,752   $ 13,003  $ 12,470
Addition due to acquisitions                         -           3,422        -         2,122      -
Reduction due to disposition of business line        (342)        -           -          -         -
Charge-offs:
Commercial                                            576          352         383      2,286       443
Real estate-mortgage                                  135          155         628      1,141        18
Consumer                                              589          591         750      1,031       770
Total charge-offs                                   1,300        1,098       1,761      4,458     1,231
Recoveries:
Commercial                                            183          199         338        291       332
Real estate-mortgage                                   41          100          27        166       157
Consumer                                              457          472         504        412       375
Total recoveries                                      681          771         869        869       864
Net charge-offs                                       619          327         892      3,589       367
Provision for loan losses                             285       (2,765)      2,400      2,216       900
Balance at end of year                           $ 14,914     $ 15,590    $ 15,260   $ 13,752  $ 13,003
Loans and loans held for sale,
net of unearned income:
Average for the year                             $823,807     $809,695    $708,690   $623,087  $435,462
At December 31                                    834,634      868,004     727,186    648,915   430,151
As a percent of average loans and
loans held for sale:
Net charge-offs                                      0.08%        0.04%       0.13%      0.58%     0.08%
Provision for loan losses                            0.03        (0.34)       0.34       0.36      0.21
Allowance for loan losses                            1.81         1.93        2.15       2.21      2.99
Allowance as a percent of each of the following:
Total loans and loans held for sale,
net of unearned income                               1.79         1.80        2.10       2.12      3.02
Total delinquent loans (past due 30 to 89 days)    104.12       121.49      146.34     157.29    150.00
Total non-accrual loans                            198.40       286.27      287.71     245.75    387.22
Total non-performing assets                        158.22       197.32      234.84     133.63    274.00
Allowance as a multiple of net charge-offs          24.09x       47.68x      17.11x      3.83x    35.43x
Total classified loans                            $28,355      $39,338     $38,227    $41,799   $36,012
Dollar allocation of reserve to general risk        7,471        6,643       7,635      5,437     5,597
Percentage allocation of reserve to general risk    50.09%       42.61%      50.03%     39.54%    43.04%

The Company recorded a provision for loan losses of $285,000 in 1995, a negative provision of $2.8 million in 1994, and a provision of $2.4 million in 1993. When expressed as a percentage of average loans, the provision averaged 0.03% in 1995, (0.34%) in 1994, and 0.34% in 1993. The 1995 provision amount reflected the benefits of a continued low level of net charge-offs
(0.08% of total loans in 1995), reduced classified loan levels (a drop of $11.0 million or 28% in 1995) and the continued strength of the portion of the reserve allocated to general risk (amounted to 50.1% of the total loan loss reserve balance at December 31, 1995).
The overall negative provision for 1994 resulted from a negative provision of $4 million recognized in the fourth quarter. This $4 million negative provision was comprised of a $3 million negative provision at the Company's U.S. Bank subsidiary and a $1 million negative provision at the Company's Three Rivers Bank subsidiary.

USBANCORP, INC.

This negative provision was driven by a sustained improvement in asset quality. The following tables show the trend in several key measures of asset quality for the period from January 1, 1993, through September 30,
1994, (the last quarter which would have been analyzed prior to the recognition of the negative provision) for the two subsidiary banks which had a negative provision.

TABLE 1-U.S. Bank analysis of asset quality trends

                                 Quarter    Quarter    Quarter    Quarter    Quarter    Quarter     Quarter
                                 Ending     Ending     Ending     Ending     Ending     Ending      Ending
                                 3/31/93    6/30/93    9/30/93    12/31/93   3/31/94    6/30/94<F1> 9/30/94<F1>
                                                         (In thousands, except ratios)
Provision for loan losses        $   -      $   -      $   -      $    -     $   -      $   -       $   -
Charge-offs                          228        208         51         109       162        174         102
Recoveries                           114        121        112         172        87        126          95
Net loan charge-offs
(recoveries)                         114         87        (61)        (63)       75         48           7
Non-accrual loans                  1,393      1,154      1,090       2,018       999        895       1,283
Non-accrual loans as a
percent of total loans              0.50%      0.40%      0.36%       0.70%     0.34%      0.33%       0.44%
Non-performing assets             $3,544     $2,579     $4,493      $2,186    $1,102    $11,968      $1,362
Non-performing assets as a
percent of total loans              1.27%      0.90%      1.48%       0.76%     0.38%      0.35%       0.47%
Classified loans (loans
internally rated
substandard or doubtful)         $26,950    $24,770    $26,460     $17,981    $14,645   $14,442     $14,378
Loan loss reserve balance          8,040      7,953      8,014       8,077      8,002     7,954       7,947
Dollar amount of reserve
allocated to general risk          3,792      3,639      3,646       4,515      4,603     4,546       4,501
Percentage allocated to
general risk                       89.27%     84.35%     83.47%     126.75%    135.42%   133.39%     130.62%

<F1>Excludes the Johnstown Savings Bank acquisition
which was accounted for as of the close of business
June 30, 1994.
TABLE 2-Three Rivers Bank analysis of asset quality trends

                                  Quarter    Quarter   Quarter    Quarter     Quarter   Quarter     Quarter
                                  Ending     Ending    Ending     Ending      Ending    Ending      Ending
                                  3/31/93    6/30/93   9/30/93    12/31/93    3/31/94   6/30/94     9/30/94
                                                         (In thousands, except ratios)
Provision for loan losses         $   225    $   105   $   105    $    105    $   105   $   105     $   175
Charge-offs                            83         83        82          68         25        36          67
Recoveries                             25         25       103          16         30        27          15
Net loan charge-offs
(recoveries)                           58         58       (21)         52         (5)        9          52
Non-accrual loans                   1,769      1,526     1,441       1,589       1,396    1,134       1,029
Non-accrual loans as a percent
of total loans                       1.24%      0.88%     0.78%       0.85%       0.75%    0.61%       0.54%
Non-performing assets              $1,944     $1,704    $1,587      $1,671      $1,424   $1,196      $1,184
Non-performing assets as
a percent of total loans             1.37%      0.98%     0.86%       0.89%       0.77%    0.65%       0.62%
Classified loans (loans
internally rated
substandard or doubtful)          $11,178    $10,605    $9,779      $8,986      $9,214   $8,873      $8,704
Loan loss reserve balance           3,632      3,679     3,805       3,858       3,968    4,064       4,087
Dollar amount of reserve
allocated to general risk           1,547      1,574     1,730       1,852       2,095    2,256       2,287
Percentage allocated to
general risk                        74.20%     74.77%    83.37%      92.32%     111.85%  124.78%     127.06%

It is important to note that the data contained in
table 1 for U.S. Bank excludes Johnstown Savings Bank.
Specifically, as documented in the above tables, the
improved asset quality is evidenced by:
Favorable trend for net charge-offs
Reducing amount of classified loans
Reducing amount of non-accrual loans
Reducing amount of non-performing assets

USBANCORP, INC.

The reduced amount of classified loans occurred in numerous loans in varied industries which provided an indication of the stabilization of the regional and local economies in which the Company operates. The movement of loans out of classified status also reduces specific reserve allocation requirements within the allowance for loan losses, consequently shifting funds into the portion of the reserve allocated to general risk. The amounts of the reserve allocated to general risk at both subsidiaries increased over the time period presented. This building of the general reserve occurred despite a $0 loan loss provision at U.S. Bank over this entire time period and two quarterly reductions in the provision level at Three Rivers Bank which occurred in the second quarter of 1993 and the third quarter of 1994.
The demonstrated sustainability of the improved asset quality during this period combined with the following events to result in the recognition of a negative provision in the fourth quarter of 1994:
A comprehensive regulatory examination by the Office of the Comptroller of the Currency in the fourth quarter of 1994 provided independent support of the Company's improved asset quality trend and that the allowance for loan losses was sufficiently funded.
Complete credit integration of the JSB acquisition was finished in October 1994 and this review indicated that JSB's loan loss reserve was adequate based on the Company's methodology and procedural discipline. Thus, the Company concluded that JSB's loan loss reserve was properly stated for purchase price allocation purposes and the existing general risk portion of the U.S. Bank allowance for loan losses was sustained after the JSB acquisition.
As a result of all the factors discussed and the continued adequacy of the allowance for loan losses subsequent to the negative provision, it was management's and the Board of Directors judgement that the interests of the Company's shareholders and customers were best served by this large fourth quarter
1994 negative provision.
The Company's allowance for loan losses at December 31, 1995, was 1.79% of total loans and 158% of non-performing assets. Both of these ratios declined modestly from the December 31, 1994, levels of 1.80% and 197%, respectively. The Company's reserve levels continued to compare favorably to peer as demonstrated in the most recent SNL Securities bank analysis which showed that for banks throughout the country between $1 and $5 billion in assets the allowance to non-performing assets ratio was 138%. There can be no assurance that if asset quality deteriorates in future periods material additions to the allowance for loan losses will not be required; management currently estimates, however, that the 1996 provision for loan losses will be comparable with the 1995 provision level.
USBANCORP management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline which was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

USBANCORP, INC.

At December 31            1995                 1994                 1993                 1992               1991
                          Percent of           Percent of           Percent of           Percent of         Percent of
                          Loans in             Loans in             Loans in             Loans in           Loan in
                          Each                 Each                 Each                 Each               Each
                          Category             Category             Category             Category           Category
                  Amount  of Loans<F2> Amount  of Loans<F2> Amount  of Loans<F2> Amount  of Loans   Amount  of Loans
                                                    (In thousands, except percentages)
Commercial        $ 2,127  12.3%       $ 1,894 13.4%        $ 1,637 13.6%        $ 1,653  11.6%     $ 4,963  27.6%
Commercial loans
secured by
real estate         3,286  21.5          5,278 19.3           4,073 17.2           4,416  19.1        <F1>   -
Real estate-
mortgage              345  50.2            339 48.8             279 46.3             244  45.3        1,274  36.7
Consumer              600  16.0          1,436 18.5           1,636 22.9           2,002  24.0        1,169  35.7
Allocation to
general risk        7,471                6,643                7,635                5,437              5,597
Allocation for
impaired loans      1,085                 -                    -                    -                  -
Total             $14,914              $15,590              $15,260              $13,752            $13,003

<F1>The historical information for this category was not available.
<F2>Includes loans held for sale.

Even though real estate-mortgage loans comprise approximately 50.2% of the Company's total loan portfolio, only $345,000 or 2.3% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experience in these categories. At December 31, 1995, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio.
NON-INTEREST INCOME...Non-interest income for 1995
totalled $16.5 million which represented an $8.4 million or 102% increase when compared to 1994. This increase was primarily due to the following items:
the realization of a $702,000 gain on investment securities available for sale in 1995 compared to a $4 million loss realized in 1994 (a net favorable shift of $4.7 million). The 1995 gain resulted primarily from the sale of $258 million of agency mortgage-backed securities. These sales were executed to: (1) provide liquidity for future funding needs; (2) enhance asset/liability management positioning whereby lower lifetime cap arm product was replaced with higher lifetime cap arm product and fixed-rate mortgage pass-through securities; and (3) improve overall portfolio quality and provide ongoing earnings enhancements. Approximately $95 million of the total sales occurred in the fourth quarter of 1995 as the Company took advantage of a one-time accounting opportunity under SFAS 115 to reposition its securities portfolio without risk of tainting the entire held to maturity portfolio. The 1994 loss resulted primarily from an investment portfolio repositioning strategy executed late in the fourth quarter which was designed to enhance future net interest income performance.
Specifically, $81 million of available for sale securities with a weighted average coupon of 6.02% and weighted average

USBANCORP, INC.

maturity of 29 months were sold at a $4 million loss.
The proceeds from this sale were used to purchase $77 million of securities with a WAC of 8.80% and a WAM of 49 months. The approximate 275 basis point yield improvement on this repositioning strategy will generate $2.1 million of additional annual pre-tax earnings for a three year period.
a $905,000 gain realized on the disposition of Frontier
Finance Company, a subsidiary of Community. This business line was sold because it did not fit into the Company's future strategic plans and was not meeting internal return on equity performance requirements.
a $1.4 million increase in net mortgage servicing fee income to $2.6 million. This amount resulted from $3.8 million of mortgage servicing fees net of $1.2 million of amortization expense of the cost of purchased and originated mortgage servicing rights ("MSR"). The improvement in earnings between years was primarily due to holding SMC for the full year in 1995 and reduced amortization expense on the mortgage servicing rights as a result of a slowdown in mortgage prepayment speeds. The quarterly average amortization expense on mortgage servicing rights was $80,000 lower in 1995 as compared to the quarterly average in 1994. The following chart highlights some of the key information related to SMC's mortgage servicing portfolio:

At December 31                                  1995          1994
                             (In thousands, except percentages and prepayment data)
MSR balance                                     $990,299      $991,269
Fair value of MSRs based upon
discounted cash flow of servicing portfolio       12,985        14,881
Fair value as a percentage of MSR balance           1.31%         1.50%
PSA prepayment speed                                 230           145
Weighted average portfolio interest rate            8.04%         8.03%

A rollforward of the MSRs is as follows:
                                              (In thousands)
Balance as of December 31, 1994                  $11,452
Acquisition of servicing rights                    1,095
Amortization of servicing rights                  (1,175)
Balance as of December 31, 1995                  $11,372

a $124,000 loss realized on the sale of loans and loans held for sale in 1995 compared to a $763,000 gain realized in 1994 (a net unfavorable shift of $887,000).
The full year 1995 loss resulted primarily from the first quarter sale of $34 million of fixed-rate residential mortgage loans with a weighted average coupon of 7.79% and a weighted average maturity of 168 months at a loss of $891,000. This sale was executed to diversify the Company's balance sheet mix and reduce its overall level of fixed-rate residential mortgage loans. The majority of the proceeds from the sale were reinvested in adjustable-rate agency securities to increase the repricing sensitivity of the Company's earning assets. The first quarter loss was partially offset by $767,000 of gains generated throughout the year on fixed-rate mortgage loan sales by the Company's mortgage banking subsidiary.

USBANCORP, INC.

a $372,000 or 12.3% increase in trust fees to $3.4 million in 1995. This core trust fee growth is prompted by increased assets under management due to the profitable expansion of the Company's business throughout western Pennsylvania, including the Greater
Pittsburgh marketplace. For 1995, the Trust Company's business development efforts have generated new trust assets amounting to $101 million which will generate annual fees approximating $389,000. The Trust staff's marketing skills combined with their proven ability to deliver quality service has been the key to the Company's annual growth rate, which has averaged 20% over the past four years. While there can be no assurances of continuation of this trend, these factors provide a foundation for future growth of this important source of fee income.
a $1.8 million increase in other income due in part to a $872,000 increase in the net cash surrender value of a $30 million Bank Owned Life Insurance Policy. The remainder of the increase was due to additional fee income resulting from the JSB acquisition. Examples of fee income sources demonstrating increases are ATM transaction charges, other mortgage banking processing fees, insurance commissions, and check supply sales.
Non-interest income for 1994 totalled $8.2 million which represented a $2 million or 19.3% decrease when compared to 1993. This decrease was primarily due to the following items:
the realization of a $4 million loss on investment securities available for sale in 1994 compared to a $583,000 gain realized in 1993 (a net unfavorable shift of $4.6 million). The 1994 loss resulted primarily from the previously discussed investment portfolio repositioning strategy executed late in the fourth quarter which was designed to enhance future net interest income performance. Other investment security strategies executed in 1994 included the second quarter sale of certain collateralized mortgage obligations in an effort to reduce the market valuation risk of the available for sale portfolio, enhance yield performance and reduce cash flow volatility.
the inclusion of $1.1 million of net mortgage servicing income generated from SMC. This amount resulted from $1.9 million of mortgage servicing fees net of $746,000 of amortization expense of the cost of mortgage servicing rights.
a $445,000 or 17.3% increase in trust fees to $3 million due to successful new business development efforts which caused a 9% increase in total trust assets.
the realization of a $763,000 gain on loan and servicing sales in 1994 compared to a $593,000 gain for 1993. The $170,000 increase between periods was due entirely to a $200,000 gain recognized on the sale of the Company's $17 million student loan portfolio which more than offset reduced gains generated on $60 million of fixed-rate mortgage loan sales in 1994.
an $883,000 increase in other income due primarily to additional fee income resulting from the JSB acquisition. Examples of fee income sources demonstrating increases are credit card charges, other mortgage banking processing fees, ATM transaction charges, and bond handling fees. Other income was also supplemented by an $88,000 gain realized on the liquidation of a real estate joint venture and a $70,000 increase in premium income on credit life and disability insurance sales to consumer loan customers.

USBANCORP, INC.

NON-INTEREST EXPENSE...Non-interest expense for 1995 totalled $50.6 million which represented a $1.1 million or 2.1% increase when compared to 1994. This increase was primarily due to the following items:
the 1994 results included a $2.4 million acquisition charge related to the Company's acquisition of JSB.
There were no acquisition costs incurred in 1995.
a $2.0 million increase in salaries and employee benefits due to 22 additional average full-time equivalent employees as a result of the full year of the JSB acquisition, planned wage increases of approximately 4%, and generally higher group medical insurance and profit sharing costs.
a $668,000 increase in amortization expense due to the amortization of the goodwill and core deposit intangibles resulting from the JSB acquisition for the full year in 1995 compared to only six months in 1994.
(See further discussion in Note #22.)
 a $285,000 increase in net occupancy and equipment expense due to the costs associated with operating four additional JSB branches and the occupancy and equipment costs related to the mortgage banking subsidiary.
an $848,000 decrease in FDIC deposit insurance expense due to a reduction in the premium assessment rate on deposits covered by the Bank Insurance Fund (BIF) from $0.23 per hundred dollars of deposits to $0.04 per hundred dollars of deposits effective June 1, 1995.
Approximately $923 million or 78% of the Company's deposits are covered by the BIF while the remaining
$255 million or 22% are part of the Savings Association
Insurance Fund ("SAIF"). The premium rate assessment on deposits covered by SAIF continues at $0.23 per one hundred dollars of deposits. In addition, a proposed recapitalization of the SAIF may result in a one-time special assessment to the Company sometime in 1996.
a $267,000 increase in professional fees due primarily to higher legal fees in 1995. Included in the higher legal fees were the legal costs incurred to successfully negotiate a new four year collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC, Local Union 8204, which is the bargaining unit for 250 nonsupervisory employees of the Company's U.S. Bank subsidiary. (See further discussion under Other Matters-Collective Bargaining Agreement.)
a $685,000 increase in other expense due to the cost associated with a claims audit and the write-off of a prepaid bond commitment fee at the Company's mortgage banking subsidiary, increased advertising expenses, and the inclusion of all JSB other expenses for the entire year in 1995.
Total 1994 non-interest expense of $49.5 million increased by $8.8 million or 21.6% when compared to 1993 due in part to the recognition of a $2.4 million pre-tax acquisition restructuring charge associated with the Company's acquisition of Johnstown Savings
Bank. Excluding this charge, total non-interest expense increased by $6.4 million or 15.6% when 1994 is compared to 1993. The acquisition of JSB was the primary reason for the increase experienced in each of the expense line items and is evidenced by the following more significant changes:
a $3,359,000 or 16.8% increase in salaries and employee benefits expense due entirely to planned wage increases approximating 4%, 69 additional average full-time equivalent employees resulting from the JSB and Integra
Branches acquisitions and a $343,000 increase in pension/profit sharing expense.

USBANCORP, INC.

a $1,221,000 increase in net occupancy and equipment expense as a result of the additional branch facilities and equipment acquired with the JSB and Integra
Branches acquisitions and higher utilities and repair/maintenance expenses due in part to the harsh winter early in 1994.
a $974,000 increase in amortization expense due entirely to the amortization of the goodwill and core deposit intangibles resulting from the JSB and Integra
Branches acquisition.
a $419,000 increase in FDIC deposit insurance expense caused by the additional deposits associated with the acquisitions.
a $214,000 decrease in other expense due to reduced other real estate owned expense and economy of scale benefits derived from the elimination of outside data processing fees, as Community's data processing is now performed internally by the centralized Western Region
Operations Center.
 NET OVERHEAD BURDEN... The Company's net overhead to tax equivalent net interest income ratio showed improvement as it declined from 60.7% in 1994 to 57.7% in 1995. (The 1994 amount is exclusive of the acquisition charge.) The successful integration of JSB and the cost savings from intra-market consolidation opportunities combined with higher non-interest income to cause the improvement noted in 1995. Employee productivity ratios also continued to demonstrate improvement as total assets per employee were $2.5 million at the end of 1995, a 10.8% improvement over the 1994 year-end total of $2.3 million assets per employee, and a 36.1% increase over the 1993 amount of $1.9 million. The Company's efficiency ratio
(non-interest expense divided by total revenue) has declined from a high of 73.1% in 1991 to 67.0% in 1995.
Management expects to reduce the Company's efficiency ratio to below its 60% goal in the next twelve to eighteen months through additional productivity enhancements, operational efficiencies, and growth of fee income.
JSB INTEGRATION BENEFITS...During 1995, the Company continued the process of integrating JSB into its U.S.
Bank subsidiary in order to realize the targeted minimum of $3.8 million of pre-tax savings opportunities resulting from this intra-market consolidation. Specific cost savings/revenue generating actions completed since the acquisition included: a computer conversion from JSB's outside data processing service bureau to U.S. Bank's internal data processing system, the consolidation of two JSB branches into the Company's existing retail delivery system, the consolidation of back room check clearing and item processing operations, the consolidation of several administrative functions such as executive administration, accounting and internal audit, the transfer of all subsidiary banks' mortgage servicing to Standard Mortgage Corporation, an investment portfolio repositioning strategy that resulted in the sale of approximately 90% of JSB's securities portfolio, and the downward repricing of several low cost deposit products. The favorable pre-tax benefits recognized during 1995 due to these initiatives amounted to approximately $5.0 million. Overall, the Company has retained approximately 50 employees or just 42% of the original JSB total of 120 full-time equivalent employees (excluding SMC).

USBANCORP, INC.

INCOME TAX EXPENSE...The Company's provision for income taxes for 1995 was $6.0 million reflecting an effective tax rate of 27.7%. The Company's income tax provision for 1994 was $5.9 million or an effective tax rate of 34.4%. The $114,000 increase in income tax expense was due entirely to the higher level of pre-tax earnings in 1995 as the Company benefitted from a reduction in its effective tax rate. This lower effective tax rate was caused predominately by increased total tax-free asset holdings which were $61.2 million higher on average in 1995 as compared to 1994 and amounted to $187.3 million. The tax-free asset holdings consisted of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes.
Effective January 1, 1993, the Company adopted SFAS
109, "Accounting For Income Taxes." This adoption resulted in the recording of a deferred tax asset of $1.5 million and a corresponding credit to the income statement as a cumulative effect of change in accounting principle. Excluding this non-recurring benefit, the Company's provision for income taxes for 1993 was $5.5 million reflecting an effective tax rate of 33.2%.
OTHER MATTERS-COLLECTIVE BARGAINING AGREEMENT...The
Company announced on October 17, 1995, that its wholly-owned subsidiary, U.S. Bank in Johnstown
("Bank"), has reached a new four year collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC, Local Union 8204, which is the bargaining unit for 250 nonsupervisory employees of the Bank, or approximately 60% of the Bank's workforce. The agreement, approved by a majority of the bargaining unit members, was effective on October 16, 1995. In the view of the management of the Company and the Bank, the agreement is fair and reasonable to all parties and is consistent with the concept of shared proportionate sacrifice designed to assist the Company in achieving its announced goal of reaching a 13% return on equity in 1996. The Bank introduced the shared proportionate sacrifice concept in June and subsequently in September when a "1996 salary freeze and temporary one year salary rollback" was announced for all officers. The
1996 temporary one year rollback starts at 10% for executive officers and reduces to 3% for first level officers.
The principal features of the collective bargaining agreement are as follows:
The term of the agreement is four years.
The agreement calls for a wage freeze for bargaining unit employees in the first year of the contract ending
October 15, 1996. Thereafter, the agreement calls for annual raises of 2%, 4%, and 5%.
The agreement does not alter the earnings-based formula for determining profit sharing payments under the Bank's deferred profit sharing plan, but participants in the plan (which includes all employees of the Bank) will receive 90% on the formula amount with respect to the calendar year ending December 31, 1995. In the next two years, participants will receive 25% and 75% of the formula amount, respectively. In the final year of the contract, profit sharing payments will be restored to 100% of the formula.
The traditional indemnity health insurance coverage for bargaining unit employees will be replaced by a Blue
Cross point of service managed care program.

USBANCORP, INC.

The pay scale of hourly workers beyond the entry level will be increased to be commensurate with the pay of full-time salaried employees performing similar jobs in order to encourage part-time employment and flexible scheduling.
Management/labor task forces will be established to provide joint recommendations on certain operational issues.
The Company estimates that the net present value of the savings negotiated under the contract and one year roll-backs will approximate $1.5 million.
BALANCE SHEET...The Company's total consolidated assets were $1.885 billion at December 31, 1995, compared with $1.789 billion at December 31, 1994, which represents an increase of $96.5 million or 5.4% due to increased leveraging of the balance sheet. Total investment securities increased by $106.9 million as purchases of adjustable-rate mortgage-backed securities, municipal securities and mortgage pass-through securities were made to utilize the funds provided by overall net loan portfolio run-off and increased leveraging of the balance sheet. The increase in other assets reflects the purchase of a $30 million Bank Owned Life Insurance policy.
Total loans and loans held for sale declined by approximately $34.5 million or 4.0% in 1995 due primarily to the first quarter sale of $34 million of fixed-rate residential mortgage loans, a $5 million reduction in consumer loans due to the disposition of a business line, the maturity of $20 million of commercial loan tax anticipation notes which were not replaced, and continued net loan run-off experienced in the indirect auto loan portfolio. During the second half of 1995, however, total loans and loans held for sale did increase by $32.8 million or 4.1% due primarily to increased commercial loan demand. Total commercial and commercial mortgage loans grew by $16.9 million or 6.3% due primarily to a refocused emphasis on small business commercial lending (loans less than $250,000). During the last six months of 1995, the Company's newly formed small business loan center approved 219 applications for $14 million and closed
133 loans for $8.5 million with an average approval time of 48 hours. The Company will continue to aggressively focus on this market segment in 1996 in an effort to continue the loan growth momentum that was established in the second half of 1995.
Total deposits decreased by $18.4 million or 1.5% since
December 31, 1994, as the Company's conservative deposit pricing structure has contributed to modest deposit run-off in 1995. The Company's total borrowed funds position increased by $101.4 million in 1995, due to additional leveraging of the balance sheet with FHLB borrowings. Overall, the Company's asset leverage ratio was 6.63% at December 31, 1995.
The Company now carries $18.4 million of goodwill and $5.4 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets were originated with the JSB acquisition. The Company paid this premium for JSB and believes its franchise value has been strengthened by the acquisition for several reasons:
JSB's customer base, branch locations, and approximately $190 million of stable core deposits allowed the Company to obtain a 25% market share leadership position in Cambria County-one of its primary markets.
the intra-market consolidation opportunities are generating significant ongoing earnings enhancements which approximated $5 million in 1995.

USBANCORP, INC.

INTEREST RATE SENSITIVITY...Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income and capital. The management and measurement of interest rate risk at USBANCORP is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income and capital levels over specific future time periods by projecting the yield performance of assets and liabilities in numerous varied interest rate environments; and 2) static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time.
For static GAP analysis, USBANCORP typically defines interest rate sensitive assets and liabilities as those that reprice within six months or one year. Maintaining an appropriate match is one method of avoiding wide fluctuations in net interest margin during periods of changing interest rates. The difference between rate sensitive assets and rate sensitive liabilities is known as the "interest sensitivity GAP." A positive GAP occurs when rate sensitive assets exceed rate sensitive liabilities repricing in the same time period and a negative GAP occurs when rate sensitive liabilities exceed rate sensitive assets repricing in the same time period. A GAP ratio (rate sensitive assets divided by rate sensitive liabilities) of one indicates a statistically perfect match. A GAP ratio of less than one suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a GAP ratio of more than one suggests the converse.
The following table presents a summary of the Company's static GAP positions at December 31, 1995:

                                                       Over       Over
                                                       3 Months   6 Months
                                            3 Months   Through    Through    Over
Interest Sensitivity Period                 or Less    6 Months   1 Year     1 Year     Total
                                                          (In thousands, except ratios)
Rate sensitive assets:
Loans                                       $ 182,502  $  66,002  $ 109,366  $ 469,978  $  827,848
Investment securities and
assets held in trust for
collateralized mortgage obligation            282,307     43,992     58,177    509,003     893,479
Short-term assets                              14,397       -          -          -         14,397
Other assets                                     -          -        30,872       -         30,872
Total rate sensitive assets                 $ 479,206  $ 109,994  $ 198,415  $ 978,981  $1,766,596
Rate sensitive liabilities:
Deposits:
Non-interest bearing deposits               $    -     $    -     $    -     $ 145,379  $  145,379
NOW and Super NOW                                -          -          -        99,051      99,051
Money market                                  134,685       -          -          -        134,685
Other savings                                    -          -          -       216,115     216,115
Certificates of deposit of $100,000
or more                                        19,717      5,962      1,980     15,127      42,786
Other time deposits                           115,857     98,626    129,302    196,057     539,842
Total deposits                                270,259    104,588    131,282    671,729   1,177,858
Borrowings                                    469,089      1,084     10,367     53,642     534,182
Total rate sensitive liabilities            $ 739,348  $ 105,672  $ 141,649  $ 725,371  $1,712,040
Off-balance sheet hedges                      (75,000)      -          -        75,000        -
Interest sensitivity GAP:
Interval                                     (185,142)     4,322     56,766    178,610  $     -
Cumulative                                  $(185,142) $(180,820) $(124,054) $  54,556  $   54,556
Period GAP ratio                                 0.72x      1.04x      1.40x      1.22x
Cumulative GAP ratio                             0.72       0.77       0.86       1.03
Ratio of cumulative GAP to total assets         (9.82)%    (9.59)%    (6.58)%     2.89%

USBANCORP, INC.

When December 31, 1995, is compared to December 31,
1994, the Company's six month cumulative GAP ratio became more negative while the one year cumulative GAP ratio became less negative. As separately disclosed in the above table, the hedge transactions (described in detail in Note #23) reduced the negativity of both the six month and one year GAP by $75 million. The purchase of adjustable-rate mortgage-backed securities and adjustable-rate mortgage loans throughout 1995 to replace maturing securities and sold fixed-rate mortgage loans increased the earning asset sensitivity and also contributed to the reduction in the negativity of the one year static GAP position since the majority of these assets reprice annually.
A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc.. At December 31, 1995, the balance in these accounts totalled $450 million or 23.9% of total assets. Within the above static GAP table, approximately $135 million or 30% of the total $450 million of low cost core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this 30% assumption is based upon historical experience in varying interest rate environments and is consistently used for all GAP ratios presented. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that up to a 250 basis point increase in rates will not necessitate a change in the cost of these accounts.
Indeed, throughout the rising interest rate period from January 1, 1994, through June 30, 1995, the Company was able to hold steady the pricing of these accounts despite seven Federal Reserve rate movements which caused a total 275 basis point increase in both the fed funds and prime rate. As discussed earlier in the net interest margin section of the M.D.&A., the Company did experience a disintermediation of some deposits between the low cost accounts and certificates of deposit during this rising interest rate period. This disintermediation of deposits slowed in the second half of 1995 as interest rates began to decline.
Accordingly, the Company believes in 1996 that it will be able to maintain the rates on these accounts and even modestly lower the rates for some products such as NOW accounts.
There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places primary emphasis on simulation modeling to manage and measure interest rate risk. At December 31, 1995, these varied economic interest rate simulations indicated that the maximum negative variability of USBANCORP's net interest income over the next twelve month period was (5.7%) under an upward rate shock forecast reflecting a 200 basis point increase in interest rates above published economic consensus estimates. Capital impairment under this simulation was estimated to be less than (2.0%). The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income in a rising interest rate environment. The Company's asset liability management policy seeks to limit net interest income variability to plus or minus 7.5%.

USBANCORP, INC.

Within the investment portfolio at December 31, 1995, 47.9% of the portfolio is currently classified as available for sale ("AFS") and 52.1% as held to maturity ("HTM"). This compares to a portfolio composition breakdown of 33.1% AFS and 66.9% HTM at December 31, 1994. The Company took advantage of the one time SFAS 115 accounting opportunity in the fourth quarter of 1995 to reposition the securities portfolio without risk of tainting securities in the HTM portfolio. A net total of $131 million in securities were reclassified from HTM to AFS with $58 million subsequently sold to improve the ongoing earnings of the securities portfolio. This repositioning strategy will provide a five basis point improvement in the total investment portfolio yield or approximately
$500,000 of additional pre-tax earnings in 1996. The available for sale classification also provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed.
Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30 year fixed-rate mortgage loans. The
Company will retain servicing rights at its mortgage banking subsidiary and recognize fee income over the remaining lives of the loans sold at an average rate of approximately 30 basis points on the loan balances outstanding.
LIQUIDITY...Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totalled $169 million at December 31, 1995, compared to $146 million at December 31, 1994. Maturing and repaying loans, as well as, the monthly cash flow associated with certain asset- and mortgage-backed securities are other sources of asset liquidity.
Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At December 31, 1995, USBANCORP's subsidiaries had approximately $246 million of unused lines of credit available under informal arrangements with correspondent banks compared to $55 million at December 31, 1994. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates.
Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer term advances up to approximately 80% of their investment in assets secured by one- to four-family residential real estate. This would suggest a remaining current total available Federal Home Loan Bank aggregate borrowing capacity of approximately $282 million. Furthermore, USBANCORP had available at December 31, 1995, $5.9 million of a total $12.5 million unsecured line of credit.

USBANCORP, INC.

Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $6.3 million between December 31, 1995, and December 31, 1994, due to $65.2 million of net cash provided by financing activities and $22.0 million of net cash provided by operating activities. This more than offset $80.8 million of net cash used by investing activities. Within investing activities, purchases of investment securities exceeded the cash proceeds from investment security maturities and sales by approximately $86.1 million due to increased leveraging of the balance sheet. Cash advanced for new loan fundings totalled $304 million and was approximately
$35.8 million less than the cash received from loan principal payments and sales. The Company also used $30 million of cash to purchase Bank Owned Life Insurance in 1995. Within financing activities, cash generated from the sale of new certificates of deposit exceeded cash payments for maturing certificates of deposit by $15.2 million. Demand and savings deposits have experienced a net decrease of $33.6 million.
EFFECTS OF INFLATION...USBANCORP's asset and liability structure is primarily monetary in nature. As such, USBANCORP's assets and liabilities tend to move in concert with inflation. While changes in interest rates may have an impact on the financial performance of the banking industry, interest rates do not necessarily move in the same direction or in the same magnitude as prices of other goods and services and may frequently reflect government policy initiatives or economic factors not measured by a price index.
CAPITAL RESOURCES...The following table highlights the Company's compliance with the required regulatory capital ratios for each of the periods presented:

At December 31                            1995                   1994
                                   Amount       Ratio      Amount      Ratio
                                     (In thousands, except ratios)
Risk Adjusted Capital Ratios
Tier 1 capital                     $  123,251   13.63%     $  117,480  12.45%
Tier 1 capital minimum                 36,162    4.00          37,745   4.00
Excess                             $   87,089    9.63%     $   79,735   8.45%

Total capital                         134,552   14.88         129,275  13.70
Total capital minimum                  72,325    8.00          75,489   8.00
Excess                             $   62,227    6.88%     $   53,786   5.70%

Total risk adjusted assets         $  904,062              $  943,614

Asset Leverage Ratio
Tier 1 capital                        123,251    6.63         117,480   6.64
Minimum requirement                    92,907    5.00          88,462   5.00
Excess                             $   30,344    1.63%     $   29,018   1.64%

Total adjusted assets              $1,858,131              $1,769,234

USBANCORP, INC.

Between December 31, 1994, and December 31, 1995, the
Company's risk adjusted capital ratios increased due to overall net growth in equity and a reduced level of risk adjusted assets. The asset leverage ratio was relatively consistent as it decreased by only one basis point between years as the Company continued to leverage its capital strength in an effort to enhance total shareholder return. The Company used funds provided by a new $10 million unsecured line of credit to repurchase 295,512 shares or $7.9 million of its common stock during 1995. The rate on this unsecured line of credit floats at 50 basis points under the prime rate. Through December 31, 1995, the Company has repurchased a total of 423,212 shares of its common stock at a total cost of $11 million. The Company plans to continue its treasury stock repurchase program in 1996 which currently permits a maximum total repurchase authorization of $18 million. The maximum price per share at which the Company can repurchase stock is 130% of book value. At December 31, 1995, the Company's common stock market price was $33 per share or 116.4% of book value. This represented a 57% improvement from the December 31, 1994, common stock market price of $21 per share or 85.5% of book value.
The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks are considered "well capitalized" under all applicable FDIC regulations. It is the Company's ongoing intent to prudently leverage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements. It is, however, the Company's intent to maintain the FDIC "well capitalized" classification for each of its subsidiaries to ensure the lowest deposit insurance premium and to maintain an asset leverage ratio of no less than 6.0%.
The Company's declared Common Stock cash dividend per share was $1.06 for 1995 which was a 9.3% increase over the $0.97 per share dividend for 1994. The dividend yield on the Company's Common Stock now approximates
3.3% compared to an average Pennsylvania bank holding company yield of approximately 2.8%. The Company remains committed to a progressive total shareholder return which includes a common dividend yield at slightly higher than peer levels.

USBANCORP, INC.
FORM 10-K

USBANCORP, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
XX Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1995
For the fiscal year ended
or
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from to
Commission File Number 0-11204
Commission File Number
USBANCORP, Inc.
(Exact name of registrant as specified in its charter)
Pennsylvania
(State or other jurisdiction of incorporation or organization)
25-1424278
(I.R.S. Employer Identification No.)
Main & Franklin Streets, P.O. Box 430, Johnstown,
Pennsylvania 15907-0430
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code
(814) 533-5300
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the
Act:
Title of each class
Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the
Act:
Common Stock, $2.50 Par Value
(Title of class)
Share Purchase Rights
(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. XX Yes No
State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $176,681,821.75 as of January 31, 1996.
Note-If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections
12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No
(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,313,739 shares were outstanding as of January 31, 1996.
Documents incorporated by reference. List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended
December 24, 1980).
Portions of the annual shareholders' report for the year ended December 31, 1995, are incorporated by reference into Parts I and II.
Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference in
Part III.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. XX
Exhibit Index is located on page 77.

USBANCORP, INC.

FORM 10-K INDEX
PART I                                                          Page
Item 1.Business                                                   78
Item 2.Properties                                                 89
Item 3.Legal Proceedings                                          90
Item 4.Submission of Matters to a Vote of Security Holders        90
PART II
Item 5.Market for the Registrant's Common Stock and
Related Stockholder Matters                                       90
Item 6.Selected Consolidated Financial Data                       90
Item 7.Management's Discussion and Analysis of
Consolidated Financial Condition and Results of Operations        90
Item 8.Consolidated Financial Statements and
Supplementary Data                                                90
Item 9.Changes In and Disagreements With Accountants On
Accounting and Financial Disclosure                               90
PART III
Item 10.Directors and Executive Officers of the Registrant        91
Item 11.Executive Compensation                                    91
Item 12.Security Ownership of Certain Beneficial Owners
and Management                                                    91
Item 13.Certain Relationships and Related Transactions            91
PART IV
Item 14.Exhibits, Consolidated Financial Statement
Schedules, and Reports on Form 8-K                                91
Signatures                                                        94

USBANCORP, INC.

PART I
ITEM 1. BUSINESS
General
USBANCORP, Inc. (the "Company") is a registered bank holding company organized under the Pennsylvania
Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended (the
"BHCA.") The Company became a holding company upon acquiring all of the outstanding shares of United
States National Bank in Johnstown ("U.S. Bank") on
January 5, 1983. The Company also acquired all of the outstanding shares of Three Rivers Bank and Trust
Company ("Three Rivers Bank") in June 1984, McKeesport
National Bank ("McKeesport Bank") in December 1985
(which was subsequently merged into Three Rivers Bank), Community Bancorp, Inc. (whose sole direct subsidiary is Community Savings Bank) in March 1992, and Johnstown
Savings Bank ("JSB") in June 1994 (which was immediately merged into U.S. Bank). Immediately following the acquisition of JSB, U.S. Bank caused the intracompany transfer by Standard Mortgage Corporation of Georgia, a wholly-owned subsidiary of JSB, of all its assets, subject to all of its liabilities, to SMC
Acquisition Corporation, an indirect subsidiary of Community. SMC Acquisition Corporation was renamed
Standard Mortgage Corporation of Georgia and is a mortgage banking company organized under the laws of the State of Georgia that originates, sells, and services residential mortgage loans. In addition, the Company formed United Bancorp Life Insurance Company
("United Life") in October 1987 and USBANCORP Trust
Company (the "Trust Company") in October 1992. The
Company's principal activities consist of owning and operating its five wholly-owned subsidiary entities. At
December 31, 1995, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $1.89 billion, $1.18 billion and $150 million, respectively.
The Company and the subsidiary entities derive substantially all their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, credit policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning.
The Company, as a bank holding company, is regulated under the BHCA, and is supervised by the Board of Governors of the Federal Reserve System (the "Board.")
In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in such other activities as the Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
USBANCORP Banking Subsidiaries:
U.S. Bank
U.S. Bank is a national banking association organized under the laws of the United States. Through 21 locations in Cambria, Clearfield, Somerset, and Westmoreland Counties, Pennsylvania, U.S. Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time

USBANCORP, INC.

deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler's checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, personal and commercial property lease financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services; and (iii) credit card operations through MasterCard and VISA. U.S. Bank also operates 21 automated bank teller machines ("ATM") through its 24 Hour Banking Network which is linked with MAC, a regional ATM network and CIRRUS, a national
ATM network.
U.S. Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.
U.S. Bank's business is not seasonal nor does it have any risks attendant to foreign sources.
Since U.S. Bank is federally chartered, it is subject to primary supervision of the Office of the Comptroller of the Currency. U.S. Bank is also subject to the regulations of the Board of Governors of the Federal
Reserve Bank and the Federal Deposit Insurance
Corporation.
The following is a summary of key data (dollars in thousands) and ratios at December 31, 1995:

Headquarters                           Johnstown, PA
Chartered                              1933
Total Assets                           $1,102,586
(58.5% of the Company's total)
Total Investment Securities            $  565,518
(63.5% of Company's total)
Total Loans (net of unearned income)   $  443,196
(53.1% of the Company's total)
Total Deposits                         $  624,870
(53.0% of the Company's total)
1995 Net Income                        $    9,413
(59.6% of the Company's total)
Asset Leverage Ratio                         6.87%
1995 Return on Average Assets                0.87%
1995 Return on Average Equity               10.21%
Total Full-time Equivalent Employees          349
(47.0% of the Company's total)
Number of Offices                              21
(46.6% of the Company's total)

Three Rivers Bank
Three Rivers Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended (the
"Pennsylvania Banking Code.") Through 12 locations in
Allegheny and Washington Counties, Pennsylvania, Three
Rivers Bank conducts a general retail banking business consisting of granting commercial, consumer, construction, mortgage and student loans, and offering checking, interest bearing demand, savings and time deposit services. It also operates 12 ATMs that are

USBANCORP, INC.

affiliated with MAC, a regional ATM network, and Plus
System, a national ATM network. Three Rivers Bank also offers wholesale banking services to other banks, merchants, governmental units, and other large commercial accounts. Such services include balancing services, lock box accounts, and providing coin and currency. Three Rivers Bank has an arrangement with Statewide Security Transport, Inc. (which conducts business under the name of Landmark Security Transport) pursuant to which it also provides cash collection and deposit services to its customers.
Three Rivers Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business.
In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.
 Three Rivers Bank's business is not seasonal nor does it have any risks attendant to foreign sources.
As a state chartered, federally-insured bank and trust company which is not a member of the Federal Reserve
System, Three Rivers Bank is subject to supervision and regular examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.
Various federal and state laws and regulations govern many aspects of its banking operations.
The following is a summary of key data (dollars in thousands) and ratios at December 31, 1995:

Headquarters                               McKeesport, PA
Chartered                                  1965
Total Assets                               $407,689
(21.6% of the Company's total)
Total Investment Securities                $198,403
(22.3% of Company's total)
Total Loans (net of unearned income)       $179,864
(21.6% of the Company's total)
Total Deposits                             $298,759
(25.4% of the Company's total)
1995 Net Income                            $  4,981
(31.5% of the Company's total)
Asset Leverage Ratio                           6.62%
1995 Return on Average Assets                  1.35%
1995 Return on Average Equity                 19.39%
Total Full-time Equivalent Employees            197
(26.5% of the Company's total)
Number of Offices                                12
(26.7% of the Company's total)

Community
In March 1992, USBANCORP acquired Community Bancorp,
Inc., which subsequently became a bank holding company regulated under the BHCA and supervised by the Federal
Reserve Board, and its sole direct subsidiary, Community Savings Bank ("Community.")
Community is a state savings bank chartered under the Pennsylvania Banking Code. Community currently conducts its banking operation through 12 locations in Allegheny, Washington, and Westmoreland counties,
Pennsylvania. Traditionally, Community originated and held fixed-rate residential mortgage loans that were funded primarily by certificates of deposit and offered a few fee-based services. Under the direction of personnel transferred to Community from U.S. Bank and

USBANCORP, INC.

Three Rivers Bank, Community expanded its product offerings through the introduction of commercial lending and expanded consumer lending and deposit gathering in order to position itself as a full-service community bank.
As part of the Community acquisition, USBANCORP acquired Community's direct subsidiaries: Community
First Capital Corporation (a special purpose finance subsidiary), Community First Financial Corporation (a subsidiary engaged in real estate joint ventures with assets totalling $1.3 million), and Frontier Consumer
Discount Company (Frontier Consumer Discount Company was subsequently sold in March 1995). Additionally, as part of the JSB acquisition on June 30, 1994, Standard
Mortgage Corporation became a direct subsidiary of Community as a result of the intra-company purchase of all its assets, subject to all its liabilities.
Standard Mortgage Corporation is a mortgage banking company that originates, sells, and services residential mortgage loans. In accordance with Federal
Reserve policy, USBANCORP has committed to divest its equity investment in Community First Financial
Corporation by March 22, 1996, or such longer period as the Federal Reserve Board may approve.
Community's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio contains a high portion of residential mortgage and consumer loans that have less credit risk associated with them. The loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.
Community's business is not seasonal nor does it have any risks attendant to foreign sources.
As a Pennsylvania-chartered, federally-insured savings bank that is not a member of the Federal Reserve
System, Community Savings Bank is subject to supervision and regular examination by the Pennsylvania
Department of Banking and the FDIC. Various federal and state laws and regulations also govern many aspects of its banking and bank-related operations.
The following is a summary of key data (dollars in thousands) and ratios at December 31, 1995:

Headquarters                               Monroeville, PA
Chartered                                  1890
Total Assets                               $370,363
(19.6% of the Company's total)
Total Investment Securities                $124,313
(14.0% of Company's total)
Total Loans (net of unearned income)       $211,374
(25.3% of the Company's total)
Total Deposits                             $254,229
(21.6% of the Company's total)
1995 Net Income                            $  2,558
(16.2% of the Company's total)
Asset Leverage Ratio                           7.11%
1995 Return on Average Assets                  0.67%
1995 Return on Average Equity                 10.14%
Total Full-time Equivalent Employees            149
(20.1% of the Company's total)
Number of Offices                                12
(26.7% of the Company's total)

USBANCORP, INC.


USBANCORP Non-Banking Subsidiaries:
United Life
United Life is a captive insurance company organized
under the laws of the State of Arizona. United Life
engages in underwriting as reinsurer of credit life and
disability insurance within the Company's six county
market area. Operations of United Life are conducted in
each office of the Company's banking subsidiaries.
United Life is subject to supervision and regulation by
the Arizona Department of Insurance, the Insurance
Department of the Commonwealth of Pennsylvania, and the
Board of Governors of the Federal Reserve Bank. At
December 31, 1995, United Life had total assets of $1.5
million and total shareholder's equity of $809,000.
USBANCORP Trust Company
USBANCORP Trust Company is a trust company organized
under Pennsylvania law in October 1992. USBANCORP Trust
Company was formed to consolidate the trust functions
of U.S. Bank and Three Rivers Bank and to increase
market presence. As a result of this formation, the
Trust Company now offers a complete range of trust
services through each of the Company's subsidiary
banks. At December 31, 1995, USBANCORP Trust Company
had $1.04 billion in assets under management which
included both discretionary and non-discretionary
assets.
Executive Officers
Information relative to current executive officers of
the Company or its subsidiaries is listed in the
following table:
Name                   Age                Office with USBANCORP, Inc.
                                          and/or Subsidiary

Terry K. Dunkle        54                 Chairman, President &
                                          Chief Executive Officer of
                                          USBANCORP, Inc., and
                                          Chairman of U.S. Bank,
                                          Three Rivers Bank, Community
                                          Bancorp, Inc., and
                                          USBANCORP Trust Company

Orlando B. Hanselman   36                 Executive Vice President, and
                                          Chief Financial Officer
                                          of USBANCORP, Inc., and
                                          President & Chief
                                          Executive Officer of U.S. Bank.

W. Harrison Vail       55                 President & Chief Executive
                                          Officer of Three Rivers
                                          Bank, and President &
                                          Chief Executive Officer of
                                          Community Bancorp, Inc., and
                                          Community Savings Bank

Louis Cynkar           51                 Executive Vice President and
                                          Corporate Senior
                                          Commercial Loan Officer,
                                          USBANCORP, Inc.

Ronald W. Virag, CFTA  50                 President & Chief Executive
                                          Officer, USBANCORP Trust
                                          Company

Kevin J. O'Neil        58                 President & Chief Executive
                                          Officer, Standard Mortgage
                                          Corporation of Georgia

Mr. Dunkle succeeded Clifford A. Barton in February
1994, as Chairman, President and Chief Executive
Officer of USBANCORP. In April 1988, Mr. Dunkle was appointed as President and Chief Executive Officer of U.S. Bank and Executive Vice President and Secretary of
USBANCORP. Mr. Dunkle served the five previous years as Executive Vice President of Commonwealth National Bank in Harrisburg, Pennsylvania. Mr. Hanselman joined U.S.
Bank in January 1987 as Vice President and Chief
Financial Officer and was appointed Executive Vice
President in February 1994. In May 1995, Mr. Hanselman was awarded the expanded responsibility of President and Chief Executive Officer of U.S. Bank. Mr. Vail has been President and Chief Executive Officer of Three
Rivers Bank since January 1985. In May 1995, he was awarded the additional responsibility of President and Chief Executive Officer of Community Savings Bank. He joined Three Rivers Bank as President on August 1,
1984. Mr. Cynkar joined U. S. Bank in 1986 as Senior
Vice President, commercial lending. He received his present title in May 1995. Mr. Virag was appointed as President and Chief Executive Officer of

USBANCORP, INC.

USBANCORP Trust Company in November 1994. Prior to joining the Trust Company, Mr. Virag served as Senior
Vice President and head of the trust group for Bank One in Charleston, West Virginia. Mr. O'Neil is President and Chief Executive Officer of Standard Mortgage
Corporation of Georgia, a wholly-owned mortgage banking subsidiary of Community Savings Bank. Mr. O'Neil joined the Company through the acquisition of JSB, and has 26 years of mortgage banking experience.
Monetary Policies
Commercial banks are affected by policies of various regulatory authorities including the Federal Reserve
System. An important function of the Federal Reserve
System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Board of Governors are: open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rate charges on loans or interest paid for deposits. The monetary policies of the Board of Governors have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and the money markets (as well as the effect of actions by monetary and fiscal authorities including the Board of Governors), no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or as to the impact of such changes on the business and earnings of the Company and its subsidiary entities.
Competition
The subsidiary entities face strong competition from other commercial banks, savings banks, savings and loan associations, and several other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions, such as Mellon Bank Corporation and PNC
Financial Corporation, which are substantially larger and have greater financial resources than the subsidiary entities.
As the financial services industry continues to consolidate, the scope of potential competition affecting the subsidiary entities will also increase.
For most of the services that the subsidiary entities perform, there is also competition from credit unions and issuers of commercial paper and money market funds.
Such institutions, as well as brokerage houses, consumer finance companies, factors, insurance companies, and pension trusts, are important competitors for various types of financial services. In addition, personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals.
Market Area
The Company, headquartered in Johnstown, Pennsylvania, operates through 45 branch offices in six southwestern
Pennsylvania counties with a combined population of approximately 2.2 million: Allegheny, Cambria,
Clearfield, Somerset, Washington, and Westmoreland. The
Company's largest subsidiary, U.S. Bank has 21 offices and a $1.1 billion asset presence primarily in the Greater Johnstown marketplace. Community Bank and Three
Rivers Bank have a combined 24 offices and a $778 million asset presence in the western region, largely comprised of the suburban Pittsburgh marketplace.

USBANCORP, INC.

The national economic forecasts for 1996 point to growth within the two to three percent range. None of the major economic forces (government, business, or consumer) appear to have sufficient strength to push the Gross Domestic Product upward much beyond three percent. The Pennsylvania economy tends to parallel the national economy, but at a slower pace. The seasonally adjusted unemployment rate for December 1995 increased to 6.3%, compared with the seasonally adjusted December
1994 unemployment rate of 5.9% The forecast for 1996 is minimal growth.
The Greater Johnstown economy generally trails
Pennsylvania and the nation; however, the seasonally adjusted unemployment rate for December 1995 increased to 9.5% compared with 8.5% for December 1994. Recent economic activity in the Johnstown region includes:
The proposed merger of two Johnstown hospitals, Conemaugh Hospital and Good Samaritan, should pave the way for more advanced medical programs and extended community service projects. The area could save $30 million in medical costs over the next five years through the elimination of duplicate services, streamlined operations, and other money saving factors.
Between 180 and 200 people will be working for BRW
Steel Corp. in Cambria County when steel-making begins in March with the aid of a continuous caster.
Fifty-nine people currently are on the job at BRW facilities in Johnstown and Franklin Borough.
GTE Telephone Operations is cutting 52 jobs in its Southwest District-which consists primarily of Cambria and Somerset counties-as part of a three-year corporate reduction.
Johnstown Area Regional Industries is looking to expand its small-business incubator as part of a $1.3 million fund drive.
Seven Springs Mountain Resort has unveiled a $15 million expansion plan to attract and accommodate more skiers, add dining facilities and improve lifts and trails.
The area around the Johnstown Galleria continues to grow. A Staples office-supply superstore and Toys "R"
Us have opened and Lowe's Home Center plans to build a store on one of the outparcels.
Officials of the Cambria County War Memorial have plans for a $16-$19 million project that would turn the facility into a three-story mini-convention center with a 500 seat dining area and up to 11,000 permanent seats.
As evidenced by the above, Greater Johnstown continues to shift from an over-reliance on heavy industry to a more diversified economy including more light manufacturing and service related businesses. This diversification of the local economy is further exemplified by the nature of the ten largest non-government employers in the region which include:
three hospitals; a state-wide electric utility; a regional food retailer; a steel manufacturer; a ladies apparel manufacturer; a national life insurance company; and a long distance trucking company.
The Greater Pittsburgh region, where Three Rivers Bank and Community operate, correlates closely with the national economy. The Company expects Pittsburgh to follow the national economy in a slow expansion over the next 12 months. Recent economic activity in the Pittsburgh region includes:
Mirror Systems, Inc. was granted a three-year, $30 million exclusive distribution agreement with
Freightliner Corporation. Company officials said the agreement is expected to generate 175 jobs. Mirror
Systems has developed a liquid crystal mirror and display device for the transportation industry.

USBANCORP, INC.

Westinghouse Electric Corporation eliminated 225 jobs in Pittsburgh as part of a restructuring. The restructuring cut 110 jobs at its Downtown headquarters and 115 jobs at the company's Science, Technology and Quality organization in Churchill.
Cleveland based National City Corporation will acquire
Integra Financial Corp. for $2.1 billion. This could result in the loss of about 1,000 Integra "back office" jobs, and the closing of some of Integra's 260 branches.
Sony Chemical Corporation of America, a maker of thermal transfer ribbon used in printing bar code labels, has moved its headquarters from Chicago to Pittsburgh. While the chemical division is small compared to the Japanese giant's local television manufacturing operation, the move is expected to create about 100 jobs.
A proposed $35 million distribution hub could further boost Roadway Package System Inc.'s role in the soaring airport-area economy. RPS, the nation's second-largest ground and second-day air shippers of business-to-business packages, is finishing plans to build an automated distribution hub in Moon Township.
The Pittsburgh economy is generally well diversified as exemplified by the ten largest non-government employers in the region which include: USAir; the University of Pittsburgh; Westinghouse; two money center banks; two steel and related resources companies; and a multi-state retailer.
The Company believes that the state and regional economies will continue this diversification throughout
1996 and remain in a slow positive expansion period.
Consequently, the Company's marketplace should continue to display modest growth.
Employees
The Company employed approximately 805 persons as of December 31, 1995, in full- and part-time positions.
Approximately 261 non-supervisory employees of U.S.
Bank are represented by a union. U.S. Bank and such employees are parties to a labor contract pursuant to which employees have agreed not to engage in any work stoppage during the term of the contract which will expire on October 15, 1999. U.S. Bank has not experienced a work stoppage since 1979. The Company successfully negotiated a four-year collective bargaining agreement with the local union which took effect October 16, 1995, see Other Matters-Collective
Bargaining Agreement in the M.D.&A. for a complete discussion on that contract.
Commitments and Lines of Credit
The Company's banking subsidiaries are obligated under commercial, standby, and trade-related irrevocable letters of credit aggregating $5.5 million at December
31, 1995. In addition, the subsidiary banks have issued lines of credit to customers generally for periods of up to one year. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 1995, the Company's banking subsidiaries had unused loan commitments of approximately $169.9 million.
Statistical Disclosures for Bank Holding Companies
Certain information regarding statistical disclosure for bank holding companies pursuant to Guide 3 is provided in the 1995 Annual Report to Shareholders and such pages are incorporated herein by reference. The remaining Guide 3 information is included in this Form
10-K as listed below: I.
Distribution of Assets, Liabilities, and Stockholders'
Equity; Interest Rates
and Interest Differential Information.
This section is presented on pages 56, 57, 70, 71, and 72.

USBANCORP, INC.

II.
Investment Portfolio
Information required by this section is presented on pages 26, 27, 28, 86, and 87.
III.
Loan Portfolio
Information required by this section appears on pages
29, 30, 87, 88, and 89.
IV.
Summary of Loan Loss Experience
Information required by this section is presented on pages 29, 58, 59, 60, 61, 62, and 63.
V.
Deposits
Information required by this section follows on pages
31 and 89.
VI.
Return on Equity and Assets
Information required by this section is presented on page 47.
VII.
Short-Term Borrowings
Information required by this section is presented on page 31.
Investment Portfolio
Effective January 1, 1994, the Company adopted
Statement of Financial Accounting Standards ("SFAS")
115, "Accounting for Certain Investments in Debt and
Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair value. At
December 31, 1995, approximately 52% of the portfolio was categorized as held to maturity and 48% as available for sale. Prior to the adoption of SFAS 115, the entire securities portfolio was classified as available for sale and carried at the lower of amortized cost or market value.
The following table sets forth the book and market value of USBANCORP's investment portfolio as of the periods indicated:

Investment Securities
Available for Sale at December 31            1995        1994      1993
                                                   (In thousands)
Book Value:
U.S. Treasury                                $ 22,431    $ 23,411  $ 13,333
U.S. Agency                                    12,408      31,372    72,648
State and municipal                            58,698       1,479    44,547
Mortgage-backed securities                    296,669     175,215   251,631
Other securities                               30,869      37,087    46,553
Total book value of investment securities
available for sale                           $421,075    $268,564  $428,712
Total market value of investment securities
available for sale                           $427,112    $259,462  $432,315
Investment Securities
Held to Maturity at December 31              1995        1994      1993
                                                   (In thousands)
Book Value:
U.S. Treasury                                $    796    $    398  $   -
U.S. Agency                                    31,512      35,879      -
State and municipal                            97,900     125,489      -
Mortgage-backed securities                    330,312     360,146      -
Other securities                                3,431       2,726      -
Total book value of investment securities
held to maturity                             $463,951    $524,638  $   -
Total market value of investment
securities held to maturity                  $471,191    $501,485  $   -

USBANCORP, INC.

The total securities portfolio increased by approximately $107 million between December 31, 1994, and December 31, 1995. This growth resulted from increased balance sheet leveraging in an effort to improve return on equity performance. The securities portfolio growth occurred primarily in adjustable-rate mortgage-backed securities and municipal securities.
Adjustable-rate securities were purchased to increase the repricing sensitivity of the Company's earning assets as part of ongoing asset/liability management strategies. The increased purchase of municipal securities was a key factor contributing to the drop in the Company's effective tax rate from 34.4% in 1994 to 27.7% in 1995.
The $355.4 million increase in 1994 can be attributed to the following: $190.1 million securities acquired through the acquisition of JSB, and a $122 million increase due primarily to increased leveraging of the Company's balance sheet through the utilization of funding sources from the Federal Home Loan Bank.
Subsequent to the JSB acquisition, the Company elected to sell approximately 90% of JSB's securities portfolio
(see further discussion under JSB Acquisition on page
54). Within the portfolio, the Company placed an emphasis on the purchase of mortgage-backed securities, which provide a more predictable cash flow stream than CMO's, and municipal securities in an effort to generate increased tax-free earnings.
At December 31, 1995, investment securities having a book value of $234.4million were pledged as collateral for public funds and other purposes as required by law.
The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S.
Treasury and U.S. Agencies, that exceeded 10% of shareholders' equity at December 31, 1995.
Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain minor exceptions, prohibits the purchase of any investment security below a Moody's Investor Service or Standard & Poor's rating of "A." At December 31, 1995,
97.5% of the portfolio was rated "AAA" and 97.9% was rated at least "AA" as compared to 96.1% and 97.0%, respectively, at December 31, 1994. Only 1.2% was rated below "A" or unrated at December 31, 1995.
Loan Portfolio
The following table sets forth the Company's loans by major category as of the dates set forth below:

At December 31                  1995      1994      1993      1992      1991
                                              (In thousands)
Commercial                      $103,546  $116,702  $ 99,321  $ 76,667  $122,974
Commercial loans secured
by real estate                   179,793   168,238   126,044   125,846   <F2>
Real estate-mortgage<F1>         414,967   407,177   338,778   298,963   163,985
Consumer                         133,820   161,642   167,883   158,342   159,586
Loans                            832,126   853,759   732,026   659,818   446,545
Less: Unearned income              2,716     3,832     5,894    10,903    16,394
Loans, net of unearned income   $829,410  $849,927  $726,132  $648,915  $430,151

<F1>At December 31, 1995, and 1994, real
estate-construction loans constituted 2.8% and 2.3% of the Company's total loans, net of unearned income, respectively.
<F2>The historical information for this category was not
available.

Total loans, net of unearned income, declined by $20.5 million or 2.4% between December 31, 1994, and December
31, 1995. Total real estate mortgage loans increased by $7.8 million or 1.9% due to the generation of $44.5 million of adjustable rate mortgage loans in the suburban Atlanta, Georgia market by SMC. These new adjustable-rate mortgage loans more than offset $34 million of fixed-rate mortgage loans sold in the first quarter of 1995 as part of a balance sheet repositioning strategy. Total commercial loans decreased by $13.2 million due to the maturity of $20 million of commercial loan

USBANCORP, INC.

tax anticipation notes which were not replaced.
Consumer loans dropped by $27.8 million or 17.2% due to the continued net loan run-off experienced in the indirect auto loan portfolio and a $5 million reduction resulting from the disposition of a business line.
Total commercial mortgage loans grew by $11.6 million or 6.9% due primarily to a refocused emphasis on small business commercial lending (loans less than $250,000).
During the last six months of 1995, the Company's newly formed small business loan center approved 219 applications for $14 million and closed 133 loans for $8.5 million with an average approval time of 48 hours.
The Company will continue to aggressively focus on this market segment in 1996 in an effort to continue the loan growth momentum that was established in the second half of 1995.
Excluding $125.6 million of loans acquired with the JSB acquisition and $17 million of student loans sold, total loans and loans held for sale increased by $32.2 million or 4.4% between December 31, 1993, and December
31, 1994. This growth occurred primarily in the second and third quarters of 1994 and reflects the economic stability and diversification of both regions of the Company's marketplace-Greater Johnstown and suburban
Pittsburgh. The majority of the loan growth occurred in the commercial loan portfolio which grew by $11.5 million or 11.6%. The Company experienced increased demand for both taxable and tax-free commercial loans in 1994. Total real estate loans (including home equity products) also grew modestly by 3.7% during 1994 despite the Company's practice of selling all newly originated 30 year fixed-rate mortgage loans amounting to approximately $60 million in 1994. This commercial and mortgage loan growth more than offset reduced consumer loan balances caused largely by the sale of the Company's $17 million student loan portfolio late in the second quarter of 1994. Management elected to divest of this line of business since future profitability will be adversely impacted by scheduled changes in regulations and servicing requirements.
Consumer loan balances have also been negatively impacted by intense competitive pressures in the indirect auto loan business segment.
The amount of loans outstanding by category as of December 31, 1995, which are due in (i) one year or less, (ii) more than one year through five years, and(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                More Than
                                                One Year
                                  One Year      Through      Over         Total
                                  or Less       Five Years   Five Years   Loans
                                                 (Dollars in thousands)
Commercial                        $28,991       $ 42,585     $ 31,970     $103,546
Commercial loans
secured by real estate             20,311         73,651       85,831      179,793
Real estate-mortgage               33,387         51,212      330,368      414,967
Consumer                           15,743         97,806       20,271      133,820
Total                             $98,432       $265,254     $468,440     $832,126
Loans with fixed-rate             $31,213       $193,388     $315,583     $540,184
Loans with floating-rate           67,219         71,866      152,857      291,942
Total                             $98,432       $265,254     $468,440     $832,126
Percent composition of maturity      11.8%          31.9%        56.3%       100.0%
Fixed-rate loans as a percentage
of total loans                                                                64.9%
Floating-rate loans as a
percentage of total loans                                                     35.1%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

USBANCORP, INC.

At December 31, 1995, 64.9% of total loans were fixed-rate compared to 73.1% at December 31, 1994. This reduced dependence on fixed-rate loans reflects the success of several strategies executed during 1995 which included: the generation of $44.5 million of adjustable-rate mortgage loans in the suburban Atlanta, Georgia market and the ongoing sale of 30 year fixed-rate residential mortgage loans. As a result of these strategies, the percentage of the loan portfolio classified as floating rate grew to 35.1% at December
31, 1995. For additional information regarding interest rate sensitivity, see "Management's Discussion and Analysis of Consolidated Financial Condition and
Results of Operations-Interest Rate Sensitivity."
Deposits
The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three calendar years:

At December 31                      1995               1994              1993
                              Amount      Rate    Amount      Rate   Amount      Rate
                                             (In thousands, except rates)
Demand-non-interest bearing   $  136,543    -%    $  138,428    -%   $  122,699    -%
Demand-interest bearing           91,596  1.37       106,665  1.55       99,090  2.05
Savings                          229,423  1.88       248,265  1.94      231,025  2.40
Other time                       742,133  5.37       632,040  4.40      574,182  4.36
Total deposits                $1,199,695  4.27%   $1,125,398  3.47%  $1,026,996  3.61%

The Company's deposits decreased $18.4 million or 1.5% since December 31, 1994. The decline in deposits can be attributed to management's application of the previously discussed pricing philosophy which emphasizes profitable net interest margin management rather than increased deposit size. The Company's deposit mix changes reflect a customer preference for certificates of deposit, rather than lower cost NOW and savings accounts in 1995.
The following table indicates the maturities and amounts of certificates of deposit issued in denominations of $100,000 or more as of December 31, 1995:

Maturing in:
(In thousands)
Three months or less                           $19,717
Over three through six months                    5,962
Over six through twelve months                   1,980
Over twelve months                              15,127
Total                                          $42,786

ITEM 2. PROPERTIES
The principal offices of the Company and U.S. Bank occupy a five-story building at the corner of Main and Franklin Streets in Johnstown plus several floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 34 other locations which are owned in fee. Fifteen additional locations are leased with terms expiring from November
1, 1996, to December 31, 2005.

USBANCORP, INC.

ITEM 3. LEGAL PROCEEDINGS
The Company is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of both management and legal counsel, there is no present basis to conclude that the resolution of these claims will have a material adverse effect on the Company's consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
No matter was submitted by the Company to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED STOCKHOLDER MATTERS
Information relating to the Company's Common Stock is presented on pages 37 and 46. As of January 31, 1996, the Company had 6,212 shareholders of its Common Stock.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
Information required by this section is presented on page 47.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Information required by this section is presented on pages 49 to 74.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA
Information required by this section is presented on pages 17 to 42.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable for the years presented.

USBANCORP, INC.

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

PART IV
ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K
Consolidated Financial Statements Filed:
The consolidated financial statements listed below are from the 1995 Annual Report to Shareholders and Part
II-Item 8. Page references are to said Annual Report.
Consolidated Financial Statements:
USBANCORP, Inc. and Subsidiaries
Consolidated Balance Sheet, 17
Consolidated Statement of Income, 18
Consolidated Statement of Changes in Stockholders'
Equity, 19
Consolidated Statement of Cash Flows, 20
Notes to Consolidated Financial Statements, 23
Statement of Management Responsibility, 43
Report of Independent Public Accountants, 44
Consolidated Financial Statement Schedules:
These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.
Reports on Form 8-K:
Current Report on Form 8-K dated October 26, 1995.
USBANCORP, Inc. announced on October 17, 1995, that its wholly-owned subsidiary, U.S. Bank in Johnstown, has reached a new four year collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC,
Local Union 8204.

USBANCORP, INC.

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

10.2      Agreement, dated June 22, 1994,
          between USBANCORP, Inc.
          and Terry K. Dunkle.                  Exhibit 10.2 to 1994
                                                Form 10-K
                                                Filed March 22, 1995

10.3      Agreement, dated October 25, 1994,
          between USBANCORP,
          Inc. and W. Harrison Vail.            Exhibit 10.3 to 1994
                                                Form 10-K
                                                Filed March 22, 1995

10.4      Agreement, dated October 25, 1994,
          between USBANCORP,
          Inc. and Louis Cynkar.                Exhibit 10.4 to 1994
                                                Form 10-K
                                                Filed March 22, 1995

10.5      Agreement, dated October 25, 1994,
          between USBANCORP,
          Inc. and Dennis J. Fantaski.          Exhibit 10.5 to 1994
                                                Form 10-K
                                                Filed March 22, 1995

10.6      Loan Agreement, dated March 26, 1992,
          between USBANCORP, Inc. and
          Pittsburgh National Bank.             Exhibit 10.6 to Form S-2
                                                File No. 33-56684

10.7      Agreement, dated October 25, 1994,
          between USBANCORP,
          Inc. and Orlando B. Hanselman.        Exhibit 10.7 to 1994
                                                Form 10-K
                                                Filed March 22, 1995

10.8      1991 Stock Option Plan, dated
          August 23, 1991, as amended and
          restated on February 24, 1995.        Exhibit 10.8 to 1994
                                                Form 10-K
                                                Filed March 22, 1995

10.9      Agreement, dated December 1, 1994,
          between USBANCORP,
          Inc. and Ronald W. Virag.             Exhibit 10.9 to 1994
                                                Form 10-K
                                                Filed March 22, 1995

10.10     Agreement, dated July 15, 1994,
          between USBANCORP, Inc.
          and Kevin J. O'Neil.                  Exhibit 10.10 to 1994
                                                Form 10-K
                                                Filed March 22, 1995

10.11     Collective Bargaining Agreement,
          dated October 16, 1995, between
          United States National Bank in
          Johnstown and Steel Workers of
          America, AFL-CIO-CLC Local
          Union 8204.                           Exhibit 10.1 to Form 8-K/A
                                                Dated March 1, 1996

13        1995 Annual Report to Shareholders.   Page 1

22        Subsidiaries of the Registrant.       Below

24.1      Consent of Arthur Andersen LLP.

USBANCORP, INC.

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

USBANCORP, INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                       USBANCORP, Inc.
                                                       (Registrant)

Date: February 23, 1996                              By:/s/Terry K. Dunkle
                                                           TERRY K. DUNKLE
                                                       Chairman, President
                                                  and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 1996:

/s/Terry K. Dunkle
TERRY K. DUNKLE
Chairman, President
and Chief Executive Officer; Director

/s/Orlando B. Hanselman
ORLANDO B. HANSELMAN
Executive Vice President, Chief Financial Officer
Officer

/s/Jerome M. Adams
JEROME M. ADAMS, Director

/s/Robert A. Allen
ROBERT A. ALLEN, Director

/s/Clifford A. Barton
CLIFFORD A. BARTON, Director

/s/Michael F. Butler
MICHAEL F. BUTLER, Director

/s/Louis Cynkar
LOUIS CYNKAR, Director

/s/James C. Dewar
JAMES C. DEWAR, Director

/s/James M. Edwards, Sr.
JAMES M. EDWARDS, SR., Director

/s/Richard W. Kappel
RICHARD W. KAPPEL, Director

JOHN H. KUNKLE, JR., Director

/s/James F. O'Malley
JAMES F. O'MALLEY, Director

/s/Frank J. Pasquerilla
FRANK J. PASQUERILLA, Director

/s/Jack Sevy
JACK SEVY, Director

/s/Thomas C. Slater
THOMAS C. SLATER, Director

/s/James C. Spangler
JAMES C. SPANGLER, Director

/s/W. Harrison Vail
W. HARRISON VAIL, Director

/s/Robert L. Wise
ROBERT L. WISE, Director

USBANCORP, INC.
1995
DIRECTORS, GENERAL OFFICERS,
and ADVISORY BOARD
COMMUNITY OFFICES
SHAREHOLDER INFORMATION

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

Louis Cynkar
Executive Vice President &
Corporate Senior Commercial
Loan Officer, USBANCORP, Inc.

James C. Dewar
President & Owner,
Jim Dewar Oldsmobile, Inc.

Terry K. Dunkle
Chairman, President & CEO,
USBANCORP, Inc., and
Chairman of the Board of
United States National Bank,
Three Rivers Bank
& Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

James M. Edwards, Sr.
President & CEO,
WJAC, Inc.

Richard W. Kappel
CEO, Secretary & Treasurer,
Wm. J. Kappel Wholesale Co.

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

Frank J. Pasquerilla
Chairman of the Board
& CEO, Crown American
Realty Trust

Jack Sevy
Retired; Former Owner
& Operator,
New Stanton West
Auto/Truck Plaza

Thomas C. Slater
Owner, President &
Director,
Slater Laboratories, Inc.
Clinical Laboratory

James C. Spangler
Retired; Former Owner,
Somerset Auction and
Transfer, Inc.

W. Harrison Vail
President & CEO,
Three Rivers Bank &
Trust Company, Community
Bancorp, Inc., and Community
Savings Bank

Robert L. Wise
President,
GPU Generation Corporation

General Officers

Terry K. Dunkle
Chairman, President
& Chief Executive Officer

Orlando B. Hanselman
Executive Vice President &
Chief Financial Officer

Louis Cynkar
Executive Vice President &
Corporate Senior Commercial
Loan Officer

Gary M. McKeown
Senior Vice President, Manager of
Credit Policy and Administration
& Assistant Secretary

Ray M. Fisher
Vice President &
Chief Investment Officer

John H. Follansbee, III
Vice President, Compliance

Dan L. Hummel
Vice President &
Marketing Director

John J. Legath
Vice President, Community
Reinvestment Administration

Leslie N. Morgenstern
Vice President & Manager,
Loan Review

Jeffrey A. Stopko, CPA
Vice President,
Chief Accounting Officer
& Manager of Corporate
Services

John Suierveld, Jr.
Vice President &
Chief Auditor

James E. Vennebush
Vice President &
Manager, General Services

Betty L. Jakell
Secretary

USBANCORP, INC.

U.S. BANK
Board of Directors

Robert A. Allen
Retired; Former President,
Sani-Dairy

Clifford A. Barton
Retired; Former Chairman, President
& CEO, USBANCORP, Inc., and
Chairman of the Board of
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

Michael F. Butler
Business Consultant &
Attorney-at-Law

William F. Casey
CEO, Conemaugh
Health Systems, Inc.

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

James M. Edwards, Sr.
President & CEO,
WJAC, Inc.

Orlando B. Hanselman
President & CEO,
United States National Bank
and Executive Vice President
& Chief Financial Officer,
USBANCORP, Inc.

Kim W. Kunkle
President & CEO,
Laurel Holding Company

James F. O'Malley
Senior Lawyer,
Yost & O'Malley,
Attorneys-at-Law

Rev. Christian R. Oravec
President,
St. Francis College

Frank J. Pasquerilla
Chairman of the Board
& CEO, Crown American
Realty Trust

Howard M. Picking, III
President,
Miller-Picking Corporation

Fred R. Shaffer
Senior Pharmacist/Director,
Findley's Pharmacy, Inc.

Thomas C. Slater
Owner, President &
Director,
Slater Laboratories, Inc.
Clinical Laboratory

James C. Spangler
Retired; Former Owner,
Somerset Auction and
Transfer, Inc.

Robert L. Wise
President,
GPU Generation Corporation

General Officers

Terry K. Dunkle
Chairman of the Board

Orlando B. Hanselman
President &
Chief Executive Officer

Leo J. Fronczek
Senior Vice President,
Management Information
Systems & Security Officer

Robert S. Berezansky
Vice President,
Commercial Lending

James S. Bubenko
Vice President & Manager
of Retail Credit Operations

Wayne A. Kessler
Vice President,
Community Banking

Michael F. Komara
Vice President,
Human Resources

Frank A. Krall
Vice President,
Mortgage Lending

Timothy D. McDonald
Vice President,
Community Banking

Kermit L. Miller
Vice President &
Branch Manager

Victor L. Tatum
Vice President &
Commercial Equipment
Leasing Manager

Directors Emeriti
John N. Crichton
Owen D. Griffith
John L. Williams
Advisory Board
Orlando B. Hanselman, Chairman
Dr. Frank H. Blackington, III
Robert A. Cameron
Edward J. Cernic
Teresa T. Chianese
David N. Crichton
Max J. Critchfield
John M. Kriak
Frank J. Kuzemchak
Joseph E. Lacue
David J. Rizzo
Carl R. Sax
Fred R. Shaffer
Marlin C. Sherbine
James C. Spangler
Joseph E. Stevens, Sr.
John B. Stockton
Harvey Supowitz

USBANCORP, INC.

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

Mary Pat Soltis
Vice President,
Sales & Business Development

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

Marylouise Fennell, RSM, Ed.D.
Senior Consultant,
Counsel of Independent Colleges

James R. Ferry
President,
Ferry Electric Company
Electrical Contractor

Richard W. Kappel
CEO, Secretary & Treasurer,
Wm. J. Kappel Wholesale Co.

John H. Kunkle, Jr.
Retired; Former Vice-Chairman
& Director, Commonwealth Land
Title Insurance Co.

Thomas J. McCaffrey
Grubb & Ellis Company

William C. McNary
Retired; Financial Consultant,
CIGNA Individual
Financial Services Co.

Edward W. Seifert
Attorney-at-Law, Partner,
Reed, Smith, Shaw & McClay

W. Harrison Vail
President & CEO,
Community Bancorp, Inc.
and Community Savings Bank

General Officers

Terry K. Dunkle
Chairman of the Board

W. Harrison Vail
President &
Chief Executive Officer

Thomas J. Chunchick
Senior Vice President,
Compliance Officer,
CRA Officer & Secretary

Richard L. Barron
Vice President,
Human Resources

Fred Geisler
Vice President,
Mortgage Lending

Delbert O. Hague
Vice President,
Residential Lending

USBANCORP, INC.

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

Louis Cynkar
Executive Vice President
& Corporate Senior Commercial
Loan Officer, USBANCORP, Inc.

Terry K. Dunkle
Chairman, President & CEO,
USBANCORP, Inc., and
Chairman of the Board of
United States National Bank,
Three Rivers Bank &
Trust Company,
Community Bancorp, Inc., and
USBANCORP Trust Company

William M. George
President, PA AFL-CIO

Orlando B. Hanselman
Executive Vice President & CFO
USBANCORP, Inc. and President &
CEO, United States National Bank

Richard W. Kappel
CEO, Secretary & Treasurer,
Wm. J. Kappel Wholesale Co.

John H. Kunkle, Jr.
Retired; Former Vice Chairman
& Director, Commonwealth Land
Title Insurance Co.

Kim W. Kunkle
President & CEO,
Laurel Holding Company

Rev. Christian R. Oravec
President, St. Francis College

W. Harrison Vail
President & CEO,
Three Rivers Bank
& Trust Company, Community
Bancorp, Inc. and Community
Savings Bank

Ronald W. Virag, CTFA
President & CEO,
USBANCORP Trust Company

Robert L. Wise
President,
GPU Generation Corporation

General Officers

Terry K. Dunkle
Chairman of the Board

Ronald W. Virag, CTFA
President &
Chief Executive Officer

Jeffrey A. Stopko, CPA
Treasurer

David L. Mordan, CPA
Senior Vice President &
Manager of Institutional
Trust Services

Gerald R. Baxter, CPA, CTFA
Vice President &
Trust Officer

Richard F. Chimalewski
Vice Presdient & Trust
Business Development Officer

Judith A. Duchene
Vice President &
Business Development Officer

Frank J. Lapinsky
Vice President &
Trust Investment Officer

Karen A. Sebring, CPA
Vice President and
Manager of Personal
Trust Services

William S. Townsend
Vice President &
Trust Investment Officer

James T. Vaughan
Vice President &
Manager of Western Region

M. Randolph Westlund, CFA
Vice President &
Chief Investment Officer

Trust Company Offices
Main and Franklin Streets, 11th Floor
U.S. Bank Building
P.O. Box 520
Johnstown, Pennsylvania 15907-0520

500 Fifth Avenue, 2nd Floor
Three Rivers Bank and
Trust Company Building
McKeesport, Pennsylvania 15132-2500

2681 Moss Side Boulevard, First Floor
Community Savings Building
Monroeville, Pennsylvania 15146-3394

USBANCORP, INC.

U.S. BANK
OFFICE LOCATIONS

(1)Main Office Downtown
Main & Franklin Streets
Johnstown, PA 15901
(814) 533-5300

(1)Westmont Office
110 Plaza Drive
Johnstown, PA 15905-1286
(814) 255-6836

(1)University Heights Office
1404 Eisenhower Boulevard
Johnstown, PA 15904-3289
(814) 266-9691

(1)East Hills Office
1219 Scalp Avenue
Johnstown, PA 15904-3182
(814) 266-3181

(1)Richland Mall Office
3200 Elton Road
Johnstown, PA 15904-0546
(814) 266-8965

(1)Eighth Ward Office
1059 Franklin Street
Johnstown, PA 15905-4303
(814) 535-8317

West End Office
163 Fairfield Avenue
Johnstown, PA 15906-2392
(814) 533-5436

(1)Carrolltown Office
101 S. Main Street
Carrolltown, PA 15722-0507
(814) 344-6501

Ebensburg Office
101 W. High Street
Ebensburg, PA 15931-0209
(814) 472-8706

(1)Lovell Park Office
179 Lovell Ave.
Ebensburg, PA 15931-9004
(814) 472-5200

Nanty Glo Office
928 Roberts Street
Nanty Glo, PA 15943-1303
(814) 749-9227

Nanty Glo Drive-In
1383 Shoemaker Street
Nanty Glo, PA 15943-1252
(814) 749-0955

Loretto Office
180 St. Mary's Street
P.O. Box 116
Loretto, PA 15940-0116
(814) 472-8452

(1)Galleria Mall Office
500 Galleria Drive Suite 100
Johnstown, PA 15904-8911
(814) 266-5969

St. Michael Office
900 Locust Street
St. Michael, PA 15951-0393
(814) 495-5514

Coalport Office
Main Street, P.O. Box 356
Coalport, PA 16627-0356
(814) 672-5303

(1)Seward Office
#1, Roadway Plaza
Seward, PA 15954-9501
(814) 446-5655

Windber Office
1501 Somerset Avenue
Windber, PA 15963-1745
(814) 467-4591

Central City Office
104 Sunshine Avenue
Central City, PA 15926-1129
(814) 754-4141

(1)Somerset Office
108 W. Main Street
Somerset, PA 15501-2035
(814) 445-4193

(1)Derry Office
112 South Chestnut Street
Derry, PA 15627-1938
(412) 694-8887

THREE RIVERS BANK
OFFICE LOCATIONS

(1)Boston Office
1701 Boston Hollow Road
McKeesport, PA 15135-1217
(412) 754-2014

(1)Century III Office
269 Clairton Boulevard
Pittsburgh, PA 15236-1499
(412) 653-7199

(1)Franklin Mall Office
1500 W. Chestnut Street
Washington, PA 15301-5871
(412) 228-0065

(1)Glassport Office
600 Monongahela Avenue
Glassport, PA 15045-1608
(412) 664-8760

(1)Jefferson Borough Office
Route 51, South
P.O. Box 10915
Pittsburgh, PA 15236-0915
(412) 382-1000

(1)Liberty Boro Office
3107 Liberty Way
McKeesport, PA 15133-2198
(412) 664-8707

(1)McKeesport Office
500 Fifth Avenue
McKeesport, PA 15132-2500
(412) 664-8715

(1)Motor Bank
1415 Fifth Avenue
McKeesport, PA 15132-2427
(412) 664-8755

(1)Port Vue Office
1194 Romine Avenue
McKeesport, PA 15133-3596
(412) 664-8975

(1)Rainbow Village Office
1 Rainbow Village
Shopping Center
White Oak, PA 15131-2415
(412) 664-8771

(1)South Strabane Office
590 Washington Road
Washington, PA 15301-9621
(412) 225-9800

(1)University Office
2016 Eden Park Boulevard
McKeesport, PA 15132-7619
(412) 664-8780

(1)Remote 24-Hour Banking Locations
Main Office, Main & Franklin Streets,
Johnstown
Richland Mall, Elton Road, Johnstown
Lee Hospital, Main Street, Johnstown
Century III Mall, West Mifflin
Sheetz, Broad Street, Johnstown
The Galleria, Johnstown
Sheetz, Graham Avenue, Windber
BiLo Supermarket, Scalp Avenue,
Johnstown
Hills, Clairton Road, West Mifflin
Shop & Save, Ohio Avenue, Glassport
Wal-Mart, Oak Spring Road, Washington
Washington Mall, Oak Springs Road,
Washington

COMMUNITY SAVINGS BANK
OFFICE LOCATIONS

(1)Lawrenceville
4319 Butler Street
Pittsburgh, PA 15201-3094
(412) 681-8390

(1)New Kensington
2 Feldarelli Square
2300 Freeport Road
New Kensington, PA 15068-4669
(412) 335-9811

(1)North Side
401 East Ohio Street
Pittsburgh, PA 15212-5588
(412) 231-4300

(1)Northway Mall
1002 Northway Mall
Pittsburgh, PA 15237-3098
(412) 364-8692

(1)Moon Township
914 Narrows Run Road
Coraopolis, PA 15108-2306
(412) 262-2210

(1)Monroeville
2681 Moss Side Boulevard
Monroeville, PA 15146-3394
(412) 856-8410

(1)North Versailles
Great Valley Shopping Center
500 Lincoln Highway
North Versailles, PA 15137-1524
(412) 829-1360

(1)Baldwin
Brownsville Plaza
5253 Brownsville Road
Pittsburgh, PA 15236-2796
(412) 655-2217

(1)Carrick
1817 Brownsville Road
Pittsburgh, PA 15210-3999
(412) 881-3500

(1)Bethel Park
2739 South Park Road
Bethel Park, PA 15102-3805
(412) 835-2100

(1)Finleyville
3576 Sheridan Avenue
Finleyville, PA 15332-1018
(412) 348-6626

(1)Jeannette
401 Clay Avenue
Jeannette, PA 15644-2124
(412) 527-1501

(1)24-Hour Banking Available

USBANCORP, INC.

SHAREHOLDER INFORMATION
Securities Markets
USBANCORP, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of "UBAN." The listed market makers for the stock are:

Boenning & Scattergood, Inc.
200 Four Falls
Corporate Center
Suite 212
West Conshohocken, PA 19428
Telephone: (800) 883-8383

Ferris Baker Watts, Inc.
6 Bird Cage Walk
Hollidaysburg, PA 16648
Telephone: (800) 343-5149

Gruntal & Co., Incorporated
14 Wall Street
New York, NY 10005
Telephone: (212) 267-8800

Herzog, Heine, Geduld, Inc.
525 Washington Boulevard
Jersey City, NJ 07310
Telephone: (212) 908-4156

Janney Montgomery Scott, Inc.
1801 Market Street-10th Floor
Philadelphia, PA 19103
Telephone: (215) 665-6500

Legg Mason Wood Walker, Inc.
227 Franklin Street
Suite 408
Johnstown, PA 15907
Telephone: (814) 535-5551

Merrill Lynch
Equity Markets Group
North Tower
World Financial Center
New York, NY 10281-1305
Telephone: (212) 449-4162

F. J. Morrissey & Co., Inc.
1700 Market Street
Suite 1420
Philadelphia, PA 19103-3913
Telephone: (215) 563-8500

Oppenheimer & Co., Inc.
Oppenheimer Tower
200 Liberty Street
One World Financial Center
New York, NY 10281
Telephone: (212) 667-7000

Parker/Hunter, Inc.
416 Main Street
Johnstown, PA 15901
Telephone: (814) 535-8403

Ryan, Beck & Co., Inc.
80 Main Street
West Orange, NJ 07052
Telephone: (800) 325-7926

Sandler O'Neill & Partners, L.P.
2 World Trade Center
104th Floor
New York, NY 10048
Telephone: (800) 635-6860

Sherwood Securities Corp.
10 Exchange Place
15th Floor
Jersey City, NJ 07302
Telephone: (800) 435-1235

Wheat First Securities
100 Pasquerilla Plaza
P.O. Box 96
Johnstown, PA 15907
Telephone: (814) 535-1516

Form 10-K
USBANCORP, Inc.'s Annual Report to the Securities and
Exchange Commission on Form 10-K is integrated within this Annual Report.
Corporate Offices
The corporate offices of USBANCORP, Inc. are located in the United States National Bank Building at Main and
Franklin Streets, Johnstown, PA 15901.
Mailing address: P.O. Box 430
Johnstown, PA 15907-0430
(814) 533-5300
Agents
The transfer agent and registrar for USBANCORP, Inc.'s common stock is: Boston EquiServe
Investor Relations Department
P.O. Box 644
Mail Stop 45-02-09
Boston, MA 02102-0644
(617) 575-3170
Shareholder Data
As of January 31, 1996, there were 6,212 shareholders of common stock and 5,313,739 shares outstanding. Of the total shares outstanding, approximately 233,000 or 4% are held by insiders (directors and executive officers) while approximately 1,759,069 or 33% are held by institutional investors (mutual funds, employee benefit plans, etc.).

Dividend Reinvestment
Shareholders seeking information about USBANCORP,
Inc.'s dividend reinvestment plan should contact Betty
L. Jakell, Executive Office, at (814) 533-5158.

Information
Analysts, investors, shareholders, and others seeking financial data about USBANCORP, Inc. or any of its subsidiaries annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports-are asked to contact Orlando B. Hanselman, Executive Vice
President & Chief Financial Officer at (814) 533-5319.

ANNEX A TO USBANCORP, INC. 1995 ANNUAL REPORT & FORM 10-K

The following is a listing of the graphs presented in USBANCORP, Inc.'s 1995 Annual Report & Form 10-K.

Page 2: The following six graphs present Financial
Highlights-At A Glance:

          The first graph is an area graph showing non-performing assets as a percentage of loans and OREO at December 31 for the periods presented:

        1991     1992     1993    1994    1995
        1.10%    1.58%    0.89%   0.91%   1.13%


        Asset quality is critical to a bank's safety and ongoing earnings power. Non-performing assets are those loans and foreclosed properties that are not generating income and represent high collection risk. USBANCORP's non-performing assets are lower than peer.

          The second graph is a bar graph showing the allowance for loan losses as a percentage of total non-accrual loans at December 31 for the periods presented:

        1991     1992     1993     1994      1995
        387.22%  245.75%  287.71%  286.27%   198.40%

        The allowance for loan losses helps protect a bank's future earnings from losses due to credit risk.
USBANCORP's allowance reflects a reserve of $1.98 for each $1.00 of non-accrual loans.

          The third graph is a bar graph showing the Company's efficiency ratio:

        1991     1992     1993      1994     1995
        73.10%   67.63%   67.44%    67.53%   66.97%

        The efficiency ratio reflects the company's ability to generate revenue and control its non-interest expenses. Over the last five years. USBANCORP has significantly improved its performance in this key area of profitability. It is USBANCORP's goal to achieve an efficiency ratio of less than 60% during the next 12 to 18 months.


           The fourth graph is a bar graph showing assets per full time equivalent employee at December 31 for the periods presented (in thousands):

         1991     1992     1993     1994     1995
         $1,499   $1,770   $1,867   $2,293   $2,541

        USBANCORP is aggressively capturing the financial benefits from each of our past acquisitions. Improved employee productivity is one such integral benefit from these acquisitions.

           The fifth graph is a bar graph showing the return on equity before extraordinary item, SFAS #109 benefit and acquisition charge:

         1991     1992     1993    1994     1995
         9.39%    11.41%   10.13%  10.41%   11.03%

        The return on average equity (ROE) is a standard measurement of a bank's profitability. USBANCORP's 1995
ROE was 11.03%. It is USBANCORP's goal to realize an intermediate 13% ROE in 1996 as a platform for further enhancement in future years.

            The sixth graph is a area graph showing net interest income (in thousands):

        1991     1992      1993     1994      1995
        $32,908  $44,441   $49,485  $55,818   $56,147

        As a result of prudent acquisitions, balance sheet leveraging, and effective asset/liability management practices, USBANCORP has increased net interest income for each of the past five years.

Page 4: The following six graphs present Shareholder
Information-At A Glance:

          The first graph is a bar graph showing net income before extraordinary item, SFAS #109 benefit, and acquisition charge (in thousands):

         1991     1992     1993     1994     1995
        $6,308   $8,883  $11,036  $13,202   $15,803

        USBANCORP's net income has shown progressive growth. Such income is a key determinant of shareholder value and the Company's ongoing financial soundness.

          The second graph is a bar graph showing
dividends per common share:

        1991     1992     1993     1994    1995
        $0.55    $0.75    $0.86    $0.97   $1.06

        Common dividends per share represent a payment by the company from its accumulated shareholder wealth.
When this cash is paid to the shareholder it is no longer available to the company. Many shareholders, however, choose to reinvest these dividends in the company.

           The third graph is a bar graph showing common stock price per share at December 31:

        1991    1992    1993     1994     1995
        $18.00  $22.00  $23.75   $21.00   $33.00

        A second key element of shareholder return is the price appreciation of each common share. USBANCORP's common stock price per share has appreciated 57% in 1995.

           The fourth graph is a bar graph showing common dividend yield (based upon dividends declared and purchased at average market price each year):

        1991    1992     1993    1994   1995
        3.50%   3.70%    3.50%   4.20%  4.13%

        The common dividend yield is similar to the interest rate on a deposit. Common dividends are only one element of total shareholder return. The average common dividend yield for Pennsylvania bank holding companies was, as of January 31, 1996, 2.8%. USBANCORP's yield on this same date approximated 3.3%.

          The fifth graph is a bar graph showing book value per common share at December 31:

        1991     1992     1993     1994     1995
        $21.71   $23.08   $24.67   $24.57   $28.34

        A company's book value per common share
represents the accumulated and undistributed shareholder wealth. This wealth is used by the company to finance profitable growth and to fund shareholder dividends.
USBANCORP has increased this shareholder wealth by 31% since December 31, 1991.

           The sixth graph is an area graph showing asset leverage ratio compared to the management minimum target of 6% and the regulatory requirement of 5%:

        1991     1992     1993      1994     1995
        8.56%    7.08%    9.18%     6.64%    6.63%


        Fundamental to shareholder and depositor safety is the capital strength of the financial institution. It is USBANCORP's intent to optimally leverage the capital base in order to enhance shareholder value while maintaining necessary regulatory requirements.

Page 5:   The graph at the top left is a bar graph
showing common stock price per share at December 31:


       1991    1992    1993     1994     1995
       $18.00  $22.00  $23.75   $21.00   $33.00

           The graph at the bottom left is a bar graph showing common stock price to book value at December 31:

        1991     1992     1993     1994    1995
        82.91%   95.32%   96.27%   85.47%  116.44%


Page 6:   The graph at the top left is a bar graph
showing the return on equity before extraordinary item, SFAS #109 benefit and acquisition charge:

         1991     1992     1993    1994     1995
         9.39%    11.41%   10.13%  10.41%   11.03%

          The graph at the bottom left is a area graph showing pre-tax income (in thousands):

        1991     1992     1993     1994      1995
        $9,181   $14,323  $16,520  $17,251   $21,848


Page 7:   The graph in the center left is a bar graph
showing the Company's efficiency ratio:

        1991     1992     1993      1994     1995
        73.10%   67.63%   67.44%    67.53%   66.97%

Page 8:   The graph at the top left is a area graph
showing market capitalization at December 31 (in thousands):

        1991      1992     1993       1994      1995
        $60,993   $77,751  $99,250   $117,225  $175,246

           The graph at the bottom left is a pie chart showing 1995 gross revenue contribution by product segment.

               Investments     40%,   Trust      2%,
               Commercial      19%,   Wholesale  1%,
               Consumer        38%,

Page 9:   The graph at the top left is a pie chart
showing loan portfolio composition at December 31, 1995, by loan type:

                Commercial 12%
                Commercial secured by real estate 22%
                Real estate - mortgage 50%
                Consumer  16%

           The bottom left graph is a bar graph showing average loans to average deposits ratio at December 31 for the periods presented:

          1991     1Q95     2Q95    3Q95     4Q95
         71.95%   72.14%    67.22%  66.45%  69.90%


Page 10:   The graph is a bar graph showing assets per
full time equivalent employee at December 31 for the periods presented (in thousands):

         1991     1992     1993     1994    1995
         $1,499   $1,770   $1,867   $2,293  $2,541

Page 11: The top left graph is an bar graph showing non-interest income excluding investment security gains and losses (in thousands):

        1991     1992     1993    1994     1995
        $6,085   $7,953   $9,567  $12,159  $15,841


          The bottom left graph is a bar graph showing trust fee income (in thousands):

        1991     1992     1993    1994     1995
        $1,633   $2,054   $2,578  $3,023   $3,395

    NOTE: The average annual growth rate in trust fee income is 20.2%.

Page 12: The left graph is a pie chart showing the composition of 1995 trust assets (dollar amounts in thousands and percentages):

         Corporate trust          $313,070       30%
         Employee benefits
           (excluding Pathroad)   $366,386       35%
         Personal trust
           (excluding Pathroad)   $307,199       30%
         Pathroad                  $56,340        5%


Page 13:   The graph at the top left is a bar graph
showing net income per common share before extraordinary item, SFAS #109 benefit, and acquisition charge (fully diluted basis):

        1991     1992     1993     1994    1995
        $1.97    $2.53    $2.41    $2.54   $2.87

          The bottom left graph is a bar graph showing book value per common share at December 31:

        1991     1992     1993     1994     1995
        $21.71   $23.08   $24.67   $24.57   $28.34

Page 14:   Shows a service area map of USBANCORP, Inc.'s
six southwestern Pennsylvania counties. The map shows a closeup of the six counties identifying branch locations by subsidiary.

Page 46: The bottom left graph is a bar graph showing dividends per common share:

        1991     1992     1993     1994    1995
        $0.55    $0.75    $0.86    $0.97   $1.06


           The bottom right graph is a bar graph showing common stock price per share at December 31:

        1991    1992    1993     1994     1995
        $18.00  $22.00  $23.75   $21.00   $33.00


Page 49:    The graph at the top left is a bar graph
showing total assets at December 31 for the periods presented (in thousands):

        1991  $  784,036
        1992  $1,139,855
        1993  $1,241,521
        1994  $1,788,890
        1995  $1,885,372


           The graph at the bottom left is a bar graph showing net income per common share before extraordinary item, SFAS #109 benefit and acquisition charge (fully diluted basis):

        1991     1992     1993     1994    1995
        $1.97    $2.53    $2.41    $2.54   $2.87


Page 50:   The graph at the top left is an bar graph
showing return on average assets before extraordinary item, SFAS #109 benefit, and acquisition charge:

        1991     1992     1993     1994    1995
        0.83%    0.85%    0.91%    0.87%   0.87%

           The graph at the bottom left is an area graph showing total common shares outstanding at December 31:

        1991        1992         1993        1994
      2,568,189   2,982,124    4,726,181   5,582,155

        1995
      5,310,489


Page 51: The top left graph is a bar graph showing net income (in thousands):

        1991     1992     1993     1994     1995
        $7,312   $8,883   $12,488  $11,320  $15,803


          The graph at the bottom left is a bar graph showing tax equivalent net interest income (NII) in thousands and data points showing the net interest margin
(NIM) percentage:

              1991     1992     1993     1994     1995
        NII   $32,449  $45,249  $50,225  $57,564  $58,954

        NIM   4.69%    4.58%    4.34%    4.03%    3.45%


Page 52:   The top left graph is a area graph showing net
interest income (in thousands):

        1991     1992      1993     1994      1995
        $32,908  $44,441   $49,485  $55,818   $56,147


           The bottom left graph is a bar graph showing average loans to average deposits for the periods presented:

          1991     1992     1993    1994    1995
         65.47%   68.23%    69.01%  71.82%  68.67%

Page 53:   The graph at the top left is a pie chart
showing the deposit composition as of December 31, 1995:

             DDA              12%,    CD's           50%
             Savings & NOW    27%,    Money market   11%

          The bottom left graph is a pie chart showing the liability funding mix at December 31, 1995:

                Deposits         63%
                Borrowings       29%
                Equity            8%


Page 54:   The top left graph is a pie chart showing the
investment portfolio liquidity(scheduled maturities) as of December 31, 1995:

       Less than 1 year is  5%
       Greater than 1 year but less than 5 years is 45%
       Greater than 5 year but less than 10 years is 26%
       Greater than 10 years is 24%

          The graph at the bottom left is a bar graph showing tax equivalent net interest income (NII) in thousands and data points showing the net interest margin
(NIM) percentage:

              1991     1992     1993     1994     1995
        NII   $32,449  $45,249  $50,225  $57,564  $58,954

        NIM   4.69%    4.58%    4.34%    4.03%    3.45%


Page 55:   The graph at the top left is a pie chart
showing the deposit composition as of December 31, 1994:

             DDA              12%,    CD's           48%
             Savings & NOW    29%,    Money market   11%

          The bottom left graph is a pie chart showing the liability funding mix at December 31, 1994:

                Deposits         67%
                Borrowings       25%
                Equity            8%

Page 58: The top left graph is a bar graph showing non-performing assets as a percentage of loans and OREO at December 31 for the periods presented:

        1991     1992     1993    1994    1995
        1.10%    1.58%    0.89%   0.91%   1.13%

           The bottom left graph is a bar graph showing the allowance for loan losses as a percentage of loans at December 31 for the periods presented:

        1991     1992     1993    1994     1995
        3.02%    2.12%    2.10%   1.80%    1.79%


Page 59: The top left graph is a bar graph showing the allowance for loan losses as a percentage of total non-accrual loans at December 31 for the periods presented:


        1991     1992     1993     1994      1995
        387.22%  245.75%  287.71%  286.27%   198.40%

          The bottom left graph is a bar graph showing the loan loss provision as a percentage of average loans:

        1991     1992     1993    1994      1995
        0.21%    0.36%    0.34%   (0.34%)   0.03%


Page 62: The left graph is a bar graph showing the net charge-offs as a percentage of average loans:

        1991     1992     1993    1994    1995
        0.08%    0.58%    0.13%   0.04%   0.08%


Page 63: The bottom left graph is a area graph showing the allowance for loan losses as a percentage of loans at December 31 for the periods presented:

        1991     1992     1993    1994     1995
        3.02%    2.12%    2.10%   1.80%    1.79%

Page 64: The top left graph is an bar graph showing the components of non-interest income (in thousands):

              1991     1992     1993    1994    1995
   All other  $1,994  $3,187   $3,520  $1,148  $9,057
   Deposit
    service
    charges   $1,376  $1,916   $2,771  $2,779  $2,937
   Cash pro-
    cessing
    fees      $1,032   $1,189   $1,281  $1,237  $1,154
   Trust fees $1,633   $2,054   $2,578  $3,023  $3,395

          The bottom left graph is an bar graph showing non-interest income excluding investment security gains and losses (in thousands):

        1991     1992     1993    1994     1995
        $6,085   $7,953   $9,567  $12,159  $15,841


Page 65: The graph at the top left is a bar graph showing trust assets. The graph presents the book value of client assets which is discretionary and non-discretionary at December 31 (in millions):

        1991     1992     1993    1994     1995
        $631     $650     $943    $1,027   $1,043

        Note: 65.29% growth rate from 1991 to 1995.

          The bottom left graph is a bar graph showing trust fee income (in thousands):

        1991     1992     1993    1994     1995
        $1,633   $2,054   $2,578  $3,023   $3,395


Page 66: The top left graph is an bar graph showing the components of non-interest expense excluding acquisition charge (in thousands):

             1991     1992     1993      1994    1995
  All other  $8,506  $11,083  $12,605   $13,973  $16,017
  FDIC Ins.  $1,381  $ 2,040  $ 2,157   $ 2,576  $1,728
   Occupancy
   Equipment $4,320  $ 5,087  $ 6,001   $ 7,222  $ 7,507
  Salaries &
  benefits   $14,655  $18,038  $19,952   $23,311 $25,305

           The bottom left graph is a bar graph showing total non-interest expense (in thousands):

        1991     1992     1993      1994     1995
        $28,862  $36,248  $40,715   $49,519  50,557


Page 67: The top left graph is an area graph showing net overhead expense (excluding acquisition charge) to average assets:

        1991     1992     1993      1994    1995
        3.01%    2.68%    2.51%     2.32%   1.86%

        Note: Net overhead expense calculations exclude
$3.8 million net security losses recognized in the fourth quarter of 1994 which resulted from a specific investment portfolio restructuring strategy.

          The bottom left graph is a bar graph showing the Company's efficiency ratio:

        1991     1992     1993      1994     1995
        73.10%   67.63%   67.44%    67.53%   66.97%


Page 68: The top left graph is a bar graph showing net overhead expense as a percentage of tax equivalent net interest income (excluding acquisition charge):

         1991    1992    1993     1994    1995
        68.24%  61.66%  60.86%   60.99%   57.70%

       Note: Net overhead expense calculations exclude
$3.8 million of net security losses recognized in the fourth quarter 1994 which resulted from a specific investment restructuring strategy.

           The bottom left graph is a bar graph showing employee productivity which is average assets per employee (in thousands):

          1991     1992     1993     1994    1995
         $1,499   $1,770   $1,867   $2,293  $2,541

Page 69:    The graph at the top left is a bar graph
showing total assets at December 31 for the periods presented (in thousands):

        1991  $  784,036
        1992  $1,139,855
        1993  $1,241,521
        1994  $1,788,890
        1995  $1,885,372

           The bottom left graph is a bar graph showing average loans to average deposits ratio at December 31 for the periods presented:

          1994     1Q95     2Q95    3Q95     4Q95
         71.95%   72.14%    67.22%  66.45%  69.90%

Page 71:   The top left graph is an bar graph showing the
Company's one year GAP ratio compared to a neutral one year GAP of 1.00x at December 31 for the periods presented:

        1991     1992     1993    1994    1995
        1.06x    1.14x    1.10x   0.79x   0.86x


           The graph at the top left is a pie chart showing the deposit composition as of December 31, 1995:

             DDA              12%,    CD's           50%
             Savings & NOW    27%,    Money market   11%

Page 72: The top left graph is a pie chart showing the liability funding mix at December 31, 1995:

                Deposits         63%
                Borrowings       29%
                Equity            8%


          The bottom left graph is a pie chart showing the liability funding mix at December 31, 1994:

                Deposits         67%
                Borrowings       25%
                Equity            8%

Page 73:   The top left graph is a pie chart showing the
investment portfolio liquidity (scheduled maturities) as of December 31, 1995:

       Less than 1 year is  5%
       Greater than 1 year but less than 5 years is 45%
       Greater than 5 year but less than 10 years is 26%
       Greater than 10 years is 24%

          The bottom left graph is a bar graph showing the risk-based capital ratio compared to a regulatory requirement of 8.00%:

        1991     1992     1993    1994    1995
       13.70%   12.54%   15.97%  13.70%   14.88%


Page 74:   The bottom left graph is an area graph showing
the asset leverage ratio compared to the management minimum target of 6% and the regulatory requirement of 5%:

        1991     1992     1993      1994     1995
        8.56%    7.08%    9.18%     6.64%    6.63%

          The graph at the bottom right is an area graph showing the market capitalization at December 31 for the periods presented (in thousands):

        1991      1992     1993       1994       1995
        $60,993   $77,751  $99,250   $117,225  $175,246


Page 78:   The top left graph is a pie chart showing 1995
gross revenue contribution by product segment (in thousands):

  Investments    $59,264,      Trust      $3,395,
  Commercial     $27,583,      Wholesale  $1,154,
  Consumer       $54,862,


           The bottom left graph is a pie chart showing
1995 gross revenue contribution by product segment
(percentage):

  Investments    40%,          Trust      2%,
  Commercial     19%,          Wholesale  1%,
  Consumer       38%,

Page 79: The top left graph is a bar graph showing pre-tax income (in thousands):

         1991     1992     1993     1994     1995
         $9,181   $14,323  $16,520  $17,251  $21,848


Page 80: The top left graph is a bar graph showing net income before extraordinary item, SFAS #109 benefit, and acquisition charge (in thousands):

         1991     1992     1993     1994     1995
        $6,308   $8,883  $11,036  $13,202   $15,803


Page 81:   The graph at the top left is a pie chart
showing the distribution of 1995 net income:

      Common dividend payout            36.43%
      Retained for internal capital     63.57%
             growth

           The graph at the bottom left is a pie chart showing the distribution of 1994 net income:

      Common dividend payout            44.57%
      Retained for internal capital     55.43%
             growth


Page 82: The top left graph is a pie chart showing the composition of 1995 trust assets (dollars in thousands and percentages):

         Corporate trust          $313,070       30%
         Employee benefits
           (excluding Pathroad)   $366,386       35%
         Personal trust
           (excluding Pathroad)   $307,199       30%
         Pathroad                  $56,340        5%


Page 83: The middle left graph is a bar graph showing the Company's tier one capital as a percentage of risk adjusted assets at December 31 compared to a regulatory requirement of 4.00%:

        1991     1992     1993    1994    1995
       12.45%   11.29%   14.72%  12.45%  13.63%

Page 84: The middle left graph is an area graph showing non-performing assets as a percentage of loans and OREO at December 31 for the periods presented:

        1991     1992     1993    1994    1995
        1.10%    1.58%    0.89%   0.91%   1.13%

Page 85:   The middle left graph is a bar graph showing
assets per full time equivalent employee at December 31 for the periods presented (in thousands):

         1991     1992     1993     1994     1995
         $1,499   $1,770   $1,867   $2,293   $2,541


Page 86:   The middle left graph is a pie chart showing
the investment portfolio liquidity (scheduled maturities) as of December 31, 1995:

       Less than 1 year is  5%
       Greater than 1 year but less than 5 years is 45%
       Greater than 5 year but less than 10 years is 26%
       Greater than 10 years is 24%


Page 87:   The top left graph is a pie chart showing the
investment portfolio liquidity(scheduled maturities) as of December 31, 1994:

       Less than 1 year is  6%
       Greater than 1 year but less than 5 years is 64%
       Greater than 5 year but less than 10 years is 24%
       Greater than 10 years is 6%


Page 88:   The graph at the top left is a pie chart
showing loan portfolio composition at December 31, 1995, by loan type:

                Commercial 12%
                Commercial secured by real estate 22%
                Real estate - mortgage 50%
                Consumer  16%

          The bottom left graph is a pie chart showing loan portfolio composition at December 31, 1994 by loan type:

                Commercial 14%
                Commercial secured by real estate 20%
                Real estate - mortgage 47%
                Consumer  19%


Page 89:   The graph at the top left is a pie chart
showing the deposit composition as of December 31, 1995:

             DDA              12%,    CD's           50%
             Savings & NOW    27%,    Money market   11%

           The graph at the bottom left is a pie chart showing the deposit composition as of December 31, 1994:

             DDA              12%,    CD's           48%
             Savings & NOW    29%,    Money market   11%


Page 102: The graph at the bottom right is a bar graph showing common stock price earnings ratio (calculated on a fully diluted basis before SFAS #109 benefit and acquisition charge). Based upon December 31 stock prices for the periods presented):

          1991     1992     1993    1994   1995
          7.86x   8.70x    9.85x   8.27x   11.50x

           The graph at the bottom right is a bar graph showing common stock price to book value at December 31:

        1991     1992     1993     1994    1995
        82.91%   95.32%   96.27%   85.47%  116.44%

Exhibit 24.1

Arthur Andersen LLP

Consent of Independent Public Accountants

As independent public accountants, we hereby consent to the incorporation of our report dated January 25, 1996, included in this form 10-K, into USBANCORP, Inc.'s previously filed Registration Statements on Form S-3
(Registration No. 33-53935); Form S-8 (Registration No.
33-55845); Form S-8 (Registration No. 33-55207) and Form
S-8 (Registration No. 33-55211).

\s\Arthur Andersen LLP
Pittsburgh, Pennsylvania,
March 25, 1996