Form 10-Q
period 1996-03-31
USBANCORP INC /PA/
filed 1996-05-14
CIK 707605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                            (Mark One)

      Quarterly Report Pursuant to Section 13 or 15(d) of the
X       Securities Exchange Act of 1934

For the period ended               March 31, 1996

      Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from                  to

Commission File Number      0-11204
                        USBANCORP, INC.
             (Exact name of registrant as specified in its charter)


           Pennsylvania                          25-1424278
(State or other jurisdiction of incorporation    (I.R.S. Employer
                                                  or organization
                                                  Identification No.)


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


                       X  Yes          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                      Outstanding at April 30, 1996
Common Stock, par value $2.50               5,186,539
per share

                         USBANCORP, INC.

                              INDEX

                                                             Page No.
PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheet -
               March 31, 1996, December 31, 1995,
               and March 31, 1995                                3


          Consolidated Statement of Income -
               Three Months Ended March 31, 1996,
               and 1995                                          4


          Consolidated Statement of Changes
               in Stockholders' Equity -
               Three Months Ended
               March 31, 1996, and 1995                          6



          Consolidated Statement of Cash Flows -
               Three Months Ended
               March 31, 1996, and 1995                          7



          Notes to Consolidated Financial
               Statements                                        8


          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                        23


Part II.  Other Information                                     41

                         USBANCORP, INC.
                   CONSOLIDATED BALANCE SHEET
                         (In thousands)

                                           March 31          December 31        March 31
                                           1996              1995               1995
                                           (Unaudited)                          (Unaudited)
ASSETS
   Cash and due from banks                 $    40,906       $    45,771        $    38,665
   Interest bearing deposits with
        banks                                    5,981               647              6,707
  Federal funds sold and securities
     purchased under agreements to
     resell                                          -            13,750             15,000
  Investment securities:
     Available for sale                        446,455           427,112            320,624
     Held to maturity (market value
         $469,620 on March 31, 1996,
         $471,191 on December 31, 1995,
         and $521,288 on  March 31, 1995)      469,897           463,951            526,613
  Assets held in trust for collateralized
     mortgage obligation                         6,675             7,099              8,688
  Loans held for sale                            6,917             5,224              2,346
  Loans                                        836,751           832,126            823,458
  Less:   Unearned income                        2,680             2,716              2,874
          Allowance for loan losses             14,720            14,914             15,258
  Net Loans                                    819,351           814,496            805,326

  Premises and equipment                        18,283            18,588             18,780
  Accrued income receivable                     16,661            16,752             17,425
  Mortgage servicing rights                     11,212            11,372             11,609
  Goodwill and core deposit intangibles         23,247            23,838             26,407
  Other assets                                  37,995            36,772             14,104
TOTAL ASSETS                               $ 1,903,580       $ 1,885,372        $ 1,812,294

LIABILITIES
  Non-interest bearing deposits            $   135,416       $   145,379        $   132,334
  Interest bearing deposits                  1,034,538         1,032,479          1,084,014
     Total deposits                          1,169,954         1,177,858          1,216,348
  Federal funds purchased and
       securities sold under agreements
       to repurchase                            53,382            63,828            125,334
  Other short-term borrowings                   39,163            30,528             68,126
  Advances from Federal Home Loan Bank         459,326           428,217            222,696
  Collateralized mortgage obligation             6,117             6,548              7,836
  Long-term debt                                 4,833             5,061              5,550
  Other liabilities                             21,798            22,840             23,382

TOTAL LIABILITIES                            1,754,573         1,734,880          1,669,272

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
     2,000,000 shares authorized;
     there were no shares issued and
     outstanding for the periods
     presented                                       -                 -                  -
  Common stock, par value $2.50 per share;
     12,000,000 shares authorized;
     5,739,451 shares issued and 5,266,539
     outstanding on March 31, 1996;
     5,733,701 shares issued and
     5,310,489 outstanding on December 31,
     1995; 5,712,922 shares issued and
     5,585,222 outstanding on
     March 31, 1995                             14,349             14,334            14,282
  Treasury stock at cost, 472,912 shares
     on March 31, 1996, 423,212 shares
     on December 31, 1995, and 127,700
     shares on March 31, 1995                  (12,651)           (11,007)           (3,064)
  Surplus                                       93,465             93,361            92,970
  Retained earnings                             53,922             50,401            42,858
  Net unrealized (losses) gains on
     available for sale securities                 (78)             3,403            (4,024)
        TOTAL STOCKHOLDERS' EQUITY             149,007            150,492           143,022
TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY               $ 1,903,580        $ 1,885,372       $ 1,812,294

   See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
                CONSOLIDATED STATEMENT OF INCOME
               (In thousands, except per share data)
                            Unaudited

                                                       Three Months Ended
                                                            March 31
                                                      1996               1995
INTEREST INCOME
   Interest and fees on loans and loans held
     for sale:
         Taxable                                      $   17,528         $   17,610
         Tax exempt                                          367                617
   Deposits with banks                                        17                 73
   Federal funds sold and securities
      purchased under agreements to
      resell                                                   6                 38
   Investment securities:
      Available for sale                                   6,862              4,466
      Held to maturity                                     7,855              9,245
   Assets held in trust for collateralized
      mortgage obligation                                    132                174

          Total Interest Income                           32,767             32,223

INTEREST EXPENSE
   Deposits                                               10,694             10,862
   Federal funds purchased and securities
      sold under agreements to repurchase                    657              2,111
   Other short-term borrowings                               390                553
   Advances from Federal Home Loan Bank                    6,320              3,643
   Collateralized mortgage obligation                        135                243
   Long-term debt                                             71                 78
          Total Interest Expense                          18,267             17,490

NET INTEREST INCOME                                       14,500             14,733
   Provision for loan losses                                  23                120

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                        14,477             14,613

NON-INTEREST INCOME
   Trust fees                                                919                845
   Net gains (losses) on investment securities               255                 (1)
   Net gains (losses) on loans held for sale                 235               (866)
   Gain on disposition of business line                        -                905
   Wholesale cash processing fees                            267                289
   Service charges on deposit accounts                       760                708
   Net mortgage servicing fees                               507                682
   Other income                                            1,587                926

   Total Non-Interest Income                               4,530              3,488

NON-INTEREST EXPENSE
   Salaries and employee benefits                          6,119              6,424
   Net occupancy expense                                   1,144              1,096
   Equipment expense                                         875                887
   Professional fees                                         684                573
   Supplies, postage, and freight                            648                651
   Miscellaneous taxes and insurance                         366                327
   FDIC deposit insurance expense                            166                682
   Amortization of goodwill and
      core deposit intangibles                               591                602
   Other expense                                           1,718              1,276

   Total Non-Interest Expense                         $   12,311         $   12,518


CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE

                                                          Three Months Ended
                                                               March 31
                                                        1996               1995
INCOME BEFORE INCOME TAXES                              6,696              5,583
   Provision for income taxes                           1,753              1,684

NET INCOME                                         $    4,943         $    3,899

PER COMMON SHARE DATA:
   Primary:
      Net income                                   $     0.93          $     0.70
      Average shares outstanding                    5,312,157           5,583,227
   Fully Diluted:
      Net income                                   $     0.93          $     0.70
      Average shares outstanding                    5,312,423           5,583,227
   Cash Dividend Declared                          $     0.27          $     0.25

See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In thousands)
                            Unaudited

                                                                                                     Net
                                                                                                     Unrealized
                                                                                                     Holding
                                    Preferred     Common     Treasury                  Retained      Gains
                                    Stock         Stock      Stock       Surplus       Earnings      (Losses)      Total
Balance December 31, 1994           $       -     $ 14,275   $ (3,064)   $ 92,923      $ 40,355      $     (7,353) $137,136
Net Income                                  -            -          -           -         3,899                 -     3,899
Dividend reinvestment
   and stock purchase plan                  -            7          -          47             -                 -        54
Net unrealized holding
   gains (losses) on
   investment securities                    -            -          -           -             -             3,329     3,329
Cash dividends
   declared:
   Common stock
   ($0.25 per share
   on 5,584,722
   shares)                                  -            -          -           -        (1,396)                -    (1,396)
Balance March 31, 1995              $       -     $ 14,282   $ (3,064)   $ 92,970      $ 42,858      $     (4,024) $143,022

Balance December 31, 1995           $       -     $ 14,334   $(11,007)   $ 93,361      $ 50,401      $      3,403  $150,492
Net Income                                  -            -          -           -         4,943                 -     4,943
Dividend reinvest-
   ment and stock
   purchase plan                            -           15          -         104             -                 -       119
Net unrealized
   holding gains
   (losses) on
   investment securities                    -            -          -           -             -            (3,481)   (3,481)
Treasury Stock, 49,700
   shares at cost                           -            -     (1,644)          -             -                 -    (1,644)
Cash dividends
   declared:
   Common stock
   ($0.27 per share
   on 5,266,539 shares)                     -            -          -          -         (1,422)                -    (1,422)
Balance March 31, 1996              $       -     $ 14,349   $(12,651)  $ 93,465       $ 53,922        $      (78) $149,007

See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                            Unaudited

                                                            Three Months Ended
                                                                 March 31
                                                            1996             1995
OPERATING ACTIVITIES
   Net income                                               $    4,943       $    3,899
   Adjustments to reconcile net income to net cash
          provided by operating activities:
         Origination of mortgage loans held for sale           (36,710)          (9,294)
         Sales of mortgage loans held for sale                  42,282           14,881
         Provision for loan losses                                  23              120
         Depreciation and amortization expense                     660              591
         Amortization expense of goodwill and core
            deposit intangibles                                    591              602
         Amortization expense of mortgage servicing rights         370              285
         Net amortization (accretion) of investment securities      63           (1,217)
         Net realized (gains) losses on investment securities     (255)               1
         Net realized (gains) losses on loans and loans
            held for sale                                         (235)             866
         Decrease (increase) in accrued income receivable           91             (531)
         (Decrease) increase in accrued expense payable         (2,110)           1,136
         Net cash provided by operating activities               9,713           11,339

INVESTING ACTIVITIES
         Purchases of investment securities and other
            short-term investments                            (165,167)         (70,460)
         Proceeds from maturities of investment securities and
            other short-term investments                        49,755           13,304
         Proceeds from sales of investment securities and
            other short-term investments                        84,961              348
         Long-term loans originated                            (81,021)         (88,408)
         Mortgage loans held for sale                           (6,917)          (2,346)
         Principal collected on long-term loans                 76,293           94,979
         Loans purchased or participated                          (200)            (587)
         Loans sold or participated                                 50           34,335
         Net decrease (increase) in credit card receivable
            and other short-term loans                            (113)             196
         Purchases of premises and equipment                      (355)            (405)
         Sale/retirement of premises and equipment                   -              134
         Net decrease in assets held in trust for
            collateralized mortgage obligation                     424              416
         Net increase mortgage servicing rights                   (210)            (442)
         Net decrease (increase) in other assets                   650             (962)
     Net cash used by investing activities                     (41,850)        ( 19,898)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit                  66,958          168,289
Payments for maturing certificates of deposits                 (69,509)        (120,716)
Net decrease in demand and savings deposits                     (5,353)         (27,471)
Net decrease in federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings                              (1,811)         (25,124)
Net principal borrowings of advances
   from Federal Home Loan Bank                                  30,678           22,187
Repayments of long-term debt                                      (228)            (256)
Common stock cash dividends paid                                     -           (1,404)
Proceeds from dividend reinvestment, stock
   purchase plan, and stock options exercised                      119               54
Purchases of treasury stock                                     (1,644)               -
Net decrease in other liabilities                                 (354)            (519)
Net cash provided by financing activities                       18,856           15,040

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                    (13,281)           6,481

CASH EQUIVALENTS AT JANUARY 1                                   60,168           53,891

CASH EQUIVALENTS AT MARCH 31                                 $  46,887       $   60,372

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

     With respect to the unaudited consolidated financial information of the Company for the three month periods ended March 31, 1996, and 1995, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated April 19, 1996, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1995, numbers are derived from audited financial statements.

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's "Annual Report and Form 10-K" for the year ended December 31, 1995.

3.   Earnings Per Common Share

     The Company uses the treasury stock method to calculate common stock equivalent shares outstanding for purposes of determining both primary and fully diluted earnings per share. Treasury shares are treated as retired for earnings per share purposes.

4.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $1,011,000 in income tax payments in the first quarter of 1996 as compared to $166,000 for the first three months of 1995. Total interest expense paid amounted to $20,377,000 in 1996's first three months compared to $15,314,000 in the same 1995 period.

5.   Investment Securities

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," which specifies a methodology for the classification of securities as either held to maturity, available for sale, or as trading assets. Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation/(depreciation) excluded from income and credited/(charged) to a separate component of shareholder's equity on a net of tax basis. The Company presently does not engage in trading activity. Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.
The book and market values of investment securities are summarized as follows (in thousands):


Investment securities available for sale:

                                                   March 31, 1996

                                                     Gross         Gross
                                           Book      Unrealized    Unrealized    Market
                                           Value     Gains         Losses        Value
  U.S. Treasury                            $ 13,941  $      276    $    (36)     $ 14,181
  U.S. Agency                                 1,548           -         (23)        1,525
  State and municipal                        57,255       1,016        (151)       58,120
  U.S. Agency mortgage-backed
     securities                             345,942       3,284      (3,983)      345,243
  Other securities<F1>                       27,386           -           -        27,386
       Total                               $446,072  $    4,576   $  (4,193)     $446,455


Investment securities held to maturity:
                                                          March 31, 1996
                                                     Gross        Gross
                                           Book      Unrealized   Unrealized     Market
                                           Value     Gains        Losses         Value
  U.S. Treasury                            $  6,068  $       9    $     (13)     $  6,064
  U.S. Agency                                23,527         90          (97)       23,520
  State and municipal                       102,167      1,040         (616)      102,591
  U.S. Agency mortgage-backed
     securities                             334,825      2,386       (3,118)      334,093
  Other securities<F1>                        3,310         43           (1)        3,352
       Total                               $469,897  $   3,568     $ (3,845)     $469,620


Investment securities available for sale:
                                                           December 31, 1995
                                                     Gross         Gross
                                            Book     Unrealized    Unrealized    Market
                                            Value    Gains         Losses        Value
  U.S. Treasury                             $ 22,431 $      421    $     (14)    $ 22,838
  U.S. Agency                                 12,408          7          (27)      12,388
  State and municipal                         58,698      1,269          (89)      59,878
  U.S. Agency mortgage-backed
     securities                              296,669      4,784         (311)     301,142
  Other securities<F1>                        30,869          1           (4)      30,866
       Total                                $421,075 $    6,482    $    (445)    $427,112

Investment securities held to maturity:
                                                            December 31, 1995
                                                     Gross         Gross
                                            Book     Unrealized    Unrealized    Market
                                            Value    Gains         Losses        Value
  U.S. Treasury                             $    796 $       11    $       -     $    807
  U.S. Agency                                 31,512        511           (9)      32,014
  State and municipal                         97,900      1,973         (140)      99,733
  U.S. Agency mortgage-backed
     securities                              330,312      5,777         (957)     335,132
  Other securities<F1>                         3,431         75           (1)       3,505
       Total                                $463,951 $    8,347    $  (1,107)    $471,191

<F1>Other investment securities include corporate
    notes and bonds, asset-backed securities, and equity securities.

Investment securities available for sale:

                                                         March 31, 1995
                                                      Gross         Gross
                                             Book     Unrealized    Unrealized   Market
                                             Value    Gains         Losses       Value
  U.S. Treasury                              $ 23,413 $      177    $    (242)   $ 23,348
  U.S. Agency                                  31,245         22       (1,157)     30,110
  State and municipal                           1,437          -          (89)      1,348
  Mortgage-backed securities                  231,464      1,656       (3,775)    229,345
  Other securities<F1>                         37,083          2         (612)     36,473
       Total                                 $324,642 $    1,857    $  (5,875)   $320,624

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

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At March 31, 1996, 97.6% of the portfolio was rated "AAA" and 98.0% "AA" or higher as compared to 96.2% and 96.9%, respectively, at March 31, 1995. Less than 1.2% of the portfolio was rated below "A" or unrated on March 31, 1996.

     The Company may sell covered call options on securities held in the available for sale investment portfolio. At the time a call is written, the Company records a liability equal to the premium fee received. The call liability is marked to market monthly and the offset is made to earnings. During the first quarter of 1996, one contract covering securities totalling $9 million closed generating $11,000 of income. The Company limits total covered call options outstanding at any time to $25 million of available for sale securities. There were no open written call options at March 31, 1996.

6.   Loans Held for Sale

     At March 31, 1996, $6,917,000 of newly originated 30 year fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. Servicing rights are generally retained on sold loans. This strategy is executed in an effort to help neutralize long-term interest rate risk. The residential mortgage loans held for sale are carried at the lower of aggregate amortized cost or market value. Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

7.   Loans

     The loan portfolio of the Company consists of the following
(in thousands):

                                         March 31     December 31     March 31
                                         1996         1995            1995
     Commercial                          $109,151     $103,546        $111,444
     Commercial loans secured
        by real estate                    194,067      179,793         179,384
     Real estate - mortgage               405,981      414,967         385,376
     Consumer                             127,552      133,820         147,254
        Loans                             836,751      832,126         823,458
     Less:  Unearned income                 2,680        2,716           2,874
     Loans, net of unearned income       $834,071     $829,410        $820,584

     Real estate-construction loans were not material at these presented dates and comprised 1.8% of total loans net of unearned income at March 31, 1996. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

    When it is determined that the prospects for recovery of the principal of a loan(including impaired loans) have significantly diminished, the loan is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.

    An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                       Three Months Ended            Year Ended
                                           March 31                  December 31
                                       1996            1995          1995
Balance at beginning of period         $ 14,914        $ 15,590      $ 15,590
Reduction due to disposition of
     business line                            -            (342)         (342)
Charge-offs:
     Commercial                             221              95           576
     Real estate-mortgage                    29              40           135
     Consumer                               206             164           589
     Total charge-offs                      456             299         1,300

Recoveries:
     Commercial                             160              64           183
     Real estate-mortgage                     2               8            41
     Consumer                                77             117           457
     Total recoveries                       239             189           681

Net charge-offs                             217             110           619
Provision for loan losses                    23             120           285
Balance at end of period               $ 14,720        $ 15,258      $ 14,914

As a percent of average loans
     and loans held for
     sale, net of unearned
     income:
     Annualized net charge-offs            0.11%           0.05%         0.08%
     Annualized provision for
        loan losses                        0.01            0.06          0.03
Allowance as a percent of loans
     and loans held for sale, net
     of unearned income at period
     end                                   1.75            1.85          1.81
Allowance as a multiple of
     annualized net charge-offs,
     at period end                        16.87X          34.68X        24.09X
Total classified loans                  $26,783         $38,002       $28,355
Dollar allocation of reserve
     to general risk                      7,020           6,766         7,471
Percentage allocation of
     reserve to general risk              47.69%          44.34%        50.09%

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's
Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 29 and 33, respectively.)

9.  Components of Allowance for Loan Losses

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

    The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, annual credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $300,000. The Company has also identified two pools of small-dollar-value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

    At March 31, 1996, the Company had $2,098,000 in loans being specifically identified as impaired and a corresponding allocation of $1,311,000 was made to the allowance. The average outstanding balance for loans being specifically identified as impaired was $2,163,000 for the first quarter of 1996. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first quarter of 1996 as the Company generally applies any collected cash interest payments on impaired loans directly to principal.

    The following table sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline which was discussed above. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):


                           March 31, 1996        December 31, 1995       March 31, 1995
                                    Percent of            Percent of              Percent of
                                    Loans in              Loans in                Loans in
                                    Each                  Each                    Each
                                    Category              Category                Category
                           Amount   to Loans     Amount   to Loans       Amount   to Loans
Commercial                 $ 2,746   12.9%       $ 2,127   12.3%         $ 1,390   13.5%
Commercial loans secured
  by real estate             2,702   23.0          3,286   21.5            5,381   21.7
Real Estate -
  mortgage                     338   49.0            345   50.2              308   47.0
Consumer                       603   15.1            600   16.0              947   17.8
Allocation to
  general risk               7,020      -          7,471      -            6,766      -
Allocation for
  impaired loans             1,311      -          1,085      -              466      -

     Total                 $14,720  100.0%       $14,914  100.0%         $15,258  100.0%

     Even though real estate-mortgage loans comprise approximately 49% of the Company's total loan portfolio, only $338,000 or 2.3% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three year historical charge-off experience for consumer loans. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

     At March 31, 1996, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 8.)

10.  Purchased and Originated Mortgage Servicing Rights

     During the second quarter of 1995, the Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights," an amendment of SFAS 65, "Accounting for Certain Mortgage Banking Activities." In accordance with this new standard, the Company recognizes as separate assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or loan originations. The fair value of capitalized mortgage servicing rights is based upon the present value of estimated expected future cash flows. Based upon current fair values, capitalized mortgage servicing rights are periodically assessed for impairment, which is recognized in the income statement during the period in which impairment occurs by establishing a corresponding valuation allowance. For purposes of performing its impairment evaluation, the Company stratifies its portfolio of capitalized mortgage servicing rights on the basis of certain risk characteristics, including loan type and note rate.

     Under SFAS 65, the cost of originated mortgage servicing rights was not recognized as an asset and was charged to earnings when the related loan was sold. The effect of SFAS 122 was the capitalization of costs of originating mortgage servicing rights of $123,000 in the first quarter 1996.

11.  Non-performing Assets

     Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and (iii) other real estate owned (real estate acquired through foreclosure and in-substance foreclosures). All loans, except for loans that are insured for credit loss, are placed on non-accrual status upon becoming 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received.

     The following table presents information concerning non-performing assets (in thousands, except percentages):

                                    March 31       December 31       March 31
                                    1996           1995              1995
Non-accrual loans                   $6,891         $7,517            $5,401
Loans past due 90
   days or more                      1,320            995             2,731
Other real estate owned                636            914               767
Total non-performing
    assets                          $8,847         $9,426            $8,899

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate
   owned                              1.05%          1.13%            1.08%

     The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1)fair value minus estimated costs to sell, or
2)carrying cost.

     The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans (in thousands). There was no interest income recognized on impaired loans during the first quarter of 1996.

                                            Three Months Ended
                                                 March 31
                                            1996          1995
Interest income due in accordance
   with original terms                      $ 171         $ 145
Interest income recorded                       (3)          (42)
Net reduction (increase) in
   interest income                          $ 168         $ 103

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


                                   Shares           Shares       Option
                                   Under            Available    Price
                                   Option           For Option   Per Share
  Balance at December 31, 1994      75,867           38,500
          Increased authorized
             options                     -          157,000
          Options granted           56,800          (56,800)     $21.44-30.63
          Options exercised        (23,846)               -       17.25-25.00
          Options forfeited         (3,000)           3,000       21.44-23.88

  Balance at December 31, 1995     105,821          141,700      $17.25-30.63

          Options granted           78,000          (78,000)           $32.56
          Options exercised         (5,750)               -       17.25-23.88

  Balance at March 31, 1996        178,071           63,700      $17.25-32.56

On or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised.

13.  Off-Balance Sheet Hedge Instruments

     Policies

     The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. These interest rate contracts function as hedges against specific assets or liabilities on the Company's Consolidated Balance Sheet. Gains or losses on these hedge transactions are deferred and recognized as adjustments to interest income or interest expense of the underlying assets or liabilities over the hedge period.

     For interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Since only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.

     Any premium or transaction fee incurred to purchase interest rate caps or floors are deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in other assets on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions outstanding as of March 31, 1996, are as follows:

     Borrowed Funds Hedges

     On March 16, 1995, the Company entered into an interest rate swap agreement with a notional amount of $60 million and a termination date of March 16, 1997. Under the terms of the swap agreement, the Company pays a two year fixed interest rate of 6.93% and receives 90 day Libor which resets quarterly. The counter-party in this unsecured transaction is PNC Bank.

     This swap agreement was executed to hedge short-term borrowings which were incurred to fund investment securities as part of the increased leveraging of the balance sheet. Specifically, FHLB term advances which reprice quarterly are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to three years. This hedge transaction increased interest expense by $167,000 for the first quarter of 1996 and by $7,000 for the first quarter of 1995.

     On September 29, 1995, the Company entered into an interest rate swap agreement with a notional amount of $25 million and a termination date of September 29, 1997. Under the terms of the swap agreement, the Company pays a two year fixed interest rate of 6.05% and receives 90 day Libor which resets quarterly. The counterparty in this unsecured transaction is Mellon Bank.

     This swap agreement was executed to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice every 30 to 90 days are being used to fund fixed-rate agency mortgage-backed securities with a two year duration. This hedge transaction increased interest expense by $23,000 for the first quarter of 1996.

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

     This swap agreement was initiated to hedge interest rate risk in a declining, stable, or modestly rising rate environment. Specifically, this transaction hedges the CMO liability on the Company's Consolidated Balance Sheet by effectively converting the fixed percentage cost to a variable rate cost. This hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with a change in the market value of the CMO liability. Overall, this swap agreement increased interest expense by $16,000 in the first quarter of 1996 and $26,000 for the same 1995 period.

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counter-parties is remote.

     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a maximum notional amount outstanding of $250 million for interest rate swaps, and a maximum notional amount outstanding of $250 million for interest rate caps/floors. The Company had no interest rate caps or floors outstanding at March 31, 1996.

14.   Goodwill and Core Deposit Intangible Assets

      USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $18.1 million of goodwill and $5.1 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 Johnstown Savings Bank acquisition ($25.9 million) and the 1993 Integra Branches acquisition ($1.2 million).

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

                Remaining 1996             $ 1,769
                      1997                   2,356
                      1998                   2,170
                      1999                   2,014
                      2000                   1,904
                2001 and after              13,034

      A reconciliation of the Company's intangible asset balances for the first three months of 1996 is as follows (in thousands):

      Total goodwill & core deposit
          intangible assets at 12/31/95       $23,838
      Intangible amortization expense
          through 3/31/96                        (591)

      Total goodwill & core deposit
          intangible assets at 3/31/96        $23,247


     Goodwill and other intangible assets are reviewed for possible impairment at a minimum annually, or more frequently, if events or changed circumstances may affect the underlying basis of the asset. The Company uses an estimate of the subsidiary banks undiscounted future earnings over the remaining life of the goodwill and other intangibles in measuring whether these assets are recoverable.

15.  Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at March 31, 1996, (in thousands, except percentages):

        Type                Maturing         Amount         Weighted
                                                            Average
                                                            Rate
         Flexline           Overnight        $ 16,000       5.81%


         Advances and            1996         258,700       5.47
           wholesale             1997           2,750       5.61
           repurchase            1998         176,676       5.11
           agreements            1999           1,250       6.09
                                 2000           3,750       6.15
                                 2001 and
                                 after         16,200       7.61
        Total Advances and                    459,326       5.42
        wholesale repurchase
        agreements

        Total FHLB Borrowings                $475,326       5.44%

All of the above borrowings bear a fixed rate of interest, with the only exceptions being the Flexline whose rate can change daily. All FHLB stock and an interest in unspecified mortgage loans, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings. During the first quarter of 1996 and as reflected in the above table, the Company extended $150 million of FHLB borrowings from a 30 day maturity to a two year term at a fixed cost of approximately 5.00%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS ("M.D.& A.")


 .....PERFORMANCE OVERVIEW.....The Company's net income for the first quarter of 1996 totalled $4,943,000 or $0.93 per share on a fully diluted basis. The Company's net income for the first quarter of 1995 totalled $3,899,000 or $0.70 per share on a fully diluted basis. The 1996 results reflect a $1,044,000 or 26.8% earnings increase and a $0.23 or 32.9% improvement in fully diluted earnings per share when compared to the 1995 first quarter results. A similar comparison of first quarter 1996 results with fourth quarter 1995 performance reflects a 20.1% earnings growth and a 20.8% per fully diluted earnings per share increase. For the first quarter of 1996, the Company's return on average equity increased by 170 basis points to 13.14% while the return on average assets increased by 18 basis points to 1.06%.

    The Company's improved financial performance was due primarily to increased non-interest income, lower non-interest expense, and a reduced loan loss provision. These positive items were partially offset by a reduced amount of net interest income. The Company's earnings per share were also enhanced by the repurchase of its common stock because there were 271,000 fewer average fully diluted shares outstanding in the first quarter of 1996. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                              Three Months Ended    Three Months Ended
                              March 31, 1996        March 31, 1995
 Net income                   $ 4,943               $ 3,899
 Fully diluted earnings
    per share                    0.93                  0.70
 Return on average assets        1.06%                 0.88%
 Return on average equity       13.14                 11.44
 Average fully diluted common
    shares outstanding          5,312                 5,583

Presented on this page was a graph reflecting the past five quarters of the return on equity. The data points of which were 13.14, 11.15, 10.68, 10.87, and 11.44, respectively.

 .....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table compares the Company's net interest income performance for the first quarter of 1996 to the first quarter of 1995 (in thousands, except percentages):

                                 Three Months Ended
                                     March 31
                                 1996        1995      $ Change     % Change
Interest income                  $ 32,767    $ 32,223   544          1.7
Interest expense                   18,267      17,490   777          4.4
Net interest income                14,500      14,733  (233)        (1.6)
Tax-equivalent
   adjustment                         768         694    74         10.7
Net tax-equivalent
   interest income               $ 15,268    $ 15,427  (159)         1.0
Net interest margin                  3.49%       3.64% (0.15)%        N/M

N/M - Not meaningful.

    USBANCORP's net interest income on a tax-equivalent basis decreased by $159,000 or 1.0% while the net interest margin percentage declined by 15 basis points to 3.49%. The reduction in both net interest income and the net interest margin percentage was due to the earning asset yield decreasing to a greater extent than the cost of funds. Specifically, the Company's earning asset yield decreased by nine basis points to 7.72% while the cost of funds decreased by only one basis point to 4.70%. The decrease in the earning asset yield resulted from a greater dependence on investment securities as an earning asset due to a reduced volume of average loans outstanding and increased leveraging of the balance sheet.
The decline in the cost of funds was limited by a disintermediation of deposits from lower cost savings accounts into higher cost fixed-rate certificates of deposits.

 .....BALANCE SHEET LEVERAGING.....The Company's ongoing strategy to use borrowed funds to purchase earning assets in order to leverage the balance sheet and equity contributes to increased net interest income but a lower net interest margin percentage. The source for the borrowed funds is predominately the Federal Home Loan Bank ("FHLB") as each of the Company's subsidiary banks are members of the FHLB. Examples of FHLB borrowings used by the Company include one-year term funds tied to 90 day Libor, 30 and 90 day wholesale reverse repurchase agreements, overnight Flexline borrowings, and term advances. These funds are used primarily to purchase available for sale and held to maturity investment securities with durations ranging from one to three years. For the first quarter of 1996, the Company's total level of short-term borrowed funds and FHLB advances averaged $517 million or 27.6% of total assets compared to an average of $419 million or 23.3% of total assets for the first quarter of 1995. These borrowed funds had an average cost of 5.72% in the first quarter of 1996 which was 156 basis points greater than the average cost of deposits which amounted to 4.16%. When compared to the Company's first quarter 1996 earning asset yield, the net interest spread earned on assets funded with deposits amounted to 3.56% compared to a net interest spread of 2.00% on assets funded with short-term borrowings and FHLB advances. Consequently, this leveraging strategy contributes to an incremental improvement in net interest income dollars while causing a regression in the net interest margin percentage.

    The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to plus or minus 7.5% (see further discussion under Interest Rate Sensitivity). The Company continuously evaluates the approximate
$10 million of cash flow received monthly from the investment portfolio and makes one of the following three decisions which can impact the leveraged position of the balance sheet:

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

    It is recognized that interest rate risk does exist, particularly in a rising interest rate environment, from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $85 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the leveraging of the balance sheet. (See further discussion under Note 13.) Additionally, during the first quarter of 1996 the Company took advantage of the flatness of the Treasury yield curve to further reduce the interest rate risk associated with the balance sheet leveraging. Specifically, $150 million of non-hedged borrowings with the FHLB were extended from a 30 day maturity to a two year term at a fixed cost of approximately 5.0%. This liability extension strategy helped reduce both short term interest rate risk and the cost of borrowings as these funds had a cost of approximately 5.75% in the fourth quarter of 1995.

    Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first quarter of 1996 increased by $618,000 or 1.9% when compared to the same 1995 period. This increase was due entirely to a $42 million or 2.5% increase in total average earning assets which caused interest income to rise by $810,000. This net increase in average earning assets reflects $87 million of growth in investment securities and a $40 million decline in total loans. The additional interest income generated from higher earning asset volumes was partially offset by an unfavorable rate variance as the Company's total earning asset yield decreased by nine basis points to 7.72%. Within the earning asset base, the yield on total investment securities declined by 18 basis points to 6.84% due primarily to the lower interest rate environment experienced in the first quarter of 1996. Both the prime rate and fed funds rate were approximately 50 basis points lower in the first quarter of 1996 as compared to the first quarter of 1995. Despite the lower interest rate environment, the yield on the total loan portfolio increased modestly by six basis points to 8.62%. This yield improvement resulted from a shift in the loan portfolio composition away from fixed-rate residential mortgage loans to higher yielding commercial and commercial mortgage loans. Fixed-rate residential mortgage loans comprised 25.3% of the total average loan portfolio in the first quarter of 1996 compared to an average of 29.2% for the same 1995 quarter. Commercial and commercial mortgage loans comprised 37.4% of the total average loan portfolio in the 1996 first quarter compared to 35.8% for the 1995 first quarter. This growth in commercial loans resulted from a refocused emphasis on small business commercial lending(loans less than $250,000) which began in the second half of 1995. The reduced dependence on fixed-rate residential mortgage loans as an earning asset reflects the Company's ongoing strategy to sell newly originated 30 year fixed-rate mortgage product and the success of a balance sheet repositioning strategy executed late in the first quarter of 1995.(See further discussion under Non-Interest Income).

    The Company's total interest expense for the first quarter of 1996 increased by $777,000 or 4.4% when compared to the same 1995 period. This higher interest expense was caused by a $61 million increase in average interest bearing liabilities. Within the liability mix, total borrowed funds increased by $96 million in order to fund greater balance sheet leverage and replace a $35 million outflow in interest bearing deposits. The Company's cost of deposits increased by four basis points to 4.16% due to a disintermediation of funds from lower cost savings and NOW accounts into higher cost fixed-rate certificates of deposit. For the 1996 first quarter, savings and now accounts comprised 28.8% of interest bearing deposits compared to an average of 31.7% for the 1995 first quarter. Due to the lower interest rate environment and the favorable extension of FHLB borrowings mentioned above, the Company's cost of short-term borrowings and FHLB advances averaged 5.72% in the first quarter of 1996 or 33 basis points lower than the 6.05% average in the first quarter of 1995. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to decrease by only one basis point from 4.71% during the first quarter of 1995 to 4.70% during the first quarter of 1996.

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

Three Months Ended March 31 (In thousands, except percentages)

                                              1996                               1995
                                              Interest                           Interest
                                  Average     Income/     Yield/     Average     Income/    Yield/
                                  Balance     Expense     Rate       Balance     Expense    Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income              $  827,493  $ 18,027    8.62%      $  867,456  $ 18,427   8.56%
   Deposits with banks                 1,896        17    3.52            3,526        73   8.23
   Federal funds sold
     and securities
     purchased under
     agreement to resell                 383         6    5.96            2,092        38   7.18
   Investment securities:
      Available for sale             418,442     7,093    6.78          242,379     4,466   7.38
      Held to maturity               479,567     8,260    6.89          568,452     9,739   6.86
      Total investment
         securities                  898,009    15,353    6.84          810,831    14,205   7.02

   Assets held in trust for
      collateralized
      mortgage obligation              6,954       132    7.61            8,834       174   7.98
Total interest earning
   assets/interest income          1,734,735    33,535    7.72        1,692,739    32,917   7.81
Non-interest earning assets:
   Cash and due from banks            35,085                             39,601
   Premises and equipment             18,518                             19,051
   Other assets                      101,239                             61,312
   Allowance for loan
      losses                         (14,875)                           (15,591)
TOTAL ASSETS                      $1,874,702                         $1,797,112

                     CONTINUED ON NEXT PAGE

THREE MONTHS ENDED MARCH 31
CONTINUED FROM PREVIOUS PAGE

                                                     1996                                      1995
                                                     Interest                                  Interest
                                        Average      Income/    Yield/            Average      Income/     Yield/
                                        Balance      Expense    Rate              Balance      Expense     Rate
Interest bearing
   liabilities:
   Interest bearing
      deposits:
   Interest bearing
      demand                            $    82,130  $    208   1.02%             $   99,427   $   358      1.46%
   Savings                                  215,716       908   1.69                 239,003     1,150      1.95
   Other time                               736,156     9,578   5.23                 730,420     9,354      5.19
   Total interest bearing
      deposits                            1,034,002    10,694   4.16               1,068,850    10,862      4.12

   Short term borrowings:
      Federal funds
        purchased, secur-
        ities sold under
        agreements to
        repurchase and other
        short-term
        borrowings                            85,992    1,047   4.82                 191,585     2,664      5.64

   Advances from Federal
      Home Loan Bank                         431,080    6,320   5.90                 227,665     3,643      6.40
   Collateralized mortgage
      obligation                               6,395      135   8.49                   7,978       243     12.34
   Long-term debt                              5,623       71   5.08                   5,864        78      5.42
Total interest bearing
   liabilities/interest
   expense                                 1,563,092   18,267   4.70               1,501,942    17,490      4.71
Non-interest bearing
   liabilities:
   Demand deposits                           135,065                                 133,532
   Other liabilities                          25,221                                  23,377
   Stockholders' equity                      151,324                                 138,261
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                                 $1,874,702                              $1,797,112

Interest rate spread                                            3.02                                        3.10
Net interest income/
   net interest margin                                 15,268   3.49%                           15,427      3.64%
Tax-equivalent adjustment                                (768)                                    (694)
Net Interest Income                                   $14,500                                  $14,733

     When the Company's net interest performance for the first quarter of 1996 is compared to the fourth quarter of 1995, net interest income increased by $590,000 while the net interest margin improved by 12 basis points to 3.49%. A 14 basis point decline in the cost of funds caused the increased net interest income and margin as the earning asset yield was relatively stable between quarters. The reduced cost of funds was caused by declines in both deposit and borrowing costs. Growth in loans helped stabilize the earning asset yield despite the lower interest rate environment experienced in the first quarter of 1996. Total loans increased by $6.4 million or at an annualized growth rate of approximately 3.0% between December 31, 1995, and March 31, 1996. This growth, during a historically slower seasonal period, was due to increased commercial and commercial mortgage loan production and was not significantly influenced by refinancing activity. The Company's present loan pipelines suggest that this loan growth momentum will continue through the second quarter of 1996.

 ....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the first quarter of 1996 totalled $23,000 or 0.01% of average total loans. This represented a reduction of $97,000 from the first quarter 1995 provision of $120,000 or 0.06% of average total loans. The continued adequacy of the allowance for loan losses at each of the Company's banking subsidiaries supported the reduction in the provision level. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis. At March 31, 1996, the allowance for loan losses at each of the Company's banking subsidiaries was in compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the systematically determined minimum reserve need. In total, the Company's general unallocated reserve was $7.0 million at March 31, 1996, or 47.7% of the allowance for loan losses. Additionally, the reduction in the provision level was also supported by a favorable downward trend in substandard and doubtful classified asset categories experienced during 1995 and the first quarter of 1996. Total classified loans dropped by $11.2 million or 29.5% from $38.0 million at March 31, 1995, to $26.8 million at March 31, 1996.

 .....NON-INTEREST INCOME.....Non-interest income for the first quarter 1996 totalled $4.5 million which represented a $1.0 million or 29.9% increase when compared to the same 1995 period. This increase was primarily due to the following items:

      a $74,000 or 8.8% increase in trust fees to $919,000 in the first quarter of 1996. This core trust fee growth is prompted by the profitable expansion of the Company's business throughout western Pennsylvania including the Greater
      Pittsburgh marketplace.

      a $255,000 gain realized on the sale of investments securities available for sale in the first quarter of 1996. This gain resulted primarily from the sale of $80 million of agency mortgage-backed securities as well as a few small portfolio clean up transactions. These sales were executed to (1) provide liquidity to fund anticipated loan growth and (2) improve overall portfolio quality.

      a $235,000 gain realized on the sale of loans held for sale in the first quarter of 1996 compared to an $866,000 loss realized on this same type of activity in the first quarter of 1995 (a net favorable shift of $1.1 million). The 1996 gain resulted from normal sales activity at the Company's mortgage banking subsidiary. The 1995 first quarter loss resulted from the sale of $34 million of fixed-rate residential mortgage loans with a weighted average coupon of 7.79% and a weighted average maturity of 168 months. This sale was executed to diversify the Company's balance sheet mix and reduce its overall level of fixed-rate residential mortgage loans resulting from the Johnstown Savings Bank acquisition. The majority of the proceeds from the sale were reinvested in adjustable-rate agency securities to increase the repricing sensitivity of the Company's earning assets.

      a $175,000 or 25.7% decrease in net mortgage servicing fee income to $507,000. This amount resulted from $877,000 of mortgage servicing fees net of $370,000 of amortization expense of the cost of purchased and originated mortgage servicing rights. The decline in earnings between years was primarily due to increased amortization expense on the mortgage servicing rights as a result of faster mortgage prepayment speeds in 1996.

      a $905,000 gain was realized on the disposition of Frontier Finance Company, a subsidiary of Community Savings Bank, in the first quarter of 1995. This business line was sold because it did not fit into the Company's future strategic plans and was not meeting internal return on equity performance requirements. There were no business line dispositions in the first quarter of 1996.

      a $661,000 increase in other income due in part to a $419,000 increase in the net cash surrender value of a $31 million Bank Owned Life Insurance Policy. The remainder of the increase was due to additional income resulting from ATM transaction charges, other mortgage banking processing fees, letters of credit fees, and check supply sales.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the first quarter of 1996 totalled $12.3 million which represented a $207,000 or 1.7% decrease when compared to the same 1995 period. This decrease was primarily due to the following items:

      a $305,000 decrease in salaries and employee benefits due to 16 fewer full-time equivalent employees ("FTE"), reduced profit sharing expense, and the benefits of the Company's shared proportionate sacrifice program which took effect January 1, 1996. This program, which was discussed in detail in the Company's 1995 Annual Report, was implemented in order to reduce expense and demonstrate employee commitment to achieving and sustaining an intermediate term 13% return on equity. The program included salary rollbacks ranging from 3% to 10% for officers and a wage freeze for all other employees.

      a $111,000 increase in professional fees due to higher legal and other professional fees in the first quarter of 1996.

      a $516,000 decrease in FDIC deposit insurance expense due to a reduction in the premium assessment rate on deposits covered by the Bank Insurance Fund ("BIF") from $0.23 per hundred dollars of deposits to zero per hundred dollars of deposits. Approximately $900 million or 77% of the Company's deposits are covered by the BIF while the remaining $270 million or 23% are part of the Savings Association Insurance Fund ("SAIF"). The premium rate assessment on deposits covered by SAIF continues at $0.23 per hundred dollars of deposits. The proposed recapitalization of the SAIF may result in a one-time special assessment to the Company (currently estimated to be $0.85 per hundred dollars of deposits) sometime in 1996.

      a $442,000 increase in other expense due to higher advertising expense, other real estate owned expense and outside processing fees.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first quarter of 1996 was $1.8 million reflecting an effective tax rate of 26.2%. The Company's 1995 first quarter income tax provision was $1.7 million or an effective tax rate of 30.2%.
The lower effective tax rate was caused by increased total tax-free asset holdings which were $32.9 million higher on average in the first quarter of 1996 as compared to the first quarter of 1995. The tax-free asset holdings consist primarily of municipal investment securities and bank owned life insurance. Net deferred income taxes of $651,000 have been provided as of March 31, 1996, on the differences between taxable income for financial and tax reporting purposes.

 .....NET OVERHEAD BURDEN.....The Company's efficiency ratio(non-
interest expense divided by total revenue) showed significant improvement as it declined from 66.2% for the first quarter of 1995 to 62.2% for the first quarter of 1996. The combination of increased non-interest income and reduced non-interest expense were the key factors responsible for the decline. The Company is well positioned to achieve its goal of reducing this ratio to below 60% over the next 12 to 15 month period. Employee productivity ratios also continued to demonstrate improvement as total assets per employee averaged $2.6 million for the first quarter of 1996 a 8.3% increase over the $2.4 million average for the same prior year quarter.

Presented on this page was a graph of the Efficiency ratio for the past five quarters. The data points were 62.18, 66.92, 67.69, 67.08, and 66.18, respectively.

 .....BALANCE SHEET.....The Company's total consolidated assets were
$1.904 billion at March 31, 1996, compared with $1.885 billion at December 31, 1995, which represents a modest increase of $19 million or 1.0% due to increased leveraging of the balance sheet. During the first quarter of 1996, total loans and loans held for sale increased by approximately $6.4 million due to the previously mentioned growth in commercial and commercial mortgage loans. Consumer loans continued to decline due to net run-off experienced in the indirect auto loan portfolio. Total investment securities increased by $25.3 million due to purchases of mortgage-backed and municipal securities.

 Total deposits decreased by $7.9 million or 0.7% since December
31, 1995, due to reduced non-interest bearing deposits as the year-end 1995 figures reflected a seasonal build up in demand deposit account balances. The Company's total borrowed funds position increased by $28.6 million due to additional leveraging of the balance sheet with FHLB borrowings. As previously mentioned, the Company did extend $150 million of FHLB advances from a 30 day maturity to a two year term in order to reduce short-term interest rate risk. Overall, the Company's asset leverage ratio was 6.69% at March 31, 1996.

 The Company now carries $18.1 million of goodwill and $5.1 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets were originated with the Johnstown Savings Bank(JSB) acquisition. The Company paid this premium for JSB and believes its franchise value has been strengthened by the acquisition for several reasons:

   JSB's customer base, branch locations, and approximately $190 million of stable low cost core deposits allowed the Company to obtain a 25% market share leadership position in Cambria County
   - one of its primary markets.

   the intra-market consolidation opportunities are generating significant ongoing earnings enhancements which approximated $5 million for the full year 1995.

 .....MARKET AREA ECONOMY.....The economy-at-large is experiencing a significant volatility in the financial market arena. Treasury bond yields have moved upward since mid-February, in some cases by as much as 150 basis points, causing a steepening of the yield curve. Much of the economic data presented over this period suggests solid economic growth, which have revived concerns of inflation. Many economists are presently projecting 1996 third quarter Gross Domestic Product well beyond the 2% to 3% target set by the Federal Reserve.

   Both regions in the Company's marketplace, which includes
Greater Johnstown and suburban Pittsburgh, are experiencing slightly increasing deposit volumes. Lending pipelines have markedly improved and activity is increasing.

   The confidence in the local economy is evidenced by the Pennsylvania Economy League giving its endorsement to a $20 million expansion of the Cambria County War Memorial Arena in Johnstown, PA. This vision would more than double the arena's seating capacity, creating seats for 9,000 to 11,000 people. Conference space on a new third floor would accommodate 500 people, and a seven story garage would provide parking. Additionally, plans were announced for a new discount motel and a restaurant to open near this development.

   In the Pittsburgh marketplace the merger of Allegheny Ludlum Corp. with Teledyne, Inc. will improve the Pittsburgh company's financial health and give it a chance to expand. The companies announced that they are entering a $3.2 billion merger that will create a new corporation, to be called Allegheny Teledyne, Inc. The new corporation will have annual sales of about $4 billion. Additionally, Lycos Inc., which designs on-line guides to the World Wide Web, is set to make an initial offering of 3 million shares of stock in hopes of raising between $35-$37 million.

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

   The following table sets forth information concerning
USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                          March 31         December 31     March 31
                                          1996             1995            1995
     Total loan delinquency (past due
      30 to 89 days)                      $11,647          $14,324         $16,408
     Total non-accrual loans                6,891            7,517           5,401
     Total non-performing assets<F1>        8,847            9,426           8,899
     Loan delinquency, as a percentage
        of total loans and loans held
        for sale, net of unearned income     1.38%            1.72%           1.99%
     Non-accrual loans, as a percentage
        of total loans and loans held
        for sale, net of unearned
        income                               0.82             0.90            0.66
     Non-performing assets, as a
        percentage of total loans and
        loans held for sale, net of
        unearned income, and other
        real estate owned                    1.05             1.13            1.08

<F1>Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned. All loans, except for loans that are insured for credit loss, are placed on non-accrual status upon becoming 90 days past due in either principal or interest.

  Between December 31, 1995, and March 31, 1996, total loan delinquency declined by $2.7 million causing the delinquency ratio to drop to 1.38%. The lower delinquency resulted from enhanced collection efforts on residential mortgage loans. Both non-accrual loans and non-performing assets also demonstrated favorable declines since year-end due to the success of the Company's ongoing workout programs.

  Potential problem loans consist of loans which are included in performing loans, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At March 31, 1996, all identified potential problem loans were included in the preceding table.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):


                                        March 31          December 31      March 31
                                        1996              1995             1995
  Allowance for loan losses             $ 14,720          $ 14,914         $ 15,258
  Amount in the allowance
        for loan losses
        allocated to "general risk"        7,020             7,471            6,766
  Allowance for loan losses as
        a percentage of each of
        the following:
       total loans and loans
             held for sale,
         net of unearned income             1.75%            1.79%             1.85%
       total delinquent loans
             (past due 30 to 89 days)     126.38           104.12             92.99
       total non-accrual loans            213.61           198.40            282.50
       total non-performing assets        166.38           158.22            171.46

  Since December 31, 1995, the balance in the allowance for loan losses has declined modestly by $194,000 to $14.7 million due to net charge-offs exceeding the loan loss provision. Net charge-offs for the first quarter of 1996 amounted to $217,000 or 0.10% of total average loans compared to net charge-offs of $110,000 or 0.05% of total average loans for the same 1995 period. The Company's allowance for loan losses at March 31, 1996, was 166% of non-performing assets and 214% of non-accrual loans. Both of these coverage ratios increased since year-end 1995 due to the Company's improved asset quality.

 .....INTEREST RATE SENSITIVITY.....Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income and capital. The management and measurement of interest rate risk at USBANCORP is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income and capital levels over specific future time periods by projecting the yield performance of assets and liabilities in numerous varied interest rate environments; and 2)static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time.

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

  The following table presents a summary of the Company's static
GAP positions (in thousands, except for the GAP ratios):

                                    March 31           December 31        March 31
                                    1996               1995               1995
    Six month cumulative GAP
        RSA................         $ 564,681          $ 589,200          $ 592,876
        RSL................          (757,707)          (845,020)          (747,061)
        Off-balance sheet
           hedges..........            75,000            (75,000)            50,000
        GAP................         $(118,026)         $(180,820)         $(104,185)
        GAP ratio..........              0.83X              0.77X              0.85X
        GAP as a % of total
           assets..........             (6.20)%            (9.59)%            (5.75)%
        GAP as a % of total
           capital.........            (79.21)           (120.15)            (72.85)

    One year cumulative GAP
        RSA................         $ 768,502          $ 787,615          $ 774,135
        RSL................          (862,245)          (986,669)          (877,857)
        Off-balance sheet
           hedges..........            25,000            (75,000)            50,000
        GAP................         $ (68,743)         $(124,054)         $ (53,722)
        GAP ratio..........              0.92X              0.86X              0.94X
        GAP as a % of total
           assets..........             (3.61)%            (6.58)%            (2.96)%
        GAP as a % of total
           capital.........            (46.13)            (82.43)            (37.56)

    When March 31, 1996, is compared to December 31, 1995, both the Company's six month and one year cumulative GAP ratios became less negative due to fewer rate sensitive liabilities. The extension of $150 million of FHLB advances from a 30 day maturity to a two year term was the primary factor responsible for the reduction in rate sensitive liabilities. As separately disclosed in the above table, the hedge transactions (described in detail in Note 13) reduced the negativity of the six month GAP by $75 million and the one year GAP by $25 million.

    A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc. At March 31, 1996, the balance in these accounts totalled $454 million or 23.8% of total assets. Within the above static GAP table, approximately $141 million or 31% of the total low cost core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is consistently used for all GAP ratios presented. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that up to a 250 basis point increase in rates will not necessitate a change in the cost of these accounts.

    There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places primary emphasis on simulation modeling to manage and measure interest rate risk. At
March 31, 1996, these varied economic interest rate simulations indicated that the maximum negative variability of USBANCORP's net interest income over the next twelve month period was -2.4% under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. Capital impairment under this simulation was estimated to be less than 1.0%. The off- balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income in a rising interest rate environment. The Company's asset liability management policy seeks to limit net interest income variability to plu or minus7.5% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points.

    Within the investment portfolio at March 31, 1996, 48.7% of the portfolio is currently classified as available for sale and 51.3% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30 year fixed-rate mortgage loans. The Company will usually retain servicing rights at its mortgage banking subsidiary and recognize fee income over the remaining lives of the loans sold at an average rate of approximately 30 basis points on the loan balances outstanding.

 .....LIQUIDITY.....Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totalled $136 million at March 31, 1996, and $169 million at both December 31, 1995, and March 31,
1995. Maturing and repaying loans as well as the monthly cash flow associated with certain asset- and mortgage-backed securities are other significant sources of asset liquidity.

    Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At March 31, 1996, USBANCORP's subsidiaries had approximately $122.4 million of unused lines of credit available under informal arrangements with correspondent banks compared to $167.7 million at March 31, 1995. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer-term advances up to approximately 80% of their investment in assets secured by one-to-four family residential real estate. This would suggest a current total available Federal Home Loan Bank borrowing capacity of approximately $289 million. Furthermore, USBANCORP had available at March 31, 1996, $7.6 million of a total $12.5 million unsecured line of credit.

    Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $13.3 million from December 31, 1995, to March 31, 1996, due primarily to $41.8 million of net cash used by investing activities. This more than offset $9.7 million of net cash provided by operating activities and $18.9 million of net cash provided by financing
activities.   Within investing activities, purchases of investment
securities exceeded the cash proceeds from investment security maturities and sales by approximately $30.5 million. Cash advanced for new loan fundings totalled $88.3 million and was approximately $11.9 million greater than the cash received from loan principal payments and sales. Within financing activities, cash payments for maturing certificates of deposit exceeded cash generated from the sale of new certificates of deposit by $2.6 million. Net principal borrowings of advances from Federal Home Loan Bank provided $30.5 million of cash.

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

 .....CAPITAL RESOURCES.....The following table highlights the
Company's compliance with the required regulatory capital ratios for each of the periods presented (in thousands, except ratios):

                               March 31, 1996            December 31, 1995             March 31, 1995
                               Amount      Ratio         Amount       Ratio            Amount       Ratio
RISK-ADJUSTED
  CAPITAL RATIOS
Tier 1 capital                 $  125,838  13.72%        $  123,251   13.63%           $  120,639   12.89%
Tier 1 capital
  minimum requirements             36,696   4.00             36,162    4.00                37,438    4.00
Excess                         $   89,142   9.72%        $   87,089    9.63%           $   83,201    8.89%

Total capital                  $  137,305  14.97%        $  134,552   14.88%           $  132,338   14.14%
Total capital
   minimum requirements            73,392   8.00              72,325   8.00                74,876    8.00
Excess                         $   63,913   6.97%        $    62,227   6.88%           $   57,462    6.14%

Total risk-adjusted
   assets                      $  917,399                $   904,062                   $  935,946

ASSET LEVERAGE
   RATIO
Tier 1 capital                 $  125,838   6.69%        $   123,251   6.63%           $  120,639    6.74%
Minimum requirements               94,021   5.00              92,907   5.00                89,496    5.00
Excess                         $   31,817   1.69%        $    30,344   1.63%           $   31,143    1.74%

Total adjusted assets          $1,880,411                $ 1,858,131                   $1,789,911

     Between December 31, 1995, and March 31, 1996, each of the Company's regulatory capital ratios increased slightly due to overall net growth in equity. The Company continued to balance regulatory capital requirements with shareholder value needs by optimizing the asset leverage ratio between the 6% to 7% range. The Company used funds provided by a $10 million unsecured line of credit to repurchase 50,000 shares or $1.6 million of its common stock during the first quarter of 1996. The rate on this unsecured line of credit floats at 50 basis points under the prime rate. Through March 31, 1996, the Company has repurchased a total of 473,000 shares of its common stock at a total cost of $12.7 million or $26.75 per share. The Company plans to continue its treasury stock repurchase program throughout 1996 which currently permits a maximum total repurchase authorization of $18 million. The maximum price per share at which the Company can repurchase stock is 130% of book value.

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

     The Company's declared Common Stock cash dividend per share was $0.27 for the first quarter of 1996 which was an 8.0% increase over the $0.25 per share dividend for the same 1995 interim period. Additionally, in consideration of both the improving net income and the Company's "Strategic and Capital Plan," the Board of Directors increased the quarterly cash dividend 11.1% from $0.27 to $0.30 commencing with the next scheduled dividend declaration on May 24, 1996. This is the eighth dividend increase since 1990, raising the annual payout per common share to $1.20 or an approximate yield of 3.4%. The average common dividend yield for Pennsylvania bank holding companies is approximately 2.8%. This Board action further demonstrates the Company's commitment to a progressive total shareholder return which includes maintaining the common dividend at a higher level than its' peers.

Presented on this page was a graph of fully diluted earnings per share for the past five quarters. The data points were $0.93, $0.77, $0.72, $0.70, and $0.70, respectively.

Presented on this page is the service area map reflecting the six counties serviced by USBANCORP, Inc.

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibit

            15.1 Letter re: unaudited interim financial information

     (b) Reports on Form 8-K: There were no reports filed on Form 8-K during the first quarter of 1996.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                USBANCORP, Inc.
                                Registrant


Date: May 14, 1996              /s/Terry K. Dunkle
                                Terry K. Dunkle
                                Chairman, President and
                                Chief Executive Officer




Date: May 14, 1996              /s/Orlando B. Hanselman
                                Orlando B. Hanselman
                                Executive Vice President &
                                Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

April 19, 1996

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To the Stockholders and
  Board of Directors of
  USBANCORP, Inc. :

  We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders equity and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of USBANCORP, Inc. as of December 31, 1995 and, in our report dated January 25, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                     /s/Arthur Andersen LLP
                                     ARTHUR ANDERSEN LLP

  Pittsburgh, Pennsylvania,
       April 19, 1996

  April 19, 1996

  To the Stockholders and Board of Directors of USBANCORP, INC.:

  We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form
  S-3 (Registration No. 33-56604); Form S-8
  (Registration No. 33-53935); Form S-8 (Registration
  No. 33-55845); Form S-8 (Registration No. 33-55207);
  and Form S-8 (Registration No. 33-55211) its Form
  10-Q for the quarter ended March 31, 1996, which includes our report dated April 19, 1996, covering the unaudited interim financial statement information contained therein. Pursuant to
  Regulation C of the Securities Act of 1933 (the
  Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

  Very truly yours,
  /s/Arthur Andersen LLP
  ARTHUR ANDERSEN LLP