Form 10-Q
period 1996-06-30
USBANCORP INC /PA/
filed 1996-08-13
CIK 707605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                            (Mark One)
   X     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the period ended     June 30, 1996

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

                       X  Yes           No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                      Outstanding at August 1, 1996
Common Stock, par value $2.50               5,186,989
per share

                         USBANCORP, INC.

                              INDEX
                                                          Page No.
PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheet -
               June 30, 1996, December 31, 1995,
               and June 30, 1995                               3


          Consolidated Statement of Income -
               Three Months and Six Months Ended
               June 30, 1996, and 1995                         4


          Consolidated Statement of Changes
               in Stockholders' Equity -
               Six Months Ended
               June 30, 1996, and 1995                         6



          Consolidated Statement of Cash Flows -
               Six Months Ended
               June 30, 1996, and 1995                         7



          Notes to Consolidated Financial
               Statements                                      8


          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                      23


Part II.  Other Information                                   48

                          USBANCORP, INC.
                   CONSOLIDATED BALANCE SHEET
                         (In thousands)


                                            June 30           December 31         June 30
                                            1996              1995                1995
                                            (Unaudited)                           (Unaudited)
ASSETS
   Cash and due from banks                  $    39,383       $    45,771         $   40,661
   Interest bearing deposits with
        banks                                       801               647              6,174
  Federal funds sold and securities
     purchased under agreements to
     resell                                         400            13,750             16,850
  Investment securities:
     Available for sale                         426,989           427,112            316,958
      Held to maturity (market value
       $499,620 on June 30, 1996,
          $471,191 on December 31, 1995,
          and $527,459 on June 30, 1995)        507,560           463,951            523,655
  Assets held in trust for collateralized
     mortgage obligation                          6,144             7,099              8,298
  Loans held for sale                             9,050             5,224              3,822
  Loans                                         849,110           832,126            800,885
  Less:   Unearned income                         2,799             2,716              2,963
          Allowance for loan losses              13,988            14,914             14,886
       Net Loans                                832,323           814,496            783,036

  Premises and equipment                         18,001            18,588             18,881
  Accrued income receivable                      17,212            16,752             16,933
  Mortgage servicing rights                      11,631            11,372             11,457
  Goodwill and core deposit intangibles          22,658            23,838             25,783
  Other assets                                   39,323            36,772             26,440
  TOTAL ASSETS                              $ 1,931,475       $ 1,885,372        $ 1,798,948

LIABILITIES
  Non-interest bearing deposits             $   145,550       $   145,379        $   163,685
  Interest bearing deposits                   1,033,372         1,032,479          1,070,812
     Total deposits                           1,178,922         1,177,858          1,234,497
  Federal funds purchased and
       securities sold under agreements
     to repurchase                               87,689            63,828             59,916
  Other short-term borrowings                    41,891            30,528             75,469
  Advances from Federal Home Loan Bank          447,435           428,217            246,200
  Collateralized mortgage obligation              5,586             6,548              7,436
  Long-term debt                                  4,644             5,061              4,292
     Total borrowed funds                       587,245           534,182            393,313
  Other liabilities                              19,157            22,840             24,519

        TOTAL LIABILITIES                     1,785,324         1,734,880          1,652,329

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
     2,000,000 shares authorized;
     there were no shares issued and
     outstanding for the periods
     presented                                        -                 -                  -
  Common stock, par value $2.50 per share;
     12,000,000 shares authorized;
     5,739,901 shares issued and 5,186,989
     outstanding on June 30, 1996;
     5,733,701 shares issued and
     5,310,489 outstanding on December 31,
     1995; 5,712,922 shares issued and
     5,531,966 outstanding on
     June 30, 1995                               14,350            14,334             14,282
  Treasury stock at cost, 552,912 shares
     on June 30, 1996, 423,212 shares
     on December 31, 1995, and 180,956
     shares on June 30, 1995                    (15,406)          (11,007)            (4,261)
  Surplus                                        93,472            93,361             92,970
  Retained earnings                              57,648            50,401             45,245
  Net unrealized holding (losses) gains on
     available for sale securities               (3,913)            3,403             (1,617)
                 TOTAL STOCKHOLDERS' EQUITY     146,151           150,492            146,619
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                $ 1,931,475       $ 1,885,372        $ 1,798,948

   See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
                CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share data)
                            Unaudited


                                                  Three Months Ended           Six Months Ended
                                                        June 30                     June 30
                                                  1996           1995          1996         1995
INTEREST INCOME
   Interest and fees on loans and loans held
      for sale:
         Taxable                                  $ 17,850       $ 16,403      $ 35,378     $ 34,013
         Tax exempt                                    388            632           755        1,249
   Deposits with banks                                  17            120            34          193
   Federal funds sold and securities
      purchased under agreements to resell              28             60            34           98
   Investment securities:
      Available for sale                             6,914          5,647        14,007       10,353
      Held to maturity                               7,926          8,730        15,550       17,735
   Assets held in trust for collateralized
      mortgage obligation                              122            173           254          347
         Total Interest Income                      33,245         31,765        66,012       63,988

INTEREST EXPENSE
   Deposits                                         10,555         11,707        21,249       22,569
   Federal funds purchased and securities
      sold under agreements to repurchase              935          1,898         1,592        4,009
   Other short-term borrowings                         309            652           699        1,205
   Advances from Federal Home Loan Bank              6,285          3,686        12,605        7,329
   Collateralized mortgage obligation                  117            239           252          482
   Long-term debt                                       12             47            83          125
         Total Interest Expense                     18,213         18,229        36,480       35,719

NET INTEREST INCOME                                 15,032         13,536        29,532       28,269
   Provision for loan losses                            22             75            45          195

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                      15,010         13,461        29,487       28,074

NON-INTEREST INCOME
   Trust fees                                          963            849         1,882        1,694
   Net realized gains (losses)
      on investment securities                          64            725           319          724
   Net realized gains(losses) on loans and
      loans held for sale                              214            108           449         (758)
   Gain on disposition of business line                  -              -             -          905
   Wholesale cash processing fees                      272            298           539          587
   Service charges on deposit accounts                 800            706         1,560        1,414
   Net mortgage servicing fees                         576            651         1,083        1,333
   Other income                                      1,683          1,201         3,270        2,127
         Total Non-Interest Income                   4,572          4,538         9,102        8,026

NON-INTEREST EXPENSE
   Salaries and employee benefits                    6,170          6,214        12,289       12,638
   Net occupancy expense                             1,110          1,045         2,254        2,141
   Equipment expense                                   717            851         1,592        1,738
   Professional fees                                   724            540         1,408        1,113
   Supplies, postage, and freight                      711            645         1,359        1,296
   Miscellaneous taxes and insurance                   364            366           730          693
   FDIC deposit insurance expense                      160            675           326        1,357
   Amortization of goodwill and
      core deposit intangibles                         589            624         1,180        1,226
   Other expense                                     1,835          1,635         3,553        2,911
         Total Non-Interest Expense               $ 12,380       $ 12,595      $ 24,691     $ 25,113

                     CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE

                                                 Three Months Ended           Six Months Ended
                                                       June 30                    June 30
                                                 1996          1995           1996         1995
INCOME BEFORE INCOME TAXES                       $  7,202      $  5,404       $ 13,898     $ 10,987
   Provision for income taxes                       1,920         1,523          3,673        3,207

NET INCOME                                       $  5,282      $  3,881       $ 10,225     $  7,780

PER COMMON SHARE DATA:
   Primary:
      Net income                                  $   1.01     $   0.70       $   1.94     $   1.40
      Average shares outstanding                  5,241,045    5,556,409      5,276,507    5,569,818
   Fully Diluted:
      Net income                                  $   1.01     $   0.70       $   1.94     $   1.40
      Average shares outstanding                  5,241,045    5,562,355      5,276,507    5,572,791
   Cash Dividends Declared                        $   0.30     $   0.27       $   0.57     $   0.52

See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In thousands)
                            Unaudited


                                                                                                           Net
                                                                                                           Unrealized
                                                                                                           Holding
                                         Preferred      Common      Treasury                 Retained      Gains
                                         Stock          Stock       Stock        Surplus     Earnings      (Losses)        Total
Balance December 31, 1994                $      -       $ 14,275    $  (3,064)   $ 92,923    $ 40,355      $   (7,353)     $137,136
Net income                                      -              -            -           -       7,780               -         7,780
Dividend reinvestment
   and stock
   purchase plan                                -              7            -          47           -               -            54
Net unrealized holding
   gains (losses) on
   investment
   securities                                   -              -            -           -           -           5,736         5,736
Cash dividends
   declared:
   Common stock($0.25
   per share on 5,584,722
   shares and $0.27 per
   share on 5,531,966
   shares)                                      -              -            -           -      (2,890)              -        (2,890)
Treasury stock, purchase of
53,256 shares at cost                           -              -       (1,197)          -           -               -        (1,197)
Balance June 30, 1995                     $     -       $ 14,282     $ (4,261)   $ 92,970    $ 45,245      $   (1,617)     $146,619

Balance December 31, 1995                 $     -       $ 14,334     $(11,007)   $ 93,361    $ 50,401      $    3,403      $150,492
Net income                                      -              -            -           -      10,225               -        10,225
Dividend reinvest-
   ment and stock
   purchase plan                                -             16            -         111           -               -           127
Net unrealized
   holding gains
   (losses) on
   investment
   securities                                   -              -            -           -           -          (7,316)       (7,316)
Cash dividends
   declared:
   Common stock
   ($0.27 per share
   on 5,266,539
   shares and $0.30 per
   share on 5,186,989
   shares)                                      -              -            -           -      (2,978)              -        (2,978)
Treasury stock, purchase of
129,700 shares at cost                          -              -       (4,399)          -           -               -        (4,399)

Balance June 30, 1996                     $     -       $ 14,350     $(15,406)   $ 93,472    $ 57,648      $   (3,913)     $146,151

See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                            Unaudited

                                                          Six Months Ended
                                                                June 30
                                                          1996            1995
OPERATING ACTIVITIES
     Net income                                           $  10,225       $    7,780
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Origination of mortgage loans held for sale            (92,785)         (43,651)
     Sales of mortgage loans held for sale                  100,950           41,975
     Provision for loan losses                                   45              195
     Depreciation and amortization expense                    1,305            1,273
     Amortization expense of goodwill and core
       deposit intangibles                                    1,180            1,226
     Amortization expense of mortgage servicing
       rights                                                   689              570
     Net amortization (accretion) of investment securities      198           (1,445)
     Net realized gains on investment securities               (319)            (724)
     Net realized (gains) losses on loans and loans
         held for sale                                         (449)             758
     Increase in accrued income receivable                     (460)             (39)
     Increase (decrease) in accrued expense payable          (2,951)           2,911
     Net cash provided by operating activities               17,628           10,829

INVESTING ACTIVITIES
   Purchases of investment securities and other
     short-term investments                                (278,136)        (149,195)
   Proceeds from maturities of investment securities and
         other short-term investments                        88,196           34,687
   Proceeds from sales of investment securities and
     other short-term investments                           135,320           68,949
   Long-term loans originated                              (174,917)        (128,964)
   Mortgage loans held for sale                              (9,050)          (3,822)
   Principal collected on long-term loans                   154,446          147,898
   Loans purchased or participated                             (186)            (587)
   Loans sold or participated                                   663           47,303
   Net (increase) decrease in credit card receivable
         and other short-term loans                            (370)           4,451
   Purchases of premises and equipment                         (740)          (1,183)
   Sale/retirement of premises and equipment                     22              134
   Net decrease in assets held in trust for
         collateralized mortgage obligation                     955              806
   Net increase of mortgage servicing rights                   (948)            (575)
   Net decrease (increase) in other assets                    1,389          (14,568)
   Net cash (used) provided by investing activities       $ (83,356)      $    5,334

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit            $ 134,729       $  247,866
Payments for maturing certificates of deposits             (139,751)        (203,752)
Net increase (decrease) in demand and savings deposits        6,086           (5,863)
Net increase (decrease) in federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings                           34,262          (84,014)
Net principal borrowings of advances
   from Federal Home Loan Bank                               19,218           46,106
Repayments of long-term debt                                   (417)          (1,514)
Common stock cash dividends paid                             (1,422)          (2,800)
Proceeds from dividend reinvestment, stock
   purchase plan, and stock options exercised                   127               54
Purchases of treasury stock                                  (4,399)          (1,197)
Net decrease in other liabilities                            (2,289)          (1,255)
Net cash provided (used) by financing activities             46,144           (6,369)

NET (DECREASE) INCREASE IN CASH EQUIVALENTS                 (19,584)           9,794

CASH EQUIVALENTS AT JANUARY 1                                60,168           53,891

CASH EQUIVALENTS AT JUNE 30                               $  40,584       $   63,685

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

     With respect to the unaudited consolidated financial information of the Company for the three month and six month periods ended June 30, 1996, and 1995, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate report dated July 19, 1996, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1995, numbers are derived from audited financial statements.

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

4.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $2,026,000 in income tax payments in the first six months of 1996 as compared to $1,817,000 for the first six months of 1995. Total interest expense paid amounted to $39,431,000 in 1996's first six months compared to $31,768,000 in the same 1995 period.

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

Investment securities available for sale:

                                                      June 30, 1996
                                                  Gross          Gross
                                        Book      Unrealized     Unrealized    Market
                                        Value     Gains          Losses        Value
  U.S. Treasury                         $ 13,922  $      189     $     (48)    $ 14,063
  U.S. Agency                              1,546           -           (52)       1,494
  State and municipal                     53,749         731          (233)      54,247
  U.S. Agency mortgage-backed
     securities                          336,718       2,052        (8,226)     330,544
  Other securities<F1>                    26,641           -             -       26,641
       Total                            $432,576  $    2,972     $  (8,559)    $426,989

  <F1>Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity:
                                                    June 30, 1996
                                               Gross         Gross
                                    Book       Unrealized    Unrealized   Market
                                    Value      Gains         Losses       Value
  U.S. Treasury                     $  6,073   $       -     $     (50)   $  6,023
  U.S. Agency                         27,450           -          (531)     26,919
  State and municipal                103,282         668        (1,378)    102,572
  U.S. Agency mortgage-backed
     securities                      367,473         644        (7,309)    360,808
  Other securities<F1>                 3,282          37           (21)      3,298
       Total                        $507,560   $   1,349     $  (9,289)   $499,620



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

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At June 30, 1996, 98.0% of the portfolio was rated "AAA" and 98.2% "AA" or higher as compared to 96.9% and 97.5%, respectively, at June 30, 1995. Approximately 1.0% of the portfolio was rated below "A" or unrated on June 30, 1996.

     The Company may sell covered call options on securities held in the available for sale investment portfolio. At the time a call is written, the Company records a liability equal to the premium fee received. The call liability is marked to market monthly and the offset is made to earnings. During the first half of 1996, contracts covering securities totalling $18 million closed generating $28,000 of income. The Company limits total covered call options outstanding at any time to $25 million of available for sale securities. There were no open written call options at June 30, 1996.

6.   Loans Held for Sale

     At June 30, 1996, $9,050,000 of fixed-rate residential mortgage loans originated during 1996 were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. Servicing rights are generally retained on sold loans. This strategy is executed in an effort to help neutralize long-term interest rate risk. The residential mortgage loans held for sale are carried at the lower of aggregate amortized cost or market value. Net realized and unrealized gains and losses are calculated by the specific identification method and are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

7.   Loans

     The loan portfolio of the Company consists of the following
(in thousands):

                                    June 30    December 31    June 30
                                    1996       1995           1995
     Commercial                     $116,540   $103,546       $ 96,989
     Commercial loans secured
        by real estate               204,376    179,793        169,455
     Real estate - mortgage          409,157    414,967        391,821
     Consumer                        119,037    133,820        142,620
        Loans                        849,110    832,126        800,885
     Less:  Unearned income            2,799      2,716          2,963
     Loans, net of unearned
        income                      $846,311   $829,410       $797,922

     Real estate-construction loans were not material at these presented dates and comprised 1.6% of total loans net of unearned income at June 30, 1996. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

    the application of reserve allocations to all criticized and classified assets based upon allocation percentages which were calculated by using a five year historical average for actual losses incurred on loans with an olem (other loans especially mentioned), substandard, or doubtful rating.

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

    An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                     Three Months Ended       Six Months Ended
                                           June 30                 June 30
                                     1996         1995        1996        1995
Balance at beginning of period       $14,720      $15,258     $14,914     $15,590
Reduction due to disposition of
   business line                           -            -           -        (342)
Charge-offs:
   Commercial                            782          410       1,003         505
   Real estate-mortgage                    -           45          29          85
   Consumer                              119          124         325         288
   Total charge-offs                     901          579       1,357         878

Recoveries:
   Commercial                             22           32         182          96
   Real estate-mortgage                   31            3          33          11
   Consumer                               94           97         171         214
   Total recoveries                      147          132         386         321

Net charge-offs                          754          447         971         557
Provision for loan losses                 22           75          45         195
Balance at end of period             $13,988      $14,886     $13,988     $14,886

As a percent of average loans
   and average loans held for
   sale, net of unearned income:
   Annualized net charge-offs           0.36%        0.22%       0.23%       0.13%
   Annualized provision for
      loan losses                       0.01         0.04        0.01        0.05
Allowance as a percent of loans
   and loans held for sale,
   net of unearned income at
   period end                           1.64         1.86        1.64        1.86
Allowance as a multiple of net
   annualized charge-offs, at
   period end                           4.61x        8.30x       7.16x      13.25x
Total classified loans               $25,286      $28,272     $25,286     $28,272
Dollar allocation of reserve
   to general risk                     7,102        8,192       7,102       8,192
Percentage allocation of
   reserve to general risk             50.77%       55.03%      50.77%      55.03%

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations beginning on pages 29 and 40, respectively.)

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

    The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, annual credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $300,000. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

    At June 30, 1996, the Company had $2,240,000 in loans being specifically identified as impaired and a corresponding allocation of $729,000 was made to the allowance. The average outstanding balance for loans being specifically identified as impaired was $2,169,000 for the first six months of 1996. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first six months of 1996 as the Company generally applies any collected cash interest payments on impaired loans directly to principal.

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

                            June 30, 1996        December 31, 1995      June 30, 1995
                                     Percent of           Percent of               Percent of
                                     Loans in             Loans in                 Loans in
                                     Each                 Each                     Each
                                     Category             Category                 Category
                           Amount    to Loans    Amount   to Loans      Amount     to Loans
Commercial                 $ 1,197   13.6%       $ 2,127  12.3%         $ 1,750    12.0%
Commercial
  loans secured
  by real
  estate                     3,634   23.8          3,286  21.5            3,369    21.1
Real estate -
  mortgage                     590   48.7            345  50.2              316    49.2
Consumer                       736   13.9            600  16.0              925    17.7
Allocation to
  general risk               7,102      -          7,471     -            8,192       -
Allocation for
  impaired
  loans                        729      -          1,085     -              334       -

     Total                 $13,988   100.0%      $14,914  100.0%        $14,886    100.0%

     Even though real estate-mortgage loans comprise approximately 49% of the Company's total loan portfolio, only $590,000 or 4.2% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three year historical charge-off experience for consumer loans. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

     At June 30, 1996, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 8.)

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

     Under SFAS 65, the cost of originated mortgage servicing rights was not recognized as an asset and was charged to earnings when the related loan was sold. The net effect of SFAS 122 was the capitalization of costs of originating mortgage servicing rights of $131,000 and $93,000 in the first six months of 1996 and 1995, respectively.

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

     The following table presents information concerning non-performing assets (in thousands, except percentages):


                               June 30        December 31       June 30
                               1996           1995              1995
Non-accrual loans              $6,554         $7,517            $5,929
Loans past due 90
   days or more                   909            995             2,250
Other real estate owned           119            914             1,288
Total non-performing
    assets                     $7,582         $9,426            $9,467

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate
   owned                         0.89%          1.13%            1.18%

     The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell or 2) carrying cost.

     The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans (in thousands). There was no interest income recognized on impaired loans during the first half of 1996 or 1995.


                                     Three Months Ended     Six Months Ended
                                            June 30            June 30
                                      1996        1995     1996       1995
Interest income due in accordance
   with original terms               $151        $142      $322       $287
Interest income recorded              (3)         19)       (6)       (61)
Net reduction in interest
   income                            $148        $123      $316       $226

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

                                   Shares           Shares       Option
                                   Under            Available     Price
                                   Option           For Option    Per Share

Balance at December 31, 1994        75,867           38,500

   Increased authorized
      options                           -           157,000
   Options granted                  56,800          (56,800)     $21.44-30.63
   Options exercised               (23,846)               -       17.25-25.00
   Options forfeited                (3,000)           3,000       21.44-23.88

Balance at December 31, 1995       105,821          141,700      $17.25-30.63

   Options granted                  78,000          (78,000)           $32.56
   Options exercised                (6,200)               -       17.25-23.88

Balance at June 30, 1996           177,621           63,700      $17.25-32.56


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

     Any premium or transaction fee incurred to purchase interest rate caps or floors are deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in other assets on the Consolidated Balance Sheet. A summary of the off-balance sheet hedge transactions outstanding as of June 30, 1996, are as follows:

     Borrowed Funds Hedges

     On March 16, 1995, the Company entered into an interest rate swap agreement with a notional amount of $60 million and a termination date of March 16, 1997. Under the terms of the swap agreement, the Company pays a two year fixed interest rate of 6.93% and receives 90 day Libor which resets quarterly. The counter-party in this unsecured transaction is PNC Bank.

     This swap agreement was executed to hedge short-term borrowings which were incurred to fund investment securities as part of the increased leveraging of the balance sheet. Specifically, FHLB term advances which reprice quarterly are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to three years. This hedge transaction increased interest expense by $380,000 for the first six months of 1996 and by $104,000 for the first six months of 1995.

     On September 29, 1995, the Company entered into an interest rate swap agreement with a notional amount of $25 million and a termination date of September 29, 1997. Under the terms of the swap agreement, the Company pays a two year fixed interest rate of 6.05% and receives 90 day Libor which resets quarterly. The counterparty in this unsecured transaction is Mellon Bank.

     This swap agreement was executed to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice every 30 to 90 days are being used to fund fixed-rate agency mortgage-backed securities with a two year duration. This hedge transaction increased interest expense by $69,000 for the first six months of 1996.

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

     This swap agreement was initiated to hedge interest rate risk in a declining, stable, or modestly rising rate environment. Specifically, this transaction hedges the CMO liability on the Company's Consolidated Balance Sheet by effectively converting the fixed percentage cost to a variable rate cost. This hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with a change in the market value of the CMO liability. Overall, this swap agreement increased interest expense by $25,000 in the first six months of 1996 and $57,000 for the same 1995 period.

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counter-parties is remote.

     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a maximum notional amount outstanding of $250 million for interest rate swaps, and a maximum notional amount outstanding of $250 million for interest rate caps/floors. The Company had no interest rate caps or floors outstanding at June 30, 1996.

14.   Goodwill and Core Deposit Intangible Assets

      USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $17.7 million of goodwill and $5.0 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 JSB acquisition ($25.9 million) and the 1993 Integra Branches acquisition ($1.2 million).

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

                Remaining 1996             $ 1,180
                      1997                   2,356
                      1998                   2,170
                      1999                   2,014
                      2000                   1,904
                2001 and after              13,034

     A reconciliation of the Company's intangible asset balances for the first six months of 1996 is as follows (in thousands):

      Total goodwill & core deposit
          intangible assets at 12/31/95       $23,838

        Intangible amortization expense
          through 6/30/96                      (1,180)

        Total goodwill & core deposit
          intangible assets at 6/30/96        $22,658

     Goodwill and other intangible assets are reviewed for possible impairment at a minimum annually, or more frequently, if events or changed circumstances may affect the underlying basis of the asset. The Company uses an estimate of the subsidiary banks undiscounted future earnings over the remaining life of the goodwill and other intangibles in measuring whether these assets are recoverable.

15.  Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at June 30, 1996, (in thousands, except percentages):

         Type                Maturing         Amount        Weighted
                                                            Average
                                                            Rate
         Flexline           Overnight        $ 17,000       5.91%

         Advances and            1996         246,700       5.46
           wholesale             1997           2,750       5.61
           repurchase            1998         176,785       5.11
           agreements            1999           1,250       6.09
                                 2000           3,750       6.15
                                 2001 and
                                  after        16,200       7.61
         Total advances and                   447,435       5.41
         wholesale repurchase
         agreements

         Total FHLB Borrowings               $464,435       5.43%


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS ("M.D.& A.")

SECOND QUARTER JUNE 30, 1996 vs. SECOND QUARTER JUNE 30, 1995

 .....PERFORMANCE OVERVIEW.....The Company's net income for the second quarter of 1996 totalled $5,282,000 or $1.01 per share on a fully diluted basis. The Company's net income for the second quarter of 1995 totalled $3,881,000 or $0.70 per share on a fully diluted basis. The 1996 results reflect a $1,401,000 or 36.1% earnings increase and a $0.31 or 44.3% improvement in fully diluted earnings per share when compared to the 1995 second quarter results. For the second quarter of 1996, the Company's return on average equity increased by 353 basis points to 14.40% while the return on average assets increased by 26 basis points to 1.12%.

    Continued success in executing tactical strategies contained in the Company's 1996 budget plan and described in the 1995 annual report generated increased earnings from the core banking business. The Company's improved financial performance reflects increased levels of both net interest income and non-interest income, lower non-interest expense, and a reduced loan loss provision. The Company's earnings per share were also enhanced by the repurchase of its common stock. There were 321,000 fewer average fully diluted shares outstanding in the second quarter of 1996 than in the same 1995 period. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

Appearing on this page was a graph depicting the last five quarters of fully diluted earnings per share. The data points were $1.01, $0.93, $0.77, $0.72 and $0.70.


                             Three Months Ended    Three Months Ended
                                 June 30, 1996        June 30, 1995
Net income                       $ 5,282               $ 3,881
 Fully diluted earnings
    per share                       1.01                  0.70

Return on average assets            1.12%                 0.86%

Return on average equity           14.40                 10.87

Average fully diluted common
    shares outstanding             5,241                 5,562

 .....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table compares the Company's net interest income performance for the second quarter of 1996 to the second quarter of 1995 (in thousands, except percentages):

                            Three Months Ended
                               June 30
                            1996        1995       Change     % Change
Interest income             $ 33,245    $ 31,765   $  1,480      4.7
Interest expense              18,213       18,229       (16)    (0.1)
Net interest income           15,032       13,536     1,496     11.1
Tax-equivalent
   adjustment                    761          701        60      8.6
Net tax-equivalent
   interest income          $ 15,793     $ 14,237  $  1,556     10.9

Net interest margin            3.55%        3.38%     0.17%      N/M

N/M-Not meaningful.

    USBANCORP's net interest income on a tax-equivalent basis increased by $1.6 million or 10.9% while the net interest margin percentage increased by 17 basis points to 3.55%. The improvement in both net interest income and net interest margin was due to a stable earning asset yield combined with a decreasing cost of funds. Specifically, the Company's earning asset yield was unchanged at 7.70% while the cost of funds decreased by 27 basis points to 4.61%. Growth in loans helped stabilize the earning asset yield despite the lower interest rate environment experienced in the second quarter of 1996. Total loans outstanding averaged $840 million or 71.4% of total deposits in the second quarter of 1996 compared to an average of $816 million or 67.2% of total deposits in the second quarter of 1995. The Company's ability to reduce its cost of funds in the lower rate environment was evidenced by a 25 basis point drop in the cost of deposits and a 65 basis point drop in the cost of borrowed funds. As a result of the lower borrowing costs, stable earning asset yield, and a higher volume of earning assets, the Company generated increased net interest income from leveraging its balance sheet in the second quarter of 1996.

 .....BALANCE SHEET LEVERAGING.....The Company's ongoing strategy to use borrowed funds to purchase earning assets in order to leverage the balance sheet and equity contributes to increased net interest income but a lower net interest margin percentage. The source for the borrowed funds is predominately the Federal Home Loan Bank ("FHLB") as each of the Company's subsidiary banks are members of the FHLB. Examples of FHLB borrowings used by the Company include one year term funds tied to 90 day Libor, 30 and 90 day wholesale reverse repurchase agreements, overnight Flexline borrowings, and term advances. These funds are used primarily to purchase available for sale and held to maturity investment securities with durations ranging from one to three years. For the second quarter of 1996, the Company's total level of short-term borrowed funds and FHLB advances averaged $542 million or 28.5% of total assets compared to an average of $405 million or 22.5% of total assets for the second quarter of 1995. These borrowed funds had an average cost of 5.59% in the second quarter of 1996 which was 149 basis points greater than the average cost of deposits which amounted to 4.10%. When compared to the Company's second quarter 1996 earning asset yield, the net interest spread earned on assets funded with deposits amounted to 3.60% compared to a net interest spread of 2.11% on assets funded with short-term borrowings and FHLB advances. This second quarter 1996 net interest spread of 2.11% on assets funded with borrowed money compared favorably to a net interest spread of 1.56% earned on leveraged assets in the prior year second quarter.


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

    It is recognized that interest rate risk does exist, particularly in a rising interest rate environment, from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $85 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the leveraging of the balance sheet. (See further discussion under Note 13.) Additionally, during the first quarter of 1996 the Company took advantage of the flatness of the Treasury yield curve to further reduce the interest rate risk associated with the balance sheet leveraging. Specifically, $150 million of non-hedged borrowings with the FHLB were extended from a 30 day maturity to a two year term at a fixed cost of approximately 5.0%. This liability extension strategy helped reduce both short term interest rate risk and the cost of borrowings.

 .....COMPONENT CHANGES IN NET INTEREST INCOME.....Regarding the
separate components of net interest income, the Company's total tax-equivalent interest income for the second quarter of 1996 increased by $1.5 million or 4.7% when compared to the 1995 second quarter. This increase was due to a $78 million or 4.6% increase in total average earning assets because the earning asset yield remained constant between quarters. This net increase in average earning assets reflects $25 million of growth in total loans and $64 million of growth in investment securities which more than offset a $9 million decline in fed funds sold and time deposits with banks. Within the earning asset base, the yield on total investment securities declined by 22 basis points to 6.77% due primarily to the lower interest rate environment experienced in 1996. Both the prime rate and fed funds rate were approximately 75 basis points lower in the second quarter of 1996 as compared to the second quarter of 1995. Despite the lower interest rate environment, the yield on the total loan portfolio increased by 18 basis points to 8.65%. This yield improvement resulted from a shift in the loan portfolio composition away from fixed-rate residential mortgage loans to higher yielding commercial and commercial mortgage loans. Fixed-rate residential mortgage loans comprised 25.0% of the total average loan portfolio in the second quarter of 1996 compared to an average of 26.3% for the same 1995 quarter. Commercial and commercial mortgage loans comprised 39.2% of the total average loan portfolio in the 1996 second quarter compared to 36.8% for the 1995 second quarter. This growth in commercial loans resulted from increased production from both small business (loans less than $250,000) and middle market lending. This improved new loan production was due primarily to more effective sales efforts which have included an intensive customer calling program and commercial canvassing of small businesses. The reduced dependence on fixed-rate residential mortgage loans as an earning asset reflects the Company's ongoing strategy to sell newly originated 30 year fixed-rate mortgage product.

    The Company's total interest expense for the second quarter of 1996 decreased minimally by only $16,000 when compared to the same 1995 period. This slight reduction in interest expense was due entirely to a reduced cost of funds which more than offset additional interest expense generated from an increased volume of interest bearing liabilities. Specifically, total interest bearing liabilities were $93 million higher on average in the second quarter of 1996 which caused interest expense to increase by $1.1 million. Within the liability mix, total borrowed funds increased by $136 million in order to fund greater balance sheet leverage and replace a $42 million outflow in interest bearing deposits. Interest expense savings resulting from reductions in the rates paid for both deposits and borrowed funds offset the additional interest expense resulting from the increased size of the balance sheet. As previously mentioned, the Company's cost of deposits decreased by 25 basis points to 4.10% and the cost of all borrowed funds dropped by 65 basis points to 5.58%. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to decrease by 27 basis points from 4.88% during the second quarter of 1995 to 4.61% during the second quarter of 1996.

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


Three Months Ended June 30 (In thousands, except percentages)

                                         1996                           1995
                                       Interest                        Interest
                            Average    Income/   Yield/    Average     Income/   Yield/
                            Balance    Expense   Rate      Balance     Expense   Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income        $  840,345 $ 18,348   8.65%    $  815,770  $ 17,240   8.47%
   Deposits with banks           1,466       17   4.71          8,739       120   5.47
   Federal funds sold
     and securities
     purchased under
     agreement to resell         2,119       28   5.30          3,983        60   5.96
   Investment securities:
      Available for sale       432,754    6,914   6.39        306,396     5,647   7.38
      Held to maturity         481,941    8,577   7.12        544,115     9,226   6.79
      Total investment
         securities            914,695   15,491   6.77        850,511    14,873   6.99

   Assets held in trust for
      collateralized
      mortgage obligation        6,494      122   7.56          8,425       173   8.23
Total interest earning
   assets/interest income    1,765,119   34,006   7.70      1,687,428    32,466   7.70
Non-interest earning assets:
   Cash and due from banks      35,671                         34,991
   Premises and equipment       18,155                         18,831
   Other assets                 95,827                         72,473
   Allowance for loan
      losses                   (14,692)                       (15,135)
TOTAL ASSETS                $1,900,080                     $1,798,588

                     CONTINUED ON NEXT PAGE


THREE MONTHS ENDED JUNE 30
CONTINUED FROM PREVIOUS PAGE

                                           1996                             1995
                                         Interest                        Interest
                            Average      Income/   Yield/    Average     Income/   Yield/
                            Balance      Expense   Rate      Balance     Expense   Rate
Interest bearing
   liabilities:
   Interest bearing
      deposits:
   Interest bearing
      demand                $    83,140  $    205  0.99%     $   97,577  $   353   1.45%
   Savings                      214,642       899  1.68         232,956    1,127   1.94
   Other time                   738,306     9,451  5.15         747,974   10,227   5.48
   Total interest bearing
      deposits                1,036,088    10,555  4.10       1,078,507   11,707   4.35

   Short term borrowings:
      Federal funds
        purchased, secur-
        ities sold under
        agreements to
        repurchase and other
        short-term
        borrowings               98,215     1,244  5.09        181,576     2,550   5.65

   Advances from Federal
      Home Loan Bank            443,792     6,285  5.70        223,132     3,686   6.54
   Collateralized mortgage
      obligation                  5,929       117  7.94          7,568       239  12.66
   Long-term debt                 4,641        12  1.05          4,600        47   4.14
Total interest bearing
   liabilities/interest
   expense                    1,588,665    18,213  4.61      1,495,383     18,229  4.88
Non-interest bearing
   liabilities:
   Demand deposits              140,556                        135,025
   Other liabilities             23,285                         24,943
   Stockholders' equity         147,574                        143,237
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                    $1,900,080                     $1,798,588

Interest rate spread                               3.09                            2.82
Net interest income/
   net interest margin                    15,793   3.55%                   14,237  3.38%
Tax-equivalent adjustment                   (761)                            (701)
Net Interest Income                      $15,032                          $13,536



 ....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the second quarter of 1996 totalled $22,000 or 0.01% of average total loans. This represented a reduction of $53,000 from the second quarter 1995 provision of $75,000 or 0.04% of average total loans. The continued adequacy of the allowance for loan losses at each of the Company's banking subsidiaries supported the reduction in the provision level. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis. At June 30, 1996, the allowance for loan losses at each of the Company's banking subsidiaries was in compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the systematically determined minimum reserve need. In total, the Company's general unallocated reserve was $7.1 million at June 30, 1996, or 50.8% of the allowance for loan losses. Additionally, the reduction in the provision level was also supported by a favorable downward trend in substandard and doubtful classified asset categories experienced during 1995 and the first half of 1996. Total classified loans dropped by $3.0 million or 10.6% from $28.3 million at June 30, 1995, to $25.3 million at June 30, 1996.

 .....NON-INTEREST INCOME.....Non-interest income for the second quarter of 1996 totalled $4.6 million which represented a $34,000 or 0.7% increase when compared to the same 1995 period. This modest increase was primarily due to a combination of the following items:

 a $114,000 or 13.4% increase in trust fees to $963,000 in the second quarter of 1996. This core trust fee growth is prompted by increased assets under management due to the profitable expansion of the Trust Company's business throughout western Pennsylvania including the Greater Pittsburgh marketplace. For the first half of 1996, the Trust Company's business development efforts have generated new trust assets amounting to $44 million which will generate annual fees approximating $196,000.

 a $64,000 gain realized on the sale of investment securities available for sale in the first quarter of 1996 compared to a $725,000 gain realized on investment security sales in the second quarter of 1995(a decrease of $661,000). The more significant prior year gain resulted from the sale of $69 million of adjustable-rate mortgage-backed securities while the 1996 second quarter gain was primarily due to the sale of $50 million of mortgage pass thru securities. In both periods, these sales were executed to (1) provide liquidity to fund anticipated loan growth and (2) improve overall portfolio quality.

 a $94,000 or 13.3% increase in deposit service charges to $800,000. This increase resulted primarily from fewer waivers of overdraft charges due to enhanced monitoring techniques and pricing increases on several demand deposit account related services.

 a $482,000 increase in other income due in part to a $278,000 increase in the net cash surrender value of a $31.7 million Bank Owned Life Insurance Policy. The remainder of the increase was due to additional income resulting from ATM transaction charges, other mortgage banking processing fees, credit card charges, letters of credit fees, and check supply sales.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the second quarter of 1996 totalled $12.4 million which represented a $215,000 or 1.7% decrease when compared to the same 1995 period. This decrease was primarily due to the following items:

 a $44,000 decrease in salaries and employee benefits due to five fewer full-time equivalent employees ("FTE"), reduced profit sharing expense, and the benefits of the Company's shared proportionate sacrifice program which took effect January 1, 1996.

 a $184,000 increase in professional fees due to higher legal and other professional fees in the second quarter of 1996.

 a $515,000 decrease in FDIC deposit insurance expense due to a reduction in the premium assessment rate on deposits covered by the Bank Insurance Fund ("BIF") from $0.23 per hundred dollars of deposits to zero per hundred dollars of deposits. Approximately $909 million or 77% of the Company's deposits are covered by the BIF while the remaining $270 million or 23% are part of the Savings Association Insurance Fund ("SAIF"). The premium rate assessment on deposits covered by SAIF continues at $0.23 per hundred dollars of deposits. The proposed recapitalization of the SAIF may result in a one-time special assessment to the Company (currently estimated to be $0.85 per hundred dollars of deposits) sometime in the future.

 a $200,000 increase in other expense due to higher advertising expense, other real estate owned expense, telephone expense and outside processing fees.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the second quarter of 1996 was $1.9 million reflecting an effective tax rate of 26.7%. The Company's 1995 second quarter income tax provision was $1.5 million or an effective tax rate of 28.2%. The lower effective tax rate was caused by increased total tax-free asset holdings which were $22.6 million higher on average in the second quarter of 1996 as compared to the second quarter of 1995. The tax-free asset holdings consist primarily of municipal investment securities and bank owned life insurance. Net deferred income taxes of $2,361,000 have been provided as of June 30, 1996, on the differences between taxable income for financial and tax reporting purposes.

SIX MONTHS ENDED JUNE 30, 1996 vs. SIX MONTHS ENDED JUNE 30, 1995

 .....PERFORMANCE OVERVIEW.....The Company's net income for the first six months of 1996 totalled $10,225,000 or $1.94 per share on a fully diluted basis. The Company's net income for the first six months of 1995 totalled $7,780,000 or $1.40 per share on a fully diluted basis. The 1996 results reflect a $2,445,000 or 31.4% earnings increase and a $0.54 or 38.6% improvement in fully diluted earnings per share when compared to the 1995 first six months results. For year-to-date 1996, the Company's return on average equity increased by 261 basis points to 13.76% while the return on average assets increased by 22 basis points to 1.09%.

     The Company's improved financial performance reflects the initial success of executing tactical strategies contained in the Company's 1996 budget plan. This improved financial performance is evidenced by increased levels of both net interest income and non-interest income, lower non-interest expense, and a reduced loan loss provision. The Company's earnings per share were also enhanced by the repurchase of its common stock. There were 296,000 fewer average fully diluted shares outstanding in the first half of 1996 than in the same 1995 period. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                              Six Months Ended      Six Months Ended
                                 June 30, 1996        June 30, 1995


 Net income                        $10,225             $ 7,780

 Fully diluted earnings
    per share                         1.94                1.40

 Return on average assets             1.09%               0.87%

 Return on average equity            13.76               11.15


 Average fully diluted common
    shares outstanding               5,277              5,573

Appearing on this page was a graph of the last five quarters of the return on equity. The data points were 14.40%, 13.14%, 11.15% 10.68% and 10.87%.

 .....NET INTEREST INCOME AND MARGIN.....The following table compares the Company's net interest income and margin performance for the first six months of 1996 to the first six months of 1995 (in thousands, except percentages):

                             Six Months Ended
                               June 30
                             1996        1995      Change      % Change
Interest income              $ 66,012    $ 63,988  $  2,024    3.2
Interest expense               36,480      35,719       761    2.1
Net interest income            29,532      28,269     1,263    4.5
Tax-equivalent
   adjustment                   1,529       1,395       134    9.6
Net tax-equivalent
   interest income           $ 31,061    $ 29,664  $  1,397    4.7

Net interest margin             3.52%       3.51%     0.01%    N/M

N/M-Not meaningful.


    USBANCORP's net interest income on a tax-equivalent basis increased by $1.4 million or 4.7% while the net interest margin percentage improved modestly by one basis point to 3.52%. The increased net interest income was due primarily to a higher volume of earning assets as the net interest margin percentage was relatively consistent for both periods. For the first half of 1996, total average earning assets were $60 million higher than the comparable 1995 period due to greater leveraging of the balance sheet(see previous discussion under Balance Sheet Leveraging). The slight improvement in the net interest margin percentage reflects the cost of funds decreasing to a greater extent than the earning asset yield.

 .....COMPONENT CHANGES IN NET INTEREST INCOME.....Regarding the
separate components of net interest income, the Company's total tax-equivalent interest income for the first six months of 1996 increased by $2.2 million or 3.3% when compared to the same 1995 period. This increase was due entirely to a $60 million or 3.5% increase in total average earning assets which caused interest income to rise by $2.3 million. This net increase in average earning assets reflects $76 million of growth in investment securities and an $8 million decline in total loans. The additional interest income generated from higher earning asset volumes was partially offset by an unfavorable rate variance as the Company's total earning asset yield decreased by five basis points to 7.71%. Within the earning asset base, the yield on total investment securities declined by 20 basis points to 6.81% due primarily to the lower interest rate environment experienced in the first six months of 1996. Both the prime rate and fed funds rate were approximately 60 basis points lower in the first six months of 1996 as compared to the first six months of 1995. Despite the lower interest rate environment, the yield on the total loan portfolio increased by 11 basis points to 8.63%. This yield improvement resulted from the previously discussed shift in the loan portfolio composition away from fixed-rate residential mortgage loans to higher yielding commercial and commercial mortgage loans.

    The Company's total interest expense for the first six months of 1996 increased by $761,000 or 2.1% when compared to the same 1995 period. This higher interest expense was caused by a $77 million increase in average interest bearing liabilities which caused interest expense to rise by $1.8 million. Within the liability mix, total borrowed funds increased by $116 million in order to fund greater balance sheet leverage and replace a $39 million outflow in interest bearing deposits. Lower rates paid for both deposits and FHLB borrowings caused a favorable rate variance which partially offset the increased interest expense resulting from the higher level of interest bearing liabilities. The cost of deposits decreased by 11 basis points to 4.13% as the Company was able to reprice all major deposit categories downward during the first six months of 1996. Due to the lower interest rate environment and the favorable extension of $150 million of non-hedged FHLB borrowings at a fixed rate of 5.0%, the Company's cost of borrowed funds averaged 5.68% for the first six months of 1996 or 51 basis points lower than the 6.19% average for the first six months of 1995. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to decrease by 14 basis points from 4.79% during the first six months of 1995 to 4.65% during the first six months of 1996.

    The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately 34% is used to compute tax-equivalent yields.

Six Months Ended June 30 (In thousands, except percentages)

                                              1996                             1995
                                            Interest                         Interest
                                Average     Income/   Yield/     Average     Income/   Yield/
                                Balance     Expense   Rate       Balance     Expense   Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income            $  833,919  $ 36,375  8.63%      $  841,469  $ 35,668  8.52%
   Deposits with banks               1,681        34  4.03            6,147       193  6.26
   Federal funds sold
     and securities
     purchased under
     agreement to resell             1,251        34  5.40            3,043        98  6.38
   Investment securities:
      Available for sale           424,887    14,007  6.59          283,488    10,353  7.31
      Held to maturity             481,465    16,837  6.99          547,294    18,724  6.85
      Total investment
         securities                906,352    30,844  6.81          830,782    29,077  7.01

   Assets held in trust for
      collateralized
      mortgage obligation            6,724       254  7.61            8,628       347  8.11
Total interest earning
   assets/interest income        1,749,927    67,541  7.71        1,690,069    65,383  7.76
Non-interest earning assets:
   Cash and due from banks          35,378                           37,283
   Premises and equipment           18,336                           18,940
   Other assets                     98,512                           66,924
   Allowance for loan
      losses                       (14,784)                         (15,362)
TOTAL ASSETS                    $1,887,369                       $1,797,854


                     CONTINUED ON NEXT PAGE

SIX MONTHS ENDED JUNE 30
CONTINUED FROM PREVIOUS PAGE

                                               1996                             1995
                                               Interest                         Interest
                                 Average       Income/   Yield/     Average     Income/   Yield/
                                 Balance       Expense   Rate       Balance     Expense   Rate
Interest bearing
   liabilities:
   Interest bearing
      deposits:
   Interest bearing
      demand                     $    82,635   $    413  1.01%      $   98,497  $   711    1.46%
   Savings                           215,179      1,807  1.70          235,963    2,277    1.95
   Other time                        737,231     19,029  5.19          739,245   19,581    5.34
   Total interest bearing
      deposits                     1,035,045     21,249  4.13        1,073,705   22,569    4.24

   Short term borrowings:
      Federal funds
        purchased, secur-
        ities sold under
        agreements to
        repurchase and other
        short-term
        borrowings                    92,448      2,291  5.01          186,370    5,214    5.64

   Advances from Federal
      Home Loan Bank                 437,436     12,605  5.83          225,386    7,329    6.47
   Collateralized mortgage
      obligation                       6,162        252  8.22            7,772      482   12.50
   Long-term debt                      4,787         83  2.13            5,412      125    4.67
Total interest bearing
   liabilities/interest
   expense                         1,575,878     36,480  4.65        1,498,645   35,719    4.79
Non-interest bearing
   liabilities:
   Demand deposits                   137,811                           134,283
   Other liabilities                  24,244                            24,164
   Stockholders' equity              149,436                           140,762
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                         $1,887,369                        $1,797,854

Interest rate spread                                     3.06                              2.97
Net interest income/
   net interest margin                           31,061  3.52%                   29,664    3.51%
Tax-equivalent adjustment                        (1,529)                         (1,395)
Net Interest Income                             $29,532                         $28,269


 ....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the first six months of 1996 totalled $45,000 or 0.01% of average total loans compared to a provision of $195,000 or 0.05% of average total loans for the same 1995 period. The reduced provision in 1996 reflects the continued adequacy of the allowance for loan losses at each of the Company's banking subsidiaries and a declining trend in classified assets. At June 30, 1996, the balance in the allowance for loan losses totalled $14 million or 184.5% of total non-performing assets.

 .....NON-INTEREST INCOME.....Non-interest income for the first six months of 1996 totalled $9.1 million which represented a $1.1 million or 13.4% increase when compared to the same 1995 period.
This increase was primarily due to the following items:

 a $188,000 or 11.1% increase in trust fees to $1.9 million in the first six months of 1996. This trust fee growth reflects increased assets under management as a result of successful business development efforts in the Company's Southwestern Pennsylvania marketplace.

 a $449,000 gain realized on the sale of loans held for sale in the first six months of 1996 compared to a $758,000 loss realized on this same type of activity in the first half of 1995 (a net favorable shift of $1.2 million). The 1996 gain resulted from normal sales activity at the Company's mortgage banking subsidiary. The 1995 loss resulted from the first quarter sale of $34 million of fixed-rate residential mortgage loans with a weighted average coupon of 7.79% and a weighted average maturity of 168 months. This sale was executed to diversify the Company's balance sheet mix and reduce its overall level of fixed-rate residential mortgage loans resulting from the Johnstown Savings Bank acquisition. The majority of the proceeds from the sale were reinvested in adjustable-rate agency securities to increase the repricing sensitivity of the Company's earning assets.

 a $250,000 or 18.7% decrease in net mortgage servicing fee income to $1.1 million. This amount resulted from $1.8 million of mortgage servicing fees net of $689,000 of amortization expense of the cost of purchased and originated mortgage servicing rights. The decline in earnings between years was primarily due to increased amortization expense on the mortgage servicing rights as a result of faster mortgage prepayment speeds in 1996.

 a $905,000 gain was realized on the disposition of Frontier Finance Company, a subsidiary of Community Savings Bank, in the first quarter of 1995. This business line was sold because it did not fit into the Company's future strategic plans and was not meeting internal return on equity performance requirements. There were no business line dispositions in the first six months of 1996.

 a $1.1 million increase in other income due in part to an approximate $700,000 increase in the net cash surrender value of a $31.7 million Bank Owned Life Insurance Policy. The remainder of the increase was due to additional income resulting from ATM transaction charges, other mortgage banking processing fees, credit card charges, letters of credit fees, and check supply sales.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the first six months of 1996 totalled $24.7 million which represented a $422,000 or 1.7% decrease when compared to the same 1995 period. This decrease was primarily due to the following items:

 a $349,000 decrease in salaries and employee benefits due to ten fewer FTE, reduced profit sharing expense, and the benefits of the Company's shared proportionate sacrifice program which took effect January 1, 1996. This program, which was discussed in detail in the Company's 1995 Annual Report, was implemented in order to reduce expense and demonstrate employee commitment to achieving and sustaining an intermediate-term 13% return on equity. The program included salary rollbacks ranging from 3% to 10% for officers and a wage freeze for all other employees. For the first six months of 1996, the shared proportionate sacrifice program increased net income by $310,000 and fully diluted earnings per share by $0.06.

 a $295,000 increase in professional fees due to higher legal and other professional fees in the first half of 1996.

 a $1.0 million decrease in FDIC deposit insurance expense due to the previously discussed reduction in the premium assessment rate on deposits covered by the Bank Insurance Fund from $0.23 per hundred dollars of deposits to zero per hundred dollars of deposits.

 a $642,000 increase in other expense due to higher advertising expense, other real estate owned expense, telephone expense, and outside processing fees.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first six months of 1996 was $3.7 million reflecting an effective tax rate of 26.4%. The Company's income tax provision for the first six months of 1995 was $3.2 million or an effective tax rate of 29.2%. The lower effective tax rate was caused by increased total tax-free asset holdings which were $32 million higher on average in the first six months of 1996 as compared to the first six months of 1995.

 .....NET OVERHEAD BURDEN.....The Company's efficiency ratio(non-
interest expense divided by total revenue, which consists of tax-equivalent interest income and non-interest income) showed significant improvement as it declined from 66.6% for the first six months of 1995 to 61.5% for the first six months of 1996. The favorable combination of increased net interest income, higher non-interest income, and reduced non-interest expense was responsible for the improved efficiency ratio. The Company is well positioned to achieve its goal of reducing this ratio to below 60% over the next twelve month period. Employee productivity ratios also continued to demonstrate improvement as total assets per employee averaged $2.5 million for the first six months of 1996 a 6.4% increase over the $2.4 million average for the same period in 1995.

Appearing on this page was a graph depicting the last five quarters of the efficiency ratio. The data points were 60.79%, 62.18%, 66.92%, 67.69% and 67.08.

 .....BALANCE SHEET.....The Company's total consolidated assets were
$1.931 billion at June 30, 1996, compared with $1.885 billion at December 31, 1995, which represents an increase of $46 million or 2.4% due to increased leveraging of the balance sheet. During the first half of 1996, total loans and loans held for sale increased by approximately $20.7 million or 2.5% due to the previously mentioned growth in commercial and commercial mortgage loans. Consumer loans continued to decline due to net run-off experienced in the indirect auto loan portfolio. This indirect auto loan run-off has overshadowed improved direct consumer loan production from the Company's branch offices which for the first six months of 1996 was $9 million or 55% greater than the comparable 1995 period. Investment securities increased by $43.5 million due to purchases of mortgage-backed and municipal securities.

 Total deposits were relatively stable increasing by only $1.1 million or 0.1% since December 31, 1995. The Company's total borrowed funds position increased by $53.1 million due to additional leveraging of the balance sheet with FHLB borrowings and wholesale repurchase agreements. As previously mentioned, the Company did extend $150 million of FHLB advances from a 30 day maturity to a two year term in order to reduce short-term interest rate risk.
Overall, the Company's asset leverage ratio was 6.66% at June 30, 1996.

 The Company now carries $17.7 million of goodwill and $5.0 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets were originated with the Johnstown Savings Bank("JSB") acquisition. The Company paid this premium for JSB and believes its franchise value has been strengthened by the acquisition for several reasons:

   JSB's customer base, branch locations, and stable core deposits allowed the Company to obtain a 25% market share leadership position in Cambria County - one of its primary markets.

   the intra-market consolidation opportunities are generating significant ongoing earnings enhancements which approximated $5 million for the full year 1995.

 .....MARKET AREA ECONOMY.....The economy is experiencing low unemployment, but a weaker-than-expected employment report for July indicates that the economy is slowing from previous periods. This slowing growth reduces fears that the Federal Reserve will raise interest rates in the near future. Bond prices rose after the Labor Department said July's jobless rate rose to 5.4% from June's 5.3% and that fewer jobs were created than economists had expected.
   The Johnstown region has experienced stable deposit volumes in the first six months of 1996. Deposits in the Company's suburban Pittsburgh market have improved and may be beginning a desirable upward trend. Lending pipelines for both markets have improved and activity is either stable or increasing.

   The Johnstown economy was bolstered by the sale of Johnstown Corp. to H.I.G. Capital Management of Miami, Florida. Under a reorganization plan, H.I.G. will retain almost all of the 500 employees, modernize the plant and add some new product lines. Additionally, Conemaugh Health System and Windber Hospital are affiliating because of the increase in managed health care and consumer demands for lower costs. The agreement calls for Conemaugh to spend $500,000 to upgrade Windber's critical care unit and to provide services in a more cost effective manner.

   In the Pittsburgh marketplace, Pittsburgh city officials and Federated Department Stores are planning a 300,000 square foot office tower above Federated's new 250,000 square foot department store. Federated, the Cincinnati-based retailing giant, will own the department store at Fifth Avenue and Wood Street, which is expected to be a Lazarus or a Macy's.

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

   The following table sets forth information concerning
USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                            June 30        December 31      June 30
                                            1996           1995             1995
     Total loan delinquency (past due
      30 to 89 days)                        $10,982        $14,324          $10,340
     Total non-accrual loans                  6,554          7,517            5,929
     Total non-performing assets<F1>          7,582          9,426            9,467
     Loan delinquency, as a percentage
        of total loans and loans held
        for sale, net of unearned income       1.28%          1.72%            1.29%
     Non-accrual loans, as a percentage
        of total loans and loans held
        for sale, net of unearned
        income                                 0.77           0.90             0.74
     Non-performing assets, as a
        percentage of total loans and
        loans held for sale, net of
        unearned income, and other
        real estate owned                      0.89           1.13             1.18

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

  Between December 31, 1995, and June 30, 1996, total loan delinquency declined by $3.3 million causing the delinquency ratio to drop to 1.28%. The lower delinquency resulted from enhanced collection efforts on residential mortgage loans. Non-performing assets also demonstrated a favorable decline since year-end due primarily to fewer loans past due 90 days or more and the success of the Company's ongoing workout programs.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                                        June 30          December 31       June 30
                                        1996             1995              1995
  Allowance for loan losses             $ 13,988         $ 14,914          $ 14,886
  Amount in the allowance
        for loan losses
        allocated to "general risk"        7,102            7,471             8,192
  Allowance for loan losses as
        a percentage of each of
        the following:
       total loans and loans
             held for sale,
         net of unearned income             1.64%            1.79%             1.86%
       total delinquent loans
             (past due 30 to 89 days)     127.37           104.12            143.97
       total non-accrual loans            213.43           198.40            251.07
       total non-performing assets        184.49           158.22            157.24

  Since December 31, 1995, the balance in the allowance for loan losses has declined by $926,000 to $14.0 million due to net charge-offs exceeding the loan loss provision. Net charge-offs for the first six months of 1996 amounted to $971,000 or 0.23% of total average loans compared to net charge-offs of $557,000 or 0.13% of total average loans for the same 1995 period. The higher 1996 net charge-offs reflect the second quarter charge-off of one $756,000 commercial loan(for which a full loan loss reserve allocation had been previously established in 1995) and is not indicative of any broad based asset quality deterioration within the loan portfolio. The Company's allowance for loan losses as a percentage of non-performing assets increased to 184.5% at June 30, 1996, compared to 158.2% at December 31, 1995. This coverage ratio improved since year-end 1995 due to the Company's reduced level of non-performing assets.

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

  The following table presents a summary of the Company's static
GAP positions (in thousands, except for the GAP ratios):

                                  June 30           December 31      June 30
                                  1996              1995             1995
    Six month cumulative GAP
        RSA................       $ 565,417         $ 589,200        $ 537,659
        RSL................        (781,858)         (845,020)        (692,610)
        Off-balance sheet
           hedges..........          75,000            75,000           50,000
        GAP................       $(141,441)        $(180,820)       $(104,951)
        GAP ratio..........            0.80X             0.77X            0.84X
        GAP as a % of total
           assets..........           (7.32)%           (9.59)%          (5.83)%
        GAP as a % of total
           capital.........          (96.78)          (120.15)          (71.58)

    One year cumulative GAP
        RSA................       $ 781,358         $ 787,615        $ 721,672
        RSL................        (888,280)         (986,669)        (839,446)
        Off-balance sheet
           hedges.........           25,000            75,000           50,000
        GAP................       $ (81,922)        $(124,054)       $ (67,774)
        GAP ratio..........            0.91X             0.86X            0.91X
        GAP as a % of total
           assets..........           (4.24)%           (6.58)%          (3.77)%
        GAP as a % of total
           capital.........          (56.05)           (82.43)          (46.22)

    When June 30, 1996, is compared to December 31, 1995, both the Company's six month and one year cumulative GAP ratios became less negative due to fewer rate sensitive liabilities. The extension of $150 million of FHLB advances from a 30 day maturity to a two year term was the primary factor responsible for the reduction in rate sensitive liabilities. As separately disclosed in the above table, the hedge transactions (described in detail in Note 13) reduced the negativity of the six month GAP by $75 million and the one year GAP by $25 million.

    A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc. At June 30, 1996, the balance in these accounts totalled $456 million or 23.6% of total assets. Within the above static GAP table, approximately $148 million or 32% of the total low cost core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is consistently used for all GAP ratios presented. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that up to a 250 basis point increase in rates will not necessitate a change in the cost of these accounts.

    There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places primary emphasis on simulation modeling to manage and measure interest rate risk. At
June 30, 1996, these varied economic interest rate simulations indicated that the maximum negative variability of USBANCORP's net interest income over the next twelve month period was -3.4% under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. Capital impairment under this simulation was estimated to be less than 1.0% and net income was reduced by approximately 7.0%. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income in a rising interest rate environment. The
Company's asset liability management policy seeks to limit net interest income variability to plus or minus 7.5% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points.

    Within the investment portfolio at June 30, 1996, 45.7% of the portfolio is currently classified as available for sale and 54.3% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30 year fixed-rate mortgage loans. The Company will usually retain servicing rights at its mortgage banking subsidiary and recognize fee income over the remaining lives of the loans sold at an average rate of approximately 30 basis points on the loan balances outstanding.

 .....LIQUIDITY.....Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totalled $151 million at June 30, 1996, $169 million at December 31, 1995, and $187 at June 30, 1995.
Maturing and repaying loans as well as the monthly cash flow associated with certain mortgage-backed securities are other significant sources of asset liquidity.

    Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At June 30, 1996, USBANCORP's subsidiaries had approximately $121.4 million of unused lines of credit available under informal arrangements with correspondent banks compared to $168.4 million at June 30, 1995. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate- to longer-term advances up to approximately 80% of their investment in assets secured by one-to-four family residential
real estate.   This would suggest a current total available Federal
Home Loan Bank borrowing capacity of approximately $303 million. Furthermore, USBANCORP had available at June 30, 1996, $6.3 million of a total $12.5 million unsecured line of credit.

    Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $19.6 million from December 31, 1995, to June 30, 1996, due primarily to $83.4 million of net cash used by investing activities. This more than offset $17.6 million of net cash provided by operating activities and $46.1 million of net cash provided by financing
activities.   Within investing activities, purchases of investment
securities exceeded the cash proceeds from investment security maturities and sales by approximately $54.6 million. Cash advanced for new loan fundings totalled $174.9 million and was approximately $20.5 million greater than the cash received from loan principal payments. Within financing activities, cash payments for maturing certificates of deposit exceeded cash generated from the sale of new certificates of deposit by $5.0 million. Net principal borrowings of advances from Federal Home Loan Bank and long-term debt provided $18.8 million of cash.

 .....CAPITAL RESOURCES.....The following table highlights the
Company's compliance with the required regulatory capital ratios for each of the periods presented (in thousands, except ratios):

                         June 30, 1996          December 31, 1995       June 30, 1995
                         Amount      Ratio      Amount      Ratio       Amount      Ratio
RISK-ADJUSTED
  CAPITAL RATIOS
Tier 1 capital           $  127,406  13.78%     $  123,251  13.63%      $  122,453  13.09%
Tier 1 capital
  minimum
  requirements               36,990   4.00          36,162   4.00           37,408   4.00
Excess                   $   90,416   9.78%     $   87,089   9.63%      $   85,045   9.09%

Total capital            $  138,965  15.03%     $  134,552  14.88%      $  134,143  14.34%
Total capital
   minimum
   requirements              73,979   8.00          72,325   8.00           74,816   8.00
Excess                   $   64,986   7.03%     $   62,227   6.88%      $   59,327   6.34%
Total risk-
   adjusted
   assets                $  924,741             $  904,062              $  935,199

ASSET LEVERAGE
   RATIO
Tier 1 capital           $  127,406   6.66%     $  123,251   6.63%      $  122,453   6.90%
Minimum
   requirements              95,637   5.00          92,907   5.00           88,739   5.00
Excess                   $   31,769   1.66%     $   30,344   1.63%      $   33,714   1.90%

Total adjusted
   assets                $1,912,730             $1,858,131              $1,774,782

     Between December 31, 1995, and June 30, 1996, each of the Company's regulatory capital ratios increased slightly due to overall net growth in equity. The Company continued to balance regulatory capital requirements with shareholder value needs by optimizing the asset leverage ratio between the 6.5% to 7% range. The Company used funds provided by a $10 million unsecured line of credit to repurchase 130,000 shares or $4.4 million of its common stock during the first six months of 1996. The rate on this unsecured line of credit floats at 50 basis points under the prime
rate.   Through June 30, 1996, the Company has repurchased a total of 553,000 shares of its common stock at a total cost of $15.4 million or $27.86 per share. The Company plans to continue its treasury stock repurchase program which currently permits a maximum total repurchase authorization of $18 million. The maximum price per share at which the Company can repurchase stock is 130% of book value. At June 30, 1996, the book value of the Company's common stock was $28.18 per share.

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

     The Company's declared Common Stock cash dividend per share was $0.57 for the first six months of 1996 which was a 9.6% increase over the $0.52 per share dividend for the same 1995 interim period. The dividend yield on the Company's common stock now approximates 3.7% compared to an average common dividend yield for Pennsylvania bank holding companies of approximately 2.8%. The Company remains committed to a progressive total shareholder return which includes maintaining the common dividend at a higher level than peer.

Presented on this page was a service area map depicting the six counties serviced by the Company.

Part II     Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders of USBANCORP, Inc. was held on April 23, 1996. The results of the items submitted for a vote are as follows:


  The following five Directors, whose term will expire in 1999, were re-elected:

                           Number of Votes          % of total
                           Cast for Class I         outstanding
                               Director             shares voted

  Jerome M. Adams          4,139,250                 98.45%
  James M. Edwards, Sr.    4,034,800                 95.97%
  Richard W. Kappel        4,141,419                 98.50%
  James C. Spangler        4,139,616                 98.46%
  Robert L. Wise           4,140,894                 98.49%

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibit

            15.1 Letter re: unaudited interim financial information

     (b) Reports on Form 8-K: There were no reports filed on Form 8-K during the first six months of 1996.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                USBANCORP, Inc.
                                Registrant


Date: August 14, 1996           /s/Terry K. Dunkle
                                Terry K. Dunkle
                                Chairman, President and
                                Chief Executive Officer

Date: August 14, 1996           /s/Orlando B. Hanselman
                                Orlando B. Hanselman
                                Executive Vice President &
                                Chief Financial Officer

  STATEMENT OF MANAGEMENT RESPONSIBILITY

  July 19, 1996


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

  /S/Terry K. Dunkle                      /s/Orlando B.  Hanselman
  Terry K. Dunkle                         Orlando B. Hanselman
  Chairman, President &                   Executive Vice President
  Chief Executive Officer                 Chief Financial Officer

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To the Stockholders and
  Board of Directors of
  USBANCORP, Inc. :

  We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders equity and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of USBANCORP, Inc. as of December 31, 1995, and, in our report dated January
  25, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


  /S/ARTHUR ANDERSEN LLP
  ARTHUR ANDERSEN LLP



  Pittsburgh, Pennsylvania,
       July 19, 1996

  July 19, 1996

  To the Stockholders and Board of Directors of USBANCORP, INC.:

  We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form
  S-3 (Registration No. 33-56604); Form S-8
  (Registration No. 33-53935); Form S-8 (Registration
  No. 33-55845); Form S-8 (Registration No. 33-55207);
  and Form S-8 (Registration No. 33-55211) its Form
  10-Q for the quarter ended June 30, 1996, which includes our report dated July 19, 1996, covering the unaudited interim financial statement information contained therein. Pursuant to
  Regulation C of the Securities Act of 1933 (the
  Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

  Very truly yours,
  /s/ARTHUR ANDERSEN LLP
  ARTHUR ANDERSEN LLP