Form 10-Q
period 1996-09-30
USBANCORP INC /PA/
filed 1996-11-13
CIK 707605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                              (Mark One)


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996


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

                       X  Yes           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                      Outstanding at October 31, 1996
Common Stock, par value $2.50               5,148,582
per share

                         USBANCORP, INC.

                              INDEX

PART I.   FINANCIAL INFORMATION:                              Page No.

          Consolidated Balance Sheet -
               September 30, 1996, December 31, 1995,
               and September 30, 1995                          3

          Consolidated Statement of Income -
               Three Months and Nine Months Ended
               September 30, 1996, and 1995                    4

          Consolidated Statement of Changes
               in Stockholders' Equity -
               Nine Months Ended
               September 30, 1996, and 1995                    6

          Consolidated Statement of Cash Flows -
               Nine Months Ended
               September 30, 1996, and 1995                    7

          Notes to Consolidated Financial
               Statements                                      8

          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                      23

Part II.  Other Information                                   48

                         USBANCORP, INC.
                   CONSOLIDATED BALANCE SHEET
                         (In thousands)

                                                 September 30        December 31      September 30
                                                 1996                1995             1995
                                                 (Unaudited)                          (Unaudited)
ASSETS
   Cash and due from banks                       $    48,121         $    45,771      $    36,575
   Interest bearing deposits with
      banks                                            5,304                 647            1,513
  Federal funds sold and securities
      purchased under agreements to
      resell                                               -              13,750                -
  Investment securities:
      Available for sale                             494,315             427,112          351,259
      Held to maturity (market value
       $516,637 on September 30, 1996,
       $471,191 on December 31, 1995,
       and $523,525 on September 30, 1995)           519,483             463,951          519,411
  Assets held in trust for collateralized
      mortgage obligation                              5,651               7,099            7,430
  Loans held for sale                                  9,490               5,224            2,763
  Loans                                              897,088             832,126          814,526
  Less: Unearned income                                2,999               2,716            2,676
        Allowance for loan losses                     13,871              14,914           14,899
        Net Loans                                    880,218             814,496          796,951

  Premises and equipment                              18,385              18,588           18,992
  Accrued income receivable                           16,927              16,752           16,218
  Mortgage servicing rights                           11,708              11,372           11,440
  Goodwill and core deposit intangibles               22,068              23,838           25,160
  Bank owned life insurance                           32,096              30,872           30,469
  Other assets                                         7,077               5,900           13,357
          TOTAL ASSETS                           $ 2,070,843         $ 1,885,372      $ 1,831,538

LIABILITIES
  Non-interest bearing deposits                  $   147,920         $   145,379      $   140,567
  Interest bearing deposits                        1,004,754           1,032,479        1,050,376
       Total deposits                              1,152,674           1,177,858        1,190,943
  Federal funds purchased and
       securities sold under agreements
       to repurchase                                  82,807              63,828           21,761
  Other short-term borrowings                        139,559              30,528           26,344
  Advances from Federal Home Loan Bank               516,011             428,217          412,108
  Collateralized mortgage obligation                   5,088               6,548            6,891
  Long-term debt                                       4,482               5,061            3,749
     Total borrowed funds                            747,947             534,182          470,853

  Other liabilities                                   21,182              22,840           26,406

        TOTAL LIABILITIES                          1,921,803           1,734,880        1,688,202

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
    2,000,000 shares authorized;
    there were no shares issued and
    outstanding for the periods
    presented                                             -                    -                -
  Common stock, par value $2.50 per share;
     12,000,000 shares authorized;
     5,740,247 shares issued and 5,147,749
     outstanding on September 30, 1996;
     5,733,701 shares issued and
     5,310,489 outstanding on December 31,
     1995; 5,722,669 shares issued and
     5,299,457 outstanding on
     September 30, 1995                              14,351               14,334           14,307
  Treasury stock at cost, 592,498 shares
     on September 30, 1996, 423,212 shares
     on December 31, 1995 and
     September 30, 1995                             (16,805)             (11,007)         (11,007)
  Surplus                                            93,481               93,361           93,153
  Retained earnings                                  60,403               50,401           47,720
  Net unrealized holding (losses) gains on
     available for sale securities                   (2,390)               3,403             (837)
  TOTAL STOCKHOLDERS' EQUITY                        149,040              150,492          143,336
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                    $ 2,070,843          $ 1,885,372      $ 1,831,538

   See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
                CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share data)
                            Unaudited

                                                  Three Months Ended           Nine Months Ended
                                                     September 30                September 30
                                                  1996         1995            1996        1995
INTEREST INCOME
   Interest and fees on loans and loans held
      for sale:
         Taxable                                  $ 18,248     $ 17,412        $ 53,626    $ 51,425
         Tax exempt                                    403          445           1,158       1,694
   Deposits with banks                                  62           51              96         244
   Federal funds sold and securities
      purchased under agreements to resell               -           41              34         139
   Investment securities:
      Available for sale                             8,075        6,256          22,082      16,609
      Held to maturity                               8,430        8,468          23,980      26,203
   Assets held in trust for collateralized
      mortgage obligation                              112           60             366         407
         Total Interest Income                      35,330       32,733         101,342      96,721

INTEREST EXPENSE
   Deposits                                         10,472       11,641          31,721      34,210
   Federal funds purchased and securities
      sold under agreements to repurchase            1,254          685           2,846       4,694
   Other short-term borrowings                       2,030           57           2,729       1,262
   Advances from Federal Home Loan Bank              5,814        6,138          18,419      13,467
   Collateralized mortgage obligation                  115          189             367         671
   Long-term debt                                       24           55             107         180
         Total Interest Expense                     19,709       18,765          56,189      54,484

NET INTEREST INCOME                                 15,621       13,968          45,153      42,237
   Provision for loan losses                            23           45              68         240

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                      15,598       13,923          45,085      41,997

NON-INTEREST INCOME
   Trust fees                                          924          852           2,806       2,546
   Net realized gains (losses)
      on investment securities                         250         (125)            569         599
   Net realized gains(losses) on loans and
      loans held for sale                              320          284             769        (474)
   Gain on disposition of business line                  -            -               -         905
   Wholesale cash processing fees                      269          293             808         880
   Service charges on deposit accounts                 837          736           2,397       2,150
   Net mortgage servicing fees                         655          617           1,738       1,950
   Bank owned life insurance                           394          201           1,225         335
   Other income                                      1,273        1,126           3,712       3,119
         Total Non-Interest Income                   4,922        3,984          14,024      12,010

NON-INTEREST EXPENSE
   Salaries and employee benefits                    6,485        6,362          18,774      19,000
   Net occupancy expense                             1,114        1,021           3,368       3,162
   Equipment expense                                   726          801           2,318       2,539
   Professional fees                                   800          564           2,208       1,677
   Supplies, postage, and freight                      674          661           2,033       1,957
   Miscellaneous taxes and insurance                   350          355           1,080       1,048
   FDIC deposit insurance expense                    2,083          113           2,409       1,470
   Amortization of goodwill and
      core deposit intangibles                         589          624           1,770       1,849
   Other expense                                     1,854        2,105           5,406       5,017
         Total Non-Interest Expense               $ 14,675     $ 12,606        $ 39,366    $ 37,719

                     CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE

                                                 Three Months Ended           Nine Months Ended
                                                    September 30                 September 30
                                                   1996         1995           1996         1995

INCOME BEFORE INCOME TAXES                         $  5,845     $  5,301       $ 19,743     $ 16,288
   Provision for income taxes                         1,546        1,393          5,219        4,600

NET INCOME                                         $  4,299     $  3,908       $ 14,524     $ 11,688

PER COMMON SHARE DATA:
   Primary:
      Net income                                   $   0.83     $   0.72       $   2.77     $   2.11
      Average shares outstanding                   5,203,533    5,447,598      5,252,006    5,529,706
   Fully Diluted:
      Net income                                   $   0.82     $   0.72       $   2.76     $   2.11
      Average shares outstanding                   5,217,025    5,456,042      5,270,000    5,548,170
   Cash Dividends Declared                         $   0.30     $   0.27       $   0.87     $   0.79

See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In thousands)
                            Unaudited


                                                                                        Net
                                                                                        Unrealized
                                                                                        Holding
                                 Preferred   Common    Treasury             Retained    Gains
                                 Stock       Stock     Stock      Surplus   Earnings    (Losses)      Total
Balance December 31, 1994        $       -   $ 14,275  $  (3,064) $ 92,923  $ 40,355    $   (7,353)   $137,136
Net income                               -          -          -         -    11,688             -      11,688
Dividend reinvestment
   and stock purchase plan               -         32          -       230         -             -         262
Net unrealized holding
   gains (losses) on
   investment securities                 -          -          -         -         -         6,516       6,516
Cash dividends declared:
   Common stock($0.25
   per share on 5,584,722
   shares, $0.27 per
   share on 5,531,966
   shares, and $0.27 per
   share on 5,304,457 shares)           -            -        -         -     (4,323)            -      (4,323)
Treasury stock, purchase of
   295,512 shares at cost               -            -   (7,943)        -          -             -      (7,943)
Balance September 30, 1995      $       -     $ 14,307 $(11,007) $ 93,153   $ 47,720    $     (837)   $143,336

Balance December 31, 1995       $       -     $ 14,334 $(11,007) $ 93,361   $ 50,401    $    3,403    $150,492
Net income                              -            -        -         -     14,524             -      14,524
Dividend reinvest-
   ment and stock
   purchase plan                        -           17        -       120          -             -         137
Net unrealized
   holding gains
   (losses) on
   investment
   securities                           -            -        -        -           -        (5,793)     (5,793)
Cash dividends declared:
   Common stock
   ($0.27 per share
   on 5,266,539
   shares, $0.30 per
   share on 5,186,989
   shares, and $0.30 per
   share on 5,147,403 shares)           -           -        -        -       (4,522)            -      (4,522)
Treasury stock, purchase of
169,286 shares at cost                  -           -   (5,798)       -            -             -      (5,798)

Balance September 30, 1996      $       -    $ 14,351 $(16,805)   $ 93,481   $ 60,403  $   (2,390)    $149,040

See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In thousands)
                            Unaudited


                                                           Nine Months Ended
                                                             September 30
                                                           1996           1995
OPERATING ACTIVITIES
  Net income                                               $  14,524      $   11,688
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Origination of mortgage loans held for sale             (145,095)        (95,372)
    Sales of mortgage loans held for sale                    153,239          93,558
    Provision for loan losses                                     68             240
    Depreciation and amortization expense                      1,949           1,833
    Amortization expense of goodwill and core
          deposit intangibles                                  1,770           1,849
    Amortization expense of mortgage servicing rights            944             870
    Net amortization (accretion) of investment securities        200          (1,896)
    Net realized gains on investment securities                 (569)           (599)
    Net realized (gains) losses on loans and loans
          held for sale                                         (769)            474
    Decrease (increase) in accrued income receivable            (175)            676
    Increase (decrease) in accrued expense payable              (406)          3,852
  Net cash provided by operating activities                   25,680          17,173

INVESTING ACTIVITIES
  Purchases of investment securities and other
     short-term investments                                 (500,891)       (307,922)
  Proceeds from maturities of investment securities and
     other short-term investments                            123,437          69,733
  Proceeds from sales of investment securities and
     other short-term investments                            246,174         164,099
  Long-term loans originated                                (258,840)       (184,934)
  Mortgage loans held for sale                                (9,490)         (2,763)
  Principal collected on long-term loans                     191,285         190,801
  Loans purchased or participated                               (519)         (1,752)
  Loans sold or participated                                     663          48,612
  Net (increase) decrease in credit card receivable
      and other short-term loans                                (530)          3,836
  Purchases of premises and equipment                         (1,796)         (1,860)
  Sale/retirement of premises and equipment                       49             134
  Net decrease in assets held in trust for
      collateralized mortgage obligation                       1,448           1,674
  Net increase of mortgage servicing rights                   (1,280)           (858)
  Net decrease (increase) in other assets                        722         (32,369)
  Net cash used by investing activities                     (209,568)        (53,569)

FINANCING ACTIVITIES
 Proceeds from sales of certificates of deposit              200,304         321,146
 Payments for maturing certificates of deposits             (221,101)       (289,610)
 Net decrease in demand and savings deposits                  (4,387)        (36,839)
 Net increase (decrease) in federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings                           126,550        (171,839)
 Net principal borrowings of advances
   from Federal Home Loan Bank                                87,794         212,014
 Repayments of long-term debt                                   (579)         (2,057)
 Common stock cash dividends paid                             (2,978)         (4,294)
 Proceeds from dividend reinvestment, stock
   purchase plan, and stock options exercised                    137             262
 Purchases of treasury stock                                  (5,798)         (7,943)
 Net decrease in other liabilities                            (2,797)           (247)
 Net cash provided by financing activities                   177,145          20,593

NET DECREASE IN CASH EQUIVALENTS                              (6,743)        (15,803)

CASH EQUIVALENTS AT JANUARY 1                                 60,168          53,891

CASH EQUIVALENTS AT SEPTEMBER 30                           $  53,425      $   38,088

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Principles of Consolidation

     The consolidated financial statements include the accounts of USBANCORP, Inc. (the Company) and its wholly-owned subsidiaries, United States National Bank in Johnstown (U.S.
Bank), Three Rivers Bank and Trust Company (Three Rivers
Bank), Community Bancorp, Inc. (Community), USBANCORP Trust Company (Trust Company), and United Bancorp Life Insurance Company (United Life). In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, loan policy, and marketing. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

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

     With respect to the unaudited consolidated financial information of the Company for the three month and nine month periods ended September 30, 1996, and 1995, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate report dated October 18, 1996, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1995, numbers are derived from audited financial statements.

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

4.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $3,789,000 in income tax payments in the first nine months of 1996 as compared to $2,071,000 for the first nine months of 1995. Total interest expense paid amounted to $56,595,000 in 1996's first nine months compared to $49,592,000 in the same 1995 period.

5.   Investment Securities

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities," which specifies a methodology for the classification of securities as either held to maturity, available for sale, or as trading assets. Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation/(depreciation) excluded from income and credited/(charged) to a separate component of shareholder's equity on a net of tax basis. The Company presently does not engage in trading activity. The book and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale:

                                              September 30, 1996
                                              Gross        Gross
                                   Book       Unrealized   Unrealized    Market
                                   Value      Gains        Losses        Value
  U.S. Treasury                    $ 13,928   $      165   $     (35)    $ 14,058
  U.S. Agency                         9,225            8         (48)       9,185
  State and municipal                21,636          451           -       22,087
  U.S. Agency mortgage-backed
     securities                     417,913        1,422      (5,243)     414,092
  Other securities<F1>               34,893            -           -       34,893
       Total                       $497,595   $    2,046   $  (5,326)    $494,315

  <F1>Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity:
                                             September 30, 1996
                                             Gross        Gross
                                   Book      Unrealized   Unrealized    Market
                                   Value     Gains        Losses        Value
  U.S. Treasury                    $  6,175  $       -    $     (32)    $  6,143
  U.S. Agency                        27,461         17         (282)      27,196
  State and municipal               106,950      1,088         (633)     107,405
  U.S. Agency mortgage-backed
     securities                     375,725      1,447       (4,489)     372,683
  Other securities<F1>                3,172         46           (8)       3,210
       Total                       $519,483  $   2,598    $  (5,444)    $516,637



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

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At September 30, 1996, 98.8% of the portfolio was rated "AAA" and 98.9% "AA" or higher as compared to 97.2% and 97.6%, respectively, at September 30, 1995. Approximately 1.0% of the portfolio was rated below "A" or unrated on September 30, 1996.

     The Company may sell covered call options on securities held in the available for sale investment portfolio. At the time a call is written, the Company records a liability equal to the premium fee received. The call liability is marked to market monthly and the offset is made to earnings. During the first nine months of 1996, contracts covering securities totalling $18 million closed generating $28,000 of income.
The Company limits total covered call options outstanding at any time to $25 million of available for sale securities. There were no open written call options at September 30, 1996.

6.   Loans Held for Sale

     At September 30, 1996, $9,490,000 of fixed-rate residential mortgage loans originated during 1996 were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. Servicing rights are generally retained on sold loans. This strategy is executed in an effort to help neutralize long-term interest rate risk. The residential mortgage loans held for sale are carried at the lower of aggregate amortized cost or market value. Net realized and unrealized gains and losses are calculated by the specific identification method and are included in "Net realized gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

7.   Loans

     The loan portfolio of the Company consists of the following (in thousands):

                                   September   December    September
                                      30,         31,         30,
                                   1996        1995        1995
     Commercial                    $140,128    $103,546    $101,887
     Commercial loans secured
        by real estate              228,296     179,793     175,126
     Real estate - mortgage         415,197     414,967     399,928
     Consumer                       113,467     133,820     137,585
        Loans                       897,088     832,126     814,526
     Less:  Unearned income           2,999       2,716       2,676
     Loans, net of unearned
        income                     $894,089    $829,410    $811,850

     Real estate-construction loans were not material at these presented dates and comprised 2.2% of total loans net of unearned income at September 30, 1996. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

    An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                              Three Months Ended        Nine Months Ended
                                                September 30              September 30
                                              1996          1995        1996         1995
Balance at beginning of period                $13,988       $14,886     $14,914      $15,590
Reduction due to disposition of
   business line                                    -             -           -         (342)
Charge-offs:
   Commercial                                      13            57       1,016          562
   Real estate-mortgage                            55             1          84           86
   Consumer                                       210           175         535          463
   Total charge-offs                              278           233       1,635        1,111

Recoveries:
   Commercial                                      65            54         247          150
   Real estate-mortgage                             -            16          33           27
   Consumer                                        73           131         244          345
   Total recoveries                               138           201         524          522

Net charge-offs                                   140            32       1,111          589
Provision for loan losses                          23            45          68          240
Balance at end of period                      $13,871       $14,899     $13,871      $14,899

As a percent of average loans
   and average loans held for
   sale, net of unearned income:
   Annualized net charge-offs                    0.06%         0.02%       0.18%        0.10%
   Annualized provision for
      loan losses                                0.01          0.02        0.01         0.04
Allowance as a percent of loans
   and loans held for sale,
   net of unearned income at
   period end                                    1.54          1.83        1.54         1.83
Allowance as a multiple of net
   annualized charge-offs, at
   period end                                   24.90x       117.36x       9.35x       18.92x
Total classified loans                        $25,519       $28,471     $25,519      $28,471
Dollar allocation of reserve
   to general risk                              5,564         7,327       5,564        7,327
Percentage allocation of
   reserve to general risk                      40.11%        49.18%      40.11%       49.18%

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

    At September 30, 1996, the Company had $2,107,000 in loans being specifically identified as impaired and a corresponding allocation of $937,000 was made to the allowance. The average outstanding balance for loans being specifically identified as impaired was $2,486,000 for the first nine months of 1996. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first nine months of 1996 as the Company generally applies any collected cash interest payments on impaired loans directly to principal.

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

                           September 30, 1996       December 31, 1995    September 30, 1995
                                    Percent of              Percent of             Percent of
                                    Loans in                Loans in               Loans in
                                    Each                    Each                   Each
                                    Category                Category               Category
                           Amount   to Loans        Amount  to Loans     Amount    to Loans
Commercial                 $ 1,902   15.5%          $ 2,127  12.3%       $ 2,732    12.5%
Commercial
  loans secured
  by real
  estate                     3,914   25.3             3,286  21.5          3,277    21.4
Real estate -
  mortgage                     570   47.0               345  50.2            325    49.3
Consumer                       984   12.2               600  16.0            903    16.8
Allocation to
  general risk               5,564      -             7,471     -          7,327       -
Allocation for
  impaired
  loans                        937      -             1,085     -            335       -

     Total                 $13,871  100.0%          $14,914 100.0%       $14,899   100.0%

     Even though real estate-mortgage loans comprise approximately 47% of the Company's total loan portfolio, only $570,000 or 4.1% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three year historical charge-off experience for consumer loans. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

     At September 30, 1996, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 8.)

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

     Under SFAS 65, the cost of originated mortgage servicing rights was not recognized as an asset and was charged to earnings when the related loan was sold. The net effect of SFAS 122 was the capitalization of costs of originating mortgage servicing rights of $249,000 and $258,000 in the first nine months of 1996 and 1995, respectively.

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

     The following table presents information concerning non-performing assets (in thousands, except percentages):


                             September 30        December 31        September 30
                             1996                1995               1995
Non-accrual loans            $5,635              $7,517             $5,405
Loans past due 90
   days or more               1,709                 995                894
Other real estate owned         151                 914                883
Total non-performing
    assets                   $7,495              $9,426             $7,182

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate
   owned                      0.83%                1.13%              0.88%

     The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell or 2) carrying cost.

     The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans (in thousands). There was no interest income recognized on impaired loans during the first nine months of 1996 or 1995.

                                     Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                     1996         1995     1996        1995
Interest income due in accordance
   with original terms               $  101       $  152   $ 423       $  439
Interest income recorded                 (6)        (471)    (12)        (532)
Net reduction in interest
   income                            $   95       $ (319)  $ 411       $  (93)

12.  Incentive Stock Option Plan

     Under the Company's Incentive Stock Option Plan (the
Plan) options can be granted (the Grant Date) to employees with executive, managerial, technical, or professional responsibility as selected by a committee of the board of directors. The Plan was amended on April 25, 1995, to authorize the grant of options covering up to 285,000 shares of common stock. The option price at which a stock option may be exercised shall be a price as determined by the board committee but shall not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. The following stock options were granted:

                                   Shares           Shares       Option
                                   Under            Available    Price
                                   Option           For Option   Per Share
  Balance at December 31, 1994      75,867           38,500
          Increased authorized
             options                     -          157,000
          Options granted           56,800          (56,800)     $21.44-30.63
          Options exercised        (23,846)               -       17.25-25.00
          Options forfeited         (3,000)           3,000       21.44-23.88

  Balance at December 31, 1995     105,821          141,700      $17.25-30.63

          Options granted           78,000          (78,000)     $      32.56
          Options exercised         (6,546)               -       17.25-28.86

  Balance at September 30, 1996    177,275           63,700      $17.25-32.56

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

     Any premium or transaction fee incurred to purchase interest rate caps or floors are deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in other assets on the Consolidated Balance Sheet. A summary of the off-balance sheet hedge transactions outstanding as of September 30, 1996, are as follows:

     Borrowed Funds Hedges

     On March 16, 1995, the Company entered into an interest rate swap agreement with a notional amount of $60 million and a termination date of March 16, 1997. Under the terms of the swap agreement, the Company pays a two year fixed interest rate of 6.93% and receives 90 day Libor which resets quarterly. The counter-party in this unsecured transaction is PNC Bank.

     This swap agreement was executed to hedge short-term borrowings which were incurred to fund investment securities as part of the increased leveraging of the balance sheet. Specifically, FHLB term advances which reprice quarterly are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to three years. This hedge transaction increased interest expense by $558,000 for the first nine months of 1996 and by $227,000 for the first nine months of 1995.

     On September 29, 1995, the Company entered into an interest rate swap agreement with a notional amount of $25 million and a termination date of September 29, 1997. Under the terms of the swap agreement, the Company pays a two year fixed interest rate of 6.05% and receives 90 day Libor which resets quarterly. The counterparty in this unsecured transaction is Mellon Bank.

     This swap agreement was executed to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice every 30 to 90 days are being used to fund fixed-rate agency mortgage-backed securities with a two year duration. This hedge transaction increased interest expense by $92,000 for the first nine months of 1996.

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

     This swap agreement was initiated to hedge interest rate risk in a declining, stable, or modestly rising rate environment. Specifically, this transaction hedges the CMO liability on the Company's Consolidated Balance Sheet by effectively converting the fixed percentage cost to a variable rate cost. This hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with a change in the market value of the CMO liability. Overall, this swap agreement increased interest expense by $44,000 in the first nine months of 1996 and $85,000 for the same 1995 period.

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counter-parties is remote.

     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a maximum notional amount outstanding of $250 million for interest rate swaps, and a maximum notional amount outstanding of $250 million for interest rate caps/floors. The Company had no interest rate caps or floors outstanding at September 30, 1996.

14.   Goodwill and Core Deposit Intangible Assets

      USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $17.3 million of goodwill and $4.8 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 JSB acquisition ($25.9 million) and the 1993 Integra Branches acquisition ($1.2 million).

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


                Remaining 1996             $   590

                      1997                   2,356
                      1998                   2,170
                      1999                   2,014
                      2000                   1,904
                2001 and after              13,034

     A reconciliation of the Company's intangible asset balances for the first nine months of 1996 is as follows (in thousands):

      Total goodwill & core deposit
          intangible assets at 12/31/95       $23,838

      Intangible amortization expense
          through 9/30/96                      (1,770)

      Total goodwill & core deposit
          intangible assets at 9/30/96        $22,068

     Goodwill and other intangible assets are reviewed for possible impairment at a minimum annually, or more frequently, if events or changed circumstances may affect the underlying basis of the asset. The Company uses an estimate of the subsidiary banks undiscounted future earnings over the remaining life of the goodwill and other intangibles in measuring whether these assets are recoverable.

15.  Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at September
30, 1996, (in thousands, except percentages):

         Type                Maturing         Amount      Weighted
                                                          Average
                                                          Rate

         Flexline            Overnight        $114,650    5.90%

         Advances and        1996              309,000    5.55
         wholesale           1997                2,750    5.61
         repurchase          1998              176,886    5.11
         agreements          1999                1,250    6.09
                             2000                3,750    6.15
                             2001 and
                             after              22,376    7.51
         Total advances and                    516,012    5.44
         wholesale repurchase
         agreements

         Total FHLB Borrowings                $630,662    5.52%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS ("M.D.& A.")

THIRD QUARTER September 30, 1996 vs. THIRD QUARTER September
30, 1995

 .....PERFORMANCE OVERVIEW.....The Company's net income for the third quarter of 1996 totalled $4,299,000 or $0.82 per share on a fully diluted basis. The Company's net income for the third quarter of 1995 totalled $3,908,000 or $0.72 per share on a fully diluted basis. The 1996 results reflect a $391,000 or 10.0% earnings increase and a $0.10 or 13.9% improvement in fully diluted earnings per share when compared to the 1995 third quarter results. This earnings improvement occurred despite the recognition of a special assessment to recapitalize the Savings Association Insurance Fund(SAIF) in the third quarter of 1996. This special assessment amounted to $1,368,000 on an after-tax basis and reduced third quarter 1996 fully diluted earnings per share by $0.26. For the third quarter of 1996, the Company's return on average equity increased by 85 basis points to 11.53%.

    Revenue growth generated from the core banking business more than offset higher non-interest expense causing the overall improvement in the Company's financial performance. Specifically, net interest income increased by $1.7 million or 11.8% while total non-interest income grew by $938,000 or 23.5%. Total non-interest expense increased by $2.1 million or 16.4% due primarily to the SAIF charge which amounted to $1.9 million on a pre-tax basis. Excluding the SAIF charge, total non-interest expense increased by only $144,000 or 1.1% from the third quarter 1995 level. The Company's earnings per share were also enhanced by the repurchase of its common stock. There were 239,000 fewer average fully diluted shares outstanding in the third quarter of 1996 than in the same 1995 period.

Appearing on this page was a graph reflecting the fully diluted earnings per share for the past five quarters. The data points were $0.82, $1.01, $0.93, $0.77 and $0.72.

     The following table summarizes some of the Company's key
performance indicators (in thousands, except per share and
ratios):
                             Three Months Ended      Three Months Ended
                             September 30, 1996      September 30, 1995

 Net income                       $ 4,299                   $ 3,908

 Fully diluted earnings
    per share                        0.82                      0.72

 Return on average assets            0.86%                     0.85%

 Return on average equity           11.53                     10.68

 Average fully diluted common
    shares outstanding              5,217                     5,456


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

     The following table compares the Company's net interest income performance for the third quarter of 1996 to the third quarter of 1995 (in thousands, except percentages):

                            Three Months Ended
                               September 30
                             1996       1995       Change     % Change
Interest income              $ 35,330   $ 32,733   $  2,597    7.9
Interest expense               19,709     18,765        944    5.0
Net interest income            15,621     13,968      1,653   11.8
Tax-equivalent
   adjustment                     730        672         58    8.6
Net tax-equivalent
   interest income           $ 16,351   $ 14,640   $  1,711   11.7

Net interest margin              3.51%      3.44%      0.07%   <F1>

<F1>Not meaningful.

    USBANCORP's net interest income on a tax-equivalent basis increased by $1.7 million or 11.7% due to growth in earning assets and improved net interest margin performance. The third quarter 1996 net interest margin of 3.51% was seven basis points better than the prior year third quarter net interest margin of 3.44% and reflects the benefits of reduced funding costs and a fifth consecutive quarter of loan growth. The total cost of funds decreased by 22 basis points as deposit and borrowing costs dropped by 25 and 60 basis points, respectively. Growth in higher yielding loans helped limit the decline in the earning asset yield to 11 basis points despite the lower interest rate environment which was experienced in the third quarter of 1996. Total loans outstanding averaged $858 million or 73.8% of total deposits in the third quarter of 1996 compared to an average of $799 million or 66.5% of total deposits in the third quarter of 1995. This growth in loans combined with greater balance sheet leveraging through the investment securities portfolio to cause total average earning assets to be $164 million higher in the third quarter of 1996.

 .....BALANCE SHEET LEVERAGING.....The Company's ongoing
strategy to use borrowed funds to purchase earning assets in order to leverage the balance sheet and equity contributes to increased net interest income but a lower net interest margin percentage. The source for the borrowed funds is predominately the Federal Home Loan Bank (FHLB) as each of the Company's subsidiary banks are members of the FHLB. Examples of FHLB borrowings used by the Company include 30 and 90 day wholesale reverse repurchase agreements, overnight borrowings, one year term funds tied to 90 day Libor, and term advances. These funds are used primarily to purchase available for sale and held to maturity mortgage backed investment securities with durations ranging from one to three years. For the third quarter of 1996, the Company's total level of short-term borrowed funds and FHLB advances averaged $649 million or 32.6% of total assets compared to an average of $448 million or 24.4% of total assets for the third quarter of 1995. These borrowed funds had an average cost of 5.56% in the third quarter of 1996 which was 147 basis points greater than the average cost of deposits which amounted to 4.09%. When compared to the Company's third quarter 1996 earning asset yield, the net interest spread earned on assets funded with deposits amounted to 3.62% compared to a net interest spread of 2.15% on assets funded with short-term borrowings and FHLB advances. This third quarter 1996 net interest spread of 2.15% on assets funded with borrowed money compared favorably to a net interest spread of 1.72% earned on leveraged assets in the prior year third quarter.

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

    It is recognized that interest rate risk does exist, particularly in a rising interest rate environment, from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $85 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the leveraging of the balance sheet. (See further discussion under Note 13.) Additionally, during the first quarter of 1996 the Company took advantage of the flatness of the Treasury yield curve to further reduce the interest rate risk associated with the balance sheet leveraging. Specifically, $150 million of non-hedged borrowings with the FHLB were extended from a 30 day maturity to a two year term at a fixed cost of approximately 5.0%. This liability extension strategy helped reduce both short-term interest rate risk and the cost of borrowings.

 .....COMPONENT CHANGES IN NET INTEREST INCOME.....Regarding
the separate components of net interest income, the Company's total tax-equivalent interest income for the third quarter of 1996 increased by $2.7 million or 7.9% when compared to the 1995 third quarter. This increase was due to a $164 million or 9.7% increase in total average earning assets because the earning asset yield decreased between quarters. The increase in average earning assets reflects $59 million of growth in total loans and $110 million of growth in investment securities. Within the earning asset base, the yield on total investment securities declined by three basis points to 6.88% while the yield on the total loan portfolio dropped by 31 basis points to 8.61%. The more significant drop in the loan portfolio yield was due in part to fewer interest recoveries on non-accrual loans in the 1996 quarter. In the prior year third quarter, the Company collected an unusually large $437,000 of interest recoveries on non-accrual loans which increased the loan portfolio yield by 20 basis points. Both the loan portfolio and investment portfolio yields were negatively impacted by the lower interest rate environment as the prime rate and fed funds rate were approximately 50 basis points lower in the third quarter of 1996 as compared to the third quarter of 1995.

    The Company's total interest expense for the third quarter of 1996 increased by $944,000 or 5.0% when compared to the same 1995 quarter. This higher interest expense was due entirely to an increased volume of interest bearing liabilities which more than offset the benefits of a reduced cost of funds. Specifically, total interest bearing liabilities were $155 million higher on average in the third quarter of 1996 which caused interest expense to increase by $1.8 million. Within the liability mix, total borrowed funds increased by $200 million in order to fund greater balance sheet leverage and replace a $45 million outflow in interest bearing deposits. Interest expense savings resulting from reductions in the rates paid for both deposits and borrowed funds partially offset the additional interest expense caused by the increased size of the balance sheet. As previously mentioned, the Company's cost of deposits decreased by 25 basis points to 4.09% and the cost of all borrowed funds dropped by 60 basis points to 5.56%. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to decrease by 22 basis points from 4.88% during the third quarter of 1995 to 4.66% during the third quarter of 1996.

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

Three Months Ended September 30 (In thousands, except percentages)

                                              1996                                 1995
                                              Interest                             Interest
                                   Average    Income/   Yield/         Average     Income/    Yield/
                                   Balance    Expense   Rate           Balance     Expense    Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income               $  858,047 $ 18,796  8.61%          $  798,923  $ 18,002   8.92%
   Deposits with banks                  4,650       62  5.18                4,753        51   4.21
   Federal funds sold
     and securities
     purchased under
     agreement to resell                    -        -     -                2,949        41   5.41
   Investment securities:
      Available for sale              483,479    8,075  6.68              355,474     6,256   7.04
      Held to maturity                509,541    9,015  7.08              527,744     8,995   6.82
      Total investment
         securities                   993,020   17,090  6.88              883,218    15,251   6.91
   Assets held in trust for
      collateralized
      mortgage obligation               5,977      112  7.48                8,001        60   2.98
Total interest earning
   assets/interest income           1,861,694 $ 36,060  7.71%           1,697,844  $ 33,405   7.82%
Non-interest earning assets:
   Cash and due from banks             34,706                              35,318
   Premises and equipment              18,273                              19,038
   Other assets                        92,949                              95,826
   Allowance for loan
      losses                          (13,964)                            (14,951)
TOTAL ASSETS                       $1,993,658                          $1,833,075

                     CONTINUED ON NEXT PAGE

THREE MONTHS ENDED September 30
CONTINUED FROM PREVIOUS PAGE

                                                   1996                               1995
                                                   Interest                           Interest
                                      Average      Income/     Yield/     Average     Income/    Yield/
                                      Balance      Expense     Rate       Balance     Expense    Rate
Interest bearing
   liabilities:
   Interest bearing
      deposits:
   Interest bearing
      demand                          $    80,948  $    200    0.98%      $   86,346  $   308     1.42%
   Savings                                207,638       876    1.68          227,467    1,030     1.80
   Other time                             731,088     9,396    5.11          751,176   10,303     5.44
   Total interest bearing
      deposits                          1,019,674    10,472    4.09        1,064,989   11,641     4.34

   Short-term borrowings:
      Federal funds
        purchased, secur-
        ities sold under
        agreements to
        repurchase and other
        short-term
        borrowings                        247,582     3,284    5.23           67,578      742     4.33

   Advances from Federal
      Home Loan Bank                      401,674     5,814    5.76          380,088    6,138     6.41
   Collateralized mortgage
      obligation                            5,409       115    8.47            7,243      189    10.35
   Long-term debt                           4,608        24    2.12            3,950       55     5.52
Total interest bearing
   liabilities/interest
   expense                              1,678,947    19,709    4.66        1,523,848   18,765     4.88
Non-interest bearing
   liabilities:
      Demand deposits                     143,596                            137,237
      Other liabilities                    22,810                             26,818
   Stockholders' equity                   148,305                            145,172
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                              $1,993,658                         $1,833,075

Interest rate spread                                           3.05                               2.94
Net interest income/
   net interest margin                               16,351    3.51%                   14,640     3.44%
Tax-equivalent adjustment                              (730)                             (672)
Net Interest Income                                 $15,621                           $13,968

 ....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the third quarter of 1996 totalled $23,000 or 0.01% of average total loans. This represented a reduction of $22,000 from the third quarter 1995 provision of $45,000 or 0.02% of average total loans. The continued adequacy of the allowance for loan losses at each of the Company's banking subsidiaries supported the reduction in the provision level. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis. At September 30, 1996, the allowance for loan losses at each of the Company's banking subsidiaries was in compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the systematically determined minimum reserve need. In total, the Company's general unallocated reserve was $5.6 million at September 30, 1996, or 40.1% of the allowance for loan losses. Additionally, the reduction in the provision level was also supported by a favorable downward trend in substandard and doubtful classified asset categories experienced during 1995 and the first nine months of 1996. Total classified loans dropped by $3.0 million or 10.4% from $28.5 million at September 30, 1995, to $25.5 million at September 30, 1996.

 .....NON-INTEREST INCOME.....Non-interest income for the third quarter of 1996 totalled $4.9 million which represented a $938,000 or 23.5% increase when compared to the same 1995 period. This increase was primarily due to a combination of the following items:

 a $72,000 or 8.5% increase in trust fees to $924,000 in the third quarter of 1996. This trust fee growth is prompted by increased assets under management due to the profitable expansion of the Trust Company's business throughout western Pennsylvania including the Greater
 Pittsburgh marketplace. For the first nine months of 1996, the Trust Company's business development efforts have generated new trust assets amounting to $62 million which will generate annual fees approximating $272,000.

 a $250,000 gain realized on the sale of investment securities available for sale in the third quarter of 1996 compared to a $125,000 loss realized on investment security sales in the third quarter of 1995(a net favorable shift of $375,000). The 1996 third quarter gain resulted from the sale of $80 million of mortgage-backed securities and $28 million of tax-exempt securities.
 These sales were executed to (1) provide liquidity to fund anticipated loan growth and (2) improve future portfolio earnings.

 a $101,000 or 13.7% increase in deposit service charges to $837,000. This increase resulted primarily from fewer waivers of overdraft charges due to enhanced monitoring techniques and pricing increases on several demand deposit account related services.

 a $193,000 net increase in the cash surrender value of a $32.1 million Bank Owned Life Insurance Policy as the total balance of this asset was outstanding for the entire third quarter of 1996 compared to only part of the third quarter in 1995.

 a $147,000 increase in other income due in part to additional income resulting from ATM transaction charges, other mortgage banking processing fees, credit card charges, and premium income commissions from insurance sales.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the
third quarter of 1996 totalled $14.7 million which represented a $2.1 million or 16.4% increase when compared to the same 1995 period. This increase was primarily due to the following items:

 a $2.0 million increase in FDIC deposit insurance expense as the Company accrued a special assessment to recapitalize the SAIF in the third quarter of 1996. This
 Congressionally mandated special assessment amounted to $1.9 million on a pre-tax basis as a result of a charge of 65.7 cents per $100 of SAIF insured deposits held as of March 31, 1995. Beginning January 1, 1997, the annual rate the Company pays on SAIF deposits will drop from 23 cents to 6.44 cents per $100 of deposits while the rate on Bank Insurance Fund(BIF) deposits will increase from zero cents to 1.29 cents per $100 of deposits.
 Approximately $890 million or 77% of the Company's deposits are covered by the BIF while the remaining $263 million or 23% are part of the SAIF. The Company currently estimates that 1997 pre-tax income will be favorably impacted by approximately $300,000 as a result of these deposit premium changes.

 a $123,000 increase in salaries and employee benefits due to higher bonus and pension costs in the third quarter of 1996.
 a $236,000 increase in professional fees due to higher legal and other professional fees in the third quarter of 1996.

 a $251,000 decrease in other expense due to lower advertising expense, other real estate owned expense, bank correspondent charges, and educational training expenses.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the third quarter of 1996 was $1.5 million reflecting an effective tax rate of 26.5%. The Company's 1995 third quarter income tax provision was $1.4 million or an effective tax rate of 26.3%. The Company's uses tax-free asset holdings such as municipal investment securities and bank owned life insurance to manage its effective tax rate.
Net deferred income taxes of $674,000 have been provided as of September 30, 1996, on the differences between taxable income for financial and tax reporting purposes.

NINE MONTHS ENDED September 30, 1996 vs. NINE MONTHS ENDED
September 30, 1995

 .....PERFORMANCE OVERVIEW.....The Company's net income for the first nine months of 1996 totalled $14,524,000 or $2.76 per share on a fully diluted basis. The Company's net income for the first nine months of 1995 totalled $11,688,000 or $2.11 per share on a fully diluted basis. The 1996 results reflect a $2,836,000 or 24.3% earnings increase and a $0.65 or 30.8% improvement in fully diluted earnings per share when compared to the 1995 first nine months results. For year-to-date 1996, the Company's return on average equity increased by 203 basis points to 13.02% while the return on average assets increased by 15 basis points to 1.01%.

     The Company's improved financial performance reflects continued success in executing tactical strategies contained in the Company's 1996 budget plan. This improved financial performance is evidenced by increased levels of both net interest income and non-interest income, and a reduced loan loss provision. The growth in revenue more than offset higher non-interest expense due primarily to the previously discussed SAIF charge. The Company's earnings per share were also enhanced by the repurchase of its common stock. There were 278,000 fewer average fully diluted shares outstanding in the first nine months of 1996 than in the same 1995 period. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                              Nine Months Ended         Nine Months Ended
                              September 30, 1996        September 30, 1995

 Net income                         $14,524                  $11,688

 Fully diluted earnings
    per share                          2.76                     2.11

 Return on average assets              1.01%                    0.86%

 Return on average equity             13.02                    10.99

 Average fully diluted common
    shares outstanding                5,270                    5,548

Presented on this page was a graph of return on equity for the past five quarters. The data points were 11.53%, 14.40%, 13.14%, 11.15%, and 10.68%.

 .....NET INTEREST INCOME AND MARGIN.....The following table compares the Company's net interest income and margin performance for the first nine months of 1996 to the first nine months of 1995 (in thousands, except percentages):

                            Nine Months Ended
                               September 30
                             1996         1995       Change     % Change
Interest income            $101,342     $ 96,721    $  4,621       4.8
Interest expense             56,189       54,484       1,705       3.1
Net interest income          45,153       42,237       2,916       6.9
Tax-equivalent
   adjustment                 2,259        2,067         192       9.3
Net tax-equivalent
   interest income         $ 47,412     $ 44,304    $  3,108       7.0

Net interest margin           3.52%        3.48%       0.04%      <F1>

<F1>Not meaningful.

    USBANCORP's net interest income on a tax-equivalent basis increased by $3.1 million or 7.0%. This increased net interest income was due to a higher volume of earning assets and a four basis point improvement in the net interest margin percentage to 3.52%. For the first nine months of 1996, total average earning assets were $98 million higher than the comparable 1995 period due to greater leveraging of the balance sheet(see previous discussion under Balance Sheet Leveraging). The modest improvement in the net interest margin percentage reflects the cost of funds decreasing to a greater extent than the earning asset yield.

 .....COMPONENT CHANGES IN NET INTEREST INCOME.....Regarding
the separate components of net interest income, the Company's total tax-equivalent interest income for the first nine months of 1996 increased by $4.8 million or 4.9% when compared to the same 1995 period. This increase was due entirely to a $98 million or 5.8% increase in total average earning assets which caused interest income to rise by $5.7 million. This net increase in average earning assets reflects $88 million of growth in investment securities and a $19 million increase in total loans. The additional interest income generated from higher earning asset volumes was partially offset by an unfavorable rate variance as the Company's total earning asset yield decreased by eight basis points to 7.71%. Within the earning asset base, the yield on total investment securities declined by 15 basis points to 6.83% due primarily to the lower interest rate environment experienced in the first nine months of 1996. Both the prime rate and fed funds rate were approximately 60 basis points lower in the first nine months of 1996 as compared to the first nine months of 1995.

    Despite the lower interest rate environment, the yield on the total loan portfolio decreased by only four basis points to 8.63%. A mix shift in the loan portfolio towards higher yielding commercial product is favorably impacting the total loan portfolio yield. Total commercial and commercial mortgage loans comprised 40.8% of total loans at September 30, 1996, compared to 33.8% at December 31, 1995. Residential mortgage loans comprised 47.0% of total loans at September 30, 1996, compared to 50.2% at December 31, 1995. The higher commercial loan totals resulted from increased production from both small business (loans less than $250,000) and middle market lending. This improved new loan production was due primarily to more effective sales efforts which have included an intensive customer calling program and canvassing of small commercial businesses. This enhanced commercial loan production also attests to the modest economic growth of the Western Pennsylvania market. The reduced dependence on residential mortgage loans as an earning asset reflects the Company's ongoing strategy to sell newly originated 30 year fixed-rate mortgage product.

    The Company's total interest expense for the first nine months of 1996 increased by $1.7 million or 3.1% when compared to the same 1995 period. This higher interest expense was caused by a $103 million increase in average interest bearing liabilities which caused interest expense to rise by $3.6 million. Within the liability mix, total borrowed funds increased by $144 million in order to fund greater balance sheet leverage and replace a $41 million outflow in interest bearing deposits. Lower rates paid for both deposits and FHLB borrowings caused a favorable rate variance which partially offset the increased interest expense resulting from the higher level of interest bearing liabilities. The cost of deposits decreased by 15 basis points to 4.11% as the Company was able to reprice all major deposit categories downward during the first nine months of 1996. Due to the lower interest rate environment and the favorable extension of $150 million of non-hedged FHLB borrowings at a fixed rate of 5.0%, the Company's cost of borrowed funds averaged 5.64% for the first nine months of 1996 or 59 basis points lower than the 6.23% average for the first nine months of 1995. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to decrease by 18 basis points from 4.83% during the first nine months of 1995 to 4.65% during the first nine months of 1996.

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

Nine Months Ended September 30 (In thousands, except percentages)

                                               1996                                1995
                                               Interest                            Interest
                                   Average     Income/   Yield/      Average       Income/   Yield/
                                   Balance     Expense   Rate        Balance       Expense   Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income               $  841,961 $ 55,171   8.63%       $  823,300    $ 53,669   8.67%
   Deposits with banks                  2,670       96   4.72             6,847         244   4.83
   Federal funds sold
     and securities
     purchased under
     agreement to resell                  834       34   5.38             3,024         139   6.03
   Investment securities:
      Available for sale              444,908   22,082   6.62           307,111      16,609   7.21
      Held to maturity                490,334   25,852   7.03           540,124      27,720   6.84
      Total investment
         securities                   935,242   47,934   6.83           847,235      44,329   6.98

   Assets held in trust for
      collateralized
      mortgage obligation               6,475      366   7.55             8,419         407   6.46
Total interest earning
   assets/interest income           1,787,182 $103,601   7.71%        1,688,825    $ 98,788   7.79%
Non-interest earning assets:
   Cash and due from banks             35,154                            36,644
   Premises and equipment              18,315                            19,097
   Other assets                        96,658                            80,230
   Allowance for loan
      losses                          (14,510)                          (15,226)
TOTAL ASSETS                       $1,922,799                        $1,809,570

                     CONTINUED ON NEXT PAGE

NINE MONTHS ENDED September 30
CONTINUED FROM PREVIOUS PAGE

                                                 1996                                 1995
                                                 Interest                             Interest
                                  Average        Income/   Yield/     Average         Income/   Yield/
                                  Balance        Expense   Rate       Balance         Expense   Rate
Interest bearing
   liabilities:
   Interest bearing
      deposits:
   Interest bearing
      demand                      $    82,073    $    613  1.00%      $   94,458      $ 1,019   1.44%
   Savings                            212,664       2,683  1.69          233,133        3,307   1.89
   Other time                         735,183      28,425  5.16          743,197       29,884   5.36
   Total interest bearing
      deposits                      1,029,920      31,721  4.11        1,070,788       34,210   4.26

   Short-term borrowings:
      Federal funds
        purchased, secur-
        ities sold under
        agreements to
        repurchase and other
        short-term
        borrowings                    144,160       5,575  5.18          146,859        5,956   5.48

   Advances from Federal
      Home Loan Bank                  425,516      18,419  5.80          277,056       13,467   6.50
   Collateralized mortgage
      obligation                        5,911         367  8.30            7,595          671  11.81
   Long-term debt                       4,727         107  2.38            4,744          180   5.07
Total interest bearing
   liabilities/interest
   expense                          1,610,234      56,189  4.65        1,507,042       54,484   4.83
Non-interest bearing
   liabilities:
      Demand deposits                 139,739                            135,252
      Other liabilities                23,767                             25,053
   Stockholders' equity               149,059                            142,223
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                          $1,922,799                         $1,809,570

Interest rate spread                                       3.06                                 2.96
Net interest income/
   net interest margin                             47,412  3.52%                       44,304   3.48%
Tax-equivalent adjustment                          (2,259)                             (2,067)
Net Interest Income                               $45,153                             $42,237


 ....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the first nine months of 1996 totalled $68,000 or 0.01% of average total loans compared to a provision of $240,000 or 0.04% of average total loans for the same 1995 period. The reduced provision in 1996 reflects the continued adequacy of the allowance for loan losses at each of the Company's banking subsidiaries and a declining trend in classified assets. At September 30, 1996, the balance in the allowance for loan losses totalled $13.9 million or 185.1% of total non-performing assets.

 .....NON-INTEREST INCOME.....Non-interest income for the first nine months of 1996 totalled $14.0 million which represented a $2.0 million or 16.8% increase when compared to the same
1995 period. This increase was primarily due to the following items:

 a $260,000 or 10.2% increase in trust fees to $2.8 million in the first nine months of 1996. This trust fee growth reflects increased assets under management as a result of successful business development efforts in the Company's Southwestern Pennsylvania marketplace.

 a $769,000 gain realized on the sale of loans held for sale in the first nine months of 1996 compared to a $474,000 loss realized on this same type of activity in the first nine months of 1995 (a net favorable shift of $1.2 million). The 1996 gain resulted from normal sales activity at the Company's mortgage banking subsidiary.
 The 1995 loss resulted from the first quarter sale of $34 million of fixed-rate residential mortgage loans with a weighted average coupon of 7.79% and a weighted average maturity of 168 months. This sale was executed to diversify the Company's balance sheet mix and reduce its overall level of fixed-rate residential mortgage loans resulting from the Johnstown Savings Bank acquisition.
 The majority of the proceeds from the sale were reinvested in adjustable-rate agency securities to increase the repricing sensitivity of the Company's earning assets.

 a $212,000 or 10.9% decrease in net mortgage servicing fee income to $1.7 million. This amount resulted from $2.7 million of mortgage servicing fees net of $944,000 of amortization expense of the cost of purchased and originated mortgage servicing rights. The decline in earnings between years was due in part to increased amortization expense on the mortgage servicing rights as a result of faster mortgage prepayment speeds in 1996.

 a $905,000 gain was realized on the disposition of Frontier Finance Company, a subsidiary of Community
 Savings Bank, in the first quarter of 1995. This business line was sold because it did not fit into the Company's future strategic plans and was not meeting internal return on equity performance requirements.
 There were no business line dispositions in the first nine months of 1996.

 a $890,000 increase in the net cash surrender value of a $32.1 million Bank Owned Life Insurance Policy as the total balance of this asset was outstanding for the entire nine months of 1996 compared to only a portion of the period in 1995.

 a $593,000 increase in other income due in part to additional income resulting from ATM transaction charges, other mortgage banking processing fees, credit card charges, letters of credit fees, and check supply sales.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the
first nine months of 1996 totalled $39.4 million which represented a $1.6 million or 4.4% increase when compared to the same 1995 period. This increase was primarily due to the following items:

 a $226,000 decrease in salaries and employee benefits due to eight fewer FTE, reduced profit sharing expense, and lower group insurance medical premiums as a result of a switch to a managed care program.

 a $531,000 increase in professional fees due to higher legal and other professional fees in the first nine months of 1996.

 a $939,000 increase in FDIC deposit insurance expense due to the previously discussed special assessment to recapitalize the SAIF.

 a $389,000 increase in other expense due to higher advertising expense, other real estate owned expense, telephone expense, and outside processing fees.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first nine months of 1996 was $5.2 million reflecting an effective tax rate of 26.4%. The Company's income tax provision for the first nine months of 1995 was $4.6 million or an effective tax rate of 28.2%. The lower effective tax rate in 1996 was caused by increased total tax-free asset holdings which were $24 million higher on average in the first nine months of 1996 as compared to the first nine months of 1995.

 .....NET OVERHEAD BURDEN.....The Company's efficiency
ratio(non-interest expense divided by total revenue, which consists of tax-equivalent net interest income and non-interest income) showed significant improvement as it declined from 67.0% for the first nine months of 1995 to 64.1% for the first nine months of 1996. Excluding the $1.9 million SAIF special assessment, the Company's efficiency ratio for the first nine months of 1996 averaged 60.9%. The increased revenue generated in 1996 is a key factor responsible for the improved efficiency ratio. The Company is well positioned to achieve its goal of reducing this ratio to below 60% by mid-1997. Employee productivity ratios also continued to demonstrate improvement as total assets per employee averaged $2.6 million for the first nine months of 1996 a 7.4% increase over the $2.4 million average for the same period in 1995.

 .....BALANCE SHEET.....The Company's total consolidated assets were $2.071 billion at September 30, 1996, compared with $1.885 billion at December 31, 1995, which represents an increase of $186 million or 9.9% due to increased leveraging of the balance sheet. During the first nine months of 1996, total loans and loans held for sale increased by approximately $69 million or 8.3% due to the previously mentioned growth in commercial and commercial mortgage loans. Consumer loans continued to decline due to net run-off experienced in the indirect auto loan portfolio. This indirect auto loan run-off has overshadowed improved direct consumer loan production from the Company's branch offices which for the first nine months of 1996 was $14 million or 59% greater than the comparable
1995 period. Investment securities increased by $122.7 million due to purchases of mortgage-backed and municipal securities. A significant portion of the securities portfolio growth occurred during the third quarter of 1996 as the Company took advantage of a temporary 30-50 basis point steepening of the treasury yield curve to purchase higher yielding securities.

 Total deposits declined by $25.2 million or 2.1% since December 31, 1995. The majority of this run-off occurred in certificate of deposits as the Company experienced more aggressive competitor deposit pricing during the third quarter. The Company's total borrowed funds position increased by $213.8 million as these borrowings were used to fund the increased investment security purchases noted above. Overall, the Company's asset leverage ratio was 6.31% at September 30, 1996. The Company expects to use cash flow from the investment securities portfolio to de-lever the balance sheet by approximately $50 million during the fourth quarter of 1996 in order to bring the asset leverage ratio up to the targeted operating level of 6.50%.

 .....MARKET AREA ECONOMY.....The rate of economic growth in the third quarter slowed from previous quarters as expected by the Federal Reserve. The Labor Department reported employment costs rose 0.6% in the third quarter, compared to the 0.8% increase in the second quarter of 1996. This was the smallest gain since the 0.6% increase in the third quarter of 1995. Evidence of economic weakness and low inflation are factors which could persuade the Federal Reserve to hold off raising interest rates in the near future.

 In the Johnstown region, seasonal reductions caused the Cambria-Somerset unemployment rate to rise 0.1% in September to 6.9%, the first increase in 1996. The Johnstown region has experienced modest declines in deposit volumes during much of 1996, while the Pittsburgh region's deposits have decreased slightly from July. Lending pipelines have improved and activity continues to be generally strong in both markets as evidenced by the increased new loan fundings in 1996.

 In the Johnstown marketplace, a 47-unit, three story
Motel 6 is planned for the Napoleon Place area. The budget motel will face the clock tower at Napoleon Place, a 3.4 acre tract in the city's Kernville neighborhood.

 In the Pittsburgh marketplace, Lazarus officials unveiled a design for a $78 million, 251,000 square foot department store, which will be located at Fifth Avenue and Wood Street in Pittsburgh's downtown area. In addition, a joint venture to develop the Leetsdale Intermodal Distribution site will cost $5 million and could create as many as 200 new jobs from the handling of cargoes rarely seen on local rivers, such as food and paper.

 .....LOAN QUALITY.....USBANCORP's written lending policies
require underwriting, credit analysis, and loan documentation standards be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. Credit reviews are mandatory for all commercial loans and for all commercial mortgages in excess of $250,000 within an 18 month period. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas.

 The following table sets forth information concerning
USBANCORP's loan delinquency and other non-performing assets
(in thousands, except percentages):

                                          September 30     December 31    September 30
                                          1996             1995           1995
     Total loan delinquency (past due
        30 to 89 days)                    $14,608          $14,324        $14,287
     Total non-accrual loans                5,635            7,517          5,405
     Total non-performing assets<F1>        7,495            9,426          7,182
     Loan delinquency, as a percentage
        of total loans and loans held
        for sale, net of unearned income     1.62%            1.72%          1.75%
     Non-accrual loans, as a percentage
        of total loans and loans held
        for sale, net of unearned
        income                               0.62             0.90           0.66
     Non-performing assets, as a
        percentage of total loans and
        loans held for sale, net of
        unearned income, and other
        real estate owned                    0.83             1.13           0.88

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

  Total loan delinquency amounted to $14.6 million or
1.62% of total loans outstanding at September 30, 1996 which was slightly improved from the 1.72% delinquency rate at
December 31, 1995.   Non-performing assets also demonstrated
a favorable decline since year-end due primarily to enhanced collection efforts on residential mortgage loans and the success of the Company's ongoing commercial loan workout programs.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):


                                     September 30      December 31     September 30
                                     1996              1995            1995
  Allowance for loan losses          $ 13,871          $ 14,914        $ 14,899
  Amount in the allowance
        for loan losses
        allocated to "general risk"     5,564             7,471           7,327
  Allowance for loan losses as
        a percentage of each of
        the following:
          total loans and loans
             held for sale,
             net of unearned income      1.54%            1.79%            1.83%
          total delinquent loans
             (past due 30 to 89 days)   94.95           104.12           104.28
          total non-accrual loans      246.16           198.40           275.65
          total non-performing assets  185.07           158.22           207.45


  Since December 31, 1995, the balance in the allowance for loan losses has declined by $1,043,000 to $13.9 million due to net charge-offs exceeding the loan loss provision. Net charge-offs for the first nine months of 1996 amounted to $1,111,000 or 0.18% of total average loans compared to net charge-offs of $589,000 or 0.10% of total average loans for the same 1995 period. The higher 1996 net charge-offs reflect the second quarter charge-off of one $756,000 commercial loan(for which a full loan loss reserve allocation had been previously established in 1995). The Company's allowance for loan losses as a percentage of non-performing assets increased to 185.1% at September 30, 1996, compared to 158.2% at December 31, 1995. This coverage ratio improved since year-end 1995 due to the Company's reduced level of non-performing assets.

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

  The following table presents a summary of the Company's static GAP positions (in thousands, except for the GAP ratios):


                                September 30       December 31     September 30
                                1996               1995            1995

    Six month cumulative GAP
        RSA................     $ 643,036          $ 589,200       $ 473,810
        RSL................      (891,937)          (845,020)       (783,187)
        Off-balance sheet
           hedges..........        25,000             75,000          75,000
        GAP................     $(223,901)         $(180,820)      $(234,377)
        GAP ratio..........          0.74X              0.77X           0.67X
        GAP as a % of total
           assets..........        (10.81)%            (9.59)%        (12.80)%
        GAP as a % of total
           capital.........       (150.23)           (120.15)        (163.52)

    One year cumulative GAP
        RSA................     $ 868,548          $ 787,615       $ 718,221
        RSL................    (1,018,097)          (986,669)       (937,557)
        Off-balance sheet
           hedges........               -             75,000          75,000
        GAP................     $(149,549)         $(124,054)      $(144,336)
        GAP ratio..........          0.85X              0.86X           0.83X
        GAP as a % of total
           assets..........         (7.22)%            (6.58)%         (7.88)%
        GAP as a % of total
           capital.........       (100.34)            (82.43)        (100.70)


    When September 30, 1996, is compared to December 31,
1995, both the Company's six month and one year cumulative GAP ratios became more negative due to increased leveraging of the balance sheet. As separately disclosed in the above table, the hedge transactions (described in detail in Note 13) reduced the negativity of the six month GAP by $25 million and had no impact on the one year GAP because the scheduled maturity of all off-balance sheet hedges is now under one year.

    A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc. At September 30, 1996, the balance in these accounts totalled $443 million or 21.4% of total assets. Within the above static GAP table, approximately $148 million or 33.5% of the total low cost core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is consistently used for all GAP ratios presented. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that up to a 250 basis point increase in rates will not necessitate a change in the cost of these accounts.

    There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places primary emphasis on simulation modeling to manage and measure interest rate risk. At September 30, 1996, these varied economic interest rate simulations indicated that the maximum negative variability of USBANCORP's net interest income over the next twelve month period was -3.7% under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. Capital impairment under this simulation was estimated to be less than 1.0% and net income was reduced by approximately 7.4%. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income in a rising interest rate environment. The Company's asset liability management policy seeks to limit net interest income variability to plus or minus 7.5% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points.

    Within the investment portfolio at September 30, 1996, 48.8% of the portfolio is currently classified as available for sale and 51.2% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30 year fixed-rate mortgage loans. The Company will usually retain servicing rights at its mortgage banking subsidiary and recognize fee income over the remaining lives of the loans sold at an average rate of approximately 30 basis points on the loan balances outstanding.

 .....LIQUIDITY.....Financial institutions must maintain
liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totalled $171 million at September 30, 1996, $169 million at December 31, 1995, and $187 at September 30, 1995. Maturing and repaying loans as well as the monthly cash flow associated with certain mortgage-backed securities are other significant sources of asset liquidity.

    Liability liquidity can be met by attracting deposits
with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At September 30, 1996, USBANCORP's subsidiaries had approximately $55.0 million of unused lines of credit available under informal arrangements with correspondent banks compared to $168.4 million at September 30, 1995. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate- to longer-term advances up to approximately 80% of their investment in assets secured by
one-to-four family residential real estate.   This would
suggest a current total available Federal Home Loan Bank borrowing capacity of approximately $127.3 million. Furthermore, USBANCORP had available at September 30, 1996, $9.0 million of a total $14.5 million unsecured line of credit.

    Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $6.7 million from December 31, 1995, to September 30, 1996, due primarily to $209.6 million of net cash used by investing activities. This more than offset $25.7 million of net cash provided by operating activities and $177.1 million
of net cash provided by financing activities.   Within
investing activities, purchases of investment securities exceeded the cash proceeds from investment security maturities and sales by approximately $131.3 million. Cash advanced for new loan fundings totalled $258.8 million and was approximately $67.6 million greater than the cash received from loan principal payments. Within financing activities, cash payments for maturing certificates of deposit exceeded cash generated from the sale of new certificates of deposit by $20.8 million. Net principal borrowings of advances from Federal Home Loan Bank and long-term debt provided $87.2 million of cash.

 .....CAPITAL RESOURCES.....The following table highlights the
Company's compliance with the required regulatory capital ratios for each of the periods presented (in thousands, except ratios):


                              September 30, 1996      December 31, 1995       September 30, 1995
                              Amount       Ratio      Amount       Ratio       Amount       Ratio
RISK-ADJUSTED
  CAPITAL RATIOS
Tier 1 capital                $  129,362   13.27%     $  123,251   13.63%      $  119,013   13.22%
Tier 1 capital minimum
  requirements                    38,987    4.00          36,162    4.00           36,014    4.00
Excess                        $   90,375    9.27%     $   87,089   9.63%       $   82,999    9.22%

Total capital                 $  141,546   14.52%     $  134,552  14.88%       $  130,267   14.47%
Total capital minimum

  requirements                    77,975    8.00          72,325   8.00            72,027    8.00
Excess                        $   63,571    6.52%     $   62,227   6.88%       $   58,240    6.47%
Total risk-
  adjusted
  assets                      $  974,687              $  904,062               $  900,339

ASSET LEVERAGE
  RATIO
Tier 1 capital                $  129,362    6.31%     $  123,251   6.63%       $  119,013    6.59%
Tier 1 capital
  minimum
  requirements                   102,558    5.00          92,907   5.00            90,361    5.00
Excess                        $   26,804    1.31%     $   30,344   1.63%       $   28,652    1.59%

Total adjusted
  assets                      $2,051,165              $1,858,131               $1,807,215


     Between December 31, 1995, and September 30, 1996, each of the Company's regulatory capital ratios decreased due to greater leveraging of the balance sheet through the investment securities portfolio and loan portfolio in the third quarter. As a result of this increased size of the balance sheet, the asset leverage ratio dropped to 6.31% which is slightly below the Company's targeted operating level of 6.50%. Management believes that a 6.50% asset leverage ratio provides an optimal balance between regulatory capital requirements and shareholder value needs. The Company expects to use cash flow from the investment securities portfolio to delever the balance sheet by approximately $50 million during the fourth quarter of 1996 in order to bring the asset leverage ratio back up to the 6.50% operating level.

     The Company used funds provided by a $12 million unsecured line of credit to repurchase 169,000 shares or $5.8 million of its common stock during the first nine months of 1996. The rate on this unsecured line of credit floats at 50 basis points under the prime rate. Through September 30, 1996, the Company has repurchased a total of 592,000 shares of its common stock at a total cost of $16.8 million or $28.36 per share. The Company plans to continue its treasury stock repurchase program which currently permits a maximum total repurchase authorization of $30 million. The maximum price per share at which the Company can repurchase stock is 150% of book value. At September 30, 1996, the book value of the Company's common stock was $28.95 per share.

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

     The Company's declared Common Stock cash dividend per share was $0.87 for the first nine months of 1996 which was a 10.1% increase over the $0.79 per share dividend for the same 1995 interim period. The dividend yield on the Company's common stock now approximates 3.1% compared to an average common dividend yield for Pennsylvania bank holding companies of approximately 2.9%. The Company remains committed to a progressive total shareholder return which includes maintaining the common dividend at a higher level than peer.

The graph on this page presents the common shares outstanding for the past five quarters. The data points in thousands are 5,148, 5,187, 5,267, 5,308, and 5,299.

Presented on this page was a service area map reflecting the six counties serviced by the Company. The counties served include Allegheny, Cambria, Clearfield, Somerset, Washington, and Westmoreland.

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibit

            15.1 Letter re:  unaudited interim financial
                 information

     (b) Reports on Form 8-K: There were no reports filed on Form 8-K during the first nine months of 1996.

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                USBANCORP, Inc.
                                Registrant

Date: November 13, 1996         \s\Terry K. Dunkle
                                Terry K. Dunkle
                                Chairman, President and
                                Chief Executive Officer

Date: November 13, 1996         \s\Orlando B. Hanselman
                                Orlando B. Hanselman
                                Executive Vice President &
                                Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

October 18, 1996

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

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To the Stockholders and
 Board of Directors of
 USBANCORP, Inc.:

 We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income for the three- and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of changes in stockholders equity and cash flows for the nine-month periods ended September 30, 1996 and 1995.
 These financial statements are the responsibility of the Company's management.

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

 We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of USBANCORP, Inc. as of December 31, 1995, and, in our report dated January
 25, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

 \s\ARTHUR ANDERSEN LLP
 ARTHUR ANDERSEN LLP
 Pittsburgh, Pennsylvania,
 October 18, 1996

 July 19, 1996

 To the Stockholders and Board of Directors of USBANCORP, INC.:

 We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form S-3
 (Registration No. 33-56604); Form S-8 (Registration
 No. 33-53935); Form S-8 (Registration No. 33-55845);
 Form S-8 (Registration No. 33-55207); and Form S-8
 (Registration No. 33-55211) its Form 10-Q for the quarter ended September 30, 1996, which includes our report dated October 18, 1996, covering the unaudited interim financial statement information contained therein. Pursuant to Regulation C of the Securities
 Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

 Very truly yours,

 \s\ARTHUR ANDERSEN LLP
 ARTHUR ANDERSEN LLP