Form 10-K
period 1996-12-31
USBANCORP INC /PA/
filed 1997-03-21
CIK 707605

USBANCORP, INC.

USBANCORP, INC.
1996 ANNUAL REPORT
AND FORM 10-K

CONTENTS
Financial Highlights at a Glance                                   2
Financial Highlights                                               3
Shareholder Information at a Glance                                4
Message to the Shareholder                                         5
Service Area Map                                                  14
Consolidated Balance Sheet                                        17
Consolidated Statement of Income                                  18
Consolidated Statement of Changes in Stockholders' Equity         19
Consolidated Statement of Cash Flows                              20
Notes to Consolidated Financial Statements                        23
Statement of Management Responsibility                            45
Report of Independent Public Accountant                           46
Market Price and Dividend Data                                    48
Selected Five-Year Consolidated Financial Data                    49
Selected Quarterly Consolidated Financial Data                    50
Management's Discussion and Analysis                              51
Form 10-K                                                         72
USBANCORP Directors and General Officers                          92
Subsidiaries' Directors, General Officers, and Advisory Boards    93
Office Locations                                                  96
Shareholder Information                            Inside Back Cover
Graph Data Points                                            Annex A

FINANCIAL HIGHLIGHTS AT A GLANCE
See Annex A

FINANCIAL HIGHLIGHTS

                                                                         % Increase
                                             1996         1995           (Decrease)
FOR THE YEAR                      (In thousands, except per share and ratio data)
Net interest income                          $   61,138     $   56,147     9
Net income                                       20,019         15,803    27
Performance ratios:
Return on average assets                           1.03%          0.87%   18
Return on average equity                          13.36          11.03    21
Net interest margin                                3.52           3.45     2
Net charge-offs as a percentage of
average loans, net of unearned income              0.20           0.08   150
Loan loss provision as a percentage of
average loans, net of unearned income              0.01           0.03   (67)
Efficiency ratio                                  63.39          66.97    (5)
PER COMMON SHARE
Net income:
Primary                                           $3.83          $2.88    33
Fully diluted                                      3.81           2.87    33
Cash dividends declared                            1.37           1.06    29
Dividend payout ratio                             35.28%         36.43%   (3)
Price earnings ratio                              10.96x         11.50x   (5)
AT PERIOD END
Total assets                                 $2,087,112     $1,885,372    11
Investment securities:
Available for sale                              455,890        427,112     7
Held to maturity                                546,318        463,951    18
Loans and loans held for sale,
net of unearned income                          939,726        834,634    13
Allowance for loan losses                        13,329         14,914   (11)
Goodwill and core deposit intangibles            21,478         23,838   (10)
Deposits                                      1,138,738      1,177,858    (3)
Stockholders' equity                            151,917        150,492     1
Trust assets (discretionary and
non-discretionary)                            1,157,072      1,043,001    11
Non-performing assets                             8,671          9,426    (8)
Non-performing assets as a percentage of
loans and loans held for sale,
net of unearned income, and other
real estate owned                                  0.92%          1.13%  (19)
Capital ratios:
Common equity                                      7.28           7.98    (9)
Total risk-based                                  14.16          14.88    (5)
Asset leverage                                     6.51           6.65    (2)
Per common share:
Book value                                       $29.90         $28.34     6
Market value                                      41.75          33.00    27
Market price to book value ratio                 139.63%        116.44%   20
Assets per employee                              $2,588         $2,417     7
STATISTICAL DATA
AT YEAR END                                          (Amounts not rounded)
Full-time equivalent employees                      759            742     2
Branch locations                                     44             45    (2)
Common shareholders                               6,246          6,212     1
Common shares outstanding                     5,081,004      5,310,489    (4)

                                                    NASDAQ Symbol: UBAN

Shareholder Information - at a glance
See Annex A

MESSAGE TO THE
SHAREHOLDER
Dear Shareholder:

The record success your Company has achieved in 1996 is particularly satisfying in light of the demanding goals
I originally communicated to you in our 1995 Annual
Report. These goals provided a clear focus for striking a productive "partnership for success" among shareholders, customers, and employees while creating an improving value for each.

DEMONSTRATING A COMMITMENT TO SHAREHOLDER VALUE

I am pleased to report to you that key 1996 strategies to improve earnings performance and to reposition your company to effectively compete in an ever changing financial services environment have resulted in improved value to you our shareholder. The implementation of a flexible marketing and sales strategy, combined with a balanced approach between new business generation and expense control, resulted in a 1996 ROE of 13.4%. Our increasing earnings momentum throughout the year created a fourth quarter 1996 ROE of 14.4% which strengthens your Company's position for further ROE enhancement in 1997 and beyond.
The ability to improve our earnings performance contributed to a growing Earnings Per Share ("EPS") for the full year 1996. Our stated goal was to achieve an annualized EPS growth rate in the 15% to 20% range. For
1996, your Company far exceeded this goal by reporting a record fully diluted EPS of $3.81 - or a growth of 32.8% compared to 1995. Your Company's ability to execute strategies to generate more revenue from our core banking business was the key driver of the 1996
EPS growth and also contributed to an improved efficiency ratio. By the fourth quarter of 1996, the efficiency ratio had improved to 61.4% compared to an average of 67% in 1995. Your Company is well positioned to further improve this ratio to below 60% by the end of the second quarter of 1997 which is within the time frame I had pledged in my message to you last year.
The 32.8% growth in EPS achieved in 1996 is even more impressive when you consider the fact that our financial results included a special assessment to recapitalize the Savings Association Insurance Fund
("SAIF"). This Congressionally mandated special assessment amounted to $1.3 million on an after-tax basis and reduced our 1996 EPS by $0.26. One positive outcome from this SAIF legislation is that we will now be able to consolidate our Western Region Banks - Three
Rivers Bank and Community Savings Bank - into one bank in 1997 without any negative tax consequences.
Additionally, the one time special assessment will be recovered over a three to four year period in the form of lower insurance premiums on deposits insured by the SAIF.
The investment community demonstrated an increasing confidence in your Company's ability to improve earnings performance through the execution of strategies outlined in my message to you last year.
Published analyst research reports, which accurately detailed our significant success in advancing towards our pre-stated goals, contributed to increased investor confidence and an improved 1996 stock price. The price at year end 1996 reached $41.75 per share - a 26.5% improvement compared to the end of year 1995. The stock price appreciation created an additional $46 million in wealth for you our shareholders. Common dividends totalled approximately $7.1 million for 1996 and treasury stock repurchases totalled $8.5 million, resulting in 78% ($15.6 million) of 1996 corporate net income being distributed back to our shareholders.
These 1996 actions confirm your Company's commitment to providing a progressive total shareholder return.

     This increasing value created for shareholders was achieved through the leadership of the management team
I introduced to you in 1995. These leaders embraced our mission and passionately executed key strategies and tactics which resulted in our record 1996 successes.
Through their vision and demonstrated work ethic they motivated employees to join them in "rolling up their sleeves" and to work as a team to achieve our goals.
The leaders are Orlando B. Hanselman, President and
Chief Executive Officer for U.S. Bank; W. Harrison
Vail, President and Chief Executive Officer for Three
Rivers and Community Savings Bank; Ronald W. Virag,
President and Chief Executive Officer of USBANCORP
Trust Company; and Kevin O'Neil, President and Chief
Executive Officer for Standard Mortgage Corporation of
Georgia. This management team facilitated the shift to a flatter, more flexible customer-driven organization throughout 1996, one which is capable of supporting
"real time" decision-making autonomy at all levels of the organization. Their hands-on, action oriented approach to our goals is evidenced by the results of 1996, and by the challenging strategic vision we share for future success.

IMPROVING CUSTOMER VALUE WITH CONVENIENCE

Listening and responding to customer feedback has directed your leadership team in the implementation of value-added customer services. Customers have communicated their wishes through processes first introduced in late 1995, such as the Dazzled Or
Disappointed process and the ongoing President's Branch
Visits. Your leadership team has acted on this valuable feedback by improving our responsiveness to customer needs, exploring profitable ways to enhance our products, and raising the level of service beyond that offered at competing banks. These actions strengthened our relationships with existing customers and encouraged more new customers to select us as their "Bank of Choice."
Customer feedback is the driving force behind the implementation of the successful "high-touch" customer service positioning strategy first introduced during the last half of 1995. This large scale change to the processes by which we measure the quality of our service has produced impressive results in 1996. Driven by the knowledge that customers respond positively to flexibility and speed from our delivery system, your leadership team intensified efforts to close the gap between our current service and total customer satisfaction. The following high-touch, medium-tech strategies were employed in 1996 to close this gap.

Expanding The Place And Time Of Delivery

Loan revenues improved significantly in 1996 due to the implementation of strategic initiatives designed to demonstrate our commitment to customer convenience. The introduction of the Sales Blitz and Neighborhood
Canvassing programs created face-to-face customer sales contacts between our sales people and potential customers. The Canvassing program was staffed almost entirely with a cross-section of employee volunteers.
Both programs emphasized to our service communities that we were willing to outwork our competition by literally bringing bank services directly to the customer at a location and time convenient to them.
Customers responded to this value-added approach to customer service. U.S. Bank branch leaders made more than 3,200 Sales Blitz calls outside the branch office in 1996. New commercial and consumer loan business was secured within 90 days on 35% of these calls.

Branch-generated commercial loans
for 1996 improved 220% over the previous year. Branch consumer lending increases of 148% for closed end home equity loans, 102% for direct auto loans, 60% for mortgage loans, and 26% for other installment loans emphasize the importance of flexible service for the creation of new business. The Western Region banks' introduction of the Sales Blitz and Neighborhood
Canvassing initiatives in the last half of 1996 offered the added strategic advantage of increasing community awareness for our two suburban Pittsburgh banks competing within a metropolitan area where the alternative media advertising costs are extremely high.
I am pleased to report that our 1996 consumer and commercial loan originations through the retail delivery system have exceeded our targeted goal.
The consolidation of Community Savings Bank into Three
Rivers Bank on July 4, 1997, will give Western Region customers more banking location options. After this date, customers can make all their banking transactions at any Three Rivers Bank or former Community Savings
Bank office. The consolidation will achieve three long-range goals: 1) To provide a unified marketing and sales approach for the Western Region which will lead to a higher state of customer awareness as we continue to introduce new products, services and customer advantages in the highly competitive Pittsburgh market,
2) To expand the variety of products offered by continuing our transition from a savings bank to a full-service commercial bank, and 3) To improve customer convenience by allowing customers to now perform all banking transactions at any of the 24
Western Region locations.

Expanding Methods Of Delivery

The Loan Patrol initiative enhances our high-touch positioning by incorporating loan requests by phone with our willingness to deliver services directly to a customer's home or office. Marketing resources were directed at the 18-54 year old customer, and the success of the message is found in the loan improvements of 1996. Phone-originated banking contributed to a 53% increase in direct consumer loan volume at U.S. Bank and provided the bank with another means to prove its commitment to convenience. The added value of the Loan Patrol to our customers is evident in the fact that 40% of the U.S. Bank loan request phone calls were received after traditional banking hours. In the Western Region, the Loan Patrol and the new
Telemarketing Center contributed to increased consumer loan growth of 38% after only six months of operation.
The success of the Sales Blitz, Neighborhood Canvassing and Loan Patrol in delivering banking services to the customer was followed by a review of current branch operating hours. A cross functional high performance work team recommended the expansion of office hours in select high-traffic locations. The result was expanded weekend hours and Sunday operating hours within high-traffic mall branches.
U.S. Bank's commitment to customer convenience, high-touch service, and technology will reach new heights in 1997 with the introduction of our market area's first "mobile branch" office. The mobile branch will be one of only 40 full-service branch-on-wheels in the country. U.S. Bank - the largest bank in its mostly rural, four county marketplace - will operate the mobile branch to bring more convenience to our current customers while providing expanding business opportunities in growth areas of our market. The mobile branch will provide the capability to test new market locations prior to any investment in brick and mortar.
A mobile branch office is a perfect match with our mission of high convenience, high-touch service, and our intent to outwork the competition.

Optimizing The Retail Delivery System To Increase
Commercial Business

The Small Business Loan Center - operating for its first full year in 1996 - forged a productive working process with the retail delivery channels at all affiliate banks. The Center's centralized processing ability enables the retail delivery system to effectively sell commercial loans of under $250,000 within the branch office. The Center processed more than 929 in-branch commercial loan applications resulting in approvals for 688 customers seeking small business commercial loans. The Small Business Loan
Center accounted for over $40 million in new loans in 1996 and provided more than $16 million in larger loan referrals to the middle market commercial lending group. Operating as a team to increase sales, the affiliate retail segments improved the volume of new demand deposit accounts by 4% in 1996 - an improvement which was significantly impacted by the new cross selling opportunities presented to the retail segment by the Small Business Loan Center.
The lending success of the Small Business Loan Center and the retail delivery system freed the Commercial
Middle Market segment operation to concentrate their efforts on larger commercial lending customers. This redistribution of commercial responsibilities allowed the middle market segment to contribute a record $202 million in loan originations to the loan to deposit ratio success for 1996. In addition to the overall loan growth, a mix shift within the loan portfolio towards higher yielding commercial loans has improved loan portfolio yields. At December 31, 1996, total commercial and commercial mortgage loans comprised
43.1% of total loans, compared to 33.9% at the end of 1995. As a result of the successes achieved in both commercial and consumer lending, our loan to deposit ratio significantly improved from 70.9% at the end of 1995 to 82.5% by the end of 1996.

Improving Technology To Enhance Product Delivery

The high-touch approach to customer service in 1996 was enhanced through the addition of technology which provides easy access to our current retail delivery system. This technology has provided electronic options for routine banking transactions, freeing our customer service representatives to provide more high-touch contact for those customers who value personal service.
TellerPhone Banking, originally introduced in late
1995, allows customers to access their account information 24 hours a day, 365 days a year. An average of 10,000 customer TellerPhone calls per month were received in 1996, allowing retail delivery sales staff to concentrate on the development of profitable new business. An even higher state of technology was applied to this successful service with the fourth quarter introduction of PC TellerPhone Banking for customers operating a personal computer with a modem.
The Western Region introduced another form of technology which helps build profitable relationships through enhanced customer service. Platform automation for loan transactions has been in use since the third quarter of 1996, and deposit service automation will be operational during the first quarter of 1997. Service representatives are equipped to access and review one complete customer profile which verifies every account relationship, and to immediately identify possible cross-selling opportunities at the point of sale. This information is valuable to our newly empowered front-line sales people, who can make immediate sales decisions on their own during any sales session.
Customer convenience was further enhanced in the Western Region with the introduction of a debit card product. Customers can deduct payments directly from their checking or savings account by simply presenting their debit card at any business which accepts the VISA credit card.

More than 3,000 fee-generating debit card transactions were made by Three Rivers Bank and Community Savings Bank customers during the first three weeks after the introduction of the debit card. A late
1997 introduction of the debit card product is scheduled at U.S. Bank.
Access to banking services during non-traditional banking hours was improved with the addition of automatic teller machines ("ATM"s) in new service areas. For 1997, affiliate banks have the goal of operating at least one ATM within every community served by our bank offices.
Your Company's success with the Loan Patrol,
TellerPhone Banking, platform automation, the debit card product, and more automated teller machines reaffirms our belief that the market will embrace technology and is eager to use these convenient new customer service options. The time-savings benefit of this technology is being reinvested back into the retail delivery system to produce new business, more profitable banking relationships, and improved revenue.
Management will continue to explore technology with the capabilities to enhance our "high-touch" delivery system and to increase business. This commitment to technology has led to the first ever Five-Year
Technology Plan for your Company. A balanced approach to achieving operational efficiencies through technology, while maintaining high-touch customer services, is the focus of our Plan. In the next phase of our technological evolution, your Company will maintain our high-touch customer service and gradually implement new technologies that will complete the transition from medium-tech to high-tech servicing.

CREATING VALUE FOR OUR EMPLOYEES

The high-touch positioning is linked to the career satisfaction of our employees, making our mission a mutually beneficial partnership for success. Employees demonstrated their ability to impact our mission by accepting the 13% ROE challenge and working together as a focused team to achieve the ROE goal well before the end of 1996. The implementation of the following key strategies helped create value for our employees in 1996.

Expanding Decision Making Autonomy At All Levels: Your
Company has taken steps to enhance career satisfaction by encouraging our employees to exercise greater decision making autonomy and to expand their current responsibilities. Increased employee input has resulted in a greater "ownership" for each new initiative, such as the Sales Blitz and Neighborhood Canvass, and raises the level of employee commitment to achieving key strategic goals. The newly empowered employee has the flexibility to adjust rates, immediately respond to customer requests and to contribute to the future direction of the bank. Employee involvement in evaluating and responding to improvement opportunities is created through employee-driven high performance work teams which review and recommend service process improvements.

Increasing Learning To Advance The Mission: Employees are better prepared to execute the mission as a result of training which has a direct impact on meeting strategic objectives. During 1996, skills based training increased by 300% over 1995. This increase is a result of more flexible training alternatives such as video learning centers, self study modules, and PC training. As I pledged to you last year, we have developed and are now implementing in-house certification programs for product management, supervision and leadership programs. The High
Achiever's Forum at U.S. Bank prepares mid-level managers for a successful transition into leadership roles.

By the end of 1996, nearly half the
forum participants were promoted to positions of increased leadership responsibilities. For 1997, your Company will assess the product learning needs of our employees and develop an in-house certification program to enhance the sales abilities of our front-line employees. We have increased our training budget to keep pace with the expanding employee responsibilities created by the high-touch, medium-tech approach to service.

Rewarding Performance: The shared sacrifice program of 1996 contributed to reduced expenses and demonstrated employee commitment to improving performance and achieving an ROE of 13%. Employees were, however, given the opportunity to earn "Dazzle Dollars" which could be redeemed for corporate merchandise or a gift certificate from local merchants. These Dazzle Dollars were awarded for work outside the scope of standard job responsibilities and for extraordinary customer service efforts. The record performance documented by year end
1996 led to the development of a performance based incentive compensation program for employees at all organizational levels. On January 21, 1997, employees received an incentive reward for their 1996 contributions to your Company's success. This is the first step in expanding our performance based incentive compensation program, the goal I pledged to our employees.

IMPROVING NET INCOME THROUGH NON-AFFILIATE BANKING

USBANCORP Trust Company contributed to improved performance for your Company by generating total trust revenue of $3.7 million for 1996. Net income for the Trust Company continued its positive upward trend for 1996, increasing by 22% over 1995. The 9.2% increase in trust revenues over 1995 was led by the strong growth of the Trust Company's 401(k) product line and improved performance in the institutional trust area. By year end 1996, more than $12 million in pre-need funeral home trusts were booked, making the outlook for business expansion in this new product line a priority for 1997. In addition, the Trust Company developed a new integrated demand deposit and money market sweep account which by year end achieved $10 million in managed assets, with $25 to $50 million in sweep assets.
Your Company's mortgage servicing affiliate, Standard
Mortgage Corporation of Georgia, headquartered in Atlanta, achieved a record year in both profitability and residential mortgage loan production. Net income after taxes for 1996 reached $1.3 million, representing a 26% increase over 1995, with an average return on equity of 14%. Standard Mortgage closed more than $211 million in residential mortgage loans in 1996. These closings resulted in a $680,000 increase in loan origination fees, processing fees, and gains or sales of mortgage loans when compared to 1995. The increase in production volume was influenced by a relatively stable and affordable interest rate environment, a continued robust economy in the southeastern states, new loan products and geographical expansion. For the first time in 1996, Standard Mortgage originated government insured loans and began origination activity in the suburban Washington, D.C. area, resulting in $9 million in volume in three months. The mortgage servicing portfolio remained stable during 1996 at nearly $1.4 billion, which includes the servicing of 26,000 loans. Standard Mortgage will emphasize expansion into government-controlled markets and into new suburban Washington, D.C. and Georgia markets with a 1997 goal of attaining $280 million in loan originations.

GROWING THE FRANCHISE
THROUGH INNOVATIVE LINES OF BUSINESS

Your Company is committed to continually enhancing our retail delivery system's sales performance as a strategic direction for providing a progressive shareholder return. For 1997, your Company will explore new opportunities to create increased earnings performance within a changing bank environment. Our goal is to increase revenues and further improve return on equity, while diversifying our income stream by creating additional sources of non-interest income.
Analysis of banking trends, and the needs of our current and potential customers, has led your Company to introduce three new enterprises. Insurance and annuity sales, the Three Rivers Mortgage Company, and UBAN Associates, Inc., represent our first cautious steps toward growing the franchise through innovative new lines of business.

Expanding Retail Delivery System Products

The sale of insurance and annuities through the retail system at all affiliate banks is an important tactical step forward as your Company expands its retail product offerings to include life insurance, annuities, and mutual funds. These new products will be sold through the affiliate banks beginning in the fourth quarter of 1997. This expansion to our retail product offerings will generate improving customer sales volume and fee income through our retail delivery system of community branch offices, TellerPhone, the mobile branch, and Loan Patrol home delivery. Your Company's Five Year
Strategic Plan (1997-2001) specifies the development of increasing sales through existing delivery channels.
The sales of insurance and annuities meets this objective, complements the current product offering, and will position our banking affiliates to be the "primary financial service provider of choice" for the critical 18-34 year old target demographic group with investible money between $1,000 and $15,000. Timothy D.
McDonald, the newly appointed Vice President of Life
Insurance and Annuities at U.S. Bank, has extensive experience in U.S. Bank's existing retail delivery system having served as the affiliate's Vice President of Retail Banking - Northern Region, until his most recent promotion. Prior to joining U.S. Bank, McDonald built a successful career outside the banking industry with a national life insurance company, making him uniquely qualified for this new U.S. Bank position. In addition to generating fee income, the sale of insurance and annuities will provide customers with more product variety and will contribute to sustaining long-term growth from the existing retail delivery system.

Western Region Mortgage Company

The Three Rivers Mortgage Company will begin operations in the first quarter of 1997. Immediate savings are expected as both the Three Rivers Bank and Community
Savings Bank mortgage operations are consolidated with the opening of the Three Rivers Mortgage Company. Three
Rivers Mortgage Company President James Lomeo has built an impressive reputation in the Pittsburgh market over the past 12 years, previously serving as CEO of one of the more successful independent mortgage companies in Allegheny County. The new affiliate's success in originating and selling mortgages on the secondary market - while targeting new markets outside our standard service area where there is strong mortgage growth potential - will improve our ability to generate increasing fee income.

This mortgage expansion strategy into new markets is similar to the growth strategy employed by affiliate Standard
Mortgage Corporation of Georgia, which enjoyed a record year of growth in both mortgage originations and fee income. The Western Region Mortgage Company expects to return start up costs during 1997, and will begin to contribute to our profitability in 1998.

Providing Services To New Markets

UBAN Associates, Inc., offers the greatest potential for attracting an entirely new customer base. The registered investment advisory firm administers investment portfolios, offers operational support systems and provides asset and liability services to small and mid-sized community banks as well as savings and loans. Ray M. Fisher, formerly USBANCORP's Chief
Investment Officer, will direct the new firm. Fisher, who has been in banking for 25 years, has gained experience in areas which make him uniquely qualified to lead UBAN Associates. These areas of expertise include investment portfolio management, asset liability management, accounting, and balance sheet leveraging. An experienced investment staff was selected from existing USBANCORP, Inc., employees, emphasizing our commitment to provide expanding promotional opportunities for our people. The precedent for this type of service comes from the insurance industry, where firms are electing to out-source their investment management operations, rather than self-investment. UBAN Associates management expects the banking industry to duplicate this transition in the years ahead. In addition, recent banking forecasts reveal that many smaller community banks will remain independent and will rely on their "hometown" bank image to succeed. UBAN Associates delivers to these community banks the same investment resources used by larger financial institutions such as liquidity management, cash flow and net interest margin administration, and hedging capabilities for managing interest rate risk. As a result, the smaller community bank can direct their limited resources toward maintaining personal service, while improving investment performance. The goal for UBAN Associates is to create fee income by servicing at least three financial institutions by the third quarter of 1997, and to deliver value to an entirely new customer base.

EARNING A LEADERSHIP ROLE IN THE COMMUNITY

Employees have added credibility to our high-touch positioning within the communities and neighborhoods where they live and work. Your leadership team donates their expertise to the communities where they work, and actively promotes community involvement to our employees. This "leadership role" in community development and volunteerism has demonstrated to our service communities that your Company is earning the reputation as caring neighbors. An average of 400 community service and civic organizations benefit as a result of the more than 10,000 hours donated by employees at all levels.
U.S. Bank was the primary sponsor of the largest annual event in Cambria County - the 1996 Johnstown FolkFest.
More than 130 employees, their families and friends comprised the largest group of volunteers for the Labor
Day weekend festival. USBANCORP shares the talents of the organization's skilled managers through a Speaker's
Bureau which was introduced in 1996. Company managers and technicians from all levels are volunteering their expertise and are speaking before civic and non-profit groups to present your Company as a knowledgeable business leader in the community. This commitment to our communities is on record, as all of your Company's affiliate banks enter 1997 with an "outstanding"
Community Reinvestment Act ("CRA") rating.

BUILDING ON OUR MOMENTUM FOR 1997 AND BEYOND

Throughout 1997 and into 1998, each banking affiliate will strengthen its position as the Bank of Choice, and will continue the momentum they have built towards a high-touch, medium-tech service delivery system.
Management's goals for 1997 and beyond will remain focused on creating value for shareholders, customers and employees.

For shareholders our goals are to:

Achieve a sustainable Return On Equity which is in the top quartile of our peer group. Entry into this quartile of high performing banks would require a minimum ROE of 15%.

Achieve an annual total shareholder return approximating 15-20%.

Continue to optimally leverage the organization to maximize shareholder value through stock repurchases, dividend payments, loan growth, proactive management of the investment securities portfolio, and the entry into promising new lines of business.

For customers our goals are to:

Continue to foster the delivery of a high-touch approach to servicing the needs of each customer.

Leverage technology, such as new ATM locations, TellerPhone and a mobile branch office, to make banking more convenient to the customer.

Expand our current product line to offer insurance and annuities to position our banks as the "primary financial service provider of choice."

For employees our goals are to:

Provide the opportunity for skills-based training to add value and satisfaction to their work.

Introduce a performance-based evaluation system which correctly measures each employee's contribution towards improving value for our shareholders and customers.

Continue to enhance career satisfaction through greater decision-making autonomy and expanded responsibilities.
Management and employees are proud of the achievements we have recorded in 1996. Your Company's improved performance and the initiatives set into place during the past year provide the foundation for steady improvement and sustained growth into the next century.
I want to thank our dedicated employees and directors for their tireless efforts and you, our shareholder, for your continued support.

/s/Terry K. Dunkle
Terry K. Dunkle
Chairman, President & CEO
USBANCORP, Inc.

See Annex A - for Service Area Map presented on this page.

Financial Statements - divider page

This page left intentionally blank

CONSOLIDATED BALANCE SHEET

At December 31                                        1996             1995
                                                         (In thousands)
ASSETS
Cash and due from banks                               $   43,183       $   45,771
Interest bearing deposits with banks                       1,218              647
Federal funds sold and securities purchased
under agreements to resell                                     -           13,750
Investment securities:
Available for sale                                       455,890          427,112
Held to maturity (market value $549,427 on
December 31, 1996, and $471,191 on December 31, 1995)    546,318          463,951
Assets held in trust for collateralized mortgage
obligation                                                 5,259            7,099
Loans held for sale                                       14,809            5,224
Loans                                                    929,736          832,126
Less: Unearned income                                      4,819            2,716
Less: Allowance for loan losses                           13,329           14,914
Net loans                                                911,588          814,496
Premises and equipment                                    18,201           18,588
Accrued income receivable                                 17,362           16,752
Mortgage servicing rights                                 12,494           11,372
Goodwill and core deposit intangibles                     21,478           23,838
Bank owned life insurance                                 32,451           30,872
Other assets                                               6,861            5,900
TOTAL ASSETS                                          $2,087,112       $1,885,372

LIABILITIES
Non-interest bearing deposits                         $  144,314       $  145,379
Interest bearing deposits                                994,424        1,032,479
Total deposits                                         1,138,738        1,177,858
Federal funds purchased and securities sold under
agreements to repurchase                                  76,672           63,828
Other short-term borrowings                               79,068           30,528
Advances from Federal Home Loan Bank                     605,499          428,217
Collateralized mortgage obligation                         4,691            6,548
Long-term debt                                             4,172            5,061
Total borrowed funds                                     770,102          534,182
Other liabilities                                         26,355           22,840
TOTAL LIABILITIES                                      1,935,195        1,734,880

Commitments and contingent liabilities (Note 16)

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares
authorized; there were no shares issued and
outstanding on December 31, 1996, and 1995                     -                -
Common stock, par value $2.50 per share; 12,000,000
shares authorized; 5,742,264 shares issued and
5,081,004 outstanding on December 31, 1996;
5,733,701 shares issued and 5,310,489 shares
outstanding on December 31, 1995                          14,356           14,334
Treasury stock at cost, 661,260 shares on December 31,
1996, and 423,212 shares on December 31, 1995            (19,538)         (11,007)
Surplus                                                   93,527           93,361
Retained earnings                                         63,358           50,401
Net unrealized gains (losses) on available for sale
securities                                                   214            3,403
TOTAL STOCKHOLDERS' EQUITY                               151,917          150,492
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  $2,087,112       $1,885,372

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

Year ended December 31                           1996          1995        1994
                                             (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans:
Taxable                                          $ 72,873      $ 69,019    $ 64,461
Tax exempt                                          1,560         2,134       2,039
Deposits with banks                                   132           280         121
Federal funds sold and securities purchased
under agreements to resell                             36           165          94
Investment securities:
Available for sale                                 29,025        22,940      15,531
Held to maturity                                   33,237        34,621      19,645
Assets held in trust for collateralized mortgage
obligation                                            470           556         920
Total Interest Income                             137,333       129,715     102,811
INTEREST EXPENSE
Deposits                                           42,060        45,403      34,283
Federal funds purchased and securities
sold under agreements to repurchase                 3,888         4,769       4,545
Other short-term borrowings                         3,706         2,284         804
Advances from Federal Home Loan Bank               25,952        20,043       6,006
Collateralized mortgage obligation                    470           848       1,024
Long-term debt                                        119           221         331
Total Interest Expense                             76,195        73,568      46,993
NET INTEREST INCOME                                61,138        56,147      55,818
Provision for loan losses                              90           285      (2,765)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                          61,048        55,862      58,583
NON-INTEREST INCOME
Trust fees                                          3,708         3,395       3,023
Net gains (losses) on loans held for sale           1,060          (124)        763
Net realized gains (losses) on
investment securities                                 638           702      (3,972)
Gain on disposition of business line                    -           905           -
Wholesale cash processing fees                      1,085         1,154       1,237
Service charges on deposit accounts                 3,264         2,937       2,779
Net mortgage servicing fees                         2,312         2,555       1,130
Bank owned life insurance                           1,574           738           -
Other income                                        5,048         4,281       3,227
Total Non-Interest Income                          18,689        16,543       8,187
NON-INTEREST EXPENSE
Salaries and employee benefits                     25,483        25,305      23,311
Net occupancy expense                               4,463         4,215       4,133
Equipment expense                                   3,111         3,292       3,089
Professional fees                                   2,770         2,570       2,303
Supplies, postage, and freight                      2,693         2,608       2,383
Miscellaneous taxes and insurance                   1,418         1,414       1,215
FDIC deposit insurance expense                      2,561         1,728       2,576
Acquisition charge                                      -             -       2,437
Amortization of goodwill and
core deposit intangibles                            2,360         2,473       1,805
Other expense                                       7,615         6,952       6,267
Total Non-Interest Expense                         52,474        50,557      49,519
INCOME BEFORE INCOME TAXES                         27,263        21,848      17,251
Provision for income taxes                          7,244         6,045       5,931
NET INCOME                                        $20,019       $15,803     $11,320
NET INCOME APPLICABLE TO COMMON STOCK             $20,019       $15,803     $11,320
PER COMMON SHARE DATA:
Primary:
Net income                                          $3.83         $2.88       $2.18
Average number of common shares outstanding     5,231,587     5,480,527   5,191,885
Fully Diluted:
Net income                                          $3.81         $2.87       $2.18
Average number of shares outstanding            5,252,695     5,499,750   5,191,885
Cash Dividends Declared                             $1.37         $1.06       $0.97

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                               Net
                                                                                               Unrealized
                                     Preferred      Common     Treasury            Retained    Gains
                                     Stock          Stock      Stock     Surplus   Earnings    (Losses)    Total
                                                                   (In thousands)
Balance at December 31, 1993         $-             $11,815    $     -   $70,720   $34,080     $       -   $116,615
1994
Net income for the year 1994          -                   -          -         -    11,320             -     11,320
Dividend reinvestment and
stock purchase plan                   -                  47          -       408         -             -        455
Stock options exercised               -                  18          -       123         -             -        141
Common stock issued to acquire
Johnstown Savings Bank ("JSB")
(957,857 shares at $25.125
per share)                            -               2,395          -    21,672         -             -     24,067
Net unrealized holding losses on
available for sale securities
                                      -                   -          -         -         -        (7,353)    (7,353)
Cash dividends declared:
Common stock ($0.22 per share
 on 4,737,321 shares;$0.25 per
 share on 4,745,247 shares;
 $0.25 per share on
 5,648,550 shares; and $0.25
 per share on 5,617,055 shares)        -                   -         -         -    (5,045)           -     (5,045)
Treasury stock, 127,700 shares
 at cost                               -                   -    (3,064)        -         -             -    (3,064)

Balance at December 31, 1994           -    14,275    (3,064)   92,923    40,355    (7,353)      137,136

1995
Net income for the year 1995           -         -         -         -    15,803         -        15,803
Stock options exercised                -        59         -       438         -         -           497
Net unrealized holding gains
on available for sale securities       -         -         -         -         -    10,756        10,756
Cash dividends declared:
Common stock ($0.25 per
share on 5,584,722 shares;
$0.27 per share on
5,531,966 shares; $0.27
per share on 5,304,457
shares; and $0.27 per share
on 5,310,489 shares)                   -         -         -         -    (5,757)        -        (5,757)
Treasury stock, 295,512
shares at cost                         -         -    (7,943)        -         -         -        (7,943)

Balance at December 31, 1995           -    14,334   (11,007)   93,361    50,401     3,403       150,492

1996
Net income for the year 1996           -         -         -         -    20,019         -        20,019
Stock options exercised                -        22         -       166         -         -           188
Net unrealized holding losses
on available for sale securities       -         -         -         -         -    (3,189)       (3,189)
Cash dividends declared:
Common stock ($0.27 per
share on 5,266,539 shares;
$0.30 per share on
5,186,989 shares; $0.30
per share on 5,147,403
shares; $0.30 per share
on 5,081,004 shares; and
$0.20 per share on
5,081,004 shares)                       -        -        -         -     (7,062)        -        (7,062)
Treasury stock, 238,048
shares at cost                          -        -   (8,531)        -          -         -        (8,531)

Balance at December 31, 1996           $-  $14,356 $(19,538)  $93,527    $63,358      $214      $151,917

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31                        1996           1995           1994
                                                       (In thousands)
OPERATING ACTIVITIES
Net income                                    $  20,019      $  15,803      $  11,320
Adjustments to reconcile net income to
net cash provided (used) by operating
activities:
Provision (credit) for loan losses                   90            285         (2,765)
Depreciation and amortization expense             2,564          2,484          2,346
Amortization expense of goodwill and
core deposit intangibles                          2,360          2,473          1,805
Amortization expense of mortgage
servicing rights                                  1,249          1,175            746
Net amortization (accretion) of
investment securities                               182         (3,694)          (163)
Net realized (gains) losses on
investment securities                              (638)          (702)         3,972
Net realized (gains) losses on loans and
loans held for sale                              (1,060)           124           (763)
Origination of mortgage loans held for sale    (191,299)      (102,780)       (48,868)
Sales of mortgage loans held for sale           196,238         97,424         34,969
Decrease (increase) in accrued income
receivable                                         (610)           142         (6,145)
Net gain on disposition of business line              -           (905)             -
Increase in accrued expense payable                 397          4,773          1,040
Net cash provided (used) by operating
 activities                                      29,492         16,602         (2,506)

INVESTING ACTIVITIES
Purchase of investment securities
and other short-term investments               (633,641)      (468,096)       616,095)
Proceeds from maturities of investment
securities and other short-term
investments                                     128,973        108,880        115,474
Proceeds from sales of investment securities
and other short-term investments                389,068        273,118        320,237
Long-term loans originated                     (348,152)      (267,167)      (323,409)
Principal collected on long-term loans          240,679        243,965        250,276
Loans purchased or participated                  (1,614)       (31,760)             -
Loans sold or participated                          663         90,933         78,547
Net (increase) decrease in credit card
 receivables and other short-term loans          (2,222)         1,670         (6,262)
Purchases of premises and equipment              (2,227)        (2,383)        (2,081)
Sale/retirement of premises and equipment            49            411             17
Net decrease in assets held in trust for
collateralized mortgage obligation                1,840          2,005          4,711
Increase in mortgage servicing rights            (2,371)        (1,095)             -
Cash received from disposition of business
 line                                                 -          5,644              -
Premium paid to purchase Bank Owned
Life Insurance                                        -        (30,000)             -
Increase due to JSB acquisition:
Investment securities                                 -              -       (190,092)
Loans                                                 -              -       (118,150)
Loans held for sale                                   -              -         (4,063)
Premises and equipment                                -              -         (2,422)
Accrued income received                               -              -         (1,857)
Mortgage service rights                               -              -        (10,360)
Intangible assets                                     -              -        (25,917)
Other assets                                          -              -         (8,115)
Net (increase) decrease in other assets            (817)        (1,601)         3,182

Net cash used by investing activities         $(229,772)      $(75,476)     $(536,379)

(continued on next page)
See accompanying notes to consolidated financial statements.

Year ended December 31                        1996            1995          1994
                                                        (In thousands)
FINANCING ACTIVITIES
Proceeds from sales of certificates
 of deposit                                   $ 248,589       $ 386,052     $ 383,260
Payments for maturing certificates
of deposit                                     (272,838)       (370,851)     (379,456)
Net decrease in demand and savings
deposits                                        (14,871)        (33,589)      (65,324)
Net increase (decrease) in federal
funds purchased, securities sold
under agreements to repurchase, and
other short-term borrowings                      59,527        (124,228)      164,227
Net principal borrowings on advances
from Federal Home Loan Bank                     177,282         226,420       103,068
Principal borrowings of long-term debt                -           4,800             -
Repayments of long-term debt                       (889)         (5,545)       (1,564)
Common stock dividends paid                      (4,522)         (7,160)       (4,679)
Proceeds from dividend reinvestment and
stock purchase plan and stock options
 exercised                                          188             497           596
Purchases of treasury stock                      (8,531)         (7,943)       (3,064)
Increase due to JSB acquisition:
Certificates of deposit                               -               -       102,959
Demand and savings deposits                           -               -       105,941
Other short-term borrowings                           -               -        41,439
Advances from Federal Home Loan Bank                  -               -        65,243
Due to JSB shareholders                               -               -        19,701
Capital                                               -               -        24,067
Other liabilities                                     -               -        7,512
Cash cost of JSB acquisition                          -               -       (19,498)
Net increase (decrease) in other liabilities         578         (3,302)       (2,067)

Net cash provided by financing activities        184,513         65,151       542,361

NET (DECREASE) INCREASE IN CASH EQUIVALENTS      (15,767)         6,277         3,476
CASH EQUIVALENTS AT JANUARY 1                     60,168         53,891        50,415
CASH EQUIVALENTS AT DECEMBER 31                  $44,401        $60,168       $53,891

See accompanying notes to consolidated financial statements.

THIS PAGE IS INTENTIONALLY LEFT BLANK.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AT AND FOR
THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Nature of Operations:
USBANCORP, Inc. (the "Company") is a multi-bank holding company headquartered in Johnstown, Pennsylvania.
Through its banking subsidiaries the Company operates
44 banking offices in six southwestern Pennsylvania counties. These offices provide a full range of consumer, mortgage, commercial, and trust financial products including deposit and credit card services.
These operations represent one industry segment.

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

Investment Securities:
The Company uses Statement of Financial Accounting
Standards ("SFAS") 115, "Accounting for Certain
Investments in Debt and Equity Securities," which specifies a methodology for the classification of securities as either held to maturity, available for sale, or as trading assets. Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method.
Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy.
Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation
(depreciation) excluded from income and credited
(charged) to a separate component of shareholders' equity on a net of tax basis. Any security classified as trading assets are reported at fair value with unrealized aggregate appreciation (depreciation) included in current income on a net of tax basis. The
Company presently does not engage in trading activity.
 Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.

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

Mortgage Loans Held For Sale:
Newly originated 30 year fixed-rate residential mortgage loans are classified as "held for sale," if it is management's intent to sell these residential mortgage loans. Servicing rights are generally retained on sold loans. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value. Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale" in the Consolidated Statement of Income.

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

A detailed review of all criticized and impaired loans to determine if any specific reserve allocations are required on an individual loan basis.

The application of reserve allocations for all commercial and commercial real-estate loans are calculated by using a two year migration analysis of net losses incurred within the entire commercial loan portfolio.

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

The application of reserve allocations to all loans is based upon review of historical and qualitative factors, which include but are not limited to, national and economic trends, delinquencies, concentrations of credit, and trends in loan volume.

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

After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to evaluate the adequacy of the reserve and establish the provision level for the next quarter. The Company believes that the procedural discipline, systematic methodology, and comprehensive documentation of this quarterly process is in full compliance with all regulatory requirements and provides appropriate support for accounting purposes.
When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.
Effective January 1, 1995, the Company adopted SFAS
114, "Accounting by Creditors for Impairment of a Loan" which was subsequently amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income
Recognition and Disclosures." SFAS 114 addresses the treatment and disclosure of certain loans where it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. This standard defines the term
"impaired loan" and indicates the method used to measure the impairment. The measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan. Additionally, SFAS 118 requires the disclosure of how the creditor recognizes interest income related to these impaired loans.
The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $250,000 within an 18 month period. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

Purchased and Originated Mortgage Servicing Rights:
During the second quarter of 1995, the Company adopted
SFAS 122, "Accounting for Mortgage Servicing Rights."
The Company recognizes as assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or originations.
Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where servicing rights have been retained, the Company allocates the cost of originating the loan to the loan (without the servicing rights) and the servicing rights retained based on their relative fair market values if it is practicable to estimate those fair values. Where it is not practicable to estimate the fair values, the entire cost of originating the loan is allocated to the loan without the servicing rights. For purposes of evaluating and measuring impairment, the Company stratifies the rights based on risk characteristics. If the discounted projected net cash flows of a stratum are less than the carrying amount of the stratum, the stratum is written down to the amount of the discounted projected net cash flows through a valuation account.
The Company has determined that the predominant risk characteristics of its portfolio are loan type and interest rate. For the purposes of evaluating impairment, the Company has stratified its portfolio in 200-basis point tranches by loan type. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The value of mortgage servicing rights is subject to interest rate and prepayment risk. It is reasonably possible that the value of these assets will change if prepayments occur at greater than the expected rate.
The effect of implementing SFAS 122 was the capitalization of costs of originating mortgage servicing rights of $693,000 in 1996 and $479,000 in 1995.

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

Consolidated Statement of Cash Flows:
On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments.
The Company made $4,870,000 in income tax payments in 1996; $3,590,000 in 1995; and $3,699,000 in 1994. The
Company made total interest expense payments of $75,798,000 in 1996; $68,795,000 in 1995; and
$45,953,000 in 1994.

Income Taxes:
As discussed in Note 13, the Company accounts for income taxes utilizing SFAS 109, "Accounting for Income
Taxes." Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

Interest Rate Contracts:
The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.
These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated Balance Sheet. Gains or losses on these hedge transactions are deferred and recognized as adjustments to interest income or interest expense of the underlying assets or liabilities over the hedge period.
For interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Since only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.
Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance Sheet.

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

Future Accounting Standard:
In June 1996, the Financial Accounting Standards Board
("FASB") issued SFAS 125, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of
Liabilities" which provides for standardized accounting for transfers and servicing of financial assets and extinguishments of liabilities. This statement is effective for related transactions occurring after December 31, 1996, however, the FASB has indefinitely delayed the effective date for certain portions of this statement pending further clarification. Management does not believe the effect of adoption of this standard will be material.

 2. CASH AND DUE FROM BANKS
Cash and due from banks at December 31, 1996, and 1995, included $11,883,000 and $11,546,000, respectively, of reserves required to be maintained under Federal
Reserve Bank regulations.

3. INTEREST BEARING DEPOSITS WITH BANKS
The book value of interest bearing deposits with domestic banks are as follows:

At December 31                1996           1995
                              (In thousands)
Total                         $1,218         $647

All interest bearing deposits with domestic banks mature within three months. The Company had no deposits in foreign banks nor in foreign branches of United
States banks.

4. INVESTMENT SECURITIES
The book and market values of investment securities are summarized as follows:

Investment securities available for sale:
                                          Gross          Gross
                               Book       Unrealized     Unrealized   Market
At December 31, 1996           Value      Gains          Losses       Value
                                               (In thousands)
U.S. Treasury                  $ 10,934   $  147        $   (21)      $ 11,060
U.S. Agency                       4,224       12            (39)         4,197
State and municipal              21,772      524             (1)        22,295
U.S. Agency mortgage-backed
securities                      382,384    2,459         (2,385)       382,458
Other securities <F1>            35,880        -              -         35,880
Total                          $455,194   $3,142        $(2,446)      $455,890

Investment securities held to maturity:

                                          Gross          Gross
                               Book       Unrealized     Unrealized   Market
At December 31, 1996           Value      Gains          Losses       Value
                                             (In thousands)
U.S. Treasury                  $  10,198  $    4        $   (13)      $ 10,189
U.S. Agency                       27,468     113            (29)        27,552
State and municipal              110,287   1,624           (308)       111,603
U.S. Agency
mortgage-backed
securities                       395,199   3,937         (2,281)       396,855
Other securities <F1>              3,166      62              -          3,228
Total                           $546,318  $5,740        $(2,631)      $549,427

<F1> Other investment securities include corporate notes
and bonds, asset-backed securities, and equity securities.

Investment securities available for sale:

                                           Gross        Gross
                                Book       Unrealized   Unrealized    Market
At December 31, 1995            Value      Gains        Losses        Value
                                               (In thousands)
U.S. Treasury                   $ 22,431   $  421       $  (14)     $ 22,838
U.S. Agency                       12,408        7          (27)       12,388
State and municipal               58,698    1,269          (89)       59,878
U.S. Agency mortgage-backed
securities                       296,669    4,784         (311)      301,142
Other securities <F1>             30,869        1           (4)       30,866
Total                           $421,075   $6,482       $ (445)     $427,112

Investment securities held to maturity:

                                           Gross        Gross
                                Book       Unrealized   Unrealized  Market
At December 31, 1995            Value      Gains        Losses      Value
                                             (In thousands)
U.S. Treasury                   $    796   $   11       $     -     $    807
U.S. Agency                       31,512      511            (9)      32,014
State and municipal               97,900    1,973          (140)      99,733
U.S. Agency mortgage-backed
securities                       330,312    5,777          (957)     335,132
Other securities <F1>              3,431       75            (1)       3,505
Total                           $463,951   $8,347       $(1,107)    $471,191

<F1> Other investment securities include corporate notes
and bonds, asset-backed securities, and equity securities.

The Company took advantage of the one-time SFAS 115 accounting opportunity in the fourth quarter of 1995 to reposition the securities portfolio without risk of tainting securities in the held to maturity portfolio.
A total of $174 million in securities were reclassified from held to maturity to available for sale with $58 million subsequently sold at a net loss of $643,000 to improve the ongoing earnings of the securities portfolio. Additionally, the Company also transferred
$43 million of securities from available for sale to held to maturity as part of this repositioning strategy. The unrealized holding gain on these securities at the date of transfer amounted to $120,000 and is being amortized over the remaining life of the securities as an adjustment of yield.
All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method and are included in "Net realized gain or (loss) on investment securities" in the Consolidated Statement of Income.
 Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors
Service or Standard & Poor's rating of "A." At December
31, 1996, 98.7% of the portfolio was rated "AAA" and 98.8% "AA" or higher as compared to 97.5% and 97.9%, respectively, at December 31, 1995. Only 1.0% of the portfolio was rated below "A" or unrated on December
31, 1996.
The book value of securities pledged to secure public and trust deposits, as required by law, was $371,725,000 at December 31, 1996, and $234,414,000 at
December 31, 1995. The Company realized $2,462,000 and
$2,490,000 of gross investment security gains and $1,824,000 and $1,788,000 of gross investment security losses on available for sale securities in 1996 and 1995, respectively.
The Company may sell covered call options on securities held in the available for sale investment portfolio. At the time a call is written, the Company records a liability equal to the premium fee received. The call liability is marked to market monthly and the offset is made to earnings. During 1996, $70,000 of income was generated from call option contracts on securities totalling $29 million. At December 31, 1996, one contract covering securities totalling $20 million remained open with a market value liability of $25,000.
During 1995, $42,000 of income was generated from call option contracts on securities totalling $15 million.
The Company limits total covered call options outstanding at any time to $25 million of available for sale securities.
The following table sets forth the contractual maturity distribution of the investment securities, book and market values, and the weighted average yield for each type and range of maturity as of December 31, 1996.
Yields are not presented on a tax-equivalent basis, but are based upon book value and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the average lives were used. At December 31, 1996, the Company's consolidated investment securities portfolio had a weighted average contractual maturity of approximately
9.49 years and a modified duration of approximately
3.71 years.

Investment securities available for sale:

                                                 After 1 Year         After 5 Years
                                                 but                  but
                               Within 1 Year     Within 5 Years       Within 10 Years     After 10 Years      Total
At December 31, 1996           Amount    Yield   Amount     Yield     Amount    Yield     Amount    Yield     Amount    Yield
                                                            (In thousands, except yields)
Book Value
U.S. Treasury                  $ 8,435   7.53%   $  2,499   4.04%     $      -   -%       $      -   -%       $ 10,934  6.73%
U.S. Agency                          -      -           -      -         4,224  7.46             -   -           4,224  7.46
State and municipal              1,803   6.31       2,230   5.61         7,037  5.63        10,702  5.87        21,772  5.80
U.S. Agency mortgage-
backed securities                    -      -      39,780   6.48       154,711  6.89       187,893  7.16       382,384  6.98
Other securities <F1>           35,880   5.99           -      -             -     -             -     -        35,880  5.99
Total investment securities
available for sale             $46,118   6.28%    $44,509   6.30%     $165,972  6.85%     $198,595  7.09%     $455,194  6.84%
Market Value
U.S. Treasury                  $ 8,577      -%    $ 2,483      -%     $      -     -%     $      -     -%     $ 11,060     -%
U.S. Agency                          -      -           -      -         4,197     -             -     -         4,197     -
State and municipal              1,831      -       2,271      -         7,189     -        11,004     -        22,295     -
U.S. Agency mortgage-
backed securities                    -      -      39,794      -       154,039     -       188,625     -       382,458     -
Other securities <F1>           35,880      -           -      -             -     -             -     -        35,880     -
Total investment securities
available for sale             $46,288      -%    $44,548      -%     $165,425     -%     $199,629     -%     $455,890     -%

Investment securities held to maturity:
                                                  After 1 Year        After 5 Years
                                                  but                 but
                               Within 1 Year      Within 5 Years      Within 10 Years     After 10 Years      Total
At December 31, 1996           Amount    Yield    Amount    Yield     Amount     Yield    Amount    Yield     Amount    Yield
                                                           (In thousands, except yields)
Book Value
U.S. Treasury                  $  504    5.60%    $  9,694  5.66%     $      -     -%     $      -     -%     $ 10,198  5.66%
U.S. Agency                         -       -        2,009  6.14        25,459  6.73             -     -        27,468  6.69
State and municipal               500    5.09        2,979  5.79        45,339  4.93        61,469  5.58       110,287  5.32
U.S. Agency mortgage-
backed securities                 197    6.59      169,330  6.98        76,721  7.58       148,951  7.42       395,199  7.26
Other securities <F1>             243    7.34          275  8.23         1,250  6.97         1,398  6.75         3,166  7.01
Total investment securities
held to maturity               $1,444    5.85%    $184,287  6.88%     $148,769  6.62%     $211,818  6.88%     $546,318  6.81%
Market Value
U.S. Treasury                  $  500       -%    $  9,689     -%     $      -     -%     $      -     -%     $ 10,189     -%
U.S. Agency                         -       -        1,992     -        25,560     -             -     -        27,552     -
State and municipal               505       -        2,994     -        45,496     -        62,608     -       111,603     -
U.S. Agency mortgage-
backed securities                  82       -      170,439     -        78,128     -       148,206     -       396,855     -
Other securities <F1>             300       -          275     -         1,250     -         1,403     -         3,228     -
Total investment securities
held to maturity               $1,387       -%    $185,389     -%     $150,434     -%     $212,217     -%     $549,427     -%

<F1> Other investment securities include corporate notes
and bonds, asset-backed securities, and equity securities.

5. LOANS
The loan portfolio of the Company consisted of the following:

At December 31                         1996           1995
                                         (In thousands)
Commercial                             $138,008       $103,546
Commercial loans secured by
real estate                             266,700        179,793
Real estate-mortgage                    414,003        414,967
Consumer                                111,025        133,820
Loans                                   929,736        832,126
Less: Unearned income                     4,819          2,716
Loans, net of unearned income          $924,917       $829,410

Real estate construction loans were not material at these presented dates and comprised 1.9% and 2.8% of total loans net of unearned income at December 31, 1996, and 1995, respectively. The Company has no credit exposure to foreign countries or highly leveraged transactions. Most of the Company's loan activity is with customers located in the southwestern Pennsylvania geographic area. As of December 31, 1996, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.
In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies.
These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $8,105,000and $5,490,000 at December 31, 1996, and 1995, respectively. An analysis of these related party loans follows:

Year ended December 31             1996           1995
                                     (In thousands)
Balance January 1                  $5,490         $14,955
New loans                          27,192         12,958
Payments                           (24,577)       (22,423)
Balance December 31                $8,105         $5,490

6. ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses follows:

Year ended December 31              1996        1995        1994
                                           (In thousands)
Balance January 1                   $14,914     $15,590     $15,260
Addition due to acquisition               -           -       3,422
Reduction due to disposition
of business line                          -        (342)          -
Provision for loan losses                90         285      (2,765)
Recoveries on loans
previously charged-off                  932         681         771
Loans charged-off                    (2,607)     (1,300)     (1,098)
Balance December 31                 $13,329     $14,914     $15,590

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

The following table presents information concerning non-performing assets:

At December 31                        1996        1995        1994       1993        1992
                                                  (In thousands, except percentages)
Non-accrual loans                     $6,365      $7,517      $5,446     $5,304      $ 5,596
Loans past due 90 days or more         2,043         995       1,357        203        1,573
Other real estate owned:
     Foreclosed properties               263         914       1,098        991          934
     In-substance foreclosures             -           -           -          -        2,188
Total non-performing assets           $8,671      $9,426      $7,901     $6,498      $10,291

Total non-performing assets as
a percent of loans and loans held
for sale, net of unearned income,
and other real estate owned             0.92%       1.13%       0.91%      0.89%        1.58%

The Company is unaware of any additional loans which are required to either be charged-off or added to the nonperforming asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.
SFAS 114 addresses the treatment and disclosure of certain loans where it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The
Company had loans totalling $2,297,000 and $2,227,000 being specifically identified as impaired and a corresponding allocation reserve of $292,000 and $1,085,000 at December 31, 1996, and 1995,
respectively. The average outstanding balance for loans being specifically identified as impaired was $2,186,000 for 1996 and $1,694,000 for 1995. All of the
impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during 1996 or 1995.
The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans.

Year ended December 31             1996       1995      1994      1993      1992
                                                  (In thousands)
Interest income due in
accordance with original terms     $560       $601      $509      $753      $882
Interest income recorded            (75)      (648)     (588)     (442)     (110)
Net reduction (increase) in
interest income                    $485       $(47)     $(79)     $311      $772

8. PREMISES AND EQUIPMENT
An analysis of premises and equipment follows:

At December 31                     1996           1995
                                     (In thousands)
Land                               $ 2,131        $ 2,131
Premises                            22,938         22,329
Furniture and equipment             17,946         15,294
Leasehold improvements               2,302          3,386
Total at cost                       45,317         43,140
Less: Accumulated depreciation      27,116         24,552
Net book value                     $18,201        $18,588

9. FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER
AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM
BORROWINGS
The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

                                           Securities
                               Federal     Sold Under       Other
                               Funds       Agreements to    Short-term
                               Purchased   Repurchase       Borrowings
At December 31, 1996              (In thousands, except rates)
Balance                        $29,000     $47,672          $ 79,068
Maximum indebtedness at
any month end                   46,433      56,325           249,035
Average balance during year     26,485      46,402            73,706
Average rate paid for the year    5.72%       5.45%             4.59%
Average rate on period end
 balance                          7.26        5.42              5.44


                                             Securities
                                Federal      Sold Under      Other
                                Funds        Agreements to   Short-term
                                Purchased    Repurchase      Borrowings
At December 31, 1995                  (In thousands, except rates)
Balance                         $28,000      $ 35,828        $ 30,528
Maximum indebtedness at
any month end                    37,599       126,575          50,507
Average balance during year      25,184        81,732          28,868
Average rate paid for the year     6.36%         5.48%           4.16%
Average rate on period
end balance                        6.01          5.38            4.54


                                             Securities
                                 Federal     Sold Under      Other
                                 Funds       Agreements to   Short-term
                                 Purchased   Repurchase      Borrowings
At December 31, 1994                   (In thousands, except rates)
Balance                          $13,650     $129,639        $ 75,295
Maximum indebtedness at
any month end                     59,373      145,885          79,272
Average balance during year       20,557       52,813          39,476
Average rate paid for the year      3.82%        5.14%           5.01%
Average rate on period
end balance                         6.55         5.54            6.57

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company's investment portfolio.
Included in the above borrowings is a $17,642,000 outstanding balance on a $25 million mortgage warehouse line of credit at Standard Mortgage Corporation (a mortgage banking subsidiary of Community). This line of credit bears interest at a rate of 1.50% on the used portion for which a compensating balance is maintained and Libor plus 1.50% on the used portion for which no compensating balance is maintained. This line of credit, which expires July 1, 1997, is secured by Standard Mortgage Corporation inventory, servicing rights, and commitments.
Compensating balances held by the lender are used in determining the interest rates charged on the mortgage warehouse lines of credit and a bank note (discussed in Note 11). These balances, which are derived from customer escrow balances, amounts of collections in transit on loans serviced and corporate cash balances, can further decrease the interest rate charged on the line of credit if the compensating balance is maintained at a level greater than the used portion of the line.
These borrowing transactions range from overnight to one year in maturity. The average maturity was 124 days at the end of 1996, ten days at the end of 1995 and 68 days at the end of 1994.

10. DEPOSITS
The following table sets forth the balance of the Company's deposits:

At December 31                   1996        1995        1994
                                   (In thousands)
Demand-non-interest bearing    $  144,314  $  145,379  $  144,012
Demand-interest bearing            89,035      99,051     102,501
Savings                           196,650     216,115     246,400
Money markets                     150,358     134,685     135,902
Certificates of deposit
in denominations of
$100,000 or more                   36,886      42,786      30,246
Other time                        521,495     539,842     537,185
Total interest on deposits     $1,138,738   1,177,858  $1,196,246

Interest expense on deposits consisted of the following:

At December 31                1996        1995      1994
                                   (In thousands)
Interest bearing demand      $   811     $ 1,258   $ 1,653
Savings                        3,525       4,302     4,806
Money markets                  4,977       4,226     3,152
Certificates of deposit
in denominations of
$100,000 or more               2,074       3,149     1,238
Other time                    30,673      32,468    23,434
Total interest on deposits   $42,060     $45,403   $34,283

The following table sets forth the balance of other time deposits maturing in the periods presented:

Year
                 (In thousands)
1997              $315,971
1998                95,729
1999                40,041
2000                15,469
2001 and after      54,285

11. ADVANCES FROM FEDERAL HOME LOAN BANK,
COLLATERALIZED MORTGAGE OBLIGATION, AND LONG-TERM DEBT
Advances from Federal Home Loan Bank:
Advances from Federal Home Loan Bank consist of the following:

At December 31                                 1996
                     Weighted
Maturing             Average Yield          Balance
                    (In thousands)
 1997                5.52%                  $401,250
 1998                5.11                    176,873
 1999                6.09                      1,250
 2000                6.15                      3,750
 2001                8.22                     10,126
 2002 and after      6.92                     12,250
 Total advances                             $605,499

At December 31                                    1995
                      Weighted
Maturing              Average Yield         Balance
                      (In thousands)
 1996                5.82%                  $377,700
 1997                5.61                      2,750
 1998                5.83                     26,567
 1999                6.09                      1,250
 2000                6.15                      3,750
 2001 and after      7.61                     16,200
 Total advances                             $428,217

Total Federal Home Loan Bank borrowing exposure at
December 31, 1996, was $605,499,000. Total Federal Home
Loan Bank borrowings consist of $281,999,000 of term advances and $323,500,000 of repo plus advances with maturities of less than 90 days.
Total Federal Home Loan Bank borrowing exposure at
December 31, 1995, was $428,217,000. Total Federal Home
Loan Bank borrowings consisted of $121,517,000 of term advances and $306,700,000 of repo plus advances with maturities of less than 90 days.
All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Collateralized Mortgage Obligation:
The collateralized mortgage obligation was issued through Community First Capital Corporation ("CFCC"), a wholly- owned, single-purpose finance subsidiary of Community Savings Bank. Community Savings Bank transferred in 1988 Federal Home Loan Mortgage
Corporation ("FHLMC") securities with a book value of approximately $31,500,000 to CFCC which were then used as collateral for issuance of bonds with a par value of $27,787,000 in the form of a collateralized mortgage obligation.
There are two classes of bonds, including one class of zero coupon bonds, which mature in the years 2000 through 2018; however, payments of the bonds may occur prior to maturity in accordance with certain provisions of the Trust Indenture between CFCC and the trustee.
The remaining bonds have a weighted average adjusted effective rate of 10.25%.
Assets held in trust for the collateralized mortgage obligation consist of the following:

At December 31                     1996           1995
                                   (In thousands)
FHLMC securities                   $4,834         $6,449
Accrued interest
receivable on FHLMC                    46             82
Funds held by trustee                 379            568
Total                              $5,259         $7,099

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

Long-Term Debt:
The Company's long-term debt consisted of the following:

At December 31                     1996           1995
                                   (In thousands)
Bank notes                         $3,700         $4,800
Other                                 472            261
Total long-term debt               $4,172         $5,061

The bank note evidences a $4.8 million non-revolving commercial loan commitment at Standard Mortgage
Corporation of Georgia which is payable monthly in fixed principal installments of $100,000 through January 25, 2000. The commercial loan bears interest at 3% on the used portion for which a compensating balance is maintained and Prime Rate for which no compensating balance is maintained. This loan is secured by Standard
Mortgage Corporation mortgage inventory, servicing rights, and commitments.
Scheduled maturities of long-term debt for the years subsequent to December 31, 1996, are $1,384,000 in 1997; $1,361,000 in 1998; $1,306,000 in 1999; and
$121,000 in 2000 and after.

12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
INSTRUMENTS
SFAS 107, "Disclosures about Fair Value of Financial
Instruments," requires all entities to disclose the
estimated fair value of its financial instrument assets
and liabilities. For the Company, as for most financial
institutions, approximately 95% of its assets and
liabilities are considered financial
instruments as defined in SFAS 107. Many of the
Company's financial instruments, however, lack an
available trading market as characterized by a willing
buyer and willing seller engaging in an exchange
transaction. Therefore, significant estimations and
present value calculations were used by the Company for
the purpose of this disclosure.
Estimated fair values have been determined by the
Company using the best available data and an estimation
methodology suitable for each category of financial
instruments. Management believes that cash, cash
equivalents, and loans and deposits with floating
interest rates have estimated fair values which
approximate the recorded book balances. The estimation
methodologies used, the estimated fair values, and
recorded book balances at December 31, 1996, and 1995,
were as follows:
Financial instruments actively traded in a secondary
market have been valued using quoted available market
prices.
                                     1996                     1995
                            Estimated   Recorded      Estimated   Recorded
                            Fair Value  Book Balance  Fair Value  Book Balance
                                            (In thousands)
Federal funds sold          $     -     $     -       $  13,750   $  13,750
Investment securities
(including assets held
in trust for collateralized
mortgage obligation)         1,011,451   1,007,467     909,497     898,162

Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities.

                                    1996                     1995
                            Estimated   Recorded       Estimated   Recorded
                            Fair Value  Book Balance   Fair Value  Book Balance
                                               (In thousands)
Deposits with stated
 maturities                 $562,415    $558,383       $592,746    $582,632
Short-term borrowings        533,935     533,935        427,859     427,859
Long-term debt (including
collateralized mortgage
obligation and non-
current portion of
FHLB advances)               235,934     236,167        108,695     106,323

Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

                                   1996                       1995
                           Estimated    Recorded      Estimated   Recorded
                           Fair Value   Book Balance  Fair Value  Book Balance
                                            (In thousands)
Deposits with no
stated maturities          $580,355     $580,355      $595,226    $595,226

The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, and assumed prepayment risk.

                                   1996                      1995
                           Estimated   Recorded       Estimated   Recorded
                           Fair Value  Book Balance   Fair Value  Book Balance
                                              (In thousands)
Net loans (including
 loans held for sale)      $927,043    $926,397       $830,184    $819,720

Purchased and originated mortgage servicing rights have been valued by an independent third party using a methodology which incorporates a discounted after-tax cash flow of the servicing (loan servicing fees and other related ancillary fee income less the costs of servicing the loans). This valuation also assumes current PSA prepayment speeds which are based upon industry data collected on mortgage prepayment trends.
This methodology is consistent with SFAS 122. For further discussion see Note 1.

                                   1996                     1995
                          Estimated    Recorded      Estimated   Recorded
                          Fair Value   Book Balance  Fair Value  Book Balance
                                            (In thousands)
Purchased and
originated mortgage
servicing rights          $14,596      $12,494       $12,985     $11,372

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by SFAS 107. Because of the Company's core deposit base (which comprises 96% of total deposits), its non-use of volatile funding sources such as brokered deposits, and a below peer cost of deposits
(actual cost in 1996 of 4.12% vs. a peer average of 4.28% as of September 30, 1996), management believes the relationship value of these deposits is significant. Based upon the Company's most recent acquisitions and other limited secondary market transactions involving similar deposits, management estimates the relationship value of these funding liabilities to range between $45 million to $90 million less than their estimated fair value shown at December
31, 1996. The estimated fair value of off-balance sheet financial instruments, used for hedging purposes, is estimated by obtaining quotes from brokers. These values represent the estimated amount the Company would receive or pay, to terminate the agreements, considering current interest rates, as well as, the creditworthiness of the counterparties. At December 31, 1996, the notional value of the Company's off-balance sheet financial instruments (interest rate swaps) totalled
$95 million with an estimated fair value of approximately ($333,000).

There is no material difference between the notional amount and the estimated fair value of the remaining off-balance sheet items which total $256.2 million and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.
Management is concerned that reasonable comparability of these disclosed fair values between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

13. INCOME TAXES
The provision for federal income taxes is summarized below:

Year ended December 31        1996      1995      1994
                                   (In thousands)
Current                       $6,468    $4,862    $4,748
Deferred                         776     1,183     1,183
Income tax provision          $7,244    $6,045    $5,931

The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

Year ended December 31                    1996             1995             1994
                                    Amount    Rate   Amount    Rate   Amount    Rate
                                            (In thousands, except percentages)
Tax expense based on federal
statutory rate                     $ 9,542   35.0%   $ 7,647   35.0%  $ 5,938   34.4%
State income taxes                     200    0.7        350    1.6       570    3.3
Tax exempt income                   (3,168) (11.6)    (2,766) (12.7)   (1,736) (10.1)
Goodwill and acquisition related
costs                                  578    2.1        555    2.5       557    3.2
Other                                   92    0.3        259    1.3       602    3.6
Total provision for income taxes    $7,244   26.5%    $6,045   27.7%   $5,931   34.4%

Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The following table presents the impact on income tax expense of the principal timing differences and the tax effect of each:

Year ended December 31                      1996        1995        1994
                                                   (In thousands)
Provision for possible loan losses          $  555      $  236      $1,083
Lease accounting                               747         212         113
Accretion of discounts on securities, net      104       1,170         551
Investment write-downs                         230         416          22
Core deposit and mortgage servicing
intangibles                                   (272)       (209)       (139)
Deposit liability write-down                  (465)       (453)       (220)
Deferred loan fees                              82          82          76
Other, net                                    (205)       (271)       (303)
Total                                         $776      $1,183      $1,183

At December 31, 1996, and 1995, deferred taxes are included in the accompanying consolidated balance sheet. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

At December 31                                    1996           1995
                                                      (In thousands)
Deferred Assets:
Provision for loan losses                         $ 4,665        $ 5,220
Investment security write-downsdue to SFAS 115        151            -
Deferred loan fees                                    573            655
Tax credits and carryovers                            540          2,045
Other                                                 426             70
Total assets                                        6,355          7,990

Deferred Liabilities:
Investment security write-ups due to SFAS 115         -           (1,332)
Accumulated depreciation                             (927)        (1,062)
Accretion of discount                              (2,247)        (2,143)
Lease accounting                                   (1,576)          (828)
Core deposit and mortgage servicing intangibles    (1,950)        (2,222)
Deposit liability write-down                         (345)          (810)
Other                                                (570)          (284)
Total liabilities                                  (7,615)        (8,681)
Valuation allowance                                  (325)          (325)
Net deferred liability                            $(1,585)       $(1,016)

The change in the net deferred asset (liability) during 1996 and 1995 was attributed to the following:

At December 31                     1996           1995
                                   (In thousands)
Investment write-ups due to
 SFAS 115, Accounting for
investments, and charged
to equity                          $(1,483)       $(5,738)
Acquisition of JSB                      -             854 <F1>
Use of JSB NOL                        (154)            -
Alternative minimum tax credit         292           (379)
Deferred provision for
income taxes                           776         (1,183)
Net decrease                       $  (569)       $(6,446)

<F1> Additional deferred tax asset attributable to tax
benefits arising from completion of final JSB corporate tax returns.

14. PENSION AND PROFIT SHARING PLANS

U.S. Bank:
U.S. Bank has a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year for U.S. Bank or the Company and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. U.S. Bank's plan funding policy has been to contribute annually an amount within the statutory range of allowable minimum and maximum actuarially determined tax-deductible contributions. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.
Net periodic pension cost for the plan is as follows:

Year ended December 31             1996      1995      1994
                                      (In thousands)
Service cost                       $455      $399      $424
Interest cost                       413       390       362
Deferred asset gain (loss)          241       575      (371)
Amortization of transition asset    (17)      (17)      (17)
Amortization of unrecognized prior
service cost                        (30)      (31)      (23)
Actual return on plan assets       (665)     (919)       17
Net periodic pension cost          $397      $397      $392

A reconciliation of the funded status of the plan to the recorded net pension liability is as follows:

At December 31                     1996      1995

                                   (In thousands)
Fair value of plan assets         $ 6,599    $ 5,161
Projected benefit obligation       (6,418)    (6,345)
Overfunded (unfunded) projected
benefit obligation                    181     (1,184)
Unrecognized net transition asset    (278)      (294)
Unrecognized prior service cost      (480)      (522)
Unrecognized net (gain) loss         (227)       108
Net pension liability              $ (804)   $(1,892)

The actuarial present value of benefit obligations is as follows:

At December 31                     1996      1995
                                   (In thousands)
Accumulated benefit obligation     $4,563    $4,488
Vested benefit obligation          $4,339    $4,301

The following rate assumptions were used in the plan
accounting:
                                   Jan. 1,   Dec. 31,  Jan. 1,   Dec. 31,
Measurement Date                   1996      1996      1995      1995
Discount rate (weighted-average)   7.00%     7.25%     7.75%     7.00%
Rate of compensation increases     3.50      3.50      4.00      3.50
Expected long-term rate
of return on plan assets
(weighted-average)                 8.00      8.00      8.00      8.00

U.S. Bank also has a trusteed deferred profit sharing plan with contributions made by U.S. Bank based upon income as defined in the plan. All employees of U.S.
Bank and the Company who work over 1,000 hours per year participate in the plan beginning on January 1 following six months of service. Contributions to this profit sharing plan were $287,000 in 1996; $764,000 in 1995; and $584,000 in 1994. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.

Three Rivers Bank and Community Savings Bank
(the Western Region Subsidiaries):
The Western Region Subsidiaries have a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. The Western
Region Subsidiaries' plan funding policy has been to contribute annually an amount within the statutory range of allowable minimum and maximum actuarially determined tax-deductible contributions. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.
Net periodic pension cost for the plan is as follows:

Year ended December 31                  1996      1995        1994
                                              (In thousands)
Service cost                            $ 518     $ 410       $ 346
Interest cost                             316       259         302
Deferred asset gain (loss)                240       232        (160)
Amortization of transition obligation       3         3           3
Amortization of unrecognized
prior service cost                         57        53          54
Actual return on plan assets             (488)     (448)        (84)
Amortization of loss                       13         -          17

Net periodic pension cost               $ 659     $ 509       $ 478

A reconciliation of the funded status of the plan to the recorded net pension asset (liability) is as follows:

At December 31                             1996           1995
                                            (In thousands)
Fair value of plan assets                $ 4,157        $ 2,958
Projected benefit obligation              (4,998)        (4,383)
Unfunded projected benefit obligation       (841)        (1,425)
Unrecognized net transition obligation        19             22
Unrecognized prior service cost              674            669
Unrecognized net loss                        278            411
Adjustment to recognize minimum
 required liability                            -           (145)
Net pension asset (liability)             $  130          $(468)

The Western Region Subsidiaries recognized in 1995 an intangible asset of $145,000 related to the adjustment to recognize the minimum required liability due primarily to a reduction in the discount rate. No recognition of an intangible asset was necessary in 1996.
The actuarial present value of benefit obligations is as follows:

At December 31                     1996           1995
                                   (In thousands)
Accumulated benefit obligation     $3,903         $3,425
Vested benefit obligation          $3,336         $3,129

The following rate assumptions were used in the plan accounting:

                                 Jan. 1,   Dec. 31,  Jan. 1,   Dec. 31,
Measurement Date                 1996      1996      1995      1995
Discount rate
(weighted-average)               7.00%     7.25%     7.75%     7.00%
Rate of compensation increases   3.50      3.50      4.00      3.50
Expected long-term rate
of return on plan assets
(weighted-average)               8.00      8.00      8.00      8.00

The Western Region Subsidiaries also have a trusteed
401(k) plan with contributions made by the Western
Region Subsidiaries matching those by eligible employees up to a maximum of 50% of the first 6% of their annual salary. All employees of the Western
Region Subsidiaries who work over 1,000 hours per year are eligible to participate in the plan beginning on January 1 following six months of service. The Western
Region Subsidiaries contribution to this 401(k) plan was $166,000 in 1996; $128,000 in 1995; and $79,000 in
1994.
Except for the above pension benefits provided by each subsidiary, the Company has no significant additional exposure for any other post-retirement benefits.

15. LEASE COMMITMENTS
The Company's obligation for future minimum lease payments on operating leases at December 31, 1996, is as follows:

Year                              Future Minimum Lease
Payments
                                   (In thousands)
1997                               $512
1998                                325
1999                                205
2000                                158
2001 and ther eafter (in total)     328

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.
Rent expense included in total non-interest expense amounted to $672,000, $533,000 and $540,000, in 1996,
1995, and 1994, respectively.

16. COMMITMENTS AND CONTINGENT LIABILITIES
The Company's banking subsidiaries incur off-balance sheet risks in the normal course of business in order to meet the financing needs of their customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.
Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The banking subsidiaries evaluate each customer's creditworthiness on a case-by-case basis.
Collateral which secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, and fixed assets.
Standby letters of credit are conditional commitments issued by the banking subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financings, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Letters of credit are issued both on an unsecured and secured basis. Collateral securing these types of transactions is similar to collateral securing the subsidiary banks' commercial loans.
The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The banking subsidiaries use the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had outstanding various commitments to extend credit approximating $256,221,000 and standby letters of credit of $8,495,000 as of December 31, 1996.
Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company's consolidated financial position or results of operation.

17.INCENTIVE STOCK OPTION PLAN
In 1991, the Company's Board of Directors adopted an
Incentive Stock Option Plan authorizing the grant of options covering 128,000 shares of common stock. In
April 1995, the Company amended the Plan to increase the number of shares available for issuance thereunder from 128,000 to 285,000 shares.

Under the Plan, options can be granted (the
"Grant Date") to employees with executive, managerial, technical, or professional responsibility, as selected by a committee of the Board of Directors. The Company accounts for this Plan under APB Opinion 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. The option price at which a stock option may be exercised shall be not less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Had compensation cost for these plans been determined consistent with FASB 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

At December 31                       1996      1995
                           (In thousands, except per share data)
Net Income:
As Reported                          $20,019   $15,803
Pro Forma                             19,810    15,767
Primary Earnings Per Share:
As Reported                            $3.83     $2.88
Pro Forma                               3.79      2.88
Fully Diluted Earnings Per Share:
As Reported                            $3.81     $2.87
Pro Forma                               3.77      2.87

Because SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.
On or after the first anniversary of the Grant Date, one third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised.
A summary of the status of the Company's Stock Option
Plan at December 31, 1996, and 1995, and changes during the years then ended is presented in the table and narrative following:

Year ended December 31                    1996                1995
                                             Weighted              Weighted
                                             Average               Average
                                             Exercise              Exercise
                                   Shares    Price      Shares     Price
Outstanding at beginning of year   105,821   $24.34     75,867     $21.70
Granted                             78,000    32.56     56,800      26.25
Exercised                           (8,563)   22.87    (23,846)     20.75
Forfeited                             -         -       (3,000)     22.40
Outstanding at end of year         175,258    28.11    105,821      24.34
Exercisable at end of year          54,280    23.29     20,854      20.09
Weighted average fair value of
options granted since  1-1-95        $6.99               $6.38

A total of 54,280 of the 175,258 options outstanding at December 31, 1996, have exercise prices between $17.25 and $30.63, with a weighted average exercise price of $23.29 and a weighted average remaining contractual life of 6.9 years. All of these options are exercisable. The remaining 120,978 options have exercise prices between $21.25 and $32.56, with a weighted average exercise price of $30.27 and a weighted average remaining contractual life of 8.8 years.
During 1996 one option grant totalling 78,000 shares was issued, compared to three option grants totalling
56,800 shares in 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 5.49% for the 1996 options and 5.79%, 6.13%, and 7.82% for the 1995
Plan options; expected dividend yields of 3.25% for the 1996 options, and 3.25%, 3.50%, and 4.00% for the 1995
Plan options; expected lives of 7.0 years for all the 1996 and 1995 Plan options; expected volatility of 21.28% for the 1996 options, 21.29%, 21.85%, and 22.32%
for the 1995 Plan options.

18.DIVIDEND REINVESTMENT PLAN
The Company's Dividend Reinvestment and Common Stock
Purchase Plan provides each record holder of Common
Stock with a simple and convenient method of purchasing additional shares without payment of any brokerage commissions, service charges or other similar expense.
A participant in the Plan may purchase shares of Common
Stock by electing either to (1) reinvest dividends on all of his or her shares of Common Stock or (2) to make optional cash payments of not less than $10 each purchase up to a maximum of $2,000 per month and continue to receive regular dividend payments on his or her other shares. Participants who enroll to reinvest dividends may also make optional cash payments of not less than $10 each purchase up to a maximum of $2,000 per month. A participant may withdraw from the Plan at any time.
Shares purchased under the Plan will be acquired at a three percent discount from the average market price.
In the case of purchases from USBANCORP, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At
December 31, 1996, the Company had 263,048 unissued reserved shares available under the Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Plan in the market for the relevant investment date.

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

20. JOHNSTOWN SAVINGS BANK ("JSB")
ACQUISITION
For financial reporting purposes, the Merger with JSB was effected on June 30, 1994. USBANCORP merged JSB with and into U.S. Bank, a wholly-owned subsidiary of USBANCORP, with U.S. Bank surviving the Merger. The separate existence of JSB ceased, and all property, rights, powers, duties, obligations, and liabilities of JSB were automatically transferred to U.S. Bank, in accordance with Federal and Pennsylvania law.
Immediately following the Merger, U.S. Bank caused the intracompany transfer by Standard Mortgage Corporation of Georgia ("SMC") , a wholly-owned subsidiary of JSB, of all its assets, subject to all of its liabilities, to SMC Acquisition Corporation, an indirect subsidiary of Community. SMC Acquisition Corporation was renamed
Standard Mortgage Corporation of Georgia and is a mortgage banking company organized under the laws of the State of Georgia and originates, sells, and services residential mortgage loans.
The Merger was treated as a purchase for financial accounting purposes. The recorded purchase price was based on the average of the closing price of USBANCORP
Common Stock ("UBAN") on the NASDAQ/NMS for the ten trading days immediately preceding the final closing date of the transaction. The ten day average of USBANCORP's Common Stock was $25.125, which resulted in a total cost of the acquisition being $43.8 million, which was represented by the issuance of 957,857 common shares and $19.7 million in cash. Accounting for the acquisition as a purchase, USBANCORP recognized newly created core deposit intangibles of $5.7 million and goodwill of $20.2 million and began realizing net income immediately from July 1, 1994. Furthermore, the Company incurred approximately $2.4 million of additional restructuring expenses during 1994 as a result of the JSB acquisition including employee severance, data processing conversion costs, marketing and advertising expenses, and other costs. These costs are included in the line item titled "Acquisition charge" in the accompanying Consolidated Statement of Income.
The pro forma combined results of operations of the Company for the year ended December 31, 1994, after giving effect to the pro forma adjustments as of the beginning of the period, is as follows:

Year ended December 31        1994
               (In thousands, except per share data)
Net interest income                        $61,466
Provision for loan losses                   (2,307)
Non-interest income                         10,635
Non-interest expense                        56,581
Provision for income taxes                   6,133
Net income                                 $11,694
Net income per fully diluted common share    $2.06

21. GOODWILL AND CORE DEPOSIT
INTANGIBLE ASSETS
USBANCORP's balance sheet shows both tangible assets
(such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $16.9 million of goodwill and $4.6 million of core deposit intangible assets on its balance sheet.
The majority of these intangible assets came from the 1994 JSB acquisition ($25.9 million) and the 1993
Integra Branches acquisition ($1.2 million).

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

Year                          Expense
                              (In thousands)
1997                          $2,356
1998                           2,170
1999                           2,014
2000                           1,904
2001 and after                13,034

A reconciliation of the Company's intangible asset balances for 1996 and 1995 is as follows:

At December 31                      1996           1995
                                      (In thousands)
Balance January 1                   $23,838        $27,009
Amortization expense                 (2,360)        (2,473)
Goodwill reduction resulting
from additional deferred tax asset
                                       -              (698)
Balance December 31                 $21,478        $23,838

The additional deferred tax asset was attributed to tax benefits arising from the completion of the final JSB corporate tax return in 1995.
Goodwill and other intangible assets are reviewed for possible impairment at a minimum annually, or more frequently, if events or changed circumstances may affect the underlying basis of the asset. The Company uses an estimate of the subsidiary banks undiscounted future earnings over the remaining life of the goodwill and other intangibles in measuring whether these assets are recoverable. This review is consistent with SFAS
121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be disposed of," which the Company adopted in the first quarter of 1996.
This adoption did not have a material impact on the Company's Financial Statements.

22. OFF-BALANCE SHEET HEDGE INSTRUMENTS
The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. A summary of the off-balance sheet hedging transactions outstanding as of December 31, 1996, and 1995, are as follows:

Borrowed Funds Hedges:
On March 16, 1995, the Company entered into an interest rate swap agreement with a notional amount of $60 million and a termination date of March 16, 1997. Under the terms of the swap agreement, the Company pays a two year fixed interest rate of 6.93% and receives 90 day
Libor which resets quarterly. The counterparty in this unsecured transaction is PNC Bank.
This swap agreement was executed to hedge short-term borrowings which were incurred to fund investment securities as part of the increased leveraging of the balance sheet. Specifically, FHLB term advances which reprice quarterly are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to three years. This hedge transaction increased interest expense by $738,000 for 1996 and $367,000 for 1995.
On September 29, 1995, the Company entered into an interest rate swap agreement with a notional amount of $25 million and a termination date of September 29, 1997. Under the terms of the swap agreement, the Company pays a two year fixed interest rate of 6.05% and receives 90 day Libor which resets quarterly. The counterparty in this unsecured transaction is Mellon
Bank.
This swap agreement was executed to hedge short-term borrowings used to leverage the balance sheet.
Specifically, FHLB advances which reprice every 90 days are being used to fund fixed-rate agency mortgage-backed securities with a two year duration.
This hedge transaction increased interest expense by $124,000 for 1996 and $12,000 for 1995.

CMO Liability Hedge:
During the first quarter of 1994, the Company entered into an interest rate swap agreement with a termination date of February 11, 1997. Under the terms of the swap agreement, the Company receives a fixed interest rate of 5% and pays a floating interest rate defined as the 90 day Libor which resets quarterly. The counterparty in this unsecured transaction is PNC Bank.
This swap agreement was initiated to hedge interest rate risk in a declining, stable, or modestly rising rate environment. Specifically, this transaction hedges the CMO liability on the Consolidated Balance Sheet by effectively converting the fixed percentage cost to a variable rate cost. This hedge also offsets market valuation risk since any change in the market value of the swap agreement correlates in the opposite direction with a change in the market value of the CMO liability.
Overall, this swap agreement increased interest expense by $60,000 for 1996 and $110,000 for 1995.
The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties is remote.
The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a maximum notional amount outstanding of $250 million for interest rate swaps, and a maximum notional amount outstanding of $250 million for interest rate caps/floors. The Company had no interest rate caps or floors outstanding at December 31, 1996, or December
31, 1995.

23. CAPITAL
The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The
Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.
Management believes that as of December 31, 1996, the Company meets all capital adequacy requirements to which it is subject.
As of December 31, 1996, and 1995, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.
There are no conditions or events since that notification that management believes have changed the Company's classification category.

                                                                                  To Be Well
                                                                                  Capitalized Under
                                                              For Capital         Prompt Corrective
As of December 31, 1996                   Actual              Adequacy Purposes   Action Provisions
                                          Amount    Ratio     Amount    Ratio     Amount    Ratio
                                                            (In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated                              $142,832  14.16%    $80,683   8.00%     $100,853  10.00%
U.S. Bank                                   86,087  15.47      44,505   8.00        55,631  10.00
Three Rivers Bank                           31,878  13.55      18,818   8.00        23,523  10.00
Community Savings Bank                      29,287  13.52      17,334   8.00        21,668  10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated                               130,225  12.91      40,341   4.00        60,512   6.00
U.S. Bank                                   79,133  14.22      22,252   4.00        33,379   6.00
Three Rivers Bank                           29,281  12.45       9,409   4.00        14,114   6.00
Community Savings Bank                      26,579  12.27       8,667   4.00        13,001   6.00
Tier 1 Capital (to Average Assets)
Consolidated                               130,225   6.51      79,966   4.00        99,958   5.00
U.S. Bank                                   79,133   6.91      45,790   4.00        57,238   5.00
Three Rivers Bank                           29,281   6.44      18,174   4.00        22,718   5.00
Community Savings Bank                      26,579   6.65      15,986   4.00        19,982   5.00

                                                                                    To Be Well
                                                                                    Capitalized Under
                                                               For Capital          Prompt Corrective
As of December 31, 1995                     Actual             Adequacy Purposes    Action Provisions
                                            Amount    Ratio    Amount    Ratio      Amount    Ratio
                                                           (In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated                                $134,552  14.88%   $72,325   8.00%      $90,406   10.00%
U.S. Bank                                     80,593  15.52     41,532   8.00        51,915   10.00
Three Rivers Bank                             29,312  15.05     15,578   8.00        19,472   10.00
Community Savings Bank                        28,675  15.22     15,075   8.00        18,843   10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated                                 123,251  13.63     36,162   4.00        54,244    6.00
U.S. Bank                                     74,104  14.27     20,766   4.00        31,149    6.00
Three Rivers Bank                             26,878  13.80      7,789   4.00        11,683    6.00
Community Savings Bank                        26,320  13.97      7,537   4.00        11,306    6.00
Tier 1 Capital (to Average Assets)
Consolidated                                 123,251   6.65     74,107   4.00        92,634    5.00
U.S. Bank                                     74,104   6.88     43,064   4.00        53,830    5.00
Three Rivers Bank                             26,878   6.72     16,006   4.00        20,008    5.00
Community Savings Bank                        26,320   7.07     14,882   4.00        18,602    5.00

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

BALANCE SHEET
At December 31                             1996      1995
                                           (In thousands)
ASSETS
Cash and cash equivalents                  $     28       $    314
Equity investment in banking subsidiaries   157,120        155,135
Equity investment in non-banking
subsidiaries                                  2,128          2,079
Other assets                                    878            964
TOTAL ASSETS                               $160,154       $158,492
LIABILITIES
Short-term borrowings                      $  4,800       $  7,452
Other liabilities                             3,332            548
TOTAL LIABILITIES                             8,132          8,000
STOCKHOLDERS' EQUITY
Total stockholders' equity                  152,022        150,492
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $160,154       $158,492

STATEMENT OF INCOME
Year ended December 31              1996       1995       1994
                                        (In thousands)
INCOME
Inter-entity management fees        $ 3,817    $ 3,899    $ 3,332
Dividends from subsidiaries          15,491      9,237      5,530
Interest and dividend income             13        776      1,062
Net realized losses on
investment securities                     -       (469)       (99)
Total Income                         19,321     13,443      9,825
EXPENSE
Interest expense                        676      1,343        535
Salaries and employee benefits        2,753      2,885      2,670
Other expense                         1,522      1,563      1,924
Total Expense                         4,951      5,791      5,129
INCOME BEFORE INCOME TAXES
AND EQUITY IN UNDISTRIBUTED INCOME
OF SUBSIDIARIES                      14,370      7,652      4,696
Provision for income taxes              484        641          5
Equity in undistributed
income of subsidiaries                5,271      7,510      6,619
NET INCOME                          $20,125    $15,803    $11,320

STATEMENT OF CASH FLOWS
Year ended December 31              1996       1995       1994
                                          (In thousands)
OPERATING ACTIVITIES
Net income                          $ 20,125   $ 15,803   $ 11,320
Adjustments to reconcile
net income to net cash
provided by operating activities:
Equity in undistributed
income of subsidiaries                (5,271)    (7,510)    (6,619)
Net cash provided by
operating activities                  14,854      8,293      4,701
INVESTING AND FINANCING ACTIVITIES
Common stock cash dividends paid      (4,522)    (7,156)    (4,679)
Proceeds from issuance of
common stock                             188        497        596
Sale of investment securities              -     16,356          -
Purchase of treasury stock            (8,531)    (7,943)    (3,064)
(Repayment) borrowing to fund
JSB acquisition                            -    (16,669)    16,669
(Decrease) increase in borrowings     (1,800)     5,600      1,000
Investment in subsidiaries                 -       (200)   (19,498)
Other-net                               (475)      (996)     3,884
Net cash used by investing and
financing activities                 (15,140)   (10,511)    (5,092)
NET DECREASE IN CASH EQUIVALENTS        (286)    (2,218)      (391)
CASH EQUIVALENTS AT JANUARY 1            314      2,532      2,923
CASH EQUIVALENTS AT DECEMBER 31     $     28   $    314   $  2,532

The ability of subsidiary banks to upstream cash to the Parent Company is restricted by regulations. Federal law prevents the Parent Company from borrowing from its subsidiary banks unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary banks' capital and surplus. In addition, the subsidiary banks are subject to legal limitations on the amount of dividends that can be paid to their shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the Parent Company by the subsidiary banks as an inter-entity management fee. At December
31, 1996, the subsidiary banks were permitted to upstream an additional $20,071,000 in cash dividends to the Parent Company. The subsidiary banks also had a combined $131,277,000 of restricted surplus and retained earnings at December 31, 1996.
The Parent Company renewed a $2.5 million line of credit from a non-affiliated correspondent bank. This line of credit is unsecured and is subject to annual review on July 31, 1997. Future drawdowns on this line would be at short-term rates tied to 90 day Libor.
Additionally, there is an annual commitment fee of 1/4% on any unused portion of the line.
The Parent Company also entered into a $10 million unsecured line of credit from the same non-affiliated correspondent bank on August 1, 1995. Subsequently, this line of credit was increased to $12 million in July 1996 and is subject to annual review on July 31, 1997. Future drawdowns on this line would be the greater of (A) the Prime Rate less one-half of one percent (1/2%), or (B) the sum of the Federal Funds
Rate plus fifty basis points (1/2%) per annum.
Additionally, there is an annual commitment fee of one-tenth of one percent (1/10%) on the unused portion of the line.
The Parent Company had available at December 31,
1996,$9.7 million of a total combined $14.5 million available credit line.

STATEMENT OF MANAGEMENT RESPONSIBILITY

January 23, 1997

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

/s/Terry K. Dunkle
Terry K. Dunkle
Chairman,
President & CEO

/s/Orlando B. Hanselman
Orlando B. Hanselman
Executive Vice President &
Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of USBANCORP, Inc.:

We have audited the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USBANCORP, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 1996, in conformity with generally accepted accounting principles.
As explained in Note 1 to the Consolidated Financial
Statements, effective January 1, 1995, the Company changed its method of accounting for loan losses. In addition, the Company changed its method of accounting for mortgage servicing rights effective for the quarter ended June 30, 1995. Further, as discussed in Note 1 to the Consolidated Financial Statements, effective
January 1, 1994, the Company changed its method of accounting for investments in debt and equity securities.

/s/Arthur Andersen LLP
Arthur Andersen LLP
Pittsburgh, Pennsylvania
January 23, 1997

Management's Discussion and Analysis - Divider Page

MARKET PRICE AND DIVIDEND DATA

Common Stock
USBANCORP's Common Stock is traded on the NASDAQ
National Market System under the symbol "UBAN." The following table sets forth the high and low closing prices and the cash dividends declared per share for the periods indicated:

                                 CLOSING PRICES           Cash Dividends
                                 High            Low      Declared
Year ended December 31, 1996:
First Quarter                    $33.50          $31.50   $0.27
Second Quarter                    36.88           31.75    0.30
Third Quarter                     38.94           31.00    0.30
Fourth Quarter                    42.50           38.50    0.50

Year ended December 31, 1995:
First Quarter                    $24.00          $20.50   $0.25
Second Quarter                    23.50           19.75    0.27
Third Quarter                     30.50           22.75    0.27
Fourth Quarter                    34.25           29.25    0.27

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

At or for the year ended December 31      1996         1995         1994         1993         1992
                                          (Dollars in thousands, except per share data and ratios)
Summary of Income Statement Data:
Total interest income                     $  137,333   $  129,715   $  102,811   $   85,735   $   82,790
Total interest expense                        76,195       73,568       46,993       36,250       38,349
Net interest income                           61,138       56,147       55,818       49,485       44,441
Provision for loan losses                         90          285       (2,765)       2,400        2,216
Net interest income after provision
for loan losses                               61,048       55,862       58,583       47,085       42,225
Total non-interest income                     18,689       16,543        8,187       10,150        8,346
Total non-interest expense                    52,474       50,557       49,519       40,715       36,248
Income before income taxes and cumulative
effect of change in accounting principle      27,263       21,848       17,251       16,520       14,323
Provision for income taxes                     7,244        6,045        5,931        5,484        5,440
Income before cumulative effect of change
in accounting principle                       20,019       15,803       11,320       11,036        8,883
Cumulative effect of change in accounting
principle                                          -            -            -        1,452            -
Net income                                 $  20,019   $   15,803    $  11,320   $   12,488   $    8,883
Net income applicable to common stock      $  20,019   $   15,803    $  11,320   $   12,385   $    7,710
Per Common Share Data:
Primary Earnings:
Net income                                 $    3.83   $     2.88    $    2.18   $     2.78   $     2.67
Income before cumulative effect of change
in accounting principle, and acquisition
charge                                          3.83         2.88         2.54         2.45         2.67
Fully Diluted Earnings:
Net income                                      3.81         2.87         2.18         2.72         2.53
Income before cumulative effect of change
in accounting principle, and acquisition
charge                                          3.81         2.87         2.54         2.41         2.53
Cash dividends declared                         1.37         1.06         0.97         0.86         0.75
Book value at period end                       29.90        28.34        24.57        24.67        23.08
Balance Sheet and Other Data:
Total assets                              $2,087,112   $1,885,372   $1,788,890   $1,241,521   $1,139,855
Loans and loans held for sale,
net of unearned income                       939,726      834,634      868,004      727,186      648,915
Allowance for loan losses                     13,329       14,914       15,590       15,260       13,752
Investment securities available for sale     455,890      427,112      259,462      428,712      366,888
Investment securities held to maturity       546,318      463,951      524,638            -            -
Deposits                                   1,138,738    1,177,858    1,196,246    1,048,866      997,591
Long-term debt                                 4,172        5,061        5,806        3,445        9,409
Stockholders' equity                         151,917      150,492      137,136      116,615       82,971
Full-time equivalent employees<F1>                759          742          780          665          644
Selected Financial Ratios:
Return on average total equity before
SFAS 109 benefit and acquisition charge        13.36%       11.03%       10.41%       10.13%       11.41%
Return on average assets before SFAS 109
benefit and acquisition charge                  1.03         0.87         0.87         0.91         0.85
Loans and loans held for sale, net of
unearned income, as a percent of deposits,
at period end                                  82.52        70.86        72.56        69.33        65.05
Ratio of average total equity to average
assets                                          7.69         7.85         8.39         8.96         7.48
Common stock cash dividends as a percent of
net income applicable to common stock          35.28        36.43        44.57        32.28        28.16
Common and preferred stock cash dividends as
a percent of net income                        35.28        36.43        44.57        32.84        37.64
Interest rate spread                            3.06         2.94         3.47         3.72         3.93
Net interest margin                             3.52         3.45         4.03         4.34         4.58
Allowance for loan losses as a percentage of
loans and loans held for sale, net of
unearned income, at period end                  1.42         1.79         1.80         2.10         2.12
Non-performing assets as a percentage of
loans and loans held for sale and other
real estate owned, at period end                0.92         1.13         0.91         0.89         1.58
Net charge-offs as a percentage of average
loans and loans held for sale                   0.20         0.08         0.04         0.13         0.58
Ratio of earnings to fixed charges and preferred
dividends<F2>:
Excluding interest on deposits                  1.79x        1.77x        2.34x        5.26x        4.05x
Including interest on deposits                  1.36         1.30         1.37         1.45         1.36
One Year GAP ratio, at period end               0.79         0.86         0.79         1.10         1.14

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

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table sets forth certain unaudited quarterly consolidated financial data regarding the
Company:

1996 Quarter Ended                      Dec. 31        Sept. 30<F1>      June 30   March 31
                                                  (In thousands, except per share data)
Interest income                         $35,991        $35,330           $33,245   $32,767
Non-interest income                       4,665          4,922             4,572     4,530
Total operating income                   40,656         40,252            37,817    37,297
Interest expense                         20,006         19,709            18,213    18,267
Provision for loan losses                    22             23                22        23
Non-interest expense                     13,108         14,675            12,380    12,311
Income before income taxes                7,520          5,845             7,202     6,696
Provision for income taxes                2,025          1,546             1,920     1,753
Net income                              $ 5,495        $ 4,299           $ 5,282   $ 4,943
Primary Earnings Per Common Share:
Net income                              $  1.06        $  0.83           $  1.01   $  0.93
Fully Diluted Earnings Per Common Share:
Net income                                 1.06           0.82              1.01      0.93
Cash Dividends Declared Per Common Share   0.50           0.30              0.30      0.27

<F1> On September 30, 1996, the Company accrued a one-time
assessment of $1,925,000 mandated by Congress to recapitalize the Savings Association Insurance Fund.
The negative after-tax impact of this special assessment on net income was $1,368,000 or $0.26 on fully diluted EPS.

1995 Quarter Ended                       Dec. 31        Sept. 30         June 30   March 31
                                             (In thousands, except per share data)
Interest income                          $32,994        $32,733          $31,765   $32,223
Non-interest income                        4,533          3,984            4,538     3,488
Total operating income                    37,527         36,717           36,303    35,711
Interest expense                          19,084         18,765           18,229    17,490
Provision for loan losses                     45             45               75       120
Non-interest expense                      12,838         12,606           12,595    12,518
Income before income taxes                 5,560          5,301            5,404     5,583
Provision for income taxes                 1,445          1,393            1,523     1,684
Net income                               $ 4,115        $ 3,908          $ 3,881   $ 3,899
Primary Earnings Per Common Share:
Net income                               $  0.77        $  0.72          $  0.70   $  0.70
Fully Diluted Earnings Per Common Share:
Net income                                  0.77           0.72             0.70      0.70
Cash Dividends Declared Per Common Share    0.27           0.27             0.27      0.25

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M. D. & A.")

The following discussion and analysis of financial condition and results of operations of USBANCORP should be read in conjunction with the consolidated financial statements of USBANCORP, including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1996, 1995, AND 1994

RECENT ACQUISITION HISTORY...The following represents a brief summary of the Johnstown Savings Bank ("JSB") acquisition, which was the only acquisition that impacted the Company's financial performance over the three year period from January 1, 1994, through December 31, 1996. For a more comprehensive discussion of this acquisition, see Note 20.

Johnstown Savings Bank: The acquisition of JSB for financial reporting purposes was effective June 30, 1994, and accordingly, impacted the Company's financial performance for six months in 1994 and the full year in both 1995 and 1996. At the acquisition date, JSB had total assets of $367 million, total loans of $125.6 million, and total deposits of $209 million. JSB was immediately merged into the Company's U.S. Bank subsidiary, which is also based in Johnstown, Pennsylvania, giving U.S. Bank an approximate 23% deposit market share leadership position in Cambria
County. JSB also had a wholly-owned mortgage banking subsidiary, Standard Mortgage Company of Georgia, which
U.S. Bank transferred on an intracompany basis immediately following the merger to Community Bancorp, Inc.. Standard Mortgage Company currently services approximately $1.4 billion of mortgage loans and has mortgage servicing rights totalling $12.5 million at December 31, 1996.
The total cost of the JSB acquisition was $43.8 million. JSB initially had six branch office locations in the Greater Johnstown marketplace. Since the acquisition date, three of these offices have been merged into U.S. Bank's retail delivery system to achieve economy of scale benefits.

PERFORMANCE OVERVIEW...The Company's net income for 1996 was $20.0 million or $3.81 on a fully diluted per share basis compared to net income of $15.8 million or $2.87 per fully diluted share for 1995 and net income of $11.3 million or $2.18 per fully diluted share for 1994. When 1996 is compared to 1995, the Company's net income increased by $4.2 million or 26.7% while fully diluted earnings per share increased by $0.94 or 32.8%.
The Company's return on equity increased by 2.33% to 13.36% while return on assets increased by 16 basis points to 1.03%.
This improved financial performance in 1996 was driven by increased revenue generated from the core banking business. Specifically, net interest income increased by $5.0 million or 8.9% while total non-interest income grew by $2.1 million or 13.0%. This growth in revenue more than offset the negative impact of higher non-interest expense. Total non-interest expense increased by $1.9 million or 3.8% due primarily to a special assessment to recapitalize the Savings
Association Insurance Fund ("SAIF") in the third quarter of 1996. This special assessment amounted to $1.9 million on a pre-tax basis and reduced fully diluted earnings per share by $0.26 in 1996. Excluding the special SAIF assessment, the Company's total non-interest expense was essentially flat between years.

The Company's earnings per share were also enhanced by the repurchase of its common stock. There were 247,000 fewer average fully diluted shares outstanding in 1996 than in 1995 due to the success of the Company's ongoing stock buyback program. Overall, the Company demonstrated an improving quarterly earnings trend in 1996 as fully diluted earnings per share and return on equity improved from $0.93 and 13.14% in the first quarter to $1.06 and 14.38% in the fourth quarter.

When 1995 is compared to 1994, the Company's net income increased by $4.5 million or 39.6% while fully diluted earnings per share increased by $0.69 or 31.7%. Note that the Company's 1994 net income included a $1.9 million after-tax acquisition restructuring charge related to the intra-market purchase of JSB. The
Company's improved earnings performance in 1995 was due to higher non-interest income, increased net interest income, and a lower effective income tax rate. These favorable items were partially offset by a higher relative loan loss provision (because the Company benefited from a negative loan loss provision in 1994) and higher non-interest expense. The full year impact of the additional shares issued for the JSB acquisition was the primary reason that the fully diluted earnings per share growth rate was lower than the net income growth rate experienced in 1995.

The following table summarizes some of the Company's key performance indicators for each of the past three years:

Year ended December 31             1996      1995      1994
                       (In thousands, except per share data and ratios)
Net income                         $20,019   $15,803   $11,320
Fully diluted earnings per share      3.81      2.87      2.18
Return on average assets              1.03%     0.87%     0.75%
Return on average equity             13.36     11.03      8.92
Average fully diluted
common shares outstanding            5,253     5,500     5,192

NET INTEREST INCOME AND MARGIN...The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table summarizes the Company's net interest income performance for each of the past three years:

Year ended December 31                  1996      1995      1994
                                      (In thousands, except ratios)
Interest income                         $137,333  $129,715  $102,811
Interest expense                          76,195    73,568    46,993
Net interest income                       61,138    56,147    55,818
Tax-equivalent adjustment                  2,954     2,807     1,746
Net tax-equivalent interest income      $ 64,092  $ 58,954  $ 57,564
Net interest margin                         3.52%     3.45%     4.03%

1996 NET INTEREST PERFORMANCE OVERVIEW...The Company's net interest income on a tax-equivalent basis increased by $5.1 million or 8.7% due to growth in earning assets and improved net interest margin performance. The 1996 net interest margin of 3.52% was seven basis points better than the 1995 net interest margin of 3.45% and reflects the benefits of reduced funding costs and six consecutive quarters of loan growth.

The total cost of funds decreased by 17 basis points as deposit and borrowing costs dropped by 15 and 55 basis points, respectively. Growth in higher yielding loans helped limit the decline in the earning asset yield to five basis points despite the lower interest rate environment which was experienced in 1996. Total loans outstanding averaged $858 million or 73.8% of total deposits in 1996 compared to an average of $824 million or 68.7% of total deposits in 1995. By the fourth quarter of 1996, the Company's loan to deposit ratio had improved to 79.4%. This growth in loans along with greater balance sheet leveraging through the investment securities portfolio caused total average earning assets to be $111 million higher in 1996 compared to 1995.

BALANCE SHEET LEVERAGING...The Company's ongoing strategy to use borrowed funds to purchase earning assets in order to leverage the balance sheet and equity contributes to increased net interest income but a lower net interest margin percentage. The source for the borrowed funds is predominately the Federal Home
Loan Bank ("FHLB") because each of the Company's subsidiary banks are members of the FHLB. Examples of FHLB borrowings used by the Company include 30 and 90 day wholesale reverse repurchase agreements, overnight borrowings, one year term funds tied to 90 day Libor, and term advances. These funds are used primarily to purchase available for sale and held to maturity mortgage-backed investment securities with durations ranging from one to three years. For the full year
1996, the Company's total level of short-term borrowed funds and FHLB advances averaged $600 million or 30.8% of total assets compared to an average of $449 million or 24.6% of total assets in 1995. These borrowed funds had an average cost of 5.59% in 1996 which was 147 basis points greater than the average cost of deposits which amounted to 4.12%. The net interest spread earned on assets funded with short-term borrowings and FHLB advances averaged 1.45% in 1996 which compared favorably to the net interest spread of 1.10% earned on leveraged assets in 1995.

The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital
Resources) and to limit net interest income variability to plus of minus 7.5% under different interest rate scenarios (see further discussion under Interest Rate
Sensitivity). The Company continuously evaluates the approximate $10 million of cash flow received monthly from the investment portfolio and makes one of the following three decisions which can impact the leveraged position of the balance sheet:

(1) The Company can use the money to fund any loan demand that cannot be funded with existing cash flow from the loan portfolio or deposits.

(2) The Company can use the money to fund new investment security purchases provided that the incremental spread over the current short-term borrowing cost is not less than 100 basis points.

(3) The Company can use the money to paydown short-term borrowings if the incremental spread that can be earned on new investment purchases is not deemed sufficient.
It is recognized that interest rate risk does exist, particularly in a rising interest rate environment, from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $85 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the leveraging of the balance sheet. (See further discussion under Note 22.) Additionally, during the first quarter of 1996 the Company took advantage of the flatness of the Treasury yield curve to further reduce the interest rate risk associated with the balance sheet leveraging.

Specifically, $150 million of non-hedged borrowings with the FHLB were extended from a 30 day maturity to a two year term at a fixed cost of approximately 5.0%.
This liability extension strategy helped reduce both short-term interest rate risk and the cost of borrowings.

COMPONENT CHANGES IN NET INTEREST INCOME: 1996 VERSUS
1995...Regarding the separate components of net interest income, the Company's total 1996 tax-equivalent interest income increased by $7.8 million or 5.9% when compared to 1995. This increase was due primarily to a $111 million or 6.5% increase in total average earning assets which caused interest income to rise by $7.2 million. This net increase in average earning assets reflects $84 million of growth in average investment securities and a $34 million increase in total average loans. The additional interest income generated from higher earning asset volumes was partially offset by a five basis point decline in the earning asset yield to 7.72%. Within the earning asset base, the yield on total investment securities declined by eight basis points to 6.85% due primarily to the lower interest rate environment experienced in 1996. Both the prime rate and fed funds rate were approximately 50 basis points lower in 1996 as compared to 1995.
Despite the lower interest rate environment, the yield on the total loan portfolio decreased by only five basis points to 8.62%. A mix shift in the loan portfolio towards higher yielding commercial product is favorably impacting the total loan portfolio yield.
Total commercial and commercial mortgage loans comprised 43.1% of total loans at December 31, 1996, compared to 33.9% at December 31, 1995. Residential mortgage loans comprised 45.6% of total loans at December 31, 1996, compared to 50.3% at December 31,
1995. The higher commercial loan totals resulted from increased production from both small business (loans less than $250,000) and middle market lending. This improved new loan production was due primarily to more effective sales efforts which have included an intensive customer calling program and canvassing of small commercial businesses. During 1996, in its first full year of operation, the Company's small business loan center approved 688 applications for $40 million and closed 401 loans for $27 million with an average approval time of 48 hours. The Company will continue to aggressively focus on this market that was established over the past eighteen months. This enhanced commercial loan production also attests to the modest economic growth of the Western Pennsylvania market.

The reduced dependence on residential mortgage loans as an earning asset reflects the Company's ongoing strategy to sell newly originated 30 year fixed-rate mortgage product. The decline in consumer loans from 15.8% of total loans at December 31, 1995, to 11.3% of total loans at December 31, 1996, was due entirely to net run-off experienced within the lower yielding indirect auto loan portfolio. This indirect auto loan run-off has more than offset improved production of higher yielding direct consumer loans from the Company's branch offices which for 1996 were $14 million or 40% greater than 1995.

The Company's total interest expense for 1996 increased by $2.6 million, or 3.6%, when compared to 1995. This higher interest expense was caused by a $112 million increase in average interest bearing liabilities which caused interest expense to rise by $3.8 million. Within the liability mix, total borrowed funds increased by $153 million in order to fund greater balance sheet leverage and replace a $41 million outflow in interest bearing deposits.

Lower rates paid for both deposits
and FHLB borrowings caused a favorable rate variance of $1.2 million which partially offset the increased interest expense resulting from the higher level of interest bearing liabilities. The cost of deposits decreased by 15 basis points to 4.12% as the Company was able to reprice all major deposit categories downward during 1996. Due to the lower interest rate environment and the favorable extension of $150 million of non-hedged
FHLB borrowings at a fixed rate of 5.0%, the Company's cost of borrowed funds averaged 5.59% for 1996 or 55 basis points lower than the 6.14% average cost for 1995. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to decrease by 17 basis points from 4.83% in 1995 to 4.66% in 1996.

1995 NET INTEREST PERFORMANCE OVERVIEW...The Company's net interest income on a tax-equivalent basis, between 1995 and 1994, increased by $1.4 million, or 2.4%, while the net interest margin percentage declined by 58 basis points to 3.45%. The increased net interest income was due primarily to a higher volume of earning assets resulting from the JSB acquisition and a greater use of borrowed funds to leverage the balance sheet.
(See previous discussion under Balance Sheet
Leveraging.) For 1995, total average earning assets were $270 million higher than 1994. The reduction in the net interest margin percentage was due to the cost of funds increasing to a greater extent than the earning asset yield. Specifically, the Company's cost of funds increased by 99 basis points to 4.83% while the earning asset yield increased by 46 basis points to 7.77%. Factors contributing to the higher cost of funds included an increased cost of short-term borrowings used to fund the Company's balance sheet leveraging and a disintermediation of deposits from lower cost savings accounts into higher cost fixed-rate certificates of deposit.

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

In an effort to diversify the Company's balance sheet mix and reduce its higher level of fixed-rate residential mortgage loans that resulted from the JSB acquisition,$34 million of fixed-rate residential mortgage loans with a weighted average coupon of 7.79% and a weighted average maturity of 168 months were sold at a loss of $891,000. The proceeds from this sale were reinvested in adjustable-rate and shorter duration mortgage-backed securities at a comparable yield.
Consequently, this sale had minimal impact on 1995 interest earnings and increased the repricing sensitivity of the Company's earning assets which provides greater flexibility for interest rate risk management.

The remainder of the decline in the loan to deposit ratio resulted from net loan run-off experienced during the first half of 1995 in both the commercial loan and indirect auto loan portfolios. The Company was, however, able to reverse the net run-off trend and grow the total loan portfolio by $32.9 million or 4.1% during the second half of 1995 due to increased volumes for both commercial and adjustable rate mortgage loans.
The Company's total interest expense for 1995 increased by $26.6 million or 56.6% when compared to 1994. This higher interest expense was caused by a combination of an increased volume of interest bearing liabilities
($18.9 million) and an unfavorable rate variance ($7.6 million) as each of these factors increased interest expense by the amount indicated in the parenthesis. A
$297 million increase in average interest bearing liabilities reflects the first full year of the JSB acquisition and greater use of FHLB borrowings. The unfavorable rate variance was due to deposit disintermediation and the impact that the higher interest rate environment had on repricing upward maturing FHLB borrowings and certificates of deposit.

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

Year ended December 31              1996                             1995                             1994
                                                 Interest                        Interest                         Interest
                                    Average      Income/   Yield/  Average     Income/    Yield/    Average     Income/    Yield/
                                    Balance      Expense   Rate    Balance     Expense    Rate      Balance     Expense    Rate
                                                                (In thousands, except percentages)
Interest earning assets:
Loans, net of unearned income       $  857,921   $ 74,967  8.62%   $  823,807  $ 71,855    8.67%    $  809,695  $ 67,114    8.29%
Deposits with banks                      2,746        132  4.74         5,477       280    5.84          2,974       121    4.08
Federal funds sold
and securities purchased
under agreements to resale                 667         36  5.35         2,715       165    5.94          2,330        94    4.06
Investment securities:
Available for sale                     441,638     29,719  6.73       322,172    22,940    7.11        276,225    15,531    5.62
Held to maturity                       502,335     34,963  6.96       538,028    36,726    6.82        327,910    20,777    6.38
Total investment securities            943,973     64,682  6.85       860,200    59,666    6.93        604,135    36,308    6.03
Assets held in trust for
collateralized mortgage obligation       6,236        470  7.54         8,143       556    6.85         10,825       920    8.50
Total interest earning
assets/interest income               1,811,543    140,287  7.72     1,700,342   132,522    7.77      1,429,959   104,557    7.31
Non-interest earning assets:
Cash and due from banks                 35,547                         36,657                           42,609
Premises and equipment                  18,325                         19,052                           18,014
Other assets                            96,164                         85,403                           39,446
Allowance for loan losses              (14,322)                       (15,146)                         (17,488)
TOTAL ASSETS                        $1,947,257                     $1,826,308                       $1,512,540
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand             $   81,233    $   811  1.00%   $   91,596  $  1,258    1.37%    $  106,665  $  1,653    1.55%
Savings                                209,054      3,525  1.69       229,423     4,302    1.88        248,265     4,806    1.94
Other time                             731,592     37,724  5.16       742,133    39,843    5.37        632,040    27,824    4.40
Total interest bearing deposits      1,021,879     42,060  4.12     1,063,152    45,403    4.27        986,970    34,283    3.47
Federal funds purchased,
securities sold under
agreements to repurchase,
and other short-term borrowings        146,593      7,594  5.18       135,784     7,053    5.17        112,846     5,349    4.79
Advances from Federal Home Loan Bank   453,838     25,952  5.72       313,026    20,043    6.40        109,098     6,006    5.51
Collateralized mortgage obligation       5,670        470  8.29         7,388       848   11.48          9,861     1,024   10.38
Long-term debt                           4,786        119  2.02         1,603       221   12.40          5,010       331    6.58
Total interest bearing
liabilities/interest expense         1,632,766     76,195  4.66     1,520,953    73,568    4.83      1,223,785    46,993    3.84
Non-interest bearing liabilities:
Demand deposits                        140,574                        136,543                          138,428
Other liabilities                       24,126                         25,534                           23,468
Stockholders' equity                   149,791                        143,278                          126,859
TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY            $1,947,257                     $1,826,308                       $1,512,540
Interest rate spread                                       3.06                            2.94                             3.47
Net interest income/net
interest margin                                    64,092  3.52%                 58,954    3.45%                  57,564    4.03%
Tax-equivalent adjustment                          (2,954)                       (2,807)                          (1,746)
Net interest income                               $61,138                       $56,147                          $55,818

The average balance and yield on taxable securities was $797 million and 6.81%, $723 million and 6.95%, and $522 million and 6.00% for 1996, 1995, and 1994, respectively. The average balance and yield on tax-exempt securities was $146 million and 7.06%, $137 million and 6.83%, and $83 million and 6.25% for 1996, 1995, and 1994, respectively.

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

                                              1996 vs. 1995                 1995 vs. 1994
                                              Increase(decrease)            Increase(decrease)
                                              due to change in:             due to change in:
                                   Average    Average             Average   Average
                                   Volume     Rate      Total     Volume    Rate      Total
                                                                 (In thousands)
Interest earned on:
Loans, net of unearned income      $ 2,546    $   566   $ 3,112   $ 1,306   $ 3,435   $ 4,741
Deposits with banks                   (220)        72      (148)      105        54       159
Federal funds sold and
securities purchased under
agreements to resell                  (138)         9      (129)       19        52        71
Investment securities                5,117       (101)    5,016    17,275     6,083    23,358
Assets held in trust for
collateralized mortgage obligation     (74)       (12)      (86)     (204)     (160)     (364)
Total interest income                7,231        534     7,765    18,501     9,464    27,965
Interest paid on:
Interest bearing demand deposits      (481)        34      (447)     (217)     (178)     (395)
Savings deposits                      (819)        42      (777)     (358)     (146)     (504)
Other time deposits                 (2,125)         6    (2,119)    5,305     6,714    12,019
Federal funds purchased,
securities sold under agreements
to repurchase, and other
short-term borrowings                  572        (31)      541     1,226       478     1,704
Advances from Federal Home Loan Bank 6,883       (974)    5,909    12,921     1,116    14,037
Collateralized mortgage obligation    (433)        55      (378)     (305)      129      (176)
Long-term debt                         228       (330)     (102)      366      (476)     (110)
Total interest expense               3,825     (1,198)    2,627    18,938     7,637    26,575
Change in net interest income       $3,406     $1,732    $5,138     $(437)   $1,827    $1,390

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

The following table sets forth information concerning
USBANCORP's loan delinquency and other non-performing assets:

At December 31                        1996        1995         1994
                                   (In thousands, except percentages)
Total loan delinquency
(past due 30 to 89 days)              $20,284     $14,324      $12,832
Total non-accrual loans                 6,365       7,517        5,446
Total non-performing assets<F1>         8,671       9,426        7,901
Loan delinquency as a percentage
of total loans and loans held
for sale, net of unearned income         2.16%       1.72%        1.48%
Non-accrual loans as a percentage
of total loans and loans held
for sale, net of unearned income         0.68        0.90         0.63
Non-performing assets as a
percentage of total loans
and loans held for sale,
net of unearned income,
and other real estate owned              0.92        1.13         0.91

<F1>Non-performing assets are comprised of (i) loans
that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments of which some are insured for credit loss, and (iii) other real estate owned. All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest.

Between December 31, 1995, and December 31, 1996, the ratio of delinquent loans to total loans increased from 1.72% to 2.16%. This increase is primarily attributable to greater delinquency in both commercial and residential mortgage loans in the 30-59 day past due category. Non-performing assets demonstrated a decline between 1995 and 1996 due largely to enhanced collection efforts on residential mortgage loans and the success of the Company's ongoing commercial loan workout programs.

ALLOWANCE AND PROVISION FOR LOAN LOSSES...The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended:

Year ended December 31                            1996         1995       1994      1993       1992
                                                     (In thousands, except ratios and percentages)
Balance at beginning of year:                     $ 14,914     $ 15,590   $ 15,260  $ 13,752   $ 13,003
Addition due to acquisitions                             -            -      3,422         -      2,122
Reduction due to disposition of business line            -         (342)         -         -          -
Charge-offs:
Commercial                                           1,705          576        352       383      2,286
Real estate-mortgage                                   156          135        155       628      1,141
Consumer                                               746          589        591       750      1,031
Total charge-offs                                    2,607        1,300      1,098     1,761      4,458
Recoveries:
Commercial                                             527          183        199       338        291
Real estate-mortgage                                   108           41        100        27        166
Consumer                                               297          457        472       504        412
Total recoveries                                       932          681        771       869        869
Net charge-offs                                      1,675          619        327       892      3,589
Provision for loan losses                               90          285     (2,765)    2,400      2,216
Balance at end of year                            $ 13,329     $ 14,914   $ 15,590  $ 15,260   $ 13,752
Loans and loans held for sale,
net of unearned income:
Average for the year                              $857,921     $823,807   $809,695  $708,690   $623,087
At December 31                                     939,726      834,634    868,004   727,186    648,915
As a percent of average loans and
loans held for sale:
Net charge-offs                                       0.20%        0.08%      0.04%     0.13%      0.58%
Provision for loan losses                             0.01         0.03      (0.34)     0.34       0.36
Allowance for loan losses                             1.55         1.81       1.93      2.15       2.21
Allowance as a percent of each of the following:
Total loans and loans held for sale,
net of unearned income                                1.42         1.79       1.80      2.10       2.12
Total delinquent loans (past due 30 to 89 days)      65.71       104.12     121.49    146.34     157.29
Total non-accrual loans                             209.41       198.40     286.27    287.71     245.75
Total non-performing assets                         153.72       158.22     197.32    234.84     133.63
Allowance as a multiple of net charge-offs            7.96x       24.09x     47.68x    17.11x      3.83x
Total classified loans                            $ 24,027     $ 28,355   $ 39,338  $ 38,227   $ 41,799
Dollar allocation of reserve to general risk         6,984        7,471      6,643     7,635      5,437
Percentage allocation of reserve to general risk     52.40%       50.09%     42.61%    50.03%     39.54%

The Company recorded a provision for loan losses of $90,000 in 1996, $285,000 in 1995, and a negative provision of $2.8 million in 1994. When expressed as a percentage of average loans, the provision averaged
0.01% in 1996, 0.03% in 1995, and (0.34%) in 1994. The
Company's net charge-offs amounted to $1.7 million or 0.20% of average loans in 1996, $619,000 or 0.08% in
1995, and $327,000 or 0.04% in 1994. The strength of
the allowance for loan losses at each of the Company's banking subsidiaries supported continued low loan loss provision levels. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis. At December 31, 1996, the allowance for loan losses at each of the Company's banking subsidiaries was in compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the systematically determined minimum reserve need. In total, the Company's general unallocated reserve was $7.0 million at December 31, 1996, or 52.4% of the allowance for loan losses. Additionally, the reduction in the provision level was also supported by a favorable downward trend in substandard and doubtful classified loans experienced during 1995 and 1996.
Total classified loans dropped by $4.3 million, or 15.3%, in 1996 and $11.0 million, or 28%, in 1995.

The overall negative provision for 1994 resulted from a negative provision of $4 million recognized in the fourth quarter. This $4 million negative provision was comprised of a $3 million negative provision at the Company's U.S. Bank subsidiary and a $1 million negative provision at the Company's Three Rivers Bank subsidiary. This negative provision was driven by a sustained improvement in asset quality which was evidenced by favorable trends for net charge-offs, and declining amounts of classified loans, non-accrual loans and non-performing assets.

The Company's allowance for loan losses at December 31, 1996, was 1.42% of total loans and 154% of non-performing assets. Both of these ratios declined from the December 31, 1995, levels of 1.79% and 158%, respectively, due to the decline in the reserve balance and growth in the loan portfolio. The Company's reserve levels continued to compare favorably to peer as demonstrated in the most recent SNL Securities bank analysis which showed that for banks throughout the country between $1 and $5 billion in assets the allowance to non-performing assets ratio was 142%.
Management currently estimates that if the loan growth trends experienced in 1996 continue into future periods, it is likely that increased loan loss provisioning above the current low levels will be required.

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

At December 31                 1996                 1995                  1994                  1993                  1992
                                  Percent of           Percent               Percent               Percent               Percent
                                  Loans in             Loans in              Loans in              Loans in              Loans in
                                  Each                 Each                  Each                  Each                  Each
                                  Category             Category              Category              Category              Category
                          Amount  to Loans<F1> Amount  to Loans<F1>  Amount  to Loans<F1>  Amount  to Loans<F1>  Amount  to Loans
                                                      (In thousands, except percentages)
Commercial                $ 1,826   14.7%      $ 2,127    12.3%      $ 1,894    13.4%      $ 1,637    13.6%      $ 1,653    11.6%
Commercial loans
 secured by real estate     2,796   28.4         3,286    21.5         5,278    19.3          4,073   17.2         4,416    19.1
Real estate-mortgage          472   45.6           345    50.2           339    48.8            279   46.3           244    45.3
Consumer                      959   11.3           600    16.0         1,436    18.5          1,636   22.9         2,002    24.0
Allocation to
general risk                6,984                7,471                 6,643                  7,635                5,437
Allocation for
impaired loans                292                1,085                     -                      -                    -
Total                     $13,329              $14,914               $15,590                $15,260              $13,752

<F1> Includes loans held for sale.

Even though real estate-mortgage loans comprise approximately 45.6% of the Company's total loan portfolio, only $472,000 or 3.5% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category.

The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experience in these categories. At December 31, 1996, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio.

NON-INTEREST INCOME...Non-interest income for 1996
totalled $18.7 million which represented a $2.1 million, or 13.0%, increase when compared to 1995. This increase was primarily due to the following items:

a $313,000, or 9.2%, increase in trust fees to $3.7 million in 1996. This trust fee growth is prompted by increased assets under management due to the profitable expansion of the Trust Company's business throughout western Pennsylvania including the Greater Pittsburgh marketplace. For the full year of 1996, the Trust
Company's business development efforts have generated new trust assets amounting to $128 million which should generate annual fees approximating $364,000.

a $1.1 million gain realized on the sale of loans held for sale in 1996 compared to a $124,000 loss realized on this same type of activity in 1995 (a net favorable shift of $1.2 million). The 1996 gain resulted from normal sales activity at the Company's mortgage banking subsidiary as SMC generated over $211 million of new loan originations in 1996. The 1995 loss resulted from the previously discussed first quarter sale of $34 million of fixed-rate residential mortgage loans at a loss of $891,000 as part of a balance sheet repositioning strategy after the JSB acquisition.

a $905,000 gain realized on the disposition of Frontier
Finance Company, a subsidiary of Community Savings
Bank, in the first quarter of 1995. This business line was sold because it did not fit into the Company's future strategic plans and was not meeting internal return on equity performance requirements. There were no business line dispositions in 1996.

a $327,000, or 11.1%, increase in deposit service charges to $3.3 million in 1996. This increase resulted primarily from fewer waivers of overdraft charges due to enhanced monitoring techniques and pricing increases on several demand deposit account related services.

a $243,000, or 9.5%, decrease in net mortgage servicing fee income to $2.3 million. This amount resulted from $3.9 million of mortgage servicing fees net of $1.2 million of amortization expense of the cost of purchased and originated mortgage servicing rights
("MSR"). The decline in earnings between 1996 and 1995 was due in part to increased amortization expense on the mortgage servicing rights as a result of faster mortgage prepayment speeds in 1996. The following chart highlights some of the key information related to SMC's mortgage servicing portfolio:

At December 31                                1996           1995
                                      (In thousands, except percentages
                                              and prepayment data)
MSR balance                                   $992,839       $990,299
Fair value of MSRs based upon
discounted cash flow of servicing portfolio     14,596         12,985
Fair value as a percentage of MSR balance         1.36%          1.31%
PSA prepayment speed                               197            230
Weighted average portfolio interest rate          7.93%          8.04%

A rollforward of the MSRs is as follows:
                                             (In thousands)
Balance as of December 31, 1995              $11,372
Acquisition of servicing rights                2,354
Amortization of servicing rights              (1,232)
Balance as of December 31, 1996              $12,494

an $836,000 increase in the net cash surrender value of a $32.5 million Bank Owned Life Insurance Policy because the total balance of this asset was outstanding for the entire year of 1996 compared to only a portion of the year in 1995.

a $767,000, or 17.9%, increase in other income due in part to additional income resulting from ATM transaction charges, other mortgage banking processing fees, credit card charges, letters of credit fees, and check supply sales.

Non-interest income for 1995 totalled $16.5 million which represented an $8.4 million or 102% increase when compared to 1994. This increase was primarily due to the following items:
the realization of a $702,000 gain on investment securities available for sale in 1995 compared to a $4 million loss realized in 1994 (a net favorable shift of $4.7 million). The 1995 gain resulted primarily from the sale of $258 million of agency mortgage-backed securities. These sales were executed to: (1) provide liquidity for future funding needs; (2) enhance asset/liability management positioning whereby lower lifetime cap arm product was replaced with higher lifetime cap arm product and fixed-rate mortgage pass-through securities; and (3) improve overall portfolio quality and provide ongoing earnings enhancements. Approximately $95 million of the total sales occurred in the fourth quarter of 1995 because the Company took advantage of a one-time accounting opportunity under SFAS 115 to reposition its securities portfolio without risk of tainting the entire held to maturity portfolio. The 1994 loss resulted primarily from the previously discussed investment portfolio repositioning strategy executed late in the fourth quarter which was designed to enhance future net interest income performance.

a $372,000, or 12.3%, increase in trust fees to $3.4 million in 1995. This trust fee growth reflects increased assets under management as a result of successful business development efforts in the Company's southwestern Pennsylvania marketplace.

a $905,000 gain realized in 1995 on the disposition of Frontier Finance Company, a subsidiary of Community
Savings Bank.


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

a $124,000 loss realized on the sale of loans and loans held for sale in 1995 compared to a $763,000 gain realized in 1994 (a net unfavorable shift of 887,000).

The full year 1995 loss resulted primarily from the previously discussed first quarter sale of $34 million of fixed-rate residential mortgage loans at a loss of $891,000 as part of a balance sheet repositioning strategy after the JSB acquisition. The first quarter loss was partially offset by $767,000 of gains generated throughout the year on fixed-rate mortgage loan sales by SMC.

a $1.1 million increase in other income in 1995 due to additional fee income resulting from the JSB acquisition. Examples of fee income sources demonstrating increases are ATM transaction charges, other mortgage banking processing fees, insurance commissions, and check supply sales.

NON-INTEREST EXPENSE...Non-interest expense for 1996
totalled $52.5 million, which represented a $1.9 million, or 3.8%, increase when compared to 1995. This increase was primarily due to the following items:

an $833,000 increase in FDIC deposit insurance expense due to a special assessment to recapitalize the SAIF in the third quarter of 1996. This Congressionally mandated special assessment amounted to $1.9 million on a pre-tax basis as a result of a charge of 65.7 cents per $100 of SAIF insured deposits held as of March 31, 1995. Beginning January 1, 1997, the annual rate the
Company pays on SAIF deposits will drop from 23 cents to 6.44 cents per $100 of deposits while the rate on Bank Insurance Fund ("BIF") deposits will increase from zero cents to 1.29 cents per $100 of deposits.
Approximately $879 million or 77% of the Company's deposits are covered by the BIF while the remaining
$260 million or 23% are part of the SAIF. The Company estimates that 1997 pre-tax income will be favorably impacted by approximately $300,000 as a result of these deposit premium changes.

a $178,000, or 0.7%, increase in salaries and employee benefits to $25.5 million. This modest increase was due to higher pension and bonus costs which were partially offset by three fewer FTE on average and lower group insurance medical premiums as a result of a switch to a managed care program.

a $200,000 increase in professional fees due to higher legal and other professional fees in 1996.

a $663,000 increase in other expense due to theft loss and higher advertising expense, other real estate owned expense, telephone expense, and outside processing fees.

Non-interest expense for 1995 totalled $50.6 million which represented a $1.1 million, or 2.1%, increase when compared to 1994. This increase was primarily due to the following items:
the 1994 results included a $2.4 million acquisition charge related to the Company's acquisition of JSB.
There were no acquisition costs incurred in 1995.

a $2.0 million increase in salaries and employee benefits due to 22 additional average full-time equivalent employees as a result of the full year of the JSB acquisition, planned wage increases of approximately 4%, and generally higher group medical insurance and profit sharing costs.

a $668,000 increase in amortization expense due to the amortization of the goodwill and core deposit intangibles resulting from the JSB acquisition for the full year in 1995 compared to only six months in 1994.
(See further discussion in Note 21.)

a $285,000 increase in net occupancy and equipment expense due to the costs associated with operating four additional JSB branches and the occupancy and equipment costs related to the mortgage banking subsidiary.

an $848,000 decrease in FDIC deposit insurance expense due to a reduction in the premium assessment rate on deposits covered by the Bank Insurance Fund ("BIF") from 23 cents to four cents per hundred dollars of deposits effective June 1, 1995.
a $267,000 increase in professional fees due primarily to higher legal fees in 1995. Included in the higher legal fees were the legal costs incurred to successfully negotiate a new four year collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC, Local Union 8204, which is the bargaining unit for 250 non-supervisory employees of the Company's U.S. Bank subsidiary. (See further discussion under Other Matters-Collective Bargaining
Agreement.)

a $685,000 increase in other expense due to the cost associated with a claims audit and the write-off of a prepaid bond commitment fee at the Company's mortgage banking subsidiary, increased advertising expenses, and the inclusion of all JSB other expenses for the entire year in 1995.

NET OVERHEAD BURDEN...The Company's efficiency ratio
(non-interest expense divided by total revenue, which consists of tax-equivalent net interest income and non-interest income) showed significant improvement as it declined from 67.0% in 1995 to 63.4% in 1996.
Excluding the $1.9 million SAIF special assessment, the Company's efficiency ratio for 1996 averaged 61.1%. The increased revenue generated in 1996 was the key factor responsible for the improved efficiency ratio. The
Company is well positioned to achieve its goal of reducing this ratio to below 60% by mid-1997. Employee productivity ratios also continued to demonstrate improvement as total assets per employee averaged $2.6 million for 1996, a 7.1% increase over the $2.4 million average for 1995. Net income per employee also increased by $5,700 to $26,600 in 1996 compared to $20,900 in 1995.

JSB INTEGRATION BENEFITS...The successful integration of JSB and the cost savings from intra-market consolidation opportunities also contributed to the improved efficiency and employee productivity ratios discussed above. Specific cost savings/revenue generating actions completed since the acquisition included: a computer conversion from JSB's outside data processing service bureau to U.S. Bank's internal data processing system, the consolidation of three JSB branches into the Company's existing retail delivery system, the consolidation of back room check clearing and item processing operations, the consolidation of several administrative functions such as executive administration, accounting and internal audit, the transfer of all subsidiary banks' mortgage servicing to Standard Mortgage Corporation, an investment portfolio repositioning strategy that resulted in the sale of approximately 90% of JSB's securities portfolio, and the downward repricing of several low cost deposit products. The continued favorable pre-tax benefits recognized annually for each of the past two years has amounted to approximately $5.0 million, which has exceeded the Company's targeted goal of $3.8 million of annual savings. Overall, the Company has retained approximately 50 employees or just 42% of the original
JSB total of 120 full-time equivalent employees
(excluding SMC).

INCOME TAX EXPENSE...The Company's provision for income taxes for 1996 was $7.2 million, reflecting an effective tax rate of 26.6%. The Company's income tax provision for 1995 was $6.0 million, reflecting an effective tax rate of 27.7%. The $1.2 million increase in income tax expense was due entirely to the higher level of pre-tax earnings in 1996 because the Company benefitted from a reduction in its effective tax rate.
This lower effective tax rate was caused predominately by increased total tax-free asset holdings which were $13 million higher on average in 1996 as compared to 1995 and amounted to $200 million. The tax-free asset holdings consisted of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. These increasing levels of tax-free asset holding were also responsible for the decline in the effective tax rate from 34.4% in 1994 to 27.7% in 1995.

OTHER MATTERS-COLLECTIVE BARGAINING AGREEMENT...The
Company announced on October 17, 1995, that its wholly-owned subsidiary, U.S. Bank in Johnstown (the
"Bank"), has reached a new four year collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC, Local Union 8204, which is the bargaining unit for 250 non-supervisory employees of the Bank, or approximately 60% of the Bank's workforce.
The agreement, approved by a majority of the bargaining unit members, was effective on October 16, 1995. The principal features of the collective bargaining agreement are as follows:

The term of the agreement is four years and will expire on October 15, 1999.

The agreement calls for a wage freeze for bargaining unit employees in the first year of the contract ending
October 15, 1996. Thereafter, the agreement calls for annual raises of 2%, 4%, and 5%.

The agreement does not alter the earnings-based formula for determining profit sharing payments under the Bank's deferred profit sharing plan, but participants in the plan (which includes all employees of the Bank) received 90% of the formula amount with respect to the calendar year ending December 31, 1995. In the next two years, participants will receive 25% and 75% of the formula amount, respectively. In the final year of the contract, profit sharing payments will be restored to 100% of the formula.

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

BALANCE SHEET...The Company's total consolidated assets were $2.087 billion at December 31, 1996, compared with $1.885 billion at December 31, 1995, which represents an increase of $202 million or 10.7% due principally to increased leveraging of the balance sheet. Total loans and loans held for sale increased by $105 million, or 12.6%, due to the previously mentioned growth in commercial and commercial mortgage loans. Investment securities increased by $111 million due to purchases of mortgage-backed and municipal securities. A significant portion of the securities portfolio growth occurred during the third quarter of 1996 because the Company took advantage of a temporary 30-50 basis point steepening of the treasury yield curve to purchase higher yielding securities.

Total deposits decreased by $39 million, or 3.3%, since
December 31, 1995. The majority of this run-off occurred in certificates of deposit because the Company experienced more aggressive competitor deposit pricing in 1996 and customer movement towards mutual funds due to the strong returns offered by these products in a rising stock market. The Company's total borrowed funds position increased by $236 million. These borrowings were used to fund the growth in the balance sheet and replace deposits which ran-off. Overall, the Company's asset leverage ratio dropped to 6.51% at December 31, 1996, from 6.65% at December 31, 1995.
The Company now carries $16.9 million of goodwill and $4.6 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets were originated with the JSB acquisition. The Company paid this premium for JSB and believes its franchise value has been strengthened by the acquisition for several reasons:

JSB's customer base, branch locations, and approximately $190 million of stable core deposits allowed the Company to obtain a 23% market share leadership position in Cambria County-one of its primary markets.

the intra-market consolidation opportunities are generating significant ongoing earnings enhancements.
(See JSB Integration Benefits.)

INTEREST RATE SENSITIVITY...Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital.
The management and measurement of interest rate risk at USBANCORP is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods by projecting the yield performance of assets and liabilities in numerous varied interest rate environments; and 2) static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time.

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

The following table presents a summary of the Company's static GAP positions at December 31, 1996:

                                                Over         Over
                                                3 Months     6 Months
                                   3 Months     Through      Through      Over
Interest Sensitivity Period        or Less      6 Months     1 Year       1 Year        Total
                                           (In thousands, except ratios and percentages)
Rate sensitive assets:
Loans                              $ 225,994    $  69,938    $ 118,068    $   512,397   $  926,397
Investment securities and assets
held in trust for collateralized
mortgage obligation                  268,058       43,880       81,206        620,190    1,013,334
Short-term assets                      1,218            -            -              -        1,218
Other assets                               -            -       32,451              -       32,451
Total rate sensitive assets        $ 495,270    $ 113,818    $ 231,725    $ 1,132,587   $1,973,400
Rate sensitive liabilities:
Deposits:
Non-interest bearing deposits      $       -    $       -    $       -    $   144,314   $  144,314
NOW and Super NOW                          -            -            -         89,035       89,035
Money market                         150,358            -            -              -      150,358
Other savings                              -            -            -        196,650      196,650
Certificates of deposit of $100,000
or more                               23,261        4,568        4,140          4,917       36,886
Other time deposits                   90,395       86,077      139,496        205,527      521,495
Total deposits                       264,014       90,645      143,636        640,443    1,138,738
Borrowings                           485,106       25,531       52,582        206,883      770,102
Total rate sensitive liabilities   $ 749,120    $ 116,176    $ 196,218     $  847,326   $1,908,840
Off-balance sheet hedges             (25,000)           -       25,000              -            -
Interest sensitivity GAP:
Interval                            (228,850)      (2,358)      10,507        285,261            -
Cumulative                         $(228,850)   $(231,208)   $(220,701)    $   64,560   $   64,560
Period GAP ratio                        0.68x        0.98x        1.05x          1.34x
Cumulative GAP ratio                    0.68         0.72         0.79           1.03
Ratio of cumulative GAP to total
assets                                (10.96)%     (11.08)%     (10.57)%        (3.09)%

When December 31, 1996, is compared to December 31,
1995, both the Company's six month and one year cumulative GAP ratios became more negative due to increased leveraging of the balance sheet. As separately disclosed in the above table, the hedge transactions (described in detail in Note 22) reduced the negativity of the six month GAP by $25 million and had no impact on the one year GAP because the scheduled maturity of all off-balance sheet hedges is now under one year.
A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc.. At December 31, 1996, the balance in these accounts totalled $436 million or 20.9% of total assets. Within the above static GAP table, approximately $150 million or 34% of the low cost core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is consistently used for all GAP ratios presented. The
Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that up to a 250 basis point increase in rates will not necessitate a change in the cost of these accounts.

There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates.

As a result of these GAP limitations,
management places primary emphasis on simulation modeling to manage and measure interest rate risk. At
December 31, 1996, these varied economic interest rate simulations indicated that the maximum negative variability of USBANCORP's net interest income over the next twelve month period was (4.4%) under an upward rate shock forecast reflecting a 200 basis point increase in interest rates above published economic consensus estimates. Capital impairment under this simulation was estimated to be less than (2.0%) and net income was reduced by approximately (8.3%). The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income in a rising interest rate environment.
The Company's asset liability management policy seeks to limit net interest income variability to plus or minus 7.5% and net income variability to plus or minus
15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve.
Within the investment portfolio at December 31, 1996, 45.5% of the portfolio is currently classified as available for sale ("AFS") and 54.5% as held to maturity ("HTM"). This compares to a portfolio composition breakdown of 47.9% AFS and 52.1% HTM at December 31, 1995. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed.
Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30 year fixed-rate mortgage loans. The
Company will usually retain servicing rights at its mortgage banking subsidiary and recognize fee income over the remaining lives of the loans sold at an average rate of approximately 30 basis points on the loan balances outstanding.

LIQUIDITY...Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totalled $160 million at December 31, 1996, compared to $169 million at December 31, 1995. Maturing and repaying loans, as well as the monthly cash flow associated with certain mortgage-backed securities are other significant sources of asset liquidity.
Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At December 31, 1996, USBANCORP's subsidiaries had approximately $55 million of unused lines of credit available under informal arrangements with correspondent banks compared to $246 million at December 31, 1995. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates.
Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer term advances up to approximately 80% of their investment in assets secured by one- to four-family residential real estate.

This would suggest a remaining
current total available Federal Home Loan Bank aggregate borrowing capacity of approximately $302 million.
Furthermore, USBANCORP had available at December 31,
1996, $9.7 million of a total $14.5 million unsecured line of credit.
Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $15.8 million between December 31, 1996, and December 31, 1995, due primarily to $229.8 million of net cash used by investing activities. This more than offset $29.5 million of net cash provided by operating activities and $184.5 million of net cash provided by financing activities. Within investing activities, purchases of investment securities exceeded the cash proceeds from investment security maturities and sales by approximately $115.6 million due to increased leveraging of the balance sheet. Cash advanced for new loan fundings totalled $348.2 million and was approximately $107 million greater than the cash received from loan principal payments. Within financing activities, cash payments for maturing certificates of deposit exceeded cash generated from the sale of new certificates of deposit by $24.2 million. Demand and savings deposits experienced a net decrease of $14.9 million in 1996 which represented a drop in the rate of run-off when compared to the prior two years. Net principal borrowings of advances from the Federal Home Loan Bank provided $177.3 million of cash.

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

CAPITAL RESOURCES...As presented in Note 23, each of the Company's regulatory capital ratios decreased between December 31, 1996, and December 31, 1995, due to greater leveraging of the balance sheet through the investment securities portfolio and loan portfolio. As a result of this increased size of the balance sheet, the asset leverage ratio dropped to 6.51% which is 14 basis points below the prior year level. The Company targets an operating level of approximately 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Accordingly, in 1997, the Company will continue to leverage the additional capital generated from earnings through common dividend payments, treasury stock repurchases, and earning asset growth.

The Company used funds provided by a $14.5 million unsecured line of credit to repurchase 238,000 shares or $8.5 million of its common stock during 1996. The rate on this unsecured line of credit floats at 50 basis points under the prime rate. Through December 31, 1996, the Company has repurchased a total of 661,000 shares of its common stock at a total cost of $19.5 million or $29.55 per share. The Company plans to continue its treasury stock repurchase program which currently permits a maximum total repurchase authorization of $30 million. The maximum price per share at which the Company can repurchase stock is 150% of book value. At December 31, 1996, the Company's common stock market price was $41.75 per share or 139.6% of the book value of $29.90 per share. This represented a 27% improvement from the December 31, 1995, common stock market price of $33.00 per share or 116.4% of book value.

The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks are considered "well capitalized" under all applicable FDIC regulations. It is the Company's ongoing intent to prudently leverage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements. It is, however, the Company's intent to maintain the FDIC "well capitalized" classification for each of its subsidiaries to ensure the lowest deposit insurance premium and to maintain an asset leverage ratio of no less than 6.0%.
The Company's declared Common Stock cash dividend per share was $1.37 for 1996 which was a 29% increase over the $1.06 per share dividend for 1995. The 1996 dividends include a special $0.20 per share dividend which was declared in December in order to provide further opportunity to the Company's shareholders to participate in the record success that the Company achieved in 1996. Based upon the Company's total declared 1996 common dividends, the dividend yield on the Company's Common Stock was approximately 3.3%. This common dividend yield compares favorably to the Pennsylvania Bank Holding Companies' yield of approximately 2.8%. The Company remains committed to a progressive total shareholder return which includes a common dividend yield at slightly higher than peer levels. For the full year 1996, approximately $16 million, or 78%, of the Company's net income was distributed back to the shareholders through common dividends and treasury share repurchases.

FORWARD LOOKING STATEMENT...This annual report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) the effect of changing regional and national economic conditions;
(ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities;
(iv) changes in federal and state banking regulations;
(v) the presence in the Company's market area of competitors with greater financial resources than the Company and; (vi) other external developments which could materially impact the Company's operational and financial performance.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
X Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended   December 31, 1996

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $228,660,165.00 as of January 31, 1997.

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

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,081,337 shares were outstanding as of January 31, 1997.

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

Portions of the annual shareholders' report for the year ended December 31, 1996, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference in
Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K p229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Exhibit Index is located on page 73.

FORM 10-K INDEX
PART I                                                      Page
Item 1.Business                                              74
Item 2.Properties                                            85
Item 3.Legal Proceedings                                     86
Item 4.Submission of Matters to a Vote of Security Holders   86
PART II
Item 5.Market for the Registrant's Common Stock and
       Related Stockholder Matters                           86
Item 6.Selected Consolidated Financial Data                  86
Item 7.Management's Discussion and Analysis of
       Consolidated Financial Condition and
       Results of Operations                                 86
Item 8.Consolidated Financial Statements and Supplementary
       Data                                                  86
Item 9.Changes In and Disagreements With Accountants On
       Accounting and Financial Disclosure                   86
PART III
Item 10.Directors and Executive Officers of the Registrant   87
Item 11.Executive Compensation                               87
Item 12.Security Ownership of Certain Beneficial Owners
        and Management                                       87
Item 13.Certain Relationships and Related Transactions       87
PART IV
Item 14.Exhibits, Consolidated Financial Statement
        Schedules, and Reports on Form 8-K                   87
Signatures                                                   90

PART I

ITEM 1. BUSINESS

General
USBANCORP, Inc. (the "Company") is a registered bank holding company organized under the Pennsylvania
Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended (the
"BHCA.") The Company became a holding company upon acquiring all of the outstanding shares of United
States National Bank in Johnstown ("U.S. Bank") on
January 5, 1983. The Company also acquired all of the outstanding shares of Three Rivers Bank and Trust
Company ("Three Rivers Bank") in June 1984, McKeesport
National Bank ("McKeesport Bank") in December 1985
(which was subsequently merged into Three Rivers Bank), Community Bancorp, Inc. (whose sole direct subsidiary is Community Savings Bank) in March 1992, and Johnstown
Savings Bank ("JSB") in June 1994 (which was immediately merged into U.S. Bank). Immediately following the acquisition of JSB, U.S. Bank caused the intracompany transfer by Standard Mortgage Corporation of Georgia, a wholly-owned subsidiary of JSB, of all its assets, subject to all of its liabilities, to SMC
Acquisition Corporation, an indirect subsidiary of Community. SMC Acquisition Corporation was renamed
Standard Mortgage Corporation of Georgia and is a mortgage banking company organized under the laws of the State of Georgia that originates, sells, and services residential mortgage loans. In addition, the Company formed United Bancorp Life Insurance Company
("United Life") in October 1987, USBANCORP Trust
Company (the "Trust Company") in October 1992, and UBAN
Associates, Inc. ("UBAN Associates"), in January 1997.
UBAN Associates is a registered investment advisory firm that administers investment portfolios, offers operational support systems and provides asset and liability services to small and mid-sized community banks. The Company's principal activities consist of owning and operating its six wholly-owned subsidiary entities. At December 31, 1996, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $2.09 billion, $1.14 billion and $152 million, respectively.
The Company and the subsidiary entities derive substantially all their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, credit policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning.
The Company, as a bank holding company, is regulated under the BHCA, and is supervised by the Board of Governors of the Federal Reserve System (the "Board.")
In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in such other activities as the Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

USBANCORP Banking Subsidiaries:
U.S. Bank
U.S. Bank is a national banking association organized under the laws of the United States. Through 20 locations in Cambria, Clearfield, Somerset, and Westmoreland Counties, Pennsylvania, U.S. Bank conducts a general banking business.

It is a full-service bank
offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler's checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, personal and commercial property lease financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services; and (iii) credit card operations through MasterCard and VISA. U.S. Bank also operates 24 automated bank teller machines
("ATM"s) through its 24 Hour Banking Network which is linked with MAC, a regional ATM network and CIRRUS, a national ATM network.
U.S. Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.
U.S. Bank's business is not seasonal nor does it have any risks attendant to foreign sources.
Since U.S. Bank is federally chartered, it is subject to primary supervision of the Office of the Comptroller of the Currency. U.S. Bank is also subject to the regulations of the Board of Governors of the Federal
Reserve Bank and the Federal Deposit Insurance
Corporation.
The following is a summary of key data (dollars in thousands) and ratios at December 31, 1996:

Headquarters                                        Johnstown, PA
Chartered                                           1933
Total Assets                                        $1,212,670
(58.1% of the Company's total)
Total Investment Securities                         $  641,439
(64.0% of Company's total)
Total Loans (net of unearned income)                $  489,439
(52.1% of the Company's total)
Total Deposits                                      $  612,184
(53.8% of the Company's total)
Total Net Income                                    $   12,978
(64.8% of the Company's total)
Asset Leverage Ratio                                      6.91%
1996 Return on Average Assets                             1.14%
1996 Return on Average Equity                            13.20%
Total Full-time Equivalent Employees                       364
(48.0% of the Company's total)
Number of Offices                                           20
(45.4% of the Company's total)

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

It also operates 12 ATMs that are
affiliated with MAC, a regional ATM network, and Plus
System, a national ATM network. Three Rivers Bank also offers wholesale banking services to other banks, merchants, governmental units, and other large commercial accounts. Such services include balancing services, lock box accounts, and providing coin and currency. Three Rivers Bank has an arrangement with Statewide Security Transport, Inc. (which conducts business under the name of Landmark Security Transport) pursuant to which it also provides cash collection and deposit services to its customers.
Three Rivers Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business.
In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.
 Three Rivers Bank's business is not seasonal nor does it have any risks attendant to foreign sources.
As a state chartered, federally-insured bank and trust company which is not a member of the Federal Reserve
System, Three Rivers Bank is subject to supervision and regular examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.
Various federal and state laws and regulations govern many aspects of its banking operations.
The following is a summary of key data (dollars in thousands) and ratios at December 31, 1996:

Headquarters                            McKeesport, PA
Chartered                               1965
Total Assets                            $476,164
(22.8% of the Company's total)
Total Investment Securities             $223,070
(22.3% of Company's total)
Total Loans (net of unearned income)    $223,904
(23.8% of the Company's total)
Total Deposits                          $295,225
(25.9% of the Company's total)
Total Net Income                        $  5,815
(29.0% of the Company's total)
Asset Leverage Ratio                        6.44%
1996 Return on Average Assets               1.37%
1996 Return on Average Equity              20.21%
Total Full-time Equivalent Employees         185
(24.4% of the Company's total)
Number of Offices                             12
(27.3% of the Company's total)

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

Under the direction of
personnel transferred to Community from U.S. Bank and Three Rivers Bank, Community expanded its product offerings through the introduction of commercial lending and expanded consumer lending and deposit gathering in order to position itself as a full-service community bank.
As part of the Community acquisition, USBANCORP acquired Community's direct subsidiaries: Community
First Capital Corporation (a special purpose finance subsidiary), Community First Financial Corporation (a subsidiary engaged in real estate joint ventures with assets totalling $1.1 million), and Frontier Consumer
Discount Company (Frontier Consumer Discount Company was subsequently sold in March 1995). Additionally, as part of the JSB acquisition on June 30, 1994, Standard
Mortgage Corporation became a direct subsidiary of Community as a result of the intra-company purchase of all its assets, subject to all its liabilities.
Standard Mortgage Corporation is a mortgage banking company that originates, sells, and services residential mortgage loans. In accordance with Federal
Reserve policy, USBANCORP has committed to divest its equity investment in Community First Financial
Corporation by March 24, 1997, or such longer period as the Federal Reserve Board may approve.
Community's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio contains a high portion of residential mortgage and consumer loans that have less credit risk associated with them. The loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.
Community's business is not seasonal nor does it have any risks attendant to foreign sources.
As a Pennsylvania-chartered, federally-insured savings bank that is not a member of the Federal Reserve
System, Community Savings Bank is subject to supervision and regular examination by the Pennsylvania
Department of Banking and the FDIC. Various federal and state laws and regulations also govern many aspects of its banking and bank-related operations.
The following is a summary of key data (dollars in thousands) and ratios at December 31, 1996:

Headquarters                                              Monroeville, PA
Chartered                                                 1890
Total Assets                                              $397,725
(19.1% of the Company's total)
Total Investment Securities                               $134,690
(13.4% of Company's total)
Total Loans (net of unearned income)                      $226,383
(24.1% of the Company's total)
Total Deposits                                            $234,112
(20.6% of the Company's total)
Total Net Income                                          $  2,215
(11.1% of the Company's total)
Asset Leverage Ratio                                          6.65%
1996 Return on Average Assets (excluding SAIF charge)         0.90%
1996 Return on Average Equity (excluding SAIF charge)        12.93%
Total Full-time Equivalent Employees                           156
(20.6% of the Company's total)
Number of Offices                                               12
(27.3% of the Company's total)

USBANCORP Non-Banking Subsidiaries:
United Life
United Life is a captive insurance company organized under the laws of the State of Arizona. United Life engages in underwriting as reinsurer of credit life and disability insurance within the Company's six county market area. Operations of United Life are conducted in each office of the Company's banking subsidiaries.
United Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance
Department of the Commonwealth of Pennsylvania, and the Board of Governors of the Federal Reserve Bank. At
December 31, 1996, United Life had total assets of $1.7 million and total shareholder's equity of $865,000.

USBANCORP Trust Company
USBANCORP Trust Company is a trust company organized under Pennsylvania law in October 1992. USBANCORP Trust
Company was formed to consolidate the trust functions of U.S. Bank and Three Rivers Bank and to increase market presence. As a result of this formation, the Trust Company now offers a complete range of trust services through each of the Company's subsidiary banks. At December 31, 1996, USBANCORP Trust Company had $1.16 billion in assets under management which included both discretionary and non-discretionary assets.

Executive Officers
Information relative to current executive officers of the Company or its subsidiaries is listed in the following table:

Name                    Age       Office with USBANCORP,Inc. and/or Subsidiary
Terry K. Dunkle         55        Chairman, President & Chief Executive
                                  Officer of USBANCORP, Inc., and
                                  Chairman of U.S. Bank, Three Rivers Bank,
                                  Community Bancorp, Inc., and
                                  USBANCORP Trust Company

Orlando B. Hanselman    37        Executive Vice President of
                                  USBANCORP, Inc., and President &
                                  Chief Executive Officer of U.S. Bank

W. Harrison Vail        56        President & Chief Executive Officer
                                  of Three Rivers Bank, and President
                                  & Chief Executive Officer of
                                  Community Bancorp, Inc., and
                                  Community Savings Bank

Ronald W. Virag, CFTA   51        President & Chief Executive Officer,
                                  USBANCORP Trust Company

Kevin J. O'Neil         59        President & Chief Executive Officer,
                                  Standard Mortgage Corporation of Georgia

Mr. Dunkle succeeded Clifford A. Barton in February
1994, as Chairman, President and Chief Executive
Officer of USBANCORP. In April 1988, Mr. Dunkle was appointed as President and Chief Executive Officer of U.S. Bank and Executive Vice President and Secretary of
USBANCORP. Mr. Dunkle served the five previous years as Executive Vice President of Commonwealth National Bank in Harrisburg, Pennsylvania. Mr. Hanselman joined U.S.
Bank in January 1987 as Vice President and Chief
Financial Officer and was appointed Executive Vice
President in February 1994. In May 1995, Mr. Hanselman was awarded the expanded responsibility of President and Chief Executive Officer of U.S. Bank. Mr. Vail has been President and Chief Executive Officer of Three
Rivers Bank since January 1985. In May 1995, he was awarded the additional responsibility of President and Chief Executive Officer of Community Savings Bank. He joined Three Rivers Bank as President on August 1,
1984. Mr. Virag was appointed as President and Chief
Executive Officer of USBANCORP Trust Company in
November 1994.

Prior to joining the Trust Company, Mr.
Virag served as Senior Vice President and head of the trust group for Bank One in Charleston, West Virginia. Mr. O'Neil is President and Chief
Executive Officer of Standard Mortgage Corporation of
Georgia, a wholly-owned mortgage banking subsidiary of Community Savings Bank. Mr. O'Neil joined the Company through the acquisition of JSB, and has 27 years of mortgage banking experience.
Monetary Policies
Commercial banks are affected by policies of various regulatory authorities including the Federal Reserve
System. An important function of the Federal Reserve
System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Board of Governors are: open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rate charges on loans or interest paid for deposits. The monetary policies of the Board of Governors have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and the money markets (as well as the effect of actions by monetary and fiscal authorities including the Board of Governors), no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or as to the impact of such changes on the business and earnings of the Company and its subsidiary entities.

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

Market Area
The Company, headquartered in Johnstown, Pennsylvania, operates through 44 branch offices in six southwestern
Pennsylvania counties with a combined population of approximately 2.2 million: Allegheny, Cambria,
Clearfield, Somerset, Washington, and Westmoreland. The
Company's largest subsidiary, U.S. Bank has 20 offices and a $1.2 billion asset presence primarily in the Greater Johnstown marketplace. Community Savings Bank and Three Rivers Bank have a combined 24 offices and an $874 million asset presence in the western region, largely comprised of the suburban Pittsburgh marketplace.

National economic forecasts for 1997 suggest growth within the two to three percent range. None of the major economic forces, government, business, or consumer, appear to have sufficient strength to push the Gross Domestic Product upward much beyond 3%. The
Pennsylvania economy tends to parallel the national economy, but at a slower pace. The seasonally adjusted unemployment rate in Pennsylvania at December 1996 was 4.9%, compared with the seasonally adjusted December
1995 unemployment rate of 6.3%.
The Greater Johnstown economy generally trails
Pennsylvania and the nation; however, the seasonally adjusted unemployment rate for December 1996 was 7.1% compared with 9.5% for December 1995. Recent economic activity in the Johnstown region includes:
Attracting new businesses and people to Johnstown will be the focus of the next three year phase of the city's recovery plan. The draft plan includes hiring an economic development coordinator, increasing participation with economic development groups, improving recreational opportunities, and revitalizing neighborhoods.

Bestform Foundations, Inc. has begun a $4 million expansion of its existing distribution center in Sidman. The project entails the construction of a two-level, 160,000 square foot addition. Employment is expected to grow from 67 workers to over 300 once the expanded facility becomes fully operational.

A Wal-Mart store may be opened on a 32-acre parcel adjacent to the Hills Plaza along Route 22 near
Ebensburg. If this possibility becomes fact, it could create 300 to 500 jobs.
The Lowe's Home Improvement Warehouse in Richland opened recently with great success. Shoppers like the competitive prices, longer hours, and more than 40,000 items. Many of the store's 200 employees were hired locally.

The merger of two Johnstown hospitals, Conemaugh
Hospital and Good Samaritan, should pave the way for more advanced medical programs and extended community service projects. The area could save $30 million in medical costs over the next five years through the elimination of duplicate services, streamlined operations, and other money- saving factors.

As evidenced by the above, Greater Johnstown continues to shift from an over-reliance on heavy industry to a more diversified economy including more light manufacturing and service related businesses.

The Greater Pittsburgh region, where Three Rivers Bank and Community operate, correlates closely with the national economy; the seasonally adjusted unemployment rate for December 1996 was 4.5% compared with 6.2% for December 1995. The Company expects Pittsburgh to follow the national economy in a slow expansion over the next
12 months. Recent economic activity in the Pittsburgh region includes:

The U.S. Army plans to build a $30 million, 200,000 square foot command center for reservists near
Pittsburgh's old airport. Economic development officials predict the move will mean millions to the local economy with out-of-state reservists spending their per-diem allowances at local hotels and restaurants.

West Penn Power is eliminating 600 employees as part of the company's plans to reduce its work force of 6,000 to 4,800 by the end of 1997. Roughly 400 of the 1,200 jobs to be cut over the next 18 months will be eliminated through attrition.

Recently, the federal government approved $650 million in improvements to three locks and dams on the Monongahela River; this construction will position local waterways for new economic growth. Another $270 million of work on the Gray's Landing and Point Marion locks and dams is nearly completed. The changes will bolster an industry that supports more than 38,000 local jobs.

CityLink Airlines, Inc. a new low-fare carrier, plans to start passenger service from Pittsburgh to Dallas, Minneapolis, Newark, and Chicago. With government approval, CityLink could fill a void at Pittsburgh
International Airport, where USAir accounts for 80% of passenger traffic. CityLink will use $15 million of private financing and employ 300 people.

The Pittsburgh economy is generally well diversified.
The Company believes that the state and regional economies will continue this diversification throughout
1997 and remain in a slow positive expansion period.
Consequently, the Company's marketplace should continue to display modest growth.

Employees
The Company employed approximately 860 persons as of December 31, 1996, in full- and part-time positions.
Approximately 265 non-supervisory employees of U.S.
Bank are represented by a union. U.S. Bank and such employees are parties to a labor contract pursuant to which employees have agreed not to engage in any work stoppage during the term of the contract which will expire on October 15, 1999. U.S. Bank has not experienced a work stoppage since 1979. The Company successfully negotiated a four-year collective bargaining agreement with the local union which took effect October 16, 1995, see Other Matters-Collective
Bargaining Agreement in the M.D.&A. for a complete discussion on that contract.

Commitments and Lines of Credit
The Company's banking subsidiaries are obligated under commercial, standby, and trade-related irrevocable letters of credit aggregating $8.5 million at December
31, 1996. In addition, the subsidiary banks have issued lines of credit to customers generally for periods of up to one year. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 1996, the Company's banking subsidiaries had unused loan commitments of approximately $256.2 million.

Statistical Disclosures for Bank Holding Companies
Certain information regarding statistical disclosure for bank holding companies pursuant to Guide 3 is provided in the 1996 Annual Report to Shareholders and such pages are incorporated herein by reference. The remaining Guide 3 information is included in this Form
10-K as listed below:

I. Distribution of Assets, Liabilities, and
   Stockholders' Equity; Interest Rates and Interest
   Differential Information.
   This section is presented on pages 57, 58, 67, 68, and 69.

II. Investment Portfolio
    Information required by this section is presented on pages 26, 27, 28, 82, and 83.

III. Loan Portfolio
     Information required by this section appears on pages
     29, 30, 83, 84, and 85.

IV. Summary of Loan Loss Experience
    Information required by this section is presented on pages 29, 60, 61, and 62.

V. Deposits
   Information required by this section follows on pages 31 and 85.

VI. Return on Equity and Assets
    Information required by this section is presented on page 49.

VII. Short-Term Borrowings
     Information required by this section is presented on page 31.

Investment Portfolio
Effective January 1, 1994, the Company adopted
Statement of Financial Accounting Standards ("SFAS")
115, "Accounting for Certain Investments in Debt and
Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair value. At
December 31, 1996, approximately 55% of the portfolio was categorized as held to maturity and 45% as available for sale.
The following table sets forth the book and market value of USBANCORP's investment portfolio as of the periods indicated:

Investment Securities Available for Sale at December 31
                                   1996       1995       1994
                                          (In thousands)
Book Value:
U.S. Treasury                      $ 10,934   $ 22,431   $ 23,411
U.S. Agency                           4,224     12,408     31,372
State and municipal                  21,772     58,698      1,479
Mortgage-backed securities          382,384    296,669    175,215
Other securities                     35,880     30,869     37,087
Total book value of investment
securities available for sale $455,194 $421,075 $268,564 Total market value of investment
securities available for sale      $455,890   $427,112   $259,462

Investment Securities Held to Maturity at December 31
                                   1996       1995       1994
                                          (In thousands)
Book Value:
U.S. Treasury                      $ 10,198   $    796   $    398
U.S. Agency                          27,468     31,512     35,879
State and municipal                 110,287     97,900    125,489
Mortgage-backed securities          395,199    330,312    360,146
Other securities                      3,166      3,431      2,726
Total book value of investment
securities held to maturity        $546,318   $463,951   $524,638
Total market value of investment
securities held to maturity        $549,427   $471,191   $501,485

The total securities portfolio increased by approximately $111 million between December 31, 1995, and December 31, 1996, and by $107 million between year end 1994 and year-end 1995. This growth in both years resulted from increased balance sheet leveraging in an effort to improve return on equity performance. The securities portfolio growth occurred primarily in mortgage-backed securities and municipal securities.
Adjustable-rate securities were also purchased to increase the repricing sensitivity of the Company's earning assets as part of ongoing asset/liability management strategies. The increased purchase of municipal securities over this period was a key factor contributing to the drop in the Company's effective tax rate from 34.4% in 1994 to 26.6% in 1996.
At December 31, 1996, investment securities having a book value of $371.7million were pledged as collateral for public funds and other purposes as required by law.
The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S.
Treasury and U.S. Agencies, that exceeded 10% of shareholders' equity at December 31, 1996.
Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain minor exceptions, prohibits the purchase of any investment security below a Moody's Investor Service or Standard & Poor's rating of "A." At December 31, 1996,
98.7% of the portfolio was rated "AAA" and 98.8% was rated at least "AA" as compared to 97.5% and 97.9%, respectively, at December 31, 1995. Only 1.0% was rated below "A" or unrated at December 31, 1996.

Loan Portfolio
The following table sets forth the Company's loans by major category as of the dates set forth below:

At December 31                 1996        1995        1994        1993       1992
                                                  (In thousands)
Commercial                     $138,008    $103,546    $116,702    $ 99,321   $ 76,667
Commercial loans secured
by real estate                  266,700     179,793     168,238     126,044    125,846
Real estate-mortgage<F1>        414,003     414,967     407,177     338,778    298,963
Consumer                        111,025     133,820     161,642     167,883    158,342
Loans                           929,736     832,126     853,759     732,026    659,818
Less: Unearned income             4,819       2,716       3,832       5,894     10,903
Loans, net of unearned income  $924,917    $829,410    $849,927    $726,132   $648,915

<F1>At December 31, 1996, and 1995, real estate-construction loans constituted 1.9% and 2.8% of the Company's total loans, net of unearned income, respectively.

Total loans, net of unearned income, increased by $95.5 million, or 11.5%, between December 31, 1995, and December 31, 1996. This growth occurred in commercial mortgage loans which increased by $86.9 million, or 48.3%, and commercial loans which grew by $34.5 million, or 33.3%. The higher loan totals in both commercial categories resulted from increased production from both middle market and small business lending (loans less than $250,000). This improved new loan production was due primarily to more effective sales efforts which have included an intensive customer calling program and canvassing of small commercial businesses. During 1996 in its first full year of operation, the Company's small business loan center approved 688 applications for $40 million and closed
401 loans for $27 million with an average approval time of 48 hours. Middle market loan originations exceeded
$200 million in 1996.

Total residential mortgage loans were relatively flat between years as growth in adjustable-rate mortgage loans was more than offset by principal amortization in the existing fixed-rate mortgage loan portfolio. The
Company is also selling all new 30 year fixed-rate mortgage product to assist in asset/liability positioning and to reduce the Company's overall dependence on residential mortgage loans. Total consumer loans declined by $22.8 million, or 17.0%, due to continued net run-off in the indirect auto loan portfolio. This indirect auto loan run-off has more than offset improved production of higher yielding direct consumer loans from the Company's branch offices which for 1996 were $14 million, or 40%, greater than 1995.
Total loans, net of unearned income, declined by $20.5 million or 2.4% between December 31, 1994, and December
31, 1995. Total real estate mortgage loans increased by $7.8 million or 1.9% due to the generation of $44.5 million of adjustable-rate mortgage loans in the suburban Atlanta, Georgia market by SMC. These new adjustable-rate mortgage loans more than offset $34 million of fixed-rate mortgage loans sold in the first quarter of 1995 as part of a balance sheet repositioning strategy. Total commercial loans decreased by $13.2 million due to the maturity of $20 million of commercial loan tax anticipation notes which were not replaced. Consumer loans dropped by $27.8 million or 17.2% due to net loan run-off experienced in the indirect auto loan portfolio and a $5 million reduction resulting from the disposition of a business line. Total commercial mortgage loans grew by $11.6 million or 6.9% due primarily to a refocused emphasis on small business commercial lending (loans less than $250,000). During the last six months of 1995, the Company's small business loan center approved 219 applications for $14 million and closed 133 loans for $8.5 million.
The amount of loans outstanding by category as of December 31, 1996, which are due in (i) one year or less, (ii) more than one year through five years, and(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                 More Than
                                                 One Year
                                     One Year    Through        Over         Total
                                     or Less     Five Years     Five Years   Loans
                                                     (Dollars in thousands)
Commercial                           $23,587     $ 60,605       $ 53,816     $138,008
Commercial loans secured
by real estate                        30,572       98,310        137,818      266,700
Real estate-mortgage                  22,854       65,025        326,124      414,003
Consumer                              14,073       79,657         17,295      111,025
Total                                $91,086     $303,597       $535,053     $929,736
Loans with fixed-rate                $37,988     $201,129       $357,219     $596,336
Loans with floating-rate              53,098      102,468        177,834      333,400
Total                                $91,086     $303,597       $535,053     $929,736
Percent composition of maturity          9.8%        32.7%          57.5%       100.0%

Fixed-rate loans as a percentage of total loans                                  64.1%
Floating-rate loans as a percentage of total loans                               35.9%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

At December 31, 1996, 64.1% of total loans were fixed-rate compared to 64.9% at December 31, 1995. This reduced dependence on fixed-rate loans reflects the success of several ongoing strategies which included:
the generation of adjustable-rate mortgage loans in the suburban Atlanta, Georgia market and the ongoing sale of 30 year fixed-rate residential mortgage loans. As a result of these strategies, the percentage of the loan portfolio classified as floating rate grew to 35.9% at December 31, 1996. For additional information regarding interest rate sensitivity, see "Management's Discussion and Analysis of Consolidated Financial Condition and
Results of Operations-Interest Rate Sensitivity."

Deposits
The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three calendar years:

At December 31                      1996               1995               1994
                                    Amount      Rate   Amount      Rate   Amount      Rate
                                                 (In thousands, except rates)
Demand - non-interest bearing       $  140,574     -%  $  136,543     -%  $  138,428     -%
Demand - interest bearing               81,233  1.00       91,596  1.37      106,665  1.55
Savings                                209,054  1.69      229,423  1.88      248,265  1.94
Other time                             731,592  5.16      742,133  5.37      632,040  4.40
Total deposits                      $1,162,453  4.12%  $1,199,695  4.27%  $1,125,398  3.47%

The Company's average deposits decreased by $37.2 million, or 3.1%, in 1996. This drop in deposits reflects management's application of a consistent pricing strategy which emphasizes profitable net interest margin management rather than increased deposit size. Customer movement toward mutual funds due to the strong returns offered by these products in a rising stock market also contributed to the deposit decline. The drop in deposits occurred in all major categories except non-interest bearing demand deposit accounts. The growth in this product reflects the success of new business generated in conjunction with the increased commercial lending activity.
The following table indicates the maturities and amounts of certificates of deposit issued in denominations of $100,000 or more as of December 31, 1996:

Maturing in:
                                        (In thousands)
Three months or less                     $23,261
Over three through six months              4,568
Over six through twelve months             4,140
Over twelve months                         4,917
Total                                    $36,886

ITEM 2. PROPERTIES
The principal offices of the Company and U.S. Bank occupy a five-story building at the corner of Main and Franklin Streets in Johnstown plus several floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 34 other locations which are owned in fee. Fourteen additional locations are leased with terms expiring from March 31, 1998, to December 31, 2005.

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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS
        Information relating to the Company's Common Stock is presented on pages 37 and 48. As of January 31, 1997, the Company had 6,242 shareholders of its Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        Information required by this section is presented on page 49.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS Information required by this section is presented on pages 51 to 71.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        Information required by this section is presented on pages 17 to 44.

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

PART IV
ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT
         SCHEDULES, AND REPORTS ON FORM 8-K
         Consolidated Financial Statements Filed:
         The consolidated financial statements listed below are from the 1996 Annual Report to Shareholders and Part II
         - Item 8. Page references are to said Annual Report.

         Consolidated Financial Statements:
         USBANCORP, Inc. and Subsidiaries
         Consolidated Balance Sheet,                                 17
         Consolidated Statement of Income,                           18
         Consolidated Statement of Changes in Stockholders'Equity,   19
         Consolidated Statement of Cash Flows,                       20
         Notes to Consolidated Financial Statements,                 23
         Statement of Management Responsibility,                     45
         Report of Independent Public Accountants,                   46

         Consolidated Financial Statement Schedules:
         These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

         Reports on Form 8-K:
         There were no reports on Form 8-K for the quarter ended
         December 31, 1996.

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

13       1996 Annual Report to Shareholders. Page 1

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
                                                         of America

Three Rivers Bank and Trust Company
633 State Route 51, South
Jefferson Borough
P.O. Box 10915
Pittsburgh, PA 15236                       100%          Commonwealth of
                                                         Pennsylvania

Community Bancorp, Inc.
2681 Moss Side Boulevard
Monroeville, PA 15146                      100%          Commonwealth of
                                                         Pennsylvania

United Bancorp Life Insurance Company
1421 East Thomas Road
Phoenix, AZ 85014                          100%          State of Arizona

USBANCORP Trust Company
Main and Franklin Streets
P.O. Box 520
Johnstown, PA 15907                        100%          Commonwealth of
                                                         Pennsylvania

UBAN Associates, Inc.
110 Regent Court, Suite 104
State College, PA 16801                    100%          Commonwealth of
                                                         Pennsylvania

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     USBANCORP, Inc.
                                                    (Registrant)

Date: February 28, 1997                    By:/s/Terry K. Dunkle
                                                 TERRY K. DUNKLE
                                                 Chairman, President
                                                 and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 1997:

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

/s/Thomas C. Slater
THOMAS C. SLATER, Director

/s/James C. Spangler
JAMES C. SPANGLER, Director

/s/W. Harrison Vail
W. HARRISON VAIL, Director

/s/Robert L. Wise
ROBERT L. WISE, Director

USBANCORP, INC.

DIRECTORS, GENERAL OFFICERS, AND ADVISORY BOARD
COMMUNITY OFFICES
SHAREHOLDER INFORMATION
Divider page

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

Richard W. Kappel
Retired CEO,
Secretary & Treasurer,
Wm. J. Kappel Wholesale Co.

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

Robert L. Wise
President,
GPU Generation, Inc.


General Officers

Terry K. Dunkle
Chairman, President
& Chief Executive Officer

Orlando B. Hanselman
Executive Vice President

Gary M. McKeown
Senior Vice President, Manager of
Credit Policy and Administration
& Assistant Secretary

Dan L. Hummel
Senior Vice President &
Marketing Director

Jeffrey A. Stopko, CPA
Senior Vice President &
Chief Financial Officer

John Suierveld, Jr.
Senior Vice President &
Chief Auditor

Ray M. Fisher
Vice President &
Chief Investment Officer

John H. Follansbee, III
Vice President, Compliance

John J. Legath
Vice President,
CRA/Community
Development

Leslie N. Morgenstern
Vice President & Manager,
Loan Review

James E. Vennebush
Vice President &
Manager, General Services

Betty L. Jakell
Secretary

U.S. BANK

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

James M. Edwards, Sr.
President & CEO,
WJAC, Inc.

Orlando B. Hanselman
President & CEO,
United States National Bank,
and Executive Vice President,
USBANCORP, Inc.

Kim W. Kunkle
President & CEO,
Laurel Holding Company

Rev. Christian R. Oravec
President,
St. Francis College

Frank J. Pasquerilla
Chairman of the Board
& CEO, Crown American
Realty Trust

Howard M. Picking, III
President,
Miller-Picking Corporation

Sara A. Sargent
President,
The Sargent's Group

Fred R. Shaffer
Senior Pharmacist/Director,
Findley's Pharmacy, Inc.

Thomas C. Slater
Owner, President &
Director,
Slater Laboratories, Inc.
Clinical Laboratory

James C. Spangler
Retired; Former Owner,
Somerset Auction and
Transfer, Inc.

Robert L. Wise
President,
GPU Generation, Inc.

General Officers

Terry K. Dunkle
Chairman of the Board

Orlando B. Hanselman
President &
Chief Executive Officer

Leo J. Fronczek
Senior Vice President,
Management Information
Systems & Security Officer

Jeryl L. Graham
Senior Vice President,
Lending & Leasing

Robert S. Berezansky
Vice President &
Commercial Loan Officer

James S. Bubenko
Vice President & Manager
of Retail Credit Operations

Wayne A. Kessler
Vice President,
Community Banking

Michael F. Komara
Vice President,
Human Resources

Frank A. Krall
Vice President,
Mortgage Lending

Timothy D. McDonald
Vice President,
Life Insurance and Annuities

Mark D. Shelhammer
Vice President,
Community Banking

Victor L. Tatum
Vice President &
Commercial Equipment
Leasing Manager

Directors Emeriti
John N. Crichton
John L. Williams

Advisory Board

Orlando B. Hanselman, Chairman

Dr. Frank H. Blackington, III
Edward J. Cernic
Teresa T. Chianese
David N. Crichton
John M. Kriak
David J. Rizzo
Carl R. Sax
Fred R. Shaffer
James C. Spangler
John B. Stockton

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

General Officers

Terry K. Dunkle
Chairman of the Board

W. Harrison Vail
President & Chief Executive Officer

Louis S. Klippa
Executive Vice President,
Chief Operating Officer
& Secretary

Harry G. King
Senior Vice President,
Community Banking

Vincent W. Locher
Senior Vice President &
Chief Commercial Loan Officer

James F. Ackman
Vice President,
Consumer Loans

Robert J. DeGrazia
Vice President,
Information Systems

Patricia M. Smarra
Vice President
& Operations Officer

Robert J. Smerker
Vice President,
Operations, Bank Secrecy
Act Officer &
Assistant Secretary

Mary Pat Soltis
Vice President,
Sales & Business Development

Hudson Stoner
Vice President,
Small Business Center

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

Richard W. Kappel
Retired; CEO,
Secretary & Treasurer,
Wm. J. Kappel Wholesale Co.

John H. Kunkle, Jr.
Retired; Former Vice-Chairman
& Director, Commonwealth Land
Title Insurance Co.

Edward W. Seifert
Attorney-at-Law, Partner,
Reed, Smith, Shaw & McClay

W. Harrison Vail
President & CEO,
Community Bancorp, Inc.
and Community Savings Bank

General Officers

Terry K. Dunkle
Chairman of the Board
W. Harrison Vail
President &
Chief Executive Officer

Thomas J. Chunchick
Senior Vice President,
Administrative, Secretary,
Community Development
Officer & Compliance Officer

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

William M. George
President, PA AFL-CIO

Orlando B. Hanselman
Executive Vice President,
USBANCORP, Inc., and President &
CEO, United States National Bank

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

Robert L. Wise
President,
GPU Generation, Inc.

General Officers

Terry K. Dunkle
Chairman of the Board

Ronald W. Virag, CTFA
President &
Chief Executive Officer

Jeffrey A. Stopko, CPA
Treasurer

David L. Mordan, CPA
Senior Vice President &
Manager of Institutional
Trust Services

Gerald R. Baxter, CPA, CTFA
Vice President &
Trust Officer

Richard F. Chimelewski
Vice President & Trust
Business Development Officer

Frank J. Lapinsky
Vice President &
Trust Investment Officer

Karen A. Sebring, CPA
Vice President and
Manager of Personal
Trust Services

William S. Townsend
Vice President &
Trust Investment Officer

James T. Vaughan
Vice President &
Manager of Western Region

M. Randolph Westlund, CFA
Vice President &
Chief Investment Officer

Director Emeritus
James F. O'Malley, Esq.
Senior Lawyer,
Yost & O'Malley
Attorneys-at-Law

Trust Company Offices

Main and Franklin Streets, 11th Floor
U.S. Bank Building
P.O. Box 520
Johnstown, Pennsylvania 15907-0520

500 Fifth Avenue, 2nd Floor
Three Rivers Bank and
Trust Company Building
McKeesport, Pennsylvania 15132-2500

UBAN ASSOCIATES, INC.

General Officers

Terry K. Dunkle
Chairman of the Board

Ray M. Fisher
President &
Chief Executive Officer

Wendy L. Rager
Vice President &
Chief Operating Officer

UBAN Associates, Inc., Office
110 Regent Court, Suite 104
State College, PA 16801-7966

U.S. BANK
OFFICE LOCATIONS
X Main Office Downtown
216 Franklin Street
P.O. Box 520
Johnstown, PA 15907-0520
(814) 533-5300

X Westmont Office
110 Plaza Drive
Johnstown, PA 15905-1211
(814) 255-6836

X University Heights Office
1404 Eisenhower Boulevard
Johnstown, PA 15904-3280
(814) 266-9691

X East Hills Office
1219 Scalp Avenue
Johnstown, PA 15904-3182
(814) 266-3181

X Eighth Ward Office
1059 Franklin Street
Johnstown, PA 15905-4303
(814) 535-8317

West End Office
163 Fairfield Avenue
Johnstown, PA 15906-2392
(814) 533-5436

X Carrolltown Office
101 S. Main Street
Carrolltown, PA 15722-0507
(814) 344-6501

Ebensburg Office
101 W. High Street
Ebensburg, PA 15931-0209
(814) 472-8706

X Lovell Park Office
179 Lovell Ave.
Ebensburg, PA 15931-0418
(814) 472-5200

Nanty Glo Office
928 Roberts Street
Nanty Glo, PA 15943-1303
(814) 749-9227

Nanty Glo Drive-In
1383 Shoemaker Street
Nanty Glo, PA 15943-1252
(814) 749-0955

Loretto Office
180 St. Mary's Street
P.O. Box 116
Loretto, PA 15940-0116
(814) 472-8452

X Galleria Mall Office
500 Galleria Drive Suite 100
Johnstown, PA 15904-8911
(814) 266-5969

X St. Michael Office
900 Locust Street
St. Michael, PA 15951-0393
(814) 495-5514

Coalport Office
Main Street, P.O. Box 356
Coalport, PA 16627-0356
(814) 672-5303

X Seward Office
1, Roadway Plaza
Seward, PA 15954-9501
(814) 446-5655

X Windber Office
1501 Somerset Avenue
Windber, PA 15963-1745
(814) 467-4591

Central City Office
104 Sunshine Avenue
Central City, PA 15926-1129
(814) 754-4141

X Somerset Office
108 W. Main Street
Somerset, PA 15501-2035
(814) 445-4193

X Derry Office
112 South Chestnut Street
Derry, PA 15627-1938
(412) 694-8887

THREE RIVERS BANK
OFFICE LOCATIONS

X Boston Office
1701 Boston Hollow Road
McKeesport, PA 15135-1217
(412) 754-2014

X Century III Office
269 Clairton Boulevard
Pittsburgh, PA 15236-1499
(412) 653-7199

X Franklin Mall Office
1500 W. Chestnut Street
Washington, PA 15301-5871
(412) 228-0065

X Glassport Office
600 Monongahela Avenue
Glassport, PA 15045-1608
(412) 664-8760

X Jefferson Borough Office
Route 51, South
P.O. Box 10915
Pittsburgh, PA 15236-0915
(412) 382-1000

X Liberty Boro Office
3107 Liberty Way
McKeesport, PA 15133-2198
(412) 664-8707

X McKeesport Office
500 Fifth Avenue
McKeesport, PA 15132-2500
(412) 664-8715

X Motor Bank
1415 Fifth Avenue
McKeesport, PA 15132-2427
(412) 664-8755

X Port Vue Office
1194 Romine Avenue
McKeesport, PA 15133-3596
(412) 664-8975

X Rainbow Village Office
1 Rainbow Village
Shopping Center
White Oak, PA 15131-2415
(412) 664-8771

X South Strabane Office
590 Washington Road
Washington, PA 15301-9621
(412) 225-9800

X University Office
2016 Eden Park Boulevard
McKeesport, PA 15132-7619
(412) 664-8780

X Remote 24-Hour Banking Locations
X Main Office, Main & Franklin Streets, Johnstown
X Richland Mall, Elton Road, Johnstown
X Lee Hospital, Main Street, Johnstown
X The Galleria, Johnstown
X BiLo Supermarket, Scalp Avenue, Johnstown
X Derry BP-Pit Stop Quick Shop, Derry
X Robyn's Shoppe, Nanty Glo
X Gogas Service Station, Cairnbrook
X Community College of Allegheny
  County, North Campus, Pittsburgh
X Shop & Save, Ohio Avenue, Glassport
X Wal-Mart, Oak Spring Road, Washington
X Washington Mall, Oak Springs Road, Washington

COMMUNITY
SAVINGS BANK
OFFICE LOCATIONS

X Lawrenceville
4319 Butler Street
Pittsburgh, PA 15201-3094
(412) 681-8390

X New Kensington
2 Feldarelli Square
2300 Freeport Road
New Kensington, PA 15068-4669
(412) 335-9811

X North Side
401 East Ohio Street
Pittsburgh, PA 15212-5588
(412) 231-4300

X Northway Mall
1002 Northway Mall
Pittsburgh, PA 15237-3098
(412) 364-8692

X Moon Township
914 Narrows Run Road
Coraopolis, PA 15108-2306
(412) 262-2210

X Monroeville
2681 Moss Side Boulevard
Monroeville, PA 15146-3394
(412) 856-8410

X North Versailles
Great Valley Shopping Center
500 Lincoln Highway
North Versailles, PA 15137-1524
(412) 829-1360

X Baldwin
Brownsville Plaza
5253 Brownsville Road
Pittsburgh, PA 15236-2796
(412) 655-2217

X Carrick
1817 Brownsville Road
Pittsburgh, PA 15210-3999
(412) 881-3500

X Bethel Park
2739 South Park Road
Bethel Park, PA 15102-3805
(412) 835-2100

X Finleyville
3576 Sheridan Avenue
Finleyville, PA 15332-1018
(412) 348-6626

X Jeannette
401 Clay Avenue
Jeannette, PA 15644-2124
(412) 527-1501

X 24-Hour Banking Available

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

Boenning & Scattergood, Inc.
200 Four Falls
Corporate Center
Suite 212
West Conshohocken, PA 19428
Telephone: (800) 883-8383

Ferris Baker Watts, Inc.
6 Bird Cage Walk
Hollidaysburg, PA 16648
Telephone: (800) 343-5149

Herzog, Heine, Geduld, Inc.
525 Washington Boulevard
Jersey City, NJ 07310
Telephone: (212) 908-4156

Janney Montgomery Scott, Inc.
1801 Market Street - 10th Floor
Philadelphia, PA 19103
Telephone: (215) 665-6500

Legg Mason Wood Walker, Inc.
969 Eisenhower Boulevard
Oak Ridge East
Johnstown, PA 15904
Telephone: (814) 266-7900

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

F. J. Morrissey & Co., Inc.
1700 Market Street
Suite 1420
Philadelphia, PA 19103-3913
Telephone: (215) 563-8500

Oppenheimer & Co., Inc.
Oppenheimer Tower
200 Liberty Street
One World Financial Center
New York, NY 10281
Telephone: (212) 667-7000

Parker/Hunter, Inc.
416 Main Street
Johnstown, PA 15901
Telephone: (814) 535-8403

Sandler O'Neill & Partners, L.P.
2 World Trade Center
104th Floor
New York, NY 10048
Telephone: (800) 635-6860

Wheat First Butcher Singer
100 Pasquerilla Plaza
P.O. Box 96
Johnstown, PA 15907
Telephone: (814) 535-1516

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

Shareholder Data
As of January 31, 1997, there were 6,242 shareholders of common stock and 5,081,337 shares outstanding. Of the total shares outstanding, approximately 269,000 or 5% are held by insiders (directors and executive officers) while approximately 1,645,807 or 32% are held by institutional investors (mutual funds, employee benefit plans, etc.).

Dividend Reinvestment
Shareholders seeking information about USBANCORP,
Inc.'s dividend reinvestment plan should contact Betty
L. Jakell, Executive Office, at (814) 533-5158.

Information
Analysts, investors, shareholders, and others seeking financial data about USBANCORP, Inc. or any of its subsidiaries annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports-are asked to contact Jeffrey A. Stopko, Senior Vice President &
Chief Financial Officer at (814) 533-5310.
      Inside back cover

Exhibit 24.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 23, 1997 included in this Form 10-K, into USBANCORP, Inc.'s previously filed Registration Statements on Form S-3
(Registration No. 33-56604); Form S-8 (Registration
No. 33-53935); Form S-8 (Registration No. 33-55845);
Form S-8 (Registration No. 33-55207) and Form S-8
(Registration No. 33-55211).

/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
March 17, 1997

Annex A

USBANCORP, INC. 1996 ANNUAL REPORT & FORM 10-K

The following is a listing of the graphs presented in USBANCORP, Inc.'s 1996 Annual Report & Form 10-K.

Page 2: The following six graphs present Financial
Highlights-At A Glance:

        The top left graph is an area graph showing non-performing assets as a percentage of loans and OREO at December 31 for the periods presented:

        1992     1993    1994   1995    1996
        1.58%    0.89%   0.91%  1.13%   0.92%

   Asset quality is critical to a bank's safety and ongoing earnings power. Non-performing assets are those loans and foreclosed properties that are not generating income and represent high collection risk. USBANCORP's non-performing assets are lower than peer.

        The middle left graph is an bar graph showing the allowance for loan losses as a percentage of total non-accrual loans at December 31 for the periods presented:

        1992     1993     1994     1995      1996
        245.75%  287.71%  286.27%  198.40%   209.41%

   The allowance for loan losses help protect a bank's future earnings from losses due to credit risk.
USBANCORP's allowance reflects a reserve of $2.09 for each $1.00 of non-accrual loans.

        The bottom left graph is a bar graph showing the Company's efficiency ratio excluding SAIF charge:

        1992     1993      1994     1995     1996
        67.63%   67.44%    67.53%   66.97%   61.06%

   The efficiency ratio reflects the Company's ability to generate revenue and control its non-interest expenses.
USBANCORP's significantly improved its performance in this key area of profitability in 1996 by generating increasing revenue from its core banking business.

        The top right graph is a bar graph showing the Company's net income per employee for the periods presented:

         1992     1993      1994     1995     1996
         $13,983  $18,788   $15,429  $20,915  $26,604

   USBANCORP has aggressively captured the financial benefits from each of its past acquisitions. Improved employee productivity is one such integral benefit from these acquisitions. USBANCORP has nearly doubled its net income per employee over the past five years.

         The middle right graph is a bar graph showing the Company's return on equity for the periods presented:

         1992     1993      1994     1995     1996
         $11.41   $11.46    $8.92    $11.03   $13.36

   The return on equity (ROE) is a standard measurement of a bank's profitability. USBANCORP exceeded its intermediate 13% ROE target by achieving a 13.36% ROE for the full year 1996, for the fourth quarter 1996 the Company's ROE improved to 14.38%.

         The bottom right graph is a area graph showing net interest income (in thousands):

        1992      1993     1994      1995      1996
        $44,441   $49,485  $55,818   $56,147   $61,138

   As a result of prudent acquisitions, balance sheet leveraging, and effective asset/liability management practices. USBANCORP has increased net interest income for each of the past five years.

Page 4: The following six graphs present Shareholder
Information-At A Glance:

          The top left graph is a bar graph showing net income (in thousands):

         1992     1993     1994     1995      1996
         $8,883  $12,488  $11,320   $15,803   $20,019

        USBANCORP 1996 net income was $20 million which represented a 27% increase over the 1995 results. Such income is a key determinant of shareholder value and the Company's ongoing financial soundness.

          The middle left graph is a bar graph showing dividends per common share:

        1992     1993     1994    1995    1996
        $0.75    $0.86    $0.97   $1.06   $1.37

        Common dividends per share represent a payment by the company from its accumulated shareholder wealth.
USBANCORP's dividends paid to shareholders have increased at an average annual rate of 16.5% over the past five years. The Company declared a special dividend of $0.20 per share in 1996 to further share its record success with its shareholders.

           The bottom left graph is a bar graph showing common stock price per share at December 31:

        1992    1993     1994     1995    1996
        $22.00  $23.75   $21.00   $33.00  $41.75

        A second key element of shareholder return is the price appreciation of each common share. USBANCORP's common stock price per share has appreciated 27% in 1996.
           The top right graph is a pie graph showing the distribution of 1996 net income:

           Common dividend payout      35%
           Treasury stock repurchases  43%
           Retained for internal
                capital growth         22%

        In 1996, USBANCORP distributed 78% of its net income back to its shareholders through treasury stock repurchases and common dividend payments.

            The middle right graph is a bar graph showing book value per common share at December 31:

        1992     1993     1994     1995     1996
        $23.08   $24.67   $24.57   $28.34   $29.90

        A company's book value per common share
represents the accumulated and undistributed shareholder wealth. This wealth is used by the company to finance profitable growth and to fund shareholder dividends.
USBANCORP has increased this shareholder wealth by 30% over the past five years to $29.90 at December 31, 1996.

           The bottom left graph is an area graph showing asset leverage ratio compared to the management minimum target of 6% and the regulatory requirement of 5%:

        1992     1993      1994     1995     1996
        7.08%    9.18%     6.64%    6.63%    6.51%

        Fundamental to shareholder and depositor safety is the capital strength of the financial institution. It is USBANCORP's intent to optimally leverage the capital base in order to enhance shareholder value while maintaining necessary regulatory requirements.

Page 5: Appearing in the margin is a "call out" reflecting the quote:

     Your Company exceeded its 13% ROE target and grew
     EPS by 32.8%...


          The graph at the bottom left is area graph graph showing market capitalization at December 31 (in thousands):

        1992     1993        1994      1995     1996
        $65,607  $101,559   $117,225  $175,246  $212,132

Page 6: Appearing in the margin is a "call out" reflecting the quote:

     Timely response to customer needs encourages more customers to select us as their "Bank of Choice"...

         The bottom left graph is a pie chart showing
1996 gross revenue contribution by product segment
(percentage):

  Investments    41%,          Trust      2%,
  Commercial     20%,          Wholesale  1%,
  Consumer       36%,

Page 7: The graph at the top left is a pie chart showing loan portfolio composition at December 31, 1996, by loan type:

                Commercial 15%
                Commercial secured by real estate 29%
                Real estate - mortgage 44%
                Consumer  12%

          Appearing in the margin is a "call out"
reflecting the quote:

     Alternative delivery systems provide customers with more banking options...

Page 8: The top left graph is a bar graph showing average loan to average deposit ratio for the periods presented:

          1995     1Q96     2Q96    3Q96     4Q96
         68.67%   70.78%    71.42%  73.76%  79.40%

          Appearing in the margin is a "call out"
reflecting the quote:

     Technology brings new convenience and improves customer service...

Page 9:   Appearing in the margin at the top of the page
is a "call out" reflecting the quote:

     Our Five Year Technology Plan introduces new technologies which complement our "high-touch" service...

          Appearing in the margin at the bottom of the page is a "call out" reflecting the quote:

     Preparing employees for the challenges ahead...

Page 10: The top left graph is a bar graph showing the Company's net income per employee for the periods presented:

         1992     1993      1994     1995     1996
         $13,983  $18,788   $15,429  $20,915  $26,604

          The bottom left graph is a bar graph showing the Company's SMC residential mortgage loans originated
(in thousands) for the periods presented:

         1994     1995     1996
         $85,469  $147,254 $211,198

Page 11:   Appearing in the margin at the top of the page
is a "call out" reflecting the quote:

     Improving sales volume and fee income by adding new products and services...

          Appearing in the margin at the bottom of the page is a "call out" reflecting the quote:

     Three Rivers Mortgage Company begins operations in
     1997...

Page 12:   Appearing in the margin at the middle of the
page is a "call out" reflecting the quote:

     UBAN Associates, Inc., will leverage existing organizational strengths to attract an entirely new customer base...

Page 13:   Appearing in the margin at the top of the page
is a "call out" reflecting the quote:

     Improving value for shareholders, customers, and employees remains our goal...

           The graph at the bottom left is a bar graph showing net income per common share before SFAS #109 benefit, acquisition charge, and SAIF charge (fully diluted basis) for the periods presented:

        1992     1993     1994    1995    1996
        $2.53    $2.41    $2.54   $2.87   $4.07

Page 14:   Shows a service area map of USBANCORP, Inc.'s
six southwestern Pennsylvania counties. The map shows a closeup of the six counties identifying branch locations by subsidiary.

Page 48: The left graph is a bar graph showing dividends per common share:

        1992     1993     1994    1995    1996
        $0.75    $0.86    $0.97   $1.06   $1.37

           The right graph is a bar graph showing common stock price per share at December 31:

        1992    1993     1994     1995    1996
        $22.00  $23.75   $21.00   $33.00  $41.75

Page 50: The top left graph is a bar graph showing pre-tax income (in thousands):

         1992     1993     1994     1995      1996
         $14,323  $16,520  $17,251  $21,848   $27,263

Page 51: The graph at the bottom of the page is a bar graph showing total assets at December 31 for the periods presented (in thousands):

        1992  $1,139,855
        1993  $1,241,521
        1994  $1,788,890
        1995  $1,885,372
        1996  $2,087,112

          The bottom left graph is a bar graph showing net income (in thousands):

         1992     1993     1994     1995      1996
         $8,883  $12,488  $13,320   $15,803   $20,019

Page 52: The top left graph is a bar graph showing the Company's return on equity before SFAS #109 benefit, acquisition charge, and SAIF charge for the periods presented:

         1992     1993      1994     1995     1996
         $11.41   $10.13    $10.41   $11.03   $14.28

           The graph at the bottom left is an area graph showing total common shares outstanding at December 31:

        1992         1993        1994        1995
     2,982,124    4,726,181   5,582,155   5,310,489

        1996
     5,081,004

Page 53: The graph at the top left is a bar graph showing tax equivalent net interest income (NII) in thousands and data points showing the net interest margin
(NIM) percentage:

           1992     1993     1994     1995     1996
  NII   $45,249  $50,225  $57,564  $58,954     $64,092
  NIM     4.58%    4.34%    4.03%    3.45%        3.52%

          The bottom left graph is a pie chart showing the liability funding mix at December 31, 1996:

                Deposits         55%
                Borrowing       37%
                Equity            8%

Page 54: The top left graph is a bar graph showing average loans to average deposits for the periods presented:

          1992     1993    1994    1995    1996
         68.23%    69.01%  71.82%  68.67%  73.80%

           The graph at the bottom left is a pie chart showing loan portfolio composition at December 31, 1996, by loan type:

                Commercial 15%
                Commercial secured by real estate 29%
                Real estate - mortgage 44%
                Consumer  12%

Page 55: The graph at the top left is a pie chart showing the deposit composition as of December 31, 1996:

             DDA              13%,    CD's           50%
             Savings & NOW    24%,    Money market   13%

          The bottom left graph is a pie chart showing the investment portfolio liquidity(scheduled maturities) as of December 31, 1996:

       Less than 1 year is  3%
       Greater than 1 year but less than 5 years is 23%
       Greater than 5 year but less than 10 years is 32%
       Greater than 10 years is 42%

Page 56: The top left graph is a pie chart showing the liability funding mix at December 31, 1995:

                Deposits         63%
                Borrowing       29%
                Equity            8%

          The graph at the bottom left is a pie chart showing the deposit composition as of December 31, 1995:

             DDA              12%,    CD's           50%
             Savings & NOW    27%,    Money market   11%

Page 58: The bottom left graph is a area graph showing net interest income (in thousands):

        1992      1993     1994      1995      1996
        $44,441   $49,485  $55,818   $56,147   $61,138

         The bottom right graph is a area graph showing net interest margin percentage:

              1992     1993     1994     1995      1996
              4.58%    4.34%    4.03%    3.45%     3.52%

Page 59: The top left graph is an bar graph showing non-performing assets as a percentage of loans and OREO at December 31 for the periods presented:

        1992     1993    1994   1995    1996
        1.58%    0.89%   0.91%  1.13%   0.92%

           The bottom left graph is an bar graph showing the allowance for loan losses as a percentage of total non-accrual loans at December 31 for the periods presented:

        1992     1993     1994     1995      1996
        245.75%  287.71%  286.27%  198.40%   209.41%

           The bottom right graph is a bar graph showing the allowance for loan losses as a percentage of loans at December 31 for the periods presented:

        1992     1993    1994     1995    1996
        2.12%    2.10%   1.80%    1.79%   1.42%

Page 61: The top left graph is a bar graph showing the loan loss provision as a percentage of average loans:

        1992     1993    1994      1995    1996
        0.36%    0.34%   (0.34%)   0.03%   0.01%

Page 62: The top left graph is a bar graph showing the net charge-offs as a percentage of average loans:

        1992     1993    1994    1995    1996
        0.58%    0.13%   0.04%   0.08%   0.20%

          The bottom left graph is an bar graph showing non-interest income excluding investment security gains and losses (in thousands):

        1992     1993    1994     1995      1996
        $7,953   $9,567  $12,159  $15,841   $18,051

Page 63: The top left graph is an bar graph showing the components of non-interest income (in thousands):

              1992     1993    1994    1995     1996
   All other  $3,187   $3,520  $1,148  $9,057   $10,632
   Deposit
    service
    charges   $1,916   $2,771  $2,779  $2,937   $3,264
   Cash pro-
    cessing
    fees      $1,189   $1,281  $1,237  $1,154   $1,086
   Trust fees $2,054   $2,578  $3,023  $3,395   $3,708

          The bottom left graph is a bar graph showing trust fee income (in thousands):

        1992     1993    1994     1995     1996
        $2,054   $2,578  $3,023   $3,395   $3708

     The average annual growth rate in trust fee income is 16.1%.

Page 64: The top left graph is a bar graph showing non-interest expense excluding acquisition charge and SAIF charge (in thousands):

        1992     1993      1994     1995     1996
        $36,248  $40,715   $47,082  50,557   $50,549

          The bottom left graph is an bar graph showing the components of non-interest expense (in thousands):

             1992     1993      1994     1995      1996
  All other  $11,083  $12,605   $13,973  $16,017  $25,483
  FDIC Ins.  $ 2,040  $ 2,157   $ 2,576  $1,728   $639
    Occupancy
   Equipment $ 5,087  $ 6,001   $ 7,222  $ 7,507  $7,574
  Salaries &
  benefits   $18,038  $19,952   $23,311  $25,305  $25,483

Page 65: The top left graph is a bar graph showing net overhead expense as a percentage of net interest income
(excluding net security gains and losses):

         1992    1993     1994    1995   1996
         62.53%  62.02%   60.67%  60.58% 53.71%


        The bottom left graph is a bar graph showing the Company's efficiency ratio excluding SAIF charge:

        1992     1993      1994     1995     1996
        67.63%   67.44%    67.53%   66.97%   61.06%

Page 66:   The top left graph is a bar graph showing
assets per full time equivalent employee at December 31 for the periods presented (in thousands):

         1992     1993     1994     1995     1996
         $1,641   $1,829   $2,070   $2,419   $2,588

           The graph at the bottom left is a bar graph showing total assets at December 31 for the periods presented (in thousands):

        1992  $1,139,855
        1993  $1,241,521
        1994  $1,788,890
        1995  $1,885,372
        1996  $2,087,112

Page 67: The top left graph is a pie chart showing the liability funding mix at December 31, 1996:

                Deposits         55%
                Borrowing       37%
                Equity            8%

          The bottom left graph is a pie chart showing the liability funding mix at December 31, 1995:

                Deposits         63%
                Borrowing       29%
                Equity            8%

Page 68: The bottom left graph is an bar graph showing the Company's one year GAP ratio compared to a neutral one year GAP of 1.00x at December 31 for the periods presented:

        1992     1993    1994    1995    1996
        1.14x    1.10x   0.79x   0.86x   0.79x

Page 69:   The top left graph is a pie chart showing the
investment portfolio liquidity (scheduled maturities) as of December 31, 1996:

       Less than 1 year is  3%
       Greater than 1 year but less than 5 years is 23%
       Greater than 5 year but less than 10 years is 32%
       Greater than 10 years is 42%

          The bottom left graph is a pie chart showing the investment portfolio liquidity(scheduled maturities) as of December 31, 1995:

       Less than 1 year is  5%
       Greater than 1 year but less than 5 years is 45%
       Greater than 5 year but less than 10 years is 26%
       Greater than 10 years is 24%

Page 70: The top left graph is a bar graph showing the Company's total risk based capital at December 31 compared to a regulatory requirement of 8.00%:

        1992     1993    1994    1995    1996
       12.54     15.97   13.70   14.88   14.16

           The bottom left graph is an area graph showing asset leverage ratio compared to the management minimum target of 6% and the regulatory requirement of 5%:

        1992     1993      1994     1995     1996
        7.08%    9.18%     6.64%    6.63%    6.51%

Page 71: The top left graph is a bar graph showing the common dividend yield (based upon dividends declared and purchase at average market price each year) for the periods presented:

        1992     1993      1994     1995     1996
       3.70%     3.50%     4.20%    4.13%    3.88%

          The graph at the bottom left is a pie chart showing the distribution of 1996 net income:

      Common dividend payout            35%
      Treasury stock repurchases        43%
      Retained for internal capital     22%
             growth

           The graph at the bottom left is a pie chart showing the distribution of 1995 net income:

      Common dividend payout            37%
      Treasury stock repurchases        50%
      Retained for internal capital     13%
             growth

Page 74:   The top left graph is a pie chart showing 1996
gross revenue contribution by product segment (in thousands):

  Investments    $63,538,      Trust      $3,708,
  Commercial     $30,606,      Wholesale  $1,085,
  Consumer       $57,085,


         The bottom left graph is a pie chart showing
1996 gross revenue contribution by product segment
(percentage):

  Investments    41%,          Trust      2%,
  Commercial     20%,          Wholesale  1%,
  Consumer       36%,

Page 75:   The top left graph is a pie chart showing 1995
gross revenue contribution by product segment (in thousands):

  Investments    $59,264,      Trust      $3,395,
  Commercial     $27,583,      Wholesale  $1,154,
  Consumer       $54,862,

         The bottom left graph is a pie chart showing
1995 gross revenue contribution by product segment
(percentage):

  Investments    40%,          Trust      2%,
  Commercial     19%,          Wholesale  1%,
  Consumer       38%,

Page 76: The top left graph is a bar graph showing net income before SFAS #109 benefit, acquisition charge, and SAIF charge (in thousands):

         1992     1993     1994     1995     1996
        $8,883  $11,036  $13,202   $15,803   $21,387

           The graph at the bottom left is an bar graph showing return on average assets before SFAS #109 benefit, acquisition charge, and SAIF charge:

        1992     1993     1994    1995    1996
        0.85%    0.91%    0.87%   0.87%   $1.10

Page 77: The left graph is a bar graph showing the Company's SMC residential mortgage loans originated (in thousands) for the periods presented:

         1994     1995       1996
         $85,469  $147,254   $211,198

Page 78: The graph at the top left is a bar graph showing trust assets. The graph presents the book value of client assets which is discretionary and non-discretionary at December 31 (in millions):

        1992     1993    1994     1995     1996
        $650     $943    $1,027   $1,043   $1,157

        Note: 78% growth rate from 1992 to 1996.

Page 79: The top left graph is a pie chart showing the composition of 1996 trust assets (dollars in thousands and percentages):

         Corporate trust          $321,229       28%
         Employee benefits        $430,656       37%
         Personal trust           $347,657       30%
         Pathroad                  $57,530        5%

Page 81: The left graph is a bar graph showing the Company's net income per employee for the periods presented:

         1992     1993      1994     1995     1996
         $13,983  $18,788   $15,429  $20,915  $26,604

Page 82:   The top left graph is a pie chart showing the
investment portfolio liquidity (scheduled maturities) as of December 31, 1996:

       Less than 1 year is  3%
       Greater than 1 year but less than 5 years is 23%
       Greater than 5 year but less than 10 years is 32%
       Greater than 10 years is 42%

           The bottom left graph is a pie chart showing the investment portfolio liquidity (scheduled maturities) as of December 31, 1995:

       Less than 1 year is  5%
       Greater than 1 year but less than 5 years is 45%
       Greater than 5 year but less than 10 years is 26%
       Greater than 10 years is 24%

Page 83: The top left graph is a pie chart showing loan portfolio composition at December 31, 1996 by loan type:

                Commercial 15%
                Commercial secured by real estate 29%
                Real estate - mortgage 44%
                Consumer  12%

Page 84: The top left graph is a pie chart showing loan portfolio composition at December 31, 1995 by loan type:

                Commercial 12%
                Commercial secured by real estate 22%
                Real estate - mortgage 50%
                Consumer  16%

Page 85:   The graph at the top left is a pie chart
showing the deposit composition as of December 31, 1996:

             DDA              13%,    CD's           50%
             Savings & NOW    24%,    Money market   13%

Inside back cover: The graph at the bottom right is a bar graph showing common stock price to book value at December 31:

        1992     1993     1994    1995      1996
        95.32%   96.27%   85.47%  116.44%   139.63%

                    The graph at the bottom right is a
bar graph showing common stock price earnings ratio
(calculated on a fully diluted basis before SFAS #109
benefit and acquisition charge). Based upon December 31 stock prices for the periods presented):

          1992     1993    1994    1995     1996
          8.70x    9.85x   8.27x   11.50x   10.96x