Form 10-Q
period 1997-03-31
USBANCORP INC /PA/
filed 1997-05-14
CIK 707605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                                (Mark One)


      X   Quarterly Report Pursuant to Section 13 or
          15(d) of the Securities Exchange Act of 1934

For the period ended      March 31, 1997

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
                      X  Yes                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at April 30, 1997
Common Stock, par value $2.50               5,033,429
per share

                         USBANCORP, INC.

                              INDEX

PART I.   FINANCIAL INFORMATION:                            Page No.

          Consolidated Balance Sheet -
               March 31, 1997, December 31, 1996,
               and March 31, 1996                               3

          Consolidated Statement of Income -
               Three Months Ended March 31, 1997,
               and 1996                                         4

          Consolidated Statement of Changes
               in Stockholders' Equity -
               Three Months Ended
               March 31, 1997, and 1996                         6

          Consolidated Statement of Cash Flows -
               Three Months Ended
               March 31, 1997, and 1996                         7

          Notes to Consolidated Financial
               Statements                                       8

          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                       23

Part II.  Other Information                                    38

                         USBANCORP, INC.
                   CONSOLIDATED BALANCE SHEET
                         (In thousands)

                                            March 31          December 31         March 31
                                            1997              1996                1996
                                            (Unaudited)                           (Unaudited)
ASSETS
  Cash and due from banks                   $       46,096    $     43,183        $       40,906
  Interest bearing deposits with banks               5,556           1,218                 5,981
  Investment securities:
     Available for sale                            438,032         455,890               446,455
     Held to maturity (market value
     $575,071 on March 31, 1997,
     $549,427 on December 31, 1996,
     and $469,620 on March 31, 1996)               579,576         546,318               469,897
  Assets held in trust for
     collateralized mortgage obligation              5,032           5,259                 6,675
  Loans held for sale                                8,782          14,809                 6,917
  Loans                                            945,512         929,736               836,751
  Less:   Unearned income                            5,195           4,819                 2,680
       Allowance for loan losses                    13,206          13,329                14,720
       Net Loans                                   927,111         911,588               819,351
  Premises and equipment                            17,897          18,201                18,283
  Accrued income receivable                         16,913          17,362                16,661
  Mortgage servicing rights                         14,360          12,494                11,212
  Goodwill and core deposit intangibles             20,889          21,478                23,247
  Bank owned life insurance                         32,836          32,451                31,291
  Other assets                                       8,245           6,861                 6,704
        TOTAL ASSETS                         $   2,121,325     $ 2,087,112          $  1,903,580

LIABILITIES
  Non-interest bearing deposits              $     141,217     $   144,314          $    135,416
  Interest bearing deposits                      1,013,088         994,424             1,034,538
     Total deposits                              1,154,305       1,138,738             1,169,954
  Federal funds purchased and securities
     sold under agreements to repurchase            98,188          76,672                53,382
  Other short-term borrowings                       56,621          79,068                39,163
  Advances from Federal Home Loan Bank             625,734         605,499               459,326
  Collateralized mortgage obligation                 4,438           4,691                 6,117
  Long-term debt                                     5,790           4,172                 4,833
     Total borrowed funds                          790,771         770,102               562,821

Other liabilities                                   25,600          26,355                21,798
        TOTAL LIABILITIES                        1,970,676       1,935,195             1,754,573

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; 2,000,000 shares
     authorized; there were no shares issued
     and outstanding for the periods presented           -              -                      -
  Common stock, par value $2.50 per share; 12,000,000
     shares authorized; 5,758,157 shares issued
     and 5,060,929 outstanding on March 31, 1997;
     5,742,264 shares issued and 5,081,004
     outstanding on December 31, 1996; 5,739,451
     shares issued and 5,266,539
     outstanding on March 31, 1996                  14,395         14,356                 14,349
 Treasury stock at cost, 697,228 shares on March 31,
     1997, 661,260 shares on December 31, 1996, and
     472,912 shares on March 31, 1996              (21,200)       (19,538)               (12,651)
 Surplus                                            93,887         93,527                 93,465
 Retained earnings                                  67,501         63,358                 53,922
  Net unrealized holding (losses) gains on
     available for sale securities                  (3,934)           214                    (78)
 TOTAL STOCKHOLDERS' EQUITY                        150,649        151,917                149,007
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                 $   2,121,325    $ 2,087,112          $   1,903,580
 See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
                CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share data)
                            Unaudited

                                                         Three Months Ended
                                                              March 31
                                                  1997               1996
INTEREST INCOME
  Interest and fees on loans and loans
    held for sale:
     Taxable                                      $   19,677         $   17,528
     Tax exempt                                          561                367
  Deposits with banks                                     28                 17
  Federal funds sold and securities
     purchased under agreements to resell                  -                  6
  Investment securities:
     Available for sale                                7,875              6,862
     Held to maturity                                  9,200              7,855
  Assets held in trust for collateralized
     mortgage obligation                                  97                132
           Total Interest Income                      37,438             32,767
INTEREST EXPENSE
  Deposits                                            10,326             10,694
  Federal funds purchased and securities
     sold under agreements to repurchase               1,326                657
  Other short-term borrowings                            969                390
  Advances from Federal Home Loan Bank                 8,193              6,320
  Collateralized mortgage obligation                      88                135
  Long-term debt                                          31                 71
           Total Interest Expense                     20,933             18,267

NET INTEREST INCOME                                   16,505             14,500
  Provision for loan losses                               23                 23
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                     16,482             14,477

NON-INTEREST INCOME
  Trust fees                                           1,000                919
  Net realized gains (losses) on investment
     securities                                          102                255
  Net gains on loans held for sale                       275                235
  Wholesale cash processing fees                         283                267
  Service charges on deposit accounts                    817                760
  Net mortgage servicing fees                            572                507
  Bank owned life insurance                              384                419
  Other income                                         1,190              1,168
           Total Non-Interest Income                   4,623              4,530

NON-INTEREST EXPENSE
  Salaries and employee benefits                       6,929              6,119
  Net occupancy expense                                1,127              1,144
  Equipment expense                                      872                875
  Professional fees                                      764                684
  Supplies, postage, and freight                         652                648
  Miscellaneous taxes and insurance                      378                366
  FDIC deposit insurance expense                         (87)               166
  Amortization of goodwill and core deposit
      intangibles                                        589                591
  Other expense                                        1,982              1,718
           Total Non-Interest Expense             $   13,206         $   12,311

                     CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE

                                                         Three Months Ended
                                                               March 31
                                                   1997               1996
INCOME BEFORE INCOME TAXES                              7,899              6,696
  Provision for income taxes                            2,231              1,753

NET INCOME                                       $      5,668         $    4,943

PER COMMON SHARE DATA:
  Primary:
     Net income                                    $     1.10         $     0.93
     Average number of common shares outstanding    5,146,014          5,312,157
  Fully Diluted:
     Net income                                    $     1.10         $     0.93
     Average number of common shares outstanding    5,146,014          5,312,423
  Cash Dividend Declared                           $     0.30         $     0.27

See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In thousands)
                            Unaudited

                                                                                 Net
                                                                                 Unrealized
                                                                                 Holding
                          Preferred   Common     Treasury              Retained  Gains
                          Stock       Stock      Stock       Surplus   Earnings  (Losses)      Total
Balance December 31,
   1995                  $        -   $ 14,334   $(11,007)   $ 93,361  $ 50,401  $      3,403  $150,492
Net Income                        -          -          -           -     4,943             -     4,943
Dividend reinvestment
   and stock
   purchase plan                  -         15          -         104         -             -       119
Net unrealized holding
   gains (losses) on
   investment
   securities                     -          -          -           -         -        (3,481)   (3,481)
Treasury Stock, 49,700
   shares at cost                 -          -     (1,644)          -         -             -    (1,644)
Cash dividends
   declared:
   Common stock
   ($0.27 per share
   on 5,266,539
   shares)                        -          -          -           -    (1,422)            -    (1,422)
Balance March 31,
   1996                  $        -    $14,349   $(12,651)   $ 93,465  $ 53,922   $       (78)  $149,007

Balance December 31,
   1996                  $        -    $ 14,356  $(19,538)   $ 93,527  $ 63,358   $        214  $151,917
Net Income                        -           -         -           -     5,668              -     5,668
Dividend reinvest
   ment and stock
   purchase plan                  -          39         -         360         -              -       399
Net unrealized
   holding gains
   (losses) on
   investment
   securities                     -           -         -           -         -         (4,148)   (4,148)
Treasury Stock, 35,968
   shares at cost                 -           -    (1,662)          -         -              -    (1,662)
Cash dividends
   declared:
   Common stock
   ($0.30 per share
   on 5,085,429
   shares)                        -           -         -            -   (1,525)             -    (1,525)
Balance March 31,
   1997                  $        -    $ 14,395  $(21,200)    $ 93,887 $ 67,501   $     (3,934) $150,649


See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                            Unaudited

                                                          Three Months Ended
                                                                March 31
                                                       1997                1996
OPERATING ACTIVITIES
      Net income                                       $    5,668          $    4,943
      Adjustments to reconcile net income to net cash
            provided by operating activities:
         Provision for loan losses                             23                  23
         Depreciation and amortization expense                610                 660
         Amortization expense of goodwill and core
            deposit intangibles                               589                 591
         Amortization expense of mortgage servicing
            rights                                            399                 370
         Net (accretion) amortization of investment
            securities                                        (32)                 63
         Net realized gains on investment securities         (102)               (255)
         Net realized gains on loans and loans held
            for sale                                         (275)               (235)
         Origination of mortgage loans held for sale      (50,891)            (36,710)
         Sales of mortgage loans held for sale             56,179              42,282
         Decrease in accrued income receivable                449                  91
         Increase (decrease) in accrued expense payable       926              (2,110)
      Net cash provided by operating activities            13,543               9,713

INVESTING ACTIVITIES
         Purchases of investment securities and
            other short-term investments                 (164,929)           (165,167)
         Proceeds from maturities of investment
            securities and other short-term investments    44,578              49,755
         Proceeds from sales of investment securities
            and other short-term investments               98,709              84,961
         Long-term loans originated                       (83,789)            (81,021)
         Loans held for sale                               (8,782)             (6,917)
         Principal collected on long-term loans            78,290              76,293
         Loans purchased or participated                   (1,087)               (200)
         Loans sold or participated                             -                  50
      Net decrease (increase) in credit card receivable
         and other short-term loans                           836                (113)
         Purchases of premises and equipment                 (311)               (355)
         Sale/retirement of premises and equipment              7                   -
         Net decrease in assets held in trust for
           collateralized mortgage obligation                 227                 424
         Net increase mortgage servicing rights            (2,265)               (210)
         Net decrease in other assets                         459                 650
  Net cash used by investing activities                   (38,057)            (41,850)

FINANCING ACTIVITIES
         Proceeds from sales of certificates of deposit    79,128              66,958
         Payments for maturing certificates of deposits   (56,481)            (69,509)
         Net decrease in demand and savings deposits       (7,080)             (5,353)
         Net decrease in federal funds purchased,
            securities sold under agreements to
            repurchase, and other short-term borrowings    (1,184)             (1,811)
         Net principal borrowings of advances from
            Federal Home Loan Bank                         20,235              30,678
         Principal borrowings on long-term debt             5,068                   -
      Repayments of long-term debt                         (3,450)               (228)
         Common stock cash dividends paid                  (2,541)                  -
         Proceeds from dividend reinvestment, stock
            purchase plan, and stock options exercised        399                 119
         Purchases of treasury stock                       (1,662)             (1,644)
         Net decrease in other liabilities                   (667)               (354)
      Net cash provided by financing activities            31,765              18,856

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                 7,251             (13,281)

CASH EQUIVALENTS AT JANUARY 1                              44,401              60,168

CASH EQUIVALENTS AT MARCH 31                             $ 51,652            $ 46,887
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

     The consolidated financial statements include the accounts of USBANCORP, Inc. (the "Company") and its wholly-owned subsidiaries, United States National Bank in
Johnstown ("U.S. Bank"), Three Rivers Bank and Trust
Company ("Three Rivers Bank"), Community Bancorp, Inc.
("Community"), USBANCORP Trust Company ("Trust Company"),
UBAN Associates, Inc., ("UBAN Associates") and United
Bancorp Life Insurance Company ("United Life"). In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, loan policy, and marketing. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

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

     With respect to the unaudited consolidated financial information of the Company for the three month periods ended March 31, 1997, and 1996, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated April 18, 1997, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1996, numbers are derived from audited financial statements.

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's "Annual Report and Form 10-K" for the year ended December 31, 1996.

3.   Earnings Per Common Share

     The Company uses the treasury stock method to calculate common stock equivalent shares outstanding for purposes of determining both primary and fully diluted earnings per share. Primary earnings per share amounts are computed by dividing net income, after deducting preferred stock dividend requirements, (if any), by the weighted average number of common stock and common stock equivalent shares outstanding. Treasury shares are treated as retired for earnings per share purposes. In the first quarter of 1997 the Financial Accounting
Standards Board issued SFAS 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. This statement is effective for periods ending after December 15, 1997. The Company believes that the adoption of this standard will not have a material impact on the Company's financial statements.

4.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The
Company made $1,186,000 in income tax payments in the first quarter of 1997 as compared to $1,011,000 for the first three months of 1996. Total interest expense paid amounted to $20,007,000 in 1997's first three months compared to $20,377,000 in the same 1996 period.

5.     Investment Securities

     The Company uses Statement of Financial Accounting
Standards ("SFAS") 115, "Accounting for Certain
Investments in Debt and Equity Securities," which specifies a methodology for the classification of securities as either held to maturity, available for sale, or as trading assets. Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy.
These available for sale securities are reported at fair value with unrealized aggregate appreciation/(depreciation) excluded from income and credited/(charged) to a separate component of shareholders' equity on a net of tax basis. Any security classified as trading assets are reported at fair value with unrealized aggregate appreciation/ (depreciation) included in current income on a net of tax basis. The
Company presently does not engage in trading activity.
Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.
The book and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale:

                                             March 31, 1997
                                             Gross        Gross
                                 Book        Unrealized   Unrealized    Market
                                 Value       Gains        Losses        Value
  U.S. Treasury                  $ 10,939    $        85  $       (30)  $ 10,994
  U.S. Agency                      19,222              -         (412)    18,810
  State and municipal              21,296            407           (5)    21,698
  U.S. Agency mortgage-backed
     securities                   356,422            860       (6,624)   350,658
  Other securities<F1>             35,872              -            -     35,872
       Total                     $443,751     $    1,352  $    (7,071)  $438,032

<F1>Other investment securities include corporate notes
and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity:

                                                 March 31, 1997
                                               Gross       Gross
                                   Book        Unrealized  Unrealized   Market
                                   Value       Gains       Losses       Value
  U.S. Treasury                    $  10,296   $       -   $      (72)  $  10,224
  U.S. Agency                         27,479           -         (544)     26,935
  State and municipal                115,062       1,084         (567)    115,579
  U.S. Agency mortgage-backed
     securities                      423,712       1,332       (5,809)    419,235
  Other securities<F1>                 3,027          75           (4)      3,098
       Total                        $579,576   $   2,491   $   (6,996)  $ 575,071

Investment securities available for sale:

                                                 December 31, 1996
                                               Gross       Gross
                                    Book       Unrealized  Unrealized   Market
                                    Value      Gains       Losses       Value
  U.S. Treasury                     $  10,934  $     147   $      (21)  $ 11,060
  U.S. Agency                           4,224         12          (39)     4,197
  State and municipal                  21,772        524           (1)    22,295
  U.S. Agency mortgage-backed
     securities                       382,384      2,459       (2,385)   382,458
  Other securities<F1>                 35,880          -            -     35,880
       Total                        $ 455,194  $   3,142   $   (2,446)  $455,890

Investment securities held to maturity:

                                                 December 31, 1996
                                               Gross       Gross
                                    Book       Unrealized  Unrealized   Market
                                    Value      Gains       Losses       Value
  U.S. Treasury                     $  10,198  $       4   $      (13)  $ 10,189
  U.S. Agency                          27,468        113          (29)    27,552
  State and municipal                 110,287      1,624         (308)   111,603
  U.S. Agency mortgage-backed
     securities                       395,199      3,937       (2,281)   396,855
  Other securities<F1>                  3,166         62            -      3,228
       Total                        $ 546,318  $   5,740   $   (2,631)  $549,427

<F1>Other investment securities include corporate notes
and bonds, asset-backed securities, and equity securities.

     All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method and are included in "Net realized gain (losses) on investment securities," in the Consolidated Statement of Income.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's
Investor's Service or Standard & Poor's rating of "A."
At March 31, 1997, 98.6% of the portfolio was rated "AAA" and 98.7% "AA" or higher as compared to 97.6% and 98.0%, respectively, at March 31, 1996. Approximately 1.0% of the portfolio was rated below "A" or unrated on March 31, 1997.

     The Company may sell covered call options on securities held in the available for sale investment portfolio. At the time a call is written, the Company records a liability equal to the premium fee received.
The call liability is marked to market monthly and the offset is made to earnings. During the first quarter of 1997, there was $25,000 of income generated on call options. As of March 31, 1997, there were no written open call options. The Company limits total covered call options outstanding at any time to $25 million of available for sale securities.

6.     Loans Held for Sale

     At March 31, 1997, $8,782,000 of newly originated 30 year fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. Servicing rights are generally retained on sold loans. The residential mortgage loans held for sale are carried at the lower of aggregate amortized cost or market value. Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated
Statement of Income.

7.     Loans

     The loan portfolio of the Company consists of the following (in thousands):

                                    March 31        December 31     March 31
                                    1997            1996            1996

     Commercial                     $149,266        $138,008        $109,151
     Commercial loans secured
        by real estate               278,871         266,700         194,067
     Real estate - mortgage          412,364         414,003         405,981
     Consumer                        105,011         111,025         127,552
        Loans                        945,512         929,736         836,751
     Less:  Unearned income            5,195           4,819           2,680
     Loans, net of unearned
        income                      $940,317        $924,917        $834,071

     Real estate-construction loans were not material at these presented dates and comprised 1.8% of total loans net of unearned income at March 31, 1997. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

     An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                      Three Months Ended         Year Ended
                                           March 31              December 31
                                      1997         1996          1996
Balance at beginning of period        $ 13,329     $ 14,914      $ 14,914
Charge-offs:
     Commercial                             10          221         1,705
     Real estate-mortgage                   49           29           156
     Consumer                              241          206           746
     Total charge-offs                     300          456         2,607
Recoveries:
     Commercial                             53          160           527
     Real estate-mortgage                   22            2           108
     Consumer                               79           77           297
     Total recoveries                      154          239           932
Net charge-offs                            146          217         1,675
Provision for loan losses                   23           23            90
Balance at end of period              $ 13,206     $ 14,720      $ 13,329

As a percent of average loans
     and loans held for
     sale, net of unearned
     income:
     Annualized net charge-offs           0.06%        0.11%        0.20%
     Annualized provision for
        loan losses                       0.01         0.01         0.01
Allowance as a percent of loans
     and loans held for sale, net
     of unearned income at period
     end                                  1.39         1.75         1.42
Allowance as a multiple of
     annualized net charge-offs,
     at period end                       22.30X       16.87X        7.96X
Total classified loans                 $21,044      $26,783      $24,027
Dollar allocation of reserve
     to general risk                     6,398        7,020        6,984
Percentage allocation of
     reserve to general risk             48.45%       47.69%       52.40%

(For additional information, refer to the "Provision for Loan
Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations on pages 28 and 31, respectively.)

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

     At March 31, 1997, the Company had loans totalling
$2,271,000 and $2,098,000 being specifically identified as impaired and a corresponding allocation reserve of $1,260,000 and $1,311,000 at March 31, 1997, and March
31, 1996, respectively. The average outstanding balance for loans being specifically identified as impaired was $2,281,000 for the first quarter of 1997 compared to $2,163,000 for the first quarter of 1996. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first quarter of 1997 or 1996.

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

                          March 31, 1997         December 31, 1996         March 31, 1996
                                    Percent of                Percent of             Percent of
                                    Loans in                  Loans in               Loans in
                                    Each                      Each                   Each
                                    Category                  Category               Category
                          Amount    to Loans     Amount       to Loans     Amount    to Loans
Commercial                $ 1,415    15.7%       $ 1,826       14.7%       $ 2,746    12.9%
Commercial
  loans secured
  by real estate            2,856    29.4          2,796       28.4          2,702    23.0
Real Estate -
  mortgage                    400    44.4            472       45.6            338    49.0
Consumer                      877    10.5            959       11.3            603    15.1
Allocation to
  general risk              6,398       -          6,984          -          7,020       -
Allocation for
  impaired loans            1,260       -            292          -          1,311       -
     Total                $13,206   100.0%       $13,329      100.0%       $14,720   100.0%

     Even though real estate-mortgage loans comprise approximately 44% of the Company's total loan portfolio, only $400,000 or 3.0% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

     At March 31, 1997, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 8.)

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

     The following table presents information concerning non-performing assets (in thousands, except percentages):

                            March 31         December 31          March 31
                              1997               1996               1996
Non-accrual loans           $ 6,846          $6,365               $6,891
Loans past due 90
   days or more               3,040           2,043                1,320
Other real estate owned         524             263                  636
Total non-performing
    assets                  $10,410          $8,671               $8,847

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate
   owned                      1 .10%          0.92%                1.05%

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

                                      Three Months Ended
                                          March 31
                                        1997     1996
Interest income due in accordance
   with original terms                 $ 144     $ 171

Interest income recorded                 (30)       (3)
Net reduction in
   interest income                     $ 114     $ 168


11.     Incentive Stock Option Plan

     In 1991, the Company's Board of Directors adopted an
Incentive Stock Option Plan(the "Plan") authorizing the grant of options covering 128,000 shares of common stock.
In April 1995, the Company amended the Plan to increase the number of shares available for issuance thereunder from 128,000 to 285,000 shares. Under the Plan, options can be granted (the "Grant Date") to employees with executive, managerial, technical, or professional responsibility as selected by a committee of the board of directors. The Company accounts for this Plan under APB
Opinion 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized.
The option price at which a stock option may be exercised shall be a price as determined by the board committee but shall not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed
10 years. Had compensation cost for these plans been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                           March 31,        December 31,        March 31,
                           1997             1996                1996
                              (In thousands, except per share data)
Net Income
    As Reported            $5,668           $20,019             $4,943
    Pro Forma               5,627            19,810              4,910
Primary Earnings Per Share
    As Reported            $ 1.10           $  3.83             $ 0.93
    Pro Forma                1.09              3.79               0.92
Fully Diluted Earnings
    Per Share
    As Reported            $ 1.10           $  3.81             $ 0.93
    Pro Forma                1.09              3.77               0.92

     Because SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future periods.

     On or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised.

     A summary of the status of the Company's Stock
Option Plan at March 31, 1997 and 1996, and December 31,
1996, and changes during the quarter and year then ended is presented in the table and narrative following:

                         March 31, 1997      December 31, 1996     March 31, 1996
                                Weighted              Weighted             Weighted
                                Average                Average             Average
                                Exercise               Exercise            Exercise
                      Shares    Price       Shares     Price      Shares   Price
Outstanding at
  beginning of year   175,258   $28.11      105,821    $24.34     105,821  $24.34
    Granted             1,500    42.95       78,000     32.56      78,000   32.56
    Exercised         (15,893)   25.10       (8,563)    22.87      (5,750)  20.77
Outstanding at
  end of period       160,865    28.54      175,258     28.11     178,071   28.05
Exercisable at
  period end           78,918    26.27       54,280     23.29      53,540   23.34
Weighted average
  fair value of
  options granted
  since 1-1-95                    7.03                   6.99                6.98

     A total of 78,918 of the 160,865 options outstanding
at March 31, 1997, have exercise prices between $17.25
and $32.56, with a weighted average exercise price of
$26.27 and a weighted average remaining contractual life
of 7.5 years.   All of these options are exercisable.
The remaining 81,947 options have exercise prices between $21.25 and $42.95, with a weighted average exercise price of $30.73 and a weighted average remaining contractual life of 8.7 years.

     In the first quarter of 1997, one option grant totalling 1,500 shares was issued, compared to one option grant totalling 78,000 shares for the same 1996 period.
The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for grants in the presented 1997 and 1996 periods, respectively: risk-free interest rate 6.49% and 5.49%; expected dividend yields
3.25% for both periods; expected lives 7 years for both periods; expected volatility 20.96% and 21.28%.

12.     Off-Balance Sheet Hedge Instruments

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

     Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions outstanding as of March 31, 1997, are as follows:

     Borrowed Funds Hedges

     The Company has entered into several interest rate swaps to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice every 30 to 90 days are being used to fund fixed-rate agency mortgage-backed securities with a two year duration. Under these swap agreements, the Company pays a fixed rate of interest and receives either 30 day Libor which resets monthly or 90 day Libor which resets quarterly. The following table summarizes the interest rate swap transactions which impacted the Company s first quarter 1997 performance:

                                           Fixed     Floating    Impact
     Notional     Start     Termination    Rate      Rate        On Interest
     Amount       Date      Date           Paid      Received    Expense
     $60,000,000  3-16-95   3-16-97        6.93%     5.54%       $184,000
      25,000,000  9-29-95   9-29-97        6.05      5.57          28,000
      40,000,000  3-17-97   3-15-99        6.19      5.44          15,000

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties in the interest rate swap agreements is remote.
     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a maximum notional amount outstanding of $250 million for interest rate swaps, and a maximum notional amount outstanding of $250 million for interest rate caps/floors. The Company had no interest rate caps or floors outstanding at March 31, 1997, or March 31, 1996.

13.     Goodwill and Core Deposit Intangible Assets

     USBANCORP's balance sheet shows both tangible assets
(such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $16.5 million of goodwill and $4.4 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994
Johnstown Savings Bank acquisition ($25.9 million) and the 1993 Integra Branches acquisition ($1.2 million).

     The Company is amortizing core deposit intangibles over periods ranging from five to ten years while goodwill is being amortized over a 15 year life. The straight-line method of amortization is being used for both of these categories of intangibles. The amortization expense of these intangible assets reduced first quarter
1997 fully diluted earnings per share by $0.10. It is important to note that this intangible amortization expense is not a cash outflow. The following table reflects the future amortization expense of the intangible assets (in thousands):

                      Remaining 1997        $ 1,755
                                1998          2,170
                                1999          2,014
                                2000          1,904
                                2001          1,865
                          2002 and after     11,181

     A reconciliation of the Company's intangible asset balances for the first three months of 1997 is as follows
(in thousands):

             Total goodwill & core deposit
               intangible assets at  12/31/96        $21,478
             Intangible amortization expense
               through 3/31/97                          (589)

             Total goodwill & core deposit
               intangible assets at 3/31/97          $20,889

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

14.     Federal Home Loan Bank Borrowings

     Total FHLB borrowings consist of the following at March 31, 1997, (in thousands, except percentages):

      Type           Maturing             Amount        Weighted
                                                        Average
                                                        Rate

   Advances and      1997                 $ 299,023     5.59%
      wholesale      1998                   255,786     5.23
      repurchase     1999                    76,250     5.90
      agreements     2000                     3,750     6.15
                     2001                    10,126     8.22
                  2002 and after             12,250     6.92

   Total Advances and                       657,185     5.55
      wholesale repurchase
      agreements

   Total FHLB Borrowings                   $657,185     5.55%

     All of the above borrowings bear a fixed rate of interest, with the only exceptions being the Flexline whose rate can change daily. All FHLB stock along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings. During the first quarter of 1997 and as reflected in the above table, the Company extended $75 million of FHLB borrowings from a 30 day maturity to a one year term at a fixed cost of 5.43% and $75 million of borrowings from a 90 day maturity to a two year term at a fixed cost of 5.90%.

15.     Capital

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes that as of March 31, 1997, the Company meets all capital adequacy requirements to which it is subject.

     As of March 31, 1997, and 1996, as well as, December
31, 1996, the Federal Reserve categorized the Company as
"Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's classification category.

                                                                     To Be Well
                                                                     Capitalized Under
                                              For Capital            Prompt Corrective
As of March 31, 1997           Actual         Adequacy Purposes      Action Provisions
                           Amount     Ratio    Amount      Ratio     Amount        Ratio
                                             (In thousands, except ratios)
Total Capital (to Risk
  Weighted Assets)
    Consolidated           $146,032   14.18%   $ 82,403    8.00%     $103,004      10.00%
    U.S. Bank                88,771   15.69      45,255    8.00        56,569      10.00
    Three Rivers Bank        32,801   13.98      18,775    8.00        23,468      10.00
    Community Savings Bank   30,039   13.14      18,291    8.00        22,864      10.00
Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated            133,694   12.98      41,201    4.00        61,802       6.00
    U.S. Bank                81,700   14.44      22,627    4.00        33,941       6.00
    Three Rivers Bank        30,197   12.87       9,387    4.00        14,081       6.00
    Community Savings Bank   27,718   13.14       9,145    4.00        13,718       6.00
Tier 1 Capital (to Average
  Assets)
    Consolidated            133,694    6.43      83,126    4.00       103,907       5.00
    U.S. Bank                81,700    6.79      48,165    4.00        60,206       5.00
    Three Rivers Bank        30,197    6.52      18,527    4.00        23,159       5.00
    Community Savings Bank   27,718    6.77      16,391    4.00        20,489       5.00

                                                                     To Be Well
                                                                     Capitalized Under
                                                For Capital          Prompt Corrective
As of December 31, 1996        Actual           Adequacy Purposes    Action Provisions
                             Amount    Ratio     Amount    Ratio     Amount        Ratio
                                        (In thousands, except percentages)
Total Capital (to Risk
  Weighted Assets)
    Consolidated            $142,832   14.16%   $ 80,683   8.00%     $100,853      10.00%
    U.S. Bank                 86,087   15.47      44,505   8.00        55,631      10.00
    Three Rivers Bank         31,878   13.55      18,818   8.00        23,523      10.00
    Community Savings Bank    29,287   13.52      17,334   8.00        21,668      10.00
Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated             130,225   12.91      40,341   4.00        60,512       6.00
    U.S. Bank                 79,133   14.22      22,252   4.00        33,379       6.00
    Three Rivers Bank         29,281   12.45       9,409   4.00        14,114       6.00
    Community Savings Bank    26,579   12.27       8,667   4.00        13,001       6.00
Tier 1 Capital (to Average
  Assets)
    Consolidated             130,225    6.51      79,966   4.00        99,958       5.00
    U.S. Bank                 79,133    6.91      45,790   4.00        57,238       5.00
    Three Rivers Bank         29,281    6.44      18,174   4.00        22,718       5.00
    Community Savings Bank    26,579    6.65      15,986   4.00        19,982       5.00

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")

 .....PERFORMANCE OVERVIEW.....The Company's net income
for the first quarter of 1997 totalled $5,668,000 or $1.10 per share on a fully diluted basis. The Company's net income for the first quarter of 1996 totalled
$4,943,000 or $0.93 per share on a fully diluted basis.
The 1997 results reflect a $725,000 or 14.7% earnings increase and a $0.17 or 18.3% improvement in fully diluted earnings per share when compared to the 1996 first quarter results. For the first quarter of 1997, the Company's return on average equity increased by 178 basis points to 14.92% while the return on average assets increased by four basis points to 1.10%.

     The Company's improved financial performance was due to increased revenue generated from its core banking business. Specifically, net interest income increased by $2.0 million or 13.8% while total non-interest income grew by $93,000 or 2.0%. This increased revenue more than offset higher non-interest expense which resulted from additional investment in the infrastructure of the organization. Total non-interest expense was $895,000 or 7.3% higher in the first quarter of 1997. The Company's earnings per share were also enhanced by the repurchase of its common stock because there were 166,000 fewer average fully diluted shares outstanding in the first quarter of 1997, when compared to the first quarter of 1996. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

Presented on this page was a graph of Fully Diluted Earnings
Per Share for the past seven quarters.  The data points were;
$1.10, 1.06, 0.82, 1.01, 0.93, 0.77, and 0.72, respectively.

                                     Three Months Ended   Three Months Ended
                                     March 31, 1997       March 31, 1996
 Net income                          $ 5,668              $ 4,943
 Fully diluted earnings per share       1.10                 0.93
 Return on average assets               1.10%                1.06%
 Return on average equity              14.92                13.14
 Average fully diluted common
    shares outstanding                 5,146                5,312

 .....NET INTEREST INCOME AND MARGIN.....The Company's
net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table compares the Company's net interest income performance for the first quarter of 1997 to the first quarter of 1996 (in thousands, except percentages):

                            Three Months Ended
                                 March 31
                            1997          1996       $ Change    % Change
Interest income             $ 37,438      $ 32,767      4,671        14.3
Interest expense              20,933        18,267      2,666        14.6
Net interest income           16,505        14,500      2,005        13.8
Tax-equivalent
   adjustment                    748           768        (20)       (2.6)
Net tax-equivalent
   interest income          $ 17,253      $ 15,268      1,985        13.0

Net interest margin             3.48%         3.49%     (0.01)%       N/M

N/M  Not meaningful.

     USBANCORP's net interest income on a tax-equivalent basis increased by $2.0 million or 13.0% due to growth in earning assets and a relatively stable net interest margin performance. Total earning assets were $226 million higher in the first quarter of 1997 with this growth in earning assets almost evenly distributed between investment securities and loans. The Company s loan to deposit ratio averaged 82.6% in the first quarter of 1997 compared to an average of 71.4% in the first quarter of 1996. A seventh consecutive quarter of loan growth fueled the improvement in the loan-to-deposit ratio and was a key factor contributing to the relatively stable net interest margin performance of 3.48%. The overall balanced growth in the earning asset base was one important strategy used by the Company to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital
Resources) and to limit net interest income variability to plus or minus 7.5% (see further discussion under Interest Rate Sensitivity).

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first quarter of 1997 increased by $4.7 million or 13.9% when compared to the same 1996 period. This increase was due primarily to a $226 million or 13.1% increase in total average earning assets which caused interest income to rise by $4.4 million. This increase in average earning assets reflects $117 million of growth in investment securities and a $110 million increase in total average loans. The remainder of the increase in interest income was caused by an eight basis point improvement in the earning asset yield to 7.80%. Within the earning asset base, the yield on total investment securities increased by 11 basis points to 6.95% while the yield on the total loan portfolio increased by six basis points to 8.68%. The higher investment securities yield resulted from modest extension of the portfolio as the duration of total investment securities portfolio was 47 months at March 31, 1997, compared to a duration of 43 months at March 31, 1996. The loan yield improvement resulted from a continued mix shift in the loan portfolio composition away from fixed-rate residential mortgage loans to higher yielding commercial and commercial mortgage loans. Total commercial and commercial mortgage loans comprised 45.1% of total loans at March 31, 1997, compared to 35.9% at March 31, 1996. Residential mortgage loans comprised 44.4% of total loans at March
31, 1997, compared to 49.0% at March 31, 1996.  The
higher commercial loan totals resulted from increased production from both small business(loans less than $250,000) and middle market lending due to more effective sales efforts.

     The Company's total interest expense for the first quarter of 1997 increased by $2.7 million or 14.6% when compared to the same 1996 period. This higher interest expense was due primarily to a $216 million increase in average interest bearing liabilities which caused interest expense to rise by $2.5 million. Within the liability mix, total borrowed funds increased by $245 million in order to fund greater balance sheet leverage and replace a $29 million outflow in interest bearing deposits. For the first quarter of 1997, the Company's total level of short-term borrowed funds and FHLB advances averaged $764 million or 36.4% of total assets compared to an average of $517 million or 27.6% of total assets for the first quarter of 1996. These borrowed funds had an average cost of 5.57% in the first quarter of 1997 which was 140 basis points greater than the average cost of deposits which amounted to 4.17%. This greater dependance on borrowings to fund the earning asset base was a key factor responsible for the seven basis point increase in the total cost of interest bearing liabilities from 4.70% in the first quarter of 1996 to 4.77% in the first quarter of 1997.

     It is recognized that interest rate risk does exist, particularly in a rising interest rate environment, from this use of borrowed funds to leverage the balance sheet.
To neutralize a portion of this risk, the Company has executed a total of $65 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note
12.)

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

Three Months Ended March 31 (In thousands, except percentages)

                                         1997                                     1996
                                         Interest                                 Interest
                            Average      Income/      Yield/        Average       Income/    Yield/
                            Balance      Expense      Rate          Balance       Expense    Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income        $   937,813  $ 20,434     8.68%         $  827,493    $ 18,027   8.62%
   Deposits with banks            3,249        28     3.51               1,896          17   3.52
  Federal funds sold
     and securities
     purchased under
     agreement to resell             39         -     4.81                 383           6   5.96
   Investment securities:
     Available for sale         441,251     7,959     7.21             418,442       7,093   6.78
     Held to maturity           573,682     9,668     6.74             479,567       8,260   6.89
     Total investment
         securities           1,014,933    17,627     6.95             898,009      15,353   6.84
   Assets held in trust for
      collateralized
      mortgage obligation         5,182        97     7.61               6,954         132   7.61
Total interest earning
   assets/interest income     1,961,216    38,186     7.80           1,734,735      33,535   7.72
Non-interest earning assets:
   Cash and due from banks       33,759                                 35,085
   Premises and equipment        18,086                                 18,518
   Other assets                  99,287                                101,239
   Allowance for loan losses    (13,311)                               (14,875)
TOTAL ASSETS                 $2,099,037                             $1,874,702

                     CONTINUED ON NEXT PAGE

THREE MONTHS ENDED MARCH 31
CONTINUED FROM PREVIOUS PAGE

                                          1997                                    1996
                                          Interest                                Interest
                            Average       Income/      Yield/       Average       Income/    Yield/
                            Balance       Expense      Rate         Balance       Expense    Rate
Interest bearing
   liabilities:
   Interest bearing
      deposits:
   Interest bearing
      demand                $   89,787    $    219      0.99%       $   97,539    $   246    1.01%
   Savings                     193,004         804      1.69           215,716        908    1.69
   Money markets               152,882       1,367      3.63           137,399      1,123    3.29
   Other time                  569,773       7,936      5.65           583,348      8,417    5.80
   Total interest bearing
      deposits               1,005,446      10,326      4.17         1,034,002     10,694    4.16
   Short term borrowings:
      Federal funds
        purchased, secur-
        ities sold under
        agreements to
        repurchase and other
        short-term
        borrowings             172,981        2,295     5.31            85,992      1,047    4.82
   Advances from Federal
      Home Loan Bank           590,747        8,193     5.63           431,080      6,320    5.90
   Collateralized mortgage
      obligation                 4,599           88     7.74             6,395        135    8.49
   Long-term debt                5,269           31     2.40             5,623         71    5.08
Total interest bearing
   liabilities/interest
   expense                   1,779,042       20,933     4.77         1,563,092     18,267    4.70
Non-interest bearing
   liabilities:
   Demand deposits             138,627                                 135,065
   Other liabilities            27,290                                  25,221
   Stockholders' equity        154,078                                 151,324
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                   $2,099,037                              $1,874,702

Interest rate spread                                    3.04                                 3.02
Net interest income/
   net interest margin                       17,253     3.48%                      15,268    3.49%
Tax-equivalent adjustment                      (748)                                 (768)
Net Interest Income                         $16,505                               $14,500

 ....PROVISION FOR LOAN LOSSES.....The Company's provision
for loan losses for the first quarter of 1997 totalled
$23,000 or 0.01% of average total loans which equalled the provision level experienced in the 1996 first quarter. The Company s net charge-offs amounted to $146,000 or 0.06% of average loans in the first quarter of 1997 compared to net charge-offs of $217,000 or 0.11% of average loans in the 1996 first quarter. The strength of the allowance for loan losses at each of the Company s banking subsidiaries supported continued low loan loss provision levels. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis. At March 31, 1997, the allowance for loan losses at each of the Company's banking subsidiaries was in compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the systematically determined minimum reserve need. In total, the Company's general unallocated reserve was $6.4 million at March 31, 1997, or 48.5% of the allowance for loan losses. Additionally, the low provision level was also supported by a favorable downward trend in substandard and doubtful classified asset categories experienced over the past two year period. Total classified loans dropped by $5.7 million or 21.4% from $26.8 million at March 31, 1996, to $21.0 million at March 31, 1997.

 .....NON-INTEREST INCOME.....Non-interest income for the
first quarter of 1997 totalled $4.6 million which represented a $93,000 or 2.0% increase when compared to the same 1996 period. This increase was primarily due to the following items:

 an $81,000 or 8.8% increase in trust fees to $1 million in the first quarter of 1997. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust
 Company's business throughout western Pennsylvania.

 a $153,000 reduction in gains realized on the sale of investments securities available for sale due to fewer security transactions in the first quarter of 1997.

 a $57,000 or 7.5% increase in deposit service charges to $817,000. This increase resulted primarily from fewer waivers of overdraft charges due to enhanced monitoring techniques and pricing increases on several demand deposit account related services.

 a $65,000 or 12.8% increase in net mortgage servicing fee income to $572,000. This amount resulted from $971,000 of mortgage servicing fees net of $399,000 of amortization expense of the cost of purchased and originated mortgage servicing rights. The increase in earnings between years was due to higher revenue generated from the servicing of an additional $262 million in loans during the first quarter of 1997.

 .....NON-INTEREST EXPENSE.....Non-interest expense for
the first quarter of 1997 totalled $13.2 million which represented an $895,000 or 7.3% increase when compared to the same 1996 period. This increase was primarily due to the following items:

 an $810,000 increase in salaries and employee benefits due to 16 additional full time equivalent employees ("FTE"), merit pay increases and the reinstatement of salary rollbacks, higher profit sharing expense, and increased hospitalization premiums.

 an $80,000 increase in professional fees due to higher legal and other professional fees in the first quarter of 1997.

 a $253,000 decrease in FDIC deposit insurance expense due to a reduction in the premium assessment rate on deposits covered by the Savings Association
 Insurance Fund( SAIF ). The Company also benefitted from a $100,000 refund of a portion of the special assessment paid in the fourth quarter of 1996.

 a $264,000 increase in other expense due to higher telecommunication costs, employee training costs, advertising expense and outside processing fees.

 .....INCOME TAX EXPENSE.....The Company's provision for
income taxes for the first quarter of 1997 was $2.2 million reflecting an effective tax rate of 28.2%. The
Company's 1996 first quarter income tax provision was $1.8 million or an effective tax rate of 26.2%. The higher effective tax rate in 1997 was due to a combination of the Company s increased pre-tax earnings and reduced total tax-free asset holdings which were $10.4 million lower on average in the first quarter of 1997 as compared to the first quarter of 1996. The tax-free asset holdings consist primarily of municipal investment securities and bank owned life insurance. Net deferred income taxes of $1.1 million have been provided as of March 31, 1997, on the differences between taxable income for financial and tax reporting purposes.

 .....NET OVERHEAD BURDEN.....The Company's efficiency
ratio(non-interest expense divided by total revenue) demonstrated continued improvement as it declined from 62.2% for the first quarter of 1996 to 60.4% for the first quarter of 1997. The increased revenue generated in the first quarter of 1997 was the key factor responsible for the improved efficiency ratio. The Company is well positioned to achieve its goal of reducing this ratio to below 60% by mid-year 1997. Employee productivity ratios also continued to demonstrate improvement as total assets per employee averaged $2.8 million for the first quarter of 1997 a 9.6% increase over the $2.5 million average for the same prior year quarter. Net income per employee also increased by 12.2% to $7,500 for the first quarter of 1997.

Presented on this page was a graph of the Efficiency Ratio for the past seven quarters. The data points presented were; 60.37%, 61.41, 68.98, 60.79, 62.18, 66.92, and 67.69, respectively.

 .....BALANCE SHEET.....The Company's total consolidated
assets were $2.121 billion at March 31, 1997, compared with $2.087 billion at December 31, 1996, which represents an increase of $34 million or 1.6% due to increased leveraging of the balance sheet. During the first quarter of 1997, total loans and loans held for sale increased by approximately $9.4 million due to the previously mentioned growth in commercial and commercial mortgage loans. Consumer loans continued to decline due to net run-off experienced in the indirect auto loan portfolio as the Company has not actively pursued new loans in this low margin line of business. Total investment securities increased by $15.4 million due to purchases of mortgage-backed and municipal securities.

     Total deposits increased by $15.6 million or 1.4% since December 31, 1996, due to a successful certificate of deposit promotion which helped raise new funds with maturities of 30-36 months at a cost of approximately
6.15%. The Company's total borrowed funds position increased by $20.7 million due to additional leveraging of the balance sheet with FHLB borrowings. The Company did extend $75 million of FHLB advances from a 90 day maturity to a two year term in order to reduce short-term interest rate risk. Overall, the Company's asset leverage ratio was 6.43% at March 31, 1997, compared to 6.51% at March 31, 1996.

 .....MARKET AREA ECONOMY.....The Federal Reserve nudged
interest rates higher for the first time in two years, hoping to stifle any threat of rising inflation. The central bank characterized its increase as a prudent step that would guard against higher inflation and the risk of recession. Analysts suggested the Fed's quarter-point increase was not the end of the story, with one or two more boosts possible by the end of the year to slow the surprisingly strong economy.

     In the Pittsburgh marketplace, CityLink Airlines,
Inc., a low-fare carrier, plans to start passenger service from Pittsburgh to Dallas, Minneapolis, Newark, and Chicago. With government approval, CityLink could fill a void at Pittsburgh International Airport, where
USAir accounts for 80% of passenger traffic. CityLink will use $15 million of private financing and employ 300 people.

     In the Johnstown region, Cambria County's new $18 million prison will open this spring in the midst of what has become a rapidly expanding prison system in Cambria and Somerset counties. The area prisons employ 1,687 people. Also, the move of an Air National Guard unit from State College to Johnstown Airport will add at least
$2.5 million annually to the area's economy. Full-time employees will rise from 14 to 38. Concurrent
Technologies Corp., in Richland Township has received a five-year contract worth up to $188 million to operate 11 electronic commerce resource centers throughout the nation for the Department of Defense. This represents the largest single award made to Concurrent Technologies since its formation nine years ago.
<page 30>

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

     The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                    March 31       December 31     March 31
                                    1997           1996            1996
  Total loan delinquency
  (past due 30 to 89 days)          $17,194        $20,284         $11,647
  Total non-accrual loans             6,846          6,365           6,891
  Total non-performing assets<F1>    10,410          8,671           8,847
  Loan delinquency, as a percentage
   of total loans and loans held
   for sale, net of unearned income   1.81%          2.16%           1.38%
  Non-accrual loans, as a percentage
   of total loans and loans held
   for sale, net of unearned
   income                             0.72           0.68            0.82
  Non-performing assets, as a
   percentage of total loans and
   loans held for sale, net of
   unearned income, and other
   real estate owned                  1.10           0.92            1.05

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

     Between December 31, 1996, and March 31, 1997, total loan delinquency declined by $3.1 million causing the delinquency ratio to drop to 1.8%. The lower delinquency resulted from enhanced collection efforts on residential mortgage loans. Total non-performing assets increased by $1.7 million since year-end 1996 causing the non-performing assets to total loans ratio to increase to 1.1%. The majority of the increase in non-performing assets occurred in loans 90 days past due.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table
sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):


                                   March 31     December 31     March 31
                                   1997         1996            1996
  Allowance for loan losses        $ 13,206     $ 13,329        $ 14,720
  Amount in the allowance
     for loan losses
     allocated to "general risk"      6,398        6,984           7,020
  Allowance for loan losses as
     a percentage of each of
     the following:
       total loans and loans
         held for sale,
       net of unearned income          1.39%        1.42%           1.75%
       total delinquent loans
         (past due 30 to 89 days)      76.81        65.71         126.38
       total non-accrual loans        192.90       209.41         213.61
       total non-performing assets    126.86       153.72         166.38

     Since December 31, 1996, the balance in the allowance for loan losses has declined by $123,000 to $13.2 million due to net charge-offs exceeding the loan loss provision. The Company's allowance for loan losses at March 31, 1997, was 127% of non-performing assets and 193% of non-accrual loans. Both of these coverage ratios decreased since year-end 1996 due to the Company's higher level of non-performing assets combined with the modest drop in the allowance for loan losses. The portion of the allowance allocated to general risk declined to $6.4 million due to increased specific allocations on impaired loans.

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

     The following table presents a summary of the Company's static GAP positions (in thousands, except for the GAP ratios):

                                     March 31     December 31      March 31
                                     1997         1996             1996
    Six month cumulative GAP
        RSA........................  $   576,926  $   609,088      $ 564,681
        RSL.......................      (748,929)    (865,296)      (757,707)
    Off-balance sheet
           hedges...............          40,000       25,000         75,000
    GAP.......................       $  (132,003) $  (231,208)     $(118,026)
    GAP ratio..............                0.81X         0.72X          0.83X
    GAP as a % of total
           assets................         (6.22)%     (11.08)%        (6.20)%
    GAP as a % of total
           capital...............         (87.62)      (152.19)      (79.21)

    One year cumulative GAP
        RSA......................    $   801,118    $   840,813    $ 768,502
        RSL......................     (1,182,337)    (1,061,514)    (862,245)                               Off-balance sheet
           hedges..............           40,000              -       25,000
        GAP......................    $  (341,219)   $  (220,701)   $ (68,743)
        GAP ratio..............            0.70X          0.79X        0.92X
        GAP as a % of total
           assets...............          (16.09)%       (10.57)%      (3.61)%
        GAP as a % of total
           capital...............        (226.50)       (145.28)      (46.13)

     When March 31, 1997, is compared to December 31,
1996, the Company's six month GAP became less negative while the one year cumulative GAP ratios became more negative. The Company did extend in February 1997, $75 million of FHLB advances with a 30 day maturity out to a one year term in order to reduce short term interest rate risk. This extension reduced the negativity of the six month GAP but had no impact on the one year GAP. As separately disclosed in the above table, the hedge transactions (described in detail in Note 12) reduced the negativity of both the six month and one year GAP by $40 million.

     A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc. At March 31, 1997, the balance in these accounts totalled $432 million or 20.4% of total assets. Within the above static GAP table, approximately $152 million or 35% of the total low cost core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is consistently used for all GAP ratios presented. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that up to a 200 basis point increase in rates will not necessitate a change in the cost of these accounts.

     There are some inherent limitations in using static
GAP analysis to measure and manage interest rate risk.
For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places primary emphasis on simulation modeling to manage and measure interest rate risk. At March 31, 1997, these varied economic interest rate simulations indicated that the maximum negative variability of USBANCORP's net interest income over the next twelve month period was (4.8%) under an upward rate shock forecast reflecting a 200 basis point increase in interest rates above published economic consensus estimates. Capital impairment under this simulation was estimated to be less than (2.0%) and net income was reduced by approximately (9.1%). The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income in a rising interest rate environment. The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to plus or minus 7.5% and net income variability to plus or minus 15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve.

     Within the investment portfolio at March 31, 1997, 43% of the portfolio is currently classified as available for sale and 57% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30 year fixed-rate mortgage loans.

 .....LIQUIDITY.....Financial institutions must maintain
liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Maturing and repaying loans as well as the monthly cash flow associated with certain mortgage-backed securities are the significant sources of asset liquidity for the Company.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home
Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. Each of the Company's subsidiary banks are active borrowers with the Federal Home Loan Bank which provides the opportunity to obtain overnight to longer-term advances up to approximately 80% of their investment in assets secured by one-to-four family residential real estate. This would suggest a current total available Federal Home Loan
Bank borrowing capacity of approximately $164 million.
Furthermore, USBANCORP had available at March 31, 1997,
$6.7 million of a total $14.5 million unsecured line of credit.

     Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $7.3 million from December 31, 1996, to March 31, 1997, due primarily to $31.8 million of net cash provided by financing activities and $13.5 million of net cash provided by operating activities. This more than offset $38.1 million of net cash used by investing activities. Within investing activities, purchases of investment securities exceeded the cash proceeds from investment security maturities and sales by approximately
$21.6 million. Cash advanced for new loan fundings totalled $84.9 million and was approximately $6.6 million greater than the cash received from loan principal payments. Within financing activities, cash generated from the sale of new certificates of deposit exceeded the cash payments for maturing certificates of deposit by $22.6 million. Net principal borrowings of advances from the Federal Home Loan Bank provided $20.2 million of cash.

 .....CAPITAL RESOURCES.....As presented in Note 15, each
of the Company s regulatory capital ratios demonstrated little change between December 31, 1996, and March 31,
1997. The Company targets an operating level of approximately 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs.
Accordingly throughout the remainder of 1997, the Company will continue to leverage the additional capital generated from earnings through common dividend payments, treasury stock repurchases, and earning asset growth.

     The Company used funds provided by a $14.5 million unsecured line of credit to repurchase 36,000 shares or $1.7 million of its common stock during the first quarter of 1997. Through March 31, 1997, the Company has repurchased a total of 697,000 shares of its common stock at a total cost of $21.2 million or $30.41 per share.
The Company plans to continue its treasury stock repurchase program throughout 1997 which currently permits a maximum total repurchase authorization of $30 million. The maximum price per share at which the Company can repurchase stock is 180% of book value.

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

Presented on this page was a graph of Average Fully Diluted
Number of Shares Outstanding for the past seven quarters.
The data points presented were in thousands: 5,146, 5,172, 5,217, 5,241, 5,312, 5,336, and 5,456, respectively.

  It is, however, the Company's intent to
maintain the FDIC "well capitalized" classification for each of its subsidiaries to ensure the lowest deposit insurance premium and to maintain an asset leverage ratio of no less than 6.0%.

     The Company's declared Common Stock cash dividend per share was $0.30 for the first quarter of 1997 which was an 11.1% increase over the $0.27 per share dividend for the same 1996 interim period. Additionally, in consideration of the demonstrated sustainability over the past 15 months of the Company s net income at a higher operating level, the Board of Directors increased the quarterly cash dividend 16.7% from $0.30 to $0.35 commencing with the next scheduled dividend declaration on May 23, 1997. This is the ninth dividend increase since 1990, raising the annual payout per common share to $1.40 or an approximate yield of 3.1%. The average common dividend yield for Pennsylvania bank holding companies is approximately 2.7%. This Board action further demonstrates the Company's commitment to a progressive total shareholder return which includes maintaining the common dividend at a higher level than peers.

 .....FORWARD LOOKING STATEMENT.....This report contains
various forward-looking statements and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

SERVICE AREA MAP

Appearing on this page was the service area map for the Company reflecting the six county area serviced by the Company.

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibit

            15.1 Letter re:  unaudited interim financial information

     (b)    Reports on Form 8-K:

            USBANCORP, Inc. announced promotion of
            Jeffrey A. Stopko to Senior  Vice President and
            Chief Financial Officer on March 19, 1997.


     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   USBANCORP, Inc.
                                   Registrant

Date: May 13, 1997                 /s/Terry K. Dunkle
                                   Terry K. Dunkle
                                   Chairman, President and
                                   Chief Executive Officer

Date: May 13, 1997                 /s/Jeffrey A. Stopko
                                   Jeffrey A. Stopko
                                   Senior Vice President and
                                   Chief Financial Officer

  STATEMENT OF MANAGEMENT RESPONSIBILITY

  April 18, 1996

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

  /s/Terry K. Dunkle               /s/Jeffrey A. Stopko
  Terry K. Dunkle                  Jeffrey A. Stopko
  Chairman, President &            Senior Vice President &
  Chief Executive Officer          Chief Financial Officer

ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
USBANCORP, Inc.:

We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based upon our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of USBANCORP, Inc. as of December 31, 1996, and, in our report dated January 23, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
April 18, 1997

ARTHUR ANDERSEN

April 18, 1997

To the Stockholders and Board of Directors of USBANCORP, Inc.:

We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form S-3 (Registration No. 33-56604); Form S-8 (Registration No. 33-53935); Form S-8
(Registration No. 33-55845); Form S-8 (Registration No. 33-55207); and Form S-8 (Registration No. 33-55211) its
Form 10-Q for the quarter ended March 31, 1997, which includes our report dated April 18, 1997, covering the unaudited interim financial statement information contained therein. Pursuant to Regulation C of the Securities Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared by our firm within the meaning of Sections 7 and 11 of the Act.

Very truely your,
/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP