Form 10-Q
period 1997-06-30
USBANCORP INC /PA/
filed 1997-08-11
CIK 707605

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

                            (Mark One)

    X      Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

For the period ended June 30, 1997


          Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from        to


Commission File Number    0-11204

    USBANCORP, INC.
   (Exact name of registrant as specified in its charter)

  Pennsylvania                                 25-1424278
(State or other jurisdiction of      (I.R.S. Employer  Identification No.)
 incorporation or organization)


Main & Franklin Streets, P.O. Box 430, Johnstown, PA   15907-0430
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


                      X  Yes                        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                 Outstanding at August 1, 1997
Common Stock, par value $2.50                             5,011,818
per share

                          USBANCORP, INC.

                               INDEX

                                                       Page No.
PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheet -
               June 30, 1997, December 31, 1996,
               and June 30, 1996                           3

          Consolidated Statement of Income -
               Three and Six Months Ended
               June 30, 1997, and 1996                     4

          Consolidated Statement of Changes
               in Stockholders' Equity -
               Six Months Ended
               June 30, 1997, and 1996                     6

          Consolidated Statement of Cash Flows -
               Six Months Ended
               June 30, 1997, and 1996                     7

          Notes to Consolidated Financial
               Statements                                  8

          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                   23

Part II.  Other Information                                42

                           USBANCORP, INC.
                     CONSOLIDATED BALANCE SHEET
                           (In thousands)

                                 June 30             December 31           June 30
                                 1997                1996                  1996
                                (Unaudited)                                (Unaudited)
ASSETS
  Cash and due from banks       $     46,320         $    43,183           $     39,383
  Interest bearing deposits
   with banks                          5,378               1,218                    801
  Federal funds sold and
   securities purchased
   under agreements to resell              -                   -                    400              Investment securities:
     Available for sale              479,367             455,890                426,989
     Held to maturity (market
     value $571,625 on June 30,
     1997, $549,427 on December
     31, 1996, and $499,620 on
     June 30, 1996)                  568,174            546,318                 507,560
  Assets held in trust for
     collateralized mortgage
     obligation                        4,765              5,259                   6,144
  Loans held for sale                 14,534             14,809                   9,050
  Loans                              966,282            929,736                 849,110
  Less:   Unearned income              5,205              4,819                   2,799
    Allowance for loan losses         13,303             13,329                  13,988
       Net Loans                     947,774            911,588                 832,323
  Premises and equipment              17,780             18,201                  18,001
  Accrued income receivable           17,648             17,362                  17,212
  Mortgage servicing rights           14,163             12,494                  11,631
  Goodwill and core deposit
    intangibles                       20,300             21,478                  22,658
  Bank owned life insurance           33,189             32,451                  31,703
  Other assets                         6,735              6,861                   7,620
        TOTAL ASSETS             $ 2,176,127        $ 2,087,112            $  1,931,475

LIABILITIES
  Non-interest bearing deposits  $   149,438        $   144,314            $    145,550
  Interest bearing deposits        1,015,692            994,424               1,033,372
     Total deposits                1,165,130          1,138,738               1,178,922
  Federal funds purchased and
     securities sold under
     agreements to repurchase         93,156             76,672                  87,689
  Other short-term borrowings         62,276             79,068                  41,891
  Advances from Federal Home Loan
     Bank                            663,722            605,499                 447,435
  Collateralized mortgage obligation   4,208              4,691                   5,586
  Long-term debt                       5,302              4,172                   4,644
     Total borrowed funds            828,664            770,102                 587,245
  Other liabilities                   26,146             26,355                  19,157
        TOTAL LIABILITIES          2,019,940          1,935,195               1,785,324

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
    2,000,000 shares authorized;
    there were no shares issued
    and outstanding for the
    periods presented                      -                 -                        -
  Common stock, par value $2.50
    per share; 12,000,000 shares
    authorized; 5,758,546 shares
    issued and 5,011,818
    outstanding on June 30, 1997;
    5,742,264 shares issued and
    5,081,004 outstanding on
    December 31,1996; 5,739,901
    shares issued and 5,186,989
    outstanding on June 30, 1996      14,396           14,356                    14,350
  Treasury stock at cost, 746,728
    shares on June 30,1997,
    661,260 shares on December 31,
    1996, and 552,912 shares on
    June 30, 1996                    (23,491)        (19,538)                   (15,406)
  Surplus                             93,894          93,527                     93,472
  Retained earnings                   71,583          63,358                     57,648
  Net unrealized holding (losses)
   gains on available for sale
   securities                          (195)             214                    (3,913)
     TOTAL STOCKHOLDERS' EQUITY      156,187         151,917                   146,151
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY   $   2,176,127     $ 2,087,112              $  1,931,475
See accompanying notes to consolidated financial statements.

        USBANCORP, INC.
     CONSOLIDATED STATEMENT OF INCOME
   (In thousands, except per share data)
           Unaudited

                                     Three Months Ended            Six Months Ended
                                         June 30                      June 30
                                   1997             1996           1997           1996
INTEREST INCOME
   Interest and fees on loans
     and loans held for sale:
         Taxable                   $ 20,271         $ 17,850       $ 39,948       $ 35,378
         Tax exempt                     619              388          1,180            755
   Deposits with banks                   93               17            121             34
   Federal funds sold and securities
    purchased under agreements to
    resell                                2               28              2             34
   Investment securities:
      Available for sale              7,790            6,914         15,665         14,007
      Held to maturity               10,004            7,926         19,204         15,550
   Assets held in trust for
     collateralized mortgage
     obligation                          91              122            188            254
         Total Interest Income       38,870           33,245         76,308         66,012

INTEREST EXPENSE
   Deposits                          10,785           10,555         21,111         21,249
   Federal funds purchased and
     securities sold under
     agreements to repurchase         1,155              935          2,481          1,592
   Other short-term borrowings          793              309          1,762            699
   Advances from Federal Home
     Loan Bank                        9,136            6,285         17,329         12,605
   Collateralized mortgage
      obligation                        110              117            198            252
   Long-term debt                        22               12             53             83
         Total Interest Expense      22,001           18,213         42,934         36,480

NET INTEREST INCOME                  16,869           15,032         33,374         29,532
   Provision for loan losses             22               22             45             45

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                   16,847           15,010         33,329         29,487

NON-INTEREST INCOME
   Trust fees                           999              963          1,999          1,882
   Net realized gains (losses)
    on investment securities             54               64            156            319
   Net realized gains on loans held
    for sale                            313              214            588            449
   Wholesale cash processing fees       275              272            558            539
   Service charges on deposit accounts  821              800          1,638          1,560
   Net mortgage servicing fees          579              576          1,151          1,083
   Bank owned life insurance            471              412            855            831
   Other income                       1,288            1,271          2,478          2,439
         Total Non-Interest Income    4,800            4,572          9,423          9,102

NON-INTEREST EXPENSE
   Salaries and employee benefits     6,962            6,170         13,891         12,289
   Net occupancy expense              1,074            1,110          2,201          2,254
   Equipment expense                    786              717          1,658          1,592
   Professional fees                    829              724          1,593          1,408
   Supplies, postage, and freight       698              711          1,350          1,359
   Miscellaneous taxes and insurance    371              364            749            730
   FDIC deposit insurance expense        69              160           (18)            326
   Amortization of goodwill and
    core deposit intangibles            589              589          1,178          1,180
   Other expense                      2,079            1,835          4,061          3,553
    Total Non-Interest Expense     $ 13,457         $ 12,380       $ 26,663       $ 24,691
CONTINUED ON NEXT PAGE

     CONSOLIDATED STATEMENT OF INCOME
     CONTINUED FROM PREVIOUS PAGE

                                        Three Months Ended            Six Months Ended
                                              June 30                      June 30
                                       1997             1996         1997           1996
INCOME BEFORE INCOME TAXES             $  8,190         $  7,202     $ 16,089       $ 13,898
   Provision for income taxes             2,350            1,920        4,581          3,673

NET INCOME                             $  5,840         $  5,282     $ 11,508       $ 10,225

PER COMMON SHARE DATA:
   Primary:
      Net income                       $   1.15         $   1.01     $   2.25       $   1.94
      Average shares outstanding       5,091,304        5,241,045    5,117,062      5,276,507
   Fully Diluted:
      Net income                       $   1.14         $   1.01     $   2.24       $   1.94
      Average shares outstanding       5,104,003        5,241,045    5,132,521      5,276,507
   Cash Dividends Declared             $   0.35         $   0.30     $   0.65       $   0.57

See accompanying notes to consolidated financial statements.

                          USBANCORP, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In thousands)
                              Unaudited

                                                                                  Net
                                                                                  Unrealized
                                                                                  Holding
                            Preferred   Common    Treasury             Retained   Gains
                            Stock       Stock     Stock      Surplus   Earnings   (Losses)      Total
Balance December 31, 1995   $       -   $ 14,334  $(11,007)  $ 93,361  $ 50,401   $      3,403  $150,492
Net Income                          -          -         -          -    10,225              -    10,225
Dividend reinvestment
   and stock purchase plan          -         16         -        111         -              -       127
Net unrealized holding
   gains (losses) on
   investment securities            -          -         -          -         -         (7,316)   (7,316)
Treasury stock, 129,700
   shares at cost                   -          -    (4,399)         -         -              -    (4,399)
Cash dividends declared:
   Common stock
   ($0.27 per share
   on 5,266,539 shares
   and $0.30 per share
   on 5,186,989 shares)             -          -         -          -    (2,978)             -    (2,978)
Balance June 30, 1996       $       -   $ 14,350  $(15,406)  $ 93,472  $ 57,648   $     (3,913) $146,151

Balance December 31, 1996   $       -   $ 14,356  $(19,538)  $ 93,527  $ 63,358   $        214  $151,917
Net Income                          -          -         -          -    11,508              -    11,508
Dividend reinvest-
   ment and stock
   purchase plan                    -         40         -        367         -              -       407
Net unrealized
   holding gains
   (losses) on
   investment securities            -          -         -          -         -           (409)     (409)
Treasury stock, 85,468
   shares at cost                   -          -    (3,953)         -         -              -    (3,953)
Cash dividends declared:
   Common stock
   ($0.30 per share
   on 5,085,429 shares
   $0.35 per share on
   5,021,429 shares)                -          -         -          -    (3,283)             -    (3,283)
Balance June 30, 1997       $       -   $ 14,396  $(23,491)  $ 93,894  $ 71,583   $       (195) $156,187

See accompanying notes to consolidated financial statements.

                           USBANCORP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands)
                             Unaudited

                                                    Six Months Ended
                                                         June 30
                                                    1997          1996
OPERATING ACTIVITIES
      Net income                                    $   11,508    $   10,225
      Adjustments to reconcile
            net income to net cash
            provided by operating activities:
         Provision for loan losses                          45            45
         Depreciation and amortization expense           1,206         1,305
         Amortization expense of goodwill and
            core deposit intangibles                     1,178         1,180
         Amortization expense of mortgage
            servicing rights                               831           689
         Net (accretion) amortization of
            investment securities                          (56)          198
         Net realized gains on investment securities      (156)         (319)
         Net realized gains on loans and
            loans held for sale                           (588)         (449)
         Origination of mortgage loans held for sale  (110,434)      (92,785)
         Sales of mortgage loans held for sale         106,250       100,950
         Increase in accrued income receivable            (286)         (460)
         Increase (decrease) in accrued
            expense payable                              1,233        (2,951)
      Net cash provided by operating activities         10,731        17,628

INVESTING ACTIVITIES
         Purchases of investment securities
            and other short-term investments          (317,021)     (278,136)
         Proceeds from maturities of investment
            securities and other short-term
            investments                                 64,536        88,196
         Proceeds from sales of investment
            securities and other short-term
            investments                                206,739       135,320
         Long-term loans originated                   (153,563)     (174,917)
         Loans held for sale                           (14,534)       (9,050)
         Principal collected on long-term loans        135,537       154,446
         Loans purchased or participated                    (2)         (186)
         Loans sold or participated                        234           663
         Net decrease (increase) in credit card
            receivable and other short-term loans        1,144          (370)
         Purchases of premises and equipment              (820)         (740)
         Sale/retirement of premises and equipment          32            22
         Net decrease in assets held in trust for
            collateralized mortgage obligation             494           955
         Net increase mortgage servicing rights         (2,500)         (948)
         Net (increase) decrease in other assets          (391)        1,389
      Net cash used by investing activities            (80,115)      (83,356)

FINANCING ACTIVITIES
         Proceeds from sales of certificates
            of deposit                                 137,632       134,729
         Payments for maturing certificates
            of deposits                               (108,166)     (139,751)
         Net (decrease) increase in demand and
            savings deposits                            (3,074)        6,086
         Net (decrease) increase in federal funds
            purchased, securities sold under
            agreements to repurchase, and other
            short-term borrowings                         (791)       34,262
         Net principal borrowings of advances from
            Federal Home Loan Bank                      58,223        19,218
         Principal borrowings on long-term debt          5,068             -
         Repayments of long-term debt                   (3,938)         (417)
         Common stock cash dividends paid               (4,067)       (1,422)
         Proceeds from dividend reinvestment,
            stock purchase plan, and stock
            options exercised                              407           127
         Purchases of treasury stock                    (3,953)       (4,399)
         Net decrease in other liabilities                (660)       (2,289)
      Net cash provided by financing activities         76,681        46,144

NET INCREASE (DECREASE) IN CASH EQUIVALENTS              7,297       (19,584)
CASH EQUIVALENTS AT JANUARY 1                           44,401        60,168
CASH EQUIVALENTS AT JUNE 30                           $ 51,698      $ 40,584

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

     The consolidated financial statements include the accounts of USBANCORP, Inc. (the "Company") and its wholly-owned subsidiaries, United States National Bank in
Johnstown ("U.S. Bank"), Three Rivers Bank and Trust
Company ("Three Rivers Bank"), USBANCORP Trust Company
("Trust Company"), UBAN Associates, Inc., ("UBAN
Associates") and United Bancorp Life Insurance Company
("United Life").  The merger of Community Bancorp, Inc.
into Three Rivers Bank was successfully completed on July
3, 1997. In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, loan policy, and marketing. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

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

     With respect to the unaudited consolidated financial information of the Company for the three and six month periods ended June 30, 1997, and 1996, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated July 18, 1997, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1996, numbers are derived from audited financial statements.

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's "Annual Report and Form 10-K" for the year ended
December 31, 1996.

3.   Earnings Per Common Share

     The Company uses the treasury stock method to calculate common stock equivalent shares outstanding for purposes of determining both primary and fully diluted earnings per share. Primary earnings per share amounts are computed by dividing net income, after deducting preferred stock dividend requirements (if any) by the weighted average number of common stock and common stock equivalent shares outstanding. Treasury shares are treated as retired for earnings per share purposes. In the first quarter of 1997 the Financial Accounting Standards Board issued
Statement of Financial Aaccounting Standards ("SFAS") 128,
"Earnings Per Share," which establishes standards for computing and presenting earnings per share. This statement is effective for periods ending after December
15, 1997. The Company believes that the adoption of this standard will not have a material impact on the Company's financial statements.

4.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, short-term investments, and federal funds sold and securities purchased under agreements to resell. The
Company made $3,886,000 in income tax payments in the first six months of 1997 as compared to $2,026,000 for the first six months of 1996. Total interest expense paid amounted to $41,701,000 in 1997's first six months compared to $39,431,000 in the same 1996 period.

5.     Investment Securities

     The Company uses SFAS 115, "Accounting for Certain
Investments in Debt and Equity Securities," which specifies a methodology for the classification of securities as either held to maturity, available for sale, or as trading assets. Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method.
Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. These available for sale securities are reported at fair value with unrealized aggregate appreciation/(depreciation) excluded from income and credited/(charged) to a separate component of shareholders' equity on a net of tax basis. Any security classified as trading assets are reported at fair value with unrealized aggregate appreciation/ (depreciation) included in current income on a net of tax basis. The
Company presently does not engage in trading activity.
Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold. The book and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale:

                                           June 30, 1997
                                           Gross        Gross
                                 Book      Unrealized   Unrealized  Market
                                 Value     Gains        Losses      Value
  U.S. Treasury                  $ 10,942  $      69    $     (15)  $ 10,996
  U.S. Agency                      14,219          4          (81)    14,142
  State and municipal              17,995        350            -     18,345
  U.S. Agency mortgage-backed
     securities                   397,330      2,117       (2,405)   397,042
  Other securities<F1>             38,842          -            -     38,842
       Total                     $479,328   $  2,540    $  (2,501)  $479,367

<F1>Other investment securities include corporate notes and
bonds, asset-backed securities, and equity  securities.

Investment securities held to maturity:

                                            June 30, 1997
                                            Gross         Gross
                                  Book      Unrealized    Unrealized    Market
                                  Value     Gains         Losses        Value
  U.S. Treasury                   $  10,298 $          -  $      (19)   $  10,279
  U.S. Agency                        27,486           71         (49)      27,508
  State and municipal               115,364        1,828        (182)     117,010
  U.S. Agency mortgage-backed
     securities                     412,040        3,932      (2,217)     413,755
  Other securities<F1>                2,986           87           -        3,073
       Total                       $568,174 $      5,918  $   (2,467)   $ 571,625


Investment securities available for sale:

                                            December 31, 1996
                                            Gross         Gross
                                   Book     Unrealized    Unrealized    Market
                                   Value    Gains         Losses        Value
  U.S. Treasury                    $ 10,934 $        147  $      (21)   $ 11,060
  U.S. Agency                         4,224           12         (39)      4,197
  State and municipal                21,772          524          (1)     22,295
  U.S. Agency mortgage-backed
     securities                     382,384        2,459      (2,385)    382,458
  Other securities<F1>               35,880            -           -      35,880
       Total                       $455,194 $      3,142  $   (2,446)   $455,890

Investment securities held to maturity:

                                            December 31, 1996
                                            Gross         Gross
                                   Book     Unrealized    Unrealized    Market
                                   Value    Gains         Losses        Value
  U.S. Treasury                    $ 10,198 $          4  $      (13)   $ 10,189
  U.S. Agency                        27,468          113         (29)     27,552
  State and municipal               110,287        1,624        (308)    111,603
  U.S. Agency mortgage-backed
     securities                     395,199        3,937      (2,281)    396,855
  Other securities<F1>                3,166           62           -       3,228
       Total                       $546,318 $      5,740  $   (2,631)   $549,427

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

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At June 30, 1997, 98.7% of the portfolio was rated "AAA" and 98.8% "AA" or higher as compared to 98.0% and 98.2%, respectively, at June 30, 1996. Less than 1.0% of the portfolio was rated below "A" or unrated on June 30, 1997.

     The Company may sell covered call options on securities held in the available for sale investment portfolio. At the time a call is written, the Company records a liability equal to the premium fee received. The call liability is marked to market monthly and the offset is made to earnings. During the first six months of 1997, there was $25,000 of income generated on call options. As of June 30, 1997, there were no written open call options.
The Company limits total covered call options outstanding at any time to $25 million of available for sale securities.

6.     Loans Held for Sale

     At June 30, 1997, $14,534,000 of newly originated 30 year fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. Servicing rights are generally retained on sold loans. The residential mortgage loans held for sale are carried at the lower of aggregate amortized cost or market value. Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale";
unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

7.     Loans

     The loan portfolio of the Company consists of the following (in thousands):

                                    June30        December 31       June 30
                                    1997          1996              1996

     Commercial                     $151,743      $138,008          $116,540
     Commercial loans secured
        by real estate               292,132       266,700           204,376
     Real estate - mortgage          425,380       414,003           409,157
     Consumer                         97,027       111,025           119,037
        Loans                        966,282       929,736           849,110
     Less:  Unearned income            5,205         4,819             2,799
     Loans, net of unearned income  $961,077      $924,917          $846,311

     Real estate-construction loans were not material at these presented dates and comprised 1.8% of total loans net of unearned income at June 30, 1997. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

    the application of reserve allocations for all commercial and commercial real-estate loans are calculated by using a three year migration analysis of net losses incurred within the entire commercial loan portfolio.

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

     An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                            Three Months Ended        Six Months Ended
                                                 June 30                   June 30
                                            1997          1996        1997        1996
Balance at beginning of period              $ 13,206      $ 14,720    $ 13,329    $ 14,914
Charge-offs:
     Commercial                                   69           782          79       1,003
     Real estate-mortgage                         31             -          80          29
     Consumer                                    264           119         505         325
     Total charge-offs                           364           901         664       1,357

Recoveries:
     Commercial                                  145            22         198         182
     Real estate-mortgage                        210            31         232          33
     Consumer                                     84            94         163         171
     Total recoveries                            439           147         593         386

Net (recoveries)charge-offs                      (75)          754          71         971
Provision for loan losses                         22            22          45          45
Balance at end of period                    $ 13,303      $ 13,988    $ 13,303    $ 13,988

As a percent of average loans and loans held
     for sale, net of unearned income:
     Annualized net (recoveries) charge-offs   (0.03)%        0.36%       0.02%       0.23%
     Annualized provision for loan losses       0.01          0.01        0.01        0.01
Allowance as a percent of loans and loans
     held for sale, net of unearned income
     at period end                              1.36          1.64        1.36        1.64
Allowance as a multiple of annualized
     net (recoveries) charge-offs,
     at period end                            (44.22)X        4.61X      92.91X       7.16X
Total classified loans                       $24,590       $25,286     $24,590     $25,286
Dollar allocation of reserve to general risk   6,874         7,102      6,874        7,102
Percentage allocation of reserve
     to general risk                           51.67%        50.77%     51.67%       50.77%

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 27 and 35, respectively.)

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

     At June 30, 1997, the Company had loans totalling
$1,879,000 and $2,240,000 being specifically identified as impaired and a corresponding allocation reserve of $1,275,000 and $729,000 at June 30, 1997, and June 30,
1996, respectively. The average outstanding balance for loans being specifically identified as impaired was $2,075,000 for the first six months of 1997 compared to $2,169,000 for the first six months of 1996. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first six months of 1997 or 1996.

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

                             June 30, 1997       December 31, 1996           June 30, 1996
                               Percent of                 Percent of           Percent of
                               Loans in                   Loans in             Loans in
                               Each                       Each                 Each
                               Category                   Category             Category
                      Amount   to Loans        Amount     to Loans    Amount   to Loans
Commercial            $ 1,265   15.6%          $ 1,826     14.7%      $ 1,197   13.6%
Commercial
  loans secured
  by real estate        2,523   30.0             2,796     28.4         3,634   23.8
Real Estate -
  mortgage                412   45.0               472     45.6           590   48.7
Consumer                  954    9.4               959     11.3           736   13.9
Allocation to
  general risk          6,874      -             6,984        -         7,102      -
Allocation for
  impaired loans        1,275      -               292        -           729      -

     Total            $13,303  100.0%          $13,329    100.0%      $13,988  100.0%

     Even though real estate-mortgage loans comprise approximately 45% of the Company's total loan portfolio, only $412,000 or 3.1% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

     At June 30, 1997, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note
8.)

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

     The following table presents information concerning non-performing assets (in thousands, except percentages):

                                   June 30      December 31        June 30
                                   1997         1996               1996
Non-accrual loans                  $ 6,036      $ 6,365            $ 6,554
Loans past due 90 days or more       1,515        2,043                909
Other real estate owned                906          263                119
Total non-performing assets        $ 8,457      $ 8,671            $ 7,582

Total non-performing assets
   as a percent of loans and loans
   held for sale, net of unearned
   income, and other real estate
   owned                              0.87%        0.92%             0.89%

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
                                      Three Months Ended    Six Months Ended
                                           June 30              June 30
                                      1997         1996     1997       1996
Interest income due in accordance
   with original terms                $  91        $ 151    $ 235      $ 322
Interest income recorded                (51)          (3)     (81)        (6)
Net reduction in interest income      $  40        $ 148    $ 154      $ 316

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
                    June 30,         December 31,        June 30,
                    1997             1996                1996
                       (In thousands, except per share data)
Net Income
    As Reported     $11,508          $20,019             $10,225
    Pro Forma        11,356           19,810              10,075
Primary Earnings Per Share
    As Reported     $  2.25          $  3.83             $  1.94
    Pro Forma          2.22             3.79                1.91
Fully Diluted Earnings Per Share
    As Reported     $  2.24          $  3.81             $  1.94
    Pro Forma          2.21             3.77                1.91

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

     A summary of the status of the Company's Stock Option
Plan at June 30, 1997 and 1996, and December 31, 1996, and changes during the quarter and year then ended is presented in the table and narrative following:

                         June 30, 1997     December 31, 1996     June 30, 1996
                               Weighted                Weighted             Weighted
                               Average                 Average              Average
                               Exercise                Exercise             Exercise
                        Shares    Price     Shares     Price       Shares   Price
Outstanding at
  beginning of year     175,258   $28.11    105,821    $24.34      105,821  $24.34
    Granted               1,500    42.95     78,000     32.56       78,000   32.56
    Exercised           (16,282)   25.02     (8,563)    22.87       (6,200)  20.59
Outstanding at
  end of period         160,476    28.56    175,258     28.11      177,621   28.08
Exercisable at
  period end             78,529    26.29     54,280     23.29       53,090   23.38
Weighted average
  fair value of options
  granted since 1-1-95              7.06                 6.99                 6.98

     A total of 78,529 of the 160,476 options outstanding
at June 30, 1997, have exercise prices between $17.25 and
$32.56, with a weighted average exercise price of $26.29
and a weighted average remaining contractual life of 7.2
years.   All of these options are exercisable.  The
remaining 81,947 options have exercise prices between $21.25 and $42.95, with a weighted average exercise price of $30.73 and a weighted average remaining contractual life of 8.4 years.

     In the first six months of 1997, one option grant totalling 1,500 shares was issued, compared to one option grant totalling 78,000 shares for the same 1996 period.
The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for grants in the presented 1997 and 1996 periods, respectively: risk-free interest rate 6.49% and 5.49%; expected dividend yields
3.25% for both periods; expected lives 7 years for both periods; expected volatility 20.96% and 21.28%.

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

     Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions outstanding as of June 30, 1997, are as follows:

     Borrowed Funds Hedges

     The Company has entered into several interest rate swaps to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and one year are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to three years.

Under these swap agreements, the Company pays a fixed rate of interest and receives a floating rate which resets either monthly, quarterly, or annually. The following table summarizes the interest rate swap transactions which impacted the Company s first six months of 1997 performance:

                                                 Fixed    Floating               Impact
     Notional         Start     Termination      Rate     Rate        Repricing  On Interest
     Amount           Date      Date             Paid     Received    Frequency  Expense
     $60,000,000      3-16-95   3-16-97          6.93%    5.54%       Matured    $184,000
      25,000,000      9-29-95   9-29-97          6.05     5.68        Quarterly    47,039
      40,000,000      3-17-97   3-15-99          6.19     5.62        Monthly      66,612
      50,000,000      5-08-97   5-10-99          6.20     5.88        Annually     23,556
      25,000,000      6-20-97   6-20-99          6.20     5.50        Monthly       5,347

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties in the interest rate swap agreements is remote.
     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a maximum notional amount outstanding of $250 million for interest rate swaps, and a maximum notional amount outstanding of $250 million for interest rate caps/floors.
The Company had no interest rate caps or floors outstanding at June 30, 1997, or June 30, 1996.

13.     Goodwill and Core Deposit Intangible Assets

     USBANCORP's balance sheet shows both tangible assets
(such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $16.1 million of goodwill and $4.2 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 Johnstown
Savings Bank acquisition and the 1993 Integra Branches acquisition.

     The Company is amortizing core deposit intangibles over periods ranging from five to ten years while goodwill is being amortized over a 15 year life. The straight-line method of amortization is being used for both of these categories of intangibles. The amortization expense of these intangible assets reduced first six months of 1997 fully diluted earnings per share by $0.21. It is important to note that this intangible amortization expense is not a cash outflow. The following table reflects the future amortization expense of the intangible assets (in thousands):

          Remaining 1997                  $ 1,178
                    1998                    2,170
                    1999                    2,014
                    2000                    1,904
                    2001                    1,865
          2002 and after                   11,181

     A reconciliation of the Company's intangible asset balances for the first six months of 1997 is as follows (in thousands):

     Total goodwill & core deposit
           intangible assets at 12/31/96          $21,478
     Intangible amortization expense
           through 6/30/97                         (1,178)

     Total goodwill & core deposit
           intangible assets at 6/30/97           $20,300

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

14.     Federal Home Loan Bank Borrowings

     Total FHLB borrowings consist of the following at June
30, 1997, (in thousands,
except percentages):

   Type           Maturing             Amount      Weighted
                                                   Average
                                                   Rate


   Advances and      1997              $ 329,463   5.67%
      wholesale      1998                258,782   5.23
      repurchase     1999                 76,250   5.90
      agreements     2000                  3,750   6.15
                     2001                 10,126   8.22
                  2002 and after          12,250   6.92

   Total Advances and                    690,621   5.59
      wholesale repurchase
      agreements

   Total FHLB Borrowings                $690,621   5.59%

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes that as of June 30, 1997, the Company meets all capital adequacy requirements to which it is subject.

     As of June 30, 1997, and 1996, as well as December 31,
1996, the Federal Reserve categorized the Company as "Well
Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's classification category.

                                                                    To Be Well
                                                                    Capitalized Under
                                                    For Capital         Prompt Corrective
As of June 30, 1997               Actual        Adequacy Purposes   Action Provisions
                            Amount     Ratio    Amount      Ratio   Amount      Ratio
                                           (In thousands, except ratios)
Total Capital (to Risk
  Weighted Assets)
    Consolidated            $149,372   14.05%   $ 85,059    8.00%   $106,324    10.00%
    U.S. Bank                 90,477   15.66      46,231    8.00      57,789    10.00
    Three Rivers Bank         33,067   13.60      19,457    8.00      24,321    10.00
    Community Savings Bank    31,601   13.09      19,313    8.00      24,141    10.00
Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated             136,082   12.80      42,529    4.00      63,794     6.00
    U.S. Bank                 83,253   14.41      23,116    4.00      34,673     6.00
    Three Rivers Bank         30,460   12.52       9,728    4.00      14,593     6.00
    Community Savings Bank    28,583   11.84       9,657    4.00      14,485     6.00
Tier 1 Capital (to Average
  Assets)
    Consolidated             136,082    6.38      85,321    4.00     106,652     5.00
    U.S. Bank                 83,253    6.87      48,439    4.00      60,549     5.00
    Three Rivers Bank         30,460    6.40      19,029    4.00      23,786     5.00
    Community Savings Bank    28,583    6.42      17,814    4.00      22,268     5.00

                                                                         To Be Well
                                                                         Capitalized Under
                                                   For Capital           Prompt Corrective
As of December 31, 1996            Actual       Adequacy Purposes        Action Provisions
                            Amount     Ratio     Amount    Ratio     Amount     Ratio
                                          (In thousands, except ratios)
Total Capital (to Risk
  Weighted Assets)
    Consolidated            $142,832   14.16%    $80,683   8.00%     $100,853   10.00%
    U.S. Bank                 86,087   15.47      44,505   8.00        55,631   10.00
    Three Rivers Bank         31,878   13.55      18,818   8.00        23,523   10.00
    Community Savings Bank    29,287   13.52      17,334   8.00        21,668   10.00
Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated             130,225   12.91      40,341   4.00        60,512    6.00
    U.S. Bank                 79,133   14.22      22,252   4.00        33,379    6.00
    Three Rivers Bank         29,281   12.45       9,409   4.00        14,114    6.00
    Community Savings Bank    26,579   12.27       8,667   4.00        13,001    6.00
Tier 1 Capital (to Average
  Assets)
    Consolidated             130,225    6.51      79,966   4.00        99,958    5.00
    U.S. Bank                 79,133    6.91      45,790   4.00        57,238    5.00
    Three Rivers Bank         29,281    6.44      18,174   4.00        22,718    5.00
    Community Savings Bank    26,579    6.65      15,986   4.00        19,982    5.00

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")

SECOND QUARTER JUNE 30, 1997 VS. SECOND QUARTER JUNE 30, 1996

 .....PERFORMANCE OVERVIEW.....The Company's net income for
the second quarter of 1997 totalled $5,840,000 or $1.14 per share on a fully diluted basis. The Company's net income for the second quarter of 1996 totalled $5,282,000 or $1.01 per share on a fully diluted basis. The 1997 results reflect a $558,000 or 10.6% earnings increase and a $0.13 or 12.9% improvement in fully diluted earnings per share when compared to the 1996 second quarter results. For the second quarter of 1997, the Company's return on average equity increased by 96 basis points to 15.36% while the return on average assets declined by three basis points to 1.09%.

     The Company's improved financial performance was driven by a $2.1 million increase in total revenue as each of the key revenue components experienced growth during the second quarter of 1997. Specifically, net interest income increased by $1.8 million or 12.2% while total non-interest income grew by $228,000 or 5.0%. This increased revenue more than offset higher non-interest expense which resulted from additional investment in the infrastructure of the organization in terms of both personnel and technologies.
Total non-interest expense was $1.1 million or 8.7% higher in the second quarter of 1997. Earnings per share grew at a faster rate than net income due to the success of the Company s ongoing treasury stock repurchase program. There were 137,000 fewer average fully diluted shares outstanding in the second quarter of 1997 when compared to the second quarter of 1996. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

Presented on this page is a graphic representation of fully diluted earnings per share for the past seven quarters. The data points are 5,104,003; 5,146,014; 5,172,262; 5,217,025;
5,241,045; 5,312,423 and 5,499,750.

                                    Three Months Ended   Three Months Ended
                                    June 30, 1997        June 30, 1996
 Net income                         $ 5,840              $ 5,282
 Fully diluted earnings per share      1.14                 1.01
 Return on average assets              1.09%                1.12%
 Return on average equity             15.36                14.40
 Average fully diluted common
    shares outstanding                5,104                5,241

 .....NET INTEREST INCOME AND MARGIN.....The Company's net
interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.
It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table compares the Company's net interest income performance for the second quarter of 1997 to the second quarter of 1996 (in thousands, except percentages):

                              Three Months Ended
                                   June 30
                            1997         1996         $ Change   % Change
Interest income             $ 38,870     $ 33,245     5,625      16.9
Interest expense              22,001       18,213     3,788      20.8
Net interest income           16,869       15,032     1,837      12.2
Tax-equivalent adjustment        756          761        (5)     (0.7)
Net tax-equivalent
   interest income          $ 17,625     $ 15,793     1,832      11.6

Net interest margin            3.46%        3.55%     (0.09)bp    (1)

bp - Basis points
(1)Not meaningful.

    USBANCORP's net interest income on a tax-equivalent basis increased by $1.8 million or 11.6% due to growth in earning assets. Total average earning assets were $256 million higher in the second quarter of 1997 as total loans grew by $120 million or 14.3% while investment securities increased by $134 million or 14.6%. This balanced growth in the earning asset base was funded primarily with borrowings from the Federal Home Loan Bank which was a key factor causing a nine basis point decline in the net interest margin to 3.46%. The overall growth in the earning asset base was one important strategy used by the Company to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to plus or minus 7.5% (see further discussion under Interest Rate Sensitivity).

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total interest income for the second quarter of 1997 increased by $5.6 million or 16.9% when compared to the same 1996 period. This increase was due primarily to a $256 million or 14.5% increase in total average earning assets which caused interest income to rise by $5.0 million. The remainder of the increase in interest income was caused by a 12 basis point improvement in the earning asset yield to 7.82%. Within the earning asset base, the yield on total investment securities increased by 23 basis points to 7.0% while the yield on the total loan portfolio increased by four basis points to 8.69%. The higher investment securities yield resulted from modest extension of the portfolio as the duration of the total investment securities portfolio was 46 months at June 30, 1997, compared to a duration of 42 months at June 30, 1996.

    An eighth consecutive quarter of loan growth fueled the improvement in the loan-to-deposit ratio which contributed to the increased loan portfolio yield. The Company s loan to deposit ratio averaged 82.9% in the second quarter of 1997 compared to an average of 71.4% in the second quarter of 1996. The loan yield also benefitted from a continued mix shift in the loan portfolio composition away from fixed-rate residential mortgage loans to higher yielding commercial and commercial mortgage loans. Total commercial and commercial mortgage loans comprised 45.5% of total loans at June 30, 1997, compared to 37.4% at June 30, 1996.
Residential mortgage loans comprised 45.0% of total loans at June 30, 1997, compared to 48.7% at June 30, 1996. The higher commercial loan totals resulted from increased production from both middle market and small business lending (loans less than $250,000) due to more effective sales efforts.

    The Company's total interest expense for the second quarter of 1997 increased by $3.8 million or 20.8% when compared to the same 1996 period. This higher interest expense was due primarily to a $243 million increase in average interest bearing liabilities which caused interest expense to rise by $2.9 million. The remainder of the increase in interest expense was due to a 15 basis point increase in the cost of interest bearing deposits to 4.25% and a greater proportionate use of borrowed money to fund the earning asset base. Within the liability mix, total borrowed funds increased by $262 million in order to fund greater balance sheet leverage and replace a $19 million outflow in interest bearing deposits. For the second quarter of 1997, the Company's total level of short-term borrowed funds and FHLB advances averaged $805 million or 37.4% of total assets compared to an average of $542 million or 28.5% of total assets for the second quarter of 1996. These borrowed funds had an average cost of 5.51% in the second quarter of 1997 which was 126 basis points greater than the average cost of deposits which amounted to 4.25%. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to increase by 20 basis points from 4.61% in the second quarter of 1996 to 4.81% in the second quarter of 1997.

    It is recognized that interest rate risk does exist, particularly in a rising interest rate environment, from this use of borrowed funds to leverage the balance sheet.
To neutralize a portion of this risk, the Company currently has outstanding a total of $140 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 12.)

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

Three Months Ended June 30 (In thousands, except percentages)

                                       1997                            1996
                                            Interest                      Interest
                               Average      Income/   Yield/  Average     Income/    Yield/
                               Balance      Expense   Rate    Balance     Expense    Rate
Interest earning assets:
   Loans and loans held for
    sale, net of unearned
    income                     $   960,245  $ 21,097  8.69%   $  840,345  $ 18,348   8.65%
   Deposits with banks               7,646        93  4.83         1,466        17   4.71
   Federal funds sold and
    securities purchased
    under agreement to resell          106         2  5.39         2,119        28   5.30
   Investment securities:
     Available for sale            472,233     8,086  6.85       432,754     6,914   6.39
     Held to maturity              576,035    10,257  7.12       481,941     8,577   7.12
    Total investment securities  1,048,268    18,343  7.00       914,695    15,491   6.77
   Assets held in trust for
      collateralized
      mortgage obligation            4,942        91  7.38         6,494       122   7.56
Total interest earning
   assets/interest income        2,021,207    39,626  7.82     1,765,119    34,006   7.70
Non-interest earning assets:
   Cash and due from banks          32,499                        35,671
   Premises and equipment           17,894                        18,155
   Other assets                     95,000                        95,827
   Allowance for loan losses      (13,267)                      (14,692)
TOTAL ASSETS                    $2,153,333                    $1,900,080

                       CONTINUED ON NEXT PAGE

THREE MONTHS ENDED JUNE 30
CONTINUED FROM PREVIOUS PAGE

                                                 1997                           1996
                                               Interest                        Interest
                                   Average     Income/    Yield/  Average     Income/   Yield/
                                   Balance     Expense    Rate    Balance     Expense   Rate
Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand         $   91,335  $    226    0.99%  $   98,032  $   242   0.99%
   Savings                            189,524       799    1.69      214,642      899   1.68
   Money markets                      150,520     1,390    3.70      145,094    1,225   3.40
   Other time                         586,144     8,370    5.73      578,320    8,189   5.70
   Total interest bearing deposits  1,017,523    10,785    4.25    1,036,088   10,555   4.10

   Short term borrowings:
    Federal funds purchased,
     securities sold under
     agreements to repurchase
     and other short-term borrowings  152,421     1,948    5.10      98,215     1,244   5.09
   Advances from Federal
      Home Loan Bank                  652,328     9,136    5.62     443,792     6,285   5.70
   Collateralized mortgage
      obligation                        4,359       110   10.10       5,929       117   7.94
   Long-term debt                       5,484        22    1.64       4,641        12   1.05
Total interest bearing
   liabilities/interest expense     1,832,115    22,001    4.81   1,588,665    18,213   4.61
Non-interest bearing liabilities:
   Demand deposits                    141,481                       140,556
   Other liabilities                   27,238                        23,285
   Stockholders' equity               152,499                       147,574
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY            $2,153,333                    $1,900,080

Interest rate spread                                      3.01                          3.09
Net interest income/
   net interest margin                           17,625   3.46%                15,793   3.55%
Tax-equivalent adjustment                         (756)                          (761)
Net Interest Income                             $16,869                       $15,032

 ....PROVISION FOR LOAN LOSSES.....The Company's provision
for loan losses for the second quarter of 1997 totalled
$22,000 or 0.01% of average total loans which equalled the provision level experienced in the 1996 second quarter.
The success of the Company s ongoing loan workout and collection programs resulted in recoveries exceeding loan charge-offs by $75,000 in the second quarter of 1997. This compared favorably to net charge-offs of $754,000 or 0.36% of average loans experienced in the second quarter of 1996.
The strength of the allowance for loan losses at each of the Company s banking subsidiaries supported continued low loan loss provision levels. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis.

At June 30, 1997, the allowance for loan losses at each of the Company's banking subsidiaries was in compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the systematically determined minimum reserve need. In total, the Company's general unallocated reserve was $6.9 million at June 30, 1997, or 51.7% of the allowance for loan losses. Additionally, the low provision level was also supported by a favorable trend in substandard and doubtful classified asset categories experienced over the past two year period. Total classified loans dropped from $25.3 million at June 30, 1996, to $24.6 million at June 30, 1997.

 .....NON-INTEREST INCOME.....Non-interest income for the
second quarter of 1997 totalled $4.8 million which represented a $228,000 or 5.0% increase when compared to the same 1996 period. This increase was primarily due to the following items:

 a $36,000 or 3.7% increase in trust fees to $999,000 in the second quarter of 1997. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business throughout western Pennsylvania.

 a $99,000 increase in gains realized on loans held for sale due to heightened residential mortgage origination and sales activity in 1997. It is the Company s ongoing strategy to sell all newly originated 30 year fixed-rate residential mortgage loans excluding those loans retained for CRA purposes.

 a $59,000 or 14.3% increase in income from bank owned life insurance due to payment of an employee death claim.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the
second quarter of 1997 totalled $13.5 million which represented a $1.1 million or 8.7% increase when compared to the same 1996 quarter. This increase was primarily due to the following items:

 a $792,000 increase in salaries and employee benefits due to 16 additional full time equivalent employees
 ("FTE"), merit pay increases and the reinstatement of salary rollbacks, higher profit sharing expense, and increased hospitalization premiums.

 a $69,000 increase in equipment expense due to the purchase of additional personal computers and enhancements to local and wide area networks.

 a $105,000 increase in professional fees due to higher legal and other professional fees in the second quarter of 1997.

 a $91,000 decrease in FDIC deposit insurance expense due to a reduction in the premium assessment rate on deposits covered by the Savings Association Insurance
 Fund ( SAIF ).

 a $244,000 increase in other expense due to higher telecommunication costs, employee training costs, advertising expense and outside processing fees.

 .....INCOME TAX EXPENSE.....The Company's provision for
income taxes for the second quarter of 1997 was $2.4 million reflecting an effective tax rate of 28.7%. The
Company's 1996 second quarter income tax provision was $1.9 million or an effective tax rate of 26.7%. The higher effective tax rate in 1997 was due to a combination of the Company s increased pre-tax earnings and reduced total tax-free asset holdings which were $5.1 million lower on average in the second quarter of 1997 as compared to the second quarter of 1996. The tax-free asset holdings consist primarily of municipal investment securities, municipality and school district loans, and bank owned life insurance. Net deferred income taxes of $1.7 million have been provided as of June 30, 1997, on the differences between taxable income for financial and tax reporting purposes.

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

 .....PERFORMANCE OVERVIEW.....The Company's net income for
the first six months of 1997 totalled $11.5 million or $2.24 per share on a fully diluted basis. The Company's net income for the first half of 1996 totalled $10.2 million or $1.94 per share on a fully diluted basis. The
1997 results reflect a $1.3 million or 12.5% earnings increase and a $0.30 or 15.5% improvement in fully diluted earnings per share when compared to the same period in 1996. For the first six months of 1997, the Company's return on average equity increased by 138 basis points to 15.14% while the return on average assets was unchanged at 1.09%.

 The Company's improved financial performance was due to increased revenue generated from its core banking business.
Specifically, net interest income increased by $3.8 million or 13.0% while total non-interest income grew by $321,000 or 3.5%. This increased revenue more than offset higher non-interest expense which resulted from additional investment in the infrastructure of the organization.
Total non-interest expense was $2.0 million or 8.0% higher in the first six months of 1997. The Company's earnings per share were also enhanced by the repurchase of its common stock because there were 144,000 fewer average fully diluted shares outstanding in the first half of 1997 when compared to the first half of 1996. The following table summarizes some of the Company's key performance indicators
(in thousands, except per share and ratios):

                                      Six Months Ended      Six Months Ended
                                      June 30, 1997         June 30, 1996
 Net income                           $ 11,508              $ 10,225
 Fully diluted earnings per share         2.24                  1.94
 Return on average assets                 1.09%                 1.09%
 Return on average equity                15.14                 13.76
 Average fully diluted common
    shares outstanding                   5,133                 5,277

 .....NET INTEREST INCOME AND MARGIN.....The following table compares the Company's net interest income and margin performance for the first six months of 1997 to the first six months of 1996 (in thousands, except percentages):

                                Six Months Ended
                                     June 30
                                 1997      1996       $ Change  % Change
Interest income                  $ 76,308  $ 66,012   10,296    15.6
Interest expense                   42,934    36,480    6,454    17.7
Net interest income                33,374    29,532    3,842    13.0
Tax-equivalent adjustment           1,504     1,529      (25)   (1.6)
Net tax-equivalent
   interest income               $ 34,878  $ 31,061    3,817    12.3

Net interest margin                  3.47%     3.52%   (0.05)bp   N/M

bp - Basis points
N/M - Not meaningful.

    USBANCORP's net interest income on a tax-equivalent basis increased by $3.8 million or 12.3% due to growth in earning assets. Total earning assets were $241 million higher in the first six months of 1997 with this growth in earning assets almost evenly distributed between investment securities and loans. Despite this balanced growth in the earning asset base, the net interest margin declined by five basis points to 3.47%. An increased use of borrowings from the Federal Home Loan Bank to fund the earning asset growth combined with a higher cost of deposits to cause the compression in the net interest margin.

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total interest income for the first six months of 1997 increased by $10.3 million or 15.6% when compared to the same 1996 period. This increase was due primarily to a $241 million or 13.8% increase in total average earning assets which caused interest income to rise by $9.4 million. The increase in average earning assets reflects $125 million of growth in investment securities and a $115 million increase in total average loans. The remainder of the increase in interest income was caused by a 10 basis point improvement in the earning asset yield to 7.81%. Within the earning asset base, the yield on total investment securities increased by 16 basis points to 6.97% while the yield on the total loan portfolio increased by six basis points to 8.69%. The improved investment securities yield resulted from a modest increase in the duration of the portfolio and a slightly higher interest rate environment. The loan yield improvement resulted from the previously discussed shift in the loan portfolio composition away from fixed-rate residential mortgage loans to higher yielding commercial and commercial mortgage loans. The Company s loan to deposit ratio averaged 82.4% for the first six months of 1997 compared to 71.1% for the first six months of 1996.

    The Company's total interest expense for the first half of 1997 increased by $6.5 million or 17.7% when compared to the same 1996 period. This higher interest expense was due primarily to a $230 million increase in average interest bearing liabilities which caused interest expense to rise by $5.5 million. The remainder of the increase was due to a 14 basis point rise in the cost of funds to 4.79%. The cost of deposits increased by eight basis points to 4.21% as the Company has experienced gradual disintermediation within the deposit base from lower cost passbook savings accounts to higher cost money market accounts and certificates of deposit. Within the liability mix, total borrowed funds increased by $253 million in order to fund greater balance sheet leverage and replace a $24 million outflow in interest bearing deposits. For the first six months of 1997, the Company's total level of short-term borrowed funds and FHLB advances averaged $784 million or 36.9% of total assets compared to an average of $530 million or 28.1% of total assets for the first six months of 1996. These borrowed funds had an average cost of 5.50% in the first half of 1997 which was 129 basis points greater than the average cost of deposits which amounted to 4.21%. This greater dependence on borrowings to fund the earning asset base was a key factor responsible for the increased cost of funds even though the actual cost of the short term borrowed funds and FHLB advances was 12 basis points lower in the first half of 1997.

    The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 1997, and June 30, 1996. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 26.

Six Months Ended June 30 (In thousands, except percentages)

                                                1997                             1996
                                                Interest                         Interest
                                     Average    Income/     Yield/   Average     Income/    Yield/
                                     Balance    Expense     Rate     Balance     Expense    Rate
Interest earning assets:
   Loans and loans held for sale,
     net of unearned income          $  949,029 $ 41,531    8.69%    $  833,919  $ 36,375   8.63%
   Deposits with banks                    5,448      121    4.42          1,681        34   4.03
  Federal funds sold and securities
     purchased under agreement
     to resell                               72        2    5.25          1,251        34   5.40
   Investment securities:
     Available for sale                 456,741   16,045    7.03        424,887    14,007   6.59
     Held to maturity                   574,859   19,925    6.93        481,465    16,837   6.99
     Total investment securities      1,031,600   35,970    6.97        906,352    30,844   6.81
   Assets held in trust for
      collateralized
      mortgage obligation                 5,062      188    7.50          6,724       254   7.61
Total interest earning
   assets/interest income             1,991,211   77,812    7.81      1,749,927    67,541   7.71
Non-interest earning assets:
   Cash and due from banks               33,129                          35,378
   Premises and equipment                17,990                          18,336
   Other assets                          97,144                          98,512
   Allowance for loan losses            (13,289)                        (14,784)
TOTAL ASSETS                         $2,126,185                      $1,887,369

                       CONTINUED ON NEXT PAGE

SIX MONTHS ENDED JUNE 30
CONTINUED FROM PREVIOUS PAGE

                                                   1997                               1996
                                                   Interest                           Interest
                                     Average       Income/      Yield/   Average      Income/    Yield/
                                     Balance       Expense      Rate     Balance      Expense    Rate
Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand           $   90,561    $    446     0.99%    $   97,785   $   488    1.01%
   Savings                              191,264       1,603     1.69        215,179     1,807    1.70
   Money markets                        151,702       2,757     3.66        141,246     2,348    3.36
   Other time                           577,957      16,305     5.69        580,835    16,606    5.75
   Total interest bearing deposits    1,011,484      21,111     4.21      1,035,045    21,249    4.13

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other short-term
        borrowings                      162,700       4,243     5.26         92,448     2,291    5.01
   Advances from Federal
      Home Loan Bank                    621,538      17,329     5.62        437,436    12,605    5.83
   Collateralized mortgage
      obligation                          4,479         198     8.91          6,162       252    8.22
   Long-term debt                         5,377          53     1.98          4,787        83    2.13
Total interest bearing
   liabilities/interest expense       1,805,578      42,934     4.79      1,575,878    36,480    4.65
Non-interest bearing liabilities:
   Demand deposits                      140,054                             137,811
   Other liabilities                     27,265                              24,244
   Stockholders' equity                 153,288                             149,436
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY              $2,126,185                          $1,887,369

Interest rate spread                                            3.02                             3.06
Net interest income/
   net interest margin                               34,878     3.47%                  31,061    3.52%
Tax-equivalent adjustment                            (1,504)                           (1,529)
Net Interest Income                                 $33,374                           $29,532

 .....PROVISION FOR LOAN LOSSES.....The Company's provision
for loan losses for the first six months of 1997 totalled
$45,000 or 0.01% of average total loans which equalled the provision level experienced in the first six months of 1996. The Company s net charge-offs amounted to only
$71,000 or 0.02% of average loans in the first half of 1997 compared to net charge-offs of $971,000 or 0.23% of average loans in the first half of 1996. The strength of the allowance for loan losses at each of the Company s banking subsidiaries supported continued low loan loss provision levels. At June 30, 1997, the balance in the allowance for loan losses totalled $13.3 million or 157% of total non-performing assets.

 .....NON-INTEREST INCOME.....Non-interest income for the
first six months of 1997 totalled $9.4 million which represented a $321,000 or 3.5% increase when compared to the same 1996 period. This increase was primarily due to the following items:

 a $117,000 or 6.2% increase in trust fees to $2 million in the first half of 1997. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business throughout western Pennsylvania.

 a $163,000 reduction in gains realized on the sale of investments securities available for sale.

 a $139,000 or 31% increase in gains realized on loans held for sale due to heightened residential mortgage origination and sales activity in 1997.

 a $78,000 or 5.0% increase in deposit service charges to $1.6 million. This increase resulted primarily from fewer waivers of overdraft charges due to enhanced monitoring techniques and pricing increases on several demand deposit account related services.

 a $68,000 or 6.3% increase in net mortgage servicing fee income to $1.2 million. This amount resulted from $2.2 million of mortgage servicing fees net of $831,000 of amortization expense of the cost of purchased and originated mortgage servicing rights. The increase in earnings between years was due to higher revenue generated from the servicing of an additional $262 million in loans acquired during the first quarter of 1997.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the
first six months of 1997 totalled $26.7 million which represented a $2 million or 8.0% increase when compared to the same 1996 period. This increase was primarily due to the following items:

 a $1.6 million increase in salaries and employee benefits due to 16 additional full time equivalent employees ("FTE"), merit pay increases and the reinstatement of salary rollbacks, higher profit sharing expense, and increased hospitalization premiums.

 a $185,000 or 13.1% increase in professional fees due to higher legal and other professional fees in the first half of 1997.

 a $344,000 decrease in FDIC deposit insurance expense due to a reduction in the premium assessment rate on deposits covered by the Savings Association Insurance
 Fund ( SAIF ).  The Company also benefitted from a
 $100,000 refund of a portion of the special assessment paid in the fourth quarter of 1996.

 a $508,000 or 14.3% increase in other expense due to higher telecommunication costs, advertising expense, employee training costs, and outside processing fees.

 .....INCOME TAX EXPENSE.....The Company's provision for
income taxes for the first six months of 1997 was $4.6 million reflecting an effective tax rate of 28.5%. The
Company's comparable period 1996 income tax provision was $3.7 million or an effective tax rate of 26.4%. The higher effective tax rate in 1997 was due to a combination of the Company s increased pre-tax earnings and reduced total tax-free asset holdings which were $7.8 million lower on average in the first half of 1997 as compared to the first half of 1996.

 .....NET OVERHEAD BURDEN.....The Company's efficiency
ratio(non-interest expense divided by total revenue) demonstrated continued improvement as it declined from 61.5% for the first six months of 1996 to 60.2% for the first six months of 1997. The increased revenue generated in the first half of 1997 was the key factor responsible for the improved efficiency ratio. Employee productivity ratios also continued to demonstrate improvement as total assets per employee averaged $2.8 million for the first half of 1997 a 10.3% increase over the $2.5 million average for the same prior year period. Net income per employee also increased by 10.2% to $15,100 for the first six months of 1997.

Presented on this page was a graphic representation of the Efficiency Ratio for the past seven quarters. The data points presented were 60.00%, 60.37%, 61.41%, 68.98%, 60.79%, 62.18%, and
66.92%, respectively.

 .....BALANCE SHEET.....The Company's total consolidated
assets were $2.176 billion at June 30, 1997, compared with $2.087 billion at December 31, 1996, which represents an increase of $89 million or 4.3% due to increased leveraging of the balance sheet. During the first six months of 1997, total loans and loans held for sale increased by approximately $35.9 million due to the previously mentioned growth in commercial and commercial mortgage loans. The Company s present loan pipelines suggest that the commercial loan growth momentum should continue through the remainder of 1997. Consumer loans continued to decline due to net run-off experienced in the indirect auto loan portfolio as the Company has not actively pursued new loans in this low margin line of business. Total investment securities increased by $45.3 million due to purchases of mortgage-backed securities.

 Total deposits increased by $26.4 million or 2.3% since
December 31, 1996, due to a successful certificate of deposit promotion which helped raise new funds with maturities of 30-36 months at a cost of approximately
6.15%. Seasonal factors and increased loan relationships also contributed to $5.1 million of growth in non-interesting bearing deposits. The Company's total borrowed funds position increased by $58.6 million due to additional leveraging of the balance sheet with FHLB borrowings. The
Company did extend $75 million of FHLB advances from a 90 day maturity to a two year term in order to reduce short-term interest rate risk. Overall, the Company's asset leverage ratio was 6.38% at June 30, 1997, compared to 6.51% at December 31, 1996.

 .....MARKET AREA ECONOMY.....National economic growth has
dropped sharply for the second quarter of 1997. Consumer spending, which accounts for about two-thirds of economic output, was the most significant factor in this slowdown.
It grew at only a slight 0.8 percent rate, compared to a five year high of 5.3 percent reported in the first quarter.

 Employment, however, is surging. The nation's unemployment rate dropped to a twenty-four year low of 4.8 percent in July 1997. Workers' average hourly earnings rose at a 3.8 percent annual rate for the first five months of the year, higher than last year's 3.3 percent gain in the consumer price index. Analysts believe that plentiful jobs, along with rising incomes, will propel faster economic growth in the current quarter, hovering around a three percent rate. It is unclear if this growth will be enough to spur a Federal Reserve interest rate increase.

 In the Western Region, Kennametal, Inc., may develop a portion of its corporate campus into a 130-acre business park. The plan is to market the land to corporate tenants desiring "build to suit" deals, with each company housed in a separate property, built to its specifications. Between one million and 1.5 million square feet of office space could be built on the 130-acres.

 In the Greater Johnstown marketplace, McCrory's, a downtown anchor of the central business district announced that the local store will remain open. A federal bankruptcy court accepted the bid of the McCrory chairman to purchase the chain of 160 stores. Additionally, Cambria County plans to award bids September 1 for renovations to convert the former Glosser Bros. building in downtown Johnstown into county offices and an academic center. Finally, a new 84 Lumber store will open on August
15. The 34,000 square foot facility will offer building supplies and hardware products for the do-it-yourselfer as well as professional contractors.


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

 The following table sets forth information concerning
USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                                     June 30    December 31   June 30
                                                     1997       1996          1996
Total loan delinquency (past due 30 to 89 days)      $11,588    $20,284       $10,982
Total non-accrual loans                                6,036      6,365         6,554
Total non-performing assets<F1>                        8,457      8,671         7,582
Loan delinquency, as a percentage of total loans
  and loans held for sale, net of unearned income       1.19%      2.16%         1.28%
Non-accrual loans, as a percentage of total loans
  and loans held for sale, net of unearned income       0.62       0.68          0.77
Non-performing assets, as a percentage of total
  loans and loans held for sale, net of unearned
  income, and other real estate owned                   0.87       0.92          0.89

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

  Between December 31, 1996, and June 30, 1997, each of the Company s key asset quality indicators demonstrated improvement. Total loan delinquency declined by $8.7 million causing the delinquency ratio to drop to 1.2%. The lower delinquency resulted from enhanced collection efforts on residential mortgage loans and seasonal factors. Total non-performing assets decreased by $214,000 since year-end
1996 causing the non-performing assets to total loans ratio to decline to 0.87%. It is also important to note that approximately $4.8 million or 57% of the Company s non-performing assets are residential mortgages which historically have demonstrated lower loss experience.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain
ratios for the periods ended (in thousands, except percentages):

                                              June 30    December 31    June 30
                                              1997       1996           1996
  Allowance for loan losses                   $ 13,303   $ 13,329       $ 13,988
  Amount in the allowance for loan losses
     allocated to "general risk"                 6,874      6,984          7,102
  Allowance for loan losses as a percentage
     of each of the following:
       total loans and loans held for sale,
         net of unearned income                   1.36%      1.42%          1.64%
       total delinquent loans
         (past due 30 to 89 days)               114.80      65.71         127.37
       total non-accrual loans                  220.39     209.41         213.43
       total non-performing assets              157.30     153.72         184.49

  Since December 31, 1996, the balance in the allowance for loan losses has remained relatively stable declining by only $26,000. The Company's allowance for loan losses at June 30, 1997, was 157% of non-performing assets and 220% of non-accrual loans. Both of these coverage ratios increased since year-end 1996 due to the Company's lower level of non-performing assets. The portion of the allowance allocated to general risk has been relatively constant at approximately $6.9 million for each of the periods presented.

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

  The following table presents a summary of the Company's static GAP positions (in thousands, except for the GAP ratios):

                                     June 30        December 31       June 30
                                     1997           1996              1996
    Six month cumulative GAP
        RSA........................  $   610,020    $   609,088       $ 565,417
        RSL........................     (853,322)      (865,296)       (781,858)
        Off-balance sheet
             hedges................       40,000         25,000          75,000
        GAP........................  $  (203,302)   $  (231,208)      $(141,441)
        GAP ratio..................         0.75X          0.72X           0.80X
        GAP as a % of total
           assets..................        (9.34)%       (11.08)%         (7.32)%
        GAP as a % of total
           capital.................      (130.17)       (152.19)         (96.78)

    One year cumulative GAP
        RSA........................  $   839,269    $   840,813       $ 781,358
        RSL........................   (1,226,982)    (1,061,514)       (888,280)
        Off-balance sheet
           hedges..................       90,000              -          25,000
        GAP........................  $  (297,713)   $  (220,701)      $ (81,922)
        GAP ratio..................         0.74X          0.79X           0.91X
        GAP as a % of total
           assets..................       (13.68)%       (10.57)%         (4.24)%
        GAP as a % of total
           capital.................      (190.61)       (145.28)         (56.05)

    When June 30, 1997, is compared to December 31, 1996, the Company's six month GAP became less negative while the one year cumulative GAP ratios became more negative. In
February 1997, the Company did extend $75 million of FHLB advances with a 30 day maturity out to a one year term in order to reduce short-term interest rate risk. This extension reduced the negativity of the six month GAP but had no impact on the one year GAP. As separately disclosed in the above table, the hedge transactions (described in detail in Note 12) reduced the negativity of the six month
GAP by $40 million and the one year GAP by $90 million.

    A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc. At June 30, 1997, the balance in these accounts totalled $428 million or 19.7% of total assets.
Within the above static GAP table, approximately $149 million or 35% of the total low cost core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is consistently used for all GAP ratios presented. The
Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that up to a 200 basis point increase in rates will not necessitate a change in the cost of these accounts.

    There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places primary emphasis on simulation modeling to manage and measure interest rate risk. At June 30, 1997, these varied economic interest rate simulations indicated that the maximum negative variability of USBANCORP's net interest income over the next twelve month period was (3.2%) under an upward rate shock forecast reflecting a 200 basis point increase in interest rates above published economic consensus estimates. Net income was reduced by approximately (6.3%) under this same scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income in a rising interest rate environment. The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to plus or minus 7.5% and net income variability to plus or minus
15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve.

    Within the investment portfolio at June 30, 1997, 46% of the portfolio is currently classified as available for sale and 54% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30 year fixed-rate mortgage loans.

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

    Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal
Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. Each of the Company's subsidiary banks are active borrowers with the Federal Home Loan Bank which provides the opportunity to obtain overnight to longer-term advances up to approximately 80% of their investment in assets secured by one-to-four family residential real estate. This would suggest a current total available Federal Home Loan Bank borrowing capacity of approximately $158 million. Furthermore, USBANCORP had available at June 30, 1997, $6.6 million of a total $14.5 million unsecured line of credit.

    Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $7.3 million from December 31, 1996, to June
30, 1997, due primarily to $76.7 million of net cash provided by financing activities and $10.7 million of net cash provided by operating activities. This more than offset $80.1 million of net cash used by investing activities. Within investing activities, purchases of investment securities exceeded the cash proceeds from investment security maturities and sales by approximately
$45.8 million. Cash advanced for new loan fundings totalled $153.6 million and was approximately $18.0 million greater than the cash received from loan principal payments. Within financing activities, cash generated from the sale of new certificates of deposit exceeded the cash payments for maturing certificates of deposit by $29.5 million. Net principal borrowings of advances from the Federal Home Loan Bank provided $58.2 million of cash.

 .....CAPITAL RESOURCES.....As presented in Note 15, each of the Company s regulatory capital ratios decreased modestly between December 31, 1996, and June 30, 1997, as the growth in assets exceeded the growth of capital. The Company targets an operating level of approximately 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Accordingly throughout the remainder of 1997, the Company will continue to leverage the additional capital generated from earnings through common dividend payments, treasury stock repurchases, and earning asset growth.

Presented on this page was a graphic representation of the Average Fully Diluted Number of Shares Outstanding for the past seven quarters. The data points presented were 5,104, 5,146, 5,172, 5,217, 5,241, 5,312, and 5,336, respectively.

    The Company used funds provided by a $14.5 million unsecured line of credit to repurchase 85,000 shares or $4.0 million of its common stock during the first six months of 1997. Through June 30, 1997, the Company has repurchased a total of 747,000 shares of its common stock at a total cost of $23.5 million or $31.46 per share. The
Company plans to continue its treasury stock repurchase program throughout 1997 which currently permits a maximum total repurchase authorization of $30 million. The maximum price per share at which the Company can repurchase stock is 200% of book value.

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

  The Company's declared Common Stock cash dividend per share was $0.65 for the first six months of 1997 which was a 14.0% increase over the $0.57 per share dividend for the same 1996 interim period. On June 30,1997, the dividend yield on the Company s common stock was 2.6% compared to an average common dividend yield for Pennsylvania bank holding companies of approximately 2.4%. The Company believes that the payment of a higher than peer level of common dividends is an integral component needed to achieve a progressive total shareholder return.

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

SERVICE AREA MAP
Presented on this page was a service area map reflecting the six counties serviced by USBANCORP, Inc.

Part II     Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Shareholders of
       USBANCORP, Inc. was held on April 22, 1997.
       The results of the items submitted for a vote are as follows:

  The following four Directors, whose term will expire in 2000, were elected:

                                 Number of Votes          % of total
                                 Cast for Class I         outstanding
                                 Director                 shares voted

  Clifford A. Barton             4,044,166                  79.51%
  Margaret A. O'Malley           4,014,481                  78.93%
  Mark E. Pasquerilla            4,001,347                  78.67%
  Thomas C. Slater               4,030,741                  79.25%

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibit

            15.1 Letter re:  unaudited interim financial information

     (b) Reports on Form 8-K: There were no reports filed on Form 8-K for the quarter ending June 30, 1997.

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       USBANCORP, Inc.
       Registrant

Date: August 11, 1997             /s/Terry K. Dunkle
                                     Terry K. Dunkle
                                     Chairman, President and
                                     Chief Executive Officer

Date: August 11, 1997             /s/Jeffrey A. Stopko
                                     Jeffrey A. Stopko
                                     Senior Vice President and
                                     Chief Financial Officer

  STATEMENT OF MANAGEMENT RESPONSIBILITY

  July 18, 1997

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To the Stockholders and
  Board of Directors of
  USBANCORP, Inc. :

  We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders equity and cash flows for the three and six month periods then ended. These financial statements are the responsibility of the Company's management.

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

  Pittsburgh, Pennsylvania,
     July 18, 1997

  July 18, 1997

  To the Stockholders and Board of Directors of USBANCORP, INC.:

  We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form S-3
  (Registration No. 33-56604); Form S-8 (Registration No.
  33-53935); Form S-8 (Registration No. 33-55845); Form
  S-8 (Registration No. 33-55207); and Form S-8
  (Registration No. 33-55211) its Form 10-Q for the quarter ended June 30, 1997, which includes our report dated July 18, 1997, covering the unaudited interim financial statement information contained therein.
  Pursuant to Regulation C of the Securities Act of 1933
  (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

  Very truly yours,

  /S/ARTHUR ANDERSEN LLP
  ARTHUR ANDERSEN LLP