Form 10-Q
period 1997-09-30
USBANCORP INC /PA/
filed 1997-11-12
CIK 707605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

    X      Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

           For the period ended September 30, 1997

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

                      X  Yes                        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                    Outstanding at October 31, 1997
Common Stock, par value $2.50                        4,959,354
per share

                              USBANCORP, INC.

                                   INDEX

                                                       Page No.
PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheet -
          September 30, 1997, December 31, 1996,
          and September 30, 1996                            3

          Consolidated Statement of Income -
          Three and Nine Months Ended
          September 30, 1997, and 1996                      4

          Consolidated Statement of Changes
          in Stockholders' Equity -
          Nine Months Ended
          September 30, 1997, and 1996                      6

          Consolidated Statement of Cash Flows -
          Nine Months Ended
          September 30, 1997, and 1996                      7

          Notes to Consolidated Financial
          Statements                                        8

          Management's Discussion and Analysis
          of Consolidated Financial Condition
          and Results of Operations                         21

Part II.  Other Information                                 40

                               USBANCORP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)
                                                  September 30     December 31      September 30
                                                  1997             1996             1996
                                                  (Unaudited)                       (Unaudited)
ASSETS
  Cash and due from banks                         $       35,169   $     43,183     $       48,121
  Interest bearing deposits with banks                       207          1,218              5,304
  Federal funds sold and securities purchased
     under agreements to resell                                -              -                  -
  Investment securities:
     Available for sale                                  526,073        455,890            494,315
     Held to maturity (market value $559,899 on
     September 30, 1997, $549,427 on December 31, 1996,
     and $516,637 on September 30, 1996)                 552,440        546,318            519,483
  Assets held in trust for collateralized mortgage
     obligation                                            4,545          5,259              5,651
  Loans held for sale                                      9,773         14,809              9,490
  Loans                                                  972,453        929,736            897,088
  Less:   Unearned income                                  5,182          4,819              2,999
       Allowance for loan losses                          12,930         13,329             13,871
       Net Loans                                         954,341        911,588            880,218
  Premises and equipment                                  17,868         18,201             18,385
  Accrued income receivable                               17,170         17,362             16,927
  Mortgage servicing rights                               16,384         12,494             11,708
  Goodwill and core deposit intangibles                   19,711         21,478             22,068
  Bank owned life insurance                               33,583         32,451             32,096
  Other assets                                             4,954          6,861              7,077
        TOTAL ASSETS                               $   2,192,218    $ 2,087,112       $  2,070,843

LIABILITIES
  Non-interest bearing deposits                    $     146,553    $   144,314       $     147,920
  Interest bearing deposits                            1,006,976        994,424           1,004,754
     Total deposits                                    1,153,529      1,138,738           1,152,674
  Federal funds purchased and securities sold under
     agreements to repurchase                             99,147         76,672              82,807
  Other short-term borrowings                             93,926         79,068             139,559
  Advances from Federal Home Loan Bank                   649,207        605,499             516,011
  Collateralized mortgage obligation                       4,018          4,691               5,088
  Long-term debt                                           4,829          4,172               4,482
     Total borrowed funds                                851,127        770,102             747,947
  Other liabilities                                       26,551         26,355              21,182
        TOTAL LIABILITIES                              2,031,207      1,935,195           1,921,803

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; 2,000,000 shares authorized;
     there were no shares issued and outstanding for
     the periods presented                                     -              -                   -
  Common stock, par value $2.50 per share; 12,000,000 shares authorized; 5,759,579 shares issued and 4,984,351
     outstanding on September 30, 1997; 5,742,264 shares
     issued and 5,081,004 outstanding on December 31,
     1996; 5,740,247 shares issued and 5,147,749
     outstanding on September 30, 1996                    14,399         14,356              14,351
  Treasury stock at cost, 775,228 shares on September 30,
     1997, 661,260 shares on December 31, 1996, and
     592,498 shares on September 30, 1996                (25,231)       (19,538)            (16,805)
  Surplus                                                 93,913         93,527              93,481
  Retained earnings                                       75,853         63,358              60,403
  Net unrealized holding gains (losses) on
     available for sale securities                         2,077            214              (2,390)
                 TOTAL STOCKHOLDERS' EQUITY              161,011        151,917             149,040
                 TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY              $   2,192,218    $ 2,087,112       $   2,070,843
  See accompanying notes to consolidated financial statements.

                                USBANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                   Unaudited

                                                        Three Months Ended   Nine Months Ended
                                                          September 30       September 30
                                                        1997      1996       1997         1996
INTEREST INCOME
   Interest and fees on loans and loans held for sale:
    Taxable                                             $ 20,637  $ 18,248   $ 60,585     $ 53,626
    Tax exempt                                               616       403      1,796        1,158
   Deposits with banks                                        53        62        174           96
   Federal funds sold and securities
    purchased under agreements to resell                       -         -          2           34
   Investment securities:
    Available for sale                                     8,170     8,075     23,835       22,082
    Held to maturity                                       9,721     8,430     28,925       23,980
   Assets held in trust for collateralized
    mortgage obligation                                       87       112        275          366
       Total Interest Income                              39,284    35,330    115,592      101,342

INTEREST EXPENSE
   Deposits                                               10,963    10,472     32,074       31,721
   Federal funds purchased and securities
    sold under agreements to repurchase                    1,290     1,254      3,771        2,846
   Other short-term borrowings                               659     2,030      2,421        2,729
   Advances from Federal Home Loan Bank                    9,345     5,814     26,674       18,419
   Collateralized mortgage obligation                        118       115        316          367
   Long-term debt                                             26        24         79          107
       Total Interest Expense                             22,401    19,709     65,335       56,189

NET INTEREST INCOME                                       16,883    15,621     50,257       45,153
   Provision for loan losses                                  23        23         68           68

NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                           16,860    15,598     50,189       45,085

NON-INTEREST INCOME
   Trust fees                                              1,025       924      3,024        2,806
   Net realized gains on investment securities               145       250        301          569
   Net realized gains on loans held for sale                 519       320      1,107          769
   Wholesale cash processing fees                            236       269        794          808
   Service charges on deposit accounts                       841       837      2,479        2,397
   Net mortgage servicing fees                               567       655      1,718        1,738
   Bank owned life insurance                                 393       394      1,248        1,225
   Other income                                            1,425     1,273      3,903        3,712
    Total Non-Interest Income                              5,151     4,922     14,574       14,024

NON-INTEREST EXPENSE
   Salaries and employee benefits                          7,114     6,485     21,005       18,774
   Net occupancy expense                                   1,111     1,114      3,312        3,368
   Equipment expense                                         768       726      2,426        2,318
   Professional fees                                         837       800      2,430        2,208
   Supplies, postage, and freight                            685       674      2,035        2,033
   Miscellaneous taxes and insurance                         369       350      1,118        1,080
   FDIC deposit insurance expense                             69     2,083         51        2,409
   Amortization of goodwill and core deposit intangibles     589       589      1,767        1,770
   Other expense                                           2,082     1,854      6,143        5,406
    Total Non-Interest Expense                          $ 13,624  $ 14,675   $ 40,287     $ 39,366

                             CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE

                                                Three Months Ended       Nine Months Ended
                                                  September 30             September 30
                                                1997        1996         1997       1996
INCOME BEFORE INCOME TAXES                      $    8,387  $    5,845   $   24,476 $   19,743
    Provision for income taxes                       2,370       1,546        6,951      5,219

NET INCOME                                      $    6,017  $    4,299   $   17,525 $   14,524
PER COMMON SHARE DATA:
   Primary:
    Net incom                                     $   1.18    $   0.83    $    3.43  $    2.77
    Average shares outstanding                   5,085,385   5,203,533    5,107,955  5,252,006
   Fully Diluted:
    Net income                                    $   1.18    $   0.82    $    3.42  $    2.76
    Average shares outstanding                   5,090,283   5,217,025    5,127,093  5,270,000
   Cash Dividends Declared                        $   0.35    $   0.30     $   1.00   $   0.87

See accompanying notes to consolidated financial statements.

                                USBANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   Unaudited
                                                                               Net
                                                                               Unrealized
                                                                               Holding
                            Preferred   Common   Treasury             Retained Gains
                            Stock       Stock    Stock     Surplus    Earnings (Losses)   Total
Balance December 31, 1995   $      -    $ 14,334 $(11,007) $ 93,361   $ 50,401 $    3,403 $150,492
Net Income                         -           -        -         -     14,524         -    14,524
Dividend reinvestment
   and stock purchase plan         -          17        -       120          -         -       137
Net unrealized holding
   gains (losses) on
   investment securities           -           -        -         -          -     (5,793)  (5,793)
Treasury stock, 169,286
   shares at cost                  -           -   (5,798)        -          -         -    (5,798)
Cash dividends declared:
   Common stock ($0.27 per
   share on 5,266,539 shares
   and $0.30 per share
   on 5,186,989 and
   5,147,403 shares)               -           -       -          -     (4,522)        -    (4,522)
Balance September 30, 1996   $     -    $ 14,351 $(16,805) $ 93,481   $ 60,403 $   (2,390)$149,040

Balance December 31, 1996    $     -    $ 14,356 $(19,538) $ 93,527   $ 63,358 $      214 $151,917
Net Income                         -           -        -         -     17,525          -   17,525
Dividend reinvest-
   ment and stock
   purchase plan                   -          43        -       386          -          -      429
Net unrealized holding gains
   (losses) on investment
   securities                      -           -        -         -          -      1,863    1,863
Treasury stock, 113,968
   shares at cost                  -           -   (5,693)        -          -         -    (5,693)
Cash dividends declared:
   Common stock($0.30 per share
   on 5,085,429 shares, $0.35
   per share on 5,021,429 and
   4,993,318 shares)               -           -        -         -     (5,030)        -    (5,030)
Balance September 30, 1997   $     -    $ 14,399 $(25,231) $ 93,913   $ 75,853     $2,077 $161,011

See accompanying notes to consolidated financial statements.

                                USBANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   Unaudited
                                                                     Nine Months Ended
                                                                       September 30
                                                                     1997       1996
OPERATING ACTIVITIES
      Net income                                                     $   17,525 $   14,524
      Adjustments to reconcile net income to net cash
             provided by operating activities:
         Provision for loan losses                                           68         68
         Depreciation and amortization expense                            1,800      1,949
         Amortization expense of goodwill and core deposit intangibles    1,767      1,770
         Amortization expense of mortgage servicing rights                1,261        944
         Net (accretion) amortization of investment securities               (5)       200
         Net realized gains on investment securities                       (301)      (569)
         Net realized gains on loans and loans held for sale             (1,107)      (769)
         Origination of mortgage loans held for sale                   (190,206)  (145,095)
         Sales of mortgage loans held for sale                          182,184    153,239
         Decrease (increase) in accrued income receivable                   192       (175)
         Decrease in accrued expense payable                                (7)       (406)
      Net cash provided by operating activities                          13,171     25,680

INVESTING ACTIVITIES
         Purchases of investment securities and other short-term
            investments                                                (418,445)  (500,891)
         Proceeds from maturities of investment securities and
            other short-term investments                                 95,595    123,437
         Proceeds from sales of investment securities and
            other short-term investments                                249,723    246,174
         Long-term loans originated                                    (214,256)  (258,840)
         Loans held for sale                                             (9,773)    (9,490)
         Principal collected on long-term loans                         193,651    191,285
         Loans purchased or participated                                     (2)      (519)
         Loans sold or participated                                         234        663
         Net decrease (increase) in credit card receivable and other
           short-term loans                                               1,490       (530)
         Purchases of premises and equipment                             (1,531)    (1,796)
         Sale/retirement of premises and equipment                           61         49
         Net decrease in assets held in trust for collateralized
           mortgage obligation                                              714      1,448
         Net increase mortgage servicing rights                          (5,151)    (1,280)
         Net (increase) decrease in other assets                           (229)       722
      Net cash used by investing activities                            (107,919)  (209,568)

FINANCING ACTIVITIES
         Proceeds from sales of certificates of deposit                 209,325    200,304
         Payments for maturing certificates of deposits                (182,571)  (221,101)
         Net decrease in demand and savings deposits                    (11,963)    (4,387)
         Net increase in federal funds purchased,
            securities sold under agreements to repurchase,
            and other short-term borrowings                              36,660    126,550
         Net principal borrowings of advances from Federal Home Loan
            Bank                                                         43,708     87,794
         Principal borrowings on long-term debt                           5,068          -
         Repayments of long-term debt                                    (4,411)      (579)
         Common stock cash dividends paid                                (7,572)    (2,978)
         Proceeds from dividend reinvestment, stock
            purchase plan, and stock options exercised                      429        137
         Purchases of treasury stock                                     (5,693)    (5,798)
         Net increase (decrease) in other liabilities                     2,743     (2,797)
      Net cash provided by financing activities                          85,723    177,145

NET DECREASE IN CASH EQUIVALENTS                                         (9,025)    (6,743)

CASH EQUIVALENTS AT JANUARY 1                                            44,401     60,168

CASH EQUIVALENTS AT SEPTEMBER 30                                       $ 35,376   $ 53,425

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

     With respect to the unaudited consolidated financial information of the Company for the three and nine month periods ended September 30, 1997, and 1996, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated October 16, 1997, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1996, numbers are derived from audited financial statements.

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's "Annual Report and Form 10-K" for the year ended December 31, 1996.

3.   Recent Pronouncements

     In the first quarter of 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. This statement is effective for periods ending after December 15, 1997. The Company believes that the adoption of this standard will not have a material impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement is effective for periods beginning after December 15, 1997. Also in June 1997, SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement requires that a public business enterprise segments. This statement is effective for periods beginning after December 15, 1997. The Company has not determined the ultimate reporting and disclosure changes to be made to the financial statements as a result of SFAS 130 and 131.

4.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, short-term investments, and federal funds sold and securities purchased under agreements to resell. The Company made $5,887,000 in income tax payments in the first nine months of 1997 as compared to $3,789,000 for the first nine months of 1996. Total interest expense paid amounted to $65,342,000 in 1997's first nine months compared to $56,595,000 in the same 1996 period.

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

Investment securities available for sale:

                                                  September 30, 1997
                                                  Gross        Gross
                                      Book        Unrealized   Unrealized    Market
                                      Value       Gains        Losses        Value
  U.S. Treasury                       $ 10,696    $      32    $     (9)     $ 10,719
  U.S. Agency                            1,020           12           -         1,032
  State and municipal                   13,513          310           -        13,823
  U.S. Agency mortgage-backed
     securities                        458,506        4,272      (1,158)      461,620
  Other securities<F1>                  38,879            -           -        38,879
       Total                          $522,614    $   4,626    $ (1,167)     $526,073


Investment securities held to maturity:

                                                  September 30, 1997
                                                  Gross        Gross
                                      Book        Unrealized   Unrealized    Market
                                      Value       Gains        Losses        Value
  U.S. Treasury                       $  10,299   $      10    $     (3)     $ 10,306
  U.S. Agency                            27,496         134          (7)       27,623
  State and municipal                   113,552       2,363         (35)      115,880
  U.S. Agency mortgage-backed
     securities                         398,133       5,867      (1,001)      402,999
  Other securities<F1>                    2,960         131           -         3,091
       Total                          $ 552,440   $   8,505    $ (1,046)     $559,899

<F1>Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."
At September 30, 1997, 98.8% of the portfolio was rated "AAA" and 98.9% "AA" or higher as compared to 98.8% and 98.9%, respectively, at September 30, 1996. Less than 1.0% of the portfolio was rated below "A" or unrated at September 30, 1997.

     The Company may sell covered call options on securities held in the available for sale investment portfolio. At the time a call is written, the Company records a liability equal to the premium fee received. The call liability is marked to market monthly and the offset is made to earnings. During the first nine months of 1997, there was $25,000 of income generated on call options. As of September 30, 1997, there were no written open call options. The Company limits total covered call options outstanding at any time to $25 million of available for sale securities.

6.     Loans Held for Sale

     At September 30, 1997, $9,773,000 of newly originated 30 year fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. Servicing rights are generally retained on sold loans. The residential mortgage loans held for sale are carried at the lower of aggregate amortized cost or market value. Net realized and unrealized gains and losses are included in "Net gains on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

7.     Loans

     The loan portfolio of the Company consists of the following
(in thousands):

                                    September 30    December 31    September 30
                                    1997            1996           1996
     Commercial                     $150,050        $138,008       $140,128
     Commercial loans secured
        by real estate               284,242         266,700        228,296
     Real estate - mortgage          441,846         414,003        415,197
     Consumer                         96,315         111,025        113,467
        Loans                        972,453         929,736        897,088
     Less:  Unearned income            5,182           4,819          2,999
     Loans, net of unearned income  $967,271        $924,917       $894,089

     Real estate-construction loans were not material at these presented dates and comprised 1.9% of total loans net of unearned income at September 30, 1997. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

     An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                 Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                                 1997         1996             1997        1996
Balance at beginning of period   $ 13,303     $ 13,988         $ 13,329    $ 14,914
Charge-offs:
     Commercial                       244           13              323       1,016
     Real estate-mortgage              15           55               95          84
     Consumer                         389          210              894         535
     Total charge-offs                648          278            1,312       1,635

Recoveries:
     Commercial                       170           65              368         247
     Real estate-mortgage               5            -              237          33
     Consumer                          77           73              240         244
     Total recoveries                 252          138              845         524

Net charge-offs                       396          140              467       1,111
Provision for loan losses              23           23               68          68
Balance at end of period         $ 12,930     $ 13,871         $ 12,930    $ 13,871

As a percent of average loans and loans
  held for sale, net of unearned income:
     Annualized net charge-offs      0.16%        0.06%           0.06%        0.18%
     Annualized provision for
     loan losses                     0.01         0.01            0.01         0.01
Allowance as a percent of loans and loans
     held for sale, net of unearned income
     at period end                   1.32         1.54            1.32         1.54
Allowance as a multiple of annualized
     net charge-offs, at period end  8.23X       24.90X          20.71X        9.35X
Total classified loans            $23,489      $25,519         $23,489      $25,519
Dollar allocation of reserve
to general risk                     6,570        5,564           6,570        5,564
Percentage allocation of
     reserve to general risk        50.81%       40.11%          50.81%       40.11%

(For additional information, refer to the "Provision for Loan Losses" and "Loan
Quality" sections in the Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations on pages 25 and 33, respectively.)

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

     The Company had loans totalling $1,698,000 and $2,107,000 being specifically identified as impaired and a corresponding allocation reserve of $1,066,000 and $937,000 at September 30, 1997, and September 30, 1996, respectively. The average outstanding balance for loans being specifically identified as impaired was $1,949,000 for the first nine months of 1997 compared to $2,486,000 for the first nine months of 1996. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first nine months of 1997 or 1996.

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

                        September 30, 1997         December 31, 1996         September 30, 1996
                                 Percent of                 Percent of                Percent of
                                 Loans in                   Loans in                  Loans in
                                 Each                       Each                      Each
                                 Category                   Category                  Category
                   Amount        to Loans     Amount        to Loans        Amount    to Loans
Commercial         $   830        15.4%       $ 1,826        14.7%          $ 1,902    15.5%
Commercial
  loans secured
  by real estate     2,756        29.1          2,796        28.4             3,914    25.3
Real Estate -
  mortgage             449        46.2            472        45.6               570    47.0
Consumer             1,259         9.3            959        11.3               984    12.2
Allocation to
  general risk       6,570           -          6,984           -             5,564       -
Allocation for
  impaired loans     1,066           -            292           -               937       -

     Total         $12,930       100.0%       $13,329       100.0%          $13,871   100.0%

     Even though real estate-mortgage loans comprise approximately 46% of the Company's total loan portfolio, only $449,000 or 3.5% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

     At September 30, 1997, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 8.)

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

     The following table presents information concerning non-performing assets (in thousands, except percentages):

                                  September 30     December 31    September 30
                                  1997             1996           1996
Non-accrual loans                 $6,368           $6,365         $5,635
Loans past due 90 days or more     1,419            2,043          1,709
Other real estate owned            1,084              263            151
Total non-performing assets       $8,871           $8,671         $7,495

Total non-performing assets
   as a percent of loans and loans
   held for sale, net of unearned
   income, and other real estate
   owned                            0.91%            0.92%         0.83%

     The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1)fair value minus estimated costs to sell, or
2)carrying cost.

     The following table sets forth, for the periods indicated, (i)
the gross interest income that would have been recorded if non-
accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans (in
thousands).
                                      Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                      1997         1996     1997        1996
Interest income due in accordance
   with original terms                $  116       $ 101    $ 351       $ 423
Interest income recorded                 (14)         (6)     (95)        (12)
Net reduction in interest income      $  102       $  95    $ 256       $ 411

11.     Incentive Stock Option Plan

     Under the Incentive Stock Option Plan (the "Plan"), options can be granted (the "Grant Date") to employees with executive, managerial, technical, or professional responsibility as selected by a committee of the board of directors. The Company accounts for this Plan under APB Opinion 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. The option price at which a stock option may be exercised shall be a price as determined by the board committee but shall not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Had compensation cost for these plans been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the nine months ended:

                               September 30,      September 30,
                                   1997               1996
                            (In thousands, except per share data)
Net Income
    As Reported                   $17,525            $14,524
    Pro Forma                      17,373             14,369
Primary Earnings Per Share
    As Reported                   $  3.43            $  2.77
    Pro Forma                        3.40               2.74
Fully Diluted Earnings Per Share
    As Reported                   $  3.42            $  2.76
    Pro Forma                        3.39               2.73

     Because SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future periods.

     In the first nine months of 1997, one option grant totalling 1,500 shares was issued, compared to one option grant totalling 78,000 shares for the same 1996 period. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for grants in the presented 1997 and 1996 periods, respectively: risk-free interest rate 6.49% and 5.49%; expected dividend yields 3.25% for both periods; expected lives 7 years for both periods; expected volatility 20.96% and 21.28%.

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

     Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions outstanding as of September 30, 1997, are as follows:

     Borrowed Funds Hedges

     The Company has entered into several interest rate swaps to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and one year are being used to fund fixed-rate agency mortgage-backed
securities with durations ranging from two to three  years.   Under
these swap agreements, the Company pays a fixed rate of interest and receives a floating rate which resets either monthly, quarterly, or annually. The following table summarizes the interest rate swap transactions which impacted the Company s first nine months of 1997 performance:

                                       Fixed    Floating                Impact
 Notional      Start     Termination   Rate     Rate        Repricing   On Interest
 Amount        Date      Date          Paid     Received    Frequency   Expense
 $60,000,000   3-16-95   3-16-97       6.93%    5.54%       Matured     $184,000
  25,000,000   9-29-95   9-29-97       6.05     5.71        Matured       64,023
  40,000,000   3-17-97   3-15-99       6.19     5.64        Monthly      117,321
  50,000,000   5-08-97   5-10-99       6.20     5.88        Annually      63,556
  25,000,000   6-20-97   6-20-99       6.20     5.54        Monthly       47,527
  50,000,000   9-25-97   9-25-99       5.80     5.50        Monthly        1,250

   The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties in the interest rate swap agreements is remote.

     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate caps or floors outstanding at September 30, 1997, or September 30, 1996.

13.     Goodwill and Core Deposit Intangible Assets

     USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $15.8 million of goodwill and $3.9 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 Johnstown Savings Bank acquisition and the 1993 Integra Branches acquisition.

     The Company is amortizing core deposit intangibles over periods ranging from five to ten years while goodwill is being amortized over a 15 year life. The straight-line method of amortization is being used for both of these categories of intangibles. The amortization expense of these intangible assets reduced first nine months of 1997 fully diluted earnings per share by $0.31. It is important to note that this intangible amortization expense is not a cash outflow. The following table reflects the future amortization expense of the intangible assets (in thousands):

                   Remaining 1997                 $   589
                             1998                   2,170
                             1999                   2,014
                             2000                   1,904
                             2001                   1,865
                   2002 and after                  11,169

14.     Federal Home Loan Bank Borrowings

     Total FHLB borrowings consist of the following at September
30, 1997, (in thousands,
except percentages):

    Type           Maturing            Amount            Weighted
                                                         Average
                                                         Rate

    Advances and   1997                $ 195,054         5.51%
      wholesale    1998                  359,777         5.43
      repurchase   1999                  126,250         5.86
      agreements   2000                    3,750         6.15
                   2001                   10,126         8.22
                   2002 and after         12,250         6.92

    Total Advances and                   707,207         5.55
      wholesale repurchase
      agreements

    Total FHLB Borrowings               $707,207         5.55%

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes that as of September 30, 1997, the Company meets all capital adequacy requirements to which it is subject.

     As of September 30, 1997, and 1996, as well as December 31, 1996, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table.

                                                                        To Be Well
                                                                        Capitalized Under
                                               For Capital              Prompt Corrective
As of September 30, 1997       Actual          Adequacy Purposes        Action Provisions
                         Amount       Ratio    Amount     Ratio         Amount      Ratio
                                           (In thousands, except ratios)
Total Capital (to Risk
  Weighted Assets)
    Consolidated         $  151,414   14.45%   $   83,844   8.00%         $  104,805  10.00%
    U.S. Bank                92,118   16.45        44,809   8.00              56,011  10.00
    Three Rivers Bank        65,616   13.45        38,964   8.00              48,705  10.00
Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated            138,484   13.21        41,922   4.00              62,883   6.00
    U.S. Bank                85,224   15.22        22,404   4.00              33,607   6.00
    Three Rivers Bank        59,580   12.23        19,482   4.00              29,223   6.00
Tier 1 Capital (to Average
  Assets)
    Consolidated            138,484    6.45        85,851   4.00             107,314   5.00
    U.S. Bank                85,224    7.08        48,142   4.00              60,177   5.00
    Three Rivers Bank        59,580    6.35        37,530   4.00              46,913   5.00

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")

THIRD QUARTER September 30, 1997 VS. THIRD QUARTER September 30,
1996

 .....PERFORMANCE OVERVIEW.....The Company's net income for the third quarter of 1997 totalled $6,017,000 or $1.18 per share on a fully diluted basis. The Company's net income for the third quarter of 1996 totalled $4,299,000 or $0.82 per share on a fully diluted basis. The 1997 results reflect a $1.7 million or 40.0% earnings increase and a $0.36 or 43.9% improvement in fully diluted earnings per share when compared to the 1996 third quarter results. In the third quarter of 1996, the Company recognized a one-time assessment mandated by Congress to recapitalize the Savings Association Insurance Fund. The negative after-tax impact of this special assessment on net income was $1.4 million or $0.26 on fully diluted earnings per share. For the third quarter of 1997, the Company's return on average equity was 15.07% while the return on average assets was 1.10%.

     The Company's improved financial performance was driven by a $1.5 million increase in total revenue as each of the key revenue components experienced growth during the third quarter of 1997. Specifically, net interest income increased by $1.3 million or 8.1% while total non-interest income grew by $229,000 or 4.7%. Total non-interest expense was $1.1 million or 7.2% lower in the third quarter of 1997 due to reduced FDIC Insurance Expense. Earnings per share grew at a faster rate than net income due to the success of the Company s ongoing treasury stock repurchase program. There were 127,000 fewer average fully diluted shares outstanding in the third quarter of 1997 when compared to the third quarter of 1996. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

Presented on this page was a graph of the past seven quarters of fully diluted earnings per share. The data points presented were $1.18, $1.14, $1.10, $1.06, $0.82, $1.01, and $0.93, respectively.

                                    Three Months Ended     Three Months Ended
                                    September 30, 1997     September 30, 1996
 Net income                         $ 6,017                $ 4,299
 Fully diluted earnings per share      1.18                   0.82
 Return on average assets              1.10%                  0.86%
 Return on average equity             15.07                  11.53
 Average fully diluted common
    shares outstanding                5,090                  5,217

 .....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table compares the Company's net interest income performance for the third quarter of 1997 to the third quarter of 1996 (in thousands, except percentages):

                            Three Months Ended
                            September 30
                            1997         1996       $ Change    % Change
Interest income             $ 39,284     $ 35,330     3,954       11.2
Interest expense              22,401       19,709     2,692       13.7
Net interest income           16,883       15,621     1,262        8.1
Tax-equivalent adjustment        721          730        (9)      (1.2)
Net tax-equivalent
   interest income          $ 17,604     $ 16,351     1,253        7.7

Net interest margin             3.46%        3.51%    (0.05)bp     N/M

bp - Basis points
N/M - Not meaningful.

    USBANCORP's net interest income on a tax-equivalent basis increased by $1.3 million or 7.7% due to growth in earning assets. Total average earning assets were $169 million higher in the third quarter of 1997 as total loans grew by $114 million or 13.3% while investment securities increased by $57 million or 5.7%. This growth in the earning asset base was funded primarily with borrowings from the Federal Home Loan Bank which was a key factor causing a five basis point decline in the net interest margin to 3.46%. The overall growth in the earning asset base was one important strategy used by the Company to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to plus or minus 7.5% (see further discussion under Interest Rate Sensitivity).

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total interest income for the third quarter of 1997 increased by $4.0 million or 11.2% when compared to the same 1996 period. This increase was due primarily to a $169 million or 9.1% increase in total average earning assets which caused interest income to rise by $3.3 million. The remainder of the increase in interest income was caused by a 12 basis point improvement in the earning asset yield to 7.83%. Within the earning asset base, the yield on total investment securities increased by 13 basis points to 7.01% while the yield on the total loan portfolio increased by six basis points to 8.67%.

    A ninth consecutive quarter of loan growth fueled the improvement in the loan-to-deposit ratio which contributed to the increased loan portfolio yield. The Company s loan to deposit ratio averaged 83.6% in the third quarter of 1997 compared to an average of 73.8% in the third quarter of 1996. The loan yield also benefitted from a continued mix shift in the loan portfolio composition towards higher yielding commercial and commercial mortgage loans. Total commercial and commercial mortgage loans comprised 44.5% of total loans at September 30, 1997, compared to 40.8% at September 30, 1996. The higher commercial loan totals resulted from increased production from both middle market and small business lending (loans less than $250,000).

    The Company's total interest expense for the third quarter of 1997 increased by $2.7 million or 13.7% when compared to the same 1996 period. This higher interest expense was due primarily to a $157 million increase in average interest bearing liabilities which caused interest expense to rise by $1.9 million. The remainder of the increase in interest expense was due to a 19 basis point increase in the cost of interest bearing deposits to 4.28% and a greater proportionate use of borrowed money to fund the earning asset base. Within the liability mix, total borrowed funds increased by $160 million in order to fund greater balance sheet leverage as average total deposits were essentially flat between periods. For the third quarter of 1997, the Company's total level of short-term borrowed funds and FHLB advances averaged $810 million or 37.4% of total assets compared to an average of $649 million or 32.6% of total assets for the third quarter of 1996. These borrowed funds had an average cost of 5.52% in the third quarter of 1997 which was 124 basis points greater than the average cost of deposits which amounted to 4.28%. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to increase by 18 basis points from 4.66% in the third quarter of 1996 to 4.84% in the third quarter of 1997.

    It is recognized that interest rate risk does exist, particularly in a rising interest rate environment, from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company currently has outstanding a total of $165 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 12.)

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

Three Months Ended September 30 (In thousands, except percentages)

                                                     1997                                   1996
                                                     Interest                               Interest
                                       Average       Income/      Yield/     Average        Income/      Yield/
                                       Balance       Expense      Rate       Balance        Expense      Rate
Interest earning assets:
   Loans and loans held for sale,
     net of unearned income            $   972,332   $ 21,454     8.67%      $  858,047     $ 18,796     8.61%
   Deposits with banks                       3,496         53     5.92            4,650           62     5.18
   Federal funds sold and securities
     purchased under agreement
     to resell                                   -          -        -                -            -        -
   Investment securities:
     Available for sale                    486,916      8,411     6.91          483,479        8,075     6.68
     Held to maturity                      563,117     10,000     7.10          509,541        9,015     7.08
     Total investment securities         1,050,033     18,411     7.01          993,020       17,090     6.88
   Assets held in trust for
      collateralized
      mortgage obligation                    4,689         87     7.35            5,977          112     7.48
Total interest earning
   assets/interest income                2,030,550    $40,005     7.83%       1,861,694      $36,060     7.71%
Non-interest earning assets:
   Cash and due from banks                  32,639                               34,706
   Premises and equipment                   17,987                               18,273
   Other assets                             97,814                               92,949
   Allowance for loan losses               (12,998)                             (13,964)
TOTAL ASSETS                            $2,165,992                           $1,993,658

                             CONTINUED ON NEXT PAGE

THREE MONTHS ENDED September 30
CONTINUED FROM PREVIOUS PAGE

                                                       1997                                  1996
                                                       Interest                              Interest
                                         Average       Income/      Yield/   Average         Income/      Yield/
                                         Balance       Expense      Rate     Balance         Expense      Rate
Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand               $   90,921    $    226      0.99%   $   94,752      $   234      0.98%
   Savings                                  184,631         791      1.70       207,638          876      1.68
   Money markets                            153,868       1,449      3.74       148,111        1,311      3.52
   Other time                               587,650       8,497      5.74       569,173        8,051      5.63
   Total interest bearing deposits        1,017,070      10,963      4.28     1,019,674       10,472      4.09

   Short term borrowings:
      Federal funds purchased,
        securities sold under agreements
        to repurchase and other
        short-term borrowings               152,790       1,949      5.00       247,582        3,284      5.23
   Advances from Federal
      Home Loan Bank                        657,045       9,345      5.64       401,674        5,814      5.76
   Collateralized mortgage obligation         4,143         118     11.29         5,409          115      8.47
   Long-term debt                             5,000          26      2.06         4,608           24      2.12
Total interest bearing
   liabilities/interest
   expense                                1,836,048      22,401      4.84     1,678,947       19,709      4.66
Non-interest bearing liabilities:
   Demand deposits                          145,949                             143,596
   Other liabilities                         25,542                              22,810
   Stockholders' equity                     158,453                             148,305
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $2,165,992                          $1,993,658

Interest rate spread                                                 3.00                                 3.05
Net interest income/
   net interest margin                                   17,604      3.46%                    16,351      3.51%
Tax-equivalent adjustment                                  (721)                                (730)
Net Interest Income                                     $16,883                              $15,621

 ....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the third quarter of 1997 totalled $23,000 or 0.01% of average total loans which equalled the provision level experienced in the 1996 third quarter. The strength of the allowance for loan losses at each of the Company s banking subsidiaries supported continued low loan loss provision levels. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis. At September 30, 1997, the allowance for loan losses at each of the Company's banking subsidiaries was in compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the systematically determined minimum reserve need. In total, the Company's general unallocated reserve was $6.6 million at September 30, 1997, or 50.8% of the allowance for loan losses. The Company expects a moderate increase in its loan loss provision level in future periods due to continued loan growth and increased holdings of commercial and commercial real estate loans.

 .....NON-INTEREST INCOME.....Non-interest income for the third quarter of 1997 totalled $5.2 million which represented a $229,000 or 4.7% increase when compared to the same 1996 period. This increase was primarily due to the following items:

 a $101,000 or 10.9% increase in trust fees to $1.0 million in the third quarter of 1997. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business throughout western Pennsylvania.

 a $199,000 increase in gains realized on loans held for sale due to heightened residential mortgage origination and sales activity at the Company's mortgage banking subsidiary. Total mortgage originations amounted to $80 million in the third quarter of 1997 compared to $52 million in the same 1996 period. It is the Company s ongoing strategy to sell newly originated 30 year fixed-rate residential mortgage loans excluding those loans retained for CRA purposes.

 a $152,000 or 11.9% increase in other income due in part to additional income resulting from ATM transaction charges, other mortgage banking processing fees, credit card charges, and premium income commissions from insurance sales.

 an $88,000 or 13.4% decrease in net mortgage servicing fees due to greater amortization expense on mortgage servicing rights.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the third quarter of 1997 totalled $13.6 million which represented a $1.1 million or 7.2% decrease when compared to the same 1996 quarter.
This decrease was primarily due to the following items:

 a $2.0 million decrease in FDIC deposit insurance expense due to the non-recurrence of a $1.4 million special assessment and lower basic deposit premium costs on SAIF insured deposits.

 a $629,000 increase in salaries and employee benefits due to 16 additional full-time equivalent employees ("FTE"), merit pay increases and the reinstatement of salary rollbacks, higher profit sharing expense, and increased hospitalization premiums.

 a $42,000 increase in equipment expense due to the purchase of additional personal computers and enhancements to local and wide area networks.

 a $228,000 increase in other expense due to higher telecommunication costs, employee training costs, advertising expense and outside processing fees.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the third quarter of 1997 was $2.4 million reflecting an effective tax rate of 28.3%. The Company's 1996 third quarter income tax provision was $1.5 million or an effective tax rate of 26.4%. The higher effective tax rate in 1997 was due to the Company s increased pre-tax earnings combined with a relatively consistent level of tax-free income. Net deferred income taxes of $3.4 million have been provided as of September 30, 1997, on the differences between taxable income for financial and tax reporting purposes.

NINE MONTHS ENDED September 30, 1997 VS. NINE MONTHS ENDED
September 30, 1996

 .....PERFORMANCE OVERVIEW.....The Company's net income for the first nine months of 1997 totalled $17.5 million or $3.42 per share on a fully diluted basis. The Company's net income for the first nine months of 1996 totalled $14.5 million or $2.76 per share on a fully diluted basis. The 1997 results reflect a $3.0 million or 20.7% earnings increase and a $0.66 or 23.9% improvement in fully diluted earnings per share when compared to the same period in 1996. For the first nine months of 1997, the Company's return on average equity increased by 210 basis points to 15.12% while the return on average assets grew by nine basis points to 1.10%.

 The Company's improved financial performance was due to a combination of increased revenue generated from its core businesses and effective capital management strategies. Specifically, net interest income increased by $5.1 million or 11.3% while total non-interest income grew by $550,000 or 3.9%. This increased revenue more than offset higher non-interest expense which partially resulted from the start-up costs of several new strategic initiatives which are designed to further diversify the Company s revenue stream in future years. These new strategic initiatives include the selling of annuities, mutual funds, and insurance, the formation of a subsidiary which offers investment and asset/liability management services to smaller financial institutions, the establishment of the first full service mobile bank branch in Western Pennsylvania, and the opening of two loan production offices. Overall, total non-interest expense was $921,000 or 2.3% higher in the first nine months of 1997. The Company's earnings per share were also enhanced by the repurchase of its common stock as there were 143,000 fewer average fully diluted shares outstanding in the first nine months of 1997 when compared to the same period in 1996. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                                   Nine Months Ended      Nine Months Ended
                                   September 30, 1997     September 30, 1996
 Net income                        $ 17,525               $ 14,524
 Fully diluted earnings per share      3.42                   2.76
 Return on average assets              1.10%                  1.01%
 Return on average equity             15.12                  13.02
 Average fully diluted common
    shares outstanding                5,127                  5,270

 .....NET INTEREST INCOME AND MARGIN.....The following table compares the Company's net interest income and margin performance for the first nine months of 1997 to the first nine months of 1996 (in thousands, except percentages):

                             Nine Months Ended
                             September 30
                             1997           1996       $ Change    % Change
Interest income              $ 115,592      $101,342     14,250       14.1
Interest expense                65,335        56,189      9,146       16.3
Net interest income             50,257        45,153      5,104       11.3
Tax-equivalent adjustment        2,225         2,259        (34)      (1.5)
Net tax-equivalent
   interest income           $  52,482      $ 47,412      5,070       10.7

Net interest margin               3.47%         3.52%     (0.05)bp     N/M

bp - Basis points
N/M - Not meaningful.

    USBANCORP's net interest income on a tax-equivalent basis increased by $5.1 million or 10.7% due to growth in earning assets. Total earning assets were $217 million higher in the first nine months of 1997 with this growth in earning assets distributed between loans and investment securities. Despite this balanced growth in the earning asset base, the net interest margin declined by five basis points to 3.47%. An increased use of borrowings from the Federal Home Loan Bank to fund the earning asset growth combined with a higher cost of deposits to cause the compression in the net interest margin.

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total interest income for the first nine months of 1997 increased by $14.3 million or 14.1% when compared to the same 1996 period. This increase was due primarily to a $217 million or 12.1% increase in total average earning assets which caused interest income to rise by $12.7 million. The increase in average earning assets reflects $115 million of growth in total loans and a $103 million increase in total investment securities. The remainder of the increase in interest income was caused by a 11 basis point improvement in the earning asset yield to 7.82%. Within the earning asset base, the yield on total investment securities increased by 16 basis points to 6.99% while the yield on the total loan portfolio increased by five basis points to 8.68%. The loan yield improvement resulted from the previously discussed shift in the loan portfolio composition away from fixed-rate residential mortgage loans and lower yielding indirect auto loans to higher yielding commercial and commercial mortgage loans. The Company s loan to deposit ratio averaged 82.8% for the first nine months of 1997 compared to 72.0% for the first nine months of 1996.

    The Company's total interest expense for the first nine months of 1997 increased by $9.1 million or 16.3% when compared to the same 1996 period. This higher interest expense was due primarily to a $206 million increase in average interest bearing liabilities which caused interest expense to rise by $7.4 million. The remainder of the increase was due to a 16 basis point rise in the cost of funds to 4.81%. The cost of deposits increased by 12 basis points to 4.23% as the Company has experienced gradual disintermediation within the deposit base from lower cost passbook savings accounts to higher cost money market accounts and certificates of deposit. Within the liability mix, total average borrowed funds increased by $222 million in order to fund the earning asset growth and replace a $17 million outflow in interest bearing deposits. For the first nine months of 1997, the Company's total level of short-term borrowed funds and FHLB advances averaged $793 million or 37.1% of total assets compared to an average of $570 million or 29.6% of total assets for the first nine months of 1996. These borrowed funds had an average cost of 5.54% in the first nine months of 1997 which was 131 basis points greater than the average cost of deposits which amounted to 4.23%. This greater dependence on borrowings to fund the earning asset base was a key factor responsible for the increased cost of funds even though the actual cost of the short term borrowed funds and FHLB advances was ten basis points lower in the first nine months of 1997.

    The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended
September 30, 1997, and September 30, 1996. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 23.

Nine Months Ended September 30 (In thousands, except percentages)

                                                    1997                                   1996
                                                    Interest                               Interest
                                      Average       Income/      Yield/   Average          Income/      Yield/
                                      Balance       Expense      Rate     Balance          Expense      Rate
Interest earning assets:
   Loans and loans held for sale,
     net of unearned income           $   956,796   $ 62,985     8.68%    $  841,961       $ 55,171     8.63%
   Deposits with banks                      4,797        174     4.80          2,670             96     4.72
  Federal funds sold and securities
     purchased under agreement
     to resell                                 48          2     5.22            834             34     5.38
   Investment securities:
     Available for sale                   466,799     23,904     6.83        444,908         22,082     6.62
     Held to maturity                     570,946     30,477     7.12        490,334         25,852     7.03
     Total investment securities        1,037,745     54,381     6.99        935,242         47,934     6.83
   Assets held in trust for
      collateralized
      mortgage obligation                   4,938        275     7.45          6,475            366     7.55
Total interest earning
   assets/interest income               2,004,324   $117,817     7.82%     1,787,182       $103,601     7.71%
Non-interest earning assets:
   Cash and due from banks                 32,965                             35,154
   Premises and equipment                  17,989                             18,315
   Other assets                            97,368                             96,658
   Allowance for loan losses              (13,192)                           (14,510)
TOTAL ASSETS                           $2,139,454                         $1,922,799

                             CONTINUED ON NEXT PAGE

NINE MONTHS ENDED September 30
CONTINUED FROM PREVIOUS PAGE

                                                    1997                                   1996
                                                    Interest                               Interest
                                      Average       Income/      Yield/   Average          Income/      Yield/
                                      Balance       Expense      Rate     Balance          Expense      Rate
Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand            $   90,681    $    673     0.99%    $   96,775       $   722      1.00%
   Savings                               189,053       2,394     1.69        212,664         2,683      1.69
   Money markets                         152,424       4,206     3.69        143,534         3,659      3.42
   Other time                            581,188      24,801     5.71        576,947        24,657      5.70
   Total interest bearing deposits     1,013,346      32,074     4.23      1,029,920        31,721      4.11

   Short term borrowings:
      Federal funds purchased,
        securities sold under agreements
        to repurchase and other
        short-term borrowings            159,398       6,192     5.19        144,160         5,575      5.18
   Advances from Federal
      Home Loan Bank                     633,373      26,674     5.63        425,516        18,419      5.80
   Collateralized mortgage obligation      4,367         316     9.66          5,911           367      8.30
   Long-term debt                          5,251          79     2.00          4,727           107      2.38
Total interest bearing
   liabilities/interest
   expense                             1,815,735      65,335     4.81      1,610,234        56,189      4.65
Non-interest bearing liabilities:
   Demand deposits                       142,019                             139,739
   Other liabilities                      26,690                              23,767
   Stockholders' equity                  155,010                             149,059
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY               $2,139,454                          $1,922,799

Interest rate spread                                             3.01                                   3.06
Net interest income/
   net interest margin                                52,482     3.47%                      47,412      3.52%
Tax-equivalent adjustment                             (2,225)                               (2,259)
Net Interest Income                                  $50,257                               $45,153

 .....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the first nine months of 1997 totalled $68,000 or 0.01% of average total loans which equalled the provision level experienced in the first nine months of 1996. The Company s net charge-offs amounted to $467,000 or 0.06% of average loans in the first nine months of 1997 compared to net charge-offs of $1.1 million or 0.18% of average loans in the first nine months of 1996. The strength of the allowance for loan losses at each of the Company s banking subsidiaries supported continued low loan loss provision levels. At September 30, 1997, the balance in the allowance for loan losses totalled $12.9 million or 146% of total non-performing assets.

 .....NON-INTEREST INCOME.....Non-interest income for the first nine months of 1997 totalled $14.6 million which represented a $550,000 or 3.9% increase when compared to the same 1996 period. This increase was primarily due to the following items:

 a $218,000 or 7.8% increase in trust fees to $3.0 million in the first nine months of 1997. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business throughout western Pennsylvania.

 a $268,000 reduction in gains realized on the sale of investments securities available for sale.

 a $338,000 or 44% increase in gains realized on loans held for sale due to heightened residential mortgage origination and sales activity in 1997.

 a $82,000 or 3.4% increase in deposit service charges to $2.5 million. This increase resulted primarily from fewer waivers of overdraft charges due to enhanced monitoring techniques and pricing increases on several demand deposit account related services.

 a $191,000 or 5.1% increase in other income due in part to additional income resulting from ATM transaction charges, other mortgage banking processing fees, credit card charges, and premium income commissions from insurance sales.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the first nine months of 1997 totalled $40.3 million which represented a $921,000 or 2.3% increase when compared to the same 1996 period.
This increase was primarily due to the following items:

 a $2.2 million increase in salaries and employee benefits due to 16 additional full- time equivalent employees ("FTE"), merit pay increases and the reinstatement of salary rollbacks, higher profit sharing expense, and increased hospitalization premiums.

 a $222,000 or 10.1% increase in professional fees due to higher legal and other professional fees in the first nine months of 1997.

 a $2.4 million decrease in FDIC deposit insurance expense due to the non-recurrence of a $1.4 million special assessment and lower basic deposit premium costs on SAIF insured deposits.

 a $737,000 or 13.6% increase in other expense due to higher telecommunication costs, advertising expense, employee training costs, and outside processing fees.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first nine months of 1997 was $7.0 million reflecting an effective tax rate of 28.4%. The Company's comparable period 1996 income tax provision was $5.2 million or an effective tax rate of 26.4%. The higher effective tax rate in 1997 was due to a combination of the Company s increased pre-tax earnings and reduced total tax-free asset holdings which were $2.0 million lower on average in the first nine months of 1997 as compared to the first nine months of 1996.

 .....NET OVERHEAD BURDEN.....The Company's efficiency ratio(non-
interest expense divided by total revenue) demonstrated continued improvement as it declined from 64.1% for the first nine months of 1996 to 60.1% for the first nine months of 1997. The increased revenue generated in the first nine months of 1997 was the key factor responsible for the improved efficiency ratio. Employee productivity ratios also continued to demonstrate improvement as total assets per employee averaged $2.8 million for the first nine months of 1997 a 9.0% increase over the $2.6 million average for the same prior year period. Net income per employee also increased by 18.2% to $23,000 for the first nine months of 1997.

 .....BALANCE SHEET.....The Company's total consolidated assets were
$2.192 billion at September 30, 1997, compared with $2.087 billion at December 31, 1996, which represents an increase of $105 million or 5.0% due to increased leveraging of the balance sheet. During the first nine months of 1997, total loans and loans held for sale increased by approximately $37.3 million due primarily to the previously mentioned growth in commercial and commercial mortgage loans. Consumer loans continued to decline due to net run-off experienced in the indirect auto loan portfolio as the Company has not actively pursued new loans in this low margin line of business. Total investment securities increased by $76.3 million due to purchases of mortgage-backed securities.

 Total deposits increased by $14.8 million or 1.3% since
December 31, 1996, due to a successful certificate of deposit promotion which helped raise new funds with maturities of 30-36 months. Seasonal factors and increased loan relationships also contributed to $2.2 million of growth in non-interesting bearing deposits. The Company's total borrowed funds position increased by $81.0 million due to additional leveraging of the balance sheet with FHLB borrowings. These new FHLB borrowings have maturities ranging from 90 days to two years. Total equity increased by $9.1 million due to net income retained and a $1.9 million increase in the equity valuation allowance for available for sale securities. Overall, the Company's asset leverage ratio was 6.45% at September 30, 1997, compared to 6.51% at December 31, 1996.

Presented on this page was a graph of the efficiency ratio for the past seven quarters. The data points presented were 59.87%, 60.00%, 60.37%, 61.41%, 68.98%, 60.79%, and 62.18%, respectively.

 .....MARKET AREA ECONOMY.....Despite the concerns evident in the stock market, there is little evidence that the current expansion is coming to an end, or even slowing significantly. With the last four quarters totalling 4.0% growth, the economy has actually accelerated from its recent pace. The economy should slow over the next year. The volatile stock market should take some steam out of the economy, resulting in a slowdown in real Gross Domestic Product. Also, early signs suggest consumer confidence is topping out.

 The nation's seasonally unemployment rate dropped to 4.7 percent in October from 4.9 percent in September 1997, the lowest level in a quarter century. The economy created 284,000 jobs. Service businesses accounted for 213,000 jobs including an unusually large gain in financial industries. Worker's average hourly earnings (take home pay) jumped six cents to $12.41 in October. That brought the year-on-year increase in earnings to 4.2 percent, the largest increase since 1989.

 In the Pittsburgh market, there may be some major changes on the horizon for the retail district in Pittsburgh. These include a Lord & Taylor at Smithfield Street, a larger Saks Fifth Avenue, Planet Hollywood, Niketown, and Eddie Bauer. These national retailers are all participants in a project pursued by Urban Retail Properties Co. Additionally, AMC Entertainment will make its Pittsburgh debut with a 30-screen mega-complex in Collier Township. The developer plans to build five to six restaurants, the theater, and 125,000 square feet of additional retail space.

 In the Greater Johnstown marketplace, five municipalities in Cambria and Somerset counties were awarded a total of $1.35 million in community development grants. The state gave out $7.5 million in grants for housing and water and sewer service projects in 21 counties across Pennsylvania. Cambria and Somerset County municipalities received funds designated to rehabilitate low-income housing. The grants are part of approximately $60 million distributed in Pennsylvania through the 1997 federally funded Community Development Block Grants Program. In addition, the University of Pittsburgh at Johnstown dedicated a 42,000 square-foot administration classroom building named after former University President Frank H. Blackington III. Blackington Hall has several administration offices, three lecture halls, a computer lab, a language lab, and an audio-visual room.

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

 The following table sets forth information concerning
USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                                      September 30   December 31   September 30
                                                      1997           1996          1996
     Total loan delinquency (past due 30 to 89 days)  $15,227        $20,284       $14,608
     Total non-accrual loans                            6,368          6,365         5,635
     Total non-performing assets<F1>                    8,871          8,671         7,495
     Loan delinquency, as a percentage of total loans
        and loans held for sale, net of unearned income  1.56%          2.16%         1.62%
     Non-accrual loans, as a percentage of total loans
        and loans held for sale, net of unearned income  0.65           0.68          0.62
     Non-performing assets, as a percentage of total
        loans and loans held for sale, net of unearned
        income, and other real estate owned              0.91           0.92          0.83

    <F1>Non-performing assets are comprised of (i) loans that are on a non-
accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned. All loans, except for loans that are insured for credit loss, are placed on non-accrual status upon becoming 90 days past due in either principal or interest.

  Between December 31, 1996, and September 30, 1997, two of the three key asset quality indicators were relatively consistent while total loan delinquency declined by $5.1 million causing the delinquency ratio to drop to 1.56%. The lower delinquency resulted from enhanced collection efforts on residential mortgage loans and seasonal factors. It is also important to note that approximately $5.1 million or 58% of the Company s non-performing assets are residential mortgages which historically have demonstrated lower loss experience.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                                              September 30       December 31    September 30
                                              1997               1996           1996
  Allowance for loan losses                   $ 12,930           $ 13,329       $ 13,871
  Amount in the allowance for loan losses
     allocated to "general risk"                 6,570              6,984          5,564
  Allowance for loan losses as a percentage
     of each of the following:
       total loans and loans held for sale,
         net of unearned income                   1.32%              1.42%          1.54%
       total delinquent loans
         (past due 30 to 89 days)                84.91              65.71          94.95
       total non-accrual loans                  203.05             209.41         246.16
       total non-performing assets              145.76             153.72         185.07

  Since December 31, 1996, the balance in the allowance for loan losses has declined moderately by $399,000. The Company's allowance for loan losses at September 30, 1997, was 146% of non-performing assets and 203% of non-accrual loans. The portion of the allowance allocated to general risk continues to be strong at $6.6 million and represents 50.8% of the total allowance for loan losses.

 .....INTEREST RATE SENSITIVITY.....Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income and capital. The management and measurement of interest rate risk at USBANCORP is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income and capital levels over specific future time periods by projecting the yield performance of assets and liabilities in numerous varied interest rate environments; and
2)static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. For static GAP analysis, USBANCORP typically defines interest rate sensitive assets and liabilities as those that reprice within nine months or one year.

  The following table presents a summary of the Company's static
GAP positions (in thousands, except for the GAP ratios):

                                     September 30       December 31        September 30
                                     1997               1996               1996
    Nine month cumulative GAP
        RSA........................  $   634,767        $   609,088        $ 643,036
        RSL........................   (1,031,024)          (865,296)        (891,937)
        Off-balance sheet
           hedges..................       90,000             25,000           25,000
        GAP........................  $  (306,257)       $  (231,208)       $(223,901)
        GAP ratio..................         0.67X              0.72X            0.74X
        GAP as a % of total
           assets..................       (13.97)%           (11.08)%         (10.81)%
        GAP as a % of total
           capital.................      (190.21)           (152.19)         (150.23)

    One year cumulative GAP
        RSA......................    $   882,407        $   840,813        $ 868,548
        RSL......................     (1,202,558)        (1,061,514)      (1,018,097)
        Off-balance sheet
           hedges................        140,000                  -                -
        GAP......................    $  (180,151)       $  (220,701)       $(149,549)
        GAP ratio................           0.83X              0.79X            0.85X
        GAP as a % of total
           assets................          (8.22)%           (10.57)%          (7.22)%
        GAP as a % of total
           capital...............        (111.89)           (145.28)         (100.34)

    When September 30, 1997, is compared to December 31, 1996, the Company's six month GAP became more negative while the one year cumulative GAP ratios became less negative. As separately disclosed in the above table, the hedge transactions (described in detail in Note 12) reduced the negativity of the six month GAP by $90 million and the one year GAP by $140 million.

    A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc. At September 30, 1997, the balance in these accounts totalled $422 million or 19.2% of total assets. Within the above static GAP table, approximately $155 million or 37% of the total low cost core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is consistently used for all GAP ratios presented. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that up to a 200 basis point increase in rates will not necessitate a change in the cost of these accounts.

    There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places primary emphasis on simulation modeling to manage and measure interest rate risk. At September 30, 1997, these varied economic interest rate simulations indicated that the maximum negative variability of USBANCORP's net interest income over the next twelve month period was (3.5%) under an upward rate shock forecast reflecting a 200 basis point increase in interest rates above published economic consensus estimates. Net income was reduced by approximately (6.8%) under this same scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income in a rising interest rate environment. The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to plus or minus7.5% and net income variability to plus or minus 15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve.

    Within the investment portfolio at September 30, 1997, 49% of the portfolio is currently classified as available for sale and 51% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity if needed. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated 30 year fixed-rate mortgage loans.

 .....LIQUIDITY.....Liquidity can be analyzed by utilizing the
Consolidated Statement of Cash Flows. Cash equivalents decreased by $9.0 million from December 31, 1996, to September 30, 1997, due primarily to $107.9 million of net cash used by investing activities. This more than offset $85.7 million of net cash provided by financing activities and $13.2 million of net cash provided by operating activities. Within investing activities, purchases of investment securities exceeded the cash proceeds from investment security maturities and sales by approximately $73.1 million. Cash advanced for new loan fundings totalled $214.3 million and was approximately $30.4 million greater than the cash received from loan principal payments. Within financing activities, cash generated from the sale of new certificates of deposit exceeded the cash payments for maturing certificates of deposit by $26.8 million. Net principal borrowings of advances from the Federal Home Loan Bank provided $43.7 million of cash.

 .....CAPITAL RESOURCES.....As presented in Note 15, each of the
Company s regulatory capital ratios increased modestly between December 31, 1996, and September 30, 1997. The Company targets an operating level of approximately 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Accordingly throughout the remainder of 1997, the Company will continue to leverage the additional capital generated from earnings through common dividend payments, treasury stock repurchases, and modest earning asset growth.

    The Company repurchased 114,000 shares or $5.7 million of its common stock during the first nine months of 1997. Through September 30, 1997, the Company has repurchased a total of 775,000 shares of its common stock at a total cost of $25.2 million or $32.55 per share. The Company plans to continue its treasury stock repurchase program which currently permits a maximum total repurchase authorization of $40 million. The maximum price per share at which the Company can repurchase stock is 200% of book value.

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

Presented on this page was a graph of the past seven quarters average fully dilutes number of shares outstanding. The data points were 5090, 5104, 5146, 5172, 5217, 5241, and 5312, respectively.

  The Company's declared Common Stock cash dividend per share was $1.00 for the first nine months of 1997 which was a 15.0%
increase over the $0.87 per share dividend for the same 1996 interim period. Between common dividend payments($5.0 million) and treasury stock repurchases($5.7 million), the Company has distributed 61% of its nine month net income back to its shareholders.

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

  Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state banking regulations; (v) the presence in the Company's market area of competitors with greater financial resources than the Company and;
(vi) other external developments which could materially impact the Company's operational and financial performance.

Presented on this page was a service area map reflecting the six county area serviced by the Company.

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibit

            15.1 Letter re:  unaudited interim financial information

     (b) Reports on Form 8-K: There were no reports filed on Form 8-K for the quarter ending September 30, 1997.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


USBANCORP, Inc.
Registrant


Date: November 12, 1997                \s\Terry K. Dunkle
                                       Terry K. Dunkle
                                       Chairman, President and
                                       Chief Executive Officer

Date: November 12, 1997                \s\Jeffrey A. Stopko
                                       Jeffrey A. Stopko
                                       Senior Vice President and
                                       Chief Financial Officer

  STATEMENT OF MANAGEMENT RESPONSIBILITY

  October 16, 1997

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


  \s\Terry K. Dunkle                      \s\Jeffrey A. Stopko
  Terry K. Dunkle                         Jeffrey A. Stopko
  Chairman, President &                   Senior Vice President &
  Chief Executive Officer                 Chief Financial Officer

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To the Stockholders and
  Board of Directors of
  USBANCORP, Inc.:

  We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income and changes in stockholders equity for the three- and nine-month periods then ended and the related consolidated statements of cash flows for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

  \s\Arthur Andersen LLP
  ARTHUR ANDERSEN LLP
  Pittsburgh, Pennsylvania,
  October 16, 1997

  October 16, 1997

  To the Stockholders and Board of Directors of USBANCORP, INC.:

  We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form S-3 (Registration No. 33-56604); Form S-8 (Registration No. 33-53935); Form S-8 (Registration No. 33-55845); Form S-8 (Registration No. 33-55207); and Form S-8 (Registration No. 33-55211) its Form 10-Q for the quarter ended September 30, 1997, which includes our report dated October 16, 1997, covering the unaudited interim financial statement information contained therein. Pursuant to Regulation C of the Securities Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


  Very truly yours,

  \s\Arthur Andersen LLP
  ARTHUR ANDERSEN LLP