Form 10-K
period 1997-12-31
USBANCORP INC /PA/
filed 1998-03-23
CIK 707605

1997 Annual Report and Form 10-K

CONTENTS

FINANCIAL HIGHLIGHTS AT A GLANCE                   2
FINANCIAL HIGHLIGHTS                               3
SHAREHOLDER INFORMATION AT A GLANCE                4
MESSAGE TO THE SHAREHOLDER                         5
SERVICE AREA MAP                                  10
CONSOLIDATED BALANCE SHEET                        13
CONSOLIDATED STATEMENT OF INCOME                  14
CONSOLIDATED STATEMENT OF CHANGES
     IN STOCKHOLDER'S EQUITY                      15
CONSOLIDATED STATEMENT OF CASH FLOWS              16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        19
STATEMENT OF MANAGEMENT RESPONSIBILITY            40
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS          41
MARKET PRICE AND DIVIDEND DATA                    44
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA    45
MANAGEMENT'S DISCUSSION AND ANALYSIS              47
FORM 10-K                                         66
DIRECTORS, GENERAL OFFICERS, AND ADVISORY BOARD   85
OFFICE LOCATIONS                                  90
SHAREHOLDER INFORMATION                           91
INFORMATION PRESENTED GRAPHICALLY                 ANNEX A

FINANCIAL HIGHLIGHTS AT A GLANCE

FINANCIAL HIGHLIGHTS
                                                                    % Increase
                                        1997              1996      (Decrease)
FOR THE YEAR                   (In thousands, except per share and ratio data)

Net interest income              $    66,859         $     61,138     9
Net income                            23,497               20,019    17
Performance ratios:
   Return on average assets            1.09%                1.03%     6
   Return on average equity            15.00                13.36    12
   Net interest margin                  3.43                 3.52    (3)
   Net charge-offs as a percentage of
      average loans, net of unearned
      income                            0.14                 0.20   (30)
   Loan loss provision as a percentage
      of average loans, net of unearned
      income                            0.02                 0.01   100
   Efficiency ratio                    60.11                63.39    (5)
PER COMMON SHARE
Net income:<F1>
   Basic                         $      4.69          $      3.85    22
   Diluted                              4.61                 3.83    20
Cash dividends declared                 1.60                 1.37    17
Dividend payout ratio                 34.00%               35.28%    (4)
Price earnings ratio                  15.84x               10.90x    45
AT PERIOD END
Total assets                      $2,239,110           $2,087,112     7
Investment securities:
   Available for sale                580,115              455,890    27
   Held to maturity                  532,341              546,318    (3)
Loans and loans held for sale,
   net of unearned income            989,575              939,726     5
Allowance for loan losses             12,113               13,329    (9)
Goodwill and core deposit intangibles 19,122               21,478   (11)
Deposits                           1,139,527            1,138,738     -
Stockholders  equity                 158,180              151,917     4
Trust assets (discretionary and
   non-discretionary)              1,121,503            1,157,072    (3)
Non-performing assets                  8,858                8,671     2
Non-performing assets as a
   percentage ofloans and loans
   held for sale, net of unearned
   income, and other real estate
   owned                               0.89%                0.92%    (3)
Capital ratios:
   Common equity                       7.06                 7.28     (3)
   Total risk-based                   14.12                14.16      -
   Asset leverage                      6.25                 6.51     (4)
Per common share:
   Book value                  $      32.32        $       29.90      8
   Market value                       73.00                41.75     75
   Market price to book value ratio  225.87%              139.63%    62
Assets per employee            $      2,814         $      2,588      9

STATISTICAL DATA                                (Amounts not rounded)
AT YEAR END
Full-time equivalent employees          765                 759       1
Branch locations                         43                  44      (2)
Common shareholders                   5,402               6,246     (14)
Common shares outstanding         4,893,718           5,081,004      (4)
<F1> The prior year earnings per share has been
restated to reflect adoption of SFAS #128.

SHAREHOLDER INFORMATION AT A GLANCE

MESSAGE TO THE SHAREHOLDER

Dear Shareholder:

USBANCORP, Inc. continued to build on success throughout 1997. I am pleased to report to our shareholders that your Company has met or surpassed each financial goal I pledged to you in my 1996 shareholder letter. Your management team developed these goals as the keys to continued profitable growth during 1997, and the year's success has rewarded our efforts.
     Strategies implemented by your leadership team to meet the goals stated in our 1996 annual report can be characterized as striking a productive "partnership for success" among shareholders, customers, communities and employees, and creating improving value for each. A review of these 1997 goals reveals an enduring attention to the key principles that made the year a success.

IMPROVING VALUE FOR SHAREHOLDERS
An improving earnings performance demonstrates that our emphasis on improving core banking business has resulted in increased value for our shareholders. USBANCORP earned a record $23.5 million or $4.61 on a diluted per share basis in 1997. Your Company s performance reflects a 17.4% earnings increase and a 20.4% increase in diluted earnings per share when compared to the $20.0 million or $3.83 per diluted share reported to you in my 1996 message. USBANCORP's goal to achieve a sustainable return on equity of 15.00% for full year 1997 was achieved.
These results demonstrate continual improvement and compare favorably to the 13.36% return on equity reported to you in my 1996 message.
     In 1995, your leadership team committed to grow earnings per share in excess of 20% for each of the next two years. Our ability to achieve this meaningful growth in earnings per share was driven by eight consecutive quarters of increasing revenue and the implementation of ongoing strategies designed to optimally leverage the organization to maximize shareholder value through treasury stock repurchases, common dividend payments, and earning asset growth. The significant growth in earnings, combined with a "bull" stock market, led to a 121% appreciation in our stock price over this two-year period. The annual total return on USBANCORP common stock over a broader five-year period has averaged 32%. This
32% total return exceeds the S&P 500 Index average annual total return of 20% for this same time period. Our market capitalization has grown from under $100 million to $357 million over the same five-year time frame, resulting in more than $250 million of additional wealth created for our shareholders. I am pleased that our strategies to profitably grow your Company are working and have generated significant increased value for our shareholders.

IMPROVING VALUE FOR CUSTOMERS
Your Company's retail banking subsidiaries experienced a record year in serving the needs of more customers during 1997. Personal service delivery enhancements, combined with the gradual introduction of convenience-oriented technology, has attracted more customers. This high-touch, medium-tech approach to customer service first described to you in 1995, provides customers with convenient options for conducting business anytime, anywhere.
     The 43 branch locations in the USBANCORP Network - many now open evenings and weekends including Sunday - offered customers the option to conduct their banking face-to-face with service representatives. Customers with busy lifestyles responded favorably to payroll direct deposit accounts and automatic loan payment options. TellerPhone Banking, originally introduced in 1995, provides customers with access to their account information 24 hours a day, 365 days a year. In 1996, TellerPhone received an average of 10,000 calls per month. TellerPhone calls - both conventional and via computer modem access - steadily increased as customers became familiar with this new and convenient technology.

The USBANCORP TellerPhone systems facilitated nearly one million customer transactions during 1997.
     Retail banking segments continue to emphasize convenience and delivery, as symbolized through the network-wide Loan Patrol delivery positioning statement. The Loan Patrol message of bringing the service to the customer, aided by on-the-spot laptop computer servicing, has contributed to a strong demand for retail mortgage and home equity loans. The consumer segment grew these types of loans by $26.7 million or 6.5% during 1997. Additionally, new loan originations at our mortgage banking subsidiaries increased to more than $250 million in 1997.
     Our diligent search for new growth markets was rewarded in 1997. USBANCORP expanded its lending presence into two new markets with the opening of the Westmoreland
County Loan Store, and a similar, scaled-down version of the Loan Store in State College, Centre County. The Loan
Store operations bring affiliate lending services into markets identified as high growth, and which offer a high potential for increased income through commercial and consumer loan generation. After incurring initial start-up costs in 1997, we expect both Loan Stores to be net income contributors in 1998.
     The USBANCORP Network also introduced its first Bank Mobile in 1997. The Bank Mobile, offering complete banking service on wheels, is successfully emphasizing the message of convenient service delivery since its introduction during the third quarter, 1997. The Bank
Mobile is the only full service bank on wheels within its service area, and in December alone, the bank logged more than 42 stops within a three-county area.
     Your Company continues its goal of diversifying retail product and service offerings to increase non-interest income. USBANCORP's five-year strategic plan (1997-2002) specifies the development of increasing sales by optimizing our current delivery channels and introducing new services which enhance customer convenience. The 1997 introduction of two financial service affiliates expands the retail income stream within the current retail delivery system. This new ability to offer annuities, mutual funds and insurance, along with other, more standard bank offerings through the current branch network enables each affiliate to offer a complete line of financial services to the customer. Complete - or "one-stop" banking - service is the thrust behind a new market positioning theme. The positioning theme identifies affiliate banks as complete financial service organizations, fully capable of meeting their customers life-cycle financial needs. The marketing message for 1998 and beyond is, "Feather Your Nest" with the wide array of products and services now available at USBANCORP affiliate banks. The inside front cover of this publication displays an eagle and nest image which symbolizes the complete line of financial products and services we offer to satisfy nearly every customer need.
With a more complete line of products available at every branch office - from CDs, loans, checking and savings to retirement investments and insurance - your Company is moving from the "Bank of Choice" to the "Financial
Services Provider of Choice". This subtle shift in our market positioning strategy enhances our mission of satisfying all customer financial needs.
     Your Trust Company is contributing their products and services to enhance the "Financial Services Provider of Choice" programs, and this affiliate has experienced growth of its own in 1997. Diversified investment options complimented by a flexible high-touch approach to customer service is contributing to increasing fee income from your Company s Trust affiliate. Trust fees increased by $314,000 or 8.5% in 1997, driven by a successful employee benefit program which includes the administration of corporate 401(k) investment plans.

The late-1997 addition of OmniPhone, which provides 401(k) participants with 24-hour account information access, makes USBANCORP Trust more appealing to current and prospective retirement program participants.
     Focus group discussions with current and prospective small to medium sized business customers in each USBANCORP geographic marketing region revealed a considerable opportunity for USBANCORP affiliate banks to gain a stronger position in the small to medium size commercial business segment. Responses from participants indicate that both USBANCORP affiliate banks have solid reputations as financial providers. Participants told us of a strong desire to deal with smaller, less bureaucratic banks offering personalized service delivered by a team of knowledgeable professionals. The Small Business Center - in its second year of operation - acts upon the findings of the focus group by forging profitable working processes with the current retail delivery channels at all affiliate banks. This brings big-bank expertise to the customer-friendly and familiar branch office surroundings.
     USBANCORP affiliates established three pilot commercial lending teams in the growth markets of Somerset, Westmoreland and Washington counties. The team s purpose is to increase cross sell opportunities through sharing prospect information with members from each banking segment. Joint visits made by officers from various segments are then scheduled with the customer to discuss financial options available to meet their specific needs.

IMPROVING VALUE FOR EMPLOYEES
Employees are improving the value of USBANCORP through the effective use of the high-touch approach to delivering customer service. In 1997, net income per employee increased by 15% over 1996. This increase demonstrates our employee commitment to listen to customer needs and respond to those needs with the correct product or service solution.
     Employee efforts contributed to our efficiency ratio improving from 63.4% in 1996 to 60.1% in 1997. Through participation on high-performance work teams - the Rapid Response Teams introduced to you in my 1995 message - employees accept the challenge of translating your Company's strategy into actionable steps. Rapid Response Teams evaluate and make recommendations to management for improvement opportunities in product and process. In
1997, more than 25 projects were completed by these teams. Employees are applying their "hands-on" knowledge of daily operations and processes to improve affiliate bank efficiency.
     Skills based learning opportunities reached new heights in 1997. USBANCORP invested $342,000 in employee skill development, with course content which is closely linked to your Company's future goals. In addition to structured classroom learning opportunities, USBANCORP continues to provide flexible learning alternatives for all employees. Each branch location is now equipped with a video learning center, providing flexibility and convenience for the further education of employees. Self-study modules, focusing on "mission-critical" subjects, continue to be an additional source for employee learning outside of the training room.
     Employees were rewarded for achieving 1996 goals, and were encouraged to meet 1997 goals through the introduction of the first phase of a more comprehensive merit program. Eligibility for the merit reward was based upon the employees efforts to:
     1) contribute to achieving the ROE goal,
     2) work outside the scope of their day-to-day responsibilities,
     3) meet or exceed individual departmental goals,
     4) volunteer in the community, and participate on high performance work teams.

EARNING A LEADERSHIP ROLE IN THE COMMUNITY
Affiliate banks are working diligently to lend credibility to our mission of delivering convenience and the widest array of financial products and services.
Employees have also raised their banks' reputation as caring neighbors in their communities. For 1997, USBANCORP employees have donated more than 11,000 hours of community service to more than 450 civic organizations and charities. Employees are encouraged to participate in this organized corporate effort, and their involvement in community affairs underscores to business people and customers that your Company delivers service on many levels - including to the communities that support us.
     More than 130 employees, their families and friends volunteered to serve during the largest annual community event in Cambria County, as USBANCORP continues to demonstrate its support for projects that foster community growth. In 1997, each affiliate bank has forged a continuous support and working relationship with community colleges within their service areas. By lending our considerable business experience to this partnership, the colleges are able to provide the best business education available within the community. The employee volunteerism has also touched important community programs for 1997. These programs include the School-To-Work program, the Take Your Daughter To Work program, and a continuing strong support for youth groups such as Junior Achievement and the Boy Scouts of America.
Among several civic and professional organizations, I personally serve on the Board of Directors for the Federal Home Loan Bank in Pittsburgh. USBANCORP's commitment to our communities is on record, as each affiliate bank enters 1998 with an "outstanding"
Community Reinvestment Act (CRA) rating.

CHALLENGES AND GOALS FOR 1998
One of the challenges USBANCORP will face over the next two years is the "Year 2000" turn-of-the-century system compliance. The majority of the nation's computer systems utilize dates and date logic which assumes all dates are in the 1900-1999 range. Any computer hardware and software system and any computer controlled device that cannot distinguish between 1999 and the year 2000 can potentially "fail". Such failures could result in processing errors or incorrect information. I am pleased to inform you that your Company is already executing detailed plans now to proactively address the Year 2000 issue. We are committed to providing the necessary personnel and financial resources to ensure timely compliance with this non-negotiable deadline.
Additionally, we have already partnered with a local high technology company to provide educational training sessions on the Year 2000 issue to our customer base. Our current estimate of the total cost for USBANCORP to achieve Year 2000 compliance is between $1.7 and $2.2 million.
     Throughout 1998 and into 1999, each affiliate will strengthen its position as the "Bank of Choice", and will continue the transition of becoming the "Financial
Services Provider of Choice" within their service areas.
Strategic initiatives will remain focused on building upon our successful momentum of creating improved value for shareholders, customers and employees.
   More specifically our goals are:

   For Shareholders:

     Meet the challenge of achieving continual earnings performance improvement in 1998 given the costs associated with Year 2000 compliance and an economic climate where the forecast for a continued flat yield curve will place pressure on our net interest margin.

     Achieve a sustainable return on equity which is in the top quartile of our peer group.
     Achieve an annual total shareholder return of at least 10%.
     Continue to optimally leverage the organization to maximize shareholder value through stock repurchases, dividend payments, diversification of our revenue stream, and earning asset growth which can be obtained through internal initiatives or prudent acquisitions.

   For Customers:

     Continue to foster the delivery of a high-touch, medium-technology approach to servicing the needs of each customer.
     Furnish customers with effective means to provide feedback directly to the president of each company through customer value surveys, consumer focus group discussions and regularly scheduled bank president visits to neighborhood branch locations. This feedback will be used to correctly identify customer needs, and to satisfy these needs.
     Through "Feather Your Nest" market positioning we will transition from the "Bank of Choice" to the "Financial Services Provider of Choice".
     Continuously improve upon our business efficiencies, customer convenience and service quality to the extent that we can compete for the Malcolm Baldrige Quality
Award in the year 2002.

   For Employees:
     Provide advancement opportunities and career satisfaction through participation in skill based learning processes.
     Furnish employees with avenues to provide feedback directly to the CEO through Dazzled or Disappointed programs, CEO Hotlines, CEO site visits and Employee
Satisfaction surveys.

     I am proud of the teamwork demonstrated by the leadership and employees of your Company. Together we have achieved the goals I detailed to you in my letter last year. USBANCORP's improved performance and the strategic initiatives set into place for the next three years provide the foundation for continual improvement and sustained growth. I want to thank each of our dedicated employees and directors for their tireless commitment to achieving our goals, and to you our shareholder, for your continued confidence and support.

/s/Terry K. Dunkle
Terry K. Dunkle
Chairman, President & CEO
USBANCORP, Inc.

SERVICE AREA MAP

USBANCORP,INC. FINANCIAL STATEMWNTS

This page is intentionally left blank.

CONSOLIDATED BALANCE SHEET
At December 31                                      1997           1996
ASSETS                                                        (In thousands)

Cash and due from banks                             $    38,056    $    43,183
Interest bearing deposits with banks                        163          1,218
Investment securities:
   Available for sale                                   580,115        455,890
   Held to maturity (market value $541,093 on
      December 31, 1997, and $549,427 on
      December 31, 1996)                                532,341        546,318
Assets held in trust for collateralized mortgage
   obligation                                             4,267          5,259
Loans held for sale                                      13,163         14,809
Loans                                                   981,739        929,736
   Less: Unearned income                                  5,327          4,819
Allowance for loan losses                                12,113         13,329
Net loans                                               964,299        911,588
Premises and equipment                                   17,630         18,201
Accrued income receivable                                17,317         17,362
Mortgage servicing rights                                14,960         12,494
Goodwill and core deposit intangibles                    19,122         21,478
Bank owned life insurance                                33,979         32,451
Other assets                                              3,698          6,861
TOTAL ASSETS                                         $2,239,110     $2,087,112

LIABILITIES
Non-interest bearing deposits                        $  146,685     $  144,314
Interest bearing deposits                               992,842        994,424
Total deposits                                        1,139,527      1,138,738
Federal funds purchased and securities sold under
   agreements to repurchase                              92,829         76,672
Other short-term borrowings                              57,892         79,068
Advances from Federal Home Loan Bank                    754,195        605,499
Collateralized mortgage obligation                        3,779          4,691
Long-term debt                                            4,361          4,172
Total borrowed funds                                    913,056        770,102
Other liabilities                                        28,347         26,355
TOTAL LIABILITIES                                     2,080,930      1,935,195
Commitments and contingent liabilities (Note #16)

STOCKHOLDERS  EQUITY
Preferred stock, no par value; 2,000,000 shares
   authorized; there were no shares issued and
   outstanding on December 31, 1997, and 1996                -              -
Common stock, par value $2.50 per share; 12,000,000
   shares authorized; 5,760,676 shares issued and
   4,893,718 outstanding on December 31, 1997;
   5,742,264 shares issued and 5,081,004 shares
   outstanding on December 31, 1996                     14,402          14,356
Treasury stock at cost, 866,958 shares on December 31,
   1997, and 661,260 shares on December 31, 1996      (31,175)        (19,538)
Surplus                                                 93,934          93,527
Retained earnings                                       78,866          63,358
Net unrealized gains on available for sale
    securities                                           2,153             214
TOTAL STOCKHOLDERS' EQUITY                             158,180         151,917
TOTAL LIABILITIES AND
   STOCKHOLDERS  EQUITY                             $2,239,110      $2,087,112
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Year ended December 31                             1997           1996       1995
INTEREST INCOME                             (In thousands, except per share data)
Interest and fees on loans:
   Taxable                                          $     81,105   $  72,873 $   69,019
   Tax exempt                                              2,400       1,560      2,134
Deposits with banks                                          190         132        280
Federal funds sold and securities purchased
   under agreements to resell                                  2          36        165
Investment securities:
   Available for sale                                     31,769      29,025     22,940
   Held to maturity                                       38,967      33,237     34,621
Assets held in trust for collateralized mortgage
obligation                                                   355         470        556
Total Interest Income                                    154,788     137,333    129,715

INTEREST EXPENSE
Deposits                                                  42,572     42,060      45,403
Federal funds purchased and securities
   sold under agreements to repurchase                     5,060      3,888       4,769
Other short-term borrowings                                3,123      3,706       2,284
Advances from Federal Home Loan Bank                      36,648     25,952      20,043
Collateralized mortgage obligation                           415        470         848
Long-term debt                                               111        119         221
Total Interest Expense                                    87,929     76,195      73,568

NET INTEREST INCOME                                       66,859     61,138      56,147
   Provision for loan losses                                 158         90         285
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                              66,701     61,048      55,862

NON-INTEREST INCOME
Trust fees                                                 4,022      3,708       3,395
Net gains (losses) on loans held for sale                  2,008      1,060        (124)
Net realized gains on investment securities                  792        638         702
Gain on disposition of business line                           -          -         905
Wholesale cash processing fees                               976      1,085       1,154
Service charges on deposit accounts                        3,323      3,264       2,937
Net mortgage servicing fees                                2,104      2,312       2,555
Bank owned life insurance                                  1,644      1,574         738
Other income                                               5,334      5,048       4,281
Total Non-Interest Income                                 20,203     18,689      16,543

NON-INTEREST EXPENSE
Salaries and employee benefits                            28,197     25,483      25,305
Net occupancy expense                                      4,431      4,463       4,215
Equipment expense                                          3,260      3,111       3,292
Professional fees                                          2,928      2,770       2,570
Supplies, postage, and freight                             2,766      2,693       2,608
Miscellaneous taxes and insurance                          1,483      1,418       1,414
FDIC deposit insurance expense                               119      2,561       1,728
Amortization of goodwill and core deposit intangibles      2,356      2,360       2,473
Other expense                                              8,564      7,615       6,952
Total Non-Interest Expense                                54,104     52,474      50,557

INCOME BEFORE INCOME TAXES                                32,800     27,263      21,848
   Provision for income taxes                              9,303      7,244       6,045
NET INCOME                                          $     23,497  $  20,019  $   15,803
PER COMMON SHARE DATA:<F1>
   Basic:
      Net income                                    $       4.69  $    3.85  $     2.89
      Average number of shares outstanding             5,014,376  5,195,364   5,468,681
   Diluted:
      Net income                                    $       4.61  $    3.83  $     2.88
      Average number of shares outstanding             5,091,424  5,231,587   5,480,527
   Cash Dividends Declared                          $       1.60  $    1.37  $     1.06
<F1> The prior years earnings per share have been
restated to reflect adoption of SFAS #128.
See accompanying notes to consolidated financial
statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
                                                                                  Net
                                                                                  Unrealized
                                 Preferred Common    Treasury           Retained  Gains
                                 Stock     Stock     Stock     Surplus  Earnings  (Losses)    Total
                                                               (In thousands)
Balance at December 31, 1994     $    -    $14,275   $ (3,064) $92,923  $40,355   $(7,353)    $137,136

1995
Net income for the year 1995          -          -          -        -   15,803         -       15,803
Stock options exercised               -         59          -      438        -         -          497
Net unrealized holding gains
   on available for sale securities   -          -          -        -        -    10,756       10,756
Cash dividends declared:
   Common stock ($0.25 per
      share on 5,584,722 shares;
      $0.27 per share on
      5,531,966 shares; $0.27
      per share on 5,304,457
      shares; and $0.27 per share
      on 5,310,489 shares)            -          -          -        -   (5,757)        -       (5,757)
Treasury stock, 295,512
   shares at cost                     -          -     (7,943)       -        -         -       (7,943)
Balance at December 31, 1995          -     14,334    (11,007)   93,361  50,401     3,403      150,492

1996
Net income for the year 1996          -          -          -        -   20,019         -       20,019
Stock options exercised               -         22          -      166        -         -          188
Net unrealized holding losses
   on available for sale securities   -          -          -        -        -    (3,189)      (3,189)
Cash dividends declared:
   Common stock ($0.27 per
      share on 5,266,539 shares;
      $0.30 per share on
      5,186,989 shares; $0.30
      per share on 5,147,403
      shares; $0.30 per share
      on 5,081,004 shares; and
      $0.20 per share on
      5,081,004 shares)               -          -         -        -    (7,062)        -       (7,062)
Treasury stock, 238,048
   shares at cost                     -          -    (8,531)       -         -         -       (8,531)
Balance at December 31, 1996          -     14,356   (19,538)  93,527    63,358       214      151,917

1997
Net income for the year 1997          -          -         -        -    23,497         -       23,497
Stock options exercised               -         46         -      407         -         -          453
Net unrealized holding gains
   on available for sale securities   -          -         -        -         -     1,939        1,939
Cash dividends declared:
   Common stock ($0.30 per
      share on 5,085,429 shares;
      $0.35 per share on
      5,021,429 shares; $0.35
      per share on 4,993,318
      shares; $0.35 per share
      on 4,955,233 shares; and
      $0.25 per share on
      4,893,718 shares)               -         -         -        -     (7,989)        -       (7,989)
Treasury stock, 205,698
   shares at cost                     -         -   (11,637)       -          -         -      (11,637)
Balance at December 31, 1997     $    -    $14,402 $(31,175) $93,934    $78,866   $ 2,153     $158,180
See accompanying notes to consolidated financial
statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Year ended December 31                              1997           1996      1995
OPERATING ACTIVITIES                                       (In thousands)
Net income                                          $   23,497     $  20,019 $    15,803
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                            158            90         285
      Depreciation and amortization expense              2,430         2,564       2,484
      Amortization expense of goodwill and
         core deposit intangibles                        2,356         2,360       2,473
      Amortization expense of mortgage
         servicing rights                                1,806         1,249       1,175
      Net amortization (accretion) of
         investment securities                             218           182      (3,694)
      Net realized gains on
         investment securities                            (792)         (638)       (702)
      Net realized (gains) losses on loans
         held for sale                                  (2,008)       (1,060)        124
      Origination of mortgage loans held for sale     (260,984)     (191,299)   (102,780)
      Sales of mortgage loans held for sale            258,261       196,238      97,424
      Decrease (increase) in accrued income receivable      45          (610)        142
      Net gain on disposition of business line               -             -       (905)
      Increase in accrued expense payable                1,385           397       4,773
Net cash provided by operating activities               26,372        29,492      16,602

INVESTING ACTIVITIES
Purchase of investment securities
   and other short-term investments                  (686,087)      (633,641)   (468,096)
Proceeds from maturities of investment securities
   and other short-term investments                    164,721       128,973     108,880
Proceeds from sales of investment securities
   and other short-term investments                    414,682       389,068     273,118
Long-term loans originated                            (322,491)     (333,343)   (261,943)
Loans held for sale                                    (13,163)      (14,809)     (5,224)
Principal collected on long-term loans                 288,669       240,679     243,965
Loans purchased or participated                             (2)       (1,614)    (31,760)
Loans sold or participated                                 234           663      90,933
Net decrease (increase) in credit card receivables
   and other short-term loans                              261        (2,222)      1,670
Purchases of premises and equipment                     (1,913)       (2,227)     (2,383)
Sale/retirement of premises and equipment                   54            49         411
Net decrease in assets held in trust for
   collateralized mortgage obligation                      992         1,840       2,005
Increase in mortgage servicing rights                   (4,272)       (2,371)     (1,095)
Cash received from disposition of business line              -             -       5,644
Premium paid to purchase bank owned
   life insurance                                            -             -     (30,000)
Net decrease (increase) in other assets                    583          (817)     (1,601)
Net cash used by investing activities               $ (157,732)    $(229,772) $  (75,476)
(continued on next page)
See accompanying notes to consolidated financial statements.

Year ended December 31                                   1997        1996       1995
FINANCING ACTIVITIES                                            (In thousands)
Proceeds from sales of certificates of deposit           $270,064    $ 248,589  $ 386,052
Payments for maturing certificates of deposit            (258,653)    (272,838)  (370,851)
Net decrease in demand and savings deposits               (10,622)     (14,871)   (33,589)
Net (decrease) increase in federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings                         (5,931)      59,527   (124,228)
Net principal borrowings on advances
   from Federal Home Loan Bank                            148,696      177,282    226,420
Principal borrowings of long-term debt                      5,068            -      4,800
Repayments of long-term debt                               (4,879)        (889)    (5,545)
Common stock dividends paid                                (9,305)      (4,522)    (7,160)
Proceeds from dividend reinvestment and
   stock purchase plan and stock options exercised            453          188        497
Purchases of treasury stock                               (11,637)      (8,531)    (7,943)
Net increase (decrease) in other liabilities                1,924          578     (3,302)
Net cash provided by financing activities                 125,178      184,513     65,151
NET (DECREASE) INCREASE IN
   CASH EQUIVALENTS                                        (6,182)     (15,767)     6,277
CASH EQUIVALENTS AT JANUARY 1                              44,401       60,168     53,891
CASH EQUIVALENTS AT DECEMBER 31                        $   38,219     $ 44,401  $  60,168
See accompanying notes to consolidated financial statements.

THIS PAGE IS INTENTIONALLY LEFT BLANK.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AT AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Nature of Operations:
USBANCORP, Inc. (the "Company") is a multi-bank holding company headquartered in Johnstown, Pennsylvania.
Through its banking subsidiaries the Company operates
43 banking offices in six southwestern Pennsylvania counties. These offices provide a full range of consumer, mortgage, commercial, and trust financial products including deposit and credit card services.
These operations represent one industry segment.

Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United States National Bank in Johnstown
("U.S. Bank"), Three Rivers Bank and Trust Company
("Three Rivers Bank"), including its principal subsidiary, Standard Mortgage Corporation of Georgia,
USBANCORP Trust Company ("Trust Company"), United
Bancorp Life Insurance Company ("United Life"), and
UBAN Associates, Inc. Effective July 3, 1997, the merger of Community Bancorp, Inc. into Three Rivers
Bank was successfully completed. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Investment Securities:
The Company uses Statement of Financial Accounting
Standards ("SFAS") #115, "Accounting for Certain
Investments in Debt and Equity Securities," which specifies a methodology for the classification of securities as either held to maturity, available for sale, or as trading assets. Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method.
     Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company s asset/liability management strategy.
Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation
(depreciation) excluded from income and credited
(charged) to a separate component of shareholders equity on a net of tax basis. Any security classified as trading assets are reported at fair value with unrealized aggregate appreciation (depreciation) included in current income on a net of tax basis. The
Company presently does not engage in trading activity.
     Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.

Loans:
Interest income is recognized using methods which approximate a level yield related to principal amounts outstanding. The Company s subsidiaries immediately discontinue the accrual of interest income when loans, except for loans that are insured for credit loss, become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. A non-accrual loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments
(except for residential mortgage loans which only have to become current) and upon the approval of the Credit
Committee and/or Board Discount/Loan Committee with final approval resting with the Chief Financial
Officer.

Loan Fees:
Loan origination and commitment fees, net of associated direct costs, are deferred and amortized into interest and fees on loans over the loan or commitment period.
Fee amortization is determined by either the straight-line method, or the effective interest method, which do not differ materially.

Mortgage Loans Held For Sale:
Newly originated fixed-rate residential mortgage loans are classified as "held for sale," if it is management's intent to sell these residential mortgage loans. Servicing rights are generally retained on sold loans. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.
Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale" in the Consolidated Statement of Income.

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

Allowance for Loan Losses and Charge-off Procedures:
As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business.
Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline which is updated on a quarterly basis at the subsidiary bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:
   A detailed review of all criticized and impaired loans to determine if any specific reserve allocations are required on an individual loan basis.
   The application of reserve allocations for all commercial and commercial real-estate loans are calculated by using a three year migration analysis of net losses incurred within the entire commercial loan portfolio.
   The application of reserve allocations to installment and mortgage loans which are based upon historical charge-off experience for those loan types.
The residential mortgage loan allocation is based upon the Company s five year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three year historical charge-off experience for consumer loans.
   The application of reserve allocations to all loans is based upon review of historical and qualitative factors, which include but are not limited to, national and economic trends, delinquencies, concentrations of credit, and trends in loan volume.
   The maintenance of a general unallocated reserve of at least 20% of the systematically determined minimum amount from the items listed above in order to provide conservative positioning in the event of any unforeseen deterioration in the economy. This 20% policy requirement was mandated by the Board of Directors after the Company experienced significant credit quality problems in the period from 1985 to 1989. It must be emphasized that the Board views this policy as establishing a minimum requirement only and the requirement of a general unallocated reserve of at least 20% of the determined need is prudent recognition of the fact that reserve estimates, by definition, lack precision.
     After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to evaluate the adequacy of the reserve and establish the provision level for the next quarter. The Company believes that the procedural discipline, systematic methodology, and comprehensive documentation of this quarterly process is in full compliance with all regulatory requirements and provides appropriate support for accounting purposes.
     When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.
     The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $250,000 within an 18 month period. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

Purchased and Originated Mortgage Servicing Rights:
The Company uses SFAS #122, "Accounting for Mortgage
Servicing Rights" to account for purchased and originated mortgage servicing rights. The Company recognizes as assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or originations. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where servicing rights have been retained, the Company allocates the cost of originating the loan to the loan (without the servicing rights) and the servicing rights retained based on their relative fair market values if it is practicable to estimate those fair values. Where it is not practicable to estimate the fair values, the entire cost of originating the loan is allocated to the loan without the servicing rights. For purposes of evaluating and measuring impairment, the Company stratifies the rights based on risk characteristics. If the discounted projected net cash flows of a stratum are less than the carrying amount of the stratum, the stratum is written down to the amount of the discounted projected net cash flows through a valuation account.
The Company has determined that the predominant risk characteristics of its portfolio are loan type and interest rate. For the purposes of evaluating impairment, the Company has stratified its portfolio in 200 basis point tranches by loan type. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The value of mortgage servicing rights is subject to interest rate and prepayment risk. It is likely that the value of these assets will decrease if prepayments occur at greater than the expected rate.

Trust Fees:
All trust fees are recorded on the cash basis which approximates the accrual basis for such income.

Earnings Per Common Share:
During the fourth quarter of 1997, the Company adopted
SFAS #128, "Earnings Per Share." Under SFAS #128,
earnings per share are classified as basic earnings per
share and diluted earnings per share. Basic earnings
per share includes only the weighted average common
shares outstanding.  Diluted earnings per share
includes the weighted average common shares outstanding
and any dilutive common stock equivalent shares in the
calculation. All prior periods have been restated to
reflect this adoption. Treasury shares are treated as
retired for earnings per share purposes.
The following table reflects the calculation of
earnings per share under SFAS #128.
At December 31                           1997        1996        1995
Basic earnings per share:
   Net income                            $  23,497   $  20,019   $  15,803
   Average shares outstanding            5,014,376   5,195,364   5,468,681
   Earnings per share                    $    4.69   $    3.85   $    2.89
Diluted earnings per share:
   Net income                            $  23,497   $  20,019   $  15,803
   Average shares outstanding            5,014,376   5,195,364   5,468,681
   Option shares to executive officers      77,048      36,223      11,846
   Diluted average shares outstanding    5,091,424   5,231,587   5,480,527
   Earnings per share                    $    4.61   $    3.83   $    2.88

Consolidated Statement of Cash Flows:
On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments.
The Company made $7,783,000 in income tax payments in 1997; $4,870,000 in 1996; and $3,590,000 in 1995. The
Company made total interest expense payments of $86,544,000 in 1997; $75,798,000 in 1996; and
$68,795,000 in 1995.

Income Taxes:
As discussed in Note #13, the Company accounts for income taxes utilizing SFAS #109, "Accounting for Income Taxes." Under SFAS #109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

Interest Rate Contracts:
The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.
These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated Balance Sheet. Unrealized gains or losses on these hedge transactions are deferred. It is the Company s policy not to terminate hedge transactions prior to expiration date.
     For interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Since only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.
     Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance Sheet.

Risk Management Overview:
Risk identification and management are essential elements for the successful management of the Company.
In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, and liquidity risk. The Company controls and monitors these risks with policies, procedures, and various levels of managerial and Board oversight. The
Company s objective is to optimize profitability while managing and controlling risk within Board approved policy limits.
     Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and off-balance sheet positions.
The Company uses its asset liability management policy and hedging policy to control and manage interest rate risk.
     Credit risk represents the possibility that a customer may not perform in accordance with contractual terms.
Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet financial instruments. The Company's primary credit risk occurs in the loan portfolio. The
Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses to control and manage credit risk. The Company s investment policy and hedging policy strictly limit the amount of credit risk that may be assumed in the investment portfolio and through off-balance sheet activities.
     Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors and debtholders. The Company uses its asset liability management policy and contingency funding plan to control and manage liquidity risk

Future Accounting Standards:
In June 1997, the Financial Accounting Standards Board
("FASB") issued SFAS #130, "Reporting Comprehensive
Income." This standard establishes reporting requirements for a new statement of comprehensive income and its components to be included with the financial statements currently required. SFAS #130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS #130 in the fiscal year ending December 31, 1998.
     Also in June 1997, the FASB issued SFAS #131,
"Disclosures about Segments of an Enterprise and Related Information." This standard establishes requirements for reporting information about operating segments. SFAS #131 is effective for fiscal years ending after December 15, 1997. The Company will adopt
SFAS #131 in the fiscal year ending December 31, 1998.

2. CASH AND DUE FROM BANKS
Cash and due from banks at December 31, 1997, and 1996, included $12,663,000 and $11,883,000, respectively, of reserves required to be maintained under Federal
Reserve Bank regulations.

3. INTEREST BEARING DEPOSITS WITH BANKS
The book value of interest bearing deposits with
domestic banks are as follows:
At December 31      1997      1996
     (In thousands)
Total     $  163    $1,218

All interest bearing deposits with domestic banks mature within three months. The Company had no deposits in foreign banks nor in foreign branches of United
States banks.

4. INVESTMENT SECURITIES
The book and market values of investment securities are summarized as follows:

Investment securities available for sale:
                                       Gross          Gross
                        Book           Unrealized     Unrealized     Market
At December 31, 1997    Value          Gains          Losses         Value
                                    (In thousands)
U.S. Treasury             $  2,496     $       7      $     (8)      $  2,495
U.S. Agency                  1,769            11            (1)         1,779
State and municipal         13,516           309             -         13,825
U.S. Agency
   mortgage-backed
   securities              516,476         3,755          (585)       519,646
Other securities<F1>        42,370             -             -         42,370
Total                    $ 576,627      $  4,082      $   (594)     $ 580,115

Investment securities held to maturity:
                                        Gross         Gross
                         Book           Unrealized    Unrealized    Market
At December 31, 1997     Value          Gains         Losses        Value
                                          (In thousands)
U.S. Treasury            $  16,320      $    12       $   (13)      $  16,319
U.S. Agency                 17,512          188            (6)         17,694
State and municipal        114,733        2,610           (23)        117,320
U.S. Agency
   mortgage-backed
   securities              380,825        6,355          (515)        386,665
Other securities<F1>         2,951          144             -           3,095
Total                    $ 532,341      $ 9,309       $  (557)      $ 541,093
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

<F1> Other investment securities include corporate
notes and bonds, asset-backed securities, and equity securities.
     All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method and are included in "Net realized gain or (loss) on investment securities" in the Consolidated Statement of Income.
     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody s Investors
Service or Standard & Poor s rating of "A." At December
31, 1997, 98.8% of the portfolio was rated "AAA" as compared to 98.7% at December 31, 1996. Less than 1.0% of the portfolio was rated below "A" or unrated on December 31, 1997.
     The book value of securities pledged to secure public and trust deposits, as required by law, was $337,797,000 at December 31, 1997, and $371,725,000 at
December 31, 1996. The Company realized $1,816,000 and $2,462,000 of gross investment security gains and $1,024,000 and $1,824,000 of gross investment security losses on available for sale securities in 1997 and 1996, respectively.
     The Company may sell covered call options on securities held in the available for sale investment portfolio. At the time a call is written, the Company records a liability equal to the premium fee received. The call liability is marked to market monthly and the offset is made to earnings. During 1997, there was $25,000 of income generated from call option contracts on securities totalling $20 million. As of December 31, 1997, there were no written open call options. During
1996, $70,000 of income was generated from call option contracts on securities totalling $29 million. At
December 31, 1996, one contract covering securities totalling $20 million remained open with a market value liability of $25,000. The Company limits total covered call options outstanding at any time to $25 million of available for sale securities.

     The following table sets forth the contractual maturity distribution of the investment securities, book and market values, and the weighted average yield for each type and range of maturity as of December 31, 1997.
Yields are not presented on a tax-equivalent basis, but are based upon book value and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the average lives were used. At December 31, 1997, the Company's consolidated investment securities portfolio had a modified duration of approximately 3.40 years.

Investment securities available for sale:
                                          After 1 Year        After 5 Years
                                             but                   but
                        Within 1 Year     Within 5 Years      Within 10 Years   After 10 Years      Total
At December 31, 1997    Amount    Yield   Amount     Yield    Amount    Yield   Amount    Yield     Amount      Yield
                                                 (In thousands, except yields)
Book Value
U.S. Treasury           $   2,253 5.00%   $     243  6.38%    $      -      -%   $     -     -%     $    2,496  5.13%
U.S. Agency                     -    -          749  6.17        1,020   7.76          -     -           1,769  7.09
State and municipal           740 5.76        1,811  5.58        3,819   5.63      7,146  5.81          13,516  5.72
U.S. Agency mortgage-
   backed securities            -    -       80,359  7.02      155,674   7.09    280,443  6.86         516,476  6.95
Other securities<F1>       42,370 6.00            -     -            -      -          -     -          42,370  6.00
Total investment
   securities available
   for sale              $ 45,363 5.95%   $  83,162  6.98%    $160,513   7.06%  $287,589  6.83%     $  576,627  6.85%
Market Value
U.S. Treasury            $  2,243         $     252           $      -          $      -            $    2,495
U.S. Agency                     -               748              1,031                 -                 1,779
State and municipal           751             1,858              3,902             7,314                13,825
U.S. Agency mortgage-
   backed securities            -            81,259            156,674           281,713               519,646
Other securities<F1>       42,370                 -                  -                 -                42,370
Total investment
   securities available
   for sale              $ 45,364         $  84,117           $161,607          $289,027            $  580,115

Investment securities held to maturity:
                                          After 1 Year        After 5 Years
                                               but                 but
                         Within 1 Year    Within 5 Years      Within 10 Years   After 10 Years      Total
At December 31, 1997     Amount    Yield  Amount     Yield    Amount    Yield   Amount    Yield     Amount    Yield
                                          (In thousands, except yields)
Book Value
U.S. Treasury            $   9,200 5.67%  $    7,120  5.72%   $        -    -%  $    -        -%    $  16,320 5.69%
U.S. Agency                      -    -        2,006  6.13        15,506 6.66        -        -        17,512 6.60
State and municipal            440 4.29       14,194  4.71        39,713 5.05   60,386     5.58       114,733 5.28
U.S. Agency mortgage-
   backed securities         5,637 6.65      224,339  7.23        89,230 7.40   61,619     6.99       380,825 7.23
Other securities<F1>             -    -        1,761  7.07             -    -    1,190     6.75         2,951 6.94
Total investment
   securities held
   to maturity            $ 15,277  5.99%   $249,420  7.04%     $144,449 6.68%  $123,195   6.30%     $532,341 6.74%

Market Value
U.S. Treasury             $   9,200         $    7,119          $      -        $      -            $  16,319
U.S. Agency                       -              2,000            15,694               -               17,694
State and municipal             441             14,308            40,383          62,188              117,320
U.S. Agency mortgage-
   backed securities          5,983            227,991            91,019          61,672              386,665
Other securities<F1>              -              1,879                 -           1,216                3,095
Total investment
   securities held
   to maturity             $ 15,624           $253,297          $147,096        $125,076            $ 541,093

<F1> Other investment securities include corporate
notes and bonds, asset-backed securities, and equity securities.

5. LOANS
The loan portfolio of the Company consisted of the
following:
At December 31                      1997          1996
                                      (In thousands)
Commercial                          $143,113      $138,008
Commercial loans secured by
   real estate                       302,620       266,700
Real estate-mortgage                 440,734       414,003
Consumer                              95,272       111,025
Loans                                981,739       929,736
Less: Unearned income                  5,327         4,819
Loans, net of unearned income       $976,412      $924,917

     Real estate construction loans were not material at these presented dates and comprised 2.3% and 1.9% of total loans net of unearned income at December 31, 1997, and 1996, respectively. The Company has no credit exposure to foreign countries or highly leveraged transactions. Most of the Company's loan activity is with customers located in the southwestern Pennsylvania geographic area. As of December 31, 1997, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.
     In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies.
These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $2,014,000 and $8,105,000 at December 31, 1997, and 1996, respectively. An analysis of these related party loans follows:

Year ended December 31        1997           1996
                                (In thousands)
Balance January 1             $     8,105    $    5,490
New loans                          12,604        27,192
Payments                          (18,695)      (24,577)
Balance December 31           $     2,014    $    8,105

6. ALLOWANCE FOR LOAN LOSSES
     An analysis of the changes in the allowance for
loan losses follows:
Year ended December 31              1997      1996      1995
                                         (In thousands)
Balance January 1                   $13,329   $14,914   $15,590
Reduction due to disposition
   of business line                       -         -      (342)
Provision for loan losses               158        90       285
Recoveries on loans
   previously charged-off             1,123       932       681
Loans charged-off                    (2,497)   (2,607)   (1,300)
Balance December 31                 $12,113   $13,329   $14,914

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

The following table presents information concerning non-performing assets:

At December 31                  1997       1996        1995        1994      1993
                                          (In thousands, except percentages)
Non-accrual loans               $6,450     $6,365      $7,517      $5,446    $5,304
Loans past due 90 days or more   1,601      2,043         995       1,357       203
Other real estate owned            807        263         914       1,098       991
Total non-performing assets     $8,858     $8,671      $9,426      $7,901    $6,498
Total non-performing assets
as a percent of loans and
loans held for sale,
net of unearned income,
and other real estate owned       0.89%      0.92%       1.13%       0.91%     0.89%

     The Company is unaware of any additional loans
which are required to either be charged-off or added to
the non-performing asset totals disclosed above. Other
real estate owned is recorded at the lower of 1) fair
value minus estimated costs to sell, or 2) carrying
cost.
     The Company uses SFAS #114, "Accounting by
Creditors for Impairment of a Loan" which was
subsequently amended by SFAS #118,  Accounting by
Creditors for Impairment of a Loan-Income Recognition
and Disclosures  to account for impaired loans. SFAS
#114 addresses the treatment and disclosure of certain
loans where it is probable that the creditor will be
unable to collect all amounts due according to the
contractual terms of the loan agreement. This standard
defines the term "impaired loan" and indicates the
method used to measure the impairment. The measurement
of impairment may be based upon: 1) the present value
of expected future cash flows discounted at the loan s
effective interest rate; 2) the observable market price
of the impaired loan; or 3) the fair value of the
collateral of a collateral dependent loan.
Additionally, SFAS #118 requires the disclosure of how
the creditor recognizes interest income related to
these impaired loans.
     The Company had loans totalling $1,012,000 and
$2,297,000 being specifically identified as impaired
and a corresponding allocation reserve of $650,000 and
$292,000 at December 31, 1997, and 1996, respectively.
The average outstanding balance for loans being
specifically identified as impaired was $1,715,000 for
1997 and $2,186,000 for 1996. All of the impaired loans
are collateral dependent, therefore the fair value of
the collateral of the impaired loans is evaluated in
measuring the impairment. There was no interest income
recognized on impaired loans during 1997 or 1996.
     The following table sets forth, for the periods
indicated, (i) the gross interest income that would
have been recorded if non-accrual loans had been
current in accordance with their original terms and had
been outstanding throughout the period or since
origination if held for part of the period, (ii) the
amount of interest income actually recorded on such
loans, and (iii) the net reduction in interest income
attributable to such loans.
Year ended December 31          1997      1996      1995      1994      1993
                                                 (In thousands)
Interest income due in
accordance with original terms  $  472    $   560   $   601   $   509   $   753
Interest income recorded          (132)       (75)     (648)     (588)     (442)
Net reduction (increase)
in interest income              $  340    $   485   $   (47)  $   (79)  $   311

8. PREMISES AND EQUIPMENT
An analysis of premises and equipment follows:

At December 31                  1997      1996
                                (In thousands)
Land                            $  2,131  $  2,131
Premises                          23,283    22,938
Furniture and equipment           19,123    17,946
Leasehold improvements             2,639     2,302
Total at cost                     47,176    45,317
Less: Accumulated depreciation    29,546    27,116
Net book value                   $17,630   $18,201

9. FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER
AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM
BORROWINGS
The outstanding balances and related information for
federal funds purchased, securities sold under
agreements to repurchase, and other short-term
borrowings are summarized as follows:
                                               Securities
                                     Federal   Sold Under     Other
                                     Funds     Agreements to  Short-term
At December 31, 1997                 Purchased Repurchase     Borrowings
                                       (In thousands, except rates)
Balance                              $  52,800 $  40,029      $  57,892
Maximum indebtedness at
   any month end                        58,651    71,888        106,408
Average balance during year             37,632    51,621         67,246
Average rate paid for the year            5.60%     5.56%          4.76%
Average rate on period
   end balance                            6.43      5.54           5.35

                                                Securities
                                      Federal   Sold Under     Other
                                      Funds     Agreements to  Short-term
At December 31, 1996                  Purchased Repurchase     Borrowings
                                         (In thousands, except rates)
Balance                               $  29,000 $  47,672      $  79,068
Maximum indebtedness at
   any month end                         46,433    56,325        249,035
Average balance during year              26,485    46,402         73,706
Average rate paid for the year             5.72%     5.45%          4.59%
Average rate on period
   end balance                             7.26      5.42           5.44

                                                 Securities
                                       Federal   Sold Under     Other
                                       Funds     Agreements to  Short-term
At December 31, 1995                   Purchased Repurchase     Borrowings
                                          (In thousands, except rates)
Balance                                $  28,000 $  35,828      $  30,528
Maximum indebtedness at
   any month end                          37,599   126,575         50,507
Average balance during year               25,184    81,732         28,868
Average rate paid for the year              6.36%     5.48%          4.16%
Average rate on period
   end balance                              6.01      5.38           4.54

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company's investment portfolio.
     Included in the above borrowings is a $18,892,000 outstanding balance on a $33 million mortgage warehouse line of credit at Standard Mortgage Corporation (a mortgage banking subsidiary of Three Rivers Bank). This line of credit bears interest at a rate of 1.25% on the used portion for which a compensating balance is maintained and Libor plus 1.25% on the used portion for which no compensating balance is maintained. This line of credit, which expires July 1, 1998, is secured by Standard Mortgage Corporation's inventory, servicing rights, and commitments.
     Compensating balances held by the lender are used in determining the interest rates charged on the mortgage warehouse lines of credit and a bank note (discussed in Note #11). These balances, which are derived from customer escrow balances, amounts of collections in transit on loans serviced and corporate cash balances, can further decrease the interest rate charged on the line of credit if the compensating balance is maintained at a level greater than the used portion of the line.
      These borrowing transactions range from overnight to one year in maturity. The average maturity was 80 days at the end of 1997, 124 days at the end of 1996 and ten days at the end of 1995.

10. DEPOSITS
The following table sets forth the balance of the
Company's deposits:
At December 31                 1997           1996            1995
                                         (In thousands)
Demand -
   non-interest bearing        $   146,685    $   144,314     $   145,379
Demand -
   interest bearing                 89,082         89,035          99,051
Savings                            174,459        196,650         216,115
Money market                       159,505        150,358         134,685
Certificates of deposit
   in denominations of
   $100,000 or more                 37,651         36,886          42,786
Other time                         532,145        521,495         539,842
Total deposits                  $1,139,527     $1,138,738      $1,177,858

Interest expense on deposits consisted of the
following:
At December 31                  1997           1996            1995
                                          (In thousands)
Interest bearing demand         $     891      $    811        $   1,258
Savings                             3,139         3,525            4,302
Money market                        5,689         4,977            4,226
Certificates of deposit
   in denominations of
   $100,000 or more                 2,312         2,074            3,149
Other time                         30,541        30,673           32,468
Total interest expense          $  42,572      $ 42,060        $  45,403

The following table sets forth the balance of other time deposits maturing in the periods presented:

Year     (In thousands)
1998         $307,633
1999          111,397
2000           47,913
2001           21,325
2002 and after 43,877

11. ADVANCES FROM FEDERAL HOME LOAN BANK,
COLLATERALIZED MORTGAGE OBLIGATION, AND LONG-TERM DEBT
Advances from Federal Home Loan Bank:
Advances from Federal Home Loan Bank consist of the
following:
At December 31, 1997
                          Weighted
Maturing                  Average Yield     Balance
                                        (In thousands)
1998                      5.47%             $630,796
1999                      5.86               126,273
2000                      6.15                 3,750
2001                      8.22                10,126
2002                      7.06                 8,500
2003 and after            6.61                 3,750
Total advances                              $783,195

At December 31, 1996
                          Weighted
Maturing                  Average Yield     Balance
                                        (In thousands)
1997                      5.52%             $401,250
1998                      5.11               176,873
1999                      6.09                 1,250
2000                      6.15                 3,750
2001                      8.22                10,126
2002 and after            6.92                12,250
Total advances                              $605,499

     Total Federal Home Loan Bank borrowing exposure at
December 31, 1997, was $783,195,000. Total Federal Home
Loan Bank borrowings consist of $564,195,000 of term advances and $219,000,000 of repo plus advances with maturities of less than 90 days.
     Total Federal Home Loan Bank borrowing exposure at
December 31, 1996, was $605,499,000. Total Federal Home
Loan Bank borrowings consisted of $281,999,000 of term advances and $323,500,000 of repo plus advances with maturities of less than 90 days.
     All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Collateralized Mortgage Obligation:
The collateralized mortgage obligation was issued
through Community First Capital Corporation ("CFCC"), a wholly-owned, single-purpose finance subsidiary of
Three Rivers Bank. The former Community Savings Bank transferred in 1988 Federal Home Loan Mortgage
Corporation ("FHLMC") securities with a book value of approximately $31,500,000 to CFCC which were then used as collateral for issuance of bonds with a par value of $27,787,000 in the form of a collateralized mortgage obligation.
     Assets held in trust for the collateralized mortgage obligation consist of the following:
At December 31                              1997      1996
                                            (In thousands)
FHLMC securities                            $3,849    $4,834
Accrued interest receivable on FHLMC            10        46
Funds held by trustee                          408       379
Total                                       $4,267    $5,259

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

Long-Term Debt:
The Company's long-term debt consisted of the
following:
At December 31           1997           1996
                           (In thousands)
Bank notes               $4,083         $3,700
Other                       278            472
Total long-term debt     $4,361         $4,172

     The bank notes evidence three loans at Standard
Mortgage Corporation of Georgia and include a $4.8 million non-revolving commercial loan commitment which is payable monthly in fixed principal installments of $100,000 through January 25, 2000. Also included are two additional $1 million commercial loan commitments which are payable monthly in fixed principal installments of $21,000 each through January 25, 2001, and February 25, 2001, respectively. These commercial loans bear interest at 2.25% on the portion for which a compensating balance is maintained and Libor plus
2.25% for which no compensating balance is maintained.
These loans are secured by Standard Mortgage
Corporation's mortgage inventory, servicing rights, and commitments.
     Scheduled maturities of long-term debt for the years subsequent to December 31, 1997 are $1,841,000 in 1998;
$1,804,000 in 1999; $627,000 in 2000; and finally
$89,000 in 2001.

12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
INSTRUMENTS
SFAS #107, "Disclosures about Fair Value of Financial
Instruments," requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, approximately 95% of its assets and liabilities are considered financial instruments as defined in SFAS #107. Many of the Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations were used by the Company for the purpose of this disclosure.
     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1997, and 1996, were as follows:

 Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                               1997                          1996
                               Estimated      Recorded       Estimated      Recorded
                               Fair Value     Book Balance   Fair Value     Book Balance
                                                  (In thousands)
Investment securities
   (including assets held in
   trust for collateralized
   mortgage obligation)        $1,128,803     $1,116,723     $1,011,451     $1,007,467

 Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities.

                            1997                       1996
                            Estimated   Recorded       Estimated   Recorded
                            Fair Value  Book Balance   Fair Value  Book Balance
                                              (In thousands)
Deposits with stated
   maturities               $   574,281 $   569,795    $  562,415  $   558,383
Short-term borrowings           504,474     504,474       533,935      533,935
Long-term debt (including
   collateralized mortgage
   obligation and non-
   current portion of
   FHLB advances)               410,304     408,582       235,934      236,167

 Financial instrument liabilities with no stated
maturities have an estimated fair value equal to both
the amount payable on demand and the recorded book
balance.
                             1997                      1996
                             Estimated   Recorded      Estimated   Recorded
                             Fair Value  Book Balance  Fair Value  Book Balance
                                             (In thousands)
Deposits with no
   stated maturities         $   569,732 $   569,732   $   580,355 $   580,355

 The net loan portfolio has been valued using a present
value discounted cash flow. The discount rate used in
these calculations is based upon the treasury yield
curve adjusted for non-interest operating costs, credit
loss, and assumed prepayment risk.
                             1997                      1996
                             Estimated  Recorded       Estimated  Recorded
                             Fair Value Book Balance   Fair Value Book Balance
                                             (In thousands)
Net loans (including
   loans held for sale)      $1,008,738 $   989,575    $   927,043 $   926,397

Purchased and originated mortgage servicing rights have
been valued by an independent third party using a
methodology which incorporates a discounted after-tax
cash flow of the servicing (loan servicing fees and
other related ancillary fee income less the costs of
servicing the loans). This valuation also assumes
current PSA prepayment speeds which are based upon
industry data collected on mortgage prepayment trends.
This methodology is consistent with SFAS #122. For
further discussion see Note #1.
                              1997                      1996
                              Estimated  Recorded       Estimated  Recorded
                              Fair Value Book Balance   Fair Value Book Balance
                                              (In thousands)
Purchased and
   originated mortgage
   servicing rights           $  15,657  $  14,960      $  14,596  $  12,494

     Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
     The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by SFAS #107. Because of the Company's core deposit base (which comprises 96% of total deposits), and a below peer cost of deposits (actual cost in 1997 of 4.21% vs. a peer average of 4.47% as of September
30, 1997), management believes the relationship value of these deposits is significant. Based upon the Company's most recent acquisitions and other limited secondary market transactions involving similar deposits, management estimates the relationship value of these funding liabilities to range between $55 million to $110 million less than their estimated fair value shown at December 31, 1997. The estimated fair value of off-balance sheet financial instruments, used for hedging purposes, is estimated by obtaining quotes from brokers. These values represent the estimated amount the Company would receive or pay, to terminate the agreements, considering current interest rates, as well as, the creditworthiness of the counterparties.

At December 31, 1997, the notional value of the Company's off-balance sheet financial instruments (interest rate swaps) totalled $165 million with an estimated fair value of approximately ($925,000). There is no material difference between the notional amount and the estimated fair value of the remaining off-balance sheet items which total $214.3 million and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.
     Management is concerned that reasonable comparability of these disclosed fair values between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.


13. INCOME TAXES
The provision for federal income taxes is summarized
below:
Year ended December 31        1997      1996     1995
                                  (In thousands)
Current                       $7,913    $6,468   $4,862
Deferred                       1,390       776    1,183
Income tax provision          $9,303    $7,244   $6,045

     The reconciliation between the federal statutory tax rate and the Company s effective consolidated income tax rate is as follows:

Year ended December 31                         1997            1996            1995
                                               Amount    Rate  Amount    Rate  Amount    Rate
                                                 (In thousands, except percentages)
Tax expense based on federal statutory rate    $11,480   35.0% $  9,542  35.0% $  7,647  35.0%
State income taxes                                 234    0.7       200   0.7       350   1.6
Tax exempt income                               (3,104)  (9.5)   (3,168)(11.6)   (2,766)(12.7)
Goodwill and acquisition related costs             575    1.8       578   2.1       555   2.5
Other                                              118    0.3        92   0.3       259   1.3
Total provision for income taxes               $ 9,303   28.3% $  7,244  26.5% $  6,045  27.7%

     Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The following table presents the impact on income tax expense of the
principal timing differences and the tax effect of
each:
Year ended December 31           1997      1996      1995
                                      (In thousands)
Provision for possible
   loan losses                   $  425    $   555   $   236
Lease accounting                    999        747       212
Accretion of discounts on
   securities, net                  366        104     1,170
Investment write-downs               83        230       416
Core deposit and
   mortgage servicing
   intangibles                     (289)      (272)     (209)
Deposit liability
   write-down                      (345)      (465)     (453)
Deferred loan fees                   82         82        82
Other, net                           69       (205)     (271)
Total                            $1,390    $   776   $ 1,183

     At December 31, 1997, and 1996, deferred taxes are included in the accompanying consolidated balance sheet. The following table highlights the major
components comprising the deferred tax assets and liabilities for each of the periods presented:
At December 31                          1997       1996
                                         (In thousands)
Deferred Assets:
   Provision for loan losses            $  4,240   $  4,665
   Investment security write-downs
      due to SFAS #115                         -        151
   Deferred loan fees                        491        573
   Tax credits and carryovers                  -        540
   Other                                     603        426
      Total assets                         5,334      6,355
Deferred Liabilities:
   Investment security write-ups
     due to SFAS #115                       (976)         -
   Accumulated depreciation                 (779)      (927)
   Accretion of discount                  (2,613)    (2,247)
   Lease accounting                       (2,575)    (1,576)
   Core deposit and mortgage
     servicing intangibles                (2,142)    (1,950)
   Deposit liability write-down                -       (345)
   Other                                    (482)      (570)
      Total liabilities                   (9,567)    (7,615)
Valuation allowance                         (325)      (325)
Net deferred liability                   $(4,558)   $(1,585)

     The change in the net deferred liability during 1997
and 1996 was attributed to the following:
At December 31                           1997       1996
                                         (In thousands)
Investment write-ups due to
   SFAS #115, charge
   to equity                             $(1,044)   $  1,712
Use of NOL                                     -        (154)
Alternative minimum tax credit              (539)     (1,351)
Deferred provision for
   income taxes                           (1,390)       (776)
Net decrease                             $(2,973)   $   (569)

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
Year ended December 31         1997      1996      1995
                                    (In thousands)
Service cost                   $   461   $   455   $    399
Interest cost                      454       413        390
Deferred asset gain                665       241        575
Amortization of transition
   asset                           (17)      (17)       (17)
Amortization of
   unrecognized prior
   service cost                    (30)      (30)       (31)
Actual return on plan assets    (1,193)     (665)      (919)
Net periodic pension cost      $   340   $   397   $    397

A reconciliation of the funded status of the plan to
the recorded net pension liability is as follows:
At December 31                        1997        1996
                                       (In thousands)
Fair value of plan assets             $  7,424    $  6,599
Projected benefit obligation            (7,051)     (6,418)
Overfunded projected
   benefit obligation                      373         181
Unrecognized net transition asset         (261)       (278)
Unrecognized prior service cost           (450)       (480)
Unrecognized net gain                     (679)       (227)
Net pension liability                 $ (1,017)   $   (804)

The actuarial present value of benefit obligations is
as follows:
At December 31                        1997        1996
     (In thousands)
Accumulated benefit obligation        $ 4,995     $ 4,563
Vested benefit obligation             $ 4,676     $ 4,339

The following rate assumptions were used in the plan
accounting:
                                Jan. 1,   Dec. 31,  Jan. 1,   Dec. 31,
Measurement Date                1997      1997      1996      1996
Discount rate
   (weighted-average)           7.25%     7.00%     7.00%     7.25%
Rate of compensation increases  3.50      3.50      3.50      3.50
Expected long-term rate
   of return on plan assets
   (weighted-average)           8.00      8.00      8.00      8.00

     U.S. Bank also has a trusteed, deferred profit sharing plan with contributions made by U.S. Bank based upon income as defined in the plan. All employees of U.S.
Bank and the Company who work over 1,000 hours per year participate in the plan beginning on January 1 following six months of service. Contributions to this profit sharing plan were $899,000 in 1997; $287,000 in 1996; and $764,000 in 1995. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.

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
     Net periodic pension cost for the plan is as follows:
Year ended December 31             1997      1996      1995
                                        (In thousands)
Service cost                       $  548    $  518    $  410
Interest cost                         360       316       259
Deferred asset gain                   384       240       232
Amortization of transition
   obligation                           3         3         3
Amortization of unrecognized
   prior service cost                  57        57        53
Actual return on plan assets         (727)     (488)     (448)
Amortization of loss                    -        13         -
Net periodic pension cost          $  625    $  659     $ 509

A reconciliation of the funded status of the plan to
the recorded net pension (liability) asset is as
follows:
At December 31                            1997      1996
                                          (In thousands)
Fair value of plan assets                 $  4,919  $  4,157
Projected benefit obligation                (5,689)   (4,998)
Unfunded projected benefit obligation         (770)     (841)
Unrecognized net transition obligation          15        19
Unrecognized prior service cost                617       674
Unrecognized net loss                          121       278
Net pension (liability) asset             $    (17) $    130

The actuarial present value of benefit obligations is
as follows:
At December 31                     1997      1996
                                    (In thousands)
Accumulated benefit obligation     $ 4,247   $   3,903
Vested benefit obligation          $ 3,683   $   3,336

The following rate assumptions were used in the plan
accounting:
                                    Jan. 1,   Dec. 31,  Jan. 1,   Dec. 31,
Measurement Date                    1997      1997      1996      1996
Discount rate
   (weighted-average)               7.25%     7.00%     7.00%     7.25%
Rate of compensation increases      3.50      3.50      3.50      3.50
Expected long-term rate
   of return on plan assets
   (weighted-average)               8.00      8.00      8.00      8.00

     Three Rivers Bank also has a trusteed 401(k) plan with contributions made by Three Rivers Bank matching those by eligible employees up to a maximum of 50% of the first 6% of their annual salary. All employees of Three
Rivers Bank who work over 1,000 hours per year are eligible to participate in the plan beginning on January 1 following six months of service. Three Rivers
Bank s contribution to this 401(k) plan was $184,000 in 1997; $166,000 in 1996; and $128,000 in 1995.
     Except for the above pension benefits provided by each subsidiary, the Company has no significant additional exposure for any other post-retirement benefits.

15. LEASE COMMITMENTS
     The Company's obligation for future minimum lease
payments on operating leases at December 31, 1997, is
as follows:
Year Future Minimum Lease Payments
                             (In thousands)
1998                              $585
1999                               478
2000                               307
2001                               164
2002 and thereafter (in total)     190

     In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.
     Rent expense included in total non-interest expense amounted to $782,000, $672,000 and $533,000, in 1997,
1996, and 1995, respectively.

16. COMMITMENTS AND CONTINGENT LIABILITIES
     The Company's banking subsidiaries incur off-balance sheet risks in the normal course of business in order to meet the financing needs of their customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.
     Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The banking subsidiaries evaluate each customer's creditworthiness on a case-by-case basis. Collateral which secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, and fixed assets.
      Standby letters of credit are conditional commitments issued by the banking subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financings, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Letters of credit are issued both on an unsecured and secured basis. Collateral securing these types of transactions is similar to collateral securing the subsidiary banks' commercial loans.
     The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The banking subsidiaries use the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had outstanding various commitments to extend credit approximating $214,307,000 and standby letters of credit of $10,712,000 as of December 31, 1997.
     Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company's consolidated financial position or results of operation.

17. INCENTIVE STOCK OPTION PLAN
     In 1991, the Company's Board of Directors adopted an Incentive Stock Option Plan authorizing the grant of options covering 128,000 shares of common stock. In
April 1995, the Company amended the Plan to increase the number of shares available for issuance thereunder from 128,000 to 285,000 shares. Under the Plan, options can be granted (the "Grant Date") to employees with executive, managerial, technical, or professional responsibility, as selected by a committee of the Board of Directors. The Company accounts for this Plan under APB Opinion #25, "Accounting for Stock Issued to
Employees," under which no compensation cost has been recognized. The option price at which a stock option may be exercised shall be not less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Had compensation cost for these plans been determined consistent with FASB #123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

At December 31                         1997      1996      1995
                                 (In thousands, except per share data)
Net Income:
   As Reported                         $23,497   $20,019   $15,803
   Pro Forma                            23,285    19,810    15,767
Basic Earnings Per Share:
   As Reported                         $  4.69   $  3.85   $  2.89
   Pro Forma                              4.64      3.81      2.88
Diluted Earnings Per Share:
   As Reported                         $  4.61   $  3.83   $  2.88
   Pro Forma                              4.57      3.79      2.88

     Because SFAS #123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.
     On or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised. In December
1997, the Company issued 28,000 options to certain executive officers under a long-term performance based stock option program. Under the program, these options will vest after three years only if specific financial performance goals are achieved. The purpose of this program is to encourage financial performance at a level which is significantly above average within the industry.
     A summary of the status of the Company's Stock Option
Plan at December 31, 1997, 1996, and 1995, and changes during the years then ended is presented in the table and narrative following:

Year ended December 31                   1997                 1996                1995
                                                   Weighted             Weighted             Weighted
                                                   Average              Average              Average
                                                   Exercise             Exercise             Exercise
                                         Shares    Price      Shares    Price     Shares     Price
Outstanding at beginning of year         175,258   $28.11     105,821   $24.34    75,867     $21.70
   Granted                                29,500    63.40      78,000    32.56    56,800      26.25
   Exercised                             (18,412)   24.55      (8,563)   22.87   (23,846)     20.75
   Forfeited                                   -        -           -        -    (3,000)     22.40
Outstanding at end of year               186,346    34.05     175,258    28.11   105,821      24.34
Exercisable at end of year                90,999    26.70      54,280    23.29    20,854      20.09
Weighted average fair value
   of options granted since 1-1-95         $8.88                $6.99              $6.38

     A total of 90,999 of the 186,346 options outstanding at December 31, 1997, have exercise prices between $17.25 and $32.56, with a weighted average exercise price of $26.70 and a weighted average remaining contractual life of 6.9 years. All of these options are exercisable. The remaining 95,347 options have exercise prices between $21.25 and $64.50, with a weighted average exercise price of $41.06 and a weighted average remaining contractual life of 8.6 years.
     During 1997 two option grants totalling 29,500 shares were issued, compared to one option grant totalling
78,000 shares in 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996, and 1995, respectively: risk-free interest rates of 6.49% and 5.92% for 1997 options, 5.49% for the 1996 options and 5.79%, 6.13%, and 7.82% for the 1995 options; expected dividend yields of 3.25% and 2.25% for 1997 options, 3.25% for the 1996 options, and 3.25%, 3.50%, and 4.00%
for the 1995 options; expected lives of 7.0 years for all the 1997, 1996, and 1995 options; expected volatility of 20.96% and 18.31% for 1997 options, 21.28% for the 1996 options, 21.29%, 21.85%, and 22.32%
for the 1995 options.

18. DIVIDEND REINVESTMENT PLAN
The Company's Dividend Reinvestment and Common Stock
Purchase Plan provides each record holder of Common
Stock with a simple and convenient method of purchasing additional shares without payment of any brokerage commissions, service charges or other similar expense.
A participant in the Plan may purchase shares of Common
Stock by electing either to (1) reinvest dividends on all of his or her shares of Common Stock or (2) make optional cash payments of not less than $10 and up to a maximum of $2,000 per month and continue to receive regular dividend payments on his or her other shares.
Participants who enroll to reinvest dividends may also make optional cash payments of not less than $10 and up to a maximum of $2,000 per month. A participant may withdraw from the Plan at any time.
     In the case of purchases from USBANCORP, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At
December 31, 1997, the Company had 263,048 unissued reserved shares available under the Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Plan in the market for the relevant investment date.

19. SHAREHOLDER RIGHTS PLAN
Each share of the Company's Common Stock had attached to it one right (a "Right") issued pursuant to a Shareholder Protection Rights Agreement, dated November
10, 1989 (the "Rights Agreement"). Each Right entitled a holder to buy one-tenth of a share of the Company's
Series B Preferred Stock at a price of $40.00, subject to adjustment (the "Exercise Price"). The Rights became exercisable if a person, group, or other entity acquired or announced a tender offer for 20% or more of the Company's Common Stock. They could also have been exercised if a person or group who had become a beneficial owner of at least 10% of the Company's
Common Stock was declared by the Board of Directors to be an "adverse person" (as defined in the Rights
Agreement). Under the Rights Agreement, any person, group, or entity would be deemed a beneficial owner of the Company's Common Stock if such person, group, or entity would be deemed to beneficially own the Company s Common Stock under the rules of the Securities and Exchange Commission which generally require that such person, group, or entity have, or have the right to acquire within sixty days, voting or dispositive power of the Company's Common Stock;
provided, however, that the Rights Agreement excluded from the definition of beneficial owner, holders of revocable proxies, employee benefit plans of the Company or its subsidiaries and the Trust Company.
After the Rights became exercisable, the Rights (other than rights held by a 20% beneficial owner or an "adverse person") would entitle the holders to purchase, under certain circumstances, either the Company's Common Stock or common stock of the potential acquirer having a value equal to twice the Exercise
Price. The Company was generally entitled to redeem the Rights at $0.01 per Right at any time until the twentieth business day following public announcement that a 20% position had been acquired or the Board of Directors had designated a holder of the Company's
Common Stock an adverse person. The Rights expired on November 10, 1994.
     On February 24, 1995, the Company's Board of Directors adopted a Shareholder Rights Plan which is substantially similar to and replaces the previous
Rights Agreement which expired on November 10, 1994.
The only significant difference from the previous
Rights Agreement is that under the new plan each right will initially entitle shareholders to buy one unit of a newly authorized series of junior participating preferred stock at an exercise price of $65.00. The rights attached to shares of USBANCORP Common Stock outstanding on March 15, 1995, and will expire in ten years.

20. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
USBANCORP's balance sheet shows both tangible assets
(such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $15.4 million of goodwill and $3.7 million of core deposit intangible assets on its balance sheet.
The majority of these intangible assets came from the 1994 Johnstown Savings Bank acquisition ($25.9 million) and the 1993 Integra Branches acquisition ($1.2 million).
     The Company is amortizing core deposit intangibles over periods ranging from five to ten years while goodwill is being amortized over a 15 year life. The straight-line method of amortization is being used for both of these categories of intangibles. The amortization expense of these intangible assets reduced
1997 diluted earnings per share by $0.42. It is important to note that this intangible amortization expense is not a future cash outflow. The following table reflects the future amortization expense of the intangible assets:

Year Expense
                           (In thousands)
1998                          $  2,170
1999                             2,014
2000                             1,904
2001                             1,865
2002 and after                $ 11,169

     A reconciliation of the Company's intangible asset balances for 1997 and 1996 is as follows:

At December 31            1997      1996
                          (In thousands)
Balance January 1         $21,478   $23,838
Amortization expense       (2,356)   (2,360)
Balance December 31       $19,122   $21,478

     Goodwill and other intangible assets are reviewed for possible impairment at a minimum annually, or more frequently, if events or changed circumstances may affect the underlying basis of the asset. The Company uses an estimate of the subsidiary bank's undiscounted future earnings over the remaining life of the goodwill and other intangibles in measuring whether these assets are recoverable.

21. OFF-BALANCE SHEET HEDGE INSTRUMENTS
The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. A summary of the Company's off-balance sheet derivative transactions are as follows:

Borrowed Funds Hedges:
The Company had entered into several interest rate swaps to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and one year are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to three years. Under these swap agreements, the Company pays a fixed rate of interest and receives a floating rate which resets either monthly, quarterly, or annually. The following table summarizes the interest rate swap transactions which impacted the Company s 1997 performance:

                                          Fixed     Floating                Impact
  Notional       Start     Termination    Rate      Rate       Repricing    On Interest
  Amount         Date      Date           Paid      Received   Frequency    Expense
 $60,000,000     3-16-95   3-16-97        6.93%     5.54%      Matured      $184,000
  25,000,000     9-29-95   9-29-97        6.05      5.71       Matured        64,023
  40,000,000     3-17-97   3-15-99        6.19      5.66       Monthly       162,757
  50,000,000     5-08-97   5-10-99        6.20      5.88       Annually      103,556
  25,000,000     6-20-97   6-20-99        6.20      5.53       Monthly        89,264
  50,000,000     9-25-97   9-25-99        5.80      5.50       Monthly        40,278

The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include PNCBank, Mellon Bank, and
Corestates Bank) in the interest rate swap agreements is remote.
     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate caps or floors outstanding at December 31, 1997, or December
31, 1996.

22. CAPITAL
The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The
Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.
Management believes that as of December 31, 1997, the Company meets all capital adequacy requirements to which it is subject.
     As of December 31, 1997, and 1996, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.
There are no conditions or events since that notification that management believes have changed the Company's classification category.

                                                                                      To Be Well
                                                                                      Capitalized Under
                                                                For Capital           Prompt Corrective
As of December 31, 1997                    Actual               Adequacy Purposes     Action Provisions
                                           Amount    Ratio      Amount    Ratio       Amount     Ratio
                                                          (In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
   Consolidated                            $147,883  14.12%     $83,796   8.00%       $104,745  10.00%
   U.S. Bank                                 87,625  15.77       44,442   8.00          55,552  10.00
   Three Rivers Bank                         65,581  13.37       39,248   8.00          49,060  10.00
Tier 1 Capital (to Risk Weighted Assets)
   Consolidated                             135,770  12.96       41,898   4.00          62,847   6.00
   U.S. Bank                                 81,518  14.67       22,221   4.00          33,331   6.00
   Three Rivers Bank                         59,575  12.14       19,624   4.00          29,436   6.00
Tier 1 Capital (to Average Assets)
   Consolidated                             135,770   6.25       86,882   4.00         108,603   5.00
   U.S. Bank                                 81,518   6.74       48,349   4.00          60,436   5.00
   Three Rivers Bank                         59,575   6.21       38,366   4.00          47,958   5.00

                                                                                      To Be Well
                                                                                      Capitalized Under
                                                                For Capital           Prompt Corrective
As of December 31, 1996                    Actual               Adequacy Purposes     Action Provisions
                                           Amount    Ratio      Amount    Ratio       Amount     Ratio
                                                         (In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
   Consolidated                            $142,832  14.16%     $80,683   8.00%       $100,853   10.00%
   U.S. Bank                                 86,087  15.47       44,505   8.00          55,631   10.00
   Three Rivers Bank                         31,878  13.55       18,818   8.00          23,523   10.00
Tier 1 Capital (to Risk Weighted Assets)
   Consolidated                             130,225  12.91       40,341   4.00          60,512    6.00
   U.S. Bank                                 79,133  14.22       22,252   4.00          33,379    6.00
   Three Rivers Bank                         29,281  12.45        9,409   4.00          14,114    6.00
Tier 1 Capital (to Average Assets)
   Consolidated                             130,225   6.51       79,966   4.00          99,958    5.00
   U.S. Bank                                 79,133   6.91       45,790   4.00          57,238    5.00
   Three Rivers Bank                         29,281   6.44       18,174   4.00          22,718    5.00

23. SUBSEQUENT EVENT   BRANCH ACQUISITION
On January 30, 1998, Three Rivers Bank and National
City Bank of Pennsylvania ("National City") entered into a Purchase and Assumption Agreement (the Branch
Agreement ), pursuant to which Three Rivers Bank agreed to purchase certain assets and assume certain liabilities of two National City offices located in Allegheny County. Pursuant to the Branch Agreement, and subject to certain conditions set forth therein, Three
Rivers Bank will: (i) assume certain deposit liabilities totalling approximately $38 million; (ii) purchase all the real estate and furniture and fixtures of these two branch locations; (iii) purchase the safe deposit box business conducted at the branches; (iv) assume contracts that relate to the operation of the branches; and (v) purchase the vault cash.
In consideration for the assumption of the deposit liabilities, Three Rivers Bank will pay National City a deposit premium of 7.0% or approximately $2.6 million.
In addition, Three Rivers Bank is purchasing cash reserve loans at par value.
The consummation of the branch acquisition is contingent upon, among other things, receipt of all necessary regulatory approvals. Management anticipates that this transaction will be consummated in the second quarter of 1998.


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

BALANCE SHEET
At December 31                                      1997           1996
                                                      (In thousands)
ASSETS
Cash and cash equivalents                           $      582     $       28
Equity investment in banking
   subsidiaries                                        163,822        157,120
Equity investment in non-banking
   subsidiaries                                          2,632          2,128
Other assets                                               727            878
TOTAL ASSETS                                          $167,763       $160,154

LIABILITIES
Short-term borrowings                                 $  7,600      $   4,800
Other liabilities                                        1,818          3,332
TOTAL LIABILITIES                                        9,418          8,132

STOCKHOLDERS' EQUITY
Total stockholders' equity                             158,345        152,022
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  $167,763       $160,154

STATEMENT OF INCOME
Year ended December 31                          1997        1996       1995
                                                        (In thousands)
INCOME
Inter-entity management fees                    $  3,867    $  3,817  $ 3,899
Dividends from subsidiaries                       19,601      15,491    9,237
Interest and dividend income                          15          13      776
Net realized losses on
   investment securities                               -           -     (469)
Total Income                                      23,483      19,321   13,443

EXPENSE
Interest expense                                     680         676    1,343
Salaries and employee benefits                     2,793       2,753    2,885
Other expense                                      1,642       1,522    1,563
Total Expense                                      5,115       4,951    5,791
INCOME BEFORE
   INCOME TAXES
   AND EQUITY IN
   UNDISTRIBUTED INCOME
   OF SUBSIDIARIES                                18,368     14,370    7,652
   Provision for income taxes                        522        484      641
   Equity in undistributed
      income of subsidiaries                       4,667      5,271    7,510
NET INCOME                                       $23,557    $20,125  $15,803

STATEMENT OF CASH FLOWS
Year ended December 31                           1997      1996      1995
                                                       (In thousands)
OPERATING ACTIVITIES
Net income                                       $23,557   $20,125   $15,803
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
      Equity in undistributed
         income of subsidiaries                  (4,667)   (5,271)   (7,510)
Net cash provided by operating
   activities                                    18,890    14,854     8,293
INVESTING AND
   FINANCING ACTIVITIES
Common stock cash dividends paid                 (9,318)   (4,522)   (7,156)
Proceeds from issuance of
   common stock                                     453       188       497
Sale of investment securities                         -         -    16,356
Purchase of treasury stock                      (11,637)   (8,531)   (7,943)
Repayment to fund
   JSB acquisition                                    -         -   (16,669)
Increase (decrease)
   in borrowings                                  2,800    (1,800)    5,600
Investment in subsidiaries                         (600)        -      (200)
Other - net                                         (34)     (475)     (996)
Net cash used by investing and
   financing activities                         (18,336)  (15,140)  (10,511)
NET INCREASE (DECREASE) IN
   CASH EQUIVALENTS                                 554      (286)   (2,218)
CASH EQUIVALENTS AT
   JANUARY 1                                         28       314     2,532
CASH EQUIVALENTS AT
   DECEMBER 31                                 $    582  $     28 $     314

     The ability of subsidiary banks to upstream cash to the Parent Company is restricted by regulations. Federal law prevents the Parent Company from borrowing from its subsidiary banks unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary banks' capital and surplus. In addition, the subsidiary banks are subject to legal limitations on the amount of dividends that can be paid to their shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the Parent Company by the subsidiary banks as an inter-entity management fee. At December
31, 1997, the subsidiary banks were permitted to upstream an additional $18,299,000 in cash dividends to the Parent Company. The subsidiary banks also had a combined $138,115,000 of restricted surplus and retained earnings at December 31, 1997.
     The Parent Company entered into a $17 million unsecured line of credit on December 19, 1997. This line of credit is subject to annual review on October 30, 1998, and replaces all previous agreements which matured in December 1997. Future drawdowns on this line would be either at an "As Offered Rate" or at a "Euro-Rate"
Option, a rate equal to the LIBOR plus one hundred fifty (150) basis points (1 1/2%) per annum. The Parent Company had available at December 31, 1997, $9.4 million of this total $17.0 million credit line.

STATEMENT OF MANAGEMENT RESPONSIBILITY
January 23, 1998
To the Stockholders and
Board of Directors of
USBANCORP, Inc.

Management of USBANCORP, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the "Annual Report and Form 10-K" in accordance with generally accepted accounting principles and are responsible for its accuracy.
     In meeting its responsibility, management relies on internal accounting and related control systems, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities, and programs of internal audit. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any internal control system.
     Management also recognizes its responsibility to foster a climate in which Company affairs are conducted with the highest ethical standards. The Company's Code of Conduct, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of proprietary information, and other items. There is an ongoing program to assess compliance with these policies.
     The Audit Committee of the Company's Board of Directors consists solely of outside directors. The Audit
Committee meets periodically with management and the independent public accountants to discuss audit, financial reporting, and related matters. Arthur
Andersen LLP and the Company s internal auditors have direct access to the Audit Committee.

/s/Terry K. Dunkle            /s/Jeffrey A. Stopko
Terry K. Dunkle               Jeffrey A. Stopko
Chairman,                     Senior Vice President &
President & CEO               Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Arthur Andersen LLP
2100 One PPGPlace
Pittsburgh PA15222-5498

To the Stockholders and Board of Directors of USBANCORP, Inc.:

We have audited the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders equity and cash flows for each of the three years in the period ended December 31, 1997.
These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USBANCORP, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 1997, in conformity with generally accepted accounting principles.
     As explained in Note 1 to the consolidated financial statements, effective January 1, 1995, the Company changed its method of accounting for loan losses. In addition, the Company changed its method of accounting for mortgage servicing rights effective for the quarter ended June 30, 1995.

Pittsburgh, Pennsylvania
January 23, 1998
(except for the matter discussed
in Note #23, as to which the date
is January 30, 1998)

/s/ARTHUR ANDERSEN LLP

This page is intentionally left blank.

USBANCORP, INC.
Mangagement's Discussion and Analysis

MARKET PRICE AND DIVIDEND DATA

Common Stock
USBANCORP s Common Stock is traded on the NASDAQ
National Market System under the symbol "UBAN." The
following table sets forth the high and low closing
prices and the cash dividends declared per share for
the periods indicated:
                                          CLOSING PRICES      Cash Dividends
                                          High       Low         Declared
Year ended December 31, 1997:
   First Quarter                          $49.25     $41.75      $ 0.30
   Second Quarter                          54.50      47.88        0.35
   Third Quarter                           65.50      52.75        0.35
   Fourth Quarter                          73.00      62.75        0.60

Year ended December 31, 1996:
   First Quarter                          $33.50     $31.50      $ 0.27
   Second Quarter                          36.88      31.75        0.30
   Third Quarter                           38.94      31.00        0.30
   Fourth Quarter                          42.50      38.50        0.50

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
At or for the year ended December 31                1997         1996         1995         1994          1993
                                                       (Dollars in thousands, except per share data and ratios)
Summary of Income Statement Data:
Total interest income                               $   154,788  $   137,333  $   129,715  $    102,811  $     85,735
Total interest expense                                   87,929       76,195       73,568        46,993        36,250
Net interest income                                      66,859       61,138       56,147        55,818        49,485
   Provision for loan losses                                158           90          285        (2,765)        2,400
Net interest income after provision for loan losses      66,701       61,048       55,862        58,583        47,085
Total non-interest income                                20,203       18,689       16,543         8,187        10,150
Total non-interest expense                               54,104       52,474       50,557        49,519        40,715
Income before income taxes and cumulative effect
   of change in accounting principle                     32,800       27,263       21,848        17,251        16,520
   Provision for income taxes                             9,303        7,244        6,045         5,931         5,484
Income before cumulative effect of change in
   accounting principle                                  23,497       20,019       15,803        11,320        11,036
   Cumulative effect of change in accounting principle        -            -            -             -         1,452
Net income                                          $    23,497   $   20,019  $    15,803  $     11,320  $     12,488
Net income applicable to common stock               $    23,497   $   20,019  $    15,803  $     11,320  $     12,385
Per Common Share Data:<F1>
Basic Earnings:
   Net income                                       $      4.69   $    3.85   $      2.89  $       2.18  $       2.78
   Income before cumulative effect of change in
     accounting principle, and acquisition charge          4.69        3.85          2.89          2.54          2.46
Diluted Earnings:
   Net income                                              4.61        3.83          2.88          2.18          2.78
   Income before cumulative effect of change in
     accounting principle, and acquisition charge          4.61        3.83          2.88          2.54          2.45
Cash dividends declared                                    1.60        1.37          1.06          0.97          0.86
Book value at period end                                  32.32       29.90         28.34         24.57         24.67
Balance Sheet and Other Data:
Total assets                                         $2,239,110  $2,087,112    $1,885,372    $1,788,890    $1,241,521
Loans and loans held for sale, net of unearned income   989,575     939,726       834,634       868,004       727,186
Allowance for loan losses                                12,113      13,329        14,914        15,590        15,260
Investment securities available for sale                580,115     455,890       427,112       259,462       428,712
Investment securities held to maturity                  532,341     546,318       463,951       524,638             -
Deposits                                              1,139,527   1,138,738     1,177,858     1,196,246     1,048,866
Long-term debt                                            4,361       4,172         5,061         5,806         3,445
Stockholders  equity                                    158,180     151,917       150,492       137,136       116,615
Full-time equivalent employees<F2>                          765         759           742           780           665
Selected Financial Ratios:
Return on average total equity before SFAS #109
   benefit and acquisition charge                        15.00%      13.36%        11.03%        10.41%         10.13%
Return on average assets before SFAS #109
   benefit and acquisition charge                         1.09        1.03          0.87          0.87           0.91
Loans and loans held for sale, net of unearned income,
   as a percent of deposits, at period end               86.84       82.52         70.86         72.56          69.33
Ratio of average total equity to average assets           7.28        7.69          7.85          8.39           8.96
Common stock cash dividends as a percent of
   net income applicable to common stock                 34.00       35.28         36.43         44.57          32.28
Common and preferred stock cash dividends as a
   percent of net income                                 34.00       35.28         36.43         44.57          32.84
Interest rate spread                                      2.97        3.06          2.94          3.47           3.72
Net interest margin                                       3.43        3.52          3.45          4.03           4.34
Allowance for loan losses as a percentage of
   loans and loans held for sale, net of unearned
   income, at period end                                  1.22        1.42          1.79          1.80           2.10
Non-performing assets as a percentage of loans and
   loans held for sale and other real estate owned,
   at period end                                          0.89        0.92          1.13          0.91           0.89
Net charge-offs as a percentage of average loans and
   loans held for sale                                    0.14        0.20          0.08          0.04           0.13
Ratio of earnings to fixed charges and preferred
   dividends:<F3>
   Excluding interest on deposits                         1.72x       1.79x         1.77x         2.34x          5.26x
   Including interest on deposits                         1.37        1.36          1.30          1.37           1.45
One Year GAP ratio, at period end                         0.88        0.79          0.86          0.79           1.10
<F1> The prior years earnings per share have been
restated to reflect adoption of SFAS #128.
<F2> Full-time equivalent employees in 1994 include 115
employees as a result of JSB acquisition. Full-time
equivalent employees in 1993 include 18 employees as a
result of the Integra Branches Acquisition.
<F3> The ratio of earnings to fixed charges and
preferred dividends is computed by dividing the sum of
income before taxes, fixed charges, and preferred
dividends by the sum of fixed charges and preferred
dividends. Fixed charges represent interest expense and
are shown as both excluding and including interest on
deposits.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA
The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company. The prior year earnings per share has been restated to reflect adoption of SFAS #128:

1997 Quarter Ended                     Dec. 31<F1>  Sept. 30   June 30   March 31
                                           (In thousands, except per share data)
Interest income                        $39,196      $39,284      $38,870   $37,438
Non-interest income                      5,629        5,151        4,800     4,623
Total operating income                  44,825       44,435       43,670    42,061
Interest expense                        22,594       22,401       22,001    20,933
   Provision for loan losses                90           23           22        23
Non-interest expense                    13,817       13,624       13,457    13,206
Income before income taxes               8,324        8,387        8,190     7,899
   Provision for income taxes            2,352        2,370        2,350     2,231
Net income                             $ 5,972      $ 6,017      $ 5,840   $ 5,668
Basic Earnings Per Common Share:
   Net income                          $  1.21      $  1.20      $  1.16   $  1.12
Diluted Earnings Per Common Share:
   Net income                             1.19         1.18         1.15      1.10
Cash Dividends Declared Per Common Share  0.60         0.35         0.35      0.30

1996 Quarter Ended                     Dec. 31<F1>  Sept. 30<F2> June 30 March 31
                                          (In thousands, except per share data)
Interest income                        $35,991      $35,330      $33,245   $32,767
Non-interest income                      4,665        4,922        4,572     4,530
Total operating income                  40,656       40,252       37,817    37,297
Interest expense                        20,006       19,709       18,213    18,267
   Provision for loan losses                22           23           22        23
Non-interest expense                    13,108       14,675       12,380    12,311
Income before income taxes               7,520        5,845        7,202     6,696
   Provision for income taxes            2,025        1,546        1,920     1,753
Net income                             $ 5,495      $ 4,299      $ 5,282   $ 4,943
Basic Earnings Per Common Share:
   Net income                          $  1.07      $  0.83      $  1.01   $  0.93
Diluted Earnings Per Common Share:
   Net income                             1.06         0.83         1.01      0.93
Cash Dividends Declared Per Common Share  0.50         0.30         0.30      0.27
<F1> The Company s Board of Directors approved a
special dividend of $0.25 and $0.20 per share in
December 1997 and 1996, respectively.
<F2> On September 30, 1996, the Company accrued a
one-time assessment of $1,925,000 mandated by Congress
to recapitalize the Savings Association Insurance Fund.
The negative after-tax impact of this special
assessment on net income was $1,368,000 or $0.26 on
diluted EPS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS ("M.D. & A.")

The following discussion and analysis of financial condition and results of operations of USBANCORP should be read in conjunction with the consolidated financial statements of USBANCORP, including the related notes thereto, included elsewhere herein.
RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1997, 1996, AND 1995

PERFORMANCE OVERVIEW...The Company s net income for 1997 was $23.5 million or $4.61 on a diluted per share basis compared to net income of $20.0 million or $3.83 per diluted share for 1996 and net income of $15.8
million or $2.88 per diluted share for 1995. When 1997 is compared to 1996, the Company's net income increased by $3.5 million or 17.4% while diluted earnings per share increased by $0.78 or 20.4%. The Company's return on equity increased by 164 basis points to 15.00% while return on assets increased by six basis points to 1.09%. Similar earnings growth trends are also demonstrated when 1996 is compared to 1995 as the Company's net income increased by $4.2 million or 26.7% while diluted earnings per share increased by $0.95 or 33.0%. For each of the periods presented, earnings per share grew at a faster rate than net income due to the success of the Company's ongoing treasury stock repurchase program.
   The Company's improved financial performance in 1997 was due to a combination of increased revenue generated from its core businesses and effective capital management strategies. Specifically, net interest income increased by $5.7 million or 9.4% while total non-interest income grew by $1.5 million or 8.1%. This increased revenue more than offset higher non-interest expense which partially resulted from the start-up costs of several new strategic initiatives which are designed to further diversify the Company's revenue stream in future years. These new strategic initiatives include the selling of annuities, mutual funds, and insurance, the formation of a subsidiary which offers investment and asset/liability management services to smaller financial institutions, the establishment of the first full service mobile bank branch in Western Pennsylvania, and the opening of two loan production offices. Overall, total non-interest expense was $1.6 million or 3.1% higher in 1997. The
Company s earnings per share were also enhanced by the repurchase of its common stock as there were 140,000 fewer average diluted shares outstanding in 1997 than in 1996. The Company demonstrated an improving quarterly earnings trend in 1997 as diluted earnings per share improved from $1.10 in the first quarter to $1.19 in the fourth quarter.
   When 1996 is compared to 1995, the 33.0% growth in diluted earnings per share was also driven by revenue growth. Specifically, net interest income increased by $5.0 million or 8.9% while total non-interest income grew by $2.1 million or 13.0%. This growth in revenue more than offset the negative impact of higher non-interest expense. Total non-interest expense increased by $1.9 million or 3.8% due primarily to a special assessment to recapitalize the Savings
Association Insurance Fund ("SAIF") in the third quarter of 1996. This special assessment amounted to $1.9 million on a pre-tax basis and reduced diluted earnings per share by $0.26 in 1996. Excluding the special SAIF assessment, the Company's total non-interest expense was essentially flat between years. The Company s return on equity increased by 233 basis points to 13.36% while return on assets increased by 16 basis points to 1.03%. A 249,000 reduction in average diluted shares outstanding in 1996 was again a factor contributing to the return on equity improvement and growth in diluted earnings per share.

The following table summarizes some of the Company's key performance indicators for each of the past three years. The prior years earnings per share have been restated to reflect adoption of SFAS #128:

Year ended December 31                            1997      1996      1995
                                              (In thousands, except per share
                                                      data and ratios)
Net income                                        $23,497   $20,019   $15,803
Diluted earnings per share                           4.61      3.83      2.88
Return on average assets                             1.09%     1.03%     0.87%
Return on average equity                            15.00     13.36     11.03
Average diluted common shares outstanding           5,091     5,253     5,500

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

Year ended December 31                           1997      1996      1995
                                             (In thousands, except per ratios)
Interest income                                  $154,788  $137,333  $129,715
Interest expense                                   87,929    76,195    73,568
Net interest income                                66,859    61,138    56,147
Tax-equivalent adjustment                           2,939     2,954     2,807
Net tax-equivalent interest income               $ 69,798  $ 64,092  $ 58,954
Net interest margin                                 3.43%     3.52%     3.45%

1997 NET INTEREST PERFORMANCE OVERVIEW...The Company's net interest income on a tax-equivalent basis increased by $5.7 million or 8.9% due to growth in earning assets. Total average earning assets were $206 million higher in 1997 with this growth in earning assets almost evenly distributed between loans and investment securities. Specifically, total loans grew by $103 million or 12.0% while investment securities increased by $104 million or 11.0%. Despite this balanced growth in the earning asset base, the net interest margin declined by nine basis points to 3.43%. An increased use of borrowings from the Federal Home Loan Bank to fund the earning asset growth combined with a higher cost of deposits to cause the compression in the net interest margin. The overall growth in the earning asset base was one important strategy used by the Company to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to plus or minus 7.5% and net income variability to plus or minus 15% over a twelve month period (see further discussion under Interest Rate Sensitivity).

COMPONENT CHANGES IN NET INTEREST INCOME: 1997 VERSUS
1996...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for 1997 increased by $17.4 million or 12.4% when compared to 1996. This increase was due primarily to a $206 million or 11.4% increase in total average earning assets which caused interest income to rise by $17.1 million. The remainder of the increase in interest income was caused by a six basis point improvement in the earning asset yield to 7.78%.

Within the earning asset base, the yield on total investment securities increased by nine basis points to 6.94% while the yield on the total loan portfolio increased by four basis points to 8.66%.
   Eight consecutive quarters of loan growth fueled the improvement in the loan-to-deposit ratio which contributed to the earning asset growth. The Company's loan to deposit ratio averaged 83.8% in 1997 compared to an average of 74.4% in 1996. This loan growth primarily resulted from the Company's ability to take market share from its competitors through strategies which emphasize convenient customer service and hard work. Other factors contributing to the loan growth were a stable economic environment and the formation of two loan production offices in better growth markets.
The loan yield also benefitted from a shift in the loan portfolio composition away from fixed-rate residential mortgage loans and lower yielding indirect auto loans to higher yielding commercial and commercial mortgage loans. Total commercial and commercial mortgage loans comprised 45.7% of total loans at December 31, 1997, compared to 43.8% at December 31, 1996. The higher commercial loan totals resulted from increased production from middle market and small business lending (loans less than $250,000). During 1997, new loan production for the middle market group exceeded
$150 million while the small business loan center closed approximately $23 million of new loans.
   The Company's total interest expense for 1997 increased by $11.7 million or 15.4% when compared to 1996 due primarily to a $193 million increase in average interest bearing liabilities. The remainder of the increase was due to a 15 basis point rise in the cost of funds to 4.81%. The cost of deposits increased by nine basis points to 4.21% as the Company has experienced gradual disintermediation within the deposit base from lower cost passbook savings accounts to higher cost money market accounts and certificates of deposit. Within the liability mix, total average borrowed funds increased by $204 million in order to fund the earning asset growth and replace a $12 million outflow in deposits. For 1997, the Company's total level of short-term borrowed funds and FHLB advances averaged $806 million or 37.4% of total assets compared to an average of $600 million or 30.8% of total assets for 1996. These borrowed funds had an average cost of 5.56% in 1997 which was 135 basis points greater than the average cost of deposits which amounted to 4.21%.
This greater dependence on borrowings to fund the earning asset base was a key factor responsible for the increased cost of funds even though the actual cost of the short-term borrowed funds and FHLB advances was three basis points lower in 1997. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to increase by 15 basis points from 4.66% in 1996 to 4.81% in 1997.
   It is recognized that interest rate risk does exist, particularly in a rising interest rate environment, from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company currently has outstanding a total of $165 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets.
(See further discussion under Note #21.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets. With an expected acceleration in prepayments in 1998 due to the current flatness of the yield curve, the Company will look to channel cashflow from the investment securities portfolio into the loan portfolio. If new loan opportunities do not occur or if the incremental spread on new investment security purchases is not at least 100 basis points over the short-term borrowed funds costs, then the Company will de-lever the balance sheet by paying off borrowings.

1996 NET INTEREST PERFORMANCE OVERVIEW...The Company's net interest income on a tax-equivalent basis increased by $5.1 million or 8.7% due to growth in earning assets and improved net interest margin performance. The 1996 net interest margin of 3.52% was seven basis points better than the 1995 net interest margin of 3.45% and reflects the benefits of reduced funding costs and loan growth. The total cost of funds decreased by 17 basis points as deposit and borrowing costs dropped by 15 and 55 basis points, respectively. Growth in higher yielding loans helped limit the decline in the earning asset yield to five basis points despite the lower interest rate environment which was experienced in 1996. Total loans outstanding averaged $858 million or 73.8% of total deposits in 1996 compared to an average of $824 million or 68.7% of total deposits in 1995.
This growth in loans along with greater balance sheet leveraging through the investment securities portfolio caused total average earning assets to be $111 million higher in 1996 compared to 1995.

COMPONENT CHANGES IN NET INTEREST INCOME: 1996 VERSUS
1995... Regarding the separate components of net interest income, the Company's total 1996 tax-equivalent interest income increased by $7.8 million or 5.9% when compared to 1995. This increase was due primarily to a $111 million or 6.5% increase in total average earning assets which caused interest income to rise by $7.2 million. This net increase in average earning assets reflects $84 million of growth in average investment securities and a $34 million increase in total average loans. The additional interest income generated from higher earning asset volumes was partially offset by a five basis point decline in the earning asset yield to 7.72%. Within the earning asset base, the yield on total investment securities declined by eight basis points to 6.85% due primarily to the lower interest rate environment experienced in 1996. Both the prime rate and fed funds rate were approximately 50 basis points lower in 1996 as compared to 1995.
   Despite the lower interest rate environment, the yield on the total loan portfolio decreased by only five basis points to 8.62%. A mix shift in the loan portfolio towards higher yielding commercial product had a favorable impact on the total loan portfolio yield. Total commercial and commercial mortgage loans comprised 43.1% of total loans at December 31, 1996, compared to 33.9% at December 31, 1995. Residential mortgage loans comprised 45.6% of total loans at December 31, 1996, compared to 50.3% at December 31,
1995. The higher commercial loan totals resulted from increased production from both small business (loans less than $250,000) and middle market lending. This improved new loan production was due primarily to more effective sales efforts which have included an intensive customer calling program and canvassing of small commercial businesses. During 1996, in its first full year of operation, the Company's small business loan center approved 688 applications for $40 million and closed 401 loans for $27 million with an average approval time of 48 hours. This enhanced commercial loan production also attests to the modest economic growth of the Western Pennsylvania market.
   The reduced dependence on residential mortgage loans as an earning asset reflects the Company's ongoing strategy to sell newly originated 30 year fixed-rate mortgage product. The decline in consumer loans from 15.8% of total loans at December 31, 1995, to 11.3% of total loans at December 31, 1996, was due entirely to net run-off experienced within the lower yielding indirect auto loan portfolio. This indirect auto loan run-off has more than offset improved production of higher yielding direct consumer loans from the Company's branch offices which for 1996 were $14 million or 40% greater than 1995.

   The Company's total interest expense for 1996 increased by $2.6 million, or 3.6%, when compared to 1995. This higher interest expense was caused by a $112 million increase in average interest bearing liabilities which caused interest expense to rise by $3.8 million. Within the liability mix, total borrowed funds increased by $153 million in order to fund greater balance sheet leverage and replace a $41 million outflow in interest bearing deposits. For 1996, the Company's total level of short-term borrowed funds and FHLB advances averaged
$600 million or 30.8% of total assets compared to an average of $449 million or 24.6% of total assets for 1995. Lower rates paid for both deposits and FHLB borrowings caused a favorable rate variance of $1.2 million which partially offset the increased interest expense resulting from the higher level of interest bearing liabilities. The cost of deposits decreased by 15 basis points to 4.12% as the Company was able to reprice all major deposit categories downward during 1996. Due to the lower interest rate environment and the favorable extension of $150 million of non-hedged
FHLB borrowings at a fixed rate of 5.0%, the Company's cost of borrowed funds averaged 5.59% for 1996 or 55 basis points lower than the 6.14% average cost for 1995. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to decrease by 17 basis points from 4.83% in 1995 to 4.66% in 1996.
   The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth
(i) average assets, liabilities and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately
34% is used to compute tax equivalent yields.

Year ended December 31                           1997                        1996                        1995
                                                 Interest                    Interest                    Interest
                                     Average     Income/   Yield/ Average    Income/   Yield/ Average    Income/   Yield/
                                     Balance     Expense   Rate   Balance    Expense   Rate   Balance    Expense   Rate
                                                                (In thousands, except percentages)
Interest earning assets:
   Loans, net of
      unearned income                $  960,673  $ 84,309  8.66%  $  857,921 $ 74,967  8.62%  $  823,807 $ 71,855  8.67%
   Deposits with banks                    3,792       190  4.97        2,746      132  4.74        5,477      280  5.84
   Federal funds sold
      and securities purchased
      under agreements to resell             36         2  5.20          667       36  5.35        2,715      165  5.94
Investment securities:
   Available for sale                   479,383    32,806  6.84      441,638   29,719  6.73      322,172   22,940  7.11
   Held to maturity                     568,534    40,065  7.05      502,335   34,963  6.96      538,028   36,726  6.82
   Total investment securities        1,047,917    72,871  6.94      943,973   64,682  6.85      860,200   59,666  6.93
Assets held in trust for
   collateralized mortgage
   obligation                             4,816       355  7.38        6,236      470  7.54        8,143      556  6.85
Total interest earning
   assets/interest income             2,017,234   157,727  7.78    1,811,543  140,287  7.72    1,700,342  132,522  7.77
Non-interest earning assets:
   Cash and due from banks               32,743                       35,547                      36,657
   Premises and equipment                17,952                       18,325                      19,052
   Other assets                          97,514                       96,164                      85,403
   Allowance for loan losses            (13,057)                     (14,322)                    (15,146)
TOTAL ASSETS                         $2,152,386                   $1,947,257                  $1,826,308

Interest bearing liabilities:
   Interest bearing deposits:
      Interest bearing demand        $   90,179 $   895   0.99%   $   81,233 $    953  1.17%  $   91,596 $  1,258  1.37%
      Savings                           185,959   3,140   1.69       209,054    3,525  1.69      229,423    4,302  1.88
      Money markets                     153,345   5,688   3.71       144,718    4,978  3.44      128,531    4,226  3.29
      Other time                        580,720  32,849   5.66       586,874   32,604  5.56      613,602   35,617  5.80
      Total interest bearing
          deposits                    1,010,203  42,572   4.21     1,021,879   42,060  4.12    1,063,152   45,403  4.27
Federal funds purchased,
   securities sold under
   agreements to repurchase,
   and other short-term
   borrowings                           156,499   8,183   5.23      146,593     7,594  5.18      135,784    7,053  5.17
Advances from Federal
   Home Loan Bank                       649,235  36,648   5.64      453,838    25,952  5.72      313,026   20,043  6.40
Collateralized mortgage
   obligation                             4,259     415   9.73        5,670       470  8.29        7,388      848  11.48
Long-term debt                            5,070     111   2.18        4,786       119  2.02        1,603      221  12.40
Total interest bearing
   liabilities/interest expense       1,825,266  87,929   4.81    1,632,766    76,195  4.66    1,520,953   73,568   4.83
Non-interest bearing liabilities:
   Demand deposits                      143,767                     140,574                      136,543
   Other liabilities                     26,722                      24,126                       25,534
Stockholders' equity                    156,631                     149,791                      143,278
TOTAL LIABILITIES
   AND STOCKHOLDERS'
   EQUITY                            $2,152,386                  $1,947,257                   $1,826,308
Interest rate spread                                      2.97                         3.06                         2.94
Net interest income/net
   interest margin                              69,798    3.43%                64,092 3.52%                58,954   3.45%
Tax-equivalent adjustment                       (2,939)                        (2,954)                     (2,807)
Net interest income                           $ 66,859                       $ 61,138                    $ 56,147

     The average balance and yield on taxable securities was $916 million and 6.94%, $797 million and 6.81%, and $723 million and 6.95% for 1997, 1996, and 1995, respectively. The average balance and tax-equivalent yield on tax-exempt securities was $132 million and 6.92%, $146 million and 7.06%, $137 million and 6.83%
for 1997, 1996, and 1995, respectively.
     Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The table below sets forth an analysis of volume and rate changes in net interest income on a tax-equivalent basis. For purposes of this table, changes in interest income and interest expense are allocated to volume and rate categories based upon the respective percentage changes in average balances and average rates. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

                                              1997 vs. 1996                   1996 vs. 1995
                                              Increase (decrease)             Increase (decrease)
                                              due to change in:               due to change in:
                                              Average   Average               Average     Average
                                              Volume    Rate      Total       Volume      Rate      Total
                                                                   (In thousands)
Interest earned on:
Loans, net of unearned income                 $  9,200  $    142  $ 9,342     $ 2,546     $    566  $ 3,112
Deposits with banks                                 56         2       58        (220)          72     (148)
Federal funds sold and securities purchased
   under agreements to resell                      (35)        1      (34)       (138)           9     (129)
Investment securities                            7,970       219    8,189       5,117         (101)   5,016
Assets held in trust for collateralized
   mortgage obligation                            (117)        2     (115)        (74)         (12)     (86)
Total interest income                           17,074       366   17,440       7,231          534    7,765
Interest paid on:
Interest bearing demand deposits                   (42)      (16)     (58)       (325)          20     (305)
Savings deposits                                  (390)        5     (385)       (819)          42     (777)
Money market                                       688        22      710         725           27      752
Other time deposits                                245         -      245      (3,023)          10   (3,013)
Federal funds purchased, securities sold
   under agreements to repurchase, and other
   short-term borrowings                           586         3      589         572          (31)     541
Advances from Federal Home Loan Bank            10,814      (118)  10,696       6,883         (974)   5,909
Collateralized mortgage obligation                 (35)      (20)     (55)       (433)          55     (378)
Long-term debt                                      13       (21)      (8)        228         (330)    (102)
Total interest expense                          11,879      (145)  11,734       3,808       (1,181)   2,627
Change in net interest income                 $  5,195  $    511  $ 5,706     $ 3,423      $ 1,715  $ 5,138

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

At December 31                                         1997      1996     1995
                                                (In thousands, except percentages)
Total loan delinquency (past due 30 to 89 days)        $19,890   $20,284   $14,324
Total non-accrual loans                                  6,450     6,365     7,517
Total non-performing assets<F1>                          8,858     8,671     9,426
Loan delinquency as a percentage of total loans
   and loans held for sale, net of unearned income        2.01%     2.16%     1.72%
Non-accrual loans as a percentage of total loans
   and loans held for sale, net of unearned income        0.65      0.68      0.90
Non-performing assets as a percentage of total loans
   and loans held for sale, net of unearned income,
   and other real estate owned                            0.89      0.92      1.13
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

     Between December 31, 1996, and December 31, 1997, there were only minimal changes in the total dollars outstanding of loan delinquency, non-accrual loans, and non-performing assets. Each of the ratios demonstrated modest improvement over this same period due to the increase in the size of the total loan portfolio.
Between December 31, 1995, and December 31, 1996, the ratio of delinquent loans to total loans increased from 1.72% to 2.16%. This increase was primarily attributable to greater delinquency in both commercial and residential mortgage loans in the 30-59 day past due category. Non-performing assets demonstrated a decline between 1995 and 1996 due largely to enhanced collection efforts on residential mortgage loans and the success of the Company's ongoing commercial loan workout programs.

ALLOWANCE AND PROVISION FOR LOAN LOSSES...The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended:

Year ended December 31                                1997      1996      1995        1994      1993
                                                       (In thousands, except ratios and percentages)
Balance at beginning of year:                         $  13,329 $  14,914 $ 15,590    $  15,260 $  13,752
Addition due to acquisitions                                  -         -        -        3,422         -
Reduction due to disposition of business line                 -         -     (342)           -         -
   Charge-offs:
      Commercial                                          1,040     1,705      576          352       383
      Real estate-mortgage                                  202       156      135          155       628
      Consumer                                            1,255       746      589          591       750
      Total charge-offs                                   2,497     2,607    1,300        1,098     1,761
   Recoveries:
      Commercial                                            529       527      183          199       338
      Real estate-mortgage                                  262       108       41          100        27
      Consumer                                              332       297      457          472       504
      Total recoveries                                    1,123       932      681          771       869
Net charge-offs                                           1,374     1,675      619          327       892
Provision for loan losses                                   158        90      285      (2,765)     2,400
Balance at end of year                                $  12,113 $  13,329 $ 14,914    $  15,590 $  15,260
Loans and loans held for sale, net of unearned income:
   Average for the year                               $ 960,673 $ 857,921 $ 823,807   $ 809,695 $ 708,690
   At December 31                                       989,575   939,726   834,634     868,004   727,186
As a percent of average loans and loans held for sale:
   Net charge-offs                                         0.14%     0.20%     0.08%       0.04%     0.13%
   Provision for loan losses                               0.02      0.01      0.03       (0.34)     0.34
   Allowance for loan losses                               1.26      1.55      1.81        1.93      2.15
Allowance as a percent of each of the following:
   Total loans and loans held for sale,
    net of unearned income                                 1.22      1.42      1.79        1.80      2.10
   Total delinquent loans (past due 30 to 89 days)        60.90     65.71    104.12      121.49    146.34
   Total non-accrual loans                               187.80    209.41    198.40      286.27    287.71
   Total non-performing assets                           136.75    153.72    158.22      197.32    234.84
Allowance as a multiple of net charge-offs                 8.82x     7.96x    24.09x      47.68x    17.11x
Total classified loans                                $  26,184 $  24,027 $  28,355   $  39,338 $  38,227
Dollar allocation of reserve to general risk              5,980     6,984     7,471       6,643     7,635
Percentage allocation of reserve to general risk          49.37%    52.40%    50.09%      42.61%    50.03%

     The Company recorded a provision for loan losses of $158,000 in 1997, $90,000 in 1996, and $285,000 in
1995. When expressed as a percentage of average loans, the provision averaged between 0.01% and 0.03% over this three year period. The Company's net charge-offs amounted to $1.4 million or 0.14% of average loans in 1997, $1.7 million or 0.20% in 1996, and $619,000 or
0.08% in 1995. The Company did experience heightened net charge-offs in the consumer loan portfolio in 1997 due to increased numbers of personal bankruptcies.
     The strength of the allowance for loan losses at each of the Company's banking subsidiaries supported continued low loan loss provision levels. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis. At December 31, 1997, the allowance for loan losses at each of the Company's banking subsidiaries was in compliance with the Company's policy of maintaining a general unallocated reserve of at least
20% of the systematically determined minimum reserve need. In total, the Company's general unallocated reserve was $6.0 million at December 31, 1997, or 49.4% of the allowance for loan losses. Additionally, the low loan loss provision level was also supported by relatively consistent levels of substandard and doubtful classified loans over the past three year period.

     The Company's allowance for loan losses at December 31, 1997, was 1.22% of total loans and 137% of non-performing assets. Both of these ratios declined from the December 31, 1996, levels of 1.42% and 154%, respectively, due to the decline in the reserve balance and growth in the loan portfolio. It is important to note that approximately $5.7 million or 65% of the Company's non-performing assets are residential mortgages which exhibit a historically low level of net-charge off. The Company expects to increase its loan loss provision level in 1998 due to continued loan growth and increased holdings of commercial and commercial real estate loans.
     USBANCORP management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline which was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

At December 31              1997                1996                1995                 1994                1993
                                      Percent of          Percent of           Percent of          Percent of          Percent of
                                      Loans in            Loans in             Loans in            Loans in            Loans in
                                      Each                Each                 Each                Each                Each
                                      Category            Category             Category            Category            Category
                            Amount    to Loans  Amount    to Loans  Amount     to Loans  Amount    to Loans  Amount    to Loans
                                                   (In thousands, except percentages)
Commercial                  $  1,020  14.4%     $  1,826  14.7%     $  2,127   12.3%     $  1,894  13.4%     $  1,637  13.6%
Commercial loans
  secured by real estate       2,543  30.6         2,796  28.4         3,286   21.5         5,278  19.3         4,073  17.2
Real estate-mortgage             414  45.9           472  45.6           345   50.2           339  48.8           279  46.3
Consumer                       1,506   9.1           959  11.3           600   16.0         1,436  18.5         1,636  22.9
Allocation to
  general risk                 5,980               6,984               7,471                6,643               7,635
Allocation for
  impaired loans                 650                 292               1,085                    -                   -
Total                        $12,113             $13,329             $14,914              $15,590             $15,260

     Even though real estate-mortgage loans comprise
45.9% of the Company's total loan portfolio, only
$414,000 or 3.4% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company s five year historical average of actual loan charge-offs experienced in that category. The higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the current economic environment, and the Company's historical loss experience in these categories. The higher allocation for consumer loans reflect recent increased credit card charge-offs due to personal bankruptcies. At December
31, 1997, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio.

NON-INTEREST INCOME...Non-interest income for 1997 totalled $20.2 million which represented a $1.5 million or 8.1% increase when compared to 1996. This increase was primarily due to the following items:

     a $314,000 or 8.5% increase in trust fees to $4.0 million in 1997. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business throughout western Pennsylvania. For the full year of 1997, the Trust Company's business development efforts have generated new trust assets amounting to $207 million which should generate annual fees approximating
$351,000.

     a $948,000 increase in gains realized on loans held for sale due to heightened residential mortgage origination and sales activity at the Company's mortgage banking subsidiaries. Total mortgage originations exceeded $253 million in 1997 compared to $205 million in 1996. The Company also generated
$153,000 in gains on sale of servicing rights in 1997 which is reflected in the above gain figure. It is the Company's ongoing strategy to sell newly originated fixed-rate residential mortgage loans excluding those loans retained for CRA purposes.

     a $286,000 or 5.7% increase in other income due in part to additional income resulting from ATM transaction charges, other mortgage banking processing fees, credit card charges, and premium income commissions from insurance sales.

     a $208,000 or 9.0% decrease in net mortgage servicing fee income to $2.1 million. This amount resulted from $3.9 million of mortgage servicing fees net of $1.8 million of amortization expense of the cost of purchased and originated mortgage servicing rights
("MSR"). The decline in earnings between 1997 and 1996 was due to increased amortization expense on the mortgage servicing rights as a result of faster mortgage prepayment speeds in 1997. Given the current flat shape of the yield curve and heightened mortgage refinancing activity, the Company expects these trends to continue into 1998. The following chart highlights some of the key information related to SMC's mortgage servicing portfolio:

At December 31                                      1997           1996
                       (In thousands, except percentages and prepayment data)
MSR portfolio balance                               $1,175,593     $992,839
Fair value of MSRs based upon
   discounted cash flow of servicing portfolio          15,657       14,596
Fair value as a percentage of MSR balance                 1.33%        1.36%
PSA prepayment speed                                       230          197
Weighted average portfolio interest rate                  7.79%        7.93%

A rollforward of the MSRs is as follows:
                                     (In thousands)
Balance as of December 31, 1996          $12,494
Acquisition of servicing rights            6,089
Sale of servicing rights                  (1,817)
Amortization of servicing rights          (1,806)
Balance as of December 31, 1997          $14,960

     Non-interest income for 1996 totalled $18.7 million which represented a $2.1 million, or 13.0%, increase when compared to 1995. This increase was primarily due to the following items:

     a $313,000 or 9.2% increase in trust fees to $3.7 million in 1996. This trust fee growth reflects increased assets under management as a result of successful business development efforts in the Company's southwestern Pennsylvania marketplace.

     a $1.1 million gain realized on the sale of loans held for sale in 1996 compared to a $124,000 loss realized on this same type of activity in 1995 (a net favorable shift of $1.2 million). The 1996 gain resulted from normal sales activity at the Company's mortgage banking subsidiary as SMC generated over $205 million of new loan originations in 1996. The 1995 loss resulted from the sale of $34 million of fixed-rate residential mortgage loans as part of a balance sheet repositioning strategy after the Johnstown Savings Bank acquisition.

     a $327,000 or 11.1% increase in deposit service charges to $3.3 million in 1996. This increase resulted primarily from fewer waivers of overdraft charges due to enhanced monitoring techniques and pricing increases on several demand deposit account related services.

     a $243,000 or 9.5% decrease in net mortgage servicing fee income to $2.3 million due to increased amortization expense of the cost of purchased and originated mortgage servicing rights as a result of faster mortgage prepayment speeds.

     an $836,000 increase in the net cash surrender value of a $32.5 million Bank Owned Life Insurance
Policy because the total balance of this asset was outstanding for the entire year of 1996 compared to only a portion of the year in 1995.

NON-INTEREST EXPENSE...Non-interest expense for 1997 totalled $54.1 million which represented a $1.6 million or 3.1% increase when compared to 1996. This increase was primarily due to the following items:

     a $2.7 million or 10.6% increase in salaries and employee benefits due to 12 additional full-time equivalent employees ("FTE"), merit pay increases and the reinstatement of salary rollbacks, higher profit sharing expense, and increased hospitalization premiums.

     a $2.4 million decrease in FDIC deposit insurance expense due to the non- recurrence of a $1.9 million special assessment and lower basic deposit premium costs on SAIF insured deposits.

     a $149,000 or 4.8% increase in equipment expense due to the purchase of additional personal computers and enhancements to local and wide area networks.

     a $949,000 or 12.5% increase in other expense due to higher telecommunication costs, advertising expense, employee training costs, and outside processing fees.

     Non-interest expense for 1996 totalled $52.5 million, which represented a $1.9 million, or 3.8%, increase when compared to 1995. This increase was primarily due to the following items:

     an $833,000 increase in FDIC deposit insurance expense due to a special assessment to recapitalize the SAIF in the third quarter of 1996. This Congressionally mandated special assessment amounted to $1.9 million on a pre-tax basis as a result of a charge of 65.7 cents per $100 of SAIF insured deposits held as of March 31, 1995. Beginning January 1, 1997, the annual rate the
Company paid on SAIF deposits dropped from 23 cents to
6.44 cents per $100 of deposits while the rate on Bank
Insurance Fund ("BIF") deposits increased from zero cents to 1.29 cents per $100 of deposits.

     a $178,000 or 0.7% increase in salaries and employee benefits to $25.5 million. This modest increase was due to higher pension and bonus costs which were partially offset by three fewer FTE on average and lower group insurance medical premiums as a result of a switch to a managed care program.

     a $200,000 increase in professional fees due to higher legal and other professional fees in 1996.

     a $663,000 increase in other expense due to theft loss and higher advertising expense, other real estate owned expense, telephone expense, and outside processing fees.

YEAR 2000...During 1997, the Company initiated a program to ensure that its computer systems and applications will be Year 2000 compliant. This program has included generating awareness of the Year 2000 issue throughout all subsidiaries of the Company, inventorying affected computer systems and applications, and developing a plan to modify or replace those systems and applications which are not Year 2000 compliant. The Company is requiring that external software providers demonstrate and represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. Additionally, the Company has partnered with a local high technology corporation to provide educational training sessions on the Year 2000 issue to its customer base. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and system enhancements in order to prepare the Company for the Year 2000. The Company currently estimates that the total cost to achieve Year 2000 compliance will range between $1.7 million and $2.2 million over the next two year period. Approximately 66% of this total cost represents incremental expenses to the Company while approximately 34% represents the internal cost of redeploying existing information technology resources to the Year 2000 issue. These expenditures are not expected to have a material impact on the Company's results of operation, liquidity, or capital resources.

NET OVERHEAD BURDEN...The Company's efficiency ratio
(non-interest expense divided by total revenue, which consists of tax-equivalent net interest income and non-interest income) showed continued improvement as it declined from 67.0% in 1995 to 63.4% in 1996 to 60.1%
in 1997. The increased revenue generated in each of the past two years was the key factor responsible for the improved efficiency ratio. The Company is well positioned to achieve its goal of reducing this ratio to below 60% on a sustained basis. Employee productivity ratios also continued to demonstrate improvement as total assets per employee averaged $2.8 million for 1997, an 8.7% increase over the $2.6 million average for 1996. Net income per employee also increased by $4,100 to $30,700 in 1997 compared to $26,600 in 1996.

INCOME TAX EXPENSE...The Company's provision for income taxes for 1997 was $9.3 million, reflecting an effective tax rate of 28.4%. The Company's income tax provision for 1996 was $7.2 million, reflecting an effective tax rate of 26.6%. The higher tax provision and effective rate in 1997 was due to the Company's increased pre-tax earnings combined with a relatively consistent level of tax-free income between years. The tax-free asset holdings consisted of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Between 1996 and 1995, the $1.2 million increase in income tax expense was due entirely to the higher level of pre-tax earnings because the Company benefitted from a reduction in its effective tax rate from 27.7% to 26.6%. This lower effective tax rate in 1996 was caused predominately by increased total tax-free asset holdings which were $13 million higher on average in 1996 as compared to 1995.

BALANCE SHEET...The Company's total consolidated assets were $2.239 billion at December 31, 1997, compared with $2.087 billion at December 31, 1996, which represents an increase of $152 million or 7.3% due to increased leveraging of the balance sheet. During 1997, total loans and loans held for sale increased by approximately $50 million due primarily to the previously mentioned growth in commercial and commercial mortgage loans. Consumer loans continued to decline due to net run-off experienced in the indirect auto loan portfolio as the Company has not actively pursued new loans in this low margin line of business.
Total investment securities increased by $110 million due to purchases of mortgage-backed securities. The
Company was more aggressive in increasing the size of the balance sheet with security purchases as the Company believes that opportunities to purchase new securities in 1998 will be limited due to the flattening of the yield curve which began late in the fourth quarter of 1997. Given the current economic environment and the Company's balance sheet structure, the Company does not anticipate much additional earning asset growth in 1998. Rather, the Company expects to gradually diversify the earning asset mix by channeling cash flow from the securities portfolio into the loan portfolio in 1998.
     Since total deposits were relatively constant between year-end 1997 and year-end 1996, the growth in the earning asset base was funded with borrowed money.
Total advances from the Federal Home Loan Bank increased by $149 million and were the primary source of the borrowings. These new FHLB borrowings have maturities ranging from 90 days to two years. The
Company is presently at its maximum internal policy limit of borrowed funds to total assets of 40%. Total equity increased by $6.3 million due to net income retained after dividend payments and treasury stock repurchases and a $2 million increase in the equity valuation allowance for available for sale securities.
Overall, the Company's asset leverage ratio dropped to 6.25% at December 31, 1997, from 6.51% at December 31,
1996.

INTEREST RATE SENSITIVITY...Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital.

The management and measurement of interest rate risk at USBANCORP is performed by using the following tools:
1) Simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all off balance sheet hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities. 2) Static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. For static GAP analysis, USBANCORP typically defines interest rate sensitive assets and liabilities as those that reprice within six months or one year. 3) Duration and market value sensitivity measures are also utilized when they can provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by senior management and the Company's Board of Directors on an ongoing basis.
     The following table presents a summary of the Company's static GAP positions at December 31, 1997:

                                                       Over         Over
                                                       3 Months     6 Months
                                          3 Months     Through      Through     Over
Interest Sensitivity Period               or Less      6 Months     1Year       1 Year    Total
                                           (In thousands, except ratios and percentages)
Rate sensitive assets:
Loans                                     $ 225,053    $  72,951    $ 128,207   $ 551,251 $  977,462
Investment securities and assets
   held in trust for collateralized
   mortgage obligation                      263,013      130,800      106,239     616,671  1,116,723
Short-term assets                               163            -            -           -        163
Other assets                                      -            -       33,979           -     33,979
   Total rate sensitive assets            $ 488,229    $ 203,751    $ 268,425  $1,167,922 $2,128,327
Rate sensitive liabilities:
Deposits:
   Non-interest bearing deposits          $       -    $       -    $       -  $  146,685 $  146,685
   NOW and Super NOW                              -            -            -      89,082     89,082
   Money market                             159,505            -            -           -    159,505
   Other savings                                  -            -            -     174,459    174,459
   Certificates of deposit of
     $100,000 or more                        26,117        5,481        2,309       3,744     37,651
   Other time deposits                      109,692       88,321      109,617     224,515    532,145
      Total deposits                        295,314       93,802      111,926     638,485  1,139,527
Borrowings                                  636,852          239      120,485     155,480    913,056
      Total rate sensitive liabilities    $ 932,166     $ 94,041    $ 232,411  $  793,965 $2,052,583
Off-balance sheet hedges                   (115,000)     (50,000)           -     165,000          -
Interest sensitivity GAP:
   Interval                                (328,937)     159,710       36,014     208,957
   Cumulative                             $(328,937)   $(169,227)   $(133,213) $   75,744  $  75,744
Period GAP ratio                              0.60x        4.63x        1.15x       1.22x
Cumulative GAP ratio                          0.60         0.80         0.88        1.04
Ratio of cumulative GAP to total assets     (14.69)%      (7.56)%      (5.95)%      3.38%

     When December 31, 1997, is compared to December 31, 1996, both the Company's six month and one year cumulative GAP ratios became less negative due to the impact of increased off-balance hedge transactions. As separately disclosed in the above table, these hedge transactions (described in detail in Note #21) reduced the negativity of the both the six month and one year
GAP by $165 million.
     A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts which comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, daily interest savings accounts, purpose clubs, etc. At December 31, 1997, the balance in these accounts totalled $423 million or 18.9% of total assets. Within the above static GAP table, approximately $160 million or 38% of these core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is reviewed annually for reasonableness. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements and generally assumes that up to a 200 basis point increase in rates will not necessitate a change in the cost of these accounts.
     There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset liability management policy seeks to limit net interest income variability over a twelve month period to plus or minus 7.5% and net income variability to plus or minus 15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve. Additionally, the Company also recently began using market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. Market value of portfolio equity sensitivity analysis captures the dynamic aspects of long-term interest rate risk across all time periods by incorporating the net present value of expected cash flows from the Company s assets and liabilities. No formal ALCO policy parameters have yet been established for changes in the variability of market value of portfolio equity.
     The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity (market value of assets, less market value of liabilities, adjusted for the market value of mortgage servicing rights and off-balance sheet hedging instruments). The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at December 31, 1997, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the December 31, 1997, levels. The Company's most likely rate scenario is based upon published economic consensus estimates which currently forecast a moderate decrease in interest rates over the next twelve month period. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

                          Variability Of                      Change In
     Interest Rate        Net Interest    Variability Of      Market Value Of
     Scenario             Income          Net Income          Portfolio Equity
     Base                 0%              0%                  0%
     Flat                 (1.10)          (2.10)              (1.50)
     200 bp increase      (6.20)          (12.00)             (25.00)
     200 bp decrease       3.10             6.00               18.20

     As indicated in the table, the maximum negative variability of USBANCORP's net interest income and net income over the next twelve month period was (6.2%) and a (12.0%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The noted variability under this forecast was within the Company's ALCO policy limits.
The variability of market value of portfolio equity was (25%) under this interest rate scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income and market value of portfolio equity in a rising interest rate environment.
Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.
     Within the investment portfolio at December 31, 1997, 52.1% of the portfolio is currently classified as available for sale and 47.9% as held to maturity. This compares to a portfolio composition breakdown of 45.5% available for sale and 54.5% held to maturity at December 31, 1996. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage
USBANCORP's long-term interest rate risk by continuing to sell newly originated fixed-rate mortgage loans.

LIQUIDITY...Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totalled $231 million at December 31, 1997, compared to $160 million at December 31, 1996. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities are other significant sources of asset liquidity for the Company.
     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At December 31, 1997, USBANCORP's subsidiaries had approximately $130 million of unused lines of credit available under informal arrangements with correspondent banks compared to $55 million at December 31, 1996. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates.

Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer term advances up to approximately 80% of their investment in assets secured by one- to four-family residential real estate. This would suggest a remaining current total available Federal Home Loan Bank aggregate borrowing capacity of approximately $246 million. Furthermore, USBANCORP had available at December 31, 1997, $9.4 million of a total $17.0 million unsecured line of credit.
     Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $6.2 million between December 31, 1997, and December 31, 1996, due primarily to $157.7 million of net cash used by investing activities. This more than offset $26.4 million of net cash provided by operating activities and $125.2 million of net cash provided by financing activities. Within investing activities, purchases of investment securities exceeded the cash proceeds from investment security maturities and sales by approximately $106.7 million due to increased leveraging of the balance sheet. Cash advanced for new loan fundings totalled $335.7 million and was approximately $47 million greater than the cash received from loan principal payments. Within financing activities, cash generated from the sale of new certificates of deposit exceeded the cash payments for maturing certificates of deposit by $11.4 million.
Demand and savings deposits experienced a net decrease of $10.6 million in 1997 which represented the third consecutive year that the Company has experienced modest run-off in this deposit category. Net principal borrowings of advances from the Federal Home Loan Bank provided $148.7 million of cash.

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

CAPITAL RESOURCES...As presented in Note #22, there was little change in each of the Company's regulatory capital ratios between December 31, 1997, and December
31, 1996. The Company targets an operating range of 6.25% to 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Strategies the Company uses to manage its capital ratios include common dividend payments, treasury stock repurchases, and earning asset growth.
In 1998, the Company expects to leverage its capital more through treasury stock repurchases and common dividend payments as the expectations for a relatively flat treasury yield curve will limit opportunities for additional earning asset growth through the investment securities portfolio.
     The Company used funds provided by dividend payments from its subsidiaries and a $17 million unsecured line of credit to repurchase 206,000 shares or $11.6 million of its common stock during 1997. Through December 31, 1997, the Company has repurchased a total of 867,000 shares of its common stock at a total cost of $31.2 million or $35.96 per share. The Company plans to continue its treasury stock repurchase program which currently permits a maximum total repurchase authorization of $45 million. The maximum price per share at which the Company can repurchase stock is 250% of book value. At December 31, 1997, the Company's common stock market price was $73.00 per share or 226% of the book value of $32.32 per share. This represented a 75% improvement from the December 31, 1996, common stock market price of $41.75 per share or 140% of book value.

     The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks are considered "well capitalized" under all applicable FDIC regulations. It is the Company s ongoing intent to prudently leverage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements. It is, however, the Company's intent to maintain the FDIC "well capitalized" classification for each of its subsidiaries to ensure the lowest deposit insurance premium and to maintain an asset leverage ratio of no less than 6.0%.
     The Company's declared common stock cash dividend per share was $1.60 for 1997 which was a 16.8% increase over the $1.37 per share dividend for 1996. The 1997 dividends include a special $0.25 per share dividend which was declared in December in order to provide further opportunity to the Company's shareholders to participate in the record success that the Company achieved in 1997. This represents the second consecutive year that a special dividend was declared.
Based upon the Company's total declared 1997 common dividends, the dividend yield on the Company's common stock was approximately 2.50%. This common dividend yield compares favorably to the Pennsylvania Bank
Holding Companies' yield of approximately 2.0%. For the full year 1997, $19.6 million or 84% of the Company's net income was distributed back to the shareholders through common dividends and treasury share repurchases. Similar performance was noted in 1996 when
$15.6 million or 78% of net income was distributed back to the Company s shareholders.

FORWARD-LOOKING STATEMENT...This annual report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.
     Such factors include the following: (i) the effect of changing regional and national economic conditions;
(ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities;
(iv) changes in federal and state banking regulations;
(v) the presence in the Company's market area of competitors with greater financial resources than the Company and; (vi) other external developments which could materially impact the Company's operational and financial performance.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended     December 31, 1997
or
  Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from     to

Commission File Number   0-11204
USBANCORP, Inc.
(Exact name of registrant as specified in its charter)
Pennsylvania                         25-1424278
(State or other jurisdiction
of incorporation or
organization)                  (I.R.S. Employer Identification No.)

Main & Franklin Streets, P.O. Box 430, Johnstown,
Pennsylvania 15907-0430
(Address of principal executive offices) (Zip Code)
Registrant s telephone number, including area code
(814) 533-5300

Securities registered pursuant to Section 12(b) of the
Act:
Title of each class Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the
Act:
Common Stock, $2.50 Par Value
(Title of class)
Share Purchase Rights
(Title of class)
Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the registrant was required to file such reports) and
(2) has been subject to such filing requirements for
the past 90 days.   X Yes    No
State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $347,248,788.00 as of January 31, 1998.

Note - If a determination as to whether a particular
person or entity is an affiliate cannot be made without
involving unreasonable effort and expense, the
aggregate market value of the common stock held by
non-affiliates may be calculated on the basis of
assumptions reasonable under the circumstances,
provided that the assumptions are set forth in this
Form.
Applicable only to registrants involved in bankruptcy
proceedings during the preceding five years: Indicate
by check mark whether the registrant has filed all
documents and reports required to be filed by Sections
12, 13, or 15(d) of the Securities Exchange Act of 1934
subsequent to the distribution of securities under a
plan confirmed by a court.     Yes    No
(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant s classes of common stock, as of the latest practicable date. 4,890,828 shares were outstanding as of January 31, 1998.
Documents incorporated by reference. List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended
December 24, 1980).
Portions of the annual shareholders report for the year ended December 31, 1997, are incorporated by reference into Parts I and II.
Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference in
Part III.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Exhibit Index is located on page 73.

FORM 10-K INDEX
PART I
Item 1.   Business                                              68
Item 2.   Properties                                            78
Item 3.   Legal Proceedings                                     78
Item 4.   Submission of Matters to a Vote of Security Holders   78
PART II
Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters                         78
Item 6.   Selected Consolidated Financial Data                  78
Item 7.   Management s Discussion and Analysis of
            Consolidated Financial Condition and Results of
            Operations                                          78
Item 7A.  Quantitative and Qualitative Disclosures
            about Market Risk                                   79
Item 8.   Consolidated Financial Statements and
            Supplementary Data                                  79
Item 9.   Changes In and Disagreements With Accountants
            On Accounting and Financial Disclosure              79
PART III
Item 10.  Directors and Executive Officers of the Registrant    79
Item 11.  Executive Compensation                                79
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                               79
Item 13.  Certain Relationships and Related Transactions        79
PART IV
Item 14.  Exhibits, Consolidated Financial Statement
            Schedules, and Reports on Form 8-K                  79
          Signatures                                            83

PART I
ITEM 1. BUSINESS
General
USBANCORP, Inc. (the "Company") is a registered bank holding company organized under the Pennsylvania
Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended (the
"BHCA.") The Company became a holding company upon acquiring all of the outstanding shares of United
States National Bank in Johnstown ("U.S. Bank") on
January 5, 1983. The Company also acquired all of the outstanding shares of Three Rivers Bank and Trust
Company ("Three Rivers Bank") in June 1984, McKeesport
National Bank ("McKeesport Bank") in December 1985
(which was subsequently merged into Three Rivers Bank), Community Bancorp, Inc. in March 1992 (which was also subsequently merged into Three Rivers Bank in July
1997), and Johnstown Savings Bank ("JSB") in June 1994
(which was immediately merged into U.S. Bank).
Immediately following the acquisition of JSB, U.S. Bank caused the intracompany transfer by Standard Mortgage
Corporation of Georgia, a wholly-owned subsidiary of JSB, of all its assets, subject to all of its liabilities, to SMC Acquisition Corporation, an indirect subsidiary of Community. SMC Acquisition
Corporation was renamed Standard Mortgage Corporation of Georgia and is a mortgage banking company organized under the laws of the State of Georgia that originates, sells, and services residential mortgage loans. In addition, the Company formed United Bancorp Life
Insurance Company ("United Life") in October 1987,
USBANCORP Trust Company (the "Trust Company") in
October 1992, and UBAN Associates, Inc. ("UBAN
Associates"), in January 1997. UBAN Associates is a registered investment advisory firm that administers investment portfolios, offers operational support systems and provides asset and liability management services to small and mid-sized community banks. The
Company's principal activities consist of owning and operating its five wholly-owned subsidiary entities. At
December 31, 1997, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $2.24 billion, $1.14 billion and $158 million, respectively.
     The Company and the subsidiary entities derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, credit policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning. The Company, as a bank holding company, is regulated under the BHCA, and is supervised by the Board of Governors of the Federal
Reserve System (the "Board").

USBANCORP Banking Subsidiaries:

U.S. Bank
U.S. Bank is a national banking association organized
under the laws of the United States. Through 20
locations in Cambria, Clearfield, Somerset, and
Westmoreland Counties, Pennsylvania, U.S. Bank conducts
a general banking business. It is a full-service bank
offering (i) retail banking services, such as demand,
savings and time deposits, money market accounts,
secured and unsecured loans, mortgage loans, safe
deposit boxes, holiday club accounts, collection
services, money orders, and traveler's checks; (ii)
lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short-
and medium-term loans, revolving credit arrangements,
lines of credit, inventory and accounts receivable
financing, commercial equipment lease financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services; and (iii) credit
card operations through MasterCard and VISA. U.S. Bank
also operates 24 automated bank teller machines
("ATM"s) through its 24-Hour Banking Network which is
linked with MAC , a regional ATM network and CIRRUS, a national ATM network. Additionally, USNB Financial
Services Corporation, a wholly owned subsidiary of U.S.
Bank, was formed on May 23, 1997. USNB Financial
Services Corporation engages in the sale of annuities,
mutual funds, and insurance.
     U.S. Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In
addition, the loan portfolio is also diversified so
that one industry or group of related industries does
not comprise a material portion of the loan portfolio.
     U.S. Bank's business is not seasonal nor does it have
any risks attendant to foreign sources.
     Since U.S. Bank is federally chartered, it is subject
to primary supervision of the Office of the Comptroller
of the Currency. U.S. Bank is also subject to the
regulations of the Board of Governors of the Federal
Reserve Bank and the Federal Deposit Insurance
Corporation.
     The following is a summary of key data (dollars in thousands) and ratios at December 31, 1997:
 Headquarters                                     Johnstown, PA
 Chartered                                        1933
 Total Assets                                     $1,247,845
     (55.7% of the Company's total)
 Total Investment Securities                      $  666,020
     (59.9% of Company s total)
 Total Loans (net of unearned income)             $  501,214
     (50.6% of the Company's total)
 Total Deposits                                   $  613,666
     (53.9% of the Company's total)
 Total Net Income                                 $   13,263
     (56.4% of the Company's total)
 Asset Leverage Ratio                                   6.74%
 1997 Return on Average Assets                          1.08%
 1997 Return on Average Equity                         13.02%
 Total Full-time Equivalent Employees                    376
     (49.2% of the Company's total)
 Number of Offices                                        20
     (46.5% of the Company's total)

Three Rivers Bank
Three Rivers Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended (the
"Pennsylvania Banking Code"). Through 23 locations in
Allegheny and Washington Counties, Pennsylvania, Three
Rivers Bank conducts a general retail banking business
consisting of granting commercial, consumer,
construction, mortgage and student loans, and offering
checking, interest bearing demand, savings and time
deposit services. It also operates 23 ATMs that are
affiliated with MAC, a regional ATM network, and Plus
System, a national ATM network. Three Rivers Bank also
offers wholesale banking services to other banks,
merchants, governmental units, and other large
commercial accounts. Such services include balancing
services, lock box accounts, and providing coin and
currency. Three Rivers Bank also has two wholly owned
mortgage banking subsidiaries - Standard Mortgage
Corporation and UBAN Mortgage Company. Standard
Mortgage Corporation, based in Atlanta, Georgia, is a
mortgage banking company that originates, sells, and
services residential mortgage loans. UBAN Mortgage
Company was formed in January 1997 for the purpose of
originating and selling mortgage loans primarily in
Western Pennsylvania. Additionally, TRB Financial
Services Corporation, a wholly owned subsidiary of
Three Rivers Bank was formed on August 5, 1997. TRB
Financial Services Corporation engages in the sale of
annuities and mutual funds.
     Three Rivers Bank's deposit base is such that loss of
one depositor or a related group of depositors would
not have a materially adverse effect on its business.
In addition, the loan portfolio is also diversified so
that one industry or group of related industries does
not comprise a material portion of the loan portfolio.
Three Rivers Bank's business is not seasonal nor does
it have any risks attendant to foreign sources.
     As a state chartered, federally-insured bank and trust company which is not a member of the Federal Reserve
System, Three Rivers Bank is subject to supervision and
regular examination by the Pennsylvania Department of
Banking and the Federal Deposit Insurance Corporation.
Various federal and state laws and regulations govern
many aspects of its banking operations.
     The following is a summary of key data (dollars in thousands) and ratios at December 31, 1997:
 Headquarters                                      McKeesport, PA
 Chartered                                         1965
 Total Assets                                      $ 986,376
     (44.1% of the Company's total)
 Total Investment Securities                       $ 442,533
     (39.8% of Company's total)
 Total Loans (net of unearned income)              $ 488,361
     (49.4% of the Company's total)
 Total Deposits                                    $ 525,861
     (46.1% of the Company's total)
 Total Net Income                                  $  11,405
     (48.5% of the Company's total)
 Asset Leverage Ratio                                   6.21%
 1997 Return on Average Assets                          1.24%
 1997 Return on Average Equity                         18.86%
 Total Full-time Equivalent Employees                    336
     (43.9% of the Company's total)
 Number of Offices                                        23
     (53.5% of the Company's total)

USBANCORP Non-Banking Subsidiaries:

United Life
United Life is a captive insurance company organized under the laws of the State of Arizona. United Life engages in underwriting as reinsurer of credit life and disability insurance within the Company's six county market area. Operations of United Life are conducted in each office of the Company's banking subsidiaries.
United Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance
Department of the Commonwealth of Pennsylvania, and the Board of Governors of the Federal Reserve Bank. At
December 31, 1997, United Life had total assets of $1.8 million and total shareholder's equity of $969,000.

USBANCORP Trust Company
USBANCORP Trust Company is a trust company organized under Pennsylvania law in October 1992. USBANCORP Trust
Company was formed to consolidate the trust functions of U.S. Bank and Three Rivers Bank and to increase market presence. As a result of this formation, the Trust Company now offers a complete range of trust services through each of the Company s subsidiary banks. At December 31, 1997, USBANCORP Trust Company had $1.12 billion in assets under management which included both discretionary and non-discretionary assets.

Executive Officers
Information relative to current executive officers of the Company or its subsidiaries is listed in the following table:

Name                     Age   Office with USBANCORP, Inc. and/or Subsidiary
Terry K. Dunkle          56    Chairman, President & Chief Executive Officer
                               of USBANCORP, Inc., and Chairman of U.S. Bank,
                               Three Rivers Bank, and USBANCORP Trust Company

Orlando B. Hanselman     38    Executive Vice President of USBANCORP, Inc.,
                               and President & Chief Executive Officer of
                               U.S. Bank

W. Harrison Vail         57    President & Chief Executive Officer of Three
                               Rivers Bank

Ronald W. Virag, CFTA    52    President & Chief Executive Officer, USBANCORP
                               Trust Company

Kevin J. O Neil          60    President & Chief Executive Officer, Standard
                               Mortgage Corporation of Georgia

Mr. Dunkle succeeded Clifford A. Barton in February
1994, as Chairman, President and Chief Executive
Officer of USBANCORP. In April 1988, Mr. Dunkle was appointed as President and Chief Executive Officer of U.S. Bank and Executive Vice President and Secretary of
USBANCORP. Mr. Dunkle served the five previous years as Executive Vice President of Commonwealth National Bank in Harrisburg, Pennsylvania. Mr. Hanselman joined U.S.
Bank in January 1987 as Vice President and Chief
Financial Officer and was appointed Executive Vice
President in February 1994. In May 1995, Mr. Hanselman was awarded the expanded responsibility of President and Chief Executive Officer of U.S. Bank. Mr. Vail has been President and Chief Executive Officer of Three
Rivers Bank since January 1985. Mr. Virag was appointed as President and Chief Executive Officer of USBANCORP
Trust Company in November 1994. Prior to joining the
Trust Company, Mr. Virag served as Senior Vice
President and head of trust group for Bank One in Charleston, West Virginia. Mr. O'Neil is President and
Chief Executive Officer of Standard Mortgage
Corporation of Georgia, a wholly-owned mortgage banking subsidiary of Three Rivers Bank. Mr. O'Neil joined the
Company through the acquisition of JSB, and has 28 years of mortgage banking experience.

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

Competition
The subsidiary entities face strong competition from other commercial banks, savings banks, savings and loan associations, and several other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions, such as Mellon Bank Corporation and PNC
Financial Corporation, which are substantially larger and have greater financial resources than the subsidiary entities.
     As the financial services industry continues to consolidate, the scope of potential competition affecting the subsidiary entities will also increase.
For most of the services that the subsidiary entities perform, there is also competition from credit unions and issuers of commercial paper and money market funds.
Such institutions, as well as brokerage houses, consumer finance companies, insurance companies, and pension trusts, are important competitors for various types of financial services. In addition, personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals.

Market Area
The Company, headquartered in Johnstown, Pennsylvania, operates through 43 branch offices in six southwestern
Pennsylvania counties with a combined population of approximately 2.2 million: Allegheny, Cambria,
Clearfield, Somerset, Washington, and Westmoreland. The
Company s U.S. Bank subsidiary has 20 offices and a $1.2 billion asset presence primarily in the Greater
Johnstown marketplace. Three Rivers Bank has 23 offices and a $987 million asset presence primarily in the suburban Pittsburgh marketplace.

     The U.S. Economy remains strong, with the fourth quarter suggesting the momentum will continue into 1998. Inflation remains very low. The Consumer Price
Index rose only 1.7% in 1997, the lowest increase since
1965. This occurred despite the fact that the unemployment rate was the lowest in over 24 years.
     Inflation remains low despite tight labor markets.
Nationally, the unemployment rate is beginning to create difficulties for employers who now describe the ability to find skilled labor as their biggest economic problem. This tightness is beginning to be reflected in wages. Average hourly earnings rose 3.7% last year
(December over December), up from 2.7% in 1994. Overall nationally, 3.2 million jobs were added in 1997, compared with 2.5 million in 1996.
     The unemployment rates for Pennsylvania and the suburban Pittsburgh region move in tandem and are more comparable to the National rate, but at a slower pace.
The seasonally adjusted unemployment rate in Pennsylvania at December 1997 was 4.8% compared with the seasonally adjusted December 1996 rate of 4.9%.
Unemployment in Greater Johnstown is higher than suburban Pittsburgh, Pennsylvania, and the Nation, and is also subject to a greater level of volatility. The seasonally adjusted unemployment rate for Greater
Johnstown for December 1997 was 7.2% compared with 7.1% for December 1996. Greater Johnstown continues its economic transition from a reliance on heavy industry to a more diversified economy including more light manufacturing, technological, and service related businesses.
     The Greater Pittsburgh region, where Three Rivers Bank operates, correlates closely with the national economy.
The seasonally adjusted unemployment rate for December
1997 was 4.7% compared with 4.5% for December 1996. The
Pittsburgh economy is generally well diversified. The
Company believes that the state and regional economics will continue this diversification throughout 1998 and remain in a slow positive expansion period.
Consequently, the Company's marketplace should continue to display modest growth.

Employees
The Company employed approximately 873 persons as of December 31, 1997, in full- and part-time positions.
Approximately 249 non-supervisory employees of U.S.
Bank are represented by the United Steelworkers of America, AFL-CIO-CLC, Local Union 8204. U.S. Bank and such employees are parties to a labor contract pursuant to which employees have agreed not to engage in any work stoppage during the term of the contract which will expire on October 15, 1999. U.S. Bank has not experienced a work stoppage since 1979. The Company successfully negotiated a four-year collective bargaining agreement with the local union which took effect October 16, 1995.

Commitments and Lines of Credit
The Company's banking subsidiaries are obligated under commercial, standby, and trade-related irrevocable letters of credit aggregating $10.7 million at December
31, 1997. In addition, the subsidiary banks have issued lines of credit to customers generally for periods of up to one year. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 1997, the Company's banking subsidiaries had unused loan commitments of approximately $214.3 million.

Statistical Disclosures for Bank Holding Companies
Certain information regarding statistical disclosure for bank holding companies pursuant to Guide 3 is provided in the 1997 Annual Report to Shareholders and such pages are incorporated herein by reference. The remaining Guide 3 information is included in this Form
10-K as listed below:
     I.   Distribution of Assets, Liabilities, and
          Stockholders' Equity; Interest Rates and Interest
          Differential Information.
          This section is presented on pages 52, 53, 60, 61, and 63.
     II.  Investment Portfolio
          Information required by this section is
          presented on pages 22, 23, 74, and 75.
     III. Loan Portfolio
          Information required by this section appears on pages 24, 25, 76, and 77.
     IV.  Summary of Loan Loss Experience
          Information required by this section is
          presented on pages 24, 55, and 56.
     V.   Deposits
          Information required by this section follows on pages 26, 77, and 78.
     VI.  Return on Equity and Assets
          Information required by this section is
          presented on page 45.
     VII. Short-Term Borrowings
          Information required by this section is
          presented on page 26.

Investment Portfolio
The Company uses Statement of Financial Accounting
Standards ("SFAS") #115, "Accounting for Certain
Investments in Debt and Equity Securities," to account for investments. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair value. At
December 31, 1997, approximately 48% of the portfolio was categorized as held to maturity and 52% as available for sale.

The following table sets forth the book and market value of USBANCORP's investment portfolio as of the periods indicated:

Investment Securities Available for Sale at December 31
                                    1997        1996       1995
                                          (In thousands)
Book Value:
     U.S. Treasury                  $    2,496  $  10,934  $  22,431
     U.S. Agency                         1,769      4,224     12,408
     State and municipal                13,516     21,772     58,698
     Mortgage-backed securities        516,476    382,384    296,669
     Other securities                   42,370     35,880     30,869
Total book value
     of investment securities
     available for sale               $576,627   $455,194   $421,075
Total market value
     of investment securities
     available for sale               $580,115   $455,890   $427,112

Investment Securities Held to Maturity at December 31
                                      1997       1996       1995
                                            (In thousands)
Book Value:
     U.S. Treasury                    $  16,320  $  10,198  $      796
     U.S. Agency                         17,512     27,468      31,512
     State and municipal                114,733    110,287      97,900
     Mortgage-backed securities         380,825    395,199     330,312
     Other securities                     2,951      3,166       3,431
Total book value
     of investment securities
     held to maturity                  $532,341   $546,318   $463,951
Total market value
     of investment securities
     held to maturity                  $541,093   $549,427   $471,191

     The total securities portfolio increased by approximately $110 million between December 31, 1996, and December 31, 1997, and by $111 million between year end 1995 and year-end 1996. This growth in both years resulted from increased balance sheet leveraging in an effort to improve return on equity performance. The securities portfolio growth occurred primarily in mortgage-backed securities as the management of the cash flow from these securities provides a significant source of liquidity to the Company. Adjustable-rate securities were also purchased to increase the repricing sensitivity of the Company's earning assets as part of ongoing asset/liability management strategies.
     At December 31, 1997, investment securities having a book value of $337.8 million were pledged as collateral for public funds and other purposes as required by law.
     The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders equity at December 31, 1997.
     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain minor exceptions, prohibits the purchase of any investment security below a Moody's Investor Service or Standard & Poor's rating of "A." At December 31, 1997,
98.8% of the portfolio was rated "AAA" compared to 98.7% at December 31, 1996. Less than 1.0% was rated below "A" or unrated at December 31, 1997.

Loan Portfolio
The following table sets forth the Company's loans by major category as of the dates set forth below:

At December 31              1997      1996      1995      1994      1993
                                         (In thousands)
Commercial                  $ 143,113 $ 138,008 $ 103,546 $ 116,702 $  99,321
Commercial loans
  secured by real estate      302,620   266,700   179,793   168,238   126,044
Real estate-mortgage<F1>      440,734   414,003   414,967   407,177   338,778
Consumer                       95,272   111,025   133,820   161,642   167,883
   Loans                      981,739   929,736   832,126   853,759   732,026
      Less: Unearned income     5,327     4,819     2,716     3,832     5,894
   Loans, net of
    unearned income         $ 976,412 $ 924,917 $ 829,410 $ 849,927 $ 726,132

<F1> At December 31, 1997, and 1996, real
estate-construction loans constituted 2.3% and 1.9% of the Company's total loans, net of unearned income, respectively.

     Total loans, net of unearned income, increased by $51.5 million, or 5.6%, between December 31, 1996, and December 31, 1997. This growth occurred in commercial mortgage loans which increased by $35.9 million, or 13.5%, and real estate-mortgage loans which grew by $26.7 million, or 6.5%. The higher loan totals in the commercial categories resulted from increased production from both middle market and small business lending (loans less than $250,000). This improved new loan production was due primarily to more effective sales efforts which have included an intensive customer calling program and canvassing of small commercial businesses. Expansion of the Company's commercial lending into the State College market was also a contributing factor to the loan growth in 1997.
     The Company experienced strong retail demand in both residential mortgages and home equity loans in 1997 which was a key factor contributing to the 6.5% growth rate. The formation of UBAN Mortgage Company at Three
Rivers Bank and the opening of a U.S. Bank loan production office in Westmoreland County were other factors contributing to the increased residential mortgage loan growth in 1997.
     Total residential mortgage loans were relatively flat between 1996 and 1995 as growth in adjustable-rate mortgage loans was more than offset by principal amortization in the existing fixed-rate mortgage loan portfolio. The Company is also selling all new fixed-rate mortgage product to assist in asset/liability positioning and to reduce the Company's overall dependence on residential mortgage loans. Total consumer loans declined by $15.8 million or 14.2% in 1997 and $22.8 million, or 17.0% in 1996, due to continued net run-off in the indirect auto loan portfolio. This indirect auto loan run-off has more than offset improved production of higher yielding direct consumer loans from the Company's branch offices over the past two years.
     The amount of loans outstanding by category as of December 31, 1997, which are due in (i) one year or less, (ii) more than one year through five years, and
(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                           More Than
                                           One Year
                            One Year       Through        Over        Total
                            or Less        Five Years     Five Years  Loans
                                          (Dollars in thousands)
Commercial                  $  24,371      $  67,397      $  51,345   $143,113
Commercial loans secured
  by real estate               22,973        118,910        160,737    302,620
Real estate-mortgage           34,234         54,281        352,219    440,734
Consumer                       17,455         62,230         15,587     95,272
Total                       $  99,033       $302,818       $579,888   $981,739

Loans with fixed-rate       $  39,982       $217,014       $396,060   $653,056
Loans with floating-rate       59,051         85,804        183,828    328,683
Total                       $  99,033       $302,818       $579,888   $981,739

Percent composition
  of maturity                    10.1%          30.8%          59.1%     100.0%

Fixed-rate loans as a percentage of total loans                           66.5%
Floating-rate loans as a percentage of total loans                        33.5%

     The loan maturity information is based upon original
loan terms and is not adjusted for principal paydowns
and "rollovers." In the ordinary course of business,
loans maturing within one year may be renewed, in whole
or in part, as to principal amount at interest rates
prevailing at the date of renewal.
     At December 31, 1997, 66.5% of total loans were
fixed-rate compared to 64.1% at December 31, 1996. The
increase in the fixed-rate percentage between years
reflects customer preference for fixed-rate loans in
this overall low interest rate environment. Also, a
good portion of the commercial real estate loan growth
has occurred in the five year fixed-rate area. For
additional information regarding interest rate
sensitivity, see "Management s Discussion and Analysis
of Consolidated Financial Condition and Results of
Operations   Interest Rate Sensitivity."

Deposits
The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three calendar years:

                         1997                1996               1995
                         Amount       Rate   Amount       Rate  Amount       Rate
                                  (In thousands, except rates)
Demand -
   non-interest bearing  $   143,767    -%   $   140,574    -%  $    136,543  -%
Demand - interest bearing     90,179  0.99        81,233  1.17        91,596  1.37
Savings                      185,959  1.69       209,054  1.69       229,423  1.88
Money markets                153,345  3.71       144,718  3.44       128,531  3.29
Other time                   580,720  5.66       586,874  5.56       613,602  5.80
Total deposits            $1,153,970  4.21%  $ 1,162,453  4.12%  $ 1,199,695  4.27%

     The Company's average deposits decreased by $8.5 million or 0.7% in 1997 and $37.2 million or 3.1% in 1996. This drop in deposits reflects management s application of a consistent pricing strategy which emphasizes profitable net interest margin management rather than increased deposit size. Customer movement toward mutual funds due to the strong returns offered by these products in a rising stock market also contributed to the deposit decline. The drop in deposits occurred primarily in savings accounts and certificates of deposit. The growth in demand deposits reflects the success of new business generated in conjunction with the increased commercial lending activity.

The following table indicates the maturities and amounts of certificates of deposit issued in denominations of $100,000 or more as of December 31, 1997:

Maturing in:
                                 (In thousands)
Three months or less                 $26,117
Over three through six months          5,481
Over six through twelve months         2,309
Over twelve months                     3,744
Total                                $37,651

ITEM 2. PROPERTIES
The principal offices of the Company and U.S. Bank occupy a five-story building at the corner of Main and Franklin Streets in Johnstown plus several floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 33 other locations which are owned in fee. Fourteen additional locations are leased with terms expiring from March 31, 1998, to April 1, 2005.

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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED STOCKHOLDER MATTERS
Information relating to the Company's Common Stock is presented on pages 32 and 44. As of January 31, 1998, the Company had 5,471 shareholders of its Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
Information required by this section is presented on page 45.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Information required by this section is presented on pages 47 to 65.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
For information regarding the market risk of the Company's financial instruments, see "Interest Rate
Sensitivity" in the MD&A presented on pages 60 to 63.
The Company's principal market risk exposure is to interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA
Information required by this section is presented on pages 13 to 39.

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

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K

Consolidated Financial Statements Filed:
The consolidated financial statements listed below are from the 1997 Annual Report to Shareholders and Part II
Item 8. Page references are to said Annual Report.

Consolidated Financial Statements:
USBANCORP, Inc. and Subsidiaries
   Consolidated Balance Sheet,                                     13
   Consolidated Statement of Income,                               14
   Consolidated Statement of Changes in Stockholders'Equity,       15
   Consolidated Statement of Cash Flows,                           16
   Notes to Consolidated Financial Statements,                     19
   Statement of Management Responsibility,                         40
   Report of Independent Public Accountants,                       41

Consolidated Financial Statement Schedules:
These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

Reports on Form 8-K:
There were no reports on Form 8-K for the quarter ended
December 31, 1997.

Exhibits:
The exhibits listed below are filed herewith or to other filings.

Exhibit                                 Prior Filing or Exhibit
Number    Description                   Page Number Herein
3.1       Articles of Incorporation,
          as amended on
          February 24, 1995.            Exhibit III, Part II to Form S-14
                                          File No. 2-79639
                                        Exhibit 4.2 to Form S-2
                                          File No. 33-685
                                        Exhibit 4.3 to Form S-2
                                          File No. 33-685
                                        Exhibit 4.1 to Form S-3
                                          File No. 33-56604
3.2       Bylaws, as amended and
          restated on February 24,1995. Exhibit IV, Part II to Form S-14
                                          File No. 2-79639
                                        Exhibit 3.2
4.1       Rights Agreement, dated as
          of February 24, 1995,
          between                       Exhibit 1 to Form 8-A
          USBANCORP, Inc. and
          USBANCORP Trust Company, as
          Rights Agent.                   Dated March 1, 1995
10.2      Agreement, dated
          June 22, 1994, between
          USBANCORP,Inc.                Exhibit 10.2 to 1994 Form 10-K
          and Terry K. Dunkle.            Filed March 22, 1995
10.3      Agreement, dated
          October 25, 1994, between
          USBANCORP, Inc,               Exhibit 10.3 to 1994 Form 10-K
          and W. Harrison Vail.           Filed March 22,1995
10.6      Loan Agreement, dated
          December 19, 1997, between    Exhibit 10.6 to 1997 Form 10-K
          USBANCORP, Inc. and PNCBANK.    Filed March 23, 1998
10.7      Agreement, dated
          October 25, 1994, between
          USBANCORP, Inc.               Exhibit 10.7 to 1994 Form 10-K
          and Orlando B. Hanselman.       Filed March 22, 1995
10.8      1991 Stock Option Plan,
          dated August 23, 1991, as
          amended                       Exhibit 10.8 to 1994 Form 10-K
          and restated on
          February 24, 1995.            Filed March 22, 1995
10.9      Agreement, dated
          December 1, 1994, between
          USBANCORP, Inc.               Exhibit 10.9 to 1994 Form 10-K
          and Ronald W. Virag.            Filed March 22, 1995
10.10     Agreement, dated
          July 15, 1994, between
          USBANCORP, Inc.               Exhibit 10.10 to 1994 Form 10-K
          and Kevin J. O Neil.            Filed March 22, 1995
10.11     Collective Bargaining
          Agreement, dated
          October 16, 1995,             Exhibit 10.1 to Form 8-K/A
          between United States
          National Bank in Johnstown
          and Steel                       Dated March 1, 1996
          Workers of America,
          AFL-CIO-CLC Local Union 8204.

13        1997 Annual Report to Shareholders.     Page 1
22        Subsidiaries of the Registrant.         Below
24.1      Consent of Arthur Andersen LLP

EXHIBIT A
(22) Subsidiaries of the Registrant
                                             Percent         Jurisdiction
Name                                         of Ownership    of Organization

United States National Bank in Johnstown     100%            United States
Main and Franklin Streets                                    of America
P.O. Box 520
Johnstown, PA 15907

Three Rivers Bank and Trust Company          100%            Commonwealth of
633 State Route 51, South                                    Pennsylvania
Jefferson Borough
P.O. Box 10915
Pittsburgh, PA 15236

United Bancorp Life Insurance Company        100%            State of Arizona
1421 East Thomas Road
Phoenix, AZ 85014

USBANCORP Trust Company                      100%            Commonwealth of
Main and Franklin Streets                                    Pennsylvania
P.O. Box 520
Johnstown, PA 15907

UBAN Associates, Inc.                        100%            Commonwealth of
110 Regent Court, Suite 104                                  Pennsylvania
State College, PA 16801

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              USBANCORP, Inc.
                              (Registrant)

Date: February 27, 1998  By:  /s/  Terry K. Dunkle
                              TERRY K. DUNKLE
                              Chairman, President
                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 1998:

/s/  Terry K. Dunkle
     TERRY K. DUNKLE

/s/  Jeffrey A. Stopko
     JEFFREY A. STOPKO

/s/  Jerome M. Adams
     JEROME M. ADAMS, Director

/s/  Clifford A. Barton
     CLIFFORD A. BARTON, Director

/s/  Michael F. Butler
     MICHAEL F. BUTLER, Director

     JAMES C. DEWAR, Director

/s/  James M. Edwards, Sr.
     JAMES M. EDWARDS, SR., Director

/s/  Richard W. Kappel
     RICHARD W. KAPPEL, Director

     JOHN H. KUNKLE, JR., Director

/s/  Margaret A. O'Malley
     MARGARET A. O'MALLEY

/s/  Mark E. Pasquerilla
     MARK E. PASQUERILLA

/s/  Jack Sevy
     JACK SEVY

/s/  Thomas C. Slater
     THOMAS C. SLATER

/s/  James C. Spangler
     JAMES C. SPANGLER

/s/  Robert L. Wise
     ROBERT L. WISE

This page left intentionally blank.

USBANCORP, INC.

DIRECTORS, GENERAL OFFICERS, ADVISORY BOARD,
COMMUNITY OFFICES AND SHAREHOLDER INFORMATION

USBANCORP, INC.

Board of Directors

Jerome M. Adams
   Senior Partner,
   Adams, Myers & Baczkowski
   Attorneys-at-Law

Clifford A. Barton
   Retired; Former Chairman, President & CEO,
   USBANCORP, Inc., and
   Chairman of the Board of
   United States National Bank,
   Three Rivers Bank
   & Trust Company,
   USBANCORP Trust Company

Michael F. Butler
   Business Consultant &
   Attorney-at-Law

James C. Dewar
   President & Owner,
   Jim Dewar Oldsmobile, Inc.

Terry K. Dunkle
   Chairman, President & CEO,
   USBANCORP, Inc., and
   Chairman of the Board of
   United States National Bank,
   Three Rivers Bank
   & Trust Company,
   USBANCORP Trust Company,
   and UBAN Associates, Inc.

James M. Edwards, Sr.
   Retired President & CEO,
   WJAC, Inc.

Richard W. Kappel
   Retired CEO,
   Secretary & Treasurer,
   Wm. J. Kappel Wholesale Co.

John H. Kunkle, Jr.
   Retired; Former Vice-Chairman
   & Director, Commonwealth Land
   Title Insurance Co.

Margaret A. O'Malley
   Attorney-at-Law
   Yost & O'Malley

Mark E. Pasquerilla
   President
   Crown American
   Realty Trust

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

Anthony M.V. Eramo
   Vice President &
   Manager of Specialized Accounting

Ray M. Fisher
   Vice President &
   Chief Investment Officer

John H. Follansbee, III
   Vice President, Compliance

John J. Legath
   Vice President,
   CRA/Community
   Development

Leslie N. Morgenstern
   Vice President & Manager,
   Loan Review

Betty L. Jakell
   Corporate Secretary

U.S. BANK

Board of Directors

Clifford A. Barton
   Retired; Former Chairman, President
   & CEO, USBANCORP, Inc., and
   Chairman of the Board of
   United States National Bank,
   Three Rivers Bank &
   Trust Company, and
   USBANCORP Trust Company

Michael F. Butler
   Business Consultant &
   Attorney-at-Law

William F. Casey
   CEO, Conemaugh
   Health System, Inc.

Daniel R. DeVos
   President and CEO,
   Concurrent Technologies Corporation

James C. Dewar
   President & Owner,
   Jim Dewar Oldsmobile, Inc.

Bruce E. Duke III, M.D.
   Surgeon, Valley Surgeons

Terry K. Dunkle
   Chairman, President & CEO,
   USBANCORP, Inc., and
   Chairman of the Board of
   United States National Bank,
   Three Rivers Bank &
   Trust Company,
   USBANCORP Trust Company, and
   UBAN Associates, Inc.

James M. Edwards, Sr.
   Retired President & CEO,
   WJAC, Inc.

Orlando B. Hanselman
   President & CEO,
   United States National Bank,
   and Executive Vice President,
   USBANCORP, Inc.

Kim W. Kunkle
   President & CEO,
   Laurel Holding Company

Rev. Christian R. Oravec
   President,
   St. Francis College

Margaret A. O'Malley
   Attorney-at-Law
   Yost & O'Malley

Mark E. Pasquerilla
   President
   Crown American
   Realty Trust

Howard M. Picking, III
   President,
   The Picking Corporation

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

Timothy D. McDonald
   Vice President,
   Life Insurance and Annuities

Mark D. Shelhammer
   Vice President,
   Community Banking

Victor L. Tatum
   Vice President &
   Commercial Equipment
   Leasing Manager

Directors Emeriti
John N. Crichton
John L. Williams

Advisory Board
Orlando B. Hanselman, Chairman
Edward J. Cernic
Teresa T. Chianese
David N. Crichton
John M. Kriak
David J. Rizzo
Carl R. Sax
Fred R. Shaffer
James C. Spangler
Robert W. Turkovich, Sr.

THREE RIVERS BANK

Board of Directors

Jerome M. Adams
   Senior Partner,
   Adams, Myers, & Baczkowski
   Attorneys-at-Law

Clifford A. Barton
   Retired; Former Chairman,
   President & CEO,
   USBANCORP, Inc., and
   Chairman of the Board of
   United States National Bank,
   Three Rivers Bank &
   Trust Company, and
   USBANCORP Trust Company

Janey D. Barton
   Retired; Vice President,
   Three Rivers Bank &
   Trust Company

Terry K. Dunkle
   Chairman, President &
   CEO, USBANCORP, Inc., and
   Chairman of the Board of
   United States National Bank,
   Three Rivers Bank &
   Trust Company,
   UBAN Associates, Inc., and
   USBANCORP Trust Company

J. Terrence Farrell
   Attorney-at-Law

Marylouise Fennell, Ed.D.
   Higher Education Consultant

James R. Ferry
   President,
   Ferry Electric Company
   Electrical Contractor

Richard W. Kappel
   Retired; CEO,
   Secretary & Treasurer,
   Wm. J. Kappel Wholesale Co.

John H. Kunkle, Jr.
   Retired; Former Vice-Chairman
   & Director, Commonwealth Land
   Title Insurance Co.

Stephen I. Richman
   Senior Partner,
   Ceisler, Richman, Smith
   Law Firm

Edward W. Seifert
   Attorney-at-Law, Partner,
   Reed, Smith, Shaw & McClay

Jack Sevy
   Retired; Former Owner & Operator,
   New Stanton West
   Auto/Truck Plaza

W. Harrison Vail
   President & CEO,
   Three Rivers Bank &
   Trust Company

General Officers

Terry K. Dunkle
   Chairman of the Board

W. Harrison Vail
   President &
   Chief Executive Officer

Louis S. Klippa
   Executive Vice President,
   Chief Operating Officer
   & Secretary

Harry G. King
   Executive Vice President,
   Retail Banking

Thomas J. Chunchick
   Senior Vice President,
   Administrative, Secretary,
   Community Development
   Officer & Compliance Officer

Vincent W. Locher
   Senior Vice President &
   Chief Commercial Loan Officer

James F. Ackman
   Vice President,
   Consumer Loans

Richard L. Barron
   Vice President,
   Human Resources

Robert J. DeGrazia
   Vice President,
   Information Systems

Fred Geisler
   Vice President,
   Mortgage Lending

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

Directors Emeriti
J. Paul Farrell
William R. Hoag

USBANCORP TRUST COMPANY

Board of Directors

Jerome M. Adams
   Senior Partner,
   Adams, Myers & Baczkowski
   Attorneys-at-Law

Clifford A. Barton
   Retired; Former Chairman, President
   & CEO, USBANCORP, Inc., and
   Chairman of the Board of
   United States National Bank,
   Three Rivers Bank &
   Trust Company, and
   USBANCORP Trust Company

John N. Crichton
   Chairman, Concurrent
   Technologies Corporation

Terry K. Dunkle
   Chairman, President & CEO,
   USBANCORP, Inc., and
   Chairman of the Board of
   United States National Bank,
   Three Rivers Bank &
   Trust Company,
   UBAN Associates, Inc., and
   USBANCORP Trust Company

William M. George
   President, PA AFL-CIO

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

Gerald R. Baxter, CPA, CTFA
   Vice President &
   Manager of Personal Trust Services

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

UBAN ASSOCIATES

General Officers

Terry K. Dunkle
Chairman of the Board

Ray M. Fisher
President &
Chief Executive Officer

Wendy L. Rager
Vice President &
Chief Operating Officer

UBAN Associates, Inc., Office
110 Regent Court, Suite 104
State College, PA 16801-7966

U.S. Bank
OFFICE LOCATIONS
*    Main Office Downtown
     216 Franklin Street
     P.O. Box 520
     Johnstown, PA 15907-0520
     (814) 533-5300

*    Westmont Office
     110 Plaza Drive
     Johnstown, PA 15905-1211
     (814) 255-6836

*    University Heights Office
     1404 Eisenhower Boulevard
     Johnstown, PA 15904-3280
     (814) 266-9691

*    East Hills Office
     1219 Scalp Avenue
     Johnstown, PA 15904-3182
     (814) 266-3181

*    Eighth Ward Office
     1059 Franklin Street
     Johnstown, PA 15905-4303
     (814) 535-8317

     West End Office
     163 Fairfield Avenue
     Johnstown, PA 15906-2392
     (814) 533-5436

*    Carrolltown Office
     101 S. Main Street
     Carrolltown, PA 15722-0507
     (814) 344-6501

     Ebensburg Office
     101 W. High Street
     Ebensburg, PA 15931-0209
     (814) 472-8706

*    Lovell Park Office
     179 Lovell Ave.
     Ebensburg, PA 15931-0418
     (814) 472-5200

     Nanty Glo Office
     928 Roberts Street
     Nanty Glo, PA 15943-1303
     (814) 749-9227

     Nanty Glo Drive-In
     1383 Shoemaker Street
     Nanty Glo, PA 15943-1252
     (814) 749-0955

     Loretto Office
     180 St. Mary s Street
     P.O. Box 116
     Loretto, PA 15940-0116
     (814) 472-8452

*    Galleria Mall Office
     500 Galleria Drive Suite 100
     Johnstown, PA 15904-8911
     (814) 266-5969

*    St. Michael Office
     900 Locust Street
     St. Michael, PA 15951-0393
     (814) 495-5514

*    Coalport Office
     Main Street, P.O. Box 356
     Coalport, PA 16627-0356
     (814) 672-5303

*    Seward Office
     #1, Roadway Plaza
     Seward, PA 15954-9501
     (814) 446-5655

*    Windber Office
     1501 Somerset Avenue
     Windber, PA 15963-1745
     (814) 467-4591

     Central City Office
     104 Sunshine Avenue
     Central City, PA 15926-1129
     (814) 754-4141

*    Somerset Office
     108 W. Main Street
     Somerset, PA 15501-2035
     (814) 445-4193

*    Derry Office
     112 South Chestnut Street
     Derry, PA 15627-1938
     (724) 694-8887

*    Mobile Branch
     U.S. Bank operates a Mobile Bank Branch that circulates to various businesses and locations throughout the Bank s service area on a scheduled basis.

Three Rivers Bank
OFFICE LOCATIONS
*    Boston Office
     1701 Boston Hollow Road
     McKeesport, PA 15135-1217
     (412) 754-2014

*    Century III Office
     269 Clairton Boulevard
     Pittsburgh, PA 15236-1499
     (412) 653-7199

*    Franklin Mall Office
     1500 W. Chestnut Street
     Washington, PA 15301-5871
     (724) 228-0065

     Glassport Office
     600 Monongahela Avenue
     Glassport, PA 15045-1608
     (412) 664-8760

*    Jefferson Borough Office
     Route 51, South
     P.O. Box 10915
     Pittsburgh, PA 15236-0915
     (412) 382-1000

     Liberty Boro Office
     3107 Liberty Way
     McKeesport, PA 15133-2198
     (412) 664-8707

     McKeesport Office
     500 Fifth Avenue
     McKeesport, PA 15132-2500
     (412) 664-8715

*    Motor Bank
     1415 Fifth Avenue
     McKeesport, PA 15132-2427
     (412) 664-8755

*    Port Vue Office
     1194 Romine Avenue
     McKeesport, PA 15133-3596
     (412) 664-8975

*    Rainbow Village Office
     1 Rainbow Village
     Shopping Center
     White Oak, PA 15131-2415
     (412) 664-8771

*    South Strabane Office
     590 Washington Road
     Washington, PA 15301-9621
     (724) 225-9800

*    University Office
     2016 Eden Park Boulevard
     McKeesport, PA 15132-7619
     (412) 664-8780

     Lawrenceville
     4319 Butler Street
     Pittsburgh, PA 15201-3094
     (412) 681-8390

*    New Kensington
     2 Feldarelli Square
     2300 Freeport Road
     New Kensington, PA 15068-4669
     (724) 335-9811

*    North Side
     401 East Ohio Street
     Pittsburgh, PA 15212-5588
     (412) 231-4300

*    Northway Mall
     1002 Northway Mall
     Pittsburgh, PA 15237-3098
     (412) 364-8692

*    Moon Township
     914 Narrows Run Road
     Coraopolis, PA 15108-2306
     (412) 262-2210

*    Monroeville
     2681 Moss Side Boulevard
     Monroeville, PA 15146-3394
     (412) 856-8410

*    North Versailles
     Great Valley Shopping Center
     500 Lincoln Highway
     North Versailles, PA 15137-1524
     (412) 829-1360

*    Carrick
     1817 Brownsville Road
     Pittsburgh, PA 15210-3999
     (412) 881-3500

*    Bethel Park
     2739 South Park Road
     Bethel Park, PA 15102-3805
     (412) 835-2100

*    Finleyville
     3576 Sheridan Avenue
     Finleyville, PA 15332-1018
     (724) 348-6626

*    Jeannette
     401 Clay Avenue
     Jeannette, PA 15644-2124
     (724) 527-1501

*24-Hour Banking Available

Shareholder Information
Securities Markets
USBANCORP, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of "UBAN." The listed market makers for the stock are:

Ferris Baker Watts, Inc.
6 Bird Cage Walk
Hollidaysburg, PA16648
Telephone: (800) 343-5149

Herzog, Heine, Geduld, Inc.
525 Washington Boulevard
Jersey City, NJ 07310
Telephone: (212) 908-4156

Janney Montgomery Scott, Inc.
1801 Market Street   10th Floor
Philadelphia, PA 19103
Telephone: (215) 665-6500

Legg Mason Wood Walker, Inc.
969 Eisenhower Boulevard
Oak Ridge East
Johnstown, PA 15904
Telephone: (814) 266-7900

F. J. Morrissey & Co., Inc.
1700 Market Street
Suite 1420
Philadelphia, PA 19103-3913
Telephone: (215) 563-8500

Keefe Brugette & Woods, Inc.
Two World Trade Center
85th Floor
New York, NY 10048
Telephone: (800) 342-5529

Oppenheimer & Co., Inc.
Oppenheimer Tower
200 Liberty Street
One World Financial Center
New York, NY 10281
Telephone: (212) 667-7000

Parker/Hunter, Inc.
416 Main Street
Johnstown, PA15901
Telephone: (814) 535-8403

Sandler O'Neill & Partners, L.P.
2 World Trade Center
104th Floor
New York, NY 10048
Telephone: (800) 635-6860

Weeden & Co. L.P.
145 Madison Ave.
Greenwich, CT 06830
Telephone: (203) 861-7600

Form 10-K
USBANCORP, Inc.'s Annual Report to the Securities and
Exchange Commission on Form 10-K is integrated within this Annual Report.

Corporate Offices
The corporate offices of USBANCORP, Inc. are located in the United States National Bank Building at Main and
Franklin Streets, Johnstown, PA 15901.
  Mailing address:  P.O. Box 430
                    Johnstown, PA 15907-0430
                    (814) 535-5300

Agents
The transfer agent and registrar for USBANCORP, Inc.'s
common stock is:    Boston EquiServe
                    Investor Relations Department
                    P.O. Box 644
                    Mail Stop 45-02-09
                    Boston, MA 02102-0644
                    1-800-730-4001

Shareholder Data
As of January 31, 1998, there were 5,471 shareholders of common stock and 4,890,828 shares outstanding. Of the total shares outstanding, approximately 265,075 or 5% are held by insiders (directors and executive officers) while approximately 1,789,278 or 37% are held by institutional investors (mutual funds, employee benefit plans, etc.).

Dividend Reinvestment
Shareholders seeking information about USBANCORP,
Inc. s dividend reinvestment plan should contact Betty
L. Jakell, Executive Office, at (814) 533-5158

Information
Analysts, investors, shareholders, and others seeking financial data about USBANCORP, Inc. or any of its subsidiaries annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports - are asked to contact Jeffrey A. Stopko, Senior Vice
President & Chief Financial Officer at (814) 533-5310.

EXHIBIT 10.6

AMENDED AND RESTATED
COMMITTED LINE OF CREDIT NOTE


$17,000,000.00 December 19, 1997

FOR VALUE RECEIVED, USBANCORP, INC. (the "Borrower"), with an address at Main and Franklin Streets, Johnstown, Pennsylvania 15901, promises to pay to the order of PNC BANK, NATIONAL ASSOCIATION (the "Bank"), in lawful money of the United States of America in immediately available funds at its offices located at One PNC Plaza, Pittsburgh, Pennsylvania 15265, or at such other location as the Bank may designate from time to time, the principal sum of SEVENTEEN MILLION AND
NO/100 DOLLARS ($17,000,000.00) (the "Facility") or
such lesser amount as may be advanced to or for the benefit of the Borrower hereunder, together with interest accruing on the outstanding principal balance from the date hereof, as provided below:

1. Interest. Interest on the unpaid principal balance hereof shall be due and payable at the rates and the times set forth in that certain letter agreement dated
October 31, 1997 by and between the Borrower and the Bank (the letter agreement and all extensions, renewals, amendments, substitutions or replacements referred to herein as the "Agreement"). In no event will the rate of interest hereunder exceed the maximum rate allowed by law.

2. Advances. The Borrower may borrow, repay and reborrow hereunder until the Expiration Date, subject to the terms and conditions of this Note and the Loan
Documents (as defined herein). The "Expiration Date" shall mean October 30, 1998, or such later date as may be designated by the Bank by written notice from the Bank to the Borrower. The Borrower acknowledges and agrees that in no event will the Bank be under any obligation to extend or renew the Facility or this Note beyond the initial Expiration Date. In no event shall the aggregate unpaid principal amount of advances under this Note exceed the face amount of this Note.

3. Payment Terms. The outstanding principal balance and any accrued but unpaid interest shall be due and payable on the Expiration Date. If any payment under this Note shall become due on a Saturday, Sunday or public holiday under the laws of the State where the Bank's office indicated above is located, such payment shall be made on the next succeeding business day and such extension of time shall be included in computing interest in connection with such payment. The Borrower hereby authorizes the Bank to charge the Borrower's deposit account at the Bank for any payment when due hereunder. Payments received will be applied to charges, fees and expenses (including attorneys' fees), accrued interest and principal in any order the Bank may choose, in its sole discretion.

4. Prepayment. The Borrower shall have the right to prepay at any time and from time to time, in whole or in part, without penalty, any advance hereunder which is accruing interest under the Prime Rate or the As
Offered Rate Option. If the Borrower prepays all or any part of any advance which is accruing interest under the Euro-Rate Option on other than the last day of the applicable interest period, the Borrower shall pay to the Bank, on demand therefor, all amounts due pursuant to paragraph 5 below, including the Cost of Prepayment, if any.

5.   Yield Protection.  The Borrower shall pay to the
Bank, on written demand therefor, together with the written evidence of the justification therefor, all direct costs incurred, losses suffered or payments made by Bank by reason of any change in law or regulation or its interpretation imposing any reserve, deposit, allocation of capital, or similar requirement
(including without limitation, Regulation D of the Board of Governors of the Federal Reserve System) on the Bank, its holding company or any of their respective assets. In addition, the Borrower agrees to indemnify the Bank against any liabilities, losses or expenses (including loss of margin, any loss or expense sustained or incurred in liquidating or employing deposits from third parties acquired to effect, fund or maintain any Loan bearing interest under the Euro-Rate
Option or any part thereof) which the Bank sustains or incurs as a consequence of either (i) the Borrower's failure to make a payment on the due date thereof, (ii) the Borrower s revocation (expressly, by later inconsistent notices, or otherwise) in whole or in part of any notice given to Bank to request, convert, renew or prepay any advance, or (iii) the Borrower's payment, prepayment or conversion of any Loan bearing interest under the Euro-Rate Option on a day other than the last day of the applicable interest period including but not limited to the Cost of Prepayment. "Cost of Prepayment" means an amount equal to the present value, if positive, of the product of (a)the difference between (i)the yield, on the beginning date of the applicable interest period, of a U.S. Treasury obligation with a maturity similar to the applicable interest period minus (ii)the yield, on the prepayment date, of a U.S. Treasury obligation with a maturity similar to the remaining maturity of the applicable interest period, and (b)the principal amount to be prepaid, and (c)the number of years, including fractional years from the prepayment date to the end of the applicable interest period. The yield on any U.S.
Treasury obligation shall be determined by reference to Federal Reserve Statistical Release H.15(519) "Selected
Interest Rates". For purposes of making present value calculations, the yield to maturity of a similar maturity U.S. Treasury obligation on the prepayment date shall be deemed the discount rate. The Cost of Prepayment shall also apply to any payments made after acceleration of the maturity of this Note. The Bank's determination of an amount payable under this paragraph shall, in the absence of manifest error, be conclusive and shall be payable on demand.

6. Loan Account. The Bank shall open and maintain on its books a loan account in the name of the Borrower with respect to advances, payments and the computation and payment of interest, fees and other amounts due hereunder and under the Agreement. Such loan account shall be conclusive and binding on the Borrower as to the amount at any time due to the Bank from the Borrower except in the case of error in computation.

7. Other Loan Documents. This Note is issued in connection with the Agreement, the terms of which are incorporated herein by reference (the Agreement and the Note shall be collectively referred to as the "Loan
Documents"), and is secured by the property described in the Loan Documents (if any) and by such other collateral as previously may have been or may in the future be granted to the Bank to secure this Note.
Capitalized terms used herein and not defined herein shall have the meanings ascribed thereto in the Agreement.

8. Events of Default. The occurrence of any of the following events will be deemed to be an "Event of Default" under this Note: (i) the nonpayment of any principal, interest or other indebtedness under this Note when due; (ii) the occurrence of any event of default or default and the lapse of any notice or cure period under any other debt, liability or obligation to the Bank of any Obligor; (iii) the filing by or against any Obligor of any proceeding in bankruptcy, receivership, insolvency, reorganization, liquidation, conservatorship or similar proceeding, or any assignment by any Obligor for the benefit of creditors, or any levy, garnishment, attachment or similar proceeding is instituted against any property of any Obligor held by or deposited with the Bank; (iv) a default with respect to any other indebtedness of any Obligor for borrowed money, if the effect of such default is to cause or permit the acceleration of such debt; (v) the commencement of any foreclosure proceeding, execution or attachment against any collateral securing the obligations of any Obligor to the Bank; (vi) the entry of a final judgment against any Obligor and the failure of such Obligor to discharge the judgment within ten days of the entry thereof; (vii) in the event that this Note or any guarantee executed by any Guarantor is secured, the failure of any Obligor to provide the Bank with additional collateral if in the opinion of the Bank at any time or times, the market value of any of the collateral securing this Note or any guarantee has depreciated; (viii) any material adverse change in the business, assets, operations, financial condition or results of operations of any Obligor; (ix) the revocation or attempted revocation, in whole or in part, of any guarantee by any Guarantor;(x) any representation or warranty made by any Obligor to the Bank in any Loan Document, or any other documents now or in the future securing the obligations of any Obligor to the Bank, is false, erroneous or misleading in any material respect; or (xi) the failure of any Obligor to observe or perform any covenant or other agreement with the Bank contained in any Loan Document or any other documents now or in the future securing the obligations of any Obligor to the Bank.

As used herein, the term "Obligor" means any Borrower and any Guarantor, and the term "Guarantor" means any guarantor of the obligations of the Borrower to the Bank existing on the date of this Note or arising in the future.

Upon the occurrence of an Event of Default: (a) the Bank shall be under no further obligation to make advances hereunder; (b) if an Event of Default specified in clause (iii) above shall occur, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder shall be immediately due and payable without demand or notice of any kind; (c)if any other Event of Default shall occur, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder, at the option of the Bank and without demand or notice of any kind, may be accelerated and become immediately due and payable;
(d)at the option of the Bank, this Note will bear interest at the Default Rate (as provided for in the Agreement) from the date of the occurrence of the Event of Default; and (e)the Bank may exercise from time to time any of the rights and remedies available to the Bank under the Loan Documents or under applicable law.

9. Right of Setoff. In addition to all liens upon and rights of setoff against the money, securities or other property of the Borrower given to the Bank by law, the Bank shall have, with respect to the Borrower's obligations to the Bank under this Note and to the extent permitted by law, a contractual possessory security interest in and a right of setoff against, and the Borrower hereby assigns, conveys, delivers, pledges and transfers to the Bank all of the Borrower's right, title and interest in and to, all deposits, moneys, securities and other property of the Borrower now or hereafter in the possession of or on deposit with the Bank whether held in a general or special account or deposit, whether held jointly with someone else, or whether held for safekeeping or otherwise, excluding, however, all IRA, Keogh, and trust accounts. Every such security interest and right of setoff may be exercised without demand upon or notice to the Borrower.

10. Miscellaneous. No delay or omission of the Bank to exercise any right or power arising hereunder shall impair any such right or power or be considered to be a waiver of any such right or power or any acquiescence therein nor shall the action or inaction of the Bank impair any right or power hereunder. The Borrower agrees to pay on demand, to the extent permitted by law, all costs and expenses incurred by the Bank in the enforcement of its rights in this Note and in any security therefor, including without limitation reasonable fees and expenses of the Bank's counsel. If any provision of this Note is found to be invalid by a court, all the other provisions of this Note will remain in full force and effect.

The Borrower and all other makers and indorsers of this Note hereby forever waive presentment, protest, notice of dishonor and notice of non-payment. The Borrower also waives all defenses based on suretyship or impairment of collateral.

If this Note is executed by more than one Borrower, the obligations of such persons or entities hereunder will be joint and several. This Note shall bind the Borrower and the heirs, executors, administrators, successors and assigns of the Borrower, and the benefits hereof shall inure to the benefit of Bank and its successors and assigns.

This Note has been delivered to and accepted by the Bank and will be deemed to be made in the State where the Bank's office indicated above is located. This
Note will be interpreted and the rights and liabilities of the parties hereto determined in accordance with the laws of the State where the Bank's office indicated above is located, excluding its conflict of laws rules.
The Borrower hereby irrevocably consents to the exclusive jurisdiction of any state or federal court for the county or judicial district where the Bank's office indicated above is located, and consents that all service of process be sent by nationally recognized overnight courier service directed to the Borrower at the Borrower's address set forth herein and service so made will be deemed to be completed on the business day after deposit with such courier; provided that nothing contained in this Note will prevent the Bank from bringing any action, enforcing any award or judgment or exercising any rights against the Borrower individually, against any security or against any property of the Borrower within any other county, state or other foreign or domestic jurisdiction. The
Borrower acknowledges and agrees that the venue provided above is the most convenient forum for both the Bank and the Borrower. The Borrower waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Note.

10.  WAIVER OF JURY TRIAL.  THE BORROWER IRREVOCABLY
WAIVES ANY AND ALL RIGHTS THE BORROWER MAY HAVE TO A
TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM OF ANY
NATURE RELATING TO THIS NOTE, ANY DOCUMENTS EXECUTED IN
CONNECTION WITH THIS NOTE OR ANY TRANSACTION
CONTEMPLATED IN ANY OF SUCH DOCUMENTS.  THE BORROWER
ACKNOWLEDGES THAT THE FOREGOING WAIVER IS KNOWING AND
VOLUNTARY.

The Borrower acknowledges that it has read and understood all the provisions of this Note, including the waiver of jury trial, and has been advised by counsel as necessary or appropriate.

11. Replacement Promissory Note. This Note is the note issued by the Borrower in order to amend, consolidate and completely restate, and to evidence the indebtedness outstanding and be substituted for, but not to be a payment, satisfaction, cancellation or novation of, the original note issued by the Borrower dated October 11, 1994 and the original note issued by the Borrower dated August 1, 1995.

WITNESS the due execution hereof as a document under seal, as of the date first written above, with the intent to be legally bound hereby.

ATTEST:                            USBANCORP, INC.


____________________________________
By:_________________________________
(SEAL)
Print Name:___________________________  Print
Name:___________________________


Title:________________________________

October 31, 1997

USBANCORP, Inc.
Main and Franklin Streets
Johnstown, Pennsylvania  15901
Attention:  Orlando B. Hanselman, Executive Vice
President,
            Chief Financial Officer and Manager of
Corporate Services


          Re:   $17,000,000.00 364-Day Committed Line
of Credit

Ladies/Gentlemen:

We are pleased to inform you that PNC Bank, National
Association (the "Bank"), has approved your request for a $17,000,000.00 unsecured, committed line of credit
(the "Line of Credit") to USBANCORP, Inc. (the
"Borrower"). The Bank is willing to establish the Line of Credit upon the following terms and conditions:

Commitment     The Bank hereby agrees to make advances
(the "Loans") to the Borrower under the Line of Credit in an aggregate amount not to exceed $17,000,000.00 at any one time outstanding. The Line of Credit shall be available for a period of one year from the date hereof to October 30, 1998 (the "Expiration Date"), or such later date as may be designated by the Bank by written notice to the Borrower. Subject to the terms and conditions hereof, the Borrower shall have the right to borrow, repay and reborrow amounts hereunder during the period of the Line of Credit; provided that principal amounts outstanding and all accrued unpaid interest under the Line of Credit shall be repaid in full on or before the Expiration Date.

Note      The Borrower's obligation to repay the Loans
shall be evidenced by a promissory note substantially in the form of Exhibit "A" hereto (the "Note"). This
Agreement and the Note are collectively referred to as the "Loan Documents".

Use       The proceeds of the Loans shall be used by
the Borrower as direct extensions of of Proceeds credit from the Bank to fund working capital needs of the Borrower and other general corporate purposes.

Advance   The Borrower may request advances hereunder
upon giving oral or written notice Procedures     to
the Bank by 11:00 A.M. (Pittsburgh, Pennsylvania time)
(i) on the day of any proposed advance bearing interest under the As Offered Rate Option or (ii) on the third
Business Day prior to any proposed advance bearing interest under the Euro-Rate Option, in each case followed promptly thereafter by the Borrower's written confirmation to the Bank of any oral notice. The
Borrower authorizes the Bank to accept telephonic requests for advances, and the Bank shall be entitled to rely upon the authority of any person providing such instructions.

Interest  All amounts outstanding under the Note shall
bear interest at a rate or rates per annum
Rate      as may be selected by the Borrower from the
interest rate options set forth below (each, an "Option"):

 (a) As Offered Rate Option. A rate of interest per annum which is at all times equal to a rate per annum as offered by the Bank in its sole discretion for the interest period requested, each as agreed upon in writing between the Borrower and the Bank.

(b) Euro-Rate Option. A rate per annum equal to the sum of (i) the Euro-Rate plus (ii) one hundred fifty
(150) basis points (1 1/2%) per annum, for the applicable Interest Period in an amount equal to the advance and having a comparable maturity, all as determined below.

For the purpose hereof, the following terms shall have the following meanings:

"Business Day" shall mean any day other than a Saturday or Sunday or a legal holiday on which commercial banks are authorized or required to be closed for business in Pittsburgh, Pennsylvania.

"Euro-Rate" shall mean, with respect to any advance to which the Euro-Rate Option applies for the applicable
Interest Period, the interest rate per annum determined by the Bank by dividing (the resulting quotient rounded upwards, if necessary, to the nearest 1/100th of 1% per annum) (i) the rate of interest determined by the Bank in accordance with its usual procedures (which determination shall be conclusive absent manifest error) to be the eurodollar rate two (2) Business Days prior to the first day of such Interest Period for an amount comparable to such advance and having a borrowing date and a maturity comparable to such Interest Period by (ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage. The Euro-Rate shall be adjusted with respect to any advance to which the Euro-Rate Option applies on the effective date of any change in the Euro-Rate Reserve Percentage as of such effective date. The Bank shall give prompt notice to the Borrower of the Euro-Rate as determined or adjusted in accordance herewith, which determination shall be conclusive absent manifest error.

"Euro-Rate Reserve Percentage" shall mean the maximum effective percentage in effect on such day as prescribed by the Board of Governors of the Federal
Reserve System (or any successor) for determining the reserve requirements (including, without limitation, supplemental, marginal and emergency reserve requirements) with respect to eurocurrency funding
(currently referred to as "Eurocurrency liabilities").

"Interest Period" shall mean the period of one (1), two, (2) or three (3) months selected by the Borrower commencing on the date of disbursement of an advance and each successive period selected by the Borrower thereafter; provided, that if an Interest Period would end on a day which is not a Business Day, it shall end on the next succeeding Business Day, unless such day falls in the succeeding calendar month in which case the Interest Period shall end on the next preceding
Business Day. In no event shall any Interest Period end on a day after the Expiration Date.

"Prime Rate" shall mean the rate publicly announced by the Bank from time to time as its prime rate. The
Prime Rate is determined from time to time by the Bank as a means of pricing some loans to its borrowers. The
Prime Rate is not tied to any external rate of interest or index, and does not necessarily reflect the lowest rate of interest actually charged by the Bank to any particular class or category of customers. If and when the Prime Rate changes, the rate of interest with respect to any advance to which the Prime Rate applies will change automatically without notice to the Borrower, effective on the date of any such change.

It is understood that the Borrower may select no more than four (4) different Interest Periods to apply simultaneously. Interest will be calculated on the basis of a year of 360 days for the actual number of days in each interest period. In no event will the rate of interest hereunder exceed the maximum rate allowed by law.

Interest Rate Subject to the terms and conditions of this Agreement, at the end of each interest
Election. interest period applicable to any advance, the Borrower may renew the Option applicable to such advance or convert such advance to a different Option. The Borrower shall notify the Bank of each election of an Option, each conversation from one Option to another, the amount of the advances then outstanding to be allocated to each Option and where relevant, the interest periods therefor on or before 11:00 A.M. (Pittsburgh, Pennsylvania time) (i) on the day of the proposed beginning of any Interest Period in the case of the As Offered Rate or (ii) on the day three (3) Business Days prior to the proposed beginning of any Interest Period or the end of any such Interest
Period in the case of the Euro-Rate Option. If no notice of conversion or renewal is received by the Bank, the Borrower shall be deemed to have converted such advance to the Prime Rate. The Borrower shall notify the Bank of each election of an Option, each conversion from one Option to another, the amount of the advances then outstanding to be allocated to each Option and where relevant the interest periods.

Changes in     If the Bank determines (which
determination shall be final and conclusive) that, by
Circum-   reason of circumstances affecting the
eurodollar market generally, deposits in dollars
stances   (in the applicable amounts) are not being
offered to banks in the eurodollar market for the selected term, or adequate means do not exist for ascertaining the Euro-Rate, then the Bank shall give notice thereof to the Borrower. Thereafter, until the Bank notifies the Borrower that the circumstances giving rise to such suspension no longer exist, (a) the availability of the Euro-Rate Option shall be suspended, and (b) the interest rate for all advances then bearing interest under the Euro-Rate Option shall be converted at the expiration of the then current
Euro-Rate Interest Period(s) to the Prime Rate.

In addition, if, after the date of this Agreement, the Bank shall determine (which determination shall be final and conclusive) that any enactment, promulgation or adoption of or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by a governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank with any guideline, request or directive
(whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for the Bank to make or maintain or fund loans under the Euro-Rate Option, the Bank shall notify the Borrower. Upon receipt of such notice, until the Bank notifies the Borrower that the circumstances giving rise to such determination no longer apply, (a) the availability of the Euro-Rate
Option shall be suspended, and (b) the interest rate on all advances then bearing interest under the Euro-Rate
Option shall be converted to the Prime Rate either (i) on the last day of the then current Interest Period(s) if the Bank may lawfully continue to maintain advances under the Euro-Rate Option to such day, or
(ii)immediately if the Bank may not lawfully continue to maintain advances under the Euro-Rate Option.

Default Rate   After the principal amount of all or any
part of the Loans shall have become due and payable, whether by acceleration or otherwise, all the Loans shall bear interest at a rate per annum which shall be two hundred (200) basis points (2%) per annum in excess of the Prime Rate.

Payment   The Borrower shall pay accrued interest on
the unpaid principal balance of the Note in arrears:
(a) for the advances bearing interest under the As
Offered Rate Option or  the Prime Rate, on the last
Business Day of each calendar quarter during the term hereof, (b) for the advances bearing interest under the Euro-Rate Option, on the last day of each Interest
Period and (c) for all advances, at maturity, whether by acceleration of the Note or otherwise, and after maturity, on demand until paid in full. All outstanding principal and accrued interest hereunder shall be due and payable in full on the Expiration
Date.

Commitment     Beginning on December 30, 1997 and
continuing on the last day of each calendar
Fee       quarter thereafter until the Expiration Date
and on the Expiration Date, the Borrower shall pay a
commitment fee to the Bank, in arrears, at the rate of
one tenth of one percent (.001%) per annum on the
average daily unused portion of the Line of Credit
during the calendar quarter then ending.  The
commitment fee shall be computed on the basis of a year
of 365 or 366 days, as the case may be, and paid on the
actual number of days elapsed.
Conditions     The obligation of the Bank to make any
Loan hereunder is subject to the condition to Lending that:

   (a) in the case of the initial loan hereunder, the Borrower shall provide to the Bank this Agreement and the Note, each duly executed by the Borrower; evidence of the due authorization by the Borrower of this Agreement and the Note; an opinion of counsel to the Borrower; and such other instruments as the Bank shall reasonably require in form and substance satisfactory to the Bank.

   (b) in the case of any loan, each request for an advance under the Line of Credit shall constitute, as of the time made, a certification by the Borrower that the Borrower shall have performed and complied with all agreements and conditions herein required under this Agreement, and at the time of the advance, no condition or event shall exist which constitutes an Event of Default.

Covenants Unless waived in writing by the Bank or until payment in full and termination of the Line of Credit:

(a) Borrower will preserve, or cause to be preserved, its corporate existence and be and be qualified, or cause to be qualified, to do business in all jurisdictions where ownership of property or the nature of its business requires such qualifications, and obtain and retain all necessary licenses, permits, leases and other permissions to conduct its business.

     (b) Borrower will pay or cause to be paid all taxes, assessments and other governmental charges to which Borrower or its properties are or shall be subject before such charges become delinquent, except that no such charge need be paid for so long as its validity or amount shall be contested in good faith by appropriate proceedings duly prosecuted and Borrower shall have set up on its books such reserve with respect thereto as shall be dictated by sound accounting practices.

     (c)  Borrower will maintain, or cause to be
maintained, its properties and assets in good order.

     (d) Borrower will deliver to Bank as soon as practicable, but in any event (i) within 120 days after the close of each fiscal year, Borrower's Financial
Statements for the year, together with statements of changes in consolidated financial position, certified without qualification, as to scope, by a certified public accountant acceptable to Bank; and (ii) within 60 days after the close of each fiscal quarter, Borrower's Financial Statements for the quarter, together with comparative figures for the corresponding period of the prior year, certified, subject to ordinary and usual year-end adjustment, by the chief financial officer of Borrower. Further, Borrower shall at any time and from time to time submit to Bank such other or additional information relating to its affairs as Bank shall reasonably request. "Financial
Statements" means Borrower's consolidated and consolidating balance sheets and statements of income and retained earnings for the year or quarter prepared in accordance with generally accepted accounting principles consistently applied on a basis consistent with prior years, unless specifically noted therein.

     (e) Borrower will (i) maintain proper books of record and account in accordance with sound accounting practice in which full, true and correct entries shall be made of all its properties and assets and its dealings and business affairs; (ii)permit Bank to have access, at any time and from time to time, on reasonable notice and during normal business hours, to its books and records to the extent that Bank shall reasonably request; and (iii) permit Bank to make copies of such books and records and to remove such copies from the offices of Borrower to the extent that Bank shall deem necessary.

     (f)  Borrower will simultaneously with the
delivery of the Financial Statements, issue a certification of the chief financial officer of Borrower (i) stating that (A) during such period
Borrower has observed and performed all of its covenants and agreements set forth in this Agreement, except as disclosed in such certificate and (B) neither a default or an unmatured default has occurred or is continuing and, if such a condition or event has been so disclosed, specifying the nature and extent thereof and the corrective measures which Borrower proposes to take in relation thereto, and (ii) computing at the end of such period and for such period of Borrowers compliance with the terms and conditions of subsections
(m) and (n) hereof.

     (g) Borrower will maintain at all times adequate insurance to the satisfaction of Bank with insurers acceptable to Bank or self-insurance against such risks of loss as are customarily insured against and in amounts customarily carried by persons owning, leasing or operating similar properties, including, but not limited to, fire and theft and extended coverage insurance in an amount at least equal to the total full insurable value of Borrower's insurable property, provided that the amount of such insurance shall at all times be sufficient to prevent Borrower from becoming a co-insurer under the terms of any insurance policy.
Borrower will also keep itself adequately insured at all times against liability on account of injury to persons or property and comply with the insurance provisions of all applicable workers' compensation laws and will effect all such insurance under valid and enforceable policies issued by insurers of recognized responsibility. Prior to the first borrowing under this Agreement, Borrower will deliver to Bank a schedule indicating all insurance then in force.

In the event Borrower fails to secure insurance as provided above, Bank is hereby authorized, at its option, to pay the cost of insurance. Borrower hereby agrees to repay to Bank all sums so paid on demand with interest at the highest rate provided for in this Agreement.

     (h) Borrower will pay or cause to be paid all costs and expenses in connection with the recording and/or filing of any documents, statements or instruments incidental hereto, or the insuring of same, and any stamp or other taxes which may be payable with respect to the execution or delivery of the Loan
Documents or of any statements, instruments or documents, which obligation shall survive the termination of this Agreement.

     (i) Borrower will promptly notify Bank of any material litigation or proceedings commenced against Borrower.

     (j) Borrower will promptly furnish to Bank copies of all material which Borrower shall file with the Securities and Exchange Commission or any national securities exchange, including, but not limited to, all registration statements, annual reports on Form 10K, quarterly reports on Form 10Q, reports on Form 8K, proxy material and annual reports to shareholders, and any and all amendments thereof or supplements thereto.

     (k) Borrower will promptly furnish to Bank upon their becoming available, the "Consolidated Reports of Condition and Income" of Borrower's subsidiaries that are banks, the "Parent Company Only Financial
Statements for Bank Holding Companies" (report no. FR
Y-9LP or any successor form of the Federal Reserve
System) of Borrower, the "Consolidated Financial
Statements for Bank Holding Companies" (report no. FR
Y-9c) of Borrower and the Office of Thrift Supervision
Financial Report (OTS Form 1313).

     (l) Borrower will promptly notify Bank of (i) the happening of any default or unmatured default, and (ii) any other materially adverse change in Borrower's financial condition, business or operation, indicating in each case the corrective measures which Borrower proposes to take in relation thereto.

     (m) Borrower will maintain at all times (i) a ratio of equity to assets of at least 6.25%; (ii) a ratio of loan loss reserves to non-performing assets at all times of at least 1.25 to 1; (iii) a ratio of its equity investment in and advances to its subsidiaries, less good will, to tangible net worth of not more than
1.10 to 1; and (iv) a ratio of cash operating income and cash interest expense to interest expense and preferred dividends of at least 3.0 to 1.

     (n) Borrower will maintain funded indebtedness not to exceed 15%.

     (o) Borrower will, and will cause each of its banking subsidiaries to, maintain at all times such amount of capital as may be prescribed by the Board of Governors of the Federal Reserve System (in the case of any national banking subsidiary), or the Office of Thrift Supervision (in the case of any savings association subsidiary), as the case may be, from time to time, whether by regulation, agreement or order.

     (p) Borrower will preserve, renew and keep in full force and effect its corporate existence, and the rights, privileges and franchises necessary or desirable in the normal course of business as a state bank holding corporation.

     (q) At the request of Bank, Borrower will execute such other documents as Bank may require to carry out the intent and purpose of this Agreement.

     (r)  Borrower will not liquidate, merge or
consolidate with any person, firm or corporation or sell, lease, transfer or otherwise dispose of all or any substantial part of its property or assets, whether now owned or hereafter acquired.

     (s) Borrower will not make acquisitions of all or substantially all of the property or assets of any person, firm or corporation, unless Borrower is the surviving entity.

     (t) Borrower will not make any distribution with respect to any class of its or its subsidiaries stock, or pledge, hypothecate or otherwise grant a security interest in the same.

     (u) Borrower will not make or permit any material change in the nature of its business as carried on as of the date of this Agreement.

     (v)  Borrower will not use any part of the
proceeds of the Line of Credit to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock, or for any purpose that directly or indirectly violates, or is inconsistent with, the provisions of Regulation U or Regulation X of the Board of Governors of the Federal Reserve System as now and from time to time hereafter in effect.

Representa-    The Borrower represents and warrants to
the Bank as follows:
tions and
Warranties        (a)  The Borrower is duly organized,
validly existing and in good standing under the laws of the state of its incorporation or organization and has the power and authority to own and operate its assets and to conduct its business as now or proposed to be carried on, and is duly registered as a Bank holding company under the Bank Holding Company Act of 1956, as amended.

   (b) The Borrower has the power to make and carry out the terms of this Agreement and has taken all necessary corporate action to authorize the execution, delivery and performance of this Agreement.

   (c) This Agreement constitutes the legally binding obligation of the Borrower enforceable in accordance with its terms.

   (d) The making and performance of this Agreement does not and will not violate in any respect any provisions of (i) any federal, state or local law or regulation or any order or decree of any federal, state or local governmental authority, agency or court, (ii) the organizational documents of the Borrower or of any of its subsidiaries, or (iii) any mortgage, contract or other undertaking to which the Borrower is a party or which is binding upon the Borrower or any of its subsidiaries or any of their respective assets, and does not and will not result in the creation or imposition of any security interest, lien, charge or other encumbrance on any of their respective assets pursuant to the provisions of any such mortgage, contract or other undertaking.

   (e)  Neither the Borrower nor any of its
subsidiaries is in default with respect to any material order, writ, injunction or decree (i) of any court or
(ii) of any Federal, state, municipal or other governmental instrumentality. The Borrower and each subsidiary is substantially complying with all applicable statutes and regulations of each governmental authority having jurisdiction over its activities, except where failure to comply would not have a material adverse effect on the Borrower and its subsidiaries, taken as a whole.

   (f) There are no actions, suits, proceedings or governmental investigations pending or, to the knowledge of the Borrower, threatened against the Borrower which could result in a material adverse change in its business, assets, operations, financial condition or results of operations and there is no basis known to the Borrower or its officers or directors for any such action, suit, proceedings or investigation.

   (g) The Borrower's latest financial statements provided to the Bank are true, complete and accurate in all material respects and fairly present the financial condition, assets and liabilities, whether accrued, absolute, contingent or otherwise and the results of the Borrower's operations for the period specified therein. The Borrower's financial statements have been prepared in accordance with generally accepted accounting principles consistently applied from period to period subject in the case of interim statements to normal year-end adjustments. Since the date of the latest financial statements provided to the Bank, the Borrower has not suffered any damage, destruction or loss which has materially adversely affected its business, assets, operations, financial condition or results of operations.

   (h) The Borrower has filed all returns and reports that are required to be filed by it in connection with any federal, state or local tax, duty or charge levied, assessed or imposed upon the Borrower or its property, including unemployment, social security and similar taxes and all of such taxes have been either paid or adequate reserve or other provision has been made therefor.

Default   The events which give the Bank the right to
accelerate the maturity of the Loans outstanding hereunder and terminate the Line of Credit are set forth in the Note.

Notices   All notices required to be sent to the
Borrower shall be sent by hand delivery, overnight
courier or facsimile transmission (with confirmation of
receipt) to the Borrower at the address set forth on
the records of the Bank.
Governing This Agreement and the Note shall be governed
by the laws of the Commonwealth
Law       of Pennsylvania, except conflict of law
rules.

Counterparts   This Agreement may be executed in
counterparts, each of which when executed by the Borrower and the Bank shall be regarded as an original.


Termination    On the effective date of this Agreement,
the letter agreement dated August 1, 1995
of Existing    and the letter agreement dated October
11, 1994, as each has been amended (the
Credit         ("Prior Agreements") by and between the
Borrower and the Bank and the
Facilities     commitments thereunder shall be
terminated and no further effect. Any and all loans outstanding under the Prior Agreements and all other amounts owing thereunder shall be deemed to be outstanding under this Agreement and the Note executed in connection herewith.

If the foregoing accurately reflects the understanding of the parties, please execute the duplicate original of this Agreement and return it to me.

                    Very truly yours,

                                   PNC BANK, NATIONAL
ASSOCIATION



By__________________________________


Title_________________________________


Accepted this ____ day of
______________, 1997

USBANCORP, INC.


By_________________________________

Title_______________________________

ANNEX A TO USBANCORP, INC. 1997 ANNUAL REPORT & FORM 10-K

The following is a listing of the graphs presented in USBANCORP, Inc.'s 1997 Annual Report & Form 10-K.

Page 2: The following six graphs present Financial
        Highlights-At A Glance:

         The top left graph is a bar graph showing the Company's efficiency ratio:

        1993      1994     1995     1996     1997
        67.44%    75.31%   66.97%   63.39%   60.11%

   The efficiency ratio reflects the Company's ability to generate revenue and control its non-interest expenses. USBANCORP's significantly improved its performance in this key area of profitability over the past two years by generating increased revenue from its core banking business.

      The middle left graph is an area graph showing non-performing assets as a percentage of loans and OREO at December 31 for the periods presented:

        1993    1994   1995    1996     1997
        0.89%   0.91%  1.13%   0.92%    0.89%

   Asset quality is critical to a bank's safety and ongoing earnings power. Non-performing assets are those loans and foreclosed properties that are not generating income and represent collection risk.
USBANCORP's non-performing assets continue to be lower than peer.

     The bottom left graph is an bar graph showing the allowance for loan losses as a percentage of total non-performing assets at December 31 for the periods presented:

        1993     1994    1995      1996      1997
        234.84%  197.32% 158.22%   153.72%   136.75%

   The allowance for loan losses help protect a bank's future earnings from losses due to credit risk.
USBANCORP's allowance reflects a reserve of $1.37 for each $1.00 of non-performing assets.

     The top right graph is a bar graph showing the Company's return on equity for the periods presented:

         1993      1994     1995     1996    1997
         11.46%    8.92%    11.03%   13.36%  15.00%

   The return on equity (ROE) is a standard measurement of a company's profitability. USBANCORP's ROE has improved from 11.0% in 1995 to 15.0% in 1997. Eight consecutive quarters of increasing revenue combined with effective capital management strategies to cause the improved ROE.

     The middle right graph is a bar graph showing the Company's net income per employee for the periods presented:

         1993      1994     1995     1996    1997
         $18,788   $15,429  $20,915  $26,604 $30,721

USBANCORP has aggressively captured the financial benefits from each of its past acquisitions. Improved employee productivity is one such integral benefit from these acquisitions.
USBANCORP has nearly doubled its
net income per employee over the past five years.

     The bottom right graph is a area graph showing net interest income (in thousands):

        1993     1994      1995      1996    1997
        $49,485  $55,818   $56,147   $61,138 $66,859

   As a result of effective asset/liability management practices, prudent acquisitions, and balance sheet leveraging, USBANCORP has increased net interest income for each of the past five years.

Page 4: The following six graphs present Shareholder
Information-At A Glance:

           The top left graph is a bar graph showing diluted earnings per share:

        1993     1994     1995     1996      1997
        $2.78    $2.18    $2.88    $3.83     $4.61


USBANCORP has grown earnings per share in excess of 20% for each of the past two years. Earnings per share growth is a key determinant of shareholder value and the Company's ongoing financial soundness.

      The middle left graph is a bar graph showing dividends per common share:

        1993     1994    1995    1996   1997
        $0.86    $0.97   $1.06   $1.37  $1.60

USBANCORP's dividends paid to shareholders have increased at an average annual rate of 14.8% over the past five years. The Company declared, for the second consecutive year, a special dividend which amounted to $0.25 per share in 1997. This special dividend allowed shareholders to further participate in the record success that USBANCORP achieved.

      The bottom left graph is a bar graph showing common stock price per share at December 31:

        1993     1994     1995    1996     1997
        $23.75   $21.00   $33.00  $41.75   $73.00

        A second key element of shareholder return is the price appreciation of each common share.
USBANCORP's common stock price per share appreciated 121% over the past two years.

     The top right graph is a pie graph showing the distribution of 1997 net income:

           Common dividend payout      34%
           Treasury stock repurchases  50%
           Retained for internal
                capital growth         16%

        In 1997, USBANCORP distributed 84% of its net income back to its shareholders through treasury stock repurchases and common dividend payments. These distributions are key strategies the Company uses to leverage its capital.

     The middle right graph is a bar graph showing book value per common share at December 31:

        1993     1994     1995     1996      1997
        $24.67   $24.57   $28.34   $29.90    $32.32

        A company's book value per common share
represents the accumulated and undistributed shareholder wealth. USBANCORP has increased this shareholder wealth by 31% over the past five years to $32.32 at December 31, 1997.

      The bottom right graph is an area graph showing asset leverage ratio compared to the management minimum target of 6% and the regulatory requirement of 5%:

        1993      1994     1995     1996     1997
        9.18%     6.64%    6.63%    6.51%    6.25%

        Fundamental to shareholder and depositor safety is the capital strength of the financial institution.
It is USBANCORP's intent to optimally leverage the capital base in order to enhance shareholder value while maintaining necessary regulatory requirements.

Page 5:  The top left graph is a bar graph showing
         UBAN total return vs. S&P 500 total return for the periods presented:

           1993    1994     1995     1996    1997

   UBAN    12%     -8%      64%      31%  80%
   S&P     10%      1%      28%      22%     33%

   Note: Total return includes dividends reinvested into  security.

     The graph at the bottom left is area graph graph showing market capitalization at December 31 (in thousands):

     1993        1994      1995     1996      1997
     $101,559   $117,225  $175,246  $212,132  $357,241

Page 6: The graph at the top left is bar graph
showing total loans at December   31   (in thousands):

     1993           1994         1995        1996        1997
     $727,186       $868,004     $834,634    $939,726    $989,575

        Appearing in the margin is a "call out"
reflecting the quote:

     "Feather Your Nest" symbolizes the complete line of financial products and services available to satisfy customer needs throughout their life-cycle.

Page 7: Appearing in the margin is a "call out" reflecting the quote:

     Listening and responding to customer feedback creates opportunity for growth in the small to medium size business segment.

     The bottom left graph is a bar graph showing the Company's net income per employee for the periods presented:

         1993      1994     1995     1996    1997
         $18,788   $15,429  $20,915  $26,604 $30,721

Page 8:   Appearing in the margin at the top of the
page is a "call out" reflecting the quote:

     Employees who donated over 11,000 hours of community service to more than 450 civic organizations earns your company the reputation of being a caring neighbor.

          Appearing in the margin at the bottom of the page is a "call out" reflecting the quote:

     Creating improved value for shareholders, customers, employees and the community will remain the focus of strategic initiatives in 1998 and beyond.

Page 9:    The graph is a bar graph showing the
Company's return on equity for the periods presented:

         1993      1994     1995     1996    1997
         11.46%    8.92%    11.03%   13.36%  15.00%

Page 10:   Shows a service area map of
USBANCORP, Inc.'s six southwestern Pennsylvania counties. The second map shows a closeup of the six counties identifying branch locations by subsidiary.

Page 44:   The bottom left graph is a bar graph showing
common stock price per share at December 31:

        1993     1994     1995    1996     1997
        $23.75   $21.00   $33.00  $41.75   $73.00

           The bottom right graph is a bar graph
showing the common dividend yield (based upon dividends declared and purchase at average market price each year) for the periods presented:

       1993      1994     1995     1996    1997
       3.50%     4.20%    4.13%    3.88%   2.93%

Page 47:   The top left graph is a bar graph showing
net income (in thousands):

         1993     1994     1995      1996      1997
         $12,488  $11,320  $15,803   $20,019   $23,497

           The graph at the bottom left is an area
graph showing total common shares outstanding at December 31:

        1993        1994        1995         1996       1997
     4,726,181   5,582,155   5,310,489    5,081,004   4,893,718


Page 48: The top left graph is a bar graph showing diluted earnings per share:

        1993     1994     1995     1996 1997
        $2.78    $2.18    $2.88    $3.83     $4.61

           The bottom left graph is a bar graph showing the Company's return on equity for the periods presented:

         1993      1994     1995     1996    1997
         11.46%    8.92%    11.03%   13.36%  15.00%

Page 49:   The graph at the top left is an bar graph
showing return on average assets:

        1993     1994    1995    1996   1997
        1.03%    0.75%   0.87%   $1.03  $1.09

            The graph at the bottom left is a bar graph showing tax equivalent net interest income (NII) in thousands and data points showing the net interest margin (NIM) percentage:

           1993     1994     1995   1996     1997

  NII   $50,225  $57,564  $58,954   $64,092  $69,798
  NIM     4.34%    4.03%    3.45%     3.52%    3.43%

Page 50:   The graph at the top left is a pie chart
showing loan portfolio composition at December 31, 1997, by loan type:

                Commercial 14%
                Commercial secured by real estate 31%
                Real estate - mortgage 46%
                Consumer  9%

             The bottom left graph is a pie chart
showing the liability funding mix at December 31, 1997:

                Deposits         52%
                Borrowing        40%
                Equity            8%

Page 51:     The graph at the top left is a pie chart
showing the deposit composition as of December 31, 1997:


             DDA              13%,    CD's          50%
             Savings & NOW    23%,    Money market  14%

             The bottom left graph is a area graph
showing net interest income (in thousands):

        1993     1994      1995      1996    1997
        $49,485  $55,818   $56,147   $61,138 $66,859

             The bottom right graph is a area graph
showing net interest margin percentage:

             1993     1994     1995      1996    1997
             4.34%    4.03%    3.45%     3.52%   3.43%

Page 54:     The top left graph is a bar graph
showing non-performing assets as a percentage of loans and OREO at December 31 for the periods presented:

        1993    1994   1995    1996     1997
        0.89%   0.91%  1.13%   0.92%    0.89%

            The bottom left graph is an bar graph
showing the allowance for loan losses as a percentage of total non-performing assets at December 31 for the periods presented:

        1993     1994    1995      1996      1997
        234.84%  197.32% 158.22%   153.72%   136.75%

            The bottom right graph is an area graph
showing the allowance for loan losses as a percentage of loans at December 31 for the periods presented:


        1993     1994    1995      1996      1997
        2.10%    1.80%   1.79%     1.42%     1.22%

Page 55:    The bottom left graph is a bar graph
showing the loan loss provision as a percentage of average loans:

        1993    1994      1995    1996    1997
        0.34%   (0.34%)   0.03%   0.01%   0.02%

Page 56: The bottom left graph is a bar graph showing the net charge-offs as a percentage of average loans:

        1993    1994    1995    1996    1997
        0.13%   0.04%   0.08%   0.20%   0.14%

Page 57: The top left graph is an bar graph showing non-interest income (in thousands):

        1993    1994     1995      1996      1997
        $10,150  $8,187  $16,543   $18,689   $20,203

          The bottom left graph is a bar graph showing
SMC residential mortgage loans originated
(in thousands) for the periods presented:

         1994     1995      1996        1997
         $85,469  $147,254  $205,085    $253,418

Page 58: The top left graph is a bar graph showing trust fee income (in thousands):

        1993    1994     1995     1996     1997
        $2,578  $3,023   $3,395   $3,708   $4,022

     The average annual growth rate in trust fee income is 11.8%.


          The bottom left graph is an bar graph showing the components of non-interest income (in thousands):

               1993    1994    1995     1996    1997
   All other   $4,801  $1,256  $7,656   $9,405  $10,754
   Deposit
    service
    charges    $2,771  $2,779  $2,937   $3,264  $3,323
   Net mortgage
    servicing
    fees       $0      $1,130  $2,555   $2,312  $2,104
   Trust fees  $2,578  $3,023  $3,395   $3,708  $4,022

Page 59: The top left graph is a bar graph showing non-interest expense(in thousands):

        1993        1994        1995       1996        1997
        $40,715     $49,519     $50,557    $52,474     $54,104

          The bottom left graph is an bar graph showing the components of non-interest expense (in thousands):

              1993        1994       1995     1996        1997
  All other   $12,605     $13,973    $16,017  $25,483     $18,097
  FDIC Ins.   $ 2,157     $ 2,576    $1,728   $   636       $119
 Occupancy
   Equipment  $ 6,001     $ 7,222    $ 7,507   $7,574     $7,691
  Salaries &
  benefits    $19,952     $23,311    $25,305  $ 25,483    $28,197

Page 60:   The top left graph is a bar graph showing
net overhead expense as a percentage of net interest income (excluding net security gains and losses):


                1993       1994      1995     1996       1997
                62.02%     60.67%    60.58%   53.71%     49.70%

                  The bottom left graph is a bar graph
showing the Company's efficiency ratio:

        1993      1994     1995     1996     1997
        67.44%    75.31%   66.97%   63.39%   60.11%

Page 61:    The graph at the top of the page is a bar
graph showing total assets at December 31 for the periods presented (in thousands):

        1993  $1,241,521
        1994  $1,788,890
        1995  $1,885,372
        1996  $2,087,112
        1997  $2,239,110

Page 62:  The top left graph is an bar graph showing
the Company's one year GAP ratio at December 31 for the
periods     presented:

        1993    1994    1995    1996     1997
        1.10x   0.79x   0.86x   0.79x     0.88x

                The graph at the bottom left is a pie
chart showing the deposit composition as of December
31, 1997:


             DDA              13%,    CD's          50%
             Savings & NOW    23%,    Money market  14%

Page 63: The top left graph is a pie chart showing the liability funding mix at December 31, 1997:

                Deposits         52%
                Borrowing        40%
                Equity            8%

                 The bottom left graph is a pie chart
showing the investment portfolio liquidity(scheduled maturities) as of December 31, 1997:

       Less than 1 year is 5%
       Greater than 1 year but less than 5 years is 30%
       Greater than 5 year but less than 10 years is 28%
       Greater than 10 years is 37%

Page 64: The top left graph is a bar graph showing average loans to average deposits ratio for the periods presented:

          1993        1994        1995       1996      1997
          68.49%      71.87%      69.15%     74.35%    83.81%

             The bottom left graph is an area graph
showing asset leverage ratio compared to the management minimum target of 6% and the regulatory requirement of 5%:

          1993      1994       1995      1996        1997
          9.18%     6.64%      6.63%     6.51%       6.25%

Page 65: The top left graph is a bar graph showing the Company's total risk based capital at December 31 compared to a regulatory requirement of 8.00%:

        1993      1994       1995        1996       1997
        15.97%    13.70%     14.88%      14.16%     14.12%

          The graph at the bottom left is a pie chart showing the distribution of 1997 net income:

      Common dividend payout            34%
      Treasury stock repurchases        50%
      Retained for internal capital     16%
       growth

Page 68:   The top left graph is a pie chart showing
1997 gross revenue contribution by product segment (in thousands):

  Investments    $72,075,      Trust      $4,022,
  Commercial     $39,084,      Wholesale  $976,
  Consumer       $58,834,


         The bottom left graph is a pie chart showing
1997 gross revenue contribution by product segment
(percentage):

  Investments    41%,          Trust      2%,
  Commercial     22%,          Wholesale  1%,
  Consumer       34%,

Page 69:   The top left graph is a pie chart showing
1996 gross revenue contribution by product segment (in thousands):

  Investments    $63,538,      Trust      $3,708,
  Commercial     $30,606,      Wholesale  $1,085,
  Consumer       $57,085,


         The bottom left graph is a pie chart showing
1996 gross revenue contribution by product segment
(percentage):

  Investments    41%,          Trust      2%,
  Commercial     20%,          Wholesale  1%,
  Consumer       36%,

Page 70:   The top left graph is a area graph showing
pre tax income (in thousands):

        1993        1994        1995       1996        1997
        $16,520     $17,251     $21,848    $27,263     $32,800

                  The bottom left graph is a bar graph
showing diluted earnings per share:

        1993     1994     1995     1996      1997
        $2.78    $2.18    $2.88    $3.83     $4.61

Page 71: The graph at the top left is a bar graph showing trust assets. The graph presents the book value of client assets which is discretionary and non-discretionary at December 31 (in millions):

        1993    1994     1995     1996        1997
        $943    $1,027   $1,043   $1,157    $1,122

        Note: 19% growth rate from 1993 to 1997.

Page 72:   The graph at the top left is bar graph
showing total loans at December   31   (in thousands):

     1993           1994         1995        1996      1997
     $727,186       $868,004     $834,634    $939,726  $989,575

                The graph at the bottom left is line
graph comparing Johnstown s unemployment rates to the city of Pittsburgh, the state of Pennsylvania and National unemployment rates from January 1995 to December 1997.

Page 73: The middle left graph is a bar graph showing the Company's net income per employee for the periods presented:

         1993        1994        1995       1996       1997
         $18,788     $15,429     $20,915    $26,604    $30,721

Page 74:   The middle left graph is a bar graph showing
assets per full time equivalent employee at December 31 for the periods presented (in thousands):

         1993     1994      1995       1996      1997
         $1,829   $2,070   $2,419   $2,588    $2,814

Page 75: The top left graph is a pie chart showing the investment portfolio liquidity(scheduled maturities) as of December 31, 1997:

       Less than 1 year is 5%
       Greater than 1 year but less than 5 years is 30%
       Greater than 5 year but less than 10 years is 28%
       Greater than 10 years is 37%

           The bottom left graph is a pie chart showing the investment portfolio liquidity(scheduled maturities) as of December 31, 1996:

       Less than 1 year is  3%
       Greater than 1 year but less than 5 years is 23%
       Greater than 5 year but less than 10 years is 32%
       Greater than 10 years is 42%

Page 76:   The graph at the middle left is a pie chart
showing loan portfolio composition at December 31, 1997, by loan type:

                Commercial 14%
                Commercial secured by real estate 31%
                Real estate - mortgage 46%
                Consumer  9%

             The graph at the bottom left is a pie
chart showing loan portfolio composition at December
31, 1996, by loan type:

                Commercial 15%
                Commercial secured by real estate 29%
                Real estate - mortgage 44%
                Consumer  12%

Page 77: The middle left graph is a bar graph showing average loans to average deposits ratio for the periods presented:

          1993        1994        1995       1996      1997
          68.49%      71.87%      69.15%     74.35%    83.81%

Page 78:   The graph at the top left is a pie chart
showing the deposit composition as of December 31, 1997:


             DDA              13%,    CD's          50%
             Savings & NOW    23%,    Money market  14%

                  The graph at the middle left is a pie
chart showing the deposit composition as of December
31, 1996:


              DDA              13%,    CD's         50%
             Savings & NOW    24%,    Money market  13%

Page 91: The graph at the bottom left is a bar graph showing common stock price to book value at December
31:

             1993     1994      1995         1996         1997
             96.27%   85.47%    116.44%      139.63%      225.87%

The graph at the bottom right is a bar graph showing common stock market price to diluted earnings per share for the periods presented:

          1993    1994    1995     1996       1997
          9.85x   9.63x   11.50x   10.90x    15.84x

Exhibit 24.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 23, 1998 included in this Form 10-K, into USBANCORP, Inc.'s previously filed Registration Statements on Form S-3(Registration No. 33-56604); Form S-8(Registration No. 33-53935); Form S-8(Registration No. 33-55845); Form S-8(Registration No. 33-55207) and Form S-8(Registration No. 33-55211).

\s\Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
March 23, 1998