Form 10-Q
period 1998-03-31
USBANCORP INC /PA/
filed 1998-05-13
CIK 707605

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

                            (Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998


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


                       X Yes                        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                    Outstanding at April 30, 1998
Common Stock, par value $2.50                    4,798,009
per share

                          USBANCORP, INC.

                               INDEX

                                                       Page No.
PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheet -
               March 31, 1998, December 31, 1997,
               and March 31, 1997                        3


          Consolidated Statement of Income -
               Three Months Ended March 31, 1998,
               and 1997                                  4


          Consolidated Statement of Changes
               in Stockholders' Equity -
               Three Months Ended
               March 31, 1998, and 1997                  6


          Consolidated Statement of Cash Flows -
               Three Months Ended
               March 31, 1998, and 1997                  7


          Notes to Consolidated Financial
               Statements                                8


          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                21



Part II.  Other Information                             36

                          USBANCORP, INC.
                    CONSOLIDATED BALANCE SHEET
                          (In thousands)

                                         March 31        December 31    March 31
                                         1998            1997           1997
                                         (Unaudited)                    (Unaudited)
ASSETS
  Cash and due from banks                $       39,733  $     38,056   $       46,096
  Interest bearing deposits with banks              187           163            5,556
  Federal funds sold and securities
     purchased under agreements to resell             -             -                -
  Investment securities:
     Available for sale                         554,205       580,115          438,032
     Held to maturity (market value $505,938 on
     March 31, 1998, $541,093 on December 31,
     1997, and $575,071 on March 31, 1997)      497,288       532,341          579,576
  Assets held in trust for collateralized
     mortgage obligation                          3,950         4,267            5,032
  Loans held for sale                            30,786        13,163            8,782
  Loans                                         992,989       981,739          945,512
  Less:   Unearned income                         5,759         5,327            5,195
       Allowance for loan losses                 11,880        12,113           13,206
       Net Loans                                975,350       964,299          927,111
  Premises and equipment                         17,774        17,630           17,897
  Accrued income receivable                      16,488        17,317           16,913
  Mortgage servicing rights                      13,785        14,960           14,360
  Goodwill and core deposit intangibles          18,532        19,122           20,889
  Bank owned life insurance                      34,398        33,979           32,836
  Other assets                                    5,321         3,698            8,245
        TOTAL ASSETS                      $   2,207,797   $ 2,239,110     $  2,121,325

LIABILITIES
  Non-interest bearing deposits           $     159,411   $   146,685     $    141,217
  Interest bearing deposits                   1,008,441       992,842        1,013,088
     Total deposits                           1,167,852     1,139,527        1,154,305
  Federal funds purchased and securities
     sold under agreements to repurchase         93,421        92,829           98,188
  Other short-term borrowings                    61,362        57,892           56,621
  Advances from Federal Home Loan Bank          692,430       754,195          625,734
  Collateralized mortgage obligation              3,508         3,779            4,438
  Long-term debt                                  4,008         4,361            5,790
     Total borrowed funds                       854,729       913,056          790,771

  Other liabilities                              29,481        28,347           25,600
        TOTAL LIABILITIES                     2,052,062     2,080,930        1,970,676

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; 2,000,000
      shares authorized; there were no shares
      issued and outstanding for the periods
      presented                                      -             -                 -
  Common stock, par value $2.50 per share;
      12,000,000 shares authorized; 5,775,601
      shares issued and 4,795,804 outstanding
      on March 31, 1998; 5,760,676 shares issued
      and 4,893,718 outstanding on December 31,
      1997; 5,769,157 shares issued and
      5,060,929 outstanding on March 31, 1997    14,437        14,402           14,395
  Treasury stock at cost, 979,797 shares on
      March 31, 1998, 866,958 shares on
      December 31, 1997, and 697,228 shares
      on March 31, 1997                         (39,136)      (31,175)         (21,200)
  Surplus                                        94,212        93,934           93,887
  Retained earnings                              82,882        78,866           67,501
  Net unrealized holding gains (losses) on
     available for sale securities                3,340         2,153           (3,934)

      TOTAL STOCKHOLDERS' EQUITY                155,735       158,180          150,649

        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY              $   2,207,797   $ 2,239,110     $  2,121,325

  See accompanying notes to consolidated financial statements.

                           USBANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
               (In thousands, except per share data)
                             Unaudited
[CAPTION]

                                                          Three Months Ended
                                                               March 31
                                                       1998                1997
INTEREST INCOME
  Interest and fees on loans and loans held for sale:
     Taxable                                           $   20,658          $   19,677
     Tax exempt                                               622                 561
  Deposits with banks                                          16                  28
  Investment securities:
     Available for sale                                     8,933               7,875
     Held to maturity                                       9,388               9,200
  Assets held in trust for collateralized
     mortgage obligation                                       75                  97
           Total Interest Income                           39,692              37,438
INTEREST EXPENSE
  Deposits                                                 10,197              10,326
  Federal funds purchased and securities
     sold under agreements to repurchase                    1,261               1,326
  Other short-term borrowings                               1,126                 969
  Advances from Federal Home Loan Bank                     10,125               8,193
  Collateralized mortgage obligation                           92                  88
  Long-term debt                                               30                  31
           Total Interest Expense                          22,831              20,933

NET INTEREST INCOME                                        16,861              16,505
  Provision for loan losses                                   150                  23
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                          16,711              16,482

NON-INTEREST INCOME
  Trust fees                                                1,109               1,000
  Net gains on investment securities                          219                 102
  Net gains on loans held for sale                            724                 275
  Wholesale cash processing fees                              186                 283
  Service charges on deposit accounts                         782                 817
  Net mortgage servicing fees                                 314                 572
  Bank owned life insurance                                   419                 384
  Other income                                              1,615               1,190
           Total Non-Interest Income                        5,368               4,623

NON-INTEREST EXPENSE
  Salaries and employee benefits                            7,490               6,929
  Net occupancy expense                                     1,154               1,127
  Equipment expense                                           796                 872
  Professional fees                                           792                 764
  Supplies, postage, and freight                              671                 652
  Miscellaneous taxes and insurance                           356                 378
  FDIC deposit insurance expense                               38                 (87)
  Amortization of goodwill and core deposit intangibles       590                 589
  Other expense                                             2,365               1,982
           Total Non-Interest Expense                  $   14,252           $   13,206

                      CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE

                                                         Three Months Ended
                                                               March 31
                                                       1998                 1997

INCOME BEFORE INCOME TAXES                                  7,827                7,899
  Provision for income taxes                                2,132                2,231

NET INCOME                                             $    5,695           $    5,668

PER COMMON SHARE DATA:
  Basic:
     Net income                                        $     1.17           $     1.12
     Average number of common shares outstanding        4,849,623            5,080,992
  Diluted:
     Net income                                        $     1.15           $     1.10
     Average number of common shares outstanding        4,942,841            5,146,014
  Cash Dividend Declared                               $     0.35           $     0.30

See accompanying notes to consolidated financial statements.

                          USBANCORP, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In thousands)
                             Unaudited

                                                                           Net
                                                                           Unrealized
                                                                           Holding
                       Preferred  Common   Treasury             Retained   Gains
                       Stock      Stock    Stock      Surplus   Earnings   (Losses)     Total

Balance December 31,
   1996                $      -   $ 14,356 $(19,538)  $ 93,527  $ 63,358   $        214 $151,917
Net Income                    -          -        -          -     5,668              -    5,668
Dividend reinvestment
   and stock
   purchase plan              -         39        -        360         -              -      399
Net unrealized holding
   gains (losses) on
   investment
   securities                 -          -        -          -         -        (4,148)   (4,148)
Treasury Stock, 35,968
   shares at cost             -          -   (1,662)         -         -              -   (1,662)
Cash dividends declared:
   Common stock($0.30 per
   share on 5,085,429
   shares)                    -          -        -          -    (1,525)             -   (1,525)
Balance March 31, 1997  $     -   $ 14,395 $(21,200)  $ 93,887  $ 67,501   $    (3,934) $150,649

Balance December 31,
   1997                 $     -   $ 14,402 $(31,175)  $ 93,934  $ 78,866   $     2,153  $158,180
Net Income                    -          -        -          -     5,695             -     5,695
Dividend reinvest-
   ment and stock
   purchase plan              -         35        -        278         -             -       313
Net unrealized holding
   gains (losses) on
   investment securities      -          -        -          -         -         1,187     1,187
Treasury Stock, 112,839
   shares at cost             -          -   (7,961)         -         -             -    (7,961)
Cash dividends declared:
   Common stock ($0.35 per
   share on 4,798,744
   shares)                    -          -        -          -    (1,679)            -    (1,679)
Balance March 31, 1998$       -   $ 14,437 $(39,136)  $ 94,212  $ 82,882   $      3,340 $155,735

See accompanying notes to consolidated financial statements.

                          USBANCORP, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In thousands)
                             Unaudited

                                                           Three Months Ended
                                                                March 31
                                                         1998            1997
OPERATING ACTIVITIES
      Net income                                         $    5,695      $    5,668
      Adjustments to reconcile net income to net cash
            (used) provided by operating activities:
         Provision for loan losses                              150              23
         Depreciation and amortization expense                  632             610
         Amortization expense of goodwill and core
             deposit intangibles                                590             589
         Amortization expense of mortgage servicing rights      607             399
         Net amortization (accretion) of investment
              securities                                        178             (32)
         Net realized gains on investment securities           (219)           (102)
         Net realized gains on loans and loans held for sale   (724)           (275)
         Origination of mortgage loans held for sale       (107,998)        (50,891)
         Sales of mortgage loans held for sale               92,811          56,179
         Decrease in accrued income receivable                  829             449
         Increase (decrease) in accrued expense payable      (1,123)            926
      Net cash (used) provided by operating activities       (8,572)         13,543

INVESTING ACTIVITIES
         Purchases of investment securities and other
             short-term investments                        (119,224)       (164,929)
         Proceeds from maturities of investment securities
             and other short-term investments                63,560          44,578
         Proceeds from sales of investment securities and
            other short-term investments                    118,314          98,709
         Long-term loans originated                         (72,554)        (83,789)
         Loans held for sale                                (30,786)         (8,782)
         Principal collected on long-term loans              89,016          78,290
         Loans purchased or participated                          -          (1,087)
         Net decrease in credit card receivable and other
            short-term loans                                  1,411             836
         Purchases of premises and equipment                   (776)           (311)
         Sale/retirement of premises and equipment                -               7
  Net decrease in assets held in trust for collateralized
           mortgage obligation                                  317             227
         Net decrease (increase) mortgage servicing rights      568          (2,265)
         Net (increase) decrease in other assets             (2,501)            459
      Net cash provided (used) by investing activities       47,345         (38,057)

FINANCING ACTIVITIES
         Proceeds from sales of certificates of deposit     103,978          79,128
         Payments for maturing certificates of deposits     (92,583)        (56,481)
         Net increase (decrease) in demand and savings
             deposits                                        16,930          (7,080)
         Net increase (decrease) in federal funds purchased,
            securities sold under agreements to repurchase,
            and other short-term borrowings                   3,791          (1,184)
         Net principal (repayments) borrowings of advances
            from Federal Home Loan Bank                     (61,765)         20,235
         Principal borrowings on long-term debt                 900           5,068
      Repayments of long-term debt                           (1,253)         (3,450)
         Common stock cash dividends paid                    (1,225)         (2,541)
         Proceeds from dividend reinvestment, stock
            purchase plan, and stock options exercised          313             399
         Purchases of treasury stock                         (7,961)         (1,662)
         Net increase (decrease) in other liabilities         1,803            (667)
      Net cash (used) provided by financing activities      (37,072)         31,765

NET INCREASE IN CASH EQUIVALENTS                              1,701           7,251

CASH EQUIVALENTS AT JANUARY 1                                38,219          44,401

CASH EQUIVALENTS AT MARCH 31                               $ 39,920        $ 51,652

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

     With respect to the unaudited consolidated financial information of the Company for the three month periods ended March 31, 1998, and 1997, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated April 16, 1998, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1997, numbers are derived from audited financial statements.

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's "Annual Report and Form 10-K" for the year ended
December 31, 1997.

3.   Earnings Per Common Share

     During the fourth quarter of 1997, the Company adopted
Statement of Financial Accounting Standards ("SFAS") #128,
"Earnings Per Share." Under SFAS #128, earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. All prior periods have been restated to reflect this adoption. Treasury shares are treated as retired for earnings per share purposes.

4.   Comprehensive Income

     In January 1998, the Company adopted SFAS #130,
"Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement. For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities. The changes of other comprehensive income are reported net of income taxes, as follows (in millions):


                                                      March 31,    March 31,
                                                      1998         1997
Net income                                            $5,695       $5,668

Other comprehensive income, before tax:

   Unrealized holding gains(losses) on
    investment securities                              1,646        (6,376)
      Less: reclassification adjustment for
        gains included in net income                    (219)         (102)
      Other comprehensive income(loss) before tax      1,427        (6,478)
      Income tax expense(credit) related to items
        of other comprehensive income                    389        (1,829)
      Other comprehensive income(loss), net of tax     1,038        (4,649)
Comprehensive income                                  $6,733        $1,019

5.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The
Company made $39,000 in income tax payments in the first quarter of 1998 as compared to $1,186,000 for the first three months of 1997. Total interest expense paid amounted to $15,375,000 in 1998's first three months compared to $20,007,000 in the same 1997 period.

6.   Investment Securities

     The Company uses SFAS #115, "Accounting for Certain
Investments in Debt and Equity Securities," which specifies a methodology for the classification of securities as either held to maturity, available for sale, or as trading assets. Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method.

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

Investment securities available for sale:

                                                  March 31, 1998
                                                  Gross      Gross
                                         Book     Unrealized Unrealized   Market
                                         Value    Gains      Losses       Value
  U.S. Treasury                          $  2,443 $      8   $    (2)     $  2,449
  U.S. Agency                               1,768       13         -         1,781
  State and municipal                      13,519      280         -        13,799
  U.S. Agency mortgage-backed securities  485,083    3,460      (790)      487,753
  Other securities<F1>                     46,347    2,093       (17)       48,423
       Total                             $549,160 $  5,854   $  (809)     $554,205

Investment securities held to maturity:

                                                   March 31, 1998
                                                   Gross      Gross
                                         Book      Unrealized Unrealized  Market
                                         Value     Gains      Losses      Value
  U.S. Treasury                          $  16,319 $      16  $    (1)    $  16,334
  U.S. Agency                                6,604        94        -         6,698
  State and municipal                      113,611     2,611      (38)      116,184
  U.S. Agency mortgage-backed securities   357,837     6,121     (296)      363,662
  Other securities<F1>                       2,917       143        -         3,060
       Total                              $497,288 $   8,985  $  (335)    $505,938

<F1>Other investment securities include corporate notes and
bonds, asset-backed securities, and equity securities.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At March 31, 1998, 98.7% of the portfolio was rated "AAA" compared to 98.6% at March 31, 1997. Approximately 0.01% of the portfolio was rated below "A" or unrated on March 31, 1998.

7.   Loans Held for Sale

     At March 31, 1998, $30,786,000 of newly originated fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months.
The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value. Net realized and unrealized gains and losses are included in "Net gains
(losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

8.   Loans

     The loan portfolio of the Company consists of the
following (in thousands):
                                 March 31      December 31     March 31
                                 1998         1997             1997

     Commercial                  $141,598     $143,113         $149,266
     Commercial loans secured
        by real estate            320,058      302,620          278,871
     Real estate - mortgage       438,161      440,734          412,364
     Consumer                      93,172       95,272          105,011
        Loans                     992,989      981,739          945,512
     Less:  Unearned income         5,759        5,327            5,195
     Loans, net of unearned
        income                   $987,230     $976,412         $940,317

     Real estate-construction loans were not material at these presented dates and comprised 3.1% of total loans net of unearned income at March 31, 1998. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

    the application of reserve allocations for commercial and commercial real-estate loans are calculated by using a three year migration analysis of net losses incurred within the entire commercial loan portfolio.

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

    An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                     Three Months Ended            Year Ended
                                          March 31                December 31

                                     1998             1997         1997
Balance at beginning of period       $ 12,113         $ 13,329     $ 13,329

Charge-offs:
     Commercial                           128               10        1,040
     Real estate-mortgage                  92               49          202
     Consumer                             299              241        1,255
     Total charge-offs                    519              300        2,497

Recoveries:
     Commercial                            21               53          529
     Real estate-mortgage                  36               22          262
     Consumer                              79               79          332
     Total recoveries                     136              154        1,123

Net charge-offs                           383              146        1,374
Provision for loan losses                 150               23          158
Balance at end of period             $ 11,880         $ 13,206     $ 12,113

As a percent of average loans
     and loans held for sale,
     net of unearned income:

     Annualized net charge-offs          0.16%          0.06%         0.14%
     Annualized provision for
        loan losses                      0.06           0.01          0.02
Allowance as a percent of loans
     and loans held for sale, net
     of unearned income at period end    1.17           1.39          1.26
Total classified loans                $31,870        $21,044       $26,184
Dollar allocation of reserve
     to general risk                    5,723          6,398         5,980
Percentage allocation of
     reserve to general risk            48.17%         48.45%        49.37%

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 26 and 29, respectively.)

10. Components of Allowance for Loan Losses

    The Company uses SFAS #114, "Accounting by Creditors for Impairment of a Loan" which was subsequently amended by SFAS #118, "Accounting by Creditors for Impairment of a
Loan-Income Recognition and Disclosures" to account for impaired loans. SFAS #114 addresses the treatment and disclosure of certain loans where it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.
This standard defines the term "impaired loan" and indicates the method used to measure the impairment. The measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.
Additionally, SFAS #118 requires the disclosure of how the creditor recognizes interest income related to these impaired loans.

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

    The Company had loans totalling $1,143,000 and $2,271,000 being specifically identified as impaired and a corresponding allocation reserve of $650,000 and $1,260,000 at March 31, 1998, and March 31, 1997, respectively. The average outstanding balance for loans being specifically identified as impaired was $1,078,000 for the first quarter of 1998 compared to $2,281,000 for the first quarter of 1997. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first quarter of 1998 or 1997.

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

                    March 31, 1998     December 31, 1997       March 31, 1997
                           Percent of            Percent of         Percent of
                           Loans in              Loans in           Loans in
                           Each                  Each               Each
                           Category              Category           Category
                   Amount  to Loans    Amount    to Loans   Amount  to Loans
Commercial         $ 1,143    13.9%    $ 1,020      14.4%   $ 1,415     15.7%
Commercial
  loans secured
  by real estate     2,505    31.4       2,543      30.6      2,856     29.4
Real Estate -
  mortgage             414    46.1         414      45.9        400     44.4
Consumer             1,445     8.6       1,506       9.1        877     10.5
Allocation to
  general risk       5,723       -       5,980         -      6,398        -
Allocation for
  impaired loans       650       -         650         -      1,260        -

     Total          11,880   100.0%    $12,113    100.0%    $13,206   100.0%

     Even though real estate-mortgage loans comprise approximately 46% of the Company's total loan portfolio, only $414,000 or 3.5% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

     At March 31, 1998, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note
#9.)

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

     The following table presents information concerning non-performing assets (in thousands, except percentages):

                             March 31       December 31         March 31
                             1998           1997                1997
Non-accrual loans            $ 5,521        $ 6,450             $ 6,846
Loans past due 90
   days or more                  165          1,601               3,040
Other real estate owned        1,172            807                 524
Total non-performing
    assets                   $ 6,858        $ 8,858             $10,410

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate
   owned                      0 .67%          0.89%              1.10%

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

                                           Three Months Ended
                                                March 31
                                           1998         1997
Interest income due in accordance
   with original terms                     $  99        $ 144

Interest income recorded                      (2)         (30)
Net reduction in
   interest income                         $  97        $ 114

12.  Off-Balance Sheet Hedge Instruments

     Policies

     The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated Balance Sheet.
Unrealized gains or losses on these hedge transactions are deferred. It is the Company's policy not to terminate hedge transactions prior to expiration date.

     For interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Since only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.

     Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions outstanding as of March 31, 1998, are as follows:

     Borrowed Funds Hedges

     The Company has entered into several interest rate
swaps to hedge short-term borrowings used to leverage the
balance sheet.  Specifically, FHLB advances which reprice
between 30 days and one year are being used to fund
fixed-rate agency mortgage-backed securities with durations
ranging from two to three  years.   Under these swap
agreements, the Company pays a fixed rate of interest and receives a floating rate which resets either monthly, quarterly, or annually. The following table summarizes the interest rate swap transactions which impacted the Company s first three months of 1998 performance:

                                  Fixed  Floating                Impact
 Notional   Start    Termination  Rate   Rate      Repricing    On Interest
   Amount    Date    Date         Paid   Received  Frequency     Expense

$40,000,000 3-17-97  3-15-99      6.19%   5.67%    Monthly      $ 48,942
 50,000,000 5-08-97  5-10-99      6.20    5.88     Annually       40,000
 25,000,000 6-20-97  6-20-99      5.96    5.51     Monthly        27,805
 50,000,000 9-25-97  9-25-99      5.80    5.53     Monthly        34,534

   The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties
(which include Mellon Bank and Corestates Bank) in the interest rate swap agreements is remote.

     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors.
The Company had no interest rate caps or floors outstanding at March 31, 1998, or March 31, 1997.

13.   Goodwill and Core Deposit Intangible Assets

      USBANCORP's balance sheet shows both tangible assets
(such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $15.0 million of goodwill and $3.5 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 Johnstown
Savings Bank acquisition.

     The Company is amortizing core deposit intangibles
over periods ranging from five to ten years while goodwill
is being amortized over a 15 year life. The straight-line
method of amortization is being used for both of these
categories of intangibles. The amortization expense of
these intangible assets reduced the first three months of
1998 diluted earnings per share by $0.11.  It is important
to note that this intangible amortization expense is not a
future cash outflow.   The following table reflects the
future amortization expense of the intangible assets (in thousands):

                Remaining 1998             $ 1,580
                      1999                   2,014
                      2000                   1,904
                      2001                   1,865
                      2002                   1,865
                2003 and after               9,304

14.  Federal Home Loan Bank Borrowings

     Total FHLB borrowings consist of the following at March 31, 1998, (in thousands, except percentages):

  Type                   Maturing              Amount           Weighted
                                                                Average
                                                                Rate

  Open Repo Plus         Overnight             $    12,500      6.20%

  Advances and           1998                      510,036      5.54
    wholesale            1999                      126,268      5.86
    repurchase           2000                       33,750      5.44
    agreements           2001                       10,126      8.22
                         2002                        8,500      7.06
                         2003 and after              3,750      6.61

Total Advances and                                 692,430      5.66
  wholesale repurchase
  agreements

Total FHLB Borrowings                             $704,930      5.67%

All of the above borrowings bear a fixed rate of interest, with the only exceptions being the Open Repo Plus advances whose rate can change daily. All FHLB stock along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings.

  15.  Capital

    The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
    Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 1998, the Company meets all capital adequacy requirements to which it is subject.
    As of March 31, 1998, and 1997, as well as, December
31, 1997, the Federal Reserve categorized the Company as
"Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category.

                                                                        To Be Well
                                                                        Capitalized Under
                                               For Capital              Prompt Corrective
As of March 31, 1998      Actual               Adequacy Purposes        Action Provisions
                          Amount      Ratio    Amount      Ratio        Amount      Ratio
Total Capital (to Risk                   (In thousands, except ratios)
  Weighted Assets)
    Consolidated          $  144,552  13.46%   $   85,923  8.00%        $  107,404  10.00%
    U.S. Bank                 88,498  15.45        45,835  8.00             57,294  10.00
    Three Rivers Bank         66,349  13.28        39,974  8.00             49,968  10.00

Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated             132,642  12.35        42,962  4.00             64,442   6.00
    U.S. Bank                 82,609  14.42        22,918  4.00             34,376   6.00
    Three Rivers Bank         60,358  12.08        19,987  4.00             29,981   6.00

Tier 1 Capital (to Average
  Assets)
    Consolidated             132,642   5.94        89,312  4.00            111,641   5.00
    U.S. Bank                 82,609   6.69        49,384  4.00             61,730   5.00
    Three Rivers Bank         60,358   6.07        39,758  4.00             49,697   5.00

16.  Subsequent Events

Branch Acquisition

     On January 30, 1998, Three Rivers Bank and National
City Bank of Pennsylvania ("National City") entered into a
Purchase and Assumption Agreement (the "Branch Agreement"), pursuant to which Three Rivers Bank agreed to purchase certain assets and assume certain liabilities of two
National City offices located in Allegheny County.
Pursuant to the Branch Agreement, and subject to certain conditions set forth therein, Three Rivers Bank will: (i) assume certain deposit liabilities totalling approximately
$34 million; (ii) purchase all the real estate and furniture and fixtures of these two branch locations; (iii) purchase the safe deposit box business conducted at the branches; (iv) assume contracts that relate to the operation of the branches; and (v) purchase the vault cash.
In consideration for the assumption of the deposit liabilities, Three Rivers Bank will pay National City a deposit premium of 7.0% or approximately $2.4 million. In addition, Three Rivers Bank is purchasing cash reserve loans at par value.

     The consummation of the branch acquisition is contingent upon, among other things, receipt of all necessary regulatory approvals. Management anticipates that this transaction will be consummated in June 1998.

Trust Preferred Securities

     On April 28, 1998, the Company announced that it completed a $34.5 million public offering of 8.45% Trust
Preferred Securities, which represent undivided beneficial interests in the assets of a recently formed Delaware business trust, USBANCORP Capital Trust I. The Trust
Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003.

     Proceeds of the issue will be invested by USBANCORP
Capital Trust I in Junior Subordinated Debentures issued by the Company. The Trust Preferred Securities are fully and unconditionally guaranteed by the Company. Net proceeds from the $34.5 million offering will be used for general corporate purposes, including the repayment of debt, the repurchase of USBANCORP common stock, and investments in and advances to the Company's subsidiaries. The Trust
Preferred Securities were rated BBB- by Thomson BankWatch and are listed on NASDAQ under the symbol "UBANP".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")


 .....PERFORMANCE OVERVIEW.....The Company's net income for
the first quarter of 1998 totalled $5,695,000 or $1.15 per share on a diluted basis. The Company's net income for the first quarter of 1997 totalled $5,668,000 or $1.10 per share on a diluted basis. The 1998 results reflect a $27,000 or 0.5% earnings increase and a $0.05 or 4.5% improvement in diluted earnings per share when compared to the 1997 first quarter results. Earnings per share grew at a faster rate than net income due to the success of the Company s ongoing treasury stock repurchase program. The
Company's return on equity averaged 14.58% for the first quarter of 1998 which was down slightly from the 14.92% return on equity reported in the first quarter of 1997.
The Company s return on assets dropped by seven basis points to 1.03% in the first quarter of 1998.

    The Company's improved earnings performance in the first quarter of 1998 was due to a combination of increased revenue and effective capital management strategies.
Specifically, net interest income increased by $356,000 or 2.2% while total non-interest income grew by $745,000 or 16.1%. This increased revenue offset higher non-interest expense and an increase in the provision for loan losses.
Total non-interest expense was $1.0 million or 7.9% higher in the first quarter of 1998 while the provision for loan losses increased by $127,000. The Company's earnings per share was also enhanced by the repurchase of its common stock because there were 203,000 fewer average diluted shares outstanding in the first quarter of 1998. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

Presented on this page was a graphic presentation of Diluted
Earnings Per Share for the past seven quarters. The data points presented were $1.15, $1.19, $1.18, $1.15, $1.10, $1.06, and $0.83, respectively.

                              Three Months Ended   Three Months Ended
                              March 31, 1998       March 31, 1997
 Net income                   $ 5,695              $ 5,668
 Diluted earnings per share      1.15                 1.10
 Return on average assets        1.03%                1.10%
 Return on average equity       14.58                14.92
 Average diluted common
    shares outstanding          4,943                5,146

 .....NET INTEREST INCOME AND MARGIN.....The Company's net
interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.
It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table compares the Company's net interest income performance for the first quarter of 1998 to the first quarter of 1997 (in thousands, except percentages):

                        Three Months Ended
                             March 31
                         1998       1997       $ Change   % Change
Interest income          $ 39,692   $ 37,438     2,254       6.0
Interest expense           22,831     20,933     1,898       9.1
Net interest income        16,861     16,505       356       2.2
Tax-equivalent
   adjustment                 720        748       (28)     (3.7)
Net tax-equivalent
   interest income       $ 17,581   $ 17,253       328       1.9

Net interest margin          3.28%      3.48%    (0.20)%     N/M

N/M - Not meaningful.

     USBANCORP's net interest income on a tax-equivalent
basis increased by $328,000 or 1.9% due to growth in
earning assets.  Total average earning assets were $153
million higher in the first quarter of 1998 as total loans
grew by $57 million or 6.1% while investment securities
increased by $98 million or 9.7%.  The income benefit from
this growth in earning assets more than offset the negative
impact of a 20 basis point decline in the net interest
margin to 3.28%.  The drop in the net interest margin
reflects a 14 basis point decline in the earning asset
yield due primarily to accelerated prepayments in both the
securities and loan portfolios resulting from the flat
treasury yield curve and the reinvestment of these cash
flows in lower yielding assets.  The cost of funds
increased by six basis points as the growth in the earning
asset base was funded primarily with borrowings from the
Federal Home Loan Bank.   The overall growth in the earning
asset base was one important strategy used by the Company to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital
Resources) and to limit net interest income variability to plus or minus 7.5% and net income variability to plus or minus 15% over a twelve month period. (See further discussion under Interest Rate Sensitivity).

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first quarter of 1998 increased by $2.2 million or 5.8% when compared to the same 1997 period. This increase was due primarily to a $153 million or 7.8% increase in total average earning assets which caused interest income to rise by $2.9 million. This positive factor was partially offset by a 14 basis point drop in the earning asset yield to 7.66% which caused a $700,000 reduction in interest income. Within the earning asset base, the yield on total investment securities decreased by 18 basis points to 6.77% while the yield on the total loan portfolio declined by seven basis points to 8.61%. Accelerated prepayments of mortgage related assets was the primary factor causing the compression in the earning asset yield. These heightened prepayments reflect increased customer refinancing activity due to drops in intermediate- and long-term interest rates on the treasury yield curve.

    Nine consecutive quarters of loan growth fueled the improvement in the loan-to-deposit ratio which contributed to the earning asset growth. The Company s loan-to-deposit ratio averaged 86.5% for the first quarter of 1998 compared to an average of 82.6% for the first quarter of 1997. This loan growth resulted from the Company s ability to take market share from its competitors through strategies which emphasize convenient customer service and hard work. Other factors contributing to the loan growth were a stable economic environment and the formation of two loan production offices in the higher growth markets of Westmoreland and Centre Counties.

    The Company's total interest expense for the first quarter of 1998 increased by $1.9 million or 9.1% when compared to the same 1997 period. This higher interest expense was due primarily to a $134 million increase in average interest bearing liabilities which caused interest expense to rise by $1.6 million. This growth in interest bearing liabilities occurred predominantly in borrowings from the FHLB which were used to fund the previously mentioned earning asset growth. For the first quarter of 1998, the Company's total level of short-term borrowed funds and FHLB advances averaged $900 million or 40.0% of total assets compared to an average of $764 million or 36.4% of total assets for the first quarter of 1997. These borrowed funds had an average cost of 5.62% in the first quarter of 1998 which was 151 basis points greater than the average cost of deposits which amounted to 4.11%. This greater dependence on borrowings to fund the earning asset base was a key factor responsible for the six basis point increase in the total cost of interest bearing liabilities from 4.77% in the first quarter of 1997 to 4.83% in the first quarter of 1998. This increase in the total cost of funds occurred despite a six basis drop in the cost of deposits to 4.11%.

    It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $165 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note
#12.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets. With accelerated prepayments expected to continue in 1998, the Company expects to channel cash flow from the investment securities portfolio into the loan portfolio. If new loan opportunities do not occur or if the incremental spread on new investment security purchases is not at least 100 basis points greater than the short-term borrowed funds costs, then the Company will de-lever the balance sheet by paying-off borrowings.

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

Three Months Ended March 31 (In thousands, except percentages)

                                          1998                                  1997
                                          Interest                              Interest
                            Average       Income/      Yield/      Average      Income/    Yield/
                            Balance       Expense      Rate        Balance      Expense    Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income        $   994,892   $ 21,486     8.61%       $  937,813   $ 20,434   8.68%
   Deposits with banks            2,144         16     2.94             3,249         28   3.51
  Federal funds sold
     and securities
     purchased under
     agreement to resell              -          -        -                39          -   4.81
   Investment securities:
     Available for sale         594,426      9,709     6.53           441,251      7,959   7.21
     Held to maturity           518,835      9,126     7.04           573,682      9,668   6.74
     Total investment
         securities           1,113,261     18,835     6.77         1,014,933     17,627   6.95
   Assets held in trust for
      collateralized
      mortgage obligation         4,159         75     7.30             5,182         97   7.61
Total interest earning
   assets/interest income     2,114,456     40,412     7.66         1,961,216     38,186   7.80
Non-interest earning assets:
   Cash and due from banks       32,076                                33,759
   Premises and equipment        17,798                                18,086
   Other assets                  99,079                                99,287
   Allowance for loan losses    (12,067)                              (13,311)
TOTAL ASSETS                 $2,251,342                            $2,099,037

                      CONTINUED ON NEXT PAGE

THREE MONTHS ENDED MARCH 31
CONTINUED FROM PREVIOUS PAGE

                                            1998                                  1997
                                            Interest                              Interest
                              Average       Income/      Yield/      Average      Income/   Yield/
                              Balance       Expense      Rate        Balance      Expense   Rate
Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand    $   89,821    $    219      0.99%      $   89,787   $   219   0.99%
   Savings                       174,406         654      1.52          193,004       804   1.69
   Money markets                 162,441       1,527      3.81          152,882     1,367   3.63
   Other time                    578,655       7,797      5.46          569,773     7,936   5.65
   Total interest bearing
      deposits                 1,005,323      10,197      4.11        1,005,446    10,326   4.17

   Short term borrowings:
    Federal funds purchased,
     securities sold under
     agreements to repurchase
     and other short-term
     borrowings                  182,822       2,387      5.24          172,981     2,295   5.31
   Advances from Federal
      Home Loan Bank             717,355      10,125      5.72          590,747     8,193   5.63
   Collateralized mortgage
     obligation                    3,685          92     10.15            4,599        88   7.74
   Long-term debt                  4,118          30      2.95            5,269        31   2.40
Total interest bearing
   liabilities/interest
    expense                    1,913,303      22,831      4.83        1,779,042    20,933   4.77
Non-interest bearing liabilities:
   Demand deposits               151,671                                138,627
   Other liabilities              27,939                                 27,290
   Stockholders' equity          158,429                                154,078
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY       $2,251,342                             $2,099,037

Interest rate spread                                      2.82                              3.04
Net interest income/
   net interest margin                        17,581      3.28%                    17,253   3.48%
Tax-equivalent adjustment                       (720)                                (748)
Net Interest Income                          $16,861                              $16,505

 ....PROVISION FOR LOAN LOSSES.....The Company's provision
for loan losses for the first quarter of 1998 totalled
$150,000 or 0.06% of average total loans which represented a $127,000 increase from the provision level experienced in the 1997 first quarter. The Company s net charge-offs amounted to $383,000 or 0.16% of average loans in the first quarter of 1998 compared to net charge-offs of $146,000 or 0.06% of average loans in the 1997 first quarter. The higher provision in 1998 was due to the increased net-charge offs and continued growth of commercial and commercial real-estate loans. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis.

At March 31, 1998, the allowance for loan losses at each of the Company's banking subsidiaries was in compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the systematically determined minimum reserve need. In total, the Company's general unallocated reserve was $5.7 million at March 31, 1998, or 48.2% of the allowance for loan losses.

 .....NON-INTEREST INCOME.....Non-interest income for the
first quarter of 1998 totalled $5.4 million which
represented a $745,000 or 16.1% increase when compared to
the same 1997 quarter.    This increase was primarily due
to the following items:

    a $109,000 or 10.9% increase in trust fees to $1.1 million in the first quarter of 1998. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business.

    a $449,000 increase in gains realized on loans held for sale due to heightened residential mortgage refinancing and origination activity at the Company's mortgage banking subsidiary. Total mortgage loans closed amounted to $111 million in the first quarter of 1998 compared to $48 million in the same 1997 period. It is the Company s ongoing strategy to sell newly originated 30 year fixed-rate residential mortgage loans excluding those loans retained for CRA purposes.

    a $425,000 or 35.7% increase in other income due in part to additional income resulting from ATM surcharging, other mortgage banking processing fees, credit card charges, and revenue generated from annuity and mutual fund sales in the Company s financial service subsidiaries.

    a $258,000 or 45.1% decrease in net mortgage servicing fee income due to greater amortization expense on mortgage servicing rights as a result of faster mortgage prepayment speeds in 1998. Given the flatness of the treasury yield curve and heightened mortgage refinancing activity, the Company expects this trend to continue throughout 1998.

Non-interest income as a percentage of total revenue increased from 21.5% in the first quarter of 1997 to 23.4% in the first quarter of 1998.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the
first quarter of 1998 totalled $14.3 million which represented a $1 million or 7.9% increase when compared to the same 1997 period. This increase was primarily due to the following items:

    a $561,000 or 8.1% increase in salaries and employee benefits due to merit pay increases, seven additional full-time equivalent employees ("FTE"), higher profit sharing expense, and increased medical insurance premiums.

    a $125,000 increase in FDIC deposit insurance expense due primarily to the non-recurrence of a $105,000 refund received in 1997.

    a $383,000 increase in other expense due to higher employee training costs, advertising expense, outside processing fees, and costs associated with Year 2000 compliance.

    The Company s plans to achieve Year 2000 compliance were discussed in detail in the 1997 Annual Report and Form 10-K . The Company remains on target to achieving compliance within the time frames and costs previously disclosed. These expenditures are not expected to have a material impact on the Company s results of operation, liquidity, or capital resources.

    The Company is in the early stages of evaluating the potential impact that Year 2000 may have on its major loan customers. The failure of a loan customer to prepare adequately for Year 2000 could have an adverse effect on such customer s operations and profitability, in turn limiting their ability to repay loans in accordance with scheduled terms.

 .....INCOME TAX EXPENSE.....The Company's provision for
income taxes for the first quarter of 1998 was $2.1 million
reflecting an effective tax rate of 27.2%. The Company's
1997 first quarter income tax provision was $2.2 million or
an effective tax rate of 28.2%.  The lower effective tax
rate in 1998 was due primarily to increased total tax-free
asset holdings in the first quarter of 1998.  The tax-free
asset holdings consist primarily of municipal investment
securities,   bank owned life insurance, and commercial
loan tax anticipation notes. Net deferred income taxes of $3.8 million have been provided as of March 31, 1998, on the differences between taxable income for financial and tax reporting purposes.

 .....NET OVERHEAD BURDEN.....The Company's efficiency ratio
(non-interest expense divided by total revenue) increased to 62.1% in the first quarter of 1998 compared to 60.4% for the first quarter of 1997. Factors contributing to the higher efficiency ratio in 1998 include the compression experienced in the net interest margin and the costs associated with several strategic initiatives which began in 1997 and are designed to diversify the Company s revenue stream in future years. These new strategic initiatives include the opening of financial services subsidiaries which sell annuities, mutual funds, and insurance, the establishment of the first full service mobile bank branch in Western Pennsylvania, and the opening of two loan production offices. The Company believes it can reduce the efficiency ratio to below 60% once these initiatives turn profitable. Employee productivity ratios were relatively constant as net income per employee averaged $7,500 for both the first quarter of 1997 and 1998. Total assets per employee improved modestly from $2.8 million for the first quarter of 1997 to $3 million for the first quarter of 1998.

 .....BALANCE SHEET.....The Company's total consolidated
assets were $2.208 billion at March 31, 1998, compared with $2.239 billion at December 31, 1997, which represents a decrease of $31 million or 1.4% due to some modest deleveraging of the balance sheet.

During the first quarter of 1998, total loans and loans held for sale increased by approximately $28.4 million or 2.9% due to growth in commercial mortgage loans as a result of the successful execution of strategies to increase both middle market and small business lending. Heightened refinancing activity also contributed to $15 million of growth in residential mortgage and home equity loans. Consumer loans continued to decline due to net run-off experienced in the indirect auto loan portfolio as the Company has exited this low margin line of business. Total investment securities decreased by $61 million as the Company has used cash flow from mortgage-backed securities to pay down borrowings given the current flatness of the treasury yield curve.

    Total deposits increased by $28.3 million or 2.5% since
December 31, 1997, due to growth in commercial non-interest bearing demand deposits and money market accounts. The
Company's total borrowed funds position decreased by $58.3 million due to the paydown of FHLB advances with cash flow from the investment securities portfolio.

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

    The following table sets forth information concerning
USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):


                                    March 31    December 31    March 31
                                    1998        1997           1997
 Total loan delinquency
   (past due 30 to 89 days)         $15,266     $19,890        $17,194
 Total non-accrual loans              5,521       6,450          6,846
 Total non-performing assets*         6,858       8,858         10,410
 Loan delinquency, as a percentage
   of total loans and loans held
   for sale, net of unearned income    1.50%       2.01%          1.81%
 Non-accrual loans, as a percentage
   of total loans and loans held
   for sale, net of unearned income    0.54        0.65           0.72
 Non-performing assets, as a
   percentage of total loans and
   loans held for sale, net of
   unearned income, and other
   real estate owned                   0.67        0.89           1.10

* Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned. All loans, except for loans that are insured for credit loss, are placed on non-accrual status upon becoming 90 days past due in either principal or interest.

  Between December 31, 1997, and March 31, 1998, each of the key asset quality indicators demonstrated improvement.
Total loan delinquency declined by $4.6 million causing the delinquency ratio to drop to 1.5%. Total non-performing assets decreased by $2.0 million since year-end 1997 causing the non-performing assets to total loans ratio to drop to 0.67%. The overall improvement in asset quality resulted from enhanced collection efforts on residential mortgage loans.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):


                                         March 31     December 31   March 31
                                         1998         1997          1997
  Allowance for loan losses              $ 11,880     $ 12,113      $ 13,206
  Amount in the allowance
     for loan losses
     allocated to "general risk"            5,723        5,980         6,398
  Allowance for loan losses as
     a percentage of each of
     the following:
       total loans and loans
         held for sale,
         net of unearned income              1.17%        1.22%         1.39%
       total delinquent loans
         (past due 30 to 89 days)           77.82        60.90         76.81
       total non-accrual loans             215.18       187.80        192.90
       total non-performing assets         173.23       136.75        126.86

  Since December 31, 1997, the balance in the allowance for loan losses has declined by $233,000 to $11.9 million due to net charge-offs exceeding the loan loss provision.
The Company's allowance for loan losses at March 31, 1998, was 173% of non-performing assets and 215% of non-accrual loans. Both of these coverage ratios improved since year-end 1997 due to the Company's lower level of non-performing assets. It is important to note that approximately $4.3 million or 63% of the Company s non-performing assets are residential mortgages which exhibit a historically low level of net charge-off.

Presented on this page was a graphic representation of Non-
Performing Assets for the previous seven quarters. The data points were $6,858, $8,858, $8,871, $8,457, $10,410, $8,671, and $7,495, respectively.

 .....INTEREST RATE SENSITIVITY.....Asset/liability
management involves managing the risks associated with
changing interest rates and the resulting impact on the
Company's net interest income, net income and capital.  The
management and measurement of interest rate risk at
USBANCORP is performed by using the following tools:  1)
simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all off balance sheet hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2)static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. For static GAP analysis, USBANCORP typically defines interest rate sensitive assets and liabilities as those that reprice within six months or one year; and 3)duration and market value sensitivity measures are also utilized when they can provide added value to the overall interest rate risk management process.
The overall interest rate risk position and strategies are reviewed by senior management and Company's Board of Directors on an ongoing basis.

  The following table presents a summary of the Company's static GAP positions (in thousands, except for the GAP ratios):

                                     March 31       December 31       March 31
                                     1998           1997              1997
    Six month cumulative GAP
        RSA........................  $   711,033    $   691,980       $ 576,926
        RSL........................     (973,519)    (1,026,207)       (748,929)
        Off-balance sheet hedges...      165,000        165,000          40,000
        GAP........................ $    (97,486)   $  (169,227)      $(132,003)
        GAP ratio..................         0.88X          0.80X           0.81X
        GAP as a % of total assets.        (4.42)%        (7.56)%         (6.22)%
    GAP as a % of total capital....       (62.60)       (106.98)         (87.62)

    One year cumulative GAP
        RSA........................  $ 1,078,735    $   960,405       $  801,118
        RSL........................   (1,251,179)    (1,258,618)      (1,182,337)
        Off-balance sheet hedges...      125,000        165,000           40,000
        GAP........................  $   (47,444)   $  (133,213)      $ (341,219)
        GAP ratio..................         0.96X          0.88X            0.70X
        GAP as a % of total assets.        (2.15)%        (5.95)%         (16.09)%
        GAP as a % of total capital.      (30.46)        (84.22)         (226.50)

    When March 31, 1998, is compared to December 31, 1997, both the Company's six month and one year cumulative GAP ratios became less negative due to a combination of increased asset sensitivity and a reduced level of short-term borrowed funds. As separately disclosed in the above table, the hedge transactions (described in detail in Note
#12) reduced the negativity of the six month GAP by $165 million and the one year GAP by $125 million.
    There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to plus or minus
7.5% and net income variability to plus or minus 15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve. Additionally, the Company recently began using market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. Market value of portfolio equity sensitivity analysis captures the dynamic aspects of long-term interest rate risk across all time periods by incorporating the net present value of expected cash flows from the Company s assets and liabilities. No formal ALCO policy parameters have yet been established for changes in the variability of market value of portfolio equity.

    The following table presents an analysis of the sensitivity inherent in the Company s net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company s base forecast or most likely rate scenario at March 31, 1998, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the March 31, 1998, levels. The Company s most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company s expected balance sheet composition which was developed under the most likely interest rate scenario.

                       Variability of                         Change In
 Interest Rate         Net Interest      Variability of       Market Value of
      Scenario         Income            Net Income           Portfolio Equity

          Base         0%                0%                     0%
          Flat        (0.29)            (0.62)                 (1.69)
200bp increase        (4.56)            (9.18)                (20.72)
200bp decrease         2.00             (3.18)                  9.20

     As indicated in the table, the maximum negative variability of USBANCORP's net interest income and net income over the next twelve month period was (4.6%) and (9.2%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates.
The noted variability under this forecast was within the Company s ALCO policy limits. The variability of market value of portfolio equity was (20.7%) under this interest rate scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment.

 .....LIQUIDITY.....Liquidity can be analyzed by utilizing
the Consolidated Statement of Cash Flows. Cash equivalents increased by $1.7 million from December 31, 1997, to March
31, 1998, due primarily to $47.3 million of net cash provided by investing activities. This more than offset
$8.6 million of net cash used by operating activities and $37.1 million of net cash used by financing activities.
Within investing activities, the cash proceeds from investment security maturities and sales exceeded purchases of investment securities by $62.7 million. Cash advanced for new loan fundings totalled $103.3 million and was approximately $14.3 million greater than the cash received from loan principal payments and sales. Within financing activities, cash generated from the sale of new certificates of deposit exceeded cash payments for maturing certificates of deposit by $11.4 million. The net paydown of advances from the Federal Home Loan Bank used $61.8 million of cash.

 .....CAPITAL RESOURCES.....As presented in Note #15, each
of the Company s regulatory capital ratios decreased between December 31, 1997, and March 31, 1998, due to a reduction in equity which was caused by the Company s treasury stock repurchase program. The Company targets an operating range of 6.0% to 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Strategies the Company uses to manage its capital ratios include common dividend payments, treasury stock repurchases, and earning asset growth. At March 31, 1998, the asset leverage ratio of 5.94% was slightly below the targeted minimum operating level. The Company expects the asset leverage ratio to increase to approximately 7.25% by June 30, 1998, due to $34.5 million of capital that will be provided from a recently completed offering of 8.45%
Trust Preferred Securities. Through the remainder of 1998, the Company expects to leverage its capital more through treasury stock repurchases and common dividend payments as the expectations for a relatively flat treasury yield curve will limit opportunities for additional earning asset growth through the investment securities portfolio.

     The Company repurchased 113,000 shares or $8.0 million of its common stock during the first quarter of 1998.
Through March 31, 1998, the Company has repurchased a total of 980,000 shares of its common stock at a total cost of $39.1 million or $39.94 per share. The Company plans to continue its treasury stock repurchase program which currently permits a maximum total repurchase authorization of $45 million. The maximum price per share at which the Company can repurchase stock is 250% of book value.

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

     The Company's declared Common Stock cash dividend per share was $0.35 for the first quarter of 1998 which was a 16.7% increase over the $0.30 per share dividend for the same 1997 interim period. Additionally, the Board of Directors recently increased the quarterly cash dividend
20.0% from $0.35 to $0.42 commencing with the next scheduled dividend declaration on May 22, 1998. This is the tenth dividend increase since 1990, raising the annual payout per common share to $1.68 or an approximate yield of 2.1%. This Board action further demonstrates the Company's commitment to a progressive total shareholder return which includes maintaining a competitive common dividend yield.


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

Presented on this page was the Service Area Map reflecting the six county area serviced by the Company.

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

             3.1        Articles of Incorporation, as
                        amended (Incorporated by reference
                        to Exhibit III to Registration
                        Statement No. 2-79639 on Form S-
                        14, Exhibits 4.2 and 4.3 to
                        Registration Statement No. 33-685
                        on Form S-2, Exhibit 4.1 to
                        Registration Statement No. 33-
                        56604 on Form S-3, and Exhibit 3.1
                        to the Registrant's Annual Report
                        on Form 10-K for the year ended
                        December 31, 1994).

             3.2        Bylaws, as amended and restated
                        (Incorporated by reference to
                        Exhibit 3.2 to the Registrant's
                        Annual Report on Form 10-K for the
                        year ended December 31, 1994).

           15.1         Letter re:  unaudited interim
                        financial information

           27.1         Financial Data Schedule

     (b)    Reports on Form 8-K:

          USBANCORP, Inc. announced that its Three Rivers
          Bank subsidiary reached an agreement to purchase two branches of National City Bank of Pennsylvania on February 25, 1998.

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     USBANCORP, Inc.
     Registrant

Date: May 14, 1998                 /s/Terry K. Dunkle
                                   Terry K. Dunkle
                                   Chairman, President and
                                   Chief Executive Officer

Date: May 14, 1998                 /s/Jeffrey A. Stopko
                                   Jeffrey A. Stopko
                                   Senior Vice President and
                                   Chief Financial Officer

  STATEMENT OF MANAGEMENT RESPONSIBILITY

  April 16, 1998

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

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To the Stockholders and
  Board of Directors of
  USBANCORP, Inc. :

  We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders equity and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of USBANCORP, Inc. as of December 31, 1997, and, in our report dated January
  23, 1998, except for the matter discussed in Note 23, as to which the date is January 30, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

  /s/Arthur Andersen LLP
  ARTHUR ANDERSEN LLP

  Pittsburgh, Pennsylvania,
  April 16, 1998

  April 16, 1998

  To the Stockholders and Board of Directors of USBANCORP, INC.:

  We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form S-3
  (Registration No. 33-56604); Form S-8 (Registration
  No. 33-53935); Form S-8 (Registration No. 33-55845);
  Form S-8 (Registration No. 33-55207); and Form S-8
  (Registration No. 33-55211) its Form 10-Q for the quarter ended March 31, 1998, which includes our report dated April 16, 1998, covering the unaudited interim financial statement information contained therein. Pursuant to Regulation C of the Securities
  Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

  Very truly yours,

  /s/Arthur Andersen LLP
  ARTHUR ANDERSEN LLP