Form 10-Q
period 1998-06-30
USBANCORP INC /PA/
filed 1998-08-13
CIK 707605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                            (Mark One)

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the period ended June 30, 1998

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

                      X  Yes                        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at August 3, 1998
Common Stock, par value $2.50                    13,881,664
per share

                         USBANCORP, INC.

                              INDEX

                                                               Page No.
PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheet -
               June 30, 1998, December 31, 1997,
               and June 30, 1997                                    3

          Consolidated Statement of Income -
               Three and Six Months Ended
               June 30, 1998, and 1997                              4

          Consolidated Statement of Changes
               in Stockholders' Equity -
               Six Months Ended
               June 30, 1998, and 1997                              6

          Consolidated Statement of Cash Flows -
               Six Months Ended
               June 30, 1998, and 1997                              7

          Notes to Consolidated Financial
               Statements                                           8

          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                           22

Part II.  Other Information                                        43

                          USBANCORP, INC.
                   CONSOLIDATED BALANCE SHEET
                         (In thousands)

                                           June  30        December 31    June  30
                                           1998            1997           1997
                                           (Unaudited)                    (Unaudited)
ASSETS
  Cash and due from banks                  $       31,354  $     38,056   $       46,320
  Interest bearing deposits with banks                241           163            5,378
  Investment securities:
     Available for sale                           577,524       580,115          479,367
     Held to maturity (market value
       $488,766 on June 30, 1998,
       $541,093 on December 31, 1997,
       and $571,625 on June 30, 1997)             479,930       532,341          568,174
  Assets held in trust for collateralized
     mortgage obligation                            3,656         4,267            4,765
  Loans held for sale                              24,798        13,163           14,534
  Loans                                           996,822       981,739          966,282
  Less:   Unearned income                           5,616         5,327            5,205
  Allowance for loan losses                        11,886        12,113           13,303
       Net Loans                                  979,320       964,299          947,774
  Premises and equipment                           18,120        17,630           17,780
  Accrued income receivable                        16,384        17,317           17,648
  Mortgage servicing rights                        15,093        14,960           14,163
  Goodwill and core deposit intangibles            19,869        19,122           20,300
  Bank owned life insurance                        34,802        33,979           33,189
  Other assets                                      8,233         3,698            6,735
        TOTAL ASSETS                        $   2,209,324   $ 2,239,110     $  2,176,127

LIABILITIES
  Non-interest bearing deposits             $     157,228   $   146,685     $    149,438
  Interest bearing deposits                     1,021,178       992,842        1,015,692
     Total deposits                             1,178,406     1,139,527        1,165,130
  Federal funds purchased and securities
     sold under agreements to repurchase           89,922        92,829           93,156
  Other short-term borrowings                      88,055        57,892           62,276
  Advances from Federal Home Loan Bank            637,418       754,195          663,722
  Collateralized mortgage obligation                3,243         3,779            4,208
  Guaranteed junior subordinated deferrable
      interest debentures                          34,500             -                -
  Long-term debt                                    6,400         4,361            5,302
     Total borrowed funds                         859,538       913,056          828,664

  Other liabilities                                27,306        28,347           26,146
        TOTAL LIABILITIES                       2,065,250     2,080,930        2,019,940

STOCKHOLDERS' EQUITY See Note #18
  Preferred stock, no par value; 2,000,000
      shares authorized; there were no shares
      issued and outstanding for the periods
      presented                                        -             -                 -
  Common stock, par value $2.50 per share;
      24,000,000 shares authorized;
      17,338,983 shares issued and 13,853,664
     outstanding on June 30, 1998; 17,282,028
     shares issued and 14,681,154 outstanding
     on December 31, 1997; 17,275,638 shares
     issued and 15,035,454 outstanding on June
     30, 1997                                     43,347        14,402            14,396
  Treasury stock at cost, 3,485,319 shares on
    June 30, 1998, 2,600,874 shares on December
    31, 1997, and 2,240,184 shares on June 30,
    1997                                         (53,733)     (31,175)           (23,491)
  Surplus                                         65,421       93,934             93,894
  Retained earnings                               86,653       78,866             71,583
  Net unrealized holding gains (losses) on
     available for sale securities                 2,386        2,153             (195)

  TOTAL STOCKHOLDERS' EQUITY                     144,074      158,180            156,187
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY               $   2,209,324  $ 2,239,110      $   2,176,127
  See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
                CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share data)
                            Unaudited

                                          Three Months Ended      Six Months Ended
                                                June 30              June 30
                                          1998        1997         1998       1997
INTEREST INCOME
   Interest and fees on loans and loans
     held for sale:
         Taxable                          $ 21,274    $ 20,271     $ 41,932   $ 39,948
         Tax exempt                            621         619        1,243      1,180
   Deposits with banks                          63          93           79        121
   Federal funds sold and securities
      purchased under agreements to resell       -           2            -          2
   Investment securities:
      Available for sale                     8,863       7,790       17,796     15,665
      Held to maturity                       8,233      10,004       17,621     19,204
   Assets held in trust for collateralized
      mortgage obligation                       77          91          152        188
         Total Interest Income              39,131      38,870       78,823     76,308

INTEREST EXPENSE
   Deposits                                 10,253      10,785       20,450     21,111
   Federal funds purchased and securities
      sold under agreements to repurchase    1,279       1,155        2,593      2,481
   Other short-term borrowings               1,131         793        2,204      1,762
   Advances from Federal Home Loan Bank      9,493       9,136       19,618     17,329
   Collateralized mortgage obligation           85         110          177        198
   Guaranteed junior subordinated def. int.
     debentures                                501           -          501          -
   Long-term debt                               26          22           56         53
         Total Interest Expense             22,768      22,001       45,599     42,934

NET INTEREST INCOME                         16,363      16,869       33,224     33,374
   Provision for loan losses                   150          22          300         45

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                              16,213      16,847       32,924     33,329

NON-INTEREST INCOME
   Trust fees                                1,117         999        2,226      1,999
   Net realized gains on investment
      securities                               799          54        1,018        156
   Net realized gains on loans held for sale 1,083         313        1,807        588
   Wholesale cash processing fees              166         275          352        558
   Service charges on deposit accounts         825         821        1,607      1,638
   Net mortgage servicing fees                 267         579          581      1,151
   Bank owned life insurance                   403         471          822        855
   Other income                              1,691       1,288        3,306      2,478
         Total Non-Interest Income           6,351       4,800       11,719      9,423

NON-INTEREST EXPENSE
   Salaries and employee benefits            7,590       6,962       15,080     13,891
   Net occupancy expense                     1,124       1,074        2,278      2,201
   Equipment expense                         1,034         786        1,830      1,658
   Professional fees                           760         829        1,552      1,593
   Supplies, postage, and freight              683         698        1,354      1,350
   Miscellaneous taxes and insurance           388         371          744        749
   FDIC deposit insurance expense               99          69          137        (18)
   Amortization of goodwill and core
     deposit intangibles                       547         589        1,136      1,178
   Other expense                             2,482       2,079        4,848      4,061
         Total Non-Interest Expense       $ 14,707    $ 13,457     $ 28,959   $ 26,663

                     CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE

                                        Three Months Ended       Six Months Ended
                                              June 30                June 30
                                        1998        1997         1998        1997
     INCOME BEFORE INCOME TAXES         $ 7,857     $ 8,190      $ 15,684    $ 16,089
   Provision for income taxes             2,120       2,350         4,252       4,581

NET INCOME                              $ 5,737     $  5,840     $ 11,432    $ 11,508

PER COMMON SHARE DATA:(1)
   Basic:
      Net income                        $   0.41    $   0.39     $   0.80    $   0.75
      Average shares outstanding        14,142,453  15,082,329   14,343,861  15,351,186
   Diluted:
      Net income                        $   0.40    $   0.38     $   0.78    $   0.75
      Average shares outstanding        14,424,516  15,273,912   14,626,275  15,397,563
   Cash Dividends Declared              $   0.14    $   0.12     $   0.26    $   0.22

(1) All per share and share data have been adjusted to reflect a 3 for 1 stock split effected in the form of a 200% stock dividend that was distributed on July 31, 1998, to shareholders of record on July 16, 1998.

See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In thousands)
                             Unaudited

                                                                             Net
                                                                             Unrealized
                                                                             Holding
                              Preferred Common   Treasury           Retained Gains
                              Stock     Stock    Stock     Surplus  Earnings (Losses)  Total
Balance December 31, 1996     $       - $ 14,356 $(19,538) $ 93,527 $ 63,358 $   214   $151,917
Net Income                            -        -        -         -   11,508       -     11,508
Dividend reinvestment
   and stock purchase plan            -       40        -       367        -       -        407
Net unrealized holding gains
   (losses) on investment
   securities                         -        -        -         -        -    (409)     (409)
Treasury stock purchased              -        -   (3,953)        -        -       -    (3,953)
Cash dividends paid
   ($0.22 per share)                  -        -        -         -  (3,283)       -    (3,283)
Balance June 30, 1997         $       - $ 14,396 $(23,491) $ 93,894 $ 71,583 $  (195)  $156,187

Balance December 31, 1997     $       - $ 14,402 $(31,175) $ 93,934 $ 78,866 $  2,153  $158,180
Net Income                            -        -        -         -   11,432        -    11,432
Dividend reinvestment
   and stock purchase plan            -       47        -       385        -        -       432
Effect of 3 for 1 stock split
   in the form of a 200%
   stock dividend                     -   28,898        -   (28,898)       -        -        -
Net unrealized holding gains
   (losses) on investment
   securities                         -        -        -         -        -      233       233
Treasury stock purchased              -        -  (22,558)        -        -       -   (22,558)
Cash dividends paid
   ($0.26 per share)                  -        -        -         -   (3,645)       -    (3,645)
Balance June 30, 1998          $      - $ 43,347 $(53,733) $ 65,421 $ 86,653 $  2,386  $144,074

See accompanying notes to consolidated financial statements.

                           USBANCORP, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                            Unaudited

                                                           Six Months Ended
                                                               June 30
                                                        1998         1997
OPERATING ACTIVITIES
 Net income                                             $   11,432   $   11,508
 Adjustments to reconcile net income to net cash (used)
   provided by operating activities:
 Provision for loan losses                                     300           45
 Depreciation and amortization expense                       1,247        1,206
 Amortization expense of goodwill and core deposit
   intangibles                                               1,136        1,178
 Amortization expense of mortgage servicing rights           1,230          831
 Net amortization (accretion) of investment securities         410          (56)
 Net realized gains on investment securities                (1,018)        (156)
 Net realized gains on loans and loans held for sale        (1,807)        (588)
 Origination of mortgage loans held for sale              (205,662)    (110,434)
 Sales of mortgage loans held for sale                     188,480      106,250
 Increase (decrease) in accrued income receivable              933         (286)
 Increase (decrease) in accrued expense payable             (1,145)       1,233
 Net cash (used) provided by operating activities           (4,464)      10,731

INVESTING ACTIVITIES
 Purchases of investment securities and other short-term
   investments                                            (283,161)    (317,021)
 Proceeds from maturities of investment securities and
   other short-term investments                            133,614       64,536
 Proceeds from sales of investment securities and other
   short-term investments                                  205,334      206,739
 Long-term loans originated                               (183,049)    (153,563)
 Loans held for sale                                       (24,798)     (14,534)
 Principal collected on long-term loans                    198,662      135,537
 Loans purchased or participated                                 -           (2)
 Loans sold or participated                                      -          234
 Net decrease in credit card receivable and other short-
   term loans                                                1,218        1,144
 Purchases of premises and equipment                        (1,796)        (820)
 Sale/retirement of premises and equipment                      59           32
 Net decrease in assets held in trust for collateralized
   mortgage obligation                                         611          494
 Net increase mortgage servicing rights                     (1,363)      (2,500)
 Net increase in other assets                               (5,868)        (391)
 Net cash provided (used) by investing activities           39,463      (80,115)

FINANCING ACTIVITIES
 Proceeds from sales of certificates of deposit            257,101      137,632
 Payments for maturing certificates of deposits           (238,785)    (108,166)
 Net increase (decrease) in demand and savings deposits     20,563       (3,074)
 Net increase (decrease) in federal funds purchased,
    securities sold under agreements to repurchase, and
    other short-term borrowings                             26,720         (791)
 Net principal (repayments) borrowings of advances from
    Federal Home Loan Bank                                (116,777)      58,223
 Principal borrowings on long-term debt                      3,623        5,068
 Repayments of long-term debt                               (1,584)      (3,938)
 Common stock cash dividends paid                           (4,870)      (4,067)
 Proceeds from sale of guaranteed junior deferrable
    interest debentures, net of expenses                    33,183           -
 Guaranteed junior subordinated deferrable interest
    debenture dividends paid                                  (486)          -
 Proceeds from dividend reinvestment, stock purchase plan,
    and stock options exercised                                432          407
 Purchases of treasury stock                               (22,558)      (3,953)
 Net increase (decrease) in other liabilities                1,815         (660)
 Net cash (used) provided by financing activities          (41,623)      76,681

NET (DECREASE) INCREASE IN CASH EQUIVALENTS                 (6,624)       7,297

CASH EQUIVALENTS AT JANUARY 1                               38,219       44,401

CASH EQUIVALENTS AT JUNE 30                               $ 31,595     $ 51,698

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

     With respect to the unaudited consolidated financial information of the Company for the three and six month periods ended June 30, 1998, and 1997, Arthur Andersen
LLP, independent public accountants, conducted reviews
(based upon procedures established by the American
Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated July 17, 1998, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1997, numbers are derived from audited financial statements.

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

4.   Comprehensive Income

     In January 1998, the Company adopted SFAS #130,
"Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement. For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities. The changes of other comprehensive income are reported as follows (in millions):

                                              Three Months Ended    Six Months Ended
                                              June 30     June 30   June 30    June 30
                                              1998        1997      1998       1997
Net income                                    $5,737      $5,840    $11,432    $11,508

Other comprehensive income, before tax:

 Unrealized holding gains(losses) on
   investment securities                      (1,469)      5,751         177      (625)
 Less: reclassification adjustment for
   gains included in net income                 (799)        (54)     (1,018)     (156)
 Other comprehensive income(loss) before tax  (2,268)      5,697        (841)     (781)
 Income tax expense(credit) related to items
   of other comprehensive income                (612)      1,634        (228)     (222)
 Other comprehensive income(loss), net of tax (1,656)      4,063        (613)     (559)
Comprehensive income                          $4,081      $9,903     $10,819   $10,949

5.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The
Company made $3,007,000 in income tax payments in the first six months of 1998 as compared to $3,886,000 for the first six months of 1997. Total interest expense paid amounted to $46,744,000 in 1998's first six months compared to $41,701,000 in the same 1997 period.

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

Investment securities available for sale:

                                           June 30, 1998
                                          Gross      Gross
                                Book     Unrealized Unrealized    Market
                                Value    Gains      Losses        Value
  U.S. Treasury                 $ 2,442  $       9  $       -     $ 2,451
  U.S. Agency                     6,755        109          -       6,864
  State and municipal            13,322        241          -      13,563
  U.S. Agency mortgage-backed
     securities                 506,627      3,591       (502)    509,716
  Other securities<F1>           44,935          -         (5)     44,930
       Total                   $574,081  $   3,950  $    (507)   $577,524

Investment securities held to maturity:

                                                June 30, 1998
                                             Gross       Gross
                                  Book      Unrealized  Unrealized   Market
                                  Value     Gains       Losses       Value
  U.S. Treasury                   $ 16,136  $      21   $       -    $ 16,157
  U.S. Agency                        9,925         73           -       9,998
  State and municipal              112,114      2,491         (37)    114,568
  U.S. Agency mortgage-backed
     securities                    337,600      6,500        (383)    343,717
  Other securities<F1>               4,155        171           -       4,326
       Total                      $479,930  $   9,256    $   (420)   $488,766

<F1>Other investment securities include corporate notes
and bonds, asset-backed securities, and equity securities.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's
Investor's Service or Standard & Poor's rating of "A."
At June 30, 1998, 99.0% of the portfolio was rated "AAA" compared to 98.7% at June 30, 1997. Approximately 0.01% of the portfolio was rated below "A" or unrated on June
30, 1998.

7.   Loans Held for Sale

     At June 30, 1998, $24,798,000 of newly originated fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.
Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale";
unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated
Statement of Income.

8.   Loans

     The loan portfolio of the Company consists of the following (in thousands):

                                June 30     December 31   June 30
                                1998        1997          1997
     Commercial                 $136,522    $143,113      $151,743
     Commercial loans secured
        by real estate           322,104     302,620       292,132
     Real estate - mortgage      447,521     440,734       425,380
     Consumer                     90,675      95,272        97,027
        Loans                    996,822     981,739       966,282
     Less:  Unearned income        5,616       5,327         5,205
     Loans, net of unearned
        income                  $991,206    $976,412      $961,077

     Real estate-construction loans were not material at these presented dates and comprised 2.9% of total loans net of unearned income at June 30, 1998. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

    An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                 Three Months Ended      Six Months Ended
                                      June 30                 June 30
                                 1998         1997      1998        1997
Balance at beginning of period   $ 11,880     $ 13,206  $ 12,113    $ 13,329
Charge-offs:
     Commercial                         -           69       128          79
     Real estate-mortgage              35           31       127          80
     Consumer                         264          264       563         505
     Total charge-offs                299          364       818         664

Recoveries:
     Commercial                        27          145        48         198
     Real estate-mortgage              57          210        93         232
     Consumer                          71           84       150         163
     Total recoveries                 155          439       291         593

Net (recoveries)charge-offs           144          (75)      527          71
Provision for loan losses             150           22       300          45
Balance at end of period         $ 11,886     $ 13,303  $ 11,886    $ 13,303

As a percent of average loans
 and loans held for sale, net
 of unearned income:
 Annualized net (recoveries)
  charge-offs                        0.06%      (0.03)%    0.11%       0.02%
 Annualized provision for loan
   losses                            0.06        0.01      0.06         0.01
Allowance as a percent of loans
  and loans held for sale, net of
  unearned income at period end      1.17        1.36      1.17         1.36
Total classified loans            $30,445     $24,590   $30,445      $24,590
Dollar allocation of reserve to
 general risk                       6,012       6,874     6,012        6,874
Percentage allocation of
 reserve to general risk           50.58%      51.67%    50.58%       51.67%

(For additional information, refer to the "Provision for Loan
Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations on pages 27 and 37, respectively.)

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

    The Company had loans totalling $1,197,000 and $1,879,000 being specifically identified as impaired and a corresponding allocation reserve of $650,000 and $1,275,000 at June 30, 1998, and June 30, 1997,
respectively. The average outstanding balance for loans being specifically identified as impaired was $1,170,000 for the first six months of 1998 compared to $2,075,000 for the first six months of 1997. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first six months of 1998 or 1997.

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

                              June 30, 1998   December 31, 1997   June 30, 1997
                                   Percent of          Percent of         Percent of
                                   Loans in            Loans in           Loans in
                                   Each                Each               Each
                                   Category            Category           Category
                           Amount  to Loans   Amount   to Loans   Amount  to Loans
Commercial                 $   996   13.4%    $ 1,020    14.4%    $ 1,265   15.6%
Commercial
  loans secured
  by real estate             2,391   31.7       2,543    30.6       2,523   30.0
Real Estate - mortgage         406   46.5         414    45.9         412   45.0
Consumer                     1,431    8.4       1,506     9.1         954    9.4
Allocation to general risk   6,012      -       5,980       -       6,874      -
Allocation for
  impaired loans               650      -         650       -       1,275      -

     Total                 $11,886   100.0%   $12,113    100.0%   $13,303   100.0%

     Even though real estate-mortgage loans comprise approximately 47% of the Company's total loan portfolio, only $406,000 or 3.4% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

     At June 30, 1998, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan
Losses" refer to Note #9.)

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

     The following table presents information concerning non-performing assets (in thousands, except percentages):

                            June            December 31        June 30
                            1998            1997               1997
Non-accrual loans           $ 5,212         $6,450             $ 6,036
Loans past due 90
   days or more               1,032          1,601               1,515
Other real estate owned         712            807                 906
Total non-performing
    assets                  $ 6,956         $8,858              $8,457

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate
   owned                     0 .68%         0.89%               0.87%

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

                                     Three Months Ended    Six Months Ended
                                          June 30              June 30
                                     1998         1997    1998        1997
Interest income due in accordance
   with original terms              $   98       $  91    $ 197       $ 235
Interest income recorded                (4)        (51)      (6)        (81)
Net reduction in interest income    $   94       $  40    $ 191       $ 154

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

     Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions outstanding as of June 30, 1998, are as follows:

     Borrowed Funds Hedges

     The Company has entered into several interest rate
swaps to hedge short-term borrowings used to leverage the
balance sheet.  Specifically, FHLB advances which reprice
between 30 days and one year are being used to fund
fixed-rate agency mortgage-backed securities with
durations ranging from two to three  years.   Under these
swap agreements, the Company pays a fixed rate of interest and receives a floating rate which resets either monthly, quarterly, or annually. The following table summarizes the interest rate swap transactions which impacted the Company s first six months of 1998 performance:

                                 Fixed     Floating             Impact
 Notional    Start   Termination Rate %    Rate %     Repricing On Interest
   Amount    Date    Date        Paid      Received   Frequency Expense
$40,000,000  3-17-97 3-15-99     6.19      5.66       Monthly   $ 99,689
 50,000,000  5-08-97 5-10-99     6.20      5.75       Annually    56,930
 25,000,000  6-20-97 6-20-99     5.96      5.49       Monthly     58,152
 50,000,000  9-25-97 9-25-99     5.80      5.51       Monthly     74,283

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include Mellon Bank and First
Union) in the interest rate swap agreements is remote.

     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors.
The Company had no interest rate caps or floors outstanding at June 30, 1998, or June 30, 1997.

     In June 1998, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards
#133, "Accounting for Derivative Instruments and Hedging
Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The
Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Statement
#133 is effective for fiscal years beginning after June
15, 1999. Statement #133 cannot be applied retroactively, but early adoption is permitted.

     The Company has not yet quantified the impact of adopting Statement #133 on our financial statements and has not determined the timing of, or method of adoption of Statement #133. However, Statement #133 could increase volatility in earnings and other comprehensive income.

13.   Goodwill and Core Deposit Intangible Assets

      USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $14.6 million of goodwill and $5.3 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994
Johnstown Savings Bank acquisition.

     The Company is amortizing core deposit intangibles
over periods ranging from five to ten years while
goodwill is being amortized over a 15 year life. The
straight-line method of amortization is being used for
both of these categories of intangibles. The amortization
expense of these intangible assets reduced the first six
months of 1998 diluted earnings per share by $0.07.  It
is important to note that this intangible amortization
expense is not a future cash outflow.   The following
table reflects the future amortization expense of the intangible assets (in thousands):

                Remaining 1998             $ 1,145
                      1999                   2,250
                      2000                   2,139
                      2001                   2,100
                      2002                   2,100
                2003 and after              10,135

     A reconciliation of the Company's intangible asset balances for the first six months of 1998 is as follows
(in thousands):

         Total goodwill & core deposit
                 intangible assets at December 31, 1997   $19,122
         Addition due to branch acquisition                 1,883
         Intangible amortization through June 30, 1998     (1,136)
         Balance at June 30, 1998                         $19,869

14.  Federal Home Loan Bank Borrowings

     Total FHLB borrowings consist of the following at June 30, 1998, (in thousands, except percentages):

         Type       Maturing              Amount        Weighted
                                                        Average
                                                        Rate

 Open Repo Plus     Overnight          $    49,000      5.91%

 Advances and           1998               430,028      5.54
   wholesale            1999               151,264      5.77
   repurchase           2000                33,750      5.44
   agreements           2001                10,126      8.22
                        2002                 8,500      7.06
              2003 and after                 3,750      6.61

Total Advances and                         637,418      5.68
wholesale repurchase
   agreements

Total FHLB Borrowings                     $686,418      5.70%

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

15.  Capital

    Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 1998, the Company meets all capital adequacy requirements to which it is subject.

    As of June 30, 1998, and 1997, as well as, December
31, 1997, the Federal Reserve categorized the Company as
"Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category.


                                                                             To Be Well
                                                                             Capitalized Under
                                                       For Capital           Prompt Corrective
As of June 30, 1998               Actual               Adequacy Purposes     Action Provisions
                             Amount      Ratio         Amount      Ratio     Amount      Ratio
                                                 (In thousands, except ratios)
Total Capital (to Risk
  Weighted Assets)
    Consolidated             $ 166,471   15.60%        $   85,373  8.00%     $ 106,716   10.00%
    U.S. Bank                   90,988   15.75             46,185  8.00         57,731   10.00
    Three Rivers Bank           71,931   14.77             38,964  8.00         48,705   10.00

Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated               154,585   14.49             42,686  4.00         64,030    6.00
    U.S. Bank                   85,204   14.76             23,092  4.00         34,638    6.00
    Three Rivers Bank           65,843   13.52             19,482  4.00         29,223    6.00

Tier 1 Capital (to Average
  Assets)
    Consolidated               154,585    7.03             87,990  4.00        109,987    5.00
    U.S. Bank                   85,204    6.93             49,183  4.00         61,479    5.00
    Three Rivers Bank           65,843    6.85             38,439  4.00         48,049    5.00

16.  Guaranteed Junior Subordinated Deferrable Interest Debentures

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

     Proceeds of the issue were invested by USBANCORP
Capital Trust I in Junior Subordinated Debentures issued by USBANCORP, Inc. The Trust Preferred Securities are fully and unconditionally guaranteed by USBANCORP, Inc.
Net proceeds from the $34.5 million offering were used for general corporate purposes, including the repayment of debt, the repurchase of USBANCORP common stock, and investments in and advances to the Company's subsidiaries. The Trust Preferred Securities are listed on Nasdaq under the symbol "UBANP."

17.  Branch Acquisition

     On June 8, 1998, Three Rivers Bank and National City
Bank of Pennsylvania ("National City") consummated a
Purchase and Assumption Agreement (the "Branch
Agreement"), pursuant to which Three Rivers Bank purchased certain assets and assumed certain liabilities of two National City offices located in Allegheny County.
Pursuant to the Branch Agreement, and subject to certain conditions set forth therein, Three Rivers Bank:
(i)assumed certain deposit liabilities totalling approximately $27 million; (ii)purchased all the real estate and furniture and fixtures of these two branch locations; (iii)purchased the safe deposit box business conducted at the branches; (iv)assumed contracts that relate to the operation of the branches; and (v)purchased the vault cash. In consideration for the assumption of the deposit liabilities, Three Rivers Bank paid National
City a deposit premium of 7.0% or approximately $1.9 million.

18.  Other Events

     The Company announced at its regularly scheduled board meeting on Friday, May 22, 1998, the Board of Directors declared a 3 for 1 stock split effected in the form of a 200% stock dividend. The distribution was paid
July 31, 1998, to shareholders of record on July 16, 1998. All per share and share data in the Company's Form
10-Q have been adjusted to reflect the stock split.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")

 .....PERFORMANCE OVERVIEW.....The Company's net income
for the second quarter of 1998 totaled $5,737,000 or $0.40 per share on a diluted basis. When compared to the $5,840,000 or $0.38 per diluted share reported for the second quarter of 1997, the 1998 results reflect a 5.3%
increase in diluted earnings per share and a 1.8% decrease in net income. Note that all share and per share data has been adjusted to reflect a 3 for 1 stock split effected in the form of a 200% stock dividend which was distributed on July 31, 1998, to shareholders of record on July 16, 1998. The Company's return on equity averaged 15.32% for the second quarter of 1998 which was comparable with the 15.36% return on equity reported in the second quarter of 1997. The Company s return on assets dropped by five basis points to 1.04% in the second quarter of 1998.

    USBANCORP completed several important strategic initiatives in the second quarter of 1998 which will favorably impact return on equity performance. The successful execution of a $34.5 million retail offering of trust preferred securities provided the Company with the necessary capital to continue to execute an active treasury stock repurchase program and complete the acquisition of two National City Branch Offices in Allegheny County with $27 million in deposits. As a result of these effective capital management strategies and increased non-interest revenue in 1998, USBANCORP demonstrated earnings per share growth despite compression in the Company s net interest margin caused by the flat treasury yield curve. Specifically, total non-interest income increased by $1.6 million or 32.3%
while net interest income declined by $506,000 or 3.0%
from the prior year second quarter. This net $1.0 million increase in total revenue was offset by higher non-interest expense and an increase in the provision for loan losses. Total non-interest expense was $1.2 million or 9.3% higher in the second quarter of 1998 while the provision for loan losses increased by $128,000. The
Company's earnings per share, however, were enhanced by the repurchase of its common stock because there were 849,000 fewer average diluted shares outstanding in the second quarter of 1998. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

Appearing on this page was a graphic presentation of diluted earnings per share for the past seven quarters. The data points presented were: $0.40, $0.38, $0.40, $0.39, $0.38, $0.37, and $0.35 respectively.

                               Three Months Ended   Three Months Ended
                                June 30, 1998           June 30, 1997
 Net income                        $ 5,737              $ 5,840
 Diluted earnings per share           0.40                 0.38
 Return on average equity            15.32%               15.36%
 Return on average assets             1.04                 1.09
 Average diluted common
    shares outstanding              14,425               15,274

 .....NET INTEREST INCOME AND MARGIN.....The Company's
net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table compares the Company's net interest income performance for the second quarter of 1998 to the second quarter of 1997 (in thousands, except percentages):

                            Three Months Ended
                                June 30
                           1998        1997       $ Change   % Change
Interest income          $ 39,131     $ 38,870       261        0.7
Interest expense           22,768       22,001       767        3.5
Net interest income        16,363       16,869      (506)      (3.0)
Tax-equivalent adjustment     704          756       (52)      (6.9)
Net tax-equivalent
   interest income       $ 17,067     $ 17,625      (558)      (3.2)

Net interest margin         3.25%        3.46%    (0.21)%       N/M

N/M - Not meaningful.

    USBANCORP's net interest income on a tax-equivalent basis decreased by $558,000 or 3.2% due to the negative impact of a 21 basis point decline in the net interest margin to 3.25%. The drop in the net interest margin reflects an 18 basis point decline in the earning asset yield due primarily to accelerated mortgage prepayments in both the securities and loan portfolios resulting from the flat treasury yield curve and the reinvestment of these cash flows in lower yielding assets. The cost of funds increased by three basis points due in part to the interest cost associated with the $34.5 million of guaranteed junior subordinated deferrable interest debentures issued on April 30, 1998.

This margin compression offset the benefits resulting from growth in the earning asset base. Total average earning assets were $60 million higher in the second quarter of 1998 due primarily to a $50 million or 5.2% increase in total loans. The overall growth in the earning asset base was one strategy used by the Company to leverage its capital.
The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to plus or minus 7.5% and net income variability to plus or minus 15% over a twelve month period. (See further discussion under Interest
Rate Sensitivity).

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total interest income for the second quarter of 1998 increased by $261,000 or 0.7% when compared to the same 1997 period. This increase was due primarily to a $60 million or 2.9% increase in total average earning assets which caused interest income to rise by $1.1 million. This positive factor was partially offset by an 18 basis point drop in the earning asset yield to 7.64% which caused a $877,000 reduction in interest income.
Within the earning asset base, the yield on total investment securities decreased by 36 basis points to 6.64% while the yield on the total loan portfolio declined by three basis points to 8.66%. Accelerated prepayments of mortgage related assets were the primary factor causing the compression in the earning asset yield. These heightened prepayments reflect increased customer refinancing activity due to drops in intermediate- and long-term interest rates on the treasury yield curve. Note that the decline in the loan portfolio yield was not as significant as the drop in the investment securities portfolio yield due partially to the collection of prepayment penalties on certain commercial mortgage loan pay-offs.

    The Company's total interest expense for the second quarter of 1998 increased by $767,000 or 3.5% when compared to the same 1997 quarter. This higher interest expense was due primarily to a $50 million increase in average interest bearing liabilities that caused interest expense to rise by $610,000. The growth in interest bearing liabilities included the issuance of $34.5 million of guaranteed junior subordinated deferrable interest debentures which impacted average balances for the second quarter of 1998 by $23 million. The remainder of the interest bearing liability increase occurred in short-term borrowings and FHLB advances which were used to fund the previously mentioned earning asset growth.
For the second quarter of 1998, the Company's total level of short-term borrowed funds and FHLB advances averaged
$842 million or 37.9% of total assets compared to an average of $805 million or 37.4% of total assets for the second quarter of 1997. These borrowed funds had an average cost of 5.66% in the second quarter of 1998 which was 159 basis points greater than the average cost of deposits which amounted to 4.07%. This greater dependence on borrowings to fund the earning asset base, along with the interest costs associated with the guaranteed junior subordinated deferrable interest debentures, were the factors responsible for the three basis point increase in the total cost of interest bearing liabilities to 4.84% in the second quarter of 1998. This increase in the total cost of funds occurred despite an 18 basis point drop in the cost of deposits to 4.07%.

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

Three Months Ended June 30 (In thousands, except percentages)

                                         1998                               1997
                                         Interest                         Interest
                             Average     Income/      Yield/   Average   Income/    Yield/
                             Balance     Expense      Rate     Balance   Expense    Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income         $ 1,010,058 $ 22,099     8.66%    $ 960,245 $ 21,097   8.69%
   Deposits with banks             7,029       63     3.57         7,646       93   4.83
  Federal funds sold
     and securities
     purchased under
     agreement to resell               -        -       -            106        2   5.39
   Investment securities:
     Available for sale          566,046    9,054     6.40       472,233    8,086   6.85
     Held to maturity            493,807    8,542     6.92       576,035   10,257   7.12
     Total investment
         securities            1,059,853   17,596     6.64     1,048,268   18,343   7.00

   Assets held in trust for
      collateralized
      mortgage obligation          3,849       77     8.01         4,942       91   7.38
Total interest earning
   assets/interest income      2,080,789   39,835     7.64     2,021,207   39,626   7.82
Non-interest earning assets:
   Cash and due from banks        34,406                          32,499
   Premises and equipment         17,880                          17,894
   Other assets                   98,438                          95,000
   Allowance for loan losses     (11,904)                        (13,267)
TOTAL ASSETS                  $2,219,609                      $2,153,333

                     CONTINUED ON NEXT PAGE

THREE MONTHS ENDED JUNE 30
CONTINUED FROM PREVIOUS PAGE

                                              1998                           1997
                                              Interest                       Interest
                                Average       Income/   Yield/   Average     Income/   Yield/
                                Balance       Expense   Rate     Balance     Expense   Rate
Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand      $   90,690    $    224  0.99%    $   91,335  $   226   0.99%
   Savings                         173,305         640  1.48        189,524      799   1.69
   Money markets                   166,309       1,555  3.75        150,520    1,390   3.70
   Other time                      580,049       7,834  5.42        586,144    8,370   5.73
   Total interest bearing
      deposits                   1,010,353      10,253  4.07      1,017,523   10,785   4.25

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other short-term
        borrowings                 184,787      2,410   5.16        152,421    1,948    5.10
   Advances from Federal
      Home Loan Bank               656,852      9,493   5.80        652,328    9,136    5.62
   Collateralized mortgage
       obligation                    3,416         85  10.02          4,359      110   10.10
   Guaranteed junior subordinated
      deferrable interest
      debentures                    23,383        501   8.58              -        -       -
   Long-term debt                    3,697         26   2.82          5,484       22    1.64
Total interest bearing
   liabilities/interest expense  1,882,488     22,768   4.84      1,832,115   22,001    4.81
Non-interest bearing liabilities:
   Demand deposits                 159,561                          141,481
   Other liabilities                27,382                           27,238
   Stockholders' equity            150,178                          152,499
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY         $2,219,609                       $2,153,333

Interest rate spread                                    2.79                            3.01
Net interest income/
   net interest margin                         17,067   3.25%                 17,625    3.46%
Tax-equivalent adjustment                        (704)                          (756)
Net Interest Income                           $16,363                        $16,869

 ....PROVISION FOR LOAN LOSSES.....The Company's provision
for loan losses for the second quarter of 1998 totaled
$150,000 or 0.06% of average total loans which represented a $128,000 increase from the provision level experienced in the 1997 second quarter. The Company s net charge-offs amounted to $144,000 or 0.06% of average loans in the second quarter of 1998 compared to net recoveries of $75,000 or 0.03% of average loans in the 1997 second quarter. The higher provision in 1998 was due to the increased net-charge offs and continued growth of commercial and commercial real-estate loans. The
Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis.

At June 30, 1998, the allowance for loan losses at each of the Company's banking subsidiaries was in compliance with the Company's policy of maintaining a general unallocated reserve of at least 20% of the systematically determined minimum reserve need. In total, the Company's general unallocated reserve was $6.0 million at June 30, 1998, or 51% of the allowance for loan losses.

 .....NON-INTEREST INCOME.....Non-interest income for the
second quarter of 1998 totaled $6.4 million which represented a $1.6 million or 32.3% increase when compared to the same 1997 quarter. This increase was primarily due to the following items:

    a $118,000 or 11.8% increase in trust fees to $1.1 million in the second quarter of 1998. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business.

    a $770,000 increase in gains realized on loans held for sale due to heightened residential mortgage refinancing and origination activity at the Company's mortgage banking subsidiary. Total mortgage loans closed amounted to $96 million in the second quarter of 1998 compared to $62 million in the same 1997 period. The Company also generated
    $398,000 in gains on the sale of servicing rights which is reflected in the above gain figure. It is the Company s ongoing strategy to sell newly originated 30 year fixed-rate residential mortgage loans excluding those loans retained for CRA purposes.

    a $745,000 increase in gains realized on investment
    security sales as the Company modestly delevered the
    investment portfolio by selling mortgage backed
    securities which were experiencing rapid
    prepayments.   Given the expected continuation of a
    relatively "flat" treasury yield curve in the second half of 1998, the Company will continue to reposition the investment securities portfolio by selling rapidly prepaying mortgage backed securities and extending the portfolio duration by investing a portion of the sale proceeds in longer maturity securities.

    a $403,000 or 31.3% increase in other income due in part to additional income resulting from ATM surcharging, other mortgage banking processing fees, credit card charges, and revenue generated from annuity and mutual fund sales in the Company s financial service subsidiaries.

Appearing on this page is a graphic presentation of total non-interest income for the past seven quarters. The data points were: $6,351, $5,368, $5,629, $5,151, $4,800, $4,623 and $4,665 (in thousands) respectively.

    a $312,000 or 53.9% decrease in net mortgage servicing fee income due to greater amortization expense on mortgage servicing rights as a result of faster mortgage prepayment speeds in 1998. Given the flatness of the treasury yield curve and heightened mortgage refinancing activity, the
    Company expects this trend of increased amortization expense to continue and possibly accelerate further throughout the remainder of 1998.

 .....NON-INTEREST EXPENSE.....Non-interest expense for
the second quarter of 1998 totaled $14.7 million which represented a $1.3 million or 9.3% increase when compared to the same 1997 quarter. This increase was primarily due to the following items:

    a $628,000 or 9.0% increase in salaries and employee benefits due to merit pay increases, higher commission expense, higher profit sharing expense, and increased medical insurance premiums.

    a $248,000 or 31.6% increase in equipment expense due to technology related expenses such as the system costs associated with optical disk imaging of customer statements.

    a $403,000 increase in other expense due to increased advertising expense, higher outside processing fees, heightened foreclosure losses, and costs associated with Year 2000 compliance.

 .....YEAR 2000.....The Year 2000("Y2K") issue is the
result of computer programs having been written using two digits, rather than four, to define the applicable year.
Any of the Company's computer systems that have date-sensitive software or date-sensitive hardware may potentially recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send statements or engage in similar normal business activities.

    As previously disclosed in the Company's "1997
Annual Report and Form 10K", USBANCORP has been actively working on the Year 2000 computer problem and has made significant progress in ensuring that both its information technology and non-information technology systems and applications will be Y2K compliant. To date, the Company has completed the inventory, assessment and strategy phases of its Year 2000 program. During these phases, the Company identified hardware and software that required modification, developed implementation plans, prioritized tasks and established implementation timelines. The Company is targeting to have the majority of testing completed and, if necessary, any mission critical systems repaired by year-end 1998. The status of mission critical applications as certified by vendor is as follows:

    Compliant                              60%
    Working on attaining compliance        37%
    System will be replaced                 3%

    The Y2K process has also required that the Company work with vendors, third-party service providers, and customers. The Company continues to communicate with all its vendors and large commercial customers to determine the extent to which the Company is vulnerable to these parties failure to remediate their own Year 2000 issue.
For significant mission critical vendors, the Company will validate that they are Year 2000 compliant by December 31, 1998, or make plans to switch to a new vendor or system that is compliant. The Company is also developing contingency plans that will help limit the impact that may result from the failure of a mission critical system or vendor to become Y2K compliant. The
Y2K status of all vendors, suppliers, utilities and municipalities is currently as follows:

    Compliant                              14%
    Working on Attaining Compliance        40%
    No response                            46%

    The Company recognizes the serious risks it faces regarding credit customers not properly remediating their automated systems to conform with Year 2000 related problems. The failure of a loan customer to prepare adequately to conform with Year 2000 could have an adverse effect on such customer's operations and profitability, in turn limiting their ability to repay loans in accordance with scheduled terms. The Company expects to have substantially completed a detailed analysis of its major loan customers compliance with Year
2000 by September 30, 1998, and based upon available information and known events will consider the impact on its loan loss reserve for potential or actual customer non-compliance as appropriate.

    The Company is using both internal and external resources to complete its comprehensive Y2K compliance program. The Company currently estimates that the total cost to achieve Y2K compliance will approximate $1.7 million. Approximately 66% of this total cost represents incremental expenses to the Company while approximately
34% represents the internal cost of redeploying existing information technology resources to the Y2K issue. To date, the Company has expensed $300,000 or 18% of its total estimated cost to achieve Year 2000 compliance.
The Company does not believe that these expenditures have yet had, nor will have, a material impact on the results of operation, liquidity, or capital resources.

 .....INCOME TAX EXPENSE.....The Company's provision for
income taxes for the second quarter of 1998 was $2.1 million reflecting an effective tax rate of 27.0%. The
Company's 1997 second quarter income tax provision was $2.4 million or an effective tax rate of 28.7%. The lower income tax expense and effective tax rate in 1998 was due primarily to a reduced level of pre-tax income combined with a relatively consistent level of tax-free asset holdings between periods. The tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Net deferred income taxes of $4.8 million have been provided as of June 30, 1998, on the differences between taxable income for financial and tax reporting purposes.

SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

 .....PERFORMANCE OVERVIEW.....The Company's net income
for the first six months of 1998 totaled $11,432,000 or $0.78 per share on a diluted basis. The Company's net income for first half of 1997 totaled $11,508,000 or $0.75 per share on a diluted basis. The 1998 results reflect a $0.03 or a 4.0% improvement in diluted earnings per share and a $76,000 or 0.7% decrease in net income when compared to the same six month period in 1997. The
Company's return on equity averaged 14.94% for the first six months of 1998 which was comparable with the 15.14% return on equity reported in the first half of 1997. The
Company s return on assets dropped by six basis points to 1.03% for the first six months of 1998.

    The growth in diluted earnings per share resulted from a combination of increased non-interest income and a reduced number of shares outstanding due to the success of the Company s ongoing treasury stock repurchase program. Specifically, non-interest income increased by $2.3 million or 24.4% while the number of diluted shares outstanding decreased by 772,000 or 5.0% in the first six months of 1998. These positive factors offset the negative impact on earnings of higher non-interest expense, an increased loan loss provision, and a reduced amount of net interest income resulting from compression in the net interest margin. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                                    Six Months Ended   Six Months Ended
                                    June 30, 1998        June 30, 1997
 Net income                           $11,432               $11,508
 Diluted earnings per share              0.78                  0.75
 Return on average equity               14.94%                15.14%
 Return on average assets                1.03                  1.09
 Average diluted common
    shares outstanding                 14,626                15,398

 .....NET INTEREST INCOME AND MARGIN.....The following
table compares the Company's net interest income performance for the first six months of 1998 to the first six months of 1997 (in thousands, except percentages):

                              Six Months Ended
                                  June 30
                            1998         1997       $ Change   % Change
Interest income             $ 78,823     $ 76,308   2,515        3.3
Interest expense              45,599       42,934   2,665        6.2
Net interest income           33,224       33,374    (150)      (0.4)
Tax-equivalent adjustment      1,424        1,504     (80)      (5.3)
Net tax-equivalent
   interest income          $ 34,648     $ 34,878    (230)      (0.7)

Net interest margin             3.27%        3.47%   (0.20)%     N/M

N/M - Not meaningful.

    USBANCORP's net interest income on a tax-equivalent basis decreased by $230,000 or 0.7% due to the negative impact of a 20 basis point decline in the net interest margin to 3.27%. The drop in the net interest margin reflects a 16 basis point decline in the earning asset yield due primarily to accelerated mortgage prepayments in both the securities and loan portfolios and the reinvestment of these cash flows into lower yielding assets. The cost of funds increased by five basis points as growth in the earning asset base was funded primarily with borrowings from the Federal Home Loan Bank. This margin compression offset the benefits resulting from a higher level of earning assets. Total average earning assets were $106 million higher in the first half of 1998 as total loans grew by $53 million or 5.6% while investment securities increased by $55 million or 5.3%.

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total interest income for the first six months of 1998 increased by $2.5 million or 3.3% when compared to the same 1997 period. This increase was due primarily to a $106 million or 5.3% increase in total average earning assets which caused interest income to rise by $4.1 million. This positive factor was partially offset by a 16 basis point drop in the earning asset yield to 7.65% which caused a $1.7 million reduction in interest income. Within the earning asset base, the yield on total investment securities decreased by 26 basis points to 6.71% while the yield on the total loan portfolio declined by five basis points to 8.64%. Accelerated prepayments of mortgage related assets and the reinvestment of this cash into lower yielding assets was the primary factor causing the reduced earning asset yield.

    Continued improvement in the loan-to-deposit ratio contributed to the earning asset growth. The Company s loan-to-deposit ratio averaged 86.2% for the first six months of 1998 compared to an average of 82.4% for the same period in 1997. This loan growth resulted from the Company s ability to take market share from its competitors through strategies which emphasize convenient customer service and hard work. Other factors contributing to the loan growth were a stable economic environment and the formation of two loan production offices in the higher growth markets of Westmoreland and Centre Counties.

    The Company's total interest expense for the first half of 1998 increased by $2.7 million or 6.2% when compared to the same 1997 period. This higher interest expense was due primarily to a $92 million increase in average interest bearing liabilities which caused interest expense to rise by $2.2 million. This growth in interest bearing liabilities occurred predominantly in short-term and FHLB borrowings which were used to fund the previously mentioned earning asset growth. For the first six months of 1998, the Company's total level of short-term borrowed funds and FHLB advances averaged $871 million or 39.0% of total assets compared to an average of $784 million or 36.9% of total assets for the first six months of 1997. These borrowed funds had an average cost of 5.61% in the first half of 1998 which was 152 basis points greater than the average cost of deposits.
This greater dependence on borrowings to fund the earning asset base was a key factor responsible for the five basis point increase in the total cost of interest bearing liabilities from 4.79% in the first half of 1997 to 4.84% in the first half of 1998. This increase in the total cost of funds occurred despite a 12 basis point drop in the cost of interest bearing deposits to 4.09%.

    The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 1998 and June 30, 1997. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 25.

Six Months Ended June 30 (In thousands, except percentages)

                                         1998                           1997
                                         Interest                       Interest
                             Average     Income/   Yield/   Average     Income/   Yield/
                             Balance     Expense   Rate     Balance     Expense   Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income         $ 1,002,476 $ 43,585  8.64%    $ 949,029   $ 41,531  8.69%
   Deposits with banks             4,586       79  3.43         5,448        121  4.42
  Federal funds sold
     and securities
     purchased under
     agreement to resell               -        -     -            72          2  5.25
   Investment securities:
     Available for sale          580,234   18,763  6.47       456,741     16,045  7.03
     Held to maturity            506,322   17,668  6.98       574,859     19,925  6.93
     Total investment
         securities            1,086,556   36,431  6.71     1,031,600     35,970  6.97

   Assets held in trust for
      collateralized
      mortgage obligation          4,004      152  7.64         5,062        188  7.50
Total interest earning
   assets/interest income      2,097,622   80,247  7.65     1,991,211     77,812  7.81
Non-interest earning assets:
   Cash and due from banks        33,241                       33,129
   Premises and equipment         17,839                       17,990
   Other assets                   98,758                       97,144
   Allowance for loan losses     (11,985)                     (13,289)
TOTAL ASSETS                  $2,235,475                   $2,126,185

                     CONTINUED ON NEXT PAGE

SIX MONTHS ENDED JUNE 30
CONTINUED FROM PREVIOUS PAGE

                                             1998                           1997
                                             Interest                       Interest
                               Average       Income/   Yield/   Average     Income/   Yield/
                               Balance       Expense   Rate     Balance     Expense   Rate
Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand     $   90,256    $    444  0.98%    $   90,561  $   446   0.99%
   Savings                        173,855       1,294  1.48        191,264    1,603   1.69
   Money markets                  164,374       3,082  3.74        151,702    2,757   3.66
   Other time                     579,353      15,630  5.45        577,957   16,305   5.69
   Total interest bearing
      deposits                  1,007,838      20,450  4.09      1,011,484   21,111   4.21

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other short-term
        borrowings                183,803      4,797   5.21        162,700    4,243   5.26
   Advances from Federal
      Home Loan Bank              687,103     19,618   5.69        621,538   17,329   5.62
   Collateralized mortgage
      obligation                    3,551        177  10.08          4,479      198   8.91
   Guaranteed junior subordinated
      deferrable interest
      debentures                   11,692        501   8.58              -        -      -
   Long-term debt                   3,908         56   2.86          5,377       53   1.98
Total interest bearing
   liabilities/interest expense 1,897,895     45,599   4.84      1,805,578   42,934   4.79
Non-interest bearing liabilities:
   Demand deposits                155,616                          140,054
   Other liabilities               27,661                           27,265
   Stockholders' equity           154,303                          153,288
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY        $2,235,475                       $2,126,185

Interest rate spread                                   2.81                           3.02
Net interest income/
   net interest margin                        34,648   3.27%                 34,878   3.47%
Tax-equivalent adjustment                     (1,424)                        (1,504)
Net Interest Income                          $33,224                        $33,374

 ....PROVISION FOR LOAN LOSSES.....The Company's provision
for loan losses for the first six months of 1998 totaled
$300,000 or 0.06% of average total loans which represented a $255,000 increase from the provision level experienced in the first six months of 1997. The
Company s net charge-offs amounted to $527,000 or 0.11% of average loans in first half of 1998 compared to net charge-offs of $71,000 or 0.02% of average loans in the first half of 1997. The higher provision in 1998 was due to the increased net-charge offs and continued growth of commercial and commercial real-estate loans. At June 30, 1998, the balance in the allowance for loan losses totaled $11.9 million or 171% of total non-performing assets.

 .....NON-INTEREST INCOME.....Non-interest income for the
first six months of 1998 totaled $11.7 million which represented a $2.3 million or 24.4% increase when compared to the same period in 1997. This increase was primarily due to the following items:

           a $227,000 or 11.4% increase in trust fees to $2.2 million in the first half of 1998. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business.

           a $1.2 million increase in gains realized on loans held for sale due to heightened residential mortgage refinancing and origination activity at the Company's mortgage banking subsidiary. Total mortgage loans closed amounted to $208 million in the first half of 1998 compared to $110 million in the same 1997 period. The Company also generated $480,000 in gains on the sale of servicing rights which is reflected in the above gain figure.

    an $862,000 increase in gains realized on investment security sales as the Company has executed asset liability strategies to reposition the portfolio by selling mortgage backed securities which were experiencing rapid prepayments.

    a $828,000 or 33.4% increase in other income due in part to additional income resulting from ATM surcharging, other mortgage banking processing fees, credit card charges, and revenue generated from annuity and mutual fund sales in the Company s financial service subsidiaries.

    a $570,000 or 49.5% decrease in net mortgage servicing fee income due to greater amortization expense on mortgage servicing rights as a result of faster mortgage prepayment speeds in 1998. Given the flatness of the treasury yield curve and heightened mortgage refinancing activity, the
    Company expects this trend of increased amortization expense to continue and possibly accelerate further throughout the remainder of 1998.

Non-interest income as a percentage of total revenue increased from 21.3% in the first six months of 1997 to 25.3% in the first six months of 1998.

 .....NON-INTEREST EXPENSE.....Non-interest expense for
the first six months of 1998 totaled $29.0 million which represented a $2.3 million or 8.6% increase when compared to the same 1997 period. This increase was primarily due to the following items:

    a $1.2 million or 8.6% increase in salaries and employee benefits due to merit pay increases, higher commission and incentive payments, increased profit sharing expense, and increased medical insurance premiums.

    a $155,000 increase in FDIC deposit insurance expense due primarily to the non-recurrence of a $105,000 refund received in 1997.

    a $787,000 increase in other expense due to higher employee training costs, advertising expense, outside processing fees, foreclosure losses, and costs associated with Year 2000 compliance.

 .....INCOME TAX EXPENSE.....The Company's provision for
income taxes for the first six months of 1998 was $4.3 million reflecting an effective tax rate of 27.1%. The
Company's comparable period 1997 income tax provision was $4.6 million or an effective tax rate of 28.5%. The lower income tax expense and effective tax rate in 1998 was due primarily to a reduced level of pre-tax income combined with a relatively consistent level of tax-free income.

 .....NET OVERHEAD BURDEN.....The Company's efficiency
ratio (non-interest expense divided by total revenue) increased to 62.5% in the first six months of 1998 compared to 60.2% for the first six months of 1997.
Factors contributing to the higher efficiency ratio in 1998 include the compression experienced in the net interest margin and the costs associated with several strategic initiatives which began in 1997 and are designed to diversify the Company s revenue stream in future years. These new strategic initiatives include the opening of financial services subsidiaries which sell annuities, mutual funds, and insurance, the establishment of the first full service mobile bank branch in Western
Pennsylvania, and the opening of two loan production offices. Additionally, the repurchase of the Company s stock has a favorable impact on return on equity but a negative impact on the efficiency ratio due to the interest cost associated with borrowings which provide funds to repurchase the stock(i.e. the interest on the guaranteed junior subordinated deferrable interest debentures). Employee productivity ratios were relatively constant as net income per employee averaged approximately $15,000 for both the first half of 1997 and 1998. Total assets per employee improved 5.2% from $2.8 million for the first six months of 1997 to $2.9 million for the first six months of 1998.

 .....BALANCE SHEET.....The Company's total consolidated
assets were $2.209 billion at June 30, 1998, compared with $2.239 billion at December 31, 1997, which represents a decrease of $30 million or 1.3% due to some modest deleveraging of the balance sheet. During the first six months of 1998, total loans and loans held for sale increased by approximately $27 million or 2.7% due to growth in commercial mortgage loans as a result of the successful execution of strategies to increase both middle market and small business lending. Heightened refinancing activity and a successful direct consumer loan promotion also contributed to growth in residential mortgage and home equity loans. Consumer loans continued to decline due to net run-off experienced in the indirect auto loan portfolio as the Company has exited this low margin line of business. Total investment securities decreased by $55 million as the Company has used cash flow from mortgage-backed securities prepayments and sales to pay down borrowings given the current flatness of the treasury yield curve.

    Total deposits increased by $39 million or 3.4% since December 31, 1997, due largely to the acquisition of $27 million of deposits with the purchase of two
National City branch offices in Allegheny County. These acquired deposits were used to paydown borrowings. The issuance of guaranteed junior subordinated deferrable interest debentures provided the Company with $34.5 million of funds which were used to repurchase treasury stock and paydown borrowings. Overall, the Company's total short- term and FHLB borrowings decreased by $90 million since December 31, 1997.

 .....LOAN QUALITY.....The following table sets forth
information concerning USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                          June 30        December 31       June 30
                                            1998             1997            1997
     Total loan delinquency (past due
      30 to 89 days)                      $ 9,769        $19,890           $11,588
     Total non-accrual loans                5,212          6,450             6,036
     Total non-performing assets<F1>        6,956          8,858             8,457
     Loan delinquency, as a percentage
        of total loans and loans held
        for sale, net of unearned income     0.96%          2.01%             1.19%
     Non-accrual loans, as a percentage
        of total loans and loans held
        for sale, net of unearned income     0.51           0.65              0.62
     Non-performing assets, as a
        percentage of total loans and
        loans held for sale, net of
        unearned income, and other
        real estate owned                    0.68           0.89              0.87

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

  Between December 31, 1997, and June 30, 1998, each of the key asset quality indicators demonstrated improvement. Total loan delinquency declined by $10.1 million causing the delinquency ratio to drop to less than 1.0%. Total non-performing assets decreased by $1.9 million since year-end 1997 causing the non-performing assets to total loans ratio to drop to 0.68%. The overall improvement in asset quality resulted from enhanced collection efforts on residential mortgage loans and continued low levels of non-performing commercial loans.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table
sets forth the allowance for loan losses and certain
ratios for the periods ended (in thousands, except
percentages):

                                     June 30         December 31     June 30
                                       1998             1997          1997
  Allowance for loan losses          $ 11,886        $ 12,113        $ 13,303
  Amount in the allowance
     for loan losses
     allocated to "general risk"        6,012           5,980           6,874
  Allowance for loan losses as
     a percentage of each of
     the following:
       total loans and loans
       held for sale,
       net of unearned income            1.17%           1.22%           1.36%
       total delinquent loans
         (past due 30 to 89 days)      121.67           60.90          114.80
       total non-accrual loans         228.05          187.80          220.39
       total non-performing assets     170.87          136.75          157.30

  Since December 31, 1997, the balance in the allowance for loan losses has declined by $227,000 to $11.9 million due to net charge-offs exceeding the loan loss provision. The Company's allowance for loan losses at June 30, 1998, was 171% of non-performing assets and 228% of non-accrual loans. Both of these coverage ratios improved since year-end 1997 due to the Company's lower level of non-performing assets. It is important to note that approximately $3.9 million or 57% of the Company s non-performing assets are residential mortgages which exhibit a historically low level of net charge-off.

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

    The following table presents an analysis of the sensitivity inherent in the Company s net interest income, net income and market value of portfolio equity.
The interest rate scenarios in the table compare the Company s base forecast or most likely rate scenario at June 30, 1998, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the June 30, 1998, levels. The Company s most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company s expected balance sheet composition which was developed under the most likely interest rate scenario.

                 Variability of                           Change In
 Interest Rate   Net Interest      Variability of         Market Value of
 Scenario        Income            Net Income             Portfolio Equity

 Base            0%                0%                     0%
 Flat            (0.35)            (0.70)                 (1.51)
 200bp increase  (5.01)            (10.52)                (19.74)
 200bp decrease   3.07               1.19                  13.67

     As indicated in the table, the maximum negative variability of USBANCORP's net interest income and net income over the next twelve month period was (5.0%) and (10.5%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates.
The noted variability under this forecast was within the Company s ALCO policy limits. The variability of market value of portfolio equity was (19.7%) under this interest rate scenario. The off-balance sheet borrowed funds hedges(see footnote #12) also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment.

 .....LIQUIDITY.....Liquidity can be analyzed by utilizing
the Consolidated Statement of Cash Flows.  Cash
equivalents decreased by $6.6 million from December 31,
1997, to June 30, 1998, due primarily to $41.6 million of
net cash used by financing activities and $4.5 million of
net cash used by operating activities.  This more than
offset $39.5 million of net cash provided by investing
activities.  Within investing activities, the cash
proceeds from investment security maturities and sales
exceeded purchases of investment securities by $55.8
million.  Cash advanced for new loan fundings totaled
$208 million and was approximately $9 million greater
than the cash received from loan principal payments and
sales. Within financing activities, cash generated from
the sale of new certificates of deposit exceeded cash
payments for maturing certificates of deposit by $18
million.  An increase in demand and savings deposits
provided $21 million of cash and includes the acquired
National City branch deposits.  Net proceeds from the
issuance of guaranteed junior subordinated deferrable
interest debentures provided the Company with $33 million
of cash.  The net paydown of advances from the Federal
Home Loan Bank used $117 million of cash.

 .....CAPITAL RESOURCES.....As presented in Note #15, each
of the Company s regulatory capital ratios increased
between December 31, 1997, and June 30, 1998, due to the
issuance of the $34.5 million of guaranteed junior
subordinated deferrable interest debentures which qualify
as Tier 1 capital.  Specifically, the Tier 1 capital and
asset leverage ratio increased from 12.96% and 6.25% at
December 31, 1997, to 14.49% and 7.03% at June 30, 1998.
The Company targets an operating level of 6.50% for the
asset leverage ratio because management and the Board of
Directors believes that this level provides an optimal
balance between regulatory capital requirements and
shareholder value needs.  Strategies that the Company
uses to manage its capital include common dividend
payments, treasury stock repurchases, and earning asset
growth.  Through the remainder of 1998, the Company
expects to leverage its capital more through treasury
stock repurchases and common dividend payments as the
expectations for a relatively flat treasury yield curve
will limit opportunities for additional earning asset
growth.

     The Company has used funds provided from the issuance of the guaranteed junior subordinated deferrable interest debentures to repurchase 884,000 shares or $22.6 million of its common stock during the first six months of 1998. Through June 30, 1998, the Company has repurchased a total of 3.8 million shares of its common stock at a total cost of $53.7 million or $13.97 per share. The Company plans to continue its treasury stock repurchase program which currently permits a maximum total repurchase authorization of $70 million. During the second quarter of 1998, the Board of Directors eliminated the previous maximum price per share threshold at which the stock could be repurchased of 250% of book value.

     The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks is considered "well capitalized" under all applicable FDIC regulations. It is the Company's ongoing intent to continue to prudently leverage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements. It is, however, the Company's intent to maintain the FDIC "well capitalized" classification for each of its subsidiaries to ensure the lowest deposit insurance premium.

     The Company's declared Common Stock cash dividend per share was $0.26 for the first six months of 1998 which was an 18.2% increase over the $0.22 per share dividend for the same 1997 interim period. The Company s
Board of Directors believes that a competitive common dividend is a key component of total shareholder return particularly for retail shareholders.

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

SERVICE AREA MAP

Presented on this page was a service area map depicting the six county area serviced by the Company.

Part II     Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders of
            USBANCORP, Inc. was held on April 28, 1998.
            The results of the items submitted for a vote are as follows:

       A. The following four Directors, whose term will expire in 2001, were elected:

                                        Number of Votes          % of total
                                        Cast for Class I         outstanding
                                        Director                 shares voted

            Michael F. Butler           3,746,473                77.93%
            James C. Dewar              3,734,065                77.67%
            Terry K. Dunkle             3,744,574                77.89%
            Jack Sevy                   3,740,524                77.81%

       B. The proposal to increase the number of shares of common stock of USBANCORP, Inc. available for issuance under the USBANCORP, Inc. 1991 Stock
            Option Plan from 285,000 shares to 485,000 shares.

            For                    3,544,301
            Against                  315,552
            Abstain                   64,888
            Broker non-votes          16,278

       C. The consideration of an amendment of USBANCORP's articles of incorporation to increase the number of shares of USBANCORP, Inc. common stock to 24,000,000 shares, par value $2.50.

            For                    3,513,525
            Against                  347,812
            Abstain                   63,403
            Broker non-votes          16,278

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

             3.1        Articles of Incorporation, as
                        amended (Incorporated by
                        reference to Exhibit III to
                        Registration Statement No. 2-
                        79639 on Form S-14, Exhibits 4.2
                        and 4.3 to Registration
                        Statement No. 33-685 on Form S-
                        2, Exhibit 4.1 to Registration
                        Statement No. 33-56604 on Form
                        S-3, Exhibit 3.1 to the
                        Registrant's Annual Report on
                        Form 10-K for the year ended
                        December 31, 1994, and Exhibit
                        3.1 to the Registrant's Form 10-
                        Q for quarter ended June 30, 1998).

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

           15.1         Letter re:  unaudited interim
                        financial information

           27.1         Financial Data Schedule

     (b)    Reports on Form 8-K:

            USBANCORP, Inc. announced that its Board of Directors has declared a 3 for 1 stock split in the form of a 200% stock dividend on May
            27, 1998.

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USBANCORP, Inc.
Registrant

Date: August 13, 1998
/s/Terry K. Dunkle
   Terry K. Dunkle
   Chairman, President and
   Chief Executive Officer

Date: August 13, 1998
/s/Jeffrey A. Stopko
   Jeffrey A. Stopko
   Senior Vice President and
   Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

  July 17, 1998

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

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To the Stockholders and
  Board of Directors of
  USBANCORP, Inc.:

  We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income for the three-month and six-month periods then ended and the related consolidated statements of changes in stockholders equity and cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

  /s/ARTHUR ANDERSEN LLP
  ARTHUR ANDERSEN LLP
  Pittsburgh, Pennsylvania,
  July 17, 1998

July 17, 1998

  To the Stockholders and Board of Directors of USBANCORP, INC.:

  We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form
  S-3 (Registration No. 33-56604); Form S-8
  (Registration No. 33-53935); Form S-8 (Registration
  No. 33-55845); Form S-8 (Registration No. 33-55207);
  and Form S-8 (Registration No. 33-55211) its Form
  10-Q for the quarter ended June 30, 1998, which includes our report dated July 17, 1998, covering the unaudited interim financial statement information contained therein. Pursuant to
  Regulation C of the Securities Act of 1933 (the
  Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

  Very truly yours,
  \s\ARTHUR ANDERSEN LLP
  ARTHUR ANDERSEN LLP

Exhibit 3.1

  ARTICLES OF AMENDMENT - DOMESTIC BUSINESS
  CORPORATION
  DSCB:15-1915

       In compliance with the requirements of 15
  Pa.C.S. 1915 (relating to articles of amendment), the undersigned business corporation, desiring to amend its Articles, hereby states that:

  1.   The name of the corporation is:  USBANCORP, Inc.

  2. The address of this corporation's current registered office in this Commonwealth or name of its commercial registered office provider and county of venue is:
       MAIN AND FRANKLIN STREETS, JOHNSTOWN, PA 15901
       COUNTY:  CAMBRIA

  3. The corporation is incorporated under the provisions of the Pennsylvania Business
       Corporation Law of 1933.

  4.   The original date of its incorporation is:  May 3, 1982

  5. (Check, and if appropriate complete, one of the following):

       X The amendment shall be effective upon the filing of these Articles of Amendment in the Department of State.

          The amendment shall be effective on:

  6.   (Check one of the following):

       X  The amendment was adopted by the
          shareholders pursuant to 15 Pa.C.S. 1914(a) and (b).
       X The amendment was adopted by the board of directors pursuant to 15 Pa.C.S. 1914 (c).

  7. The Amendment adopted by the corporation, set forth in full, is as follows:

       THE FIRST PARAGRAPH OF ARTICLE FIFTH OF THE
       ARTICLES OF INCORPORATION, AS AMENDED, BE
       FURTHER AMENDED TO READ IN ITS ENTIRETY AS
       FOLLOWS:

              THE AGGREGATE NUMBER OF SHARES WHICH
              USBANCORP SHALL HAVE THE AUTHORITY TO
              ISSUE IS 2,000,000 SHARES OF PREFERRED
              STOCK, WITHOUT PAR VALUE, AND 24,000,000
              SHARES OF COMMON STOCK WITH THE PAR VALUE
              OF $2.50.

  8.   (Check if the amendment restates the Articles):

          The restated Articles of Incorporation
          supersede the original Articles and all
          amendments thereto.

  IN TESTIMONY WHEREOF, the undersigned corporation has caused these Articles of Amendment to be signed by a duly authorized officer thereof this 12th day of May, 1998.

  USBANCORP, Inc.

  By: \s\Terry K. Dunkle
  Terry K. Dunkle, President
