Form 10-Q
period 1998-09-30
USBANCORP INC /PA/
filed 1998-11-13
CIK 707605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                                (Mark One)


    X      Quarterly Report Pursuant to Section 13 or
           15(d) of the Securities Exchange Act of 1934

           For the period ended September 30, 1998

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

Registrant's telephone number, including area code (814)533-5300

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past
90 days.
             X  Yes                        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                               Outstanding at October 30, 1998
Common Stock, par value $2.50                    13,648,215
per share

                         USBANCORP, INC.

                              INDEX

PART I.   FINANCIAL INFORMATION:                           Page No.

          Consolidated Balance Sheet -
               September 30, 1998, December 31, 1997,
               and September 30, 1997                          3

          Consolidated Statement of Income -
               Three and Nine Months Ended
               September 30, 1998, and 1997                    4

          Consolidated Statement of Changes
               in Stockholders' Equity -
               Nine Months Ended
               September 30, 1998, and 1997                    6

          Consolidated Statement of Cash Flows -
               Nine Months Ended
               September 30, 1998, and 1997                    7

          Notes to Consolidated Financial
               Statements                                      8

          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                      23

Part II.  Other Information                                   45

                         USBANCORP, INC.
                   CONSOLIDATED BALANCE SHEET
                         (In thousands)

                                                       September 30       December 31        September 30
                                                       1998               1997               1997
                                                       (Unaudited)                           (Unaudited)
ASSETS
 Cash and due from banks                               $       35,583     $     38,056       $       35,169
 Interest bearing deposits with banks                             854              163                  207
 Investment securities:
   Available for sale                                         651,785          580,115              526,073
   Held to maturity (market value $506,628 on
   September 30, 1998, $541,093 on December 31, 1997,
   and $559,899 on September 30, 1997)                        492,974          532,341              552,440
 Assets held in trust for collateralized mortgage
   obligation                                                   3,128            4,267                4,545
 Loans held for sale                                           27,675           13,163                9,773
 Loans                                                      1,012,473          981,739              972,453
   Less:   Unearned income                                      5,209            5,327                5,182
           Allowance for loan losses                           11,717           12,113               12,930
           Net Loans                                          995,547          964,299              954,341
 Premises and equipment                                        18,021           17,630               17,868
 Accrued income receivable                                     17,216           17,317               17,170
 Mortgage servicing rights                                     15,168           14,960               16,384
 Goodwill and core deposit intangibles                         19,283           19,122               19,711
 Bank owned life insurance                                     35,213           33,979               33,583
 Other assets                                                   8,492            3,698                4,954
 TOTAL ASSETS                                           $   2,320,939      $ 2,239,110         $  2,192,218

LIABILITIES
 Non-interest bearing deposits                          $     160,706      $   146,685         $    146,553
 Interest bearing deposits                                  1,004,890          992,842            1,006,976
   Total deposits                                           1,165,596        1,139,527            1,153,529
 Federal funds purchased and securities sold under
   agreements to repurchase                                    59,196           92,829               99,147
 Other short-term borrowings                                   60,946           57,892               93,926
 Advances from Federal Home Loan Bank                         817,403          754,195              649,207
 Collateralized mortgage obligation                             2,766            3,779                4,018
 Guaranteed junior subordinated deferrable
   interest debentures                                         34,500                -                    -
 Long-term debt                                                 2,295            4,361                4,829
     Total borrowed funds                                     977,106          913,056              851,127
 Other liabilities                                             31,938           28,347               26,551
   TOTAL LIABILITIES                                        2,174,640        2,080,930            2,031,207
STOCKHOLDERS' EQUITY See Note #18
  Preferred stock, no par value; 2,000,000 shares authorized;
    there were no shares issued and outstanding for
    the periods presented                                           -                -                    -
  Common stock, par value $2.50 per share; 24,000,000 shares authorized; 17,348,334 shares issued and 13,661,215
    outstanding on September 30, 1998; 17,282,028 shares
    issued and 14,681,154 outstanding on December 31,
    1997; 17,278,737 shares issued and 14,953,053
    outstanding on September 30, 1997                         43,371            14,402               14,399
  Treasury stock at cost, 3,687,119 shares on September 30,
    1998, 2,600,874 shares on December 31, 1997, and
    2,325,684 shares on September 30, 1997                   (58,543)          (31,175)             (25,231)
  Surplus                                                     65,484            93,934               93,913
  Retained earnings                                           90,043            78,866               75,853
  Net unrealized holding gains (losses) on
    available for sale securities                              5,944             2,153                2,077
  TOTAL STOCKHOLDERS' EQUITY                                 146,299           158,180              161,011
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 2,320,939       $ 2,239,110          $ 2,192,218

See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
                CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share data)
                            Unaudited

                                          Three Months Ended      Nine Months Ended
                                          September 30            September 30
                                          1998         1997       1998        1997
INTEREST INCOME
  Interest and fees on loans and
    loans held for sale:
      Taxable                             $ 21,354     $ 20,637   $ 63,286    $ 60,585
      Tax exempt                               625          616      1,868       1,796
  Deposits with banks                           22           53        101         174
  Federal funds sold and securities
    purchased under agreements to resell         -            -          -           2
  Investment securities:
    Available for sale                       9,990        8,170     27,786      23,835
    Held to maturity                         8,193        9,721     25,814      28,925
  Assets held in trust for collateralized
    mortgage obligation                         68           87        220         275
      Total Interest Income                 40,252       39,284    119,075     115,592
INTEREST EXPENSE
  Deposits                                  10,427       10,963     30,877      32,074
  Federal funds purchased and securities
    sold under agreements to repurchase      1,564        1,290      4,157       3,771
  Other short-term borrowings                1,022          659      3,226       2,421
  Advances from Federal Home Loan Bank      10,178        9,345     29,796      26,674
  Collateralized mortgage obligation            75          118        252         316
  Guaranteed junior subordinated
    def. int. debentures                       740            -      1,241           -
  Long-term debt                                47           26        103          79
       Total Interest Expense               24,053       22,401     69,652      65,335
NET INTEREST INCOME                         16,199       16,883     49,423      50,257
  Provision for loan losses                    150           23        450          68
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                               16,049       16,860     48,973      50,189
NON-INTEREST INCOME
  Trust fees                                 1,104        1,025      3,330       3,024
  Net realized gains on
    investment securities                      737          145      1,755         301
  Net realized gains on loans held for sale    887          519      2,694       1,107
  Wholesale cash processing fees               178          236        530         794
  Service charges on deposit accounts          899          841      2,506       2,479
  Net mortgage servicing fees                  154          567        735       1,718
  Bank owned life insurance                    411          393      1,233       1,248
  Other income                               1,857        1,425      5,163       3,903
    Total Non-Interest Income                6,227        5,151     17,946      14,574
NON-INTEREST EXPENSE
  Salaries and employee benefits             7,732        7,114     22,812      21,005
  Net occupancy expense                      1,075        1,111      3,353       3,312
  Equipment expense                            874          768      2,704       2,426
  Professional fees                            944          837      2,496       2,430
  Supplies, postage, and freight               664          685      2,018       2,035
  Miscellaneous taxes and insurance            399          369      1,143       1,118
  FDIC deposit insurance expense                68           69        205          51
  Amortization of goodwill and
    core deposit intangibles                   586          589      1,722       1,767
  Other expense                              2,738        2,082      7,586       6,143
      Total Non-Interest Expense          $ 15,080     $ 13,624   $ 44,039    $ 40,287

                     CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE

                                           Three Months Ended     Nine Months Ended
                                           September 30           September 30
                                           1998         1997      1998        1997
INCOME BEFORE INCOME TAXES                 $ 7,196      $ 8,387   $ 22,880    $ 24,476
  Provision for income taxes                 1,896        2,370      6,148       6,951
NET INCOME                                 $ 5,300      $ 6,017   $ 16,732    $ 17,525

PER COMMON SHARE DATA:<F1>
  Basic:
    Net income                             $   0.39     $   0.40  $   1.18    $   1.16
    Average shares outstanding             13,760,019  15,000,666 14,147,108  15,108,780
  Diluted:
    Net income                             $   0.38     $   0.39  $   1.16    $   1.14
    Average shares outstanding             14,001,368  15,256,155 14,410,365  15,323,865
  Cash Dividends Declared                  $   0.14     $   0.12  $   0.40    $   0.33

<F1> All per share and share data have been adjusted to reflect a 3 for
     1 stock split effected in the form of a 200% stock dividend that was distributed on July 31, 1998, to shareholders of record on July 16, 1998.

See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In thousands)
                           Unaudited

                                                                                          Net
                                                                                 Unrealized
                                                                                 Holding
                           Preferred   Common     Treasury            Retained   Gains
                           Stock       Stock      Stock      Surplus  Earnings   (Losses)     Total
Balance December 31, 1996  $      -    $ 14,356   $(19,538)  $ 93,527 $ 63,358   $   214      $ 151,917
Net Income                        -           -          -          -   17,525         -         17,525
Dividend reinvestment
  and stock purchase plan         -          43          -        386        -         -            429
Net unrealized holding
  gains (losses) on
  investment securities           -           -          -          -        -     1,863          1,863
Treasury stock purchased          -           -     (5,693)         -        -         -         (5,693)
Cash dividends paid
  ($0.33 per share)               -           -          -          -   (5,030)        -         (5,030)
Balance September 30, 1997 $      -    $ 14,399   $(25,231)  $ 93,913 $ 75,853   $ 2,077      $ 161,011

Balance December 31,  1997 $      -    $ 14,402   $(31,175)  $ 93,934 $ 78,866   $ 2,153      $ 158,180
Net Income                        -           -          -          -   16,732         -         16,732
Dividend reinvestment
  and stock purchase plan         -          71          -        448        -         -            519
Effect of 3 for 1 stock split
  in the form of a 200%
  stock dividend                  -      28,898          -    (28,898)       -         -              -
Net unrealized holding gains
  (losses) on investment
  securities                      -           -          -          -        -     3,791          3,791
Treasury stock purchased          -           -    (27,368)         -        -         -        (27,368)
Cash dividends paid
  ($0.40 per share)               -           -          -          -   (5,555)        -         (5,555)
Balance September 30, 1998 $      -    $ 43,371   $(58,543)  $ 65,484 $ 90,043   $ 5,944      $ 146,299

See accompanying notes to consolidated financial statements.

                         USBANCORP, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                           Unaudited

                                               Nine Months Ended
                                                 September 30
                                               1998        1997
OPERATING ACTIVITIES
  Net income                                   $   16,732  $   17,525
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
  Provision for loan losses                           450          68
  Depreciation and amortization expense             1,871       1,800
  Amortization expense of goodwill and
    core deposit intangibles                        1,722       1,767
  Amortization expense of mortgage
    servicing rights                                1,950       1,261
  Net amortization (accretion) of
    investment securities                             553          (5)
  Net realized gains on investment securities      (1,755)       (301)
  Net realized gains on loans and
    loans held for sale                            (2,694)     (1,107)
  Origination of mortgage loans held for sale    (305,206)   (190,206)
  Sales of mortgage loans held for sale           297,895     182,184
  Increase in accrued income receivable               101         192
  Increase (decrease) in accrued expense payable      492          (7)
  Net cash provided by operating activities        12,111      13,171

INVESTING ACTIVITIES
  Purchases of investment securities and
    other short-term investments                 (532,482)   (418,445)
  Proceeds from maturities of investment
    securities and other short-term investments   185,937      95,595
  Proceeds from sales of investment securities
    and other short-term investments              321,095     249,723
  Long-term loans originated                     (272,589)   (214,256)
  Loans held for sale                             (27,675)     (9,773)
  Principal collected on long-term loans          261,566     193,651
  Loans purchased or participated                       -          (2)
  Loans sold or participated                           44         234
  Net decrease in credit card receivable
    and other short-term loans                      2,449       1,490
  Purchases of premises and equipment              (2,329)     (1,531)
  Sale/retirement of premises and equipment            67          61
  Net decrease in assets held in trust for
    collateralized mortgage obligation              1,139         714
  Net increase mortgage servicing rights           (2,158)     (5,151)
  Net increase in other assets                     (8,453)       (229)
  Net cash used by investing activities           (73,389)   (107,919)

FINANCING ACTIVITIES
  Proceeds from sales of certificates of deposit  375,822     209,325
  Payments for maturing certificates of deposits (364,526)   (182,571)
  Net increase (decrease) in demand and
    savings deposits                               14,773     (11,963)
  Net (decrease) increase in federal funds
    purchased, securities sold under
    agreements to repurchase, and other
    short-term borrowings                         (31,592)     36,660
  Net principal borrowings of advances from
    Federal Home Loan Bank                         63,208      43,708
  Principal borrowings on long-term debt           11,123       5,068
  Repayments of long-term debt                    (13,189)     (4,411)
  Common stock cash dividends paid                 (4,870)     (7,572)
  Proceeds from sale of guaranteed
    junior deferrable interest debentures,
    net of expenses                                33,183           -
  Guaranteed junior subordinated deferrable
    interest debenture dividends paid              (1,215)          -
  Proceeds from dividend reinvestment,
    stock purchase plan, and stock options
    exercised                                         519         429
  Purchases of treasury stock                     (27,368)     (5,693)
  Net increase in other liabilities                 3,628       2,743
  Net cash provided by financing activities        59,496      85,723

NET DECREASE IN CASH EQUIVALENTS                   (1,782)     (9,025)

CASH EQUIVALENTS AT JANUARY 1                      38,219      44,401

CASH EQUIVALENTS AT SEPTEMBER 30                 $ 36,437    $ 35,376

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

     The consolidated financial statements include the accounts of USBANCORP, Inc. (the "Company") and its wholly-owned subsidiaries, U.S. Bank ("U.S. Bank"), Three Rivers Bank and Trust Company ("Three Rivers Bank"), USBANCORP Trust Company ("Trust Company"), UBAN Associates, Inc., ("UBAN Associates") and United Bancorp Life Insurance Company ("United Life"). In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, loan policy, and marketing. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

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

     With respect to the unaudited consolidated financial information of the Company for the three and nine month periods ended September 30, 1998, and 1997, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated October 16, 1998, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1997, numbers are derived from audited financial statements.

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

4.   Comprehensive Income

     In January 1998, the Company adopted SFAS #130, "Reporting
Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement. For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities. The changes in other comprehensive income are reported as follows (in thousands):

                                          Three Months Ended            Nine Months Ended
                                          September 30   September 30   September 30  September 30
                                          1998           1997           1998          1997
Net income                                $ 5,300        $ 6,017        $ 16,732      $ 17,525
Other comprehensive income, before tax:
 Unrealized holding gains(losses) on
   investment securities                    5,474          3,497           5,651         2,872
 Less: reclassification adjustment for
   gains included in net income              (737)          (145)         (1,755)         (301)
 Other comprehensive income(loss)
   before tax                               4,737          3,352           3,896         2,571
 Income tax expense(credit) related to
   items of other comprehensive income      1,248            947           1,047           730
 Other comprehensive income(loss),
   net of tax                               3,489          2,405           2,849         1,841
Comprehensive income                      $ 8,789        $ 8,422        $ 19,581      $ 19,366

5.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $4,930,000 in income tax payments in the first nine months of 1998 as compared to $5,887,000 for the first nine months of 1997. Total interest expense paid amounted to $69,160,000 in 1998's first nine months compared to $65,342,000 in the same 1997 period.

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

Investment securities available for sale:

                                     September 30, 1998
                                     Gross       Gross
                            Book     Unrealized  Unrealized   Market
                            Value    Gains       Losses       Value
  U.S. Treasury        $      442    $        19 $         -  $      461
  U.S. Agency              41,765            576           -      42,341
  State and municipal      13,074            250           -      13,324
  U.S. Agency
    mortgage-backed
    securities            540,913          8,110         (69)    548,954
  Other securities<F1>     46,690             15           -      46,705
       Total            $ 642,884    $     8,970 $       (69) $  651,785

Investment securities held to maturity:

                                     September 30, 1998
                                     Gross       Gross
                         Book        Unrealized  Unrealized   Market
                         Value       Gains       Losses       Value
  U.S. Treasury         $  16,126    $       114 $        -   $ 16,240
  U.S. Agency              23,927            483          -     24,410
  State and municipal     123,041          3,141        (43)   126,139
  U.S. Agency
    mortgage-backed
    securities            325,664          9,888        (57)   335,495
  Other securities<F1>      4,216            128          -      4,344
       Total             $ 492,974    $   13,754 $     (100)  $506,628

<F1>Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's
Investor's Service or Standard & Poor's rating of "A."
At September 30, 1998, 98.6% of the portfolio was rated
"AAA" compared to  98.7% at September 30, 1997.
Approximately 0.01% of the portfolio was rated below "A" or unrated on September 30, 1998.

7.   Loans Held for Sale

     At September 30, 1998, $27,675,000 of newly
originated fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value. Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale";
unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated
Statement of Income.

8.   Loans

     The loan portfolio of the Company consists of the
following (in thousands):
                              September 30   December 31    September 30
                              1998           1997           1997

     Commercial               $   149,962    $   143,113    $   150,050
     Commercial loans secured
        by real estate            332,458        302,620        284,242
     Real estate - mortgage       441,834        440,734        441,846
     Consumer                      88,219         95,272         96,315
        Loans                   1,012,473        981,739        972,453
     Less:  Unearned income         5,209          5,327          5,182
     Loans, net of unearned
        income                $ 1,007,264     $  976,412     $  967,271

     Real estate-construction loans were not material at these presented dates and comprised 3.9% of total loans net of unearned income at September 30, 1998. The
Company has no direct foreign exposure and does not invest in or lend to hedge funds. Additionally, the Company has no significant industry lending concentrations.

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

    the maintenance of a general unallocated reserve in order to provide conservative positioning in the event of any unforeseen deterioration in the regional economy and to provide protection against potential credit risks resulting from external factors such as the projected continued growth of the loan portfolio and Year 2000. It must be emphasized that a general unallocated reserve is prudent recognition of the fact that reserve estimates, by definition, lack precision.

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

    An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                Three Months Ended           Nine Months Ended
                                   September 30                 September 30
                                1998         1997            1998        1997
Balance at beginning of period  $ 11,886     $ 13,303        $ 12,113    $ 13,329
Charge-offs:
     Commercial                       36          244             164         323
     Real estate-mortgage            145           15             272          95
     Consumer                        267          389             830         894
     Total charge-offs               448          648           1,266       1,312
Recoveries:
     Commercial                       27          170              75         368
     Real estate-mortgage             32            5             125         237
     Consumer                         70           77             220         240
     Total recoveries                129          252             420         845
Net charge-offs                      319          396             846         467
Provision for loan losses            150           23             450          68
Balance at end of period        $ 11,717     $ 12,930        $ 11,717    $ 12,930

As a percent of average loans
  and loans held for sale, net
  of unearned income:
     Annualized net charge-offs     0.12%        0.16%           0.11%       0.06%
     Annualized provision for
       loan losses                  0.06         0.01            0.06        0.01
Allowance as a percent of loans
  and loans held for sale, net of
  unearned income at period end     1.13         1.32            1.13        1.32
Total classified loans          $ 28,089     $ 23,489        $ 28,089    $ 23,489
Dollar allocation of reserve to
  general risk                     5,410        6,570           5,410       6,570
Percentage allocation of
     reserve to general risk       46.17%       50.81%          46.17%      50.81%

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations on pages 28 and 39, respectively.)

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

    The Company had loans totalling $1,977,000 and $1,698,000 being specifically identified as impaired and a corresponding allocation reserve of $955,000 and $1,066,000 at September 30, 1998, and September 30, 1997,
respectively. The average outstanding balance for loans being specifically identified as impaired was $1,439,000 for the first nine months of 1998 compared to $1,949,000 for the first nine months of 1997. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first nine months of 1998 or 1997.

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

                   September 30, 1998  December 31, 1997  September 30, 1997
                           Percent of          Percent of            Percent of
                           Loans in            Loans in              Loans in
                           Each                Each                  Each
                           Category            Category              Category
                   Amount  to Loans    Amount  to Loans    Amount    to Loans
Commercial         $ 1,004    14.5%    $ 1,020    14.4%    $   830      15.4%
Commercial
  loans secured
  by real estate     2,142    32.1       2,543    30.6       2,756      29.1
Real Estate -
  mortgage             777    45.4         414    45.9         449      46.2
Consumer             1,429     8.0       1,506     9.1       1,259       9.3
Allocation to
  general risk       5,410       -       5,980       -       6,570         -
Allocation for
  impaired loans       955       -         650       -       1,066         -
     Total         $11,717   100.0%    $12,113   100.0%    $12,930     100.0%

     Even though real estate-mortgage loans comprise approximately 45% of the Company's total loan portfolio, only $777,000 or 6.6% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

     At September 30, 1998, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note #9.)

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

     The following table presents information concerning non-performing assets (in thousands, except percentages):

                          September 30   December 31   September 30
                          1998           1997          1997
Non-accrual loans         $ 5,196        $ 6,450       $ 6,368
Loans past due 90
   days or more               905          1,601         1,419
Other real estate owned     1,217            807         1,084
Total non-performing
    assets                $ 7,318        $ 8,858       $ 8,871

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate
   owned                    0 .71%          0.89%         0.91%

     The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of fair value minus estimated costs to sell, or carrying cost.

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
                               Three Months Ended   Nine Months Ended
                                   September 30     September 30
                                   1998   1997      1998   1997
Interest income due in accordance
   with original terms             $ 99   $ 116     $ 296  $ 351
Interest income recorded            (10)    (14)      (16)   (95)
Net reduction in interest income   $ 89   $ 102     $ 280  $ 256

12.  Off-Balance Sheet Hedge Instruments

     Policies

     The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.
These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated
Balance Sheet. Unrealized gains or losses on these hedge transactions are deferred. It is the Company's policy to typically not terminate hedge transactions prior to expiration date.

     For interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Since only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.

     Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions outstanding as of September
30, 1998, are as follows:

     Borrowed Funds Hedges

     The Company has entered into several interest rate
swaps to hedge short-term borrowings used to leverage the
balance sheet.  Specifically, FHLB advances which reprice
between 30 days and one year are being used to fund
fixed-rate agency mortgage-backed securities with
durations ranging from two to three  years.   Under these
swap agreements, the Company pays a fixed rate of interest and receives a floating rate which resets either monthly, quarterly, or annually. The following table summarizes the interest rate swap transactions which impacted the Company s first nine months of 1998 performance:

                                      Fixed     Floating            Impact
   Notional       Start   Termination Rate %    Rate %   Repricing  On Interest
   Amount         Date    Date        Paid      Received Frequency  Expense
   $ 40,000,000   3-17-97 3-15-99     6.19      5.66     Monthly    $ 152,617
     50,000,000   5-08-97 5-10-99     6.20      5.64     Annually     209,375
     25,000,000   6-20-97 6-20-99     5.96      5.51     Monthly       84,680
     50,000,000   9-25-97 9-25-99     5.80      5.52     Monthly      106,992
   $165,000,000                                                     $ 553,664

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include Mellon Bank and First
Union) in the interest rate swap agreements is remote.

     The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors.
The Company had no interest rate caps or floors outstanding at September 30, 1998, or September 30, 1997.

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

13.   Goodwill and Core Deposit Intangible Assets

      USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $14.2 million of goodwill and $5.1 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994
Johnstown Savings Bank acquisition.

     The Company is amortizing core deposit intangibles
over periods ranging from five to ten years while
goodwill is being amortized over a 15 year life. The
straight-line method of amortization is being used for
both of these categories of intangibles. The amortization
expense of these intangible assets reduced the first nine
months of 1998 diluted earnings per share by $0.11.  It
is important to note that this intangible amortization
expense is not a future cash outflow.   The following
table reflects the future amortization expense of the intangible assets (in thousands):

                Remaining 1998             $   586
                      1999                   2,250
                      2000                   2,139
                      2001                   2,100
                      2002                   2,100
                2003 and after              10,108

     A reconciliation of the Company's intangible asset balances for the first nine months of 1998 is as follows
(in thousands):

   Total goodwill & core deposit
     intangible assets at December 31, 1997               $19,122
   Addition due to branch acquisition                       1,883
   Intangible amortization through September 30, 1998      (1,722)
   Balance at September 30, 1998                          $19,283

14.  Federal Home Loan Bank Borrowings

     Total FHLB borrowings consist of the following at September 30, 1998, (in thousands, except percentages):

         Type           Maturing          Amount     Weighted
                                                      Average
                                                         Rate
 Open Repo Plus         Overnight    $    27,000         5.91%
 Advances and           1998             285,018         5.65
   wholesale            1999               1,259         6.09
   repurchase           2000             173,750         4.94
   agreements           2001              10,126         8.22
                        2002             258,500         5.72
                        2003 and after    88,750         5.30

Total Advances and                       817,403         5.52
  wholesale repurchase agreements

Total FHLB Borrowings                   $844,403         5.53%

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

15.  Capital

    Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 1998, the Company meets all capital adequacy requirements to which it is subject.

    As of September 30, 1998, and 1997, as well as, December 31, 1997, the Federal Reserve categorized the
Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category.

                                                                    To Be Well
                                                                    Capitalized Under
                                               For Capital          Prompt Corrective
As of September 30, 1998        Actual         Adequacy Purposes    Action Provisions
                          Amount     Ratio     Amount      Ratio    Amount     Ratio
Total Capital (to Risk                   (In thousands, except ratios)
  Weighted Assets)
    Consolidated          $ 165,664  14.92%    $   88,830  8.00%    $ 111,038  10.00%
    U.S. Bank                91,529  15.38         47,621  8.00        59,526  10.00
    Three Rivers Bank        73,000  14.25         40,976  8.00        51,220  10.00

Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated            153,947  13.86         44,415  4.00        66,623   6.00
    U.S. Bank                85,894  14.43         23,811  4.00        35,716   6.00
    Three Rivers Bank        66,918  13.06         20,488  4.00        30,732   6.00

Tier 1 Capital (to Average
  Assets)
    Consolidated            153,947   6.79         90,717  4.00       113,397   5.00
    U.S. Bank                85,894   6.81         50,448  4.00        63,060   5.00
    Three Rivers Bank  66,918     6.68    40,059     4.00              50,074   5.00

16.  Guaranteed Junior Subordinated Deferrable Interest Debentures

     On April 28, 1998, the Company announced that it completed a $34.5 million public offering of 8.45% Trust
Preferred Securities, which represent undivided beneficial interests in the assets of a recently formed
Delaware business trust, USBANCORP Capital Trust I.  The
Trust Preferred Securities will mature on September 30,
2028, and are callable at par at the option of the Company after September 30, 2003.

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

17.  Branch Acquisitions

National City Branches:

     On January 30, 1998, Three Rivers Bank and National
City Bank of Pennsylvania ("National City") entered into a Purchase and Assumption Agreement (the "Branch
Agreement"), pursuant to which Three Rivers Bank agreed to purchase certain assets and assume certain liabilities of two National City offices located in Allegheny County.
Pursuant to the Branch Agreement, and subject to certain conditions set forth therein, Three Rivers Bank: (i) assumed certain deposit liabilities totalling approximately $27 million;

 (ii) purchased all the real
estate and furniture and fixtures of these two branch locations; (iii) purchased the safe deposit box business conducted at the branches; (iv) assumed contracts that relate to the operation of the branches; and (v) purchased the vault cash.

     In consideration for the assumption of the deposit liabilities, Three Rivers Bank paid National City a deposit premium of 7.0% or approximately $1.9 million.
In addition, Three Rivers Bank purchased cash reserve loans at par value. The transaction closed on June 5, 1998.

First Western Branches:

     On October 14, 1998, the Company and First Western
Bancorp, Inc. ("First Western") announced that their banking subsidiaries have reached a definitive agreement for the Company to purchase three branch offices in western Pennsylvania from First Western. Additionally, as part of the transaction, First Western will acquire one branch from the Company. The Company's U.S. Bank subsidiary will acquire the Ebensburg and Barnesboro offices of First Western which are located in Cambria
County. The Company's Three Rivers Bank subsidiary will acquire the Kiski Valley office of First Western located in Westmoreland County in exchange for the Three Rivers
Bank's Moon Township office located in Allegheny County.
Overall on a net basis, the Company will acquire approximately $92 million in deposits, $11 million in consumer loans and the related fixed assets, leases, safe deposit box business and other agreements at the branch offices. The cash purchase, subject to regulatory approval, is expected to be completed in the first quarter of 1999. The Company will pay a core deposit premium of approximately 10% for the acquired deposits and purchase the consumer loans and fixed assets at book value. The Company expects these branch acquisitions to be accretive to earnings in 1999.

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

     The Company announced that the Pennsylvania
Department of Banking has approved the change of charter for its subsidiary, United States National Bank in Johnstown, to a State Charter. United States National
Bank in Johnstown will now be called U.S. Bank.
Additionally the change in charter will allow for supervision by one regulatory agency throughout the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")

 .....PERFORMANCE OVERVIEW.....The Company's net income
for the third quarter of 1998 totaled $5.3 million or $0.38 per share on a diluted basis. When compared to the $6.0 million or $0.39 per diluted share reported for the third quarter of 1997, the 1998 results reflect a 2.6%
decrease in diluted earnings per share and a 11.9% decrease in net income. Note that all share and per share data has been adjusted to reflect a 3 for 1 stock split effected in the form of a 200% stock dividend which was distributed on July 31, 1998, to shareholders of record on July 16, 1998. The Company's return on equity averaged 14.55% for the third quarter of 1998 which was down slightly from the 15.07% return on equity reported in the third quarter of 1997. The Company s return on assets dropped by 18 basis points to 0.92% in the third quarter of 1998.

     Compression in the Company s net interest margin and
a higher level of non-interest expense offset the benefit
of an increased amount of non-interest income to cause
the drop in earnings in the third quarter of 1998.
Specifically, total non-interest income increased by $1.1
million or 20.9% while net interest income declined by
$684,000 or 4.1% from the prior year third quarter.  This
net $392,000 increase in total revenue was offset by
higher non-interest expense and an increase in the
provision for loan losses. Total non-interest expense was
$1.5 million or 10.7% higher in the third quarter of 1998
while the provision for loan losses increased by
$127,000.  The Company's earnings per share, however,
were enhanced by the repurchase of its common stock
because there were 1.3 million fewer average diluted
shares outstanding in the third quarter of 1998. The
following table summarizes some of the Company's key
performance indicators (in thousands, except per share
and ratios):
                             Three Months Ended    Three Months Ended
                             September 30, 1998    September 30, 1997
 Net income                  $ 5,300               $ 6,017
 Diluted earnings per share     0.38                  0.39
 Return on average equity      14.55%                15.07%
 Return on average assets       0.92                  1.10
 Average diluted common
   shares outstanding         14,001                15,256

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

 The following table
compares the Company's net interest income performance for the third quarter of 1998 to the third quarter of 1997 (in thousands, except percentages):

                            Three Months Ended
                              September 30
                            1998       1997      $ Change   % Change
Interest income             $ 40,252   $ 39,284     968       2.5
Interest expense              24,053     22,401   1,652       7.4
Net interest income           16,199     16,883    (684)     (4.1)
Tax-equivalent adjustment        711        721     (10)     (1.4)
Net tax-equivalent
   interest income          $ 16,910   $ 17,604    (694)     (3.9)

Net interest margin             3.15%      3.46%   (0.31)BP   N/M

N/M - Not meaningful.
BP - Basis point

    USBANCORP's net interest income on a tax-equivalent basis decreased by $694,000 or 3.9% due to the negative impact of a 31 basis point decline in the net interest margin to 3.15%. The drop in the net interest margin reflects a 24 basis point decline in the earning asset yield due primarily to accelerated mortgage prepayments in both the securities and loan portfolios resulting from the flat treasury yield curve and the reinvestment of these cash flows in lower yielding assets. The cost of funds increased by four basis points due in part to the interest cost associated with the $34.5 million of guaranteed junior subordinated deferrable interest debentures issued on April 30, 1998, and an increased use of borrowings to fund earning asset growth. This margin compression offset the benefits resulting from growth in the earning asset base.

    Total average earning assets were $115 million higher in the third quarter of 1998 due primarily to a $44 million or 4.5% increase in total loans and a $72 million or 6.9% increase in investment securities. The Company has been able to demonstrate solid loan growth in commercial loans and direct consumer and home equity loans in 1998. The higher level of investment securities resulted from more aggressive buying of securities in the third quarter of 1998 due to expected declines in interest rates in future months. The overall growth in the earning asset base was one strategy used by the Company to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to plus or minus 7.5% and net income variability to plus or minus 15% over a twelve month period. (See further discussion under Interest
Rate Sensitivity).

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total interest income for the third quarter of 1998 increased by $968,000 or 2.5% when compared to the same 1997 period.

  This increase was due primarily to a
$115 million or 5.6% increase in total average earning assets which caused interest income to rise by $2.2 million. This positive factor was partially offset by a 24 basis point drop in the earning asset yield to 7.59% which caused a $1.4 million reduction in interest income.
Within the earning asset base, the yield on total investment securities decreased by 35 basis points to 6.66% while the yield on the total loan portfolio declined by nine basis points to 8.58%. Accelerated prepayments of mortgage related assets were the primary factor causing the compression in the earning asset yield. These heightened prepayments reflect increased customer refinancing activity due to drops in intermediate- and long-term interest rates on the treasury yield curve. Note that the decline in the loan portfolio yield was not as significant as the drop in the investment securities portfolio yield due partially to the collection of prepayment penalties on certain commercial mortgage loan pay-offs and a favorable shift in the loan portfolio mix away from lower yielding indirect auto loans.

    The Company's total interest expense for the third quarter of 1998 increased by $1.7 million or 7.4% when compared to the same 1997 quarter. This higher interest expense was due primarily to a $118 million increase in average interest bearing liabilities that caused interest expense to rise by $1.4 million. The growth in interest bearing liabilities included the issuance of $34.5 million of 8.45% guaranteed junior subordinated deferrable interest debentures which increased interest expense by $740,000 in the third quarter of 1998. The remainder of the interest bearing liability increase occurred in short-term borrowings and FHLB advances which were used to fund the previously mentioned earning asset growth. For the third quarter of 1998, the Company's total level of short-term borrowed funds and FHLB advances averaged $889 million or 38.9% of total assets compared to an average of $810 million or 37.4% of total assets for the third quarter of 1997. These borrowed funds had an average cost of 5.68% in the third quarter of 1998 which was 162 basis points greater than the average cost of deposits which amounted to 4.06%. This greater dependence on borrowings to fund the earning asset base, along with the interest costs associated with the guaranteed junior subordinated deferrable interest debentures, were the factors responsible for the four basis point increase in the total cost of interest bearing liabilities to 4.88% in the third quarter of 1998. This increase in the total cost of funds occurred despite a 22 basis point drop in the cost of interest bearing deposits to 4.06%.

    It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $165 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note
#12.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets. With accelerated prepayments expected to continue in future months, the Company will try to channel cash flow from the investment securities portfolio into the loan portfolio.

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

Three Months Ended September 30 (In thousands, except percentages)

                                       1998                                 1997
                                       Interest                             Interest
                           Average     Income/      Yield/    Average       Income/      Yield/
                           Balance     Expense      Rate      Balance       Expense      Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income       $1,016,548  $ 22,179     8.58%     $ 972,332     $ 21,454     8.67%
   Deposits with banks          2,856        22     3.03          3,496           53     5.92
  Federal funds sold
     and securities
     purchased under
     agreement to resell            -         -        -              -            -        -
   Investment securities:
     Available for sale       631,619    10,180     6.45        486,916        8,411     6.91
     Held to maturity         490,586     8,514     6.94        563,117       10,000     7.10
     Total investment
         securities         1,122,205    18,694     6.66      1,050,033       18,411     7.01

   Assets held in trust for
      collateralized
      mortgage obligation       3,475        68     7.84          4,689           87     7.35
Total interest earning
   assets/interest income   2,145,084    40,963     7.59      2,030,550       40,005     7.83
Non-interest earning assets:
   Cash and due from banks     36,064                            32,639
   Premises and equipment      18,116                            17,987
   Other assets               100,218                            97,814
   Allowance for loan
      losses                  (11,898)                          (12,998)
TOTAL ASSETS               $2,287,584                        $2,165,992

                     CONTINUED ON NEXT PAGE

THREE MONTHS ENDED September 30
CONTINUED FROM PREVIOUS PAGE

                                             1998                                1997
                                             Interest                            Interest
                               Average       Income/      Yield/    Average      Income/      Yield/
                               Balance       Expense      Rate      Balance      Expense      Rate
Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand     $   89,774    $    224     0.99%     $   90,921   $   226       0.99%
   Savings                        172,594         671     1.54         184,631       791       1.70
   Money markets                  171,993       1,566     3.61         153,868     1,449       3.74
   Other time                     585,710       7,966     5.40         587,650     8,497       5.74
   Total interest bearing
      deposits                  1,020,071      10,427     4.06       1,017,070    10,963       4.28

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other short-term
        borrowings                188,632       2,586     5.36         152,790     1,949       5.00
   Advances from Federal
      Home Loan Bank              700,224      10,178     5.77         657,045     9,345       5.64
   Collateralized mortgage
      obligation                    3,079          75     9.66           4,143       118      11.29
   Guaranteed junior subordinated
      deferrable interest
      debentures                   34,500         740     8.58               -         -          -
   Long-term debt                   7,456          47     2.50           5,000        26       2.06
Total interest bearing
   liabilities/interest expense 1,953,962      24,053     4.88       1,836,048    22,401       4.84
Non-interest bearing liabilities:
   Demand deposits                163,321                              145,949
   Other liabilities               25,788                               25,542
   Stockholders' equity           144,513                              158,453
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY        $2,287,584                           $2,165,992

Interest rate spread                                       2.71                                3.00
Net interest income/
   net interest margin                         16,910      3.15%                  17,604       3.46%
Tax-equivalent adjustment                        (711)                              (721)
Net Interest Income                           $16,199                            $16,883

 ....PROVISION FOR LOAN LOSSES.....The Company's provision
for loan losses for the third quarter of 1998 totaled
$150,000 or 0.06% of average total loans which represented a $127,000 increase from the provision level experienced in the 1997 third quarter. The Company s net charge-offs amounted to $319,000 or 0.12% of average loans in the third quarter of 1998 compared to $396,000 or 0.16% of average loans in the 1997 third quarter. The higher provision in 1998 was due to continued growth of commercial and commercial real-estate loans and a higher level of net-charge offs on a year-to-date basis. The
Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis.
At September 30, 1998, the balance in the allowance for loan losses totalled $11.7 million or 160% of non-performing assets and 1.13% of total loans outstanding.

 .....NON-INTEREST INCOME.....Non-interest income for the
third quarter of 1998 totaled $6.2 million which represented a $1.1 million or 20.9% increase when compared to the same 1997 quarter. This increase was primarily due to the following items:

    a $79,000 or 7.7% increase in trust fees to $1.1 million in the third quarter of 1998. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust
    Company's business.

    a $368,000 increase in gains realized on loans held for sale due to heightened residential mortgage refinancing and origination activity at the Company's mortgage banking subsidiary. Total mortgage loans closed amounted to $100 million in the third quarter of 1998 compared to $80 million in the same 1997 period. The Company also generated
    $201,000 in gains on the sale of servicing rights which is reflected in the above gain figure. It is the Company s ongoing strategy to sell newly originated 30 year fixed-rate residential mortgage loans excluding those loans retained for CRA purposes.

    a $592,000 increase in gains realized on investment security sales as the Company has focused on selling mortgage backed securities which were experiencing rapid prepayments. These security sales are part of an asset liability management strategy to extend the duration of the portfolio while maintaining yield.


    a $432,000 or 30.3% increase in other income due in part to additional income resulting from ATM surcharging, other mortgage banking processing fees, credit card merchant income, and revenue generated from annuity and mutual fund sales in the Company s financial service subsidiaries.

    a $413,000 or 72.8% decrease in net mortgage servicing fee income due to greater amortization expense on mortgage servicing rights as a result of faster mortgage prepayment speeds in 1998. Given the lower interest rate environment and heightened mortgage refinancing activity, the Company expects this trend of increasing amortization expense on the servicing rights to continue in the fourth quarter.

 .....NON-INTEREST EXPENSE.....Non-interest expense for
the third quarter of 1998 totaled $15.1 million which represented a $1.5 million or 10.7% increase when compared to the same 1997 quarter. This increase was primarily due to the following items:

    a $618,000 or 8.7% increase in salaries and employee benefits due in part to $175,000 of severance costs resulting from a realignment of the Company s retail banking division which caused a reduction of 12 full-time equivalent employees. On an ongoing basis, this realignment to a customer driven sales and service focus will save the Company in excess of $300,000. The remainder of the increase in salaries and employee benefits resulted from merit pay increases, higher commission expense, and increased medical insurance premiums.

    a $106,000 or 13.8% increase in equipment expense due to technology related expenses such as the system costs associated with optical disk imaging of customer statements.

    a $656,000 increase in other expense due in part to the establishment of a $266,000 impairment reserve on the mortgage servicing portfolio. This reserve was needed on certain tranches of mortgage servicing rights whose market value had fallen below cost due to reductions in long-term interest rates over the past quarter. It is likely that the Company will have to establish additional impairment reserves in the fourth quarter of 1998 given expected continuation of a low interest rate environment.
    Other factors contributing to the higher level of expense included increased advertising expense, outside processing fees, and costs associated with Year 2000 compliance.

 .....YEAR 2000.....The Year 2000 ("Y2K") issue is the
result of computer programs having been written using two digits, rather than four, to define the applicable year.
Any of the Company's computer systems that have date-sensitive software or date-sensitive hardware may potentially recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send statements or engage in similar normal business activities.

    As previously disclosed in the Company's "1997
Annual Report and Form 10K", USBANCORP has been actively
working on the Year 2000 computer problem and has made
significant progress in ensuring that both its
information technology and non-information technology
systems and applications will be Y2K compliant.  To date,
the Company has completed the inventory, assessment and
strategy phases of its Year 2000 program.  During these
phases, the Company identified hardware and software that
required modification, developed implementation plans,
prioritized tasks and established implementation
timelines.  The Company is targeting to have the majority
of testing completed and, if necessary, any mission
critical systems repaired by the first quarter 1999.   The Company
has reviewed the building and office equipment for embedded micro chip problems. The required components to correct the problems discovered have been ordered for delivery by year end 1998 and will be tested when installed. The status of mission critical applications as certified by vendors is as follows:

    Compliant                              85%
    Working on attaining compliance        12%
    System will be replaced                 3%

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

The Company's
business resumption plan is also being expanded to address the potential problems of Y2K such as the loss of power, telecommunications, or the failure of a mission critical vendor. The Y2K status of all vendors, suppliers, utilities and municipalities is currently as follows:

    Compliant                              25%
    Working on Attaining Compliance        29%
    No response                            46%

    The Company recognizes the serious risks it faces regarding credit customers not properly remediating their automated systems to conform with Year 2000 related problems. The failure of a loan customer to prepare adequately to conform with Year 2000 could have an adverse effect on such customer's operations and profitability, in turn limiting their ability to repay loans in accordance with scheduled terms. During the third quarter, the Company completed a detailed analysis of its major loan customers' compliance with Year 2000.
The focus of the analysis was on commercial credit exposures with balances in excess of $250,000 and included discussions between loan officers, customers, and information system representatives in select cases.
  As a result of this analysis, the Company currently believes that the unallocated portion of the loan loss reserve is adequate to cover the potential customer credit risk with Year 2000.

    The Company has also begun to address the potential liquidity risks associated with Year 2000. The Company has reviewed its top 100 deposit customers by branch and offered educational sessions to help them better understand the Y2K problem. Additionally, the Company has developed a contingency funding plan which provides for the use of brokered deposits and more aggressive wholesale borrowings should the Company experience an outflow of deposits. From an asset liability management standpoint, the Company has begun to emphasize deposit products which encourage extension of shorter term maturities into products maturing after the century date change to further limit liquidity risk.

    The Company is using both internal and external resources to complete its comprehensive Y2K compliance program. The Company currently estimates that the total cost to achieve Y2K compliance will approximate $1.4 million. Approximately 66% of this total cost represents incremental expenses to the Company while approximately
34% represents the internal cost of redeploying existing information technology resources to the Y2K issue. To date, the Company has expensed $418,000 or 30% of its total estimated cost to achieve Year 2000 compliance.
The Company does not believe that these expenditures have yet had, nor will have, a material impact on the results of operation, liquidity, or capital resources.

 .....INCOME TAX EXPENSE.....The Company's provision for
income taxes for the third quarter of 1998 was $1.9 million reflecting an effective tax rate of 26.3%. The
Company's 1997 third quarter income tax provision was $2.4 million or an effective tax rate of 28.3%. The lower income tax expense and effective tax rate in 1998 was due primarily to a reduced level of pre-tax income combined with a relatively consistent level of tax-free asset holdings between periods.

The tax-free asset
holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Net deferred income taxes of $7.4 million have been provided as of September 30, 1998, on the differences between taxable income for financial and tax reporting purposes.

NINE MONTHS ENDED September 30, 1998 VS. NINE MONTHS
ENDED September 30, 1997

 .....PERFORMANCE OVERVIEW.....The Company's net income
for the first nine months of 1998 totaled $16.7 million or $1.16 per share on a diluted basis. The Company's net income for the first nine months of 1997 totaled $17.5 million or $1.14 per share on a diluted basis. The 1998 results reflect a $0.02 or 1.8% improvement in diluted earnings per share and a $793,000 or 4.5% decrease in net income when compared to the same nine month period in 1997. The Company's return on equity averaged 14.81% for the first nine months of 1998 which was down slightly from the 15.12% return on equity reported in the first nine months of 1997.

    USBANCORP completed several important strategic initiatives in the first nine months of 1998 which will favorably impact future return on equity performance.
The successful execution of a $34.5 million retail offering of trust preferred securities provided the Company with the necessary capital to continue to execute an active treasury stock repurchase program and complete the acquisition of two National City Branch Offices in Allegheny County with $27 million in deposits. As a result of these effective capital management strategies and increased non-interest revenue in 1998, USBANCORP demonstrated modest earnings per share growth despite compression in the Company s net interest margin caused by the flat treasury yield curve. Specifically, non-interest income increased by $3.4 million or 23.1% while the number of diluted shares outstanding decreased by 914,000 or 6.0% in the first nine months of 1998 due to the success of the Company s ongoing treasury stock repurchase program. These positive factors offset the negative impact on earnings of higher non-interest expense, an increased loan loss provision, and a reduced amount of net interest income resulting from compression in the net interest margin. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                                Nine Months Ended      Nine Months Ended
                                September 30, 1998     September 30, 1997
 Net income                     $16,732                $17,525
 Diluted earnings per share        1.16                   1.14
 Return on average equity         14.81%                 15.12%
 Return on average assets          0.99                   1.10
 Average diluted common
    shares outstanding           14,410                 15,324

 .....NET INTEREST INCOME AND MARGIN.....The following
table compares the Company's net interest income performance for the first nine months of 1998 to the first nine months of 1997 (in thousands, except percentages):

                         Nine Months Ended
                           September 30
                         1998         1997        $ Change    % Change
Interest income          $ 119,075    $ 115,592      3,483      3.0
Interest expense            69,652       65,335      4,317      6.6
Net interest income         49,423       50,257       (834)    (1.7)
Tax-equivalent
   adjustment                2,135        2,225        (90)    (4.0)
Net tax-equivalent
   interest income        $ 51,558    $  52,482       (924)    (1.8)

Net interest margin           3.23%        3.47%     (0.24)BP   N/M

N/M - Not meaningful.
BP - Basis point

    USBANCORP's net interest income on a tax-equivalent basis decreased by $924,000 or 1.8% due to the negative impact of a 24 basis point decline in the net interest margin to 3.23%. The drop in the net interest margin reflects a 19 basis point decline in the earning asset yield due primarily to accelerated mortgage prepayments in both the securities and loan portfolios and the reinvestment of these cash flows into lower yielding assets. The cost of funds increased by four basis points as growth in the earning asset base was funded primarily with borrowings from the Federal Home Loan Bank. The interest cost associated with the $34.5 million of guaranteed junior subordinated deferrable interest debentures also contributed to the higher cost of funds.
This margin compression offset the benefits resulting from a higher level of earning assets. Total average earning assets were $109 million higher in the first nine months of 1998 as total loans grew by $50 million or 5.3% while investment securities increased by $61 million or 5.8%.

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total interest income for the first nine months of 1998 increased by $3.5 million or 3.0% when compared to the same 1997 period. This increase was due primarily to a $109 million or 5.4% increase in total average earning assets which caused interest income to rise by $6.2 million. This positive factor was partially offset by a 19 basis point drop in the earning asset yield to 7.63% which caused a $2.7 million reduction in interest income. Within the earning asset base, the yield on total investment securities decreased by 30 basis points to 6.69% while the yield on the total loan portfolio declined by five basis points to 8.63%. Accelerated prepayments of mortgage related assets and the reinvestment of this cash into lower yielding assets was the primary factor causing the reduced earning asset yield.

    Continued improvement in the loan-to-deposit ratio contributed to the earning asset growth. The Company s loan-to-deposit ratio averaged 86.6% for the first nine months of 1998 compared to an average of 83.4% for the same period in 1997. This loan growth resulted from the Company s ability to take market share from its competitors through strategies which emphasize convenient customer service and hard work. Other factors contributing to the loan growth were a stable economic environment and the formation of two loan production offices in the higher growth markets of Westmoreland and Centre Counties.

    The Company's total interest expense for the first nine months of 1998 increased by $4.3 million or 6.6% when compared to the same 1997 period. This higher interest expense was due primarily to a $101 million increase in average interest bearing liabilities which caused interest expense to rise by $3.7 million. This growth in interest bearing liabilities occurred predominantly in short-term and FHLB borrowings which were used to fund the previously mentioned earning asset growth. The growth in interest bearing liabilities also included the issuance of $34.5 million of 8.45% guaranteed junior subordinated deferrable interest debentures which increased interest expense by $1.2 million. For the first nine months of 1998, the Company's total level of short-term borrowed funds and FHLB advances averaged $877 million or 38.9% of total assets compared to an average of $793 million or 37.1% of total assets for the first nine months of 1997. These borrowed funds had an average cost of 5.67% in the first nine months of 1998 which was 159 basis points greater than the average cost of deposits. This greater dependence on borrowings to fund the earning asset base was a key factor responsible for the four basis point increase in the total cost of interest bearing liabilities from 4.81% in the first nine months of 1997 to 4.85% in the first nine months of 1998. This increase in the total cost of funds occurred despite a 15 basis point drop in the cost of interest bearing deposits to 4.08%.

    The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 1998, and September 30,
1997. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 25.

Nine Months Ended September 30 (In thousands, except percentages)

                                         1998                                  1997
                                         Interest                              Interest
                           Average       Income/      Yield/     Average       Income/      Yield/
                           Balance       Expense      Rate       Balance       Expense      Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income       $1,007,166    $ 65,764     8.63%      $ 956,796     $ 62,985     8.68%
   Deposits with banks          4,009         101     3.33           4,797          174     4.80
  Federal funds sold
     and securities
     purchased under
     agreement to resell            -           -        -              48            2     5.22
   Investment securities:
     Available for sale       597,363      28,943     6.46         466,799       23,904     6.83
     Held to maturity         501,077      26,182     6.97         570,946       30,477     7.12
     Total investment
         securities         1,098,440      55,125     6.69       1,037,745       54,381     6.99
   Assets held in trust for
      collateralized
      mortgage obligation       3,828         220     7.69           4,938          275     7.45
Total interest earning
   assets/interest income   2,113,443     121,210     7.63       2,004,324      117,817     7.82
Non-interest earning assets:
   Cash and due from banks     34,182                               32,965
   Premises and equipment      17,931                               17,989
   Other assets                99,245                               97,368
   Allowance for loan
      losses                  (11,956)                             (13,192)
TOTAL ASSETS               $2,252,845                           $2,139,454

                     CONTINUED ON NEXT PAGE

NINE MONTHS ENDED September 30
CONTINUED FROM PREVIOUS PAGE

                                             1998                                   1997
                                             Interest                               Interest
                               Average       Income/      Yield/      Average       Income/      Yield/
                               Balance       Expense      Rate        Balance       Expense      Rate
Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand     $   90,094    $    669     0.99%       $   90,681    $   673      0.99%
   Savings                        173,434       1,965     1.51           189,053      2,394      1.69
   Money markets                  166,914       4,648     3.72           152,424      4,206      3.69
   Other time                     581,473      23,595     5.43           581,188     24,801      5.71
   Total interest bearing
      deposits                  1,011,915      30,877     4.08         1,013,346     32,074      4.23

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other short-term
        borrowings                185,414       7,383     5.32           159,398      6,192      5.19
   Advances from Federal
      Home Loan Bank              691,476      29,796     5.76           633,373     26,674      5.63
   Collateralized mortgage
      obligation                    3,394         252     9.95             4,367        316      9.66
   Guaranteed junior subordinated
      deferrable interest
      debentures                   19,294       1,241     8.58                 -          -         -
   Long-term debt                   5,091         103     2.70             5,251         79      2.00
Total interest bearing
   liabilities/interest expense 1,916,584      69,652     4.85         1,815,735     65,335      4.81
Non-interest bearing liabilities:
   Demand deposits                158,185                                142,019
   Other liabilities               27,036                                 26,690
   Stockholders' equity           151,040                                155,010
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY        $2,252,845                             $2,139,454

Interest rate spread                                      2.78                                   3.01
Net interest income/
   net interest margin                          51,558    3.23%                      52,482      3.47%
Tax-equivalent adjustment                       (2,135)                              (2,225)
Net Interest Income                            $49,423                              $50,257

 ....PROVISION FOR LOAN LOSSES.....The Company's provision
for loan losses for the first nine months of 1998 totaled
$450,000 or 0.06% of average total loans which represented a $382,000 increase from the provision level experienced in the first nine months of 1997. The
Company s net charge-offs amounted to $846,000 or 0.11% of average loans in first nine months of 1998 compared to net charge-offs of $467,000 or 0.06% of average loans in the first nine months of 1997. The higher provision in 1998 was due to the increased net-charge offs and continued growth of commercial and commercial real-estate loans. At September 30, 1998, the balance in the allowance for loan losses totaled $11.7 million or 160% of total non-performing assets.

 .....NON-INTEREST INCOME.....Non-interest income for the
first nine months of 1998 totaled $17.9 million which represented a $3.4 million or 23.1% increase when compared to the same period in 1997. This increase was primarily due to the following items:

    a $306,000 or 10.1% increase in trust fees to $3.3 million in the first nine months of 1998. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business.

    a $1.6 million increase in gains realized on loans held for sale due to heightened residential mortgage refinancing and origination activity at the Company's mortgage banking subsidiary. Total mortgage loans closed amounted to $305 million in the first nine months of 1998 compared to $190 million in the same 1997 period. The Company also generated $681,000 in gains on the sale of servicing rights which is reflected in the above gain figure.

    a $1.5 million increase in gains realized on investment security sales as the Company has executed asset liability strategies to reposition the portfolio by selling mortgage backed securities which were experiencing rapid prepayments.

    a $1.3 million or 32.3% increase in other income due in part to additional income resulting from ATM surcharging, other mortgage banking processing fees, credit card charges, and revenue generated from annuity and mutual fund sales in the Company s financial service subsidiaries.

    a $983,000 or 57.2% decrease in net mortgage servicing fee income due to greater amortization expense on mortgage servicing rights as a result of faster mortgage prepayment speeds in 1998. The
    Company expects this trend of increasing amortization expense on the servicing rights to continue in the fourth quarter.

     Non-interest income as a percentage of total revenue increased from 21.7% in the first nine months of 1997 to 25.8% in the first nine months of 1998. This diversification of the revenue stream will continue to be a key strategic focal point for the Company in the future.

 .....NON-INTEREST EXPENSE.....Non-interest expense for
the first nine months of 1998 totaled $44.0 million which represented a $3.8 million or 9.3% increase when compared to the same 1997 period. This increase was primarily due to the following items:

    a $1.8 million or 8.6% increase in salaries and employee benefits due to merit pay increases, higher commission and incentive payments, severance costs, increased profit sharing expense, and increased medical insurance premiums.

    a $278,000 or 11.5% increase in equipment expense due to technology related expenses such as the system costs associated with optical disk imaging of customer statements.

    a $1.4 million increase in other expense due to the establishment of a $266,000 impairment reserve on mortgage servicing rights, higher advertising expense, increased outside processing fees, heightened foreclosure losses, and costs associated with Year 2000 compliance.

 .....INCOME TAX EXPENSE.....The Company's provision for
income taxes for the first nine months of 1998 was $6.1 million reflecting an effective tax rate of 26.9%. The
Company's comparable period 1997 income tax provision was $7.0 million or an effective tax rate of 28.4%. The lower income tax expense and effective tax rate in 1998 was due primarily to a reduced level of pre-tax income combined with a relatively consistent level of tax-free income.

 .....NET OVERHEAD BURDEN.....The Company's efficiency
ratio (non-interest expense divided by total revenue) increased to 63.4% in the first nine months of 1998 compared to 60.1% for the first nine months of 1997.
Factors contributing to the higher efficiency ratio in 1998 include the compression experienced in the net interest margin and the costs associated with several strategic initiatives which began in 1997 and are designed to diversify the Company s revenue stream in future years. These new strategic initiatives include the opening of financial services subsidiaries which sell annuities, mutual funds, and insurance, the establishment of the first full service mobile bank branch in Western
Pennsylvania, and the opening of two loan production offices. Additionally, the repurchase of the Company s stock has a favorable impact on return on equity but a negative impact on the efficiency ratio due to the interest cost associated with borrowings which provide funds to repurchase the stock (i.e. the interest on the guaranteed junior subordinated deferrable interest debentures). Total assets per employee improved 5.6% from $2.8 million for the first nine months of 1997 to $2.9 million for the first nine months of 1998.

 .....BALANCE SHEET.....The Company's total consolidated
assets were $2.321 billion at September 30, 1998, compared with $2.239 billion at December 31, 1997, which represents an increase of $82 million or 3.7% due to some additional leveraging of the balance sheet. During the first nine months of 1998, total loans and loans held for sale increased by approximately $45 million or 4.6% due to growth in commercial and commercial mortgage loans as a result of the successful execution of strategies to increase both middle market and small business lending.
Heightened refinancing activity and a successful direct consumer loan promotion also contributed to growth in residential mortgage and home equity loans. Consumer loans continued to decline due to net run-off experienced in the indirect auto loan portfolio as the Company has exited this low profit line of business. Total investment securities increased by $32 million as the Company more aggressively purchased securities in the third quarter of 1998 due to expected declines in interest rates in future months and projections for continued strong cashflow from mortgage backed securities into 1999.

    Total deposits increased by $26 million or 2.3% since December 31, 1997, due largely to the acquisition of $27 million of deposits with the purchase of two
National City branch offices in Allegheny County.

The issuance of guaranteed junior subordinated deferrable interest debentures provided the Company with $34.5 million of funds which were used to repurchase treasury stock and paydown borrowings at the Parent Company. The remainder of the asset growth was funded by a $33 million increase in total short-term and FHLB borrowings. The repurchase of treasury stock was the major factor causing the net $12 million decline in total equity since
December 31, 1997.

 .....LOAN QUALITY.....The following table sets forth
information concerning USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                        September 30  December 31  September 30
                                            1998         1997         1997
     Total loan delinquency (past due
      30 to 89 days)                        $12,858      $19,890      $15,227
     Total non-accrual loans                  5,196        6,450        6,368
     Total non-performing assets<F1>          7,318        8,858        8,871
     Loan delinquency, as a percentage
        of total loans and loans held
        for sale, net of unearned income       1.24%        2.01%        1.56%
     Non-accrual loans, as a percentage
        of total loans and loans held
        for sale, net of unearned
        income                                 0.50         0.65         0.65
     Non-performing assets, as a
        percentage of total loans and
        loans held for sale, net of
        unearned income, and other
        real estate owned                      0.71         0.89         0.91

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

     Between December 31, 1997, and September 30, 1998, each of the key asset quality indicators demonstrated improvement. Total loan delinquency declined by $7.0 million causing the delinquency ratio to drop to 1.24%. Total non-performing assets decreased by $1.5 million since year-end 1997 causing the non-performing assets to total loans ratio to drop to 0.71%. The overall improvement in asset quality resulted from enhanced collection efforts on residential mortgage loans and continued low levels of non-performing commercial loans.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                              September 30   December 31    September 30
                                  1998          1997            1997
  Allowance for loan losses       $ 11,717      $ 12,113        $ 12,930
  Amount in the allowance
     for loan losses
     allocated to "general risk"     5,410         5,980           6,570
  Allowance for loan losses as
     a percentage of each of
     the following:
       total loans and loans
         held for sale,
       net of unearned income         1.13%         1.22%           1.32%
       total delinquent loans
         (past due 30 to 89 days)    91.13         60.90           84.91
       total non-accrual loans      225.50        187.80          203.05
       total non-performing assets  160.11        136.75          145.76

     Since December 31, 1997, the balance in the allowance for loan losses has declined by $396,000 to $11.7 million due to net charge-offs exceeding the loan loss provision. The Company's allowance for loan losses at September 30, 1998, was 160% of non-performing assets and 226% of non-accrual loans. Both of these coverage ratios improved since year-end 1997 due to the Company's lower level of non-performing assets. It is important to note that approximately $3.5 million or 48% of the Company s non-performing assets are residential mortgages which exhibit a historically low level of net charge-off.
The decline in the portion of the allowance for loan losses allocated to general risk was due primarily to increased specific allocations for impaired loans.

 .....INTEREST RATE SENSITIVITY.....Asset/liability
management involves managing the risks associated with
changing interest rates and the resulting impact on the
Company's net interest income, net income and capital.
The management and measurement of interest rate risk at
USBANCORP is performed by using the following tools:  1)
simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all off balance sheet hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities;
2)static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. For static GAP analysis, USBANCORP typically defines interest rate sensitive assets and liabilities as those that reprice within six months or one year; and 3) market value of portfolio equity sensitivity analysis.
The overall interest rate risk position and strategies are reviewed by senior management and Company's Board of Directors on an ongoing basis.

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

    The following table presents an analysis of the sensitivity inherent in the Company s net interest income, net income and market value of portfolio equity.
The interest rate scenarios in the table compare the Company s base forecast or most likely rate scenario at September 30, 1998, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the September 30, 1998, levels. The Company s most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company s expected balance sheet composition which was developed under the most likely interest rate scenario.

               Variability of                           Change In
 Interest Rate   Net Interest  Variability of     Market Value of
      Scenario         Income      Net Income    Portfolio Equity

          Base            0%              0%                  0%
          Flat        (0.66)          (1.42)              (1.79)
200bp increase        (4.32)          (8.51)             (14.28)
200bp decrease         0.44           (7.18)              20.80

     As indicated in the table, the maximum negative variability of USBANCORP's net interest income and net income over the next twelve month period was (4.3%) and (8.5%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates.
The noted variability under this forecast was within the Company s ALCO policy limits. The variability of market value of portfolio equity was (14.3%) under this interest rate scenario. The off-balance sheet borrowed funds hedges (see Note #12) also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment.

 .....LIQUIDITY.....Liquidity can be analyzed by utilizing
the Consolidated Statement of Cash Flows. Cash equivalents decreased by $1.8 million from December 31, 1997, to September 30, 1998, due primarily to $73.4 million of net cash used by investing activities. This more than offset $12.1 million of net cash provided by operating activities and $59.5 million of net cash provided by financing activities. Within investing activities, cash purchases of investment securities exceeded proceeds from investment security maturities and sales by $25.5 million. Cash advanced for new loan fundings totaled $273 million and was approximately $11 million greater than the cash received from loan principal payments and sales. Within financing activities, cash generated from the sale of new certificates of deposit exceeded cash payments for maturing certificates of deposit by $11 million. An increase in demand and savings deposits provided $15 million of cash and includes the acquired National City branch deposits. Net proceeds from the issuance of guaranteed junior subordinated deferrable interest debentures provided the Company with $33 million of cash.
Increased borrowings from the Federal Home Loan Bank also provided the Company with $63 million of cash.

 .....CAPITAL RESOURCES.....As presented in Note #15, each
of the Company s regulatory capital ratios increased between December 31, 1997, and September 30, 1998, due to the issuance of the $34.5 million of guaranteed junior subordinated deferrable interest debentures which qualify as Tier 1 capital. Specifically, the Tier 1 capital and asset leverage ratio increased from 12.96% and 6.25% at December 31, 1997, to 13.86% and 6.79% at September 30,
1998. The Company targets an operating range of 6.0% to 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Strategies that the Company uses to manage its capital include common dividend payments, treasury stock repurchases, and earning asset growth. The Company expects that the asset leverage ratio will decline to approximately 6.25% in the first quarter of 1999 when the acquisition of the First
Western Branches is completed.

     The Company has used funds provided from the issuance of the guaranteed junior subordinated deferrable interest debentures to repurchase 1.1 million shares or $27.4 million of its common stock during the first nine months of 1998. Through September 30, 1998, the Company has repurchased a total of 3.7 million shares of its common stock at a total cost of $58.5 million or $15.88 per share. The Company plans to continue its treasury stock repurchase program which currently permits a maximum total repurchase authorization of $70 million.
During the second quarter of 1998, the Board of Directors eliminated the previous maximum price per share threshold at which the stock could be repurchased of 250% of book value.

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

     The Company's declared Common Stock cash dividend per share was $0.40 for the first nine months of 1998 which was an 21.2% increase over the $0.33 per share dividend for the same 1997 interim period. The Company s
Board of Directors believes that a competitive common dividend is a key component of total shareholder return particularly for retail shareholders.

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

     Such factors include the following: (i) the effect of changing regional and national economic conditions;
(ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state banking regulations; (v) the presence in the Company's market area of competitors with greater financial resources than the Company; (vi) the ability of third party vendors upon whom the Company relies, loan customers and businesses and governmental units generally to achieve Y2K compliance on a timely basis and; (vii) other external developments which could materially impact the Company's operational and financial performance.

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

           15.1         Letter re:  unaudited interim
                        financial information

           27.1         Financial Data Schedule

     (b) Reports on Form 8-K: There were no reports filed on Form 8-K for the quarter ending
            September 30, 1998.

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  USBANCORP, Inc.
  Registrant

Date: November 13, 1998            /s/Terry K. Dunkle
                                   Terry K. Dunkle
                                   Chairman, President and
                                   Chief Executive Officer

Date: November 13, 1998            /s/Jeffrey A. Stopko
                                   Jeffrey A. Stopko
                                   Senior Vice President and
                                   Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

October 16, 1998

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

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
USBANCORP, Inc.:

We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income for the three-month and nine-month periods then ended and the related consolidated statements of changes in stockholders equity and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Pittsburgh, Pennsylvania,
   October 16, 1998

October 16, 1998

To the Stockholders and Board of Directors of USBANCORP, INC.:

We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form S-3 (Registration No. 33-56604); Form S-8 (Registration No. 33-53935); Form S-8 (Registration No. 33-55845); Form S-8 (Registration No. 33-55207); and Form S-8 (Registration No. 33-55211) its Form 10-Q for the quarter ended September 30, 1998, which includes our report dated October 16, 1998, covering the unaudited interim financial statement information contained therein. Pursuant to Regulation C of the Securities Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,
\s\Arthur Andersen LLP
ARTHUR ANDERSEN LLP