Form 10-K
period 1998-12-31
USBANCORP INC /PA/
filed 1999-03-26
CIK 707605

CONTENTS

Financial Highlights at a Glance                             2
Financial Highlights                                         3
Message to the Shareholder                                   4
Service Area Map                                            10
Consolidated Balance Sheet                                  13
Consolidated Statement of Income                            14
Consolidated Statement of Comprehensive Income              15
Consolidated Statement of Changes in Stockholders' Equity   16
Consolidated Statement of Cash Flows                        17
Notes to Consolidated Financial Statements                  19
Statement of Management Responsibility                      41
Report of Independent Public Accountants                    42
Market Price and Dividend Data                              45
Selected Ten-Year Consolidated Financial Data               46
Selected Quarterly Consolidated Financial Data              48
Management's Discussion and Analysis                        49
Form 10-K                                                   71
Directors, General Officers, and Advisory Board             91
Office Locations                                            95
Shareholder Information                                     96
Annex A - Graph Data Points                                 97

FINANCIAL HIGHLIGHTS-AT A GLANCE

Presented on this page were six graphs. For a detailed description of those graphs and data points, see Annex A on page 97.

FINANCIAL HIGHLIGHTS

                                                                       % Increase
                                        1998           1997            (Decrease)
FOR THE YEAR                   (In thousands, except per share and ratio data)
Net income                              $    21,144    $     23,497     (10)
Performance ratios:
   Return on average assets                    0.93%           1.09%    (15)
   Return on average equity                   14.13           15.00      (6)
   Net interest margin                         3.17            3.43      (8)
   Net charge-offs as a percentage of
      average loans, net of unearned income    0.19            0.14      36
   Loan loss provision as a percentage of
      average loans, net of unearned income    0.06            0.02     200
   Efficiency ratio                           64.84           60.11       8
PER COMMON SHARE
Net income:<F1>
   Basic                                 $     1.51     $      1.56      (3)
   Diluted                                     1.48            1.54      (4)
Cash dividends declared                        0.60            0.53      13
Dividend payout ratio                         41.00%          34.00%     21
Price earnings ratio                          13.43x          15.84x    (15)
AT PERIOD END
Total assets                             $2,377,081      $2,239,110       6
Investment securities:
   Available for sale                       661,491         580,115      14
   Held to maturity                         508,142         536,608      (5)
Loans and loans held for sale,
   net of unearned income                 1,066,321         989,575       8
Allowance for loan losses                    10,725          12,113     (11)
Goodwill and core deposit intangibles        18,697          19,122      (2)
Deposits                                  1,176,291       1,139,527       3
Stockholders' equity                        141,670         158,180     (10)
Trust assets (discretionary and
   non-discretionary)                     1,357,271       1,121,503      21
Non-performing assets                         8,236           8,858      (7)
Non-performing assets as a percentage of
   loans and loans held for sale, net of unearned
   income, and other real estate owned         0.77%           0.89%    (13)
Capital ratios:
   Total risk-based                           14.52           14.12       3
   Asset leverage                              6.62            6.25       6
Per common share:<F1>
   Book value                            $    10.48      $    10.77      (3)
   Market value                               19.88           24.33     (18)
   Market price to book value ratio          189.57%         225.87%    (16)
CASH BASIS RESULTS<F2>
Net income                               $   23,249      $   25,623      (9)
Diluted earnings per common share              1.63            1.68      (3)
Return on average tangible equity             17.81%          18.81%     (5)
Efficiency ratio                              62.33           57.50       8
STATISTICAL DATA                                      (Amounts not rounded)
AT YEAR END
Full-time equivalent employees                  762             765       -
Branch locations                                 45              43       5
Common shareholders                           5,311           5,402      (2)
Common shares outstanding<F1>            13,512,317      14,681,154      (8)

<F1> All per share and share data have been adjusted to reflect a
3 for 1 stock split effected in the form of a 200% stock dividend that was distributed on July 31, 1998, to shareholders of record on July 16, 1998.
<F2> Cash basis results exclude amortization and balance related to goodwill and core deposit intangibles which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

MESSAGE TO THE
SHAREHOLDER    Dear Fellow Shareholder:

USBANCORP, Inc. entered 1998 committed to improving shareholder value while continuing to diversify our revenue stream with new products and services which can offer protection against a low interest rate environment and a flat yield curve. Your leadership team which authored the Company's Five Year (1997-2002) Strategic Plan, anticipated the challenges of the current state of the economy. Actions taken during 1998 to enhance our core business and to diversify USBANCORP's revenue stream have validated our strategic direction, even at this early stage in the implementation of the Five Year Strategic Plan. USBANCORP earned $21.1 million or $1.48 per share on a diluted basis in 1998. When compared to the $23.5 million or $1.54 per share on a diluted basis earned in 1997, the 1998 results reflect a 3.9% decrease in diluted earnings per share. Your Company's return on equity averaged 14.13% for 1998 compared to 15.0% for 1997 and 13.36% for 1996. While I am disappointed that earnings per share declined in 1998, it is important to note that over a broader five-year period your Company's annual rate of EPS growth has approximated 12%.
Accelerated asset prepayment speeds was a key factor contributing to the reduced earnings in 1998 as this caused compression in our net interest margin and reduced earnings at our mortgage banking subsidiary. To help battle the earning pressures resulting from the flat treasury yield, your Company continued to strategically focus on growing non-interest revenue and aggressively managing our capital. I am pleased to report success on both of these fronts in 1998. Specifically, total non-interest income grew by 17.3% in 1998 and contributed to the non-interest income to total revenue ratio increasing from 23.2% in 1997 to 26.6% in 1998. Your management team has targeted a minimum non-interest income to total revenue ratio of 30% as a critical strategic goal needed to diversify our revenue stream and generate future earnings per share growth.
Return on equity performance was enhanced by aggressive capital management strategies which included an active treasury stock repurchase program and increasing common dividend payments. The successful execution of a $34.5 million oversubscribed retail offering of trust preferred securities in April 1998 provided your Company with the necessary capital to continue to execute an active treasury stock repurchase program while growing the earning asset base through branch acquisitions. During 1998, we were able to return $30 million to you, our shareholders, through open market repurchases of 1.2 million shares of USBANCORP common stock. Improved liquidity in our stock resulting from the 3 for 1 stock split completed in July was one factor contributing to the increased number of shares repurchased in 1998. Since the inception of our stock buyback program, we have repurchased 22% of the outstanding shares of USBANCORP common stock.
Your Board of Directors also believes that a growing common dividend payment is also an important component of total shareholder return. For the full year of 1998, total dividends declared amounted to $0.60 per share which represents a 13% increase over the $0.53 per share for 1997. The average annual growth rate in dividends has approximated 16% over the past five years. These results demonstrate our commitment to providing a competitive common dividend yield.
Over a longer term horizon, shareholder value will be enhanced by the execution of strategies created by your management team in the development of the Five Year Strategic Plan. Our mission to become the complete "financial service provider of choice" for more customers will continue, driven by the same strategic positioning. A review of 1998 actions reveals the priority USBANCORP places on developing our core banking business while diversifying our product offering.

DEVELOPING THE CORE BANKING BUSINESS
USBANCORP Inc. has added new offices during 1998 which will further improve our delivery system while providing a stable core deposit base from within our market area. Three Rivers Bank acquired two former National City Bank offices with $27 million in deposits during the second quarter of 1998 and the purchase of one former office of First Western Bank will be completed during the first quarter of 1999. The previous North Side branch of Three Rivers Bank was consolidated into the newly acquired National City branch, also in the North Side of Pittsburgh. The newly acquired North Side office features a more accessible location and the added customer convenience of drive up banking lanes. U.S. Bank will add two offices of First Western Bank after the purchase is finalized during the first quarter of 1999. U.S. Bank's previous office in Ebensburg will be consolidated with a newly acquired Ebensburg office to enhance efficiencies and to provide customers with added conveniences such as drive-up banking, on-site parking and on-site ATM service. These intra-market transactions will ultimately result in an additional $90 million in deposits and $10 million in loans for your Company in 1999. The acquisitions also give affiliate banks access to more than 7,000 new customers, which represents a significant cross selling opportunity during 1999.
Direct consumer loan production increased during 1998 to more than $64 million, or a $17 million or 35% increase over 1997. Aggressive marketing strategies such as a promotion offering the customer vacation accommodations for each approved loan contributed to the 1998 growth. In 1996 your company made the strategic decision to exit indirect lending due to the inherent poor profit margin, and to focus our efforts on the direct consumer loan business. USBANCORP's total consumer loan portfolio remained flat in 1998, however, for the first year since the decision to exit indirect lending, the positive growth of direct loans has offset the run-off of indirect loans.
A Retail Division reorganization was implemented at U.S. Bank during the third quarter to redirect efforts which are critical to the continued development of our core banking business. The Retail Division is now divided into the Retail Sales Division and the Retail Service Division, both under the direction of the Senior Vice President of Retail Banking. The re-engineered work flows and segmented responsibility centers resulted in 13 position eliminations, and continues to flatten the organizational structure to further advance our sales and service culture by directing more responsibility and accountability towards those closest to the customer. This realignment will generate an annual cost savings of more than $300,000, will enhance customer service, and will position U.S. Bank to more aggressively compete with non-bank financial companies such as brokerage firms, credit unions, and insurance companies.
In 1997 focus group discussions with current and prospective small to medium sized business customers revealed a considerable opportunity for USBANCORP affiliate banks to gain a stronger position in the small and medium sized commercial business segment. The Small Business Center, working through the current delivery channels at all affiliate banks, addresses our research findings which tell us small and medium sized business owners want less "big-bank bureaucracy" and increased professional service. The teamwork between Small Business Center and branch network has delivered big-bank expertise to the customer-friendly and convenient surroundings of the familiar branch office. This action has spurred a 22% increase in middle market loans, and a 12% increase in small business loans for 1998. Cross selling opportunities are increased by directing commercial loan customers through the branch network for loan servicing. For 1999, the commercial lending efforts will focus on increasing relationships with our current small and medium sized business customers, and to continue to attract new customers with more convenient and personal loan servicing through the current delivery channels.

DIVERSIFYING THE PRODUCT LINE
USBANCORP continues to transition each affiliate bank from the "bank of choice" to "the financial service provider of choice" for an expanding customer base. This market positioning requires the successful expansion of our core banking business, and the strategic introduction of new products and services which will positively impact non-interest income and provide protection against the volatility of interest rate sensitive income.
The USBANCORP network is changing to better serve all the financial needs of our customers. The addition of mutual funds and annuities, available since late 1997 through our banking network, is serving the lifestyle needs of a new segment of customers who might otherwise seek the services of brokerage firms or insurance companies to meet their long-term investment needs. This broader array of financial services has led to a more diversified revenue stream in 1998, and has positioned your Company to more effectively compete with the non-banking competition.
Mutual fund and annuity sales in 1998 were optimized without significant expansion of the current delivery system. Gross revenues from the first full year of mutual fund and annuity sales reached $337,000 by year end. Customers can now shop for these investment products in the same place where they purchase CDs, checking accounts and loans. The low interest rate environment of 1998 has encouraged investment customers to consider the higher returns afforded by our newest product line, or to consider the product offerings from USBANCORP Trust Company. "One-stop" banking is the thrust behind the increasing diversity in products and services. This convenience, combined with ever improving access to each affiliate bank, is making banking easier and more convenient.
USBANCORP Trust Company generated more than $4 million in fee income in 1998, which is a 10% increase above 1997. This represents the fifth consecutive year in which the Trust Company has achieved this type of growth. To continue to grow the significant contributions to fee income generated from the 401(k) pension and profit sharing programs, the Trust Company has expanded the investment options available to 401(k) program participants. Through the Pathroad Lifestyle Alternative account, 401(k) participants will select from 19 investment options in 1999. The increased variety of investment options positions the 401(k) product to effectively compete with larger pension programs, and contributes to management's confidence in the future success of USBANCORP Trust's retirement investment product line. The success of the ERECT Fund has led to the introduction of ERECT Fund II - Equity, which further diversifies and expands the trust product line and fees generated. The original ERECT Fund manages union pension funds and provides construction and long-term mortgage financing for approved projects. ERECT Fund II - Equity diversifies the investment portfolio of Taft-Hartley pension plans by utilizing equity investments in real estate. The combined ERECT Fund has increased in 1998 to more than $72 million in assets under management, an increase of 14% over 1997. The retail delivery system was further enhanced in 1998 with the formation of UBAN Mortgage Company. The mortgage operations at affiliate banks are now centrally consolidated in Greensburg, PA. The completed mortgage consolidation accounted for a $100,000 savings in system equipment expense, salaries, and other efficiencies gained by joining the two operations. Mortgage loan originators, armed with laptop computers which are "online" with credit scoring software, are able to minimize the time between application and notification of approval. In addition to improving the mortgage delivery channels with UBAN Mortgage Company, customers are benefitting from the emphasis on timely loan approval and closings for residential mortgage loan applications.

Standard Mortgage Corporation of Georgia, USBANCORP's mortgage banking affiliate, exceeded $450 million in loan production, or a 78% increase over the production level achieved in 1997. Standard Mortgage has benefitted from sales opportunities in the economically robust suburban Atlanta market area. In addition to increasing new loan production, Standard Mortgage seized the initiative to promote refinancings to current customers and to minimize the run-off of mortgage accounts during the year. This increased revenue from loan sale gains helped partially mitigate the negative impact of the increased amortization on mortgage servicing rights.
The VISA Check Card product, first introduced by Three Rivers Bank in 1997, and during the third quarter 1998 at U.S. Bank, has generated more than $100,000 in fee income for the year. We expect the VISA Check Card product to continue to gain in popularity, with a growth to $200,000 in fee income by year end 1999. The Three Rivers Bank Freedom Checking Account, which offers more flexibility than a standard checking account, was introduced during the second quarter of 1998. Total deposit balances in the new account exceeded $300,000 by year's end.
The Bank Mobile, the area's first full service bank-on-wheels, underscored USBANCORP's strategic plan to bring the bank to more customers in 1998. The Bank Mobile expanded the availability of banking services into locations not normally serviced by a bank, and extended the convenience of permanent branch offices by coordinating stops during peak business times, or by providing extended banking hours.
EXPANDING THE TIME AND PLACE OF PRODUCT DELIVERY
The USBANCORP Strategic Plan emphasizes customer convenience, along with a diversified line of products, as key components to becoming the primary "financial service provider of choice" for more customers. The Three Rivers Bank Call Center "which receives all inbound telephone calls and generates outbound telemarketing " has proven to be a success in delivering convenience and improving sales. The Call Center was in operation for the first full year in 1998, and the service handled more than 55,000 inbound calls during the year. Call Center outbound telemarketing generated more than $6 million in consumer loans, surpassing the Center's 1998 goal by more than $1 million. Affiliate U.S. Bank will introduce their own Call Center during the first quarter, 1999.
Customers have access to their USBANCORP bank 24-hours a day, 365 days a year. They can apply for a loan, review account balances or print out a listing of their up-to-the-minute checking transactions right from their home. TellerPhone Banking, the 24-hour automated telephone banking service, has proven enormously popular. More than 1 million transactions were serviced by TellerPhone as a result of more than 360,000 inbound calls at both banking affiliates. TellerPhone can be accessed with a home personal computer and a modem through the PC TellerPhone system. For 1998, USBANCORP continued to deliver "High Touch, Medium Tech" service by emphasizing face-to-face customer interaction, with the gradual introduction of new technologies such as TellerPhone and PC TellerPhone.
The positive customer response to telephone banking convenience started with the success of the Loan Patrol "loan-by-phone" initiative. The 24-hour access, combined with the convenience of banking from the home and the promise of home delivery, has contributed to improved direct consumer loan volumes. A Loan Store operation in Greensburg, and a scaled-down Loan Store operation in State College, have made significant contributions to your Company's growing commercial loan portfolio in 1998. Loan Stores deliver loans to markets identified as growth areas, and the expanded USBANCORP presence on a limited scale has proven successful in achieving market penetration in a profitable manner.

THE PARTNERSHIP FOR SUCCESS
Your management team continues to reinforce the "partnership for success" among shareholders, customers, community and our employees. The cycle continued in 1998 as we were able to distribute $39 million back to our shareholders through our treasury stock buyback program and common dividend payments. Customers are responding to a diversified product line, accessed through alternative delivery methods which make banking more convenient. Affiliate bank communities have benefitted from our efforts in 1998. U.S. Bank continues to support the largest annual community event in Cambria County, the Johnstown Folkfest. U.S. Bank has been the primary corporate sponsor for the event for the last three years. The event has boosted community tourism by attracting more than 120,000 people in 1998. U.S. Bank provides 130 employee-volunteers to assist in the three day Labor Day weekend festivities. Three Rivers Bank employees volunteered to help lead more than 60 community organizations from director, officer and chairperson leadership positions. In total, USBANCORP employees have donated more than 11,000 hours of community service among 450 organizations. I personally serve on the Board of Directors for the Federal Home Loan Bank in Pittsburgh, among other community leadership positions.
Transitioning your company from the bank of choice to the financial services provider of choice is creating value for employees. During the year emphasis was placed on training which supports the expansion of USBANCORP's core banking business, and provides a thorough understanding of the alternative delivery systems which brings added convenience to the customer. In 1998, Three Rivers Bank provided Retail Banking customer service representatives and branch managers with the opportunity to become licensed to sell fixed annuity products. Twelve individuals successfully completed more than 30 hours of training and preparation before receiving their Pennsylvania sales license. The result is a flatter organizational structure which puts sales decisions closer to the customer. The on-site sales force for the new mutual fund, annuity and insurance products will further enhance the stated initiatives to bring a diversified product line to the customer.
Year 2000 computer hardware and software preparations are proceeding on schedule. Our current estimate of the total cost to achieve Year 2000 compliance is $1.4 million. USBANCORP has implemented an aggressive communication program with our customers to alleviate any doubts they may have concerning the Year 2000 issue's affect on our systems - and on the systems utilized by our vendors - and to further position your company as a community resource for finding solutions and information on the world-wide problem. Your Company's technology professionals conducted bank-sponsored community seminars, business seminars, and disseminated valuable Year 2000 information through newspaper columns and television news programs. These proactive steps are earning your Company a leadership role in the communities they serve, and further position USBANCORP affiliate banks as valuable community resources.
We approach the new millennium with an enhanced core banking business, a diverse product line, and a commitment to further our customer service advantage. It is our intent to aggressively pursue strategies which will improve our value to our shareholders, customers, employees and our communities.

CHALLENGES AND GOALS FOR 1999
   Increase Return On Equity (ROE) to above 15% through continued growth and diversification of revenue streams.
   Increase our asset base through acquisitions where prudent. Our focus in acquisition efforts will continue to be timeliness of earnings accretion and increasing market share within the markets we presently serve as well as contiguous counties in western Pennsylvania.
   Continue to service the stakeholders in the "partnership for success" with nationally proven methods and technologies.
   Expand the time, place and method of sales and service delivery while employing "high touch, medium technology" strategies.
   Maintain effective systems and processes for customer feedback. Create career satisfaction and a mutually-beneficial working environment for our employees which fosters the flattening of the organization and promotes accountability to our corporate goals at all levels of the organization.

We recognize that the challenges which accompany these goals will require a diligent commitment to our long-term strategic plans. I remain cautiously optimistic that 1999 will continue to show the wisdom of our direction.
In conclusion, I want to thank our dedicated employees and directors for their tireless efforts and you, our shareholders, for your continued support.

/s/Terry K. Dunkle
Terry K. Dunkle
Chairman, President & CEO
USBANCORP, Inc.

SERVICE AREA MAP
Presented on this page was a map depicting the six counties serviced by USBANCORP, Inc..

USBANCORP, INC.
FINANCIAL STATEMENTS

This page left intentially blank

CONSOLIDATED BALANCE SHEET

At December 31                                                     1998           1997
ASSETS                                                               (In thousands)
Cash and due from banks                                            $    35,085    $    38,056
Interest bearing deposits with banks                                     3,855            163
Investment securities:
   Available for sale                                                  661,491        580,115
   Held to maturity (market value $516,452 on
      December 31, 1998, and $545,194 on December 31, 1997)            508,142        536,608
Loans held for sale                                                     51,317         13,163
Loans                                                                1,020,280        981,739
   Less: Unearned income                                                 5,276          5,327
Allowance for loan losses                                               10,725         12,113
Net loans                                                            1,004,279        964,299
Premises and equipment                                                  18,020         17,630
Accrued income receivable                                               17,150         17,317
Mortgage servicing rights                                               16,197         14,960
Goodwill and core deposit intangibles                                   18,697         19,122
Bank owned life insurance                                               35,622         33,979
Other assets                                                             7,226          3,698
TOTAL ASSETS                                                        $2,377,081     $2,239,110
LIABILITIES
Non-interest bearing deposits                                       $  166,701     $  146,685
Interest bearing deposits                                            1,009,590        992,842
Total deposits                                                       1,176,291      1,139,527
Federal funds purchased and securities sold under
   agreements to repurchase                                            101,405         92,829
Other short-term borrowings                                            129,003         57,892
Advances from Federal Home Loan Bank                                   752,391        754,195
Guaranteed junior subordinated deferrable interest debentures           34,500              -
Long-term debt                                                           9,271          8,140
Total borrowed funds                                                 1,026,570        913,056
Other liabilities                                                       32,550         28,347
TOTAL LIABILITIES                                                    2,235,411      2,080,930
Commitments and contingent liabilities (Note #16)
STOCKHOLDERS' EQUITY<F1>
Preferred stock, no par value; 2,000,000 shares authorized;
   there were no shares issued and outstanding on
   December 31, 1998, and 1997                                               -              -
Common stock, par value $2.50 per share; 24,000,000 shares
   authorized; 17,350,136 shares issued and 13,512,317
   outstanding on December 31, 1998; 17,282,028 shares issued
   and 14,681,154 shares outstanding on December 31, 1997               43,375         14,402
Treasury stock at cost, 3,837,819 shares on December 31, 1998,
   and 2,600,874 shares on December 31, 1997                           (61,521)       (31,175)
Surplus                                                                 65,495         93,934
Retained earnings                                                       91,737         78,866
Accumulated other comprehensive income                                   2,584          2,153
TOTAL STOCKHOLDERS' EQUITY                                             141,670        158,180
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                             $2,377,081     $2,239,110
<F1> All share data has been adjusted to reflect a 3 for 1 stock split effected in the form of a 200% stock dividend that was distributed on July 31, 1998, to shareholders of record on July 16, 1998.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

Year ended December 31                                     1998           1997        1996
INTEREST INCOME                                      (In thousands, except per share data)
Interest and fees on loans:
   Taxable                                                 $     84,510   $  81,105   $   72,873
   Tax exempt                                                     2,469       2,400        1,560
Deposits with banks                                                 120         190          132
Federal funds sold and securities purchased
   under agreements to resell                                         2           2           36
Investment securities:
   Available for sale                                            38,139      31,769       29,025
   Held to maturity                                              33,718      39,322       33,707
Total Interest Income                                           158,958     154,788      137,333
INTEREST EXPENSE
Deposits                                                         40,891      42,572       42,060
Federal funds purchased and securities
   sold under agreements to repurchase                            4,603       5,060        3,888
Other short-term borrowings                                       5,303       3,123        3,706
Advances from Federal Home Loan Bank                             40,483      36,648       25,952
Guaranteed junior subordinated deferrable interest debentures     1,944           -            -
Long-term debt                                                      504         526          589
Total Interest Expense                                           93,728      87,929       76,195
NET INTEREST INCOME                                              65,230      66,859       61,138
   Provision for loan losses                                        600         158           90
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                     64,630      66,701       61,048
NON-INTEREST INCOME
Trust fees                                                        4,430       4,022        3,708
Net gains on loans held for sale                                  3,697       2,008        1,060
Net realized gains on investment securities                       2,267         792          638
Wholesale cash processing fees                                      706         976        1,085
Service charges on deposit accounts                               3,409       3,323        3,264
Net mortgage servicing fees                                         692       2,104        2,312
Bank owned life insurance                                         1,643       1,644        1,574
Other income                                                      6,845       5,334        5,048
Total Non-Interest Income                                        23,689      20,203       18,689
NON-INTEREST EXPENSE
Salaries and employee benefits                                   30,427      28,197       25,483
Net occupancy expense                                             4,474       4,431        4,463
Equipment expense                                                 3,637       3,260        3,111
Professional fees                                                 3,373       2,928        2,770
Supplies, postage, and freight                                    2,674       2,766        2,693
Miscellaneous taxes and insurance                                 1,568       1,483        1,418
FDIC deposit insurance expense                                      272         119        2,561
Amortization of goodwill and core deposit intangibles             2,308       2,356        2,360
Impairment charge for mortgage servicing rights                     831           -            -
Other expense                                                     9,956       8,564        7,615
Total Non-Interest Expense                                       59,520      54,104       52,474
INCOME BEFORE INCOME TAXES                                       28,799      32,800       27,263
   Provision for income taxes                                     7,655       9,303        7,244
NET INCOME                                                 $     21,144   $  23,497   $   20,019
PER COMMON SHARE DATA:<F1>
   Basic:
      Net income                                           $       1.51   $    1.56   $     1.28
      Average number of shares outstanding                   14,011,893  15,043,128   15,586,092
   Diluted:
      Net income                                           $       1.48   $    1.54   $     1.28
      Average number of shares outstanding                   14,257,557  15,274,272   15,694,761
   Cash dividends declared                                 $       0.60   $    0.53   $     0.46
<F1> All per share and share data have been adjusted to reflect a
3 for 1 stock split effected in the form of a 200% stock dividend that was distributed on July 31, 1998, to shareholders of record on July 16, 1998.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year ended December 31                       1998      1997      1996
COMPREHENSIVE INCOME                             (In thousands)

Net income                                   $21,144   $23,497   $20,019
Other comprehensive income, before tax:
  Unrealized holding gains (losses) arising
    during period                              2,426     3,633    (4,204)
  Less: reclassification adjustment for
    gains included in net income, net of tax  (1,664)     (567)     (468)
Other comprehensive income (loss), before tax:   762     3,066    (4,672)
  Income tax expense (credit) related to items
    of other comprehensive income                331     1,127    (1,483)
Other comprehensive income (loss), net of tax    431     1,939    (3,189)
Comprehensive income                         $21,575   $25,436   $16,830

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                                                          Other
                                 Preferred     Common      Treasury             Retained  Comprehensive
                                 Stock         Stock       Stock      Surplus   Earnings  Income         Total
                                                       (In thousands)
Balance at December 31, 1995     $    -        $14,334     $(11,007)  $93,361   $50,401   $ 3,403        $150,492
1996
Net income for the year 1996          -              -            -         -    20,019         -          20,019
Stock options exercised               -             22            -       166         -         -             188
Other comprehensive loss,
   net of tax                         -              -            -         -         -    (3,189)         (3,189)
Cash dividends declared:
   Common stock ($0.46 per
      share )                         -              -            -         -    (7,062)        -          (7,062)
Treasury stock, 714,144
   shares at cost                     -              -       (8,531)        -         -         -          (8,531)
Balance at December 31, 1996          -         14,356      (19,538)   93,527    63,358       214         151,917
1997
Net income for the year 1997          -              -            -         -    23,497         -          23,497
Stock options exercised               -             46            -       407         -         -             453
Other comprehensive income,
   net of tax                         -              -            -         -         -     1,939           1,939
Cash dividends declared:
   Common stock ($0.53 per
      share )                         -              -            -         -    (7,989)        -          (7,989)
Treasury stock, 617,094
   shares at cost                     -              -      (11,637)        -         -         -         (11,637)
Balance at December 31, 1997          -         14,402      (31,175)   93,934    78,866     2,153         158,180
1998
Net income for the year 1998          -              -            -         -    21,144         -          21,144
Stock options exercised               -             75            -       459         -         -             534
Other comprehensive income,
   net of tax                         -              -            -         -         -       431             431
Effect of 3 for 1 stock split in
   the form of a 200% stock
   dividend                           -         28,898            -   (28,898)        -         -               -
Cash dividends declared:
   Common stock ($0.60 per
      share )                         -              -            -         -    (8,273)        -          (8,273)
Treasury stock, 1,236,945
   shares at cost                     -              -      (30,346)        -         -         -         (30,346)
Balance at December 31, 1998     $    -        $43,375     $(61,521)  $65,495   $91,737   $ 2,584        $141,670

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31                                 1998           1997       1996
OPERATING ACTIVITIES                                           (In thousands)
Net income                                             $   21,144     $  23,497  $    20,019
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                               600           158           90
      Depreciation and amortization expense                 2,483         2,430        2,564
      Amortization expense of goodwill and
         core deposit intangibles                           2,308         2,356        2,360
      Amortization expense of mortgage
         servicing rights                                   2,861         1,806        1,249
      Net amortization of investment securities             1,038           218          182
      Net realized gains on investment securities          (2,267)         (792)        (638)
      Net realized gains on loans held for sale            (3,697)       (2,008)      (1,060)
      Origination of mortgage loans held for sale        (450,639)     (260,984)    (191,299)
      Sales of mortgage loans held for sale               414,023       258,261      196,238
      Decrease (increase) in accrued income receivable        167            45         (610)
      Increase (decrease) in accrued expense payable         (262)        1,385          397
Net cash (used) provided by operating activities          (12,241)       26,372       29,492
INVESTING ACTIVITIES
Purchase of investment securities
   and other short-term investments                      (819,080)     (686,087)    (633,641)
Proceeds from maturities of investment securities
   and other short-term investments                       257,073       164,721      128,973
Proceeds from sales of investment securities
   and other short-term investments                       509,383       414,682      389,068
Long-term loans originated                               (336,815)     (322,491)    (333,343)
Loans held for sale                                       (51,317)      (13,163)     (14,809)
Principal collected on long-term loans                    347,180       288,669      240,679
Loans purchased or participated                                 -            (2)      (1,614)
Loans sold or participated                                     44           234          663
Net decrease (increase) in credit card receivables
   and other short-term loans                               2,487           261       (2,222)
Purchases of premises and equipment                        (2,947)       (1,913)      (2,227)
Sale/retirement of premises and equipment                      74            54           49
Net decrease in assets held in trust for
   collateralized mortgage obligation                       1,424           992        1,840
Increase in mortgage servicing rights                      (4,098)       (4,272)      (2,371)
Net (increase) decrease in other assets                    (5,775)          583         (817)
Net cash used by investing activities                  $ (102,367)    $(157,732)  $ (229,772)

(continued on next page)
See accompanying notes to consolidated financial statements.

Year ended December 31                                  1998          1997        1996
FINANCING ACTIVITIES                                            (In thousands)
Proceeds from sales of certificates of deposit          $  483,384    $ 270,064   $ 248,589
Payments for maturing certificates of deposit             (471,829)    (258,653)   (272,838)
Net increase (decrease) in demand and savings deposits      25,209      (10,622)    (14,871)
Net increase (decrease) in federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings                          81,382       (5,931)     59,527
Net principal (repayments) borrowings on advances
   from Federal Home Loan Bank                              (1,804)     148,696     177,282
Principal borrowings of long-term debt                      11,123        5,068           -
Repayments of long-term debt                               (11,687)      (4,879)       (889)
Common stock dividends paid                                 (8,688)      (9,305)     (4,522)
Guaranteed junior subordinated deferrable interest
   debenture dividends paid                                 (1,944)           -           -
Proceeds from sale of guaranteed junior subordinated
   deferrable interest debentures, net of expenses          33,172            -           -
Proceeds from dividend reinvestment and
   stock purchase plan and stock options exercised             534          453         188
Purchases of treasury stock                                (30,346)     (11,637)     (8,531)
Net increase in other liabilities                            6,823        1,924         578
Net cash provided by financing activities                  115,329      125,178     184,513
NET INCREASE (DECREASE) IN
   CASH EQUIVALENTS                                            721       (6,182)    (15,767)
CASH EQUIVALENTS AT JANUARY 1                               38,219       44,401      60,168
CASH EQUIVALENTS AT DECEMBER 31                         $   38,940    $  38,219    $ 44,401

See accompanying notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Nature of Operations:
USBANCORP, Inc. (the "Company") is a multi-bank holding company headquartered in Johnstown, Pennsylvania. Through its banking subsidiaries the Company operates 45 banking offices in six southwestern Pennsylvania counties. These offices provide a full range of consumer, mortgage, commercial, and trust financial products including deposit and credit card services.
Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, U.S. Bank ("U.S. Bank"), Three Rivers Bank and Trust Company ("Three Rivers Bank"), including its principal subsidiary, Standard Mortgage Corporation of Georgia, USBANCORP Trust Company ("Trust Company"), United Bancorp Life Insurance Company ("United Life"), and UBAN Associates, Inc. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
Investment Securities:
Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method.
Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation (depreciation) excluded from income and credited (charged) to a separate component of shareholders' equity on a net of tax basis. Any security classified as trading assets are reported at fair value with unrealized aggregate appreciation (depreciation) included in current income on a net of tax basis. The Company presently does not engage in trading activity.
Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.

Loans:
Interest income is recognized using methods which approximate a level yield related to principal amounts outstanding. The Company's subsidiaries discontinue the accrual of interest income when loans, except for loans that are insured for credit loss, become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. A non-accrual loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments (except for residential mortgage loans which only have to become current).
Loan Fees:
Loan origination and commitment fees, net of associated direct costs, are deferred and amortized into interest and fees on loans over the loan or commitment period. Fee amortization is determined by either the straight-line method, or the effective interest method, which do not differ materially.
Mortgage Loans Held For Sale:
Newly originated fixed-rate residential mortgage loans are classified as "held for sale," if it is management's intent to sell these residential mortgage loans. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.
Premises and Equipment:
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operations over the estimated useful lives of the premises and equipment using the straight-line method. Useful lives of up to 45 years for buildings and up to 12 years for equipment are utilized. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives of the improvements, whichever is shorter. Maintenance, repairs, and minor alterations are charged to current operations as expenditures are incurred.
Allowance for Loan Losses and Charge-off Procedures:
As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline which is updated on a quarterly basis at the subsidiary bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

  A detailed review of all criticized and impaired loans to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.
  The application of formula driven reserve allocations for all commercial and commercial real-estate loans are calculated by using a three year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.
  The application of formula driven reserve allocations to installment and mortgage loans which are based upon historical charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three year historical charge-off experience for consumer loans.
  The application of formula driven reserve allocations to all outstanding loans and certain unfunded commitments is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy exceptions.
  The maintenance of a general unallocated reserve in order to provide conservative positioning based on an assessment of the regional economy and to provide protection against credit risks resulting from other external factors such as the continued growth of the loan portfolio. It must be emphasized that a general unallocated reserve is prudent recognition of the fact that reserve estimates, by definition, lack precision.
After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to evaluate the adequacy of the reserve and establish the provision level for the next quarter. The Company believes that the procedural discipline, systematic methodology, and comprehensive documentation of this quarterly process is in full compliance with all regulatory requirements and provides appropriate support for accounting purposes.
When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss.
The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $250,000 within an 18 month period. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.
Purchased and Originated Mortgage Servicing Rights:
The Company recognizes as assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or originations. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where servicing rights have been retained, the Company allocates the cost of originating the loan to the loan (without the servicing rights) and the servicing rights retained based on their relative fair market values if it is practicable to estimate those fair values. Where it is not practicable to estimate the fair values, the entire cost of originating the loan is allocated to the loan without the servicing rights. For purposes of evaluating and measuring impairment, the Company stratifies the rights based on risk characteristics. If the discounted projected net cash flows of a stratum are less than the carrying amount of the stratum, the stratum is written down to the amount of the discounted projected net cash flows through a valuation account. This writedown is recorded in the line item on the Consolidated Statement of Income titled "Impairment charge for mortgage servicing rights". The Company has determined that the predominant risk characteristics of its portfolio are loan type and interest rate. For the purposes of evaluating impairment, the Company has stratified its portfolio in 200 basis point tranches by loan type. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The value of mortgage servicing rights is subject to interest rate and prepayment risk. It is likely that the value of these assets will decrease if prepayments occur at greater than the expected rate.
Trust Fees:
All trust fees are recorded on the cash basis which approximates the accrual basis for such income.

Earnings Per Common Share:
Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Comprehensive Income:
In January 1998, the Company adopted SFAS #130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a financial statement. For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities. The balances of other accumulated comprehensive income were $2,584,000, $2,153,000 and $214,000 at December 31, 1998, 1997 and 1996, respectively.
Consolidated Statement of Cash Flows:
On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $6,695,000 in income tax payments in 1998; $7,783,000 in 1997; and $4,870,000 in 1996. The Company
made total interest expense payments of $93,990,000 in 1998; $86,544,000 in 1997; and $75,798,000 in 1996.
Income Taxes:
Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.
Interest Rate Contracts:
The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated Balance Sheet. Unrealized gains or losses on these hedge transactions are deferred. It is the Company's policy not to terminate hedge transactions prior to expiration date.
For interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Because only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.
Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance Sheet.
Risk Management Overview:
Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, and liquidity risk. The Company controls and monitors these risks with policies, procedures, and various levels of managerial and Board oversight. The Company's objective is to optimize profitability while managing and controlling risk within Board approved policy limits.
Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and off-balance sheet positions. The Company uses its asset liability management policy and hedging policy to control and manage interest rate risk. Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet financial instruments. The Company's primary credit risk occurs in the loan portfolio. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses to control and manage credit risk. The Company's investment policy and hedging policy strictly limit the amount of credit risk that may be assumed in the investment portfolio and through off-balance sheet activities.
Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors and debtholders. The Company uses its asset liability management policy and contingency funding plan to control and manage liquidity risk
Future Accounting Standards:
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement #133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS #133"), which is required to be adopted in years beginning after June 15, 1999. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portions of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet quantified the impact of adopting SFAS #133 on its financial statements and has not determined the timing of, or method of adoption of SFAS #133. However, SFAS #133 could increase volatility in earnings and other comprehensive income.

2. CASH AND DUE FROM BANKS
Cash and due from banks at December 31, 1998, and 1997, included
$17,288,000 and $12,663,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3. INTEREST BEARING DEPOSITS WITH BANKS
The book value of interest bearing deposits with domestic banks are as follows:
At December 31           1998         1997
                          (In thousands)
Total                    $  3,855     $  163

All interest bearing deposits with domestic banks mature within three months. The Company had no deposits in foreign banks nor in foreign branches of United States banks.

4. INVESTMENT SECURITIES
The book and market values of investment securities are
summarized as follows:
Investment securities available for sale:
                                   Gross          Gross
                         Book      Unrealized     Unrealized     Market
At December 31, 1998     Value     Gains          Losses         Value
                                       (In thousands)
U.S. Treasury            $    442  $     14       $     -        $     456
U.S. Agency                21,524        82             -           21,606
State and municipal        11,166       162             -           11,328
U.S. Agency
   mortgage-backed
   securities             577,241     4,119          (673)         580,687
Other securities(f1)       47,409         5             -           47,414
Total                    $657,782   $ 4,382       $  (673)        $661,491
Investment securities held to maturity:
                                    Gross         Gross
                         Book       Unrealized    Unrealized      Market
At December 31, 1998     Value      Gains         Losses          Value
                                       (In thousands)
U.S. Treasury            $  17,207  $    86       $   (33)        $ 17,260
U.S. Agency                 23,928      371             -           24,299
State and municipal        147,628    2,816        (1,174)         149,270
U.S. Agency
   mortgage-backed
   securities              315,171    6,316          (196)         321,291
Other securities(f1)         4,208      124             -            4,332
Total                     $508,142   $9,713       $(1,403)        $516,452
(f1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities available for sale:
                                     Gross        Gross
                          Book       Unrealized   Unrealized     Market
At December 31, 1997      Value      Gains        Losses         Value
                                      (In thousands)
U.S. Treasury               $  2,496    $    7     $     (8)      $   2,495
U.S. Agency                    1,769        11           (1)          1,779
State and municipal           13,516       309            -          13,825
U.S. Agency
   mortgage-backed
   securities                516,476     3,755         (585)        519,646
Other securities(f1)          42,370         -            -          42,370
Total                       $576,627    $4,082      $  (594)       $580,115
Investment securities held to maturity:
                                        Gross       Gross
                            Book        Unrealized  Unrealized     Market
At December 31, 1997        Value       Gains       Losses         Value
                                         (In thousands)
U.S. Treasury               $  16,320   $     12    $    (13)      $  16,319
U.S. Agency                    17,512        188          (6)         17,694
State and municipal           114,733      2,610         (23)        117,320
U.S. Agency
   mortgage-backed
   securities                 385,092      6,355        (681)        390,766
Other securities(f1)            2,951        144           -           3,095
Total                        $536,608     $9,309     $  (723)       $545,194
(f1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.
All purchased investment securities are recorded on settlement date which is not materially different from the trade date.
Realized gains and losses are calculated by the specific identification method.
Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors Service or Standard & Poor's rating of
"A." At December 31, 1998, 98.1% of the portfolio was rated "AAA" as compared to 98.8% at December 31, 1997. Less than 1.0% of the portfolio was rated below "A" or unrated on December 31, 1998.
The book value of securities pledged to secure public and trust deposits, as required by law, was $628,369,000 at December 31, 1998, and $337,797,000 at December 31, 1997. The Company realized
$2,745,000 and $1,816,000 of gross investment security gains and $478,000 and $1,024,000 of gross investment security losses on available for sale securities in 1998 and 1997, respectively.
The following table sets forth the contractual maturity distribution of the investment securities, book and market values, and the weighted average yield for each type and range of maturity as of December 31, 1998. Yields are not presented on a tax-equivalent basis, but are based upon book value and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the average lives were used. At December 31, 1998, the Company's consolidated investment securities portfolio had a modified duration of approximately 3.28 years.

Investment securities available for sale:

                                            After 1 Year        After 5 Years
                                            but                 but
                         Within 1 Year      Within 5 Years      Within 10 Years     After 10 Years     Total
At December 31, 1998     Amount     Yield   Amount      Yield   Amount      Yield   Amount     Yield   Amount    Yield
                                                            (In thousands, except yields)
Book Value
U.S. Treasury            $      243 6.38%   $       199 5.50%   $        -  -%      $        - -%      $      442 5.98%
U.S. Agency                       -    -            499 6.17        21,025  6.61             - -           21,524 6.60
State and municipal             400 5.54              -    -         9,800  5.81           966 5.13        11,166 5.74
U.S. Agency mortgage-
   backed securities          2,207 6.24        196,852 6.59       155,480  6.30       222,702 6.55       577,241 6.50
Other securities<F1>         46,000 5.97              -    -             -     -         1,409 6.51        47,409 5.99
Total investment
   securities available
   for sale                $ 48,850 5.98%      $197,550 6.59%     $186,305  6.31%     $225,077 6.54%     $657,782 6.45%
Market Value
U.S. Treasury              $    250            $    206           $      -            $      -           $    456
U.S. Agency                       -                 503             21,103                   -             21,606
State and municipal             406                   -              9,947                 975             11,328
U.S. Agency mortgage-
   backed securities          2,233             199,031            155,997             223,426            580,687
Other securities<F1>         46,000                   -                  -               1,414             47,414
Total investment
   securities available
   for sale                $ 48,889            $199,740           $187,047            $225,815           $661,491
Investment securities held to maturity:
                                               After 1 Year       After 5 Years
                                               but                but
                            Within 1 Year      Within 5 Years     Within 10 Years     After 10 Years     Total
At December 31, 1998        Amount    Yield    Amount    Yield    Amount    Yield     Amount    Yield    Amount    Yield
                                                               (In thousands, except yields)
Book Value
U.S. Treasury               $ 11,518  5.60%    $    5,689 4.40%   $       -  -%       $       -    -%    $  17,207 5.20%
U.S. Agency                        -     -              -    -       23,928  6.56             -    -        23,928 5.56
State and municipal              245  4.25         30,963 4.77       35,915  5.54        80,505 4.94       147,628 5.05
U.S. Agency mortgage
   backed securities          17,267  6.35        199,623 7.23       48,763  7.00        49,518 6.76       315,171 7.07
Other securities<F1>           1,040  5.65          1,275 6.98        1,893  6.62             -    -         4,208 6.49
Total investment
   securities held
   to maturity              $ 30,070  6.02%      $237,550 6.84%    $110,499  6.42%     $130,023 5.63%     $508,142 6.39%
Market Value
U.S. Treasury               $ 11,590             $  5,670          $      -            $      -           $ 17,260
U.S. Agency                        -                    -            24,299                   -             24,299
State and municipal              247               31,278            36,880              80,865            149,270
U.S. Agency mortgage-
   backed securities          17,355              204,380            49,769              49,787            321,291
Other securities<F1>           1,143                1,275             1,914                   -              4,332
Total investment
   securities held
   to maturity              $ 30,335             $242,603          $112,862            $130,652           $516,452
<F1> Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

5. LOANS
The loan portfolio of the Company consisted of the following:
At December 31                         1998           1997
                                         (In thousands)
Commercial                             $   139,751    $143,113
Commercial loans secured by
   real estate                             341,842     302,620
Real estate-mortgage                       449,875     440,734
Consumer                                    88,812      95,272
Loans                                    1,020,280     981,739
Less: Unearned income                        5,276       5,327
Loans, net of unearned income           $1,015,004    $976,412

Real estate construction loans were not material at these presented dates and comprised 4.9% and 2.3% of total loans net of unearned income at December 31, 1998 and 1997, respectively. The Company has no direct credit exposure to foreign countries. Most of the Company's loan activity is with customers located in the southwestern Pennsylvania geographic area. As of December 31, 1998, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.
In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $2,285,000 and $2,014,000 at December 31, 1998 and 1997,
respectively. An analysis of these related party loans follows:
Year ended December 31                   1998           1997
     (In thousands)
Balance January 1                        $   2,014      $  8,105
New loans                                    2,720        12,604
Payments                                    (2,449)      (18,695)
Balance December 31                      $   2,285      $  2,014

6. ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses
follows:
Year ended December 31               1998      1997      1996
                                          (In thousands)
Balance January 1                    $12,113   $13,329   $14,914
Provision for loan losses                600       158        90
Recoveries on loans
   previously charged-off                530     1,123       932
Loans charged-off                     (2,518)   (2,497)   (2,607)
Balance December 31                  $10,725   $12,113   $13,329

7. NON-PERFORMING ASSETS
Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and (iii) other real estate owned (real estate acquired through foreclosure and in-substance foreclosures).

The following table presents information concerning non-performing assets:

At December 31                   1998      1997      1996      1995      1994
                                    (In thousands, except percentages)
Non-accrual loans                $5,206    $6,450    $6,365    $7,517    $5,446
Loans past due 90 days or more    1,579     1,601     2,043       995     1,357
Other real estate owned           1,451       807       263       914     1,098
Total non-performing assets      $8,236    $8,858    $8,671    $9,426    $7,901
Total non-performing assets
  as a percent of loans and
  loans held for sale,
  net of unearned income,
  and other real estate owned     0.77%     0.89%     0.92%     1.13%     0.91%

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.
For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totalling $1,759,000 and $1,012,000 being specifically identified as impaired and a corresponding allocation reserve of $375,000 and $650,000 at December 31, 1998 and 1997, respectively. The average outstanding balance for loans being specifically identified as impaired was $1,519,000 for 1998 and $1,715,000 for 1997. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during 1998 or 1997.
The following table sets forth, for the periods indicated, (i)
the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans.
Year ended December 31      1998    1997    1996    1995    1994
                                       (In thousands)
Interest income due
  in accordance with
  original terms            $ 367  $ 472    $ 560   $ 601   $ 509
Interest income recorded     (134)  (132)     (75)   (648)   (588)
Net reduction (increase)
  in interest income        $ 233  $ 340    $ 485   $ (47)  $ (79)

8. PREMISES AND EQUIPMENT
An analysis of premises and equipment follows:
At December 31                 1998         1997
                                (In thousands)
Land                           $  2,131     $  2,131
Premises                         24,822       23,283
Furniture and equipment          20,429       19,123
Leasehold improvements            2,667        2,639
Total at cost                    50,049       47,176
Less: Accumulated depreciation   32,029       29,546
Net book value                  $18,020      $17,630

9. FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM BORROWINGS
The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:
                                                Securities
                                      Federal   Sold Under     Other
                                      Funds     Agreements to  Short-term
At December 31, 1998                  Purchased Repurchase     Borrowings
                                          (In thousands, except rates)
Balance                               $  63,705 $  37,700      $129,003
Maximum indebtedness at
   any month end                         65,900    41,602       191,835
Average balance during year              51,112    39,224        98,988
Average rate paid for the year             5.51%     5.41%         4.84%
Average rate on period end balance         5.58      5.16          3.44
                                                Securities
                                      Federal   Sold Under     Other
                                      Funds     Agreements to  Short-term
At December 31, 1997                  Purchased Repurchase     Borrowings
                                          (In thousands, except rates)
Balance                               $  52,800 $  40,029      $  57,892
Maximum indebtedness at
   any month end                         58,651    71,888        106,408
Average balance during year              37,632    51,621         67,246
Average rate paid for the year             5.60%     5.56%          4.76%
Average rate on period end balance         6.43      5.54           5.35
                                                Securities
                                      Federal   Sold Under     Other
                                      Funds     Agreements to  Short-term
At December 31, 1996                  Purchased Repurchase     Borrowings
                                           (In thousands, except rates)
Balance                               $  29,000 $  47,672      $  79,068
Maximum indebtedness at
   any month end                         46,433    56,325        249,035
Average balance during year              26,485    46,402         73,706
Average rate paid for the year             5.72%     5.45%          4.59%
Average rate on period end balance         7.26      5.42           5.44

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company's investment portfolio.
Included in the above borrowings is a $53,603,000 outstanding balance on a $60 million mortgage warehouse line of credit at Standard Mortgage Corporation (a mortgage banking subsidiary of Three Rivers Bank). This line of credit bears interest at a rate of 1.25% on the used portion for which a compensating balance is maintained and Libor plus 1.25% on the used portion for which no compensating balance is maintained. This line of credit, which expires July 1, 1999, is secured by Standard Mortgage Corporation's inventory, servicing rights, and commitments. Compensating balances held by the lender are used in determining the interest rates charged on the mortgage warehouse lines of credit and a bank note (discussed in Note #11). These balances, which are derived from customer escrow balances, amounts of collections in transit on loans serviced and corporate cash balances, can further decrease the interest rate charged on the line of credit if the compensating balance is maintained at a level greater than the used portion of the line.
These borrowing transactions range from overnight to one year in maturity. The average maturity was 62 days at the end of 1998, 80 days at the end of 1997 and 124 days at the end of 1996.

10. DEPOSITS
The following table sets forth the balance of the Company's
deposits:
At December 31                  1998           1997           1996
                                         (In thousands)
Demand:
   Non-interest bearing         $   166,701    $   146,685    $  144,314
   Interest bearing                  92,060         89,082        89,035
Savings                             167,167        174,459       196,650
Money market                        172,807        159,505       150,358
Certificates of deposit
   in denominations of
   $100,000 or more                  39,443         37,651        36,886
Other time                          538,113        532,145       521,495
Total deposits                   $1,176,291     $1,139,527    $1,138,738

Interest expense on deposits consisted of the following:
At December 31                   1998           1997          1996
                                           (In thousands)
Interest bearing demand          $     889      $      891    $      811
Savings                              2,617           3,139         3,525
Money market                         6,041           5,689         4,977
Certificates of deposit
   in denominations of
   $100,000 or more                  2,323           2,312         2,074
Other time                          29,021          30,541        30,673
Total interest expense           $  40,891       $  42,572     $  42,060

The following table sets forth the balance of other time deposits maturing in the periods presented:
Year
     (In thousands)
1999         $365,325
2000           85,549
2001           34,517
2002           11,722
2003 and after 41,000

11. ADVANCES FROM FEDERAL HOME LOAN BANK, Guaranteed Junior SUBORDINATED Deferrable Interest debentures and long-term debt Advances from the Federal Home Loan Bank:
Advances from the Federal Home Loan Bank consist of the
following:
At December 31, 1998
                                     Weighted
Maturing                             Average Yield  Balance
                                                    (In thousands)
1999                                 5.34%          $ 221,260
2000                                 6.15               3,755
2001                                 8.22              10,126
2002                                 5.72             258,500
2003                                 5.11             218,750
2004 and after                       4.66              40,000
Total advances                                      $ 752,391

At December 31, 1997
                                     Weighted
Maturing                             Average Yield  Balance
                                                    (In thousands)
1998                                 5.47%          $ 630,796
1999                                 5.86             126,273
2000                                 6.15               3,750
2001                                 8.22              10,126
2002                                 7.06               8,500
2003 and after                       6.61               3,750
Total advances                                      $ 783,195

Total Federal Home Loan Bank borrowings consist of $532,391,000 and $564,195,000 of term advances and $220,000,000 and
$219,000,000 of repo plus advances with maturities of less than 90 days for 1998 and 1997, respectively.
All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral to the Federal Home Loan Bank of Pittsburgh.
Guaranteed Junior Subordinated Deferrable Interest Debentures:
On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a recently formed Delaware business trust, USBANCORP Capital Trust I. The Trust Preferred Securities will mature on September 30, 2028, and are callable at par at the option of the Company after September 30, 2003.
Proceeds of the issue were invested by USBANCORP Capital Trust I in Junior Subordinated Debenures issued by USBANCORP, Inc. Net proceeds from the $34.5 million offering were used for general corporate purposes, including the repayment of debt, the repurchase of USBANCORP common stock, and investments in and advances to the Company's subsidiaries. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $1.3 million as of December 31, 1998, and are being amortized on a straight line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol "UBANP."
Under the occurrence of certain events, specifically a tax event or a capital treatment event, the Company may redeem in whole, but not in part, the Guaranteed Junior Subordinated Deferrable Interest Debentures prior to September 30, 2028. A tax event basically means that the interest paid by the Company on the subordinated debentures will no longer be deductible for federal income tax purposes. A capital treatment event means that the Trust Preferred Securities no longer qualify as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve. Proceeds from any redemption of the subordinated debentures would cause mandatory redemption of the Trust Preferred Securities.

Long-Term Debt:
The Company's long-term debt consisted of the following:
At December 31                           1998        1997
                                           (In thousands)
Bank note                                $6,563      $4,083
Collateralized mortgage obligation        2,511       3,779
Other                                       197         278
Total long-term debt                     $9,271      $8,140

The bank note payable by Standard Mortgage Corporation is a $7.5 million non-revolving commercial loan commitment which is payable monthly in fixed principal installments of $156,250 through June 25, 2002. This note replaces all previous loans incurred by Standard Mortgage Corporation of Georgia.
The collateralized mortgage obligation was issued through Community First Capital Corporation ("CFCC"), a wholly-owned, single-purpose finance subsidiary of Three Rivers Bank. In 1988, Three Rivers Bank transferred Federal Home Loan Mortgage Corporation ("FHLMC") securities with a book value of approximately $31,500,000 to CFCC which then collateralized the issuance of bonds with a par value of $27,787,000.
Scheduled maturities of long-term debt for the years subsequent to December 31, 1998, are $2,011,000 in 1999; $1,934,000 in 2000;
$1,877,000 in 2001; $938,000 in 2002; and $2,511,000 in 2003 and
thereafter.

12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS #107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, approximately 95% of its assets and liabilities are considered financial instruments. Many of the Company's financial instruments, however, lack an available trading market characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations were used by the Company for the purpose of this disclosure.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1998 and 1997, were as follows:
  Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                         1998                                1997
                         Estimated      Recorded             Estimated      Recorded
                         Fair Value     Book Balance         Fair Value     Book Balance
                                               (In thousands)
Investment securities    $1,185,563     $1,173,384           $1,128,803     $1,116,723

  Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities.

                         1998                                1997
                         Estimated      Recorded             Estimated      Recorded
                         Fair Value     Book Balance         Fair Value     Book Balance
                                                 (In thousands)
Deposits with stated
   maturities            $   540,813    $  577,556           $   574,281    $  569,795
Short-term borrowings        553,213       553,213               504,474       504,474
All other borrowings         473,563       473,357               410,304       408,582

  Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

                          1998                                 1997
                          Estimated      Recorded              Estimated      Recorded
                          Fair Value     Book Balance          Fair Value     Book Balance
                                                 (In thousands)
Deposits with no
   stated maturities      $   598,735    $  598,735            $  569,732     $   569,732

 The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, and assumed prepayment risk.

                           1998                                 1997
                           Estimated      Recorded              Estimated      Recorded
                           Fair Value     Book Balance          Fair Value     Book Balance
                                                  (In thousands)
Net loans (including
   loans held for sale)    $1,071,514     $1,066,321            $1,008,738     $989,575

Purchased and originated mortgage servicing rights have been valued by an independent third party using a methodology which incorporates a discounted after-tax cash flow of the servicing
(loan servicing fees and other related ancillary fee income less the costs of servicing the loans). This valuation also assumes current PSA prepayment speeds which are based upon industry data collected on mortgage prepayment trends. For further discussion see Note #1.
                         1998                      1997
                         Estimated   Recorded      Estimated   Recorded
                         Fair Value  Book Balance  Fair Value  Book Balance
                                         (In thousands)
Purchased and
   originated mortgage
   servicing rights      $ 16,447    $ 16,197      $ 15,657     $ 14,960

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by SFAS #107, however, management believes the relationship value of these core deposits is significant. Based upon the Company's most recent acquisitions and other limited secondary market transactions involving similar deposits, management estimates the relationship value of these funding liabilities to range between $82 million to $129 million less than their estimated fair value shown at December 31, 1998. The estimated fair value of off-balance sheet financial instruments, used for hedging purposes, is estimated by obtaining quotes from brokers. These values represent the estimated amount the Company would receive or pay, to terminate the agreements, considering current interest rates, as well as, the creditworthiness of the counterparties. At December 31, 1998, the notional value of the Company's off-balance sheet financial instruments (interest rate swaps) totalled $165 million with an estimated fair value of approximately ($869,000). There is no material difference between the notional amount and the estimated fair value of the remaining off-balance sheet items which total $214.3 million and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

Management believes that reasonable comparability of these disclosed fair values between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

13. INCOME TAXES
The provision for federal income taxes is summarized below:
Year ended December 31                   1998      1997      1996
                                              (In thousands)
Current                                  $6,023    $7,913    $6,468
Deferred                                  1,632     1,390       776
Income tax provision                     $7,655    $9,303    $7,244

The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

Year ended December 31                        1998             1997             1996
                                              Amount    Rate   Amount    Rate   Amount    Rate
                                               (In thousands, except percentages)
Tax expense based on federal statutory rate   $10,079   35.0%  $11,480   35.0%  $  9,542  35.0%
State income taxes                                 39    0.1       234    0.7        200   0.7
Tax exempt income                              (3,069) (10.7)   (3,104)  (9.5)    (3,168)(11.6)
Goodwill and acquisition related costs            469    1.6       575    1.8        578   2.1
Other                                             137    0.6       118    0.3         92   0.3
Total provision for income taxes             $  7,655   26.6% $  9,303   28.3%  $  7,244  26.5%

Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial
reporting purposes. The following table presents the impact on income tax expense of the principal timing differences and the tax effect of each:
Year ended December 31                   1998      1997      1996
                                              (In thousands)
Provision for possible loan losses       $  486    $   425   $    555
Lease accounting                            769        999        747
Accretion of discounts on securities, net   299        366        104
Investment write-downs                        -         83        230
Core deposit and mortgage servicing
   intangibles                              106       (289)      (272)
Deposit liability write-down                  -       (345)      (465)
Deferred loan fees                           82         82         82
Other, net                                 (110)        69       (205)
Total                                    $1,632     $1,390   $    776

At December 31, 1998 and 1997, deferred taxes are included in the accompanying consolidated balance sheet. The following table highlights the major components comprising the deferred tax
assets and liabilities for each of the periods presented:
At December 31                    1998           1997
                                    (In thousands)
Deferred Assets:
   Provision for loan losses      $    3,754     $   4,240
   Deferred loan fees                    409           491
   Other                                 426           603
      Total assets                     4,589         5,334
Deferred Liabilities:
   Investment security write-ups
     due to SFAS #115                 (1,307)         (976)
   Accumulated depreciation             (705)         (779)
   Accretion of discount              (2,912)       (2,613)
   Lease accounting                   (3,344)       (2,575)
   Core deposit and mortgage
     servicing intangibles            (2,248)       (2,142)
   Other                                (269)         (482)
      Total liabilities              (10,785)       (9,567)
Valuation allowance                     (325)         (325)
Net deferred liability             $  (6,521)     $ (4,558)

The change in the net deferred liability during 1998 and 1997 was attributed to the following:
At December 31                     1998           1997
                                     (In thousands)
Investment write-ups due to
   SFAS #115, charge
   to equity                       $   (331)      $(1,044)
Alternative minimum tax credit            -          (539)
Deferred provision for
   income taxes                      (1,632)       (1,390)
Net decrease                        $(1,963)      $(2,973)

14. PENSION AND PROFIT SHARING PLANS
The Company has trusteed, noncontributory defined benefit pension plans covering all employees who work at least 1,000 hours per year and who have not yet reached age 60 at their employment date. The benefits of the plans are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. The Company's funding policy has been to contribute annually an amount within the statutory range of allowable minimum and maximum actuarially determined tax-deductible contributions. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.

Pension Benefits:
At December 31                            1998      1997
                               (In thousands, except percentages)
Change in benefit obligation
Benefit obligation at beginning of year   $12,740   $11,416
Service cost                                1,128     1,009
Interest cost                                 911       814
Deferred asset gain                         1,077       528
Benefits paid                              (1,114)     (939)
Expenses paid                                 (81)      (88)
Benefit obligation at end of year         $14,661   $12,740
Change in plan assets
Fair value of plan assets at beginning
    of year                               $12,343   $10,756
Actual return on plan assets                1,376     2,009
Employer contributions                      1,799       605
Benefits paid                              (1,114)     (939)
Expenses paid                                 (81)      (88)
Fair value of plan assets at end of year  $14,323   $12,343
Funded status of the plan
     (underfunded)                        $    (338) $   (397)
Unrecognized transition asset                  (232)     (246)
Unrecognized prior service cost                 140       167
Unrecognized actuarial loss (gain)              176      (558)
Accrued benefit cost                       $   (254) $ (1,034)
Components of net periodic benefit cost
Service cost                               $  1,128  $  1,009
Interest cost                                   911       814
Expected return on plan assets               (1,033)     (871)
Amortization of prior year service cost         (14)      (14)
Amortization of transition asset                 27        27
Net periodic benefit cost                  $  1,019  $    965
Weighted-average assumptions
Discount rate                                  6.75%     7.00%
Expected return on plan assets                 8.00      8.00
Rate of compensation increase                  3.50      3.50

In addition, U.S. Bank has a trusteed, deferred profit sharing plan with contributions made by U.S. Bank based upon income as defined by the plan. All employees of U.S. Bank and the Company who work over 1,000 hours per year participate in the plan beginning on January 1 following six months of service.
Contributions to this profit sharing plan were $1,010,000 in 1998 and $899,000 in 1997. Plan assets are primarily debt securities
(including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.
Three Rivers Bank also has a trusteed 401(k) plan with contributions made by Three Rivers Bank matching those by eligible employees up to a maximum of 50% of the first 6% of their annual salary. All employees of Three Rivers Bank who work over 1,000 hours per year are eligible to participate in the plan on January 1 following six months of service. Three Rivers Bank's contribution to this 410(k) plan was $199,000 in 1998 and $184,000 in 1997.
Except for the above pension benefits, the Company has no significant additional exposure for any other post-retirement benefits.

15. LEASE COMMITMENTS
The Company's obligation for future minimum lease payments on operating leases at December 31, 1998, is as follows:
Year Future Minimum Lease Payments
                              (In thousands)
1999                              $2,132
2000                               1,440
2001                               1,104
2002                                 878
2003 and thereafter (in total)     1,237

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.
Rent expense included in total non-interest expense amounted to $868,000, $782,000 and $672,000, in 1998, 1997, and 1996,
respectively.

16. COMMITMENTS AND CONTINGENT LIABILITIES
The Company's banking subsidiaries incur off-balance sheet risks in the normal course of business in order to meet the financing needs of their customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.
Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
The banking subsidiaries evaluate each customer's creditworthiness on a case-by-case basis. Collateral which secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, and fixed assets.
Standby letters of credit are conditional commitments issued by the banking subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financings, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Letters of credit are issued both on an unsecured and secured basis. Collateral securing these types of transactions is similar to collateral securing the subsidiary banks' commercial loans.
The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The banking subsidiaries use the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had outstanding various commitments to extend credit approximating $234,298,000 and standby letters of credit of $15,404,000 as of December 31, 1998.
Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company's consolidated financial position or results of operation.

17. STOCK Compensation plans
In 1991, the Company's Board of Directors adopted an Incentive
Stock Option Plan authorizing the grant of options covering
384,000 shares of common stock. In April 1995 and in April 1998, the Company amended the Plan to increase the number of shares available for issuance thereunder which presently stands at 1,455,000 shares. Under the Plan, options can be granted (the
"Grant Date") to employees with executive, managerial, technical, or professional responsibility, as selected by a committee of the Board of Directors. The Company accounts for this Plan under APB
Opinion #25, "Accounting for Stock Issued to Employees." The option price at which a stock option may be exercised shall be not less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, under the Plan on or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised.
On or after the third anniversary of the Grant Date, the remainder of the options may be exercised. In December 1997, the Company issued 84,000 options to certain executive officers under a long-term performance based stock option program. Under the program, these options will vest after three years only if specific financial performance goals are achieved. The purpose of this program is to encourage financial performance at a level which is significantly above average within the industry.
Had compensation cost for these plans been determined consistent with SFAS #123, "Accounting for Stock-Based Compensation," the
Company's net income and earnings per share would have been reduced to the following pro forma amounts:

At December 31                  1998      1997      1996
                         (In thousands, except per share data)
Net income:
   As reported                  $21,144   $23,497   $20,019
   Pro forma                     20,468    23,285    19,810
Basic earnings per share:
   As reported                  $   1.51  $   1.56  $    1.28
   Pro forma                        1.46      1.55       1.27
Diluted earnings per share:
   As reported                  $   1.48  $   1.54  $    1.28
   Pro forma                        1.44      1.52       1.26

Because SFAS #123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.
A summary of the status of the Company's Stock Option Plan at December 31, 1998, 1997, and 1996, and changes during the years then ended is presented in the table and narrative following:

Year ended December 31               1998                1997                1996
                                               Weighted            Weighted            Weighted
                                               Average             Average             Average
                                               Exercise            Exercise            Exercise
                                     Shares    Price     Shares    Price     Shares    Price
Outstanding at beginning of year     559,038   $11.35    525,774   $  9.37   317,463   $  8.11
   Granted                            15,600    26.30     88,500     21.13   234,000     10.85
   Exercised                         (70,232)    8.35    (55,236)     8.18   (25,689)     7.62
   Forfeited                         (58,503)   20.89          -         -         -         -
Outstanding at end of year           445,903    11.09     559,038    11.35   525,774      9.37
Exercisable at end of year           349,303    10.44     272,997     8.90   162,840      7.76
Weighted average fair value
   of options granted since 1-1-95    $7.86                $8.88               $6.99

A total of 349,303 of the 445,903 options outstanding at December 31, 1998, have exercise prices between $5.75 and $21.50, with a weighted average exercise price of $10.44 and a weighted average remaining contractual life of 6.5 years. All of these options are exercisable. The remaining 96,600 options have exercise prices between $10.85 and $26.65, with a weighted average exercise price of $13.46 and a weighted average remaining contractual life of
7.5 years.
During 1998 two option grants totalling 15,600 shares were issued, in 1997 two option grants totalling 88,500 shares were issued, compared to one option grant totalling 234,000 shares in 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997, and 1996, respectively: risk-free interest rates of 5.53% and 5.43% for 1998 options, 6.49% and 5.92% for 1997 options, and 5.49% for the 1996 options; expected dividend yields of 2.50% for 1998 options, 3.25% and 2.25% for 1997 options, and 3.25% for the 1996 options: expected lives of 7.0 years for all the 1998, 1997, and 1996 options; expected volatility of 18.81% and 18.85% for 1998 options, 20.96% and 18.31% for 1997 options, and 21.28% for the 1996 options.
In January 1998, the Company granted restricted stock awards for a total of 16,500 shares to certain executive officers. The restricted stock grants will accumulate dividends and vest at the rate of one-third of the total balance in January 1999, one-half of the remaining balance in January 2000 and the remaining balance in January 2001. The recipients must continue employment through the vesting period to be eligible for each successive award. The expense associated with these restricted stock awards is included in compensation expense.

18. DIVIDEND REINVESTMENT PLAN
The Company's Dividend Reinvestment and Common Stock Purchase Plan provides each record holder of Common Stock with a simple and convenient method of purchasing additional shares without payment of any brokerage commissions, service charges or other similar expense. A participant in the Plan may purchase shares of Common Stock by electing either to (1) reinvest dividends on all of his or her shares of Common Stock or (2) make optional cash payments of not less than $10 and up to a maximum of $2,000 per month and continue to receive regular dividend payments on his or her other shares. Participants who enroll to reinvest dividends may also make optional cash payments of not less than $10 and up to a maximum of $2,000 per month. A participant may withdraw from the Plan at any time.
In the case of purchases from USBANCORP, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At December 31, 1998, the Company had 789,144 unissued reserved shares available under the Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Plan in the market for the relevant investment date.

19. SHAREHOLDER RIGHTS PLAN
Each share of the Company's Common Stock had attached to it one right (a "Right") issued pursuant to a Shareholder Protection Rights Agreement, dated November 10, 1989 (the "Rights Agreement"). Each Right entitled a holder to buy one-tenth of a share of the Company's Series B Preferred Stock at a price of $13.33, subject to adjustment (the "Exercise Price"). The Rights became exercisable if a person, group, or other entity acquired or announced a tender offer for 20% or more of the Company's Common Stock. They could also have been exercised if a person or group who had become a beneficial owner of at least 10% of the Company's Common Stock was declared by the Board of Directors to be an "adverse person" (as defined in the Rights Agreement). Under the Rights Agreement, any person, group, or entity would be deemed a beneficial owner of the Company's Common Stock if such person, group, or entity would be deemed to beneficially own the Company's Common Stock under the rules of the Securities and Exchange Commission which generally require that such person, group, or entity have, or have the right to acquire within sixty days, voting or dispositive power of the Company's Common Stock; provided, however, that the Rights Agreement excluded from the definition of beneficial owner, holders of revocable proxies, employee benefit plans of the Company or its subsidiaries and the Trust Company. After the Rights became exercisable, the Rights (other than rights held by a 20% beneficial owner or an "adverse person") would entitle the holders to purchase, under certain circumstances, either the Company's Common Stock or common stock of the potential acquirer having a value equal to twice the Exercise Price. The Company was generally entitled to redeem the Rights at $0.0033 per Right at any time until the twentieth business day following public announcement that a 20% position had been acquired or the Board of Directors had designated a holder of the Company's Common Stock an adverse person. The Rights Agreement expired on November 10, 1994.
On February 24, 1995, the Company's Board of Directors adopted a Shareholder Rights Plan which is substantially similar to and replaces the previous Rights Agreement which expired on November 10, 1994. The only significant difference from the previous Rights Agreement is that under the new plan each right will initially entitle shareholders to buy one unit of a newly authorized series of junior participating preferred stock at an exercise price of $21.67. The rights attached to shares of USBANCORP Common Stock outstanding on March 15, 1995, and will expire in ten years.

20. GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $13.8 million of goodwill and $4.9 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 Johnstown Savings Bank acquisition. Additionally in 1998, the Company acquired two National City Branch offices in Allegheny County with $27 million in deposits. The Company paid a 7% deposit premium or $1.9 million to assume these deposit liabilities.
The Company is amortizing core deposit intangibles over periods ranging from five to ten years while goodwill is being amortized over a 15 year life. The straight-line method of amortization is being used for both of these categories of intangibles. The amortization expense of these intangible assets reduced 1998 diluted earnings per share by $0.15. It is important to note that this intangible amortization expense is not a future cash outflow. The following table reflects the future amortization expense of the intangible assets:
Year Expense
     (In thousands)
1999         $  2,250
2000            2,139
2001            2,100
2002            2,100
2003 and after 10,108

A reconciliation of the Company's intangible asset balances for 1998 and 1997 is as follows:
At December 31                          1998      1997
                                        (In thousands)
Balance January 1                       $19,122   $21,478
Additions due to branch acquisitions      1,883         -
Amortization expense                     (2,308)   (2,356)
Balance December 31                     $18,697   $19,122

Goodwill and other intangible assets are reviewed for possible impairment at a minimum annually, or more frequently, if events or changed circumstances may affect the underlying basis of the asset. The Company uses an estimate of the subsidiary bank's undiscounted future earnings over the remaining life of the goodwill and other intangibles in measuring whether these assets are recoverable.

21. OFF-BALANCE SHEET HEDGE INSTRUMENTS
The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. A summary of the Company's off-balance sheet derivative transactions are as follows:
Borrowed Funds Hedges:
The Company had entered into several interest rate swaps to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and one year are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to three years. Under these swap agreements, the Company pays a fixed-rate of interest and receives a floating-rate which resets either monthly, quarterly, or annually. The following table summarizes the interest rate swap transactions which impacted the Company's 1998 performance:

                                           Fixed     Floating             Impact
     Notional       Start     Termination  Rate      Rate      Repricing  On Interest
     Amount         Date      Date         Paid      Received  Frequency  Expense
   $ 40,000,000     3-17-97   3-15-99      6.19%     5.60%     Monthly    $228,213
     50,000,000     5-08-97   5-10-99      6.20      5.59      Annually    305,626
     25,000,000     6-20-97   6-20-99      5.96      5.36      Monthly     152,167
     50,000,000     9-25-97   9-25-99      5.80      5.36      Monthly     225,450
   $165,000,000                                                           $911,456

The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include Mellon Bank and First Union) in the interest rate swap agreements is remote.
The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate caps or floors outstanding at any time during the years ended December 31, 1998, or December 31, 1997.

22. SEGMENT RESULTS
The financial performance of USBANCORP is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. USBANCORP's major business units include community banking, mortgage banking, trust, and investment/parent. The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measures the Company focuses on for each business segment are net income and risk-adjusted return on equity.
The contribution of the major business segments to the consolidated results for the past two years is summarized in the following table:

                         Community Banking    Mortgage Banking       Trust             Investment/Parent            Total
Year ended December 31     1998         1997     1998    1997    1998     1997         1998         1997        1998        1997
                                                          (In thousands, except ratios)
Net interest income $    49,566 $     48,784 $  1,448 $ 1,427 $   (64) $   (31) $     13,680 $     16,521 $    64,630 $     66,701
Non-interest income      10,119        8,944    6,572   6,299   4,444    4,022         2,554          938      23,689       20,203
Non-interest expense     46,046       42,642    7,599   5,631   3,340    3,022         2,535        2,809      59,520       54,104
Income before income
    taxes                13,639       15,086      421   2,095   1,040      969        13,699       14,650      28,799       32,800
Income taxes              3,743        4,198      169     810     249      245         3,494        4,050       7,655        9,303
Net Income          $     9,896 $     10,888 $    252 $ 1,285 $   791  $   724  $     10,205 $     10,600 $    21,144  $    23,497
Average common
    equity          $    85,575 $     88,116 $  9,074 $ 9,762 $ 2,987  $ 2,945  $     52,028 $     55,808 $  149,664   $   156,631
Risk-adjusted return
    on equity             11.6%         12.4%    2.8%   13.2%   26.5%     24.6%       19.6%        19.0%       14.1%         15.0%
Total assets        $1,128,625  $1,081,472   $77,187   $39,342 $1,636    $1,573 $ 1,169,633  $ 1,116,723   $ 2,377,081
     $2,239,110

Community banking includes the deposit-gathering branch franchise along with lending to both individuals and businesses. Lending activities include commercial and commercial real-estate loans, residential mortgage loans, direct consumer loans and credit cards. Mortgage banking includes the servicing of mortgage loans and the origination of residential mortgage loans through a wholesale broker network. The trust segment has two primary business divisions, institutional trust and personal trust. Institutional trust products and services include 401(k) plans, defined benefit and defined contribution employee benefit plans, individual retirement accounts, and collective investment funds for trade union pension plans. Personal trust products and services include personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management.

23. CAPITAL
The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 1998, the Company meets all capital adequacy requirements to which it is subject. As of December 31, 1998 and 1997, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's classification category.

                                                                                 To Be Well
                                                                                 Capitalized Under
                                                             For Capital         Prompt Corrective
As of December 31, 1998                       Actual         Adequacy Purposes   Action Provisions
                                         Amount    Ratio     Amount    Ratio     Amount    Ratio
                                                             (In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
   Consolidated                          $164,219  14.52%    $90,472   8.00%     $113,090  10.00%
   U.S. Bank                               92,039  15.33      48,018   8.00        60,023  10.00
   Three Rivers Bank                       73,027  13.84      42,199   8.00        52,749  10.00
Tier 1 Capital (to Risk Weighted Assets)
   Consolidated                           153,494  13.57      45,236   4.00        67,854   6.00
   U.S. Bank                               87,418  14.56      24,009   4.00        36,014   6.00
   Three Rivers Bank                       66,923  12.69      21,100   4.00        31,649   6.00
Tier 1 Capital (to Average Assets)
   Consolidated                           153,494   6.62      92,680   4.00       115,850   5.00
   U.S. Bank                               87,418   6.85      51,060   4.00        63,825   5.00
   Three Rivers Bank                       66,923   6.47      41,377   4.00        51,721   5.00


                                                                                  To Be Well
                                                                                  Capitalized Under
                                                              For Capital         Prompt Corrective
As of December 31, 1997                   Actual              Adequacy Purposes   Action Provisions
                                          Amount    Ratio     Amount    Ratio     Amount    Ratio
                                                              (In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
   Consolidated                           $147,883  14.12%    $83,796   8.00%     $104,745  10.00%
   U.S. Bank                                87,625  15.77      44,422   8.00        55,552  10.00
   Three Rivers Bank                        65,581  13.37      39,248   8.00        49,060  10.00
Tier 1 Capital (to Risk Weighted Assets)
   Consolidated                            135,770  12.96      41,898   4.00        62,847  6.00
   U.S. Bank                                81,518  14.67      22,221   4.00        33,331  6.00
   Three Rivers Bank                        59,575  12.14      19,624   4.00        29,436  6.00
Tier 1 Capital (to Average Assets)
   Consolidated                            135,770   6.25      86,882   4.00       108,603  5.00
   U.S. Bank                                81,518   6.74      48,349   4.00        60,436  5.00
   Three Rivers Bank                        59,575   6.21      38,366   4.00        47,958  5.00

24. Pending BRANCH ACQUISITION
On October 14, 1998, USBANCORP, Inc., and First Western Bancorp, Inc. ("First Western"), entered into an agreement for USBANCORP to purchase three branch offices in western Pennsylvania from First Western in exchange for cash and one branch office from USBANCORP. USBANCORP's U.S. Bank subsidiary will acquire the Ebensburg and Barnesboro Offices of First Western which are located in Cambria County. USBANCORP's Three Rivers Bank subsidiary will acquire the Kiski Valley Office of First Western located in Westmoreland County in exchange for Three Rivers Bank's Moon Township Office which is located in Allegheny County. On a net basis, USBANCORP will acquire $92 million in deposits, $11 million in consumer loans and the related fixed assets, leases, safe deposit box business and other agreements at the branch offices. The cash purchase is expected to be completed in the first quarter of 1999. The Company will pay a core deposit premium of approximately ten percent for the acquired deposits and purchase the consumer loans and fixed assets at book value.

25. PARENT COMPANY FINANCIAL INFORMATION
The Parent Company functions primarily as a coordinating and servicing unit for all subsidiary entities. Provided services include general management, credit policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning. The following financial information relates only to the Parent Company operations:

BALANCE SHEET
At December 31                             1998           1997
                                             (In thousands)
ASSETS
Cash and cash equivalents                  $      295     $      582
Equity investment in banking subsidiaries     177,274        163,822
Equity investment in non-banking
   subsidiaries                                 2,612          2,632
Guaranteed junior subordinated
   deferrable interest debenture
   issuance costs                               1,328              -
Other assets                                      991            727
TOTAL ASSETS                                $ 182,500      $ 167,763
LIABILITIES
Short-term borrowings                       $   4,800      $   7,600
Guaranteed junior subordinated
   deferrable interest debentures              34,500              -
Other liabilities                               1,320          1,818
TOTAL LIABILITIES                              40,620          9,418
STOCKHOLDERS' EQUITY
Total stockholders' equity                    141,880        158,345
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $ 182,500      $ 167,763

STATEMENT OF INCOME
Year ended December 31                   1998      1997      1996
                                              (In thousands)
INCOME
Inter-entity management fees             $  3,961  $  3,867  $  3,817
Dividends from subsidiaries                16,819    19,601    15,491
Interest and dividend income                   68        15        13
Total Income                               20,848    23,483    19,321
EXPENSE
Interest expense                            2,348       680       676
Salaries and employee benefits              2,796     2,793     2,753
Other expense                               1,462     1,642     1,522
Total Expense                               6,606     5,115     4,951
INCOME BEFORE
   INCOME TAXES
   AND EQUITY IN
   UNDISTRIBUTED INCOME
   OF SUBSIDIARIES                         14,242    18,368    14,370
   Provision for income taxes                 979       522       484
   Equity in undistributed
      income of subsidiaries                5,967     4,667     5,271
NET INCOME                                $21,188   $23,557   $20,125

STATEMENT OF CASH FLOWS
Year ended December 31                    1998      1997      1996
                                               (In thousands)
OPERATING ACTIVITIES
Net income                                $21,188   $23,557   $20,125
Adjustment to reconcile net
   income to net cash provided
   by operating activities:
      Equity in undistributed
         income of subsidiaries            (5,967)   (4,667)   (5,271)
Net cash provided by operating
   activities                              15,221    18,890    14,854
INVESTING AND
   FINANCING ACTIVITIES
Common stock cash dividends paid          (10,638)   (9,318)   (4,522)
Proceeds from issuance of
   common stock                               534       453       188
Guaranteed junior subordinated
   deferrable interest debentures, net
   of expenses                             33,172         -         -
Guaranteed junior subordinated
   deferrable interest debentures
   dividends paid                          (1,944)        -         -
Purchases of treasury stock               (30,346)  (11,637)   (8,531)
Net (decrease)increase
   in borrowings                           (2,800)    2,800    (1,800)
Investment in subsidiaries                 (7,000)     (600)        -
Other - net                                 3,514       (34)     (475)
Net cash used by investing and
   financing activities                   (15,508)  (18,336)  (15,140)
NET (DECREASE) INCREASE IN
   CASH EQUIVALENTS                          (287)      554      (286)
CASH EQUIVALENTS AT
   JANUARY 1                                  582        28       314
CASH EQUIVALENTS AT
   DECEMBER 31                           $    295  $    582  $     28

The ability of subsidiary banks to upstream cash to the Parent Company is restricted by regulations. Federal law prevents the Parent Company from borrowing from its subsidiary banks unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary banks' capital and surplus. In addition, the subsidiary banks are subject to legal limitations on the amount of dividends that can be paid to their shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the Parent Company by the subsidiary banks as an inter-entity management fee. At December 31, 1998, the subsidiary banks were permitted to upstream an additional $16,881,000 in cash dividends to the Parent Company. The subsidiary banks also had a combined $152,830,000 of restricted surplus and retained earnings at December 31, 1998.
The Parent Company renewed a $17 million unsecured line of credit on December 21, 1998. This line of credit is subject to annual review on October 30, 1999, and replaces the previous agreement which matured in December 1997. Future drawdowns on this line would be either at an "As Offered Rate" or at a "Euro-Rate" Option, a rate equal to the LIBOR plus one hundred fifty (150) basis points (1 1/2%) per annum. The Parent Company had available at December 31, 1998, $12.2 million of this total $17.0 million credit line.

STATEMENT OF MANAGEMENT RESPONSIBILITY
January 22, 1999
To the Stockholders and
Board of Directors of
USBANCORP, Inc.
Management of USBANCORP, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the "Annual Report and Form 10-K" in accordance with generally accepted accounting principles and are responsible for its accuracy.
In meeting its responsibility, management relies on internal accounting and related control systems, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities, and programs of internal audit. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any internal control system.
Management also recognizes its responsibility to foster a climate in which Company affairs are conducted with the highest ethical standards. The Company's Code of Conduct, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of proprietary information, and other items. There is an ongoing program to assess compliance with these policies.
The Audit Committee of the Company's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent public accountants to discuss audit, financial reporting, and related matters. Arthur Andersen LLP and the Company's internal auditors have direct access to the Audit Committee.

/s/Terry K. Dunkle     /s/Jeffrey A. Stopko
Terry K. Dunkle        Jeffrey A. Stopko
Chairman,              Senior Vice President &
President & CEO        Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Arthur Andersen LLP
2100 One PPG Place
Pittsburgh PA 15222-5498
To the Stockholders and Board of Directors of USBANCORP, Inc.:
We have audited the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USBANCORP, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/Arthur Andersen LLP

Pittsburgh, Pennsylvania
January 22, 1999

USBANCORP, INC.

management's discussion and analysis

This page left intentionally blank.

Common Stock
USBANCORP's Common Stock is traded on the NASDAQ National Market System under the symbol "UBAN." The following table sets forth the high and low closing prices and the cash dividends declared per share for the periods indicated:
                                 CLOSING PRICES      Cash Dividends
                                 High      Low       Declared
Year ended December 31, 1998:
   First Quarter                 $25.71    $20.50    $ 0.12
   Second Quarter                 27.50     25.77      0.14
   Third Quarter                  26.67     19.00      0.14
   Fourth Quarter                 21.00     14.38      0.20
Year ended December 31, 1997:
   First Quarter                 $16.42    $13.92    $ 0.10
   Second Quarter                 18.17     15.96      0.11
   Third Quarter                  21.83     17.58      0.12
   Fourth Quarter                 24.33     20.92      0.20

SELECTED TEN-YEAR CONSOLIDATED FINANCIAL DATA

At or for the year ended December 31                      1998           1997           1996
                               (Dollars in thousands, except per share data and ratios)
Summary of Income Statement Data:
Total interest income                                     $   158,958    $   154,788    $  137,333
Total interest expense                                         93,728         87,929        76,195
Net interest income                                            65,230         66,859        61,138
   Provision for loan losses                                      600            158            90
Net interest income after provision for loan losses            64,630         66,701        61,048
Total non-interest income                                      23,689         20,203        18,689
Total non-interest expense                                     59,520         54,104        52,474
Income before income taxes, extraordinary item and
  cumulative effect of change in accounting principle          28,799         32,800        27,263
   Provision for income taxes                                   7,655          9,303         7,244
Income before  extraordinary  item, cumulative effect of
  change in accounting principle                               21,144         23,497        20,019
   Extraordinary item - utilization of tax loss carry forward       -              -             -
   Cumulative effect of change in accounting principle              -              -             -
Net income                                               $     21,144   $     23,497   $    20,019
Net income applicable to common stock                    $     21,144   $     23,497   $    20,019
Per Common Share Data:<F1>
Basic earnings per share                                 $       1.51   $       1.56   $      1.28
Diluted earnings per share                                       1.48           1.54          1.28
Cash dividends declared                                          0.60           0.53          0.46
Book value at period end                                        10.48          10.77          9.97
Balance Sheet and Other Data:
Total assets                                              $ 2,377,081    $ 2,239,110   $ 2,087,112
Loans and loans held for sale, net of unearned income       1,066,321        989,575       939,726
Allowance for loan losses                                      10,725         12,113        13,329
Investment securities available for sale                      661,491        580,115       455,890
Investment securities held to maturity                        508,142        536,608       546,318
Deposits                                                    1,176,291      1,139,527     1,138,738
Total borrowings                                            1,026,570        913,056       770,102
Stockholders' equity                                          141,670        158,180       151,917
Full-time equivalent employees                                    762            765           759
Selected Financial Ratios:
Return on average total equity                                  14.13%         15.00%        13.36%
Return on average assets                                         0.93           1.09          1.03
Loans and loans held for sale, net of unearned income,
   as a percent of deposits, at period end                      87.09          86.84         82.52
Ratio of average total equity to average assets                  6.58           7.28          7.69
Common stock cash dividends as a percent of
   net income applicable to common stock                        41.00          34.00         35.28
Common and preferred stock cash dividends as a
   percent of net income                                        41.00          34.00         35.28
Interest rate spread                                             2.58           2.97          3.06
Net interest margin                                              3.17           3.43          3.52
Allowance for loan losses as a percentage of
   loans and loans held for sale, net of unearned income,
   at period end                                                 1.01           1.22          1.42
Non-performing assets as a percentage of loans and loans held
   for sale and other real estate owned, at period end           0.77           0.89          0.92
Net charge-offs as a percentage of average loans and
   loans held for sale                                           0.19           0.14          0.20
Ratio of earnings to fixed charges and preferred dividends:<F2>
   Excluding interest on deposits                                1.54x          1.72x         1.79x
   Including interest on deposits                                1.31           1.37          1.36
One year GAP ratio, at period end                                1.03           0.88          0.79
<F1> All per share and share data have been adjusted to reflect a
3 for 1 stock  split in the form of a 200% stock dividend that was distributed on July 31, 1998, to shareholders of record on July 16, 1998.
<F2> The ratio of earnings to fixed charges and preferred
dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed
charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

SELECTED TEN-YEAR CONSOLIDATED FINANCIAL DATA (con't.)

     1995           1994           1993           1992             1991      1990      1989
              (Dollars in thousands, except per share data and ratios)
     $   129,715    $   102,811    $     85,735   $     82,790     $  66,446 $  70,469 $     69,237
          73,568         46,993          36,250         38,349        33,538    38,763       39,138
          56,147         55,818          49,485         44,441        32,908    31,706       30,099
             285         (2,765)          2,400          2,216           900       915          945
          55,862         58,583          47,085         42,225        32,008    30,791       29,154
          16,543          8,187          10,150          8,346         6,035     5,340        5,391
          50,557         49,519          40,715         36,248        28,862    27,198       27,783

          21,848         17,251          16,520         14,323         9,181     8,933        6,762
           6,045          5,931           5,484          5,440         2,873     2,745        1,957

          15,803         11,320          11,036          8,883         6,308     6,188        4,805
               -              -               -              -         1,004     1,474        1,711
               -              -           1,452              -             -         -            -
    $     15,803   $     11,320    $     12,488   $      8,883     $   7,312 $   7,662 $      6,516
    $     15,803   $     11,320    $     12,385   $      7,710     $   6,139 $   6,489 $      5,343

    $       0.96   $       0.73    $       0.93   $       0.89     $    0.80 $    0.85 $       0.70
            0.96           0.73            0.91           0.84          0.76      0.80         0.69
            0.35           0.32            0.29           0.25          0.18      0.05            -
            9.45           8.19            8.22           7.69          7.24      6.62         5.81

     $ 1,885,372    $ 1,788,890     $ 1,241,521    $ 1,139,855     $ 784,036 $ 774,403 $    751,228
         834,634        868,004         727,186        648,915       430,151   445,814      446,046
          14,914         15,590          15,260         13,752        13,003    12,470       12,315
         427,112        259,462         428,712        366,888             -         -            -
         463,951        524,638               -              -       289,772   235,722      195,978
       1,177,858      1,196,246       1,048,866        997,591       676,698   674,176      658,817
         534,182        432,735          60,322         48,461        27,564    26,573       23,783
         150,492        137,136         116,615         82,971        70,023    65,050       58,827
             742            780             665            644           523       535          556

           11.03%          8.92%          11.46%         11.41%        10.88%    12.38%       11.67%
            0.87           0.75            1.03           0.85          0.96      1.01         0.88

           70.86          72.56           69.33          65.05         63.57     66.13        67.70
            7.85           8.39            8.96           7.48          8.85      8.18         7.53

           36.43          44.57           32.28          28.16         22.94      5.90            -

           36.43          44.57           32.84          37.64         35.30     20.31        18.00
            2.94           3.47            3.72           3.93          3.69      3.46         3.23
            3.45           4.03            4.34           4.58          4.69      4.56         4.35

            1.79           1.80            2.10           2.12          3.02      2.80         2.76

            1.13           0.91            0.89           1.58          1.10      0.87         0.94
            0.08           0.04            0.13           0.58          0.08      0.17         0.28

            1.77x          2.34x           5.26x          4.05x         4.54x     3.87x        3.17x
            1.30           1.37            1.45           1.36          1.26      1.22         1.17
            0.86           0.79            1.10           1.14          1.06      0.97         1.00

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA
The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company. All per share and share data have been adjusted to reflect a 3 for 1 stock split effected in the form of a 200% stock dividend that was distributed on July 31, 1998, to shareholders of record on July 16, 1998.

1998 Quarter Ended                         Dec. 31<F1>    Sept. 30    June 30    March 31
                                                (In thousands, except per share data)
Interest income                            $39,883        $40,252     $39,131    $39,692
Non-interest income                          5,743          6,227       6,351      5,368
Total operating income                      45,626         46,479      45,482     45,060
Interest expense                            24,076         24,053      22,768     22,831
   Provision for loan losses                   150            150         150        150
Non-interest expense                        15,481         15,080      14,707     14,252
Income before income taxes                   5,919          7,196       7,857      7,827
   Provision for income taxes                1,507          1,896       2,120      2,132
Net income                                $  4,412       $  5,300    $  5,737   $  5,695
Basic earnings per share                  $   0.32       $   0.39    $   0.41   $   0.39
Diluted earnings per share                    0.32           0.38        0.40       0.38
Cash dividends declared per common share      0.20           0.14        0.14       0.12

1997 Quarter Ended                         Dec. 31<F1>   Sept. 30    June 30    March 31
                                                (In thousands, except per share data)
Interest income                            $39,196       $39,284     $38,870    $37,438
Non-interest income                          5,629         5,151       4,800      4,623
Total operating income                      44,825        44,435      43,670     42,061
Interest expense                            22,594        22,401      22,001     20,933
   Provision for loan losses                    90            23          22         23
Non-interest expense                        13,817        13,624      13,457     13,206
Income before income taxes                   8,324         8,387       8,190      7,899
   Provision for income taxes                2,352         2,370       2,350      2,231
Net income                                $  5,972      $  6,017    $  5,840   $  5,668
Basic earnings per share                  $   0.40      $   0.40    $   0.39   $   0.37
Diluted earnings per share                    0.40          0.39        0.38       0.37
Cash dividends declared per common share      0.20          0.12        0.11       0.10
<F1> The Company's Board of Directors approved a special dividend of
$0.06 and $0.08 per share in December 1998 and 1997,
respectively.

The following discussion and analysis of financial condition and results of operations of USBANCORP should be read in conjunction with the consolidated financial statements of USBANCORP, including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1998, 1997, AND 1996

PERFORMANCE OVERVIEW...The Company's net income for 1998 was $21.1 million or $1.48 on a diluted per share basis compared to net income of $23.5 million or $1.54 per diluted share for 1997 and net income of $20.0 million or $1.28 per diluted share for 1996. When 1998 is compared to 1997, the Company's diluted earnings per share decreased by $0.06 or 3.9% while net income dropped by $2.4 million or 10.0%. When 1997 is compared to 1996, the Company's net income increased by $3.5 million or 17.4% while diluted earnings per share increased by $0.26 or 20.4%. The Company's return on equity averaged 14.13% for 1998 compared to 15.0% for 1997 and 13.36% for 1996.
Compression in the Company's net interest margin and a higher level of non-interest expense offset the benefit of an increased amount of non-interest income to cause the drop in earnings in 1998. Specifically, total non-interest income increased by $3.5 million or 17.3% while net interest income declined by $1.6 million or 2.4% from the prior year. This net $1.9 million increase in total revenue was more than offset by higher non-interest expense and an increase in the provision for loan losses. Total non-interest expense was $5.4 million or 10.0% higher in 1998 while the provision for loan losses increased by $442,000. The Company's earnings per share, however, were enhanced by the repurchase of its common stock because there were
1.0 million fewer average diluted shares outstanding in 1998. When 1997 is compared to 1996, the 20.4% growth in diluted earnings per share was due to a combination of increased revenue generated from its core businesses and effective capital management strategies. Specifically, net interest income increased by $5.7 million or 9.4% while total non-interest income grew by $1.5 million or 8.1%. This increased revenue more than offset higher non-interest expense which partially resulted from the start-up costs of several new strategic initiatives which were designed to further diversify the Company's revenue stream in future years. These new strategic initiatives include the selling of annuities, mutual funds and insurance, the formation of a subsidiary which offers investment and asset/liability management services to smaller financial institutions, the establishment of the first full-service mobile bank branch in Western Pennsylvania, and the opening of two loan production offices. Overall, total non-interest expense was $1.6 million or 3.1% higher in 1997. The Company's earnings per share were also enhanced by the repurchase of its common stock as there were 420,000 fewer average diluted shares outstanding in 1997 than in 1996. Note also that a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF") amounted to $1.9 million on a pre-tax basis and reduced diluted earnings per share by $0.09 in 1996.

The following table summarizes some of the Company's key performance indicators for each of the past three years.

Year ended December 31                       1998      1997      1996
                          (In thousands, except per share data and ratios)
Net income                                   $21,144   $23,497   $20,019
Diluted earnings per share                      1.48      1.54      1.28
Return on average assets                        0.93%     1.09%     1.03%
Return on average equity                       14.13     15.00     13.36
Average diluted common shares outstanding     14,258    15,274    15,695

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
Year ended December 31                 1998      1997      1996
                                     (In thousands, except ratios)
Interest income                        $158,958  $154,788  $137,333
Interest expense                         93,728    87,929    76,195
Net interest income                      65,230    66,859    61,138
Tax-equivalent adjustment                 2,876     2,939     2,954
Net tax-equivalent interest income    $  68,106  $ 69,798  $ 64,092
Net interest margin                        3.17%     3.43%     3.52%

1998 NET INTEREST PERFORMANCE OVERVIEW...USBANCORP's net interest income on a tax-equivalent basis decreased by $1.7 million or 2.4% due to the negative impact of a 26 basis point decline in the net interest margin to 3.17%. The drop in the net interest margin reflects a 22 basis point decline in the earning asset yield due primarily to accelerated mortgage prepayments in both the securities and loan portfolios resulting from the flat treasury yield curve and the reinvestment of these cash flows in lower yielding assets. The cost of funds increased by two basis points due in part to the interest cost associated with the $34.5 million of guaranteed junior subordinated deferrable interest debentures issued on April 30, 1998, and an increased use of borrowings to fund earning asset growth. This margin compression offset the benefits resulting from growth in the earning asset base.
Total average earning assets were $117 million higher in 1998 due primarily to a $59 million or 6.1% increase in total loans and a $59 million or 5.6% increase in investment securities. The Company was able to achieve solid loan growth in commercial loans, direct consumer loans, and residential mortgage and home equity loans in 1998. The higher level of investment securities resulted from more active buying of securities in the second half of 1998 due to expected declines in interest rates and to position the balance sheet for the inflow of deposits from the First Western Branch Acquisition which will close in February 1999. The Company expects these branch acquisitions to be accretive to earnings in 1999. The overall growth in the earning asset base was one strategy used by the Company to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to plus or minus 7.5% and net income variability to plus or minus 15% over a twelve month period. (See further discussion under Interest Rate Sensitivity).

COMPONENT CHANGES IN NET INTEREST INCOME: 1998 VERSUS 1997...Regarding the separate components of net interest income, the Company's total interest income for 1998 increased by $4.2 million or 2.7% when compared to 1997. This increase was due primarily to a $117 million or 5.8% increase in total average earning assets which caused interest income to rise by $7.8 million. This positive factor was partially offset by a 22 basis point drop in the earning asset yield to 7.56% that caused a $3.7 million reduction in interest income. Within the earning asset base, the yield on total investment securities decreased by 29 basis points to 6.65% as accelerated mortgage prepayment speeds caused increased amortization expense on mortgage-backed securities which had been purchased at a premium. The yield on the total loan portfolio declined by 15 basis points to 8.51% due to the downward repricing of floating rate assets and the reinvestment of cash received on higher yielding prepaying assets into loans with lower interest rates. These heightened prepayments reflect increased customer refinancing activity due to drops in intermediate- and long-term interest rates on the treasury yield curve in 1998. Note that the decline in the loan portfolio yield was not as significant as the drop in the investment securities portfolio yield due partially to the collection of prepayment penalties on certain commercial mortgage loan pay-offs and a favorable shift in the loan portfolio mix away from lower yielding indirect auto loans.
Continued improvement in the loan-to-deposit ratio contributed to the earning asset growth. The Company's loan-to-deposit ratio averaged 87.6% in 1998 compared to an average of 83.8% for 1997. The growth in this ratio resulted from the Company's ability to take loan market share from its competitors through strategies that emphasize convenient customer service and hard work. Other factors contributing to the loan growth were a stable economic environment and the first full year results from two loan production offices in the higher growth markets of Westmoreland and Centre Counties.
The Company's total interest expense for 1998 increased by $5.8 million or 6.6% when compared to 1997. This higher interest expense was due primarily to a $112 million increase in average interest bearing liabilities. The growth in interest bearing liabilities included the issuance of $34.5 million of 8.45% guaranteed junior subordinated deferrable interest debentures which increased interest expense by $2 million in 1998. The proceeds from this retail offering of trust preferred securities provided the Company with the necessary capital to continue to execute an active treasury stock repurchase program and complete the acquisition of two National City Branch Offices in Allegheny County with $27 million in deposits. The remainder of the interest bearing liability increase occurred in short-term borrowings and FHLB advances which were used to fund the previously mentioned earning asset growth. For 1998, the Company's total level of short-term borrowed funds and FHLB advances averaged $895 million or 39.4% of total assets compared to an average of $806 million or 37.4% of total assets for 1997. These borrowed funds had an average cost of 5.63% in 1998 which was 158 basis points greater than the average cost of deposits which amounted to 4.05%. This greater dependence on borrowings to fund the earning asset base, along with the interest costs associated with the guaranteed junior subordinated deferrable interest debentures, were the factors responsible for the two basis point increase in the total cost of interest bearing liabilities to 4.83% in 1998. This increase in the total cost of funds occurred despite a 16 basis point drop in the cost of interest bearing deposits to 4.05% as management was able to reprice all major deposit categories downward in 1998.
It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $165 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note #21.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets. With accelerated prepayments expected to continue in future months, the Company will try to channel cash flow from the investment securities portfolio into the loan portfolio. If new loan opportunities do not occur or if the incremental spread on new investment security purchases is not at least 100 basis points greater than the short-term borrowed funds costs, then the Company will de-lever the balance sheet by paying-off borrowings. The Company also plans to use the majority of the deposits acquired with the First Western Branch Acquisition to pay down FHLB borrowings.

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

COMPONENT CHANGES IN NET INTEREST INCOME: 1997 VERSUS 1996...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for 1997 increased by $17.4 million or 12.4% when compared to 1996. This increase was due primarily to a $206 million or 11.4% increase in total average earning assets which caused interest income to rise by $17.1 million. The remainder of the increase in interest income was caused by a six basis point improvement in the earning asset yield to 7.78%. Within the earning asset base, the yield on total investment securities increased by nine basis points to 6.94% while the yield on the total loan portfolio increased by four basis points to 8.66%.
Eight consecutive quarters of loan growth fueled the improvement in the loan-to-deposit ratio which contributed to the earning asset growth. The Company's loan to deposit ratio averaged 83.8% in 1997 compared to an average of 74.4% in 1996. The loan yield also benefited from a shift in the loan portfolio composition away from fixed-rate residential mortgage loans and lower yielding indirect auto loans to higher yielding commercial and commercial mortgage loans. Total commercial and commercial mortgage loans comprised 45.7% of total loans at December 31, 1997, compared to 43.8% at December 31, 1996. The higher commercial loan totals resulted from increased production from middle market and small business lending (loans less than $250,000). During 1997, new loan production for the middle market group exceeded $150 million while the small business loan center closed approximately $23 million of new loans.
The Company's total interest expense for 1997 increased by $11.7 million or 15.4% when compared to 1996 due primarily to a $193 million increase in average interest bearing liabilities. The remainder of the increase was due to a 15 basis point rise in the cost of funds to 4.81%. The cost of deposits increased by nine basis points to 4.21% as the Company has experienced gradual disintermediation within the deposit base from lower cost passbook savings accounts to higher cost money market accounts and certificates of deposit. Within the liability mix, total average borrowed funds increased by $204 million in order to fund the earning asset growth and replace a $12 million outflow in deposits. For 1997, the Company's total level of short-term borrowed funds and FHLB advances averaged $806 million or 37.4% of total assets compared to an average of $600 million or 30.8% of total assets for 1996. These borrowed funds had an average cost of 5.56% in 1997 which was 135 basis points greater than the average cost of deposits which amounted to 4.21%. This greater dependence on borrowings to fund the earning asset base was a key factor responsible for the increased cost of funds even though the actual cost of the short-term borrowed funds and FHLB advances was three basis points lower in 1997. The combination of all these price and liability composition movements caused USBANCORP's average cost of interest bearing liabilities to increase by 15 basis points from 4.66% in 1996 to 4.81% in 1997. The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately 35% is used to compute tax equivalent yields.

Year ended December 31                        1998                        1997                         1996
                                              Interest                    Interest                     Interest
                                  Average     Income/   Yield/ Average    Income/   Yield/ Average     Income/   Yield/
                                  Balance     Expense   Rate   Balance    Expense   Rate   Balance     Expense   Rate
                                                              (In thousands, except percentages)
Interest earning assets:
   Loans, net of
      unearned income             $1,019,215  $ 87,783  8.51%  $  960,673 $ 84,309  8.66%  $   857,921 $ 74,967  8.62%
   Deposits with banks                 3,874       120  3.07        3,792      190  4.97         2,746      132  4.74
   Federal funds sold
      and securities purchased
      under agreements to resell          41         2  5.29           36        2  5.20           667       36  5.35
Investment securities:
   Available for sale                604,872    38,890  6.43      479,383   32,806  6.84       441,638   29,719  6.73
   Held to maturity                  502,206    34,758  6.92      568,534   40,065  7.05       502,335   34,963  6.96
   Total investment securities     1,107,078    73,648  6.65    1,047,917   72,871  6.94       943,973   64,682  6.85
Assets held in trust for
   collateralized mortgage
   obligation                          3,655       281  7.70        4,816      355  7.38         6,236     470   7.54
Total interest earning
   assets/interest income          2,133,863   161,834  7.56    2,017,234  157,727  7.78     1,811,543  140,287  7.72
Non-interest earning assets:
   Cash and due from banks            34,009                       32,743                       35,547
   Premises and equipment             17,946                       17,952                       18,325
   Other assets                       99,452                       97,514                       96,164
   Allowance for loan losses         (11,715)                     (13,057)                     (14,322)
TOTAL ASSETS                      $2,273,555                   $2,152,386                   $1,947,257
Interest bearing liabilities:
   Interest bearing deposits:
      Interest bearing demand    $    89,890 $     892  0.99%  $   90,179 $    895  0.99%   $   81,233 $    953  1.17%
      Savings                        171,769     2,615  1.52      185,959    3,140  1.69       209,054    3,525  1.69
      Money markets                  167,758     6,040  3.60      153,345    5,688  3.71       144,718    4,978  3.44
      Other time                     581,351    31,344  5.39      580,720   32,849  5.66       586,874   32,604  5.56
      Total interest bearing
          deposits                 1,010,768    40,891  4.05    1,010,203   42,572  4.21     1,021,879   42,060  4.12
Federal funds purchased,
   securities sold under
   agreements to repurchase,
   and other short-term
   borrowings                        189,324    9,906   5.23     156,499     8,183  5.23       146,593    7,594  5.18
Advances from Federal
   Home Loan Bank                    705,507   40,483   5.74     649,235    36,648  5.64       453,838   25,952  5.72
Collateralized mortgage
   obligation                          3,236      319   9.86       4,259       415  9.73         5,670      470  8.29
Guaranteed junior subordinated
    deferrable interest debentures    23,096    1,981   8.58           -         -     -             -        -     -
Long-term debt                         5,552      148   2.67       5,070       111  2.18         4,786      119  2.02
Total interest bearing
   liabilities/interest expense    1,937,483   93,728   4.83   1,825,266    87,929  4.81     1,632,766   76,195  4.66
Non-interest bearing liabilities:
   Demand deposits                   159,515                     143,767                       140,574
   Other liabilities                  26,893                      26,722                        24,126
Stockholders' equity                 149,664                     156,631                       149,791
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY       $2,273,555                  $2,152,386                    $1,947,257
Interest rate spread                                   2.73                         2.97                         3.06
Net interest income/net
   interest margin                             68,106  3.17%                69,798  3.43%                64,092  3.52%
Tax-equivalent adjustment                      (2,876)                      (2,939)                      (2,954)
Net interest income                          $ 65,230                     $ 66,859                     $ 61,138

The average balance and yield on taxable securities was $975 million and 6.61%, $916 million and 6.94%, and $797 million and 6.81% for 1998, 1997, and 1996, respectively. The average balance and tax-equivalent yield on tax-exempt securities was $133 million and 6.94%, $132 million and 6.92%, $146 million and 7.06% for 1998, 1997, and 1996, respectively.
Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The table below sets forth an analysis of volume and rate changes in net interest income on a tax-equivalent basis. For purposes of this table, changes in interest income and interest expense are allocated to volume and rate categories based upon the respective percentage changes in average balances and average rates. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

                                                        1998 vs. 1997         1997 vs. 1996
                                                   Increase (decrease)        Increase (decrease)
                                                     due to change in:        due to change in:
                                                   Average   Average          Average   Average
                                                    Volume    Rate     Total    Volume  Rate     Total
                                                                         (In thousands)
Interest earned on:
Loans, net of unearned income                      $  4,854   $ (1,380) $  3,474 $9,200  $    142 $ 9,342
Deposits with banks                                       4        (74)      (70)    56         2      58
Federal funds sold and securities purchased
   under agreements to resell                            --          --       --    (35)        1     (34)
Investment securities                                 2,990      (2,213)     777  7,970       219   8,189
Assets held in trust for collateralized
   mortgage obligation                                  (90)         16      (74)  (117)        2    (115)
Total interest income                                 7,758      (3,651)   4,107 17,074       366  17,440
Interest paid on:
Interest bearing demand deposits                         (3)          --      (3)   (42)      (16)    (58)
Savings deposits                                       (226)       (299)    (525)  (390)        5    (385)
Money market                                            514        (162)     352    688        22     710
Other time deposits                                      35      (1,540)  (1,505)   245        --     245
Federal funds purchased, securities sold
   under agreements to repurchase, and other
   short-term borrowings                              1,723          --    1,723    586         3     589
Advances from Federal Home Loan Bank                  3,184         651    3,835 10,814      (118) 10,696
Collateralized mortgage obligation                     (102)          6     (96)    (35)      (20)   (55)
Guaranteed junior subordinated deferrable
    interest debentures                               1,981          --    1,981     --        --      --
Long-term debt                                           11          26       37     13       (21)   (8)
Total interest expense                                7,117      (1,318)   5,799 11,879      (145) 11,734
Change in net interest income                     $     641    $ (2,333) $(1,692)$5,195   $    511 $ 5,706

LOAN QUALITY...USBANCORP's written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. Credit reviews are mandatory for all commercial loans and for all commercial mortgages in excess of $250,000 within an 18-month period. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas.
The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets:

At December 31                                    1998      1997      1996
                                            (In thousands, except percentages)
Total loan delinquency (past due 30 to 89 days)   $15,427   $19,890   $20,284
Total non-accrual loans                             5,206     6,450     6,365
Total non-performing assets<F1>                     8,236     8,858     8,671
Loan delinquency as a percentage of total loans
   and loans held for sale, net of unearned income   1.45%     2.01%     2.16%
Non-accrual loans as a percentage of total loans
   and loans held for sale, net of unearned income   0.49      0.65      0.68
Non-performing assets as a percentage of total loans
   and loans held for sale, net of unearned income,
   and other real estate owned                       0.77      0.89      0.92
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

Between December 31, 1997, and December 31, 1998, each of the key asset quality indicators demonstrated improvement. Total loan delinquency declined by $4.5 million causing the delinquency ratio to drop to 1.45%. Total non-performing assets decreased by $622,000 since year-end 1997 causing the non-performing assets to total loans ratio to drop to 0.77%. The overall improvement in asset quality resulted from enhanced collection efforts on residential mortgage loans and continued low levels of non-performing commercial loans. These favorable asset quality trends supported the Company's ability to fund the loan loss provision at a level lower than the net-charge off experience in 1998. Between December 31, 1996, and December 31, 1997, there were only minimal changes in the total dollars outstanding of loan delinquency, non-accrual loans, and non-performing assets. Each of the ratios demonstrated modest improvement over this same period due to the increase in the size of the total loan portfolio.

ALLOWANCE AND PROVISION FOR LOAN LOSSES...As described in more detail in the accounting policy footnote, the Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance can be summarized into three elements; 1) reserves established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy exceptions, and 3) a general unallocated reserve which provides conservative positioning in the event of variance from our assessment in the regional and local economies and to provide protection against credit risks resulting from other external factors such as the continued growth of the loan portfolio. Note that the qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company's management to establish allocations which accommodate each of the listed risk factors. The general unallocated reserve is not formula driven and inherently involves a higher degree of uncertainty than the formula driven and specific reserves and considers factors unique to the markets in which the Company operates. The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended:

Year ended December 31                               1998           1997      1996        1995      1994
                                                        (In thousands, except ratios and percentages)
Balance at beginning of year:                        $     12,113   $  13,329 $  14,914   $  15,590 $  15,260
Addition due to acquisitions                                   --          --        --          --     3,422
Reduction due to disposition of business line                  --          --        --        (342)       --
 Charge-offs:
      Commercial                                              899       1,040     1,705         576       352
      Real estate-mortgage                                    359         202       156         135       155
      Consumer                                              1,260       1,255       746         589       591
      Total charge-offs                                     2,518       2,497     2,607       1,300     1,098
   Recoveries:
      Commercial                                              113         529       527         183       199
      Real estate-mortgage                                    132         262       108          41       100
      Consumer                                                285         332       297         457       472
      Total recoveries                                        530       1,123       932         681       771
Net charge-offs                                             1,988       1,374     1,675         619       327
Provision for loan losses                                     600         158        90         285    (2,765)
Balance at end of year                               $     10,725   $  12,113 $  13,329   $  14,914 $  15,590
Loans and loans held for sale, net of unearned income:
   Average for the year                              $  1,019,215   $ 960,673 $ 857,921   $ 823,807 $ 809,695
   At December 31                                       1,066,321     989,575   939,726     834,634   868,004
As a percent of average loans and loans held for sale:
   Net charge-offs                                          0.19%       0.14%     0.20%       0.08%     0.04%
   Provision for loan losses                                0.06        0.02      0.01        0.03     (0.34)
   Allowance for loan losses                                1.05        1.26      1.55        1.81      1.93
Allowance as a percent of each of the following:
   Total loans and loans held for sale, net of unearned income
                                                            1.01        1.22      1.42        1.79      1.80
   Total delinquent loans (past due 30 to 89 days)         69.52       60.90     65.71      104.12    121.49
   Total non-accrual loans                                206.01      187.80    209.41      198.40    286.27
   Total non-performing assets                            130.22      136.75    153.72      158.22    197.32
Allowance as a multiple of net charge-offs                 5.39x       8.82x     7.96x      24.09x    47.68x
Total classified loans                                $   28,307   $  26,184 $  24,027    $ 28,355  $ 39,338
Dollar allocation of reserve to general risk               4,663       5,980     6,984       7,471     6,643
Percentage allocation of reserve to general risk          43.48%      49.37%    52.40%      50.09%    42.61%

The Company recorded a provision for loan losses of $600,000 in 1998, $158,000 in 1997, and $90,000 in 1996. When expressed as a percentage of average loans, the provision has increased from 0.01% to 0.06% over this three-year period. The Company's net charge-offs amounted to $2.0 million or 0.19% of average loans in 1998, $1.4 million or 0.14% in 1997, and $1.7 million or 0.20% in
1996. The Company did experience heightened net charge-offs in the consumer loan portfolio in both 1998 and 1997 due to increased numbers of personal bankruptcies.
The higher loan loss provision in 1998 was due in part to continuing higher levels of consumer net charge-offs and continued growth of commercial and commercial real-estate loans. During 1998, commercial and commercial real-estate loans grew by $36 million or 8.0% while the growth rate for this higher risk loan category was $41 million or 10.1% in 1997. An increased level of classified loans resulting from this loan growth also supported the higher provision level.
Overall, the Company's allowance for loan losses was 130% of non-performing assets and 206% of non-accrual loans at December 31, 1998. Both of these coverage ratios were comparable with the prior year. It is important to note that approximately $3.6 million or 43% of the Company's non-performing assets are residential mortgages which exhibit a historically low level of net charge-off. During 1998, there were no changes in the estimation methods or assumptions that affected the Company's methodology for assessing the appropriateness of the allowance for loan losses except that we developed an allocation to reflect the risks associated with our wholesale residential mortgage banking operation. The impact of this change resulted in a $575,000 increase in the formula allowance for real estate mortgage loans. The decline in the portion of the allowance for loan losses allocated to general risk was due primarily to the shrinkage in the total loan loss reserve balance as the specific and formula driven general reserve allocations were overall comparable with the prior year. Over the past five years, the unallocated general portion of the allowance for loan losses has stayed in a relatively narrow range of 43% to 52% of the total loan loss reserve balance. The Company does not weight the unallocated general allowance among segments of the loan portfolio. The Company expects to increase its loan loss provision level in 1999 due to continued loan growth and increased holdings of commercial and commercial real estate loans and if net charge-offs remain at current levels.
USBANCORP management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

At December 31                 1998              1997                1996               1995               1994
                                Percent of          Percent of          Percent of          Percent of          Percent of
                                Loans in            Loans in            Loans in            Loans in            Loans in
                                Each                Each                Each                Each                Each
                                Category            Category            Category            Category            Category
                       Amount   to Loans  Amount    to Loans  Amount    to Loans  Amount    to Loans  Amount    to Loans
                                              (In thousands, except percentages)
Commercial             $   1,004 13.1%    $  1,020  14.4%     $  1,826  14.7%     $  2,127  12.3%     $  1,894  13.4%
Commercial loans
  secured by real estate   2,082 32.1        2,543  30.6         2,796  28.4         3,286  21.5         5,278  19.3
Real estate-mortgage       1,038 47.0          414  45.9           472  45.6           345  50.2           339  48.8
Consumer                   1,563  7.8        1,506   9.1           959  11.3           600  16.0         1,436  18.5
Allocation to
  general risk             4,663             5,980               6,984               7,471               6,643
Allocation for
  impaired loans             375               650                 292               1,085                   -
Total                    $10,725           $12,113             $13,329            $ 14,914            $ 15,590

Even though real estate-mortgage loans comprise 47% of the Company's total loan portfolio, only $1 million or 9.7% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based primarily upon the Company's five-year historical average of actual loan charge-offs experienced in that category along with the previously mentioned allocation for wholesale mortgage banking activities. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the evaluation of the previously mentioned qualitative factors, and the Company's historical loss experience in these categories. The higher allocation for consumer loans reflect increased credit card charge-offs due to personal bankruptcies over the past two years. At December 31, 1998, management of the Company believes the allowance for loan losses was adequate to cover potential inherent losses within the Company's loan portfolio.
NON-INTEREST INCOME...Non-interest income for 1998 totaled $23.7 million which represented a $3.5 million or 17.3% increase when compared to 1997. This increase was primarily due to the following items:
  a $408,000 or 10.1% increase in trust fees to $4.4 million in 1998. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business. The average annual growth rate in trust fees has been in excess of 10% over the past five years.
  a $1.7 million increase in gains realized on loans held for sale to $3.7 million due to heightened residential mortgage refinancing and origination activity at the Company's mortgage banking subsidiary. Total mortgage loans closed amounted to $450 million in 1998 compared to $253 million in 1997. Reflected in this increase the Company generated $681,000 in gains on the sale of mortgage servicing rights.
  a $1.5 million increase in gains realized on investment security sales as the Company focused on selling mortgage-backed securities which were experiencing rapid prepayments in 1998. These security sales were part of an asset liability management strategy to extend the duration of the portfolio while maintaining yield.
  a $1.5 million or 28% increase in other income due in part to additional income resulting from ATM surcharging, other mortgage banking processing fees, credit card merchant income, and revenue generated from annuity and mutual fund sales in the Company's financial service subsidiaries.

  a $1.4 million or 67% decrease in net mortgage servicing fee income to $692,000 due to greater amortization expense on
mortgage servicing rights as a result of faster mortgage
prepayment speeds in 1998. Given the low interest rate
environment and heightened mortgage refinancing activity, the
Company expects this trend of high amortization expense on the servicing rights to continue into 1999. The following chart
highlights some of the key information related to SMC's mortgage servicing portfolio:
At December 31                                    1998           1997
                                        (In thousands, except percentages
                                                 and prepayment data)
MSR portfolio balance                             $1,175,138     $1,175,593
Fair value of MSRs based upon
   discounted cash flow of servicing portfolio        16,447         15,657
Fair value as a percentage of MSR balance               1.40%          1.33%
PSA prepayment speed                                     289            230
Weighted average portfolio interest rate                7.58%          7.79%

A rollforward of the MSRs is as follows:
                                                         (In thousands)
Balance as of December 31, 1997                             $14,960
Acquisition of servicing rights                               7,038
Impairment charge                                              (831)
Sale of servicing rights                                     (2,109)
Amortization of servicing rights                             (2,861)
Balance as of December 31, 1998                             $16,197

Non-interest income as a percentage of total revenue increased from 23.2% in 1997 to 26.6% in 1998. This diversification of the revenue stream will continue to be a key strategic focal point for the Company in the future.
Non-interest income for 1997 totaled $20.2 million which represented a $1.5 million or 8.1% increase when compared to 1996. This increase was primarily due to the following items:
  a $314,000 or 8.5% increase in trust fees to $4.0 million in 1997. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business.
  a $948,000 increase in gains realized on loans held for sale due to heightened residential mortgage origination and sales activity at the Company's mortgage banking subsidiary. Total mortgage originations exceeded $253 million in 1997 compared to $205 million in 1996. The Company also generated $153,000 in gains on the sale of servicing rights in 1997 which is reflected in the above gain figure.
  a $286,000 or 5.7% increase in other income due in part to additional income resulting from ATM transaction charges, other mortgage banking processing fees, credit card charges, and premium income commissions from insurance sales.
  a $208,000 or 9.0% decrease in net mortgage servicing fee income to $2.1 million. This amount resulted from $3.9 million of mortgage servicing fees net of $1.8 million of amortization expense of the cost of purchased and originated mortgage servicing rights. The decline in earnings between 1997 and 1996 was due to increased amortization expense on the mortgage servicing rights as a result of faster mortgage prepayment speeds in 1997.

NON-INTEREST EXPENSE...Non-interest expense for 1998 totaled $59.5 million which represented a $5.4 million or 10.0% increase when compared to 1997. This increase was primarily due to the following items:
  a $2.2 million or 7.9% increase in salaries and employee benefits due to merit pay increases, higher commission and incentive payments, increased pension expense and higher medical insurance premiums. The Company also incurred $350,000 of severance costs resulting from a realignment of the Company's retail banking division and human resources function. On an ongoing basis, these changes should result in 13 fewer full-time equivalent employees and save in excess of $450,000 annually.
  a $377,000 or 11.6% increase in equipment expense due to technology related expenses such as the system costs associated with optical disk imaging of customer statements and the installation of wide area networks.
  an $831,000 expense related to the establishment of an impairment reserve on the mortgage servicing portfolio. This reserve was needed on certain tranches of mortgage servicing rights whose market value had fallen below cost due to accelerated prepayment speeds and low long-term interest rates.
  a $1.4 million increase in other expense due to higher outside processing fees, increased advertising expense, heightened foreclosure losses and costs associated with Year 2000 compliance.
Non-interest expense for 1997 totalled $54.1 million which represented a $1.6 million or 3.1% increase when compared to 1996. This increase was primarily due to the following items:
  a $2.7 million or 10.6% increase in salaries and employee benefits due to 12 additional full-time equivalent employees, merit pay increases and the reinstatement of salary rollbacks, higher profit sharing expense, and increased hospitalization premiums.
  a $2.4 million decrease in FDIC deposit insurance expense due to the non-recurrence of a $1.9 million special assessment and lower basic deposit premium costs on SAIF insured deposits.
  a $149,000 or 4.8% increase in equipment expense due to the purchase of additional personal computers and enhancements to local and wide area networks.
  a $949,000 or 12.5% increase in other expense due to higher telecommunication costs, advertising expense, employee training costs, and outside processing fees.

YEAR 2000...The Year 2000 ("Y2K") issue, is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computer systems that have date-sensitive software or date-sensitive hardware may potentially recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send statements or engage in similar normal business activities.
Due to the critical nature of the Y2K issue quarterly status reports are provided to the Boards of both bank subsidiaries and the Company. Personnel from all operational areas of the company are involved in the Y2K solution.
USBANCORP has been actively working on the Year 2000 computer problem and has made significant progress in ensuring that both its information technology and non-information technology systems and applications will be Y2K compliant. To date, the Company has completed the inventory, assessment and strategy phases of its Year 2000 program. During these phases, the Company identified hardware and software that required modification, developed implementation plans, prioritized tasks and established implementation timelines. The Company is targeting to have the majority of testing completed and, if necessary, any mission critical systems repaired by the end of the first quarter of 1999. The Company has reviewed the building and office equipment for embedded microchip problems. The required components to correct the problems discovered have been ordered and will be tested when installed.
The Y2K process has also required that the Company work with vendors, third-party service providers, and customers. The Company continues to communicate with all its vendors and large commercial customers to determine the extent to which the Company is vulnerable to these parties' failure to remediate there own Year 2000 issue. Mission critical vendors have affirmed their Year 2000 compliance. No mission critical system vendor changes are expected at this time.
The Company's business resumption plan is also being expanded to address the potential problems of Y2K such as the loss of power, telecommunications, or the failure of a mission critical vendor. An outside consulting firm has been retained to create a company wide business resumption plan. The firm will use its considerable experience with business resumption planning and the existing company contingency plans to create a business resumption plan which will support our continued operation in the face of external or internal Y2K caused disruptions.
The Company recognizes the serious risks it faces regarding credit customers not properly remediating their automated systems to conform with Year 2000 related problems. The failure of a loan customer to prepare adequately to conform with Year 2000 could have an adverse effect on such customer's operations and profitability, in turn limiting their ability to repay loans in accordance with scheduled terms. During the second half of 1998, the Company completed a detailed analysis of its major loan customers' compliance with Year 2000. The focus of the analysis was on commercial credit exposures with balances in excess of $250,000 and included discussions between loan officers, customers, and information system representatives in select cases. As a result of this analysis, the Company currently believes that the portion of the loan loss reserve allocated for general risk is adequate to cover the customer credit risk associated with Year 2000.
The Company has also begun to address the potential liquidity risks associated with Year 2000. The Company has reviewed its top 100 deposit customers by branch and offered educational sessions to help them better understand the Y2K problem. Additionally, the Company has developed a contingency funding plan which provides for the use of the Federal Reserve Discount Window, brokered deposits and more aggressive wholesale borrowings should the Company experience an outflow of deposits. From an asset liability management standpoint, the Company has begun to emphasize deposit products which encourage extension of shorter term maturities into products maturing after the century date change to further limit liquidity risk.

The Company is using both internal and external resources to complete its comprehensive Y2K compliance program. The Company currently estimates that the total cost to achieve Y2K compliance will approximate $1.4 million. Approximately 66% of this total cost represents incremental expenses to the Company while approximately 34% represents the internal cost of redeploying existing information technology resources to the Y2K issue. To date, the Company has expensed $537,000 or 38% of its total estimated cost to achieve Year 2000 compliance. The Company does not believe that these expenditures have yet had, nor will have, a material impact on the results of operation, liquidity, or capital resources.
Based on the companies efforts to date, mission critical information systems and non-information systems are expected to function properly before and after January 1, 2000. The company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. At this time, the company believes that the most likely "worst case" scenario involves potential disruptions in areas in which the company operations must rely on third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the company in a significant manner, the company cannot at present estimate either the likelihood or the potential cost of such failures. The following chart summarizes the Company's Y2K progress.

     Resolution
     Phases         Assessment     Remediation            Testing               Implementation
     Information    100% complete  80% complete           90% complete          80% complete
     Technology
                                   External contractors   Testing of one        All internal supported
                                   have been scheduled    remaining mission     mission critical programs
                                   to complete changes    critical system is    are Y2K compliant.
                                   by 3/31/99.            expected in
                                                          March 1999.

                                                          Business critical     One externally provided
                                                          applications will be  mission critical system has
                                                          tested by July 1999.  been tested but is not in
                                                                                production. Implementation
                                                                                is scheduled for completion
                                                                                by 3/31/99.

     Operating equipment 100% complete  70% complete      50% complete          70% complete
     with embedded chips
     or software.                       All upgrades have Tests are scheduled   Most of the equipment
                                        been ordered and  with vendors to be    and buildings are of a
                                        installation is to completed by 6/30/99. vintage which is not
                                        be completed by                          date dependent.
                                        3/31/99.

     Third party          100% complete  80% for system    60% complete for     80% complete for
                                         interfaces        system interfaces    system interfaces

                                         Contingency plans  Expected completion Expected completion
                                         are being developed.   March 1999.       March 1999.
                                         Due June 1999.
                                                                                Contingency plans being
                                                                                developed. Due June 1999.

NET OVERHEAD BURDEN...The Company's efficiency ratio (non-interest expense divided by total revenue) averaged 64.8% in 1998 compared to 60.1% in 1997, and 63.4% in 1996. Factors contributing to the higher efficiency ratio in 1998 included the compression experienced in the net interest margin, increased expenses in the mortgage banking operation, and the costs associated with several strategic initiatives which began in 1997 and are designed to diversify the Company's revenue stream in future years. These new strategic initiatives include the opening of financial services subsidiaries which sell annuities, mutual funds, and insurance, the establishment of the first full service mobile bank branch in Western Pennsylvania, and the opening of two loan production offices. Additionally, the repurchase of the Company's stock has a favorable impact on return on equity but a negative impact on the efficiency ratio due to the interest cost associated with borrowings which provide funds to repurchase the stock (i.e. the $2 million interest expense on the $34.5 million of guaranteed junior subordinated deferrable interest debentures). The amortization of intangible assets also creates a $2.3 million non-cash charge that negatively impacts the efficiency ratio. The 1998 efficiency ratio, stated on a cash basis excluding the intangible amortization, was 62.3% or 2.5% lower than the reported efficiency ratio of 64.8%. Total assets per employee improved 5.8% from $2.8 million for 1997 to $3.0 million for 1998. Net income per employee averaged $27,700 in 1998 compared to $30,700 in 1997 and $26,600 in 1996.
INCOME TAX EXPENSE...The Company's provision for income taxes for 1998 was $7.7 million reflecting an effective tax rate of 26.6%. The Company's 1997 income tax provision was $9.3 million or an effective tax rate of 28.4%. The lower income tax expense and effective tax rate in 1998 was due primarily to a reduced level of pre-tax income combined with a relatively consistent level of tax-free asset holdings between years. The tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Between 1997 and 1996, the $2.1 million increase in income tax expense was due to higher pre-tax earnings as the level of tax free income was relatively consistent between years.
BALANCE SHEET...The Company's total consolidated assets were $2.377 billion at December 31, 1998, compared with $2.239 billion at December 31, 1997, which represents an increase of $138 million or 6.2%. During 1998, total loans and loans held for sale increased by approximately $77 million or 7.8% due to growth in commercial mortgage loans as a result of the successful execution of strategies to increase both middle market and small business lending. Heightened refinancing activity and a successful direct consumer loan promotion also contributed to sharp growth in residential mortgage loans held for sale and home equity loans. Consumer loans continued to decline due to net run-off experienced in the indirect auto loan portfolio as the Company has exited this low profit line of business. Total investment securities increased by $53 million as the Company more aggressively purchased mortgage-backed securities in the second half of 1998 due to expected continuation of strong cash flow from mortgage-backed securities in future months and to position the balance sheet for the net inflow of approximately $70 million in cash from the First Western Branch Acquisition which will close in the first quarter of 1999.

Total deposits increased by $37 million or 3.2% since December 31, 1997, due largely to the acquisition of $27 million of deposits with the purchase of two National City branch offices in Allegheny County. The issuance of guaranteed junior subordinated deferrable interest debentures provided the Company with $34.5 million of funds which were used to repurchase treasury stock and paydown borrowings at the Parent Company. The remainder of the asset growth was funded by a $78 million increase in total short-term and FHLB borrowings. The Company plans to paydown approximately $70 million of borrowings in 1999 with the deposits received from the First Western Branch Acquisition. The repurchase of treasury stock was the major factor causing the net $17 million decline in total equity since December 31, 1997. INTEREST RATE SENSITIVITY...Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital. The management and measurement of interest rate risk at USBANCORP is performed by using the following tools:
1) Simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all off balance sheet hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities. 2) Static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. For static GAP analysis, USBANCORP typically defines interest rate sensitive assets and liabilities as those that reprice within six months or one year. 3) Market value of portfolio equity sensitivity analysis. The overall interest rate risk position and strategies are reviewed by senior management and the Company's Board of Directors on an ongoing basis.

The following table presents a summary of the Company's static

GAP positions at December 31, 1998:
                                                   Over         Over
                                                   3 Months     6 Months
                                     3 Months      Through      Through        Over
Interest Sensitivity Period          or Less       6 Months     1 Year         1 Year       Total
                                   (In thousands, except ratios and percentages)
Rate sensitive assets:
Loans                                $   291,619   $ 101,535    $   135,011    $  527,431   $1,055,596
Investment securities and assets
    held in trust for collateralized
    mortgage obligation                  206,147     112,840        177,045       673,601    1,169,633
Short-term assets                          3,855           -              -             -        3,855
Other assets                                   -           -         35,622             -       35,622
   Total rate sensitive assets       $   501,621   $ 214,375    $   347,678    $1,201,032   $2,264,706
Rate sensitive liabilities:
Deposits:
   Non-interest bearing deposits     $         -   $       -    $         -    $  166,701   $  166,701
   NOW and Super NOW                           -           -              -        92,060       92,060
   Money market                          172,807           -              -             -      172,807
   Other savings                               -           -              -       167,167      167,167
   Certificates of deposit of $100,000
             or more                      26,876       3,821          4,192        4,553        39,442
   Other time deposits                    95,631      98,238        171,455      172,790       538,114
      Total deposits                     295,314     102,059        175,647      603,271     1,176,291
Borrowings                               458,714         383            416      567,057     1,026,570
   Total rate sensitive liabilities  $   754,028   $ 102,442     $  176,063    $1,170,328   $2,202,861
Off-balance sheet hedges                (75,000)      25,000         50,000             -            -
Interest sensitivity GAP:
   Interval                            (177,407)      86,933        121,615        30,704
   Cumulative                        $ (177,407)   $ (90,474)    $   31,141    $   61,845    $  61,845
Period GAP ratio                          0.74x        1.68x          1.54x         1.03x
Cumulative GAP ratio                      0.74         0.89           1.03          1.03
Ratio of cumulative GAP to total assets (7.92)%      (4.04)%          1.39%         2.76%

When December 31, 1998, is compared to December 31, 1997, the Company's six month cumulative GAP became less negative and the one year cumulative GAP turned slightly positive due to the extension of FHLB borrowings beyond one year and expectations for continued strong cash flow from the mortgage-backed securities portfolio. As separately disclosed in the above table, the off-balance sheet hedge transactions (described in detail in Note #21) had no net impact on the one year cumulative GAP since all hedges are scheduled to mature in 1999.
A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts that comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, and daily interest savings accounts. At December 31, 1998, the balance in these accounts totaled $432 million or 18.2% of total assets. Within the above static GAP table, approximately $173 million or 40% of these core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is reviewed annually for reasonableness. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements.

There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset liability management policy seeks to limit net interest income variability over a twelve month period to plus or minus 7.5% and net income variability to plus or minus 15.0%
based upon varied economic rate forecasts which include
interest rate movements of up to 200
basis points and alterations of the shape of the yield curve. Additionally, the Company in 1998 began using market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. Market value of portfolio equity sensitivity analysis captures the dynamic aspects of long-term interest rate risk across all time periods by incorporating the net present value of expected cash flows from the Company's assets and liabilities. No formal ALCO policy parameters have yet been established for changes in the variability of market value of portfolio equity.
The following table presents an analysis of the sensitivity
inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at December 31, 1998, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the December 31, 1998, levels. The Company's most likely rate scenario is based upon published economic
consensus estimates which currently forecast a moderate decrease in interest rates over the next twelve-month period. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.
                   Variability Of                   Change In
  Interest Rate    Net Interest    Variability Of   Market Value Of
  Scenario         Income          Net Income       Portfolio Equity
     Base            0%                0%                  0%
     Flat           0.18             0.31                1.89
200 bp increase    (5.91)          (11.70)             (22.28)
200 bp decrease     1.31            (5.93)              17.10

As indicated in the table, the maximum negative variability of USBANCORP's net interest income and net income over the next twelve month period was (5.9%) and a (11.7%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The noted variability under this forecast was within the Company's ALCO policy limits. The variability of market value of portfolio equity was (22%) under this interest rate scenario. The off-balance sheet borrowed funds hedges also helped reduce the variability of forecasted net interest income, net income and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

Within the investment portfolio at December 31, 1998, 56.6% of the portfolio is currently classified as available for sale and 43.4% as held to maturity. This compares to a portfolio composition breakdown of 52.1% available for sale and 47.9% held to maturity at December 31, 1997. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated fixed-rate mortgage loans.

LIQUIDITY...Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totaled $382 million at December 31, 1998, compared to $231 million at December 31, 1997. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities are other significant sources of asset liquidity for the Company.
Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At December 31, 1998, USBANCORP's subsidiaries had approximately $115 million of unused lines of credit available under informal arrangements with correspondent banks compared to $130 million at December 31, 1997. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer term advances up to approximately 80% of their investment in assets secured by one- to four-family residential real estate. This would suggest a remaining current total available Federal Home Loan Bank aggregate borrowing capacity of approximately $125 million. Furthermore, the Parent Company had available at December 31, 1998, $12.2 million of a total $17.0 million unsecured line of credit.
Liquidity can be further analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $721,000 between December 31, 1998, and December 31, 1997, due primarily to $115.3 million of net cash provided by financing activities. This more than offset $12.2 million of net cash used by operating activities and $102.4 million of net cash used by investing activities. Within investing activities, purchases of investment securities exceeded the cash proceeds from investment security maturities and sales by approximately $52.6 million. Cash advanced for new loan fundings totaled $388.1 million and was approximately $41 million greater than the cash received from loan principal payments. Within financing activities, cash generated from the sale of new certificates of deposit exceeded the cash payments for maturing certificates of deposit by $11.6 million. An increase in demand and savings deposits provided $25.2 million of cash and includes the acquired National City branch deposits. Net proceeds from the issuance of guaranteed junior subordinated deferrable interest debentures provided the Company with $33 million of cash. Increased short-term borrowings provided the Company with $81.4 million of cash.

CAPITAL RESOURCES...As presented in Note #23, each of the Company's regulatory capital ratios increased between December 31, 1997, and December 31, 1998, due to the issuance of the $34.5 million of guaranteed junior subordinated deferrable interest debentures which qualify as Tier 1 capital. Specifically, the Tier 1 capital and asset leverage ratio increased from 12.96% and 6.25% at December 31, 1997, to 13.57% and 6.62% at December 31,
1998. The Company targets an operating range of 6.0% to 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Strategies that the Company uses to manage its capital include common dividend payments, treasury stock repurchases, and earning asset growth. The Company expects that the asset leverage ratio will decline to approximately 6.25% in the first quarter of 1999 when the acquisition of the First Western Branches is completed. The Company also plans to continue to actively use its stock repurchase program to manage capital in 1999 as additional earning asset growth will be constrained by asset liability management policies which limit total borrowings to 40% of assets.
The Company used funds provided from the issuance of the guaranteed junior subordinated deferrable interest debentures to repurchase 1.2 million shares or $30.3 million of its common stock during 1998. Improved liquidity in the Company's stock resulting from the 3 for 1 stock split was one factor contributing to the increased number of shares repurchased in 1998. Through December 31, 1998, the Company has repurchased a total of 3.8 million shares of its common stock at a total cost of $61.5 million or $16.03 per share. The Company plans to continue its treasury stock repurchase program which currently permits a maximum total repurchase authorization of $70 million. During the second quarter of 1998, the Board of Directors eliminated the previous maximum price per share threshold at which the stock could be repurchased of 250% of book value.
The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks is considered "well capitalized" under all applicable FDIC regulations. It is the Company's ongoing intent to continue to prudently leverage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements. It is, however, the Company's intent to maintain the FDIC "well capitalized" classification for each of its subsidiaries to ensure the lowest deposit insurance premium and to maintain an asset leverage ratio of no less than 6.0%.
The Company's declared common stock cash dividend per share was $0.60 for 1998 which was a 13.2% increase over the $0.53 per share dividend for 1997. The 1998 dividends included a special $0.06 per share dividend that was declared in December. This represents the third consecutive year that a special dividend was declared. Based upon the Company's total declared 1998 common dividends, the dividend yield on the Company's common stock was approximately 3.0%. This common dividend yield is almost 1% better than the average Pennsylvania Bank Holding Company common dividend yield. The Company's Board of Directors believes that a competitive common dividend is a key component of total shareholder return particularly for retail shareholders.

FORWARD-LOOKING STATEMENT...This annual report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.
     Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds;
(iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state banking regulations; (v) the presence in the Company's market area of competitors with greater financial resources than the Company; (vi) the effect of Y2K on borrowers ability to repay based on contractual terms and; (vii) other external developments which could materially impact the Company's operational and financial performance.

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           FORM 10-K
(Mark One)
H Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required)
For the fiscal year ended                      December 31, 1998
                              or
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $243,150,354.00 as of January 31, 1999.
Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes       No

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 13,508,353 shares were outstanding as of January 31, 1999.

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

Portions of the annual shareholders' report for the year ended
December 31, 1998, are incorporated by reference into Parts I and II.

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

Exhibit Index is located on page 72.

FORM 10-K INDEX
PART I
Item 1.   Business                                                  73
Item 2.   Properties                                                83
Item 3.   Legal Proceedings                                         83
Item 4.   Submission of Matters to a Vote of Security Holders       83

PART II
Item 5.   Market for the Registrant's Common Stock and
          Related Stockholder Matters                               83
Item 6.   Selected Consolidated Financial Data                      83
Item 7.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations             83
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk 84
Item 8.   Consolidated Financial Statements and Supplementary
          Data 84
Item 9.   Changes In and Disagreements With Accountants On
          Accounting and Financial Disclosure                       84

PART III
Item 10.  Directors and Executive Officers of the Registrant        84
Item 11.  Executive Compensation                                    84
Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                           84
Item 13.  Certain Relationships and Related Transactions            84

PART IV
Item 14.  Exhibits, Consolidated Financial Statement Schedules,
               and Reports on Form 8-K                              84
          Signatures                                                88

PART I
ITEM 1. BUSINESS

General
USBANCORP, Inc. (the "Company") is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended (the "BHCA.") The Company became a holding company upon acquiring all of the outstanding shares of U.S. Bank ("U.S. Bank") on January 5, 1983. The Company also acquired all of the outstanding shares of Three Rivers Bank and Trust Company ("Three Rivers Bank") in June 1984, McKeesport National Bank ("McKeesport Bank") in December 1985 (which was subsequently merged into Three Rivers Bank), Community Bancorp, Inc. in March 1992 (which was also subsequently merged into Three Rivers Bank in July 1997), and Johnstown Savings Bank ("JSB") in June 1994 (which was immediately merged into U.S. Bank). Immediately following the acquisition of JSB, U.S. Bank caused the intracompany transfer by Standard Mortgage Corporation of Georgia, a wholly-owned subsidiary of JSB, of all its assets, subject to all of its liabilities, to SMC Acquisition Corporation, an indirect subsidiary of Community. SMC Acquisition Corporation was renamed Standard Mortgage Corporation of Georgia and is a mortgage banking company organized under the laws of the State of Georgia that originates, sells, and services residential mortgage loans. In addition, the Company formed United Bancorp Life Insurance Company ("United Life") in October 1987, USBANCORP Trust Company (the "Trust Company") in October 1992, and UBAN Associates, Inc. ("UBAN Associates"), in January 1997. UBAN Associates is a registered investment advisory firm that administers investment portfolios, offers operational support systems and provides asset and liability management services to small and mid-sized community banks. The Company's principal activities consist of owning and operating its five wholly-owned subsidiary entities. At December 31, 1998, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $2.38 billion, $1.18 billion and $142 million, respectively.
The Company and the subsidiary entities derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, credit policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning. The Company, as a bank holding company, is regulated under the BHCA, and is supervised by the Board of Governors of the Federal Reserve System (the "Board").

USBANCORP Banking Subsidiaries:
U.S. Bank
U.S. Bank is a state bank chartered under the Pennsylvania Banking code of 1965, as amended. Through 21 locations in Cambria, Clearfield, Somerset, and Westmoreland Counties, Pennsylvania, U.S. Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler's checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, commercial equipment lease financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services;

and (iii) credit card operations through MasterCard and VISA. U.S. Bank also operates 26 automated bank teller machines ("ATM"s) through its 24-Hour Banking Network which is linked with MAC, a regional
ATM network and CIRRUS, a national ATM network. U.S. Bank also has a wholly owned mortgage banking subsidiary - UBAN Mortgage
Company. UBAN Mortgage Company was formed in January 1997 for the purpose of originating and selling mortgage loans primarily in
Western Pennsylvania. Additionally, USNB Financial Services
Corporation, a wholly owned subsidiary of U.S. Bank, was formed on May 23, 1997. USNB Financial Services Corporation engages in the sale of annuities, mutual funds, and insurance.
U.S. Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.
U.S. Bank's business is not seasonal nor does it have any risks attendant to foreign sources.
In October 1998, U.S. Bank changed its charter from a national bank to a state bank. Under the new charter U.S Bank is subject to supervision and regular examination by the Federal Reserve, the Pennsylvania Department of Banking and the Federal Deposit
Insurance Corporation. Various federal and state laws and
regulations govern many aspects of its banking operations.
The following is a summary of key data (dollars in thousands) and ratios at December 31, 1998:
  Headquarters                          Johnstown, PA
  Chartered                             1933
  Total Assets                          $1,308,872
     (55.1% of the Company's total)
  Total Investment Securities           $688,065
     (58.8% of Company's total)
  Total Loans (net of unearned income)  $539,860
     (50.6% of the Company's total)
  Total Deposits                        $615,819
     (52.4% of the Company's total)
  Total Net Income                      $11,857
     (56.1% of the Company's total)
  Asset Leverage Ratio                  6.85%
 1998 Return on Average Assets          0.94%
 1998 Return on Average Equity          11.49%
 Total Full-time Equivalent Employees   379
     (49.7% of the Company's total)
 Number of Offices                      21
     (46.7% of the Company's total)

Three Rivers Bank
Three Rivers Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 24 locations in Allegheny and Washington Counties, Pennsylvania, Three Rivers Bank conducts a general retail banking business consisting of granting commercial, consumer, construction, mortgage and student loans, and offering checking, interest bearing demand, savings and time deposit services. It also operates 23 ATMs that are affiliated with MAC, a regional ATM network, and Plus System, a national ATM network.

Three Rivers Bank also offers wholesale banking services to other banks, merchants, governmental units, and other large commercial accounts. Such services include balancing services, lock box accounts, and providing coin and currency. Three Rivers Bank also has a wholly owned mortgage banking subsidiary - Standard
Mortgage Corporation. Standard Mortgage Corporation, based in
Atlanta, Georgia, is a mortgage banking company that originates, sells, and services residential mortgage loans. Additionally, TRB Financial Services Corporation, a wholly owned subsidiary of Three Rivers Bank was formed on August 5, 1997. TRB Financial
Services Corporation engages in the sale of annuities and mutual funds.
Three Rivers Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.
Three Rivers Bank's business is not seasonal nor does it have any risks attendant to foreign sources.
As a state chartered, federally-insured bank and trust company which is not a member of the Federal Reserve System, Three Rivers
Bank is subject to supervision and regular examination by the Pennsylvania Department of Banking and the Federal Deposit
Insurance Corporation. Various federal and state laws and regulations govern many aspects of its banking operations.
The following is a summary of key data (dollars in thousands) and ratios at December 31, 1998:

 Headquarters                            McKeesport, PA
 Chartered                               1965
 Total Assets                            $1,061,987
     (44.7% of the Company's total)
 Total Investment Securities             $   477,657
     (40.8% of Company's total)
 Total Loans (net of unearned income)    $   526,461
     (49.4% of the Company's total)
 Total Deposits                          $   560,472
     (47.6% of the Company's total)
 Total Net Income                        $    11,259
     (53.3% of the Company's total)
 Asset Leverage Ratio                           6.47%
 1998 Return on Average Assets                  1.13%
 1998 Return on Average Equity                 16.09%
 Total Full-time Equivalent Employees            332
     (43.6% of the Company's total)
 Number of Offices                                24
     (53.3% of the Company's total)

USBANCORP Non-Banking Subsidiaries:
United Life
United Life is a captive insurance company organized under the laws of the State of Arizona. United Life engages in underwriting as reinsurer of credit life and disability insurance within the Company's six county market area. Operations of United Life are conducted in each office of the Company's banking subsidiaries. United Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Board of Governors of the Federal Reserve Bank. At December 31, 1998, United Life had total assets of $2.4 million and total shareholder's equity of $1.1 million.

USBANCORP Trust Company
USBANCORP Trust Company is a trust company organized under Pennsylvania law in October 1992. USBANCORP Trust Company was formed to consolidate the trust functions of U.S. Bank and Three Rivers Bank and to increase market presence. As a result of this formation, the Trust Company now offers a complete range of trust services through each of the Company's subsidiary banks. At December 31, 1998, USBANCORP Trust Company had $1.36 billion in assets under management which included both discretionary and non-discretionary assets.

Executive Officers
Information relative to current executive officers of the Company or its subsidiaries is listed in the following table:

Name                   Age  Office with USBANCORP, Inc. and/or Subsidiary
Terry K. Dunkle        57   Chairman, President & Chief Executive
                            Officer of USBANCORP, Inc., and Chairman
                            of U.S. Bank, Three Rivers Bank, and
                            USBANCORP Trust Company
Orlando B. Hanselman   39   Executive Vice President of USBANCORP, Inc.,
                            and President & Chief Executive Officer of U.S.
                            Bank.
W. Harrison Vail       58   President & Chief Executive Officer of
                            Three Rivers Bank
Ronald W. Virag, CFTA  53   President & Chief Executive
                            Officer, USBANCORP Trust Company
Kevin J. O'Neil        61   President & Chief Executive Officer,
                            Standard Mortgage Corporation of Georgia

Mr. Dunkle succeeded Clifford A. Barton in February 1994, as Chairman, President and Chief Executive Officer of USBANCORP. In April 1988, Mr. Dunkle was appointed as President and Chief Executive Officer of U.S. Bank and Executive Vice President and Secretary of USBANCORP. Mr. Dunkle served the five previous years as Executive Vice President of Commonwealth National Bank in Harrisburg, Pennsylvania. Mr. Hanselman joined U.S. Bank in January 1987 as Vice President and Chief Financial Officer and was appointed Executive Vice President in February 1994. In May 1995, Mr. Hanselman was awarded the expanded responsibility of President and Chief Executive Officer of U.S. Bank. Mr. Vail has been President and Chief Executive Officer of Three Rivers Bank since January 1985. Mr. Virag was appointed as President and Chief Executive Officer of USBANCORP Trust Company in November 1994. Prior to joining the Trust Company, Mr. Virag served as Senior Vice President and head of trust group for Bank One in Charleston, West Virginia. Mr. O'Neil is President and Chief Executive Officer of Standard Mortgage Corporation of Georgia, a wholly-owned mortgage banking subsidiary of Three Rivers Bank. Mr. O'Neil joined the Company through the acquisition of JSB, and has 29 years of mortgage banking experience.

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

Market Area
The Company, headquartered in Johnstown, Pennsylvania, operates through 45 branch offices in six southwestern Pennsylvania counties with a combined population of approximately 2.2 million:
Allegheny, Cambria, Clearfield, Somerset, Washington, and Westmoreland. The Company's U.S. Bank subsidiary has 21 offices and a $1.3 billion asset presence primarily in the Greater Johnstown marketplace. Three Rivers Bank has 24 offices and a $1.1 billion asset presence primarily in the suburban Pittsburgh marketplace.
The momentum of the U.S. economy remains strong, as evidenced by strong consumer confidence, a rebound in exports, and a jump in federal purchases. These factors contributed to produce a 6.1% increase (annual rate) in real GDP in the fourth quarter, capping off a much stronger than expected economic expansion that stands in stark contrast to recessionary conditions covering the rest of the world. The risk of recession in 1999 has receded, although not completely. Continued low commodity prices, low interest rates, and high stock prices have given both consumers and business the wherewithal, as well as, the desire to spend. The Federal Reserve is unlikely to raise interest rates as long as inflation remains stable and employment cost increases do not accelerate. An increase in interest rates might cause the stock market to drop; triggering a sharp downturn that could turn into a recession. The economy grew 3.9% in both 1997 and 1998 without any increase in inflation. In fact, inflation decelerated even as the economy soared. The unemployment rate, at 4.3%, is at its lowest level since 1970.

Unemployment is expected to rise only
marginally over the next year. Payroll jobs rose strongly in early 1999. December 1998 ended with a 245,000-job gain, which was close to the average monthly gain for 1998 when 2.9 million new jobs were created. Average hourly wages jumped by 0.5%
In U.S. Bank's market area, business should continue to expand in Cambria, Bedford, and Blair counties, but slow slightly in Somerset County, the Federal Reserve predicted. Local economic developers, however, are optimistic about the Cambria and Somerset county outlook. With planned construction of an automobile dealership and a strip mall just outside Somerset Borough, manufacturers expect a business increase within the next six months. Downtown Johnstown, which has lacked growth over the years, is part of the area's recent economic revitalization. Johnstown's 1998 building permit revenues will be nearly double the amount anticipated due to more than $10 million in construction projects. Economic developers predict that this is an indication the city is moving in the right direction. Construction in the past year includes: A $5 million UPMC Lee Regional Expansion project at the Main Street hospital, a $1.5 million Rite Aid to be built in the city's Moxham section, and a $3.5 million Social Security building on Washington Street, downtown Johnstown. Unemployment reports by the state Department of Labor and Industry show the Johnstown Metropolitan Statistical Area, which encompasses Cambria and Somerset Counties, at 5.7%, the highest in Pennsylvania. This, however, represents solid improvement from the 7.2% unemployment rate in December 1997. Unemployment in Greater Johnstown is higher than suburban Pittsburgh, Pennsylvania, and the Nation, and is also subject to a greater level of volatility.
In Three Rivers Bank's market area, new multi-family housing construction continues to surpass 1997 results in the metropolitan Pittsburgh area. A survey by the U.S. Census Bureau shows total number of building permit applications for multi-family units through the ten month period ending in October ran 15% higher than for the comparable period last year. Unemployment in the Pittsburgh region increased in October to 4.7%. The seasonally adjusted jobless rate was pushed up from September's 4.5% rate largely due to layoffs in the metals and mining industries. Job cuts in those and other sectors offset gains in trade, transportation and elsewhere. The unemployment rates for Pennsylvania and the suburban Pittsburgh region move in tandem and are more comparable to the National rate, but at a slower pace.

Employees
The Company employed approximately 857 persons as of December 31, 1998, in full- and part-time positions. Approximately 258 non-supervisory employees of U.S. Bank are represented by the United Steelworkers of America, AFL-CIO-CLC, Local Union 8204. U.S. Bank and such employees are parties to a labor contract pursuant to which employees have agreed not to engage in any work stoppage during the term of the contract which will expire on October 15, 1999. U.S. Bank has not experienced a work stoppage since 1979. The Company successfully negotiated a four-year collective bargaining agreement with the local union which took effect October 16, 1995.

Commitments and Lines of Credit
The Company's banking subsidiaries are obligated under commercial, standby, and trade-related irrevocable letters of credit aggregating $15.4 million at December 31, 1998. In addition, the subsidiary banks have issued lines of credit to customers generally for periods of up to one year. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 1998, the Company's banking subsidiaries had unused loan commitments of approximately $234.3 million.

Statistical Disclosures for Bank Holding Companies
Certain information regarding statistical disclosure for bank holding companies pursuant to Guide 3 is provided in the 1998 Annual Report to Shareholders and such pages are incorporated herein by reference. The remaining Guide 3 information is included in this Form 10-K as listed below:

     I.   Distribution of Assets, Liabilities, and Stockholders'
          Equity; Interest Rates and Interest Differential Information. This section is presented on pages 54, 55, 64, 65, 66, 67 and 68.
     II.  Investment Portfolio
          Information required by this section is presented on pages 22, 23, 79 and 80.
     III. Loan Portfolio
          Information required by this section appears on pages
          24, 25, 81  and 82.
     IV.  Summary of Loan Loss Experience
          Information required by this section is presented on pages 24, 57, 58 and 59.
     V.   Deposits
          Information required by this section follows on pages
          26, 82 and 83.
     VI.  Return on Equity and Assets
          Information required by this section is presented on page 46.
     VII. Short-Term Borrowings
          Information required by this section is presented on page 26.

Investment Portfolio
Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair value. At December 31, 1998, approximately 43% of the portfolio was categorized as held to maturity and 57% as available for sale.

The following table sets forth the book and market value of USBANCORP's investment portfolio as of the periods indicated:

Investment Securities Available for Sale at December 31     1998         1997      1996
                                                                  (In thousands)
Book Value:
     U.S. Treasury                                          $     442    $   2,496 $  10,934
     U.S. Agency                                               21,524        1,769     4,224
     State and municipal                                       11,166       13,516    21,772
     Mortgage-backed securities                               577,241      516,476   382,384
     Other securities                                          47,409       42,370    35,880
Total book value
     of investment securities available for sale             $657,782     $576,627  $455,194
Total market value
     of investment securities available for sale             $661,491     $580,115  $455,890
Investment Securities Held to Maturity at December 31        1998         1997      1996
                                                                    (In thousands)
Book Value:
     U.S. Treasury                                           $  17,207    $  16,320 $  10,198
     U.S. Agency                                                23,928       17,512    27,468
     State and municipal                                       147,628      114,733   110,287
     Mortgage-backed securities                                315,171      380,825   395,199
     Other securities                                            4,208        2,951     3,166
Total book value
     of investment securities held to maturity                $508,142     $532,341  $546,318
Total market value
     of investment securities held to maturity                $516,452     $541,093  $549,427

The total securities portfolio increased by approximately $53 million between December 31, 1997, and December 31, 1998, and by $110 million between year end 1996 and year-end 1997. The Company more aggressively purchased securities in the second half of 1998 due to expected continuation of strong cash flow from mortgage-backed securities in future months and to position the balance sheet for the net inflow of approximately $70 million in cash from the First Western Branch Acquisition which will close in the first quarter of 1999. The growth in 1997 resulted from increased balance sheet leveraging in an effort to improve return on equity performance. The securities portfolio growth occurred primarily in mortgage-backed securities as the management of the cash flow from these securities provides a significant source of liquidity to the Company. The Company also had increased purchases of municipal securities as these are a key tool used to manage the effective tax rate.
At December 31, 1998, investment securities having a book value of $628.4 million were pledged as collateral for public funds and other purposes as required by law.
The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders' equity at December 31, 1998.
Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain minor exceptions, prohibits the purchase of any investment security below a Moody's Investor Service or Standard & Poor's rating of "A." At December 31, 1998, 98.1% of the portfolio was rated "AAA" compared to 98.8% at December 31, 1997. Less than 1.0% was rated below "A" or unrated at December 31, 1998.

Loan Portfolio
The following table sets forth the Company's loans by major category as of the dates set forth below:

At December 31             1998           1997      1996      1995      1994
                                                     (In thousands)
Commercial                 $   139,751    $ 143,113 $ 138,008 $ 103,546 $116,702
Commercial loans secured
  by real estate               341,842      302,620   266,700   179,793  168,238
Real estate-mortgage<F1>       449,875      440,734   414,003   414,967  407,177
Consumer                        88,812       95,272   111,025   133,820  161,642
   Loans                     1,020,280      981,739   929,736   832,126  853,759
      Less: Unearned income      5,276        5,327     4,819     2,716    3,832
   Loans, net of
     unearned income        $1,015,004    $ 976,412  $924,917 $ 829,410 $849,927
<F1> At December 31, 1998 and 1997, real estate-construction loans constituted 4.9% and 2.3% of the Company's total loans, net of unearned income, respectively.

Total loans, net of unearned income, increased by $38.6 million, or 4.0%, between December 31, 1997, and December 31, 1998. This growth occurred in commercial mortgage loans which increased by $39.2 million, or 13.0%, and real estate-mortgage loans which grew by $9.1 million, or 2.1%. The higher loan totals in commercial mortgages resulted from increased production from both middle market and small business lending (loans less than $250,000). This improved new loan production was due primarily to more effective sales efforts which have included an intensive customer calling program and canvassing of small commercial businesses. Other factors contributing to the loan growth were a stable economic environment and the first full year results from two loan production offices in the higher growth markets of Westmoreland and Centre counties.
The Company experienced strong retail demand in both residential mortgages and home equity loans in 1997 which was a key factor contributing to the 6.5% growth rate. The formation of UBAN Mortgage Company and the opening of a U.S. Bank loan production office in Westmoreland County were other factors contributing to the increased residential mortgage loan growth in 1997.
Total residential mortgage loans were relatively flat between 1996 and 1995 as growth in adjustable-rate mortgage loans was more than offset by principal amortization in the existing fixed-rate mortgage loan portfolio. The Company is also selling the majority of new fixed-rate mortgage product to assist in asset/liability positioning and to reduce the Company's overall dependence on residential mortgage loans. Total consumer loans declined by $6.5 million or 6.8% in 1998, $15.8 million or 14.2% in 1997, and $22.8 million, or 17.0% in 1996, due to continued net run-off in the indirect auto loan portfolio. This indirect auto loan run-off has more than offset improved production of higher yielding direct consumer loans from the Company's branch offices over each of the past three years.
The amount of loans outstanding by category as of December 31, 1998, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                          More Than
                                                          One Year
                                           One Year       Through        Over           Total
                                           or Less        Five Years     Five Years     Loans
                                                             (In thousands, except ratios)
Commercial                                 $     35,265   $     64,421   $     40,065   $  139,751
Commercial loans secured by real estate          38,738        125,319        177,785      341,842
Real estate-mortgage                             20,469         71,180        358,226      449,875
Consumer                                         14,697         53,758         20,357       88,812
Total                                       $   109,169    $   314,678    $   596,433   $1,020,280
Loans with fixed-rate                       $    42,442    $   250,565    $   385,423   $  678,430
Loans with floating-rate                         66,727         64,113        211,010      341,850
Total                                       $   109,169    $   314,678    $   596,433   $1,020,280
Percent composition of maturity                    10.7%          30.8%          58.5%       100.0%
Fixed-rate loans as a percentage of total loans                                               66.5%
Floating-rate loans as a percentage of total loans                                            33.5%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.
At December 31, 1998, 66.5% of total loans were fixed-rate which was comparable with the prior year. The stability in the fixed-rate percentage between years reflects continued customer preference for fixed-rate loans in this overall low interest rate environment. Also, a good portion of the commercial real estate loan growth has occurred in the five year fixed-rate area. For additional information regarding interest rate sensitivity, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Interest Rate Sensitivity."

Deposits
The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three calendar years:

                                   1998                  1997                  1996
                                   Amount         Rate   Amount          Rate  Amount         Rate
                                                  (In thousands, except rates)
Demand - non-interest bearing      $   159,515    -%     $   143,767     -%    $   140,574    -%
Demand - interest bearing               89,890    0.99        90,179     0.99       81,233    1.17
Savings                                171,769    1.52       185,959     1.69      209,054    1.69
Money markets                          167,758    3.60       153,345     3.71      144,718    3.44
Other time                             581,351    5.39       580,720     5.66      586,874    5.56
Total deposits                      $1,170,283    4.05%   $1,153,970     4.21% $ 1,162,453    4.12%

Total deposits increased by $16.3 million or 1.4% in 1998 due to the acquisition in June of 1998 of two National City branch offices with $27 million of deposits. The Company's average deposits decreased by $8.5 million or 0.7% in 1997 due to management's application of a consistent pricing strategy which emphasized profitable net interest margin management rather than increased deposit size. Customer movement toward mutual funds due to the strong returns offered by these products in a rising stock market also contributed to the deposit decline. The drop in deposits occurred primarily in savings accounts. The growth in demand deposits over each of the past two years reflects the success of new business generated in conjunction with the increased commercial lending activity.

The following table indicates the maturities and amounts of
certificates of deposit issued in denominations of $100,000 or more as of December 31, 1998:
Maturing in:
                                   (In thousands)
Three months or less                   $26,876
Over three through six months            3,821
Over six through twelve months           4,192
Over twelve months                       4,554
Total                                  $39,443

ITEM 2. PROPERTIES
The principal offices of the Company and U.S. Bank occupy a five-story building at the corner of Main and Franklin Streets in Johnstown plus several floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 33 other locations which are owned in fee. Fourteen additional locations are leased with terms expiring from April 30, 1999, to March 31, 2008.

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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS
Information relating to the Company's Common Stock is presented on pages 32 and 45. As of January 31, 1999, the Company had 5,321 shareholders of its Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
Information required by this section is presented on page 46 and 47.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information required by this section is presented on pages 49 to 70.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK
For information regarding the market risk of the Company's financial instruments, see "Interest Rate Sensitivity" in the MD&A presented on pages 65 to 68. The Company's principal market risk exposure is to interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information required by this section is presented on pages 13 to 40.

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

PART IV
ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K
Consolidated Financial Statements Filed:
The consolidated financial statements listed below are from the 1998 Annual Report to Shareholders and Part II - Item 8. Page references are to said Annual Report.

Consolidated Financial Statements:
USBANCORP, Inc. and Subsidiaries
   Consolidated Balance Sheet, 13
   Consolidated Statement of Income, 14
   Consolidated Statement of Comprehensive Income, 15
   Consolidated Statement of Changes in Stockholders' Equity, 16
   Consolidated Statement of Cash Flows, 17
   Notes to Consolidated Financial Statements, 19
   Statement of Management Responsibility, 41
   Report of Independent Public Accountants, 42

Consolidated Financial Statement Schedules:
These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

Reports on Form 8-K:
There were no reports on Form 8-K for the quarter ended December
31, 1998.

Exhibits:
The exhibits listed below are filed herewith or to other filings.

Exhibit                                      Prior Filing or Exhibit
Number    Description                        Page Number Herein
3.1       Articles of Incorporation,
          as amended on February 24, 1995.   Exhibit III, Part II to Form S-14
                                             File No. 2-79639
                                             Exhibit 4.2 to Form S-2
                                             File No. 33-685
                                             Exhibit 4.3 to Form S-2
                                             File No. 33-685
                                             Exhibit 4.1 to Form S-3
                                             File No. 33-56604
3.2        Bylaws, as amended and
           restated on February 24, 1995.    Exhibit IV, Part II to Form S-14
                                             File No. 2-79639
                                             Exhibit 3.2
4.1        Rights Agreement, dated as
           of February 24, 1995, between     Exhibit 1 to Form 8-A
           USBANCORP, Inc. and USBANCORP     Dated March 1, 1995
           Trust Company, as Rights Agent.

10.2       Agreement, dated June 22, 1994,
           between USBANCORP, Inc.           Exhibit 10.2 to 1994 Form 10-K
           and Terry K. Dunkle.              Filed March 22, 1995

10.3       Agreement, dated October 25,
           1994, between USBANCORP,          Exhibit 10.3 to 1994 Form 10-K
           Inc. and W. Harrison Vail.        Filed March 22, 1995

10.6       Loan Agreement, dated December
           19, 1997, between                 Exhibit 10.6 to 1997 Form 10-K
           USBANCORP, Inc. and PNCBANK.      Filed March 24, 1998

10.7       Agreement, dated October 25,
           1994, between USBANCORP,          Exhibit 10.7 to 1994 Form 10-K
           Inc. and Orlando B. Hanselman.    Filed March 22, 1995

10.8       1991 Stock Option Plan, dated
           August 23, 1991, as amended       Exhibit 10.8 to 1994 Form 10-K
           and restated on February 24,      Filed March 22, 1995
           1995.

10.9       Agreement, dated December 1,
           1994, between USBANCORP,          Exhibit 10.9 to 1994 Form 10-K
           Inc. and Ronald W. Virag.         Filed March 22, 1995

10.10      Agreement, dated July 15,
           1994, between USBANCORP,          Exhibit 10.10 to 1994 Form 10-K
           Inc. and Kevin J. O'Neil.         Filed March 22, 1995
10.11      Collective Bargaining Agreement,
           dated October 16, 1995,           Exhibit 10.1 to Form 8-K/A
           between United States National    Dated March 1, 1996
           Bank in Johnstown and Steel
           Workers of America, AFL-CIO-CLC
           Local Union 8204.

13         1998 Annual Report to Shareholders. Page 1

22         Subsidiaries of the Registrant.    Below

24.1       Consent of Arthur Andersen LLP

EXHIBIT A
(22) Subsidiaries of the Registrant
                                        Percent             Jurisdiction
Name                                    of Ownership        of Organization
U.S. Bank                               100%                Commonwealth of
Main and Franklin Streets                                   Pennsylvania
P.O. Box 520
Johnstown, PA 15907

Three Rivers Bank and Trust Company     100%                Commonwealth of
633 State Route 51, South                                   Pennsylvania
Jefferson Borough
P.O. Box 10915
Pittsburgh, PA 15236

United Bancorp Life Insurance Company   100%                State of Arizona
101 N. First Avenue  #2460
Phoenix, AZ 85003

USBANCORP Trust Company                 100%                Commonwealth of
Main and Franklin Streets                                   Pennsylvania
P.O. Box 520
Johnstown, PA 15907

UBAN Associates, Inc.                   100%                Commonwealth of
110 Regent Court, Suite 104                                 Pennsylvania
State College, PA 16801

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,
thereunto duly authorized.
                                                           USBANCORP, Inc.
                                                           (Registrant)
Date: February 26, 1999  By:    /s/Terry K. Dunkle
                                   TERRY K. DUNKLE
                                   Chairman, President
                                   and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on
February 26, 1999:

/s/  Terry K. Dunkle
     TERRY K. DUNKLE, Chairman, President
                      and Chief Executive Officer; Director
/s/  Jeffrey A. Stopko
     JEFFREY A. STOPKO, Senior Vice President
                        and Chief Financial Officer
/s/  Jerome M. Adams
     JEROME M. ADAMS, Director
/s/  Clifford A. Barton
     CLIFFORD A. BARTON, Director
/s/  Michael F. Butler
     MICHAEL F. BUTLER, Director
/s/  James C. Dewar
     JAMES C. DEWAR, Director
/s/  James M. Edwards, Sr.
     JAMES M. EDWARDS, SR., Director

     RICHARD W. KAPPEL, Director
/s/  Margaret A. O'Malley
     MARGARET A. O'MALLEY, Director
/s/  Mark E. Pasquerilla
     MARK E. PASQUERILLA, Director
/s/  Jack Sevy
     JACK SEVY, Director
/s/  Thomas C. Slater
     THOMAS C. SLATER, Director
/s/  James C. Spangler
     JAMES C. SPANGLER, Director
/s/  Robert L. Wise
     ROBERT L. WISE, Director

USBANCORP, INC.
directors, general officers, advisory board, community offices, and shareholder information

This page left intentionally blank

USBANCORP, Inc.
Board of Directors

Jerome M. Adams
   Senior Partner,
   Adams, Myers & Baczkowski
   Attorneys-at-Law
Clifford A. Barton
   Retired; Former Chairman,
   President & CEO,
   USBANCORP, Inc.
Michael F. Butler
   Business Consultant &
   Attorney-at-Law
James C. Dewar
   President & CEO,
   Geo. C. Dewar, Inc.;
   Retired President
   & CEO, Dewar's
   Car World
Terry K. Dunkle
   Chairman, President & CEO,
   USBANCORP, Inc.
James M. Edwards, Sr.
   Retired President & CEO,
   WJAC, Incorporated
Richard W. Kappel
   Retired CEO,
   Secretary & Treasurer,
   Wm. J. Kappel Wholesale Co.

Margaret A. O'Malley
   Attorney-at-Law
   Yost & O'Malley
Mark E. Pasquerilla
   Vice Chairman & President,
   Crown American
   Realty Trust
Jack Sevy
   Retired; Former Owner
   & Operator,
   New Stanton West
   Auto/Truck Plaza
Thomas C. Slater
   Owner, President &
   Director,
   Slater Laboratories, Inc.
   Clinical Laboratory
James C. Spangler
   Retired; Former Owner,
   Somerset Auction and
   Transfer, Inc.
Robert L. Wise
   President,
   GPU International, Inc.,
   GPU Power, Inc., and
   GPU Generation, Inc.

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

U.S. Bank
Board of Directors
Clifford A. Barton
   Retired; Former Chairman, President
   & CEO, USBANCORP, Inc.
Michael F. Butler
   Business Consultant &
   Attorney-at-Law
William F. Casey
   CEO, Conemaugh
   Health System, Inc.
Edward J. Cernic, Sr.
   President,
   Cernic Enterprises, Inc.
Daniel R. DeVos
   President and CEO,
   Concurrent Technologies Corporation
James C. Dewar
   President & CEO,
   Geo. C. Dewar, Inc.; Retired
   President & CEO, Dewar's Car World
Bruce E. Duke III, M.D.
   Surgeon, Valley Surgeons
Terry K. Dunkle
   Chairman, President & CEO,
   USBANCORP, Inc.
James M. Edwards, Sr.
   Retired President & CEO,
   WJAC, Incorporated
Orlando B. Hanselman
   President & CEO,
   U.S. Bank,
   and Executive Vice President,
   USBANCORP, Inc.
Kim W. Kunkle
   President & CEO,
   Laurel Holding Company
Rev. Christian R. Oravec
   President,
   St. Francis College
Margaret A. O'Malley
   Attorney-at-Law
   Yost & O'Malley
Mark E. Pasquerilla
   Vice Chairman & President,
   Crown American
   Realty Trust
Howard M. Picking, III
   President,
   The Picking Company
Sara A. Sargent
   President,
   The Sargent's Group

Fred R. Shaffer
   Senior Pharmacist/Director,
   Findley's Pharmacy, Inc.
Thomas C. Slater
   Owner, President &
   Director,
   Slater Laboratories, Inc.
   Clinical Laboratory
James C. Spangler
   Retired; Former Owner,
   Somerset Auction and
   Transfer, Inc.
Robert L. Wise
   President,
   GPU International, Inc.,
   GPU Power, Inc., and
   GPU Generation, Inc.

General Officers
Terry K. Dunkle
   Chairman of the Board
Orlando B. Hanselman
   President &
   Chief Executive Officer
Leo J. Fronczek
   Senior Vice President,
   Management Information
   Systems & Security Officer
Jeryl L. Graham
   Senior Vice President,
   Lending & Leasing
Wayne A. Kessler
   Senior Vice President,
   Community Banking
Douglas B. Bickmore
   Vice President &
   Commercial Equipment
   Leasing Manager
James S. Bubenko
   Vice President & Manager
   of Retail Credit Operations
Timothy D. McDonald
   Vice President,
   Life Insurance and Annuities
Mark D. Shelhammer
   Vice President,
   Community Banking


Directors Emeriti
John N. Crichton
John L. Williams

Advisory Board
Orlando B. Hanselman, Chairman
Edward J. Cernic
David N. Crichton
George B. Kaufman
Mark Miller
William C. Polacek
David J. Rizzo
Carl R. Sax

Three Rivers Bank
Board of Directors
Jerome M. Adams
   Senior Partner,
   Adams, Myers, & Baczkowski
   Attorneys-at-Law
Clifford A. Barton
   Retired; Former Chairman,
   President & CEO,
   USBANCORP, Inc.
Terry K. Dunkle
   Chairman, President &
   CEO, USBANCORP, Inc.
J. Terrence Farrell
   Attorney-at-Law
Marylouise Fennell, Ed.D.
   Higher Education Consultant
James R. Ferry
   President,
   Ferry Electric Company
   Electrical Contractor
Richard W. Kappel
   Retired; CEO,
   Secretary & Treasurer,
   Wm. J. Kappel Wholesale Co.
Stephen I. Richman
   Senior Partner,
   Ceisler, Richman, Smith
   Law Firm
Edward W. Seifert
   Attorney-at-Law, Partner,
   Reed, Smith, Shaw & McClay
Jack Sevy
   Retired; Former Owner & Operator,
   New Stanton West
   Auto/Truck Plaza
W. Harrison Vail
   President & CEO,
   Three Rivers Bank &
   Trust Company

General Officers
Terry K. Dunkle
   Chairman of the Board
W. Harrison Vail
   President &
   Chief Executive Officer
James G. Caliendo
   Senior Vice President,
   Community Banking, Planning
   & Business Development
Thomas J. Chunchick
   Senior Vice President,
   CRA, Compliance &
   Branch Operations
Harry G. King
   Senior Vice President,
   Bank Support Services
Louis S. Klippa
   Senior Vice President &
   Chief Operating Officer
Vincent W. Locher
   Senior Vice President &
   Chief Commercial Loan Officer
James F. Ackman
   Vice President,
   Retail Lending
Richard L. Barron
   Vice President,
   Human Resources

Fred Geisler
   Vice President,
   Mortgage Lending
Patricia M. Smarra
   Vice President,
   Operations
Robert J. Smerker
   Vice President,
   Operations, Bank Secrecy
   Act Officer &
   Assistant Secretary
Mary Pat Soltis
   Vice President,
   Sales & Business Development
Hudson Stoner
   Vice President,
   Small Business Center

Directors Emeriti
J. Paul Farrell
William R. Hoag

USBANCORP Trust Company
Board of Directors
Jerome M. Adams
   Senior Partner,
   Adams, Myers & Baczkowski
   Attorneys-at-Law
Clifford A. Barton
   Retired; Former Chairman, President
   & CEO, USBANCORP, Inc.
John N. Crichton
   Chairman, Concurrent
   Technologies Corporation
Terry K. Dunkle
   Chairman, President & CEO,
   USBANCORP, Inc.
J. Terrence Farrell
   Attorney-at-Law
William M. George
   President, PA AFL-CIO
Richard W. Kappel
   CEO, Secretary & Treasurer,
   Wm. J. Kappel Wholesale Co.
Kim W. Kunkle
   President & CEO,
   Laurel Holding Company
Rev. Christian R. Oravec
   President, St. Francis College
Fred R. Shaffer
   Senior Pharmacist/Director,
   Findley's Pharmacy, Inc.
W. Harrison Vail
   President & CEO,
   Three Rivers Bank
   & Trust Company
Ronald W. Virag, CTFA
   President & CEO,
   USBANCORP Trust Company
Robert L. Wise
   President,
   GPU Generation, Inc.

General Officers
Terry K. Dunkle
   Chairman of the Board
Orlando B. Hanselman
   Vice Chairman
Ronald W. Virag, CTFA
   President &
   Chief Executive Officer
Jeffrey A. Stopko, CPA
   Treasurer
David L. Mordan, CPA
   Senior Vice President &
   Manager of Institutional
   Trust Services
Gerald R. Baxter, CPA, CTFA
   Vice President &
   Manager of Personal Trust Services
Nicholas E. Debias, Jr.
   Vice President, Institutional Trust
Frank J. Lapinsky
   Vice President &
   Trust Investment Officer
James P. McCarthy, CPA
   Vice President, Tax & Financial Planning
Carol D. Stern, CTFA
   Vice President, Personal Trust
William S. Townsend
   Vice President &
   Trust Investment Officer
M. Randolph Westlund, CFA
   Vice President &
   Chief Investment Officer

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

UBAN Associates, Inc., Office
110 Regent Court, Suite 104
State College, PA 16801-7966

U.S. Bank
OFFICE LOCATIONS
a    Main Office Downtown
     216 Franklin Street
     P.O. Box 520
     Johnstown, PA 15907-0520
     (814) 533-5300
a    Westmont Office
     110 Plaza Drive
     Johnstown, PA 15905-1211
     (814) 255-6836
a    University Heights Office
     1404 Eisenhower Boulevard
     Johnstown, PA 15904-3280
     (814) 266-9691
a    East Hills Office
     1219 Scalp Avenue
     Johnstown, PA 15904-3182
     (814) 266-3181
a    Eighth Ward Office
     1059 Franklin Street
     Johnstown, PA 15905-4303
     (814) 535-8317
     West End Office
     163 Fairfield Avenue
     Johnstown, PA 15906-2392
     (814) 533-5436
a    Carrolltown Office
     101 S. Main Street
     Carrolltown, PA 15722-0507
     (814) 344-6501
a    Barnesboro Office
     103 10th Street
     Barnesboro, PA 15714-1342
     (814) 948-9540
     Ebensburg Office
     104 S. Center Street
     Ebensburg, PA 15931-1656
     (814) 472-8706
a    Lovell Park Office
     179 Lovell Avenue
     Ebensburg, PA 15931-0418
     (814) 472-5200
     Nanty Glo Office
     928 Roberts Street
     Nanty Glo, PA 15943-1303
     (814) 749-9227
     Nanty Glo Drive-In
     1383 Shoemaker Street
     Nanty Glo, PA 15943-1252
     (814) 749-0955
a    Galleria Mall Office
     500 Galleria Drive Suite 100
     Johnstown, PA 15904-8911
     (814) 266-5969
a    St. Michael Office
     900 Locust Street
     St. Michael, PA 15951-0393
     (814) 495-5514
a    Coalport Office
     Main Street, P.O. Box 356
     Coalport, PA 16627-0356
     (814) 672-5303
*    Seward Office
     #1, Roadway Plaza
     Seward, PA 15954-9501
     (814) 446-5655
a    Windber Office
     1501 Somerset Avenue
     Windber, PA 15963-1745
     (814) 467-4591
     Central City Office
     104 Sunshine Avenue
     Central City, PA 15926-1129
     (814) 754-4141
a    Somerset Office
     108 W. Main Street
     Somerset, PA 15501-2035
     (814) 445-4193
a    Derry Office
     112 South Chestnut Street
     Derry, PA 15627-1938
     (724) 694-8887
a    Mobile Branch
     U.S. Bank operates a Mobile Bank Branch that circulates to various businesses and locations throughout the Bank's service area on a scheduled basis.

Three Rivers Bank
OFFICE LOCATIONS
a    Boston Office
     1701 Boston Hollow Road
     McKeesport, PA 15135-1217
     (412) 754-2014
     Braddock Office
     823 Braddock Avenue
     Braddock, PA 15104-1714
     (412) 351-0400
a    Century III Office
     269 Clairton Boulevard
     Pittsburgh, PA 15236-1499
     (412) 653-7199
a    Franklin Mall Office
     1500 W. Chestnut Street
     Washington, PA 15301-5871
     (724) 228-0065
     Glassport Office
     600 Monongahela Avenue
     Glassport, PA 15045-1608
     (412) 664-8760
a    Jefferson Borough Office
     Route 51, South
     P.O. Box 10915
     Pittsburgh, PA 15236-0915
     (412) 382-1000
     Liberty Boro Office
     3107 Liberty Way
     McKeesport, PA 15133-2198
     (412) 664-8707
     McKeesport Office
     500 Fifth Avenue
     McKeesport, PA 15132-2500
     (412) 664-8715
a    Motor Bank
     1415 Fifth Avenue
     McKeesport, PA 15132-2427
     (412) 664-8755
a    Port Vue Office
     1194 Romine Avenue
     McKeesport, PA 15133-3596
     (412) 664-8975
a    Rainbow Village Office
     1 Rainbow Village
     Shopping Center
     White Oak, PA 15131-2415
     (412) 664-8771
a    South Strabane Office
     590 Washington Road
     Washington, PA 15301-9621
     (724) 225-9800
a    University Office
     2016 Eden Park Boulevard
     McKeesport, PA 15132-7619
     (412) 664-8780
     Lawrenceville
     4319 Butler Street
     Pittsburgh, PA 15201-3094
     (412) 681-8390
a    Kiski
     451 Hyde Park Road
     Leechburg, PA 15656-9458
     (724) 845-8642
a    New Kensington
     2 Feldarelli Square
     2300 Freeport Road
     New Kensington, PA 15068-4669
     (724) 335-9811
a    North Side
     600 East Ohio Street
     Pittsburgh, PA 15212-5588
     (412) 231-4300
a    Northway Mall
     1002 Northway Mall
     Pittsburgh, PA 15237-3098
     (412) 364-8692
a    Monroeville
     2681 Moss Side Boulevard
     Monroeville, PA 15146-3394
     (412) 856-8431
a    North Versailles
     Great Valley Shopping Center
     500 Lincoln Highway
     North Versailles, PA 15137-1524
     (412) 829-1360
a    Carrick
     1817 Brownsville Road
     Pittsburgh, PA 15210-3999
     (412) 881-3500
a    Bethel Park
     2739 South Park Road
     Bethel Park, PA 15102-3805
     (412) 835-2100
a    Finleyville
     3576 Sheridan Avenue
     Finleyville, PA 15332-1018
     (724) 348-6626
a    Jeannette
     401 Clay Avenue
     Jeannette, PA 15644-2124
     (724) 527-1501
a = 24-Hour Banking Available

Remote Banking Locations
Main Office, Main & Franklin Streets,
      Johnstown
Lee Hospital, Main Street, Johnstown
The Galleria, Johnstown
BiLo Supermarket, Scalp Avenue,
      Johnstown
Derry BP - Pit Stop Quick Shop, Derry
Robyn's Shoppe, Nanty Glo
Hill's, 7005 Clairton Rd., West Mifflin
Gogas Service Station, Cairnbrook
Community College of Allegheny
      County, North Campus, Pittsburgh
Community College of Allegheny County,
      Allegheny Campus, Pittsburgh
Shop & Save, Ohio Avenue, Glassport
Washington Mall, Oak Springs Road,
      Washington

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

Herzog, Heine, Geduld, Inc.
525 Washington Boulevard
Jersey City, NJ 07310
Telephone: (212) 908-4156

Legg Mason Wood Walker, Inc.
969 Eisenhower Boulevard
Oak Ridge East
Johnstown, PA 15904
Telephone: (814) 266-7900

F. J. Morrissey & Co., Inc.
1700 Market Street
Suite 1420
Philadelphia, PA 19103-3913
Telephone: (215) 563-8500

Keefe Bruyette & Woods, Inc.
Two World Trade Center
85th Floor
New York, NY 10048
Telephone: (800) 342-5529

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

Shareholder Data
As of January 31, 1999, there were 5,321 shareholders of common stock and 13,508,353 shares outstanding. Of the total shares outstanding, approximately 662,030 or 5% are held by insiders (directors and executive officers) while approximately 3,545,044 or 26% are held by institutional investors (mutual funds, employee benefit plans, etc.).

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

ANNEX A TO USBANCORP, INC. 1998 ANNUAL REPORT & FORM
10-K

The following is a listing of the graphs presented in USBANCORP, Inc.'s 1998 Annual Report & Form 10-K.

Page 2: The following six graphs present Financial
Highlights-At A Glance:

         The top left graph is a bar graph showing the Company's diluted earnings per share:

         1994          1995       1996           1997
           1998
        0.73%         0.96%    1.28%        1.54% 1.48%

Earnings per share growth is a key determinant of shareholder value and the Company s ongoing financial soundness. Over the past five years, USBANCORP's annual rate of earnings per share growth has approximated 12%.

The middle left graph is a bar graph showing dividends per common share:

        1994         1995      1996          1997      1998
       $0.32    $0.35     $0.46         $0.53          $0.60

   USBANCORP's believes that growing common dividend payment is an important component of total shareholder return. USBANCORP s dividends paid to shareholders have increased at an average annual rate of approximately 17% over the past five years. The
Company declared, for the third consecutive year, a special dividend which amounted to $0.06 per share in 1998.

The bottom left graph is an area graph showing non-performing assets as a percentage of loans and OREO at December 31 for the periods presented:

        1994             1995        1996    1997      1998
        0.91%           1.13%       0.92%    0.89%          0.77%

   Asset quality is critical to a bank's safety and ongoing earnings power. Non-performing assets are those loans and foreclosed properties that are not generating income and represent collection risk.
USBANCORP's non-performing asset ratio continued to trend downward in 1998 and remained favorably lower than peer.

The top right graph is a bar graph showing the Company's return on equity for the periods presented:

         1994        1995        1996    1997          1998
         8.92%    11.03%   13.36%  15.00%    14.13 %

   Return on equity (ROE) is a standard measurement of a company s profitability. USBANCORP has a disciplined ROE focus throughout all organizational levels and business lines within the Company.
USBANCORP achieved a 14.13% ROE in 1998.

The middle right graph is an bar graph showing treasury stock buy-back (dollar value of shares):

        1994           1995     1996    1997      1998
        3,064,000   7,943,000       8,531,000
11,637,000      30,346,000

USBANCORP uses an active treasury stock repurchase program to enhance both return on equity and earnings per share performance. During 1998, the Company returned $30 million to its shareholders through open market repurchases of 1.2 million shares of USBANCORP common stock. Improved liquidity in our stock resulting from the 3 for 1 stock split completed in July was one factor contributing to the increased number of shares repurchased in 1998.

The bottom right graph is a bar graph showing the Company's non-interest income to total revenue for the periods presented:

         1994        1995        1996    1997          1998
         17.90%    22.80%   23.40% 23.20%    26.60%

To help battle the earning s pressures resulting from shrinking net interest margins, USBANCORP has strategically focused on growing non-interest revenue.
Non-interest income grew by 17% in 1998 and contributed to the non-interest income to total revenue ratio improving to 26.6%. The Company has targeted a non-interest income to total revenue ratio of 30% as a critical strategic goal needed to diversify our revenue stream and generate future earnings per share growth.

Page 4: The top left graph is a bar graph showing common stock price per share at December 31:

        1994     1995     1996      1997         1998
       $7.00   $11.00  $13.92   $23.33     $19.88

The bottom left graph is an bar graph showing treasury stock buy-back (number of shares):

        1994           1995     1996    1997      1998
        3,064,000   7,943,000       8,531,000
11,637,000      30,346,000

Page 5: Appearing in the margin is a "call out" reflecting the quote:

 My husband and I actually paid a higher rate of interest to get our refinancing done at Three Rivers
Bank. We were willing to pay the extra percent in exchange for the personalized services we received.
Cindy  Sollosi, Findleyville, PA

Page 6: Appearing in the top left margin is a "call out" reflecting the quote:

 I am well-satisfied with the services of USNB
Financial Services.  I recently converted my IRAs over
to a mutual fund account.  If the bank did not have
this service available, I would have taken my money to
a brokerage firm.  I rely on a reputable bank that I
trust to provide me with good information.   Thomas
Heider, Davidsville, PA.

 Appearing in the bottom left margin is a "call out" reflecting the quote:

 The high level of service at a reasonable cost makes
USBANCORP Trust Company our  provider of choice for our
401(k) Pension Plan.   Ed Johnson, Manager, Human
Resources Retirement Plan Trustee T.W. Phillips Gas and
Oil Co., Butler, PA.

Page 7: Appearing in the top left margin is a "call out" reflecting the quote:

 From a business standpoint the U.S. Bank Bank Mobile is fantastic. From a community standpoint it s a real asset and convenience to the people who live here (in
Nicktown, PA).  Joe Shimko, Nicktown, PA.

 Appearing in the bottom left margin is a "call out" reflecting the quote:

 My husband and I both work full-time. Getting to a bank during normal working hours is next to impossible.
A few months ago I started using the services of the Three Rivers Bank Call Center and have been completely satisfied with the convenience and flexibility.
Nancy Engle, Washington, PA.

Page 8: Appearing in the top left margin is a "call out" reflecting the quote:

The financial support provided by U.S. Bank and the
volunteer and leadership support from employees helps
make the Johnstown Folkfest a continuing success. The
Folkfest is the premier event which brings together the
entire community to celebrate and showcase our rich
heritage.   Richard Burkert, Executive Director,
Johnstown Area Heritage Association (JAHA), Johnstown,
PA.

Appearing in the bottom left margin is a "call out" reflecting the quote:

 After participating in the U.S. Bank - sponsored Year
2000 seminar, we knew where and how to start taking more pro-active measures to ensure compliance. Ellen
Zalevsky, Chief Financial Officer, Westmoreland Housing
Authority, Greensburg, PA.


Page 9: The top left graph is a bar graph showing the Company's return on equity for the periods presented:

         1994        1995        1996    1997          1998
         8.92%      11.03%       13.36%   15.00%      14.13 %

Page 10: This page shows a service area map showing the Company s six county area and also a closeup map with the location of the branches.

Page 45: The bottom left graph is a bar graph showing dividends per common share:

        1994         1995      1996          1997      1998
       $0.32        $0.35     $0.46         $0.53      $0.60

               The graph at the bottom right is area
graph showing market capitalization at December 31 (in thousands):

     1994          1995      1996        1997          1998
    $117,225    $175,246     $212,132    $357,241      $268,625

Page 49:   The top left graph is a bar graph showing
net income (in thousands):

         1994          1995          1996          1997     1998
        $13,320       $15,803      $20,019    $23,497     $21,144

           The graph at the bottom left is an bar graph showing total common shares outstanding at December 31:

        1994        1995         1996            1997        1998
 16,745,685   15,931,467      15,243,012    14,681,154      13,512,317

Page 50: The top left graph is a bar graph showing diluted earnings per share:

        1994     1995     1996     1997       1998
       $0.73    $0.96    $1.28     $1.54     $1.48

           The bottom left graph is a bar graph showing
the Company's return on equity for the periods
presented:
         1994      1995        1996     1997      1998
         8.92%    11.03%       13.36%  15.00%    14.13%

Page 51: The top left graph is a bar graph showing average loans to average deposits ratio for the periods presented:

          1994      1995      1996     1997      1998
          71.87%    69.15%   74.35%   83.81%     87.57%

     The graph at the bottom left is a bar graph showing tax equivalent net interest income (NII) in thousands and data points showing the net interest margin (NIM) percentage:

             1994     1995     1996      1997       1998
  NII     $57,564  $58,954   $64,092    $69,798   $68,106
  NIM      4.03%    3.45%     3.52%      3.43%     3.17%

Page 52:   The top left graph is a pie chart showing
the liability funding mix at December 31, 1998:

                Deposits         51%
                Borrowing        42%
                Equity            7%

                 The graph at the bottom left is a pie
chart showing loan portfolio composition at December
31, 1998, by loan type:

                Commercial 13%
                Commercial secured by real estate 32%
                Real estate - mortgage 47%
                Consumer 8%

Page 53:     The graph at the top left is a pie chart
showing the deposit composition at December 31, 1998:

             DDA   14%,               CD's        49%
             Savings & NOW    22%,    Money market  15%

               The bottom left graph is a area graph
showing net interest margin dollars (in thousands):

             1994        1995          1996       1997      1998
          $55,918         56,147     61,138     66,859    $65,230

             The bottom right graph is a bar graph
showing net interest margin percentage:

             1994        1995          1996       1997       1998
             4.03%       3.45%         3.52%      3.43%      3.17%

Page 56: The top left graph is an area graph showing non-performing assets as a percentage of loans and OREO at December 31 for the periods presented:

        1994             1995        1996    1997      1998
        0.91%           1.13%       0.92%    0.89%     0.77%

            The bottom left graph is an bar graph
showing the allowance for loan losses as a percentage of total non-performing assets at December 31 for the periods presented:

        1994      1995          1996         1997          1998
        197.32%    158.22%      153.72%     136.75%        130.22

Page 57: The top left graph is an area graph showing the allowance for loan losses as a percentage of loans at December 31 for the periods presented:

        1994           1995      1996        1997       1998
        1.80%        1.79%       1.42%      1.22%      1.01%

Page 58: The top left graph is a bar graph showing the loan loss provision as a percentage of average loans:

        1994        1995     1996       1997     1998
        (0.34%)   0.03%     0.01%      0.02%   0.06%

             The bottom left graph is a bar graph
showing the net charge-offs as a percentage of average loans:

        1994      1995    1996     1997      1998
        0.04%     0.08%   0.20%   0.14%      0.19%

Page 59: The top left graph is an bar graph showing non-interest income (in thousands):

        1994     1995       1996         1997        1998
       $8,187  $16,543     $18,689     $20,203     $23,689

                   The bottom  left graph is a bar
graph showing the Company's non-interest income to total revenue for the periods presented:

         1994        1995        1996    1997          1998
         17.90%    22.80%       23.40%   23.20%      26.60%

Page 60: The top left graph is a bar graph showing the Company's SMC residential mortgage loans originated (in thousands) for the periods presented:

          1994      1995           1996        1997         1998
         $85,469    $147,254      $205,085   $253,418    $449,739

                The bottom left graph is a bar graph
showing trust fee income (in thousands):

        1994     1995     1996      1997       1998
       $3,023   $3,395   $3,708   $4,022    $4,430

Page 61: The top left graph is an bar graph showing the components of non-interest income (in thousands):

                      1994    1995     1996      1997       1998
   All other         $492    $7,780   $8,345    $8,746      $11,461
   Deposit
    service
    charges          $2,779  $2,937   $3,264  $3,323        $3,409
   Mortgage
    Banking
    Revenue          $1,893  $1,431   $3,372  $4,112        $4,339
   Trust fees        $3,023  $3,395   $3,708  $4,022        $4,430

              The bottom left graph is a bar graph
showing non-interest expense (in thousands):

        1994        1995       1996         1997        1998
       $49,519     $50,557     $52,474      $54,104    $59,200

Page 62: The top left graph is an bar graph showing the components of non-interest expense (in thousands):

                        1994       1995      1996       1997        1998
  All other             $14,605    $15,278   $17,057    $15,860     $18,674
 Goodwill &
   Core Dep.
   Amortization         $ 1,805    $2,473    $2,360    $2,356       $2,308
 Occupancy
   Equipment            $ 7,222    $ 7,507   $7,574    $7,691       $8,111
  Salaries &
  benefits              $23,311    $25,305   $25,483   $28,197      $30,427

            The bottom left graph is a bar graph
showing net overhead expense as a percentage of net interest income (excluding net security gains and losses):


                1994      1995     1996        1997      1998
                60.67%    60.58%   53.71%      49.70%    56.55%

Page 64: The top left graph is a bar graph showing the Company s efficiency ratio for the periods presented:

                 1994      1995      1996        1997      1998
                75.31%     66.97%    63.39%      60.11%    64.84%

     The bottom left graph is a bar graph showing the Company's income per employee for the periods presented:

         1994       1995         1996        1997        1998
        $15,429     $20,915      $26,604     $30,721     $27,682

Page 65:    The graph at the top left is a bar graph
showing total assets at December 31 for the periods presented (in thousands):

        1994  $1,788,890
        1995  $1,885,372
        1996  $2,087,112
        1997  $2,239,110
        1998  $2,377,081

                  The graph at the bottom left is bar
graph showing total loans at December 31 for the periods presented (in thousands):

     1994         1995         1996         1997            1998
    $868,004      $834,634     $939,726     $989,575        $1,066,321

Page 67: The top left graph is an bar graph showing the Company's one year GAP ratio at December 31 for the periods presented:

        1994    1995    1996     1997   1998
        0.79x   0.86x   0.79x     0.88x 1.03x

                The graph at the bottom left is a pie
chart showing the deposit composition at December 31, 1998:

             DDA     14%,             CD's      49%
             Savings & NOW    22%,    Money market  15%

Page 68: The top left graph is a pie chart showing the liability funding mix at December 31, 1998:

                Deposits         51%
                Borrowing        42%
                Equity            7%

                 The bottom left graph is a pie chart
showing the investment portfolio liquidity (scheduled maturities) at December 31, 1998:

       Less than 1 year is 7%
       Greater than 1 year but less than 5 years is 38%
       Greater than 5 year but less than 10 years is 25%
       Greater than 10 years is 30%

Page 69: The top left graph is an area graph showing asset leverage ratio compared to the management minimum target of 6%:

          1994       1995      1996         1997       1998
          6.64%      6.63%     6.51%        6.25%      6.62%

              The bottom left graph is a bar graph
showing the Company's total risk- based capital ratio at December 31 compared to a regulatory requirement of 8.00%:

        1994       1995        1996        1997     1998
        13.70%     14.88%      14.16%      14.12%   14.52%

Page 70: The top left graph is an bar graph showing treasury stock buy-back (dollar value of shares):

        1994           1995         1996        1997            1998
        3,064,000      7,943,000    8,531,000   11,637,000      30,346,000

               The bottom left graph is a pie chart
showing 1998 net income contribution  by product
(dollars in  thousands):

  Community Banking    $9,896,      Trust      $791,
  Mortgage Banking     $252,      Investment/Parent $10,205,

               The bottom right graph is a pie chart
showing 1997 net income contribution by product ( dollars in thousands):

  Community Banking    $10,888,      Trust      $724,
  Mortgage Banking     $1,285,      Investment/Parent $10,600,

Page 73: The top left graph is a bar graph showing net income (in thousands):

        1994       1995        1996      1997       1998
      $11,320      $15,803     $20,019   $23,497    $21,144

     The bottom left graph is a bar graph showing book value per common share at December 31:

        1994      1995      1996   1997       1998
       $8.19       $9.45   $9.97   $10.77     $10.48

Page 74: The top left graph is a bar graph showing the Company's return on equity for the periods presented:

         1994        1995        1996    1997          1998
         8.92%       11.03%      13.36%  15.00%        14.13 %

         The bottom left graph is a bar graph showing the Company's diluted earnings per share::

         1994          1995       1996           1997              1998
         0.73%         0.96%      1.28%          1.54%             1.48%

Page 75: The graph at the top left is a bar graph
showing total loans at December   31 for the periods
presented  (in thousands):

     1994         1995         1996         1997          1998
     $868,004     $834,634     $939,726     $989,575      $1,066,321

Page 76: The graph at the top left is a bar graph showing trust assets. The graph presents the book value of client assets which is discretionary and non-discretionary at December 31 (in millions):

        1994     1995     1996        1997      1998
       $1,027   $1,043   $1,157    $1,122    $1,357

        Note: 32% growth rate from 1994 to 1998.

Page 77: The graph at the top left of the page is a bar graph showing total assets at December 31 for the periods presented (in thousands):

        1994  $1,788,890
        1995  $1,885,372
        1996  $2,087,112
        1997  $2,239,110
        1998  $2,377,081

Page 78: The top left graph is a bar graph showing average loans to average deposits ratio for the periods presented:

          1994        1995       1996       1997       1998
          71.87%      69.15%     74.35%     83.81%     87.57%

                 The bottom left graph is a bar graph
showing the Company's income per employee for the periods presented:

         1994       1995         1996        1997       1998
         $15,429    $20,915      $26,604     $30,721    $27,682


Page 79:   The top left graph is a bar graph showing
assets per full-time equivalent employee at December 31 for the periods presented (in thousands):

         1994      1995       1996      1997      1998
         $2,070   $2,419     $2,588    $2,814     $2,977

Page 80: The top left graph is a pie chart showing the investment portfolio liquidity (scheduled maturities) as of December 31, 1998:

       Less than 1 year is 7%
       Greater than 1 year but less than 5 years is 38%
       Greater than 5 year but less than 10 years is 25%
       Greater than 10 years is 30%

          The bottom left graph is a pie chart showing the investment portfolio liquidity (scheduled maturities) as of December 31, 1997:

       Less than 1 year is 5%
       Greater than 1 year but less than 5 years is 30%
       Greater than 5 year but less than 10 years is 28%
       Greater than 10 years is 37%

Page 81: The graph at the middle left is a pie chart showing loan portfolio composition at December 31, 1998, by loan type:

                Commercial 13%
                Commercial secured by real estate 32%
                Real estate - mortgage 47%
                Consumer 8%

                The graph at the left of the page is a
pie chart showing loan portfolio composition at December 31, 1997, by loan type:

                Commercial 14%
                Commercial secured by real estate 31%
                Real estate - mortgage 46%
                Consumer  9%

Page 83: The graph at the bottom left is a pie chart showing the deposit composition as of December 31, 1998:

             DDA       14%,           CD's       49%
             Savings & NOW    22%,    Money market  15%

Page 96: The graph at the bottom right is a bar graph showing common stock price to book value at December
31:

             1994      1995         1996          1997      1998
             85.47%    116.44%      139.63%       225.87%   189.57%

                    The graph at the bottom right is a
bar graph showing market price to diluted earnings per share for the periods presented:

          1994    1995     1996       1997       1998
          9.63x   11.50x   10.90x    15.84x    13.43x

Exhibit 24.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 22, 1999 included in this Form 10-K, into USBANCORP, Inc.'s previously filed Registration Statements on Form S-3 (Registration No. 33-56604); Form S-3 (Registration No. 333-50225); Form S-8 (Registration No. 33-53935); Form S-8 (registration No. 33-55845); Form S-8 (Registration No. 33-55207) and Form S-8 (Registration No. 33-55211).

/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP
Pittsburgh, Pennsylvania
March 25, 1999