Form 10-Q
period 1999-03-31
USBANCORP INC /PA/
filed 1999-05-14
CIK 707605

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

                              (Mark One)


       X   Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

  For the period ended                               March 31, 1999

          Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transaction period from                              to

  Commission File Number                      0-11204
                                  USBANCORP, INC.
               (Exact name of registrant as specified in its charter)

        Pennsylvania                                25-1424278
(State or other jurisdiction            (I.R.S. Employer  Identification No.)
   of incorporation or organization)

  Main & Franklin Streets, P.O. Box 430, Johnstown, PA   15907-0430
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


           X    Yes                       No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at April 30, 1999
  Common Stock, par value $2.50              13,305,080
    per share

                        USBANCORP, INC.

                             INDEX

                                                              Page No.
  PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheet -
               March 31, 1999, December 31, 1998,
               and March 31, 1998                                 3

          Consolidated Statement of Income -
               Three Months Ended March 31, 1999,
               and 1998                                           4

          Consolidated Statement of Changes
               in Stockholders' Equity -
               Three Months Ended
               March 31, 1999, and 1998                           6

          Consolidated Statement of Cash Flows -
               Three Months Ended
               March 31, 1999, and 1998                           7

          Notes to Consolidated Financial
               Statements                                         8

          Management's Discussion and Analysis
               of Consolidated Financial Condition
               and Results of Operations                         22

  Part II.     Other Information                                 40

                            USBANCORP, INC.
                     CONSOLIDATED BALANCE SHEET
                           (In thousands)

                                         March 31     December 31     March 31
                                          1999           1998           1998
                                       (Unaudited)                   (Unaudited)
  ASSETS
         Cash and due from banks       $       37,806 $     35,085   $       39,733
         Interest bearing deposits
                  with banks                      110        3,855              187
         Investment securities:
            Available for sale                689,944      661,491          554,205
            Held to maturity (market
              value $497,839 on March 31,
              1999, $516,452 on December
              31, 1998, and $505,938 on
              March 31, 1998)                 492,297      508,142          501,238
         Loans held for sale                   62,022       51,317           30,786
         Loans                              1,024,960    1,020,280          992,989
         Less:   Unearned income                4,880        5,276            5,759
               Allowance for loan losses       10,760       10,725           11,880
               Net loans                    1,009,320    1,004,279          975,350
         Premises and equipment                18,346       18,020           17,774
         Accrued income receivable             17,058       17,150           16,488
         Mortgage servicing rights             16,127       16,197           13,785
         Goodwill and core deposit intangibles 28,078       18,697           18,532
         Bank owned life insurance             36,041       35,622           34,398
         Other assets                          10,223        7,226            5,321
               TOTAL ASSETS             $   2,417,372  $ 2,377,081     $  2,207,797

  LIABILITIES
         Non-interest bearing deposits  $     158,547  $   166,701     $    159,411
         Interest bearing deposits          1,097,612    1,009,590        1,008,441
               Total deposits               1,256,159    1,176,291        1,167,852
         Federal funds purchased and
           securities sold under
           agreements to repurchase           106,781      101,405           93,421
         Other short-term borrowings           96,267      129,003           61,362
         Advances from Federal Home
           Loan Bank                          751,126      752,391          692,430
         Guaranteed junior subordinated
           deferrable interest debentures      34,500       34,500                -
         Long-term debt                         8,684        9,271            7,516
         Total borrowed funds                 997,358    1,026,570          854,729

         Other liabilities                     28,151       32,550           29,481
                       TOTAL LIABILITIES    2,281,668    2,235,411        2,052,062

  STOCKHOLDERS' EQUITY
         Preferred stock, no par value;
           2,000,000 shares authorized;
           there were no shares issued
           and outstanding for the periods
           presented                                -           -                 -
         Common stock, par value $2.50 per
           share; 12,000,000 shares
           authorized; 17,377,460 shares
           issued and 13,331,541 outstanding
           on March 31, 1999; 17,350,136
           shares issued and 13,512,317
           outstanding on December 31,
           1998; 17,326,803 shares issued
           and 14,387,412 outstanding on
           March 31, 1998                      43,444      43,375            14,437
         Treasury stock at cost, 4,045,919
           shares on March 31, 1998,
           3,837,819 shares on December 31,
           1997, and 2,939,391 shares on
           March 31, 1998                     (65,155)    (61,521)          (39,136)
         Surplus                               65,648      65,495            94,212
         Retained earnings                     94,895      91,737            82,882
         Accumulated other comprehensive
            income                             (3,128)      2,584             3,340
TOTAL STOCKHOLDERS' EQUITY                    135,704     141,670           155,735
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $   2,417,372 $ 2,377,081     $   2,207,797

           See accompanying notes to consolidated financial statements.

                          USBANCORP, INC.
               CONSOLIDATED STATEMENT OF INCOME
           (In thousands, except per share data)
                           Unaudited

                                                 Three Months Ended
                                                       March 31
                                           1999                       1998
INTEREST INCOME
Interest and fees on loans and loans
 held for sale:
         Taxable                           $   20,938              $   20,658
         Tax exempt                               557                     622
Deposits with banks                                32                      16
Investment securities:
         Available for sale                    10,751                   8,933
         Held to maturity                       7,946                   9,463
            Total Interest Income              40,224                  39,692
INTEREST EXPENSE
Deposits                                       10,116                  10,197
Federal funds purchased and securities
   sold under agreements to repurchase          1,204                   1,261
Other short-term borrowings                     1,589                   1,126
Advances from Federal Home Loan Bank           10,329                  10,125
Guaranteed junior subordinated deferrable
 int. debentures                                  740                       -
Long-term debt                                    101                     122
             Total Interest Expense            24,079                  22,831

NET INTEREST INCOME                            16,145                  16,861
Provision for loan losses                         375                     150
  NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                         15,770                  16,711

NON-INTEREST INCOME
Trust fees                                      1,228                   1,109
Net gains on investment securities                296                     219
Net gains on loans held for sale                1,347                     724
Wholesale cash processing fees                    175                     186
Service charges on deposit accounts               853                     782
Net mortgage servicing fees                       138                     314
Bank owned life insurance                         419                     419
Other income                                    1,728                   1,615
  Total Non-Interest Income                     6,184                   5,368

  NON-INTEREST EXPENSE
Salaries and employee benefits                  7,983                   7,490
Net occupancy expense                           1,186                   1,154
Equipment expense                               1,022                     796
Professional fees                                 700                     792
Supplies, postage, and freight                    694                     671
Miscellaneous taxes and insurance                 493                     356
FDIC deposit insurance expense                     68                      38
Amortization of goodwill and core deposit
  intangibles                                     712                     590
Other expense                                   2,244                   2,365
  Total Non-Interest Expense               $   15,102              $   14,252

                    CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE

                                                 Three Months Ended
                                                     March 31
                                          1999                       1998

INCOME BEFORE INCOME TAXES                   6,852                     7,827
    Provision for income taxes               1,816                     2,132
NET INCOME                            $      5,036                $    5,695

PER COMMON SHARE DATA:
    Basic:
     Net income                         $     0.37                $     0.39
     Average number of common
          shares outstanding            13,445,841                14,548,869
    Diluted:
     Net income                         $     0.37                $     0.38
     Average number of common
          shares outstanding            13,604,163                14,828,523
     Cash dividend declared             $     0.14                $     0.12

  See accompanying notes to consolidated financial statements.

                        USBANCORP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands)
                            Unaudited

                                                                            Accumulated
                                                                            Other
                        Preferred    Common   Treasury           Retained   Comprehensive
                        Stock        Stock    Stock     Surplus  Earnings   Income        Total
  Balance December 31,
   1997                 $          - $ 14,402 $(31,175) $ 93,934 $ 78,866   $      2,153  $158,180
  Net Income                       -        -        -         -    5,695              -     5,695
  Dividend reinvestment
     and stock
     purchase plan                 -       35        -       278        -              -       313
  Net unrealized holding
     gains (losses) on
     investment securities         -        -        -         -        -          1,187     1,187
  Treasury Stock, 112,839
     shares at cost                -        -   (7,961)        -        -              -    (7,961)
  Cash dividends declared:
     Common stock
     ($0.12 per share)             -        -        -         -  (1,679)              -    (1,679)
  Balance March 31,
   1998                 $          - $ 14,437 $(39,136) $ 94,212 $ 82,882   $      3,340  $155,735

  Balance December 31,
     1998               $          - $ 43,375 $(61,521) $ 65,495 $ 91,737   $      2,584  $141,670
  Net Income                       -        -        -         -    5,036              -     5,036
  Dividend reinvest-
     ment and stock
     purchase plan                 -       69        -       153        -              -       222
  Net unrealized
     holding gains
     (losses) on
     investment
     securities                    -        -        -         -        -          (5,712)  (5,712)
  Treasury Stock, 208,100
     shares at cost                -        -   (3,634)        -        -               -   (3,634)
  Cash dividends
     declared:
     Common stock
     ($0.14 per share)             -        -        -         -   (1,878)              -   (1,878)
  Balance March 31,
   1999                 $          - $ 43,444 $(65,155)  $65,648 $ 94,895    $     (3,128) $135,704

  See accompanying notes to consolidated financial statements.

                                        USBANCORP, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (In thousands)
                                           Unaudited

                                                  Three Months Ended
                                                       March 31
                                                  1999            1998
  OPERATING ACTIVITIES
    Net income                              $    5,036      $    5,695
    Adjustments to reconcile net income
      to net cash (used) provided by
      operating activities:
      Provision for loan losses                    375             150
      Depreciation and amortization expense        628             632
      Amortization expense of goodwill and core
        deposit intangibles                        712             590
      Amortization expense of mortgage
        servicing rights                           770             607
      Net amortization of investment securities    378             178
      Net realized gains on investment securities (296)           (219)
      Net realized gains on loans and
        loans held for sale                     (1,347)           (724)
      Origination of mortgage loans held
        for sale                              (132,978)       (107,998)
      Sales of mortgage loans held for sale    140,851          92,811
      Decrease in accrued income receivable         92             829
      Decrease in accrued expense payable         (853)         (1,123)
    Net cash provided (used) by
      operating activities                      13,368          (8,572)

  INVESTING ACTIVITIES
    Purchases of investment securities and other
      short-term investments                  (219,411)       (119,224)
    Proceeds from maturities of investment
      securities and other short-term
      investments                               55,853          63,560
    Proceeds from sales of investment securities
      and other short-term investments         141,811         118,314
    Long-term loans originated                 (78,976)        (72,554)
    Loans held for sale                        (62,022)        (30,786)
    Principal collected on long-term loans     126,069          89,016
    Loans purchased or participated             (9,734)              -
    Net decrease in credit card receivable and
      other short-term loans                     2,016           1,411
    Purchases of premises and equipment         (1,058)           (776)
    Sale/retirement of premises and equipment      104               -
    Net decrease in assets held in trust for
      collateralized mortgage obligation           270             317
    Net (increase) decrease mortgage
      servicing rights                            (700)            568
    Net increase in other assets               (10,434)         (2,501)
  Net cash (used) provided by
    investing activities                       (56,212)         47,345

  FINANCING ACTIVITIES
    Proceeds from sales of certificates
      of deposit                               101,032         103,978
    Payments for maturing certificates
      of deposit                               (35,947)        (92,583)
    Net increase in demand and
      savings deposits                          14,783          16,930
    Net (decrease) increase in federal funds
      purchased, securities sold under
      agreements to repurchase, and other
      short-term borrowings                    (27,604)          3,791
    Net principal repayments of advances from
      Federal Home Loan Bank                    (1,265)        (61,765)
    Principal borrowings on long-term debt           -             900
    Repayments of long-term debt                  (343)         (1,253)
    Common stock cash dividends paid              (811)         (1,225)
    Guaranteed junior subordinated deferrable
      interest debenture dividends paid           (729)              -
    Proceeds from dividend reinvestment, stock
      purchase plan, and stock options exercised   222             313
    Purchases of treasury stock                 (3,634)         (7,961)
    Net (decrease) increase in
      other liabilities                         (3,884)          1,803
  Net cash provided (used) by
    financing activities                        41,820         (37,072)

  NET (DECREASE) INCREASE IN CASH EQUIVALENTS   (1,024)          1,701

  CASH EQUIVALENTS AT JANUARY 1                 38,940          38,219

  CASH EQUIVALENTS AT MARCH 31                $ 37,916        $ 39,920

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

       With respect to the unaudited consolidated financial information of the Company for the three month periods ended March 31, 1999, and 1998, Arthur
  Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public
  Accountants) and not audits, as set forth in their separate review report dated April 16, 1999, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1998, numbers are derived from audited financial statements.

       For further information, refer to the
  consolidated financial statements and accompanying notes included in the Company's "Annual Report and Form 10-K" for the year ended December 31, 1998.

  3.   Earnings Per Common Share

        Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. All prior periods have been restated to reflect this adoption.
  Treasury shares are treated as retired for earnings per share purposes.

4.   Comprehensive Income

       In January 1998, the Company adopted SFAS #130,
  "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement.
  For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities. The changes in other comprehensive income are reported net of income taxes, as follows (in millions):

                                                 March 31,       March 31,
                                                   1999             1998
  Net income                                     $ 5,036         $ 5,695

  Other comprehensive income, before tax:

    Unrealized holding gains(losses)
      arising during the period                   (7,008)          1,670
    Less: reclassification adjustment for
      gains included in net income, net of tax      (218)           (159)
    Other comprehensive income(loss), before tax  (7,226)          1,511
    Income tax expense(credit) related to items
      of other comprehensive income               (1,514)            324
    Other comprehensive income(loss), net of tax  (5,712)          1,187
  Comprehensive (loss)income                      $ (676)        $ 6,882

  5.   Consolidated Statement of Cash Flows

       On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent
  Company, cash equivalents also include short-term investments. The Company made $11,000 in income tax payments in the first quarter of 1999 as compared to $39,000 for the first three months of 1998. Total interest expense paid amounted to $24,932,000 in 1999's first three months compared to $23,954,000 in the same 1998 period.

  6.   Investment Securities

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

  These available for sale
  securities are reported at fair value with unrealized aggregate appreciation/(depreciation) excluded from income and credited/(charged) to a separate component of shareholders' equity on a net of tax basis. Any security classified as trading assets are reported at fair value with unrealized aggregate appreciation/(depreciation) included in current income on a net of tax basis. The Company presently does not engage in trading activity. Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold. The book and market values of investment securities are summarized as follows (in thousands):

  Investment securities available for sale:


                                               March 31, 1999
                                             Gross        Gross
                                  Book       Unrealized   Unrealized  Market
                                  Value      Gains        Losses      Value
    U.S. Treasury                 $     199  $     3      $      -    $   202
    U.S. Agency                      18,257        2           (68)    18,191
    State and municipal              10,518      117             -     10,635
    U.S. Agency mortgage-backed
       securities                   608,581    1,040        (5,919)   603,702
    Other securities<F1>             57,486        7          (279)    57,214
         Total                     $695,041  $ 1,169      $ (6,266)  $689,944

  Investment securities held to maturity:

                                                March 31, 1999
                                              Gross        Gross
                                    Book      Unrealized   Unrealized  Market
                                    Value     Gains        Losses      Value
    U.S. Treasury                   $  17,185 $    51      $    (50)   $  17,186
    U.S. Agency                        24,426     146             -       24,572
    State and municipal               152,274   2,557        (1,550)     153,281
    U.S. Agency mortgage-backed
       securities                     294,716   4,696          (410)     299,002
    Other securities<F1>                3,696     102             -        3,798
         Total                       $492,297 $ 7,552      $ (2,010)    $497,839

  <F1>Other investment securities include corporate
      notes and bonds, asset-backed securities, and equity securities.

   Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's
  Investor's Service or Standard & Poor's rating of "A."
  At March 31, 1999, 97.6% of the portfolio was rated
  "AAA" compared to  98.6% at March 31, 1998.
  Approximately 1.5% of the portfolio was rated below
  "A" or unrated on March 31, 1999.

  7. Loans Held for Sale

   At March 31, 1999, $48,253,000 of newly
  originated fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value. Net realized and unrealized gains and losses are included in "Net gains
  (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income. At March 31, 1999, $13,769,000 of credit card loans were also classified as held for sale due to the Company's plans to sell this portfolio in the second quarter of 1999.

  8. Loans

   The loan portfolio of the Company consists of the following (in thousands):

                                     March 31        December 31     March 31
                                       1999              1998          1998
       Commercial                    $150,644        $139,751        $141,598
       Commercial loans secured
          by real estate              352,800         341,842         320,058
       Real estate - mortgage         448,185         449,875         438,161
       Consumer                        73,331          88,812          93,172
          Loans                     1,024,960       1,020,280         992,989
       Less:  Unearned income           4,880           5,276           5,759
       Loans, net of unearned
          income                   $1,020,080      $1,015,004        $987,230

   Real estate-construction loans were not material at these presented dates and comprised 5.2% of total loans net of unearned income at March 31, 1999. The
  Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the
  Company has no significant industry lending concentrations.

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

        An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                             Three Months Ended      Year Ended
                                                   March 31          December 31
                                             1999          1998          1998
Balance at beginning of period               $ 10,725      $ 12,113      $ 12,113

  Charge-offs:
       Commercial                                 168           128           899
       Real estate-mortgage                       210            92           359
       Consumer                                   234           299         1,260
       Total charge-offs                          612           519         2,518

  Recoveries:
       Commercial                                 125            21           113
       Real estate-mortgage                       102            36           132
       Consumer                                    45            79           285
       Total recoveries                           272           136           530

  Net charge-offs                                 340           383         1,988
  Provision for loan losses                       375           150           600
  Balance at end of period                   $ 10,760      $ 11,880      $ 10,725

  As a percent of average loans
       and loans held for
       sale, net of unearned
       income:
       Annualized net charge-offs                0.13%         0.16%         0.19%
       Annualized provision for loan losses      0.14          0.06          0.06
  Allowance as a percent of loans
       and loans held for sale, net
       of unearned income at period end          0.99          1.17          1.05
  Total classified loans                      $25,339       $31,870       $28,307
  Dollar allocation of reserve
       to general risk                          5,181         5,723         4,663
  Percentage allocation of
       reserve to general risk                  48.15%        48.17%        43.48%

  (For additional information, refer to the "Provision for Loan
  Losses" and "Loan Quality" sections in the Management's
  Discussion and Analysis of Consolidated Financial Condition and
  Results of Operations on pages 27 and 33, respectively.)

  10.  Components of Allowance for Loan Losses

       For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

       The Company had loans totalling $1,690,000 and $1,143,000 being specifically identified as impaired and a corresponding allocation reserve of $969,000 and $650,000 at March 31, 1999, and March 31, 1998,
  respectively. The average outstanding balance for loans being specifically identified as impaired was $1,725,000 for the first quarter of 1999 compared to $1,078,000 for the first quarter of 1998. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first quarter of 1999 or 1998.

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


                         March 31, 1999      December 31, 1998     March 31, 1998
                                Percent of            Percent of            Percent of
                                Loans in              Loans in              Loans in
                                Each                  Each                  Each
                                Category              Category              Category
                      Amount    to Loans     Amount   to Loans     Amount   to Loans
  Commercial          $    901   13.9%       $ 1,004   13.1%       $ 1,143   13.9%
  Commercial
    loans secured
    by real estate       2,098   32.6          2,082   32.1          2,505   31.4
  Real Estate -
    mortgage               991   47.2          1,038   47.0            414   46.1
  Consumer                 620    6.3          1,563    7.8          1,445    8.6
  Allocation to
    general risk         5,181     -           4,663      -          5,723     -
  Allocation for
    impaired loans         969     -             375      -            650     -

       Total           $10,760  100.0%       $10,725   100.0%      $11,880  100.0%

   Even though real estate-mortgage loans comprise approximately 47% of the Company's total loan portfolio, only $991,000 or 9.2% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category.

  The disproportionately
  higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories. The decline in the allocation for consumer loans between March 31, 1999, and December
  31, 1998, is due to the elimination of a specific reserve for credit card loans due to the Company's plans to sell the credit card portfolio in the second quarter of 1999.

   At March 31, 1999, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note #9.)

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

   The following table presents information concerning non-performing assets (in thousands, except percentages):

                               March 31     December 31     March 31
                                 1999           1998          1998
  Non-accrual loans            $ 5,840      $ 5,206         $ 5,521
  Loans past due 90
     days or more                  476        1,579             165
  Other real estate owned        1,650        1,451           1,172
  Total non-performing
      assets                   $ 7,966      $ 8,236         $ 6,858

  Total non-performing
     assets as a percent
     of loans and loans
     held for sale, net
     of unearned income,
     and other
     real estate owned           0.74%        0.77%           0.67%

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

                                      Three Months Ended
                                           March 31
                                         1999     1998

  Interest income due in accordance
     with original terms                $  87    $  99
  Interest income recorded                 (9)      (2)
  Net reduction in interest income      $  78    $  97

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

     Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance
  Sheet. A summary of the off-balance sheet derivative transactions outstanding as of March 31, 1999, are as follows:

       Borrowed Funds Hedges

       The Company has entered into several interest
  rate swaps to hedge short-term borrowings used to
  leverage the balance sheet.  Specifically, FHLB
  advances which reprice between 30 days and one year
  are being used to fund fixed-rate agency
  mortgage-backed securities with durations ranging from
  two to three  years.   Under these swap agreements,
  the Company pays a fixed rate of interest and receives
  a floating rate  which resets either monthly,
  quarterly, or annually.  The following table
  summarizes the interest rate swap transactions which
  impacted the Company s first three months of 1999
  performance:
                                        Fixed   Floating            Impact
       Notional   Start    Termination  Rate    Rate     Repricing  On Interest
         Amount   Date     Date         Paid    Received Frequency  Expense

    $40,000,000   3-17-97  3-15-99      6.19%   5.07%    Expired    $ 88,958
     50,000,000   5-08-97  5-10-99      6.20    5.43     Annually     96,250
     25,000,000   6-20-97  6-20-99      5.96    4.68     Monthly      80,028
     50,000,000   9-25-97  9-25-99      5.80    4.73     Monthly     133,708

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include Mellon Bank and First
  Union) in the interest rate swap agreements is remote.

       The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate caps or floors outstanding at March 31, 1999, or March
  31, 1998.

  13.   Goodwill and Core Deposit Intangible Assets

        USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $13.5 million of goodwill and $14.6 million of core deposit intangible assets on its balance sheet.
  $10 million of this core deposit intangible was established in the first quarter of 1999 with the purchase of the First Western branches. A reconciliation of the Company's intangible asset balances is as follows (in thousands):

       Balance at December 31, 1998                   $ 18,697
       Additions due to branch acquisitions             10,093
       Amortization expense                               (712)
       Balance at March 31, 1999                        28,078

       The Company is amortizing core deposit
  intangibles over periods ranging from five to ten years while goodwill is being amortized over a 15 year life. The straight-line method of amortization is being used for both of these categories of intangibles. The amortization expense of these intangible assets reduced the first three months of 1999 diluted earnings per share by $0.05.

  It is
  important to note that this intangible amortization
  expense is not a future cash outflow.   The following
  table reflects the future amortization expense of the intangible assets (in thousands):

              Remaining 1999                       $ 2,892
                        2000                         3,139
                        2001                         3,110
                        2002                         3,110
                        2003                         3,110
              2004 and after                        12,717

  14.  Federal Home Loan Bank Borrowings

       Total FHLB borrowings consist of the following at March 31, 1999, (in thousands, except percentages):

  Type                 Maturing              Amount         Weighted
                                                            Average
                                                            Rate

  Open Repo Plus       Overnight             $    49,000    4.99%

  Advances and         1999                      220,000    5.01
    wholesale          2000                        3,750    6.15
    repurchase         2001                       10,126    8.22
    agreements         2002                      258,500    5.72
                       2003                      218,750    5.11
                       2004 and after             40,000    4.66

  Total Advances and                             751,126    5.31
    wholesale repurchase
    agreements

  Total FHLB Borrowings                         $800,126    5.29%

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 1999, the Company meets all capital adequacy requirements to which it is subject.

       As of March 31, 1999, and 1998, as well as, December 31, 1998, the Federal Reserve categorized the
  Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.
  There are no conditions or events since notification that management believes have changed the Company's classification category.

                                                                     To Be Well
                                                                     Capitalized Under
                                                   For Capital       Prompt Corrective
As of March 31, 1999              Actual        Adequacy Purposes    Action Provisions
                             Amount     Ratio   Amount       Ratio   Amount     Ratio
Total Capital (to Risk                    (In thousands, except ratios)
    Weighted Assets)
      Consolidated        $  154,416    13.27%  $   93,125   8.00%   $  116,406  10.00%
      U.S. Bank               82,928    13.16       50,418   8.00        63,023  10.00
      Three Rivers Bank       72,224    13.61       42,438   8.00        53,048  10.00

  Tier 1 Capital (to Risk
    Weighted Assets)
      Consolidated           143,656    12.34       46,562   4.00        69,844   6.00
      U.S. Bank               78,403    12.44       25,209   4.00        37,814   6.00
      Three Rivers Bank       65,989    12.44       21,219   4.00        31,829   6.00

  Tier 1 Capital (to Average
    Assets)
      Consolidated           143,656    6.04        95,164   4.00       118,956   5.00
      U.S. Bank               78,403    5.96        52,640   4.00        65,800   5.00
      Three Rivers Bank       65,989    6.24        42,270   4.00        52,838   5.00

  16.  Segment Results

                      The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The
  Company's major business units include community banking, mortgage banking, trust, and investment/parent. The reported results reflect the underlying economics of the business segments.
  Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measures the Company focuses on for each business segment are net income and risk-adjusted return on equity.

     Community banking includes the deposit-gathering branch franchise along with lending to both individuals and businesses. Lending activities include commercial and commercial real-estate loans, residential mortgage loans, direct consumer loans and credit cards. Mortgage banking includes the servicing of mortgage loans and the origination of residential mortgage loans through a wholesale broker network.
  The trust segment has three primary business divisions, institutional trust, personal trust, and financial services. Institutional trust products and services include 401(k) plans, defined benefit and defined contribution employee benefit plans, individual retirement accounts, and collective investment funds for trade union pension funds.
  Personal trust products and services include personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Financial services include the sale of mutual funds and annuities to individuals. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management.

     The contribution of the major business segments to the consolidated results for the first quarter of 1999 and 1998 were as follows (in thousands, except ratios):

March 31, 1999  Community Banking Mortgage Banking  Trust Investment/Parent Total
  Net Income      $ 1,925            $   312     $   180      $ 2,619       $ 5,036
  Risk adjusted
  return on equity     9.9%             15.0%        23.2%       21.1%         14.4%
  Total assets    $1,163,394         $   70,058  $    1,679   $1,182,241    $2,417,372

March 31, 1998  Community Banking Mortgage Banking  Trust Investment/Parent Total

  Net Income      $ 2,335            $   231     $   220      $ 2,909       $ 5,695
  Risk adjusted
 return on equity    11.0%              9.1%        24.3%       20.1%         14.6%
  Total assets    $1,097,056         $   53,710  $    1,588   $1,055,443    $2,207,797

  17.  Branch Acquisition/Disposition

       Acquisition:

                      On February 12, 1999, the Company and First
  Western Bancorp, Inc. (First Western), completed an agreement for the Company to purchase three branch offices in western Pennsylvania from First Western in exchange for cash and one branch from the Company.
  The Company's U.S. Bank subsidiary acquired the
  Ebensburg and Barnesboro offices of First Western which are located in Cambria County. The Company's
  Three Rivers Bank subsidiary acquired the Kiski Valley office of First Western located in Westmoreland County in exchange for Three Rivers Bank's Moon Township office which is located in Allegheny County. On a net basis, the Company acquired $91 million in deposits, $10 million in consumer loans and the related fixed assets, leases, safe deposit box business and other agreements at the branch offices. The Company paid a core deposit premium of approximately $10 million for the acquired deposits and purchased the consumer loans and fixed assets at book value.

       Disposition:

                      On February 26, 1999, the Company announced that its U.S. Bank subsidiary will sell the Loretto office to Portage National Bank. Portage National Bank will purchase the approximate $8 million of deposits at a premium of 8.5%. The sale is expected to be completed in the second quarter of 1999.

  18.  Subsequent Event

     On April 30, 1999, the Company announced that the credit card portfolio of its U.S. Bank subsidiary had been sold to First National Bank of Omaha. The portfolio consists of 16,878 credit card accounts with outstanding balances totaling $13.8 million. The credit card portfolio was sold for a 16% premium which means that the Company will recognize a $1.2 million after tax gain on the transaction in the second quarter of 1999. Simultaneously, the Company entered into an Agent Bank Agreement with First National Bank of Omaha which will enable the Company's banking subsidiaries to continue to offer credit cards to their customers.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
  FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS
  ("M.D.& A.")

  .....PERFORMANCE OVERVIEW.....The Company's net income
  for the first quarter of 1999 totaled $5.0 million or $0.37 per share on a diluted basis. When compared to the $5.7 million or $0.38 per diluted share reported for the first quarter of 1998, the 1999 results reflect a 2.6% decrease in diluted earnings per share and a 11.6% decrease in net income. The Company's return on equity averaged 14.49% for the first quarter of 1999 which was comparable with the 14.58% return on equity reported in the first quarter of 1998. The
  Company s return on assets dropped by 18 basis points to 0.85% in the first quarter of 1999. When compared to the Company s more recent fourth quarter 1998 performance, the 1999 first quarter results reflect a 15.6% improvement in diluted earnings per share and a 14.1% increase in net income.

    Compression in the Company s net interest margin, a higher level of non-interest expense, and an increased loan loss provision offset the benefit of an increased amount of non-interest income to cause the drop in earnings in the first quarter of 1999. Specifically, total non-interest income increased by $816,000 or 15.2% while net interest income declined by $716,000 or 4.2% from the prior year first quarter. This net
  $100,000 increase in total revenue was offset by higher non-interest expense and an increase in the provision for loan losses. Total non-interest expense was $850,000 or 6.0% higher in the first quarter of 1999 while the provision for loan losses increased by $225,000. The Company's earnings per share declined by a lesser amount than net income due to the success of the Company s ongoing treasury stock repurchase program. There were 1.2 million fewer average diluted shares outstanding in the first quarter of 1999 than the first quarter of 1998. The following table summarizes some of the Company's key performance indicators(in thousands, except per share and ratios):

Presented on this page was a graph reflecting the past six quarters Return on Equity. The data points were 14.49%, 12.03%, 14.55%, 15.32%, 14.58%, and 14.67% respectively.

                                     Three Months Ended   Three Months Ended
                                     March 31, 1999           March 31, 1998
   Net income                           $ 5,036               $ 5,695
   Diluted earnings per share              0.37                  0.38
   Return on average equity               14.49%                14.58%
   Return on average assets                0.85                  1.03
   Average diluted common
      shares outstanding                 13,604                14,829

   .....NET INTEREST INCOME AND MARGIN.....The Company's
  net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings;
  it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments.
  The following table compares the Company's net interest income performance for the first quarter of 1999 to the first quarter of 1998 (in thousands, except percentages):

                                   Three Months Ended
                                        March 31
                                    1999        1998      $ Change   % Change
  Interest income                 $ 40,224    $ 39,692        532       1.3
  Interest expense                  24,079      22,831      1,248       5.5
  Net interest income               16,145      16,861       (716)     (4.2)
  Tax-equivalent
     adjustment                        773         720         53       7.4
  Net tax-equivalent
     interest income              $ 16,918    $ 17,581       (663)     (3.8)

  Net interest margin                2.95%       3.28%      (0.33)%     N/M

  N/M - Not meaningful

     USBANCORP's net interest income on a tax-equivalent basis decreased by $663,000 or 3.8% due to the negative impact of a 33 basis point decline in the net interest margin to 2.95%. The drop in the net interest margin reflects a 40 basis point decline in the earning asset yield due primarily to accelerated prepayments in both the securities and loan portfolios resulting from the flat treasury yield curve and the reinvestment of these cash flows in lower yielding assets. This decline in the earning asset yield more than offset a 13 basis point drop in the cost of funds. Overall, this margin compression offset the benefits resulting from growth in the earning asset base.

      Total average earning assets were $147 million higher in the first quarter of 1999 due primarily to a $72 million or 7.2% increase in total loans and a $74 million or 6.6% increase in investment securities.
  The Company has been able to demonstrate solid loan growth in commercial loans, direct consumer loans, and residential mortgage and home equity loans over the past several quarters. The higher level of investment securities resulted from the use of funds provided with the First Western Branches Acquisition which closed on February 12, 1999. As part of this acquisition, the Company acquired approximately $91 million of deposits and $10 million of consumer loans.
  The Company expects these branch acquisitions to be accretive to earnings in 1999. The overall growth in the earning asset base was one strategy used by the Company to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to plus or minus 7.5% and net income variability to plus or minus 15% over a twelve month period. (See further discussion under Interest Rate Sensitivity) .

  ...COMPONENT CHANGES IN NET INTEREST
  INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first quarter of 1999 increased by $585,000 or 1.4% when compared to the same 1998 period. This increase was due primarily to a $147 million or 7.0% increase in total average earning assets which caused interest income to rise by $2.7 million. This positive factor was partially offset by a 40 basis point drop in the earning asset yield to 7.26% that caused a $2.3 million reduction in interest income. Within the earning asset base, the yield on the total loan portfolio declined by 50 basis points to 8.11% due to the downward repricing of floating rate assets and the reinvestment of cash received on higher yielding prepaying assets into loans with lower interest rates. The yield on total investment securities decreased by 28 basis points to 6.49% due to accelerated mortgage prepayments and the reinvestment of this cash into lower yielding securities. These heightened prepayments reflect increased customer refinancing activity due to drops in intermediate- and long-term interest rates on the treasury yield curve throughout 1998.
       Continued improvement in the loan-to-deposit ratio contributed to the earning asset growth. The Company s loan-to-deposit ratio averaged 88.1% for the first quarter of 1999 compared to an average of 86.5% for the first quarter of 1998. This loan growth resulted from the Company s ability to take market share from its competitors through strategies which emphasize convenient customer service, niche products and hard work. Other factors contributing to the loan growth were a stable economic environment and increased loan volumes from two loan production offices in the higher growth markets of Westmoreland and Centre Counties.

      The Company's total interest expense for the first quarter of 1999 increased by $1.2 million or 5.5% when compared to the same 1998 period. This higher interest expense was due primarily to a $163 million increase in average interest bearing liabilities. The growth in interest bearing liabilities included the issuance of $34.5 million of 8.45% guaranteed junior subordinated deferrable interest debentures which increased interest expense by $740,000 in the first quarter of 1999.

  The proceeds from this retail
  offering of trust preferred securities provided the Company with the necessary capital to continue to execute an active treasury stock repurchase program and complete five branch acquisitions with $118 million in deposits over the past year. The remainder of the interest bearing liability increase occurred in short-term borrowings and FHLB advances which were used to help fund the previously mentioned earning asset growth. These borrowed funds had an average cost of 5.35% in the first quarter of 1999 which was 22 basis points lower than their cost in the prior year first quarter but 145 basis points greater than the average cost of deposits which amounted to 3.90%.
  The Company was able to reduce its cost of deposits by 21 basis points given the reductions in interest rates by the Federal Reserve in the fourth quarter of 1998.
  Overall, the Company s total cost of funds dropped by 13 basis points to 4.70% as the pricing declines for both deposits and borrowings were partially offset by a greater use of borrowings to fund the earning asset base.

     It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $125 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note #12.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets.
  As of March 31, 1999, the level of borrowed funds to total assets was 39.5% as the Company did use a portion of funds from the First Western Branches
  Acquisition to pay down borrowings. Additionally, if the incremental spread on new investment security purchases is not at least 100 basis points greater than the short-term borrowed funds costs, then the Company will de-lever the balance sheet by paying-off borrowings with cash flow from mortgage backed securities.

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

  Three Months Ended March 31 (In thousands, except percentages)

                                            1999                            1998
                                         Interest                          Interest
                             Average      Income/      Yield/   Average    Income/    Yield/
                             Balance      Expense      Rate     Balance    Expense    Rate
<s?
  Interest earning assets:
     Loans and loans held
       for sale, net of
       unearned income       $ 1,066,527  $ 21,682     8.11%    $  994,892 $ 21,486   8.61%
     Deposits with banks           3,602        32     3.51          2,144       16   2.94
     Investment securities:
       Available for sale        692,483    10,909     6.31        594,426    9,709   6.53
       Held to maturity          498,450     8,374     6.73        522,994    9,201   7.04
       Total investment
           securities          1,190,933    19,283     6.49      1,117,420   18,910   6.77

   Total interest earning
     assets/interest income    2,261,062    40,997     7.26      2,114,456   40,412   7.66
  Non-interest earning assets:
     Cash and due from banks      35,757                            32,076
     Premises and equipment       18,126                            17,798
     Other assets                103,074                            99,079
     Allowance for loan losses   (10,829)                          (12,067)
  TOTAL ASSETS                $2,407,190                        $2,251,342

                    CONTINUED ON NEXT PAGE

  THREE MONTHS ENDED MARCH 31
  CONTINUED FROM PREVIOUS PAGE

                                                    1999                          1998
                                                    Interest                      Interest
                                      Average       Income/    Yield/ Average     Income/   Yield/
                                      Balance       Expense    Rate   Balance     Expense   Rate
  Interest bearing liabilities:
     Interest bearing deposits:
     Interest bearing demand          $   93,750    $    230   0.99%  $   89,821  $   219   0.99%
     Savings                             170,845         662   1.57      174,406      654   1.52
     Money markets                       176,350       1,439   3.31      162,441    1,527   3.81
     Other time                          611,209       7,785   5.17      578,655    7,797   5.46
     Total interest bearing
        deposits                       1,052,154      10,116   3.90    1,005,323   10,197   4.11
     Short term borrowings:
     Federal funds purchased,
     securities sold under
     agreements to repurchase
     and other short-term borrowings    228,829        2,793   4.91      182,822    2,387   5.24
     Advances from Federal
        Home Loan Bank                  751,655       10,329   5.57      717,355   10,125   5.72
     Guaranteed junior subordinated
        deferrable interest debentures   34,500          740   8.58           -      -         -
     Long-term debt                       8,934          101   4.58        7,803      122   6.34
  Total interest bearing
     liabilities/interest expense     2,076,072       24,079   4.70    1,913,303   22,831   4.83
  Non-interest bearing liabilities:
     Demand deposits                    165,010                          151,671
     Other liabilities                   25,114                           27,939
     Stockholders' equity               140,994                          158,429
  TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY            $2,407,190                       $2,251,342

  Interest rate spread                                        2.57                          2.82
  Net interest income/
     net interest margin                             16,918   2.95%                17,581   3.28%
  Tax-equivalent adjustment                            (773)                         (720)
  Net Interest Income                               $16,145                       $16,861

  ....PROVISION FOR LOAN LOSSES.....The Company's
  provision for loan losses for the first quarter of 1999 totalled $375,000 or 0.14% of average total loans which represented a $225,000 increase from the provision level experienced in the 1998 first quarter.
  The Company s net loan charge-offs amounted to $340,000 or 0.13% of average loans in the first quarter of 1999 compared to net charge-offs of $383,000 or 0.16% of average loans in the 1998 first quarter. The higher provision in 1999 was due to continued growth of the loan portfolio particularly commercial and commercial real-estate loans. The
  Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis.(See further discussion in Note #1 and the Allowance for Loan Losses section of the MD&A.)

  .....NON-INTEREST INCOME.....Non-interest income for
  the first quarter of 1999 totaled $6.2 million which represented an $816,000 or 15.2% increase when compared to the same 1998 quarter. This increase was primarily due to the following items:

       a $119,000 or 10.7% increase in trust fees to $1.2 million in the first quarter of 1999. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business.

       a $623,000 increase in gains realized on loans held for sale due to continued strong residential mortgage production activity at the Company s mortgage banking subsidiary and more profitable execution of loan sales into the secondary market.

       a $113,000 or 7.0% increase in other fee income due in part to additional income resulting from ATM surcharging, other mortgage banking processing fees, and increased revenue generated from annuity and mutual fund sales in the Company s financial service subsidiaries.

       a $176,000 decrease in net mortgage servicing fee income due to greater amortization expense on mortgage servicing rights as a result of faster mortgage prepayment speeds.

  Non-interest income as a percentage of total revenue increased from 24.1% in the first quarter of 1998 to 27.7% in the first quarter of 1999.

  .....NON-INTEREST EXPENSE.....Non-interest expense for
  the first quarter of 1999 totaled $15.1 million which represented an $850,000 or 6.0% increase when compared to the same 1998 quarter. This increase was primarily due to the following items:

       a $493,000 or 6.6% increase in salaries and employee benefits due to merit pay increases, higher commission and incentive pay, and increased medical insurance premiums.

       a $226,000 increase in equipment expense due to higher technology related expenses such as the system costs associated with wide area networks and optical disk imaging of customer statements.

       a $122,000 increase in goodwill and core deposit amortization expense due to the amortization expense associated with the $10 million core deposit premium resulting from the First Western
         Branches Acquisition.

  .....YEAR 2000.....The Year 2000 (Y2K) issue, is the
  result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computer systems that have date-sensitive software or date-sensitive hardware may potentially recognize a date using 00 as the Year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send statements or engage in similar normal business activities.

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

  From an asset liability
  management standpoint, the Company has begun to
  emphasize deposit products which encourage extension
  of shorter term maturities into products maturing
  after the century date change to further limit
  liquidity risk.   Additionally in May of 1999, the
  Company purchased a $120 million one year interest rate cap to hedge against short-term borrowings whose costs may become more volatile as we get closer to the century date change.

       The Company is using both internal and external resources to complete its comprehensive Y2K compliance program. The Company currently estimates that the total cost to achieve Y2K compliance will approximate
  $1.4 million. Approximately 66% of this total cost represents incremental expenses to the Company while approximately 34% represents the internal cost of redeploying existing information technology resources to the Y2K issue. To date, the Company has expensed
  $750,000 or 54% of its total estimated cost to achieve
  Year 2000 compliance. The Company does not believe that these expenditures have yet had, nor will have, a material impact on the results of operation, liquidity, or capital resources.

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

Resolution
Phases          Assessment    Remediation         Testing                 Implementation
Information     100% complete         90% complete        95% complete    90% complete
Technology
                              External contractors      Testing of one    All internal supported
                              have been scheduled    remaining mission    mission critical programs
                              to complete changes   critical system is    are Y2K compliant.
                                      by 6-30-99.          expected in
                                                           April 1999.

                                                     Business critical    One externally provided
                                                  applications will be    mission critical system has
                                                     tested by the end    been tested but is not in
                                                         of July 1999.    production.  Implementation
                                                                          is scheduled for completion
                                                                          by 5-31-99
------------------------------------------------------------------------------------------------------------
Operating
 equipment     100% complete        95% complete         50% complete     95% complete
with embedded
 chips or
 software.                    The last component            Tests are     Most of the equipment
                               is expected to be       scheduled with     and buildings are of a
                                    installed by        vendors to be     vintage which is not
                                  June 30, 1999.          competed by     date dependent.
                                                       June 30, 1999.
------------------------------------------------------------------------------------------------------------
Third Party    100% complete      90% for system     90% complete for     90% complete for
                                      interfaces    system interfaces     system interfaces

                               Contingency plans        Completion is     Expected completion
                             are being developed.         expected by     by June 30, 1999.
                               Due June 30, 1999.      June 30, 1999.

                                                                          Contingency plans being
                                                                          developed.
                                                                          Due June 30, 1999.

   .....INCOME TAX EXPENSE.....The Company's provision
  for income taxes for the first quarter of 1999 was $1.8 million reflecting an effective tax rate of 26.5%. The Company's 1998 first quarter income tax provision was $2.1 million or an effective tax rate of 27.2%. The lower effective tax rate in 1999 was due to a reduced level of pre-tax income combined with increased total tax-free asset holdings in the first quarter of 1999. The tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Net deferred income taxes of $3.4 million have been provided as of March 31, 1999, on the differences between taxable income for financial and tax reporting purposes.

  .....NET OVERHEAD BURDEN.....The Company's efficiency
  ratio (non-interest expense divided by total revenue) increased to 65.4% in the first quarter of 1999 compared to 62.1% for the first quarter of 1998.
  Factors contributing to the higher efficiency ratio in 1999 included the compression experienced in the net interest margin which resulted in lower net interest income and an increased level of non-interest expenses which included Year 2000 costs.

 Additionally, the
  repurchase of the Company's stock has a favorable impact on return on equity but a negative impact on the efficiency ratio due to the interest cost associated with borrowings which provide funds to repurchase the stock (i.e. the $740,000 interest expense on the $34.5 million of guaranteed junior subordinated deferrable interest debentures). The amortization of intangible assets also creates a $2.8 million annual non-cash charge that negatively impacts the efficiency ratio. The first quarter 1999 efficiency ratio, stated on a cash basis excluding the intangible amortization, was 62.3% or 3.1% lower than the reported efficiency ratio of 65.4%. Total assets per employee improved 7.0% from $3.0 million in the first quarter of 1998 to $3.2 million in the first quarter of 1999.

  .....BALANCE SHEET.....The Company's total
  consolidated assets were $2.42 billion at March 31, 1999, compared with $2.38 billion at December 31, 1998, which represents an increase of $40 million or 1.7% due to the funds provided from the First Western
  Branches Acquisition. During the first quarter of 1999, total loans and loans held for sale increased by approximately $16 million or 1.5% due to the loans acquired from First Western and continued growth in commercial and commercial mortgage loans. Consumer loans continued to decline due to net run-off experienced in the indirect auto loan portfolio as the Company has exited this low margin line of business.
  Total investment securities increased by $13 million as a portion of the acquired deposits were used to purchase securities. Intangible assets increased by $10 million due to the core deposit intangible resulting from the First Western Branches Acquisition.


       Total deposits increased by $80 million or 6.8% since December 31, 1998, due to the acquisition of the First Western Branches. The Company's total borrowed funds position decreased by $29 million as portion of the acquired deposits were used to paydown short term borrowings.

  .....LOAN QUALITY.....The following table sets forth
  information concerning USBANCORP's loan delinquency
  and other non-performing assets (in thousands, except
  percentages):
                                      March 31      December 31     March 31
                                        1999          1998             1998
Total loan delinquency (past due
        30 to 89 days)                $13,419       $15,427         $15,266
     Total non-accrual loans            5,840         5,206           5,521
       Total non-performing assets<F1>  7,966         8,236           6,858
  Loan delinquency, as a percentage
   of total loans and loans held
   for sale, net of unearned income      1.24%         1.45%          1.50%
  Non-accrual loans, as a percentage
      of total loans and loans held
      for sale, net of unearned income   0.54          0.49           0.54
  Non-performing assets, as a
      percentage of total loans and
      loans held for sale, net of
      unearned income, and other
      real estate owned                  0.74          0.77           0.67

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

      Between December 31, 1998, and March 31, 1999, total loan delinquency declined by $2 million causing the delinquency ratio to drop to 1.24%. Total non-performing assets decreased by $270,000 since year-end
  1998 causing the non-performing assets to total loans ratio to drop to 0.74%. The overall improvement in asset quality resulted from enhanced collection efforts on residential mortgage loans and continued low levels of non-performing commercial loans.

  .....ALLOWANCE FOR LOAN LOSSES.....The following table
  sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                                March 31        December 31       March 31
                                  1999              1998             1998
Allowance for loan losses       $ 10,760        $ 10,725          $ 11,880
Amount in the allowance
    for loan losses
    allocated to "general risk"    5,181           4,663             5,723
Allowance for loan losses as
    a percentage of each of
    the following:
   total loans and loans
    held for sale,
    net of unearned income        0.99%            1.01%             1.17%
   total delinquent loans
    (past due 30 to 89 days)     80.18            69.52             77.82
   total non-accrual loans      184.25           206.01            215.18
   total non-performing assets  135.07           130.22            173.23

      Since December 31, 1998, the balance in the allowance for loan losses has increased by $35,000 due to the loan loss provision slightly exceeding net charge-offs. The Company's allowance for loan losses at March 31, 1999, was 135% of non-performing assets and 184% of non-accrual loans. It is important to note that approximately $4.0 million or 50% of the Company s non-performing assets are residential mortgages which exhibit a historically low level of net charge-off.

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

      The following table presents a summary of the Company's static GAP positions (in thousands, except for the GAP ratios):

                               March 31       December 31     March 31
                                 1999             1998          1998
Six month cumulative GAP
   RSA........................$   654,486     $   715,996     $ 711,033
   RSL.......................   (910,144)        (856,470)     (973,519)
   Off-balance sheet hedges..          -           50,000       165,000
   GAP....................... $ (255,658)     $   (90,474)    $ (97,486)
   GAP ratio..............          0.72X           0.89X         0.88X
   GAP as a % of total
   assets................        (10.58)%         (3.81)%       (4.42)%
   GAP as a % of total
   capital...............       (188.39)         (63.86)       (62.60)

One year cumulative GAP
   RSA......................  $   899,896     $ 1,063,674     $ 1,078,735
   RSL......................   (1,076,088)     (1,032,533)     (1,251,179)
   Off-balance sheet
   hedges..............                 -               -         125,000
   GAP......................  $  (176,192)    $    31,141       $ (47,444)
   GAP ratio..............          0.84X           1.03X           0.96X
   GAP as a % of total
   assets...............           (7.29)%          1.31%         (2.15)%
   GAP as a % of total
   capital...............        (129.84)          21.98         (30.46)

   When March 31, 1999, is compared to December 31,
  1998, both the Company's six month and one year cumulative GAP ratios became more negative due primarily to reduced asset sensitivity resulting from slowing prepayment speeds on mortgage-backed securities. Also, since all hedge transactions are scheduled to mature within the next six months, they are having no impact on the GAP ratios. (See Note
  #12.)

   Management places primary emphasis on simulation modeling to manage and measure interest rate risk.
  The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to plus or minus 7.5% and net income variability to plus or minus
  15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates.
  Market value of portfolio equity sensitivity analysis captures the dynamic aspects of long-term interest rate risk across all time periods by incorporating the net present value of expected cash flows from the Company s assets and liabilities. No formal ALCO policy parameters have yet been established for changes in the variability of market value of portfolio equity.

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

                       Variability of                          Change In
     Interest Rate      Net Interest      Variability of    Market Value of
       Scenario           Income            Net Income     Portfolio Equity

     Base                    0%                 0%                   0%
     Flat                 0.37               0.67                 1.89
     200bp increase      (6.10)            (12.42)              (22.28)
     200bp decrease       2.97              (4.95)               17.10

        As indicated in the table, the maximum negative variability of USBANCORP's net interest income and net income over the next twelve month period was (6.1%) and (12.4%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The noted variability under this forecast was within the Company s ALCO policy limits.
  The variability of market value of portfolio equity was (22.3%) under this interest rate scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

  .....LIQUIDITY......Liquidity can be analyzed by
  utilizing the Consolidated Statement of Cash Flows.
  Cash equivalents decreased by $1 million from December
  31, 1998, to March 31, 1999, due primarily to $56
  million of net cash used by investing activities.
  This more than offset $13 million of net cash provided
  by operating activities and $42 million of net cash
  provided by financing activities.   Within investing
  activities, purchases of investment securities exceeded cash proceeds from investment security maturities and sales by $22 million. Cash advanced for new loan fundings totalled $141 million and was approximately $15 million greater than the cash received from loan principal payments. Within financing activities, net deposits increased by $80 million due to the First Western Branches Acquisition.
  The net paydown of advances from the Federal Home Loan
  Bank and short-term borrowings used $29 million of cash.

  .....CAPITAL RESOURCES.....As presented in Note #15,
  each of the Company s regulatory capital ratios decreased between December 31, 1998, and March 31,
  1999, due to a reduction in tangible equity resulting from the $10 million core deposit premium associated with the First Western Branches Acquisition. The
  Company targets an operating range of 6.0% to 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Strategies the Company uses to manage its capital ratios include common dividend payments, treasury stock repurchases, and earning asset growth.

   The Company repurchased 208,000 shares or $3.6 million of its common stock during the first quarter of 1999. Through March 31, 1999, the Company has repurchased a total of four million shares of its common stock at a total cost of $65.2 million or $16.10 per share. The Company plans to continue its treasury stock repurchase program which currently permits a maximum total repurchase authorization of $70 million.

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

       The Company's declared Common Stock cash dividend per share was $0.14 for the first quarter of 1999 which was a 16.7% increase over the $0.12 per share dividend for the same 1998 quarter. Additionally, the Board of Directors recently increased the quarterly cash dividend 7.1% from $0.14 to $0.15 commencing with the next scheduled dividend declaration on May 28, 1999. This is the eleventh dividend increase since
  1990, raising the annual payout per common share to $0.60 or an approximate yield of 3.8%. The Company's
  Board of Directors believes that a better than peer common dividend is a key component of total shareholder return particularly for retail shareholders.

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

  SERVICE AREA MAP
Presented on this page was a map reflecting the six counties served by the Company.

    Part II     Other Information

  Item 6.     Exhibits and Reports on Form 8-K

       (a)    Exhibits

               3.1    Articles of Incorporation, as
                        amended (Incorporated by
                        reference to Exhibit III to
                        Registration Statement No. 2-
                        79639 on Form S-14, Exhibits
                        4.2 and 4.3 to Registration
                        Statement No. 33-685 on Form
                        S-2, Exhibit 4.1 to
                        Registration Statement No.
                        33-56604 on Form S-3, and
                        Exhibit 3.1 to the
                        Registrant's Annual Report on
                        Form 10-K for the year ended
                        December 31, 1994).

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

             15.1     Letter re:  unaudited interim
                        financial information

             27.1     Financial Data Schedule

       (b)    Reports on Form 8-K:  There were no
  reports filed on Form 8-K for the quarter ending March 31, 1999.



       Pursuant to the requirements of the Securities
  Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 USBANCORP, Inc.
                                 Registrant

  Date: May 14, 1999             /s/Terry K. Dunkle
                                 Terry K. Dunkle
                                 Chairman, President and
                                 Chief Executive Officer

  Date: May 14, 1999             /s/Jeffrey A. Stopko
                                 Jeffrey A. Stopko
                                 Senior Vice President and
                                 Chief Financial Officer

        STATEMENT OF MANAGEMENT RESPONSIBILITY

  April 16, 1999

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

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To the Stockholders and
  Board of Directors of
  USBANCORP, Inc. :

  We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders equity and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of USBANCORP, Inc. as of December 31, 1998, and, in our report dated January
  22, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


  /s/Arthur Andersen LLP
  ARTHUR ANDERSEN LLP
  Pittsburgh, Pennsylvania,
  April 16, 1999

  April 16, 1998

  To the Stockholders and Board of Directors of USBANCORP, INC.:

  We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form
  S-3 (Registration No. 33-56604); Form S-8
  (Registration No. 33-53935); Form S-8 (Registration
  No. 33-55845); Form S-8 (Registration No. 33-55207);
  and Form S-8 (Registration No. 33-55211) its Form
  10-Q for the quarter ended March 31, 1999, which includes our report dated April 16, 1999, covering the unaudited interim financial statement information contained therein. Pursuant to
  Regulation C of the Securities Act of 1933 (the
  Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

  Very truly yours,

  /s/Arthur Andersen LLP
  ARTHUR ANDERSEN LLP