Form 10-Q
period 1999-06-30
USBANCORP INC /PA/
filed 1999-08-12
CIK 707605

UNITED STATES
                	SECURITIES AND EXCHANGE COMMISSION
                       	Washington, D.C. 20549

                              	FORM 10-Q

                             	 (Mark One)

x		Quarterly Report Pursuant to Section 13 or 15(d) of
   the Securities Exchange Act of 1934

For the period ended June 30, 1999


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


                     X Yes    				  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class              Outstanding at August 2, 1999
Common Stock, par value $2.50 		  13,303,562
per share

                          	USBANCORP, INC.
                              	INDEX

                                                           Page No.
PART I.   FINANCIAL INFORMATION:

 		Consolidated Balance Sheet -
   June 30, 1999, December 31, 1998,
   and June 30, 1998				                                  		   3

   Consolidated Statement of Income -
   Three and Six Months Ended June 30, 1999,
   and 1998                                             				   4

   Consolidated Statement of Changes
   in Stockholders' Equity -
   Six Months Ended
   June 30, 1999, and 1998		                             			   6

   Consolidated Statement of Cash Flows -
   Six Months Ended
   June 30, 1999, and 1998		                             			   7

   Notes to Consolidated Financial
   Statements		                                       	 				   8

   Management's Discussion and Analysis
   of Consolidated Financial Condition
 	 and Results of Operations			                           		  23


Part II.	Other Information							                             45

                      	USBANCORP, INC.
                 	CONSOLIDATED BALANCE SHEET
                         	(In thousands)

                                   	      June 30         December 31   June 30
                                           1999 	         1998          1998
	                                         (Unaudited)	                  (Unaudited)
ASSETS
Cash and due from banks                  	$       41,248 	$     35,085 	$       31,354
Interest bearing deposits with banks	                424        	3,855 	           241
Investment securities:
Available for sale                              	729,719      	661,491     	   577,524
Held to maturity (market value $519,539 on
June 30, 1999, $516,452 on December 31, 1998,
and $488,766 on June 30, 1998)	                  525,478      	508,142      	  483,586
Loans held for sale	                              37,873 	      51,317   	      24,798
Loans	                                         1,039,736    	1,020,280  	      996,822
Less:   Unearned income	                           5,286 	       5,276 	         5,616
  Allowance for loan losses	                      10,891        10,725 	        11,886
  Net loans                                   	1,023,559    	1,004,279 	       979,320
Premises and equipment	                           19,188       	18,020     	    18,120
Accrued income receivable	                        18,030 	      17,150 	        16,384
Mortgage servicing rights	                        16,254       	16,197 	        15,093
Goodwill and core deposit intangibles	            27,239       	18,697 	        19,869
Bank owned life insurance	                        36,454       	35,622 	        34,802
Other assets	                                     13,296 	       7,226 	         8,233
   TOTAL ASSETS	                           $   2,488,762 	 $ 2,377,081 	  $  2,209,324

LIABILITIES
Non-interest bearing deposits             	$     163,446 	 $   166,701 	  $    157,228
Interest bearing deposits                 	    1,077,986 	   1,009,590 	     1,021,178
Total deposits	                                1,241,432  	  1,176,291 	     1,178,406
Federal funds purchased and securities
  sold under agreements to repurchase	            59,348 	     101,405 	        89,922
Other short-term borrowings	                     142,337      	129,003    	     88,055
Advances from Federal Home Loan Bank	            851,126 	     752,391  	      637,418
Guaranteed junior subordinated deferrable
  interest debentures                            	34,500       	34,500  	       34,500
Long-term debt	                                    8,678         9,271 	         9,643
Total borrowed funds	                          1,095,989     1,026,570 	       859,538

Other liabilities	                                27,440 	      32,550 	        27,306
   TOTAL LIABILITIES	                          2,364,861 	   2,235,411 	     2,065,250

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000
shares authorized; there were no shares
issued and outstanding for the periods
presented	                                             -  	          - 	             -
Common stock, par value $2.50 per share;
 24,000,000 shares authorized; 17,382,349
 shares issued and 13,301,430 outstanding
 on June 30, 1999; 17,350,136 shares
 issued and 13,512,317 outstanding on December 31,
 1998; 17,338,983 shares issued and 13,853,664
 outstanding on June 30, 1998	                   43,456         43,375 	        43,347
Treasury stock at cost, 4,080,919 shares
on June 30,1999, 3,837,819 shares on
December 31, 1998, and 3,485,319 shares
 on June 30, 1998	                              (65,725)      	(61,521)  	     (53,733)
Surplus	                                         65,668        	65,495    	     65,421
Retained earnings	                               98,441 	       91,737 	        86,653
Accumulated other comprehensive income	         (17,939)	        2,584 	         2,386
	   	   TOTAL STOCKHOLDERS' EQUITY	             123,901 	      141,670 	       144,074
		   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY	                  $   2,488,762   	$ 2,377,081    	$  2,209,324
See accompanying notes to consolidated financial statements.

	USBANCORP, INC.
	CONSOLIDATED STATEMENT OF INCOME
 (In thousands, except per share data)
    Unaudited

                                          Three Months Ended     	Six Months Ended
                                               June 30        	      June 30
                                     	    1999         	1998      1999      	1998
INTEREST INCOME
   Interest and fees on loans and loans
       held for sale:
         Taxable                         	$ 21,037     	$ 21,274 	$ 41,975	  $ 41,932
         Tax exempt             	              555	          621     1,112	     1,243
   Deposits with banks                          26           	63	       58         79
   Investment securities:
      Available for sale                    11,425        	8,863   	22,176	    17,796
      Held to maturity                       8,167 	       8,310  	 16,113	    17,773
          Total Interest Income             41,210	       39,131    81,434	    78,823

INTEREST EXPENSE
   Deposits                                 10,423	       10,253	   20,539	    20,450
   Federal funds purchased and securities
      sold under agreements to repurchase 	    713	        1,279	    1,917	     2,593
   Other short-term borrowings              	2,025         1,131	    3,614	     2,204
   Advances from Federal Home Loan Bank     10,527 	       9,493	   20,856	    19,618
   Guaranteed junior subordinated
     deferrable interest  	                    740	          501	    1,480	       501
   Long-term debt                              108	          111	      209	       233
         Total Interest Expense             24,536     	  22,768	   48,615	    45,599

NET INTEREST INCOME                     	   16,674	       16,363	   32,819	    33,224
   Provision for loan losses                 1,150	          150 	   1,525	       300

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                           	  15,524        16,213	   31,294	    32,924

NON-INTEREST INCOME
   Trust fees                               	1,249      	  1,117  	  2,477	     2,226
   Net realized gains on
     investment securities                	    138	          799	      434	     1,018
   Net realized gains on loans
     held for sale                          	2,508	        1,083   	 3,855      1,807
   Wholesale cash processing fees            	 143       	   166   	   318        352
   Service charges on deposit accounts     	   891           825	    1,744      1,607
   Net mortgage servicing fees              	  182        	  267	      320	       581
   Bank owned life insurance                 	 413	          403	      832	       822
   Gain on sale of branch	                     540	            -       540	         -
   Other income                          	   1,902	        1,691     3,630      3,306
         Total Non-Interest Income       	   7,966	        6,351	   14,150	    11,719

NON-INTEREST EXPENSE
   Salaries and employee benefits         	  8,176      	  7,590	   16,159	    15,080
   Net occupancy expense                 	   1,172      	  1,124	    2,358	     2,278
   Equipment expense                        	1,078      	  1,034  	  2,100	     1,830
   Professional fees                        	  903	          760  	  1,603	     1,552
   Supplies, postage, and freight            	 670	          683	    1,364	     1,354
   Miscellaneous taxes and insurance      	    411	          388    	  904	       744
   FDIC deposit insurance expense           	   67	           99	      135	       137
   Amortization of goodwill and
     core deposit intangibles              	   839	          547 	   1,551	     1,136
   Other expense                          	  2,749	        2,482     4,993	     4,848
         Total Non-Interest Expense     	 $ 16,065	     $ 14,707	 $ 31,167	  $ 28,959

	CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE


                                          Three Months Ended 	   Six Months Ended
                                                June 30               June 30
                                         	1999         	1998     1999	       1998
INCOME BEFORE INCOME TAXES                $ 7,425     	 $ 7,857	 $ 14,277	   $ 15,684
   Provision for income taxes          	    1,885	        2,120     3,701       4,252

NET INCOME                               	$ 5,540	      $ 5,737	 $ 10,576	   $ 11,432

PER COMMON SHARE DATA:
   Basic:
      Net income                        	 $  0.42	      $  0.41	 $   0.79	   $   0.80
      Average shares outstanding      	13,308,296   	14,142,453 13,376,689	 14,343,861
   Diluted:
      Net income                         	$  0.41      	$  0.40  $   0.78	   $   0.78
      Average shares outstanding      	13,423,813   	14,424,516	13,513,949	 14,626,275
   Cash Dividends Declared             	  $  0.15       $  0.14  $   0.29	   $   0.26

See accompanying notes to consolidated financial statements.

	USBANCORP, INC.
	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	(In thousands)
	Unaudited

                                                                	 			    		Accumulated
                                                                     						Other
                       	Preferred	  Common	  Treasury		          Retained 	Comprehensive
                 	      Stock       Stock    Stock  	   Surplus	 Earnings	 Income         Total
Balance December 31,
   1997	                $      -	   $ 14,402	$(31,175)	 $ 93,934	$ 78,866 	$      2,153 	 $158,180
Net Income	                    -	          -	       - 	        -  	11,432 	           - 	   11,432
Dividend reinvestment
   and stock purchase plan     -	         47	       - 	      385	       - 	           - 	      432
Effect of 3 for 1 stock split
   In the form of a 200%
   stock dividend	             -	     28,898	       -	   (28,898)	      -   	         -	         -
Net unrealized holding
   gains (losses) on
   investment
   securities	                 -	          -	       -  	       -	       - 	         233 	      233
Treasury Stock, 884,445
   shares at cost	             -	          - 	(22,558)	        -	       - 	           - 	  (22,558)
Cash dividends
   declared:
   Common stock	               -	          -	       -	         -	  (3,645)	           - 	   (3,645)
Balance June 30, 1998	$        -	   $ 43,347	$(53,733) 	$ 65,421 	$ 86,653 	$     2,386 	  $144,074

Balance December 31,
   1998	              $        -	   $ 43,375	$(61,521) 	$ 65,495	 $ 91,737 	$      2,584 	 $141,670
Net Income	                    -	          -	       - 	        -	   10,576 	           - 	   10,576
Dividend reinvest-
   ment and stock
   purchase plan	              -	         81	       - 	      173	        - 	           - 	      254
Net unrealized
   holding gains
   (losses) on
   investment
   securities	                 -	          -	       - 	        -	        - 	     (20,523)	  (20,523)
Treasury Stock, 243,100
   shares at cost	             -	          -	  (4,204)	        -	        - 	           - 	   (4,204)
Cash dividends
   declared:
   Common stock	               -	          -	       -          -	   (3,872)	           - 	   (3,872)
Balance June 30, 1999	$        -   	$ 43,456	$(65,725) 	$ 65,668 	$ 98,441 	$    (17,939)	 $123,901

See accompanying notes to consolidated financial statements.

USBANCORP, INC.
	CONSOLIDATED STATEMENT OF CASH FLOWS
	(In thousands)
	Unaudited

                                                        		Six Months Ended
                                               		             June 30
                                                         	1999	       1998
OPERATING ACTIVITIES
Net income	                                               $    10,576	$    11,432
Adjustments to reconcile net income to net cash
   (used) provided by operating activities:
Provision for loan losses	                                      1,525 	       300
Depreciation and amortization expense	                          1,299 	     1,247
Amortization expense of goodwill and
   core deposit intangibles                                    	1,551 	     1,136
Amortization expense of mortgage servicing rights               1,482      	1,230
Net amortization of investment securities 	                     1,045 	       410
Net realized gains on investment securities	                     (434)	    (1,018)
Net realized gains on loans and loans held for sale	           (3,855)	    (1,807)
Origination of mortgage loans held for sale	                 (253,703)	  (205,662)
Sales of mortgage loans held for sale	                        266,682    	188,480
Decrease (increase) in accrued income receivable	                (880) 	      933
Decrease in accrued expense payable	                             (890)	    (1,145)
Net cash provided (used) by operating activities	              24,398 	    (4,464)

INVESTING ACTIVITIES
Purchases of investment securities and other short-term
investments	                                                 (415,085)  	(283,161)
Proceeds from maturities of investment securities and
   other short-term investments	                              111,103    	133,614
Proceeds from sales of investment securities and
   other short-term investments	                              185,767    	205,334
Long-term loans originated	                                  (203,615)	  (183,049)
Loans held for sale	                                          (37,873)   	(24,798)
Principal collected on long-term loans	                       214,298   	 198,662
Loans purchased or participated	                               (9,734)  	       -
Loans sold or participated	                                     4,600	          -
Net decrease in credit card receivable and
   other short-term loans                                     	15,839 	     1,218
Purchases of premises and equipment	                           (2,624)	    (1,796)
Sale/retirement of premises and equipment	                        156 	        59
Net decrease in assets held in trust for
   collateralized mortgage obligation	                            468 	       611
Net (increase) decrease mortgage servicing rights	             (1,539)	    (1,363)
Net increase in other assets	                                  (5,947)	    (5,868)
Net cash (used) provided by investing activities	            (144,186)	    39,463

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	               206,216   	 257,101
Payments for maturing certificates of deposit	               (163,178)  	(238,785)
Net increase in demand and savings deposits	                   22,103     	20,563
Net (decrease) increase in federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings	                           (29,148)	    26,720
Net principal borrowings (repayments) of advances
    from Federal Home Loan Bank     	                          98,735   	(116,777)
Principal borrowings on long-term debt	                             -    	  3,623
Repayments of long-term debt                             	       (168)    	(1,584)
Common stock cash dividends paid	                              (2,686)	    (4,870)
Guaranteed junior subordinated deferrable
    interest debenture dividends paid	                         (1,458)	      (486)
Proceeds from dividend reinvestment, stock
   purchase plan, and stock options exercised	                    254 	       432
Purchases of treasury stock      	                             (4,204)	   (22,558)
Net (decrease) increase in other liabilities	                  (3,946)	     1,815
Net cash provided (used) by financing activities	             122,520  	  (41,623)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	                    2,732	     (6,624)

CASH EQUIVALENTS AT JANUARY 1	                                 38,940  	   38,219

CASH EQUIVALENTS AT JUNE 30	                                 $ 41,672  	 $ 31,595

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

     The consolidated financial statements include the accounts of USBANCORP, Inc. (the "Company") and its wholly-owned subsidiaries, U.S. Bank ("U.S. Bank"), Three Rivers Bank and Trust Company ("Three Rivers Bank"), USBANCORP Trust and Financial Services Company ("Trust Company"), UBAN Associates, Inc., ("UBAN Associates") and United Bancorp Life Insurance Company ("United Life"). In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, loan policy, and marketing. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

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

     With respect to the unaudited consolidated financial information of the
Company for the three month periods ended June 30, 1999, and 1998, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated
July 16, 1999, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The
December 31, 1998, numbers are derived from audited financial statements.

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

                                           Three Months Ended     Six Months Ended
                                       			 June 30,	  June 30,    June 30,	 June 30,
                                       	   1999   	   1998        1999      1998
Net income 	                               $5,540   	 $5,737	     $10,576  	$11,432
Other comprehensive income, before tax:
Unrealized holding gains(losses) on
  investment securities                  	(19,713)	     (507)    	(27,270) 	  1,337
Less: reclassification adjustment for
  gains included in net income               (138)      (799)	       (434)	  (1,018)
Other comprehensive income(loss)
  before tax                           	  (19,851)	   (1,306)    	(27,704)	     319
Income tax expense(credit) related to
  items of other comprehensive income      (5,040)      (352)   	  (7,181)	      86
Other comprehensive income(loss),
  net of tax                           	  (14,811)	     (954)    	(20,523)	     233
Comprehensive income                     $( 9,271)    $4,783	    $( 9,947) 	$11,665

5.   Consolidated Statement of Cash Flows

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $1,812,000 in income tax payments in the first six months of 1999 as compared to $3,007,000 for the first six months of 1998. Total interest expense paid amounted to $49,505,000 in 1999's first six months compared to $46,744,000 in the same
1998 period.

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

Investment securities available for sale:
                                           			 June 30, 1999
                                            	Gross      	Gross
                                  	Book     	Unrealized 	Unrealized	 Market
                                  	Value    	Gains      	Losses     	Value
  U.S. Treasury	                   $     199	$       -	  $       -  	$      199
  U.S. Agency                        	18,367	        -	       (479)	     17,888
  State and municipal  	              10,518	       54	          -      	10,572
  U.S. Agency mortgage-backed
     securities      	               658,430       	27	    (26,512)	    631,945
  Other securitiesF1	                 70,090	        -	       (975)  	   69,115
       Total                       	$757,604	$      81	  $ (27,966)	 $  729,719

Investment securities held to maturity:

                                           	 		   June 30, 1999
                                   	         	 Gross      	Gross
                                    	Book    	 Unrealized	 Unrealized	 Market
                                    	Value   	 Gains      	Losses     	Value
  U.S. Treasury	                     $  17,164	$     26	   $     (66) 	$  17,124
  U.S. Agency	                          24,422	       -	        (785) 	   23,637
  State and municipal	                 162,270	   1,417	      (4,721)   	158,966
  U.S. Agency mortgage-backed
     securities	                       317,971	   2,358	      (4,243)	   316,086
  Other securitiesF1	                    3,651	      75	           - 	     3,726
       Total	                         $525,478	$  3,876	   $  (9,815)	 $ 519,539

F1Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's
Service or
Standard & Poor's rating of "A." At June 30, 1999, 95.8% of the portfolio was rated "AAA" compared to 98.7% at June 30, 1998. Approximately
3.1% of the
portfolio was rated below "A" or unrated on June 30, 1999.

7.	Loans Held for Sale

At June 30, 1999, $37,873,000 of newly originated fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value. Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated
Statement of Income.

8.	Loans

The loan portfolio of the Company consists of the following (in thousands):

                                  June 30        December 31     June 30
                           	      1999     	     1998        	   1998
     Commercial	                  $158,506	      $139,751	       $136,522
     Commercial loans secured
        by real estate 	           359,542	       341,842	        322,104
     Real estate - mortgage	       449,523	       449,875	        447,521
     Consumer	                      72,165	        88,812       	  90,675
        Loans	                   1,039,736	     1,020,280	        996,822
     Less:  Unearned income	         5,286	         5,276	          5,616
     Loans, net of unearned
             income	            $1,034,450	    $1,015,004	       $991,206

Real estate-construction loans were not material at these presented dates and comprised 5.0% of total loans net of unearned income at June
30, 1999.  The
Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                         Three Months Ended  	    Six Months Ended
                                            	  June 30                 June 30
                                 	       1999          1998	      1999        1998
Balance at beginning of period	          $ 10,760 	    $ 11,880 	 $ 10,725 	  $ 12,113
Charge-offs:
     Commercial               	               960 	           - 	    1,128 	       128
     Real estate-mortgage  	                  214          	 35      	 424 	       127
     Consumer   	                              74  	        264 	      308 	       563
     Total charge-offs  	                   1,248  	        299 	    1,860 	       818

Recoveries:
     Commercial  	                            149 	          27    	   274 	        48
     Real estate-mortgage    	                 20          	 57     	  122 	        93
     Consumer     	                            60	           71        105 	       150
     Total recoveries  	                      229    	      155        501 	       291

Net charge-offs                           	 1,019         	 144	     1,359 	       527
Provision for loan losses   	               1,150 	         150      1,525 	       300
Balance at end of period   	             $ 10,891    	 $ 11,886 	 $ 10,891 	  $ 11,886

As a percent of average loans and loans held
     for sale, net of unearned income:
     Annualized net charge-offs 	           0.39%	        0.06%	     0.26%	     0.11%
     Annualized provision for loan losses	  0.44        	 0.06     	 0.29 	     0.06
Allowance as a percent of loans and loans
     held for sale, net of unearned income
     at period end               	          1.02        	 1.17     	 1.02 	     1.17
Total classified loans            	      $24,224     	 $30,445   	 $24,224 	 $30,445
Dollar allocation of reserve to
  general risk 	                           6,293       	 6,012     	 6,293 	   6,012
Percentage allocation of
     reserve to general risk  	            57.78%	      50.58%	     57.78%	    50.58%

(For additional information, refer to the "Provision for Loan
Losses" and "Loan
Quality" sections in the Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations on pages 28 and 38, respectively.)

10.	Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon:  1)
the resent value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $7,452,000 and $1,197,000 being specifically identified as impaired and a corresponding allocation reserve was zero and
$650,000 at June 30, 1999, and June 30, 1998, respectively. The average outstanding balance for loans being specifically identified as impaired was
$4,571,000 for the first six months of 1999 compared to $1,170,000 for the first six months of 1998. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first six months of 1999 or 1998.

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

                   June 30, 1999        December 31, 1998    June 30, 1998
		                           Percent of       		  Percent of	        	Percent of
                         		  Loans in         		  Loans in 	         	Loans in
                         		  Each             		  Each 	             	Each
                         		  Category         		  Category 	         	Category
                   	Amount	  to Loans    	Amount 	to Loans   	Amount 	to Loans
Commercial	         $  1,046	14.8%	       $ 1,004	13.1%	      $   996	13.4%
Commercial
  loans secured
  by real estate	      2,145	33.5          	2,082	32.1         	2,391	31.7
Real Estate -
  mortgage	              791	45.5          	1,038	47.0           	406	46.5
Consumer	                616	 6.2          	1,563	 7.8         	1,431	 8.4
Allocation to
  general risk	        6,293    -        	  4,663	   -   	      6,012	   -
Allocation for
  impaired loans          -	    -   	         375	   -     	      650    -

     Total	         $10,891	   100.0%	    $10,725	   100.0%  	$11,886  100.0%

	Even though real estate-mortgage loans comprise approximately 46% of the
Company's total loan portfolio, only $791,000 or 7.3% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

At June 30, 1999, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the
Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to
Note #9.)

11.	Non-performing Assets

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and
(iii) other real estate owned (real estate acquired through foreclosure and in-substance foreclosures). All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans with adequate loan to value ratios wherein interest income is recognized on a cash basis as payments are received.

The following table presents information concerning non-performing assets
(in thousands, except percentages):

                          June 30    December 31    June 30
                     		   1999  		   1998    		     1998

Non-accrual loans		       $ 10,247   $ 5,206      		$ 5,212
Loans past due 90
   days or more		              435   		1,579    		    1,032
Other real estate owned		    1,170 		  1,451    		      712
Total non-performing
    assets		              $ 11,852		 $ 8,236  		    $ 6,956

Total non-performing assets as
   a percent of loans and loans
   held for sale, net
   of unearned income, and
   other real estate owned  	 1.10%	  	0.77% 	       	0.68%

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

                                   	Three Months Ended 	Six Months Ended
                                          June 30          June 30
                                   	1999       	 1998	  1999 	     1998
Interest income due in accordance
   with original terms	             $   65	      $  98	 $ 152	     $ 197
Interest income recorded	               (5)	        (4)	  (14)   	    (6)
Net reduction in interest income	   $   60	       $ 94	 $ 138	     $ 191

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

	Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance
Sheet.  A
summary of the off-balance sheet derivative transactions outstanding as of June
30, 1999, are as follows:

     Borrowed Funds Hedges

	        The Company has entered into several interest rate
contracts to hedge
short-term borrowings used to leverage the balance sheet.
Specifically, FHLB
advances which reprice between 30 days and one year are being used to fund
fixed-rate agency mortgage-backed securities with durations
ranging from two to
three  years.   Under the swap agreements, the Company pays a
fixed rate of
interest and receives a floating rate which resets either monthly, quarterly, or annually. For the $120 million interest rate cap, the Company only receives payment from the counterparty if the federal funds rate goes above the 5.00%
strike rate. The following table summarizes the interest rate swap and cap transactions which impacted the Company's first six months of 1999 performance:

                              				Fixed	    Floating	               	Impact
	Notional   	Start	  Termination	 Rate	     Rate	      Repricing	    On Interest
	Amount	     Date	   Date	        Paid	     Received	  Frequency    	Expense

	$40,000,000	3-17-97	3-15-99	     6.19%	    5.07%	     Expired      	$ 88,958
	 50,000,000	5-08-97	5-10-99	     6.20	     5.43	      Expired	       138,903
 	25,000,000	6-20-97	6-20-99	     5.96	     4.72	      Expired	       148,499
 	50,000,000	9-25-97	9-25-99	     5.80	     4.73	      Monthly	       267,611
	120,000,000	5-03-99	5-03-00      5.00	     N/A	       Daily	          24,000

   		The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include Mellon
Bank and First
Union) in the interest rate swap agreements is remote.

 		The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate floors outstanding at June 30, 1999, or June 30, 1998.

13.   Goodwill and Core Deposit Intangible Assets

      		USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill).
 The Company now carries $13.0 million of goodwill and $14.2 million of core deposit intangible assets on its balance sheet. $10 million of this core deposit intangible was established in the first quarter of 1999 with the purchase of the
First Western branches. A reconciliation of the Company's intangible asset balances is as follows (in thousands):

     Balance at December 31, 1998			 	    $ 18,697
     Additions due to branch acquisitions			10,093
     Amortization expense				               (1,551)
     Balance at June 30, 1999				           27,239

     		The Company is amortizing core deposit intangibles
over periods ranging
from five to ten years while goodwill is being amortized over a 15 year life. The
straight-line method of amortization is being used for both of these categories
of intangibles. It is important to note that this intangible amortization expense
is not a future cash outflow.   The following table reflects the
future
amortization expense of the intangible assets (in thousands):

                Remaining 1999		              $ 1,593
                      2000	 	             	     3,139
                      2001		                 	  3,110
                      2002		                 	  3,110
                      2003		                 	  3,110
                2004 and after	             	  13,177

14.  Federal Home Loan Bank Borrowings

     		Total FHLB borrowings consist of the following at June
30, 1999, (in
thousands,
except percentages):

      	 Type		      Maturing	       Amount	          Weighted
                                                					Average
                                                					Rate

	Open Repo Plus	   	Overnight	      $    92,150	     5.11%

	Advances and	     	1999             	  300,000	     5.21
		wholesale     	   2000	               163,750	     4.88
		repurchase       	2001	                10,126	     8.22
		agreements       	2002	               258,500	     5.72
			                 2003 and after	     118,750	     5.31

	Total Advances and			                  851,126	     5.39
wholesale repurchase agreements

Total FHLB Borrowings		                $943,276	     5.37%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 1999, the Company meets all capital adequacy requirements to which it is subject.

As of June 30, 1999, and 1998, as well as, December 31, 1998, the
Federal
Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier
1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category.

		  	                                                             To Be Well
                                                                  Capitalized Under
                   		                       For Capital           Prompt Corrective
As of June 30, 1999    Actual      		       Adequacy Purposes     Action Provisions

                       Amount     Ratio   	 Amount      Ratio     Amount    Ratio
Total Capital (to Risk                 (In thousands, except ratios)
  Weighted Assets)
    Consolidated	      $  159,992	13.53%	   $   94,633	 8.00%	    $  118,292	10.00%
    U.S. Bank	             87,379	13.72        	50,946	 8.00         	63,682	10.00
    Three Rivers Bank	     73,797	13.59        	43,435	 8.00         	54,294	10.00

Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated	         149,101	12.60  	      47,317	 4.00  	       70,975	 6.00
    U.S. Bank	             82,078	12.89        	25,473	 4.00         	38,209	 6.00
    Three Rivers Bank	     68,207	12.56        	21,717	 4.00         	32,576	 6.00

Tier 1 Capital (to Average
  Assets)
    Consolidated	         149,101	 6.13     	   97,261	 4.00      	  121,576	 5.00
    U.S. Bank	             82,078	 6.15        	53,393	 4.00         	66,741	 5.00
    Three Rivers Bank	     68,207	 6.26  	      43,618	 4.00  	       54,522	 5.00

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

	The contribution of the major business segments to the consolidated results for the first half of 1999 and 1998 were as follows (in thousands, except ratios):

June 30, 1999	      Community Banking	   Mortgage Banking   Trust	  Investment/Parent	 Total

Net Income	         $ 4,607	             $ 197	             $ 473	  $ 5,299	           $ 10,576
Risk adjusted
  return on equity	   12.1%	               4.7%	              30.8%	   21.3%	            15.4%
Total assets	       $1,167,138	          $64,696           	$1,731	 $1,255,197	        $2,488,762

June 30, 1998	      Community Banking	   Mortgage Banking	  Trust  	Investment/Parent	 Total

Net Income	         $ 5,120	             $ 485	             $ 467	  $ 5,360	           $ 11,432
Risk adjusted
  return on equity	    12.0%	              9.9%	              26.6%	   19.8%	            14.9%
Total assets	       $1,088,577	          $58,020	           $1,617	 $1,061,110	        $2,209,324

17.  Branch Acquisition

	On February 12, 1999, the Company completed the purchase of three branch offices in western Pennsylvania from First Western Bancorp in exchange for cash and one branch office from the Company. The Company's U.S. Bank subsidiary acquired the Ebensburg and Barnesboro offices of First Western which are located in Cambria County. The Company's Three Rivers Bank subsidiary acquired the Kiski
Valley office of First Western located in Westmoreland County in exchange for
Three Rivers Bank's Moon Township office which is located in Allegheny County.
 On a net basis, the Company acquired $91 million in deposits, $10 million in consumer loans and the related fixed assets, leases, safe deposit box business and other agreements at the branch offices. The Company paid a core deposit premium of approximately $10 million for the acquired deposits and purchased the consumer loans and fixed assets at fair value.

18.  Sale of Credit Card Portfolio

	On April 1, 1999, the Company completed the sale of the credit card portfolio of its U.S. Bank subsidiary to First National Bank of Omaha. The portfolio consisted of 16,878 credit card accounts with outstanding balances totaling approximately $14 million. The credit card portfolio was sold for a 16% premium which equated to a $1.6 million pre-tax gain on the transaction in the second quarter of 1999. Simultaneously, the Company entered into an Agent Bank
Agreement with First National Bank of Omaha which will enable the Company's banking subsidiaries to continue to offer credit cards to their customers.

19.  Branch Sale

	On June 18, 1999, the Company's U.S. Bank subsidiary sold its Loretto branch to Portage National Bank. Approximately $6 million in deposits were sold at an 8.50% premium which resulted in the Company recognizing a pre-tax gain of
$540,000 in the second quarter of 1999.

20.  Subsequent Event

On July 12, 1999, the Company announced that its Board of Directors has approved a plan to split the Company's banking subsidiaries into two separate publicly traded companies. The plan would be effected through a tax-free spin-off of its Three Rivers Bank subsidiary to the Company's shareholders.
Completion of the spin-off is expected to take six to nine months and is contingent upon a favorable tax ruling from the Internal Revenue Service and regulatory approvals.

Under the proposed tax-free spin-off plan, 100% of the shares of the holding company to be formed for Three Rivers Bank would be distributed to shareholders of the Company in proportion to their existing Company ownership. Shareholders would retain their existing Company shares. Standard Mortgage Company (SMC), a mortgage banking company, currently a subsidiary of Three Rivers Bank, will be internally spun-off from Three Rivers Bank to the Company prior to consummation of the proposed Three Rivers Bank spin-off.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
("M.D.& A.")

 .....PERFORMANCE OVERVIEW.....The Company's net income for the second quarter of
1999 totaled $5.5 million or $0.41 per share on a diluted basis. When compared to the $5.7 million or $0.40 per diluted share reported for the second quarter of 1998, the 1999 results reflect a 2.5% increase in diluted earnings per share and a 3.4% decrease in net income. The Company's return on equity averaged
16.32% for the second quarter of 1999 which represented an improvement over the
15.39% return on equity reported in the second quarter of 1998. When compared to the Company's more recent first quarter 1999 performance, the 1999 second quarter results reflect a 10.8% improvement in diluted earnings per share and a
10.0% increase in net income.

Growth in total revenue and active capital management were the key factors responsible for the improvement in the Company's diluted earnings per share and return on equity in the second quarter of 1999. Specifically, non interest income increased by $1.6 million or 25.4% while net interest income grew by
$311,000 or 1.9%. The Company used its treasury stock repurchase program to actively manage its capital and reduce both total equity and common shares outstanding. As a result of the success of this program, there were 1.0 million fewer average diluted shares outstanding in the second quarter of 1999 than the second quarter of 1998. The Company's 1999 second quarter financial performance was negatively impacted by a $1.4 million or 9.2% increase in non-interest expense and a $1 million increase in the provision for loan losses. The following table summarizes some of the Company's key performance indicators(in thousands, except per share and ratios):

                                  Three Months Ended    Three Months Ended
                                     June 30, 1999         June 30, 1998
 Net income         	                   $ 5,540              	$ 5,737
 Diluted earnings per share        	       0.41                	 0.40
 Return on average equity       	         16.32%          	     15.32%
 Return on average assets       	          0.90                	 1.04
 Average diluted common
    shares outstanding                 	 13,424             	  14,425

 .....NET INTEREST INCOME AND MARGIN..... The Company's net
interest income
represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table compares the Company's net interest income performance for the second quarter of
1999 to the second quarter of 1998 (in thousands, except percentages):

                             	Three Months Ended
                                    June 30
                          	    1999   	     1998  	   $ Change  	% Change
Interest income	               $ 41,210    	$ 39,131     2,079  	 5.3
Interest expense	                24,536    	  22,768     1,768    7.8
Net interest income             	16,674      	16,363     	 311   	1.9
Tax-equivalent
   adjustment	                      799  	       704        95   13.5
Net tax-equivalent
   interest income	            $ 17,473   	 $ 17,067  	    406   	2.4

Net interest margin	              3.00% 	      3.25%    	(0.25)%	 N/M

N/M - Not meaningful

USBANCORP's net interest income on a tax-equivalent basis increased by
$406,000 or 2.4% due to growth in earning assets. Total average earning assets were $229 million higher in the second quarter of 1999 due to a $49 million or
4.9% increase in total loans and a $183 million or 17.2% increase in investment securities. The Company was able to achieve solid loan growth in commercial loans, commercial mortgage loans, and home equity loans over the past several quarters. Consumer loans declined between periods due to the sale of the
Company's $14 million credit card portfolio in the second quarter of 1999. The higher level of investment securities resulted in part from the use of funds provided with the First Western Branches Acquisition which closed in the first quarter of 1999. As part of this acquisition, the Company acquired approximately
$91 million of deposits and $10 million of consumer loans.

The income benefit from this growth in earning assets was partially offset by a 25 basis point decline in the net interest margin to 3.00%. The drop in the net interest margin reflects a 38 basis point decline in the earning asset yield which more than offset the benefit of a 22 basis point reduction in the cost of funds. Accelerated prepayments in both the securities and loan portfolios were the primary factor causing the lower earning asset yield between years. The
Company has, however, experienced a noticeable slowing of prepayment speeds in the second quarter of 1999 which was one key factor contributing to the five basis point improvement in the net interest margin from 2.95% to 3.00% on a linked quarter basis.


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

 ...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the second quarter of 1999 increased by $2.2 million or 5.5% when compared to the same 1998 period. This increase was due to the previously mentioned $229 million or 11.0% increase in total average earning assets which caused interest income to rise by $4.2 million. This positive factor was partially offset by a 38 basis point drop in the earning asset yield to 7.26% that caused a $2.0 million reduction in interest income. Within the earning asset base, the yield on the total loan portfolio declined by 51 basis points to 8.15% due to the downward repricing of floating rate loans and the reinvestment of cash received on higher yielding prepaying assets into loans with lower interest rates. The yield on total investment securities decreased by 18 basis points to 6.47% due to accelerated mortgage prepayments and the reinvestment of this cash into lower yielding securities. These heightened prepayments reflect increased customer refinancing activity due to drops in intermediate- and long-term interest rates on the treasury yield curve throughout 1998. This refinancing activity slowed significantly in the second quarter of 1999 when the treasury yield curve began to steepen again.

The Company's total interest expense for the second quarter of
1999
increased by $1.8 million or 7.8% when compared to the same 1998 period. This higher interest expense was due primarily to a $246 million increase in average interest bearing liabilities. The growth in interest bearing liabilities included an $81 million increase in interest bearing deposits due largely to the deposits acquired with the First Western Branches Acquisition. The remainder of the interest bearing liability increase occurred in short-term borrowings and FHLB advances which were used to help fund the previously mentioned earning asset growth. These borrowed funds had an average cost of 5.35% in the second quarter of 1999 which was 32 basis points lower than their cost in the prior year second quarter but 152 basis points greater than the average cost of deposits which amounted to 3.83%. The Company was able to reduce its cost of deposits by 24 basis points given the reductions in interest rates by the Federal Reserve in the fourth quarter of 1998. Overall, the Company's total cost of funds dropped by
22 basis points to 4.62%.

It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $170 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note #12.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets. For the second quarter of 1999, the level of borrowed funds to total assets averaged 40.4%. The
Company plans to use cash flow from mortgage-backed securities to pay down borrowings to bring the ratio back within policy guidelines during the second half of 1999.

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

Three Months Ended June 30 (In thousands, except percentages)

                       	           	       1999    	         	           	  1998
                                   		      Interest                         Interest
                             	Average	     Income/  	Yield/  	Average	      Income/  	Yield/
                             	Balance	     Expense  	Rate    	Balance	      Expense 	 Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	         $ 1,059,303 	$ 21,754	 8.15%	   $  1,010,058 	$ 22,099	 8.66%
   Deposits with banks          	   4,076       	26	 2.54           	7,029 	      63	 3.57
   Investment securities:
     Available for sale	          731,394   	11,578	 6.31  	       566,046 	   9,054	 6.40
     Held to maturity	            515,289     8,651	 6.69     	    497,656 	   8,619 	6.93
     Total investment
         securities	            1,246,683 	  20,229	 6.47     	  1,063,702 	  17,673	 6.65

 Total interest earning
   assets/interest income	      2,310,062   	42,009	 7.26       	2,080,789 	  39,835	 7.64
Non-interest earning assets:
   Cash and due from banks	        37,380 			                       34,406
   Premises and equipment	         19,087 			                       17,880
   Other assets	                  103,552                       			 98,438
   Allowance for loan
      losses  	                   (11,322)		                	      (11,904)
TOTAL ASSETS	                 $ 2,458,759 	                  		$ 2,219,609

	CONTINUED ON NEXT PAGE

THREE MONTHS ENDED JUNE 30
CONTINUED FROM PREVIOUS PAGE

                                                      1999    	         	      	         1998
                                                 		   Interest   			                     Interest
                                          	Average	   Income/   	 Yield/	     Average	   Income/  	Yield/
                                          	Balance	   Expense    	Rate       	Balance	   Expense 	 Rate
Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand                	$   95,353	$    235 	  0.99% 	     $   90,690	$   224 	 0.99%
   Savings	                                   176,464	     713   	1.62    	      173,305	    640 	 1.48
   Money markets                             	186,981	   1,557  	 3.34    	      166,309	  1,555 	 3.75
   Other time	                                632,423	   7,918   	5.02    	      580,049	  7,834 	 5.42
   Total interest bearing
      deposits	                             1,091,221	  10,423 	  3.83    	    1,010,353	 10,253 	 4.07

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other short-term borrowings	      223,856	   2,738 	  4.91    	      184,787	  2,410 	 5.16
   Advances from Federal
      Home Loan Bank 	                        770,015	  10,527 	  5.48    	      656,852	  9,493 	 5.80
   Guaranteed junior subordinated
      deferrable interest debentures	          34,500	     740  	 8.58    	       23,383	    501 	 8.58
     Long-term debt	                            8,762	     108 	  4.94    	        7,113	    111	  6.26

Total interest bearing
   liabilities/interest expense	            2,128,354	  24,536   	4.62    	    1,882,488	 22,768 	 4.84
Non-interest bearing liabilities:
   Demand deposits	                           168,674			                         159,561
   Other liabilities	                          25,567			                          27,382
   Stockholders' equity	                      136,164	          		               150,178
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY	                   $2,458,759			                      $2,219,609

Interest rate spread			                                           2.64    			                      2.79
Net interest income/
   net interest margin		                                17,473   	3.00% 		                17,067 	 3.25%
Tax-equivalent adjustment		                               (799)			                          (704)
Net Interest Income		                                  $16,674 			                       $16,363


 ....PROVISION FOR LOAN LOSSES..... The Company's provision for loan losses for
the second quarter of 1999 totaled $1.2 million or 0.44% of average total loans which represented a $1 million increase from the provision level experienced in the 1998 second quarter. The Company's net loan charge-offs amounted to $1.0 million or 0.39% of average loans in the second quarter of 1999 compared to net charge-offs of $144,000 or 0.06% of average loans in the 1998 second quarter.
 The higher provision in 1999 was due to increased net-charge-offs, continued growth of the commercial and commercial mortgage loan portfolio, and a higher level of non-performing assets. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis.(See further discussion in Note #1 and the Allowance for Loan Losses section of the MD&A.)

 .....NON-INTEREST INCOME..... Non-interest income for the second quarter of 1999
totaled $8.0 million which represented a $1.6 million or 25.4% increase when compared to the same 1998 quarter. This increase was primarily due to the following items:

a $132,000 or 11.8% increase in trust fees to $1.2 million in the second quarter of 1999. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business.


a $1.4 million increase in gains realized on loans held for sale due entirely to a $1.6 million gain realized on the sale of the Company's $14 million credit card portfolio. As a result of the 16% premium recognized on the sale, the Company was able to profitably exit a line of business where it did not have the scale to effectively compete on a long-term basis.

a $661,000 decrease in gains realized on investment security sales as the steeper yield curve has limited investment portfolio repositioning opportunities in 1999.

a $540,000 gain on the sale of a small marginally profitable branch office with approximately $6 million in deposits. The Company received an 8.5%
premium for the core deposits in that branch office.

 .....NON-INTEREST EXPENSE..... Non-interest expense for the second quarter of
1999 totaled $16.1 million which represented a $1.4 million or 9.2% increase when compared to the same 1998 quarter. This increase was primarily due to the following items:

a $586,000 or 7.7% increase in salaries and employee benefits due to merit pay increases, increased medical insurance premiums, and 13 additional employees resulting from the acquisition of the Republic Bank
Wholesale
Mortgage Banking Department.

a $292,000 increase in goodwill and core deposit amortization expense due to the amortization expense associated with the $10 million core deposit premium resulting from the First Western Branches Acquisition.

a $267,000 increase in other expense due primarily to approximately $300,000 of costs associated with achieving Year 2000 compliance.

A $143,000 increase in professional fees due to higher legal and other professional fees.

 .....YEAR 2000.....	USBANCORP has been actively working on the
Year 2000 computer
problem and has made significant progress in ensuring that both its information technology and non-information technology systems and applications will be Y2K compliant. To date, the Company has completed the inventory, assessment, remediation, testing, and nearly all the implementation phases of its Year 2000 program.

	The Y2K process has also required that the Company work with vendors, third-party service providers, and customers. The Company continues to communicate with all its vendors and large commercial customers to determine the extent to which the Company is vulnerable to these parties' failure to remediate there own Year 2000 issue. Mission critical vendors have affirmed their Year
2000 compliance. No mission critical system vendor changes are expected.

	The Company's business resumption plan has been expanded to address the potential problems of Y2K such as the loss of power, telecommunications, or the failure of a mission critical vendor. An outside consulting firm was retained to create a company wide business resumption plan. The firm used its considerable experience with business resumption planning and the existing company contingency plans to create a business resumption plan which supports our continued operation in the face of external or internal Y2K caused disruptions.
 A test of the branch plan for operation was performed on June 19, 1999.
Customers were served with no disruption.

	The Company recognizes the serious risks it faces regarding credit customers not properly remediating their automated systems to conform with Year
2000 related problems. The failure of a loan customer to prepare adequately to conform with Year 2000 could have an adverse effect on such customer's operations and profitability, in turn limiting their ability to repay loans in accordance with scheduled terms. During the second half of 1998, the Company completed a detailed analysis of its major loan customers' compliance with Year 2000. The focus of the analysis was on commercial credit exposures with balances in excess of $250,000 and included discussions between loan officers, customers, and information system representatives in select cases. As a result of this analysis, the Company currently believes that it will not have a material adverse effect from Year 2000 customer credit risks.

	The Company is addressing the potential liquidity risks associated with Year
2000. A study of cash and liquidity has been undertaken. Cash levels and investments will be adjusted to meet the need. Additionally, the Company has developed a contingency funding plan which provides for the use of the Federal
Home Loan Bank, Federal Reserve Discount Window, brokered deposits and more aggressive wholesale borrowings should the Company experience an outflow of deposits. From an asset liability management standpoint, the Company has emphasized deposit products which encourage extension of shorter term maturities into products maturing after the century date change to further limit liquidity risk.

	The Company is using both internal and external resources to complete its comprehensive Y2K compliance program. The Company currently estimates that the total cost to achieve Y2K compliance will approximate $1.7 million.
Approximately 66% of this total cost represents incremental expenses to the
Company while approximately 34% represents the internal cost of redeploying existing information technology resources to the Y2K issue. To date, the Company has expensed $1,317,000 or 77% of its total estimated cost to achieve Year 2000 compliance. The Company does not believe that these expenditures have yet had, nor will have, a material impact on the results of operation, liquidity, or capital resources.

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

Resolution
Phases	              Assessment	    Remediation	      Testing	       Implementation

Information       	  100% complete	 100% complete	    100% complete  	99% complete
Technology
			 	                                                                 All mission critical and
                                                                			  	critical system have been
                                                                			  	implemented. Non-
                                                                 			 	essential PC upgrades are
                                                                 			 	scheduled through
                                                                 			 	8-15-99.
------------------------------------------------------------------------------
Operating equipment	 100% complete	 100% complete	    100% complete  	100% complete
with embedded chips
or software.

------------------------------------------------------------------------------
Third Party	         100% compete	  100% for system	  100% complete.	 99% complete for
		                                  interfaces		                      system interfaces

                                                                  				PCs need upgraded.

 .....INCOME TAX EXPENSE..... The Company's provision for income taxes for the
second quarter of 1999 was $1.9 million reflecting an effective tax rate of
25.4%. The Company's 1998 second quarter income tax provision was $2.1 million or an effective tax rate of 27.0%. The lower effective tax rate in 1999 was due to a reduced level of pre-tax income combined with increased total tax-free asset holdings in the second quarter of 1999. The tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Net deferred income taxes of $4.9 million have been provided as of June 30, 1999, on the differences between taxable income for financial and tax reporting purposes.

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

 .....PERFORMANCE OVERVIEW..... The Company's net income for the first six months
of 1999 totaled $10.6 million or $0.78 per share on a diluted basis. The
Company's net income for the first half of 1998 totaled $11.4 million or $0.78 per share on a diluted basis. The 1999 results reflect no change in diluted earnings per share and an $856,000 or 7.5% decrease in net income when compared to the same six-month period in 1998. The Company's return on equity averaged
15.39% for the first six months of 1999 which represented a 45 basis point improvement over the 14.94% return on equity reported in the first half of 1998.
 The Company's return on assets dropped by 15 basis points to 0.88% for the first six months of 1999.

	Compression in the Company's net interest margin, a higher level of non-interest expense, and an increased loan loss provision offset the benefit of an increased amount of non-interest income to cause the drop in net income in the first half of 1999. Specifically, total non-interest income increased by $2.4 million or 20.7% while net interest income declined by $405,000 or 1.2% from the same prior year period. This net $2 million increase in total revenue was offset by higher non-interest expense and an increase in the provision for loan losses.
 Total non-interest expense was $2.2 million or 7.6% higher in the first half of
1999 while the provision for loan losses increased by $1.2 million. Even though net income decreased for the first six months of 1999, there was no change in diluted earnings per share due to the success of the Company's common stock repurchase program. As a result of this active capital management strategy, there were 1.1 million fewer average diluted shares outstanding in the first half of 1999. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                       	         Six Months Ended  	 Six Months Ended
                    	              June 30, 1999    	  June 30, 1998
 Net income         	                 $10,576           	$11,432
 Diluted earnings per share        	     0.78             	 0.78
 Return on average equity       	       15.39%           	 14.94%
 Return on average assets       	        0.88             	 1.03
 Average diluted common
    shares outstanding               	 13,514          	  14,626

 .....NET INTEREST INCOME AND MARGIN..... The following table compares the
Company's net interest income performance for the first six months of 1999 to the first six months of 1998 (in thousands, except percentages):

                    		       	Six Months Ended
                                   June 30
                          	    1999   	     1998     	 $ Change  	% Change
Interest income	               $ 81,434    	$ 78,823  	   2,611    	 3.3
Interest expense	                48,615    	  45,599      3,016   	  6.6
Net interest income	             32,819      	33,224     	 (405)   	(1.2)
Tax-equivalent
   adjustment	                    1,572   	    1,424        148   	 10.4
Net tax-equivalent
   interest income	            $ 34,391   	 $ 34,648  	    (257)   	(0.7)

Net interest margin	               2.98% 	      3.27% 	   (0.29)%	   N/M

N/M - Not meaningful.


 USBANCORP's net interest income on a tax-equivalent basis decreased by
$257,000 or 0.7% due to the negative impact of a 29 basis point decline in the net interest margin to 2.98%. The drop in the net interest margin reflects a 39 basis point decline in the earning asset yield due primarily to accelerated prepayments in both the securities and loan portfolios and the reinvestment of these cash flows in lower yielding assets. This decline in the earning asset yield more than offset an 18 basis point drop in the cost of funds due to lower deposit and borrowing costs. Overall, this margin compression offset the benefits resulting from growth in the earning asset base. Total average earning assets were $188 million higher in the first half of 1999 as total loans grew by
$60 million or 6.0% while investment securities increased by $128 million or
11.8%.

 ...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first six months of 1999 increased by $2.8 million or 3.4% when compared to the same 1998 period. This increase was due primarily to a $188 million or 9.0% increase in total average earning assets which caused interest income to rise by
$6.8 million. This positive factor was partially offset by a 39 basis point drop in the earning asset yield to 7.26% which caused a $4.0 million reduction in interest income. Within the earning asset base, the yield on total investment securities decreased by 23 basis points to 6.48% while the yield on the total loan portfolio declined by 51 basis points to 8.13%. Accelerated prepayments of mortgage related assets and the reinvestment of this cash into lower yielding assets was the primary factor causing the compression in the earning asset yield.

Continued growth of the loan portfolio was an important component of the earning asset growth. The Company's loan-to-deposit ratio averaged 86.3% for the first half of 1999. This loan growth resulted from the Company's ability to take market share from its competitors through strategies which emphasize convenient customer service, niche products and hard work. Other factors contributing to the loan growth were a stable economic environment and increased loan volumes from two loan production offices in the higher growth markets of Westmoreland and
Centre Counties.

The Company's total interest expense for the first half of 1999 increased by $3.0 million or 6.6% when compared to the same 1998 period. This higher interest expense was due primarily to a $204 million increase in average interest bearing liabilities which caused interest expense to rise by $4.7 million. This growth in interest bearing liabilities occurred in both deposits and borrowings which were used to fund the previously mentioned earning asset growth. For the first six months of 1999, the Company's total level of short-term borrowed funds and FHLB advances averaged $987 million or 40.6% of total assets compared to an average of $871 million or 39.0% of total assets for the first six months of
1998. The Company's cost of both borrowed funds and deposits declined in 1999 which contributed to a $1.8 million reduction in interest expense. Overall, the
Company's total cost of funds dropped by 18 basis points to average 4.66% for the first six months of 1999.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 1999, and June 30,
1998. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 26.

Six Months Ended June 30 (In thousands, except percentages)

                        	           	        1999    	         	           	    1998
                                     		      Interest                        			Interest
                               	Average	     Income/  	Yield/	    Average	      Income/  	Yield/
                               	Balance	     Expense  	Rate      	Balance	      Expense 	 Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	           $ 1,062,914 	$ 43,436	 8.13%	     $ 1,002,476 	 $ 43,585	 8.64%
   Deposits with banks	               3,839       	58 	2.99            	4,586 	       79	 3.43
   Investment securities:
     Available for sale	            711,939 	  22,487	 6.32  	        580,234 	   18,763	 6.47
     Held to maturity	              506,870 	  17,025 	6.72      	    510,326 	   17,820	 6.98
     Total investment
         securities	              1,218,809   	39,512	 6.48        	1,090,560 	   36,583	 6.71
Total interest earning
   assets/interest income	        2,285,562   	83,006	 7.26        	2,097,622 	   80,247	 7.65
Non-interest earning assets:
   Cash and due from banks	          36,569 			                        33,241
   Premises and equipment	           18,606                         			17,839
   Other assets	                    103,313                        			 98,758
   Allowance for loan
      losses  	                     (11,076)			                       (11,985)
TOTAL ASSETS	                   $ 2,432,974 			                   $ 2,235,475

	CONTINUED ON NEXT PAGE

SIX MONTHS ENDED JUNE 30
CONTINUED FROM PREVIOUS PAGE

                                                  1999    	         	             1998
                                                		Interest   			                  Interest
                                	Average	         Income/  	Yield/	  Average	     Income/  	Yield/
                                	Balance	         Expense  	Rate    	Balance	     Expense 	 Rate
Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand       $   94,328	      $    465  0.99%   	$   90,256	  $    444 	0.98%
   Savings	                         173,654        	 1,375 	1.58       	173,855	     1,294	 1.48
   Money markets	                   181,888         	2,996  3.29       	164,374	     3,082 	3.74
   Other time	                      621,817	        15,703 	5.09    	   579,353	    15,630 	5.45
   Total interest bearing
      deposits	                   1,071,687	        20,539 	3.86     	1,007,838  	  20,450 	4.09

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other
        short-term borrowings	      226,344	         5,531 	4.87       	183,803	     4,797 	5.21
   Advances from Federal
      Home Loan Bank 	              760,834        	20,856 	5.47       	687,103	    19,618	 5.69
   Guaranteed junior subordinated
      deferrable interest debentures	34,500	         1,480  8.58   	     11,692	       501  8.58
   Long-term debt	                    8,848	           209  4.72   	      7,459	       233 	6.23
Total interest bearing
   liabilities/interest expense	  2,102,213	        48,615 	4.66     	1,897,895	    45,599 	4.84
Non-interest bearing liabilities:
   Demand deposits	                 166,842			                          155,616
   Other liabilities	                25,340			                           27,661
   Stockholders' equity	            138,579			                          154,303
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY	         $2,432,974		                       	$2,235,475

Interest rate spread			                                     2.60    			                     2.81
Net interest income/
   net interest margin		                            34,391 	2.98% 		                34,648 	3.27%
Tax-equivalent adjustment		                         (1,572)                     			 (1,424)
Net Interest Income		                              $32,819 			                     $33,224

 ....PROVISION FOR LOAN LOSSES The Company's provision for loan losses for the
first six months of 1999 totaled $1.5 million or 0.29% of average total loans which represented a $1.2 million increase from the provision level experienced in the first six months of 1998. The Company's net charge-offs amounted to $1.4 million or 0.26% of average loans in first half of 1999 compared to net charge-offs of $527,000 or 0.11% of average loans in the first half of 1998. The higher provision in 1999 was due to the increased net-charge-offs, continued growth of commercial and commercial real-estate loans, and a higher level of non-performing assets. At June 30, 1999, the allowance for loan losses totaled $10.9 million or 1.02% of total loans and 92% of total non-performing assets.

 .....NON-INTEREST INCOME.....Non-interest income for the first six months of 1999
totaled $14.2 million which represented a $2.4 million or 20.7%
increase when
compared to the same 1998 period.    This increase was primarily
due to the
following items:

	a $251,000 or 11.3% increase in trust fees to $2.5 million in the first half of 1999. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business.

	a $2.0 million increase in gains realized on loans held for sale due largely to the previously discussed $1.6 million gain recognized on the sale of the
Company's credit card portfolio. The remainder of the increase was due to continued strong residential mortgage production at the Company's mortgage banking subsidiary and more profitable execution of loan sales into the secondary market. With the steepening of the treasury yield curve later in the second quarter of 1999, the Company expects to see reductions in both the volume and net spread earned mortgage loan sales in the second half of
1999.

	a $324,000 or 9.8% increase in other income due in part to additional income resulting from ATM surcharging, other mortgage banking processing fees, and revenue generated from annuity and mutual fund sales in the Company's financial service subsidiaries.

a $261,000 or 44.9% decrease in net mortgage servicing fee income due to greater amortization expense on mortgage servicing rights as a result of faster mortgage prepayment speeds in 1999.

Non-interest income as a percentage of total revenue increased from 26.1% in the first six months of 1998 to 30.1% in the first six months of 1999.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the first six months of
1999 totaled $31.2 million which represented a $2.2 million or 7.6% increase when compared to the same 1998 period. This increase was primarily due to the following items:

	a $1.1 million or 7.2% increase in salaries and employee benefits due to merit pay increases, higher commission and incentive pay, increased medical insurance premiums, and the additional full-time equivalent employees
("FTE") resulting from the First Western Branches Acquisition and the acquisition of the Republic Bank Wholesale Mortgage Banking Department.

	a $415,000 increase in goodwill and core deposit amortization expense due to the amortization expense associated with the $10 million core deposit premium resulting from the First Western Branches Acquisition.
The
amortization expense of intangible assets reduced the first six months of
1999 diluted earnings per share by $0.10.

	a $270,000 increase in equipment expense due to higher technology related expenses such as the system costs associated with wide area networks and optical disk imaging of customer statements.

 .....INCOME TAX EXPENSE..... The Company's provision for income taxes for the
first six months of 1999 was $3.7 million reflecting an effective tax rate of
25.9%. The Company's comparable period 1998 income tax provision was $4.3 million or an effective tax rate of 27.1%. The lower income tax expense and effective tax rate in 1999 was due primarily to a reduced level of pre-tax income combined with an increased level of tax-free income.

 .....NET OVERHEAD BURDEN.....The Company's efficiency ratio (non-
interest expense
divided by total revenue) increased to 64.2% in the first half of 1999 compared to 62.5% for the first six months of 1998. Factors contributing to the higher efficiency ratio in 1999 included the compression experienced in the net interest margin which resulted in lower net interest income and an increased level of non-interest expenses which included Year 2000 costs. Additionally, the repurchase of the Company's stock has a favorable impact on return on equity but a negative impact on the efficiency ratio due to the interest cost associated with borrowings which provide funds to repurchase the stock (i.e. the $1.5 million of interest expense on the $34.5 million of guaranteed junior subordinated deferrable interest debentures). The amortization of intangible assets also creates a $3.1 million annual non-cash charge that negatively impacts the efficiency ratio. The efficiency ratio for the first six months of 1999, stated on a cash basis excluding the intangible amortization, was 61.0% or 3.2% lower than the reported efficiency ratio of 64.2%. Net overhead expense as a percentage of tax equivalent net interest income was relatively consistent between periods at 49.5%.

 .....BALANCE SHEET..... The Company's total consolidated assets were $2.49
billion at June 30, 1999, compared with $2.38 billion at December
31, 1998, which
represents an increase of $112 million or 4.7% due primarily to the funds provided from the First Western Branches Acquisition. During the first half of
1999, total loans and loans held for sale increased by approximately $6.0 million due to the loans acquired from First Western and continued growth in commercial mortgage loans. This loan portfolio growth occurred despite the sale of the
Company's $14 million credit card portfolio. Total investment securities increased by $86 million as the acquired deposits were used to purchase securities. Intangible assets increased by $8.5 million due to the core deposit intangible resulting from the First Western Branches Acquisition.

	Total deposits increased by $65 million or 5.5% since December 31, 1998, due to the acquisition of the First Western Branches. Deposit totals were negatively impacted by the sale of a $6.0 million marginally profitable branch office and run-off of certificates of deposit. The Company's total borrowed funds position increased by $69 million in order to fund the earning asset growth.
Total equity declined by $18 million due to a decline in accumulated other comprehensive income as a result of a decrease in the market value of the available for sale securities portfolio.

 .....LOAN QUALITY.....The following table sets forth information concerning
USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):


                                         June 30      	December 31  	 June 30
                                         1999   	      1998      	    1998
     Total loan delinquency (past due
      30 to 89 days)	                    $10,600      	$15,427 	      $ 9,769
     Total non-accrual loans	             10,247        	5,206         	5,212
     Total non-performing assetsF1        11,852        	8,236        	 6,956
     Loan delinquency, as a percentage
        of total loans and loans held
        for sale, net of unearned income	  0.99%	        1.45%	         0.96%
    Non-accrual loans, as a percentage
        of total loans and loans held
        for sale, net of unearned income	  0.96         	0.49          	0.51
     Non-performing assets, as a
        percentage of total loans and
        loans held for sale, net of
        unearned income, and other
        real estate owned	                 1.10         	0.77          	0.68

     F1 Non-performing assets are comprised of (i) loans that are on a non-accrual basis,
(ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.
 All loans, except for loans that are insured for credit loss, are placed on non-accrual status upon becoming 90 days past due in either principal or interest.

Between December 31, 1998, and June 30, 1999, total loan delinquency declined by $4.8 million causing the delinquency ratio to drop to 0.99%. Total non-performing assets increased by $3.6 million since year-end 1998 causing the non-performing assets to total loans ratio to increase to 1.10%. The increase in non-performing assets and non-accrual loans is due to a commercial mortgage loan on a construction project which is believed to have value in excess of the loan balance.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the
allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                                	June 30       	December 31	       June 30
                              	  1999     	     1998      	        1998

Allowance for loan losses	       $ 10,891      	$ 10,725          	$ 11,886
Amount in the allowance
   for loan losses
   allocated to "general risk"	     6,293         	4,663             	6,012
Allowance for loan losses as
   a percentage of each of
   the following:
     total loans and loans
       held for sale,
       net of unearned income	      1.02%	         1.01%   	          1.17%
     total delinquent loans
       (past due 30 to 89 days)	   102.75       	 69.52            	 121.67
     total non-accrual loans	      106.28       	206.01             	228.05
     total non-performing assets	   91.89       	130.22             	170.87

	Since December 31, 1998, the balance in the allowance for loan losses has increased by $166,000 due to the loan loss provision slightly exceeding net charge-offs. The Company's allowance for loan losses at June 30, 1999, was 92%
of non-performing assets and 106% of non-accrual loans.

 .....INTEREST RATE SENSITIVITY..... Asset/liability management involves managing
the risks associated with changing interest rates and the resulting impact on the
Company's net interest income, net income and capital. The management and measurement of interest rate risk at USBANCORP is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all off balance sheet hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2)static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time; and 3) market value of portfolio equity sensitivity analysis. The overall interest rate risk position and strategies are reviewed by senior management and Company's Board of Directors on an ongoing basis.

The following table presents a summary of the Company's static GAP positions (in thousands, except for the GAP ratios):

                             June 30        December 31         June 30
                             1999           1998         		     1998

Six month cumulative GAP
RSA........................	 $   671,545   	$   715,996        	$ 724,764
RSL.......................	     (863,192)      (856,470)  	    (1,009,185)
			Off-balance sheet
 		   hedges...............	           -         50,000       	   115,000
  			GAP.................... $  (191,647)  	$   (90,474)  	    $ (169,421)
GAP ratio..............	           0.78X          0.89X 	           0.81X
GAP as a % of total
   		   assets................	  (7.70)%	       (3.81)%	          (7.67)%
		GAP as a % of total
   capital...............	     (154.68)      	 (63.86)         	(117.59)

One year cumulative GAP
RSA......................	   $   938,788   	$ 1,063,674      	$ 1,039,485
RSL......................	    (1,157,627)    (1,032,533)  	    (1,246,439)
 			Off-balance sheet
   hedges..............                -    	         -   	        50,000
GAP......................   	$  (218,839)  	$    31,141      	$  (156,954)
GAP ratio..............            0.81X  	       1.03X 	           0.87X

GAP as a % of total
   assets...............         	(8.79)%	        1.31%         	 (7.10)%
GAP as a % of total
   capital...............      	(176.62)  	      21.98    	     (108.94)

When June 30, 1999, is compared to December 31, 1998, both the Company's six month and one year cumulative GAP ratios became more negative due primarily to reduced asset sensitivity resulting from slowing prepayment speeds on mortgage-backed securities. An increase in the Company's short-term borrowed funds also contributed to increased rate sensitive liabilities.

Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to plus or minus 7.5% and net income variability to plus or minus 15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. Market value of portfolio equity sensitivity analysis captures the dynamic aspects of long-term interest rate risk across all time periods by incorporating the net present value of expected cash flows from the Company's assets and liabilities.
 The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

	The following table presents an analysis of the sensitivity inherent in the
Company's net interest income, net income and market value of portfolio equity.
 The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at June 30, 1999, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the June
30, 1999, levels. The Company's most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

	Variability of		                        Change In
	Interest Rate	      Net Interest       	Variability of	   Market Value of
	Scenario	           Income	             Net Income	       Portfolio Equity

	Base	                0%	                   0%	              0%
	Flat	                0.64  	               1.30  	          2.07
	200bp increase	     (6.64)              	(13.55)         	(33.11)
	200bp decrease	      5.54                 	1.61           	27.02

As indicated in the table, the maximum negative variability of USBANCORP's net interest income and net income over the next twelve month period was (6.6%) and (13.6%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The noted variability under this forecast was within the Company's ALCO policy limits. The variability of market value of portfolio equity was (33.1%) under this interest rate scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

 .....LIQUIDITY...... Liquidity can be analyzed by utilizing the
Consolidated
Statement of Cash Flows. Cash equivalents increased by $3 million from December
31, 1998, to June 30, 1999, due primarily to $123 million of net cash provided by financing activities and $24 million of net cash provided by operating activities. This more than offset $144 million of net cash used by investing activities. Within investing activities, purchases of investment securities exceeded cash proceeds from investment security maturities and sales by $118 million. Cash advanced for new loan fundings totaled $251 million and was approximately $16.5 million greater than the cash received from loan principal payments and the sale of the credit card portfolio. Within financing activities, net deposits increased by $65 million due primarily to the First Western Branches
Acquisition. Advances from the Federal Home Loan Bank provided $99 million of cash.

 .....CAPITAL RESOURCES..... As presented in Note #15, each of the
Company's
regulatory capital ratios decreased between December 31, 1998, and June 30, 1999, due to a reduction in tangible equity resulting from the $10 million core deposit premium associated with the First Western Branches Acquisition. The Company targets an operating range of 6.0% to 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Strategies the Company uses to manage its capital ratios include common dividend payments, treasury stock repurchases, and earning asset growth.

	The Company repurchased 243,100 shares or $4.2 million of its common stock during the first six months of 1999. Through June 30, 1999, the Company has repurchased a total of 4.1 million shares of its common stock at a total cost of
$65.7 million. The Company has suspended its treasury stock repurchase program in order to build capital ratios in anticipation of the planned spin-off of its'
Three Rivers Bank subsidiary at the end of the first quarter of 2000.

The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks are considered
"well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification for each of its subsidiaries to ensure the lowest deposit insurance premium.

The Company's declared common stock cash dividend per share was $0.29 for the first six months of 1999 which was an 11.5% increase over the $0.26 per share dividend for the same 1998 period. The current dividend yield on the Company's common stock approximates 3.9%. The Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return particularly for retail shareholders.

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

The Annual Meeting of Shareholders of USBANCORP, Inc. was held on
April 27, 1999. The result of the item submitted for a vote was as follows:

	The following four Directors, whose term will expire in 2002, were elected:

                            	Number of Votes	     	% of total
                        					Cast for Class I	    	outstanding
                        					Director            		shares voted

Jerome M. Adams	           		9,575,756	           	71%
James M. Edwards, Sr.			     9,502,928		           71%
Richard W. Kappel			         9,574,316	           	71%
Robert L. Wise			            9,562,316	           	71%

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

             3.1	Articles of Incorporation, as amended
(Incorporated by reference
to Exhibit III to Registration Statement No. 2-79639 on Form S-14, Exhibits 4.2 and 4.3 to Registration Statement No. 33-685 on Form S-2, Exhibit 4.1 to Registration Statement No. 33-56604 on Form S-3,
and Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

             3.2	Bylaws, as amended and restated (Incorporated by
reference to
Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

           15.1	Letter re:  unaudited interim financial information

           27.1	Financial Data Schedule

(b) Reports on Form 8-K: There were no reports filed on Form 8-K for the quarter ending June 30, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					USBANCORP, Inc.
					Registrant


Date: August 12, 1999             				/s/Terry K. Dunkle
                                 					Terry K. Dunkle
                                 					Chairman, President and
                                 					Chief Executive Officer

Date: August 12, 1999              				/s/Jeffrey A. Stopko
                                 					Jeffrey A. Stopko
                                 					Senior Vice President and
                                 					Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

July 16, 1999

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
USBANCORP, Inc.:

We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of June
30, 1999 and 1998, and the related consolidated statements of income for the three-month and six-month periods then ended and the related consolidated statements of changes in stockholders' equity and cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Pittsburgh, Pennsylvania,
July 16, 1999

July 16, 1999

To the Stockholders and Board of Directors of USBANCORP, INC.:

We are aware that USBANCORP, Inc. has incorporated by reference in its
Registration Statements on Form S-3 (Registration No. 33-56604);
Form S-
8 (Registration No. 33-53935); Form S-8 (Registration No. 33-
55845);
Form S-8 (Registration No. 33-55207); and Form S-8 (Registration
No. 33-
55211) its Form 10-Q for the quarter ended June 30, 1999, which includes our report dated July 16, 1999, covering the unaudited interim financial statement information contained therein. Pursuant to Regulation C of the Securities Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,

/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP