Form 10-Q
period 1999-09-30
USBANCORP INC /PA/
filed 1999-11-12
CIK 707605

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

	 (Mark One)

 	X	Quarterly Report Pursuant to Section 13 or 15(d) of the
      		Securities Exchange Act of 1934

  For the period ended              September 30, 1999


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

                      X Yes    				  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at November 1, 1999
Common Stock, par value $2.50 		         13,303,605
per share

                        	USBANCORP, INC.
                             	INDEX

                                                     Page No.
PART I.   FINANCIAL INFORMATION:

Consolidated Balance Sheet -
September 30, 1999, December 31, 1998,
and September 30, 1998					                           	3

Consolidated Statement of Income -
Three and Nine Months Ended September 30, 1999,
and 1998							                                        4

Consolidated Statement of Changes
in Stockholders' Equity - Nine Months Ended
September 30, 1999, and 1998				                      	6

Consolidated Statement of Cash Flows -
Nine Months Ended September 30, 1999, and 1998        	7

Notes to Consolidated Financial Statements			 				    	8

Management's Discussion and Analysis
of Consolidated Financial Condition
 	and Results of Operations			   	                  	 	22

Part II.	Other Information							                     	42

                      	USBANCORP, INC.
              	CONSOLIDATED BALANCE SHEET
                     	(In thousands)

					                                    September 30    December 31   September 30
                                         1999      	     1998     	    1998
	                                        (Unaudited)                   (Unaudited)

ASSETS
Cash and due from banks                 	$       41,740 	$     35,085 	$       35,583
Interest bearing deposits with banks	               266        	3,855 	           854
Investment securities:
Available for sale	                             727,620       661,491         651,785
Held to maturity (market value $485,425 on
September 30, 1999, $516,452 on December 31,
1998, and $506,628 on September 30, 1998)	      495,823      	508,142 	       496,102
Loans held for sale	                             21,901  	     51,317    	     27,675
Loans	                                        1,057,137    	1,020,280 	     1,012,473
Less:   Unearned income	                          7,391        	5,276 	         5,209
  Allowance for loan losses	                     10,911 	      10,725 	        11,717
  Net loans	                                  1,038,835    	1,004,279 	       995,547
Premises and equipment	                          18,975       	18,020 	        18,021
Accrued income receivable	                       17,379  	     17,150 	        17,216
Mortgage servicing rights	                       14,457       	16,197 	        15,168
Goodwill and core deposit intangibles	           26,447 	      18,697 	        19,283
Bank owned life insurance	                       36,869        35,622 	        35,213
Other assets	                                    15,369         7,226 	         8,492
   TOTAL ASSETS                          	$   2,455,681  	$ 2,377,081    $  2,320,939

LIABILITIES
Non-interest bearing deposits            	$     178,430  	$   166,701   	$    160,706
Interest bearing deposits	                    1,035,962 	   1,009,590 	     1,004,890
Total deposits	                               1,214,392  	  1,176,291  	    1,165,596
Federal funds purchased and securities sold
 under agreements to repurchase                 	52,748	      101,405         	59,196
Other short-term borrowings                    	145,103      	129,003 	        60,946
Advances from Federal Home Loan Bank	           852,008      	752,391 	       817,403
Guaranteed junior subordinated deferrable
  interest debentures	                           34,500       	34,500    	     34,500
Long-term debt	                                   7,841 	       9,271 	         5,061
Total borrowed funds	                         1,092,200     1,026,570 	       977,106

Other liabilities	                               24,292        32,550 	        31,938
   TOTAL LIABILITIES	                         2,330,884  	  2,235,411 	     2,174,640

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares
 authorized;there were no shares issued and
 outstanding for the periods presented	               -  	          - 	             -
Common stock, par value $2.50 per share;
12,000,000 shares authorized; 17,384,524 shares
 issued and 13,303,605 outstanding on September
 30, 1999; 17,350,136 shares issued and
 13,512,317 outstanding on December 31,
1998; 17,348,334 shares issued and 13,661,215
outstanding on September 30, 1998	               43,461 	      43,375 	        43,371
Treasury stock at cost, 4,080,919 shares on
 September 30, 1999; 3,837,819 shares on
 December 31, 1998; and 3,687,119 shares on
 September 30, 1998	                            (65,725)      (61,521)        (58,543)
Surplus	                                         65,662       	65,495 	        65,484
Retained earnings	                              101,537       	91,737 	        90,043
Accumulated other comprehensive income	         (20,138)        2,584 	         5,944
 	   	   TOTAL STOCKHOLDERS' EQUITY	            124,797       141,670 	       146,299
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$  2,455,681  	$ 2,377,081  	$   2,320,939
See accompanying notes to consolidated financial statements.

                          	USBANCORP, INC.
                 	CONSOLIDATED STATEMENT OF INCOME
                 (In thousands, except per share data)
                              Unaudited

               	                     Three Months Ended    Nine Months Ended
                       	              September 30            September 30
                                     1999    	1998         1999     1998
INTEREST INCOME
Interest and fees on loans and
 loans held for sale:
         Taxable                    	$ 21,208	$ 21,354    	$ 63,183	$ 63,286
         Tax exempt                     	 557    	 625	       1,669	   1,868
   Deposits with banks                     31       22	          89	     101
   Investment securities:
      Available for sale               11,827   	9,990      	34,285  	27,786
      Held to maturity                  8,329    8,261   	   24,160 	 26,034
          Total Interest Income        41,952 	 40,252    	 123,386 	119,075

INTEREST EXPENSE
Deposits                               10,153   10,427    	  30,692	  30,877
Federal funds purchased and securities
  sold under agreements to repurchase     776    1,564    	   2,693 	  4,157
Other short-term borrowings             1,504    1,022  	     5,118 	  3,226
Advances from Federal Home Loan Bank   11,921   10,178	      32,777	  29,796
Guaranteed junior subordinated
  deferrable interest                	    740      740    	   2,220	   1,241
Long-term debt                            105 	    122	         314	     355
         Total Interest Expense        25,199   24,053    	  73,814	  69,652

NET INTEREST INCOME                    16,753   16,199 	     49,572	  49,423
   Provision for loan losses              225 	    150	       1,750      450

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                         16,528	  16,049       47,822 	 48,973

NON-INTEREST INCOME
Trust fees                              1,217 	  1,104	       3,694  	 3,330
Net realized (losses) gains on
    investment securities                 (3)   	  737         	431    1,755
Net realized gains on loans held for
  sale                                 	  445	     887	       4,300	   2,694
   Wholesale cash processing fees       	 159  	   178      	   477	     530
   Service charges on deposit accounts    910	     899	       2,654	   2,506
   Net mortgage servicing fees            216      154     	    536    	 735
   Bank owned life insurance            	 415   	  411      	 1,247	   1,233
   Gain on sale of branch	                  -	       -	         540	       -
   Other income                      	  1,894 	  1,857	       5,524	   5,163
         Total Non-Interest Income      5,253 	  6,227     	 19,403 	 17,946

NON-INTEREST EXPENSE
   Salaries and employee benefits    	  8,044 	  7,732	      24,203	  22,812
   Net occupancy expense                1,110	   1,075	       3,468	   3,353
   Equipment expense                   	1,016 	    874	       3,116 	  2,704
   Professional fees                      919 	    944	       2,522	   2,496
   Supplies, postage, and freight         677	     664	       2,041	   2,018
   Miscellaneous taxes and insurance      439   	  399       	1,343   	1,143
   FDIC deposit insurance expense          69    	  68      	   204   	  205
   Amortization of goodwill and core
      deposit intangibles             	   792	     586	       2,343 	  1,722
   Impairment charge (credit) for
     mortgage servicing rights	          (625)	    266	        (625)	    266
   Other expense                        2,476 	  2,472 	      7,469	   7,320
         Total Non-Interest Expen  	 $ 14,917 $ 15,080   	 $ 46,084	$ 44,039

	CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE

                                   Three Months Ended    	Nine Months Ended
                                	     September 30 	         September 30
                 	                 1999	      1998 	      1999	     1998

INCOME BEFORE INCOME TAXES         $ 6,864  	 $ 7,196   	 $ 21,141	 $ 22,880
   Provision for income taxes        1,772 	    1,896    	   5,473     6,148

NET INCOME                        	$ 5,092  	$  5,300	    $ 15,668	 $ 16,732

PER COMMON SHARE DATA:
 Basic:
  Net income                     $   0.38 	 $   0.39    $   1.17  $   1.18
  Average shares outstanding   13,302,997	13,760,019  13,351,855 	14,147,108
 Diluted:
  Net income                     $   0.38  	$   0.38   	$   1.16 	$   1.16
  Average shares outstanding   13,404,177	14,001,368 	13,477,277 	14,410,365
  Cash dividends declared        $   0.15  	$   0.14   	$   0.44 	$   0.40


See accompanying notes to consolidated financial statements.

                    	USBANCORP, INC.
	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     	(In thousands)
                       	Unaudited

	                                                               											Accumulated
						                                                                     Other
	                       Preferred  	Common  	Treasury	          Retained  	Comprehensive
	                        Stock  	   Stock     Stock    Surplus 	Earnings   income	       Total
Balance December 31,
   1997	                $        -	 $ 14,402	$(31,175)	$ 93,934	$ 78,866 	 $      2,153 	$158,180
Net Income                      	-	        -	       - 	       -	  16,732 	            - 	  16,732
Dividend reinvestment
   and stock
   purchase plan	                -       	71	       -      	448	       - 	            - 	     519
Effect of 3 for 1 stock split
   In the form of a 200%
   stock dividend	               -	   28,898	       -	  (28,898)	      -	             -       	 -
Net unrealized holding
   gains (losses) on
   investment
   securities	                   -	        -	       - 	       -	       - 	        3,791	    3,791
Treasury Stock, 1,086,245
   shares at cost	               -	        -	 (27,368)       	-	       - 	            - 	 (27,368)
Cash dividends
   declared: Common stock        -	        -	       - 	       -	  (5,555)	            - 	  (5,555)
Balance September 30, 1998	$     -	 $ 43,371	$(58,543)	$ 65,484 	$ 90,043 	  $    5,944 	$146,299

Balance December 31,
   1998                   	$     - 	$ 43,375	$(61,521)	$ 65,495	$ 91,737 	   $    2,584 	$141,670
Net Income	                      -	        -	       - 	       -	  15,668 	            - 	  15,668
Dividend reinvest-
   ment and stock
   purchase plan	                -        86       	-      	167	       - 	            - 	     253
Net unrealized
   holding gains
   (losses) on
   investment
   securities	                   -	        -	       - 	       -	       - 	      (22,722)	(22,722)
Treasury Stock, 243,100
   shares at cost	               -	        -  	(4,204)	       -	       - 	            - 	 (4,204)
Cash dividends
   declared:
   Common stock	                 -	        -        -         -   (5,868) 	           - 	 (5,868)
Balance September 30, 1999	$     -	 $ 43,461	$(65,725)	$ 65,662 	$101,537   	$  (20,138) $124,797


See accompanying notes to consolidated financial statements.

                      USBANCORP, INC.
	          CONSOLIDATED STATEMENT OF CASH FLOWS
	                     (In thousands)
	                       Unaudited
		                                                        Nine Months Ended
		                                                          September 30
	                                                        1999       	1998
OPERATING ACTIVITIES
Net income	                                          $   15,668 	$   16,732
Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for loan losses	                                1,750      	  450
Depreciation and amortization expense	                    1,943    	  1,871
Amortization expense of goodwill and core
 deposit intangibles                                     	2,343      	1,722
Amortization expense of mortgage servicing rights        	2,111      	1,950
Net amortization of investment securities 	               1,045         553
Net realized gains on investment securities	               (431)    	(1,755)
Net realized gains on loans and loans held for sale      (4,300)    	(2,694)
Origination of mortgage loans held for sale           	(333,973)	  (305,206)
Sales of mortgage loans held for sale                  	359,657    	297,895
(Increase) decrease in accrued income receivable	          (229)   	    101
Increase in accrued expense payable	                        537 	       492
Net cash provided by operating activities	               46,121 	    12,111

INVESTING ACTIVITIES
Purchases of investment securities and other
 short-term investments                               	(474,999)  	(532,482)
Proceeds from maturities of investment securities
 and other short-term investments                      	163,003    	185,937
Proceeds from sales of investment securities and
   other short-term investments	                        221,824    	321,095
Long-term loans originated	                            (294,515) 	 (272,589)
Loans held for sale	                                    (21,901)   	(27,675)
Principal collected on long-term loans	                 277,627   	 261,566
Loans purchased or participated	                         (9,743)	         -
Loans sold or participated	                               4,611         	44
Net decrease in credit card receivable and
 other short-term loans                                 	15,647   	   2,449
Purchases of premises and equipment                     	(3,111)	    (2,329)
Sale/retirement of premises and equipment	                  211     	    67
Net decrease in assets held in trust for
 collateralized mortgage obligation                        	793      	1,139
Net increase mortgage servicing rights	                    (371) 	   (2,158)
Net increase in other assets	                            (7,250)	    (8,453)
Net cash used by investing activities	                 (128,174)	   (73,389)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	         343,612   	 375,822
Payments for maturing certificates of deposit	         (329,873)  	(364,526)
Net increase in demand and savings deposits	             24,362     	14,773
Net decrease in federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings                      (33,279)	   (31,592)
Net principal borrowings of advances from
 Federal Home Loan Bank                        	         99,617	     63,208
Principal borrowings on long-term debt	                       -   	  11,123
Repayments of long-term debt                           	   (708)   	(13,189)
Common stock cash dividends paid	                        (4,681)    	(4,870)
Proceeds from sale of guaranteed junior deferrable
 interest debentures, net of expenses	                        -     	33,183
Guaranteed junior subordinated deferrable interest
 debenture dividends paid	                               (2,187)	    (1,215)
Proceeds from dividend reinvestment, stock
   purchase plan, and stock options exercised              	253        	519
Purchases of treasury stock      	                       (4,204) 	  (27,368)
Net (decrease) increase in other liabilities	            (7,793)	     3,628
Net cash provided by financing activities	               85,119      59,496

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	              3,066	     (1,782)

CASH EQUIVALENTS AT JANUARY 1	                           38,940  	   38,219

CASH EQUIVALENTS AT SEPTEMBER 30                       $ 42,006  	 $ 36,437
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

With respect to the unaudited consolidated financial information of the Company for the three and nine month periods ended September 30, 1999, and 1998, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated October 15, 1999, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1998, numbers are derived from audited financial statements.

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


                                    Three Months Ended             Nine Months Ended
        			                     September 30, September 30, September 30, September 30,
          	                       1999        	 1998           1999       	   1998
Net income            	           $5,092      	 $5,300         $15,668       	$16,732

Other comprehensive income,
 before tax:

Unrealized holding gains(losses)
 on investment securities        	(2,967)	       5,568         (30,229)        	6,939
Less: reclassification adjustment
 for losses (gains) included in
 net income                            3	         (737)	          (431)       	(1,755)
Other comprehensive income(loss)
 before tax                    	  (2,964)	       4,831        	(30,660)	        5,184
Income tax expense(credit)
 related to items of other
 comprehensive income               (765)	       1,273      	   (7,938)	        1,393

Other comprehensive income(loss),
 net of tax                   	   (2,199)	       3,558         (22,722)	        3,791
Comprehensive income            $  2,893 	      $8,858       	$( 7,054) 	     $20,523

5.   Consolidated Statement of Cash Flows

On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $3,477,000 in income tax payments in the first nine months of 1999 as compared to $4,930,000 for the first nine months of 1998. Total interest expense paid amounted to $73,277,000 in 1999's first nine months compared to $69,160,000 in the same 1998 period.

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

Investment securities available for sale:

                                 			 September 30, 1999

                                    	Gross       	Gross
                          	Book     	Unrealized 	 Unrealized  	 Market
                          	Value    	Gains       	Losses       	Value
  U.S. Treasury	           $     199	$          -	$        (1) 	$      198
  U.S. Agency    	            18,477	           -	       (847)     	17,630
  State and municipal          6,746        	  30	         (4)     	 6,772
  U.S. Agency mortgage-backed
     securities             	658,795          	27    	(29,136)    	629,686
  Other securities<F1>	       74,679	           -	     (1,345)	     73,334
       Total               	$758,896	$         57	$   (31,333)  	$ 727,620

Investment securities held to maturity:

                                			   September 30, 1999
                                   	 	Gross      	 Gross
                           	Book     	Unrealized	  Unrealized	    Market
                           	Value    	Gains       	Losses        	Value
  U.S. Treasury	            $  15,873	$          3	$       (71)	 $  15,805
  U.S. Agency	                 24,417	           -   	    (963)    	23,454
  State and municipal	        155,989      	 1,144     	(6,244)	   150,889
  U.S. Agency mortgage-backed
     securities	              294,562	         964	     (5,300)	   290,226
  Other securities<F1>	         4,982	          69	          - 	     5,051
       Total	               $ 495,823	$      2,180	$   (12,578)	 $ 485,425

<F1>Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At September 30, 1999, 97.5% of the portfolio was rated "AAA" compared to 98.6% at September 30, 1998. Approximately 1.4% of the portfolio was rated below "A" or unrated on September 30, 1999.

7.	Loans Held for Sale

At September 30, 1999, $21,901,000 of newly originated fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value. Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

8.	Loans

The loan portfolio of the Company consists of the following
(in thousands):

                                 September 30      December 31     September 30
                          	      1999        	     1998  	         1998

     Commercial	                 $  169,891	         $139,751	       $149,962
     Commercial loans secured
        by real estate 	            366,604	          341,842	        332,458
     Real estate - mortgage	        451,853	          449,875	        441,834
     Consumer	                       68,789	           88,812	         88,219
        Loans	                    1,057,137	        1,020,280	      1,012,473
     Less:  Unearned income	          7,391	            5,276	          5,209
     Loans, net of unearned
        income	                  $1,049,746	       $1,015,004	     $1,007,264

Real estate-construction loans were not material at these presented dates and comprised 5.1% of total loans net of unearned income at September 30, 1999. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                  	Three Months Ended  	    Nine Months Ended
                                    	  September 30            September 30
                           	       1999          1998	      1999         1998
Balance at beginning of period	    $ 10,891    	 $ 11,886 	 $ 10,725  	  $ 12,113
Charge-offs:
     Commercial                    	      5           	36    	 1,133       	  164
     Real estate-mortgage  	            131         	 145	       555 	        272
     Consumer   	                       154           267 	      462 	        830
     Total charge-offs  	               290  	        448 	    2,150 	      1,266

Recoveries:
     Commercial  	                        1        	   27    	   275 	         75
     Real estate-mortgage    	           33          	 32     	  155 	        125
     Consumer     	                      51    	       70 	      156 	        220
     Total recoveries  	                 85    	      129        586 	        420

Net charge-offs 	                       205         	 319	     1,564 	        846
Provision for loan losses   	           225 	         150      1,750 	        450
Balance at end of period   	       $ 10,911    	 $ 11,717 	 $ 10,911 	   $ 11,717

As a percent of average loans
     and loans held for sale,
     net of unearned income:
     Annualized net charge-offs    	  0.08%	        0.12%	      0.20%	       0.11%
     Annualized provision for
       loan losses                 	  0.08        	 0.06      	 0.22      	  0.06
Allowance as a percent of loans
     and loans held for sale,
     net of unearned income
     at period end                  	 1.02        	 1.13 	      1.02 	       1.13
Total classified loans             $27,323     	 $28,089   	 $27,323    	 $28,089

(For additional information, refer to the "Provision for Loan
Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations on pages 26 and 36, respectively.)

10.	Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $7,129,000 and $1,977,000 being specifically identified as impaired and a corresponding allocation reserve of $500,000 and $955,000 at September 30, 1999, and September 30, 1998, respectively. The average outstanding balance for loans being specifically identified as impaired was $5,424,000 for the first nine months of 1999 compared to $1,439,000 for the first nine months of 1998. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first nine months of 1999 or 1998.

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

                               September 30, 1999     December 31, 1998      September 30, 1998
                                      		  Percent of          		 Percent of		            Percent of
                                      		  Loans in            		 Loans in 		             Loans in
                                      		  Each                		 Each 		                 Each
                                      		  Category 		            Category 	 	            Category
                                	Amount	  to Loans      	Amount 	to Loans 	     Amount	  to Loans
Commercial	                      $    535	15.9%	         $ 1,004	13.1%	         $  1,004	14.5%
Commercial
  loans secured
  by real estate	                   2,344	34.2  	          2,082	32.1  	           2,142	32.1
Real Estate -
  mortgage	                           824	44.2  	          1,038	47.0  	             777	45.4
Consumer	                             619	 5.7            	1,563	 7.8  	           1,429	 8.0
Allocation to
  general risk	                     6,089    -          	  4,663    -   	          5,410	   -
Allocation for
  impaired loans                	     500    -       	       375	   -   	            955	   -

     Total	                       $10,911   100.0%	      $10,725	 100.0%	       $11,717	 100.0%

Even though real estate-mortgage loans comprise approximately
44% of the Company's total loan portfolio, only $824,000 or 7.6% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five year historical average of actual loan charge-offs experienced in that category. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending and the Company's historical loss experienced in these categories.

At September 30, 1999, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note #9.)

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

                           September 30    December 31   September 30
                      		   1999 	     	    1998   		     1998
Non-accrual loans		        $  9,888	       $ 5,206     		$ 5,196
Loans past due 90
   days or more		               453	        	1,579   		      905
Other real estate owned		     1,290	      	  1,451   		    1,217
Total non-performing
    assets		               $ 11,631		      $ 8,236     		$ 7,318

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real
   estate owned              	1.08%	         	0.77% 	      	0.71%

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

                                   	Three Months Ended      	Nine Months Ended
                                       September 30   	          September 30
                                   	1999        	 1998	      1999        	1998
Interest income due in accordance
   with original terms	             $  174	       $   99	    $  326	      $ 296
Interest income recorded	               (5)	         (10)	      (19)	       (16)
Net reduction in interest income	   $  169	       $   89	    $  307	      $ 280

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

Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions outstanding as of September 30, 1999, are as follows:


     Borrowed Funds Hedges

The Company has entered into several interest rate swaps to
hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and one year are being used to fund fixed-rate agency mortgage-backed
securities with durations ranging from two to three  years.   Under
the swap agreements, the Company pays a fixed rate of interest and receives a floating rate which resets either monthly, quarterly, or annually. For the $120 million interest rate cap, the Company only receives payment from the counter party if the federal funds rate goes above the 5.00% strike rate. The following table summarizes the interest rate swap transactions which impacted the Company's first nine months of 1999 performance:

				                                Fixed	    Floating		            Impact
	Notional	   Start	  Termination 	  Rate	     Rate	     Repricing 	 On Interest
	Amount	     Date	   Date	          Paid	     Received	 Frequency	  Expense
	$40,000,000	3-17-97	3-15-99	       6.19%	    5.07%	    Expired	    $ 88,958
 	50,000,000	5-08-97	5-10-99	       6.20	     5.43	     Expired	     138,903
 	25,000,000	6-20-97	6-20-99	       5.96	     4.72	     Expired	     148,499
 	50,000,000	9-25-97	9-25-99	       5.80	     4.85	     Expired	     354,834
	120,000,000	5-01-99	4-30-00	       5.00	     5.25	     Monthly	      30,401

The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include Mellon Bank and First Union) in the interest rate swap agreements is remote.

The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate floors outstanding at September 30, 1999, or September 30, 1998.

13.   Goodwill and Core Deposit Intangible Assets

USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $12.7 million of goodwill and $13.7 million of core deposit intangible assets on its balance sheet. $10 million of this core deposit intangible was established in the first quarter of 1999 with the purchase of the First Western branches. A reconciliation of the Company's intangible asset balances is as follows (in thousands):

     Balance at December 31, 1998			 	    $ 18,697
     Additions due to branch acquisitions			10,093
     Amortization expense				               (2,343)
     Balance at September 30, 1999			     $ 26,447

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

                Remaining 1999		            $     791
                      2000	 	             	     3,149
                      2001		                 	  3,110
                      2002		                 	  3,110
                      2003		                 	  3,110
                2004 and after	             	  13,177

14.  Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at September 30, 1999, (in thousands, except percentages):

    	Type          		Maturing              	Amount	           Weighted
                                                         					Average
                                                         					Rate

    	Open Repo Plus		Overnight	             $   108,400	      5.58%

    	Advances and	  	1999	                      435,000      	5.37
   		wholesale      	2000	                      193,750	      4.95
   		repurchase     	2001	                       10,126	      8.22
   		agreements     	2002	                      183,500	      5.84
                  			2003	                       28,750      	5.44
                  			2004 and after	                878	      6.71

Total Advances and	                        		   852,004	      5.42
wholesale repurchase
agreements

Total FHLB Borrowings	                      	  $960,404	      5.43%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 1999, the Company meets all capital adequacy requirements to which it is subject.

As of September 30, 1999, and 1998, as well as, December 31, 1998, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category.

                                                                 		  	  To Be Well
                                                                        Capitalized Under
                                     		            For Capital          Prompt Corrective
As of September 30, 1999      Actual               Adequacy Purposes    Action Provisions
                              Amount       Ratio   Amount      Ratio    Amount     Ratio
Total Capital (to Risk                    (In thousands, except ratios)
  Weighted Assets)
    Consolidated	             $  163,234	  13.77%	 $   94,808	 8.00%	   $  118,510	10.00%
    U.S. Bank	                    89,237	  13.96      	51,129	 8.00        	63,912	10.00
    Three Rivers Bank	            74,061  	13.66      	43,375	 8.00        	54,218	10.00

Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated              	  152,323	  12.85   	   47,404	 4.00     	   71,106	 6.00
    U.S. Bank	                    84,001	  13.14      	25,565	 4.00  	      38,347	 6.00
    Three Rivers Bank	            68,386  	12.61      	21,687	 4.00  	      32,531	 6.00

Tier 1 Capital (to Average
  Assets)
    Consolidated	                152,323	   6.22   	   97,890	 4.00     	  122,363	 5.00
    U.S. Bank	                    84,001  	 6.27      	53,608	 4.00  	      67,010	 5.00
    Three Rivers Bank	            68,386 	  6.21      	44,045	 4.00  	      55,057	 5.00

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

The contribution of the major business segments to the consolidated results for the first nine months of 1999 and 1998 were as follows (in thousands, except ratios):

September 30, 1999	   Community Banking	   Mortgage Banking	   Trust	   Investment/Parent	   Total
Net Income	           $       7,397	       $     200	          $    799	$        7,272	      $     15,668
Risk adjusted
  return on equity	           12.9%	            3.2%	             36.0%	         21.2%	             15.7%
Total assets	         $1,014,032	          $51,585	            $1,716	  $1,388,348	          $2,455,681

September 30, 1998	   Community Banking	   Mortgage Banking	   Trust	   Investment/Parent	   Total

Net Income	           $    7,761	          $      539	         $   639	 $        7,793	      $     16,732
Risk adjusted
  return on equity	        12.1%	                7.6%	           26.2%	          19.8%	             14.8%
Total assets	         $937,161	            $48,822	            $1,617	  $1,333,339	          $2,320,939

17.  Branch Acquisition

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

18.  Sale of Credit Card Portfolio

On April 1, 1999, the Company completed the sale of the credit card portfolio of its U.S. Bank subsidiary to First National Bank of Omaha. The portfolio consisted of 16,878 credit card accounts with outstanding balances totaling approximately $14 million. The credit card portfolio was sold for 16% premium which equated to a $1.6 million pre-tax gain on the transaction in the second quarter of 1999. Simultaneously, the Company entered into an Agent Bank Agreement with First National Bank of Omaha which will enable the Company's banking subsidiaries to continue to offer credit cards to their customers.

19. Branch Sale

	On June 18, 1999, the Company's U.S. Bank subsidiary sold its Loretto branch to Portage National Bank. Approximately $6 million in deposits were sold at an 8.50% premium which resulted in the Company recognizing a pre-tax gain of $540,000 in the second quarter of 1999.

20.  Proposed Tax-Free Spin-Off Plan

On July 12, 1999, the Company announced that its Board of
Directors has approved a plan to split the Company's banking subsidiaries into two separate publicly traded companies. The plan would be effected through a tax-free spin-off, and is expected to take six to nine months and is contingent upon a favorable tax ruling from the Internal Revenue Service and regulatory approvals.

Under the proposed tax-free spin-off plan, 100% of the shares of the holding company to be formed for Three Rivers Bank, to be known as Three Rivers Bancorp, Inc., would be distributed as a dividend to the shareholders of the Company in proportion to their existing Company ownership. Shareholders would retain their existing Company shares. Standard Mortgage Company (SMC), a mortgage banking company, currently a subsidiary of Three Rivers Bank, will be internally spun-off from Three Rivers Bank to the Company prior to consummation of the proposed Three Rivers Bank spin-off.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")

 .....PERFORMANCE OVERVIEW.....The Company's net income for the third quarter of 1999 totaled $5.1 million or $0.38 per share on a diluted basis. The third quarter 1999 results are consistent with the $5.3 million or $0.38 per diluted share reported for the third quarter of 1998. The Company's return on equity(ROE) averaged 16.27% for the third quarter of 1999 which represented an improvement over the 14.55% ROE reported in the third quarter of 1998. The Company's return on assets dropped by ten basis points to 0.82% in the third quarter of 1999.

Growth in net interest income, a reduced level of non-interest expense, and a lower equity base were factors that contributed positively to the improved ROE in the third quarter of 1999. Specifically, net interest income increased by $554,000 or 3.4% while non-interest expense declined by $163,000 or 1.1%. The Company also used its treasury stock repurchase program throughout 1998 and the first quarter of 1999 to actively manage its capital and reduce both total equity and common shares outstanding. As a result of the success of this program, there were 597,000 fewer average diluted shares outstanding in the third quarter of 1999 compared to the third quarter of 1998. The Company's equity base was also reduced by a drop in other comprehensive income due to a decline in value of the Company's available for sale securities portfolio. The Company's 1999 third quarter financial performance was negatively impacted by a $974,000 or 15.6% decrease in non-interest income and a $75,000 increase in the provision for loan losses. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                          		 Three Months Ended         Three Months Ended
                             September 30, 1999         September 30, 1998
 Net income                   	 $ 5,092                     	$ 5,300
 Diluted earnings per share    	   0.38                       	 0.38
 Return on average equity      	  16.27%                 	     14.55%
 Return on average assets      	   0.82                       	 0.92
 Average diluted common
    shares outstanding         	 13,404                    	  14,001

 .....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.
 It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the third quarter of 1999 to the third quarter of 1998 (in thousands, except percentages):

                   	Three Months Ended
                       September 30
               	     1999   	     1998         	 $ Change  	% Change
Interest income	     $ 41,952    	$ 40,252  	    1,700    	 4.2
Interest expense	      25,199   	   24,053       1,146   	  4.8
Net interest income	   16,753      	16,199       	 554     	3.4
Tax-equivalent
   adjustment	            775  	       711          64  	   9.0
Net tax-equivalent
   interest income	  $ 17,528   	 $ 16,910    	    618     	3.7

Net interest margin    	2.99%       	3.15%     	(0.16)%	    N/M

N/M - Not meaningful

USBANCORP's net interest income on a tax-equivalent basis increased by $618,000 or 3.7% due to growth in earning assets.
Total average earning assets were $190 million higher in the third quarter of 1999 due to a $45 million or 4.5% increase in total loans and a $143 million or 12.7% increase in investment securities. The Company was able to achieve solid loan growth in commercial loans, commercial mortgage loans, and home equity loans over the past several quarters. The higher level of investment securities resulted in part from the use of funds provided with the First Western Branches Acquisition which closed in the first quarter of 1999. As part of this acquisition, the Company acquired approximately $91 million of deposits and $10 million of consumer loans.

The income benefit from this growth in earning assets was partially offset by a 16 basis point decline in the net interest margin to 2.99%. The drop in the net interest margin reflects a 32 basis point decline in the earning asset yield which more than offset the benefit of a 24 basis point reduction in the cost of funds. The Company, has, however experienced a stabilization of the net interest margin on a quarterly basis in 1999 due to a noticeable slowing of asset prepayment speeds, continued solid loan growth and the favorable impact of the First Western Branches Acquisition. Net interest income has increased in each consecutive quarter during 1999 while the net interest margin has operated in a narrow range of 2.95% to 3.00%.

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

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the third quarter of 1999 increased by $1.8 million or 4.3% when compared to the same 1998 period. This increase was due to the previously mentioned $190 million or 8.9% increase in total average earning assets which caused interest income to rise by $3.5 million. This positive factor was partially offset by a 32 basis point drop in the earning asset yield to 7.27% that caused a $1.9 million reduction in interest income. Within the earning asset base, the yield on the total loan portfolio declined by 50 basis points to 8.08% due to the downward repricing of floating rate assets and the reinvestment of cash received on higher yielding prepaying assets into loans with lower interest rates. The yield on total investment securities decreased by 12 basis points to 6.55% due to accelerated mortgage prepayments and the reinvestment of this cash into lower yielding securities. These heightened prepayments reflect increased customer refinancing activity due to drops in intermediate- and long-term interest rates on the treasury yield curve particularly in the fourth quarter of 1998 and first quarter of 1999. This refinancing activity slowed significantly beginning in the second quarter of 1999 when the treasury yield curve began to steepen again.

The Company's total interest expense for the third quarter of 1999 increased by $1.1 million or 4.8% when compared to the same 1998 period. This higher interest expense was due primarily to a $197 million increase in average interest bearing liabilities. The growth in interest bearing liabilities included a $43 million increase in interest bearing deposits due largely to the deposits acquired with the First Western Branches Acquisition net of certificate of deposit run-off and the sale of one small branch office. The remainder of the interest bearing liability increase occurred in FHLB advances which were used to help fund the previously mentioned earning asset growth. Short-term borrowings and FHLB advances had an average cost of 5.38% in the third quarter of 1999 which was 32 basis points lower than their cost in the prior year third quarter but 159 basis points greater than the average cost of deposits which amounted to 3.79%. The Company was able to reduce its cost of deposits by 27 basis points due primarily to lower costs for certificates of deposit. Overall, the Company's total cost of funds dropped by 24 basis points to 4.64% as the pricing declines for both deposits and borrowings were partially offset by a greater use of borrowings to fund the earning asset base.

It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $120 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note #12.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets. For the third quarter of 1999, the level of short-term borrowed funds and FHLB advances to total assets averaged 42.3%. The Company plans to use cash flow from mortgage-backed securities to pay down borrowings to bring the ratio back within policy guidelines during the next several quarters. .

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

Three Months Ended September 30 (In thousands, except percentages)

                       	              	      1999    	         	                 1998
                                          		 Interest                      			   Interest
                               	Average	     Income/    	Yield/	   Average	      Income/  	Yield/
                               	Balance	     Expense 	   Rate  	   Balance	      Expense 	 Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	           $ 1,061,789 	$ 21,940	   8.08%	    $  1,016,548 	$ 22,179	 8.58%
   Deposits with banks            	   4,779       	31	   2.56  	          2,856 	      22	 3.03
   Investment securities:
     Available for sale	            757,487   	12,268	   6.48  	        631,619 	  10,180	 6.45
     Held to maturity	              510,927     8,488   	6.65      	    494,061 	   8,582	 6.95
     Total investment
         securities	              1,268,414 	  20,756	   6.55      	  1,125,680 	  18,762	 6.67

 Total interest earning
   assets/interest income	        2,334,982 	  42,727	   7.27  	      2,145,084 	  40,963	 7.59
Non-interest earning assets:
   Cash and due from banks	          38,259 			                          36,064
   Premises and equipment	           19,199 	                          		18,116
   Other assets	                     92,204 			                         100,218
   Allowance for loan losses   	    (10,947)	                   		      (11,898)
TOTAL ASSETS	                    $2,473,697                       			$2,287,584

	CONTINUED ON NEXT PAGE

THREE MONTHS ENDED JUNE 30
CONTINUED FROM PREVIOUS PAGE

                                              	 1999    	         	              	 1998
                                              		Interest   			                     Interest
                                	Average	       Income/   	Yield/	   Average	      Income/  	 Yield/
                                	Balance	       Expense   	Rate     	Balance	      Expense 	  Rate
Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand      	$   93,710	    $    233 	  0.99% 	  $   89,774	   $   224 	  0.99%
   Savings	                         173,760	         726   	1.66       	172,594	       671 	  1.54
   Money markets	                   185,809	       1,634  	 3.49       	171,993	     1,566 	  3.61
   Other time	                      609,678	       7,560   	4.92    	   585,710	     7,966 	  5.40
   Total interest bearing
      deposits	                   1,062,957	      10,153   	3.79     	1,020,071	    10,427 	  4.06

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other short-term
        borrowings	                 177,623	       2,280 	  5.01    	   188,632	     2,586 	  5.36
   Advances from Federal
      Home Loan Bank 	              867,555	      11,921   	5.45       	703,303	    10,253 	  5.79
   Guaranteed junior subordinated
      deferrable interest debentures	34,500	         740  	 8.58   	     34,500	       740 	  8.58
   Long-term debt	                    8,220	         105 	  5.07   	      7,456	        47	   2.50
Total interest bearing
   liabilities/interest expense	  2,150,855	      25,199 	  4.64     	1,953,962	    24,053 	  4.88
Non-interest bearing liabilities:
   Demand deposits	                 173,549			                          163,321
   Other liabilities	                25,135		                           	25,788
   Stockholders' equity	            124,158		                      	    144,513
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY	         $2,473,697			                       $2,287,584

Interest rate spread		                                     	2.63    			                       2.71
Net interest income/
   net interest margin		                          17,528 	  2.99% 		                16,910 	  3.15%
Tax-equivalent adjustment		                         (775)			                          (711)
Net Interest Income		                            $16,753 			                       $16,199

 ...PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the third quarter of 1999 totaled $225,000 or 0.08% of average total loans which represented a $75,000 increase from the provision level experienced in the 1998 third quarter. The Company's net loan charge-offs amounted to $205,000 or 0.08% of average loans in the third quarter of 1999. The higher provision in 1999 was due to continued growth of the commercial and commercial mortgage loan portfolio and a higher level of non-performing assets.
 The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis. (See further discussion in Note #1 and the Allowance for Loan Losses section of the MD&A.)

 .....NON-INTEREST INCOME.....Non-interest income for the third quarter of 1999 totaled $5.3 million which represented a $974,000 or 15.6% decrease when compared to the same 1998 quarter. This decrease was primarily due to the following items:

a $740,000 decrease in gains realized on investment security sales as the steeper yield curve has limited investment portfolio repositioning opportunities in 1999.

a $442,000 decrease in gains realized on loans held for sale as a sharp drop in mortgage refinancing activity has reduced both the volume and spread on loan sales into the secondary market in the third quarter of 1999.

a $113,000 or 10.2% increase in trust fees to $1.2 million in the third quarter of 1999. This trust fee growth reflects increased assets under management due to the profitable expansion of the Company's trust operations.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the third quarter of 1999 totaled $14.9 million which represented a $163,000 or 1.1% decrease when compared to the same 1998 quarter. This decrease was primarily due to the following items:

slower mortgage prepayment speeds and the steeper yield curve caused the value of the Company's mortgage servicing rights to increase in the third quarter of 1999. As a result of this improved valuation, the Company reversed $625,000 of the impairment reserve on mortgage servicing rights that had been established in 1998. This partial reversal of the impairment reserve favorably reduced non-interest expense in the third quarter of 1999.

a $312,000 or 4.0% increase in salaries and employee benefits due to merit pay increases and increased medical insurance premiums.

a $206,000 increase in goodwill and core deposit amortization expense due to the amortization expense associated with the $10 million core deposit premium resulting from the First Western
Branches Acquisition.

 .....YEAR 2000..... USBANCORP has been actively working on the Year
2000 computer problem and has made significant progress in ensuring that both its information technology and non-information technology systems and applications will be Y2K compliant. To date, the Company has completed the inventory, assessment, remediation, testing, and nearly all the implementation phases of its Year 2000 program. Mission critical systems which had maintenance applied since their original Y2K test were retested. The organization is practicing "clean management" of all mission critical and critical systems.

	The Y2K process has also required that the Company work with vendors, third-party service providers, and customers. The Company continues to communicate with all its vendors and large commercial customers to determine the extent to which the Company is vulnerable to these parties' failure to remediate their own Year 2000 issue. Mission critical vendors have affirmed their Year 2000 compliance. No mission critical system vendor changes are expected.

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

The Company recognizes the serious risks it faces regarding credit customers not properly remediating their automated systems to conform with Year 2000 related problems. The failure of a loan customer to prepare adequately to conform with Year 2000 could have an adverse effect on such customer's operations and profitability, in turn limiting their ability to repay loans in accordance with scheduled terms. During the second half of 1998, the Company completed a detailed analysis of its major loan customers' compliance with Year 2000. The focus of the analysis was on commercial credit exposures with balances in excess of $250,000 and included discussions between loan officers, customers, and information system representatives in select cases. As a result of this analysis and additional reviews in the third quarter of 1999, the Company currently believes that it will not have a material adverse effect from Year 2000 customer credit risks.

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

	Customer confidence is a key issue. A joint advertising campaign with five local banks and the Federal Reserve has been undertaken to insure customers "the safest place for your money is in FDIC insured financial institutions." A series of community meetings was organized and co-sponsored with the five banks, a State Senator, local cable TV, and local utilities to communicate with our customers. A video of the meeting was shown on the Public Access
Channel multiple times.

	The Company is using both internal and external resources to complete its comprehensive Y2K compliance program. The Company currently estimates that the total cost to achieve Y2K compliance will approximate $1.7 million. Approximately 66% of this total cost represents incremental expenses to the Company while approximately 34% represents the internal cost of redeploying existing information technology and bank operation resources to the Y2K issue. To date, the Company has expensed $1,600,000 or 94% of its total estimated cost to achieve Year 2000 compliance. The Company does not believe that these expenditures have yet had, nor will have, a material impact on the results of operation, liquidity, or capital resources.

The following chart summarizes the Company's Y2K progress.

Resolution
Phases	        Assessment	     Remediation	    Testing	        Implementation

Information	   100% complete	  100% complete	  100% complete	  100% complete
Technology
                                               			 	All mission critical and
                                             			  	critical system have been
                                              			  	implemented.
--------------------------------------------------------------------
Operating      100% complete	  100% complete	  100% complete	  100% complete
eqiupment with embedded chips
or software.

--------------------------------------------------------------------
Third Party	   100% complete	  100% for system	100% complete.	  99% complete
                             		interfaces	                 	Minor accounting
                                                        				and legal service
                                                 					  providers outstanding.

Based on the Company's efforts to date, mission critical information systems and non-information systems are expected to function properly before and after January 1, 2000. The company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. At this time, the company believes that the most likely "worst case" scenario involves potential disruptions in areas in which the Company operations must rely on third parties whose systems may not work properly after January 1, 2000. The widespread failure of electrical, gas, telecommunications, water, sewerage services or loss of access to transportation by the Company, its employees, suppliers or customers; loss of government supplied services; loss of information technology equipment or software suppliers; loss of confidence in the banking system by our customers; loss of key liquidity sources; loss of access to the financial markets; recession or depression and cumulative smaller issues would have a significant negative impact on the Company.

The Company could face significant claims from customers due to failure to perform, loss of revenues, reduced return values, inability to meet our contractual obligations in a timely basis, increased expense, and personal hardship. The Company could also experience loan loss increases and revenue stream reductions due to the inability of our customers or financial agents to repay, on a timely basis or at all, obligations owed the Company. While such failures could affect important operations of the Company in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the third quarter of 1999 was $1.8 million reflecting an effective tax rate of 25.8%. The Company's 1998 third quarter income tax provision was $1.9 million or an effective tax rate of 26.4%.
 The lower effective tax rate in 1999 was due to a reduced level of pre-tax income combined with increased total tax-free asset holdings in the third quarter of 1999. The tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes. Net deferred income taxes of $6.1 million have been provided as of September 30, 1999, on the differences between taxable income for financial and tax reporting purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER
30, 1998

 .....PERFORMANCE OVERVIEW.....The Company's net income for the first nine months of 1999 totaled $15.7 million or $1.16 per share on a diluted basis. The Company's net income for first nine months of 1998 totaled $16.7 million or $1.16 per share on a diluted basis. The 1999 results reflect no change in diluted earnings per share and a $1.1 million or 6.4% decrease in net income when compared to the same nine month period in 1998. The Company's return on equity averaged 15.66% for the first nine months of 1999 which compares favorably to the 14.81% return on equity reported in the first nine months of 1998. The Company's return on assets dropped by 13 basis points to 0.86% in the first nine months of 1999.

Growth in total revenue, which includes both net interest
income and non-interest income, was a key factor that contributed positively to the Company's financial performance in 1999.
Specifically, total non-interest income increased by $1.5 million or
8.1% while net interest income increased by $149,000 or 0.3% from the same prior year period.  This $1.6 million increase in total revenue was offset by higher non-interest expense and an increase in the provision for loan losses.  Total non-interest expense was $2.0 million or 4.6% higher in the first nine months of 1999 while the provision for loan losses increased by $1.3 million.  Even though net income decreased for the first nine months of 1999, there was no change in diluted earnings per share due to the success of the
Company's common stock repurchase program.  As a result of this active capital management strategy, there were 933,000 fewer average diluted shares outstanding in the first nine months of 1999.  The lower equity base also favorably contributed to the Company's improved ROE in 1999. The following table summarizes some of the
Company's key performance indicators (in thousands, except per share and ratios):
                    	           Nine Months Ended   	  Nine Months Ended
                                September 30, 1999    	September 30, 1998
 Net income                         	 $15,668               	$16,732
 Diluted earnings per share        	     1.16                 	 1.16
 Return on average equity       	       15.66%               	 14.81%
 Return on average assets       	        0.86                 	 0.99
 Average diluted common
    shares outstanding               	 13,477              	  14,410

 .....NET INTEREST INCOME AND MARGIN.....The following table compares the Company's net interest income performance for the first nine months of 1999 to the first nine months of 1998 (in thousands, except percentages):

       		       	    Nine Months Ended
                       September 30
                	    1999   	     1998    	     $ Change    	% Change
Interest income	     $123,386    	$119,075  	   4,311      	 3.6
Interest expense	      73,814   	   69,652      4,162     	  6.0
Net interest income	   49,572      	49,423      	 149       	0.3
Tax-equivalent
   adjustment	          2,347  	     2,135        212     	  9.9
Net tax-equivalent
   interest income	  $ 51,919   	 $ 51,558  	     361       	0.7

Net interest margin	    2.98% 	      3.23% 	    (0.25)%	     N/M

N/M - Not meaningful.

USBANCORP's net interest income on a tax-equivalent basis increased by $361,000 or 0.7% due to growth in earning assets. Total average earning assets were $189 million higher in the first nine months of 1999 as total loans grew by $55 million or 5.5% while investment securities increased by $133 million or 12.1%. The income benefit from this growth in earning assets more than offset the negative impact of a 25 basis point decline in the net interest margin to 2.98%. The drop in the net interest margin reflects a 37 basis point decline in the earning asset yield due primarily to accelerated prepayments in both the securities and loan portfolios and the reinvestment of these cash flows in lower yielding assets. The decline in the earning asset yield more than offset a 20 basis point drop in the cost of funds due to lower deposit and borrowing costs.

 ...COMPONENT CHANGES IN NET INTEREST INCOME...Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first nine months of 1999 increased by $4.5 million or 3.7% when compared to the same 1998 period. This increase was due primarily to a $189 million or 8.9% increase in total average earning assets which caused interest income to rise by $10.2 million. This positive factor was partially offset by a 37 basis point drop in the earning asset yield to 7.26% which caused a $5.7 million reduction in interest income. Within the earning asset base, the yield on total investment securities decreased by 19 basis points to 6.50% while the yield on the total loan portfolio declined by 52 basis points to 8.11%. Accelerated prepayments of mortgage related assets and the reinvestment of this cash into lower yielding assets was the primary factor causing the compression in the earning asset yield.

Continued growth of the loan portfolio was an important component of the earning asset growth. The Company's loan-to-deposit ratio averaged 86.4% for the first nine-months of 1999. This loan growth resulted from the Company's ability to take market share from its competitors through strategies which emphasize convenient customer service, niche products and hard work. Other factors contributing to the loan growth were a stable economic environment and increased loan volumes from two loan production offices in the higher growth markets of Westmoreland and Centre Counties.

The Company's total interest expense for the first nine months of
1999 increased by $4.2 million or 6.0% when compared to the same 1998 period. This higher interest expense was due primarily to a $202 million increase in average interest bearing liabilities which caused interest expense to rise by $7.0 million. This growth in interest bearing liabilities occurred in both deposits and borrowings which were used to fund the previously mentioned earning asset growth. For the first nine months of 1999, the Company's total level of short-term borrowed funds and FHLB advances averaged $1.0 billion or 41.1% of total assets compared to an average of $880 million or 39.1% of total assets for the first nine months of 1998. The Company's cost of both borrowed funds and deposits declined in 1999 which contributed to a
$3.0 million reduction in interest expense.   Overall, the Company's
total cost of funds dropped by 20 basis points to average 4.65% in the first nine months of 1999

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended
September 30, 1999, and September 30, 1998. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 26.

Nine Months Ended September 30 (In thousands, except percentages)

                            	              	   1999    	         	              	   1998
                                           		  Interest   			                       Interest
                                 	Average	     Income/    	Yield/	     Average	     Income/  	 Yield/
                                 	Balance     	Expense    	Rate       	Balance	     Expense 	  Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	             $ 1,062,539 	$ 65,376	   8.11%	      $ 1,007,166 	$ 65,764	  8.63%
   Deposits with banks	                 4,152       	89	   2.83             	4,009 	     101	  3.33
   Investment securities:
     Available for sale	              727,122 	  34,755	   6.37  	         597,363 	  28,943	  6.46
     Held to maturity	                508,222 	  25,513	   6.69       	    504,905    26,402	  6.97
     Total investment
         securities	                1,235,344   	60,268	   6.50  	       1,102,268 	  55,345	  6.69
Total interest earning
   assets/interest income	          2,302,035  	125,733	   7.26  	       2,113,443 	 121,210	  7.63
Non-interest earning assets:
   Cash and due from banks	            37,132 			                           34,182
   Premises and equipment	             18,804 			                           17,931
   Other assets	                       99,610 			                           99,245
   Allowance for loan
      losses  	                       (11,033)			                          (11,956)
TOTAL ASSETS	                      $2,446,548 			                       $2,252,845

	CONTINUED ON NEXT PAGE

NINE MONTHS ENDED SEPTEMBER 30
CONTINUED FROM PREVIOUS PAGE

                                               	 1999    	         	              	  1998
                                               		Interest   			                      Interest
                                  	Average	      Income/  	  Yield/	    Average	     Income/  	 Yield/
                                  	Balance	      Expense 	   Rate  	    Balance	     Expense 	  Rate
Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand        	$   94,122	   $    698 	  0.99% 	    $   90,094	  $    669 	 0.99%
   Savings                           	173,690	      2,101 	  1.62    	     173,434	     1,965	  1.51
   Money markets	                     183,194	      4,630  	 3.38         	166,914	     4,648 	 3.72
   Other time	                        617,771	     23,263   	5.03      	   581,473	    23,595 	 5.43
   Total interest bearing
      deposits	                     1,068,777	     30,692   	3.84       	1,011,915	    30,877 	 4.08

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
      and other short-term borrowings	210,104	      7,811   	4.97    	     185,414	     7,383 	 5.32
   Advances from Federal
      Home Loan Bank 	                796,408	     32,777 	  5.50    	     694,870	    30,048	  5.79
   Guaranteed junior subordinated
      deferrable interest debentures	  34,500	      2,220  	 8.58     	     19,294	     1,241 	 8.58
   Long-term debt	                      8,638	        314 	  4.85     	      5,091	       103 	 2.70
Total interest bearing
   liabilities/interest expense    	2,118,427	     73,814   	4.65       	1,916,584	    69,652 	 4.85
Non-interest bearing liabilities:
   Demand deposits	                   169,078			                           158,185
   Other liabilities	                  25,271			                            27,036
   Stockholders' equity	              133,772		                       	    151,040
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY	           $2,446,548			                        $2,252,845

Interest rate spread			                                      2.61    			                        2.78
Net interest income/
   net interest margin		                            51,919 	 2.98% 		                  51,558 	 3.23%
Tax-equivalent adjustment		                         (2,347)                   			      (2,135)
Net Interest Income		                              $49,572 			                        $49,423

 .....PROVISION FOR LOAN LOSSES.....The Company's provision for loan losses for the first nine months of 1999 totaled $1.8 million or 0.22% of average total loans which represented a $1.3 million increase from the provision level experienced in the first nine months of 1998. The Company's net charge-offs amounted to $1.6 million or 0.20% of average loans in first nine months of 1999 compared to net charge-offs of $846,000 or 0.11% of average loans in the first nine months of 1998. The higher provision in 1999 was due to the increased net charge-offs and continued growth of commercial and commercial real-estate loans. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis. At September 30, 1999, the allowance for loan losses totaled $10.9 million or 1.02% of total loans and 94% of total non-performing assets.

 .....NON-INTEREST INCOME.....Non-interest income for the first nine months of 1999 totaled $19.4 million which represented a $1.5 million or 8.1% increase when compared to the same 1998 period. This increase was primarily due to the following items:

	a $364,000 or 10.9% increase in trust fees to $3.7 million in the first nine months of 1999. This trust fee growth reflects increased assets under management due to the profitable expansion of the Company's trust operations.

a $1.6 million increase in gains realized on loans held for sale due to a $1.6 million gain realized on the sale of the Company's $14 million credit card portfolio. As a result of the 16% premium recognized on the sale, the Company was able to profitably exit a line of business where it did not have the scale to effectively compete on a long-term basis.

a $1.3 million decrease in gains realized on investment security sales as the steeper yield curve has limited investment portfolio repositioning opportunities in 1999.

a $361,000 or 7.0% increase in other income due in part to additional income resulting from ATM surcharging, commercial leasing fees, and revenue generated from annuity and mutual fund sales in the Company's financial service subsidiaries.

a $540,000 gain on the sale of a small marginally profitable branch office with approximately $6 million in deposits. The
Company received an 8.5% premium for the core deposits in that branch office.

Non-interest income as a percentage of total revenue increased from 26.6% in the first nine months of 1998 to 28.1% in the first nine months of 1999.

 .....NON-INTEREST EXPENSE.....Non-interest expense for the first nine months of 1999 totaled $46.1 million which represented a $2.0 million or 4.6% increase when compared to the same 1998 period. This increase was primarily due to the following items:

a $1.4 million or 6.1% increase in salaries and employee benefits due to merit pay increases, higher incentive pay, increased medical insurance premiums and the additional full-time equivalent employees ("FTE") resulting from the First Western Branches Acquisition and the acquisition of the Republic Bank Wholesale Mortgage Banking Department.

a $412,000 increase in equipment expense due to higher technology related expenses such as system cost associated with wide area networks and optical disk imaging of customer statements.

a $621,000 increase in goodwill and core deposit amortization expense due to the amortization expense associated with the $10 million core deposit premium resulting from the First Western
Branches Acquisition. The amortization expense of intangible assets reduced the first nine months of 1999 diluted earnings per share by $0.15.

the previously discussed $625,000 partial reversal of the impairment reserve on mortgage servicing rights favorably reduced non-interest expense in 1999.

 .....INCOME TAX EXPENSE.....The Company's provision for income taxes for the first nine months of 1999 was $5.5 million reflecting an effective tax rate of 25.9%. The Company's comparable period 1998 income tax provision was $6.1 million or an effective tax rate of 26.9%. The lower income tax expense and effective tax rate in 1999 was due primarily to a reduced level of pre-tax income combined with an increased level of tax -free income.

 .....NET OVERHEAD BURDEN.....The Company's efficiency ratio (non-
interest expense divided by total revenue) increased to 64.6% in the first nine months of 1999 compared to 63.4% for the same period of 1998. Factors contributing to the higher efficiency ratio in 1999 included the compression experienced in the net interest margin and an increased level of non-interest expenses which included Year 2000 costs. Additionally, the repurchase of the Company's stock has a favorable impact on return on equity but a negative impact on the efficiency ratio due to the interest cost associated with borrowings which provide funds to repurchase the stock (i.e. the $2.2 million of interest expense on the $34.5 million of guaranteed junior subordinated deferrable interest debentures). The amortization of intangible assets also creates a $3.1 million annual non-cash charge that negatively impacts the efficiency ratio. The efficiency ratio for the first nine months of 1999, stated on a cash basis excluding the intangible amortization, was 61.3% or 3.3% lower than the reported efficiency ratio of 64.6%. Net overhead expense as a percentage of tax equivalent net interest income was relatively consistent between periods at 51.4%.

 .....BALANCE SHEET.....The Company's total consolidated assets were
$2.456 billion at September 30, 1999, compared with $2.377 billion at December 31, 1998, which represents an increase of $79 million or 3.3% due to the funds provided from the First Western Branches Acquisition.
 During the first nine months of 1999, total loans and loans held for sale increased by approximately $5 million due to the loans acquired from First Western and continued growth in commercial and commercial mortgage loans. This loan portfolio growth occurred despite the sale of the Company's $14 million credit card portfolio and a $30 million reduction in loans held for sale due to a slow down in mortgage refinance activity. Total investment securities increased by $54 million as the acquired deposits were used to purchase securities. Intangible assets increased by $8 million due to the core deposit intangible resulting from the First Western Branches Acquisition.

Total deposits increased by $38 million or 3.2% since December
31, 1998, due to the acquisition of the First Western Branches. Deposit totals were negatively impacted by the sale of a $6.0 million marginally profitable branch office and run-off of certificates of deposit. The Company's total borrowed funds position increased by $66 million in order to fund the earning asset growth. Total equity declined by $17 million due to a decline in accumulated other comprehensive income as a result of a decrease in the market value of the available for sale securities portfolio and increased holdings of treasury stock.

 .....LOAN QUALITY.....The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                           	    September 30   	December 31  	 September 30
              	                    1999     	       1998  	       1998
Total loan delinquency (past due
      30 to 89 days)	              $  9,199  	      $15,427 	     $ 12,858
Total non-accrual loans	              9,888  	        5,206 	        5,196
Total non-performing assets<F1>      11,631          	8,236        	 7,318
Loan delinquency, as a percentage
   of total loans and loans held
   for sale, net of unearned income	  0.86%	           1.45%	          1.24%
Non-accrual loans, as a percentage
   of total loans and loans held
   for sale, net of unearned
   income	                             0.92  	          0.49	          0.50
Non-performing assets, as a
   percentage of total loans and
   loans held for sale, net of
   unearned income, and other
   real estate owned	                  1.08  	          0.77	          0.71

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

Between December 31, 1998, and September 30, 1999, total loan delinquency declined by $6.2 million causing the delinquency ratio to drop to 0.86%. Total non-performing assets increased by $3.4 since year-end 1998 causing the non-performing assets to total loans ratio to increase to 1.08%. The increase in non-performing assets and non-accrual loans is due to a $6.5 million commercial mortgage loan on a construction project for which a $500,000 specific reserve allocation has been established.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                           	September 30    	December 31	   September 30
                      	        1999     	       1998           1998
Allowance for loan losses	     $ 10,911  	      $ 10,725      	$ 11,717
Allowance for loan losses as
   a percentage of each of
   the following:
     total loans and loans
       held for sale,
       net of unearned income	     1.02%	          1.01%   	      1.13%
     total delinquent loans
       (past due 30 to 89 days) 	118.61         	 69.52       	  91.13
     total non-accrual loans	    110.35         	206.01        	225.50
     total non-performing assets	 93.81         	130.22        	160.11

Since December 31, 1998, the balance in the allowance for loan losses has increased by $186,000 due to the loan loss provision slightly exceeding net charge-offs. The Company's allowance for loan losses at September 30, 1999, was 94% of non-performing assets and 110% of non-accrual loans.

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

The following table presents a summary of the Company's static
GAP positions (in thousands, except for the GAP ratios):

                          September 30      December 31      September 30
                          1999              1998       	  	  1998
Six month cumulative GAP
RSA...................... $   603,143      	$   715,996     	$  691,165
RSL......................    (938,541)     	   (856,470)  	    (804,125)
Off-balance sheet
 		   hedges.............	    120,000     	      50,000     	    75,000
GAP.....................	 $  (215,398)     	$   (90,474)    	$  (37,960)
GAP ratio..............	        0.74X             0.89X 	         0.95X
GAP as a % of total
  	   assets............	      (8.77)%	         (3.81)%	        (1.64)%
GAP as a % of total
      capital.........	      (172.60)         	(63.86)        	(25.95)

One year cumulative GAP
RSA......................	$   864,890      	$ 1,063,674     	$1,052,030
RSL............. .......	  (1,084,103)   	   (1,032,533)  	    (982,394)
Off-balance sheet
   hedges.............. 	           -                 -               -
GAP......................	$  (219,213)   	  $    31,141   	  $   69,636
GAP ratio.............. 	       0.80X  	          1.03X 	         1.07X
GAP as a % of total
   assets...............      	(8.93)%	           1.31%	           3.00%
GAP as a % of total
   capital...............	   (175.66)            21.98        	   47.60

When September 30, 1999, is compared to December 31, 1998, both the Company's six month and one year cumulative GAP ratios became more negative due primarily to reduced asset sensitivity resulting from slowing prepayment speeds on mortgage-backed securities. An increase in the Company's short-term FHLB borrowings combined with the maturity of several off-balance sheet hedges also contributed to increased rate sensitive liabilities.

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

The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at September 30, 1999, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the September 30, 1999, levels. The Company's most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

                     		Variability of	                      	Change In
	Interest Rate	        Net Interest	    Variability of	      Market Value of
	Scenario	             Income	          Net Income	          Portfolio Equity

	Base	                 0%	              0%	                  0%
	Flat	                 1.2  	           2.6   	              5.9
	200bp increase	       (6.9) 	          (15.0) 	             (47.7)
	200bp decrease	        2.4            	(2.9) 	               40.3

As indicated in the table, the maximum negative variability of USBANCORP's net interest income and net income over the next twelve month period was (6.9%) and (15.0%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates.
 The variability of market value of portfolio equity was (47.7%) under this interest rate scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

 .....LIQUIDITY......Liquidity can be analyzed by utilizing the
Consolidated Statement of Cash Flows.  Cash equivalents increased by $3 million from December 31, 1998, to September 30, 1999, due primarily to
$85 million of net cash provided by financing activities and $46 million of net cash provided by operating activities.  This more than offset $128 million of net cash used by investing activities.  Within investing activities, purchases of investment securities exceeded cash proceeds from investment security maturities and sales by $90 million.
 Cash advanced for new loan fundings totaled $295 million and was approximately $17 million greater than the cash received from loan principal payments.  Within financing activities, net deposits increased by $38 million due primarily to the First Western Branches
Acquisition.  Advances from the Federal Home Loan Bank provided $100 million of cash.

 .....CAPITAL RESOURCES.....As presented in Note #15, each of the
Company's regulatory capital ratios decreased between December 31,
1998, and September 30, 1999, due to a reduction in tangible equity resulting from the $10 million core deposit premium associated with the
First Western Branches Acquisition.  The Company targets an operating range of 6.0% to 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and  shareholder value needs.  Strategies the Company uses to manage its capital ratios include common dividend payments, treasury stock repurchases, and earning asset growth.

The Company repurchased 243,000 shares or $4.2 million of its common stock during 1999. Through September 30, 1999, the Company has repurchased a total of 4.1 million shares of its common stock at a total cost of $65.7 million. The Company has suspended its treasury stock repurchase program in order to build capital ratios in anticipation of the planned spin-off of its' Three Rivers Bank subsidiary at the end of the first quarter of 2000.

The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks are considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification for each of its subsidiaries to ensure the lowest deposit insurance premium.

The Company's declared Common Stock cash dividend per share was $0.44 for the first nine months of 1999 which was a 10.0% increase over the $0.40 per share dividend for the same 1998 period. The current dividend yield on the Company's common stock approximates 4.4%. The
Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return particularly for retail shareholders.

 .....PROPOSED TAX-FREE SPIN-OFF PLAN....As discussed in Note #20, The
Company plans to spin-off its Three Rivers Bank and Trust subsidiary by the second quarter of 2000 pending regulatory approvals.  Upon consummation of the proposed spin-off, the resulting companies will have the following corporate  profiles based upon financial data as of
September 30, 1999.

                         Pro Forma Financial Information
                             As of September 30, 1999
                                    (Unaudited)

                         USBANCORP	                	Three Rivers Bancorp, Inc

Total Assets		   	      	$1.4 billion		            	$1.0 billion

Total Loans		          		$ 591 million			           $ 481 million

Total Deposits			        $ 666 Million			           $ 549 million

Corporate Headquarters		 Johnstown	                	Monroeville

Deposit Market Share in
  Primary County	        25%			                    	2%

YTD Net Income			        $8,187,000			              $7,481,000

Contribution to YTD EPS		$0.61				                  $0.55

Return on Equity			      14.3%	                  			17.5%

 .....FORWARD LOOKING STATEMENT.....This report contains various forward-looking statements and includes assumptions concerning the
Company's operations, future results, and prospects. These forward-
looking statements are based upon current expectations and are subject to risk and uncertainties.  In connection with the "safe harbor"
provisions of the Private Securities Litigation Reform Act of 1995, the
Company provides the following cautionary statement identifying important factors which could cause the actual results or events to differ materially from those set forth in or implied by the forward-
looking statements and related assumptions.

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state banking regulations; (v) the presence in the Company's market area of competitors with greater financial resources than the Company; (vi) the effect of Y2K on borrowers ability to repay based on contractual terms and; (vii) other external developments which could materially impact the Company's operational and financial performance

SERVICE AREA MAP

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

(b) Reports on Form 8-K:  There was an 8-K filed on July 14, 1999 announcing the Companies plans to "Spin-off" its Three Rivers Bank and Trust Subsidiary.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					USBANCORP, Inc.
					Registrant

Date: November 12, 1999         				/s/Terry K. Dunkle
                               					Terry K. Dunkle
                               					Chairman, President and
                               					Chief Executive Officer



Date: November 12, 1999          				/s/Jeffrey A. Stopko
                                					Jeffrey A. Stopko
                                					Senior Vice President and
                                					Chief Financial Officer


STATEMENT OF MANAGEMENT RESPONSIBILITY

October 15, 1999

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
USBANCORP, Inc.:

We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income for the three-month and nine-month periods then ended and the related consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ARTHUR ANDERSEN LLP
Pittsburgh, Pennsylvania,
October 15, 1999

October 15, 1999

To the Stockholders and Board of Directors of USBANCORP, Inc.:

We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form S-3 (Registration No. 33-
56604); Form S-8 (Registration No. 33-53935); Form S-8
(Registration No. 33-55845); Form S-8 (Registration No. 33-55207);
and Form S-8 (Registration No. 33-55211) its Form 10-Q for the quarter ended September 30, 1999, which includes our report dated
October 15, 1999, covering the unaudited interim financial statement information contained therein. Pursuant to Regulation C of the Securities Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,
/s/ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

