Form 10-Q/A
period 1999-09-30
USBANCORP INC /PA/
filed 2000-03-13
CIK 707605

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

                      	USBANCORP, INC.
              	CONSOLIDATED BALANCE SHEET
                     	(In thousands)

					                                    September 30    December 31   September 30
                                         1999      	     1998     	    1998
	                                        (Unaudited)                   (Unaudited)

ASSETS
Cash and due from banks                 	$       41,740 	$     35,085 	$       35,583
Interest bearing deposits with banks	               266        	3,855 	           854
Investment securities:
Available for sale	                           1,212,987       661,491         651,785
Held to maturity (market value
  $516,452 on December 31,  1998,
  and $506,628 on September 30, 1998)	                -      	508,142 	       496,102
Loans held for sale	                             21,901  	     51,317    	     27,675
Loans	                                        1,057,137    	1,020,280 	     1,012,473
Less:   Unearned income	                          7,391        	5,276 	         5,209
  Allowance for loan losses	                     10,911 	      10,725 	        11,717
  Net loans	                                  1,038,835    	1,004,279 	       995,547
Premises and equipment	                          18,975       	18,020 	        18,021
Accrued income receivable	                       17,379  	     17,150 	        17,216
Mortgage servicing rights	                       14,457       	16,197 	        15,168
Goodwill and core deposit intangibles	           26,447 	      18,697 	        19,283
Bank owned life insurance	                       36,869        35,622 	        35,213
Other assets	                                    18,837         7,226 	         8,492
   TOTAL ASSETS                          	$   2,448,693  	$ 2,377,081    $  2,320,939

LIABILITIES
Non-interest bearing deposits            	$     178,430  	$   166,701   	$    160,706
Interest bearing deposits	                    1,035,962 	   1,009,590 	     1,004,890
Total deposits	                               1,214,392  	  1,176,291  	    1,165,596
Federal funds purchased and securities sold
 under agreements to repurchase                 	52,748	      101,405         	59,196
Other short-term borrowings                    	145,103      	129,003 	        60,946
Advances from Federal Home Loan Bank	           852,008      	752,391 	       817,403
Guaranteed junior subordinated deferrable
  interest debentures	                           34,500       	34,500    	     34,500
Long-term debt	                                   7,841 	       9,271 	         5,061
Total borrowed funds	                         1,092,200     1,026,570 	       977,106

Other liabilities	                               24,292        32,550 	        31,938
   TOTAL LIABILITIES	                         2,330,884  	  2,235,411 	     2,174,640

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares
 authorized;there were no shares issued and
 outstanding for the periods presented	               -  	          - 	             -
Common stock, par value $2.50 per share;
12,000,000 shares authorized; 17,384,524 shares
 issued and 13,303,605 outstanding on September
 30, 1999; 17,350,136 shares issued and
 13,512,317 outstanding on December 31,
1998; 17,348,334 shares issued and 13,661,215
outstanding on September 30, 1998	               43,461 	      43,375 	        43,371
Treasury stock at cost, 4,080,919 shares on
 September 30, 1999; 3,837,819 shares on
 December 31, 1998; and 3,687,119 shares on
 September 30, 1998	                            (65,725)      (61,521)        (58,543)
Surplus	                                         65,662       	65,495 	        65,484
Retained earnings	                              101,537       	91,737 	        90,043
Accumulated other comprehensive income	         (27,126)        2,584 	         5,944
 	   	   TOTAL STOCKHOLDERS' EQUITY	            117,809       141,670 	       146,299
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$  2,448,693  	$ 2,377,081  	$   2,320,939
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

                    	USBANCORP, INC.
	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     	(In thousands)
                       	Unaudited

	                                                               											Accumulated
						                                                                     Other
	                       Preferred  	Common  	Treasury	          Retained  	Comprehensive
	                        Stock  	   Stock     Stock    Surplus 	Earnings   income	       Total
Balance December 31,
   1997	                $        -	 $ 14,402	$(31,175)	$ 93,934	$ 78,866 	 $      2,153 	$158,180
Net Income                      	-	        -	       - 	       -	  16,732 	            - 	  16,732
Dividend reinvestment
   and stock
   purchase plan	                -       	71	       -      	448	       - 	            - 	     519
Effect of 3 for 1 stock split
   In the form of a 200%
   stock dividend	               -	   28,898	       -	  (28,898)	      -	             -       	 -
Net unrealized holding
   gains (losses) on
   investment
   securities	                   -	        -	       - 	       -	       - 	        3,791	    3,791
Treasury Stock, 1,086,245
   shares at cost	               -	        -	 (27,368)       	-	       - 	            - 	 (27,368)
Cash dividends
   declared: Common stock        -	        -	       - 	       -	  (5,555)	            - 	  (5,555)
Balance September 30, 1998	$     -	 $ 43,371	$(58,543)	$ 65,484 	$ 90,043 	  $    5,944 	$146,299

Balance December 31,
   1998                   	$     - 	$ 43,375	$(61,521)	$ 65,495	$ 91,737 	   $    2,584 	$141,670
Net Income	                      -	        -	       - 	       -	  15,668 	            - 	  15,668
Dividend reinvest-
   ment and stock
   purchase plan	                -        86       	-      	167	       - 	            - 	     253
Net unrealized
   holding gains
   (losses) on
   investment
   securities	                   -	        -	       - 	       -	       - 	      (29,710	 (29,710)
Treasury Stock, 243,100
   shares at cost	               -	        -  	(4,204)	       -	       - 	            - 	 (4,204)
Cash dividends
   declared:
   Common stock	                 -	        -        -         -   (5,868) 	           - 	 (5,868)
Balance September 30, 1999	$     -	 $ 43,461	$(65,725)	$ 65,662 	$101,537   	$  (27,126) $117,809


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


                                    Three Months Ended             Nine Months Ended
        			                     September 30, September 30, September 30, September 30,
          	                       1999        	 1998           1999       	   1998
Net income            	           $5,092      	 $5,300         $15,668       	$16,732

Other comprehensive income,
 before tax:

Unrealized holding gains(losses)
 on investment securities        	(12,388)       5,568         (39,658)        	6,939
Less: reclassification adjustment
 for losses (gains) included in
 net income                            3	         (737)	          (431)       	(1,755)
Other comprehensive income(loss)
 before tax                      (12,385)	       4,831         	(40,089)	        5,184
Income tax expense(credit)
 related to items of other
 comprehensive income             (3,198)	       1,273      	   (10,379)	        1,393

Other comprehensive income(loss),
 net of tax                   	   (9,187)         3,558         (29,710)	        3,791
Comprehensive income            $ (4,095) 	      $8,858       	$(14,042) 	     $20,523

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

Investment securities available for sale:

                                 			 September 30, 1999

                                    	Gross       	Gross
                          	Book     	Unrealized 	 Unrealized  	 Market
                          	Value    	Gains       	Losses       	Value
  U.S. Treasury	           $ 16,072  $       3   	$     (72)   	$    16,003
  U.S. Agency    	           42,894          -	      (1,868)         41,026
  State and municipal       162,735      1,174       (6,248)    	   157,661
  U.S. Agency mortgage-backed
     securities            	953,357        991     	(34,436)    	   919,912
  Other securities<F1>	      79,661         69       (1,345)	        78,385
       Total              $1,254,719 	$  2,237  	$  (43,969)  	  $1,212,987

<F1>Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

During the third quarter of 1999, the Company in preparation for liquidity needs for Year 2000 sold $16 million of mortgage backed securities that had been purchased in 1993 through 1995 and classified as held to maturity. The Company believed the sales were allowable under the provision of SFAS #115 which permits the sale of held to maturity mortgage backed securities afetr a substantial portion (85%) of the principal had been collected through repayment. The Company, however, misiterpreted this provision and computed the 85% paydown factor against the principal outstanding at issuance as opposed to using the principal outstanding at the point the Company purchased the securities in the secondary market. As a result of this interpretation error, the Company tainted its held to maturity portfolio and transferred all securities classified as held to maturity to available for sale. The time period for the taint will be two years. At the time of transfer, these securities had an amortized cost of $495.8 million and a market value of $485.4 million. Prior to the transfer, approximately 60% of the Company's investment securites were already classified as available for sale. With the entire portfolio now being classified as available for sale, the Company will have greater flexability to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund growth if needed. The mark to market of the available for sale portfolio does inject more volatility in the book value of equity but has no impact on regulatory capital.

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

 .....LOAN QUALITY.....At all dates presented, the Company had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

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

Between December 31, 1998, and September 30, 1999, total loan delinquency declined by $6.2 million causing the delinquency ratio to drop to 0.86%. Total non-performing assets increased by $3.4 since year-end 1998 causing the non-performing assets to total loans ratio to increase to 1.08%. The increase in non-performing assets and non-accrual loans is due to a $6.5 million commercial mortgage loan on a construction project for which a $500,000 specific reserve allocation has been established. The allocation was based upon the Company's best estimate of the property's value given indications of interest from potential buyers.

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

