Form 10-K405
period 1999-12-31
USBANCORP INC /PA/
filed 2000-03-13
CIK 707605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-11204

                                USBANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        PENNSYLVANIA                                              25-1424278
              (STATE OR OTHER JURISDICTION OF                                  (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.)

     MAIN & FRANKLIN STREETS, P.O. BOX 430, JOHNSTOWN,                            15907-0430
                        PENNSYLVANIA
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (814)533-5300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                          -----------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         COMMON STOCK, $2.50 PAR VALUE                               SHARE PURCHASE RIGHTS
               (TITLE OF CLASS)                                        (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $139,822,977.00 as of January 31, 2000.

    NOTE -- If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

    Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

    (Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 13,316,474 shares were outstanding as of January 31, 2000.

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

    Portions of the annual shareholders' report for the year ended December 31, 1999, are incorporated by reference into Parts I and II.

    Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference in Part III.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Exhibit Index is located on page 70.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Consolidated Financial Data........................   12
Item 7.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............   14
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   30
Item 8.   Consolidated Financial Statements and Supplementary Data....   31
Item 9.   Changes In and Disagreements With Accountants On Accounting
          and Financial Disclosure....................................   69

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   69
Item 11.  Executive Compensation......................................   69
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   69
Item 13.  Certain Relationships and Related Transactions..............   69

PART IV
Item 14.  Exhibits, Consolidated Financial Statement Schedules, and
          Reports on Form 8-K.........................................   69
          Signatures..................................................   72

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     USBANCORP, Inc. (the "Company") is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended (the "BHCA.") The Company became a holding company upon acquiring all of the outstanding shares of U.S. Bank ("U.S. Bank") on January 5, 1983. The Company also acquired all of the outstanding shares of Three Rivers Bank and Trust Company ("Three Rivers Bank") in June 1984, McKeesport National Bank ("McKeesport Bank") in December 1985 (which was subsequently merged into Three Rivers Bank), Community Bancorp, Inc. in March 1992 (which was also subsequently merged into Three Rivers Bank in July
1997), and Johnstown Savings Bank ("JSB") in June 1994 (which was immediately merged into U.S. Bank). Immediately following the acquisition of JSB, U.S. Bank caused the intracompany transfer by Standard Mortgage Corporation of Georgia, a wholly-owned subsidiary of JSB, of all its assets, subject to all of its liabilities, to SMC Acquisition Corporation, an indirect subsidiary of Community. SMC Acquisition Corporation was renamed Standard Mortgage Corporation of Georgia and is a mortgage banking company organized under the laws of the State of Georgia that originates, sells, and services residential mortgage loans. In addition, the Company formed United Bancorp Life Insurance Company ("United Life") in October 1987, USBANCORP Trust and Financial Services Company (the "Trust Company") in October 1992, and UBAN Associates, Inc. ("UBAN Associates"), in January 1997. UBAN Associates is a registered investment advisory firm that administers investment portfolios, offers operational support systems and provides asset and liability management services to small and mid-sized community banks. The Company's principal activities consist of owning and operating its five wholly-owned subsidiary entities. At December 31, 1999, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $2.47 billion, $1.23 billion and $113 million, respectively. The Company and the subsidiary entities derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, credit policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning. The Company, as a bank holding company, is regulated under the BHCA, and is supervised by the Board of Governors of the Federal Reserve System (the "Board").

     As discussed in Note #25, on July 12, 1999, the Company announced that its Board of Directors has approved a plan to split the Company's banking subsidiaries into two separate publicly traded companies. The plan would be effected through a tax-free spin-off, and is expected to become effective April 1, 2000.

USBANCORP BANKING SUBSIDIARIES:

  U.S. Bank

     U.S. Bank is a state bank chartered under the Pennsylvania Banking code of 1965, as amended. Through 23 locations in Cambria, Centre, Clearfield, Somerset, and Westmoreland Counties, Pennsylvania, U.S. Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler's checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, commercial equipment lease financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services;

     U.S. Bank also operates 27 automated bank teller machines ("ATM"s) through its 24-Hour Banking Network which is linked with MAC, a regional ATM network and CIRRUS, a national ATM network. U.S. Bank also has a wholly owned mortgage banking subsidiary -- UBAN Mortgage Company. UBAN Mortgage Company was formed in January 1997 for the purpose of originating and selling mortgage loans primarily in

Western Pennsylvania. Additionally, USNB Financial Services Corporation, a wholly owned subsidiary of U.S. Bank, was formed on May 23, 1997. USNB Financial Services Corporation engages in the sale of annuities, mutual funds, and insurance. U.S. Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio. U.S. Bank's business is not seasonal nor does it have any risks attendant to foreign sources.

     In October 1998, U.S. Bank changed its charter from a national bank to a state bank. Under the new charter U.S. Bank is subject to supervision and regular examination by the Federal Reserve and the Pennsylvania Department of Banking. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 1999:

Headquarters................................................  Johnstown, PA
Chartered...................................................           1933
Total Assets................................................     $1,339,870
  (54.3% of the Company's total)
Total Investment Securities.................................      $ 660,851
  (55.7% of Company's total)
Total Loans (net of unearned income)........................      $ 578,472
  (52.8% of the Company's total)
Total Deposits..............................................      $ 658,246
  (53.5% of the Company's total)
Total Net Income............................................     $   12,901
  (63.2% of the Company's total)
Asset Leverage Ratio........................................           6.42%
1999 Return on Average Assets...............................           0.96%
1999 Return on Average Equity...............................          12.83%
Total Full-time Equivalent Employees........................            370
  (49.7% of the Company's total)
Number of Offices...........................................             23
  (47.7% of the Company's total)

  Three Rivers Bank

     Three Rivers Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 23 locations in Allegheny, Westmoreland and Washington Counties, Pennsylvania, Three Rivers Bank conducts a general retail banking business consisting of granting commercial, consumer, construction, mortgage and student loans, and offering checking, interest bearing demand, savings and time deposit services. It also operates 24 ATMs that are affiliated with MAC, a regional ATM network, and Plus System, a national ATM network.

     Three Rivers Bank also offers wholesale banking services to other banks, merchants, governmental units, and other large commercial accounts. Such services include balancing services, lock box accounts, and providing coin and currency. Three Rivers Bank also has a wholly owned mortgage banking subsidiary -- Standard Mortgage Corporation. Standard Mortgage Corporation, based in Atlanta, Georgia, is a mortgage banking company that originates, sells, and services residential mortgage loans. Additionally, TRB Financial Services Corporation, a wholly owned subsidiary of Three Rivers Bank was formed on August 5, 1997. TRB Financial Services Corporation engages in the sale of annuities and mutual funds.

     Under a tax-free spin-off plan, 100% of the shares of the holding company to be formed for Three Rivers Bank, to be known as Three Rivers Bancorp, Inc., would be distributed as a dividend to the shareholders of the Company in proportion to their existing Company ownership. Shareholders would retain their existing

Company shares. Standard Mortgage Company (SMC), a mortgage banking company, currently a subsidiary of Three Rivers Bank, will be internally spun-off from Three Rivers Bank to the Company prior to consummation of the proposed Three Rivers Bank spin-off. For more information on the proposed spin-off, see "Proposed Tax-Free Spin-Off Plan" in the MD&A.

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

     As a state chartered, federally-insured bank and trust company which is not a member of the Federal Reserve System, Three Rivers Bank is subject to supervision and regular examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 1999:

Headquarters...............................................  McKeesport, PA
Chartered..................................................            1965
Total Assets...............................................      $1,120,809
  (45.4% of the Company's total)
Total Investment Securities................................       $ 522,264
  (44.0% of Company's total)
Total Loans (net of unearned income).......................       $ 517,332
  (47.2% of the Company's total)
Total Deposits.............................................       $ 572,695
  (46.5% of the Company's total)
Total Net Income...........................................      $    9,940
  (48.7% of the Company's total)
Asset Leverage Ratio.......................................            6.21%
1999 Return on Average Assets..............................            0.91%
1999 Return on Average Equity..............................           15.01%
Total Full-time Equivalent Employees.......................             324
  (43.6% of the Company's total)
Number of Offices..........................................              23
  (52.3% of the Company's total)

USBANCORP NON-BANKING SUBSIDIARIES:

  United Life

     United Life is a captive insurance company organized under the laws of the State of Arizona. United Life engages in underwriting as reinsurer of credit life and disability insurance within the Company's six county market area. Operations of United Life are conducted in each office of the Company's banking subsidiaries. United Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Board of Governors of the Federal Reserve Bank. At December 31, 1999, United Life had total assets of $2.7 million and total shareholder's equity of $1.4 million.

  USBANCORP Trust and Financial Services Company

     USBANCORP Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. USBANCORP Trust and Financial Services Company was formed to consolidate the trust functions of U.S. Bank and Three Rivers Bank and to increase market presence. As a result of this formation, the Trust Company now offers a complete range of trust services through each of the Company's subsidiary banks. At December 31, 1999, USBANCORP Trust and Financial Services Company had $1.43 billion in assets under management which included both discretionary and non-discretionary assets.

EXECUTIVE OFFICERS

     Information relative to current executive officers of the Company or its subsidiaries is listed in the following table:

NAME                                   AGE        OFFICE WITH USBANCORP, INC. AND/OR SUBSIDIARY
----                                   ---        ---------------------------------------------
Terry K. Dunkle......................   58    Chairman, President & Chief Executive Officer of
                                                USBANCORP, Inc., and Chairman of U.S. Bank, Three
                                                Rivers Bank, and USBANCORP Trust and Financial
                                                Services Company
Orlando B. Hanselman.................   40    Executive Vice President of USBANCORP, Inc., and
                                                President & Chief Executive Officer of U.S. Bank.
W. Harrison Vail.....................   59    President & Chief Executive Officer of Three Rivers
                                              Bank
Ronald W. Virag, CFTA................   54    President & Chief Executive Officer, USBANCORP Trust
                                              and Financial Services Company
Kevin J. O'Neil......................   62    President & Chief Executive Officer, Standard Mortgage
                                                Corporation of Georgia

     Mr. Dunkle succeeded Clifford A. Barton in February 1994, as Chairman, President and Chief Executive Officer of USBANCORP. In April 1988, Mr. Dunkle was appointed as President and Chief Executive Officer of U.S. Bank and Executive Vice President and Secretary of USBANCORP. Mr. Dunkle served the five previous years as Executive Vice President of Commonwealth National Bank in Harrisburg, Pennsylvania. Mr. Hanselman joined U.S. Bank in January 1987 as Vice President and Chief Financial Officer and was appointed Executive Vice President in February 1994. In May 1995, Mr. Hanselman was awarded the expanded responsibility of President and Chief Executive Officer of U.S. Bank. Mr. Vail has been President and Chief Executive Officer of Three Rivers Bank since January 1985. Mr. Virag was appointed as President and Chief Executive Officer of USBANCORP Trust and Financial Services Company in November 1994. Prior to joining the Trust Company, Mr. Virag served as Senior Vice President and head of trust group for Bank One in Charleston, West Virginia. Mr. O'Neil is President and Chief Executive Officer of Standard Mortgage Corporation of Georgia, a wholly-owned mortgage banking subsidiary of Three Rivers Bank. Mr. O'Neil joined the Company through the acquisition of JSB, and has 30 years of mortgage banking experience.

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

MARKET AREA

     The Western Pennsylvania market experienced positive economic performance in 1999. Labor markets throughout the region have remained tight and unemployment at record low levels. Greater diversity into the service sector with specialization in "high tech" has allowed the region some insulation from the once dominant manufacturing sector. Not unlike the national trend, the region has been experiencing economic growth through strong consumer spending and business expansion. Consumer confidence remains high, business inventories remain low and require replacement, and commercial building remains brisk in the region.

     The region is experiencing positive annual economic expansion estimated between three and five percent, only slightly less than national performance. Inflation has remained fairly benign and has only recently appeared in energy prices. While expectations remain bright, we expect the regional economy to slow slightly over the first half 2000 before settling into a more stable pace over the later part of the year. This projection results from expectations that the Federal Reserve will raise short interest rates several times in order to slow economic growth to a more reasonable, non-inflationary pace between two and three percent.

     The Western Pennsylvania market should experience moderate growth in 2000. An emphasis on technologically oriented growth has resulted in a more diversified economy, but overall growth will continue to be hindered by demographic trends. Job growth is expected to be behind the national pace, but our unemployment rate will remain low in comparison to that experienced in recent past. Building activity is expected to slow. This slowdown from the hot pace experienced in 1999 will result primarily from higher interest rates.

     Economic conditions in the region are better today than they have been in a long time. We believe that economic stability is important for the region and the Federal Reserve will provide the discipline to allow future positive expansion for a sustained period of time.

EMPLOYEES

     The Company employed approximately 832 persons as of December 31, 1999, in full- and part-time positions. Approximately 275 non-supervisory employees of U.S. Bank are represented by the United Steelworkers of America, AFL-CIO-CLC, Local Union 8204. U.S. Bank and such employees are parties to a labor contract pursuant to which employees have agreed not to engage in any work stoppage during the term of the contract which will expire on October 15, 2003. U.S. Bank has not experienced a work stoppage since 1979. The Company successfully negotiated a four-year collective bargaining agreement with the local union which took effect October 16, 1999. Key provisions of the new contract include:
A modernized profit sharing formula, 2% contribution to the 401(k) account for each employee, increased staffing flexibility and wage increases of 3% in each of the first three years and 4% in the fourth year.

COMMITMENTS AND LINES OF CREDIT

     The Company's banking subsidiaries are obligated under commercial, standby, and trade-related irrevocable letters of credit aggregating $22.7 million at December 31, 1999. In addition, the subsidiary banks have issued lines of credit to customers generally for periods of up to one year. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 1999, the Company's banking subsidiaries had unused loan commitments of approximately $240.3 million.

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

     The following Guide 3 information is included in this Form 10-K as listed below:

      I.  Distribution of Assets, Liabilities, and Stockholders'
          Equity; Interest Rates and Interest Differential
          Information.
          Information required by this section is presented on pages
          18, 19, 25, 26, 27, 28 and 29.

     II.  Investment Portfolio
          Information required by this section is presented on pages
          7, 8, 43, 44 and 45.

    III.  Loan Portfolio
          Information required by this section appears on pages 8, 9, 45, 46 and 47.

     IV.  Summary of Loan Loss Experience
          Information required by this section is presented on pages
          20, 21, 22 and 46.

      V.  Deposits
          Information required by this section follows on pages 9, 10 and 49.

     VI.  Return on Equity and Assets
          Information required by this section is presented on page
          12.

    VII.  Short-Term Borrowings
          Information required by this section is presented on pages
          48 and 49.

INVESTMENT PORTFOLIO

     Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair value. At December 31, 1999, 100% of the securities portfolio was classified as available for sale.

     The following table sets forth the book and market value of USBANCORP's investment portfolio as of the periods indicated:

     Investment Securities Available for Sale at:

                                                                       DECEMBER 31,
                                                            ----------------------------------
                                                               1999         1998        1997
                                                            ----------    --------    --------
                                                                      (IN THOUSANDS)
Book Value:
  U.S. Treasury...........................................  $   15,855    $    442    $  2,496
  U.S. Agency.............................................      43,599      21,524       1,769
  State and municipal.....................................     156,256      11,166      13,516
  Mortgage-backed securities..............................     943,474     577,241     516,476
  Other securities........................................      82,568      47,409      42,370
Total book value of investment securities available for
  sale....................................................  $1,241,752    $657,782    $576,627
Total market value of investment securities available for
  sale....................................................  $1,187,335    $661,491    $580,115

     During the second half of 1999, the Company in preparation for liquidity needs for Year 2000 sold $16 million of mortgage backed securities that had been purchased in 1993 through 1995 and classified as held to maturity. The Company believed the sales were allowable under the provision of SFAS #115 which permits the sale of held to maturity mortgage backed securities after a substantial portion (85%) of the principal had been collected through prepayments. The Company, however, misinterpreted this provision and computed the 85% paydown factor against the principal outstanding at issuance as opposed to using the principal outstanding at the point the Company purchased the securities in the secondary market. As a result of this interpretation error, the Company tainted its held to maturity portfolio and transferred all securities classified as held to maturity to available for sale. The time period for the taint will be two years. At the time of the transfer, these securities had an amortized cost of $495.8 million and a market value of $485.4 million. Prior to the transfer, approximately 60% of the Company's investment securities were already classified as available for sale. With the entire portfolio now being classified as available for sale, the Company will have greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale portfolio does inject more volatility in the book value of equity but has no impact on regulatory capital.

     Investment Securities Held to Maturity at:

                                                                       DECEMBER 31,
                                                            ----------------------------------
                                                               1999         1998        1997
                                                            ----------    --------    --------
                                                                      (IN THOUSANDS)
Book Value:
  U.S. Treasury...........................................      $--       $ 17,207    $ 16,320
  U.S. Agency.............................................      --          23,928      17,512
  State and municipal.....................................      --         147,628     114,733
  Mortgage-backed securities..............................      --         315,171     380,825
  Other securities........................................      --           4,208       2,951
Total book value of investment securities held to
  maturity................................................      $--       $508,142    $532,341
Total market value of investment securities held to
  maturity................................................      $--       $516,452    $541,093

     The total securities portfolio increased by approximately $17.7 million between December 31, 1999, and December 31, 1998, and by $53 million between year ended 1998 and 1997. The growth in 1999 is attributed to the use of the acquired deposits from the First Western Branch acquisition to purchase securities. The growth in 1998 resulted from the Company aggressively purchasing securities due to expected continuation of strong cashflow from mortgage-backed securities.

     At December 31, 1999, investment securities having a book value of $788.6 million were pledged as collateral for public funds, and FHLB borrowings.

     The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders' equity at December 31, 1999.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain minor exceptions, prohibits the purchase of any investment security below a Moody's Investor Service or Standard & Poor's rating of "A." At December 31, 1999, 97.3% of the portfolio was rated "AAA" compared to 98.1% at December 31, 1998. Less than 1.5% was rated below "A" or unrated at December 31, 1999.

LOAN PORTFOLIO

     The following table sets forth the Company's loans by major category as of the dates set forth below:

                                                          AT DECEMBER 31
                                   ------------------------------------------------------------
                                      1999          1998         1997        1996        1995
                                   ----------    ----------    --------    --------    --------
                                                          (IN THOUSANDS)
Commercial.......................  $  152,042    $  139,751    $143,113    $138,008    $103,546
Commercial loans secured by real
  estate.........................     406,927       341,842     302,620     266,700     179,793
Real estate-mortgage(1)..........     452,507       449,875     440,734     414,003     414,967
Consumer.........................      70,983        88,812      95,272     111,025     133,820
  Loans..........................   1,082,459     1,020,280     981,739     929,736     832,126
  Less: Unearned income..........       8,408         5,276       5,327       4,819       2,716
  Loans, net of unearned
     income......................  $1,074,057    $1,015,004    $976,412    $924,917    $829,410

---------------
(1) At December 31, 1999 and 1998, real estate-construction loans constituted 4.5% and 4.9% of the Company's total loans, net of unearned income, respectively.

     Total loans, net of unearned income, increased by $59.1 million, or 5.8%, between December 31, 1998, and December 31, 1999. This growth occurred in commercial mortgage loans which increased by $65.1 million, or 19.0%, and commercial loans which grew by 12.3 million, or 8.8%. The higher loan totals in commercial mortgages resulted from increased production from both middle market and small business lending (loans less than $250,000). This improved new loan production was due primarily to more effective sales efforts which have included an intensive customer calling program and canvassing of small commercial businesses. Other factors contributing to the loan growth were a stable economic environment and results from two loan production offices in the higher growth markets of Westmoreland and Centre counties.

     Total residential mortgage loans were relatively flat between 1999 and 1998 as growth in adjustable-rate mortgage loans was offset by principal amortization in the existing fixed-rate mortgage loan portfolio. The Company is also selling the majority of new fixed-rate mortgage product to assist in asset/liability positioning and to reduce the Company's overall dependence on residential mortgage loans. Total consumer loans declined by $17.8 million or 20.0% in 1999, $6.5 million or 6.8% in 1998, and $15.8 million, or 14.2% in 1997. The drop in 1999 was due to the sale of the Company's $14 million credit card portfolio and continued net run-off in the indirect auto loan portfolio.

     The amount of loans outstanding by category as of December 31, 1999, which are due in (i) one year or less, (ii) more than one year through five years, and
(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                               MORE
                                                               THAN
                                                             ONE YEAR
                                                ONE YEAR     THROUGH         OVER         TOTAL
                                                OR LESS     FIVE YEARS    FIVE YEARS      LOANS
                                                --------    ----------    ----------    ----------
                                                          (IN THOUSANDS, EXCEPT RATIOS)
Commercial....................................  $ 43,757     $ 77,641      $ 30,644     $  152,042
Commercial loans secured by real estate.......    59,334      125,673       221,920        406,927
Real estate-mortgage..........................    32,505       72,387       347,615        452,507
Consumer......................................    18,479       28,046        24,458         70,983
Total.........................................  $154,075     $303,747      $624,637     $1,082,459
Loans with fixed-rate.........................  $ 44,126     $242,246      $414,621     $  700,993
Loans with floating-rate......................   109,949       61,501       210,016        381,466
Total.........................................  $154,075     $303,747      $624,637     $1,082,459
Percent composition of maturity...............      14.2%        28.1%         57.7%         100.0%
Fixed-rate loans as a percentage of total
  loans.......................................                                                64.8%
Floating-rate loans as a percentage of total
  loans.......................................                                                35.2%

     The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

     At December 31, 1999, 64.8% of total loans were fixed-rate which was comparable with the prior year. The stability in the fixed-rate percentage between years reflects continued customer preference for fixed-rate loans in this overall low interest rate environment. Also, a good portion of the commercial real estate loan growth has occurred in the five year fixed-rate area. For additional information regarding interest rate sensitivity, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Interest Rate Sensitivity."

COMMERCIAL

     This category includes credit extensions to commercial and industrial borrowers. These credits are typically secured by business assets, including accounts receivable, inventory and equipment. Advance rates on accounts are limited to 80% of eligible receivables and 50% of raw materials and finished goods inventory. Overall balance sheet strength and profitability are considered when analyzing these credits, with special attention given to current and historical cash flow coverage. Policy permits flexibility in determining acceptable coverage ratios, but they seldom fall below 1.1 to 1. Personal guarantees are frequently required, however, as the strength of the borrower increases our ability to obtain personal guarantees decreases. In addition to economic risk, this category is subject to risk of weak borrower management and industry risk, all of which are considered at underwriting.

COMMERCIAL LOANS SECURED BY REAL ESTATE

     This category includes various types of loans, including acquisition and construction of investment property, owner-occupied and operating property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by Credit Policy and follow industry guidelines and norms and regulatory limitations. Personal guarantees are always required during the construction phase on construction credits and are frequently obtained on mid to smaller commercial real estate loans. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, which are monitored and considered at underwriting.

REAL ESTATE -- MORTGAGE

     This category includes mortgages that are secured by residential property. Underwriting of loans within this category is pursuant to Freddie Mac underwriting guidelines, with the exception of CRA loans, which have more liberal standards. The major risk in this category is that a significant downward economic trend would increase unemployment and cause payment defaults.

CONSUMER

     This category includes consumer installment loans and revolving credit plans. Underwriting standards identify undesirable loans, repayment terms and debt coverage ratios. Loans with debt to income coverage of 45% or less are considered satisfactory. Loans between 46% and 50% require special approval, and loans over 50% are exceptions to policy. The major risk in this category is significant economic downturn.

DEPOSITS

     The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three calendar years:

                                              1999                  1998                  1997
                                       ------------------    ------------------    ------------------
                                         AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE
                                       ----------    ----    ----------    ----    ----------    ----
                                                        (IN THOUSANDS, EXCEPT RATES)
Demand -- non-interest bearing.....    $  170,891      --%   $  159,515      --%   $  143,767      --%
Demand -- interest bearing.........        93,399    0.99        89,890    0.99        90,179    0.99
Savings............................       171,783    1.63       171,769    1.52       185,959    1.69
Money markets......................       182,395    3.46       167,758    3.60       153,345    3.71
Other time.........................       619,392    5.03       581,351    5.39       580,720    5.66
Total deposits.....................    $1,237,860    3.86%   $1,170,283    4.05%   $1,153,970    4.21%

     Total deposits increased by $55 million or 4.6% in 1999 due to the acquisition of the deposits associated with the acquired First Western Branches. Deposits were negatively impacted by the sale of a $6.0 million marginally profitable branch office and runoff of certificates of deposit. The growth in demand deposits over each of the past two years reflects the success of new business generated in conjunction with the increased commercial lending activity.

     The following table indicates the maturities and amounts of certificates of deposit issued in denominations of $100,000 or more as of December 31, 1999:

MATURING IN:

                                                              (IN THOUSANDS)
Three months or less........................................     $77,541
Over three through six months...............................       4,416
Over six through twelve months..............................       5,764
Over twelve months..........................................       3,200
Total.......................................................     $90,921

ITEM 2.  PROPERTIES

     The principal offices of the Company and U.S. Bank occupy a five-story building at the corner of Main and Franklin Streets in Johnstown plus several floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 32 other locations which are owned in fee. Sixteen additional locations are leased with terms expiring from March 31, 2000, to November 30, 2009.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     As of January 31, 2000, the Company had 5,321 shareholders of its Common Stock. Other information required by this section is presented on pages 58 and 59.

COMMON STOCK

     USBANCORP's Common Stock is traded on the NASDAQ National Market System under the symbol "UBAN." The following table sets forth the high and low closing prices and the cash dividends declared per share for the periods indicated:

                                                               CLOSING PRICES
                                                              ----------------    CASH DIVIDENDS
                                                               HIGH      LOW         DECLARED
                                                              ------    ------    --------------
YEAR ENDED DECEMBER 31, 1999:
                                                              $21.88    $14.63        $0.14
  FIRST QUARTER...........................................
                                                               17.06     14.44         0.15
  SECOND QUARTER..........................................
                                                               16.00     13.19         0.15
  THIRD QUARTER...........................................
                                                               13.75     11.25         0.15
  FOURTH QUARTER..........................................
Year ended December 31, 1998:
                                                              $25.71    $20.50        $0.12
  First Quarter...........................................
                                                               27.50     25.77         0.14
  Second Quarter..........................................
                                                               26.67     19.00         0.14
  Third Quarter...........................................
                                                               21.00     14.38         0.20
  Fourth Quarter..........................................

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                 SELECTED TEN-YEAR CONSOLIDATED FINANCIAL DATA

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        1999         1998         1997         1996         1995
                                     ----------   ----------   ----------   ----------   ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income..............  $  165,188   $  158,958   $  154,788   $  137,333   $  129,715
Total interest expense.............      99,504       93,728       87,929       76,195       73,568
                                     ----------   ----------   ----------   ----------   ----------
Net interest income................      65,684       65,230       66,859       61,138       56,147
  Provision for loan losses........       1,900          600          158           90          285
                                     ----------   ----------   ----------   ----------   ----------
Net interest income after provision
  for loan losses..................      63,784       64,630       66,701       61,048       55,862
Total non-interest income..........      24,374       23,689       20,203       18,689       16,543
Total non-interest expense.........      60,815       59,520       54,104       52,474       50,557
                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle........................      27,343       28,799       32,800       27,263       21,848
  Provision for income taxes.......       6,922        7,655        9,303        7,244        6,045
                                     ----------   ----------   ----------   ----------   ----------
Income before extraordinary item,
  cumulative effect of change in
  accounting principle.............      20,421       21,144       23,497       20,019       15,803
  Extraordinary item -- utilization
    of tax loss carry forward......          --           --           --           --           --
  Cumulative effect of change in
    accounting principle...........          --           --           --           --           --
                                     ----------   ----------   ----------   ----------   ----------
Net income.........................  $   20,421   $   21,144   $   23,497   $   20,019   $   15,803
                                     ==========   ==========   ==========   ==========   ==========
Net income applicable to common
  stock............................  $   20,421   $   21,144   $   23,497   $   20,019   $   15,803
                                     ==========   ==========   ==========   ==========   ==========
PER COMMON SHARE DATA:(1)
Basic earnings per share...........  $     1.53   $     1.51   $     1.56   $     1.28   $     0.96
Diluted earnings per share.........        1.52         1.48         1.54         1.28         0.96
Cash dividends declared............        0.59         0.60         0.53         0.46         0.35
Book value at period end...........        8.46        10.48        10.77         9.97         9.45
                                     ==========   ==========   ==========   ==========   ==========
BALANCE SHEET AND OTHER DATA:
Total assets.......................  $2,467,479   $2,377,081   $2,239,110   $2,087,112   $1,885,372
Loans and loans held for sale, net
  of unearned income...............   1,095,804    1,066,321      989,575      939,726      834,634
Allowance for loan losses..........      10,350       10,725       12,113       13,329       14,914
Investment securities available for
  sale.............................   1,187,335      661,491      580,115      455,890      427,112
Investment securities held to
  maturity.........................          --      508,142      536,608      546,318      463,951
Deposits...........................   1,230,941    1,176,291    1,139,527    1,138,738    1,177,858
Total borrowings...................   1,099,842    1,026,570      913,056      770,102      534,182
Stockholders' equity...............     112,557      141,670      158,180      151,917      150,492
Full-time equivalent employees.....         745          762          765          759          742
                                     ==========   ==========   ==========   ==========   ==========

                                                AT OR FOR THE YEAR ENDED DECEMBER 31
                                     ----------------------------------------------------------
                                        1994         1993         1992        1991       1990
                                     ----------   ----------   ----------   --------   --------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income..............  $  102,811   $   85,735   $   82,790   $ 66,446   $ 70,469
Total interest expense.............      46,993       36,250       38,349     33,538     38,763
                                     ----------   ----------   ----------   --------   --------
Net interest income................      55,818       49,485       44,441     32,908     31,706
  Provision for loan losses........      (2,765)       2,400        2,216        900        915
                                     ----------   ----------   ----------   --------   --------
Net interest income after provision
  for loan losses..................      58,583       47,085       42,225     32,008     30,791
Total non-interest income..........       8,187       10,150        8,346      6,035      5,340
Total non-interest expense.........      49,519       40,715       36,248     28,862     27,198
                                     ----------   ----------   ----------   --------   --------
Income before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle........................      17,251       16,520       14,323      9,181      8,933
  Provision for income taxes.......       5,931        5,484        5,440      2,873      2,745
                                     ----------   ----------   ----------   --------   --------
Income before extraordinary item,
  cumulative effect of change in
  accounting principle.............      11,320       11,036        8,883      6,308      6,188
  Extraordinary item -- utilization
    of tax loss carry forward......          --           --           --      1,004      1,474
  Cumulative effect of change in
    accounting principle...........          --        1,452           --         --         --
                                     ----------   ----------   ----------   --------   --------
Net income.........................  $   11,320   $   12,488   $    8,883   $  7,312   $  7,662
                                     ==========   ==========   ==========   ========   ========
Net income applicable to common
  stock............................  $   11,320   $   12,385   $    7,710   $  6,139   $  6,489
                                     ==========   ==========   ==========   ========   ========
PER COMMON SHARE DATA:(1)
Basic earnings per share...........  $     0.73   $     0.93   $     0.89   $   0.80   $   0.85
Diluted earnings per share.........        0.73         0.91         0.84       0.76       0.80
Cash dividends declared............        0.32         0.29         0.25       0.18       0.05
Book value at period end...........        8.19         8.22         7.69       7.24       6.62
                                     ==========   ==========   ==========   ========   ========
BALANCE SHEET AND OTHER DATA:
Total assets.......................  $1,788,890   $1,241,521   $1,139,855   $784,036   $774,403
Loans and loans held for sale, net
  of unearned income...............     868,004      727,186      648,915    430,151    445,814
Allowance for loan losses..........      15,590       15,260       13,752     13,003     12,470
Investment securities available for
  sale.............................     259,462      428,712      366,888         --         --
Investment securities held to
  maturity.........................     524,638           --           --    289,772    235,722
Deposits...........................   1,196,246    1,048,866      997,591    676,698    674,176
Total borrowings...................     432,735       60,322       48,461     27,564     26,573
Stockholders' equity...............     137,136      116,615       82,971     70,023     65,050
Full-time equivalent employees.....         780          665          644        523        535
                                     ==========   ==========   ==========   ========   ========

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        1999         1998         1997         1996         1995
                                     ----------   ----------   ----------   ----------   ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SELECTED FINANCIAL RATIOS:
Return on average total equity.....       15.48%       14.13%       15.00%       13.36%       11.03%
Return on average assets...........        0.83         0.93         1.09         1.03         0.87
Loans and loans held for sale, net
  of unearned income, as a percent
  of deposits, at period end.......       89.02        87.09        86.84        82.52        70.86
Ratio of average total equity to
  average assets...................        5.39         6.58         7.28         7.69         7.85
Common stock cash dividends as a
  percent of net income applicable
  to common stock..................       38.51        41.00        34.00        35.28        36.43
Common and preferred stock cash
  dividends as a percent of net
  income...........................       38.51        41.00        34.00        35.28        36.43
Interest rate spread...............        2.59         2.58         2.97         3.06         2.94
Net interest margin................        2.96         3.17         3.43         3.52         3.45
Allowance for loan losses as a
  percentage of loans and loans
  held for sale, net of unearned
  income, at period end............        0.94         1.01         1.22         1.42         1.79
Non-performing assets as a
  percentage of loans and loans
  held for sale and other real
  estate owned, at period end......        1.21         0.77         0.89         0.92         1.13
Net charge-offs as a percentage of
  average loans and loans held for
  sale.............................        0.21         0.19         0.14         0.20         0.08
Ratio of earnings to fixed charges
  and preferred dividends:(2)
  Excluding interest on deposits...        1.47X        1.54x        1.72x        1.79x        1.77x
  Including interest on deposits...        1.27         1.31         1.37         1.36         1.30
One year GAP ratio, at period
  end..............................        0.59         1.03         0.88         0.79         0.86
                                     ==========   ==========   ==========   ==========   ==========

                                                AT OR FOR THE YEAR ENDED DECEMBER 31
                                     ----------------------------------------------------------
                                        1994         1993         1992        1991       1990
                                     ----------   ----------   ----------   --------   --------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SELECTED FINANCIAL RATIOS:
Return on average total equity.....        8.92%       11.46%       11.41%     10.88%     12.38%
Return on average assets...........        0.75         1.03         0.85       0.96       1.01
Loans and loans held for sale, net
  of unearned income, as a percent
  of deposits, at period end.......       72.56        69.33        65.05      63.57      66.13
Ratio of average total equity to
  average assets...................        8.39         8.96         7.48       8.85       8.18
Common stock cash dividends as a
  percent of net income applicable
  to common stock..................       44.57        32.28        28.16      22.94       5.90
Common and preferred stock cash
  dividends as a percent of net
  income...........................       44.57        32.84        37.64      35.30      20.31
Interest rate spread...............        3.47         3.72         3.93       3.69       3.46
Net interest margin................        4.03         4.34         4.58       4.69       4.56
Allowance for loan losses as a
  percentage of loans and loans
  held for sale, net of unearned
  income, at period end............        1.80         2.10         2.12       3.02       2.80
Non-performing assets as a
  percentage of loans and loans
  held for sale and other real
  estate owned, at period end......        0.91         0.89         1.58       1.10       0.87
Net charge-offs as a percentage of
  average loans and loans held for
  sale.............................        0.04         0.13         0.58       0.08       0.17
Ratio of earnings to fixed charges
  and preferred dividends:(2)
  Excluding interest on deposits...        2.34x        5.26x        4.05x      4.54x      3.87x
  Including interest on deposits...        1.37         1.45         1.36       1.26       1.22
One year GAP ratio, at period
  end..............................        0.79         1.10         1.14       1.06       0.97
                                     ==========   ==========   ==========   ========   ========

---------------
(1) All per share and share data have been adjusted to reflect a 3 for 1 stock split in the form of a 200% stock dividend which was distributed on July 31, 1998, to shareholders of record on July 16, 1998.
(2) The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M. D. & A.")

     The following discussion and analysis of financial condition and results of operations of USBANCORP should be read in conjunction with the consolidated financial statements of USBANCORP, including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

     PERFORMANCE OVERVIEW. . .The Company's net income for 1999 was $20.4 million or $1.52 on a diluted per share basis compared to net income of $21.1 million or $1.48 per diluted share for 1998 and net income of $23.5 million or $1.54 per diluted share for 1997. When 1999 is compared to 1998, the Company's diluted earnings per share increased by $0.04 or 2.7% while net income dropped by $723,000 or 3.4%. When 1998 is compared to 1997, the Company's diluted earnings per share decreased by $0.06 or 3.9% while net income dropped by $2.4 million or 10.0%. The Company's return on equity increased to 15.48% for 1999 compared to 14.13% for 1998 and 15.0% for 1997.

     Growth in total revenue, which includes both net interest income and non-interest income, was a key factor that contributed positively to the Company's financial performance in 1999. Specifically, total non-interest income increased by $685,000 or 2.9% while net interest income increased by $454,000 or 0.7% when compared to 1998. This $1.1 million increase in total revenue was offset by higher non-interest expense and an increase in the provision for loan losses. Total non-interest expense was $1.3 million or 2.2% higher in 1999 while the provision for loan losses increased by $1.3 million. Even though net income decreased in 1999, diluted earnings per share and return on equity increased due to the success of the Company's common stock repurchase program. The Company used its treasury stock repurchase program throughout 1998 and the first quarter of 1999 to actively manage its capital and reduce both total equity and common shares outstanding. As a result of this program, there were 806,000 fewer average diluted shares outstanding in 1999 compared to 1998. The Company's equity base was also reduced by a drop in other comprehensive income due to a decline in value of the Company's available for sale securities portfolio.

     Compression in the Company's net interest margin and a higher level of non-interest expense offset the benefit of an increased amount of non-interest income to cause the drop in earnings in 1998 compared to 1997. Specifically, total non-interest income increased by $3.5 million or 17.3% while net interest income declined by $1.6 million or 2.4% from the prior year. This net $1.9 million increase in total revenue was more than offset by higher non-interest expense and an increase in the provision for loan losses. Total non-interest expense was $5.4 million or 10.0% higher in 1998 while the provision for loan losses increased by $442,000. The Company's earnings per share, however, were enhanced by the repurchase of its common stock because there were one million fewer average diluted shares outstanding in 1998.

     The following table summarizes some of the Company's key performance indicators for each of the past three years.

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                      DATA AND RATIOS)
Net income..................................................  $20,421     $21,144     $23,497
Diluted earnings per share..................................     1.52        1.48        1.54
Return on average equity....................................    15.48%      14.13%      15.00%
Return on average assets....................................     0.83        0.93        1.09
Average diluted common shares outstanding...................   13,451      14,258      15,274

     NET INTEREST INCOME AND MARGIN. . . The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. It is the Company's philosophy to strive to optimize net interest margin performance in varying interest rate environments. The following table summarizes the Company's net interest income performance for each of the past three years:

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                              (IN THOUSANDS, EXCEPT RATIOS)
Interest income............................................  $165,188    $158,958    $154,788
Interest expense...........................................    99,504      93,728      87,929
                                                             --------    --------    --------
Net interest income........................................    65,684      65,230      66,859
Tax-equivalent adjustment..................................     3,079       2,876       2,939
                                                             --------    --------    --------
Net tax-equivalent interest income.........................  $ 68,763    $ 68,106    $ 69,798
Net interest margin........................................      2.96%       3.17%       3.43%

     1999 NET INTEREST PERFORMANCE OVERVIEW. . . USBANCORP's net interest income on a tax-equivalent basis increased by $657,000 or 1.0% due to growth in earning assets. Total average earning assets were $172 million higher in 1999 due to a $44 million or 4.3% increase in total loans and a $128 million or 11.5% increase in investment securities. The Company was able to achieve solid loan growth in commercial loans, commercial mortgage loans, and home equity loans throughout 1999. The higher level of investment securities resulted in part from the use of funds provided with the First Western Branches Acquisition which closed in the first quarter of 1999. As part of this acquisition, the Company acquired approximately $91 million of deposits and $10 million of consumer loans.

     The income benefit from this growth in earning assets was partially offset by a 21 basis point decline in the net interest margin to 2.96%. The drop in the net interest margin reflects a 29 basis point decline in the earning asset yield due primarily to accelerated prepayments in both the securities and loan portfolios in the first half of 1999 and the reinvestment of these cash flows in lower yielding assets. Prepayments slowed considerably in the second half of the year. The decline in the earning asset yield more than offset a 14 basis point drop in the cost of funds due to lower deposit and borrowing costs.

     The overall growth in the earning asset base was one strategy used by the Company to leverage its capital. The maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to P7.5% and net income variability to P15% over a twelve month period. (See further discussion under Interest Rate Sensitivity).

     COMPONENT CHANGES IN NET INTEREST INCOME: 1999 VERSUS 1998. . . Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for 1999 increased by $6.4 million or 4.0% when compared to 1998. This increase was due primarily to the previously mentioned $172 million or 8.1% increase in total average earning assets which caused interest income to rise by $12.6 million. This positive factor was partially offset by a 29 basis point drop in the earning asset yield to 7.27% which caused a $6.2 million reduction in interest income. Within the earning asset base, the yield on total investment securities decreased by 16 basis points to 6.50% while the yield on the total loan portfolio declined by 39 basis points to 8.12%. Accelerated prepayments of mortgage related assets and the reinvestment of this cash into lower yielding assets was the primary factor causing the compression in the earning asset yield.

     Continued growth of the loan portfolio was an important component of the earning asset growth. The Company's loan-to-deposit ratio averaged 86.9% for 1999. This loan growth resulted from the Company's ability to take market share from its competitors through strategies which emphasize convenient customer service, niche products and hard work. Other factors contributing to the loan growth were a stable economic environment and increased loan volumes from two loan production offices in the higher growth markets of Westmoreland and Centre Counties.

     The Company's total interest expense for 1999 increased by $5.8 million or 6.2% when compared to 1998. This higher interest expense was due primarily to a $184 million increase in average interest bearing liabilities which caused interest expense to rise by $10.6 million. The growth in interest bearing liabilities included a $56 million increase in interest bearing deposits due largely to the deposits acquired with the First Western Branches Acquisition net of certificate of deposit run-off and the sale of one small branch office. The remainder of the interest bearing liability increase occurred in FHLB advances which were used to help fund the previously mentioned earning asset growth. A reduction in the cost of funds caused a $4.8 million decrease in interest expense. Short-term borrowings and FHLB advances had an average cost of 5.44% in 1999 which was 19 basis points lower than their cost in the prior year but 158 basis points greater than the average cost of deposits which amounted to 3.86%. The Company was able to reduce its cost of deposits by 19 basis points due primarily to lower costs for certificates of deposit. Overall, the Company's total cost of funds dropped by 14 basis points to 4.69% as the pricing declines for both deposits and borrowings were partially offset by a greater use of borrowings to fund the earning asset base.

     It is recognized that interest rate risk does exist from this use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $390 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note #21.) The Company also has asset liability policy parameters which limit the maximum amount of borrowings to 40% of total assets. For 1999, the level of short-term borrowed funds and FHLB advances to total assets averaged 41.3%. The Company plans to use cash flow from mortgage-backed securities to pay down borrowings to bring the ratio back within policy guidelines during the next several quarters. The Company also plans to be more aggressive in deposit pricing in 2000 in order to help raise deposits to fund anticipated loan growth and to paydown borrowings. Overall, the Company expects to experience net interest margin pressure in 2000 due to the anticipated increases in interest rates and the lengthening of the durations of the securities portfolio which will further slow cash flows.

     1998 NET INTEREST PERFORMANCE OVERVIEW. . . USBANCORP's net interest income on a tax-equivalent basis decreased by $1.7 million or 2.4% due to the negative impact of a 26 basis point decline in the net interest margin to 3.17%. The drop in the net interest margin reflects a 22 basis point decline in the earning asset yield due primarily to accelerated mortgage prepayments in both the securities and loan portfolios resulting from the flat treasury yield curve and the reinvestment of these cash flows in lower yielding assets. The cost of funds increased by two basis points due in part to the interest cost associated with the $34.5 million of guaranteed junior subordinated deferrable interest debentures issued on April 30, 1998, and an increased use of borrowings to fund earning asset growth. This margin compression offset the benefits resulting from growth in the earning asset base. Total average earning assets were $117 million higher in 1998 due primarily to a $59 million or 6.1% increase in total loans and a $59 million or 5.6% increase in investment securities.

     COMPONENT CHANGES IN NET INTEREST INCOME: 1998 VERSUS 1997. . . Regarding the separate components of net interest income, the Company's total interest income for 1998 increased by $4.2 million or 2.7% when compared to 1997. This increase was due primarily to a $117 million or 5.8% increase in total average earning assets which caused interest income to rise by $7.8 million. This positive factor was partially offset by a 22 basis point drop in the earning asset yield to 7.56% that caused a $3.7 million reduction in interest income. Within the earning asset base, the yield on total investment securities decreased by 29 basis points to 6.65% as accelerated mortgage prepayment speeds caused increased amortization expense on mortgage-backed securities which had been purchased at a premium. The yield on the total loan portfolio declined by 15 basis points to 8.51% due to the downward repricing of floating rate assets and the reinvestment of cash received on higher yielding prepaying assets into loans with lower interest rates. These heightened prepayments reflect increased customer refinancing activity due to drops in intermediate- and long-term interest rates on the treasury yield curve in 1998. Note that the decline in the loan portfolio yield was not as significant as the drop in the investment securities portfolio yield due partially to the collection of prepayment penalties on certain commercial mortgage loan pay-offs and a favorable shift in the loan portfolio mix away from lower yielding indirect auto loans.

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

                                                                      YEAR ENDED DECEMBER 31
                                 ------------------------------------------------------------------------------------------------
                                                1999                             1998                             1997
                                              --------                         --------                         --------
                                              INTEREST                         INTEREST                         INTEREST
                                  AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                  BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE
                                 ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
  Loans, net of unearned
    income.....................  $1,063,409   $ 87,544    8.12%   $1,019,215   $87,783     8.51%   $  960,673   $84,309     8.66%
  Deposits with banks..........       4,115        121    2.91         3,874       120     3.07         3,792       190     4.97
  Federal funds sold and
    securities purchased under
    agreements to resell.......          --         --      --            41         2     5.29            36         2     5.20
  Investment securities:
    Available for sale.........     736,221     47,113    6.40       604,872    38,890     6.43       479,383    32,806     6.84
    Held to maturity...........     502,239     33,489    6.67       505,861    35,039     6.93       573,350    40,420     7.05
                                 ----------   --------    ----    ----------   -------     ----    ----------   -------     ----
  Total investment
    securities.................   1,238,460     80,602    6.50     1,110,733    73,929     6.66     1,052,733    73,226     6.95
                                 ----------   --------    ----    ----------   -------     ----    ----------   -------     ----
TOTAL INTEREST EARNING
  ASSETS/INTEREST INCOME.......   2,305,984    168,267    7.27     2,133,863   161,834     7.56     2,017,234   157,727     7.78
                                 ----------   --------    ----    ----------   -------     ----    ----------   -------     ----
Non-interest earning assets:
  Cash and due from banks......      38,585                           34,009                           32,743
  Premises and equipment.......      18,835                           17,946                           17,952
  Other assets.................  96,675....                           99,452                           97,514
  Allowance for loan losses....     (10,998)                         (11,715)                         (13,057)
                                 ----------                       ----------                       ----------
TOTAL ASSETS...................  $2,449,081                       $2,273,555                       $2,152,386
                                 ==========                       ==========                       ==========
Interest bearing liabilities:
  Interest bearing deposits:
    Interest bearing demand....  $   93,399   $    925    0.99%   $   89,890   $   892     0.99%   $   90,179   $   895     0.99%
    Savings....................     171,783      2,802    1.63       171,769     2,615     1.52       185,959     3,140     1.69
    Money market...............     182,395      6,305    3.46       167,758     6,040     3.60       153,345     5,688     3.71
    Other time.................     619,392     31,118    5.03       581,351    31,344     5.39       580,720    32,849     5.66
                                 ----------   --------    ----    ----------   -------     ----    ----------   -------     ----
    Total interest bearing
      deposits.................   1,066,969     41,150    3.86     1,010,768    40,891     4.05     1,010,203    42,572     4.21
Federal funds purchased,
  securities sold under
  agreements to repurchase, and
  other short-term
  borrowings...................     215,613     11,037    5.12       189,324     9,906     5.23       156,499     8,183     5.23
Advances from Federal Home Loan
  Bank.........................     795,720     43,946    5.52       705,507    40,483     5.74       649,235    36,648     5.64
Guaranteed junior subordinated
  deferrable interest
  debentures...................      34,500      2,960    8.58        23,096     1,981     8.58            --        --       --
Long-term debt.................       8,336        411    4.93         8,788       467     5.31         9,329       526     5.64
                                 ----------   --------    ----    ----------   -------     ----    ----------   -------     ----
TOTAL INTEREST BEARING
  LIABILITIES/INTEREST
  EXPENSE......................   2,121,138     99,504    4.69     1,937,483    93,728     4.83     1,825,266    87,929     4.81
                                 ----------   --------    ----    ----------   -------     ----    ----------   -------     ----
Non-interest bearing
  liabilities:
  Demand deposits..............     170,891                          159,515                          143,767
  Other liabilities............      25,125                           26,893                           26,722
  Stockholders' equity.........     131,927                          149,664                          156,631
                                 ----------                       ----------                       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY.........  $2,449,081                       $2,273,555                       $2,152,386
                                 ==========                       ==========                       ==========
Interest rate spread...........                           2.59                             2.73                             2.97
Net interest income/net
  interest margin..............                 68,763    2.96%                 68,106     3.17%                 69,798     3.43%
Tax-equivalent adjustment......                 (3,079)                         (2,876)                          (2,939)
                                              --------                         -------                          -------
Net interest income............               $ 65,684                         $65,230                          $66,859
                                              ========                         =======                          =======

     The average balance and yield on taxable securities was $1,075 million and 6.49%, $975 million and 6.61%, and $916 million and 6.94% for 1999, 1998, and
1997, respectively. The average balance and tax-equivalent yield on tax-exempt securities was $163 million and 6.57%, $133 million and 6.94%, and $132 million and 6.92% for 1999, 1998, and 1997, respectively.

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

                                          1999 VS. 1998                    1998 VS. 1997
                                   ----------------------------    -----------------------------
                                       INCREASE (DECREASE)              INCREASE (DECREASE)
                                        DUE TO CHANGE IN:                DUE TO CHANGE IN:
                                   ----------------------------    -----------------------------
                                   AVERAGE    AVERAGE              AVERAGE    AVERAGE
                                   VOLUME      RATE      TOTAL     VOLUME      RATE       TOTAL
                                   -------    -------    ------    -------    -------    -------
                                                          (IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income....  $ 4,200    $(4,439)   $ (239)   $4,854     $(1,380)   $ 3,474
Deposits with banks..............        6         (5)        1         4         (74)       (70)
Federal funds sold and securities
  purchased under agreements to
  resell.........................       (1)        (1)       (2)       --          --         --
Investment securities............    8,435     (1,762)    6,673     2,900      (2,197)       703
                                   -------    -------    ------    ------     -------    -------
TOTAL INTEREST INCOME............   12,640     (6,207)    6,433     7,758      (3,651)     4,107
                                   -------    -------    ------    ------     -------    -------
INTEREST PAID ON:
Interest bearing demand
  deposits.......................       33         --        33        (3)         --         (3)
Savings deposits.................       --        187       187      (226)       (299)      (525)
Money market.....................      478       (213)      265       514        (162)       352
Other time deposits..............    2,919     (3,145)     (226)       35      (1,540)    (1,505)
Federal funds purchased,
  securities sold under
  agreements to repurchase, and
  other short-term borrowings....    1,271       (140)    1,131     1,723          --      1,723
Advances from Federal Home Loan
  Bank...........................    4,945     (1,482)    3,463     3,184         651      3,835
Guaranteed junior subordinated
  deferrable interest
  debentures.....................      979         --       979     1,981          --      1,981
Long-term debt...................      (23)       (33)      (56)      (91)         32        (59)
                                   -------    -------    ------    ------     -------    -------
TOTAL INTEREST EXPENSE...........   10,602     (4,826)    5,776     7,117      (1,318)     5,799
                                   -------    -------    ------    ------     -------    -------
CHANGE IN NET INTEREST INCOME....  $ 2,038    $(1,381)   $  657    $  641     $(2,333)   $(1,692)
                                   =======    =======    ======    ======     =======    =======

LOAN QUALITY. . .USBANCORP's written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. Credit reviews are mandatory for all commercial loans and for all commercial mortgages in excess of $500,000 within an 18-month period. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas. The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets. At all dates presented, the Company had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates:

                                                                        AT DECEMBER 31
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Total loan delinquency (past due 30 to 89 days).............   $ 9,931      $15,427      $19,890
Total non-accrual loans.....................................     4,928        5,206        6,450
Total non-performing assets(1)..............................    13,359        8,236        8,858
Loan delinquency as a percentage of total loans and loans
  held for sale, net of unearned income.....................      0.91%        1.45%        2.01%
Non-accrual loans as a percentage of total loans and loans
  held for sale, net of unearned income.....................      0.45         0.49         0.65
Non-performing assets as a percentage of total loans and
  loans held for sale, net of unearned income, and other
  real estate owned.........................................      1.21         0.77         0.89

---------------

(1) Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments of which some are insured for credit loss, and (iii) other real estate owned. All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest.

     Between December 31, 1998, and December 31, 1999, total loan delinquency declined by $5.5 million causing the delinquency ratio to drop to 0.91%. Total non-accrual loans were relatively consistent between years. The $5.1 million increase in non-performing assets is due entirely to a $6 million construction loan on a completed assisted living facility which the Company took possession of in the fourth quarter of 1999. The Company recorded a $500,000 charge-off on this property when it was moved into other real estate owned.

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

     ALLOWANCE AND PROVISION FOR LOAN LOSSES. . .As described in more detail in the accounting policy footnote, the Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance can be summarized into three elements; 1) reserves established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy exceptions, and
3) a general unallocated reserve which provides conservative positioning in the event of variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the bank's loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. Note that the qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company's management to establish allocations which accommodate each of the listed risk factors. The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended:

                                                                YEAR ENDED DECEMBER 31
                                             ------------------------------------------------------------
                                                1999          1998         1997        1996        1995
                                             ----------    ----------    --------    --------    --------
                                                    (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year:..............  $   10,725    $   12,113    $ 13,329    $ 14,914    $ 15,590
                                             ----------    ----------    --------    --------    --------
Reduction due to disposition of business
  line.....................................          --            --          --          --        (342)
                                             ----------    ----------    --------    --------    --------
  Charge-offs:
    Commercial.............................       1,802           899       1,040       1,705         576
    Real estate-mortgage...................         625           359         202         156         135
    Consumer...............................         576         1,260       1,255         746         589
                                             ----------    ----------    --------    --------    --------
    Total charge-offs......................       3,003         2,518       2,497       2,607       1,300
                                             ----------    ----------    --------    --------    --------
  Recoveries:
    Commercial.............................         295           113         529         527         183
    Real estate-mortgage...................         199           132         262         108          41
    Consumer...............................         234           285         332         297         457
                                             ----------    ----------    --------    --------    --------
    Total recoveries.......................         728           530       1,123         932         681
                                             ----------    ----------    --------    --------    --------
Net charge-offs............................       2,275         1,988       1,374       1,675         619
Provision for loan losses..................       1,900           600         158          90         285
                                             ----------    ----------    --------    --------    --------
Balance at end of year.....................  $   10,350    $   10,725    $ 12,113    $ 13,329    $ 14,914
                                             ==========    ==========    ========    ========    ========
Loans and loans held for sale, net of
  unearned income:
  Average for the year.....................  $1,063,409    $1,019,215    $960,673    $857,921    $823,807
  At December 31...........................   1,095,804     1,066,321     989,575     939,726     834,634
As a percent of average loans and loans
  held for sale:
  Net charge-offs..........................        0.21%         0.19%       0.14%       0.20%       0.08%
  Provision for loan losses................        0.18          0.06        0.02        0.01        0.03
  Allowance for loan losses................        0.97          1.05        1.26        1.55        1.81
Allowance as a percent of each of the
  following:
  Total loans and loans held for sale, net
    of unearned income.....................        0.94          1.01        1.22        1.42        1.79
  Total delinquent loans (past due 30 to 89
    days)..................................      104.22         69.52       60.90       65.71      104.12
  Total non-accrual loans..................      210.02        206.01      187.80      209.41      198.40
  Total non-performing assets..............       77.48        130.22      136.75      153.72      158.22
Allowance as a multiple of net
  charge-offs..............................        4.55X         5.39x       8.82x       7.96x      24.09x
Total classified loans.....................  $   24,049    $   28,307    $ 26,184    $ 24,027    $ 28,355
                                             ==========    ==========    ========    ========    ========

     The Company recorded a provision for loan losses of $1.9 million in 1999, $600,000 in 1998, and $158,000 in 1997. When expressed as a percentage of average loans, the provision has increased from 0.02% to 0.18% over this three-year period. Factors contributing to the increased loan loss provision in 1999 included higher net-charge-offs and continued growth of higher risk commercial and commercial real-estate loans. The Company's net charge-offs amounted to $2.3 million or 0.21% of average loans in 1999, $2.0 million or 0.19% of average loans in 1998, and $1.4 million or 0.14% in 1997. Overall, the Company's allowance for loan losses was 77% of non-performing assets and 210% of non-accrual loans at December 31, 1999. The reduction in the non-performing assets coverage ratio is due to the previously mentioned increase in other real estate owned. The Company expects its provision level to at a minimum match and more likely exceed net-charge-offs in 2000. This is due to the inherent risk in the loan portfolio resulting from increased holdings of commercial and commercial real estate loans. USBANCORP management is unable to determine in what loan category future charge-offs and recoveries may occur.

     The following schedule sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                    AT DECEMBER 31
                          ------------------------------------------------------------------
                                  1999                   1998                   1997
                          --------------------   --------------------   --------------------
                                    PERCENT OF             PERCENT OF             PERCENT OF
                                     LOANS IN               LOANS IN               LOANS IN
                                       EACH                   EACH                   EACH
                                     CATEGORY               CATEGORY               CATEGORY
                          AMOUNT     TO LOANS    AMOUNT     TO LOANS    AMOUNT     TO LOANS
                          -------   ----------   -------   ----------   -------   ----------
                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial..............  $ 1,991      13.9%     $ 1,379      13.1%     $ 1,670      14.4%
Commercial loans secured
  by real estate........    2,928      37.1        2,082      32.1        2,543      30.6
Real estate-mortgage....      791      43.3        1,038      47.0          414      45.9
Consumer................      631       5.7        1,563       7.8        1,506       9.1
Allocation to general
  risk..................    4,009                  4,663                  5,980
                          -------                -------                -------
Total...................  $10,350                $10,725                $12,113
                          =======                =======                =======

                                        AT DECEMBER 31
                          -------------------------------------------
                                  1996                   1995
                          --------------------   --------------------
                                    PERCENT OF             PERCENT OF
                                     LOANS IN               LOANS IN
                                       EACH                   EACH
                                     CATEGORY               CATEGORY
                          AMOUNT     TO LOANS    AMOUNT     TO LOANS
                          -------   ----------   -------   ----------
                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial..............  $ 2,118      14.7%     $ 3,212      12.3%
Commercial loans secured
  by real estate........    2,796      28.4        3,286      21.5
Real estate-mortgage....      472      45.6          345      50.2
Consumer................      959      11.3          600      16.0
Allocation to general
  risk..................    6,984                  7,471
                          -------                -------
Total...................  $13,329                $14,914
                          =======                =======

     Even though real estate-mortgage loans comprise 43% of the Company's total loan portfolio, only $791,000 or 7.6% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based primarily upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending. The increase in allocated reserves to these two portfolio types at December 31, 1999, versus December 31, 1998, is driven by the continued growth of these portfolios and higher charge-offs experienced in fiscal 1999 versus 1998. At December 31, 1999, the commercial and commercial real-estate loan balances grew by 9% and 19% over the December 31, 1998, balances. The fiscal year over year net charge-offs also increased by $721,000 for the commercial portfolio and $199,000 for the commercial real-estate portfolio. Other factors considered by the Company that led to increased allocations to the commercial and commercial real-estate portfolios are the potential adverse effects of the rising interest rate environment experienced in the latter half of fiscal year 1999, the continued increase in concentration risk in single borrowers and the overall growth in the average size associated with these credits.

     In addition to the specific and formula-driven reserve calculations, the Company has consistently established a general unallocated reserve to provide for risk inherent in the loan portfolio as a whole. Management believes that its judgment with respect to the establishment of the general unallocated reserve has been validated by experience and prudently reflects the model and estimation risk associated with the specific and formula driven allowances. The Company determines the unallocated reserve based on a variety of factors, some of which also are components of the formula-driven methodology. These include, without limitation, the previously mentioned qualitative factors along with general economic data, management's assessment of the direction of interest rates, and credit concentrations. In conjunction with the establishment of the general unallocated reserve, the Company also looks at the total allowance for loan losses in relation to the size of the total loan portfolio, the level of non-performing assets, and its coverage of these items as compared to peer comparable banking companies.

     Based on the Company's loan loss reserves methodology and the related assessment of the inherent risk factors contained within the Company's loan portfolio, management believes that the allowance for loan losses was adequate for each of the fiscal years presented in the table above.

     NON-INTEREST INCOME. . .Non-interest income for 1999 totaled $24.4 million which represented a $685,000 or 2.9% increase when compared to 1998. This increase was primarily due to the following items:

     - a $453,000 or 10.2% increase in trust fees to $4.9 million in 1999. This trust fee growth reflects increased assets under management due to the profitable expansion of the Company's trust operations.

     - a $948,000 or 25.6% increase in gains realized on loans held for sale due to a $1.6 million gain realized on the sale of the Company's $14 million credit card portfolio. As a result of the 16% premium recognized on the sale, the Company was able to profitably exit a line of business where it did not have the scale to effectively compete on a long-term basis. This item was partially offset by reduced gains on mortgage loan sales as a drop in mortgage refinancing activity reduced both the volume and spread on loan sales into the secondary market.

     - a $1.8 million decrease in gains realized on investment security sales as the steeper yield curve limited investment portfolio repositioning opportunities in 1999.

     - a $402,000 or 5.9% increase in other income due in part to additional income resulting from ATM surcharging, commercial leasing fees, and revenue generated from annuity and mutual fund sales in the Company's financial service subsidiaries.

     - a $540,000 gain on the sale of a small marginally profitable branch office with approximately $6 million in deposits. The Company received an 8.5% premium for the core deposits in that branch office.

     - a $97,000 increase in net mortgage servicing fees due to reduced amortization expense on mortgage servicing rights due to slower prepayment fees.

     The following chart highlights some of the key information related to SMC's mortgage servicing portfolio:

                                                                  AT DECEMBER 31
                                                              ----------------------
                                                                1999         1998
                                                              --------    ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PERCENTAGES AND
                                                                 PREPAYMENT DATA)
MSR portfolio balance.......................................  $922,042    $1,175,138
Fair value of MSRs based upon discounted cash flow of
  servicing portfolio.......................................    14,190        16,447
Fair value as a percentage of MSR balance...................      1.54%         1.40%
PSA prepayment speed........................................       187           289
Weighted average portfolio interest rate....................      7.55%         7.58%

  A rollforward of the MSRs is as follows:

                                                              (IN THOUSANDS)
Balance as of December 31, 1998.............................     $ 16,197
Acquisition of servicing rights.............................        9,618
Impairment charge reversal..................................          776
Sale of servicing rights....................................      (10,463)
Amortization of servicing rights............................       (2,618)
                                                                 --------
Balance as of December 31, 1999.............................     $ 13,510
                                                                 ========

     Non-interest income as a percentage of total revenue increased from 26.6% in 1998 to 27.1% in 1999. The diversification of the revenue stream will continue to be a key strategic focal point for the Company in the future.

     Non-interest income for 1998 totaled $23.7 million which represented a $3.5 million or 17.3% increase when compared to 1997. This increase was primarily due to the following items:

     - a $408,000 or 10.1% increase in trust fees to $4.4 million in 1998. This trust fee growth reflects increased assets under management due to the profitable expansion of the Trust Company's business.

     - a $1.7 million increase in gains realized on loans held for sale to $3.7 million due to heightened residential mortgage refinancing and origination activity at the Company's mortgage banking subsidiary. Total mortgage loans closed amounted to $450 million in 1998 compared to $253 million in 1997.

       Reflected in this increase the Company generated $681,000 in gains on the sale of mortgage servicing rights.

     - a $1.5 million increase in gains realized on investment security sales as the Company focused on selling mortgage-backed securities which were experiencing rapid prepayments in 1998. These security sales were part of an asset liability management strategy to extend the duration of the portfolio while maintaining yield.

     - a $1.5 million or 28% increase in other income due in part to additional income resulting from ATM surcharging, other mortgage banking processing fees, credit card merchant income, and revenue generated from annuity and mutual fund sales in the Company's financial service subsidiaries.

     - a $1.4 million or 67% decrease in net mortgage servicing fee income to $692,000 due to greater amortization expense on mortgage servicing rights as a result of faster mortgage prepayment speeds in 1998.

     Non-interest income as a percentage of total revenue increased from 23.2% in 1997 to 26.6% in 1998.

     NON-INTEREST EXPENSE. . .Non-interest expense for 1999 totaled $60.8 million which represented a $1.3 million or 2.2% increase when compared to 1998. This increase was primarily due to the following items:

     - a $1.7 million or 5.5% increase in salaries and employee benefits due to merit pay increases, higher incentive pay, increased medical insurance premiums and the additional full-time equivalent employees ("FTE") resulting from the First Western Branches Acquisition and the acquisition of the Republic Bank Wholesale Mortgage Banking Department.

     - a $574,000 increase in equipment expense due to higher technology related expenses such as system cost associated with wide area networks and optical disk imaging of customer statements.

     - a $827,000 increase in goodwill and core deposit amortization expense due to the amortization expense associated with the $10 million core deposit premium resulting from the First Western Branches Acquisition. The amortization expense of intangible assets reduced diluted earnings per share by $0.20.

     - slower mortgage prepayment speeds and the steeper yield curve caused the value of the Company's mortgage servicing rights to increase in 1999. As a result of this improved valuation, the Company reversed $776,000 of the impairment reserve on mortgage servicing rights that had been established in 1998. This partial reversal of the impairment reserve favorably reduced non-interest expense in 1999.

     Non-interest expense for 1998 totaled $59.5 million which represented a $5.4 million or 10.0% increase when compared to 1997. This increase was primarily due to the following items:

     - a $2.2 million or 7.9% increase in salaries and employee benefits due to merit pay increases, higher commission and incentive payments, increased pension expense and higher medical insurance premiums. The Company also incurred $350,000 of severance costs resulting from a realignment of the Company's retail banking division and human resources function.

     - a $377,000 or 11.6% increase in equipment expense due to increased technology related expenses.

     - an $831,000 expense related to the establishment of an impairment reserve on the mortgage servicing portfolio. This reserve was needed on certain tranches of mortgage servicing rights whose market value had fallen below cost due to accelerated prepayment speeds and low long-term interest rates.

     - a $1.4 million increase in other expense due to higher outside processing fees, increased advertising expense, heightened foreclosure losses and costs associated with Year 2000 compliance.

     YEAR 2000. . .During the past two years, the Company actively worked on the Year 2000 computer issue to ensure that both its information technology and non-information technology systems and applications were Y2K compliant. The Bank completed the inventory, assessment, remediation, testing, and implementation phases of its Year 2000 program. Mission critical systems which had maintenance applied since their original

Y2K test were retested. The organization practiced "clean management" of all mission critical and critical systems.

     The Y2K process has required that the Company work with vendors, third-party service providers, and customers to determine the extent to which the Bank was vulnerable to these parties' failure to remediate their own Year 2000 issue. Prior to December 31, 1999, all mission critical vendors affirmed their Year 2000 compliance, and no mission critical system vendor changes occurred.

     The Bank's business resumption plan was expanded to address the potential problems of Y2K such as a loss of power, telecommunications, or the failure of a mission critical vendor. An outside consulting firm was retained to create a company wide business resumption plan. The firm used its considerable experience with business resumption planning and the existing company contingency plans to create a business resumption plan which supported our continued operation in the face of external or internal Y2K caused disruptions. No such disruptions occurred.

     As of the date of this filing, the Company is not aware of any event that has occurred with respect to the Y2K issue that has caused or is likely to cause a material adverse effect on the business, financial condition or results of operations of the Company. The Company did not suffer any system failures or miscalculations causing disruptions of operations in connection with the occurrence of Y2K.

     Notwithstanding the foregoing, the Company recognizes the serious risks it faces regarding credit customers not properly remediating their automated systems to conform with Year 2000 related problems. The failure of a loan customer to prepare adequately to conform with Year 2000 could have an adverse effect on such customer's operations and profitability, in turn limiting their ability to repay loans in accordance with scheduled terms. The Company completed a detailed analysis of its major loan customer's compliance with Year 2000. The focus of the analysis was on commercial credit exposures with balances in excess of $250,000 and included discussions between loan officers, customers, and information system representatives in select cases. As a result of this analysis and follow-up after January 1, 2000, the Company currently believes that the potential customer credit risk with Year 2000 is minimal and will not have a material adverse effect on the Bank's business, financial condition or results of operations.

     The Company did not incur any liquidity problems in connection with the occurrence of Y2K. From an asset/liability standpoint, throughout 1999 the Company emphasized deposit products that encouraged extension of shorter term maturities to products maturing after December 31, 1999, in order to limit liquidity risk. Additionally during the fourth quarter of 1999, the Company had maintained higher levels of non-earning cash balances and had used higher cost alternative funding sources such as brokered CDs to ensure adequate liquidity reserves were in place. The actual outflow of deposits during the weeks prior to January 1, 2000, was only slightly above normal.

     The Company used both internal and external resources to complete its comprehensive Y2K compliance program. The Company estimates that the total cost to achieve Y2K compliance was approximately $1.7 million which was at the high end of its earlier estimate of $1.4 to $1.7 million. Approximately 66% of this total cost represents incremental expenses to the Company while approximately 34% represents the internal cost of redeploying existing information technology resources to the Y2K issue. The Company does not believe that these expenditures had, or will have, a material impact on its results of operation, liquidity, or capital resources.

     NET OVERHEAD BURDEN. . .The Company's efficiency ratio (non-interest expense divided by total revenue) increased to 65.4% in 1999 compared to 64.8% for 1998. Factors contributing to the higher efficiency ratio in 1999 included the compression experienced in the net interest margin, reduced revenue at the mortgage banking subsidiary, and an increased level of non-interest expenses which included Year 2000 costs. Additionally, the repurchase of the Company's stock has a favorable impact on return on equity but a negative impact on the efficiency ratio due to the interest cost associated with borrowings which provide funds to repurchase the stock (i.e. the $2.9 million of interest expense on the $34.5 million of guaranteed junior subordinated deferrable interest debentures). The amortization of intangible assets also creates a $3.1 million annual non-cash charge that negatively impacts the efficiency ratio. The efficiency ratio for 1999, stated on a cash basis excluding the intangible amortization, was 62.0% or 3.4% lower than the reported efficiency ratio of 65.4%. Net overhead expense as a percentage of tax equivalent net interest income was relatively consistent between periods at 53.0%. Total assets per employee improved 7.6% from $3.0 million for 1998 to $3.2 million for 1999.

     INCOME TAX EXPENSE. . .The Company's provision for income taxes for 1999 was $6.9 million reflecting an effective tax rate of 25.3%. The Company's income tax provision and effective tax rate were $7.7 million or 26.6% in 1998 and $9.3 million or 28.4% in 1997. The lower income tax expense and effective tax rate in both 1999 and 1998 was due to a reduced level of pre-tax income combined with an increased level of tax-free income. Tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes.

     Subsequent to December 31, 1999, the Internal Revenue Service completed its examination of USBANCORP's 1995-1997 tax returns. Consequently, Three Rivers Bank anticipates reversing its $325,000 valuation allowance and reducing its income tax expense and accrued income taxes by approximately $600,000 during the first quarter of 2000.

     BALANCE SHEET. . .The Company's total consolidated assets were $2.467 billion at December 31, 1999, compared with $2.377 billion at December 31, 1998, which represents an increase of $90 million or 3.8% due largely to the funds provided from the First Western Branches Acquisition. During 1999, total loans and loans held for sale increased by approximately $33 million or 3.0% due to continued growth in commercial and commercial mortgage loans and the consumer loans acquired from First Western. This loan portfolio growth occurred despite the sale of the Company's $14 million credit card portfolio and a $30 million reduction in loans held for sale due to a slow down in mortgage refinance activity. Total investment securities increased by $18 million as the acquired deposits were used to purchase securities. Cash balances at December 31, 1999 were $20 million higher than the prior year-end due to a build up of cash in anticipation of potential deposit outflows due to Year 2000. No material deposit outflows materialized. Intangible assets increased by $7 million due to the core deposit intangible resulting from the First Western Branches Acquisition.

     Total deposits increased by $55 million or 4.6% since December 31, 1998, due to the acquisition of the First Western Branches. Deposit totals were negatively impacted by the sale of a $6.0 million marginally profitable branch office and run-off of certificates of deposit. The Company's total borrowed funds position increased by $73 million in order to fund the earning asset growth. Growth in Advances from the Federal Home Loan Bank more than offset reduced short term borrowings and fed funds purchased. Total equity declined by $29 million due to a decline in accumulated other comprehensive income as a result of a decrease in the market value of the available for sale securities portfolio and increased holdings of treasury stock.

     INTEREST RATE SENSITIVITY. . .Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital. The management and measurement of interest rate risk at USBANCORP is performed by using the following tools: 1) Simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all off balance sheet hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities. 2) Static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. 3) Market value of portfolio equity sensitivity analysis. The overall interest rate risk position and strategies are reviewed by senior management and the Company's Board of Directors on an ongoing basis.

     The following table presents a summary of the Company's static GAP positions at December 31, 1999:

                                                OVER         OVER
                                              3 MONTHS     6 MONTHS
                                 3 MONTHS      THROUGH      THROUGH        OVER
INTEREST SENSITIVITY PERIOD      OR LESS      6 MONTHS      1 YEAR        1 YEAR        TOTAL
---------------------------     ----------    ---------    ---------    ----------    ----------
                                         (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Rate sensitive assets:
Loans.........................  $  274,558    $  80,875    $ 102,066    $  627,955    $1,085,454
Investment securities.........     175,591       43,131       74,365       894,248     1,187,335
Short-term assets.............         758           --           --            --           758
Other assets..................          --           --       37,290            --        37,290
                                ----------    ---------    ---------    ----------    ----------
  Total rate sensitive
     assets...................  $  450,907    $ 124,006    $ 213,721    $1,522,203    $2,310,837
                                ==========    =========    =========    ==========    ==========
Rate sensitive liabilities:
Deposits:
  Non-interest bearing
     deposits.................  $       --    $      --    $      --    $  160,253    $  160,253
  NOW and Super NOW...........          --           --           --        88,661        88,661
  Money market................     177,935           --           --            --       177,935
  Other savings...............          --           --           --       162,653       162,653
  Certificates of deposit of
     $100,000 or more.........      37,542        4,416        5,764         3,200        50,922
  Other time deposits.........     141,784       90,954      150,077       207,702       590,517
                                ----------    ---------    ---------    ----------    ----------
     Total deposits...........     357,261       95,370      155,841       622,469     1,230,941
Borrowings....................     725,223          313      140,598       233,708     1,099,842
                                ==========    =========    =========    ==========    ==========
     Total rate sensitive
       liabilities............  $1,082,484    $  95,683    $ 296,439    $  856,177    $2,330,783
Off-balance sheet hedges......    (390,000)     120,000      130,000       140,000            --
                                ==========    =========    =========    ==========    ==========
Interest sensitivity GAP:
  Interval....................    (241,577)     (91,677)    (212,718)      526,026
  Cumulative..................  $ (241,577)   $(333,254)   $(545,972)   $  (19,946)   $  (19,946)
                                ==========    =========    =========    ==========    ==========
Period GAP ratio..............        0.65x        0.57x        0.50x         1.53x
Cumulative GAP ratio..........        0.65         0.63         0.59          0.99
Ratio of cumulative GAP to
  total assets................       (9.79)%     (13.51)%     (22.13)%       (0.81)%
                                ==========    =========    =========    ==========

     When December 31, 1999, is compared to December 31, 1998, both the Company's six month and one year cumulative GAP ratios became more negative due largely to reduced asset sensitivity resulting from slower prepayment speeds on mortgage-backed securities. An increase in the Company's short-term FHLB borrowings combined with the anticipated call of certain FHLB advances also contributed to increased rate sensitive liabilities. As separately disclosed in the above table, the off-balance sheet hedge transactions (described in detail in Note #21) reduced the negativity of the cumulative one-year GAP position by $140 million.

     A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts that comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, and daily interest savings accounts. At December 31, 1999, the balance in these accounts totaled $429 million or 17.4% of total assets. Within the above static GAP table, approximately $178 million or 41% of these core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is reviewed annually for reasonableness. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements.

     There are some inherent limitations in using static GAP analysis to measure and manage interest rate risk. For instance, certain assets and liabilities may have similar maturities or periods to repricing but the magnitude or degree of the repricing may vary significantly with changes in market interest rates. As a result of these GAP limitations, management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset liability management policy seeks to limit net interest income variability over a twelve month period to P7.5% and net income variability to P15.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. Market value of portfolio equity sensitivity analysis captures the dynamic aspects of long-term interest rate risk across all time periods by incorporating the net present value of expected cash flows from the Company's assets and liabilities. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at December 31, 1999, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the December 31, 1999, levels. The Company's most likely rate scenario is based upon published economic consensus estimates which currently forecast an increase in interest rates over the next twelve-month period. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

                                                                                               CHANGE IN
                                                                                                MARKET
                                                           VARIABILITY OF                      VALUE OF
                      INTEREST RATE                         NET INTEREST     VARIABILITY OF    PORTFOLIO
                        SCENARIO                               INCOME          NET INCOME       EQUITY
                      -------------                        --------------    --------------    ---------
Base.....................................................          0%                0%              0%
Flat.....................................................        1.7               4.2          (17.47)
200 bp increase..........................................       (4.3)            (13.1)         (62.08)
200 bp decrease..........................................        1.9               0.4           49.81

     As indicated in the table, the maximum negative variability of USBANCORP's net interest income and net income over the next twelve month period was (4.3%) and a (13.1%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The noted variability under this forecast was within the Company's ALCO policy limits. The variability of market value of portfolio equity was (62%) under this interest rate scenario. The off-balance sheet borrowed funds hedges also helped reduce the variability of forecasted net interest income, net income and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include any balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table in the more extreme interest rate shock forecasts.

     Within the investment portfolio at December 31, 1999, 100% of the portfolio is classified as available for sale. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity but has no impact on regulatory capital. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans.

     LIQUIDITY. . .Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totaled $111 million at December 31, 1999, compared to $382 million at December 31, 1998. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities are other significant sources of asset liquidity for the Company.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At December 31, 1999, USBANCORP's subsidiaries had approximately $100 million of unused lines of credit available under informal arrangements with correspondent banks compared to $115 million at December 31, 1998. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, each of the Company's subsidiary banks are members of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer term advances up to approximately 80% of their investment in assets secured by one- to four-family residential real estate. This would suggest a remaining current total available Federal Home Loan Bank aggregate borrowing capacity of approximately $169 million. Furthermore, the Parent Company had available at December 31, 1999, $13.5 million of a total $17.0 million unsecured line of credit.

     Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $16 million from December 31, 1998, to December 31, 1999, due primarily to $106 million of net cash provided by financing activities and $51 million of net cash provided by operating activities. This more than offset $140 million of net cash used by investing activities. Within investing activities, purchases of investment securities exceeded cash proceeds from investment security maturities and sales by $77 million. Cash advanced for new loan fundings totaled a record $414 million and was approximately $52 million greater than the cash received from loan principal payments. Within financing activities, net deposits increased by $55 million due primarily to the First Western Branches Acquisition. Advances from the Federal Home Loan Bank provided $205 million of cash which was used to paydown $129 million of short-term borrowings and fund overall earning asset growth. The Company used $8.7 million of cash to pay common dividends to shareholders and $2.9 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures.

     CAPITAL RESOURCES. . .As presented in Note #23, each of the Company's regulatory capital ratios decreased between December 31, 1998, and December 31, 1999, due to a reduction in tangible equity resulting from the $10 million core deposit premium associated with the First Western Branches Acquisition. Specifically, the Tier 1 capital and asset leverage ratio decreased modestly from 13.57% and 6.62% at December 31, 1998, to 12.87% and 6.41% at December 31,
1999. The Company targets an operating range of 6.0% to 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Strategies the Company uses to manage its capital ratios include common dividend payments, treasury stock repurchases, and earning asset growth.

     The Company repurchased 243,000 shares or $4.2 million of its common stock during 1999. Through December 31, 1999, the Company has repurchased a total of
4.1 million shares of its common stock at a total cost of $65.7 million. The Company has suspended its treasury stock repurchase program in order to build capital ratios in anticipation of the planned spin-off of its' Three Rivers Bank subsidiary at the end of the first quarter of 2000. The Company plans to resume its treasury stock repurchase program post spin-off.

     The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks are considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification for each of its subsidiaries to ensure the lowest deposit insurance premium.

     The Company's declared Common Stock cash dividend per share was $0.59 for 1999 which was comparable with the $0.60 in dividends paid in 1998. Note that the 1998 dividends included a special dividend of $0.06 per share. There were no special dividends declared in 1999. The current dividend yield on the Company's common stock approximates 5.7%. The Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return particularly for retail shareholders.

     PROPOSED TAX-FREE SPIN-OFF PLAN. . .As discussed in Note #20, The Company plans to spin-off its Three Rivers Bank and Trust subsidiary on April 1, 2000 pending regulatory approvals. Upon consummation of the proposed spin-off, the resulting companies will have the following corporate profiles based upon financial data as of December 31, 1999.

                        PRO FORMA FINANCIAL INFORMATION
                            AS OF DECEMBER 31, 1999
                                  (UNAUDITED)

                                                          USBANCORP       THREE RIVERS BANCORP, INC.
                                                         ------------    ----------------------------
Total Assets...........................................  $1.4 billion    $1.1 billion
Total Loans............................................  $616 million    $480 million
Total Deposits.........................................  $658 million    $573 million
Corporate Headquarters.................................  Johnstown       Monroeville
Deposit Market Share in Primary County.................  25%             2%
1999 Net Income........................................  $10,451,000     $9,970,000
1999 EPS Contribution..................................  $0.78           $0.74
Return on Equity.......................................  13.7%           17.9%

     FORWARD-LOOKING STATEMENT. . .This annual report contains various forward-looking statements and includes assumptions concerning Three Rivers' beliefs, plans, objectives, goals, expectations, anticipations estimates, intentions, operations, future results, and prospects, including statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Three Rivers provides the following cautionary statement identifying important factors (some of which are beyond Three Rivers' control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

     Such factors include the following: (i) risk resulting from the Distribution and the operation of Three Rivers Bank as a separate independent company, (ii) the effect of changing regional and national economic conditions;
(iii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
(iv) significant changes in interest rates and prepayment speeds; (v) inflation, stock and bond market, and monetary fluctuations; (vi) credit risks of commercial, real estate, consumer, and other lending activities; (vii) changes in federal and state banking and financial services laws and regulations; (viii) the presence in the Company's market area of competitors with greater financial resources than the Company; (ix) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (x) the willingness of customers to substitute competitors' products and services for those of the Company and vice versa; (xi) changes in consumer spending and savings habits;
(xii) unanticipated regulatory or judicial proceedings; and (xiii) other external developments which could materially impact the Company's operational and financial performance.

     The foregoing list of important factors is not exclusive, and neither such list nor any forward-looking statement takes into account the impact that any future acquisition may have on the Company and on any such forward-looking statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Interest Rate Sensitivity" in the MD&A presented on pages 26 to 28. The Company's principal market risk exposure is to interest rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEET

                                                                   AT DECEMBER 31
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $   54,676    $   35,085
Interest bearing deposits...................................         758         3,855
Investment securities:
  Available for sale........................................   1,187,335       661,491
  Held to maturity (market value $516,452 on December 31,
     1998)..................................................          --       508,142
Loans held for sale.........................................      21,753        51,317
Loans.......................................................   1,082,459     1,020,280
  Less: Unearned income.....................................       8,408         5,276
        Allowance for loan losses...........................      10,350        10,725
                                                              ----------    ----------
Net loans...................................................   1,063,701     1,004,279
                                                              ----------    ----------
Premises and equipment......................................      18,937        18,020
Accrued income receivable...................................      16,650        17,150
Mortgage servicing rights...................................      13,510        16,197
Goodwill and core deposit intangibles.......................      25,655        18,697
Bank owned life insurance...................................      37,290        35,622
Other assets................................................      27,214         7,226
                                                              ----------    ----------
TOTAL ASSETS................................................  $2,467,479    $2,377,081
                                                              ==========    ==========
LIABILITIES
Non-interest bearing deposits...............................  $  160,253    $  166,701
Interest bearing deposits...................................   1,070,688     1,009,590
                                                              ----------    ----------
Total deposits..............................................   1,230,941     1,176,291
                                                              ----------    ----------
Federal funds purchased and securities sold under agreements
  to repurchase.............................................      16,369       101,405
Other short-term borrowings.................................      84,874       129,003
Advances from Federal Home Loan Bank........................     956,999       752,391
Guaranteed junior subordinated deferrable interest
  debentures................................................      34,500        34,500
Long-term debt..............................................       7,100         9,271
                                                              ----------    ----------
Total borrowed funds........................................   1,099,842     1,026,570
                                                              ----------    ----------
Other liabilities...........................................      24,139        32,550
                                                              ----------    ----------
TOTAL LIABILITIES...........................................   2,354,922     2,235,411
                                                              ----------    ----------
Commitments and contingent liabilities (Note #16)

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized;
  there were no shares issued and outstanding on December
  31, 1999, and 1998........................................          --            --
Common stock, par value $2.50 per share; 24,000,000 shares
  authorized; 17,390,496 shares issued and 13,309,577
  outstanding on December 31, 1999; 17,350,136 shares issued
  and 13,512,317 shares outstanding on December 31, 1998....      43,476        43,375
Treasury stock at cost, 4,080,919 shares on December 31,
  1999, and 3,837,819 shares on December 31, 1998...........     (65,725)      (61,521)
Surplus.....................................................      65,686        65,495
Retained earnings...........................................     104,294        91,737
Accumulated other comprehensive income......................     (35,174)        2,584
                                                              ----------    ----------
TOTAL STOCKHOLDERS' EQUITY..................................     112,557       141,670
                                                              ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $2,467,479    $2,377,081
                                                              ==========    ==========

---------------
(1) All share data has been adjusted to reflect a 3 for 1 stock split effected in the form of a 200% stock dividend which was distributed on July 31, 1998, to shareholders of record on July 16, 1998.
          See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEAR ENDED DECEMBER 31
                                                        ----------------------------------------
                                                           1999          1998           1997
                                                        -----------   -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
  Taxable.............................................  $    84,585   $    84,510    $    81,105
  Tax exempt..........................................        2,250         2,469          2,400
Deposits with banks...................................          121           120            190
Federal funds sold and securities purchased under
  agreements to resell................................           --             2              2
Investment securities:
  Available for sale..................................       46,506        38,139         31,769
  Held to maturity....................................       31,726        33,718         39,322
                                                        -----------   -----------    -----------
Total Interest Income.................................      165,188       158,958        154,788
                                                        -----------   -----------    -----------
INTEREST EXPENSE
Deposits..............................................       41,150        40,891         42,572
Federal funds purchased and securities sold under
  agreements to repurchase............................        3,438         4,603          5,060
Other short-term borrowings...........................        7,599         5,303          3,123
Advances from Federal Home Loan Bank..................       43,946        40,483         36,648
Guaranteed junior subordinated deferrable interest
  debentures..........................................        2,960         1,944             --
Long-term debt........................................          411           504            526
                                                        -----------   -----------    -----------
Total Interest Expense................................       99,504        93,728         87,929
                                                        -----------   -----------    -----------
Net Interest Income...................................       65,684        65,230         66,859
  Provision for loan losses...........................        1,900           600            158
                                                        -----------   -----------    -----------
Net Interest Income after Provision for Loan Losses...       63,784        64,630         66,701
                                                        -----------   -----------    -----------
NON-INTEREST INCOME
Trust fees............................................        4,883         4,430          4,022
Net gains on loans held for sale......................        4,645         3,697          2,008
Net realized gains on investment securities...........          436         2,267            792
Wholesale cash processing fees........................          603           706            976
Service charges on deposit accounts...................        3,563         3,409          3,323
Net mortgage servicing fees...........................          789           692          2,104
Bank owned life insurance.............................        1,668         1,643          1,644
Gain on sale of branch................................          540            --             --
Other income..........................................        7,247         6,845          5,334
                                                        -----------   -----------    -----------
Total Non-Interest Income.............................       24,374        23,689         20,203
                                                        -----------   -----------    -----------
NON-INTEREST EXPENSE
Salaries and employee benefits........................       32,091        30,427         28,197
Net occupancy expense.................................        4,602         4,474          4,431
Equipment expense.....................................        4,211         3,637          3,260
Professional fees.....................................        3,332         3,373          2,928
Supplies, postage, and freight........................        2,718         2,674          2,766
Miscellaneous taxes and insurance.....................        1,810         1,568          1,483
FDIC deposit insurance expense........................          272           272            119
Amortization of goodwill and core deposit
  intangibles.........................................        3,135         2,308          2,356

                                                                 YEAR ENDED DECEMBER 31
                                                        ----------------------------------------
                                                           1999          1998           1997
                                                        -----------   -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Impairment (credit) charge for mortgage servicing
  rights..............................................         (776)          831             --
Other expense.........................................        9,420         9,956          8,564
                                                        -----------   -----------    -----------
Total Non-Interest Expense............................       60,815        59,520         54,104
                                                        -----------   -----------    -----------
INCOME
BEFORE INCOME TAXES...................................       27,343        28,799         32,800
  Provision for income taxes..........................        6,922         7,655          9,303
                                                        -----------   -----------    -----------
NET INCOME............................................  $    20,421   $    21,144    $    23,497
                                                        ===========   ===========    ===========
PER COMMON SHARE DATA:(1)
  Basic:
     Net income.......................................  $      1.53   $      1.51    $      1.56
     Average number of shares outstanding.............   13,340,204    14,011,893     15,043,128
  Diluted:
     Net income.......................................  $      1.52   $      1.48    $      1.54
     Average number of shares outstanding.............   13,451,166    14,257,557     15,274,272
Cash dividends declared...............................  $      0.59   $      0.60    $      0.53
                                                        ===========   ===========    ===========

---------------
(1) All per share and share data have been adjusted to reflect a 3 for 1 stock split effected in the form of a 200% stock dividend which was distributed on July 31, 1998, to shareholders of record on July 16, 1998.

          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
COMPREHENSIVE INCOME
Net income..................................................
                                                              $ 20,421    $21,144    $23,497
Other comprehensive income, before tax:
  Unrealized holding (losses) gains arising during period...
                                                               (50,124)     3,029      3,858
  Less: reclassification adjustment for gains included in
     net income.............................................
                                                                  (436)    (2,267)      (792)
                                                              --------    -------    -------
Other comprehensive (loss) income, before tax:..............
                                                               (50,560)       762      3,066
Income tax (credit) expense related to items of other
  comprehensive income......................................
                                                               (12,802)       331      1,127
                                                              --------    -------    -------
Other comprehensive (loss) income, net of tax...............
                                                               (37,758)       431      1,939
                                                              --------    -------    -------
Comprehensive (loss) income.................................
                                                              $(17,337)   $21,575    $25,436
                                                              ========    =======    =======

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
PREFERRED STOCK
Balance at beginning of period.............................  $     --    $     --    $     --
Balance at end of period...................................        --          --          --
                                                             --------    --------    --------
COMMON STOCK
Balance at beginning of period.............................    43,375      14,402      14,356
Stock options exercised....................................       101          75          46
Effect of 3 for 1 split in the form of a 200% stock
  dividend.................................................        --      28,898          --
                                                             --------    --------    --------
Balance at end of period...................................    43,476      43,375      14,402
                                                             --------    --------    --------
TREASURY STOCK
Balance at beginning of period.............................   (61,521)    (31,175)    (19,538)
Treasury stock, at cost....................................    (4,204)    (30,346)    (11,637)
                                                             --------    --------    --------
Balance at end of period...................................   (65,725)    (61,521)    (31,175)
                                                             --------    --------    --------
CAPITAL SURPLUS
Balance at beginning of period.............................    65,495      93,934      93,527
Stock options exercised....................................       191         459         407
Effect of 3 for 1 split in the form of a 200% stock
  dividend.................................................        --     (28,898)         --
                                                             --------    --------    --------
Balance at end of period...................................    65,686      65,495      93,934
                                                             --------    --------    --------
RETAINED EARNINGS
Balance at beginning of period.............................    91,737      78,866      63,358
Net income.................................................    20,421      21,144      23,497
Cash dividends declared....................................    (7,864)     (8,273)     (7,989)
                                                             --------    --------    --------
Balance at end of period...................................   104,294      91,737      78,866
                                                             --------    --------    --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period.............................     2,584       2,153         214
Other comprehensive (loss)income, net of tax...............   (37,758)        431       1,939
                                                             --------    --------    --------
Balance at end of period...................................   (35,174)      2,584       2,153
                                                             --------    --------    --------
TOTAL STOCKHOLDERS' EQUITY.................................  $112,557    $141,670    $158,180
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..............................................
                                                          $  20,421    $  21,144    $  23,497
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for loan losses.............................
                                                              1,900          600          158
  Depreciation and amortization expense.................
                                                              2,656        2,483        2,430
  Amortization expense of goodwill and core deposit
     intangibles........................................
                                                              3,135        2,308        2,356
  Amortization expense of mortgage servicing rights.....
                                                              2,618        2,861        1,806
  Net amortization of investment securities.............
                                                                152        1,038          218
  Net realized gains on investment securities...........
                                                               (436)      (2,267)        (792)
  Net realized gains on loans held for sale.............
                                                             (4,645)      (3,697)      (2,008)
  Origination of mortgage loans held for sale...........
                                                           (403,673)    (450,639)    (260,984)
  Sales of mortgage loans held for sale.................
                                                            426,240      414,023      258,261
  Decrease in accrued income receivable.................
                                                                500          167           45
  Increase (decrease) in accrued expense payable........
                                                              1,918         (262)       1,385
                                                          ---------    ---------    ---------
Net cash provided (used) by operating activities........
                                                             50,786      (12,241)      26,372
                                                          ---------    ---------    ---------
INVESTING ACTIVITIES
Purchase of investment securities and other short-term
  investments -- available for sale.....................
                                                           (394,195)    (704,113)    (589,787)
Purchase of investment securities and other short-term
  investments -- held to maturity.......................
                                                           (104,527)    (114,967)     (96,300)
Proceeds from maturities of investment securities and
  other short-term investments -- available for sale....
                                                             93,650      115,247       73,845
Proceeds from maturities of investment securities and
  other short-term investments -- held to maturity......
                                                             99,949      141,826       90,876
Proceeds from sales of investment securities and other
  short-term investments -- available for sale..........
                                                            212,461      509,383      414,682
Proceeds from sales of investment securities and other
  short-term investments -- held to maturity............
                                                             15,969           --           --
Long-term loans originated..............................
                                                           (414,016)    (336,815)    (322,491)
Loans held for sale.....................................
                                                            (21,753)     (51,317)     (13,163)
Principal collected on long-term loans..................
                                                            362,168      347,180      288,669
Loans purchased or participated.........................
                                                             (9,743)          --           (2)
Loans sold or participated..............................
                                                             18,366           44          234
Net decrease in credit card receivables and other
  short-term loans......................................
                                                             15,298        2,487          261
Purchases of premises and equipment.....................
                                                             (3,861)      (2,947)      (1,913)
Sale/retirement of premises and equipment...............
                                                                288           74           54
Net decrease in assets held in trust for collateralized
  mortgage obligation...................................
                                                              1,117        1,424          992
Decrease (increase) in mortgage servicing rights........
                                                                 69       (4,098)      (4,272)
Net (increase) decrease in other assets.................
                                                            (11,341)      (5,775)         583
                                                          ---------    ---------    ---------
Net cash used by investing activities...................
                                                          $(140,111)   $(102,367)   $(157,732)
                                                          =========    =========    =========

          See accompanying notes to consolidated financial statements.

                                                                YEAR ENDED DECEMBER 31
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit..........
                                                          $ 487,877    $ 483,384    $ 270,064
Payments for maturing certificates of deposit...........
                                                           (467,790)    (471,829)    (258,653)
Net increase (decrease) in demand and savings
  deposits..............................................
                                                             34,563       25,209      (10,622)
Net (decrease) increase in federal funds purchased,
  securities sold under agreements to repurchase, and
  other short-term borrowings...........................
                                                           (129,165)      81,382       (5,931)
Net principal borrowings (repayments) on advances from
  Federal Home Loan Bank................................
                                                            204,608       (1,804)     148,696
Principal borrowings of long-term debt..................
                                                                 --       11,123        5,068
Repayments of long-term debt............................
                                                             (2,171)     (11,687)      (4,879)
Common stock dividends paid.............................
                                                             (8,673)      (8,688)      (9,305)
Guaranteed junior subordinated deferrable interest
  debenture dividends paid..............................
                                                             (2,916)      (1,944)          --
Proceeds from sale of guaranteed junior
Subordinated deferrable interest debentures, net of
  expenses..............................................
                                                                 --       33,172           --
Proceeds from dividend reinvestment and stock purchase
  plan and stock options exercised......................
                                                                292          534          453
Purchases of treasury stock.............................
                                                             (4,204)     (30,346)     (11,637)
Net (decrease) increase in other liabilities............
                                                             (6,602)       6,823        1,924
                                                          ---------    ---------    ---------
Net cash provided by financing activities...............
                                                            105,819      115,329      125,178
                                                          ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS.............
                                                             16,494          721       (6,182)
CASH EQUIVALENTS AT JANUARY 1...........................
                                                             38,940       38,219       44,401
                                                          ---------    ---------    ---------
CASH EQUIVALENTS AT DECEMBER 31.........................
                                                          $  55,434    $  38,940    $  38,219
                                                          =========    =========    =========

          See accompanying notes to consolidated financial statements.

                                USBANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AT AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

     USBANCORP, Inc. (the "Company") is a multi-bank holding company headquartered in Johnstown, Pennsylvania. Through its banking subsidiaries the Company operates 44 banking offices in six southwestern Pennsylvania counties. These offices provide a full range of consumer, mortgage, commercial, and trust financial products.

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, U.S. Bank ("U.S. Bank"), Three Rivers Bank and Trust Company ("Three Rivers Bank"), including its principal subsidiary, Standard Mortgage Corporation of Georgia, USBANCORP Trust and Financial Services Company ("Trust Company"), United Bancorp Life Insurance Company ("United Life"), and UBAN Associates, Inc. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

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

                                USBANCORP, INC.

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

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

     As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline which is updated on a quarterly basis at the subsidiary bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

     - A detailed review of all criticized and impaired loans to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

     - The application of formula driven reserve allocations for all commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.

     - The application of formula driven reserve allocations to installment and mortgage loans which are based upon historical charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical charge-off experience for consumer loans.

     - The application of formula driven reserve allocations to all outstanding loans and certain unfunded commitments is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy exceptions.

     - The maintenance of a general unallocated reserve to accommodate inherent risk in the Company's portfolio that is not identified through the Company's specific loan and portfolio segment reviews

                                USBANCORP, INC.

      discussed above. Management recognizes that there may be events or economic factors that have occurred effecting specific borrowers or segments of borrowers that may yet be fully reflected in the information that the Company uses for arriving at a specific loan or portfolio segment reserves. Therefore, the Company and its Board of Directors believe a general unallocated reserve is needed to recognize the estimation risk associated with the specific and formula driven allowances. In conjunction with the establishment of the general unallocated reserve, the Company also looks at the total allowance for loan losses in relation to the size of the total loan portfolio, the level of non-performing assets and its coverage of these items as compared to peer banks.

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

     The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $500,000 within an 18 month period. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

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

                                USBANCORP, INC.

EARNINGS PER COMMON SHARE:

     Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes.

COMPREHENSIVE INCOME:

     In January 1998, the Company adopted SFAS #130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a financial statement. For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities. The balances of other accumulated comprehensive (loss) income were $(35,174,000), $2,584,000 and $2,153,000 at
December 31, 1999, 1998 and 1997, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS:

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $4,927,000 in income tax payments in 1999; $6,695,000 in 1998; and $7,783,000 in 1997. The Company made total interest expense payments of $97,586,000 in 1999; $93,990,000 in 1998; and $86,544,000 in 1997.

INCOME TAXES:

     Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

INTEREST RATE CONTRACTS:

     The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated Balance Sheet. Unrealized gains or losses on these hedge transactions are deferred. It is the Company's policy not to terminate hedge transactions prior to their expiration date.

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

                                USBANCORP, INC.

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

FUTURE ACCOUNTING STANDARDS:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement #133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS #133"), which is required to be adopted in years beginning after June 15, 1999. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. This statement has been amended by SFAS #137, "Accounting for Derivative Instruments and Hedging Activity -- Deferral of the effective date of SFAS #133." SFAS #137 will be effective for years beginning after June 15, 2000. The ineffective portions of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet quantified the impact of adopting SFAS #133 on its financial statements and has not determined the timing of, or method of adoption of SFAS #133. However, SFAS #133 could increase volatility in earnings and other comprehensive income.

2.  CASH AND DUE FROM BANKS

     Cash and due from banks at December 31, 1999, and 1998, included $18,448,000 and $17,288,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3.  INTEREST BEARING DEPOSITS WITH BANKS

     The book value of interest bearing deposits with domestic banks are as follows:

                                                              AT DECEMBER 31
                                                              --------------
                                                              1999     1998
                                                              ----    ------
                                                              (IN THOUSANDS)
Total.....................................................    $758    $3,855
                                                              ====    ======

     All interest bearing deposits with domestic banks mature within three months. The Company had no deposits in foreign banks nor in foreign branches of United States banks.

                                USBANCORP, INC.

4.  INVESTMENT SECURITIES

     The book and market values of investment securities are summarized as follows:

     Investment securities available for sale:

                                                                AT DECEMBER 31, 1999
                                                  -------------------------------------------------
                                                                 GROSS        GROSS
                                                     BOOK      UNREALIZED   UNREALIZED     MARKET
                                                    VALUE        GAINS        LOSSES       VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
U.S. TREASURY...................................  $   15,855     $    2      $   (135)   $   15,722
U.S. AGENCY.....................................      43,599         --        (2,917)       40,682
STATE AND MUNICIPAL.............................     156,256        745        (7,529)      149,472
U.S. AGENCY MORTGAGE-BACKED SECURITIES..........     943,474        637       (43,401)      900,710
OTHER SECURITIES(1).............................      82,568         48        (1,867)       80,749
                                                  ----------     ------      --------    ----------
TOTAL...........................................  $1,241,752     $1,432      $(55,849)   $1,187,335
                                                  ==========     ======      ========    ==========

---------------
(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     During the second half of 1999, the Company in preparation for liquidity needs for Year 2000 sold $16 million of mortgage backed securities that had been purchased in 1993 through 1995 and classified as held to maturity. The Company believed the sales were allowable under the provision of SFAS #115 which permits the sale of held to maturity mortgage backed securities after a substantial portion (85%) of the principal had been collected through prepayments. The Company, however, misinterpreted this provision and computed the 85% paydown factor against the principal outstanding at issuance as opposed to using the principal outstanding at the point the Company purchased the securities in the secondary market. As a result of this interpretation error, the Company tainted its held to maturity portfolio and transferred all securities classified as held to maturity to available for sale. The time period for the taint will be two years. At the time of the transfer, these securities had an amortized cost of $495.8 million and a market value of $485.4 million. Prior to the transfer, approximately 60% of the Company's investment securities were already classified as available for sale. With the entire portfolio now being classified as available for sale, the Company will have greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale portfolio does inject more volatility in the book value of equity but has no impact on regulatory capital.

     Investment securities available for sale:

                                                                 AT DECEMBER 31, 1998
                                                     ---------------------------------------------
                                                                  GROSS        GROSS
                                                       BOOK     UNREALIZED   UNREALIZED    MARKET
                                                      VALUE       GAINS        LOSSES      VALUE
                                                     --------   ----------   ----------   --------
                                                                    (IN THOUSANDS)
U.S. Treasury......................................  $    442     $   14       $  --      $    456
U.S. Agency........................................    21,524         82          --        21,606
State and municipal................................    11,166        162          --        11,328
U.S. Agency mortgage-backed securities.............   577,241      4,119        (673)      580,687
Other securities(1)................................    47,409          5          --        47,414
                                                     --------     ------       -----      --------
Total..............................................  $657,782     $4,382       $(673)     $661,491
                                                     ========     ======       =====      ========

                                USBANCORP, INC.

     Investment securities held to maturity:

                                                                 AT DECEMBER 31, 1998
                                                     ---------------------------------------------
                                                                  GROSS        GROSS
                                                       BOOK     UNREALIZED   UNREALIZED    MARKET
                                                      VALUE       GAINS        LOSSES      VALUE
                                                     --------   ----------   ----------   --------
                                                                    (IN THOUSANDS)
U.S. Treasury......................................  $ 17,207     $   86      $   (33)    $ 17,260
U.S. Agency........................................  23,928..        371           --       24,299
State and municipal................................   147,628      2,816       (1,174)     149,270
U.S. Agency mortgage-backed securities.............   315,171      6,316         (196)     321,291
Other securities(1)................................     4,208        124           --        4,332
                                                     --------     ------      -------     --------
Total..............................................  $508,142     $9,713      $(1,403)    $516,452
                                                     ========     ======      =======     ========

---------------
(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors Service or Standard & Poor's rating of "A." At December 31, 1999, 97.3% of the portfolio was rated "AAA" as compared to 98.1% at December 31, 1998. Less than 1.5% of the portfolio was rated below "A" or unrated on December 31, 1999.

     The book value of securities pledged to secure public and trust deposits, as required by law, was $788,622,000 at December 31, 1999, and $628,369,000 at December 31, 1998. The Company realized $624,000 and $2,745,000 of gross investment security gains and $525,000 and $478,000 of gross investment security losses on available for sale securities in 1999 and 1998, respectively. The Company realized $355,000 of gross investment security gains and $18,000 of gross investment security losses on held to maturity securities in 1999.

     The following table sets forth the contractual maturity distribution of the investment securities, book and market values, and the weighted average yield for each type and range of maturity as of December 31, 1999. Yields are not presented on a tax-equivalent basis, but are based upon book value and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the average lives were used. At December 31, 1999, the Company's consolidated investment securities portfolio had a modified duration of approximately 5.25 years.

                                USBANCORP, INC.

     Investment securities available for sale:

                                                                         AT DECEMBER 31, 1999
                                      ------------------------------------------------------------------------------------------
                                                                            AFTER 5 YEARS
                                                       AFTER 1 YEAR BUT      BUT WITHIN
                                      WITHIN 1 YEAR     WITHIN 5 YEARS        10 YEARS       AFTER 10 YEARS          TOTAL
                                       AMOUNT YIELD      AMOUNT YIELD       AMOUNT YIELD      AMOUNT YIELD       AMOUNT YIELD
                                      --------------   -----------------   ---------------   ---------------   -----------------
                                                                    (IN THOUSANDS, EXCEPT YIELDS)
BOOK VALUE
U.S. TREASURY.......................  $ 5,633   4.51%  $ 10,222    5.59%   $     --     --%  $     --     --%  $   15,855   5.21%
U.S. AGENCY.........................       --     --      9,294    5.80      33,828   6.51        477   6.37       43,599   6.36
STATE AND MUNICIPAL.................      524   7.00     15,348    4.70      34,240   5.54    106,144   4.91      156,256   5.04
U.S. AGENCY MORTGAGE-BACKED
  SECURITIES........................   18,054   6.60     94,913    6.97     409,008   6.53    421,499   6.64      943,474   6.63
OTHER SECURITIES(1).................   59,006   5.99      1,250    6.97       4,854   5.90     17,458   7.78       82,568   6.35
                                      -------   ----   --------    ----    --------   ----   --------   ----   ----------   ----
TOTAL INVESTMENT SECURITIES
  AVAILABLE FOR SALE................  $83,217   6.03%  $131,027    6.51%   $481,930   6.45%  $545,578   6.34%  $1,241,752   6.38%
                                      =======   ====   ========    ====    ========   ====   ========   ====   ==========   ====
MARKET VALUE
U.S. TREASURY.......................  $ 5,589          $ 10,133            $     --          $     --          $   15,722
U.S. AGENCY.........................       --             8,856              31,375               451              40,682
STATE AND MUNICIPAL.................      527            15,329              34,384            99,232             149,472
U.S. AGENCY MORTGAGE-BACKED
  SECURITIES........................   18,020            93,991             389,401           399,298             900,710
OTHER SECURITIES(1).................   59,054             1,250               4,819            15,626              80,749
                                      -------          --------            --------          --------          ----------
TOTAL INVESTMENT SECURITIES
  AVAILABLE FOR SALE................  $83,190          $129,559            $459,979          $514,607          $1,187,335
                                      =======          ========            ========          ========          ==========

---------------
(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

5.  LOANS

     The loan portfolio of the Company consisted of the following:

                                                                   AT DECEMBER 31
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Commercial..................................................  $  152,042    $  139,751
Commercial loans secured by real estate.....................     406,927       341,842
Real estate-mortgage........................................     452,507       449,875
Consumer....................................................      70,983        88,812
                                                              ----------    ----------
Loans.......................................................   1,082,459     1,020,280
Less: Unearned income.......................................       8,408         5,276
                                                              ----------    ----------
Loans, net of unearned income...............................  $1,074,051    $1,015,004
                                                              ==========    ==========

     Real estate construction loans comprised 4.5% and 4.9% of total loans net of unearned income at December 31, 1999 and 1998, respectively. The Company has no direct credit exposure to foreign countries. Most of the Company's loan activity is with customers located in the southwestern Pennsylvania geographic area. As of December 31, 1999, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit

                                USBANCORP, INC.

risk. These loans totaled $4,779,000 and $2,285,000 at December 31, 1999 and 1998, respectively. An analysis of these related party loans follows:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                                1999            1998
                                                              --------         -------
                                                                   (IN THOUSANDS)
Balance January 1...........................................  $  2,285         $ 2,014
New loans...................................................    16,178           2,720
Payments....................................................   (13,684)         (2,449)
                                                              --------         -------
Balance December 31.........................................  $  4,779         $ 2,285
                                                              ========         =======

6.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses follows:

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Balance January 1...........................................  $10,725    $12,113    $13,329
Provision for loan losses...................................    1,900        600        158
Recoveries on loans previously charged-off..................      728        530      1,123
Loans charged-off...........................................   (3,003)    (2,518)    (2,497)
                                                              -------    -------    ------- ---
Balance December 31.........................................  $10,350    $10,725    $12,113
                                                              =======    =======    ======= ===

7.  NON-PERFORMING ASSETS

     Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and
(iii) other real estate owned (real estate acquired through foreclosure and in-substance foreclosures).

     The following table presents information concerning non-performing assets:

                                                                 AT DECEMBER 31
                                                   -------------------------------------------
                                                    1999      1998     1997     1996     1995
                                                   -------   ------   ------   ------   ------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans................................  $ 4,928   $5,206   $6,450   $6,365   $7,517
Loans past due 90 days or more...................    1,305    1,579    1,601    2,043      995
Other real estate owned..........................    7,126    1,451      807      263      914
                                                   -------   ------   ------   ------   ------
Total non-performing assets......................  $13,359   $8,236   $8,858   $8,671   $9,426
Total non-performing assets as a percent of loans
  and loans held for sale, net of unearned
  income, and other real estate owned............    1.21%    0.77%    0.89%    0.92%    1.31%
                                                   =======   ======   ======   ======   ======

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

                                USBANCORP, INC.

     The Company had loans totalling $,2,169,000 and $1,759,000 being specifically identified as impaired and a corresponding allocation reserve of $49,000 and $375,000 at December 31, 1999 and 1998, respectively. The average outstanding balance for loans being specifically identified as impaired was $4,610,000 for 1999 and $1,519,000 for 1998. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during 1999 or 1998.

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

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                     1999    1998     1997     1996    1995
                                                     ----    -----    -----    ----    -----
                                                                 (IN THOUSANDS)
Interest income due in accordance with original
  terms............................................  $494    $ 367    $ 472    $560    $ 601
Interest income recorded...........................   (20)    (134)    (132)    (75)    (648)
                                                     ----    -----    -----    ----    -----
Net reduction (increase) in interest income........  $474    $ 233    $ 340    $485    $ (47)
                                                     ====    =====    =====    ====    =====

8.  PREMISES AND EQUIPMENT

     An analysis of premises and equipment follows:

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Land........................................................  $ 2,131    $ 2,131
Premises....................................................   26,730     24,822
Furniture and equipment.....................................   22,052     20,429
Leasehold improvements......................................    2,709      2,667
                                                              -------    -------
Total at cost...............................................   53,622     50,049
Less: Accumulated depreciation..............................   34,685     32,029
                                                              -------    -------
Net book value..............................................  $18,937    $18,020
                                                              =======    =======

                                USBANCORP, INC.

9. FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

                                                                     AT DECEMBER 31, 1999
                                                           ----------------------------------------
                                                                         SECURITIES        OTHER
                                                            FEDERAL      SOLD UNDER        SHORT-
                                                             FUNDS       AGREEMENTS         TERM
                                                           PURCHASED    TO REPURCHASE    BORROWINGS
                                                           ---------    -------------    ----------
                                                                 (IN THOUSANDS, EXCEPT RATES)
BALANCE..................................................   $15,300        $ 1,069        $ 84,874
MAXIMUM INDEBTEDNESS AT ANY MONTH END....................    65,600         37,087         218,204
AVERAGE BALANCE DURING YEAR..............................    56,396         10,548         148,668
AVERAGE RATE PAID FOR THE YEAR...........................      5.13%          4.69%           4.99%
AVERAGE RATE ON PERIOD END BALANCE.......................      4.75           3.00            3.07
                                                            =======        =======        ========

                                                                     AT DECEMBER 31, 1998
                                                           ----------------------------------------
                                                                         SECURITIES
                                                            FEDERAL      SOLD UNDER        OTHER
                                                             FUNDS       AGREEMENTS      SHORT-TERM
                                                           PURCHASED    TO REPURCHASE    BORROWINGS
                                                           ---------    -------------    ----------
                                                                 (IN THOUSANDS, EXCEPT RATES)
Balance..................................................   $63,705        $37,700        $129,003
Maximum indebtedness at any month end....................    65,900         41,602         191,835
Average balance during year..............................    51,112         39,224          98,988
Average rate paid for the year...........................      5.51%          5.41%           4.84%
Average rate on period end balance.......................      5.58           5.16            3.44
                                                            =======        =======        ========

                                                                     AT DECEMBER 31, 1997
                                                           ----------------------------------------
                                                                         SECURITIES
                                                            FEDERAL      SOLD UNDER        OTHER
                                                             FUNDS       AGREEMENTS      SHORT-TERM
                                                           PURCHASED    TO REPURCHASE    BORROWINGS
                                                           ---------    -------------    ----------
                                                                 (IN THOUSANDS, EXCEPT RATES)
Balance..................................................   $52,800        $40,029        $ 57,892
Maximum indebtedness at any month end....................    58,651         71,888         106,408
Average balance during year..............................    37,632         51,621          67,246
Average rate paid for the year...........................      5.60%          5.56%           4.76%
Average rate on period end balance.......................      6.43           5.54            5.35
                                                            =======        =======        ========

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company's investment portfolio. Included in the above borrowings is a $33,499,000 outstanding balance on a $100 million mortgage warehouse line of credit at Standard Mortgage Corporation (a mortgage banking subsidiary of Three Rivers Bank). This line of credit bears interest at a rate between 1.00% and 1.35% on the used portion for which a compensating balance is maintained and Libor plus 1.35% on the used portion for which no compensating balance is maintained. This line of credit, which expires May 7, 2000, is secured by Standard Mortgage Corporation's inventory, servicing rights, and commitments.

     Compensating balances held by the lender are used in determining the interest rates charged on the mortgage warehouse lines of credit and a bank note (discussed in Note #11). These balances, which are derived from customer escrow balances, amounts of collections in transit on loans serviced and corporate cash

                                USBANCORP, INC.

balances, can further decrease the interest rate charged on the line of credit if the compensating balance is maintained at a level greater than the used portion of the line.

     These borrowing transactions range from overnight to one year in maturity. The average maturity was 87 days at the end of 1999, 62 days at the end of 1998 and 80 days at the end of 1997.

10.  DEPOSITS

     The following table sets forth the balance of the Company's deposits:

                                                                     AT DECEMBER 31
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Demand:
Non-interest bearing...................................  $  160,253    $  166,701    $  146,685
Interest bearing.......................................      88,661        92,060        89,082
Savings................................................     162,653       167,167       174,459
Money market...........................................     177,935       172,807       159,505
Certificates of deposit in denominations of $100,000 or
  more.................................................      90,921        39,443        37,651
Other time.............................................     550,518       538,113       532,145
                                                         ----------    ----------    ----------
Total deposits.........................................  $1,230,941    $1,176,291    $1,139,527
                                                         ==========    ==========    ==========

     Interest expense on deposits consisted of the following:

                                                                     AT DECEMBER 31
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Interest bearing demand.....................................  $   928    $   889    $   891
Savings.....................................................    2,799      2,617      3,139
Money market................................................    6,302      6,041      5,689
Certificates of deposit in denominations of $100,000 or
  more......................................................    2,596      2,323      2,312
Other time..................................................   28,525     29,021     30,541
                                                              -------    -------    -------
Total interest expense......................................  $41,150    $40,891    $42,572
                                                              =======    =======    =======

     The following table sets forth the balance of other time deposits maturing in the periods presented:

YEAR
----                                                          (IN THOUSANDS)
2000........................................................     $342,816
2001........................................................      105,350
2002........................................................       46,990
2003........................................................       14,153
2004 and after..............................................       41,209
                                                                 ========

                                USBANCORP, INC.

11. ADVANCES FROM FEDERAL HOME LOAN BANK, GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES AND LONG-TERM DEBT

     Advances from the Federal Home Loan Bank consist of the following:

                                                                    AT DECEMBER 31
                                                              ---------------------------
                                                                WEIGHTED
MATURING                                                      AVERAGE YIELD     BALANCE
--------                                                      -------------    ----------
                                                                    (IN THOUSANDS)
Overnight...................................................      4.06%        $   45,375
2000........................................................      5.25            758,750
2001........................................................      8.22             10,126
2002........................................................      5.84            183,500
2003........................................................      6.61              3,750
2004 and after..............................................      6.71                873
                                                                  ----         ----------
Total advances..............................................      5.40            956,999
                                                                  ----         ----------
Total FHLB Borrowings.......................................      5.34%        $1,002,374
                                                                  ====         ==========

                                                                   AT DECEMBER 31
                                                              -------------------------
                                                                WEIGHTED
MATURING                                                      AVERAGE YIELD    BALANCE
--------                                                      -------------    --------
                                                                   (IN THOUSANDS)
1999........................................................      5.34%        $221,260
2000........................................................      6.15            3,755
2001........................................................      8.22           10,126
2002........................................................      5.72          258,500
2003........................................................      5.11          218,750
2004 and after..............................................      4.66           40,000
                                                                  ----         --------
Total FHLB Borrowings.......................................      5.41%        $752,391
                                                                  ====         ========

     Total Federal Home Loan Bank borrowings consist of $611,999,000 and $532,391,000 of term advances and $390,375,000 and $220,000,000 of repo plus advances with maturities of less than 90 days for 1999 and 1998, respectively. All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral to the Federal Home Loan Bank of Pittsburgh.

GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES:

     On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, USBANCORP Capital Trust I. The Trust Preferred Securities will mature on September 30, 2028, and are callable at par at the option of the Company after September 30, 2003. Proceeds of the issue were invested by USBANCORP Capital Trust I in Junior Subordinated Debentures issued by USBANCORP, Inc. Net proceeds from the $34.5 million offering were used for general corporate purposes, including the repayment of debt, the repurchase of USBANCORP common stock, and investments in and advances to the Company's subsidiaries. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $1.3 million as of December 31, 1999, and are being amortized on a straight line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol "UBANP."

                                USBANCORP, INC.

     Upon the occurrence of certain events, specifically a tax event or a capital treatment event, the Company may redeem in whole, but not in part, the Guaranteed Junior Subordinated Deferrable Interest Debentures prior to September 30, 2028. A tax event basically means that the interest paid by the Company on the subordinated debentures will no longer be deductible for federal income tax purposes. A capital treatment event means that the Trust Preferred Securities no longer qualify as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve. Proceeds from any redemption of the subordinated debentures would cause mandatory redemption of the Trust Preferred Securities.

LONG-TERM DEBT:

     The Company's long-term debt consisted of the following:

                                                               AT DECEMBER 31
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                               (IN THOUSANDS)
Bank note...................................................  $4,688    $6,563
Collateralized mortgage obligation..........................   1,582     2,511
Other.......................................................     830       197
                                                              ------    ------
Total long-term debt........................................  $7,100    $9,271
                                                              ======    ======

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

     Scheduled maturities of long-term debt for the years subsequent to December 31, 1999, are $2,069,000 in 2000; $2,037,000 in 2001; $1,038,000 in 2002;
$111,000 in 2003; and $1,845,000 in 2003 and thereafter.

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1999 and 1998, were as follows:

     Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                USBANCORP, INC.

                                                      1999                          1998
                                           --------------------------    --------------------------
                                           ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                           FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                           ----------    ------------    ----------    ------------
                                                                (IN THOUSANDS)
Investment securities....................  $1,187,335     $1,187,335     $1,185,563     $1,173,384
                                           ==========     ==========     ==========     ==========

     Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities.

                                                         1999                          1998
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Deposits with stated maturities.............   $596,678       $641,439       $540,813       $577,556
Short-term borrowings.......................    646,744        646,744        553,213        553,213
All other borrowings........................    452,909        453,098        473,563        473,357
                                               ========       ========       ========       ========

     Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

                                                         1999                          1998
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Deposits with no stated maturities..........   $589,502       $589,502       $598,735       $598,735
                                               ========       ========       ========       ========

     The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, and assumed prepayment risk.

                                                      1999                          1998
                                           --------------------------    --------------------------
                                           ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                           FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                           ----------    ------------    ----------    ------------
                                                                (IN THOUSANDS)
Net loans (including loans held for
  sale)..................................  $1,091,552     $1,095,804     $1,071,514     $1,066,321
                                           ==========     ==========     ==========     ==========

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

                                                         1999                          1998
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Purchased and originated mortgage servicing
  rights....................................   $14,190        $13,510        $16,447        $16,197
                                               =======        =======        =======        =======

     Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by SFAS #107, however, management believes the relationship value of these core deposits is significant. Based upon the Company's most recent acquisitions and other limited secondary market transactions involving similar deposits, management estimates the relationship

                                USBANCORP, INC.

value of these funding liabilities to range between $87 million to $137 million less than their estimated fair value shown at December 31, 1999. The estimated fair value of off-balance sheet financial instruments, used for hedging purposes, is estimated by obtaining quotes from brokers. These values represent the estimated amount the Company would receive or pay, to terminate the agreements, considering current interest rates, as well as the creditworthiness of the counterparties. At December 31, 1999, the notional value of the Company's off-balance sheet financial instruments (interest rate swaps and cap) totalled $390 million with an estimated fair value of approximately $905,000. There is no material difference between the notional amount and the estimated fair value of the remaining off-balance sheet items which total $240.3 million and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

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

13.  INCOME TAXES

     The provision for federal income taxes is summarized below:

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Current.....................................................  $5,403    $6,023    $7,913
Deferred....................................................   1,519     1,632     1,390
                                                              ------    ------    ------
Income tax provision........................................  $6,922    $7,655    $9,303
                                                              ======    ======    ======

     The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

                                                        YEAR ENDED DECEMBER 31
                                       --------------------------------------------------------
                                             1999                1998                1997
                                       ----------------    ----------------    ----------------
                                       AMOUNT     RATE     AMOUNT     RATE     AMOUNT     RATE
                                       -------    -----    -------    -----    -------    -----
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
Tax expense based on federal
  statutory rate.....................  $ 9,570     35.0%   $10,079     35.0%   $11,480     35.0%
State income taxes...................       13      0.1         39      0.1        234      0.7
Tax exempt income....................   (3,359)   (12.3)    (3,069)   (10.7)    (3,104)    (9.5)
Goodwill and acquisition related
  costs..............................      469      1.7        469      1.6        575      1.8
Other................................      229      0.8        137      0.6        118      0.3
                                       -------    -----    -------    -----    -------    -----
Total provision for income taxes.....  $ 6,922     25.3%   $ 7,655     26.6%   $ 9,303     28.3%
                                       =======    =====    =======    =====    =======    =====

                                USBANCORP, INC.

     Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The following table presents the impact on income tax expense of the principal timing differences and the tax effect of each:

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Provision for possible loan losses..........................  $  131    $  486    $  425
Lease accounting............................................   1,356       769       999
Accretion of discounts on securities, net...................     506       299       366
Investment write-downs......................................      --        --        83
Core deposit and mortgage servicing intangibles.............    (351)      106      (289)
Deposit liability write-down................................      --        --      (345)
Deferred loan fees..........................................      89        82        82
Other, net..................................................    (212)     (110)       69
                                                              ------    ------    ------
          Total.............................................  $1,519    $1,632    $1,390
                                                              ======    ======    ======

     At December 31, 1999 and 1998, deferred taxes are included in the accompanying consolidated balance sheet. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred Assets:
  Provision for loan losses.................................  $  3,623    $  3,754
  Investment security write-downs due to SFAS #115..........    19,046          --
  Deferred loan fees........................................       320         409
  Other.....................................................       603         426
                                                              --------    --------
          Total assets......................................    23,592       4,589
Deferred Liabilities:
  Investment security write-ups due to SFAS #115............        --      (1,307)
  Accumulated depreciation..................................      (534)       (705)
  Accretion of discount.....................................    (3,418)     (2,912)
  Lease accounting..........................................    (4,700)     (3,344)
  Core deposit and mortgage servicing intangibles...........    (1,897)     (2,248)
  Other.....................................................      (405)       (269)
                                                              --------    --------
          Total liabilities.................................   (10,954)    (10,785)
Valuation allowance.........................................      (325)       (325)
                                                              --------    --------
Net deferred asset (liability)..............................  $ 12,313    $ (6,521)
                                                              ========    ========

                                USBANCORP, INC.

     The change in the net deferred asset (liability) during 1999 and 1998 was attributed to the following:

                                                                AT DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Investment write-downs (ups) due to SFAS #115, charge to
  equity....................................................  $20,353    $  (331)
Deferred provision for income taxes.........................   (1,519)    (1,632)
                                                              -------    -------
Net increase (decrease).....................................  $18,834    $(1,963)
                                                              =======    =======

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

     Pension Benefits:

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS,
                                                              EXCEPT PERCENTAGES)
Change in benefit obligation
Benefit obligation at beginning of year.....................  $14,661     $12,740
Service cost................................................    1,283       1,128
Interest cost...............................................    1,023         911
Deferred asset (loss) gain..................................   (1,376)      1,077
Benefits paid...............................................   (1,484)     (1,114)
Expenses paid...............................................      (73)        (81)
                                                              -------     -------
Benefit obligation at end of year...........................  $14,034     $14,661
                                                              =======     =======
Change in plan assets
Fair value of plan assets at beginning of year..............  $14,323     $12,343
Actual return on plan assets................................      142       1,376
Employer contributions......................................    1,534       1,799
Benefits paid...............................................   (1,484)     (1,114)
Expenses paid...............................................      (73)        (81)
                                                              -------     -------
Fair value of plan assets at end of year....................  $14,442     $14,323
                                                              =======     =======

                                USBANCORP, INC.

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS,
                                                              EXCEPT PERCENTAGES)
Funded status of the plan overfunded (underfunded)..........  $   408     $  (338)
Unrecognized transition asset...............................     (219)       (232)
Unrecognized prior service cost.............................      113         140
Unrecognized actuarial (gain)loss...........................     (151)        176
                                                              -------     -------
Net prepaid (accrued) benefit cost..........................  $   151     $  (254)
                                                              =======     =======
Components of net periodic benefit cost
Service cost................................................  $ 1,283     $ 1,128
Interest cost...............................................    1,023         911
Expected return on plan assets..............................   (1,194)     (1,033)
Amortization of prior year service cost.....................      (14)        (14)
Amortization of transition asset............................       27          27
Recognized net actuarial losses.............................        2          --
                                                              -------     -------
Net periodic benefit cost...................................  $ 1,127     $ 1,019
                                                              =======     =======
Weighted-average assumptions
Discount rate...............................................     7.50%       6.75%
Expected return on plan assets..............................     8.00        8.00
Rate of compensation increase...............................     3.50        3.50
                                                              =======     =======

     In addition, U.S. Bank has a trusteed, deferred profit sharing plan with contributions made by U.S. Bank based upon income as defined by the plan. All employees of U.S. Bank and the Company who work over 1,000 hours per year participate in the plan beginning on January 1 following six months of service. Contributions to this profit sharing plan were $1,122,000 in 1999 and $1,010,000 in 1998. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.

     Three Rivers Bank also has a trusteed 401(k) plan with contributions made by Three Rivers Bank matching those by eligible employees up to a maximum of 50% of the first 6% of their annual salary. All employees of Three Rivers Bank who work over 1,000 hours per year are eligible to participate in the plan on January 1 following six months of service. Three Rivers Bank's contribution to this 410(k) plan was $207,000 in 1999 and $199,000 in 1998.

     Except for the above pension benefits, the Company has no significant additional exposure for any other post-retirement benefits.

                                USBANCORP, INC.

15.  LEASE COMMITMENTS

     The Company's obligation for future minimum lease payments on operating leases at December 31, 1999, is as follows:

YEAR FUTURE MINIMUM LEASE PAYMENTS                            (IN THOUSANDS)
2000........................................................      $1,791
2001........................................................       1,567
2002........................................................       1,422
2003........................................................         813
2004 and thereafter (in total)..............................       1,835
                                                                  ======

     In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.

     Rent expense included in total non-interest expense amounted to $634,000, $868,000 and $782,000, in 1999, 1998, and 1997, respectively.

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The banking subsidiaries use the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had outstanding various commitments to extend credit approximating $240,331,000 and standby letters of credit of $22,736,000 as of December 31, 1999.

     Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company's consolidated financial position or results of operation.

                                USBANCORP, INC.

17.  STOCK COMPENSATION PLANS

     In 1991, the Company's Board of Directors adopted an Incentive Stock Option Plan authorizing the grant of options covering 384,000 shares of common stock. In April 1995 and in April 1998, the Company amended the Plan to increase the number of shares available for issuance thereunder which presently stands at 1,455,000 shares. Under the Plan, options can be granted (the "Grant Date") to employees with executive, managerial, technical, or professional responsibility, as selected by a committee of the Board of Directors. The Company accounts for this Plan under APB Opinion #25, "Accounting for Stock Issued to Employees." The option price at which a stock option may be exercised shall be not less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, under the Plan on or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised. Had compensation cost for these plans been determined consistent with SFAS #123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have changed to the following pro forma amounts:

                                                                          AT DECEMBER 31
                                                              --------------------------------------
                                                                 1999          1998          1997
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported...............................................   $20,421       $21,144       $23,497
  Pro forma.................................................    20,381        20,468        23,285
Basic earnings per share:
  As reported...............................................      1.53          1.51          1.56
  Pro forma.................................................      1.53          1.46          1.55
Diluted earnings per share:
  As reported...............................................      1.52          1.48          1.54
  Pro forma.................................................      1.52          1.44          1.52
                                                               =======       =======       =======

     Because SFAS #123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     A summary of the status of the Company's Stock Option Plan at December 31, 1999, 1998, and 1997, and changes during the years then ended is presented in the table and narrative following:

                                                        YEAR ENDED DECEMBER 31
                                    --------------------------------------------------------------
                                           1999                  1998                  1997
                                    ------------------    ------------------    ------------------
                                    WEIGHTED              WEIGHTED              WEIGHTED
                                    AVERAGE               AVERAGE               AVERAGE
                                    EXERCISE              EXERCISE              EXERCISE
                                     SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                    --------    ------    --------    ------    --------    ------
Outstanding at beginning of
  year............................  445,903     $11.09    559,038     $11.35    525,774     $ 9.37
Granted...........................    9,100      17.22     15,600      26.30     88,500      21.13
Exercised.........................  (56,170)      7.85    (70,232)      8.35    (55,236)      8.18
Forfeited.........................  (29,502)     10.21    (58,503)     20.89         --         --
Outstanding at end of year........  369,331      10.71    445,903      11.09    559,038      11.35
Exercisable at end of year........  347,034      10.05    349,303      10.44    272,997       8.90
Weighted average fair value of
  options granted since 1-1-95....              $ 7.03                $ 7.86                $ 8.88
                                                ======                ======                ======

                                USBANCORP, INC.

     A total of 347,034 of the 369,331 options outstanding at December 31, 1999, have exercise prices between $5.75 and $26.65, with a weighted average exercise price of $10.05 and a weighted average remaining contractual life of 5.5 years. All of these options are exercisable. The remaining 22,297 options have exercise prices between $14.32 and $26.65, with a weighted average exercise price of $21.10 and a weighted average remaining contractual life of 8.6 years. During 1999 two option grants totalling 9,100 shares were issued, in 1998 two option grants totalling 15,600 shares were issued, compared to two option grant totalling 88,500 shares in 1997. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998, and 1997, respectively: risk-free interest rates of 5.29% and 4.49% for 1999 options, 5.53% and 5.43% for 1998 options, and 6.49% and 5.92% for the 1997 options; expected dividend yields of 3.75% and 3.00% for 1999 options, 2.50% for 1998 options, and 3.25% and 2.25% for the 1997 options: expected lives of 7.0 years for all the 1999, 1998, and 1997 options; expected volatility of 23.00% and 21.69% for 1999 options, 18.81% and 18.85% for 1998 options, and 20.96% and 18.31% for the 1997 options.

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

     In the case of purchases from USBANCORP, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At December 31, 1999, the Company had 789,144 unissued reserved shares available under the Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Plan in the market for the relevant investment date.

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

                                USBANCORP, INC.

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

20.  GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

     USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $12.4 million of goodwill and $13.3 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 Johnstown Savings Bank acquisition, the 1998 acquisition of two National City Branch offices in Allegheny County with $27 million in deposits, and the 1999 acquisition of three First Western Branches with $91 million in deposits.

     The Company is amortizing core deposit intangibles over periods ranging from five to ten years while goodwill is being amortized over a 15 year life. The straight-line method of amortization is being used for both of these categories of intangibles. The amortization expense of these intangible assets reduced 1999 diluted earnings per share by $0.20. It is important to note that this intangible amortization expense is not a future cash outflow. The following table reflects the future amortization expense of the intangible assets:

YEAR EXPENSE
------------                                                  (IN THOUSANDS)
2000........................................................     $ 3,151
2001........................................................       3,112
2002........................................................       3,112
2003........................................................       3,112
2004 and after..............................................      13,168
                                                                 =======

     A reconciliation of the Company's intangible asset balances for 1999 and 1998 is as follows:

                                                                AT DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Balance January 1...........................................  $18,697    $19,122
Additions due to branch acquisitions........................   10,093      1,883
Amortization expense........................................   (3,135)    (2,308)
                                                              -------    -------
Balance December 31.........................................  $25,655    $18,697
                                                              =======    =======

     Goodwill and other intangible assets are reviewed for possible impairment at a minimum annually, or more frequently, if events or changed circumstances may affect the underlying basis of the asset. The

                                USBANCORP, INC.

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

BORROWED FUNDS HEDGES:

     The Company had entered into several interest rate swaps to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and two years are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from three to five years. Under these swap agreements, the Company pays a fixed-rate of interest and receives a floating-rate which resets either monthly or quarterly. For the $120 million interest rate cap, the Company only receives payment from the counterparty if the federal funds rate goes above the 5.00% strike rate. The following table summarizes the interest rate swap and cap transactions which impacted the Company's 1999 performance:

                                                                       IMPACT
                                       FIXED   FLOATING                  ON
  NOTIONAL      START    TERMINATION   RATE      RATE     REPRICING   INTEREST
   AMOUNT        DATE       DATE       PAID    RECEIVED   FREQUENCY   EXPENSE
------------   --------  -----------   -----   --------   ---------   --------
$ 40,000,000    3-17-97    3-15-99     6.19%     5.60%      Expired   $ 88,958
  50,000,000    5-08-97    5-10-99     6.20      5.59       Expired    138,903
  25,000,000    6-20-97    6-20-99     5.96      5.36       Expired    148,499
  50,000,000    9-25-97    9-25-99     5.80      5.36       Expired    354,834
 130,000,000   10-25-99   10-25-00     6.17      6.22     Quarterly     13,079
  90,000,000   10-25-99   10-25-01     6.41      6.22     Quarterly     32,252
  50,000,000   10-25-99   10-25-01     6.42      6.22     Quarterly     18,180
 120,000,000     5-1-99    4-30-00     5.00      5.25       Monthly    (44,865)
                                                                      --------
                                                                      $749,840
                                                                      ========

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include Mellon Bank and First Union) in the interest rate swap agreements is remote. The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate floors outstanding at any time during the years ended December 31, 1999, or December 31, 1998.

22.  SEGMENT RESULTS

     The financial performance of USBANCORP is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. USBANCORP's major business units include community banking, mortgage banking, trust, and investment/ parent. The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measures the Company focuses on for each business segment are net income and risk-adjusted

                                USBANCORP, INC.

return on equity. The contribution of the major business segments to the consolidated results for the past two years is summarized in the following table:

                                                              YEAR ENDED DECEMBER 31
                              ---------------------------------------------------------------------------------------
                                                            MORTGAGE
                                 COMMUNITY BANKING           BANKING             TRUST          INVESTMENT/ PARENT
                              -----------------------   -----------------   ---------------   -----------------------
                                 1999         1998       1999      1998      1999     1998       1999         1998
                              ----------   ----------   -------   -------   ------   ------   ----------   ----------
                                                           (IN THOUSANDS, EXCEPT RATIOS)
Net interest income.........  $   48,092   $   49,566   $ 1,163   $ 1,448   $  126   $  (64)  $   14,403   $   13,680
Non-interest income.........      12,341       10,119     5,865     6,572    5,271    4,444          897        2,554
Non-interest expense........      47,344       46,046     7,045     7,599    4,004    3,340        2,422        2,535
                              ----------   ----------   -------   -------   ------   ------   ----------   ----------
Income before income
 taxes......................      13,089       13,639       (17)      421    1,393    1,040       12,878       13,699
Income taxes................       3,414        3,743        13       169      344      249        3,151        3,494
                              ----------   ----------   -------   -------   ------   ------   ----------   ----------
Net Income..................  $    9,675   $    9,896   $   (30)  $   252   $1,049   $  791   $    9,727   $   10,205
                              ==========   ==========   =======   =======   ======   ======   ==========   ==========
Average common equity.......  $   75,569   $   85,575   $ 8,320   $ 9,074   $2,862   $2,987   $   45,176   $   52,028
Risk-adjusted return on
 equity.....................        12.8%        11.6%     (0.4)%     2.8%    36.6%    26.5%        21.5%        19.6%
Total assets................  $1,074,192   $1,128,625   $53,312   $77,187   $1,693   $1,636   $1,338,282   $1,169,633
                              ==========   ==========   =======   =======   ======   ======   ==========   ==========

                              YEAR ENDED DECEMBER 31
                              -----------------------

                                       TOTAL
                              -----------------------
                                 1999         1998
                              ----------   ----------
                               (IN THOUSANDS, EXCEPT
                                      RATIOS)
Net interest income.........  $   63,784   $   64,630
Non-interest income.........      24,374       23,689
Non-interest expense........      60,815       59,520
                              ----------   ----------
Income before income
 taxes......................      27,343       28,799
Income taxes................       6,922        7,655
                              ----------   ----------
Net Income..................  $   20,421   $   21,144
                              ==========   ==========
Average common equity.......  $  131,927   $  149,664
Risk-adjusted return on
 equity.....................        15.5%        14.1%
Total assets................  $2,467,479   $2,377,081
                              ==========   ==========

     Community banking includes the deposit-gathering branch franchise along with lending to both individuals and businesses. Lending activities include commercial and commercial real-estate loans, residential mortgage loans, direct consumer loans and credit cards. Mortgage banking includes the servicing of mortgage loans and the origination of residential mortgage loans through a wholesale broker network. The trust segment has two primary business divisions, institutional trust and personal trust. Institutional trust products and services include 401(k) plans, defined benefit and defined contribution employee benefit plans, individual retirement accounts, and collective investment funds for trade union pension plans. Personal trust products and services include personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Financial services includes the sale of mutual funds and annuities. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 1999, the Company met all capital adequacy requirements to which it was subject. As of December 31, 1999 and 1998, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's classification category.

                                USBANCORP, INC.

                                                      AS OF DECEMBER 31, 1999
                                     ----------------------------------------------------------
                                                                                 TO BE WELL
                                                            FOR CAPITAL       CAPITALIZED UNDER
                                                              ADEQUACY        PROMPT CORRECTIVE
                                          ACTUAL              PURPOSES        ACTION PROVISIONS
                                     -----------------    ----------------    -----------------
                                      AMOUNT     RATIO    AMOUNT     RATIO     AMOUNT     RATIO
                                     --------    -----    -------    -----    --------    -----
                                                   (IN THOUSANDS, EXCEPT RATIOS)
TOTAL CAPITAL (TO RISK WEIGHTED
  ASSETS) CONSOLIDATED.............  $166,187    13.72%   $96,872    8.00%    $121,090    10.00%
  U.S. BANK........................    89,868    14.11     50,966    8.00       63,707    10.00
  THREE RIVERS BANK................    73,836    12.97     45,540    8.00       56,925    10.00
TIER 1 CAPITAL (TO RISK WEIGHTED
  ASSETS) CONSOLIDATED.............   155,837    12.87     48,436    4.00       72,654     6.00
  U.S. BANK........................    84,614    13.28     25,483    4.00       38,224     6.00
  THREE RIVERS BANK................    68,740    12.08     22,770    4.00       34,155     6.00
TIER 1 CAPITAL (TO AVERAGE ASSETS)
  CONSOLIDATED.....................   155,837     6.41     97,241    4.00      121,551     5.00
  U.S. BANK........................    84,614     6.42     52,681    4.00       65,851     5.00
  THREE RIVERS BANK................    68,740     6.21     44,280    4.00       55,350     5.00
                                     ========    =====    =======    ====     ========    =====

                                                      AS OF DECEMBER 31, 1998
                                     ----------------------------------------------------------
                                                                                 TO BE WELL
                                                            FOR CAPITAL       CAPITALIZED UNDER
                                                              ADEQUACY        PROMPT CORRECTIVE
                                          ACTUAL              PURPOSES        ACTION PROVISIONS
                                     -----------------    ----------------    -----------------
                                      AMOUNT     RATIO    AMOUNT     RATIO     AMOUNT     RATIO
                                     --------    -----    -------    -----    --------    -----
                                                   (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (to Risk Weighted
  Assets) Consolidated.............  $164,219    14.52%   $90,472    8.00%    $113,090    10.00%
  U.S. Bank........................    92,039    15.33     48,018    8.00       60,023    10.00
  Three Rivers Bank................    73,027    13.84     42,199    8.00       52,749    10.00
Tier 1 Capital (to Risk Weighted
  Assets) Consolidated               153,494..   13.57     45,236    4.00       67,854     6.00
  U.S. Bank........................    87,418    14.56     24,009    4.00       36,014     6.00
  Three Rivers Bank................    66,923    12.69     21,100    4.00       31,649     6.00
Tier 1 Capital (to Average Assets)
  Consolidated.....................   153,494     6.62     92,680    4.00      115,850     5.00
  U.S. Bank........................    87,418     6.85     51,060    4.00       63,825     5.00
  Three Rivers Bank................    66,923     6.47     41,377    4.00       51,721     5.00
                                     ========    =====    =======    ====     ========    =====

24.  BRANCH ACQUISITION

     On February 12, 1999, the Company and First Western Bancorp, Inc. (First Western), completed an agreement for the Company to purchase three branch offices in western Pennsylvania from First Western in exchange for cash and one branch from the Company. The Company's U.S. Bank subsidiary acquired the Ebensburg and Barnesboro offices of First Western which are located in Cambria County. The Company's Three Rivers Bank subsidiary acquired the Kiski Valley office of First Western located in Westmoreland County in exchange for Three Rivers Bank's Moon Township office which is located in Allegheny County. On a net basis, the Company acquired $91 million in deposits, $10 million in consumer loans and the related fixed assets, leases, safe deposit box business and other agreements at the branch offices. The Company paid a core

                                USBANCORP, INC.

deposit premium of approximately $10 million for the acquired deposits and purchased the consumer loans and fixed assets.

25.  PROPOSED TAX-FREE SPIN-OFF PLAN

     On July 12, 1999, the Company announced that its Board of Directors has approved a plan to split the Company's banking subsidiaries into two separate publicly traded companies. The plan would be effected through a tax-free spin-off, and is expected to become effective April 1, 2000.

     Under the proposed tax-free spin-off plan, 100% of the shares of the holding company to be formed for Three Rivers Bank, to be known as Three Rivers Bancorp, Inc., would be distributed as a dividend to the shareholders of the Company in proportion to their existing Company ownership. Shareholders would retain their existing Company shares. Standard Mortgage Company (SMC), a mortgage banking company, currently a subsidiary of Three Rivers Bank, will be internally spun-off from Three Rivers Bank to the Company prior to consummation of the proposed Three Rivers Bank spin-off. For more information on the proposed spin-off, see "Proposed Tax-Free Spin-Off Plan" in the MD&A.

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

BALANCE SHEET

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $    286    $    295
Equity investment in banking subsidiaries...................   145,110     177,274
Equity investment in non-banking subsidiaries...............     2,785       2,612
Guaranteed junior subordinated deferrable interest debenture
  issuance costs............................................     1,283       1,328
Other assets................................................     1,481         991
                                                              --------    --------
TOTAL ASSETS................................................  $150,945    $182,500
                                                              ========    ========

LIABILITIES
Short-term borrowings.......................................  $  3,500    $  4,800
Guaranteed junior subordinated deferrable interest
  debentures................................................    34,500      34,500
Other liabilities...........................................       141       1,320
                                                              --------    --------
TOTAL LIABILITIES...........................................    38,141      40,620
                                                              --------    --------

STOCKHOLDERS' EQUITY
Total stockholders' equity..................................   112,804     141,880
                                                              --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $150,945    $182,500
                                                              ========    ========

                                USBANCORP, INC.

STATEMENT OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
INCOME
Inter-entity management fees...............................  $  4,035    $  3,961    $  3,867
Dividends from subsidiaries................................    17,061      16,819      19,601
Interest and dividend income...............................        20          68          15
                                                             --------    --------    --------
TOTAL INCOME...............................................    21,116      20,848      23,483
                                                             --------    --------    --------

EXPENSE
Interest expense...........................................     3,304       2,348         680
Salaries and employee benefits.............................     2,968       2,796       2,793
Other expense..............................................     1,397       1,462       1,642
                                                             --------    --------    --------
TOTAL EXPENSE..............................................     7,669       6,606       5,115
                                                             --------    --------    --------

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARIES...................................    13,447      14,242      18,368
Provision for income taxes.................................     1,299         979         522
Equity in undistributed income of subsidiaries.............     5,713       5,967       4,667
                                                             --------    --------    --------
NET INCOME.................................................  $ 20,459    $ 21,188    $ 23,557
                                                             ========    ========    ========

STATEMENT OF CASH FLOWS OPERATING ACTIVITIES
Net income.................................................  $ 20,459    $ 21,188    $ 23,557
Adjustment to reconcile net income to net cash provided by
  operating activities:
Equity in undistributed income of subsidiaries.............    (5,713)     (5,967)     (4,667)
                                                             --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................    14,746      15,221      18,890
                                                             --------    --------    --------

INVESTING AND FINANCING ACTIVITIES
Common stock cash dividends paid...........................   (11,586)    (10,638)     (9,318)
Proceeds from issuance of common stock.....................       292         534         453
Guaranteed junior subordinated deferrable interest
  debentures, net of expenses..............................        --      33,172          --
Guaranteed junior subordinated deferrable interest
  debentures dividends paid................................    (2,916)     (1,944)         --
Purchases of treasury stock................................    (4,204)    (30,346)    (11,637)
Net (decrease)increase in borrowings.......................    (1,300)     (2,800)      2,800
Investment in subsidiaries.................................       (50)     (7,000)       (600)
Other -- net...............................................     5,009       3,514         (34)
                                                             --------    --------    --------
NET CASH USED BY INVESTING AND FINANCING ACTIVITIES........   (14,755)    (15,508)    (18,336)
                                                             --------    --------    --------
NET (DECREASE) INCREASE IN CASH EQUIVALENTS................        (9)       (287)        554
CASH EQUIVALENTS AT JANUARY 1..............................       295         582          28
                                                             --------    --------    --------
CASH EQUIVALENTS AT DECEMBER 31............................  $    286    $    295    $    582
                                                             ========    ========    ========

                                USBANCORP, INC.

     The ability of subsidiary banks to upstream cash to the Parent Company is restricted by regulations. Federal law prevents the Parent Company from borrowing from its subsidiary banks unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary banks' capital and surplus. In addition, the subsidiary banks are subject to legal limitations on the amount of dividends that can be paid to their shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the Parent Company by the subsidiary banks as an inter-entity management fee. At December 31, 1999, the subsidiary banks were permitted to upstream an additional $17,145,000 in cash dividends to the Parent Company. The subsidiary banks also had a combined $158,347,000 of restricted surplus and retained earnings at December 31, 1999.

     The Parent Company renewed a $17 million unsecured line of credit on December 21, 1999. This line of credit is subject to annual review on March 31, 2000. Future drawdowns on this line would be either at an "As Offered Rate" or at a "Euro-Rate" Option, a rate equal to the LIBOR plus one hundred fifty (150) basis points (1 1/2%) per annum. The Parent Company had available at December 31, 1999, $13.5 million of this total $17.0 million credit line. The agreement for this line of credit requires the Company to maintain compliance with certain financial covenants. The Company was not in compliance with the minimum loan loss reserve to non-performing assets ratio as of December 31, 1999, however the correspondent bank has waived this requirement.

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

January 21, 2000

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


/s/ Terry K. Dunkle                            /s/ Jeffery A. Stopko
Terry K. Dunkle                                Jeffrey A. Stopko
Chairman,                                      Senior Vice President &
President & CEO                                Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP

To the Stockholders and Board of Directors of USBANCORP, Inc.:

     We have audited the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USBANCORP, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania
January 21, 2000

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:

     The consolidated financial statements listed below are from the 1999 Form 10-K and Part II -- Item 8. Page references are to said Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

USBANCORP, Inc. and Subsidiaries
  Consolidated Balance Sheet, 31
  Consolidated Statement of Income, 32-33
  Consolidated Statement of Comprehensive Income, 34
  Consolidated Statement of Changes in Stockholders' Equity, 35
  Consolidated Statement of Cash Flows, 36-37
  Notes to Consolidated Financial Statements, 38
  Statement of Management Responsibility, 67
  Report of Independent Public Accountants, 68

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

REPORTS ON FORM 8-K:

     There were no reports on Form 8-K for the quarter ended December 31, 1999.

EXHIBITS:

     The exhibits listed below are filed herewith or to other filings.

EXHIBIT                                                                PRIOR FILING OR EXHIBIT
NUMBER                        DESCRIPTION                                PAGE NUMBER HEREIN
-------                       -----------                              -----------------------
  3.1     Articles of Incorporation, as amended on February       Exhibit III, Part II to Form S-14
          24, 1995.                                               File No. 2-79639
                                                                  Exhibit 4.2 to Form S-2
                                                                  File No. 33-685
                                                                  Exhibit 4.3 to Form S-2
                                                                  File No. 33-685
                                                                  Exhibit 4.1 to Form S-3
                                                                  File No. 33-56604
  3.2     Bylaws, as amended and restated on February 24,         Exhibit IV, Part II to Form S-14
          1995.                                                   File No. 2-79639
                                                                  Exhibit 3.2
  4.1     Rights Agreement, dated as of February 24, 1995,        Exhibit 1 to Form 8-A
          between USBANCORP, Inc. and USBANCORP Trust Company,    Dated March 1, 1995
          as Rights Agent.
 10.2     Agreement, dated June 22, 1994, between USBANCORP,      Exhibit 10.2 to 1994 Form 10-K
          Inc. and Terry K. Dunkle.                               Filed March 22, 1995
 10.3     Agreement, dated October 25, 1994, between              Exhibit 10.3 to 1994 Form 10-K
          USBANCORP, Inc. and W. Harrison Vail.                   Filed March 22, 1995
 10.6     Loan Agreement, dated December 19, 1997, between        Exhibit 10.6 to 1997 Form 10-K
          USBANCORP, Inc. and PNCBANK.                            Filed March 24, 1998
 10.7     Agreement, dated October 25, 1994, between              Exhibit 10.7 to 1994 Form 10-K
          USBANCORP, Inc. and Orlando B. Hanselman.               Filed March 22, 1995
 10.8     1991 Stock Option Plan, dated August 23, 1991, as       Exhibit 10.8 to 1994 Form 10-K
          amended and restated on February 24, 1995.              Filed March 22, 1995
 10.9     Agreement, dated December 1, 1994, between              Exhibit 10.9 to 1994 Form 10-K
          USBANCORP, Inc. and Ronald W. Virag.                    Filed March 22, 1995
 10.10    Agreement, dated July 15, 1994, between USBANCORP,      Exhibit 10.10 to 1994 Form 10-K
          Inc. and Kevin J. O'Neil.                               Filed March 22, 1995
 10.11    Collective Bargaining Agreement, dated October 16,      Exhibit 10.1 to Form 8-K/A
          1995, between United States National Bank in            Dated March 1, 1996
          Johnstown and Steel Workers of America, AFL-CIO-CLC
          Local Union 8204.
 22       Subsidiaries of the Registrant.                         Below
 24.1     Consent of Arthur Andersen LLP

                                   EXHIBIT A

(22) SUBSIDIARIES OF THE REGISTRANT

                                                       PERCENT OF            JURISDICTION
                        NAME                            OWNERSHIP          OF ORGANIZATION
                        ----                           ----------          ---------------
U.S. Bank............................................      100%      Commonwealth of Pennsylvania
  Main and Franklin Streets
  P.O. Box 520
  Johnstown, PA 15907
Three Rivers Bank and Trust Company..................      100%      Commonwealth of Pennsylvania
  633 State Route 51, South
  Jefferson Borough
  P.O. Box 10915
  Pittsburgh, PA 15236
United Bancorp Life Insurance Company................      100%      State of Arizona
  101 N. First Avenue #2460
  Phoenix, AZ 85003
USBANCORP Trust and Financial Services Company.......      100%      Commonwealth of Pennsylvania
  Main and Franklin Streets
  P.O. Box 520
  Johnstown, PA 15907
UBAN Associates, Inc. ...............................      100%      Commonwealth of Pennsylvania
  110 Regent Court, Suite 104
  State College, PA 16801

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          USBANCORP, Inc.
                                          (Registrant)

                                          By: /s/    TERRY K. DUNKLE
                                            ------------------------------------
                                                      Terry K. Dunkle
                                                    Chairman, President
                                                and Chief Executive Officer

Date: February 25, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2000:

                 /s/ TERRY K. DUNKLE                     Chairman, President and Chief Executive
-----------------------------------------------------      Officer; Director
                   Terry K. Dunkle

                /s/ JEFFREY A. STOPKO                    Senior Vice President and Chief Financial
-----------------------------------------------------      Officer
                  Jeffrey A. Stopko

                 /s/ JEROME M. ADAMS                     Director
-----------------------------------------------------
                   Jerome M. Adams

                                                         Director
-----------------------------------------------------
                 Clifford A. Barton

                /s/ MICHAEL F. BUTLER                    Director
-----------------------------------------------------
                  Michael F. Butler

                 /s/ JAMES C. DEWAR                      Director
-----------------------------------------------------
                   James C. Dewar

              /s/ JAMES M. EDWARDS, SR.                  Director
-----------------------------------------------------
                James M. Edwards, Sr.

                                                         Director
-----------------------------------------------------
                  Richard W. Kappel

              /s/ MARGARET A. O'MALLEY                   Director
-----------------------------------------------------
                Margaret A. O'Malley

               /s/ MARK E. PASQUERILLA                   Director
-----------------------------------------------------
                 Mark E. Pasquerilla

                    /s/ JACK SEVY                        Director
-----------------------------------------------------
                      Jack Sevy

                /s/ THOMAS C. SLATER                     Director
-----------------------------------------------------
                  Thomas C. Slater

                 /s/ ROBERT L. WISE                      Director
-----------------------------------------------------
                   Robert L. Wise

                                 U.S. BANK

                              OFFICE LOCATIONS

* Main Office Downtown
  216 Franklin Street
  P.O. Box 520
  Johnstown, PA 15907-0520
  (814) 533-5300

* Westmont Office
  110 Plaza Drive
  Johnstown, PA 15905-1286
  (814) 255-6836

* University Heights Office
  1404 Eisenhower Boulevard
  Johnstown, PA 15904-3280
  (814) 266-9691

* East Hills Office
  1219 Scalp Avenue
  Johnstown, PA 15904-3182
  (814) 266-3181

* Eighth Ward Office
  1059 Franklin Street
  Johnstown, PA 15905-4303
  (814) 535-8317

  West End Office
  163 Fairfield Avenue
  Johnstown, PA 15906-2392
  (814) 533-5436

* Carrolltown Office
  101 Main Street
  Carrolltown, PA 15722-0507
  (814) 344-6501

* Barnesboro Office
  4206 Crawford Avenue Suite 1
  Northern Cambria, PA
  (814) 948-9540

  Ebensburg Office
  104 S. Center Street
  Ebensburg, PA 15931-0209
  (814) 472-8706

* Lovell Park Office
  179 Lovell Avenue
  Ebensburg, PA 15931-0418
  (814) 472-5200

  Nanty Glo Office
  928 Roberts Street
  Nanty Glo, PA 15943-1303
  (814) 749-9227

  Nanty Glo Drive-In
  1383 Shoemaker Street
  Nanty Glo, PA 15943-1255
  (814) 749-0955

* Galleria Mall Office
  500 Galleria Drive Suite 100
  Johnstown, PA 15904-8911
  (814) 266-5969

* St. Michael Office
  900 Locust Street
  St. Michael, PA 15951-9998
  (814) 495-5514

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

                             THREE RIVERS BANK

                              OFFICE LOCATIONS

* Boston Office
  1701 Boston Hollow Road
  McKeesport, PA 15135-1217
  (412) 754-2014

  Braddock Office
  823 Braddock Avenue
  Braddock, PA 15104-1737
  (412) 351-0400

* Century III Office
  269 Clairton Boulevard
  Pittsburgh, PA 15236-1401
  (412) 653-7199

* Washington Crown Center
  1500 W. Chestnut Street
  Washington, PA 15301-5856
  (724) 228-0065

  Glassport Office
  600 Monongahela Avenue
  Glassport, PA 15045-1608
  (412) 664-8760

* Jefferson Borough Office
  Route 51, South
  P.O. Box 10915
  Pittsburgh, PA 15236-0915
  (412) 382-1000

  Liberty Boro Office
  3107 Liberty Way
  McKeesport, PA 15133-2103
  (412) 664-8707

  McKeesport Office
  500 Fifth Avenue
  McKeesport, PA 15132-2503
  (412) 664-8715

* Motor Bank
  1415 Fifth Avenue
  McKeesport, PA 15132-2427
  (412) 664-8755

* Port Vue Office
  1194 Romine Avenue
  McKeesport, PA 15133-3532
  (412) 664-8975

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

* South Strabane Office
  590 Washington Road
  Washington, PA 15301-9621
  (724) 225-9800

* University Office
  2016 Eden Park Boulevard
  McKeesport, PA 15132-7619
  (412) 664-8780

  Lawrenceville
  4319 Butler Street
  Pittsburgh, PA 15201-3094
  (412) 681-8390

* New Kensington
  2 Feldarelli Square
  2300 Freeport Road
  New Kensington, PA 15068-4669
  (724) 335-9811

* North Side
  600 East Ohio Street
  Pittsburgh, PA 15212-5620
  (412) 231-4300

* Northway Mall
  8000 Mcknight Road STE 1102
  Pittsburgh, PA 15237-3000
  (412) 364-8692

* Monroeville
  2681 Moss Side Boulevard
  Monroeville, PA 15146-3315
  (412) 856-8431

* North Versailles
  Great Valley Shopping Center
  500 Lincoln Highway
  North Versailles, PA 15137-1526
  (412) 829-1360

* Carrick
  1817 Brownsville Road
  Pittsburgh, PA 15210-3958
  (412) 881-3500

* Bethel Park
  2739 South Park Road
  Bethel Park, PA 15102-3805
  (412) 835-2100

* Finleyville
  3576 Sheridan Avenue
  Finleyville, PA 15332-1071
  (724) 348-6626

* Jeannette
  401 Clay Avenue
  Jeannette, PA 15644-2124
  (724) 527-1501

* = 24-Hour Banking Available

                                     REMOTE
                               BANKING LOCATIONS

Main Office, Main & Franklin Streets, Johnstown
Lee Hospital, Main Street, Johnstown
The Galleria, Johnstown
Johnstown Cambria County Airport
Derry BP -- Pit Stop Quick Shop, Derry
Robyn's Shoppe, Nanty Glo
Ames, 7005 Clairton Rd., West Mifflin
Gogas Service Station, Cairnbrook
Community College of Allegheny County, North Campus, Pittsburgh
Community College of Allegheny County, Allegheny Campus, Pittsburgh Foodland, Ohio Avenue, Glassport
Washington Mall, Oak Springs Road, Washington

                            SHAREHOLDER INFORMATION

                               SECURITIES MARKETS

     USBANCORP, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of "UBAN." The listed market makers for the stock are:

Herzog, Heine, Geduld, Inc.
525 Washington Boulevard
Jersey City, NJ 07310
Telephone: (212) 908-4156

Legg Mason Wood Walker, Inc.
969 Eisenhower Boulevard
Oak Ridge East
Johnstown, PA 15904
Telephone: (814) 266-7900

F. J. Morrissey & Co., Inc.
1700 Market Street
Suite 1420
Philadelphia, PA 19103-3913
Telephone: (215) 563-8500
Keefe Bruyette & Woods, Inc.
Two World Trade Center
89th Floor
New York, NY 10048
Telephone: (800) 342-5529

CJBC World Markets
Oppenheimer Tower
200 Liberty Street
One World Financial Center
New York, NY 10281
Telephone: (212) 667-7000
Parker/Hunter, Inc.
416 Main Street
Johnstown, PA 15901
Telephone: (814) 535-8403

Sandler O'Neill & Partners, L.P.
2 World Trade Center
104th Floor
New York, NY 10048
Telephone: (800) 635-6860

Weeden & Co. L.P.
145 Mason Street
Greenwich, CT 06830
Telephone: (203) 861-7600

                               CORPORATE OFFICES

     The corporate offices of USBANCORP, Inc. are located in the United States National Bank Building at Main and Franklin Streets, Johnstown, PA 15901. Mailing address:

P.O. Box 430
Johnstown, PA 15907-0430
(814) 533-5300

                                     AGENTS

     The transfer agent and registrar for USBANCORP, Inc.'s common stock is:

EquiServe
Investor Relations Department
150 Royall Street
Canton, MA 02021
1-800-730-4001

                                SHAREHOLDER DATA

     As of January 31, 2000, there were 5,213 shareholders of common stock and 13,316,474 shares outstanding. Of the total shares outstanding, approximately 775,101 or 6% are held by insiders (directors and executive officers) while approximately 4,988,126 or 37% are held by institutional investors (mutual funds, employee benefit plans, etc.).

                             DIVIDEND REINVESTMENT

     Shareholders seeking information about USBANCORP, Inc.'s dividend reinvestment plan should contact Betty L. Jakell, Executive Office, at (814) 533-5158

                                  INFORMATION

     Analysts, investors, shareholders, and others seeking financial data about USBANCORP, Inc. or any of its subsidiaries annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports -- are asked to contact Jeffrey A. Stopko, Senior Vice President & Chief Financial Officer at (814) 533-5310.