Form 10-Q/A
period 1999-09-30
USBANCORP INC /PA/
filed 2000-03-16
CIK 707605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q/A

(Mark One)

X   Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

               For the period ended September 30, 1999

Transaction Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transaction period from _______________ to
____________________

                     Commission File Number 0-11204

                        USBANCORP, INC.
       (Exact name of registrant as specified in its charter)

       Pennsylvania                         25-1424278
(State or other jurisdiction of   I.R.S. Employer Identification
incorporation or organization)    No.

Main & Franklin Streets, P.O. Box 430, Johnstown, PA  15907-0430
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (814) 533-
5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           X Yes                             __  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                            Outstanding at November 1, 1999
Common Stock, par value $2.50            13,303,605
per share



                             USBANCORP, INC.
                                 INDEX

                                                      Page No.

PART I.   FINANCIAL INFORMATION:

Consolidated Balance Sheet -
September 30, 1999, December 31, 1998,
and September 30,
1998.......................................................3

Consolidated Statement of Income -
Three and Nine Months Ended September 30, 1999,
and 1998...................................................4

Consolidated Statement of Changes
in Stockholders' Equity - Nine Months Ended
September 30, 1999, and 1998 ..............................6

Consolidated Statement of Cash Flows -
Nine Months Ended September 30, 1999, and
1998.......................................................7

Notes to Consolidated Financial Statements.................8

Management's Discussion and Analysis
of Consolidated Financial Condition
and Results of Operations.................................22

Part II.  Other Information...............................42



                               USBANCORP, INC.
                        CONSOLIDATED BALANCE SHEET
                               (In thousands)

                                                    September 30    December 31   September 30
                                                       1999           1998          1998
                                                   (Unaudited)                   (Unaudited)

ASSETS
Cash and due from banks                              $41,740        $35,085         $35,583
Interest bearing deposits with banks                     266          3,855             854

Investment securities:
Available for sale                                 1,212,987        661,491         651,785
Held to maturity (market value
  $516,452 on December 31,  1998,
  and $506,628 on September 30, 1998)                -              508,142         496,102
Loans held for sale                                   21,901         51,317          27,675
Loans                                              1,057,137      1,020,280       1,012,473
Less:   Unearned income                                7,391          5,276           5,209
  Allowance for loan losses                           10,911         10,725          11,717
  Net loans                                        1,038,835      1,004,279         995,547
Premises and equipment                                18,975         18,020          18,021
Accrued income receivable                             17,379         17,150          17,216
Mortgage servicing rights                             14,457         16,197          15,168
Goodwill and core deposit intangibles                 26,447         18,697          19,283
Bank owned life insurance                             36,869         35,622          35,213
Other assets                                          18,837          7,226           8,492
   TOTAL ASSETS                                   $2,448,693     $2,377,081      $2,320,939

LIABILITIES
Non-interest bearing deposits                     $  178,430     $  166,701      $  160,706
Interest bearing deposits                          1,035,962      1,009,590       1,004,890
Total deposits                                     1,214,392      1,176,291       1,165,596
Federal funds purchased and securities sold
 under agreements to repurchase                       52,748        101,405          59,196
Other short-term borrowings                          145,103        129,003          60,946
Advances from Federal Home Loan Bank                 852,008        752,391         817,403
Guaranteed junior subordinated deferrable
  interest debentures                                 34,500         34,500          34,500
Long-term debt                                         7,841          9,271           5,061
Total borrowed funds                               1,092,200      1,026,570         977,106

Other liabilities                                     24,292         32,550          31,938
   TOTAL LIABILITIES                               2,330,884      2,235,411       2,174,640

STOCKHOLDERS' EQUITY
Preferred stock, no par value;
  2,000,000 shares authorized; there
  were no shares issued and outstanding
 for the periods presented                              -               -                 -
Common stock, par value $2.50 per share;
  12,000,000 shares authorized; 17,384,524 shares
  issued and 13,303,605 outstanding on September
  30, 1999; 17,350,136 shares issued and
  13,512,317 outstanding on December 31,
  1998; 17,348,334 shares issued and 13,661,215
  outstanding on September 30, 1998                   43,461         43,375          43,371
Treasury stock at cost, 4,080,919 shares on
  September 30, 1999; 3,837,819 shares on
  December 31, 1998; and 3,687,119 shares on
  September 30, 1998                                 (65,725)        (61,521)       (58,543)
Surplus                                               65,662          65,495         65,484
Retained earnings                                    101,537          91,737         90,043
Accumulated other comprehensive income               (27,126)          2,584          5,944
    TOTAL STOCKHOLDERS' EQUITY                       117,809         141,670        146,299
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $2,448,693      $2,377,081     $2,320,939

See accompanying notes to consolidated financial statements.


                             USBANCORP, INC.
                    CONSOLIDATED STATEMENT OF INCOME
                 (In thousands, except per share data)
                              Unaudited

                                               Three Months Ended    Nine Months Ended
                                                 September 30          September 30
                                                 1999       1998         1999     1998
INTEREST INCOME
Interest and fees on loans and
  loans held for sale:
    Taxable                                 $ 21,208     $ 21,354      $ 63,183   $ 63,286
    Tax exempt                                   557          625         1,669      1,868
  Deposits with banks                             31           22            89        101
  Investment securities:
    Available for sale                        11,827        9,990        34,285     27,786
    Held to maturity                           8,329        8,261        24,160     26,034
      Total Interest Income                   41,952       40,252       123,386    119,075

INTEREST EXPENSE
Deposits                                      10,153       10,427        30,692     30,877
Federal funds purchased and securities
  sold under agreements to repurchase            776        1,564         2,693      4,157
Other short-term borrowings                    1,504        1,022         5,118      3,226
Advances from Federal Home Loan Bank          11,921       10,178        32,777     29,796
Guaranteed junior subordinated
  deferrable interest                            740          740         2,220      1,241
Long-term debt                                   105          122           314        355
  Total Interest Expense                      25,199       24,053        73,814     69,652

NET INTEREST INCOME                           16,753       16,199        49,572     49,423
  Provision for loan losses                      225          150         1,750        450

NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES                                  16,528       16,049        47,822     48,973

NON-INTEREST INCOME
Trust fees                                     1,217        1,104         3,694      3,330
Net realized (losses) gains on
  investment securities                           (3)         737           431      1,755
Net realized gains on loans held for
  sale                                           445          887         4,300      2,694
  Wholesale cash processing fees                 159          178           477        530
  Service charges on deposit accounts            910          899         2,654      2,506
  Net mortgage servicing fees                    216          154           536        735
  Bank owned life insurance                      415          411         1,247      1,233
  Gain on sale of branch                           -          -             540          -
  Other income                                 1,894        1,857         5,524      5,163
    Total Non-Interest Income                  5,253        6,227        19,403     17,946

NON-INTEREST EXPENSE
  Salaries and employee benefits               8,044        7,732        24,203     22,812
  Net occupancy expense                        1,110        1,075         3,468      3,353
  Equipment expense                            1,016          874         3,116      2,704
  Professional fees                              919          944         2,522      2,496
  Supplies, postage, and freight                 677          664         2,041      2,018
  Miscellaneous taxes and insurance              439          399         1,343      1,143
  FDIC deposit insurance expense                  69           68           204        205
  Amortization of goodwill and core
    deposit intangibles                          792          586         2,343      1,722
  Impairment charge (credit) for
    mortgage servicing rights                   (625)         266          (625)       266
  Other expense                                2,476        2,472         7,469      7,320
    Total Non-Interest Expense              $ 14,917     $ 15,080      $ 46,084   $ 44,039

INCOME BEFORE INCOME TAXES                  $  6,864     $  7,196      $ 21,141   $ 22,880
  Provision for income taxes                   1,772        1,896         5,473      6,148

NET INCOME                                  $  5,092     $  5,300      $ 15,668   $ 16,732

PER COMMON SHARE DATA:
  Basic:
    Net income                              $   0.38     $   0.39      $   1.17   $   1.18
    Average shares outstanding            13,302,997   13,760,019    13,351,855 14,147,108
  Diluted:
   Net income                               $   0.38     $   0.38      $   1.16   $   1.16
   Average shares outstanding             13,404,177   14,001,368    13,477,277 14,410,365
   Cash dividends declared                  $   0.15     $   0.14      $   0.44   $   0.40


See accompanying notes to consolidated financial statements.



                            USBANCORP, INC.
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In thousands)
                               Unaudited

                                                                             Other
                              Accumulated                                    compre-
                         Preferred     Common     Treasury        Retained   hensive
                           Stock        Stock   Stock   Surplus   Earnings   income    Total
Balance December 31,
  1997                 $     -      $ 14,402   $(31,175)  $ 93,934  $ 78,866  $ 2,153   $158,180
Net Income                   -           -          -          -      16,732      -       16,732
Dividend reinvestment
  and stock
  purchase plan              -            71        -          448        -        -         519
Effect of 3 for 1 stock
  split in the form of
  a 200% stock dividend      -        28,898        -      (28,898)       -        -           -
Net unrealized holding
  gains (losses) on
  investment
  securities                 -           -          -           -         -      3,791     3,791
Treasury Stock, 1,086,245
  shares at cost             -           -      (27,368)        -         -         -    (27,368)
Cash dividends
  declared:
Common stock                 -           -          -           -     (5,555)       -     (5,555)
Balance September 30, 1998 $ -     $ 43,371    $(58,543)  $ 65,484  $ 90,043    $5,944  $146,299

Balance December 31,
 1998                      $ -     $ 43,375    $(61,521)  $ 65,495  $ 91,737    $2,584  $141,670
Net Income                   -          -           -           -     15,668        -     15,668
Dividend reinvest-
  ment and stock
  purchase plan              -           86         -          167        -         -        253
Net unrealized
  holding gains
  (losses) on
  investment
  securities                 -           -          -           -          -   (29,710)  (29,710)
Treasury Stock, 243,100
  shares at cost             -           -      (4,204)         -          -         -     4,204)
Cash dividends
  declared:
  Common stock               -           -        -             -      (5,868)       -    (5,868)
Balance September 30,
  1999                    $  -     $ 43,461   $(65,725)   $ 65,662   $101,537 $(27,126) $117,809


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

Investment securities available for sale:


                                                      September 30, 1999
                                               Gross          Gross
                                   Book        Unrealized     Unrealized      Market
                                   Value       Gains          Losses          Value

U.S. Treasury                   $ 16,072     $     3        $   (72)       $  16,003
U.S. Agency                       42,894          -          (1,868)          41,026
State and municipal              162,735       1,174         (6,248)         157,661
U.S. Agency mortgage-
  backed securities              953,357         991        (34,436)         919,912
Other securities(1)               79,661          69         (1,345)          78,385
  Total                       $1,254,719    $  2,237     $  (43,969)      $1,212,987


[FN]

(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     During the third quarter of 1999, the Company in preparation for liquidity needs for Year 2000 sold $16 million of mortgage backed securities that had been purchased in 1993 through 1995 and classified as held to maturity. The Company believed the sales were allowable under the provision of SFAS #115 which permits the sale of held to maturity mortgage backed securities after a substantial portion (85%) of the principal had been collected through repayment. The Company, however, misinterpreted this provision and computed the 85% paydown factor against the principal outstanding at issuance as opposed to using the principal outstanding at the point the Company purchased the securities in the secondary market. As a result of this interpretation error, the Company tainted its held to maturity portfolio and transferred all securities classified as held to maturity to available for sale. The time period for the taint will be two years. At the time of transfer, these securities had an amortized cost of $495.8 million and a market value of $485.4 million. Prior to the transfer, approximately 60% of the Company's investment securities were already classified as available for sale. With the entire portfolio now being classified as available for sale, the Company will have greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund growth if needed. The mark to market of the available for sale portfolio does inject more volatility in the book value of equity but has no impact on regulatory capital.

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


     The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparts (which include Mellon Bank and First Union) in the interest rate swap agreements is remote.

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

14.  Federal Home Loan Bank Borrowings

     Total FHLB borrowings consist of the following at September 30, 1999,(in thousands, except percentages):

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
As of September 30, 1999        Actual               Adequacy Purposes   Action  Provisions
                                Amount     Ratio      Amount     Ratio     Amount     Ratio
                                                (In thousands, except ratios)
Total Capital (to Risk
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

16.  Segment Results

     The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The Company's major business units include community banking, mortgage banking, trust, and investment/parent. The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment.
The key performance measures the Company focuses on for each business segment are net income and risk-adjusted return on equity.
XXX
     Community banking includes the deposit-gathering branch franchise along with lending to both individuals and businesses. Lending activities include commercial and commercial real-estate loans, residential mortgage loans, direct consumer loans and credit cards. Mortgage banking includes the servicing of mortgage loans and the origination of residential mortgage loans
through a wholesale broker network.     The trust segment has
two primary business divisions, institutional trust and personal
trust.     Institutional trust products and services include
401(k) plans, defined benefit and defined contribution employee benefit plans, individual retirement accounts, and collective
investment funds for trade union pension funds.    Personal
trust products and services include personal portfolio investment management, estate planning and administration,
custodial services and pre-need trusts.     The
investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management.

The contribution of the major business segments to the consolidated results for the first nine months of 1999 and 1998 were as follows (in thousands, except ratios):


September 30, 1999   Community Banking   Mortgage Banking     Trust     Investment/Parent      Total
Net Income              $    7,397           $   200        $    799       $    7,272       $   15,668
Risk adjusted
  return on equity            12.9%              3.2%           36.0%            21.2%            15.7%
Total assets            $1,014,032           $51,585          $1,716       $1,388,348       $2,455,681

September 30, 1998   Community Banking   Mortgage Banking    Trust    Investment/Parent    Total

Net Income              $    7,761           $   539          $  639  $        7,793        $   16,732
Risk adjusted
  return on equity            12.1%              7.6%           26.2%           19.8%             14.8%
Total assets            $  937,161           $48,822          $1,617   $1,333,339           $2,320,939

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

                      Three Months Ended
                         September 30
                        1999      1998      $ Change   % Change
Interest income       $41,952   $40,252      1,700        4.2
Interest expense       25,199    24,053       ,146        4.8
Net interest income    16,753    16,199        554        3.4
Tax-equivalent
   adjustment             775       711         64        9.0
Net tax-equivalent
   interest income    $17,528   $16,910        618        3.7

Net interest margin      2.99%     3.15%     (0.16)%      N/M

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

                                                    Three Months Ended September 30
                                                  (In thousands, except percentages)
                                                   1999                               1998
                                                   Interest                         Interest
                                       Average      Income/   Yield/     Average     Income/   Yield/
                                       Balance     Expense     Rate      Balance     Expense    Rate
Interest earning assets:
  Loans and loans held
    for sale, net of
    unearned income                   $1,061,789   $ 21,940    8.08%   $1,016,548    $22,179    8.58%
  Deposits with banks                      4,779         31    2.56         2,856         22    3.03
  Investment securities:
    Available for sale                   757,487     12,268    6.48       631,619     10,180    6.45
    Held to maturity                     510,927      8,488    6.65       494,061      8,582    6.95
    Total investment
      securities                       1,268,414     20,756    6.55     1,125,680     18,762    6.67

Total interest earning
  assets/interest income               2,334,982     42,727    7.27     2,145,084     40,963    7.59
Non-interest earning assets:
  Cash and due from banks                 38,259                           36,064
  Premises and equipment                  19,199                           18,116
  Other assets                            92,204                          100,218
  Allowance for loan losses              (10,947)                         (11,898)
TOTAL ASSETS                          $2,473,697                       $2,287,584

                                                    THREE MONTHS ENDED JUNE 30
                                                   1999                               1998
                                                   Interest                         Interest
                                       Average      Income/    Yield/     Average    Income/   Yield/
                                       Balance      Expense     Rate      Balance    Expense    Rate
Interest bearing liabilities:
  Interest bearing deposits:
  Interest bearing demand             $   93,710   $    233    0.99%   $   89,774    $   224    0.99%
  Savings                                173,760        726    1.66       172,594        671    1.54
  Money markets                          185,809      1,634    3.49       171,993      1,566    3.61
  Other time                             609,678      7,560    4.92       585,710      7,966    5.40
  Total interest bearing
    deposits                           1,062,957     10,153    3.79     1,020,071     10,427    4.06

  Short term borrowings:
    Federal funds purchased,
      securities sold under
      agreements to repurchase
      and other short-term
      borrowings                         177,623      2,280    5.01       188,632      2,586    5.36
  Advances from Federal
    Home Loan Bank                       867,555     11,921    5.45       703,303     10,253    5.79
  Guaranteed junior subordinated
    deferrable interest debentures        34,500        740    8.58        34,500        740    8.58
  Long-term debt                           8,220        105    5.07         7,456         47    2.50
Total interest bearing
  liabilities/interest expense         2,150,855     25,199    4.64     1,953,962     24,053    4.88
Non-interest bearing liabilities:
  Demand deposits                        173,549                          163,321
  Other liabilities                       25,135                           25,788
  Stockholders' equity                   124,158                          144,513
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $2,473,697                       $2,287,584

Interest rate spread                                           2.63                              2.71
Net interest income/
  net interest margin                                17,528    2.99%                  16,910     3.15%
Tax-equivalent adjustment                              (775)                            (711)
Net Interest Income                                 $16,753                          $16,199

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

 .....NET INTEREST INCOME AND MARGIN.....The following table compares the Company's net interest income performance for the first nine months of 1999 to the first nine months of 1998 (in thousands, except percentages):

                     Nine Months Ended
                       September 30
                       1999        1998      $ Change   % Change
Interest income      $123,386    $119,075     4,311       3.6
Interest expense       73,814      69,652     4,162       6.0
Net interest income    49,572      49,423       149       0.3
Tax-equivalent
   adjustment           2,347       2,135       212       9.90
Net tax-equivalent
   interest income   $ 51,919    $ 51,558       361       0.7

Net interest margin      2.98%       3.23%    (0.25)%     N/M

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

Continued growth of the loan portfolio was an important
component of the earning asset growth.     The Company's loan-
to-deposit ratio averaged 86.4% for the first nine-months of
1999.     This loan growth resulted from the Company's ability
to take market share from its competitors through strategies which emphasize convenient customer service, niche products and
hard work.     Other factors contributing to the loan growth
were a stable economic environment and increased loan volumes from two loan production offices in the higher growth markets of Westmoreland and Centre Counties.

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

                                                  Nine Months Ended September 30
                                                (In thousands, except percentages)
                                                   1999                               1998
                                                   Interest                         Interest
                                       Average      Income/   Yield/     Average     Income/   Yield/
                                       Balance     Expense     Rate      Balance     Expense    Rate
Interest earning assets:
  Loans and loans held
    for sale, net of
    unearned income                   $1,062,539   $ 65,376    8.11%   $1,007,166    $ 65,764   8.63%
  Deposits with banks                      4,152         89    2.83         4,009         101   3.33
  Investment securities:
    Available for sale                   727,122     34,755    6.37       597,363      28,943   6.46
    Held to maturity                     508,222     25,513    6.69       504,905      26,402   6.97
    Total investment
      securities                       1,235,344     60,268    6.50     1,102,268      55,345   6.69
Total interest earning
  assets/interest income               2,302,035    125,733    7.26     2,113,443     121,210   7.63
Non-interest earning assets:
  Cash and due from banks                 37,132                           34,182
  Premises and equipment                  18,804                           17,931
  Other assets                            99,610                           99,245
  Allowance for loan
    losses                               (11,033)                         (11,956)
TOTAL ASSETS                          $2,446,548                       $2,252,845

                                                  NINE MONTHS ENDED SEPTEMBER 30

                                                   1999                               1998
                                                   Interest                         Interest
                                       Average      Income/   Yield/     Average     Income/   Yield/
                                       Balance     Expense     Rate      Balance     Expense    Rate

Interest bearing liabilities:
  Interest bearing deposits:
    Interest bearing demand           $   94,122   $    698    0.99%   $   90,094    $    669   0.99%
    Savings                              173,690      2,101    1.62       173,434       1,965   1.51
    Money markets                        183,194      4,630    3.38       166,914       4,648   3.72
    Other time                           617,771     23,263    5.03       581,473      23,595   5.43
    Total interest bearing
      deposits                         1,068,777     30,692    3.84     1,011,915      30,877   4.08

  Short term borrowings:
    Federal funds purchased,
      securities sold under
      agreements to repurchase
      and other short-term borrowings    210,104      7,811    4.97       185,414       7,383   5.32
  Advances from Federal
    Home Loan Bank                       796,408     32,777    5.50       694,870      30,048   5.79
  Guaranteed junior subordinated
    deferrable interest debentures        34,500      2,220    8.58        19,294       1,241   8.58
  Long-term debt                           8,638        314    4.85         5,091         103   2.70
Total interest bearing
  liabilities/interest expense         2,118,427     73,814    4.65     1,916,584      69,652   4.85
Non-interest bearing liabilities:
  Demand deposits                        169,078                          158,185
  Other liabilities                       25,271                           27,036
  Stockholders' equity                   133,772                          151,040
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $2,446,548                       $2,252,845

Interest rate spread                                         2.61                               2.78
Net interest income/
  net interest margin                              51,919   2.98%                      51,558   3.23%
Tax-equivalent adjustment                           (2,347)                            (2,135)
Net Interest Income                                $49,572                            $49,423

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

 .....NET OVERHEAD BURDEN.....The Company's efficiency ratio
(non-interest expense divided by total revenue) increased to 64.6% in the first nine months of 1999 compared to 63.4% for the
same period of 1998.     Factors contributing to the higher
efficiency ratio in 1999 included the compression experienced in the net interest margin and an increased level of non-interest
expenses which included Year 2000 costs.     Additionally, the
repurchase of the Company's stock has a favorable impact on return on equity but a negative impact on the efficiency ratio due to the interest cost associated with borrowings which
provide funds to repurchase the stock (i.e.    the $2.2 million
of interest expense on the $34.5 million of guaranteed junior
subordinated deferrable interest debentures).     The
amortization of intangible assets also creates a $3.1 million annual non-cash charge that negatively impacts the efficiency
ratio.    The efficiency ratio for the first nine months of
1999, stated on a cash basis excluding the intangible amortization, was 61.3% or 3.3% lower than the reported
efficiency ratio of 64.6%.     Net overhead expense as a
percentage of tax equivalent net interest income was relatively consistent between periods at 51.4%.

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

 .....LOAN QUALITY.....At all dates presented, the Company had no troubleddebt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate
materially less than that of market rates.     The following
table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                      September 30    December 31    September 30
                                          1999            1998          1998
Total loan delinquency (past due
      30 to 89 days)                    $  9,199        $15,427        $ 12,858
Total non-accrual loans                    9,888          5,206           5,196
Total non-performing assets(1)            11,631          8,236           7,318
Loan delinquency, as a percentage
   of total loans and loans held
   for sale, net of unearned income         0.86%          1.45%           1.24%
Non-accrual loans, as a percentage
   of total loans and loans held
   for sale, net of unearned
   income                                   0.92           0.49            0.50
Non-performing assets, as a
   percentage of total loans and
   loans held for sale, net of
   unearned income, and other
   real estate owned                        1.08           0.77            0.71

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

                         Pro Forma Financial Information
                             As of September 30, 1999
                                    (Unaudited)
[/TABLE]
[CAPTION]
                         USBANCORP      Three Rivers Bancorp, Inc
[S]                      [C]            [C]
Total Assets             $1.4 billion          $1.0 billion

Total Loans              $591 million          $ 481 million

Total Deposits           $666 Million          $ 549 million

Corporate Headquarters   Johnstown             Monroeville

Deposit Market Share in
  Primary County         25%                   2%

YTD Net Income           $8,187,000            $7,481,000

Contribution to YTD EPS  $0.61                 $0.55

Return on Equity         14.3%                 17.5%
[/TABLE]

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

Presented on this page was a service area map depicting the six countiesserviced by the Company.
Part II     Other Information

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                              USBANCORP, Inc.
                              Registrant

Date: March 13, 2000          /s/Terry K. Dunkle
                              Terry K. Dunkle
                              Chairman, President and
                              Chief Executive Officer



Date: March 13, 2000         /s/Jeffrey A. Stopko
                             Jeffrey A. Stopko
                             Senior Vice President and
                             Chief Financial Officer


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





42
03/16/00/SL1 52575v1/00000.000