Form 10-Q
period 2000-03-31
USBANCORP INC /PA/
filed 2000-05-11
CIK 707605

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

	 (Mark One)

X 		Quarterly Report Pursuant to Section 13 or 15(d) of the
      		Securities Exchange Act of 1934

For the period ended March 31, 2000


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


                       X  Yes    				  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                           	       Outstanding at May 1, 2000
Common Stock, par value $2.50 		                 13,328,741
per share

	USBANCORP, INC.

	INDEX

Page No.
PART I.   FINANCIAL INFORMATION:

Consolidated Balance Sheet -
March 31, 2000, December 31, 1999,
and March 31, 1999					    	           3

Consolidated Statement of Income -
Three Months Ended March 31, 2000,
and 1999							                       	4

Consolidated Statement of Changes
in Stockholders' Equity -
Three Months Ended
March 31, 2000, and 1999 	             6

Consolidated Statement of Cash Flows -
Three Months Ended
March 31, 2000, and 1999 				         	7

Notes to Consolidated Financial
Statements			 				                    	8

Management's Discussion and Analysis
of Consolidated Financial Condition
 	and Results of Operations			   	 	 	22

Part II.	Other Information							    	35

                      	USBANCORP, INC.
                	CONSOLIDATED BALANCE SHEET
                     	(In thousands)

 				     	                             March 31    December 31      March 31
                                          2000		      1999	            1999
                                    	(Unaudited)	                 	(Unaudited)
ASSETS
Cash and due from banks	             $    42,657  	$    54,676   	$    37,806
Interest bearing deposits with banks	        230          	758         	  110
Investment securities:
Available for sale                    	1,066,183    	1,187,335       	689,944
Held to maturity (market value
$497,839 on March 31, 1999)	                   -            	-       	492,297
Loans held for sale                      	17,704 	      21,753        	62,022
Loans                                 	1,089,583    	1,082,459     	1,024,960
Less:   Unearned income                   	7,577        	8,408         	4,880
  Allowance for loan losses	              10,446 	      10,350         10,760
  Net loans	                           1,071,560    	1,063,701     	1,009,320
Premises and equipment                   	18,802       	18,937        	18,346
Accrued income receivable                	16,149 	      16,650        	17,058
Mortgage servicing rights	                13,118       	13,510       	 16,127
Goodwill and core deposit intangibles	    24,863       	25,655     	   28,078
Bank owned life insurance                	37,726       	37,290 	       36,041
Other assets	                             28,470        27,214         10,223
   TOTAL ASSETS	                     $ 2,337,462  	$ 2,467,479  	$  2,417,372

LIABILITIES
Non-interest bearing deposits       	$   165,463  	$   160,253  	$    158,547
Interest bearing deposits	             1,071,775  	  1,070,688 	    1,097,612
Total deposits	                        1,237,238  	  1,230,941 	    1,256,159
Federal funds purchased and securities
 sold under agreements to repurchase     	58,605 	      16,369       	106,781
Other short-term borrowings             	213,826       	84,874        	96,267
Advances from Federal Home Loan Bank	    653,245 	     956,999 	      751,126
Guaranteed junior subordinated
 deferrable interest debentures	          34,500 	      34,500 	       34,500
Long-term debt	                            6,400         7,100          8,684
Total borrowed funds	                    966,576	    1,099,842        997,358

Other liabilities	                        20,482        24,139         28,151
   TOTAL LIABILITIES	                  2,224,296 	   2,354,922 	    2,281,668

STOCKHOLDERS' EQUITY
Preferred stock, no par value;
 2,000,000 shares authorized;
there were no shares issued and
 outstanding for the periods presented	        -  	          - 	            -
Common stock, par value $2.50 per
 share; 24,000,000 shares authorized;
 17,419,660 shares issued and 13,328,741
outstanding on March 31, 2000;
 17,390,496 shares issued and
13,309,577 outstanding on December 31,
1999; 17,377,460 shares issued and
 13,331,541 outstanding on
March 31, 1999                          	43,549	        43,476        	43,444
Treasury stock at cost, 4,090,919
 shares on March 31,2000; 4,080,919
 shares on December 31, 1999; and
4,045,919 shares on March 31, 1999     	(65,824)      	(65,725)	      (65,155)
Surplus	                                 65,838        	65,686        	65,648
Retained earnings                      	104,905       	104,294        	94,895
Accumulated other comprehensive income	 (35,302)	      (35,174)        (3,128)
TOTAL STOCKHOLDERS' EQUITY 	            113,166        112,557        135,704
	   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY            	$ 2,337,462   	$ 2,467,479   	$ 2,417,372

See accompanying notes to consolidated financial statements.

                            	USBANCORP, INC.
                    	CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share data)
                             Unaudited

            	                                        Three Months Ended
                                                          March 31
                                               	    2000          1999
INTEREST INCOME
Interest and fees on loans and loans held for sale:
         Taxable                                   	$ 21,677	     $ 20,938
         Tax exempt                                    	 656         	 557
   Deposits with banks                                   	33           	32
   Investment securities:
      Available for sale                             	19,106       	10,751
      Held to maturity                                     -       	 7,946
          Total Interest Income                       41,472	       40,224

INTEREST EXPENSE
   Deposits                                        	  10,838	       10,116
   Federal funds purchased and securities
      sold under agreements to repurchase           	    840	        1,204
   Other short-term borrowings                        	1,790	        1,589
   Advances from Federal Home Loan Bank               11,823     	  10,329
   Guaranteed junior subordinated deferrable
         interest  debentures 	                          740	          740
   Long-term debt                                         82	          101
         Total Interest Expense                   	   26,113     	  24,079

NET INTEREST INCOME                                   15,359	       16,145
   Provision for loan losses                             249	          375

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                        15,110	       15,770

NON-INTEREST INCOME
   Trust fees                                         	1,324	        1,228
   Net realized (losses) gains on investment
          securities                                	   (889)	         296
   Net realized gains on loans held for sale             308	        1,347
   Wholesale cash processing fees                      	 120	          175
   Service charges on deposit accounts                   870	          853
   Net mortgage servicing fees                        	  190        	  138
   Bank owned life insurance                           	 437	          419
   Other income                                        1,541	        1,728
         Total Non-Interest Income                 	   3,901      	  6,184

NON-INTEREST EXPENSE
   Salaries and employee benefits                   	  8,184      	  7,983
   Net occupancy expense                           	   1,288	        1,186
   Equipment expense                                  	1,154	        1,022
   Professional fees                                  	  865	          700
   Supplies, postage, and freight                      	 663	          694
   Miscellaneous taxes and insurance                	    516	          493
   FDIC deposit insurance expense                     	   62	           68
   Amortization of goodwill and core deposit
       intangibles                                     	 792 	         712
   Impairment charge (credit) for mortgage
       servicing rights                                 	(55)           	-
   Spin-off costs                                       	593	            -
   Other expense                                    	  2,935	        2,244
         Total Non-Interest Expense               	 $ 16,997    	 $ 15,102

	CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE
(In thousands, except per share data)
 Unaudited

                                                    	 Three Months Ended
                                                    	     March 31
     	                                               	2000      1999

INCOME BEFORE INCOME TAXES                            $ 2,014	 $ 6,852
   Provision (credit) for income taxes             	    (597)	   1,816

NET INCOME                                            $ 2,611 	$ 5,036

PER COMMON SHARE DATA:
   Basic:
      Net income                                    	$   0.20	 $   0.37
      Average shares outstanding                  	13,318,966	13,445,841
   Diluted:
      Net income                                    	$   0.20 	$   0.37
      Average shares outstanding                   13,330,006	13,604,163
   Cash dividends declared                           $   0.15 	$   0.14

See accompanying notes to consolidated financial statements.

	USBANCORP, INC.
	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	(In thousands)
	Unaudited

                                           	March 31, 2000	March 31, 1999

PREFERRED STOCK

	Balance at beginning of period	              $         -  	$          -
	Balance at end of period		                             -	             -

COMMON STOCK

Balance at beginning of period	                    43,476	        43,375
Stock options exercised		                              73	            69
Balance at end of period		                         43,549        	43,444

TREASURY STOCK

Balance at beginning of period	                   (65,725)      	(61,521)
Treasury stock, at cost		                             (99)     	  (3,634)
Balance at end of period	                        	(65,824)      	(65,155)

CAPITAL SURPLUS

	Balance at beginning of period	                  	65,686       		65,495
	Stock options exercised		                            152		          153
	Balance at end of period	                        	65,838	       	65,648

RETAINED EARNINGS

	Balance at beginning of period	                 	104,294	       	91,737
	Net income	                                       	2,611        		5,036
	Cash dividends declared		                         (2,000)      		(1,878)
	Balance at end of period	                       	104,905       		94,895

ACCUMULATED OTHER
COMPREHENSIVE INCOME

	Balance at beginning of period	                 	(35,174)       		2,584
	Other comprehensive income
	   (loss), net of tax		                             (128)      		(5,712)
	Balance at end of period	                       	(35,302)      		(3,128)


	TOTAL STOCKHOLDERS' EQUITY                    	$ 113,166	    	$ 135,704
See accompanying notes to consolidated financial statements.

USBANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	(In thousands)
	Unaudited
                                                        		Three Months Ended
		                                                              March 31
                                                           2000      	1999
OPERATING ACTIVITIES
Net income	                                             $    2,611	$    5,036
Adjustments to reconcile net income to net cash
   provided by operating activities:
Provision for loan losses                                   	  249     	  375
Depreciation and amortization expense                         	724 	      628
Amortization expense of goodwill and core deposit
     intangibles                                              	792       	712
Amortization expense of mortgage servicing rights             	481       	770
Net amortization of investment securities                     	 55        378
Net realized losses (gains) on investment securities	          889      	(296)
Net realized gains on loans and loans held for sale          	(308)   	(1,347)
Origination of mortgage loans held for sale               	(51,729	  (132,978)
Sales of mortgage loans held for sale                      	61,970   	140,851
Decrease in accrued income receivable	                         501    	    92
Increase in accrued expense payable	                        (2,062)      (853)
Net cash provided by operating activities	                  14,173	    13,368

INVESTING ACTIVITIES
Purchases of investment securities and other short-term
 investments - available for sale                         	(39,696) 	(248,182)
Purchases of investment securities and other short-term
 investments - held to maturity                                 	-   	(13,843)
Proceeds from maturities of investment securities and
   other short-term investments - available for sale	       35,204    	26,592
Proceeds from maturities of investment securities and
   other short-term investments - held to maturity	              -    	28,856
Proceeds from sales of investment securities and
   other short-term investments - available for sale	      124,507   	184,830
Long-term loans originated                               	 (53,899) 	 (78,976)
Loans held for sale                                       	(17,704)  	(62,022)
Principal collected on long-term loans                     	67,218  	 126,069
Loans purchased or participated	                           (10,000)    (9,734)
Loans sold or participated                                  	1,329         	-
Net (increase) decrease in credit card receivable and
 other short-term loans	                                      (936) 	   2,016
Purchases of premises and equipment                          	(711)    (1,058)
Sale/retirement of premises and equipment                     	122   	    104
Net decrease in assets held in trust for collateralized
 mortgage obligation                                           	77       	270
Net increase in mortgage servicing rights	                     (89)	     (700)
Net increase in other assets	                               (1,704)   (10,434)
Net cash provided (used) by investing activities	          103,718 	  (56,212)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	            158,558  	 101,032
Payments for maturing certificates of deposit	            (122,969)  	(35,947)
Net (decrease) increase in demand and savings deposits	    (29,292)   	14,783
Net increase (decrease) in federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings                        	171,188	   (27,604)
Net principal paydowns of advances from Federal Home
   Loan Bank                                    	         (303,754)	   (1,265)
	Repayments of long-term debt    	                            (700)     	(343)
Common stock cash dividends paid	                           (2,000)     	(811)
Guaranteed junior subordinated deferrable interest
  debenture dividends paid	                                   (729)     	(729)
Proceeds from dividend reinvestment, stock
   purchase plan, and stock options exercised                 	225       	222
Purchases of treasury stock      	                             (99) 	  (3,634)
Net (decrease) increase in other liabilities	                 (866)    (3,884)
Net cash (used) provided by financing activities	         (130,438)    41,820

NET DECREASE IN CASH EQUIVALENTS	                          (12,547) 	  (1,024)

CASH EQUIVALENTS AT JANUARY 1	                              55,434 	   38,940
CASH EQUIVALENTS AT MARCH  31	                            $ 42,887 	 $ 37,916
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

The consolidated financial statements include the accounts of USBANCORP, Inc. (the "Company") and its wholly-owned subsidiaries, U.S. Bank ("U.S. Bank"), Three Rivers Bank and Trust Company ("Three Rivers Bank"), USBANCORP Trust and Financial Services Company ("Trust Company"), UBAN Associates, Inc., ("UBAN Associates") and United Bancorp Life Insurance Company ("United Life"). In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, loan policy, and marketing. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. On April 1, 2000, the Company successfully completed the spin-off of its Pittsburgh based Three Rivers Bank subsidiary to its shareholders.

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

With respect to the unaudited consolidated financial information of the Company for the three month periods ended March 31, 2000, and 1999, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated April 14, 2000, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1999, numbers are derived from audited financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's "Annual Report and Form 10-K" for the year ended December 31, 1999.

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

                                                    Three Months Ended
                                                			 March 31,	 March 31,
                                           	          2000       1999

Net income                                          	 $2,611 	 $5,036

Other comprehensive income, before tax:

Unrealized holding gains(losses) on
  investment securities                                1,071   (7,475)
Less: reclassification adjustment for losses
   (gains) included in net income                  	    889      (296)
Other comprehensive income(loss) before tax         	  (182)	  (7,771)
Income tax expense(credit) related to items
  of other comprehensive income                         (54)	  (2,059)
Other comprehensive income(loss), net of tax        	  (128)	  (5,712)
Comprehensive income                               $  2,483  $   (676)

5.   Consolidated Statement of Cash Flows

On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $3,477,000 in income tax payments in the first three months of 2000 as compared to $4,930,000 for the first three months of 1999. Total interest expense paid amounted to $28,090,000 in 2000's first three months compared to $24,932,000 in the same 1999 period.

6.   Investment Securities

Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation/(depreciation) excluded from income and credited/(charged) to a separate component of shareholders' equity on a net of tax basis. The mark-to-market of the available for sale portfolio does inject more volatility in the book value of equity, but has no impact on regulatory capital. Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold. The book and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale:

                                        			 March 31, 2000
                                           	Gross      	Gross
                                	Book     	Unrealized	Unrealized	Market
                                	Value    	Gains     	Losses    	Value
  U.S. Treasury	               $   15,836	$     -    	$   (139) 	$   15,697
  U.S. Agency                     	43,704     	 -     	 (2,479)     	41,225
  State and municipal  	           97,253   	  96	      (6,367)    	 90,982
  U.S. Agency mortgage-backed
     securities                  	880,421    	157     	(44,658)    	835,920
  Other securities(1)              83,505	     39	      (1,185)	     82,359
       Total                  	$1,120,719	$   292  	$  (54,828) 	$1,066,183

(1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At March 31, 2000, 97.2% of the portfolio was rated "AAA" compared to 97.6% at March 31, 1999. Approximately 1.7% of the portfolio was rated below "A" or unrated on March 31, 2000.

7.	Loans Held for Sale

At March 31, 2000, $17,704,000 of newly originated fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.
 Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

8.	Loans

The loan portfolio of the Company consists of the following
(in thousands):

                                        March 31    December 31     March 31
	                                         2000    	     1999  	       1999
     Commercial                        	$171,969   	$152,042       	$150,644
     Commercial loans secured
        by real estate                  	400,051	    406,927	        352,800
     Real estate - mortgage	             449,879	    452,507	        448,185
     Consumer	                            67,684	     70,983	         73,331
        Loans	                         1,089,583	  1,082,459	      1,024,960
     Less:  Unearned income	               7,577       8,408	          4,880
     Loans, net of unearned income   	$1,082,006	 $1,074,051	     $1,020,080

Real estate-construction loans were not material at these presented dates and comprised 4.7% of total loans net of unearned income at March 31, 2000. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

 The maintenance of a general unallocated reserve to accommodate inherent risk in the Company's portfolio that is not identified through the Company's specific loan and portfolio segment reviews discussed above. Management recognizes that there may be events or economic factors that have occurred effecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at a specific loan or portfolio segment reserves. Therefore, the company and its Board of Directors believe a general unallocated reserve is needed to recognize the estimation risk associated with the specific and formula driven allowances. In conjunction with the establishment of the general unallocated reserve, the Company also looks at the total allowance for loan losses in relation to the size of the total loan portfolio, the level of non-performing assets and its coverage of these items as compared to peer banks.

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

The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $500,000 within an 12 month period. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                            Three Months Ended   Year Ended
                                             	  March 31,        December 31,
	                                           2000         1999	      1999
Balance at beginning of period	             $ 10,350 	 $ 10,725 	 $ 10,725
Charge-offs:
     Commercial                           	      171       	168    	 1,802
     Real estate-mortgage  	                     269 	      210	       625
     Consumer   	                                 67        234 	      576
     Total charge-offs  	                        507        612 	    3,003

Recoveries:
     Commercial                             	     37    	   125 	      295
     Real estate-mortgage    	                   271      	 102     	  199
     Consumer     	                               46	        45        234

     Total recoveries  	                         354 	      272 	      728

Net charge-offs                              	   153      	 340     	2,275
Provision for loan losses             	          249 	      375 	    1,900
Balance at end of period   	                $ 10,446 	 $ 10,760 	 $ 10,350

As a percent of average loans and loans held
     for sale, net of unearned income:
     Annualized net charge-offs 	              0.06%   	  0.13%	     0.21%
     Annualized provision for loan losses  	   0.09     	 0.14     	 0.18
Allowance as a percent of loans and loans
     held for sale, net of unearned income
     at period end                             0.95     	 0.99     	 0.94
Total classified loans            	         $22,716   	 $25,339 	 $24,049

(For additional information, refer to the "Provision for Loan
Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations on pages 26 and 28, respectively.)

10.	Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $2,491,000 and $1,690,000 being specifically identified as impaired and a corresponding allocation reserve of $500,000 and $969,000 at March 31, 2000, and March 31, 1999, respectively. The average outstanding balance for loans being specifically identified as impaired was $2,330,000 for the first three months of 2000 compared to $1,725,000 for the first three months of 1999. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first three months of 2000 or 1999.

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

                         March 31, 2000   December 31, 1999   March 31, 1999
		                            Percent of	        	Percent of	      	Percent of
                             	Loans in          		Loans in        		  Loans in
		                            Each              		Each 	           	  Each
		                            Category          		Category 	       	  Category
                      	Amount	to Loans    	Amount	to Loans  	Amount	  to Loans
Commercial	        $    1,829	15.6%	      $ 1,991	13.9%	     $  1,870	13.9%
Commercial
 loans secured
 by real estate	        3,226	36.4         	2,928	37.1         	2,098	32.6
Real Estate -
  mortgage	               829	42.5           	791	43.3           	991	47.2
Consumer	                 665	 5.5           	631	 5.7           	620	 6.3
Allocation to
  general risk      	   3,897	   -      	   4,009    -     	    5,181	   -
     Total           	$10,446	100.0%     	$10,350	100.0%     	$10,760	100.0%

Even though real estate-mortgage loans comprise approximately
43% of the Company's total loan portfolio, only $829,000 or 7.9% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.
The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experienced in these categories, and other qualitative factors.

 The Company has strengthened its allocations to the commercial segments of the loan portfolio over the past two quarters. Factors considered by the Company that led to increased allocations to the commercial segments of the portfolio included: the potential adverse effects of rising interest rates which began in the second half of 1999, continued growth of the commercial loan portfolio, the continued increase in concentration risk in single borrowers, and the overall growth in the average size associated with these credits.

At March 31, 2000, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 9.)

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

                                      March 31     December 31      March 31
		                                      2000		       1999      		     1999
Non-accrual loans		                   $  6,114     $ 4,928        		$ 5,840
Loans past due 90 days or more          		  85     		1,305      		      476
Other real estate owned		                6,403	   	  7,126      		    1,650
Total non-performing assets         		$ 12,602  		$ 13,359        		$ 7,966

Total non-performing assets as a
 percent of loans and loans held
 for sale, net of unearned income,
 and other real estate owned            	1.14%	     	1.21% 		         0.74%

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

                                        	Three Months Ended
                                               March 31
                                          2000     	 1999
Interest income due in accordance
   with original terms	                   $  123	    $   87
Interest income recorded	                    (67)     	  (9)
Net reduction in interest income	         $   56	    $   78

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

Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in "Other assets" on the Consolidated Balance Sheet. A summary of the off-balance sheet derivative transactions outstanding as of March 31, 2000, are as follows:

     Borrowed Funds Hedges

The Company has entered into several interest rate swaps to
hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and two years are being used to fund fixed-rate agency mortgage-backed
securities with durations ranging from three to five  years.   Under
the swap agreements, the Company pays a fixed-rate of interest and receives a floating-rate which resets either monthly or quarterly.
 For the $120 million interest rate cap, the Company only receives payment from the counter party if the federal funds rate goes above the 5.00% strike rate. The following table summarizes the interest rate swap transactions which impacted the Company's first three months of 2000 performance:

                                 		Fixed  Floating	            Impact
 Notional	     Start	  Termination	Rate	  Rate	    Repricing	  On Interest
	Amount	       Date	   Date	       Paid	  Received	Frequency	  Expense

$130,000,000	 10-25-99	10-25-00	   6.17%	 6.08% 	  Quarterly	  $  26,493
	  90,000,000	10-25-99	10-25-01	   6.41	  6.08 	   Quarterly	     73,658
	  50,000,000	10-25-99	10-25-01	   6.42   6.08 	   Quarterly     	41,583
	 120,000,000	 5-01-99	 4-30-00	   5.00	  5.75 	   Monthly     	(209,067)
							                                                          (67,333)

The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include Mellon Bank, PNC and First Union) in the interest rate swap agreements is remote. The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate floors outstanding at March 31, 2000, or March 31, 1999.

13.   Goodwill and Core Deposit Intangible Assets

USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $12.1 million of goodwill and $12.8 million of core deposit intangible assets on its balance sheet. $10 million of this core deposit intangible was established in the first quarter of 1999 with the purchase of the First Western branches. A rollforward of the Company's intangible asset balances is as follows (in thousands):

     Balance at December 31, 1999	        		 	$ 25,655
     Amortization expense				                     (792)
     Balance at March 31, 2000		          	 	 $ 24,863

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

                Remaining 2000          		 $    2,485
                      2001	 	             	     3,112
                      2002		                 	  3,112
                      2003		                 	  3,112
                      2004		                 	  2,684
                2005 and after	              	 10,358

14.  Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at March 31, 2000, (in thousands, except percentages):

	    Type                 		Maturing	        Amount	          Weighted
					                                                         Average
					                                                         Rate

	Open Repo Plus		           Overnight	       $   183,650	     6.62%

	  Advances and		           2000	                405,000	      5.53
 		wholesale   	  	         2001	                110,126	      6.17
	repurchase	     	          2002	                  8,500	      7.06
     	agreements 	 	        2003	                  3,750	      6.61
			                         2004 and after	      125,869	      5.99

Total Advances and		                         	   653,245      	5.75
wholesale repurchase
agreements

Total FHLB Borrowings		                         $836,895      	5.94%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2000, the Company meets all capital adequacy requirements to which it is subject.

As of March 31, 2000, and 1999, as well as, December
31, 1999, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category.

                                                      		  	  To Be Well
                                             		              Capitalized Under
                                		        For Capital        Prompt Corrective
As of March 31, 2000    Actual       		   Adequacy Purposes  Action Provisions
                        Amount     Ratio  Amount     Ratio   Amount      Ratio
Total Capital (to Risk          (In thousands, except ratios)
  Weighted Assets)
    Consolidated	       $  167,736	14.09%	$   95,245	 8.00%	$  119,057	10.00%
    U.S. Bank	              90,829	14.10     	51,550	 8.00     	64,438	10.00
    Three Rivers Bank	      73,597	13.58     	43,359	 8.00     	54,199	10.00

Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated	          157,290	13.21  	   47,623	 4.00  	   71,434	 6.00
    U.S. Bank	              85,508	13.27     	25,775	 4.00     	38,663	 6.00
    Three Rivers Bank	      68,472	12.63     	21,680	 4.00     	32,519	 6.00

Tier 1 Capital (to Average
  Assets)
    Consolidated	          157,290	 6.57  	   95,802	 4.00  	  119,753	 5.00
    U.S. Bank	              85,508	 6.54     	52,310	 4.00     	65,387	 5.00
    Three Rivers Bank	      68,472	 6.34     	43,207	 4.00     	54,009	 5.00


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

Community banking includes the deposit-gathering branch franchise along with lending to both individuals and businesses. Lending activities include commercial and commercial real-estate loans, residential mortgage loans and direct consumer loans. Mortgage banking includes the servicing of mortgage loans and the origination of residential mortgage loans through a wholesale broker network. The trust segment has two primary business divisions, institutional trust and personal trust. Institutional trust products and services include 401(k) plans, defined benefit and defined contribution employee benefit plans, individual retirement accounts, and collective investment funds for trade union pension funds. Personal trust products and services include personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management.

The contribution of the major business segments to the consolidated results for the first three months of 2000 and 1999 were as follows (in thousands, except ratios):

March 31, 2000	    Community Banking	  Mortgage Banking	  Trust	   Investment/Parent	  Total
Net Income	        $       2,099	      $     (267)	       $    205	$        574	       $     2,611
Risk adjusted
  return on equity	         11.7%	          (13.3)%	          30.0%	       6.9% 	             9.3%
Total assets	      $1,073,960	         $44,068	           $1,814	   $1,217,620	        $2,337,462

March 31, 1999	    Community Banking	  Mortgage Banking	  Trust	    Investment/Parent	 Total

Net Income	        $    1,925	         $      312	        $   180	  $        2,619	    $     5,036
Risk adjusted
  return on equity	       9.9%	              15.0%	          23.2%	          21.1%	          14.4%
Total assets	      $986,786	           $70,058	           $1,679	   $1,358,849	        $2,417,372

17.  Tax-Free Spin-Off of Three Rivers Bancorp

On April 1, 2000, the Company executed its Board approved tax-free spin-off of its Three Rivers Bank subsidiary. Shareholders received one share of the new Three Rivers Bancorp (NASDAQ: TRBC) common stock for every two shares of USBANCORP common stock that they owned. The distribution of the Three Rivers Bancorp shares did not change the number of USBANCORP common shares outstanding. Standard Mortgage Company (SMC), a mortgage banking company, previously a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to the Company prior to consummation of the Three Rivers Bank spin-off.

The accompanying USBANCORP Pro Forma Condensed Consolidated Financial Statements should be read in conjunction with the historical consolidated financial statements and notes thereto. The USBANCORP pro forma condensed consolidated income statements assumes that the dividend to shareholders occurred on January 1, 1999, and the pro forma condensed consolidated balance sheet assumes that the dividend occurred on March 31, 2000. The pro forma condensed consolidated financial information is presented for informational purposes only and does not purport to reflect the results of operations or financial position of USBANCORP or Three Rivers Bancorp or the results of operations or financial position that would have occurred had USBANCORP or Three Rivers Bancorp been operated as a separate, independent company. The pro forma adjustments to the accompanying historical consolidated statements of income and the consolidated balance sheets are set forth below.

	Pro Forma Condensed Consolidated Statements of Income

                                          	Three Rivers
                                USBANCORP 	Bancorp		              USBANCORP
                                Historical	Historical  		         Pro Forma
	                             Period Ended	Period Ended		         Period Ended
	                                March 31,  	March 31,	  	         March 31,
                                  	2000	       2000	    Adjustment	  2000
		                            (Unaudited in thousands, except per share data)

Total interest income	           $ 41,472	   $ 18,100	   $    -    $ 23,372
Total interest expense	            26,113	     11,011	    	          15,102
Net interest income	               15,359	      7,089		               8,270
Provision for loan losses	            249	        150		                  99
Net interest income after
   Provision for loan losses	      15,110	      6,939		               8,171
Total non-interest income	          3,901	        623		               3,278
Total non-interest expense	        16,997	      6,589	     117(A)  	 10,525
Income before income taxes	         2,014	        973    	(117)        	924
Provision for income taxes	          (597)  	    (477) 	   (35)(B)	    (155)
Net income	                      $  2,611	   $  1,450	  $  (82)   	$  1,079
Diluted earnings per share 	     $   0.20	          -	  $(0.12)   	$   0.08
Average shares outstanding        	13,330	          -	       -      	13,330

                                           		Three Rivers
                                	USBANCORP	  Bancorp		             USBANCORP
                                	Historical	 Historical		          Pro Forma
                                	Year Ended	 Year Ended		          Year Ended
                                	December 31,December 31,        		December 31,
                                	1999	       1999	      Adjustment	1999
	                              	(Unaudited in thousands, except per share data)

Total interest income	          $ 165,188	   $ 70,816	  $      -    	$ 94,372
Total interest expense	            99,504	     41,082		                58,422
Net interest income	               65,684	     29,734		                35,950
Provision for loan losses	          1,900	        300		                 1,600
Net interest income after
   Provision for loan losses	      63,784	     29,434		                34,350
Total non-interest income	         24,374	      5,653		                18,721
Total non-interest expense	        60,815	     21,027	       469(A)   	40,257
Income before income taxes	        27,343     	14,060	      (469)     	12,814
Provision for income taxes	         6,922	      4,090   	   (142)(B)    2,690
Net income	                     $  20,421	   $  9,970	   $  (327)  	$  10,124
Diluted earnings per share     	$    1.52	          -	   $ (0.77)   	$   0.75
Average shares outstanding	        13,451	          -	         -      	13,451

	Pro Forma Condensed Consolidated Balance Sheet

                                           		Three Rivers
                       	USBANCORP	   Bancorp		                   USBANCORP
                       	Historical	  Historical		                Pro Forma
                       	Period Ended	Period Ended		              Period Ended
                       	March 31,   	March 31,	            	     March 31,
                       	2000	        2000	         Adjustment	   2000
                               		(Unaudited in thousands)
ASSETS
Cash and due from banks $     42,887	$      16,979	$     (82)(A)	$      25,826
Investment securities     	1,066,183	      465,451	                   	600,732
Loans	                     1,089,264	      471,397		                   617,867
Other assets	                139,128	       55,276	   10,159(C)        	94,011
Total Assets	           $  2,337,462	$   1,009,103	$  10,077    	$   1,338,436

LIABILITIES
Deposits	               $  1,237,238	$     569,898	$         -  	$     667,340
Total borrowed funds	        966,576	      375,351	                   	591,225
Other liabilities	            20,482	        8,520	                    	11,962
Total Liabilities	         2,224,296	      953,769	                 	1,270,527
Total stockholders' equity   113,166	       55,334	   10,077(A),(C)     67,909
Total Liabilities and
   Stockholders' Equity	$  2,337,462	$   1,009,103 $  10,077     	$  1,338,436


Notes to unaudited pro forma condensed consolidated financial statements:

(A) To record the additional incremental expenses USBANCORP expects to incur that were previously allocated to and paid by Three
Rivers Bank.

(B) To record the income tax impact of the above expenses at the Company's historical effective tax rate.

(C) To record the distribution by Three Rivers Bank of all of the outstanding shares of the capital stock of Standard Mortgage
Corporation (SMC) to USBANCORP, so that SMC will be a wholly owned subsidiary of USBANCORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")

 .....PERFORMANCE OVERVIEW..... The Company's net income for the first quarter of 2000 totaled $2.6 million or $0.20 per share on a diluted basis. These results include the consolidated results of Three Rivers Bank because the spin-off did not occur until April 1, 2000. The Company's return on equity (ROE) for the first quarter of 2000 averaged 9.26%. This represents a decrease from the $5.0 million or $0.37 per diluted share earned in the first quarter of 1999. The Company's ROE in the first quarter of 1999 averaged 14.49%.

Factors that contributed to the lower earnings in the first quarter of 2000 included a higher level of non-interest expense, reduced non-interest income, and a lower level of net interest income. The higher non-interest expense resulted primarily from a $735,000 write-down of an other real estate owned property held at Three Rivers Bank and $593,000 in costs associated with the Three Rivers Bank spin-off. The lower non-interest income was due to a $889,000 loss realized on the sale of $125 million of investment securities as the Company used the proceeds from the sale to paydown short-term borrowings and delever its balance sheet. Additionally, a $1.0 million reduction in gains realized on mortgage loan sales also contributed to the reduced non-interest income. A 20 basis point reduction in the net interest margin caused net interest income to decline by $786,000. These negative items were partially offset by reduced income tax expense. During the first quarter of 2000, the Internal Revenue Service completed its examination of the Company's tax returns through the 1997 tax year. As a result of the successful conclusion of this examination, the Company was able to reduce its first quarter tax expense by approximately $900,000. The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios):

                                		 Three Months Ended   Three Months Ended
                                   March 31, 2000       March 31, 1999
 Net income         	              $ 2,611             	$ 5,036
 Diluted earnings per share       	   0.20               	 0.37
 Cash earnings per share              0.25	                0.42
 Return on average equity       	     9.26%         	     14.49%
 Return on average assets       	     0.43               	 0.85
 Average diluted common
    shares outstanding            	 13,330            	  13,604

 .....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.
 It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the first quarter of 2000 to the first quarter of 1999 (in thousands, except percentages):

	                              Three Months Ended
                                     March 31,
                          	    2000   	     1999  	   $ Change  	% Change
Interest income	               $ 41,472    	$ 40,224  1,248    	 3.1
Interest expense	                26,113   	   24,079  2,034   	  8.4
Net interest income	             15,359      	16,145 	 (786)   	(4.9)
Tax-equivalent
   adjustment	                      657          773   (116)  	  (15.0)
Net tax-equivalent
   interest income	            $ 16,016   	 $ 16,918   (902)     	(5.3)

Net interest margin	              2.75% 	       2.95% 	(0.20)%	    N/M

N/M - Not meaningful

USBANCORP's net interest income on a tax-equivalent basis decreased by $902,000 or 5.3% due to the negative impact of a 20 basis point decline in the net interest margin to 2.75%. This drop in the net interest margin was caused by a 26 basis point increase in the cost of funds due to higher costs for both borrowings and deposits. This increase in the cost of funds more than offset the benefit of a four basis point increase in the earning asset yield due to a higher loan portfolio yield.

 ...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first quarter of 2000 increased by $1.1 million or 2.8% when compared to the same 1999 period. This increase was due to the previously mentioned four basis point increase in the earning asset yield and a higher level of earning assets. Total average earning assets were $40 million higher in the first quarter of 2000 due to an $18 million or 1.7% increase in total loans and a similar $19 million increase in investment securities. The Company was able to continue to achieve solid loan growth in the commercial and commercial mortgage loan categories which more than offset lower balances of residential mortgage loans due to the higher interest rate environment. This shift within the loan portfolio towards higher yielding commercial loans was a key factor contributing to the 12 basis point improvement in the total loan portfolio yield to 8.23%. The yield on total investment securities decreased by three basis points to 6.46% as slower prepayment speeds have extended the duration of the portfolio which has limited repricing opportunities in the higher interest rate environment experienced in the first quarter of 2000. The Company did sell approximately $125 million of investment securities in March of 2000 and used the proceeds from the sale to paydown short-term borrowings. While this balance sheet repositioning strategy had only limited impact on the average securities balances and investment portfolio yield in the first quarter of 2000, it helped reduce the Company's exposure to rising short-term interest rates in the future.

The Company's total interest expense for the first quarter of 2000 increased by $2.0 million or 8.4% when compared to the same 1999 quarter. This higher interest expense was due primarily to a 26 basis point increase in the cost of funds to 4.96% which caused interest expense to rise by $1.5 million. Interest rates, particularly short rates such as fed funds and 90 day libor, were 125 basis points higher in the first quarter of 2000 as compared to the first quarter of 1999. These higher interest rates contributed to a 35 basis point increase in the cost of borrowings to 5.88% and a 17 basis point increase in the cost of deposits to 4.07%. The remainder of the increase in interest expense was due to a $39 million increase in average interest bearing liabilities which was used to fund the earning asset growth. The growth in interest bearing liabilities included an $18 million increase in interest bearing deposits and a $21 million increase in borrowed funds. The Company expects to continue to experience net interest margin pressure in 2000 due to anticipated further interest rate increases which will negatively impact the cost of funds.

It is recognized that interest rate risk does exist from the Company's use of borrowed funds to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $390 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 12.) Additionally, the maximum amount of leveraging the Company can perform is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to ?7.5% and net income variability to ?15% over a twelve month period. (See further discussion under Interest Rate Sensitivity). The Company also has asset liability policy parameters which limit the maximum amount of total short-term borrowings and FHLB advances to 40% of total assets. At March 31, 2000, the Company was in compliance with each of these internal policy requirements.

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

Three Months Ended March 31 (In thousands, except percentages)

                   	              	          2000               	             1999
                                     		      Interest                			      Interest
                               	Average	     Income/  	Yield/	  Average	      Income/  	Yield/
                               	Balance	     Expense  	Rate    	Balance 	     Expense 	 Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	           $ 1,084,386 	$ 22,520	 8.23%	   $  1,066,527 	$ 21,682	 8.11%
   Deposits with banks	               7,066       	33	 1.83  	         3,602 	      32	 3.51
   Total investment
         securities	              1,209,988 	  19,576	 6.46     	  1,190,933 	  19,283	 6.49

 Total interest earning
   assets/interest income	        2,301,440   	42,129 	7.30       	2,261,062 	  40,997	 7.26
Non-interest earning assets:
   Cash and due from banks	          37,318 			                       35,757
   Premises and equipment	           18,876 			                       18,126
   Other assets	                     72,709                       			103,074
   Allowance for loan
      losses  	                     (10,420)			                      (10,829)
TOTAL ASSETS	                    $2,419,923 			                   $2,407,190

Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand      	$   90,686	  $    212  0.94% 	   $   93,750	 $    230 	0.99%
   Savings	                         163,498	       686 	1.69        	170,845	      662 	1.57
   Money markets	                   179,651	     1,804	 4.04    	    176,350	    1,439 	3.31
   Other time	                      635,968	     8,136 	5.15     	   611,209	    7,785 	5.17
   Total interest bearing
      deposits	                   1,069,803	    10,838 	4.07    	  1,052,154	   10,116 	3.90

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other short-term
        borrowings	                 181,664	     2,630 	5.73    	    228,829	    2,793 	4.91
   Advances from Federal
      Home Loan Bank 	              822,331	    11,823 	5.78    	    751,655	   10,329 	5.57
   Guaranteed junior subordinated
      deferrable interest
      debentures	                    34,500	       740  8.58    	     34,500	      740 	8.58
   Long-term debt	                    6,697	        82  4.92    	      8,934	      101	 4.58
Total interest bearing
   liabilities/interest expense  	2,114,995	    26,113 	4.96    	  2,076,072	   24,079 	4.70
Non-interest bearing liabilities:
   Demand deposits	                 167,278	                       		165,010
   Other liabilities	                24,187                        			25,114
   Stockholders' equity	            113,463			                       140,994
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY         	$2,419,923                    			$2,407,190

Interest rate spread		                                 	2.34           			              2.57
Net interest income/
   net interest margin                        		16,016 	2.75%      		           16,918 	2.95%
Tax-equivalent adjustment		                       (657)	         		               (773)
Net Interest Income		                          $15,359       			               $16,145

 ..PROVISION FOR LOAN LOSSES..... The Company's provision for loan losses for the first quarter of 2000 totaled $249,000 or 0.09% of average total loans. This provision level exceeded net-charge-offs for the quarter which amounted to $153,000 or 0.06% of average loans. Both the provision and net charge-offs in the first quarter of 2000 were lower than the prior year first quarter. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses at each subsidiary bank on a quarterly basis. (See further discussion in Note 9 and the Allowance for Loan Losses section of the MD&A.) At March 31, 2000, the allowance for loan losses totaled $10.4 million or 0.95% of total loans and 83% of total non-performing assets. The Company expects its provision level to at a minimum match and more likely exceed net-charge-offs through the remainder of 2000. This is due to the inherent risk in the loan portfolio resulting from increased holdings of commercial and commercial real estate loans.

 .....NON-INTEREST INCOME..... Non-interest income for the first quarter of 2000 totaled $3.9 million which represented a $2.3 million or 37% decrease when compared to the first quarter of 1999.
 This decrease was primarily due to the following items:

  an $889,000 loss realized on the sale of $125 million of investment securities in the first quarter of 2000. The Company used the proceeds from the sale to paydown short-term borrowings and delever its balance sheet. This balance sheet repositioning strategy helped reduce the Company's exposure to rising short-term interest rates. When compared to the $296,000 gain realized in the first quarter of 1999, this represents a net unfavorable change of $1.2 million.

  a $1 million decrease in gains realized on loans held for sale as a significant drop in mortgage refinancing activity has reduced both the volume and spread on loan sales into the secondary market in the first quarter of 2000.

  a $96,000 or 7.8% increase in trust fees to $1.3 million in the first quarter of 2000. This trust fee growth reflects increased assets under management due to the profitable expansion of the Company's trust operations.

 .....NON-INTEREST EXPENSE..... Non-interest expense for the first quarter of 2000 totaled $17.0 million which represented a $1.9 million or 12.5% increase when compared to the same 1999 quarter.
This increase was primarily due to the following items:

 a $691,000 increase in other expense due entirely to a $735,000 write-down of an other real estate owned property held at Three Rivers Bank. The write-down of this non-performing commercial asset was needed to better reflect its anticipated net realizable value.

 the recognition of $593,000 in costs related to the spin-off of Three Rivers Bank. These costs related to severance and personnel matters, certain investor relations costs, and system and facility changes. The remaining costs associated with the spin-off should approximate $1.8 million pre-tax and will be expensed in the second quarter of 2000 in conjunction with the April 1st distribution date of the Three Rivers Bancorp stock to USBANCORP shareholders.

 a $201,000 or 2.5% increase in salaries and employee benefits. Approximately $100,000 of this increase related to severance costs associated with a downsizing in the Company's mortgage banking subsidiary due to reduced loan production volumes.
The remainder of the increase was caused by increased incentive compensation and higher medical insurance premiums.

 a $165,000 increase in professional fees due to higher legal fees and other professional fees.

 .....INCOME TAX EXPENSE..... The Company's recognized a net credit for income taxes of $597,000 in the first quarter of 2000. During the first quarter of 2000, the Internal Revenue Service completed its examination of the Company's tax returns through the 1997 tax year. As a result of the successful conclusion of this examination, the Company was able to reduce its first quarter income tax expense by $925,000 due to the reversal of a valuation allowance and accrued income taxes. Excluding this item, the Company's first quarter tax provision amounted to $328,000 or an effective rate of 16.3%. This represented a decline from the $1.8 million provision or 26.5% effective tax rate recognized in the first quarter of 1999 due to a reduced level of pre-tax income and a comparable level of tax-free income. Net deferred income taxes of $13.6 million have been provided as of March 31, 2000, on the differences between taxable income for financial and tax reporting purposes.

 .....NET OVERHEAD BURDEN..... The Company's efficiency ratio (non-
interest expense divided by total revenue) increased significantly to 85.3% in the first quarter of 2000 due to the previously discussed unusually high non-interest expenses and reduced level of non-interest income. The Company estimates that on a core basis the efficiency ratio averaged approximately 74.8% which compared unfavorably to the 65.4% efficiency ratio reported in the first quarter of 1999. Factors contributing to the higher efficiency ratio included lower net interest income and reduced revenue from the mortgage banking operation. The amortization of intangible assets also creates a $3.1 million annual non-cash charge that negatively impacts the efficiency ratio. The efficiency ratio for the first quarter of 2000, stated on a cash basis excluding the intangible amortization, was 81.4% or approximately 4.0% lower than the reported efficiency ratio of 85.3%.

 .....BALANCE SHEET..... The Company's total consolidated assets were
$2.337 billion at March 31, 2000, compared with $2.467 billion at December 31, 1999, which represents a decrease of $130 million or 5.3% due to deleveraging of the balance sheet. As previously mentioned, the Company sold $125 million of investment securities and used the proceeds to paydown short term borrowings. Total loans and loans held for sale increased by approximately $4 million due to continued growth in commercial loans which more than offset lower balances of residential mortgage and consumer loans. Cash balances dropped by $12 million as the Company maintained higher cash balances at December 31, 1999, in anticipation of potential deposit outflows due to Year 2000. No material deposit outflows materialized.

Total deposits increased by $6.3 million since December 31, 1999, due to higher demand deposit account balances. The Company is actively trying to grow deposit balances to enhance liquidity and reduce its dependence on borrowings in 2000. Total borrowed funds decreased by $133 million since December 31, 1999, as the Company used the proceeds from security sales to paydown short-term borrowings with the Federal Home Loan Bank. Total equity was up slightly from year-end due to growth in retained earnings. The negative balance in accumulated other comprehensive income resulting from the mark-to-market of the available for sale securities portfolio increased modestly from December 31,1999, and reduced total equity by $35.3 million at March 31, 2000.

 .....LOAN QUALITY.....The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                    	      March 31 December 31 	 March 31
                                           2000   	      1999  	     1999
     Total loan delinquency (past due
      30 to 89 days)	                     $ 10,928  	 $9,931     	$ 13,419
     Total non-accrual loans	                6,114    	4,928        	5,840
     Total non-performing assets*	          12,602   	13,359       	 7,966
     Loan delinquency, as a percentage
        of total loans and loans held
        for sale, net of unearned income     	0.99%    	0.91%        	1.24%
    Non-accrual loans, as a percentage
        of total loans and loans held
        for sale, net of unearned income     	0.56     	0.45	         0.54
     Non-performing assets, as a
        percentage of total loans and
        loans held for sale, net of
        unearned income, and other
        real estate owned	                    1.14     	1.21         	0.74

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

Between December 31, 1999, and March 31, 2000, total loan delinquency increased by $1.0 million but the delinquency ratio remained below 1.0% of total loans. Total non-performing assets decreased by $757,000 since year-end 1999 due primarily to the previously discussed write-down of an other real estate owned property at Three Rivers Bank. The balance of this non-performing asset totaled $5.3 million at March 31, 2000. At all dates presented, the Company had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                	                         March 31   December  31   March 31
	                                           2000        1999          1999
Allowance for loan losses	               $ 10,446  	$ 10,350      	$ 10,760
Allowance for loan losses as
   a percentage of each of
   the following:
     total loans and loans
       held for sale,
       net of unearned income              	0.95%     	0.94%         	0.99%
     total delinquent loans
       (past due 30 to 89 days)           	95.59   	 104.22       	  80.18
     total non-accrual loans	             170.85    	210.02        	184.25
     total non-performing assets	          82.89     	77.48        	135.07

Since December 31, 1999, the balance in the allowance for loan losses has increased by $96,000 due to the loan loss provision exceeding net charge-offs in the first quarter of 2000. The Company's allowance for loan losses at March 31, 2000, was 83% of non-performing assets and 171% of non-accrual loans.

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

The following table presents a summary of the Company's static
GAP positions (in thousands, except for the GAP ratios):

                        		       March 31     December 31     March 31
                                   2000           1999    	  	  1999

Six month cumulative GAP
RSA........................	$   551,256    	$   574,913   	$  654,486
RSL.......................   (1,103,216) 	   (1,178,167)     (910,144)
Off-balance sheet
 		   hedges...............	    270,000    	    270,000             -
GAP.......................	  $ (281,960)    	$ (333,254)  	$ (255,658)
GAP ratio..............	          0.66X  	        0.63X         0.72X
GAP as a % of total
   		   assets................	 (12.06)%	       (13.51)%	     (10.58)%
One year cumulative GAP
RSA......................  	$   769,595      	$ 788,634   	 $ 899,896
RSL......................	   (1,457,453) 	   (1,474,606)   (1,076,088)
   			Off-balance sheet
   hedges.............. 	       270,000   	     140,000   	         -
GAP......................	   $ (417,858)    	$ (545,972)  	$ (176,192)
GAP ratio.............. 	         0.65X           0.59X         0.84X
GAP as a % of total
   assets...............       	(17.88)% 	      (22.13)%	      (7.29)%


When March 31, 2000, is compared to December 31, 1999, both the Company's six month and one year cumulative GAP ratios became less negative due primarily to the deleverage strategy executed in the first quarter which resulted in the paydown of $130 million of short-term borrowings. The securities sold in the first quarter had durations approximating 5 years.

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

The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at March 31, 2000, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the March 31, 2000, levels. The Company's most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

                     Variability of                    		Change In
	Interest Rate	      Net Interest      	Variability of	  Market Value of
	Scenario	           Income	            Net Income	      Portfolio Equity

	Base	                  0%	                 0%	                0%
	Flat	                 2.0               	 6.2             	 10.5
	200bp increase	      (3.5)             	(11.1)            	(35.5)
	200bp decrease	       1.6                	8.7              	67.0

As indicated in the table, the maximum negative variability of USBANCORP's net interest income and net income over the next twelve month period was (3.5%) and (11.1%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates.
 The variability of market value of portfolio equity was (35.5%) under this interest rate scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

 .....LIQUIDITY...... Liquidity can be analyzed by utilizing the
Consolidated Statement of Cash Flows. Cash equivalents decreased by $12.5 million from December 31, 1999, to March 31, 2000, due primarily to $130 million of net cash used by financing activities. This more than offset $14.2 million of net cash provided by operating activities and $104 million of net cash provided by investing activities. Within investing activities, cash proceeds from investment security maturities and sales exceeded purchases of new investment securities by $120 million. Cash advanced for new loan fundings and purchases totaled $82 million and was approximately $13 million greater than the cash received from loan principal payments. Within financing activities, deposits increased by $6.3 million while net short-term borrowings and Federal Home Loan Bank advances were paid down by $133 million. The Company used $2.0 million of cash to pay common dividends to shareholders and $729,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures.

 .....CAPITAL RESOURCES..... As presented in Note 15, each of the
Company's regulatory capital ratios increased between December 31, 1999, and March 31, 2000, due to an increase in tangible equity and a decline in total assets. The Company targets an operating range of 6.0% to 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Note that the impact of other comprehensive income(loss) is excluded from the regulatory capital ratios. Strategies the Company uses to manage its capital ratios include common dividend payments, treasury stock repurchases, and earning asset growth. Additionally, the Company will generate approximately $2.8 million of tangible capital in 2000 due to the amortization of intangible assets. Post spin-off, USBANCORP will first focus on providing a high common dividend as a key means to enhance shareholder value. Over the next six months, the Company does not envision resuming the treasury stock repurchase program and will continue to shrink the size of the balance sheet.

The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, each of the Company's subsidiary banks are considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification for each of its subsidiaries to ensure the lowest deposit insurance premium.

The Company's declared Common Stock cash dividend per share was $0.15 for the first quarter of 2000 which was a 7.1% increase over the $0.14 per share dividend for the same 1999 period. Post spin-off, USBANCORP anticipates paying a quarterly dividend of $0.09 per share.
 On an annualized basis assuming a $5.25 market price, this equates to a 6.9% dividend yield. The Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return particularly for retail shareholders.

 .....TAX-FREE SPIN-OFF.... As discussed in Note 17, The Company successfully spun-off its Three Rivers Bank and Trust subsidiary on April 1, 2000. Upon completion of the spin-off, the resulting companies have the following corporate profiles based upon financial data as of March 31, 2000. The financial data assumes that one share of Three Rivers Bancorp was issued for every two shares of USBANCORP common stock outstanding.

Pro Forma Financial Information
As of March 31, 2000
(Unaudited)

                                       USBANCORP           		Three Rivers
                                                             Bancorp, Inc

Total Assets	                      			$1.3 billion		        	$1.0 billion

Total Loans	                      			$ 623 million	       		$ 476 million

Total Investments		                 	$ 601 million       			$ 465 million

Total Deposits			                    $ 667 million       			$ 570 million

Total Equity                    				$ 68.0 million		      	$ 45.2 million

Allowance for Loan Losses           	$ 5.4 million	       		$ 5.0 million

Non-performing Assets	              	$ 3.9 million       			$ 8.7 million

Total Intangibles	                	 $ 22.1 million	       		$ 2.7 million

Corporate Headquarters		                Johnstown			          Monroeville

1st Quarter 2000 Net Income	        $ 1,161,000			          $ 1,450,000

1st Quarter 2000 EPS		                   $ 0.09	              			$ 0.22

1st Quarter Return on Equity	              6.89%				              12.75%

Shares Outstanding			                13,329,000		            	6,665,000

Book Value per Share		                   $ 5.10		              		$ 6.78


 .....FORWARD LOOKING STATEMENT..... This Form 10-Q contains various forward-looking statements and includes assumptions concerning the Company's beliefs, plans, objectives, goals, expectations, anticipations estimates, intentions, operations, future results, and prospects, including statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company's control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

SERVICE AREA MAP
This page contains a service area map showing the Company's six county area.

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

           10.1 Corporate separation and reorganization agreement among USBANCORP, Inc., Three Rivers Bancorp, Inc. and Three Rivers Bank and Trust Company, dated as of March 31, 2000, incorporated herein by reference to exhibit 10.1 to the Form 10 of Three Rivers Bancorp, Inc.

           10.2 Tax separation agreement between USBANCORP, INc. and Three Rivers BAncorp, Inc., dated as of April 1, 2000, incoprorated herein by reference to exhibit 2.2 to the Current Report on Form 8-K of USBANCORP, Inc. filed on April 14, 2000.


           15.1	Letter re:  unaudited interim financial information

           27.1	Financial Data Schedule

           (b) Reports on Form 8-K:  There were no reports filed on Form
                                     8-K for the period presented.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					USBANCORP, Inc.
					Registrant


Date: May 12, 2000            				/s/Orlando B. Hanselman

					Orlando B.  Hanselman
					 President and
					Chief Executive Officer



Date: May 12, 2000           				/s/Jeffrey A. Stopko

					Jeffrey A. Stopko
					Senior Vice President and
					Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

April 12, 2000

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
USBANCORP, Inc. :

We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards
established by the American Institute of Certified Public
Accountants.  A review of interim financial information
consists principally of applying analytical procedures to
financial data and making inquiries of persons responsible for
financial and accounting matters.   It is substantially less in
scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of USBANCORP, Inc. as of December 31, 1999, and, in our report dated January 23, 1998, except for the matter discussed in
Note 23, as to which the date is January 30, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
April 14, 2000

April 14, 2000


To the Stockholders and Board of Directors of USBANCORP, INC.:

We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form S-3 (Registration No. 33-56604); Form S-8 (Registration No. 33-53935); Form S-8
(Registration No. 33-55845); Form S-8 (Registration No. 33-55207); and Form S-8 (Registration No. 33-55211) its Form 10-Q for the quarter ended June 30, 1998, which includes our report dated April 16, 1998, covering the unaudited interim financial statement information contained therein. Pursuant to Regulation C of the Securities Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,

/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP