Form 10-Q
period 2000-06-30
USBANCORP INC /PA/
filed 2000-08-14
CIK 707605

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

	 (Mark One)

X		Quarterly Report Pursuant to Section 13 or 15(d) of the
 		Securities Exchange Act of 1934

For the period ended June 30, 2000

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

                       X Yes    				  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class               Outstanding at August 1, 2000
Common Stock, par value $2.50 		             13,385,026
per share

	USBANCORP, INC.

	INDEX

                                                   Page No.
PART I.   FINANCIAL INFORMATION:

 		Consolidated Balance Sheet -
June 30, 2000, December 31, 1999,
and June 30, 1999						                                4

Consolidated Statement of Income -
Three and Six Months Ended June 30, 2000,
and 1999							                                       	5

Consolidated Statement of Changes
in Stockholders' Equity -
Six Months Ended
June 30, 2000, and 1999 	                             	7

Consolidated Statement of Cash Flows -
Six Months Ended
June 30, 2000, and 1999 				                          	8

Notes to Consolidated Financial
Statements			 				                                    	9

Management's Discussion and Analysis
of Consolidated Financial Condition
 	and Results of Operations			   	                 	 	24


Part II.	Other Information							                    	44

SERVICE AREA MAP

Presented on this page was a service area map depicting the continental U.S. map of all USBANCORP service areas by state.

     U.S. Bank - Pennsylvania
     Standard Mortgage Corporation of Georgia - AL, FL, LA, MS, GA, TN,
                                                KY, WV, VA, MD, DE, NJ,
                                                OH, and the District of
                                                Columbia
     Erect Fund - Ohio and Pennsylvania
     Build Fund - Michigan and Indiana
     United Bancorp Life Insurance Company of Arizona - Arizona and Pennsylvania

Also depicted were the five county area of Pennsylvania serviced by the Branches of U.S. Bank. The counties are Cambria, Centre, Clearfield, Somerset and Westmoreland.

	USBANCORP, INC.
	CONSOLIDATED BALANCE SHEET
	(In thousands)

                          				     	       June 30         December 31    June 30
                                           2000            1999           1999
                                         	 (Unaudited)	                  	(Unaudited)
ASSETS
Cash and due from banks	                   $       20,844 	$     54,676 	 $       41,248
Interest bearing deposits with banks	                 100           758 	            424
Investment securities:
Available for sale	                               577,911	    1,187,335	         729,719
Held to maturity (market value
$519,539 on June 30, 1999)	                             - 	           - 	        525,478
Loans held for sale	                               17,310        21,753 	         37,873
Loans	                                            605,808    	1,082,459 	      1,039,736
Less:   Unearned income	                            8,613        	8,408 	          5,286
  Allowance for loan losses	                        5,313 	      10,350 	         10,891
  Net loans	                                      591,882    	1,063,701 	      1,023,559
Premises and equipment	                            13,669       	18,937 	         19,188
Accrued income receivable	                          9,268 	      16,650 	         18,030
Mortgage servicing rights	                         12,706       	13,510 	         16,254
Goodwill and core deposit intangibles	             21,431       	25,655 	         27,239
Bank owned life insurance	                         25,460	       37,290 	         36,454
Other assets	                                       9,217        27,214 	         13,296
   TOTAL ASSETS	                            $   1,299,798  	$ 2,467,479   	 $  2,488,762

LIABILITIES
Non-interest bearing deposits	              $      93,901  	$   160,253 	   $    163,446
Interest bearing deposits	                        573,151  	  1,070,688 	      1,077,986
Total deposits	                                   667,052  	  1,230,941   	    1,241,432
Federal funds purchased and securities
  sold under agreements to repurchase	             22,894 	      16,369 	         59,348
Other short-term borrowings	                       98,045       	84,874 	        142,337
Advances from Federal Home Loan Bank	             398,362      	956,999 	        851,126
Guaranteed junior subordinated deferrable
  interest debentures	                             34,500       	34,500 	         34,500
Long-term debt	                                     3,764         7,100 	          8,678
Total borrowed funds	                             557,565     1,099,842 	      1,095,989

Other liabilities	                                  6,637        24,139 	         27,440
   TOTAL LIABILITIES	                           1,231,254  	  2,354,922 	      2,364,861

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000
shares authorized; there were no shares
issued and outstanding for
the periods presented	                                  -  	          - 	              -
Common stock, par value $2.50 per share;
24,000,000 shares authorized; 17,428,784
shares issued and 13,337,865
outstanding on June 30, 2000; 17,390,496 shares
issued and 13,309,577 outstanding on December 31,
1999; 17,382,349 shares issued and 13,301,430
outstanding on June 30, 1999	                      43,549 	       43,476 	        43,456
Treasury stock at cost, 4,090,919 shares on
June 30, 2000; 4,080,919 shares on
December 31, 1999; and
4,080,919 shares on June 30, 1999	                (65,824)	      (65,725)	       (65,725)
Surplus	                                           65,838        	65,686 	        65,668
Retained earnings	                                 41,559       	104,294 	        98,441
Accumulated other comprehensive income (loss)     (16,578)	      (35,174) 	      (17,939)
TOTAL STOCKHOLDERS' EQUITY	                        68,544        112,557 	       123,901
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY	                    $   1,299,798 	  $ 2,467,479 	 $   2,488,762

See accompanying notes to consolidated financial statements.

	USBANCORP, INC.
	CONSOLIDATED STATEMENT OF INCOME
 (In thousands, except per share data)
     Unaudited

            	                    Three Months Ended	      Six Months Ended
                                       June 30                June 30
                            	    2000	        1999	       2000 	     1999
INTEREST INCOME
   Interest and fees on loans
   and loans held for sale:
         Taxable                	$  12,079	   $ 21,037	   $ 33,756	  $ 41,975
         Tax exempt                  	 533       	 555	      1,189      1,112
   Deposits with banks                 	46         	26        	 79        	58
   Investment securities:
      Available for sale            	9,715	     11,425	     28,821	    22,176
      Held to maturity                   -     	 8,167	          -	    16,113
          Total Interest Income     22,373    	 41,210     	63,845    	81,434

INTEREST EXPENSE
   Deposits                       	  5,875	     10,423	     16,713	    20,539
   Federal funds purchased and
    securities sold under
    agreements to repurchase           578     	   713   	   1,418   	  1,917
   Other short-term borrowings      	1,980	      2,025	      3,770	     3,614
   Advances from Federal Home
     Loan Bank                       5,437	     10,527  	   17,260	    20,856
   Guaranteed junior subordinated
     deferrable interest  	            740	        740	      1,480	     1,480
   Long-term debt               	       25	        108	        107	       209
         Total Interest Expense     14,635   	  24,536   	  40,748	    48,615

NET INTEREST INCOME                  7,738  	   16,674	     23,097	    32,819
   Provision for loan losses           174	      1,150	        423	     1,525

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                    	  7,564	     15,524	     22,674   	 31,294

NON-INTEREST INCOME
   Trust fees                       	1,232	      1,249	      2,556	     2,477
   Net realized (losses) gains
     on investment securities      	   (17)	       138       	(906)     	 434
   Net realized gains on
     loans held for sale            	  423	      2,508       	 731   	  3,855
   Wholesale cash processing fees        -	        143	        120      	 318
   Service charges on deposit account  455	        891    	  1,325   	  1,744
   Net mortgage servicing fees      	  243	        182	        433      	 320
   Bank owned life insurance         	 289	        413       	 726	       832
   Gain on sale of branch	               -	        540	          -	       540
   Other income                  	   1,666	      1,902	      3,207	     3,630
         Total Non-Interest Income   4,291    	  7,966	      8,192	    14,150

NON-INTEREST EXPENSE
   Salaries and employee benefits    5,073    	  8,176   	  13,257	    16,159
   Net occupancy expense           	   692	      1,172	      1,980	     2,358
   Equipment expense                  	795	      1,078	      1,949	     2,100
   Professional fees                	  582	        903	      1,447	     1,603
   Supplies, postage, and freight    	 381	        670	      1,044	     1,364
   Miscellaneous taxes and insurance   345	        411        	861       	904
   FDIC deposit insurance expense       34	         67	         96	       135
   Amortization of goodwill and
     core deposit intangibles       	  693     	   839     	 1,485   	  1,551
   Spin-off costs	                   1,632	          -	      2,225	         -
   Other expense                  	  1,539	      2,749	      4,419	     4,993
      Total Non-Interest Expense	 $ 11,766	   $ 16,065	  $  28,763	  $ 31,167

	CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE
(In thousands, except per share data)
 Unaudited

                               	 Three Months Ended 	  Six Months Ended
                            	          June 30             June 30
                                	2000	        1999	    2000	      1999
INCOME BEFORE INCOME TAXES       $       89	  $ 7,425	 $  2,103	  $ 14,277
   Provision for income taxes            79	    1,885	     (518)	    3,701

NET INCOME                      	$       10	  $  5,540	$  2,621  	$ 10,576

PER COMMON SHARE DATA:
   Basic:
      Net income                	$        -	  $   0.42	 $    0.20	 $   0.79
      Average shares outstanding 	13,331,915	 13,308,296	13,325,441 	13,376,689
   Diluted:
      Net income                	$        -  	$   0.41	 $    0.20 	$   0.78
      Average shares outstanding 	13,333,903	 13,423,813	13,327,922	 13,513,949
   Cash dividends declared     	 $   0.09	    $   0.15	 $   0.24	  $   0.29


See accompanying notes to consolidated financial statements.

	USBANCORP, INC.
	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	(In thousands)
	Unaudited

                                  	June 30, 2000	        June 30, 1999

PREFERRED STOCK

	Balance at beginning of period	   $         -	          $          -
	Balance at end of period		                  -	                     -

COMMON STOCK

Balance at beginning of period	         43,476	                43,375
Stock options exercised		                   73             	       81
Balance at end of period		              43,549	                43,456

TREASURY STOCK

Balance at beginning of period	        (65,725)              	(61,521)
Treasury stock, at cost		                  (99)	               (4,204)
Balance at end of period		             (65,824)	              (65,725)

CAPITAL SURPLUS

	Balance at beginning of period		       65,686		               65,495
	Stock options exercised		                 152		                  173
	Balance at end of period	             	65,838	               	65,668

RETAINED EARNINGS

	Balance at beginning of period		      104,294		               91,737
	Net income		                            2,621	               	10,576
	Spin-off of Three Rivers Bank		       (62,156)		                   -
	Cash dividends declared		              (3,200)              		(3,872)
	Balance at end of period		             41,559	               	98,441

ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

	Balance at beginning of period	      	(35,174)               		2,584
	Spin-off of Three Rivers Bank	        	17,176		                    -
	Other comprehensive income
	   (loss), net of tax		                 1,420		              (20,523)
	Balance at end of period		            (16,578)	             	(17,939)


	TOTAL STOCKHOLDERS' EQUITY	         $  68,544		            $ 123,901

See accompanying notes to consolidated financial statements.

USBANCORP, INC.
	CONSOLIDATED STATEMENT OF CASH FLOWS
	(In thousands)
	Unaudited
                                               		Six Months Ended
                                            		       June 30
                                                 2000	      1999
OPERATING ACTIVITIES
Net income	                                      $    2,621	$    10,576
Adjustments to reconcile net income to net cash
   provided by operating activities:
Provision for loan losses	                              423    	  1,525
Depreciation and amortization expense                	1,165    	  1,299
Amortization expense of goodwill and
  core deposit intangibles                           	1,485      	1,551
Amortization expense of mortgage servicing rights       941      	1,482
Net amortization of investment securities 	             264       1,045
Net realized losses (gains) on investment securities	   906       	(434)
Net realized gains on loans and loans held for sale	   (731)    	(3,855)
Origination of mortgage loans held for sale	       (118,009)	  (253,703)
Sales of mortgage loans held for sale	              134,890    	266,682
Decrease (increase) in accrued income receivable	       577   	    (880)
Decrease in accrued expense payable	                 (1,836)       (890)
Net cash provided by operating activities	           22,696 	    24,398

INVESTING ACTIVITIES
Purchases of investment securities and
  other short-term investments -
    available for sale	                             (40,696)  	(330,206)
Purchases of investment securities and
  other short-term investments -
    held to maturity                                     	-    	(84,879)
Proceeds from maturities of investment securities and
   other short-term investments - available for sale	85,039     	45,021
Proceeds from maturities of investment securities and
   other short-term investments - held to maturity	       -     	66,082
Proceeds from sales of investment securities and
   other short-term investments - available for sale	125,646   	185,767
Long-term loans originated	                          (85,136)	 (203,615)
Loans held for sale                                 	(17,310)  	(37,873)
Principal collected on long-term loans	               82,582  	 214,298
Loans purchased or participated	                     (12,550)    (9,734)
Loans sold or participated                            	4,429     	4,600
Net (increase) decrease in credit card receivable
  and other short-term loans	                           (705)    15,839
Purchases of premises and equipment                  	(2,715)	   (2,624)
Sale/retirement of premises and equipment	             1,523   	    156
Net decrease in assets held in trust for
  collateralized mortgage obligation	                  1,726       	468
Net increase in mortgage servicing rights	              (137)	   (1,539)
Net increase in other assets	                        (10,765)    (5,947)
Net cash provided (used) by investing activities	    130,931	  (144,186)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	      187,912  	 206,216
Payments for maturing certificates of deposit	      (190,247)	 (163,178)
Net increase in demand and savings deposits	          18,291    	22,103
Net increase (decrease) in federal funds purchased,
  securities sold under agreements to repurchase,
  and other short-term borrowings	                    63,012  	 (29,148)
Net principal (repayments) borrowings of advances
  from Federal Home Loan Bank     	                 (238,761)	   98,735
	Repayments of long-term debt    	                    (1,177)     	(168)
Common stock cash dividends paid	                     (3,200)   	(3,872)
Guaranteed junior subordinated deferrable
  interest debenture dividends paid	                  (1,480)   	(1,458)
Proceeds from dividend reinvestment, stock
   purchase plan, and stock options exercised	           225	       254
Purchases of treasury stock      	                       (99) 	  (4,204)
Net decrease in other liabilities	                    (5,614)	   (2,760)
Net cash (used) provided by financing activities	   (171,138)   122,520

Net transfer to Three Rivers Bancorp	                (16,979)	        -
NET (DECREASE) INCREASE IN CASH EQUIVALENTS	         (34,490)	    2,732
CASH EQUIVALENTS AT JANUARY 1	                        55,434 	   38,940
CASH EQUIVALENTS AT JUNE 30	                        $ 20,944 	 $ 41,672
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

The consolidated financial statements include the accounts of USBANCORP, Inc. (the "Company") and its wholly-owned subsidiaries, U.S. Bank ("U.S. Bank"), USBANCORP Trust and Financial Services Company ("Trust Company"), Standard Mortgage Corporation of Georgia
(SMC), UBAN Associates, Inc., ("UBAN Associates") and United Bancorp Life Insurance Company ("United Life"). U.S. Bank is a state-chartered full service bank with 23 locations in west-central Pennsylvania. The Trust Company offers a complete range of trust and financial services and has $1.4 billion in assets under management. The Trust Company also offers the ERECT Fund and BUILD Fund which are collective investment funds for trade union controlled pension fund assets. SMC is a mortgage banking company whose business includes the servicing of mortgage loans and the origination of residential mortgage loans through a wholesale broker network in 14 states predominantly in the southeast. UBAN Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions. United Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.


In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, and marketing. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. On April 1, 2000, the Company successfully completed the spin-off of its Pittsburgh based Three Rivers Bank ("TRB") subsidiary to its shareholders. To facilitate an orderly transition, the Company and Three Rivers Bank entered into a Services Agreement whereby USBANCORP is continuing to provide certain services such as auditing and asset/liability management on an outsourced basis to Three Rivers Bank. The cost and related expense associated with providing these services is being paid by Three Rivers Bank at a fair market value rate.

2.   Basis of Preparation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full-year.

With respect to the unaudited consolidated financial information of the Company for the three and six month periods ended June 30, 2000, and 1999, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated July 14, 2000, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1999, numbers are derived from audited financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's "Annual Report and Form 10-K" for the year ended December 31, 1999.

3.   Earnings Per Common Share

Basic earnings per share is based upon the weighted average common shares outstanding. Diluted earnings per share is based upon the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes.

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

                                      Three Months Ended     Six Months Ended
                                  			 June 30, 	 June 30,  	 June 30,	 June 30,
                                 	    2000       1999   	    2000 	    1999
Net income   	                        $    10  	 $5,540	     $ 2,621  	$10,576

Other comprehensive income, before tax:

Unrealized holding gains(losses) on
  investment securities   	             2,047	  (19,713)      	987  	(27,270)
Less: reclassification adjustment for
  losses (gains) included in net income    17      (138)       906	     (434)
Other comprehensive income(loss)
  before tax      	                     2,064   (19,851)    	1,893  	(27,704)
Income tax expense(credit) related to
  items of other comprehensive income     516    (5,040)       473    (7,181)
Other comprehensive income(loss),
  net of tax        	                   1,548   (14,811)     1,420	  (20,523)
Comprehensive income                  $ 1,558   $(9,271)  	$ 4,041 	$ (9,947)

5.   Consolidated Statement of Cash Flows

On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $815,000 in income tax payments in the first six months of 2000 as compared to $1,812,000 for the first six months of 1999. Total interest expense paid amounted to $48,500,000 in 2000's first six months compared to $49,505,000 in the same 1999 period.

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

Investment securities available for sale:

                              		 	          June 30, 2000
                                        	   Gross      	Gross
                             	 Book     	   Unrealized	 Unrealized	 Market
                              	Value    	   Gains      	Losses     	Value
  U.S. Treasury	               $     11,305	$   -	      $    (90)   $  11,215
  U.S. Agency    	                   25,749	    -	        (1,361)	     24,388
  State and municipal  	             59,972 	  70	        (3,107)    	 56,935
  U.S. Agency mortgage-backed
     securities                    	457,975  	316       	(19,922)     438,369
  Other securities(f1)        	      48,416     -         (1,412)	     47,004
       Total	                    $  603,417 $  386	   $  (25,892)	  $ 577,911

(f1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At June 30, 2000, 96.3% of the portfolio was rated "AAA" compared to 95.8% at June 30, 1999. Approximately 2.6% of the portfolio was rated below "A" or unrated on June 30, 2000.

7.	Loans Held for Sale

At June 30, 2000, $17,310,000 of newly originated fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.
 Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

8.	Loans

The loan portfolio of the Company consists of the following
(in thousands):

                                   June 30     December 31  June 30
                            	      2000        1999    	    1999

     Commercial                   	$   118,650	$   152,042	 $   158,506
     Commercial loans secured
        by real estate 	               205,143	    406,927	     359,542
     Real estate - mortgage	           247,275	    452,507	     449,523
     Consumer	                          34,740	     70,983	      72,165
        Loans	                         605,808  	1,082,459   	1,039,736
     Less:  Unearned income	             8,613	      8,408	       5,286
     Loans, net of unearned income	$   597,195	$ 1,074,051	 $ 1,034,450

Real estate-construction loans comprised 6.8% of total loans net of unearned income at June 30, 2000. The Company has no credit exposure to foreign countries or highly leveraged transactions.
Additionally, the Company has no significant industry lending concentrations.

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

 the application of formula driven reserve allocations to consumer and mortgage loans which are based upon historical charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical charge-off experience for consumer loans.

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

The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $500,000 within a 12 month period. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

An analysis of the changes in the allowance for loan losses
follows (in thousands, except ratios):
                               	Three Months Ended  	   Six Months Ended
                        	       June 30                 June 30
                                2000         1999	      2000        1999
Balance at beginning of period	 $ 10,446 	   $ 10,760 	 $ 10,350 	  $ 10,725
Reduction due to spin-off of TRB 	(5,028)          	-    	(5,028)         	-
Charge-offs:
     Commercial                	      13         	960      	 184    	  1,128
     Real estate-mortgage  	         400        	 214	       669       	 424
     Consumer   	                     48 	         74 	      115         308
     Total charge-offs  	            461   	    1,248        968 	     1,860
Recoveries:
     Commercial                  	     -      	   149     	   37      	  274
     Real estate-mortgage    	       139         	 20     	  410       	 122
     Consumer     	                   43	          60         89         105
     Total recoveries  	             182   	      229        536         501

Net charge-offs                  	   279      	 1,019	       432     	 1,359
Provision for loan losses   	        174  	     1,150        423	      1,525
Balance at end of period   	    $  5,313 	   $ 10,891 	 $  5,313 	  $ 10,891

As a percent of average loans and loans held
     for sale, net of unearned income:
     Annualized net charge-offs  	  0.18%	      0.39%	     0.10%     	  0.26%
     Annualized provision for
       loan losses                  0.11 	      0.44       0.10      	  0.29
Allowance as a percent of loans and loans
     held for sale, net of unearned income
     at period end                	 0.86       	 1.02    	 0.86       	 1.02
Total classified loans            	 $10,506 	  $24,224 	 $10,506  	 $24,224

(For additional information, refer to the "Provision for Loan
Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations on pages 30 and 39, respectively.)

10.	Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $1,916,000 and $7,452,000 being specifically identified as impaired and a corresponding allocation reserve of $125,000 and zero at June 30, 2000, and June 30, 1999, respectively. The average outstanding balance for loans being specifically identified as impaired was $2,203,000 for the first six months of 2000 compared to $4,571,000 for the first six months of 1999. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first six months of 2000 or 1999.

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

                    June 30, 2000        December 31, 1999   June 30, 1999
                        		Percent of        		 Percent of	      	  Percent of
                        		Loans in          		 Loans in        		  Loans in
                        		Each              		 Each            		  Each
                        		Category 	         	 Category 	       	  Category
                	Amount	  to Loans    	Amount 	to Loans  	Amount  	to Loans
Commercial 	     $    846	19.3%	       $ 1,991	13.9%	     $  1,046	14.8%
Commercial
  loans secured
  by real estate	   1,577	33.4          	2,928	37.1  	       2,145	33.5
Real Estate -
  mortgage	           405	43.1            	791	43.3           	791	45.5
Consumer	             496	 4.2            	631	 5.7  	         616	 6.2
Allocation to
  general risk	     1,989    -       	   4,009    -     	    6,293	   -
     Total	        $5,313  100.0%     	$10,350  100.0%	    $10,891 100.0%

Even though real estate-mortgage loans comprise approximately
43% of the Company's total loan portfolio, only $405,000 or 7.6% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.
The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.
 The Company has strengthened its allocations to the commercial segments of the loan portfolio over the past two quarters. Factors considered by the Company that led to increased allocations to the commercial segments of the portfolio included: the potential adverse effects of rising interest rates which began in the second half of 1999, continued growth of the commercial loan portfolio, the increase in concentration risk among our 25 largest borrowers compared to total loans and the overall growth in the average size associated with these credits.

At June 30, 2000, management of the Company believes the allowance for loan losses was adequate to cover potential yet undetermined losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 9.)

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

                              June 30   December 31    June 30
                         		   2000		    1999    		     1999
Non-accrual loans		           $  3,601	 $ 4,928      		$ 10,247
Loans past due 90
   days or more		                   19	  	1,305     		      435
Other real estate owned		          477		  7,126     		    1,170
Total non-performing
    assets		                  $  4,097		$ 13,359     		$ 11,852

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate owned   	0.67%	  	1.21%        		1.10%

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

                                  	Three Months Ended 	Six Months Ended
                         	              June 30          	 June 30
                                    2000 	      1999	   2000 	    1999
Interest income due in accordance
   with original terms	             $  21	      $   65	 $  144    	$ 152
Interest income recorded	              (1)       	  (5)    (68)  	   (14)
Net reduction in interest income	   $  20      	$   60	 $   76	    $ 138

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

    Borrowed Funds Hedges

The Company has entered into several interest rate swaps to
hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and two years are being used to fund fixed-rate agency mortgage-backed
securities with durations ranging from three to five years.   Under
the swap agreements, the Company pays a fixed-rate of interest and receives a floating-rate which resets either monthly or quarterly.
 For the $40 million interest rate cap, the Company receives payment from the counter party when the federal funds rate goes above the 6.25% strike rate. The following table summarizes the interest rate swap transactions which impacted the Company's first six months of 2000 performance:

                        	      			     Fixed	    Floating		             Impact
	Notional     	Start 	   Termination	  Rate	     Rate  	   Repricing	   On Interest
	Amount	       Date	     Date	         Paid	     Received 	Frequency	   Expense
	$100,000,000	 10-25-99 	10-25-00	     6.17%	    6.16%	    Quarterly	   $   8,709
	  50,000,000 	10-25-99 	10-25-01     	6.41	     6.16     	Quarterly	      91,743
  	50,000,000 	10-25-99	 10-25-01	     6.42	     6.16     	Quarterly	      63,854
 	120,000,000  	5-01-99  	4-30-00     	5.00	     5.75	     Monthly	      (318,468)
  	80,000,000	  4-13-00	  4-15-02	     6.93	     6.28     	Quarterly	     113,233
  	40,000,000	  4-11-00	  4-30-01	     6.25	     6.50     	Monthly	        18,022
                                                     							             $(22,907)

The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include
Mellon Bank, PNC and First Union) in the interest rate swap agreements is remote. The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate floors outstanding at June 30, 2000, or June 30, 1999.

13.   Goodwill and Core Deposit Intangible Assets

USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $11.7 million of goodwill and $9.7 million of core deposit intangible assets on its balance sheet.
 A rollforward of the Company's intangible asset balances is as follows (in thousands):

     Balance at December 31, 1999			 	 $ 25,655
     Reduction due to spin-off of TRB		 	(2,739)
     Amortization expense				            (1,485)
     Balance at June 30, 2000		     	 	$ 21,431

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

           Remaining 2000		                $    1,294
                      2001	 	             	     2,731
                      2002		                 	  2,731
                      2003		                 	  2,731
                      2004		                 	  2,304
                  2005 and after	             	 9,640

14.  Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at June 30, 2000, (in thousands, except percentages):

    	Type		          Maturing	       Amount	         Weighted
                                                					Average
                                                					Rate

 	Open Repo Plus	   	Overnight	      $    74,825	    7.08%

	 Advances and		     2000	               200,000	    5.98
  wholesale      	  	2001	                51,250	    5.90
 	repurchase	       	2002	                27,500	    5.88
     	agreements 	 	 2003	                 3,750    	6.61
                  			2004 and after   	  115,862	    6.10

Total Advances and		                 	   398,362	    6.01
wholesale repurchase
agreements

Total FHLB Borrowings		                $ 473,187	    6.18%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2000, the Company meets all capital adequacy requirements to which it is subject.

As of June 30, 2000, and 1999, as well as, December
31, 1999, the Federal Reserve categorized the Company as
"Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category.


                                                       		  	  To Be Well
                                                		            Capitalized Under
                                          For Capital         Prompt Corrective
As of June 30, 2000     Actu  al     		   Adequacy Purposes   Action Provisions
                        Amount     Ratio	 Amount      Ratio   Amount     Ratio
Total Capital (to Risk             (In thousands, except ratios)
  Weighted Assets)
    Consolidated	       $  102,854	15.53%	$   53,987	 8.00%	  $  66,234	10.00%
    U.S. Bank	              90,306	14.24     	50,741	 8.00      	63,426	10.00

Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated	           83,845	12.66  	   26,494	 4.00   	   39,740	 6.00
    U.S. Bank	              85,115	13.42     	25,370	 4.00      	38,056	 6.00

Tier 1 Capital (to Average
  Assets)
    Consolidated         	  83,845	 6.47  	   51,800	 4.00    	  64,740	 5.00
    U.S. Bank	              85,115	 6.83     	49,847	 4.00      	62,308	 5.00

16.  Segment Results

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The
Company's major business units include retail banking, commercial lending, mortgage banking, trust and financial services, other fee based businesses and investment/parent.
 The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment.
 The key performance measures the Company focuses on for each business segment are net income and risk-adjusted return on equity.

Retail banking includes the deposit-gathering branch
franchise along with lending to both individuals and small
businesses.  Lending activities include residential mortgage loans, direct consumer loans, and small business commercial
loans.   Commercial lending to businesses includes
commercial loans, commercial real-estate loans, and
commercial leasing (excluding certain small business lending through the branch network). Mortgage banking includes the servicing of mortgage loans and the origination of residential mortgage loans through a wholesale broker network. The trust segment has three primary business divisions, institutional trust, personal trust, and financial services. Institutional trust products and services include 401(k) plans, defined benefit and defined contribution employee benefit plans, individual retirement accounts, and collective investment funds for trade union pension funds. Personal trust products and services include personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts.
 Financial services includes the sale of mutual funds, annuities, and insurance products. Other fee based businesses include UBAN Associates, United Life, and several other smaller fee generating business lines such as a debt collection agency. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on corporate debt, and centralized interest rate risk management.

The contribution of the major business segments to the consolidated results (the operating earnings exclude spin-off expenses) for the first six months of 2000 and 1999 were as follows (in thousands, except ratios):

June 30, 2000	     Net income	   Operating earnings	  Risk adjusted  	  Total assets
                                                   			return on equity
                                                   			(Operating)
Retail banking	    $ 1,335	      $ 1,335	             10.8%	            $    394,627
Commercial lending	  2,189        	2,189	             16.5	                  285,184
Mortgage banking	     (434)        	(434)           	(11.3)	                  36,962
Trust                 	495	          495	             32.3	                    1,775
Other fee based	       156	          156	             19.8	                    3,339
Investment/Parent	  (1,120)	         794	              6.0	                  577,911
Total	             $ 2,621	      $ 4,535	             10.1	               $1,299,798


June 30, 1999 	    Net income	   Operating earnings	  Risk adjusted	    Total assets
                                                   			return on equity
                                                   			(Operating)

Retail banking	    $   2,222	    $   2,222	           11.3%	            $   691,430
Commercial lending	    2,291        	2,291	           12.7	                 472,506
Mortgage banking	        197          	197	            4.7	                  64,696
Trust	                   473	          473           	30.7	                   1,731
Other fee based 	         55	           55	            7.7	                   3,202
Investment/Parent	     5,338	        5,338	           21.5	               1,255,197
Total	              $ 10,576	     $ 10,576	           15.4	              $2,488,762

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

The accompanying USBANCORP Pro Forma Condensed Consolidated Financial Statements should be read in conjunction with the historical consolidated financial statements and notes thereto. The USBANCORP pro forma condensed consolidated income statements assumes that the dividend to shareholders occurred on January 1, 1999, and the pro forma condensed consolidated balance sheet assumes that the dividend occurred on June 30, 2000. The pro forma condensed consolidated financial information is presented for informational purposes only and does not purport to reflect the results of operations or financial position of USBANCORP or Three Rivers Bancorp or the results of operations or financial position that would have occurred had USBANCORP or Three Rivers Bancorp been operated as a separate, independent company. The pro forma adjustments to the accompanying historical consolidated statements of income and the consolidated balance sheets are set forth below.

	Pro Forma Condensed Consolidated Statements of Income
                                   	 	  Three Rivers
                         	USBANCORP	    Bancorp                 		USBANCORP
                         	Historical   	Historical	              	Pro Forma
                         	Period Ended	 Period Ended		            Period Ended
                         	June 30,     	March 31,               		June 30,
                         	2000         	2000	         Adjustment	 2000
                               		(In thousands, except per share data)

Total interest income	    $  63,845	    $ 18,100	     $      -    	$  45,745
Total interest expense      	40,748      	11,011	                    	29,737
Net interest income	         23,097	       7,089	                    	16,008
Provision for loan losses  	    423	         150	                 	      273
Net interest income after
   Provision for loan losses	22,674	       6,939		                    15,735
Total non-interest income	    8,192         	623	                     	7,569
Total non-interest expense	  28,763	       6,589	         117(A)     	22,291
Income before income taxes	   2,103         	973        	(117)        	1,013
Provision for income taxes	    (518)	       (477)	        (35)(B)	       (76)
Net income	                $  2,621	    $  1,450	      $  (82)     	$  1,089

Diluted earnings per share	$    0.20	          -	      $(0.12)     	$   0.08
Average shares outstanding	   13,328          	-	           -        	13,328

                                       		Three Rivers
                           	USBANCORP	   Bancorp	      	            USBANCORP
                           	Historical  	Historical	               	Pro Forma
                           	Year Ended	  Year Ended		               Year Ended
                           	December 31,	December 31,		             December 31,
                           	1999	        1999	         Adjustment	  1999
                                		(In thousands, except per share data)

Total interest income	      $ 165,188	   $ 70,816	     $      -    	$ 94,372
Total interest expense	        99,504	     41,082	                   	58,422
Net interest income	           65,684	     29,734	                   	35,950
Provision for loan losses	      1,900	        300		                    1,600
Net interest income after
   Provision for loan losses	  63,784	     29,434		                   34,350
Total non-interest income	     24,374	      5,653	                   	18,721
Total non-interest expense	    60,815	     21,027	          469(A)   	40,257
Income before income taxes	    27,343	     14,060	         (469)     	12,814
Provision for income taxes	     6,922	      4,090	         (142)(B)    2,690
Net income	                 $  20,421	   $  9,970	      $  (327)  	$  10,124
Diluted earnings per share	 $    1.52	          -	      $ (0.77)  	$   0.75
Average shares outstanding	    13,451	          -	            -      	13,451

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")

 ..ECONOMIC ENVIRONMENT IMPACT ON FINANCIAL PERFORMANCE.When both the second quarter and first six months of 2000 are compared to the same 1999 period, the most significant item that has impacted the Company's financial performance has been the higher interest rate environment. The Federal Reserve Board has significantly increased the federal funds rate by 150 basis points over this period in an effort to slow the growth rate of the economy. This higher interest rate environment has negatively impacted the Company's financial performance in several key areas specifically reducing non-interest income generated in the mortgage banking operation and lowering the Company's net interest margin performance particularly the net interest income earned on leveraged assets. Additionally, the Company's pro-active decision to deleverage its balance sheet in response to the higher interest rate environment also resulted in the realization of investment security losses in 2000.

	The higher interest rate environment has caused a significant slowdown in mortgage refinancing activity in 2000 causing the Company's volume of mortgage loans sold into the secondary market to decline from $267 million in the first six months of 1999 to $135 million for the same 2000 period. This lower volume, combined with a reduced spread earned on mortgage loan sales, has reduced non-interest income by $1.2 million in 2000.(See more detailed discussion under the Non-Interest Income section of the M D& A.)

	Non-interest income was also negatively impacted by $906,000 in losses realized on the sale of $125 million of investment securities in the first six months of 2000. The Company used the proceeds from this sale to paydown short-term borrowings and delever its balance sheet. This balance sheet repositioning strategy helped reduce the Company's future exposure to rising short-term interest rates. However, this reduction in the volume of earning assets, combined with contraction in the net interest margin due to a higher cost of funds, caused a $2.0 million pro-forma reduction in net interest income in 2000. The contraction in the net interest margin was most evident on the Company's leveraged assets. Despite the increased use of off-balance sheet products to hedge borrowing costs and the deleverage of the borrowed funds position, the net spread earned on the Company's leveraged assets declined from 1.06% in the first six months of 1999 to 0.57% in the first six months of 2000.(See more detailed discussion under Net Interest Income and Margin and Component Changes in Net Interest Income later in this M D & A.)

 .....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios). The Company successfully spun-off its Three Rivers Bank subsidiary on April 1, 2000. Consequently, the second quarter 2000 financial results no longer include Three Rivers Bank. The pro forma results for the second quarter of 1999 exclude Three Rivers Bank to allow for more meaningful comparability with the second quarter of 2000. Operating performance data excludes non-recurring costs related to the spin-off of Three Rivers Bank.

                             								        Pro Forma
                  	 Three Months Ended 	Three Months Ended	 Three Months Ended
                    June 30, 2000       June 30, 1999       June 30, 1999
 Net income         $    10             $ 2,952            	$ 5,540

 Diluted
 earnings per share       -              	 0.22 	              0.41
 Return on
  average equity       0.06%            	 15.29%	             16.32%
 Return on
  average assets          -       	        0.83 	              0.90

 Operating Performance Data
 Operating earnings  $ 1,414              $ 2,952	           $ 5,540

 Operating earnings
  per diluted share     0.11               	0.22	              0.41
 Cash operating earnings
  per diluted share	    0.15	               0.27	              0.47
 Return on
  average equity        8.41%         	    15.29%	            16.32%
 Return on
  average assets        0.43 	              0.83               0.90

The Company's net income for the second quarter of 2000 totaled $10,000 or $0.0 per diluted share. Operating earnings, excluding spin-off costs, totaled $1.4 million or $0.11 per diluted share. USBANCORP expensed costs incurred to complete the Three Rivers Bank spin-off in the second quarter of 2000. These non-recurring second quarter spin-off costs amounted to $1.4 million on an after-tax basis. On an operating basis, the Company's return on equity(ROE) averaged 8.41% in the second quarter of 2000. The second quarter 2000 financial performance represents a decrease from the $5.5 million or $0.41 per diluted share actual performance or $3.0 million or $0.22 per diluted share pro forma performance for the second quarter of 1999. The Company's pro forma ROE in the second quarter of 1999 averaged 15.29%.

Factors that contributed to the lower operating earnings in the second quarter of 2000 included reduced non-interest income and a lower level of net interest income. The lower non-interest income resulted primarily from reduced gains on asset sales as the Company benefited from a $1.6 million gain on the sale of its credit card portfolio and a $540,000 gain on the sale of a small marginally profitable branch office in the second quarter of 1999. A 30 basis point reduction in the net interest margin caused net interest income to decline by $1.4 million from the pro forma second quarter 1999 level. These negative items were partially offset by a $901,000 reduction in the provision for loan losses and a $665,000 reduction in non-interest expense, excluding the spin-off costs, from the pro forma second quarter 1999 level.

Presented on this page was a graph depicting the trends of three rates for the past nine quarters. The data points were:

         Federal Funds Rate    Cost of Funds    Net Interest Margin
2qtr 00        6.27                5.10             2.60
1qtr 00        5.65                4.96             2.75
4qtr 99        5.31                4.78             2.90
3qtr 99        5.10                4.64             2.99
2qtr 99        4.73                4.62             3.00
1qtr 99        4.73                4.70             2.95
4qtr 98        4.91                4.77             3.01
3qtr 98        5.54                4.88             3.15
2qtr 98        5.55                4.84             3.25

 .....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.
 It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the second quarter of 2000 to the second quarter of 1999 on both an actual and pro forma basis (in thousands, except percentages):

                                 	   Three Months Ended
                                           June 30,
                          	     2000   	     1999  	       1999
                               	Actual    	Pro Forma      	Actual
Interest income	                $ 22,373  	$ 23,666   	    $ 41,210
Interest expense	                 14,635  	  14,519    	     24,536
Net interest income	               7,738     	9,147        	 16,674
Tax-equivalent
   adjustment	                       368 	      553     	       799
Net tax-equivalent
   interest income	             $  8,106  	 $ 9,700   	    $ 17,473

Net interest margin	               2.60%      	2.90% 	        3.00%

	USBANCORP's net interest income on a tax-equivalent basis decreased by $1.6 million or 16.4% from the pro forma 1999 second quarter due to a combination of a reduced net interest margin and a lower volume of earning assets. A 30 basis point drop in the net interest margin was caused by a 45 basis point increase in the cost of funds due to higher costs for both borrowings and deposits. This increase in the cost of funds more than offset the benefit of an eight basis point increase in the earning asset yield due to a higher loan portfolio yield. The lower volume of earning assets resulted from a reduced volume of investment securities due to management's decision to delever the balance sheet in 2000.

 ...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the second quarter of 2000 decreased by $1.5 million or 6.1% when compared to the same 1999 pro forma quarter. This decrease was due to the previously mentioned decline in the volume of earning assets. Total average earning assets were $95 million lower in the second quarter of 2000 due to a $110 million or 15.2% decrease in investment securities which more than offset a $14 million or 2.3% increase in total loans. Management delevered the securities portfolio through a combination of securities sales and cash flow from mortgage-backed securities pay-downs. The Company used this cash from the securities portfolio to paydown short-term borrowings and reduce the Company's exposure to rising short-term interest rates. Within the loan portfolio, the Company was able to continue to achieve solid loan growth in the commercial and commercial mortgage loan categories which more than offset lower balances of residential mortgage and consumer loans due to the higher interest rate environment. This shift within the loan portfolio towards higher yielding commercial loans was a key factor contributing to the15 basis point improvement in the total loan portfolio yield to 8.28%. The yield on total investment securities decreased by 15 basis points to 6.44% as slower prepayment speeds have extended the duration of the portfolio which has limited repricing opportunities in the higher interest rate environment experienced in the second quarter of 2000.

The Company's total interest expense for the second quarter of 2000 increased by $117,000 when compared to the same 1999 pro forma quarter. This higher interest expense was due entirely to a 45 basis point increase in the cost of funds to 5.10% which caused interest expense to rise by $1.3 million. Interest rates, particularly short rates such as fed funds and 90 day libor, were 150 basis points higher in the second quarter of 2000 as compared to the second quarter of 1999. These higher interest rates contributed to a 61 basis point increase in the cost of borrowings to 6.12% and a 40 basis point increase in the cost of deposits to 4.11%. This increased interest expense resulting from higher rates more than offset a $1.2 million reduction in interest expense resulting from a lower volume of interest bearing liabilities. Specifically, total borrowed funds were $79 million lower in the second quarter of 2000 due to the previously discussed balance sheet deleverage strategy.
 The Company expects to continue to experience net interest margin pressure in 2000 due to the anticipated upward repricing of maturing deposits and borrowings which will negatively impact the cost of funds.

The tables that follow provide an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately 35% is used to compute tax equivalent yields.

Three Months Ended June 30 (In thousands, except percentages)

        	                   	         2000 Actual 	     	              1999 Actual
                               		     Interest                			      Interest
                         	Average	    Income/  	Yield/  	Average	      Income/  	Yield/
                         	Balance	    Expense  	Rate    	Balance	      Expense  	Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	     $  611,941 	$  12,789	8.28%	   $  1,059,303 	$ 21,754	 8.15%
   Deposits with banks	        4,048        	46	4.49           	4,076       	26	 2.54
   Total investment
         securities	         614,042 	    9,906	6.44     	  1,246,683 	  20,229	 6.47

 Total interest earning
   assets/interest income	 1,230,031    	22,741	7.38       	2,310,062   	42,009	 7.26
Non-interest earning assets:
   Cash and due from banks	   21,057 	                       		37,380
   Premises and equipment	    13,587                        			19,087
   Other assets	              57,272                       			103,552
   Allowance for loan losses  (5,508)                			      (11,322)
TOTAL ASSETS	             $1,316,439                    			$2,458,759

Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand $   48,808	 $    121  1.00%     	$   95,353	  $   235 	0.99%
   Savings	                    98,885	      370 	1.50         	176,464	      713 	1.62
   Money markets	             128,512	    1,523	 4.77         	186,981	    1,557 	3.34
   Other time	                299,165	    3,861 	5.19      	   632,423	    7,918 	5.02
   Total interest bearing
      deposits	               575,370	    5,875 	4.11       	1,091,221	   10,423 	3.83

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other
        short-term borrowings	171,546	    2,558 	5.90         	223,856	    2,738 	4.91
   Advances from Federal
      Home Loan Bank 	        364,576	    5,437 	6.00         	770,015	   10,527 	5.48
   Guaranteed junior subordinated
      deferrable interest
      debentures	              34,500	      740  8.58     	     34,500	      740  8.58
   Long-term debt	              3,922	       25  2.56     	      8,762	      108	 4.94
Total interest bearing
   liabilities/interest expense	1,149,914	14,635 	5.10      	2,128,354	   24,536 	4.62
Non-interest bearing liabilities:
   Demand deposits	                85,781	                   		168,674
   Other liabilities	              13,080	                    		25,567
   Stockholders' equity	           67,664	               		    136,164
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY       	$1,316,439	                		$2,458,759

Interest rate spread	                           		2.27                        			 2.64
Net interest income/
   net interest margin		                    8,106 	2.60% 		               17,473 	3.00%
Tax-equivalent adjustment		                  (368)	                  		     (799)
Net Interest Income		                     $ 7,738 	                    		$16,674

Three Months Ended June 30 (In thousands, except percentages)

	                                 	     2000 Actual 	         	          1999 Pro Forma
		                                        Interest                     			Interest
	                           Average	      Income/  	 Yield/	  Average    	Income/  	Yield/
	                           Balance	      Expense 	  Rate  	  Balance	    Expense 	 Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	       $  611,941 	  $  12,789	 8.28%	   $  597,919 	$ 12,239	 8.13%
   Deposits with banks	          4,048          	46 	4.49         	2,669     	  22	 3.31
   Total investment
         securities	           614,042    	   9,906 	6.44    	   724,278 	  11,957	 6.59

 Total interest earning
   assets/interest income   	1,230,031      	22,741 	7.38     	1,324,866   	24,218	 7.30
Non-interest earning assets:
   Cash and due from banks	     21,057 			                        21,110
   Premises and equipment	      13,587                         			13,941
   Other assets	                57,272                         			78,436
   Allowance for loan losses    (5,508)                  			      (5,393)
TOTAL ASSETS               	$1,316,439                     			$1,432,960

Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand 	$   48,808	    $    121  1.00%   	$   51,787	   $   130 	1.01%
   Savings	                     98,885	         370 	1.50       	109,089	       409 	1.50
   Money markets	              128,512	       1,523	 4.77       	124,457	     1,081 	3.48
   Other time	                 299,165	       3,861 	5.19    	   314,993	     3,929 	5.00
   Total interest bearing
      deposits	                575,370	       5,875 	4.11       	600,326   	  5,549 	3.71

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other short-term
        borrowings            	171,546	       2,558 	5.90       	162,654	     1,979 	4.88
   Advances from Federal
      Home Loan Bank 	         364,576	       5,437 	6.00       	450,028  	   6,215 	5.54
   Guaranteed junior subordinated
      deferrable interest
      debentures	               34,500	         740	 8.58   	     34,500	       740 	8.58
   Long-term debt	               3,922	          25  2.56   	      5,882	        35 	2.39
Total interest bearing
   liabilities/interest
    expense                 	1,149,914      	14,635 	5.10     	1,253,390	    14,518 	4.65
Non-interest bearing liabilities:
   Demand deposits	             85,781			                         86,125
   Other liabilities	           13,080			                         15,995
   Stockholders' equity	        67,664			                         77,450
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY    	$1,316,439	                     		$1,432,960

Interest rate spread	                              	 2.27       			                  2.65
Net interest income/
   net interest margin                      		8,106 	2.60% 	 	                9,700 	2.90%
Tax-equivalent adjustment		                    (368)	 		                       (553)
Net Interest Income		                       $ 7,738 			                     $ 9,147

 ...PROVISION FOR LOAN LOSSES..... The Company's provision for loan losses for the second quarter of 2000 totaled $174,000 or 0.11% of average total loans. This provision level was below net-charge-offs for the quarter which amounted to $279,000 or 0.18% of average loans. Both the provision and net charge-offs in the second quarter of 2000 were lower than the prior year second quarter. On a year-to-date basis, the provision level has matched net charge-offs as both have averaged 0.10% of total loans. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note 9 and the Allowance for Loan Losses section of the MD&A.) At June 30, 2000, the allowance for loan losses totaled $5.3 million or 0.86% of total loans and 130% of total non-performing assets. The Company expects its provision level to at a minimum match and more likely exceed net-charge-offs through the remainder of 2000. This is due to the inherent risk in the loan portfolio resulting from increased holdings of commercial and commercial real estate loans and the increased credit risk associated with the higher interest rate environment in 2000.

 .....NON-INTEREST INCOME..... Non-interest income for the second quarter of 2000 totaled $4.3 million which represented a $3.7 million decrease from the actual second quarter 1999 performance and a $2.2 million decrease from the pro forma 1999 second quarter results. This decrease when compared to the pro forma 1999 second quarter was primarily due to the following items:

 a $2.1 million decrease in gains realized on loans held for sale due primarily to the non-recurrence of a $1.6 million gain on the sale of the Company's credit card portfolio in the second quarter of 1999. The remainder of the decrease was caused by a significant drop in mortgage refinancing activity which has reduced both the volume and spread on loan sales into the secondary market in the second quarter of 2000.

 the non-recurrence of a $540,000 gain recognized on the sale of a marginally profitable branch office in the second quarter of 1999.

  a $238,000 increase in trust fees to $1.2 million in the second quarter of 2000. This trust fee growth reflects increased assets under management due to the profitable expansion of the Company's trust operations.

 a $124,000 increase in other fee income to $1.7 million due to increased consulting fees from UBAN Associates and increased fees generated from the sale of mutual funds and annuities.

	Non-interest income as a percentage of total revenue averaged 35.7% in the second quarter of 2000. The continued growth and diversification of non-interest income is a key post spin-off strategic goal of USBANCORP. UBAN Associates, is a registered investment advisory firm based in State College that provides investment management and asset/liability consulting services to small and mid-sized financial institutions. UBAN Associates total revenue has grown by 123% from $131,000 in the first half of 1999 to $293,000 in the first half of 2000. USNB Financial Services has also experienced strong revenue growth from the sale of annuities, mutual funds, and insurance products as its total revenue has increased by 89% from $49,000 in the first six months of 1999 to $94,000 for the same 2000 period. The Company is also excited about the revenue potential from two new companies formed in 2000- Mount Nittany Mortgage-a retail mortgage origination office that is aligned with the largest residential real-estate agency based in State College and Red Eagle Associates - a debt collection agency.

 In just their first six months of operation these two entities generated approximately $40,000 of non-interest revenue.

 .....NON-INTEREST EXPENSE..... Non-interest expense for the second quarter of 2000 totaled $11.8 million which represented a $4.3 million decrease from the actual second quarter 1999 performance and a $1.0 million increase from the pro forma 1999 second quarter results. This increase when compared to the pro forma 1999 second quarter was primarily due to the following items:

 the recognition of $1.6 million in costs related to the April 1st spin-off of Three Rivers Bank to USBANCORP shareholders.
 These costs included investment banking fees, legal and accounting fees, severance and personnel costs, certain investor relations and shareholder costs, and system and facility changes.

 an $815,000 or 13.8% decrease in salaries and employee benefits due to 35 fewer FTE employees and reduced incentive compensation and profit-sharing expense. The lower employee base resulted from a downsizing of the mortgage banking operation, fewer employees at the Parent Company, and the Company's ability to delay filling certain open positions.

 a $114,000 increase in equipment expense due to higher technology related expenses.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

 .....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios). The Company's actual performance results for the first six months of 2000 only include Three Rivers Bank for the first quarter of the year while the actual performance results for the first six months of 1999 include Three Rivers Bank for the entire period. The pro forma results exclude Three Rivers Bank from all financial data. Operating performance data excludes non-recurring costs related to the spin-off of Three Rivers Bank.

                                         				                   Pro Forma         Pro Forma
                            Six Months Ended  Six Months Ended  Six Months Ended  Six Months Ended
                            June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
Net income                  $2,621            $10,576           $   1,089   	     $5,349
 Diluted earnings per share   0.20            	 	0.78               	0.08	          0.40
 Return on average equity     5.82%             15.39	%              3.23% 	        13.74%
 Return on average assets     0.28               0.88                0.16		         0.76

 Operating Performance Data:
 Operating earnings         $ 4,535           $10,576            $  2,609         $5,349
 Operating earnings per
   diluted share               0.34              0.78                0.20	          0.40
 Cash operating earnings per
      diluted share           	0.44             	0.88	               0.28	          0.49
 Return on average equity     10.07%            15.39%              	7.75%	         13.74%
 Return on average assets      0.49              0.88	               0.39	          0.76

The Company's net income for the first six months of 2000 totaled $2.6 million or $0.20 per diluted share. Operating earnings, excluding spin-off costs, totaled $4.5 million or $0.34 per diluted share. The non-recurring spin-off costs amounted to $1.9 million on an after-tax basis. On a pro forma basis, the Company's operating earnings totaled $2.6 million or $0.20 per diluted share for the first six months of 2000. The financial performance for the first six months of 2000 represents a decrease from the $10.6 million or $0.78 per diluted share actual performance or $5.3 million or $0.40 per diluted share pro forma performance for the first six months of 1999.

Factors that contributed to the lower operating earnings in
the first six months of 2000 included reduced non-interest income and a lower level of net interest income. The lower non-interest income resulted primarily from reduced gains on asset sales while the decline in net interest income reflects compression in the Company's net interest margin. These negative items were partially offset by a lower provision for loan losses and reduced income tax expense.
  .....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first six months of 2000 to the first six months of 1999 on both an actual and pro forma basis (in thousands, except percentages):

                                                Pro Forma
                   Six Months Ended             Six Months Ended
                   June 30,                     June 30,
              	    2000   	     1999  	         2000  	      1999
Interest income	   $ 63,845    	$ 81,434   	    $ 45,745   	 $ 47,053
Interest expense	    40,748    	  48,615    	     29,737    	  29,027
Net interest income	 23,097      	32,819  	       16,008      	18,026
Tax-equivalent
   adjustment	        1,025  	     1,572 	           818     	  1,100
Net tax-equivalent
   interest income $ 24,122   	 $ 34,391 	      $ 16,826	    $ 19,126

Net interest margin  	2.70%       	2.98% 	         2.63%	       2.87%

USBANCORP's pro forma net interest income on a tax-equivalent basis decreased by $2.3 million or 12.0% from the first six months of 1999 due to a combination of a reduced net interest margin and a lower volume of earning assets. A 24 basis point drop in the net interest margin was caused by a 36 basis point increase in the cost of funds due to higher costs for both borrowings and deposits. This increase in the cost of funds more than offset the benefit of a seven basis point increase in the earning asset yield due to a higher loan portfolio yield. The lower volume of earning assets resulted from a reduced volume of investment securities due to management's decision to delever the balance sheet in 2000. The same trends noted on a pro forma basis were also experienced on an actual basis with the volume of earning asset shrinkage magnified due to the spin-off of Three Rivers Bank.

 ...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total pro forma tax-equivalent interest income for the first six months of 2000 decreased by $1.6 million or 3.3% when compared to the same 1999 period. This decrease was due to the previously mentioned decline in the volume of earning assets. Total pro forma average earning assets were $56 million lower in the first six months of 2000 due to a $69 million or 9.6% decrease in investment securities which more than offset a $10 million increase in total loans. Beginning in the later part of the first quarter of 2000, management delevered the securities portfolio through a combination of securities sales and cash flow from mortgage-backed securities pay-downs. The Company used this cash from the securities portfolio to paydown short-term borrowings and reduce the Company's exposure to rising short-term interest rates. Within the loan portfolio, the shift towards higher yielding commercial loans was a key factor contributing to the 16 basis point improvement in the total loan portfolio yield to 8.28%. The yield on total investment securities decreased by nine basis points to 6.50% as slower prepayment speeds have extended the duration of the portfolio which has limited repricing opportunities in the higher interest rate environment experienced in 2000.

The Company's total pro forma interest expense for the first six months of 2000 increased by $710,000 when compared to the same 1999 period. This higher interest expense was due entirely to a 36 basis point increase in the cost of funds to 5.05% due to the higher interest rate environment in 2000. Higher interest rates, particularly short term rates, contributed to a 49 basis point increase in the cost of borrowings to 6.00% and a 31 basis point increase in the cost of deposits to 4.04%. This increased interest expense resulting from higher rates more than offset a $1.6 million reduction in interest expense resulting from a lower volume of interest bearing liabilities. Specifically, total borrowed funds were $57 million lower in the second quarter of 2000 due to the previously discussed balance sheet deleverage strategy.

It is recognized that interest rate risk does exist from the Company's use of borrowed funds to purchase investment securities to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $320 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 12.) Additionally, the maximum amount of leveraging the Company can execute is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to +\-7.5% and net income variability to +\-20% over a twelve month period. (See further discussion under Interest Rate Sensitivity). Despite the increased use of off-balance sheet products to hedge borrowing costs and the deleverage of the borrowed funds position, the net spread earned on the Company's leveraged assets declined from 1.06% in the first six months of 1999 to 0.57% in the first six months of 2000. The net interest income contribution from the leveraged assets declined from $4.9 million or 14.3% of total net interest income in the first six months of 1999 to $2.1 million or 8.8% of total net interest income in the first six months of 2000. The Company expects to continue to reduce the size of both the investment securities portfolio and borrowed funds through the remainder of 2000.

The tables that follow provide an analysis of net interest income for the six month periods ended June 30, 2000 and June 30, 1999 on both an actual and pro forma basis. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 26.

Six Months Ended June 30 (In thousands, except percentages)

    	                  	             2000 Actual              	       1999  Actual
                               		    Interest                   			   Interest
                    	     Average	   Income/  	Yield/	     Average	   Income/  	Yield/
                    	     Balance   	Expense  	Rate       	Balance	   Expense  	Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	     $   848,163 $ 35,309	8.25%	      $  1,062,914 $ 43,436	8.13%
   Deposits with banks	         5,557      	79	2.80              	3,839      	58	2.99
   Total investment
         securities	          912,015   29,482	6.46        	  1,218,809 	  39,512	6.48

 Total interest earning
   assets/interest income  	1,765,735  	64,870	7.33          	2,285,562   	83,006	7.26
Non-interest earning assets:
   Cash and due from banks	    29,187                         			36,569
   Premises and equipment	     16,232                         			18,606
   Other assets	               64,991                        			103,313
   Allowance for loan
      losses  	                (7,964)	                 		      (11,076)
TOTAL ASSETS	              $1,868,181                     			$2,432,974

Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand $   69,747	$    333 0.96% 	       $   94,328	$     465 0.99%
   Savings	                   131,191	   1,056 	1.62           	173,654	    1,375 	1.58
   Money markets	             154,081   	3,327	 4.35           	181,888    	2,996 	3.29
   Other time	                467,568   11,997 	5.10        	   621,817	   15,703 	5.09
   Total interest bearing
      deposits	               822,587	  16,713 	4.06         	1,071,687	   20,539 	3.86

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other short-term
        borrowings	           176,604	   5,188 	5.91           	226,344    	5,531 	4.87
   Advances from Federal
      Home Loan Bank 	        593,453  	17,260 	5.85           	760,834	   20,856 	5.47
   Guaranteed junior subordinated
      deferrable interest
      debentures	              34,500	   1,480 	 8.58      	     34,500	    1,480 	8.58
   Long-term debt	              5,310      107   4.03      	      8,848	      209	 4.72
Total interest bearing
   liabilities/interest expense	1,632,454	40,748 	5.01        	2,102,213	  48,615 	4.66
Non-interest bearing liabilities:
   Demand deposits	               126,529		                     	166,842
   Other liabilities	              18,635	                      		25,340
   Stockholders' equity	           90,563	                 		    138,579
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY       	$1,868,181	                  		$2,432,974

Interest rate spread	                            		2.32    			                     2.60
Net interest income/
   net interest margin		                   24,122 	2.70% 		                34,391 	2.98%
Tax-equivalent adjustment		                (1,025)	                 		     (1,572)
Net Interest Income		                     $23,097                      			$32,819

Six Months Ended June 30 (In thousands, except percentages)

	                                   	     2000  Pro Forma  	             	1999  Pro Forma
                                       		 Interest                     			Interest
                              	Average   	Income/  	Yield/	    Average	   Income/  	Yield/
                              	Balance   	Expense  	Rate      	Balance	   Expense  	Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	          $   610,363 $ 25,553	8.28%	     $  600,511 	$ 24,565	8.12%
   Deposits with banks	              5,185      	74	2.82           	2,690 	      46	3.35
   Total investment
         securities	               645,380   20,936	6.50     	    714,214 	  23,541	6.59

 Total interest earning
   assets/interest income	       1,260,928  	46,563	7.37       	1,317,415   	48,152	7.30
Non-interest earning assets:
   Cash and due from banks	         21,341                      			20,461
   Premises and equipment	          13,532                      			13,804
   Other assets	                    57,436                      			77,662
   Allowance for loan
      losses  	                     (5,439)               			      (5,023)
TOTAL ASSETS	                   $1,347,798                  			$1,424,319

Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand     	$   48,717	$    242 1.00% 	    $   50,159	  $   251 1.01%
   Savings                         	99,050	     742	1.51         	107,472	      806 	1.51
   Money markets                  	128,395	   2,959 4.63         	122,592	    2,119 	3.49
   Other time	                     302,538	   7,696 	5.12     	   304,183	    7,651 	5.06
   Total interest bearing
      deposits	                    578,700  	11,639 	4.04        	584,406	   10,827 	3.73

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other short-term
        borrowings	                 150,091  	4,431 	5.94        	173,506	    4,238 	4.93
   Advances from Federal
      Home Loan Bank 	              414,262 	12,135 	5.89        	446,033	   12,409 	5.61
   Guaranteed junior subordinated
      deferrable interest debentures	34,500  	1,480 	 8.58    	    34,500	    1,480  8.58
   Long-term debt	                    4,167	     52   2.50   	      6,128	       72	 2.35
Total interest bearing
   liabilities/interest expense  	1,181,720	  29,737 	5.05      	1,244,573	  29,026 	4.69
Non-interest bearing liabilities:
   Demand deposits	                  84,860		                      	85,745
   Other liabilities	                13,518	                      		15,520
   Stockholders' equity	             67,700	                		      78,481
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY         	$1,347,798                  			$1,424,319

Interest rate spread		                               	2.32                         			2.61
Net interest income/
   net interest margin	                      	16,826 	2.63% 		               19,126 	2.87%
Tax-equivalent adjustment		                     (818)                 			    (1,100)
Net Interest Income		                        $16,008                     			$18,026

 ...PROVISION FOR LOAN LOSSES..... The Company's provision for loan losses for the first six months of 2000 totaled $423,000 or 0.10% of average total loans which was comparable with net-charge-offs for the period of $432,000 or 0.10% of average total loans. Both the provision and net charge-offs in the first six months of 2000 were lower than the comparable 1999 period due to stable asset quality.

 .....NON-INTEREST INCOME..... Non-interest income for the first six months of 2000 totaled $8.2 million which represented a $6.0 million decrease from the actual 1999 first six months performance of $14.2 million. On a pro forma basis, non-interest income for the first six months of 2000 totaled $7.6 million which represented a $3.6 million decrease from the pro forma 1999 first six months performance of $11.2 million. Factors contributing to the reduced non-interest income in 2000 included:

a $3.1 million decrease in gains realized on loans held for sale due in part to the non-recurrence of a $1.6 million gain on the sale of the Company's credit card portfolio in 1999. The remainder of the decrease was caused by a significant drop in mortgage refinancing activity which has reduced both the volume and spread on loan sales into the secondary market in the first six months of 2000. The following table reflects the impact of these reductions:

     		                           2000	            1999       	Difference

	Mortgage loans sold	         135,000,000	       267,000,000	   (132,000,000)
	Gain on mortgage loans sold 	    723,000	         1,890,000	     (1,167,000)
	Spread earned on loans sold	       54b.p.            	71b.p.       	(17b.p.)


 the non-recurrence of a $540,000 gain recognized on the sale of a marginally profitable branch office in the second quarter of 1999.

 A $906,000 loss realized on the sale of $125 million of investment securities in the first quarter of 2000. The Company used the proceeds from the sale to paydown short-term borrowings and delever its balance sheet. This balance sheet repositioning strategy helped reduce the Company's exposure to rising short-term interest rates. When compared to the $434,000 gain realized in the first quarter of 1999, this represents a net unfavorable change of $1.3 million.

 .....NON-INTEREST EXPENSE..... Non-interest expense for the first six months of 2000 totaled $28.8 million which represented a $2.4 million decrease from the actual 1999 first six months performance of $31.2 million. On a pro forma basis, non-interest expense for the first six months of 2000 totaled $22.3 million which represented a $1.5 million increase from the pro forma 1999 first six months performance of $20.8 million. Factors significantly impacting non-interest expenses in 2000 included:

 the recognition of $2.2 million in costs related to the spin-off of Three Rivers Bank to USBANCORP shareholders. These costs included investment banking fees, legal and accounting fees, severance and personnel costs, certain investor relations and shareholder costs, and system and facility changes.

 a $2.9 million decrease in salaries and employee benefits (an $812,000 decline on a pro forma basis) in 2000. The pro forma decline is due to 35 fewer FTE employees and reduced incentive compensation and profit-sharing expense. The lower employee base resulted primarily from a downsizing of the mortgage banking operation due to reduced production volumes, fewer employees at the Parent Company, and the Company's ability to defer new hires scheduled to fill certain open positions.

 the remainder of the decline in actual non-interest expense is due to Three Rivers Bank expenses being included for only one quarter of 2000 compared to the full six months of 1999. On a pro forma basis, equipment expense did increase due to higher technology related expenses while professional fees also increased due to higher legal and other professional fees.

 .....INCOME TAX EXPENSE..... The Company recognized a net credit for income taxes of $518,000 in the first six months of 2000. During the first quarter of 2000, the Internal Revenue Service completed its examination of the Company's tax returns through the 1997 tax year. As a result of the successful conclusion of this examination, the Company was able to reduce its income tax expense by $925,000 due to the reversal of a valuation allowance and accrued income taxes. Excluding this item, the Company's tax provision for the first six months of 2000 amounted to $407,000 or an effective rate of 19.4%. This represented a decline from the $3.7 million provision or 25.9% effective tax rate recognized in the first six months of 1999 as the level of pre-tax income has dropped to a greater extent than tax-free income. Net deferred income taxes of $2.0 million have been provided as of June 30, 2000, on the differences between taxable income for financial and tax reporting purposes.

 .....NET OVERHEAD BURDEN..... The Company's efficiency ratio (non-
interest expense divided by total revenue) on an operating basis, excluding spin-off costs, increased to 82.1% in the first six months of 2000 which compares unfavorably to the 64.2% efficiency ratio reported for the first six months of 1999. Factors contributing to the higher efficiency ratio included lower net interest income, reduced gains from asset sales, and reduced revenue from the mortgage banking operation. The amortization of intangible assets also creates a $2.8 million annual non-cash charge that negatively impacts the efficiency ratio. The efficiency ratio for the first six months of 2000, stated on a cash basis excluding the intangible amortization, was 77.5% or approximately 4.6% lower than the reported efficiency ratio. The Company's efficiency ratio was also negatively impacted by the Three Rivers Bank spin-off as all interest costs associated with the guaranteed junior subordinated deferrable interest debentures ($2.9 million annually) remained with USBANCORP.

 ..SEGMENT RESULTS..Footnote 16 presents the operating performance results of the Company's key business segments and identifies their net income contribution and risk-adjusted return on equity performance. When comparing the first six months of 2000 to the same 1999 period, the Trust segment again produced the highest ROE averaging 32.3% in 2000 compared to 30.8% in 1999. Commercial Lending also increased their ROE from 12.7% for the first six months of 1999 to 16.5% for the first six months of 2000 due to continued profitable loan growth in that segment. Retail banking demonstrated a modest reduction in ROE performance to 10.8% due to deposit cost of funds pressure and modest consumer loan run-off. The Company has experienced earnings pressure in mortgage banking as that division lost $434,000 in the first six months of 2000 producing a ROE of -

11.3%. The reduced gains on loan sales due to lower refinance activity has had a significant negative impact on the mortgage banking operation. The Company is currently exploring it strategic options to improve the earnings performance in mortgage banking.
The operating ROE in the investment/parent segment has declined from 21.5% in 1999 to 6.0% in 2000. The previously discussed $906,000 of securities losses realized to delever the balance sheet had a significant negative impact on the investment segment performance.
  Additionally, the decline in the net spread earned on leveraged assets due to the higher interest rate environment in 2000 has also negatively impacted the investment performance.

 .....BALANCE SHEET..... The Company's total consolidated assets were
$1.30 billion at June 30, 2000, compared with $2.47 billion at December 31, 1999, which represents a decrease of $1.17 billion due primarily to the spin-off of Three Rivers Bank which reduced total assets by slightly more than $1.0 billion. The remainder of the decline is due to lower investment security balances due to the previously discussed deleveraging of the balance sheet. On a pro forma basis excluding Three Rivers Bank, total loans and loans held for sale demonstrated little overall change from year-end as continued growth in commercial loans was offset by lower balances of residential mortgage and consumer loans. Cash balances dropped by $10 million as the Company maintained higher cash balances at December 31, 1999, in anticipation of potential deposit outflows due to Year 2000. No material deposit outflows materialized.

The Company is focusing on growing deposit balances to enhance liquidity and reduce its dependence on borrowings in 2000. The Company has achieved this deposit growth by actively marketing its convenience oriented preferred money market account and selectively targeting certain certificate of deposit categories with more aggressive pricing. On a pro forma basis, both of these strategies contributed to total deposits increasing by $8.8 million since December 31, 1999. Total borrowed funds decreased by $104 million since December 31, 1999, as the Company used the cash generated from investment security sales and paydowns to reduce short-term borrowings with the Federal Home Loan Bank. Total equity was up modestly from year-end due to improvement in other comprehensive income. The negative balance in accumulated other comprehensive income resulting from the mark-to-market of the available for sale securities portfolio reduced total equity by $16.6 million at June 30, 2000.

 .....LOAN QUALITY.....The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                            		Pro Forma
                                	    June 30 	December 31	 December 31 June 30
                                     2000 	   1999	        1999  	     1999
     Total loan delinquency
      (past due 30 to 89 days)       $ 7,046	 $5,920  	    $9,931     	$ 10,600
     Total non-accrual loans	          3,601  	2,872	       4,928       	10,247
     Total non-performing assets(f1)   4,097  	4,283      	13,359      	 11,852
     Loan delinquency, as a percentage
        of total loans and loans held
        for sale, net of unearned income	1.15%	0.96%	       0.91%	       0.99%
    Non-accrual loans, as a percentage
        of total loans and loans held
        for sale, net of unearned income	0.59  	0.47	        0.45	        0.96
     Non-performing assets, as a
        percentage of total loans and
        loans held for sale, net of
        unearned income, and other
        real estate owned	               0.67  	0.69         	1.21	       1.10


     (f1)Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned. All loans, except for loans that are insured for credit loss, are placed on non-accrual status upon becoming 90 days past due in either principal or interest.

	Between December 31, 1999, and June 30, 2000, total loan delinquency as a percentage of total loans increased modestly but still remained at a low 1.15%. Non-performing assets as a percentage of total loans declined significantly from 1.21% to 0.67% on an actual basis and were relatively stable on a pro forma basis. The December 31, 1999 non-performing assets were materially impacted by one large ($6 million) other real estate owned property at Three Rivers Bank. At all dates presented, the Company had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	                                      Pro Forma
    	                        June 30  	December 31  December  31  June 30
                    	        2000      1999	        1999          1999
Allowance for loan losses	   $ 5,313  	$5,329      	$ 10,350     	$ 10,891
Allowance for loan losses as
   a percentage of each of
   the following:
     total loans and loans
       held for sale,
       net of unearned income 	0.86%    	0.87%	        0.94%       	1.02%
     total delinquent loans
       (past due 30 to 89 days)	75.40    	90.02	       104.22    	  102.75
     total non-accrual loans	   147.54	   185.55      	210.02      	106.28
     total non-performing assets	 129.68 	124.42	       77.48       	91.89

Since December 31, 1999, the balance in the allowance for loan losses declined by $5.0 million due entirely to the spin-off of Three Rivers Bank. The Company's coverage of non-performing assets improved from 77% at year-end 1999 to 130% at June 30, 2000 and is now in compliance with the minimum financial covenant requirement associated with the Parent Company's unsecured line of credit.

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

The following table presents a summary of the Company's static
GAP positions (in thousands, except for the GAP ratios):

                      		    June 30         December 31   June 30
                            2000            1999          1999
Six month cumulative GAP
RSA........................	$   267,871    	$     574,913   	$  671,545
RSL.......................	    (175,181)   	   (1,178,167)  	  (863,192)
Off-balance sheet
 		   hedges...............	    220,000    	    (270,000)   	         -
GAP.......................	  $ (127,310)     	$ (333,254)   	$ (191,647)
GAP ratio..............	          0.68X  	          0.63X          0.78X
GAP as a % of total
   		   assets................	  (9.79)%	         (13.51)%       	(7.70)%
One year cumulative GAP
RSA......................	$     410,869      	$   788,634   	$  938,788
RSL......................	     (345,143)   	   (1,474,606)   (1,157,627)
Off-balance sheet
   hedges.............. 	       220,000    	     (140,000)   	        -
GAP......................	$    (154,274)      	$ (545,972)  	$ (218,839)
GAP ratio.............. 	          0.73X  	          0.59X         0.81X
GAP as a % of total
   assets...............        	(11.87)%	         (22.13)%	      (8.79)%

When June 30, 2000, is compared to December 31, 1999, both the
Company's six month and one year cumulative GAP ratios became less negative due primarily to the deleverage strategy where cash flow from securities with durations approximating five years was used to pay-down short-term borrowings with maturities of less than one year.

Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/- 7.5% and net income variability to +/-20.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.


The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario at June 30, 2000, to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the June 30, 2000, levels. The Company's most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

                   		Variability of	                     	Change In
	Interest Rate      	Net Interest     	Variability of	    Market Value of
     	Scenario	      Income	           Net Income	        Portfolio Equity

	Base	                  0%	                 0%	                   0%
	Flat	                  1.2               	 4.5                	 13.0
	200bp increase	       (5.9)             	(18.7)               	(33.8)
	200bp decrease	        2.0               	16.0                 	55.1

As indicated in the table, the maximum negative variability of USBANCORP's net interest income and net income over the next twelve month period was (5.9%) and (18.7%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The variability of market value of portfolio equity was (33.8%) under this interest rate scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

 .....LIQUIDITY...... Liquidity can be analyzed by utilizing the
Consolidated Statement of Cash Flows. Cash equivalents decreased by $34.5 million from December 31, 1999, to June 30, 2000, due primarily to $171 million of net cash used by financing activities.
 This more than offset $22.7 million of net cash provided by operating activities and $131 million of net cash provided by investing activities. Within investing activities, cash proceeds from investment security maturities and sales exceeded purchases of new investment securities by $170 million. Cash advanced for new loan fundings and purchases totaled $98 million and was approximately $16 million greater than the cash received from loan principal payments. Within financing activities net short-term borrowings and Federal Home Loan Bank advances were paid down by $176 million. The Company used $3.2 million of cash to pay common dividends to shareholders and $1.5 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures.

 .....CAPITAL RESOURCES..... As presented in Note 15, the Company continues to be considered well-capitalized after the spin-off of Three Rivers Bank. The Company targets an operating range of 6.0% to 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Note that the impact of other comprehensive income(loss) is excluded from the regulatory capital ratios. Additionally, the Company will generate approximately $2.8 million of tangible capital in 2000 due to the amortization of intangible assets. The post spin-off USBANCORP will first focus on providing a better than peer common dividend as a key means to enhance shareholder value. Over the remainder of 2000, the Company does not envision resuming its treasury stock repurchase program and will continue to shrink the size of the balance sheet through deleverage of the investment securities portfolio.

The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, both the Company and its subsidiary bank are considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium.

The Company's declared Common Stock cash dividend per share was $0.09 for the second quarter of 2000. This first post spin-off quarterly dividend was consistent with the amount previously disclosed in the Information Statement which described the spin-off transaction in detail. On an annualized basis assuming a $4.75 market price, this equates to a 7.6% dividend yield. The Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return particularly for retail shareholders.

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

Part II     Other Information

Item 4.     Submission of matters to a Vote of Security Holders

The annual meeting of shareholders of USBANCORP, Inc.
was held on April 25, 2000. The result of the item submitted for a vote was as follows:

	The following five directors, whose term will expire in 2003, were elected:

                 					      Number of Votes	         % of total
                        				Cast for Class I	       	outstanding
                         			Director	               	Shares Voted

	J. Michael Adams, Jr.	     10,961,398			            	82%
	Edward J. Cernic, Sr.	     10,962,793			            	82%
	Margaret A. O'Malley	      10,973,783			            	82%
	Mark E. Pasquerilla	       10,970,895            				82%
	Thomas C. Slater	          10,957,569	            			82%

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

             3.1	Articles of Incorporation, as amended (Incorporated
                 by reference to Exhibit III to Registration Statement
                 No. 2-79639 on Form S-14, Exhibits 4.2 and 4.3 to Registration Statement No. 33-685 on Form S-2, Exhibit
                 4.1 to Registration Statement No. 33-56604 on Form S-3, and Exhibit 3.1 to the Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1994).

             3.2	Bylaws, as amended and restated (Incorporated by
                 reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2000).

            	10.1	Services agreement between the Company and Three Rivers
                  Bancorp(Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

           15.1	Letter re:  unaudited interim financial information

           27.1	Financial Data Schedule

(b) Reports on Form 8-K:  On April 14 The Company filed an 8-
K announcing the successful completion of the spin-off of its Three Rivers Bank subsidiary.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					USBANCORP, Inc.
					Registrant


Date: August 14, 2000         				/s/Orlando B. Hanselman
                                					Orlando B.  Hanselman
                                					Chairman, President and
                                					Chief Executive Officer

Date: August 14, 2000          				/s/Jeffrey A. Stopko
                                 					Jeffrey A. Stopko
                                 					Senior Vice President and
                                 					Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

July 14, 2000

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


/s/Orlando B. Hanselman               /s/Jeffrey A.Stopko
Orlando B. Hanselman					               Jeffrey A. Stopko
Chairman, President &			              		Senior Vice President &
Chief Executive Officer				            	Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
USBANCORP, Inc. :

We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income for the three-month and six-month periods then ended and the related consolidated statements of changes in stockholders' equity and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of USBANCORP, Inc. as of December 31, 1999, and, in our report dated January 21, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
July 14, 2000

July 14, 2000

To the Stockholders and Board of Directors of USBANCORP, Inc.:

We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form S-3 (Registration No. 33-56604); Form S-8 (Registration No. 33-53935); Form S-8 (Registration No. 33-55845); Form S-8 (Registration No. 33-55207); and Form S-8 (Registration No. 33-55211) its Form 10-Q for the quarter ended June 30, 2000, which includes our report dated
July 14, 2000, covering the unaudited interim financial statement information contained therein. Pursuant to Regulation C of the Securities Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,

/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Exhibit 3.2

	BYLAWS OF USBANCORP, INC.

	ADOPTED February 24, 1995

	REVISED May 26, 2000

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

	Section 1.4.	Judges of Election.  Every election of directors
shall be managed by one or three judges, who shall be appointed from among the shareholders by the Board of Directors. The judges of election shall hold and conduct the election at which they are appointed to serve; and, after the election, they shall file with the Secretary a certificate under their hands, certifying the result thereof and the names of the directors elected. The judges of election, at the request of the Board of Directors or the Chairperson of the meeting, shall act as tellers of any other vote by proxy or ballot taken at such meeting, and shall certify the results thereof.
No person who is a candidate for office, or an officer or an employee of this corporation or a subsidiary thereof, shall act as a judge of election.

	Section 1.5.	Proxies.  Shareholders may vote at any meeting of
the shareholders in person or by proxies duly authorized in writing.
 Proxies, unless otherwise provided, shall be valid for only one meeting to be specified therein, and any adjournments of such meeting. No proxy shall be valid after eleven (11) months from the date of its execution unless otherwise provided in the proxy.
Proxies shall be dated and shall be filed with the records of the meeting.

	Section 1.6.	Quorum.  A majority of the outstanding capital
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

	Section 3.3. 	Audit Committee. The Audit Commitee shall
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

	The Committee shall recommend to the Board of Directors for its action the appointment or discharge of the Corporation's -
 ndependent auditors. The Committee shall consider the auditor's independence, audit and non-audit fees and the quality of their work. If the auditors are to be replaced, the Committee shall document the reason for replacement along with a recommendation for the appointment of new auditors.

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
appoint, from time to time, such agents or employees as it may deem advisable for the prompt and orderly transaction of the business of the Corporation, define their duties, fix salaries to be paid them and dismiss them. Subject to the authority of the Board of Directors, the President or any other officer of the Corporation authorized by him, may appoint and dismiss all or any agents or employees, prescribe their duties and the conditions of their employment, and from time to time, fix their compensation.

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
indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investi-gative, by reason of the fact that such person is or was a direc-tor, officer, employee or agent of the Corporation, or is or was serving, at the request of the Corporation, as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), amounts paid in settlement, judgments, and fines actually and reasonably incurred by such person in connection with such action, suit, or proceeding; provided, however, that no indemnification shall be made in any case where the act or failure to act giving rise to the claim for indemnification is determined by a court to have constituted willful misconduct or recklessness.

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

Exhibit 10.1
SERVICES AGREEMENT

	This Agreement made this 1st day of June, 2000 by and between USBANCORP, INC., a Pennsylvania corporation having its principal place of business at Main and Franklin Streets, Johnstown, Pennsylvania 15907 ("UBAN"), and THREE RIVERS BANCORP., INC., a Pennsylvania corporation having its principal place of business at 2681 Moss Side Boulevard, Monroeville, Pennsylvania 15146 ("TRB").

Background

 	UBAN is a bank holding company that was organized in 1984 and holds all the capital stock of U. S. Bank in Johnstown, Pennsylvania.

	TRB is a bank holding company formed on April 1, 2000 and holds all the capital stock of Three Rivers Bank and Trust
Company, Monroeville, Pennsylvania ("Three Rivers Bank").

	Prior to April 1, 2000, Three Rivers Bank was a wholly owned subsidiary of UBAN together with U.S. Bank. On April 1,
2000, TRB was formed and spun-off as a separate company to UBAN's shareholders in a tax-free distribution.

	Because a number of administrative services were previously performed by UBAN for Three Rivers Bank, and TRB will not have established the infrastructure necessary to perform certain of these services independently as of the spin-off date, the parties are entering into this Services Agreement to permit UBAN to continue to provide certain enumerated services to TRB and Three Rivers Bank.

 	NOW, THEREFORE, the parties hereto, intending to be legally bound, hereby agree as follows:

Agreement

	1.	Services Provided by UBAN.    UBAN shall provide to
TRB, for its benefit or the benefit of Three Rivers Bank, and TRB shall purchase from UBAN, the accounting/data processing services, and audit and loan review services more particularly described on Exhibit A. In providing such services, UBAN shall report to the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of TRB and/or Three Rivers Bank exclusively (the "Specified Officers"). UBAN shall be obligated to perform all of the services as are set forth on Exhibit A, but shall only perform such services to the extent they are requested, and in the manner and time frames as requested, by such Specified Officers. In order to permit UBAN to provide such services to TRB, TRB shall cause appropriate information to be provided to UBAN, in a format accessible by UBAN and on a mutually agreed upon timeframe, as may permit
UBAN to adequately provide the specific services requested by the Specified Officers.

	2.	Confidentiality; Limited Providers.   Due to the
potentially sensitive nature of the services to be provided hereunder, UBAN and TRB agree to the following protocols in connection with the provision of services as provided herein:

	(a)	UBAN shall identify to TRB the specific UBAN
personnel capable and available to perform the services requested hereunder.

	(b)	Except for the specific designated UBAN personnel,
no other employee, director, or committees of UBAN or any affiliate of UBAN shall (i) perform any services to TRB hereunder, or (ii) have access to any information of TRB's provided to UBAN for the purposes of this Agreement, or any of the reports produced by UBAN for TRB as contemplated by this Agreement.

	(c)	Consistent with the foregoing, all information
provided to UBAN for the purposes of this Agreement shall be directed solely to the designated persons, and UBAN shall cause such persons to utilize such information solely for the purposes of this Agreement in generating reports for TRB. UBAN will take all appropriate measures to insure that data and reports generated for TRB pursuant hereto shall not be accessible by non-designated persons within UBAN or any of its affiliates, whether by electronic means or otherwise. Hard copy reports generated pursuant hereto shall be maintained and marked as "Confidential" while in the possession of UBAN and shall not be accessible by other than the designated persons. UBAN hereby agrees that none of such designated persons will suffer any consequences for refusing to reveal the contents of the TRB information to the superiors of such designated persons.

	(d)	Notwithstanding any of the foregoing, whenever a
UBAN employee determines in good faith that he or she has an obligation to report any suspected criminal activity to a government agency or a superior, such disclosure shall not violate the terms of this Agreement.

3.  	Compensation for Services.  UBAN shall be
compensated at the following monthly amounts for the services provided and listed in attachment A. These amounts reflect a 15% mark-up from UBAN's cost to ensure that a reasonable profit margin is built in and the transaction is arms length. This mark-up is consistent with the prior inter-entity billing arrangement. The start date for the contract is April 1, 2000.

	Service		       	            Monthly Charge   		Expiration Date
	Accounting/data processing			$   51,500		         3/31/01
	Administration			           	$    5,000		        12/31/00
	Loan Review					             $   11,000		        12/31/00
	Audit					                  	$   30,000	         12/31/00
	Marketing					               $   10,500          12/31/00

	Total Monthly Charge			     	$  108,000

         (a) In rare instances, a "Specific Item" charge may be levied by UBAN to TRB for "extraordinary services" rendered.
 To qualify as extraordinary, these services must be considered unusual, non-recurring, and related to a specific service or project not customarily provided by UBAN to TRB hereunder. Any "Specific Item" charge must be separately invoiced at an amount that is reasonable and consistent with the fair market value of the service and must be approved in writing, in advance, by a Specified Officer of TRB.

         (b) One such specific item included in this contract is a reimbursement for the remaining fixed assets that were capitalized on the Parent Company's books that related to purchase accounting adjustments that were required to be pushed up to the Parent at the time of the original acquisition of TRB. The one time amount due to UBAN from TRB for these fixed assets totals $62,000.

 	4.	Billing and Payment.  UBAN shall deliver to TRB an
invoice for services provided not less frequently than five (5) business days after the end of each month. Payment is due to UBAN within ten days of receipt of the invoice.

 	5.	 Dispute Resolution.  In the event that TRB
disputes the amount of any invoice, it shall give written notice to UBAN within ten days of receipt of the invoice. In the event the parties are unable to resolve the dispute within thirty (30) days, the dispute shall be submitted to arbitration under the rules of the American Arbitration Association. Any arbitration proceeding will be held in Pittsburgh, Pennsylvania and any decision of the arbitrator will be final and binding upon the parties.

	6.	 Termination.  As stated in item 3 above, the term
of this agreement will be through March 31, 2001 for the accounting/data processing services and through December 31, 2000 for all other services. After this initial term, either party has the right to terminate this Agreement, without penalty, with respect to any service, or all services, upon sixty (60) days written notice to the other party. UBAN, and TRB shall have the right to continue the Agreement for additional one month terms, not exceeding in the aggregate a maximum period of two years from the date hereof for the accounting/data processing services and one year for the audit/loan review services. Upon termination of any service listed in Item 3 above, UBAN will provide TRB with mapping information and other applicable supporting documentation, as well as provide reasonable assistance, to facilitate the conversion to TRB's designated system or service provider, of TRB's electronic and physical records maintained by UBAN. The cost associated with providing this deconversion support will be viewed as a "specific item" and TRB will be charged according to the provisions of paragraph 3a. of this agreement.

	7.	Miscellaneous.   This Agreement shall be construed
in accordance with Pennsylvania law and all applicable federal banking regulations. This Agreement contains the entire agreement between the parties relating to the subject hereof, and no amendment may be made to this Agreement except by a writing signed by both parties. Nothing in this Agreement shall be construed to require any party to violate any requirement of federal or state banking law or regulation, as such may be in effect as of the date hereof or may be hereafter enacted or adopted. Any notices required under this Agreement shall be made in any commercially reasonable manner appropriate for the subject matter of the notice, and directed to the CFO of the party receiving the notice. Nothing in this Agreement shall be construed as making the parties partners in any endeavor, or agents of each other with power to bind the other.
 This is a contract for services only, and any tax ramifications of this Agreement shall be the obligation of each party individually, and no adjustment shall be made to any fees due hereunder as a result of any tax effect or change in the tax laws.

	USBANCORP, INC.

By: /s/Jeffrey A. Stopko
       Jeffrey A. Stopko,
       Senior Vice President & CFO

	THREE RIVERS BANCORP, INC.

	By:/s/Terry K. Dunkle
       Terry K. Dunkle
       Chairman & CEO

Audit
 Annual Risk Assessment of each functional unit or subsidiary.

 Allocation of Audit resources based on risk by utilizing internal and external resources as appropriate.

 Performance of integrated audits combining operational, financial, compliance and information systems testing into comprehensive audits.

 Performance of branch examinations.

 Issue reports to and solicit responses from Management for presentation to the Three Rivers Bancorp (TRBC) Board of
Directors Audit Committee.

 Meet with Audit Committee of TRBC in 2000 at least 4 times to review Internal Audit reports, external Audit
Recommendations, regulatory reports and litigation risk issues.

 Provide Risk Management facilitation services for training, implementation and ongoing risk monitoring efforts.

 Develop and facilitate a Board of Directors Audit Committee training session.

 Provide reports to the Board of Directors as specified by the Corporate Bylaws and Audit Committee charter.

 Issue functional and organization wide opinions on the reliability and integrity of financial and operating information as well as the effectiveness of internal controls.

Loan Review
Loan Review services will also continue which shall include:

 Review all loans within the prescribed scope and assign independent risk rating scores.

 Annually evaluate the scope threshold and make recommendations to the Audit Committee for their approval.

 Provide quarterly Commercial Lending and Commercial Mortgage portfolio assessment reports to Management.

 Provide status of loan portfolio reports, portfolio assessment reports and graphics of weighted average risk ratings to the Senior Officers Loan Committee and the Board
Loan Committee.

 Annual assessment of the Small Business Portfolio.

 Annual assessment of 2 or 3 Consumer Loan portfolio types i.e. Prestige Line of Credit.

 Periodic speculative lending portfolio assessments.

 Provide consultation in the quarterly completion of the Credit Risk Matrix as part of the organization risk management monitoring efforts.

 The provider of consolation services for the Loan Loss
Reserve Committee including the performance of Federal
Reserve provided stress testing methods.

 Report to the Board Audit Committee at least 4 times annually.

 Monitor delinquency and watch list loan reporting.

Accounts Payable Services:

1. The payment of all invoices, and expense reports after they have been properly approved by a member of TRBC's authorized management.

2. Preparation and transmittal of entries to TRBC's data center
for input into the general      ledger.

3. Preparation of year end 1099's for all applicable vendors.

4. Preparation of informational reports to human resources regarding income tax for reimbursed expenses.

5. Answer all inquiries from vendors regarding payment of invoices.

6. Provide information to management on request for vender histories, general ledger variance analysis and payment information regarding CRA contributions.

7. Calculation and submission of sales and use tax for both county and state.

Provide Profitability Accounting Services:

1. Process monthly FTP files and input into OPS and PPS for production of center profitability reports, RAROE and Product
Profitability reports.

2. Provide FTP, OPS and PPS Output files to TRBC in the format required for input into TRBC's executive CPS and Executive
Insight systems.

FTP  	   -  Funds Transfer Pricing
OPS	   -  Organization Profitability System
PPS	   -  Product Profitability System
RAROE -  Risk Adjusted Return on Equity

Historical Financial Reporting Systems and Budget:

1. Preparation of Key Historical Financial Reports and which assist management and the Board in monitoring the bank's financial performance trends and comparatives against budget.

2. Assistance in developing the annual budget on the Sendero
System.

Investment Accounting Services:

1. This service will include security set up in the master file, monthly accrued interest accretion and amortization based on the constant yield method, additions and deletions of monthly purchases, sales, maturities and prepayments by security, and maintaining safekeeping, daily file extracts provided for general ledger input and pledge information.

2. TRBC will receive reports monthly from the investment system as follows: Interest accrual Report, Amortization/Accretion Report, Portfolio Accounting Statement, Trial Balance
Report, Transaction Activity Recap Report, Projected Payment Report, Security Inventory Report for Safekeeping, FASB 115 Market Changes, Maturity Distribution, Pledged Securities Inventory Report, Schedule RC-B (Quarterly), and RC-R Risk Based Capital (Quarterly).

Regulatory Accounting and Tax Compliance Services:

1. Preparation of the TRB Call report and other FRY reports for the new TRB Holding Company on a quarterly basis as required.

2. Preparation of the necessary accounting schedules from the Call report documentation and Sendero system which will be used by the TRB Finance staff in their quarterly SEC filings.

3. Provide TRB with income tax compliance services which could include assistance in determining the quarterly tax payment, preparing schedules to be used in preparation of the annual tax return, deferred tax and effective tax rate analysis, and assistance with the Pa. Shares tax return if needed.

4. Maintain the TRB Fixed Asset Accounting System and provide the required reports to TRB management.

Asset/Liability and Interest Rate Risk Management Reporting
Services

1. Monthly Interest Rate Risk Management Reporting through preparation of a rolling 24-month reforecast which is used to create net interest income simulations. These simulations compare a base case to performance in different interest rate environments to measure and identify compliance against policy guidelines for net interest income and net income variability.

2. Preparation of an ALCO Guideline Summary exception report which monitors actual performance against key TRB ALCO policy guidelines.

3. Preparation of Static Gap Reports on a monthly basis.

4. Preparation of Market Value of Portfolio Equity Analysis
Reports on a quarterly basis.

5. Preparation of special simulation reports as needed to execute off balance sheet derivative transactions or other special asset/liability management strategies. The ability to perform this modeling in an efficient manner is critical to proactively managing TRB's leverage position which includes $400 million of borrowed funds.