Form 10-Q
period 2000-09-30
USBANCORP INC /PA/
filed 2000-11-13
CIK 707605

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

	 (Mark One)

X		Quarterly Report Pursuant to Section 13 or 15(d) of the
      		Securities Exchange Act of 1934

For the period ended    September 30, 2000


Transaction Report Pursuant to Section 13 or 15(d) of
       		the Securities Exchange Act of 1934

For the transaction period from
   to                 __

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

                       X  Yes    				  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                           	    Outstanding at November 1, 2000
Common Stock, par value $2.50 		             13,442,845
per share

	USBANCORP, INC.

	INDEX

PART I.   FINANCIAL INFORMATION:                   Page No.

 		Consolidated Balance Sheet -
September 30, 2000, December 31, 1999,
and September 30, 1999					                            4

Consolidated Statement of Income -
Three and Nine Months Ended September 30, 2000,
and 1999							                                       	5

Consolidated Statement of Changes
in Stockholders' Equity -
Nine Months Ended
September 30, 2000, and 1999 	                        	7

Consolidated Statement of Cash Flows -
Nine Months Ended
September 30, 2000, and 1999 			 	                    	8

Notes to Consolidated Financial
Statements			 				                                    	9

Management's Discussion and Analysis
of Consolidated Financial Condition
 	and Results of Operations			   	                  	 	24


Part II.	Other Information							                     	44

SERVICE AREA MAP

Presented on this page was a service area map depicting the States and Counties service by all entities of the Company.

	USBANCORP, INC.
	CONSOLIDATED BALANCE SHEET
	(In thousands)

				                                      September 30    December 31   September 30
                                          2000            1999          1999
                                          (Unaudited)		                 (Unaudited)
ASSETS
Cash and due from banks	                  $       23,629 	$     54,676 	$       41,740
Interest bearing deposits with banks	                100          	758 	           266
Investment securities:
Available for sale	                              551,476	    1,187,335	      1,212,987
Loans held for sale	                              16,041  	     21,753 	        21,901
Loans	                                           604,338    	1,082,459 	     1,057,137
Less:   Unearned income	                           8,410        	8,408 	         7,391
  Allowance for loan losses	                       5,358 	      10,350 	        10,911
  Net loans	                                     590,570    	1,063,701 	     1,038,835
Premises and equipment	                           13,685       	18,937 	        18,975
Accrued income receivable	                         8,715  	     16,650 	        17,379
Mortgage servicing rights	                        10,810       	13,510 	        14,457
Goodwill and core deposit intangibles	            20,741       	25,655 	        26,447
Bank owned life insurance	                        25,757	       37,290 	        36,869
Other assets	                                      7,819        27,214 	        18,837
   TOTAL ASSETS	                           $   1,269,343  	$ 2,467,479 	$    2,448,693

LIABILITIES
Non-interest bearing deposits	             $      80,208  	$   160,253 	$      178,430
Interest bearing deposits	                       573,678  	  1,070,688  	    1,035,962
Total deposits	                                  653,886  	  1,230,941 	     1,214,392
Federal funds purchased and securities
 sold underagreements to repurchase	              10,463 	      16,369 	        52,748
Other short-term borrowings                      	44,661       	84,874 	       145,103
Advances from Federal Home Loan Bank	            438,356      	956,999 	       852,008
Guaranteed junior subordinated
  deferrable interest debentures	                 34,500       	34,500 	        34,500
Long-term debt	                                    3,174         7,100 	         7,841
Total borrowed funds	                            531,154     1,099,842  	    1,092,200

Other liabilities	                                10,949        24,139 	        24,292
   TOTAL LIABILITIES	                          1,195,989  	  2,354,922  	    2,330,884

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000
 shares authorized;there were no shares
 issued and outstanding for the periods presented	     -  	          - 	             -
Common stock, par value $2.50 per share;
 24,000,000 shares
authorized; 17,490,455 shares issued and 13,399,536
outstanding on September 30, 2000; 17,390,496 shares
issued and 13,309,577 outstanding on December 31,
1999; 17,384,524 shares issued and 13,303,605
outstanding on September 30, 1999	                43,726        43,476 	        43,461
Treasury stock at cost, 4,090,919 shares on
September 30,
2000; 4,080,919 shares on December 31, 1999; and
4,080,919 shares on September 30, 1999	          (65,824)     	(65,725)	       (65,725)
Surplus	                                          65,936       	65,686 	        65,662
Retained earnings	                                41,407      	104,294       	 101,537
Accumulated other comprehensive income (loss)    (11,891)	     (35,174) 	      (27,126)
TOTAL STOCKHOLDERS' EQUITY	                       73,354 	     112,557 	       117,809
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY	                     $ 1,269,343 	 $ 2,467,479 	 $   2,448,693
See accompanying notes to consolidated financial statements.

	USBANCORP, INC.
	CONSOLIDATED STATEMENT OF INCOME
 (In thousands, except per share data)
        Unaudited


                                	     Three Months Ended	     Nine Months Ended
		                                        September 30           September 30
                                 	    2000	         1999	     2000 	      1999
INTEREST INCOME
   Interest and fees on loans
    and loans held for sale:
         Taxable                     	$  11,938    	$ 21,208 	$ 45,694	   $ 63,183
         Tax exempt             	           572	         557   	 1,761	      1,669
   Deposits with banks                      	56          	31	      135	         89
   Federal funds sold                       	10	           -	       10	          -
   Investment securities:
      Available for sale                 	9,463	      11,827   	38,284	     34,285
      Held to maturity                        -	       8,329	        -	     24,160
          Total Interest Income          22,039	      41,952	   85,884    	123,386

INTEREST EXPENSE
   Deposits                            	  6,203	      10,153	   22,916	     30,692
   Federal funds purchased and securities
      sold under agreements to repurchase   142      	   776 	   1,560	      2,693
   Other short-term borrowings             	941 	      1,504	    4,711    	  5,118
   Advances from Federal Home Loan Bank   6,651	      11,921	   23,911	     32,777
   Guaranteed junior subordinated
    deferrable interest  	                  740	         740	    2,220	      2,220
   Long-term debt                    	       24	         105	      131	        314
         Total Interest Expense          14,701	      25,199 	  55,449	     73,814

NET INTEREST INCOME                       7,338   	   16,753	   30,435	     49,572
   Provision for loan losses         	      249	         225       672 	     1,750

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                         	  7,089	      16,528	   29,763    	 47,822

NON-INTEREST INCOME
   Trust fees                            	1,257	       1,217  	  3,813     	 3,694
   Net realized (losses) gains
    on investment securities            	   (30)	         (3)    	(936)     	  431
   Net realized gains on
    loans held for sale                  	  706	         445   	 1,437	      4,300
   Wholesale cash processing fees           	 -	         159	      120	        477
   Service charges on deposit accounts      436      	   910  	  1,761	      2,654
   Net mortgage servicing fees           	  251	         216	      684	        536
   Bank owned life insurance              	 299	         415	    1,025	      1,247
   Gain on sale of branch	                    -	           -	        -	        540
   Other income                       	   1,528	       1,894 	   4,735	      5,524
         Total Non-Interest Income    	   4,447     	  5,253  	 12,639	     19,403

NON-INTEREST EXPENSE
   Salaries and employee benefits      	  4,932     	  8,044 	  18,189	     24,203
   Net occupancy expense                	   681     	  1,110  	  2,661	      3,468
   Equipment expense                       	777	       1,016	    2,726	      3,116
   Professional fees                     	  607      	   919	    2,054	      2,522
   Supplies, postage, and freight         	 402      	   677  	  1,446	      2,041
   Miscellaneous taxes and insurance   	    326	         439    	1,187	      1,343
   FDIC deposit insurance expense        	   33	          69	      129	        204
   Amortization of goodwill and
    core deposit intangibles                690      	   792   	 2,175 	     2,343
   Impairment charge (credit)
    for mortgage servicing rights	            -	        (625)	       -	       (625)
   Spin-off costs	                          327           	-	    2,552	          -
   Other expense                       	  1,505	       2,476	    5,924	      7,469
         Total Non-Interest Expense  	 $ 10,280	    $ 14,917	 $ 39,043	   $ 46,084

	CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME
CONTINUED FROM PREVIOUS PAGE
(In thousands, except per share data)
 Unaudited

                                     	 Three Months Ended 	   Nine Months Ended
                                         September 30             September 30
                                      	2000	        1999	     2000	       1999
INCOME BEFORE INCOME TAXES           	 $   1,256	   $ 6,864	  $  3,359  	 $ 21,141
 Provision (credit) for income taxes         203	     1,772	      (315)  	   5,473

NET INCOME                            	$   1,053	   $ 5,092	  $  3,674	   $ 15,668

PER COMMON SHARE DATA:
   Basic:
      Net income                      	$     0.08	  $   0.38	 $    0.28	  $   1.17
      Average shares outstanding       13,387,576	13,302,997	13,346,303	13,351,855
   Diluted:
      Net income                      	$     0.08	  $   0.38	 $    0.28	  $   1.16
      Average shares outstanding       13,387,923	13,404,177	13,347,939	13,477,277
   Cash dividends declared             $     0.09	  $   0.15	 $    0.33	  $   0.44

See accompanying notes to consolidated financial statements.

	USBANCORP, INC.
	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	(In thousands)
	Unaudited

                                 	September 30, 2000	    September 30, 1999

PREFERRED STOCK

	Balance at beginning of period	   $         -	           $          -
	Balance at end of period		                  -	                      -

COMMON STOCK

Balance at beginning of period	         43,476	                 43,375
New shares issued		                        250              	       86
Balance at end of period		              43,726	                 43,461

TREASURY STOCK

Balance at beginning of period	        (65,725)	               (61,521)
Treasury stock, at cost		                  (99)	                (4,204)
Balance at end of period		             (65,824)               	(65,725)

CAPITAL SURPLUS

	Balance at beginning of period		       65,686                		65,495
	New shares issued		                       250	             	      167
	Balance at end of period		             65,936	                	65,662

RETAINED EARNINGS

	Balance at beginning of period	      	104,294                		91,737
	Net income		                            3,674	                	15,668
	Spin-off of Three Rivers Bank		       (62,156)		                    -
	Cash dividends declared		              (4,405)	               	(5,868)
	Balance at end of period		             41,407	               	101,537

ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

	Balance at beginning of period		      (35,174)                		2,584
	Spin-off of Three Rivers Bank		        17,176	                     	-
	Other comprehensive income
	   (loss), net of tax		                 6,107	               	(29,710)
	Balance at end of period	            	(11,891)	              	(27,126)


	TOTAL STOCKHOLDERS' EQUITY	         $  73,354	             	$ 117,809

See accompanying notes to consolidated financial statements.

USBANCORP, INC.
	CONSOLIDATED STATEMENT OF CASH FLOWS
	(In thousands)
	Unaudited

                                            		Nine Months Ended
                                       		       September 30
                                             	2000	        1999
OPERATING ACTIVITIES
Net income	                                   $    3,674	  $    15,668
Adjustments to reconcile net income to
  net cash provided by operating activities:
Provision for loan losses	                           672 	       1,750
Depreciation and amortization expense	             1,710      	  1,943
Amortization expense of goodwill and
  core deposit intangibles                        	2,175 	       2,343
Amortization expense of mortgage
  servicing rights                                	1,384 	       2,111
Net amortization of investment securities 	          408         1,045
Net realized losses (gains) on
  investment securities	                             936         	(431)
Net realized gains on loans and
  loans held for sale                            	(1,437)      	(4,300)
Origination of mortgage loans held for sale    	(160,038)	    (333,973)
Sales of mortgage loans held for sale	           182,959      	359,657
Decrease (increase) in accrued income receivable	  1,129 	        (229)
(Decrease) increase in accrued expense payable      (255)          537
Net cash provided by operating activities	        33,317   	    46,121

INVESTING ACTIVITIES
Purchases of investment securities and other
  short-term investments - available for sale   	(48,155)    	(370,472)
Purchases of investment securities and other
short-term investments -  held to maturity	            -     	(104,527)
Proceeds from maturities of investment securities and
   other short-term investments -
   available for sale	                            87,104       	85,271
Proceeds from maturities of investment securities and
   other short-term investments - held to maturity	    -       	77,732
Proceeds from sales of investment securities and
   other short-term investments -
   available for sale	                           152,405      	221,824
Long-term loans originated	                      (95,313)   	 (294,515)
Loans held for sale                             	(16,041)     	(21,901)
Principal collected on long-term loans	           98,084     	 277,627
Loans purchased or participated	                 (17,655) 	     (9,743)
Loans sold or participated	                        4,729	        4,611
Net decrease in credit card receivable and
  other short-term loans	                          6,531    	   15,647
Purchases of premises and equipment	              (3,190)	      (3,111)
Sale/retirement of premises and equipment	         1,523      	    211
Net decrease in assets held in trust for
  collateralized mortgage obligation	              1,726          	793
Net decrease (increase) in mortgage
  servicing rights	                                1,316	         (371)
Net increase in other assets	                    (12,194)	      (7,250)
Net cash provided (used) by investing activities 160,870	     (128,174)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	  209,139     	 343,612
Payments for maturing certificates of deposit 	 (207,881)    	(329,873)
Net increase in demand and savings deposits	       1,585       	24,362
Net decrease in federal funds purchased, securities sold
   under agreements to repurchase, and
   other short-term borrowings                   	(2,803)    	 (33,279)
Net principal (repayments) borrowings of
  advances from Federal Home Loan Bank          (198,767)	      99,617
Repayments of long-term debt     	                (1,767)        	(708)
Common stock cash dividends paid	                 (4,405)      	(4,681)
Guaranteed junior subordinated deferrable
  interest debenture dividends paid	              (2,220)      	(2,187)
Proceeds from dividend reinvestment, stock
   purchase plan, and stock options exercised	       500	          253
Purchases of treasury stock      	                   (99)    	  (4,204)
Net decrease in other liabilities	                (2,195)	      (7,793)
Net cash (used) provided by financing activities(208,913) 	     85,119

Net transfer to Three Rivers Bancorp	            (16,979)	           -
NET (DECREASE) INCREASE IN CASH EQUIVALENTS	     (31,705)	       3,066
CASH EQUIVALENTS AT JANUARY 1	                    55,434    	   38,940
CASH EQUIVALENTS AT SEPTEMBER 30	               $ 23,729    	 $ 42,006

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

The consolidated financial statements include the accounts of USBANCORP, Inc. (the "Company") and its wholly-owned subsidiaries, U.S. Bank ("U.S. Bank"), USBANCORP Trust and Financial Services Company ("Trust Company"), Standard Mortgage Corporation of Georgia
(SMC), UBAN Associates, Inc., ("UBAN Associates") and United Bancorp Life Insurance Company ("United Life"). U.S. Bank is a state-chartered full service bank with 24 locations in west-central Pennsylvania. The Trust Company offers a complete range of trust and financial services and has $1.4 billion in assets under management. The Trust Company also offers the ERECT Funds and BUILD Fund which are collective investment funds for trade union controlled pension fund assets. SMC is a mortgage banking company whose business includes the servicing of mortgage loans and the origination of residential mortgage loans through a wholesale broker network in 14 states predominantly in the southeast. UBAN Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions. United Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

2.   Basis of Preparation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full-year. The financial results after April 1, 2000, do not include Three Rivers Bank.

With respect to the unaudited consolidated financial information of the Company for the three and nine month periods ended September 30, 2000, and 1999, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated October 13, 2000, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 1999, numbers are derived from audited financial statements.

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

                                        Three Months Ended  Nine Months Ended
                               	   						 September 30,	 	    September 30,
                                   	    2000  	      1999    2000   	 1999
Net income 	                            $   1,053    $ 5,092	$ 3,674  $ 15,668

Other comprehensive income, before tax:

Unrealized holding gains(losses) on
  investment securities   	                 5,829    (12,388)	 6,698  	(39,658)
Less: reclassification adjustment for losses
  (gains) included in net income               30	         3     936	     (431)
Other comprehensive income(loss) before tax 5,859    (12,385) 	7,634  	(40,089)
Income tax expense(credit) related to items
  of other comprehensive income             1,172     (3,198)  1,527   (10,379)
Other comprehensive income(loss), net of tax  4,687	  (9,187)  6,107	  (29,710)
Comprehensive income                        $ 5,740 $ (4,095)$ 9,781	$ (14,042)

5.   Consolidated Statement of Cash Flows

On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $834,000 in income tax payments in the first nine months of 2000 as compared to $3,477,000 for the first nine months of 1999. Total interest expense paid amounted to $62,565,000 in 2000's first nine months compared to $73,277,000 in the same 1999 period.

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

Investment securities available for sale:

                           			            September 30, 2000
                                         	Gross      	Gross
                              	Book      	Unrealized 	Unrealized	 Market
                              	Value     	Gains      	Losses     	Value
  U.S. Treasury               	$   11,377	$   -	      $     (59) 	$    11,318
  U.S. Agency    	                 25,741   	 -	           (943)      	24,798
  State and municipal  	           39,645  	  5	         (2,241)     	 37,409
  U.S. Agency mortgage-backed
     securities                  	443,090   396        	(14,225)     	429,261
  Other securities(f1)	            49,915     1    	     (1,226)	      48,690
       Total	                  $  569,768	$ 402	      $ (18,694) 	$   551,476

<F1>Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At September 30, 2000, 97.0% of the portfolio was rated "AAA" compared to 97.5% at September 30, 1999. Approximately 2.0% of the portfolio was rated below "A" or unrated on September 30, 2000.

7.	Loans Held for Sale

At September 30, 2000, $16,041,000 of newly originated fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value. Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

8.	Loans

The loan portfolio of the Company consists of the following
(in thousands):

                                   September 30 December 31 September 30
                            	      2000         1999   	    1999

     Commercial	                   $   122,340	 $   152,042	$   169,891
     Commercial loans secured
        by real estate 	               201,278     	406,927    	366,604
     Real estate - mortgage	           245,156     	452,507	    451,853
     Consumer	                          35,564	      70,983	     68,789
        Loans	                         604,338	   1,082,459	  1,057,137
     Less:  Unearned income	             8,410	       8,408       7,391
     Loans, net of unearned income	$   595,928	 $ 1,074,051	$ 1,049,746

Real estate-construction loans comprised 3.8% of total loans net of unearned income at September 30, 2000. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

                                 	Three Months Ended  	    Nine Months Ended
                                	   September 30            September 30
                         	        2000	        1999	      2000        1999
Balance at beginning of period	   $ 5,313 	    $ 10,891 	 $ 10,350 	  $ 10,725
Reduction due to spin-off of TRB	       -	            -	    (5,028)	         -
Charge-offs:
     Commercial                  	      2            	5      	 186    	  1,133
     Real estate-mortgage  	          167         	 131      	 836       	 555
     Consumer   	                     119      	    154        234         462
     Total charge-offs  	             288      	    290      1,256 	     2,150
Recoveries:
     Commercial                   	     8         	   1 	       45      	  275
     Real estate-mortgage    	         23          	 33     	  433       	 155
     Consumer     	                    53	           51        142	        156
     Total recoveries  	               84   	        85        620         586

Net charge-offs 	                     204         	 205	       636     	 1,564
Provision for loan losses   	         249 	         225        672       1,750
Balance at end of period   	     $  5,358    	 $ 10,911 	 $  5,358  	 $ 10,911

As a percent of average loans and loans held
     for sale, net of unearned income:
     Annualized net charge-offs 	    0.14%	        0.08%	     0.11%	     0.20%
     Annualized provision for
       loan losses                	  0.16        	 0.08     	 0.12       0.22
Allowance as a percent of loans and loans
     held for sale, net of unearned income
     at period end                 	 0.88 	        1.02     	 0.88     	 1.02
Total classified loans          	 $11,748     	 $27,323  	 $11,748  	 $27,323

(For additional information, refer to the "Provision for Loan
Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations on pages 30 and 39, respectively.)

10.	Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $3,109,000 and $7,129,000 being specifically identified as impaired and a corresponding allocation reserve of $437,000 and $500,000 at September 30, 2000, and September 30, 1999, respectively. The average outstanding balance for loans being specifically identified as impaired was $2,384,000 for the first nine months of 2000 compared to $5,424,000 for the first nine months of 1999. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first nine months of 2000 or 1999.

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

                  September 30, 2000        December 31, 1999    September 30, 1999
                        		    Percent of         		 Percent of	        	Percent of
                        		    Loans in           		 Loans in          		Loans in
                        		    Each               		 Each              		Each
              		              Category 		           Category 	 	        Category
                  	Amount    	to Loans     	Amount 	to Loans 	   Amount	to Loans
Commercial	        $    1,298	20.0%	        $ 1,991	13.9%	       $  535	15.9%
Commercial
  loans secured
  by real estate	       1,500	32.9  	         2,928	37.1  	       2,344	34.2
Real Estate -
  mortgage	               414	42.7  	           791	43.3  	         824	44.2
Consumer	                 506	 4.4  	           631	 5.7  	         619	 5.7
Allocation to
  general risk	         1,640    -        	   4,009    -     	    6,589	   -
     Total	            $5,358 100.0%       	$10,350 100.0%     	$10,911  100.0%

Even though real estate-mortgage loans comprise approximately
43% of the Company's total loan portfolio, only $414,000 or 7.7% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.
The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.
 The Company has strengthened its allocations to the commercial segments of the loan portfolio during 2000. Factors considered by the Company that led to increased allocations to the commercial segments of the portfolio included: the potential adverse effects of rising interest rates which began in the second half of 1999, continued growth of the commercial loan portfolio, the increase in concentration risk among our 25 largest borrowers compared to total loans and the overall growth in the average size associated with these credits.

At September 30, 2000, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 9.)

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

                              September 30  December 31   September 30
                         		   2000	   	     1999   		     1999
Non-accrual loans		           $  6,085	     $ 4,928     		$ 9,888
Loans past due 90
   days or more		                   51      		1,305   		      453
Other real estate owned		          460	    	  7,126   		    1,290
Total non-performing
    assets		                  $  6,596		   $ 13,359    		$ 11,631

Total non-performing
   assets as a percent
   of loans and loans
   held for sale, net
   of unearned income,
   and other real estate owned   1.08%       		1.21%       		1.08%

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

                                   	Three Months Ended  	Nine Months Ended
                              	        September 30        September 30
                                   	2000       	 1999	   2000       	1999
Interest income due in accordance
   with original terms	             $ 112	       $ 174	  $  256	     $ 326
Interest income recorded	               -        	  (5)	    (68)   	   (19)
Net reduction in interest income	   $ 112	       $ 169	  $  188	     $ 307

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

    Borrowed Funds Hedges

The Company has entered into several interest rate swaps to
hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and two years are being used to fund fixed-rate agency mortgage-backed
securities with durations ranging from three to five years.   Under
the swap agreements, the Company pays a fixed-rate of interest and receives a floating-rate which resets either monthly or quarterly.
 For the $40 million interest rate cap, the Company receives payment from the counter party when the federal funds rate goes above the 6.25% strike rate. The following table summarizes the interest rate swap transactions which impacted the Company's first nine months of 2000 performance:

                                  				Fixed  	Floating	           	Impact
	Notional  	   Start    	Termination 	Rate	   Rate	    Repricing	  On Interest
	Amount	       Date	     Date	        Paid    Received	Frequency	  Expense

 $100,000,000	 10-25-99	 10-25-00 	   6.17%	  6.31%	   Quarterly	  $ (104,763)
	  50,000,000 	10-25-99	 10-25-01    	6.41	   6.31	    Quarterly	      66,276
  	50,000,000	 10-25-99 	10-25-01	    6.42	   6.31    	Quarterly	      38,743
 	120,000,000	  5-01-99	  4-30-00	    5.00   	5.75	    Monthly      	(318,468)
  	80,000,000	  4-13-00	  4-15-02    	6.93	   6.48	    Quarterly	     164,881
  	40,000,000	  4-11-00	  4-30-01	    6.25	   6.50	    Monthly	        35,778
                                                  							          $ (117,553)

The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include Mellon Bank, PNC and First Union) in the interest rate swap agreements is remote. The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate floors outstanding at September 30, 2000, or September 30, 1999.

13.   Goodwill and Core Deposit Intangible Assets

USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $11.4 million of goodwill and $9.3 million of core deposit intangible assets on its balance sheet.
 A rollforward of the Company's intangible asset balances is as follows (in thousands):

     Balance at December 31, 1999			 	 $ 25,655
     Reduction due to spin-off of TRB			 (2,739)
     Amortization expense				            (2,175)
     Balance at September 30, 2000	  	 $ 20,741

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

           Remaining 2000		                  $    684
                      2001	 	             	     2,731
                      2002		                 	  2,731
                      2003		                 	  2,731
                      2004		                 	  2,304
                2005 and after	             	   9,560

14.  Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at September
30, 2000, (in thousands, except percentages):

	Type		              Maturing	         Amount	        Weighted
                                                  				Average
                                                 					Rate

	Open Repo Plus		    Overnight	        $    27,804	    6.77%

	  Advances and		    2000	                 190,000	    6.61
 		wholesale     	  	2001	                  76,250    	5.90
  	repurchase	      	2002	                   2,500	    6.59
  	agreements     	 	2003	                  53,750	    6.14
                  			2004 and after	       115,856	    6.19

Total Advances and			                      438,356	    6.32
wholesale repurchase
agreements

Total FHLB Borrowings		                  $ 466,160	    6.34%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2000, the Company meets all capital adequacy requirements to which it is subject.

As of September 30, 2000, and 1999, as well as, December 31, 1999, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category.

                                   		  	                          To Be Well
                                                    		            Capitalized Under
                               		           For Capital           Prompt Corrective
As of September 30, 2000    Actual      	   Adequacy Purposes     Action Provisions
                         Amount      Ratio  Amount      Ratio     Amount    Ratio
Total Capital (to Risk                   (In thousands, except ratios)
  Weighted Assets)
    Consolidated	        $  103,437 	15.76%	$   52,520	 8.00%	    $  65,650	10.00%
    U.S. Bank	               88,703	 14.06     	50,481	 8.00        	63,101	10.00

Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated	            84,560 	12.88  	   26,260	 4.00     	   39,390	 6.00
    U.S. Bank               	83,472	 13.23     	25,240	 4.00        	37,861	 6.00

Tier 1 Capital (to Average
  Assets)
    Consolidated	            84,560	  6.67  	   50,687	 4.00      	  63,359	 5.00
    U.S. Bank               	83,472 	 6.79     	49,142	 4.00        	61,428	 5.00

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

The contribution of the major business segments to the consolidated results (the operating earnings exclude spin-off expenses) for the first nine months of 2000 and 1999 were as follows (in thousands, except ratios):

September 30, 2000	  Net income	  Operating earnings	  Risk adjusted	    Total assets
                                                    			return on equity
                                                    			(Operating)
Retail banking	      $ 2,198	     $ 2,198	             13.5%	            $    399,792
Commercial lending	    2,819	       2,819	             17.1	                  282,130
Mortgage banking	       (382)       	(382)            	(6.7)	                  31,072
Trust	                   891	         891	             34.9	                    1,794
Other fee based	         203         	203	             16.7	                    3,079
Investment/Parent	    (2,055)	         89	              0.4	                  551,476
Total	               $ 3,674	     $ 5,818	              9.3	             $  1,269,343

September 30, 1999	  Net income	  Operating earnings	   Risk adjusted	   Total assets
                                                     			return on equity
                                                     			(Operating)
Retail banking	      $   3,569	   $   3,569	            12.1%	           $    694,054
Commercial lending	      3,607	       3,607	            13.4	                 475,041
Mortgage banking	          200	         200	             3.2	                  51,585
Trust	                     799         	799            	36.0	                   1,716
Other fee based 	          131         	131	            12.1              	     2,854
Investment/Parent	       7,362	       7,362	            21.6	               1,223,443
Total	                $ 15,668    	$ 15,668	            15.7            	 $ 2,448,693

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

The accompanying USBANCORP Pro Forma Condensed Consolidated Financial Statements should be read in conjunction with the historical consolidated financial statements and notes thereto. The USBANCORP pro forma condensed consolidated income statements assume that the dividend to shareholders occurred on January 1, 1999. The pro forma condensed consolidated financial information is presented for informational purposes only and does not purport to reflect the results of operations of USBANCORP or Three Rivers Bancorp or the results of operations that would have occurred had USBANCORP or Three Rivers Bancorp been operated as a separate, independent company. The pro forma adjustments to the accompanying historical consolidated statements of income are set forth below.

	Pro Forma Condensed Consolidated Statements of Income
                                         Three River
                           USBANCORP	    Bancorp	                 	USBANCORP
                          	Historical	   Historical		              Pro Forma
                          	Period Ended	 Period Ended	            	Period Ended
                          	September 30,	March 31,		               September 30,
                          	2000	         2000	         Adjustment 	2000
                            		(In thousands, except per share data)

Total interest income	     $  85,884	    $ 18,100	     $      -    	$  67,784
Total interest expense	       55,449	      11,011                    		44,438
Net interest income	          30,435	       7,089	                    	23,346
Provision for loan losses	       672	         150		                       522
Net interest income after
   Provision for loan losses 	29,763	       6,939		                    22,824
Total non-interest income	    12,639	         623	                    	12,016
Total non-interest expense	   39,043	       6,589	         117(A)     	32,571
Income before income taxes	    3,359	         973        	(117)        	2,269
Provision for income taxes	     (315)	       (477)	        (35)(B)	       127
Net income	                 $  3,674	    $  1,450	      $  (82)     	$  2,142

Diluted earnings per share	 $    0.28	          -       	$(0.11)    	$   0.17
Average shares outstanding	    13,348          	-	            -       	13,348

                                       		Three Rivers
	                            USBANCORP  	Bancorp		                 USBANCORP
                            	Historical 	Historical              		Pro Forma
                            	Year Ended	 Year Ended		              Year Ended
                            	December 31,	December 31,           		December 31,
                            	1999	        1999	        Adjustment 	1999
                                 		(In thousands, except per share data)

Total interest income	       $ 165,188	   $ 70,816	    $      -    	$ 94,372
Total interest expense	         99,504     	41,082		                  58,422
Net interest income	            65,684	     29,734		                  35,950
Provision for loan losses	       1,900	        300                  		 1,600
Net interest income after
   Provision for loan losses	   63,784	     29,434		                  34,350
Total non-interest income	      24,374      	5,653		                  18,721
Total non-interest expense	     60,815     	21,027	         469(A)   	40,257
Income before income taxes	     27,343	     14,060        	(469)     	12,814
Provision for income taxes	      6,922	      4,090	        (142)(B)    2,690
Net income	                  $  20,421	   $  9,970	     $  (327)  	$  10,124
Diluted earnings per share	  $    1.52	          -	     $ (0.77)  	$   0.75
Average shares outstanding     	13,451	          -	           -      	13,451

Notes to unaudited pro forma condensed consolidated financial statements:

(A) To record the additional incremental expenses USBANCORP incurred that were previously allocated to and paid by Three Rivers Bank.

(B) To record the income tax impact of the above expenses at the Company's historical effective tax rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS
("M.D.& A.")

 ..ECONOMIC ENVIRONMENT IMPACT ON FINANCIAL PERFORMANCE.When both the third quarter and first nine months of 2000 are compared to the same 1999 period, the most significant economic item that has impacted the Company's financial performance has been the higher interest rate environment. The Federal Reserve Board has significantly increased the federal funds rate by 150 basis points over this period in an effort to slow the growth rate of the economy. This higher interest rate environment has negatively impacted the Company's financial performance in several key areas specifically reducing non-interest income generated in the mortgage banking operation and lowering the Company's net interest margin performance particularly the net interest income earned on leveraged assets. Additionally, the Company's pro-active decision to deleverage its balance sheet in response to the higher interest rate environment also resulted in the realization of investment security losses in 2000.

	The higher interest rate environment has caused a significant slowdown in mortgage refinancing activity in 2000 causing the Company's volume of mortgage loans sold into the secondary market to decline from $360 million in the first nine months of 1999 to $183 million for the same 2000 period. This lower volume, combined with a reduced spread earned on mortgage loan sales, has reduced non-interest income by $1.2 million in 2000.(See more detailed discussion under the Non-Interest Income section of the MD& A.)

	Non-interest income was also negatively impacted by $936,000 in losses realized on the sale of $152 million of investment securities in the first nine months of 2000. The Company used the proceeds from these sales to paydown short-term borrowings and delever its balance sheet. This balance sheet repositioning strategy helped reduce the Company's future exposure to rising short-term interest rates. However, this reduction in the volume of earning assets, combined with contraction in the net interest margin due to a higher cost of funds, caused a $4.0 million pro forma reduction in net interest income in 2000. The contraction in the net interest margin was most evident on the Company's leveraged assets. Despite the increased use of off-balance sheet products to hedge borrowing costs and the deleverage of the borrowed funds position, the net spread earned on the Company's leveraged assets declined from 1.08% in the first nine months of 1999 to 0.50% in the first nine months of 2000.(See more detailed discussion under Net Interest Income and Margin and Component Changes in Net Interest Income later in this MD & A.)

 .....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios). The Company successfully spun-off its Three Rivers Bank subsidiary on April 1, 2000. Consequently, the financial results after April 1st no longer include Three Rivers Bank. The pro forma results for the third quarter of 1999 exclude Three Rivers Bank to allow for more meaningful comparability with the third quarter of 2000. Operating performance data excludes non-recurring costs related to the spin-off of Three Rivers Bank.

                                      								        Pro Forma
                              	 Three Months Ended 	Three Months Ended	 Three Months Ended
                                September 30, 2000  September 30, 1999  September 30, 1999
 Net income                     $    1,053          $ 2,675            	$ 5,092
 Diluted earnings per share           0.08           	 0.20              	 0.38
 Return on average equity             5.97%         	 14.57%	             16.27%
 Return on average assets             0.33    	        0.75              	 0.82

 Operating Performance Data
 Operating earnings             $ 1,283             $ 2,675	            $ 5,092
 Operating earnings per
  diluted share                       0.10            	0.20	               0.38
 Cash operating earnings
  per diluted share	                  0.14	            0.24	               0.43
 Return on average equity             7.27%      	    14.57%	             16.27%
 Return on average assets             0.40 	           0.75                0.82

The Company's net income for the third quarter of 2000 totaled
$1.1 million or $0.08 per diluted share. Operating earnings, excluding final Three Rivers Bank spin-off costs, totaled $1.3 million or $0.10 per diluted share. On an operating basis, the Company's return on equity(ROE) averaged 7.27% in the third quarter of 2000. The third quarter 2000 financial performance represents a decrease from the $5.1 million or $0.38 per diluted share actual performance or $2.7 million or $0.20 per diluted share pro forma performance for the third quarter of 1999. The Company's pro forma ROE in the third quarter of 1999 averaged 14.57%.

Factors that contributed to the lower operating earnings in the third quarter of 2000 included reduced net interest income, an increased provision for loan losses, and higher non-interest expense. A 42 basis point reduction in the net interest margin and a reduced level of earning assets caused net interest income to decline by $2.0 million from the pro forma third quarter 1999 level.
 The provision for loan losses was $99,000 higher and non-interest expenses, excluding spin-off costs, were $330,000 higher than the pro forma 1999 level. These negative items were partially offset by a $564,000 increase in non-interest income due to increased trust fees and gains generated on the sale of mortgage servicing rights.

Presented on this page was a graphic representation of net interest margin vs cost of funds vs fed funds rate for the last nine quarters. The data points were;
              net interest margin   cost of funds   fed funds rate
                      2.54             5.22              6.60
                      2.54             5.10              6.27
                      2.75             4.96              5.65
                      2.90             4.78              5.31
                      2.99             4.64              5.10
                      3.00             4.62              4.73
                      2.95             4.70              4.73
                      3.01             4.77              4.91
                      3.15             4.88              5.54

 .....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.
 It is the Company's philosophy to strive to optimize net interest income performance in varying interest rate environments. The following table compares the Company's net interest income performance for the third quarter of 2000 to the third quarter of 1999 on both an actual and pro forma basis (in thousands, except percentages):

                                    Three Months Ended
                                       September 30,
                          	    2000   	     1999  	       1999
                              	Actual      	Pro Forma    	Actual
Interest income               	$ 22,039    	$ 23,969      $ 41,952
Interest expense	                14,701    	  14,656  	     25,199
Net interest income              	7,338       	9,313      	 16,753
Tax-equivalent
   adjustment	                      360   	      539   	       775
Net tax-equivalent
   interest income	            $  7,698  	  $  9,852  	   $ 17,528

Net interest margin	               2.54%       	2.96%        	2.99%

	USBANCORP's net interest income on a tax-equivalent basis decreased by $2.2 million or 21.9% from the pro forma 1999 third quarter due to a combination of a reduced net interest margin and a lower volume of earning assets. A 42 basis point drop in the net interest margin was caused by a 55 basis point increase in the cost of funds due to higher costs for both borrowings and deposits. This increase in the cost of funds more than offset the benefit of a six basis point increase in the earning asset yield due to a higher loan portfolio yield. The lower volume of earning assets resulted from a reduced volume of investment securities due to the Company's decision to delever the balance sheet in 2000.

 ...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the third quarter of 2000 decreased by $2.1 million or 8.6% when compared to the same 1999 pro forma quarter. This decrease was due to the previously mentioned decline in the volume of earning assets. Total average earning assets were $124 million lower in the third quarter of 2000 due to a $132 million or 18.3% decrease in investment securities which more than offset an $8 million or 1.3% increase in total loans. Management delevered the securities portfolio through a combination of securities sales and cash flow from mortgage-backed securities pay-downs. The Company used this cash from the securities portfolio to paydown short-term borrowings and reduce the Company's exposure to rising short-term interest rates. Within the loan portfolio, the Company was able to continue to achieve solid loan growth in the commercial and commercial mortgage loan categories which more than offset lower balances of residential mortgage and consumer loans due to the higher interest rate environment. This shift within the loan portfolio towards higher yielding commercial loans was a key factor contributing to the five basis point improvement in the total loan portfolio yield to 8.20%. The yield on total investment securities decreased by 17 basis points to 6.54% as slower prepayment speeds have extended the duration of the portfolio which has limited repricing opportunities in the higher interest rate environment experienced in the third quarter of 2000. Also, the Company has not been purchasing new higher yielding securities due to the decision to use investment portfolio cash flow to pay down borrowings.

The Company's total interest expense for the third quarter of 2000 increased by $46,000 when compared to the same 1999 pro forma quarter. This higher interest expense was due entirely to a 55 basis point increase in the cost of funds to 5.22% which caused interest expense to rise by $1.7 million. Interest rates, particularly short rates such as fed funds and 90 day libor, were 140 basis points higher in the third quarter of 2000 as compared to the third quarter of 1999. These higher interest rates contributed to a 70 basis point increase in the cost of borrowings to 6.07% and a 58 basis point increase in the cost of interest bearing deposits to 4.29%. This increased interest expense resulting from higher rates more than offset a $1.5 million reduction in interest expense resulting from a lower volume of interest bearing liabilities. Specifically, total borrowed funds were $116 million lower in the third quarter of 2000 due to the previously discussed balance sheet deleverage strategy. The Company expects to continue to experience net interest margin pressure in 2000 due to the anticipated upward repricing of maturing deposits and borrowings which will negatively impact the cost of funds.

The tables that follow provide an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately 35% is used to compute tax equivalent yields. The pro forma data in the tables excludes Three Rivers Bank.


Three Months Ended September 30 (In thousands, except percentages)

                   	              	     2000 Actual 	              	    1999 Actual
                                     		 Interest                      		Interest
                           	Average	    Income/  	Yield/	 Average	      Income/  Yield/
        	                   Balance	    Expense 	 Rate  	 Balance	      Expense 	Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	       $  607,092 	$  12,701	8.20%	  $  1,061,789 	$ 21,940	8.08%
   Deposits with banks	          3,391        	56	6.50          	4,779       	31	2.56
   Federal funds sold	             600	        10	6.39  	            -	        -	   -
   Total investment
    securities	                589,228  	   9,632	6.54    	  1,268,414 	  20,756	6.55

 Total interest earning
   assets/interest income	   1,200,311    	22,399	7.41      	2,334,982   	42,727	7.27
Non-interest earning assets:
   Cash and due from banks	     19,412                       			38,259
   Premises and equipment	      13,593                       			19,199
   Other assets	                60,005                       			92,204
   Allowance for loan losses    (5,396)		               	      (10,947)
TOTAL ASSETS	               $1,287,925                   			$2,473,697

Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand  $   47,497	   $    119 1.00%   	$   93,710	  $   233 	0.99%
   Savings                     	96,674     	   366	1.51       	173,760	      726 	1.66
   Money markets	              130,398	      1,630 4.97       	185,809	    1,634 	3.49
   Other time	                 300,841   	   4,089 	5.41   	   609,678  	  7,560 	4.92
   Total interest bearing
     deposits                 	575,410	      6,204 	4.29    	1,062,957	   10,153 	3.79
   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other
        short-term borrowings	  77,905	      1,084 	5.44      	177,623	    2,280 	5.01
   Advances from Federal
      Home Loan Bank 	         427,403	      6,651 	6.19      	867,555	   11,921 	5.45
   Guaranteed junior subordinated
      deferrable interest
      debentures	               34,500	        740	 8.58  	     34,500	      740  8.58
   Long-term debt	               3,529	         22  2.48         8,220	      105	 5.07
Total interest bearing
   liabilities/interest
   expense	                  1,118,747	     14,701 	5.22    	2,150,855	   25,199 	4.64
Non-interest bearing liabilities:
   Demand deposits	             85,800	                      		173,549
   Other liabilities	           13,205                       			25,135
   Stockholders' equity	        70,173	                  		    124,158
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY    	$1,287,925	                   		$2,473,697

Interest rate spread		                              	2.19    			                  2.63
Net interest income/
   net interest margin		                     7,698  	2.54% 		             17,528 	2.99%
Tax-equivalent adjustment		                   (360)			                      (775)
Net Interest Income		                      $ 7,338 			                   $16,753

Three Months Ended September 30 (In thousands, except percentages)

                       	              	     2000 Actual 	         	        1999 Pro Forma
                                         		 Interest   			                 Interest
                           	Average	        Income/  	Yield/	  Average	    Income/  	Yield/
                           	Balance	        Expense  	Rate    	Balance	    Expense 	 Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	       $  607,092 	    $  12,701	8.20%	   $  599,319 	$ 12,389	 8.15%
   Deposits with banks	          3,391 	           56	6.50  	       3,922 	      25	 2.47
   Federal funds sold	             600            	10	6.39  	           - 	       -	    -
   Total investment
    securities            	    589,228      	   9,632	6.54    	   721,262 	  12,093	 6.71

 Total interest earning
   assets/interest income	   1,200,311 	       22,399	7.41     	1,324,503 	  24,507	 7.35
Non-interest earning assets:
   Cash and due from banks	     19,412                          			20,965
   Premises and equipment	      13,593                          			13,837
   Other assets	                60,005                          			69,792
   Allowance for loan losses    (5,396)	                   		      (5,359)
TOTAL ASSETS               	$1,287,925                      			$1,423,738

Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand 	$   47,497	      $    119  1.00%   	$   50,354	  $   127 	1.00%
   Savings	                     96,674	           366 	1.51       	105,942	      402 	1.51
   Money markets	              130,398	         1,630  4.97       	127,613	    1,202 	3.74
   Other time	                 300,841	         4,089 	5.41    	   301,292	    3,741 	4.93
   Total interest bearing
    deposits	                  575,410	         6,204 	4.29    	   585,201	    5,472 	3.71
   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other
        short-term borrowings	  77,905	         1,084 	5.44       	121,845	    1,529 	4.98
   Advances from Federal
      Home Loan Bank 	         427,403	         6,651 	6.19       	499,641	    6,882 	5.46
   Guaranteed junior subordinated
      deferrable interest
      debentures	               34,500	           740  8.58    	    34,500	      740  8.58
   Long-term debt	               3,529	            22  2.48   	      5,392	       32	 2.35
Total interest bearing
   liabilities/interest
    expense	                 1,118,747	        14,701 	5.22     	1,246,579	   14,655 	4.67
Non-interest bearing liabilities:
   Demand deposits	             85,800		                           	88,414
   Other liabilities	           13,205	                           		15,694
   Stockholders' equity	        70,173	                       		    73,051
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY    	$1,287,925		                        	$1,423,738
Interest rate spread			                                 2.19    			                   2.69
Net interest income/
   net interest margin		                         7,698 	2.54% 		               9,852 	2.96%
Tax-equivalent adjustment	                  	     (360)			                      (539)
Net Interest Income		                          $ 7,338 			                   $ 9,313

 ...PROVISION FOR LOAN LOSSES..... The Company's provision for loan losses for the third quarter of 2000 totaled $249,000 or 0.16% of average total loans. This provision level was above net charge-offs for the quarter which amounted to $204,000 or 0.14% of average loans. Both the provision and net charge-offs in the third quarter of 2000 were higher than the prior year third quarter. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note 9 and the Allowance for Loan Losses section of the MD&A.) The Company expects its provision level to at a minimum match and more likely exceed net charge-offs through the remainder of 2000. This is due to the inherent risk in the loan portfolio resulting from increased holdings of commercial and commercial real estate loans and the increased credit risk associated with the higher interest rate environment in 2000.

 .....NON-INTEREST INCOME..... Non-interest income for the third quarter of 2000 totaled $4.4 million which represented an $806,000 decrease from the actual third quarter 1999 performance and a $564,000 increase from the pro forma 1999 third quarter results. This increase when compared to the pro forma 1999 third quarter was primarily due to the following items:

a $251,000 increase in gains realized on loans held for sale/mortgage servicing due entirely to a $300,000 increase in income generated on the sale of mortgage servicing rights. This gain generated on the sale of $2 million of mortgage servicing rights more than offset reduced gains on loan sale income due to lower wholesale mortgage loan production. The Company took advantage of the improved value of mortgage servicing rights in the higher interest rate environment to generate cash and pay down debt in its mortgage banking operation in the third quarter of 2000.

a $291,000 increase in trust fees to $1.3 million in the third quarter of 2000. This trust fee growth reflects increased assets under management due to the profitable expansion of the Company's trust operations.

	Non-interest income as a percentage of total revenue averaged 37.7% in the third quarter of 2000. To provide a longer term perspective for this comparison, the ratio of non-interest income to total revenue averaged 28.3% for the full year 1997. The continued growth and diversification of non-interest income is a key post spin-off strategic goal of USBANCORP. UBAN Associates, is a registered investment advisory firm based in State College that provides investment management and asset/liability consulting services to small and mid-sized financial institutions. UBAN Associates total revenue has grown by 97% from $202,000 in the first nine months of 1999 to $399,000 in the first nine months of 2000.
 USNB Financial Services has also experienced strong revenue growth from the sale of annuities, mutual funds, and insurance products as its total revenue has increased by 72% from $89,000 in the first nine months of 1999 to $153,000 for the same 2000 period. The Company is also excited about the revenue potential from two new companies formed in 2000 - Mount Nittany Mortgage - a retail mortgage origination office that is aligned with the largest residential real-estate agency based in State College and Red Eagle Associates - a debt collection agency. In just their first nine months of operation these two entities generated approximately $90,000 of non-interest revenue.

 .....NON-INTEREST EXPENSE..... Non-interest expense for the third quarter of 2000 totaled $10.3 million which represented a $4.6 million decrease from the actual third quarter 1999 performance and a $657,000 increase from the pro forma 1999 third quarter results. This increase when compared to the pro forma 1999 third quarter was primarily due to the following items:

in the third quarter of 1999 the Company benefited from a $625,000 reversal of an impairment reserve on mortgage servicing rights that had been established in 1998. This reserve reversal was due to the improved value of the mortgage servicing portfolio and favorably reduced non-interest expense. There was no such benefit in the third quarter of 2000.

an $787,000 or 13.8% decrease in salaries and employee benefits due to 23 fewer FTE employees and reduced incentive compensation and pension/profit-sharing expense. The lower employee base resulted from a downsizing of the mortgage banking operation, fewer employees at the Parent Company, and the Company's ability to delay filling certain open positions.

the recognition of $327,000 in final costs related to the April 1st spin-off of Three Rivers Bank to USBANCORP shareholders.

a $153,000 increase in equipment expense due to higher technology related expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

 .....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios). The Company's actual performance results for the first nine months of 2000 only include Three Rivers Bank for the first quarter of the year while the actual performance results for the first nine months of 1999 include Three Rivers Bank for the entire period. The pro forma results exclude Three Rivers Bank from all financial data. Operating performance data excludes non-recurring costs related to the spin-off of Three Rivers Bank.

				                                                           Pro Forma            Pro Forma
                       Nine Months Ended   Nine Months Ended   Nine Months Ended    Nine Months Ended
                       September 30, 2000  September 30, 1999  September 30, 2000   September 30, 1999
 Net income            $3,674              $15,668             $   2,224   	        $8,188
 Diluted earnings
  per share              0.28              	 	1.16 	                0.17	             0.61
 Return on average
  equity                 5.86%               15.66	%                4.34% 	           14.28%
 Return on average
  assets                 0.29                 0.86                  0.22		            0.77

 Operating Performance Data:
 Operating earnings     $ 5,818 	           $15,668             $  3,974            $8,188
 Operating earnings
  per diluted share        0.44                1.16                 0.30	             0.61
 Cash operating earnings per
      diluted share       	0.57	               1.31	                0.42	             0.73
 Return on average
   equity                  9.28%              15.66%               	7.75%	            14.28%
 Return on average
   assets                  0.46           	    0.86	                0.40	             0.77

The Company's net income for the first nine months of 2000 totaled $3.7 million or $0.28 per diluted share. Operating earnings, excluding spin-off costs, totaled $5.8 million or $0.44 per diluted share. USBANCORP expensed all costs incurred to complete the Three Rivers Bank spin-off in the first nine months of 2000. These non-recurring spin-off costs amounted to $2.1 million on an after-tax basis. On a pro forma basis, the Company's operating earnings totaled $4.0 million or $0.30 per diluted share for the first nine months of 2000. The financial performance for the first nine months of 2000 represents a decrease from the $15.7 million or $1.16 per diluted share actual performance or $8.2 million or $0.61 per diluted share pro forma performance for the first nine months of 1999.

Factors that contributed to the lower operating earnings in
the first nine months of 2000 included reduced net interest income and a lower level of non-interest income. The lower non-interest income resulted primarily from reduced gains on asset sales as the Company benefited from a $1.6 million gain on the sale of its credit card portfolio and a $540,000 gain on the sale of a small marginally
profitable branch office in 1999.   A 29 basis point reduction in
the net interest margin and a reduced level of earning assets caused net interest income to decline by $4.0 million from the pro forma 1999 level. These negative items were partially offset by a lower provision for loan losses and reduced income tax expense.

 .....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first nine months of 2000 to the first nine months of 1999 on both an actual and pro forma basis (in thousands, except percentages):

                                                      Pro Forma
	                        Nine Months Ended            Nine Months Ended
                         September 30,                September 30,
                         2000   	     1999            2000  	      1999
Interest income	         $ 85,884    	$ 123,386  	    $ 67,784   	 $ 71,022
Interest expense	          55,449     	  73,814   	     44,438    	  43,683
Net interest income	       30,435       	49,572       	 23,346      	27,339
Tax-equivalent
   adjustment	              1,385   	     2,347 	        1,179     	  1,639
Net tax-equivalent
   interest income	      $ 31,820    	 $ 51,919  	    $ 24,525	    $ 28,978

Net interest margin	        2.66% 	       2.98% 	        2.61%	       2.90%

USBANCORP's pro forma net interest income on a tax-equivalent basis decreased by $4.5 million or 15.4% from the first nine months of 1999 due to a combination of a reduced net interest margin and a lower volume of earning assets. A 29 basis point drop in the net interest margin was caused by a 41 basis point increase in the cost of funds due to higher costs for both borrowings and deposits. This increase in the cost of funds more than offset the benefit of a six basis point increase in the earning asset yield due to a higher loan portfolio yield. The lower volume of earning assets resulted from a reduced volume of investment securities due to management's decision to delever the balance sheet in 2000. The same trends noted on a pro forma basis were also experienced on an actual basis with the volume of earning asset shrinkage magnified due to the spin-off of Three Rivers Bank.

 ...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total pro forma tax-equivalent interest income for the first nine months of 2000 decreased by $3.7 million or 5.1% when compared to the same 1999 period. This decrease was due to the previously mentioned decline in the volume of earning assets. Total pro forma average earning assets were $79 million lower in the first nine months of 2000 due to a $90 million or 12.5% decrease in investment securities which more than offset a $9 million or 1.5% increase in total loans.
 Beginning in the later part of the first quarter of 2000, management delevered the securities portfolio through a combination of securities sales and cash flow from mortgage-backed securities pay-downs. The Company used this cash from the securities portfolio to paydown short-term borrowings and reduce the Company's exposure to rising short-term interest rates. Within the loan portfolio, the shift towards higher yielding commercial loans was a key factor contributing to the 13 basis point improvement in the total loan portfolio yield to 8.26%. The yield on total investment securities decreased by 13 basis points to 6.50% as slower prepayment speeds have extended the duration of the portfolio which has limited repricing opportunities in the higher interest rate environment experienced in 2000.

The Company's total pro forma interest expense for the first nine months of 2000 increased by $756,000 when compared to the same 1999 period. This higher interest expense was due entirely to a 41 basis point increase in the cost of funds to 5.09% due to the higher interest rate environment in 2000. Higher interest rates, particularly short term rates, contributed to a 56 basis point increase in the cost of borrowings to 5.96% and a 41 basis point increase in the cost of interest bearing deposits to 4.13%. This increased interest expense resulting from higher rates more than offset a $3.0 million reduction in interest expense resulting from a lower volume of interest bearing liabilities. Specifically, total borrowed funds were $77 million lower in the first nine months of 2000 due to the previously discussed balance sheet deleverage strategy.
It is recognized that interest rate risk does exist from the Company's use of borrowed funds to purchase investment securities to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $320 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 12.) Additionally, the maximum amount of leveraging the Company can execute is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to plus or minus 7.5% and net income variability to plus or minus 20% over a twelve month period. (See further discussion under Interest Rate Sensitivity). Despite the increased use of off-balance sheet products to hedge borrowing costs and the deleverage of the borrowed funds position, the net spread earned on the Company's leveraged assets declined from 1.08% in the first nine months of 1999 to 0.50% in the first nine months of 2000. The net interest income contribution from the leveraged assets declined from $7.7 million or 14.8% of total net interest income in the first nine months of 1999 to $2.5 million or 7.8% of total net interest income in the first nine months of 2000. On a pro forma basis, the decline in net interest income on leveraged assets amounted to $3.2 million. The Company expects to continue to reduce the size of both the investment securities portfolio and borrowed funds through the remainder of 2000.

The tables that follow provide an analysis of net interest income for the nine month periods ended September 30, 2000 and September 30, 1999 on both an actual and pro forma basis. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 28.

Nine Months Ended September 30 (In thousands, except percentages)

                        	              	     2000 Actual   	         	        1999  Actual
                                          		 Interest   			                   Interest
                               	Average     	Income/  	Yield/	  Average     	 Income/  	Yield/
                               	Balance	     Expense 	Rate     	Balance	      Expense 	Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	           $   767,807 	$ 48,010	8.23%	    $  1,062,539 	$ 65,376	8.11%
   Deposits with banks            	   4,835 	     135	3.67            	4,152 	      89	2.83
   Federal funds sold                  	200	       10	6.44  	              -	        -	   -
   Total investment securities	     804,419 	  39,114	6.48      	  1,235,344 	  60,268	6.50

 Total interest earning
   assets/interest income	        1,577,261   	87,269	7.35        	2,302,035 	 125,733	7.26
Non-interest earning assets:
   Cash and due from banks	          25,929 			                       37,132
   Premises and equipment	           15,352 		                       	18,804
   Other assets	                     63,328 	                       		99,610
   Allowance for loan losses  	      (7,108)			                      (11,033)
TOTAL ASSETS	                    $1,674,762 			                   $2,446,548

Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand      	$   62,330  	$    452 0.97% 	    $   94,122	  $   698 	0.99%
   Savings	                         119,686  	   1,422 	1.59        	173,690	    2,101 	1.62
   Money markets	                   146,187	     4,957  4.53        	183,194	    4,630 	3.38
   Other time	                      411,991	    16,086 	5.22     	   617,771	   23,263 	5.03
   Total interest bearing deposits	 740,194	    22,917 	4.14      	1,068,777	   30,692 	3.84

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other
        short-term borrowings	      143,704	     6,272 	5.83    	    210,104	    7,811 	4.97
   Advances from Federal
      Home Loan Bank 	              538,103	    23,911 	5.94        	796,408	   32,777 	5.50
   Guaranteed junior subordinated
      deferrable interest debentures	34,500	     2,220  8.58    	     34,500	    2,220  8.58
   Long-term debt	                    4,717	       129  3.65    	      8,638	      314	 4.85
Total interest bearing
   liabilities/interest expense  	1,461,218	    55,449	 5.06      	2,118,427	   73,814 	4.65
Non-interest bearing liabilities:
   Demand deposits	                 112,953		                       	169,078
   Other liabilities	                16,825		                        	25,271
   Stockholders' equity	             83,766			                       133,772
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY         	$1,674,762		                    	$2,446,548

Interest rate spread			                                  2.29    			                    2.61
Net interest income/
   net interest margin		                         31,820 	2.66% 		               51,919 	2.98%
Tax-equivalent adjustment		                      (1,385)	                   		  (2,347)
Net Interest Income		                           $30,435 			                    $49,572

Nine Months Ended September 30 (In thousands, except percentages)

                        	              	     2000  Pro Forma              	1999  Pro Forma
                                          		 Interest   			                Interest
                               	Average	     Income/  	Yield/	 Average	    Income/  	Yield/
                               	Balance	     Expense 	Rate    	Balance	    Expense 	Rate
Interest earning assets:
   Loans and loans held
     for sale, net of
     unearned income	           $   609,273 	$ 38,256	8.26%	   $  600,112 	$ 36,979	8.13%
   Deposits with banks	               4,587      	130	3.73         	3,101 	      70	2.98
   Federal funds sold	                  199 	      10	6.44  	           - 	       -	   -
   Total investment securities	     626,663 	  30,567	6.50   	    716,564 	  35,654	6.63

 Total interest earning
   assets/interest income	        1,240,722   	68,963	7.38     	1,319,777 	  72,703	7.32
Non-interest earning assets:
   Cash and due from banks	          20,698 			                    20,629
   Premises and equipment           	13,552                     			13,815
   Other assets	                     58,293                     			75,039
   Allowance for loan losses  	      (5,425)	              		      (5,135)
TOTAL ASSETS	                    $1,327,840                 			$1,424,125

Interest bearing liabilities:
   Interest bearing deposits:
   Interest bearing demand      	$   48,311	  $    362 1.00%  	$   50,224	  $   378 	1.01%
   Savings	                          98,258	     1,108 	1.51     	106,961	    1,209 	1.51
   Money markets                   	129,063	     4,589  4.77     	124,265	    3,321 	3.57
   Other time	                      301,971 	   11,783 	5.21  	   303,221	   11,391 	5.01
   Total interest bearing
      deposits	                     577,603	    17,842 	4.13     	584,671	   16,299 	3.72

   Short term borrowings:
      Federal funds purchased,
        securities sold under
        agreements to repurchase
        and other
        short-term borrowings	      126,028	     5,515 	5.85     	156,286	    5,767 	4.93
   Advances from Federal
      Home Loan Bank 	              418,643    	18,786 	5.99     	463,903	   19,292 	5.56
   Guaranteed junior subordinated
      deferrable interest debentures	34,500	     2,220  8.58       34,500	    2,220  8.58
   Long-term debt	                    3,955	        75  2.53        5,882	      104	 2.36
Total interest bearing
   liabilities/interest expense	  1,160,729	    44,438 	5.09   	1,245,242	   43,682 	4.68
Non-interest bearing liabilities:
   Demand deposits	                  85,173			                     86,635
   Other liabilities	                13,413			                     15,577
   Stockholders' equity	             68,525			                     76,671
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY	         $1,327,840			                 $1,424,125

Interest rate spread			                                  2.28    			                 2.64
Net interest income/
   net interest margin		                         24,525 	2.61% 	            	29,021 	2.90%
Tax-equivalent adjustment		                      (1,179)			                  (1,639)
Net Interest Income		                           $23,346 			                 $27,382

 ...PROVISION FOR LOAN LOSSES..... The Company's provision for loan losses for the first nine months of 2000 totaled $672,000 or 0.12% of average total loans which was comparable with net charge-offs for the period of $636,000 or 0.11% of average total loans. Both the provision and net charge-offs in the first nine months of 2000 were lower than the comparable 1999 period.

 .....NON-INTEREST INCOME..... Non-interest income for the first nine months of 2000 totaled $12.6 million which represented a $6.8 million decrease from the actual 1999 first nine months performance of $19.4 million. On a pro forma basis, non-interest income for the first nine months of 2000 totaled $12.0 million which represented a $3.1 million decrease from the pro forma 1999 first nine months performance of $15.1 million. Factors contributing to the reduced non-interest income in 2000 included:

a $2.9 million decrease in gains realized on loans held for sale due in part to the non-recurrence of a $1.6 million gain on the
sale of the Company's credit card portfolio in 1999. The
remainder of the decrease was caused by a significant drop in mortgage refinancing activity which has reduced both the
volume and spread on loan sales into the secondary market in the first nine months of 2000. The following table reflects
the impact of these reductions:
                              		2000	          1999	         Difference

	Mortgage loans sold	           $183,000,000	  $360,000,000	 $(177,000,000)
	Gain on mortgage loans sold	        935,000 	    2,120,000    (1,185,000)
	Spread earned on loans sold	         51b.p.	        59b.p.      	(8 b.p.)

the non-recurrence of a $540,000 gain recognized on the sale of a marginally profitable branch office in the second quarter of 1999.

a $936,000 loss realized on the sale of $152 million of investment securities in the first nine months of 2000. The Company used the proceeds from the sale to paydown short-term borrowings and delever its balance sheet. This balance sheet repositioning strategy helped reduce the Company's exposure to rising short-term interest rates.
 When compared to the $431,000 gain realized in the first nine months of 1999, this represents a net unfavorable change of $1.4 million.

a $148,000 or 27.6% increase in net mortgage servicing fees in 2000 due to reduced amortization expense on mortgage servicing rights as the higher interest rate environment has caused a slowdown in mortgage prepayment speeds.

 .....NON-INTEREST EXPENSE..... Non-interest expense for the first nine months of 2000 totaled $39.0 million which represented a $7.1 million decrease from the actual 1999 first nine months performance of $46.1 million. On a pro forma basis, non-interest expense for the first nine months of 2000 totaled $32.5 million which represented a $2.1 million increase from the pro forma 1999 first nine months performance of $30.4 million. Factors significantly impacting non-interest expenses in 2000 included:

the recognition of $2.6 million in costs related to the spin-off of Three Rivers Bank to USBANCORP shareholders. These costs included investment banking fees, legal and accounting fees, severance and personnel costs, certain investor relations and shareholder costs, and system and facility changes.

a $6.0 million decrease in salaries and employee benefits (a $1.6 million decline on a pro forma basis) in 2000. The pro forma decline is due to 23 fewer FTE employees and reduced incentive compensation and pension/profit-sharing expense. The lower employee base resulted primarily from a downsizing of the mortgage banking operation due to reduced production volumes, fewer employees at the Parent Company, and the Company's ability to defer new hires scheduled to fill certain open positions.

the remainder of the decline in actual non-interest expense is due to Three Rivers Bank expenses being included for only one quarter of 2000 compared to the full nine months of 1999. On a pro forma basis, equipment expense did increase due to higher technology related expenses while professional fees also increased due to higher legal and other professional fees. There was also $570,000 less benefit from a reversal of an impairment reserve for mortgage servicing rights in 2000 as compared to 1999.

 .....INCOME TAX EXPENSE..... The Company recognized a net credit for income taxes of $315,000 in the first nine months of 2000. During the first quarter of 2000, the Internal Revenue Service completed its examination of the Company's tax returns through the 1997 tax year. As a result of the successful conclusion of this examination, the Company was able to reduce its income tax expense by $925,000 due to the reversal of a valuation allowance and accrued income taxes. Excluding this item, the Company's tax provision for the first nine months of 2000 amounted to $610,000 or an effective rate of 18.2%. This represented a decline from the $5.5 million provision or 25.9% effective tax rate recognized in the first nine months of 1999 as the level of pre-tax income has dropped to a greater extent than tax-free income. Net deferred income taxes of $2.0 million have been provided as of September 30, 2000, on the differences between taxable income for financial and tax reporting purposes.

 .....NET OVERHEAD BURDEN..... The Company's efficiency ratio (non-
interest expense divided by total revenue) on an operating basis, excluding spin-off costs, increased to 82.1% in the first nine months of 2000 which compares unfavorably to the 64.6% efficiency ratio reported for the first nine months of 1999. Factors contributing to the higher efficiency ratio included lower net interest income, reduced gains from asset sales, and reduced revenue from the mortgage banking operation. The amortization of intangible assets also creates a $2.8 million annual non-cash charge that negatively impacts the efficiency ratio. The efficiency ratio for the first nine months of 2000, stated on a cash basis excluding the intangible amortization, was 77.2% or approximately 5.0% lower than the reported efficiency ratio. The Company's efficiency ratio was also negatively impacted by the Three Rivers Bank spin-off as all interest costs associated with the guaranteed junior subordinated deferrable interest debentures ($2.9 million annually) remained with USBANCORP.

 ..SEGMENT RESULTS..Note 16 presents the operating performance results of the Company's key business segments and identifies their net income contribution and risk-adjusted return on equity performance. When comparing the first nine months of 2000 to the same 1999 period, the Trust segment again produced the highest ROE averaging 34.9% in 2000 compared to 36.0% in 1999. Trust also grew its net income by 11.5% in 2000 due to success in generating new 401(k) business and continued growth of collective investment funds for trade union pension plans. Commercial Lending increased its ROE from 13.4% for the first nine months of 1999 to 17.1% for the first nine months of 2000 due to continued profitable loan growth particularly in the commercial leasing operation. Retail banking demonstrated an improvement in ROE to 13.5% due to reduced operating expenses in the branch network. The Company has experienced earnings pressure in mortgage banking as that division lost $382,000 in the first nine months of 2000 producing a ROE of -6.7%. The reduced gains on loan sales due to lower refinance activity has had a significant negative impact on the mortgage banking operation.
The Company is currently exploring it strategic options to improve the earnings performance in mortgage banking. The operating ROE in the investment/parent segment has declined from 21.6% in 1999 to 0.4% in 2000. The previously discussed $936,000 of securities losses realized to delever the balance sheet had a significant negative impact on the investment segment performance.
Additionally, the decline in the net spread earned on leveraged assets due to the higher interest rate environment in 2000 has also negatively impacted the investment performance. Finally, the TRB spin-off also negatively impacted the investment/parent performance as all interest costs associated with the Company's guaranteed junior subordinated deferrable interest debentures remained with USBANCORP while this segment lost the net interest income benefit provided from TRB's investment portfolio.

 .....BALANCE SHEET..... The Company's total consolidated assets were
$1.27 billion at September 30, 2000, compared with $2.47 billion at December 31, 1999, which represents a decrease of $1.2 billion due primarily to the spin-off of Three Rivers Bank which reduced total assets by slightly more than $1.0 billion. The remainder of the decline is due to lower investment security balances due to the previously discussed deleveraging of the balance sheet. On a pro forma basis excluding Three Rivers Bank, total loans and loans held for sale declined modestly from year-end as continued growth in commercial loans was more than offset by lower balances of residential mortgage and consumer loans. Cash balances dropped by $8 million as the Company maintained higher cash balances at December 31, 1999, in anticipation of potential deposit outflows due to Year 2000. No material deposit outflows materialized.

The Company has focused on growing deposit balances to enhance liquidity and reduce its dependence on borrowings in 2000. The Company has achieved modest core deposit growth by actively marketing its convenience oriented preferred money market account and selectively targeting certain certificate of deposit categories
with more aggressive pricing.   The Company also expanded its hours
of operation at five select branches to seven days a week to further emphasize its convenience positioning. Additionally, the Company recently opened its first full service branch facility in Centre County. This geographic expansion into the demographically attractive State College Market(home of Penn State University) will allow the Company to aggressively pursue new deposit growth by capitalizing on previously established commercial loan relationships. On a pro forma basis, total borrowed funds decreased by $130 million since December 31, 1999, as the Company used the cash generated from investment security sales and paydowns to reduce short-term borrowings with the Federal Home Loan Bank. Total equity on a pro forma basis increased by $6.5 million from year-end due to improvement in other comprehensive income. The negative balance in accumulated other comprehensive income resulting from the mark-to-market of the available for sale securities portfolio reduced total equity by $11.9 million at September 30, 2000.

 .....LOAN QUALITY.....The following table sets forth information concerning USBANCORP's loan delinquency and other non-performing assets (in thousands, except percentages):

                                                		Pro Forma
                             	    September 30   	December 31   	December 31  	 September 30
                                  2000      	     1999	          1999     	     1999
  Total loan delinquency (past due
   30 to 89 days)	                $ 4,575  	      $5,920	        $9,931 	       $ 9,199
  Total non-accrual loans   	       6,085         	2,872	         4,928 	         9,888
  Total non-performing assets<F1> 	 6,596         	4,283	        13,359 	        11,631
  Loan delinquency, as a percentage
     of total loans and loans held
     for sale, net of unearned income	0.75%	       0.96%          	0.91%	       0.86%
  Non-accrual loans, as a percentage
     of total loans and loans held
     for sale, net of unearned income	0.99        	0.47	           0.45	        0.92
  Non-performing assets, as a
     percentage of total loans and
     loans held for sale, net of
     unearned income, and other
     real estate owned	               1.08  	      0.69	           1.21	        1.08

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

	Between December 31, 1999, and September 30, 2000, total loan delinquency as a percentage of total loans declined to 0.75%. Non-performing assets as a percentage of total loans declined from 1.21% to 1.08% on an actual basis but increased from the 0.69% December 31, 1999 pro forma ratio. During the third quarter of 2000, one commercial loan relationship totaling $2.7 million was transferred into non-accrual status. In total at September 30, 2000, $3.8 million or 58% of the total non-performing assets related to two commercial loan relationships for which specific allocations within the loan loss reserve amounting to $450,000 had been established. The Company is working diligently to try to successfully workout of both of these problem credits prior to year-end. Additionally, $1.9 million or 29% of the total non-performing assets are residential mortgages which have historically experienced low levels of net charge-offs. At all dates presented, the Company had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

 .....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

                                            	Pro Forma
       	                    September 30    	December 31 	 December  31  September 30
                   	        2000        	    1999	         1999       	  1999
Allowance for loan losses	  $ 5,358 	        $5,329 	      $ 10,350     	$ 10,911
Allowance for loan losses as
   a percentage of each of
   the following:
     total loans and loans
       held for sale,
       net of unearned income	0.88%	          0.87%	         0.94%   	      1.02%
     total delinquent loans
       (past due 30 to 89 days)	117.11 	       90.02	        104.22      	  118.61
     total non-accrual loans	    88.05	       185.55 	       210.02        	110.35
     total non-performing assets 81.23       	124.42	         77.48         	93.81

Since December 31, 1999, the balance in the allowance for loan losses declined by $5.0 million due entirely to the spin-off of Three Rivers Bank. On a pro forma basis, the allowance for loan losses has grown modestly during 2000 as the loan loss provision has slightly exceeded net charge-offs. Due to the previously discussed increase in non-performing assets during the third quarter of 2000, the Company's coverage of non-performing assets declined to 81% which is below the minimum financial covenant requirement associated with the Parent Company's unsecured line of credit. The Company had no borrowings outstanding on this line of credit at September 30, 2000 and will not draw on the line until the loan loss reserve coverage ratio of non-performing assets is in compliance with the minimum financial covenant.

 .....INTEREST RATE SENSITIVITY..... Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital. The management and measurement of interest rate risk at USBANCORP is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all off balance sheet hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3)static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company's Board of Directors on an ongoing basis.

Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to plus or minus 7.5% and net income variability to plus or minus 20.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the September 30, 2000, levels. The Company's most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

                 		Variability of	                       	Change In
	Interest Rate    	Net Interest	     Variability of	      Market Value of
	Scenario	         Income	           Net Income	          Portfolio Equity

	Base	               0%	                0%	                  0%
	Flat	              (0.1)            	 (0.4)               	 1.0
	200bp increase	    (5.9)            	(19.0)              	(22.8)
	200bp decrease    	(0.1)              	8.5                	41.0

As indicated in the table, the maximum negative variability of USBANCORP's net interest income and net income over the next twelve month period was (5.9%) and (19.0%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The variability of market value of portfolio equity was (22.8%) under this interest rate scenario. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

 .....LIQUIDITY...... Liquidity can be analyzed by utilizing the
Consolidated Statement of Cash Flows. Cash equivalents decreased by $32 million from December 31, 1999, to September 30, 2000, due primarily to $209 million of net cash used by financing activities.
 This more than offset $33 million of net cash provided by operating activities and $161 million of net cash provided by investing activities. Within investing activities, cash proceeds from investment security maturities and sales exceeded purchases of new investment securities by $191 million. Cash advanced for new loan fundings and purchases totaled $111 million and was approximately $9 million greater than the cash received from loan principal payments and loans sold. Within financing activities net short-term borrowings and Federal Home Loan Bank advances were paid down by $202 million. The Company used $4.4 million of cash to pay common dividends to shareholders and $2.2 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures.

 .....CAPITAL RESOURCES..... As presented in Note 15, the Company continues to be considered well-capitalized after the spin-off of Three Rivers Bank. The Company targets an operating range of 6.0% to 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Note that the impact of other comprehensive income(loss) is excluded from the regulatory capital ratios. Additionally, the Company will generate approximately $2.8 million of tangible capital in 2000 due to the amortization of intangible assets. The post spin-off USBANCORP will first focus on providing a better than peer common dividend as a key means to enhance shareholder value. For the first nine months of 2000, the Company has paid out in dividends 58% of its cash operating earnings per share and 80% of its reported cash net income per share. The Company currently does not envision resuming its treasury stock repurchase program over the next twelve month period and will continue to shrink the size of the balance sheet through deleverage of the investment securities portfolio.

The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, both the Company and its subsidiary bank are considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium.

The Company's has declared two quarterly $0.09 Common Stock cash dividends per share since the April 1, 2000 spin-off of Three Rivers Bank. On an annualized basis assuming a $4.00 market price, this equates to a 9.0% dividend yield. The Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return particularly for retail shareholders.

Presented on this page was a graphic representation of the dividends paid by the Company over the past 10 years. The data points were:
0.36, 0.35, 0.36, 0.32, 0.28, 0.21, 0.19, 0.17, 0.15, 0.11, and 0.03.

 .....FUTURE ACCOUNTING STANDARD.....In June 1998, the Financial
Accounting Standards Board ("FASB") issued Statement #133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS #133"), which is required to be adopted in years beginning after June 15, 1999. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. This statement has been amended by SFAS #137, "Accounting for Derivative Instruments and Hedging Activity - Deferral of the effective date of SFAS #133." SFAS #137 will be effective for years beginning after June 15, 2000.
 The ineffective portions of a derivative's change in fair value will be immediately recognized in earnings. The Company does not expect the initial adoption of SFAS #133 to have a material effect on the Company's operations or financial position. The Company is required to adopt SFAS #133 in the first quarter of fiscal 2001.

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

(b) Reports on Form 8-K: On August 1, 2000, The Company announced that at its July 28, 2000, meeting, the Board of Directors approved reorganization of the USBANCORP
Board Committees.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					USBANCORP, Inc.
					Registrant


Date: November 13, 2000         				 \s\Orlando B. Hanselman
                                   					Orlando B. Hanselman
                                   					Chairman, President and
                                   					Chief Executive Officer

Date: November 13, 2000          				\s\Jeffrey A. Stopko
                                   					Jeffrey A. Stopko
                                   					Senior Vice President and
                                   					Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

October 13, 2000

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

\s\Orlando B. Hanselman					\s\Jeffrey A. Stopko
   Orlando B. Hanselman	   				Jeffrey A. Stopko
   Chairman, President &		  			Senior Vice President &
   Chief Executive Officer					Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
USBANCORP, Inc. :

We have reviewed the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income for the three-month and nine-month periods then ended and the related consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.


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

Pittsburgh, Pennsylvania,
October 13, 2000

October 13, 2000

To the Stockholders and Board of Directors of USBANCORP, Inc.:

We are aware that USBANCORP, Inc. has incorporated by reference in its Registration Statements on Form S-3 (Registration No. 33-56604); Form S-8 (Registration No. 33-53935); Form S-8 (Registration No. 33-55845); Form S-8 (Registration No. 33-55207); and Form S-8 (Registration No. 33-55211) its Form 10-Q for the quarter ended September 30, 2000, which includes our report dated October 13, 2000, covering the unaudited interim financial statement information contained therein. Pursuant to Regulation C of the Securities Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,

/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP