Form 10-K405
period 2000-12-31
USBANCORP INC /PA/
filed 2001-03-21
CIK 707605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $59,024,271.25 as of January 31, 2001.

    NOTE -- If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

    Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

    (Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 13,491,262 shares were outstanding as of January 31, 2001.

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

    Portions of the annual shareholders' report for the year ended December 31, 2000, are incorporated by reference into Parts I and II.

    Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference in Part III.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Exhibit Index is located on page 74.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Consolidated Financial Data........................   11
Item 7.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............   14
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   34
Item 8.   Consolidated Financial Statements and Supplementary Data....   34
Item 9.   Changes In and Disagreements With Accountants On Accounting
          and Financial Disclosure....................................   73

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   73
Item 11.  Executive Compensation......................................   73
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   73
Item 13.  Certain Relationships and Related Transactions..............   73

PART IV
Item 14.  Exhibits, Consolidated Financial Statement Schedules, and
          Reports on Form 8-K.........................................   73
          Signatures..................................................   76

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     USBANCORP, Inc. (the "Company") is a financial holding company (pursuant to the Gramm-Leach-Bliley Act), organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of U.S. Bank ("U.S. Bank") on January 5, 1983. The Company also acquired all of the outstanding shares of Three Rivers Bank and Trust Company ("Three Rivers Bank") in June 1984, McKeesport National Bank ("McKeesport Bank") in December 1985 (which was subsequently merged into Three Rivers Bank), Community Bancorp, Inc. in March 1992 (which was also subsequently merged into Three Rivers Bank in July 1997), and Johnstown Savings Bank ("JSB") in June 1994 (which was immediately merged into U.S. Bank). Immediately following the acquisition of JSB, U.S. Bank caused the intracompany transfer by Standard Mortgage Corporation of Georgia, a wholly-owned subsidiary of JSB, of all its assets, subject to all of its liabilities, to SMC Acquisition Corporation, an indirect subsidiary of Community. SMC Acquisition Corporation was renamed Standard Mortgage Corporation of Georgia and is a mortgage banking company organized under the laws of the State of Georgia that services residential mortgage loans. In addition, the Company formed United Bancorp Life Insurance Company ("United Life") in October 1987, USBANCORP Trust and Financial Services Company (the "Trust Company") in October 1992, and UBAN Associates, Inc. ("UBAN Associates"), in January 1997. UBAN Associates is a registered investment advisory firm that administers investment portfolios, offers operational support systems and provides asset and liability management services to small and mid-sized financial institutions.

     On April 1, 2000, the Company executed its Board approved tax-free spin-off of its Three Rivers Bank subsidiary. Shareholders received one share of the new Three Rivers Bancorp (NASDAQ: TRBC) common stock for every two shares of USBANCORP common stock that they owned. The distribution of the Three Rivers Bancorp shares did not change the number of the Company's common shares outstanding. Standard Mortgage Corporation, previously a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to the Company prior to consummation of the Three Rivers Bank spin-off. For more detailed pro forma information see Note #25.

     The Company's principal activities consist of owning and operating its five wholly owned subsidiary entities. At December 31, 2000, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $1.25 billion, $659 million and $78 million, respectively. The Company and the subsidiary entities derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning.

USBANCORP BANKING SUBSIDIARY

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

     U.S. Bank also operates 27 automated bank teller machines ("ATM"s) through its 24-Hour Banking Network which is linked with MAC, a regional ATM network and CIRRUS, a national ATM network. U.S. Bank also has a wholly owned mortgage banking subsidiary -- UBAN Mortgage Company. UBAN Mortgage Company was formed in January 1997 for the purpose of originating and selling retail mortgage loans primarily in west-central Pennsylvania. U.S. Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio. U.S. Bank's business is not seasonal nor does it have any risks attendant to foreign sources.

     In October 1998, U.S. Bank changed its charter from a national bank to a state bank. Under the new charter U.S. Bank is subject to supervision and regular examination by the Federal Reserve and the Pennsylvania Department of Banking. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2000:

Headquarters................................................  Johnstown, PA
Chartered...................................................           1933
Total Assets................................................     $1,222,235
Total Investment Securities.................................     $  545,311
Total Loans (net of unearned income)........................     $  577,588
Total Deposits..............................................     $  659,064
Total Net Income............................................     $    6,007
Asset Leverage Ratio........................................           6.92%
2000 Return on Average Assets...............................           0.48%
2000 Return on Average Equity...............................           6.63%
Total Full-time Equivalent Employees........................            380

USBANCORP NON-BANKING SUBSIDIARIES:

  USBANCORP Trust and Financial Services Company

     USBANCORP Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. The Trust Company offers a complete range of trust and financial services and has $1.4 billion in assets under management. The Trust Company also offers the ERECT Funds and BUILD Fund which are collective investment funds for trade union controlled pension fund assets. Additionally, USNB Financial Services Corporation was formed on May 23, 1997 and engages in the sale of annuities, mutual funds, and insurance.

  Standard Mortgage Corporation

     Standard Mortgage Corporation ("SMC") is a mortgage banking company organized under the laws of the State of Georgia. SMC's business includes the servicing of mortgage loans and the origination of residential mortgage loans through a wholesale broker network. In the fourth quarter of 2000 the Company announced its plan to exit the wholesale mortgage production business. The exit plan should be completed by the end of the first quarter of 2001. At December 31, 2000, SMC had total assets of $25.4 million and total shareholders' equity of $8.4 million.

  United Life

     United Life is a captive insurance company organized under the laws of the State of Arizona. United Life engages in underwriting as reinsurer of credit life and disability insurance within the Company's market area. Operations of United Life are conducted in each office of the Company's banking subsidiary. United Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Board of Governors of the Federal Reserve Bank. At December 31, 2000, United Life had total assets of $2.8 million and total shareholder's equity of $1.5 million.

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

COMPETITION

     The subsidiary entities face strong competition from other commercial banks, savings banks, savings and loan associations, and several other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions, such as Mellon Financial Corporation and PNC Financial Corporation, which are substantially larger and have greater financial resources than the subsidiary entities. As the financial services industry continues to consolidate, the scope of potential competition affecting the subsidiary entities will also increase. For most of the services that the subsidiary entities perform, there is also competition from credit unions and issuers of commercial paper and money market funds. Such institutions, as well as brokerage houses, consumer finance companies, insurance companies, and pension trusts, are important competitors for various types of financial services. In addition, personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals.

MARKET AREA

     While significant diversification of the Company's local economy has occurred over the past ten years, the economy in Cambria and Somerset counties continues to perform below the expansion conditions experienced nationally and on a state wide level. The housing market in the area has slowed, particularly purchases of homes in the higher end of the market. Overall, economic conditions in Johnstown Metro are expected to experience little change in 2001 and may experience some modest slowdown.

     Economic conditions are better in the State College area which comprises Centre County. The unemployment rate is below the national average. The State College market presents the Company with new challenges of greater demand and a different demographic. The 18 to 34 year old age group makes up much greater percentage of the population in State College than in the Cambria/Somerset market, while the population of people 50 years of age or older is significantly less in State College. Overall, the opportunities presented in the State College market are different, challenging and provide a promising source of business to profitably grow the Company.

     Nationally, consumer confidence dropped in the fourth quarter of 2000 and echoed a plunge in technology stocks, which suggests the consumer is backing away from spending. Rising energy costs, low stock values and sinking manufacturing and technology sectors contribute to the deterioration of consumer confidence. The national unemployment rate is still at its lowest level since 1970 but is expected to climb in 2001 but remain near what is believed to be "full employment." The rate of inflation, outside energy, remains modest and the Federal Reserve will continue to take action to re-energize the economy.

     The bank's loan growth declined in the fourth quarter. Based upon current economic conditions, loan growth is anticipated to be supplemented with re-financing. Customer deposits began growing in the fourth quarter of 2000 and are expected to continue to grow through 2001. This growth is reflective of the drop in consumer confidence and the corresponding economic slowdown.

EMPLOYEES

     The Company employed approximately 538 persons as of December 31, 2000, in full- and part-time positions. Approximately 293 non-supervisory employees of U.S. Bank are represented by the United Steelworkers of America, AFL-CIO-CLC, Local Union 2635-06/07. U.S. Bank and such employees are parties to a labor contract pursuant to which employees have agreed not to engage in any work stoppage during the term of the contract which will expire on October 15, 2003. U.S. Bank has not experienced a work stoppage since 1979. The Company successfully negotiated a four-year collective bargaining agreement with the local union which took effect October 16, 1999. Key provisions of the most recent contract include: A modernized profit sharing formula, 2% contribution to the 401(k) account for each union employee, increased staffing flexibility and wage increases of 3% in each of the first three years and 4% in the fourth year.

COMMITMENTS AND LINES OF CREDIT

     The Company's subsidiaries are obligated under commercial, standby, and trade-related irrevocable letters of credit aggregating $12.9 million at December 31, 2000. In addition, the Company's U.S. Bank subsidiary has issued lines of credit to customers generally for periods of up to one year. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2000, U.S. Bank had unused loan commitments of approximately $112.0 million.

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

     The following Guide 3 information is included in this Form 10-K as listed below:

      I.  Distribution of Assets, Liabilities, and Stockholders'
          Equity; Interest Rates and Interest Differential
          Information. Information required by this section is presented on pages 19-21 and 27-31.

     II.  Investment Portfolio
          Information required by this section is presented on pages
          5, 6, 45, 46 and 47.

    III.  Loan Portfolio
          Information required by this section appears on pages 7, 8, 47, 48 and 49.

     IV.  Summary of Loan Loss Experience
          Information required by this section is presented on pages
          21-25 and 48.

      V.  Deposits
          Information required by this section follows on pages 9 and 51.

     VI.  Return on Equity and Assets
          Information required by this section is presented on page
          12.

    VII.  Short-Term Borrowings
          Information required by this section is presented on pages
          50 and 51.

INVESTMENT PORTFOLIO

     Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair value. At December 31, 2000, 100% of the securities portfolio was classified as available for sale.

     The following table sets forth the book and market value of USBANCORP's investment portfolio as of the periods indicated:

     Investment Securities Available for Sale at:

                                                                       DECEMBER 31,
                                                            ----------------------------------
                                                              2000         1999         1998
                                                            --------    ----------    --------
                                                                      (IN THOUSANDS)
Book Value:
  U.S. Treasury...........................................  $ 10,820    $   15,855    $    442
  U.S. Agency.............................................    35,507        43,599      21,524
  State and municipal.....................................    39,398       156,256      11,166
  Mortgage-backed securities..............................   419,669       943,474     577,241
  Other securities........................................    50,793        82,568      47,409
Total book value of investment securities available for
  sale....................................................  $556,187    $1,241,752    $657,782
Total market value of investment securities available for
  sale....................................................  $550,232    $1,187,335    $661,491

     Investment Securities Held to Maturity at:

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Book Value:
  U.S. Treasury............................................     $--         $--      $ 17,207
  U.S. Agency..............................................     --          --         23,928
  State and municipal......................................     --          --        147,628
  Mortgage-backed securities...............................     --          --        315,171
  Other securities.........................................     --          --          4,208
Total book value of investment securities held to
  maturity.................................................     $--         $--      $508,142
Total market value of investment securities held to
  maturity.................................................     $--         $--      $516,452

     The total securities portfolio decreased by approximately $637 million between December 31, 1999 and December 31, 2000. $465 million of this decline was due to the spin-off of Three Rivers Bank. The remainder of the decrease was due to management's decision to deliver the securities portfolio through a combination of securities sales and cash flow from mortgage-backed securities pay-downs. The Company used this cash from the securities portfolio to primarily paydown short-term borrowings and reduce the Company's exposure to rising short-term interest rates. The total securities portfolio increased by approximately $17.7 million between December 31, 1999, and December 31, 1998. The growth in 1999 is attributed to the use of the acquired deposits from the First Western Branch acquisition to purchase securities.

     At December 31, 2000, investment securities having a book value of $316.6 million were pledged as collateral for public funds, and FHLB borrowings.

     The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders' equity at December 31, 2000.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain minor exceptions, prohibits the purchase of any investment security below a Moody's Investor Service or Standard & Poor's rating of "A." At December 31, 2000, 96.5% of the portfolio was rated "AAA" compared to 97.3% at December 31, 1999. Less than 3.1% was rated below "A" or unrated at December 31, 2000.

LOAN PORTFOLIO

     The following table sets forth the Company's loans by major category as of the dates set forth below:

                                                          AT DECEMBER 31
                                   ------------------------------------------------------------
                                     2000         1999          1998         1997        1996
                                   --------    ----------    ----------    --------    --------
                                                          (IN THOUSANDS)
Commercial.......................  $116,615    $  152,042    $  139,751    $143,113    $138,008
Commercial loans secured by real
  estate.........................   193,912       406,927       341,842     302,620     266,700
Real estate-mortgage(1)..........   242,370       452,507       449,875     440,734     414,003
Consumer.........................    35,749        70,983        88,812      95,272     111,025
  Loans..........................   588,646     1,082,459     1,020,280     981,739     929,736
  Less: Unearned income..........     8,012         8,408         5,276       5,327       4,819
  Loans, net of unearned
     income......................  $580,634    $1,074,051    $1,015,004    $976,412    $924,917

---------------
(1) At December 31, 2000 and 1999, real estate-construction loans constituted 3.0% and 4.5% of the Company's total loans, net of unearned income, respectively.

     Total loans, net of unearned income, decreased by $493 million between December 31, 1999, and December 31, 2000. Approximately $476 million of this decline resulted from the spin-off of Three Rivers Bank. The remainder of the decline was due primarily to lower balances of residential mortgage and consumer loans as new loan production was lower in 2000 as a result of the higher interest rate environment. Total loans, net of unearned income, increased by $59.1 million, or 5.8%, between December 31, 1998, and December 31, 1999. This growth occurred in commercial mortgage loans which increased by $65.1 million, or 19.0%, and commercial loans which grew by 12.3 million, or a 8.8%. The higher loan totals in commercial mortgages resulted from increased production from both middle market and small business lending (loans less than $250,000). This improved new loan production was due primarily to more effective sales efforts which have included an intensive customer calling program and canvassing of small commercial businesses. Other factors contributing to the loan growth were a stable economic environment and results from two loan production offices in the higher growth markets of Westmoreland and Centre counties. Total consumer loans declined by $17.8 million or 20.0% in 1999 due to the sale of the company's $14 million credit card portfolio and continued net run-off in the indirect auto loan portfolio.

     The amount of loans outstanding by category as of December 31, 2000, which are due in (i) one year or less, (ii) more than one year through five years, and
(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                             MORE THAN
                                                    ONE       ONE YEAR
                                                   YEAR       THROUGH         OVER        TOTAL
                                                  OR LESS    FIVE YEARS    FIVE YEARS     LOANS
                                                  -------    ----------    ----------    --------
                                                           (IN THOUSANDS, EXCEPT RATIOS)
COMMERCIAL......................................  $30,223     $ 74,696      $ 11,696     $116,615
COMMERCIAL LOANS SECURED BY REAL ESTATE.........   29,888       72,497        91,527      193,912
REAL ESTATE-MORTGAGE............................   18,586       29,483       194,301      242,370
CONSUMER........................................    1,048       11,410        23,291       35,749
TOTAL...........................................   79,745      188,086       320,815      588,646
LOANS WITH FIXED-RATE...........................   44,439      166,517       199,135      410,093
LOANS WITH FLOATING-RATE........................   35,306       21,567       121,680      178,553
TOTAL...........................................   79,745      188,086       320,815      588,646
PERCENT COMPOSITION OF MATURITY.................     13.5%        32.0%         54.5%       100.0%
FIXED-RATE LOANS AS A PERCENTAGE OF TOTAL
  LOANS.........................................                                             69.7%
FLOATING-RATE LOANS AS A PERCENTAGE OF TOTAL
  LOANS.........................................                                             30.3%

     The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

     At December 31, 2000, 69.7% of total loans were fixed-rate which was comparable with the prior year. The stability in the fixed-rate percentage between years reflects continued customer preference for fixed-rate loans. Also, a good portion of the commercial real estate loan growth has occurred in the five year fixed-rate area. For additional information regarding interest rate sensitivity, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Interest Rate Sensitivity."

COMMERCIAL

     This category includes credit extensions and leases to commercial and industrial borrowers. These credits are typically secured by business assets, including accounts receivable, inventory and/or equipment. In appropriate instances, extensions of credit in this category are subject to advance formulas. Overall balance sheet strength and profitability are considered when analyzing these credits, with special attention given to current and historical cash flow coverage. Policy permits flexibility in determining acceptable coverage ratios, but they seldom fall below 1.1 to 1. Personal guarantees are frequently required, however, as the strength of the borrower increases our ability to obtain personal guarantees decreases. In addition to economic risk, this category is subject to risk of weak borrower management and industry risk, all of which are considered at underwriting.

COMMERCIAL LOANS SECURED BY REAL ESTATE

     This category includes various types of loans, including acquisition and construction of investment property, owner-occupied and operating property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by Credit Policy and follow industry guidelines and norms and regulatory limitations. Personal guarantees are normally required during the construction phase on construction credits and are frequently obtained on mid to smaller commercial real estate loans. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, which are monitored and considered at underwriting.

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

CONSUMER

     This category includes consumer installment loans and revolving credit plans. Underwriting standards identify undesirable loans, repayment terms and debt coverage ratios. Loans with debt to income coverage of 45% or less are considered satisfactory. Loans between 46% and 50% require special approval, and loans over 50% are exceptions to policy. The major risk in this category is a significant economic downturn.

DEPOSITS

     The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three calendar years:

                                               2000                 1999                  1998
                                         ----------------    ------------------    ------------------
                                          AMOUNT     RATE      AMOUNT      RATE      AMOUNT      RATE
                                         --------    ----    ----------    ----    ----------    ----
                                                           (IN THOUSANDS, EXCEPT RATES)
Demand -- non-interest bearing.......    $105,824      --%   $  170,891      --%   $  159,515      --%
Demand -- interest bearing...........      58,424    0.97        93,399    0.99        89,890    0.99
Savings..............................     112,829    1.57       171,783    1.63       171,769    1.52
Money markets........................     142,903    4.65       182,395    3.60       167,758    3.60
Other time...........................     383,657    5.28       619,392    5.03       581,351    5.39
Total deposits.......................    $803,637    4.19%   $1,237,860    3.86%   $1,170,283    4.05%

     Total average deposits decreased by $434 million in 2000 due to the spin-off of Three Rivers Bank. Total deposits increased by $55 million or 4.6% in 1999 due to the acquisition of the deposits associated with the acquired First Western Branches. Deposits were negatively impacted by the sale of a $6.0 million marginally profitable branch office and runoff of certificates of deposit.

     The following table indicates the maturities and amounts of certificates of deposit issued in denominations of $100,000 or more as of December 31, 2000:

MATURING IN:

                                                              (IN THOUSANDS)
                                                              --------------
Three months or less........................................     $15,634
Over three through six months...............................       1,130
Over six through twelve months..............................       1,630
Over twelve months..........................................       2,616
Total.......................................................     $21,010

ITEM 2.  PROPERTIES

     The principal offices of the Company and U.S. Bank occupy a five-story building at the corner of Main and Franklin Streets in Johnstown plus several floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 17 other locations which are owned in fee. Ten additional locations are leased with terms expiring from May 31, 2001 to August 31, 2011.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     As of January 31, 2001, the Company had 5,110 shareholders of its Common Stock. Other information required by this section is presented on pages 58 and 59.

COMMON STOCK

     USBANCORP's Common Stock is traded on the NASDAQ National Market System under the symbol "UBAN." The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

                                                               CLOSING PRICES
                                                              ----------------    CASH DIVIDENDS
                                                               HIGH      LOW         DECLARED
                                                              ------    ------    --------------
YEAR ENDED DECEMBER 31, 2000:

  FIRST QUARTER...........................................    $12.61    $ 8.25        $0.15

  SECOND QUARTER..........................................      7.00      3.38         0.09

  THIRD QUARTER...........................................      5.00      3.56         0.09

  FOURTH QUARTER..........................................      4.50      3.78         0.09

Year ended December 31, 1999:

  First Quarter...........................................    $21.88    $14.63        $0.14

  Second Quarter..........................................     17.06     14.44         0.15

  Third Quarter...........................................     16.00     13.19         0.15

  Fourth Quarter..........................................     13.75     11.25         0.15

     The following table sets forth the high and low closing prices and the cash dividends declared per share for the periods indicated with the First Quarter of 2000 and all of 1999 adjusted for the spin-off of Three Rivers Bank:

                                                               CLOSING PRICES
                                                              ----------------    CASH DIVIDENDS
                                                               HIGH      LOW         DECLARED
                                                              ------    ------    --------------
YEAR ENDED DECEMBER 31, 2000:

  FIRST QUARTER...........................................    $ 6.45    $ 4.21        $0.09

  SECOND QUARTER..........................................      7.00      3.38         0.09

  THIRD QUARTER...........................................      5.00      3.56         0.09

  FOURTH QUARTER..........................................      4.50      3.78         0.09

Year ended December 31, 1999:

  First Quarter...........................................    $11.18    $ 7.48        $0.08

  Second Quarter..........................................      8.72      7.38         0.09

  Third Quarter...........................................      8.18      6.74         0.09

  Fourth Quarter..........................................      7.03      5.75         0.09

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                 SELECTED TEN-YEAR CONSOLIDATED FINANCIAL DATA

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income..............  $  107,298   $  165,188   $  158,958   $  154,788   $  137,333
Total interest expense.............      69,839       99,504       93,728       87,929       76,195
                                     ----------   ----------   ----------   ----------   ----------
Net interest income................      37,459       65,684       65,230       66,859       61,138
  Provision for loan losses........       2,096        1,900          600          158           90
                                     ----------   ----------   ----------   ----------   ----------
Net interest income after provision
  for loan losses..................      35,363       63,784       64,630       66,701       61,048
Total non-interest income..........      16,609       24,374       23,689       20,203       18,689
Total non-interest expense.........      51,734       60,815       59,520       54,104       52,474
                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle........................         238       27,343       28,799       32,800       27,263
  Provision (benefit) for income
    taxes..........................     (1,478)        6,922        7,655        9,303        7,244
                                     ----------   ----------   ----------   ----------   ----------
Income before extraordinary item,
  cumulative effect of change in
  accounting principle.............       1,716       20,421       21,144       23,497       20,019
  Extraordinary item -- utilization
    of tax loss carry forward......          --           --           --           --           --
  Cumulative effect of change in
    accounting principle...........          --           --           --           --           --
                                     ----------   ----------   ----------   ----------   ----------
Net income.........................  $    1,716   $   20,421   $   21,144   $   23,497   $   20,019
                                     ==========   ==========   ==========   ==========   ==========
Net income applicable to common
  stock............................  $    1,716   $   20,421   $   21,144   $   23,497   $   20,019
                                     ==========   ==========   ==========   ==========   ==========
PER COMMON SHARE DATA:(1)
Basic earnings per share...........  $     0.13   $     1.53   $     1.51   $     1.56   $     1.28
Diluted earnings per share.........        0.13         1.52         1.48         1.54         1.28
Cash dividends declared............        0.42         0.59         0.60         0.53         0.46
Book value at period end...........        5.83         8.46        10.48        10.77         9.97
                                     ==========   ==========   ==========   ==========   ==========
BALANCE SHEET AND OTHER DATA:
Total assets.......................  $1,254,261   $2,467,479   $2,377,081   $2,239,110   $2,087,112
Loans and loans held for sale, net
  of unearned income...............     590,271    1,095,804    1,066,321      989,575      939,726
Allowance for loan losses..........       5,936       10,350       10,725       12,113       13,329
Investment securities available for
  sale.............................     550,232    1,187,335      661,491      580,115      455,890
Investment securities held to
  maturity.........................          --           --      508,142      536,608      546,318
Deposits...........................     659,064    1,230,941    1,176,291    1,139,527    1,138,738
Total borrowings...................     500,580    1,099,842    1,026,570      913,056      770,102
Stockholders' equity...............      78,407      112,557      141,670      158,180      151,917
Full-time equivalent employees.....         477          745          762          765          759
                                     ==========   ==========   ==========   ==========   ==========

                                                 AT OR FOR THE YEAR ENDED DECEMBER 31
                                     ------------------------------------------------------------
                                        1995         1994         1993         1992        1991
                                     ----------   ----------   ----------   ----------   --------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income..............  $  129,715   $  102,811   $   85,735   $   82,790   $ 66,446
Total interest expense.............      73,568       46,993       36,250       38,349     33,538
                                     ----------   ----------   ----------   ----------   --------
Net interest income................      56,147       55,818       49,485       44,441     32,908
  Provision for loan losses........         285      (2,765)        2,400        2,216        900
                                     ----------   ----------   ----------   ----------   --------
Net interest income after provision
  for loan losses..................      55,862       58,583       47,085       42,225     32,008
Total non-interest income..........      16,543        8,187       10,150        8,346      6,035
Total non-interest expense.........      50,557       49,519       40,715       36,248     28,862
                                     ----------   ----------   ----------   ----------   --------
Income before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle........................      21,848       17,251       16,520       14,323      9,181
  Provision (benefit) for income
    taxes..........................       6,045        5,931        5,484        5,440      2,873
                                     ----------   ----------   ----------   ----------   --------
Income before extraordinary item,
  cumulative effect of change in
  accounting principle.............      15,803       11,320       11,036        8,883      6,308
  Extraordinary item -- utilization
    of tax loss carry forward......          --           --           --           --      1,004
  Cumulative effect of change in
    accounting principle...........          --           --        1,452           --         --
                                     ----------   ----------   ----------   ----------   --------
Net income.........................  $   15,803   $   11,320   $   12,488   $    8,883   $  7,312
                                     ==========   ==========   ==========   ==========   ========
Net income applicable to common
  stock............................  $   15,803   $   11,320   $   12,385   $    7,710   $  6,139
                                     ==========   ==========   ==========   ==========   ========
PER COMMON SHARE DATA:(1)
Basic earnings per share...........  $     0.96   $     0.73   $     0.93   $     0.89   $   0.80
Diluted earnings per share.........        0.96         0.73         0.91         0.84       0.76
Cash dividends declared............        0.35         0.32         0.29         0.25       0.18
Book value at period end...........        9.45         8.19         8.22         7.69       7.24
                                     ==========   ==========   ==========   ==========   ========
BALANCE SHEET AND OTHER DATA:
Total assets.......................  $1,885,372   $1,788,890   $1,241,521   $1,139,855   $784,036
Loans and loans held for sale, net
  of unearned income...............     834,634      868,004      727,186      648,915    430,151
Allowance for loan losses..........      14,914       15,590       15,260       13,752     13,003
Investment securities available for
  sale.............................     427,112      259,462      428,712      366,888         --
Investment securities held to
  maturity.........................     463,951      524,638           --           --    289,772
Deposits...........................   1,177,858    1,196,246    1,048,866      997,591    676,698
Total borrowings...................     534,182      432,735       60,322       48,461     27,564
Stockholders' equity...............     150,492      137,136      116,615       82,971     70,023
Full-time equivalent employees.....         742          780          665          644        523
                                     ==========   ==========   ==========   ==========   ========

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SELECTED FINANCIAL RATIOS:
Return on average total equity.....        2.11%       15.48%       14.13%       15.00%       13.36%
Return on average assets...........        0.11         0.83         0.93         1.09         1.03
Loans and loans held for sale, net
  of unearned income, as a percent
  of deposits, at period end.......       89.56        89.02        87.09        86.84        82.52
Ratio of average total equity to
  average assets...................        5.20         5.39         6.58         7.28         7.69
Common stock cash dividends as a
  percent of net income applicable
  to common stock..................      327.27        38.51        41.00        34.00        35.28
Common and preferred stock cash
  dividends as a percent of net
  income...........................      327.27        38.51        41.00        34.00        35.28
Interest rate spread...............        2.26         2.59         2.58         2.97         3.06
Net interest margin................        2.63         2.96         3.17         3.43         3.52
Allowance for loan losses as a
  percentage of loans and loans
  held for sale, net of unearned
  income, at period end............        1.01         0.94         1.01         1.22         1.42
Non-performing assets as a
  percentage of loans and loans
  held for sale and other real
  estate owned, at period end......        1.01         1.21         0.77         0.89         0.92
Net charge-offs as a percentage of
  average loans and loans held for
  sale.............................        0.21         0.21         0.19         0.14         0.20
Ratio of earnings to fixed charges
  and preferred dividends:(2)
  Excluding interest on deposits...        1.01X        1.47x        1.54x        1.72x        1.79x
  Including interest on deposits...        1.00         1.27         1.31         1.37         1.36
One year GAP ratio, at period
  end..............................        1.01         0.59         1.03         0.88         0.79
                                     ==========   ==========   ==========   ==========   ==========

                                                 AT OR FOR THE YEAR ENDED DECEMBER 31
                                     ------------------------------------------------------------
                                        1995         1994         1993         1992        1991
                                     ----------   ----------   ----------   ----------   --------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SELECTED FINANCIAL RATIOS:
Return on average total equity.....       11.03%        8.92%       11.46%       11.41%     10.88%
Return on average assets...........        0.87         0.75         1.03         0.85       0.96
Loans and loans held for sale, net
  of unearned income, as a percent
  of deposits, at period end.......       70.86        72.56        69.33        65.05      63.57
Ratio of average total equity to
  average assets...................        7.85         8.39         8.96         7.48       8.85
Common stock cash dividends as a
  percent of net income applicable
  to common stock..................       36.43        44.57        32.28        27.16      22.94
Common and preferred stock cash
  dividends as a percent of net
  income...........................       36.43        44.57        32.84        37.64      35.30
Interest rate spread...............        2.94         3.47         3.72         3.93       3.69
Net interest margin................        3.45         4.03         4.34         4.58       4.69
Allowance for loan losses as a
  percentage of loans and loans
  held for sale, net of unearned
  income, at period end............        1.79         1.80         2.10         2.12       3.02
Non-performing assets as a
  percentage of loans and loans
  held for sale and other real
  estate owned, at period end......        1.13         0.91         0.89         1.58       1.10
Net charge-offs as a percentage of
  average loans and loans held for
  sale.............................        0.08         0.04         0.13         0.58       0.08
Ratio of earnings to fixed charges
  and preferred dividends:(2)
  Excluding interest on deposits...        1.77x        2.34x        5.26x        4.05x      4.54x
  Including interest on deposits...        1.30         1.37         1.45         1.36       1.26
One year GAP ratio, at period
  end..............................        0.86         0.79         1.10         1.14       1.06
                                     ==========   ==========   ==========   ==========   ========

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

                 SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

                                                                    2000 QUARTER ENDED
                                                ----------------------------------------------------------
                                                DEC. 31          SEPT. 30         JUNE 30         MARCH 31
                                                --------         --------         -------         --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME...............................  $21,414          $22,039          $22,373         $41,472
NON-INTEREST INCOME...........................    3,970            4,447            4,291           3,901
                                                -------          -------          -------         -------
TOTAL OPERATING INCOME........................   25,384           26,486           26,664          45,373
                                                -------          -------          -------         -------
INTEREST EXPENSE..............................   14,390           14,701           14,635          26,113
PROVISION FOR LOAN LOSSES.....................    1,424              249              174             249
NON-INTEREST EXPENSE..........................   12,691           10,280           11,766          16,997
                                                -------          -------          -------         -------
INCOME BEFORE INCOME TAXES....................   (3,121)           1,256               89           2,014
  PROVISION (BENEFIT) FOR INCOME TAXES........   (1,163)             203               79            (597)
                                                -------          -------          -------         -------
NET INCOME (LOSS).............................  $(1,958)         $ 1,053          $    10         $ 2,611
                                                -------          -------          -------         -------
BASIC EARNINGS PER COMMON SHARE:..............  $ (0.15)         $  0.08          $    --         $  0.20
DILUTED EARNINGS PER COMMON SHARE:............    (0.15)            0.08               --            0.20
CASH DIVIDENDS DECLARED PER COMMON SHARE......     0.09             0.09             0.09            0.15
                                                =======          =======          =======         =======

                                                                    1999 QUARTER ENDED
                                                ----------------------------------------------------------
                                                DEC. 31          SEPT. 30         JUNE 30         MARCH 31
                                                --------         --------         -------         --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income...............................  $41,802          $41,952          $41,210         $40,224
Non-interest income...........................    4,971            5,253            7,966           6,184
                                                -------          -------          -------         -------
Total operating income........................   46,773           47,205           49,176          46,408
                                                -------          -------          -------         -------
Interest expense..............................   25,690           25,199           24,536          24,079
Provision for loan losses.....................      150              225            1,150             375
Non-interest expense..........................   14,731           14,917           16,065          15,102
                                                -------          -------          -------         -------
Income before income taxes....................    6,202            6,864            7,425           6,852
  Provision for income taxes..................    1,449            1,772            1,885           1,816
                                                -------          -------          -------         -------
Net income....................................  $ 4,753          $ 5,092          $ 5,540         $ 5,036
                                                -------          -------          -------         -------
Basic earnings per common share:..............  $  0.36          $  0.38          $  0.42         $  0.37
Diluted earnings per common share:............     0.36             0.38             0.41            0.37
Cash dividends declared per common share......     0.15             0.15             0.15            0.14
                                                =======          =======          =======         =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M. D. & A.")

     The following discussion and analysis of financial condition and results of operations of USBANCORP should be read in conjunction with the consolidated financial statements of USBANCORP, including the related notes thereto, included elsewhere herein.

     ECONOMIC ENVIRONMENT IMPACT ON 2000 FINANCIAL PERFORMANCE. . .When the year 2000 is compared to 1999, the most significant economic item that impacted the Company's financial performance was the higher interest rate environment. The Federal Reserve Board significantly increased the federal funds rate by 150 basis points over this period in an effort to slow the growth rate of the economy. This higher interest rate environment negatively impacted the Company's financial performance in several key areas specifically reducing non-interest income generated in the mortgage banking operation and lowering the Company's net interest margin performance, particularly the net interest income earned on leveraged assets. Additionally, the Company's pro-active decision to deleverage its balance sheet in response to the higher interest rate environment also resulted in the realization of investment security losses in 2000.

     The higher interest rate environment caused a significant slowdown in mortgage refinancing activity in 2000 causing the Company's volume of mortgage loans sold into the secondary market to decline from $426 million in 1999 to $220 million in 2000. This lower volume, combined with a reduced spread earned on mortgage loan sales, reduced non-interest income by $1.2 million in 2000.(See more detailed discussion under the Non-Interest Income section of the M.D. & A.)

     Non-interest income was also negatively impacted by $952,000 in losses realized on the sale of $242 million of investment securities in 2000. The Company used the proceeds from these sales primarily to paydown short-term borrowings and delever its balance sheet. This balance sheet repositioning strategy helped reduce the Company's future exposure to rising short-term interest rates. However, this reduction in the volume of earning assets, combined with contraction in the net interest margin due to a higher cost of funds, caused a $5.6 million pro forma reduction in net interest income in 2000. The contraction in the net interest margin was most evident on the Company's leveraged assets. The net spread earned on the Company's leveraged assets declined from 1.04% in 1999 to 0.45% in 2000. (See more detailed discussion under Net Interest Income and Margin and Component Changes in Net Interest Income later in this M.D. & A.)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

     PERFORMANCE OVERVIEW. . .The following tables summarize some of the Company's key performance indicators for each of the past three years. The Company successfully spun-off its Three Rivers Bank subsidiary on April 1, 2000. Consequently, the Company's actual performance results for 2000 only include Three Rivers Bank for the first quarter of the year while the actual performance results for 1999 and 1998 include Three Rivers Bank for the entire period. The pro forma results exclude Three Rivers Bank from all financial data. Operating performance data excludes non-recurring costs related to the spin-off of Three Rivers Bank.

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------    --------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                     DATA AND RATIOS)
Net income..................................................  $1,716     $20,421     $21,144
Diluted earnings per share..................................    0.13        1.52        1.48
Return on average equity....................................    2.11%      15.48%      14.13%
Return on average assets....................................    0.11        0.83        0.93
OPERATING PERFORMANCE DATA:
Operating earnings..........................................  $3,860     $20,421     $21,144
Operating earnings per diluted share........................    0.29        1.52        1.48
Cash operating earnings per diluted share...................    0.47        1.72        1.63
Return on average equity....................................    4.74%      15.48%      14.13%
Return on average assets....................................    0.25        0.83        0.93

                                                                         PRO FORMA
                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------    --------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                     DATA AND RATIOS)
Net income..................................................  $  184     $10,451     $10,137
Diluted earnings per share..................................    0.02        0.78        0.71
Return on average equity....................................    0.26%      13.70%      11.21%
Return on average assets....................................    0.01        0.74        0.76
OPERATING PERFORMANCE DATA:
Operating earnings..........................................  $2,016     $10,451     $10,137
Operating earnings per diluted share........................    0.15        0.78        0.71
Cash operating earnings per diluted share...................    0.32        0.96        0.85
Return on average equity....................................    2.88%      13.70%      11.21%
Return on average assets....................................    0.15        0.74        0.76

     The Company's net income for 2000 totaled $1.7 million or $0.13 per diluted share. Operating earnings, excluding spin-off costs, totaled $3.9 million or $0.29 per diluted share. USBANCORP expensed all costs incurred to complete the Three Rivers Bank spin-off in the year 2000. These non-recurring spin-off costs amounted to $2.1 million on an after-tax basis. The Company's 2000 financial performance was also negatively impacted by a $1.0 million after-tax charge recorded in the fourth quarter to exit the wholesale mortgage production business. This charge was recorded in the fourth quarter due to the December 20th receipt of a favorable supplemental private letter ruling from the IRS which ensures that the tax-free treatment of the Three Rivers Bank spin-off would not be jeopardized by this action. (See further discussion under Non-Interest Expense in this M.D. & A.) On a pro forma basis, the Company's operating earnings totaled $2.0 million or $0.15 per diluted share for the year 2000. The Company's financial performance for the year 2000 on both an actual and pro forma basis represents a decrease from the $20.4 million or $1.52 per diluted share actual performance or $10.5 million or $0.78 per diluted share pro forma performance for 1999.

     Factors that contributed to the lower operating earnings in 2000 included reduced net interest income, an increased loan loss provision, a lower level of non-interest income and higher non-interest expense. The lower non-interest income resulted primarily from reduced gains on asset sales as the Company benefited from a $1.6 million gain on the sale of its credit card portfolio and a $540,000 gain on the sale of a small marginally profitable branch office in 1999. A 29 basis point reduction in the net interest margin and a reduced level of earning assets caused net interest income to decline by $5.6 million from the pro forma 1999 level. Actions taken by the Company to strengthen its allowance for loan losses in the fourth quarter of 2000 contributed to the higher loan loss provision. These negative items were partially offset by reduced income tax expense.

     The Company's net income for 1999 was $20.4 million or $1.52 on a diluted per share basis compared to net income of $21.1 million or $1.48 per diluted share for 1998. When 1999 is compared to 1998, the

Company's diluted earnings per share increased by $0.04 or 2.7% while net income dropped by $723,000 or 3.4%. The Company's return on equity averaged 15.48% for 1999 compared to 14.13% for 1998.

     Growth in total revenue was a key factor that contributed positively to the Company's financial performance in 1999. Specifically, total non-interest income increased by $685,000 or 2.9% while net interest income increased by $454,000 or 0.7% when compared to 1998. This $1.1 million increase in total revenue was offset by higher non-interest expense and an increase in the provision for loan losses. Total non-interest expense was $1.3 million or 2.2% higher in 1999 while the provision for loan losses increased by $1.3 million. Even though net income decreased in 1999, diluted earnings per share and return on equity increased due to the success of the Company's common stock repurchase program. As a result of this program, there were 806,000 fewer average diluted shares outstanding in 1999 compared to 1998. The Company's equity base was also reduced by a drop in other comprehensive income due to a decline in value of the Company's available for sale securities portfolio.

     NET INTEREST INCOME AND MARGIN. . .The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following tables summarize the Company's net interest income performance for each of the past three years on both an actual and pro forma basis:

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                              (IN THOUSANDS, EXCEPT RATIOS)
Interest income............................................  $107,298    $165,188    $158,958
Interest expense...........................................    69,839      99,504      93,728
                                                             --------    --------    --------
Net interest income........................................    37,459      65,684      65,230
Tax-equivalent adjustment..................................     1,688       3,079       2,876
                                                             --------    --------    --------
Net tax-equivalent interest income.........................  $ 39,147    $ 68,763    $ 68,106
Net interest margin........................................      2.63%       2.96%       3.17%

                                                                        PRO FORMA
                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                              (IN THOUSANDS, EXCEPT RATIOS)
Interest income.............................................  $89,198    $94,371    $91,032
Interest expense............................................   58,828     58,422     55,272
                                                              -------    -------    -------
Net interest income.........................................   30,370     35,949     35,760
Tax-equivalent adjustment...................................    1,481      2,138      2,089
                                                              -------    -------    -------
Net tax-equivalent interest income..........................  $31,851    $38,087    $37,849
Net interest margin.........................................     2.59%      2.88%      3.06%

     2000 NET INTEREST PERFORMANCE OVERVIEW. . .USBANCORP's pro forma net interest income on a tax-equivalent basis decreased by $6.2 million or 16.4% from 1999 due to a combination of a reduced net interest margin and a lower volume of earning assets. A 29 basis point drop in the net interest margin was caused by a 45 basis point increase in the cost of funds due to higher costs for both borrowings and deposits. This increase in the cost of funds more than offset the benefit of a 10 basis point increase in the earning asset yield due to a higher loan portfolio yield. The lower volume of earning assets resulted from a reduced volume of investment securities due to management's decision to delever the balance sheet in 2000. The same trends noted on a pro forma basis were also experienced on an actual basis with the volume of earning asset shrinkage magnified due to the spin-off of Three Rivers Bank. On an actual basis tax-equivalent net interest income declined by $29.6 million or 43%.

     COMPONENT CHANGES IN NET INTEREST INCOME: 2000 VERSUS 1999. . .Regarding the separate components of net interest income, the Company's total pro forma tax-equivalent interest income for 2000 decreased by $5.8 million or 6.0% when compared to 1999. This decrease was due to the previously mentioned decline in the volume of earning assets. Total average earning assets were $96 million lower in 2000 due to a $104 million or 14.6% decrease in investment securities which more than offset a $5 million or 0.8% increase in total loans. Management delevered the securities portfolio through a combination of securities sales and cash flow from mortgage-backed securities pay-downs. The Company used this cash from the securities portfolio to primarily paydown short-term borrowings and reduce the Company's exposure to rising short-term interest rates. Within the loan portfolio, the Company was able to continue to achieve modest loan growth in the commercial and commercial mortgage loan categories which more than offset lower balances of residential mortgage and consumer loans due to the higher interest rate environment. This shift within the loan portfolio towards higher yielding commercial loans was a key factor contributing to the 16 basis point improvement in the total loan portfolio yield to 8.28%. The yield on total investment securities decreased by 11 basis points to 6.52% as during the majority of 2000 slower prepayment speeds extended the duration of the portfolio and limited opportunities to purchase new higher yielding securities. The Company, however, was able to execute some investment portfolio repositioning strategies late in the fourth quarter which will shorten the duration of the portfolio in 2001. The same factors causing the pro forma decrease in interest income also contributed to a $57.9 million or 35% decrease in actual interest income. The main factor causing the decrease in actual interest income, however, was a lower earning asset base due to the TRB spin-off.

     The Company's actual interest expense for 2000 declined by $29.7 million or 30% due to the TRB spin-off. The Company's total pro forma interest expense for 2000 increased by $406,000 when compared to 1999. This higher pro forma interest expense was due primarily to a 45 basis point increase in the cost of funds to 5.16% which caused interest expense to rise by $5.6 million. Interest rates, particularly short rates such as fed funds and 90 day libor, were 125 basis points higher in 2000 as compared to 1999. These higher interest rates contributed to a 58 basis point increase in the cost of borrowings to 6.02% and a 44 basis point increase in the cost of interest bearing deposits to 4.19%. This increased interest expense resulting from higher rates more than offset a $5.2 million reduction in interest expense resulting from a lower volume of interest bearing liabilities. Specifically, total borrowed funds were $90 million lower in 2000 due to the previously discussed balance sheet deleverage strategy. The Company, however, expects to experience net interest margin expansion in 2001 as the recent Federal Reserve interest rate cuts should allow the Company to reduce its cost of funds to a greater extent than the anticipated decline in the earning asset yield.

     It is recognized that interest rate risk does exist from the Company's use of borrowed funds to purchase investment securities to leverage the balance sheet. To neutralize a portion of this risk, the Company currently has outstanding a total of $220 million of off-balance sheet hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note #21.) Additionally, the maximum amount of leveraging the Company can execute is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to +/-7.5% and net income variability to +/-20% over a twelve month period. (See further discussion under Interest Rate Sensitivity). At December 31, 2000, the Company was in compliance with all of these internal policy limits.

     Despite the increased use of off-balance sheet products to hedge borrowing costs and the deleverage of the borrowed funds position, the net spread earned on the Company's leveraged assets declined from 1.04% in 1999 to 0.45% in 2000. The net interest income contribution from the leveraged assets declined from $10.0 million or 14.5% of total net interest income in 1999 to $2.8 million or 7.1% of total net interest income in 2000. On a pro forma basis, the decline in net interest income on leveraged assets amounted to $4.4 million. The Company expects that the net spread earned on leveraged assets bottomed in 2000. Given the Federal Reserve's recent moves to decrease short term interest rates by 100 basis in the first quarter of 2001, the Company expects to see improvement in the net spread earned on leveraged assets in future periods.

     1999 NET INTEREST PERFORMANCE OVERVIEW. . .The Company's net interest income on a tax-equivalent basis increased by $657,000 or 1.0% due to growth in earning assets. Total average earning assets were $172 million higher in 1999 due to a $44 million or 4.3% increase in total loans and a $128 million or 11.5% increase in investment securities. The Company was able to achieve solid loan growth in commercial loans, commercial mortgage loans, and home equity loans throughout 1999. The higher level of investment securities resulted in part from the use of funds provided with the First Western Branches Acquisition which closed in the first quarter of 1999. As part of this acquisition, the Company acquired approximately $91 million of deposits and $10 million of consumer loans.

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

     COMPONENT CHANGES IN NET INTEREST INCOME: 1999 VERSUS 1998. . .Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for 1999 increased by $6.4 million or 4.0% when compared to 1998. This increase was due primarily to the previously mentioned $172 million or 8.1% increase in total average earning assets which caused interest income to rise by $12.6 million. This positive factor was partially offset by a 29 basis point drop in the earning asset yield to 7.27% which caused a $6.2 million reduction in interest income. Within the earning asset base, the yield on total investment securities decreased by 16 basis points to 6.50% while the yield on the total loan portfolio declined by 39 basis points to 8.12%. Accelerated prepayments of mortgage related assets and the reinvestment of this cash into lower yielding assets was the primary factor causing the compression in the earning asset yield.

     Continued growth of the loan portfolio was an important component of the earning asset growth. This loan growth resulted from the Company's ability to take market share from its competitors through strategies which emphasize convenient customer service, niche products and hard work. Other factors contributing to the loan growth in 1999 were a stable economic environment and increased loan volumes from two loan production offices in the higher growth markets of Westmoreland and Centre Counties.

     The Company's total interest expense for 1999 increased by $5.8 million or 6.2% when compared to 1998. This higher interest expense was due primarily to a $184 million increase in average interest bearing liabilities which caused interest expense to rise by $10.6 million. The growth in interest earning liabilities included a $56 million increase in interest bearing deposits due largely to the deposits acquired with the First Western Branches Acquisition net of certificate of deposit run-off and the sale of one small branch office. The remainder of the interest bearing liability increase occurred in FHLB advances which were used to help fund the previously mentioned earning asset growth. A reduction in the cost of funds caused a $4.8 million decrease in interest expense. Short-term borrowings and FHLB advances had an average cost of 5.44% in 1999 which was 19 basis points lower than their cost in the prior year but 158 basis points greater than the average cost of deposits which amounted to 3.86%. The Company was able to reduce its cost of deposits by 19 basis points due primarily to lower costs for certificates of deposit. Overall, the Company's total cost of funds dropped by 14 basis points to 4.69% as the pricing declines for both deposits and borrowings were partially offset by a greater use of borrowings to fund the earning asset base.

     The tables that follow provide an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) USBANCORP's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) USBANCORP's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately 35% is used to compute tax-equivalent yields. The pro forma data in the table excludes Three Rivers Bank.

                                                                  YEAR ENDED DECEMBER 31
                             ------------------------------------------------------------------------------------------------
                                          2000                             1999                             1998
                             ------------------------------   ------------------------------   ------------------------------
                                          INTEREST                         INTEREST                         INTEREST
                              AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                              BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE
                             ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
  Loans, net of unearned
    income.................  $  722,663   $ 60,517    8.25%   $1,063,409   $ 87,544    8.12%   $1,019,215   $ 87,783    8.51%
  Deposits with banks......       5,729        212    3.64         4,115        121    2.91         3,874        120    3.07
  Federal funds sold and
    securities purchased
    under agreements to
    resell.................       1,056         70    6.54            --         --      --            41          2    5.29
  Investment securities:
    Available for sale.....     741,335     48,187    6.50       736,221     47,113    6.40       604,872     38,890    6.43
    Held to maturity.......          --         --      --       502,239     33,489    6.67       505,861     35,039    6.93
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
  Total investment
    securities.............     741,335     48,187    6.50     1,238,460     80,602    6.50     1,110,733     73,929    6.66
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
TOTAL INTEREST EARNING
  ASSETS/INTEREST
  INCOME...................   1,470,783    108,986    7.37     2,305,984    168,267    7.27     2,133,863    161,834    7.56
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
Non-interest earning
  assets:
  Cash and due from
    banks..................      24,725                           38,585                           34,009
  Premises and equipment...      14,918                           18,835                           17,946
  Other assets.............      63,191                           96,675                           99,452
  Allowance for loan
    losses.................      (6,705)                         (10,998)                         (11,715)
                             ----------                       ----------                       ----------
TOTAL ASSETS...............  $1,566,912                       $2,449,081                       $2,273,555
                             ==========                       ==========                       ==========
Interest bearing
  liabilities:
  Interest bearing
    deposits:
    Interest bearing
      demand...............  $   58,424   $    569    0.97%   $   93,399   $    925    0.99%   $   89,890   $    892    0.99%
    Savings................     112,829      1,775    1.57       171,783      2,802    1.63       171,769      2,615    1.52
    Money market...........     142,903      6,650    4.65       182,395      6,305    3.46       167,758      6,040    3.60
    Other time.............     383,657     20,275    5.28       619,392     31,118    5.03       581,351     31,344    5.39
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
    Total interest bearing
      deposits.............     697,813     29,269    4.19     1,066,969     41,150    3.86     1,010,768     40,891    4.05
Federal funds purchased,
  securities sold under
  agreements to repurchase,
  and other short-term
  borrowings...............     119,184      6,858    5.67       215,613     11,037    5.12       189,324      9,906    5.23
Advances from Federal Home
  Loan Bank................     508,503     30,608    6.02       795,720     43,946    5.52       705,507     40,483    5.74
Guaranteed junior
  subordinated deferrable
  interest debentures......      34,500      2,960    8.58        34,500      2,960    8.58        23,096      1,981    8.58
Long-term debt.............       4,037        144    3.57         8,336        411    4.93         8,788        467    5.31
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
TOTAL INTEREST BEARING
  LIABILITIES/INTEREST
  EXPENSE..................   1,364,037     69,839    5.11     2,121,138     99,504    4.69     1,937,483     93,728    4.83
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
Non-interest bearing
  liabilities:
  Demand deposits..........     105,824                          170,891                          159,515
  Other liabilities........      15,628                           25,125                           26,893
  Stockholders' equity.....      81,423                          131,927                          149,664
                             ----------                       ----------                       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY.....  $1,566,912                       $2,449,081                       $2,273,555
                             ==========                       ==========                       ==========
Interest rate spread.......                           2.26                             2.59                             2.73
Net interest income/net
  interest margin..........                 39,147    2.63%                  68,763    2.96%                  68,106    3.17%
Tax-equivalent
  adjustment...............                 (1,688)                          (3,079)                          (2,876)
                                          --------                         --------                         --------
Net interest income........               $ 37,459                         $ 65,684                         $ 65,230
                                          ========                         ========                         ========

                                                                           PRO FORMA
                                                                     YEAR ENDED DECEMBER 31
                                ------------------------------------------------------------------------------------------------
                                             2000                             1999                             1998
                                ------------------------------   ------------------------------   ------------------------------
                                             INTEREST                         INTEREST                         INTEREST
                                 AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                 BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE
                                ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
  Loans, net of unearned
    income....................  $  603,761   $50,743     8.28%   $  599,093   $49,208     8.12%   $  555,200   $48,093     8.55%
  Deposits with banks.........       5,543       207     3.68         3,232        97     2.95         3,059       113     3.64
  Federal funds sold and
    securities purchased under
    agreements to resell......       1,055        70     6.54            --        --       --            18         1     5.02
  Investment securities:
    Available for sale........     608,018    39,659     6.52       711,793    47,204     6.63       668,830    44,914     6.71
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
  Total investment
    securities................     608,018    39,659     6.52       711,793    47,204     6.63       668,830    44,914     6.71
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
TOTAL INTEREST EARNING ASSETS/
  INTEREST INCOME.............   1,218,377    90,679     7.41     1,314,118    96,509     7.31     1,227,107    93,121     7.56
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
Non-interest earning assets:
  Cash and due from banks.....      20,802                           21,582                           19,487
  Premises and equipment......      13,568                           13,743                           13,414
  Other assets................      59,415                           73,061                           74,028
  Allowance for loan losses...      (5,442)                         ( 5,187)                         ( 5,646)
                                ----------                       ----------                       ----------
TOTAL ASSETS..................  $1,306,720                       $1,417,317                       $1,328,390
                                ==========                       ==========                       ==========
Interest bearing liabilities:
  Interest bearing deposits:
    Interest bearing demand...  $   47,909   $   479     1.00%   $   49,630   $   497     1.00%   $   46,394   $   464     1.00%
    Savings...................      96,758     1,461     1.51       105,278     1,589     1.51       106,371     1,575     1.48
    Money market..............     130,060     6,282     4.83       124,848     4,609     3.69       116,795     4,592     3.93
    Other time................     301,143    15,972     5.27       303,478    15,175     5.00       271,718    14,546     5.35
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
    Total interest bearing
      deposits................     575,870    24,194     4.19       583,234    21,870     3.75       541,278    21,177     3.91
Federal funds purchased,
  securities sold under
  agreements to repurchase,
  and other short-term
  borrowings..................     105,927     6,100     5.76       153,878     7,798     5.07       138,848     7,107     5.12
Advances from Federal Home
  Loan Bank...................     418,907    25,484     6.08       461,013    25,661     5.57       429,246    24,853     5.79
Guaranteed junior subordinated
  deferrable interest
  debentures..................      34,500     2,960     8.58        34,500     2,960     8.58        23,096     1,982     8.58
Long-term debt................       3,466        90     2.60         5,637       133     2.36         5,430       153     2.82
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
TOTAL INTEREST BEARING
  LIABILITIES/INTEREST
  EXPENSE.....................   1,138,670    58,828     5.16     1,238,262    58,422     4.71     1,137,898    55,272     4.85
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
Non-interest bearing
  liabilities:
  Demand deposits.............      84,989                           87,449                           81,954
  Other liabilities...........      13,069                           15,304                           18,104
  Stockholders' equity........      69,992                           76,302                           90,434
                                ----------                       ----------                       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY........  $1,306,720                       $1,417,317                       $1,328,390
                                ==========                       ==========                       ==========
Interest rate spread..........                           2.25                             2.60                             2.71
Net interest income/net
  interest margin.............                31,851     2.59%                 38,087     2.88%                 37,849     3.06%
Tax-equivalent adjustment.....                (1,481)                          (2,138)                          (2,089)
                                             -------                          -------                          -------
Net interest income...........               $30,370                          $35,949                          $35,760
                                             =======                          =======                          =======

     The average balance and yield on taxable securities was $666 million and 6.53%, $1,075 million and 6.49%, and $975 million and 6.61% for 2000, 1999, and
1998, respectively. The average balance and tax-equivalent yield on tax-exempt securities was $74 million and 6.21%, $163 million and 6.57%, and $133 million and 6.94% for 2000, 1999, and 1998, respectively.

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

                                                           2000 VS. 1999                  1999 VS. 1998
                                                   -----------------------------   ---------------------------
                                                        INCREASE (DECREASE)            INCREASE (DECREASE)
                                                         DUE TO CHANGE IN:              DUE TO CHANGE IN:
                                                   -----------------------------   ---------------------------
                                                   AVERAGE    AVERAGE              AVERAGE   AVERAGE
                                                    VOLUME     RATE      TOTAL     VOLUME     RATE      TOTAL
                                                   --------   -------   --------   -------   -------   -------
                                                                         (IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income....................  $(28,448)  $ 1,421   $(27,027)  $ 4,200   $(4,439)  $  (239)
Deposits with banks..............................        56        35         91         6        (5)        1
Federal funds sold and securities purchased under
  agreements to resell...........................        70        --         70        (1)       (1)       (2)
Investment securities............................   (32,415)       --    (32,415)    8,435    (1,762)    6,673
                                                   --------   -------   --------   -------   -------   -------
TOTAL INTEREST INCOME............................   (60,737)    1,456    (59,281)   12,640    (6,207)    6,433
                                                   --------   -------   --------   -------   -------   -------
INTEREST PAID ON:
Interest bearing demand deposits.................      (338)      (18)      (356)       33        --        33
Savings deposits.................................      (928)      (99)    (1,027)       --       187       187
Money market.....................................      (586)      931        345       478      (213)      265
Other time deposits..............................   (12,623)    1,780    (10,843)    2,919    (3,145)     (226)
Federal funds purchased, securities sold under
  agreements to repurchase, and other short-term
  borrowings.....................................    (5,407)    1,228     (4,179)    1,271      (140)    1,131
Advances from Federal Home Loan Bank.............   (17,806)    4,468    (13,338)    4,945    (1,482)    3,463
Guaranteed junior subordinated deferrable
  interest debentures............................        --        --         --       979        --       979
Long-term debt...................................      (174)      (93)      (267)      (23)      (33)      (56)
                                                   --------   -------   --------   -------   -------   -------
TOTAL INTEREST EXPENSE...........................   (37,862)    8,197    (29,665)   10,602    (4,826)    5,776
                                                   --------   -------   --------   -------   -------   -------
CHANGE IN NET INTEREST INCOME....................  $(22,875)  $(6,741)  $(29,616)  $ 2,038   $(1,381)  $   657
                                                   ========   =======   ========   =======   =======   =======

     LOAN QUALITY. . .USBANCORP's written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. Credit reviews are mandatory for all commercial loans and for all commercial mortgages in excess of $500,000 within a 12-month period. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas. The following tables set forth information concerning USBANCORP's loan delinquency and other non-performing assets. At all dates presented, the Company had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates:

                                                                        AT DECEMBER 31
                                                              ----------------------------------
                                                                2000        1999         1998
                                                              --------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Total loan delinquency (past due 30 to 89 days).............   $6,424      $ 9,931      $15,427
Total non-accrual loans.....................................    5,803        4,928        5,206
Total non-performing assets(1)..............................    5,961       13,359        8,236
Loan delinquency as a percentage of total loans and loans
  held for sale, net of unearned income.....................     1.09%        0.91%        1.45%
Non-accrual loans as a percentage of total loans and loans
  held for sale, net of unearned income.....................     0.98         0.45         0.49
Non-performing assets as a percentage of total loans and
  loans held for sale, net of unearned income, and other
  real estate owned.........................................     1.01         1.21         0.77

                                                                           PRO FORMA
                                                                        AT DECEMBER 31
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Total loan delinquency (past due 30 to 89 days).............   $6,424       $5,920       $9,954
Total non-accrual loans.....................................    5,803        2,872        2,653
Total non-performing assets(1)..............................    5,961        4,283        5,120
Loan delinquency as a percentage of total loans and loans
  held for sale, net of unearned income.....................     1.09%        1.02%        1.69%
Non-accrual loans as a percentage of total loans and loans
  held for sale, net of unearned income.....................     0.98         0.50         0.45
Non-performing assets as a percentage of total loans and
  loans held for sale, net of unearned income, and other
  real estate owned.........................................     1.01         0.74         0.87

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

     Between December 31, 1999, and December 31, 2000, total loan delinquency as a percentage of total loans increased modestly to 1.09%. Non-performing assets as a percentage of total loans declined from 1.21% to 1.01% on an actual basis but increased from the 0.74% December 31, 1999 pro forma ratio. The pro forma increase is due to a higher level of non-accrual loans. During the fourth quarter of 2000, one problem commercial lease with a balance of $3.2 million was transferred to non-accrual status. This commercial lease is to a trucking company which ceased business operations near year-end 2000; the lease is secured by titles to 52 Mack tractors and 26 flatbed trailers. The Company recorded a charge-off of $600,000 on this lease in the fourth quarter of 2000 and established approximately $800,000 of specific allocations within the loan loss reserve on this credit. The remaining non-performing assets at December 31, 2000 are predominantly residential mortgage loans that have historically experienced low net charge-offs.

     Between December 31, 1998, and December 31, 1999, total loan delinquency declined by $5.5 million causing the delinquency ratio to drop to 0.91%. Total non-accrual loans were relatively consistent between years. The $5.1 million increase in non-performing assets was due entirely to a $6 million construction loan on a completed assisted living facility which Three Rivers Bank took possession of in the fourth quarter of 1999. A $500,000 charge-off on this property was recorded when it was moved into other real estate owned. This problem asset remained with Three Rivers Bank after the April 1, 2000, spin-off.

     ALLOWANCE AND PROVISION FOR LOAN LOSSES. . .As described in more detail in Note #1, the Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance can be summarized into three elements; 1) reserves established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy exceptions, and 3) a general unallocated reserve which provides conservative positioning in the event of variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the bank's loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. Note that the qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company's management to establish allocations which accommodate each of the listed risk factors. The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended:

                                                      YEAR ENDED DECEMBER 31
                                   ------------------------------------------------------------
                                     2000         1999          1998         1997        1996
                                   --------    ----------    ----------    --------    --------
                                          (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year:....  $ 10,350    $   10,725    $   12,113    $ 13,329    $ 14,914
                                   --------    ----------    ----------    --------    --------
Reduction due to spin-off of
  TRB............................    (5,028)           --            --          --          --
                                   --------    ----------    ----------    --------    --------
  Charge-offs:
     Commercial..................       792         1,802           899       1,040       1,705
     Real estate-mortgage........     1,038           625           359         202         156
     Consumer....................       332           576         1,260       1,255         746
                                   --------    ----------    ----------    --------    --------
          Total charge-offs......     2,162         3,003         2,518       2,497       2,607
                                   --------    ----------    ----------    --------    --------
  Recoveries:
     Commercial..................        53           295           113         529         527
     Real estate-mortgage........       451           199           132         262         108
     Consumer....................       176           234           285         332         297
                                   --------    ----------    ----------    --------    --------
          Total recoveries.......       680           728           530       1,123         932
                                   --------    ----------    ----------    --------    --------
Net charge-offs..................     1,482         2,275         1,988       1,374       1,675
Provision for loan losses........     2,096         1,900           600         158          90
                                   --------    ----------    ----------    --------    --------
Balance at end of year...........  $  5,936    $   10,350    $   10,725    $ 12,113    $ 13,329
                                   ========    ==========    ==========    ========    ========
Loans and loans held for sale,
  net of unearned income:
  Average for the year...........  $722,633    $1,063,409    $1,019,215    $960,673    $857,921
  At December 31.................   590,271     1,095,804     1,066,321     989,575     939,726
As a percent of average loans and
  loans held for sale:
  Net charge-offs................      0.21%         0.21%         0.19%       0.14%       0.20%
  Provision for loan losses......      0.29          0.18          0.06        0.02        0.01
  Allowance for loan losses......      0.82          0.97          1.05        1.26        1.55

                                                      YEAR ENDED DECEMBER 31
                                   ------------------------------------------------------------
                                     2000         1999          1998         1997        1996
                                   --------    ----------    ----------    --------    --------
                                          (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Allowance as a percent of each of
  the following:
  Total loans and loans held for
     sale, net of unearned
     income......................      1.01%         0.94%         1.01%       1.22%       1.42%
  Total delinquent loans (past
     due 30 to 89 days)..........     92.40        104.22         69.52       60.90       65.71
  Total non-accrual loans........    102.29        210.02        206.01      187.80      209.41
  Total non-performing assets....     99.58         77.48        130.22      136.75      153.72
Allowance as a multiple of net
  charge-offs....................      4.01X         4.55x         5.39x       8.82x       7.96x
Total classified loans...........  $ 11,544    $   24,049    $   28,307    $ 26,184    $ 24,027
                                   ========    ==========    ==========    ========    ========

     The Company recorded a provision for loan losses of $2.1 million in 2000, $1.9 million in 1999, and $600,000 in 1998. When expressed as a percentage of average loans, the provision has increased from 0.06% to 0.29% over this three-year period. The Company's net charge-offs amounted to $1.5 million or 0.21% of average loans in 2000, $2.3 million or 0.21% of average loans in 1999, and $2.0 million or 0.19% in 1998. The Company strengthened its allowance for loan losses in the year 2000. Factors contributing to the increased loan loss provision included funding for the specific allocations on the previously discussed problem commercial lease in the fourth quarter of 2000 and continued growth of commercial and commercial real-estate loans which are considered to be higher in risk than consumer or residential mortgage loans. Overall, the Company's allowance for loan losses provided 100% coverage of non-performing assets at December 31, 2000, compared to 77% coverage of non-performing assets at December 31, 1999. The Company expects its provision level to at a minimum match net charge-offs in 2001. USBANCORP management is unable to determine in what loan category future charge-offs and recoveries may occur.

     The following schedule sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                AT DECEMBER 31
                       -----------------------------------------------------------------
                              2000                   1999                   1998
                       -------------------   --------------------   --------------------
                                PERCENT OF             PERCENT OF             PERCENT OF
                                 LOANS IN               LOANS IN               LOANS IN
                                   EACH                   EACH                   EACH
                                 CATEGORY               CATEGORY               CATEGORY
                       AMOUNT    TO LOANS    AMOUNT     TO LOANS    AMOUNT     TO LOANS
                       ------   ----------   -------   ----------   -------   ----------
                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial...........  $1,390      19.8%     $ 1,991      13.9%     $ 1,379      13.1%
Commercial loans
  secured by real
  estate.............  1,465       32.8        2,928      37.1        2,082      32.1
Real
  estate-mortgage....    390       42.7          791      43.3        1,038      47.0
Consumer.............    506        4.7          631       5.7        1,563       7.8
Allocation to general
  risk...............  2,185                   4,009                  4,663
                       ------                -------                -------
Total................  $5,936                $10,350                $10,725
                       ======                =======                =======

                                     AT DECEMBER 31
                       -------------------------------------------
                               1997                   1996
                       --------------------   --------------------
                                 PERCENT OF             PERCENT OF
                                  LOANS IN               LOANS IN
                                    EACH                   EACH
                                  CATEGORY               CATEGORY
                       AMOUNT     TO LOANS    AMOUNT     TO LOANS
                       -------   ----------   -------   ----------
                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial...........  $ 1,670      14.4%     $ 2,118      14.7%
Commercial loans
  secured by real
  estate.............    2,543      30.6        2,796      28.4
Real
  estate-mortgage....      414      45.9          472      45.6
Consumer.............    1,506       9.1          959      11.3
Allocation to general
  risk...............    5,980                  6,984
                       -------                -------
Total................  $12,113                $13,329
                       =======                =======

     Even though real estate-mortgage loans comprise 43% of the Company's total loan portfolio, only $390,000 or 6.6% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based primarily upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors. The Company strengthened its allocations to the commercial segments of the loan portfolio during 2000. Factors considered by the Company that led to increased qualitative allocations to the commercial segments of the portfolio included: the slowing of the economy that resulted from the adverse effects of rising interest rates which began in the second half of 1999, continued growth of the commercial loan portfolio, the increase in concentration risk among our 25 largest borrowers compared to total loans, and the overall growth in the average size associated with these credits. These factors along with higher net charge-offs experienced in fiscal 1999 caused the increased allocations between 1998 and 1999.

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

     NON-INTEREST INCOME. . .Non-interest income for 2000 totaled $16.6 million which represented a $7.8 million decrease from the actual 1999 performance of $24.4 million. On a pro forma basis, non-interest income for 2000 totaled $16.0 million which represented a $2.7 million decrease from the pro forma 1999 performance of $18.7 million. Factors contributing to the reduced non-interest income in 2000 included:

     - a $2.9 million decrease in gains realized on loans held for sale due in part to the non-recurrence of a $1.6 million gain on the sale of the Company's credit card portfolio in 1999. The remainder of the decrease was caused by a significant drop in mortgage refinancing activity which reduced both the volume and spread on loan sales into the secondary market in 2000. The following table reflects the impact of these reductions:

                                      2000            1999         DIFFERENCE
                                  ------------    ------------    -------------
Mortgage loans sold.............  $220,000,000    $426,000,000    $(206,000,000)
Gain on mortgage loans sold.....     1,157,000       2,373,000       (1,216,000)
Spread earned on loans sold.....  53b.p.......          56b.p.          (3 b.p.)

     - the non-recurrence of a $540,000 gain recognized on the sale of a marginally profitable branch office in 1999.

     - a $952,000 loss realized on the sale of $242 million of investment securities in 2000. The Company used the proceeds from the sale primarily to paydown short-term borrowings and delever its balance sheet. This balance sheet repositioning strategy helped reduce the Company's exposure to rising short-term interest rates. When compared to the $436,000 gain realized in 1999, this represents a net unfavorable change of $1.4 million.

     - a $175,000 increase in trust fees to $5.1 million due to the continued profitable expansion of the trust company's business.

     - a $65,000 or 8.2% increase in net mortgage servicing fees in 2000 due to reduced amortization expense on mortgage servicing rights as the higher interest rate environment caused a slowdown in mortgage prepayment speeds. The following chart highlights some of the key information related to SMC's mortgage servicing portfolio.

                                                                  AT DECEMBER 31
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PERCENTAGES AND
                                                                 PREPAYMENT DATA)
MSR portfolio balance.......................................  $655,403     $922,042
Fair value of MSRs based upon discounted cash flow of
  servicing portfolio.......................................     9,969       14,190
Fair value as a percentage of MSR balance...................      1.52%        1.54%
PSA prepayment speed........................................       216          189
Weighted average portfolio interest rate....................      7.53%        7.55%

     A rollforward of the MSRs is as follows:

                                                              (IN THOUSANDS)
Balance as of December 31, 1999.............................     $13,510
Acquisition of servicing rights.............................       1,980
Impairment charge net of reversals..........................        (339)
Sale of servicing rights....................................      (3,493)
Amortization of servicing rights............................      (1,747)
                                                                 -------
Balance as of December 31, 2000.............................     $ 9,911
                                                                 =======

     Non-interest income as a percentage of total revenue averaged 30.7% for 2000 and 34.5% on a pro forma basis excluding TRB. To provide a longer term perspective for this comparison, the ratio of non-interest income to total revenue on a pro forma basis averaged 25.6% for 1995. The continued growth and diversification of non-interest income is a key post spin-off strategic goal of USBANCORP. UBAN Associates, is a registered investment advisory firm based in State College that provides investment management and asset/liability consulting services to small and mid-sized financial institutions. UBAN Associates total revenue has more than doubled from $264,000 in 1999 to $531,000 in 2000. USNB Financial Services has also experienced strong revenue growth from the sale of annuities, mutual funds, and insurance products as its total revenue has increased by 48% from $126,000 in 1999 to $187,000 in 2000. The Company is also excited about the revenue potential from two new companies formed in 2000 -- Mount Nittany Mortgage -- a retail mortgage origination office that is aligned with the largest residential real-estate agency based in State College and Red Eagle Associates -- a debt collection agency. In just their first year of operation these two entities generated approximately $50,000 of non-interest revenue.

     Non-interest income for 1999 totaled $24.4 million which represented a $685,000 or 2.9% increase when compared to 1998. This increase was primarily due to the following items:

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

     NON-INTEREST EXPENSE. . .Non-interest expense for 2000 totaled $50.2 million which represented a $10.6 million decrease from the actual 1999 performance of $60.8 million. On a pro forma basis, non-interest expense for 2000 totaled $45.2 million which represented a $5.4 million increase from the pro forma 1999 performance of $39.8 million. Factors significantly impacting non-interest expenses in 2000 included:

     - the recognition of $2.6 million in costs related to the spin-off of Three Rivers Bank to USBANCORP shareholders. These costs included investment banking fees, legal and accounting fees, severance and personnel costs, certain investor relations and shareholder costs, and system and facility changes.

     - the recognition of a $1.5 million charge in the fourth quarter of 2000 to exit the wholesale mortgage production business. This charge reflects costs for employee severance, fixed asset disposal, lease termination, professional fees, and other items associated with exiting the wholesale mortgage production business. A total of 25 employees or 5.2% of the Company's total workforce will be released as a result of this strategic decision. The continued consolidation of the wholesale mortgage production industry has enabled the larger players to use technology advances to reduce their costs of operations and achieve pricing advantages in a more competitive market. The Company's mortgage banking subsidiary, Standard Mortgage Corporation, lacked the scale necessary to profitably compete in this line of business. The exit charge was recorded in the fourth quarter due to the December 20th receipt of a favorable supplemental private letter ruling from the IRS which ensures that the tax-free treatment of the Three Rivers Bank spin-off would not be jeopardized by this action.

     - a $8.8 million decrease in salaries and employee benefits (a $2.0 million decline on a pro forma basis) in 2000. The pro forma decline is due to 23 fewer full-time equivalent employees ("FTE") and reduced incentive compensation and pension/profit-sharing expense. The lower employee base resulted primarily from a downsizing of the mortgage banking operation(prior to the announced decision to exit wholesale mortgage production) due to reduced production volumes, fewer employees at the Parent Company, and the Company's ability to defer new hires scheduled to fill certain open positions. Salary and benefits expense was negatively impacted by $322,000 due to the severance costs associated with downsizing several divisions within the Parent Company and the nonrecurring signing bonus paid to the CEO in conjunction with his voluntary four year base salary freeze.

     - a net unfavorable shift of $1.1 million on the Company's impairment reserve for mortgage servicing rights. In 2000, the Company recorded an impairment charge of $339,000 on mortgage serving rights compared to a benefit of $776,000 in 1999.

     The remainder of the decline in actual non-interest expense is due to Three Rivers Bank expenses being included for only one quarter of 2000 compared to the full year in 1999. On a pro forma basis, equipment expense did increase due to higher technology related expenses while professional fees also increased due to higher legal and other professional fees.

     Non-interest expense for 1999 totaled $60.8 million which represented a $1.3 million or 2.2% increase when compared to 1998. This increase was primarily due to the following items:

     - a $1.7 million or 5.5% increase in salaries and employee benefits due to merit pay increases, higher incentive pay, increased medical insurance premiums and the additional FTE employees resulting from the First Western Branches Acquisition.

     - a $574,000 increase in equipment expense due to higher technology related expenses such as system cost associated with wide area networks and optical disk imaging of customer statements.

     - a $827,000 increase in goodwill and core deposit amortization expense due to the amortization expense associated with the $10 million core deposit premium resulting from the First Western Branches Acquisition. The amortization expense of intangible assets reduced diluted earnings per share by $0.20 in 1999 and $0.18 in 2000.

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

     INCOME TAX EXPENSE . . .The Company recognized a benefit for income taxes of $1.5 million in 2000. During the first quarter of 2000, the Internal Revenue Service completed its examination of the Company's tax returns through the 1997 tax year. As a result of the successful conclusion of this examination, the Company was able to reduce its income tax expense by $925,000 due to the reversal of a valuation allowance and accrued income taxes. Excluding this item, the Company's tax provision for 2000 amounted to a benefit of $553,000. This benefit resulted from the fact that the Company's level of tax-free income exceeded its taxable income for the year. As a result of this, the Company anticipates paying an alternative minimum tax of approximately $50,000 for the year 2000. The Company expects to return to a normal tax position in future periods and will be able to utilize the alternative minimum tax paid in 2000 to reduce future tax expense.

     The Company's provision for income taxes for 1999 was $6.9 million reflecting an effective tax rate of 25.3%. The Company's income tax provision and effective tax rate were $7.7 million or 26.6% in 1998. The lower income tax expense and effective tax rate in 1999 was due to a reduced level of pre-tax income combined with an increased level of tax-free income. Tax-free asset holdings consist primarily of municipal investment securities, bank owned life insurance, and commercial loan tax anticipation notes.

     NET OVERHEAD BURDEN . . . The Company's efficiency ratio (non-interest expense divided by total revenue) on an operating basis, excluding spin-off costs, increased to 88.2% in 2000 which compares unfavorably to the 65.4% efficiency ratio reported for 1999. Factors contributing to the higher efficiency ratio included lower net interest income, reduced gains from asset sales, reduced revenue from the mortgage banking operation, and higher non-interest expenses including costs to exit the wholesale mortgage production business. The amortization of intangible assets also creates a $2.8 million annual non-cash charge that negatively impacts the efficiency ratio. The efficiency ratio for 2000, stated on a cash basis excluding the intangible amortization, was 83.1% or approximately 5.0% lower than the reported efficiency ratio. The Company's efficiency ratio was also negatively impacted by the Three Rivers Bank spin-off as all interest costs associated with the guaranteed junior subordinated deferrable interest debentures ($2.9 million annually) remained with USBANCORP.

     SEGMENT RESULTS . . . Note #22 presents the results of the Company's key business segments and identifies their net income contribution and risk-adjusted return on equity performance. When comparing 2000 to 1999 period, the Trust segment again produced the highest ROE averaging 35.2% in 2000. Trust also grew its net income by 9.7% in 2000 due to success in generating new 401(k) business and continued growth of collective investment funds for trade union pension plans. Retail banking demonstrated an improvement in ROE to 14.8% due to reduced operating expenses in the branch network. Commercial lending ROE decreased from 18.8% in 1999 to 11.7% in 2000 due to an increased loan loss provision within the leasing division.

     The Company has experienced earnings pressure in mortgage banking as that division lost $1.8 million in 2000 producing a ROE of (24.1)%. Included in the loss for 2000 is a $1.0 after-tax charge to exit the wholesale mortgage production business. Even if that charge is excluded, the mortgage banking operation still experienced a net loss in 2000 due to reduced gains on loan sales due to lower refinance activity. The ROE in the investment/parent segment has declined from 21.8% in 1999 to (10.2)% in 2000 due in part to the costs associated with the TRB spin-off. The previously discussed $952,000 of securities losses realized to delever the balance sheet also had a significant negative impact on the investment segment performance. Additionally, the decline in the net spread earned on leveraged assets due to the higher interest rate environment in 2000 has also negatively impacted the investment performance. Finally, the TRB spin-off negatively impacted the investment/parent performance as all interest costs associated with the Company's guaranteed junior subordinated deferrable interest debentures remained with USBANCORP while this segment lost the net interest income benefit provided from TRB's investment portfolio. The other fee based businesses demonstrated an improving net income and ROE trend in 2000. Improved performance at UBAN Associates was a key factor contributing to the 16.1% ROE for this segment.

     BALANCE SHEET . . . The Company's total consolidated assets were $1.25 billion at December 31, 2000, compared with $2.47 billion at December 31, 1999, which represents a decrease of $1.2 billion due primarily to the spin-off of Three Rivers Bank which reduced total assets by slightly more than $1.0 billion. The remainder of the decline is due to lower investment security balances due to the previously discussed deleveraging of the balance sheet. On a pro forma basis excluding Three Rivers Bank, total loans and loans held for sale declined by $26 million from 1999 due primarily to lower balances of residential mortgage and consumer loans. The balance of mortgage servicing rights declined by $4 million due to the amortization and sale of servicing rights during the year 2000.

     The Company has focused on growing deposit balances to enhance liquidity and reduce its dependence on borrowings in 2000. The Company has achieved modest core deposit growth by actively marketing its convenience oriented preferred money market account and selectively targeting certain certificate of deposit categories with more aggressive pricing. The Company also expanded its hours of operation at five select branches to seven days a week to further emphasize its convenience positioning. Additionally, the Company recently opened its first full service branch facility in Centre County. This geographic expansion into the demographically attractive State College Market (home of Penn State University) will allow the Company to aggressively pursue new deposit growth by capitalizing on previously established commercial loan relationships.

     On a pro forma basis, total borrowed funds decreased by $161 million since December 31, 1999, as the Company used the cash generated from investment security sales and paydowns to reduce short-term borrowings with the Federal Home Loan Bank. Total equity on a pro forma basis increased by $11 million from year-end 1999 due to improvement in other comprehensive income. The negative balance in accumulated other comprehensive income resulting from the mark-to-market of the available for sale securities portfolio reduced total equity by $3.9 million at December 31, 2000.

     INTEREST RATE SENSITIVITY . . . Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital. The management and measurement of interest rate risk at USBANCORP is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all off balance sheet hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3) static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company's Board of Directors on an ongoing basis.

     The following table presents a summary of the Company's static GAP positions at December 31, 2000:

                                                  OVER        OVER
                                                3 MONTHS    6 MONTHS
                                    3 MONTHS    THROUGH      THROUGH       OVER
INTEREST SENSITIVITY PERIOD         OR LESS     6 MONTHS     1 YEAR       1 YEAR       TOTAL
---------------------------         --------    --------    ---------    --------    ----------
                                           (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
LOANS.............................  $102,656    $ 44,228    $  79,768    $357,683    $  584,335
INVESTMENT SECURITIES.............   138,226      19,090       18,236     380,649       556,201
OTHER ASSETS......................        --          --       26,042          --        26,042
                                    --------    --------    ---------    --------    ----------
  TOTAL RATE SENSITIVE ASSETS.....  $240,882    $ 63,318    $ 124,046    $738,332    $1,166,578
                                    ========    ========    =========    ========    ==========

                                                  OVER        OVER
                                                3 MONTHS    6 MONTHS
                                    3 MONTHS    THROUGH      THROUGH       OVER
INTEREST SENSITIVITY PERIOD         OR LESS     6 MONTHS     1 YEAR       1 YEAR       TOTAL
---------------------------         --------    --------    ---------    --------    ----------
                                           (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE LIABILITIES:
DEPOSITS:
  NON-INTEREST BEARING DEPOSITS...  $     --    $     --    $      --    $ 89,057    $   89,057
  NOW AND SUPER NOW...............        --          --           --      46,440        46,440
  MONEY MARKET....................   135,151          --           --          --       135,151
  OTHER SAVINGS...................        --          --           --      90,886        90,886
  CERTIFICATES OF DEPOSIT OF
     $100,000 OR MORE.............    15,634       1,130        1,630       2,616        21,010
  OTHER TIME DEPOSITS.............    65,985      44,332       39,973     126,230       276,520
                                    --------    --------    ---------    --------    ----------
     TOTAL DEPOSITS...............   216,770      45,462       41,603     355,229       659,064
BORROWINGS........................   198,985           6           12     301,577       500,580
                                    ========    ========    =========    ========    ==========
     TOTAL RATE SENSITIVE
       LIABILITIES................  $415,755    $ 45,468    $  41,615    $656,806    $1,159,644
OFF-BALANCE SHEET HEDGES..........   220,000     (40,000)    (100,000)    (80,000)           --
                                    ========    ========    =========    ========    ==========
INTEREST SENSITIVITY GAP:
  INTERVAL........................    45,127     (22,150)     (17,569)      1,526            --
  CUMULATIVE......................  $ 45,127    $ 22,977    $   5,408    $  6,934    $    6,934
                                    ========    ========    =========    ========    ==========
PERIOD GAP RATIO..................      1.23X       0.74X        0.88X       1.00X
CUMULATIVE GAP RATIO..............      1.23        1.08         1.01        1.01
RATIO OF CUMULATIVE GAP TO TOTAL
  ASSETS..........................      3.60%       1.83%        0.43%       0.55%
                                    ========    ========    =========    ========

     When December 31, 2000, is compared to December 31, 1999, both the Company's six month and one year cumulative GAP ratios shifted from a negative position to a modest positive position due to a reduction in short-term interest rate sensitive liabilities. This reduction resulted from the Company's ability to successfully deleverage the balance sheet with cash flow from the investment securities portfolio in the year 2000. As separately disclosed in the above table, the off-balance sheet hedge transactions (described in detail in Note #21) reduced the negativity of the cumulative one-year GAP position by $80 million.

     A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts that comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, and daily interest savings accounts. At December 31, 2000, the balance in these accounts totaled $272 million or 21.7% of total assets. Within the above static GAP table, approximately $135 million or 50% of these core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is reviewed annually for reasonableness. The Company recognizes that the pricing of these accounts is somewhat inelastic when compared to normal rate movements.

     Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/-7.5% and net income variability to +/-20.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis. The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the December 31, 2000, levels. The

Company's most likely rate scenario is based upon published economic consensus estimates which currently project a declining interest rate scenario over the next twelve month period. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

                                                                                                MARKET
                                                           VARIABILITY OF                      VALUE OF
                                                            NET INTEREST     VARIABILITY OF    PORTFOLIO
INTEREST RATE SCENARIO                                         INCOME          NET INCOME       EQUITY
----------------------                                     --------------    --------------    ---------
BASE.....................................................          0%                0%              0%
FLAT.....................................................       (3.0)            (12.6)           (1.2)
200 BP INCREASE..........................................       (2.9)             (5.9)          (24.3)
200 BP DECREASE..........................................        1.9              (8.9)           28.6

     As indicated in the table, the maximum negative variability of USBANCORP's net interest income and net income over the next twelve month period was (3.0%) and (12.6%) respectively. The balance sheet repositioning actions that the Company executed in 2000 helped reduce the volatility of net interest income, net income, and capital under more extreme interest rate movements. The off-balance sheet borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional off-balance sheet hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

     Within the investment portfolio at December 31, 2000, 100% of the portfolio is classified as available for sale. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity but has no impact on regulatory capital. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage USBANCORP's long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans.

     LIQUIDITY . . . Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totaled $67 million at December 31, 2000, compared to $111 million at December 31, 1999. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities are other significant sources of asset liquidity for the Company.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. USBANCORP's subsidiaries utilize a variety of these methods of liability liquidity. At December 31, 2000, the Company's subsidiaries had approximately $55 million of unused lines of credit available under informal arrangements with correspondent banks. These lines of credit enable USBANCORP's subsidiaries to purchase funds for short-term needs at current market rates. Additionally, the Company's subsidiary bank is a member of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer term advances up to approximately 80% of its investment in assets secured by one- to four-family residential real estate. This would suggest a remaining current total available Federal Home Loan Bank aggregate borrowing capacity of approximately $196 million.

     Liquidity can be also be analyzed by utilizing the Consolidated Statement of Cash Flows. Excluding $17 million of cash equivalents transferred to TRB as part of the spin-off, cash equivalents decreased by

$3 million from December 31, 1999, to December 31, 2000, due primarily to $230 million of net cash used by financing activities. This more than offset $40 million of net cash provided by operating activities and $187 million of net cash provided by investing activities. Within investing activities, cash proceeds from investment security maturities and sales exceeded purchases of new investment securities by $205 million. Cash advanced for new loan fundings and purchases totaled $150 million and was approximately equal to the cash received from loan principal payments and loans sold. Within financing activities net short-term borrowings and Federal Home Loan Bank advances were paid down by $231 million. The Company used $5.6 million of cash to pay common dividends to shareholders and $2.9 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures.

     CAPITAL RESOURCES. . .As presented in Note #23, the Company continues to be considered well-capitalized after the spin-off of Three Rivers Bank as the asset leverage ratio was 6.66% and the tier 1 capital ratio was 12.80% at December 31, 2000. The Company targets an operating level of approximately 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Note that the impact of other comprehensive income(loss) is excluded from the regulatory capital ratios. Additionally, the Company generates approximately $2.8 million of tangible capital annually due to the amortization of intangible assets. The post spin-off USBANCORP will first focus on providing a better than peer common dividend as a key means to enhance shareholder value. For the year 2000, the Company paid out in dividends 89% of its cash operating earnings per share. This payout was higher than typical due in part to the losses incurred to exit the wholesale mortgage production business. The Company normally targets a payout range of 65% to 75% of cash earnings per share. The Company currently does not envision resuming its treasury stock repurchase program over the next twelve month period and expects to experience modest expansion of its earning asset base in 2001.

     The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, both the Company and its subsidiary bank are considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium.

     The Company has declared three quarterly $0.09 Common Stock cash dividends per share since the April 1, 2000 spin-off of Three Rivers Bank. On an annualized basis assuming a $4.25 market price, this equates to an 8.5% dividend yield. The Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return particularly for retail shareholders. The Company intends to maintain its quarterly common stock cash dividend at the current $0.09 per share.

     As previously disclosed in a January 12, 2001, Form 8-K and press release, the Company projects a range of $0.32 to $0.36 for net income per share and a range of $0.48 to $0.52 for cash earnings per share for the year 2001. These ranges include additional estimated pre-tax losses of approximately $400,000 to complete the exit from the wholesale mortgage production business in the first quarter of 2001.

     FORWARD LOOKING STATEMENT. . .This Form 10-K contains various forward-looking statements and includes assumptions concerning the Company's beliefs, plans, objectives, goals, expectations, anticipations estimates, intentions, operations, future results, and prospects, including statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company's control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Interest Rate Sensitivity" in the MD&A presented on pages 28 to 30. The Company's principal market risk exposure is to interest rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEET

                                                                   AT DECEMBER 31
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $   35,109    $   54,676
Interest bearing deposits...................................         763           758
Investment securities:
  Available for sale........................................     550,232     1,187,335
Loans held for sale.........................................       9,637        21,753
Loans.......................................................     588,646     1,082,459
  Less: Unearned income.....................................       8,012         8,408
        Allowance for loan losses...........................       5,936        10,350
                                                              ----------    ----------
Net loans...................................................     574,698     1,063,701
                                                              ----------    ----------
Premises and equipment......................................      13,530        18,937
Accrued income receivable...................................       8,593        16,650
Mortgage servicing rights...................................       9,911        13,510
Goodwill and core deposit intangibles.......................      20,058        25,655
Bank owned life insurance...................................      26,042        37,290
Other assets................................................       5,688        27,214
                                                              ----------    ----------
TOTAL ASSETS................................................  $1,254,261    $2,467,479
                                                              ==========    ==========
LIABILITIES
Non-interest bearing deposits...............................  $   89,057    $  160,253
Interest bearing deposits...................................     570,007     1,070,688
                                                              ----------    ----------
Total deposits..............................................     659,064     1,230,941
                                                              ----------    ----------
Federal funds purchased and securities sold under agreements
  to repurchase.............................................       8,096        16,369
Other short-term borrowings.................................      42,989        84,874
Advances from Federal Home Loan Bank........................     413,351       956,999
Guaranteed junior subordinated deferrable interest
  debentures................................................      34,500        34,500
Long-term debt..............................................       1,644         7,100
                                                              ----------    ----------
Total borrowed funds........................................     500,580     1,099,842
                                                              ----------    ----------
Other liabilities...........................................      16,210        24,139
                                                              ----------    ----------
TOTAL LIABILITIES...........................................   1,175,854     2,354,922
                                                              ----------    ----------
Commitments and contingent liabilities (Note #16)

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized;
  there were no shares issued and outstanding on December
  31, 2000, and 1999........................................          --            --
Common stock, par value $2.50 per share; 24,000,000 shares
  authorized; 17,542,724 shares issued and 13,451,805
  outstanding on December 31, 2000; 17,390,496 shares issued
  and 13,309,577 shares outstanding on December 31, 1999....      43,857        43,476
Treasury stock at cost, 4,090,919 shares on December 31,
  2000, and 4,080,919 shares on December 31, 1999...........     (65,824)      (65,725)
Surplus.....................................................      66,016        65,686
Retained earnings...........................................      38,238       104,294
Accumulated other comprehensive (loss) income...............      (3,880)      (35,174)
                                                              ----------    ----------
TOTAL STOCKHOLDERS' EQUITY..................................      78,407       112,557
                                                              ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,254,261    $2,467,479
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                       YEAR ENDED DECEMBER 31
                                                              -----------------------------------------
                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
  Taxable...................................................  $    57,434    $    84,585    $    84,510
  Tax exempt................................................        2,339          2,250          2,469
Deposits with banks.........................................          212            121            120
Federal funds sold and securities purchased under agreements
  to resell.................................................           70             --              2
Investment securities:
  Available for sale........................................       47,243         46,506         38,139
  Held to maturity..........................................           --         31,726         33,718
                                                              -----------    -----------    -----------
Total Interest Income.......................................      107,298        165,188        158,958
                                                              -----------    -----------    -----------
INTEREST EXPENSE
Deposits....................................................       29,269         41,150         40,891
Federal funds purchased and securities sold under agreements
  to repurchase.............................................        1,600          3,438          4,603
Other short-term borrowings.................................        5,258          7,599          5,303
Advances from Federal Home Loan Bank........................       30,608         43,946         40,483
Guaranteed junior subordinated deferrable interest
  debentures................................................        2,960          2,960          1,944
Long-term debt..............................................          144            411            504
                                                              -----------    -----------    -----------
Total Interest Expense......................................       69,839         99,504         93,728
                                                              -----------    -----------    -----------
Net Interest Income.........................................       37,459         65,684         65,230
  Provision for loan losses.................................        2,096          1,900            600
                                                              -----------    -----------    -----------
Net Interest Income after Provision for Loan Losses.........       35,363         63,784         64,630
                                                              -----------    -----------    -----------
NON-INTEREST INCOME
Trust fees..................................................        5,058          4,883          4,430
Net gains on loans held for sale............................        1,764          4,645          3,697
Net realized (losses) gains on investment securities........         (952)           436          2,267
Wholesale cash processing fees..............................          120            603            706
Service charges on deposit accounts.........................        2,222          3,563          3,409
Net mortgage servicing fees.................................          854            789            692
Bank owned life insurance...................................        1,308          1,668          1,643
Gain on sale of branch......................................           --            540             --
Other income................................................        6,235          7,247          6,845
                                                              -----------    -----------    -----------
Total Non-Interest Income...................................       16,609         24,374         23,689
                                                              -----------    -----------    -----------
NON-INTEREST EXPENSE
Salaries and employee benefits..............................       23,305         32,091         30,427
Net occupancy expense.......................................        3,415          4,602          4,474
Equipment expense...........................................        3,549          4,211          3,637
Professional fees...........................................        2,831          3,332          3,373
Supplies, postage, and freight..............................        1,856          2,718          2,674
Miscellaneous taxes and insurance...........................        1,545          1,810          1,568
FDIC deposit insurance expense..............................          162            272            272
Amortization of goodwill and core deposit intangibles.......        2,858          3,135          2,308
Impairment charge (credit) for mortgage servicing rights....          339           (776)           831
Spin-off costs..............................................        2,552             --             --
Wholesale mortgage production exit costs....................        1,498             --             --
Other expense...............................................        7,824          9,420          9,956
                                                              -----------    -----------    -----------
Total Non-Interest Expense..................................       51,734         60,815         59,520
                                                              -----------    -----------    -----------
INCOME
BEFORE INCOME TAXES.........................................          238         27,343         28,799
  Provision (benefit) for income taxes......................       (1,478)         6,922          7,655
                                                              -----------    -----------    -----------
NET INCOME..................................................  $     1,716    $    20,421    $    21,144
                                                              ===========    ===========    ===========
PER COMMON SHARE DATA:(1)
  Basic:
    Net income..............................................  $      0.13    $      1.53    $      1.51
    Average number of shares outstanding....................   13,370,426     13,340,204     14,011,893
  Diluted:
    Net income..............................................  $      0.13    $      1.52    $      1.48
    Average number of shares outstanding....................   13,373,560     13,451,166     14,257,557
Cash dividends declared.....................................  $      0.42    $      0.59    $      0.60
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

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                               2000        1999       1998
                                                              -------    --------    -------
                                                                      (IN THOUSANDS)
COMPREHENSIVE INCOME
Net income..................................................  $ 1,716    $ 20,421    $21,144

Other comprehensive income, before tax:
  Unrealized holding gains (losses) arising during period...   18,933     (50,124)     3,029

  Less: reclassification adjustment for losses (gains)
     included in net income.................................      952        (436)    (2,267)
                                                              -------    --------    -------

Other comprehensive income (loss), before tax:..............   19,885     (50,560)       762

Income tax expense (credit) related to items of other
  comprehensive income......................................    5,767     (12,802)       331
                                                              -------    --------    -------

Other comprehensive income (loss), net of tax...............   14,118     (37,758)       431
                                                              -------    --------    -------

Comprehensive income (loss).................................  $15,834    $(17,337)   $21,575
                                                              =======    ========    =======


          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period.............................  $     --    $     --    $     --
Balance at end of period...................................        --          --          --
                                                             --------    --------    --------
COMMON STOCK
Balance at beginning of period.............................    43,476      43,375      14,402
Stock options exercised/new shares issued..................       381         101          75
Effect of 3 for 1 split in the form of a 200% stock
  dividend.................................................        --          --      28,898
                                                             --------    --------    --------
Balance at end of period...................................    43,857      43,476      43,375
                                                             --------    --------    --------
TREASURY STOCK
Balance at beginning of period.............................   (65,725)    (61,521)    (31,175)
Treasury stock, at cost....................................       (99)     (4,204)    (30,346)
                                                             --------    --------    --------
Balance at end of period...................................   (65,824)    (65,725)    (61,521)
                                                             --------    --------    --------
CAPITAL SURPLUS
Balance at beginning of period.............................    65,686      65,495      93,934
Stock options exercised/new shares issued..................       330         191         459
Effect of 3 for 1 split in the form of a 200% stock
  dividend.................................................        --          --     (28,898)
                                                             --------    --------    --------
Balance at end of period...................................    66,016      65,686      65,495
                                                             --------    --------    --------
RETAINED EARNINGS
Balance at beginning of period.............................   104,294      91,737      78,866
Net income.................................................     1,716      20,421      21,144
Spin-off of Three Rivers Bank..............................   (62,156)         --          --
Cash dividends declared....................................    (5,616)     (7,864)     (8,273)
                                                             --------    --------    --------
Balance at end of period...................................    38,238     104,294      91,737
                                                             --------    --------    --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period.............................   (35,174)      2,584       2,153
Spin-off of Three Rivers Bank..............................    17,176          --          --
Other comprehensive income(loss), net of tax...............    14,118     (37,758)        431
                                                             --------    --------    --------
Balance at end of period...................................    (3,880)    (35,174)      2,584
                                                             --------    --------    --------
TOTAL STOCKHOLDERS' EQUITY.................................  $ 78,407    $112,557    $141,670
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..............................................  $   1,716    $  20,421    $  21,144

Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for loan losses.............................      2,096        1,900          600

  Depreciation and amortization expense.................      2,248        2,656        2,483

  Amortization expense of goodwill and core deposit
     intangibles........................................      2,858        3,135        2,308

  Amortization expense of mortgage servicing rights.....      1,747        2,618        2,861

  Net amortization of investment securities.............        527          152        1,038

  Net realized losses (gains) on investment
     securities.........................................        952         (436)      (2,267)

  Net realized gains on loans held for sale.............     (1,764)      (4,645)      (3,697)

  Origination of mortgage loans held for sale...........   (191,749)    (403,673)    (450,639)

  Sales of mortgage loans held for sale.................    220,346      426,240      414,023

  Decrease in accrued income receivable.................      1,251          500          167

  Increase (decrease) in accrued expense payable........       (112)       1,918         (262)
                                                          ---------    ---------    ---------

Net cash provided (used) by operating activities........     40,116       50,786      (12,241)
                                                          ---------    ---------    ---------

INVESTING ACTIVITIES
Purchase of investment securities and other short-term
  investments -- available for sale.....................   (142,560)    (394,195)    (704,113)

Purchase of investment securities and other short-term
  investments -- held to maturity.......................         --     (104,527)    (114,967)

Proceeds from maturities of investment securities and
  other short-term investments -- available for sale....    104,682       93,650      115,247

Proceeds from maturities of investment securities and
  other short-term investments -- held to maturity......         --       99,949      141,826

Proceeds from sales of investment securities and other
  short-term investments -- available for sale..........    242,664      212,461      509,383

Proceeds from sales of investment securities and other
  short-term investments -- held to maturity............         --       15,959           --

Long-term loans originated..............................   (129,016)    (414,016)    (336,815)

Loans held for sale.....................................     (9,637)     (21,753)     (51,317)

Principal collected on long-term loans..................    145,087      362,168      347,180

Loans purchased or participated.........................    (21,441)      (9,743)          --

Loans sold or participated..............................      4,729       18,366           44

Net decrease in credit card receivables and other
  short-term loans......................................      6,116       15,298        2,487

Purchases of premises and equipment.....................     (3,610)      (3,861)      (2,947)

Sale/retirement of premises and equipment...............      1,559          288           74

Net decrease in assets held in trust for collateralized
  mortgage obligation...................................      1,726        1,117        1,424

Decrease (increase) in mortgage servicing rights........      1,852           69       (4,098)

Net increase in other assets............................    (14,659)     (11,341)      (5,775)
                                                          ---------    ---------    ---------

Net cash provided (used) by investing activities........  $ 187,492    $(140,111)   $(102,367)
                                                          =========    =========    =========


          See accompanying notes to consolidated financial statements.

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit..........  $ 225,346    $ 487,877    $ 483,384

Payments for maturing certificates of deposit...........   (228,771)    (467,790)    (471,829)

Net increase in demand and savings deposits.............     11,446       34,563       25,209

Net (decrease) increase in federal funds purchased,
  securities sold under agreements to repurchase, and
  other short-term borrowings...........................     (6,842)    (129,165)      81,382

Net principal (repayments) borrowings on advances from
  Federal Home Loan Bank................................   (223,772)     204,608       (1,804)

Principal borrowings of long-term debt..................         --           --       11,123

Repayments of long-term debt............................     (3,297)      (2,171)     (11,687)

Common stock dividends paid.............................     (5,616)      (8,673)      (8,688)

Guaranteed junior subordinated deferrable interest
  debenture dividends paid..............................     (2,916)      (2,916)      (1,944)

Proceeds from sale of guaranteed junior subordinated
  deferrable interest debentures, net of expenses.......         --           --       33,172

Proceeds from dividend reinvestment and stock purchase
  plan and stock options exercised......................        711          292          534

Purchases of treasury stock.............................        (99)      (4,204)     (30,346)

Net increase (decrease) in other liabilities............      3,619       (6,602)       6,823
                                                          ---------    ---------    ---------

Net cash (used) provided by financing activities........   (230,191)     105,819      115,329
                                                          ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH EQUIVALENTS.............     (2,583)      16,494          721

NET TRANSFER TO THREE RIVERS BANK.......................    (16,979)          --           --

CASH EQUIVALENTS AT JANUARY 1...........................     55,434       38,940       38,219
                                                          ---------    ---------    ---------

CASH EQUIVALENTS AT DECEMBER 31.........................  $  35,872    $  55,434    $  38,940
                                                          =========    =========    =========


          See accompanying notes to consolidated financial statements.

                                USBANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AT AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

     USBANCORP, Inc. (the "Company") is a financial holding company (pursuant to the Gramm-Leach-Bliley Act), headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 23 banking locations in six west-central Pennsylvania counties. These offices provide a full range of consumer, mortgage, commercial, and trust financial products.

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of USBANCORP, Inc. (the "Company") and its wholly-owned subsidiaries, U.S. Bank ("U.S. Bank"), USBANCORP Trust and Financial Services Company ("Trust Company"), Standard Mortgage Corporation of Georgia (SMC), UBAN Associates, Inc., ("UBAN Associates") and United Bancorp Life Insurance Company ("United Life"). U.S. Bank is a state-chartered full service bank with 23 locations in west-central Pennsylvania. The Trust Company offers a complete range of trust and financial services and has $1.4 billion in assets under management. The Trust Company also offers the ERECT Funds and BUILD Fund which are collective investment funds for trade union controlled pension fund assets. SMC is a mortgage banking company whose business includes the servicing of mortgage loans and the origination of residential mortgage loans through a wholesale broker network. In the fourth quarter of 2000 the Company announced its plan to exit the wholesale mortgage production business. The exit plan should be completed near the end of the first quarter of 2001. UBAN Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions. United Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

     On April 1, 2000, the Company successfully completed the spin-off of its Pittsburgh based Three Rivers Bank ("TRB") subsidiary to its shareholders. To facilitate an orderly transition, the Company and Three Rivers Bank entered into a Services Agreement whereby the Company is continuing to provide certain services such as asset/liability management on an outsourced basis to Three Rivers Bank. The cost and related expense associated with providing these services is being paid by Three Rivers Bank at a fair market value rate.

     Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

INVESTMENT SECURITIES:

     Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized

                                USBANCORP, INC.

aggregate appreciation (depreciation) excluded from income and credited (charged) to a separate component of stockholders' equity on a net of tax basis. Any security classified as trading assets are reported at fair value with unrealized aggregate appreciation (depreciation) included in current income on a net of tax basis. The Company presently does not engage in trading activity. The Company currently has all securities classified as available for sale due to a prior year tainting of its held to maturity ("htm") portfolio. The Company expects the time period restriction for the htm portfolio to end in the third quarter of 2001. Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.

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

                                USBANCORP, INC.

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

     - The maintenance of a general unallocated reserve to accommodate inherent risk in the Company's portfolio that is not identified through the Company's specific loan and portfolio segment reviews discussed above. Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company and its Board of Directors believe a general unallocated reserve is needed to recognize the estimation risk associated with the specific and formula driven allowances. In conjunction with the establishment of the general unallocated reserve, the Company also looks at the total allowance for loan losses in relation to the size of the total loan portfolio, the level of non-performing assets and its coverage of these items as compared to peer banks.

     After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to evaluate the adequacy of the reserve. The Company believes that the procedural discipline, systematic methodology, and comprehensive documentation of this quarterly process is in full compliance with all regulatory requirements and provides appropriate support for accounting purposes.

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

                                USBANCORP, INC.

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

COMPREHENSIVE INCOME:

     In January 1998, the Company adopted SFAS #130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a financial statement. For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities. The balances of other accumulated comprehensive (loss) income were $(3,880,000), $(35,174,000) and $2,584,000 at
December 31, 2000, 1999 and 1998, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS:

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $787,000 in income tax payments in 2000; $4,927,000 in 1999; and $6,695,000 in 1998. The Company made total interest expense payments of $75,867,000 in 2000; $97,586,000 in 1999; and $93,990,000 in 1998.

INCOME TAXES:

     Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

                                USBANCORP, INC.

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

FUTURE ACCOUNTING STANDARDS:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards #133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS #133) which establishes accounting and reporting standards requiring all derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS #133 also requires that a company must formally document,

                                USBANCORP, INC.

designate and assess the effectiveness of transactions that receive hedge accounting. SFAS #133 will eliminate hedge accounting for the Company's interest rate cap agreement, requiring the Company to account for the interest rate cap agreement at its fair value with all prospective changes reported in earnings. SFAS #133 provides that the Company report a transition adjustment as part of a cumulative effect type of adjustment of accumulated other comprehensive income. SFAS #133 was adopted on January 1, 2001, resulting in the recording of current liabilities of $1,270,000, long-term liabilities of $290,000, and a decrease in other comprehensive income of $1,000,000, net of tax. The Company expects to recognize net current liabilities of $10,000 into earnings in the next 12 months.

     The FASB has also issued SFAS #140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement #125." It revises criteria for accounting for securitizations, other financial-asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of SFAS #125's provisions without amendment. This statement is effective for reporting periods beginning after March 31, 2001. However, the disclosure provisions are currently effective for fiscal years ending after December 15, 2000. Adoption of SFAS #140 will have no impact on the Company's financial position or results of operations.

2.  CASH AND DUE FROM BANKS

     Cash and due from banks at December 31, 2000, and 1999, included $5,710,000 and $18,448,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3.  INTEREST BEARING DEPOSITS WITH BANKS

     The book value of interest bearing deposits with domestic banks are as follows:

                                                                AT DECEMBER 31
                                                                --------------
                                                                2000     1999
                                                                -----    -----
                                                                (IN THOUSANDS)
Total.......................................................    $763     $758
                                                                ====     ====

     All interest bearing deposits with domestic banks mature within three months. The Company had no deposits in foreign banks nor in foreign branches of United States banks.

4.  INVESTMENT SECURITIES

     The book and market values of investment securities are summarized as follows:

     Investment securities available for sale:

                                                                 AT DECEMBER 31, 2000
                                                     ---------------------------------------------
                                                                  GROSS        GROSS
                                                       BOOK     UNREALIZED   UNREALIZED    MARKET
                                                      VALUE       GAINS        LOSSES      VALUE
                                                     --------   ----------   ----------   --------
                                                                    (IN THOUSANDS)
U.S. TREASURY......................................  $ 10,820     $    3      $   (11)    $ 10,812
U.S. AGENCY........................................    35,507          4         (219)      35,292
STATE AND MUNICIPAL................................    39,398         14       (1,052)      38,360
U.S. AGENCY MORTGAGE-BACKED SECURITIES.............   419,669      1,014       (4,618)     416,065
OTHER SECURITIES(1)................................    50,793          5       (1,095)      49,703
                                                     --------     ------      -------     --------
TOTAL..............................................  $556,187     $1,040      $(6,995)    $550,232
                                                     ========     ======      =======     ========

                                USBANCORP, INC.

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

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors Service or Standard & Poor's rating of "A." At December 31, 2000, 96.5% of the portfolio was rated "AAA" as compared to 97.3% at December 31, 1999. Less than 3.1% of the portfolio was rated below "A" or unrated on December 31, 2000.

     The book value of securities pledged to secure public and trust deposits, as required by law, was $313,602,000 at December 31, 2000, and $788,622,000 at December 31, 1999. The Company realized $914,000 and $624,000 of gross investment security gains and $1,866,000 and $525,000 of gross investment security losses on available for sale securities in 2000 and 1999, respectively. The Company realized $355,000 of gross investment security gains and $18,000 of gross investment security losses on held to maturity securities in 1999.

     The following table sets forth the contractual maturity distribution of the investment securities, book and market values, and the weighted average yield for each type and range of maturity as of December 31, 2000. Yields are not presented on a tax-equivalent basis, but are based upon book value and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the average lives were used. At December 31, 2000, the Company's consolidated investment securities portfolio had a modified duration of approximately 3.16 years.

                                USBANCORP, INC.

     Investment securities available for sale:

                                                                        AT DECEMBER 31, 2000
                                        -------------------------------------------------------------------------------------
                                                          AFTER 1 YEAR     AFTER 5 YEARS
                                                           BUT WITHIN       BUT WITHIN
                                        WITHIN 1 YEAR       5 YEARS          10 YEARS       AFTER 10 YEARS         TOTAL
                                        -------------------------------------------------------------------------------------
                                         AMOUNT YIELD     AMOUNT YIELD     AMOUNT YIELD      AMOUNT YIELD      AMOUNT YIELD
                                        --------------   --------------   ---------------   ---------------   ---------------
                                                                    (IN THOUSANDS, EXCEPT YIELDS)
BOOK VALUE
U.S. TREASURY.........................  $10,820   5.63%  $    --     --%  $     --     --%  $     --     --%  $ 10,820   5.63%
U.S. AGENCY...........................       --     --       500   6.10     34,315   6.75        692   6.47     35,507   6.73
STATE AND MUNICIPAL...................      250   5.03     2,673   4.68      5,696   5.10     30,779   4.49     39,398   4.60
U.S. AGENCY MORTGAGE-BACKED
  SECURITIES..........................    1,682   5.53    26,912   7.15    259,269   6.58    131,806   6.94    419,669   6.73
OTHER SECURITIES(1)...................   34,782   7.12     3,053   7.06     12,958   7.34         --     --     50,793   7.17
                                        -------   ----   -------   ----   --------   ----   --------   ----   --------   ----
TOTAL INVESTMENT SECURITIES AVAILABLE
  FOR SALE............................  $47,534   6.71%  $33,138   6.92%  $312,238   6.60%  $163,277   6.47%  $556,187   6.60%
                                        =======   ====   =======   ====   ========   ====   ========   ====   ========   ====
MARKET VALUE
U.S. TREASURY.........................  $10,812          $    --          $     --          $     --          $ 10,812
U.S. AGENCY...........................       --              499            34,096               697            35,292
STATE AND MUNICIPAL...................      251            2,679             5,632            29,798            38,360
U.S. AGENCY MORTGAGE-BACKED
  SECURITIES..........................    1,672           27,257           256,217           130,919           416,065
OTHER SECURITIES(1)...................   34,782            3,029            11,892                --            49,703
                                        -------          -------          --------          --------          --------
TOTAL INVESTMENT SECURITIES AVAILABLE
  FOR SALE............................  $47,517          $33,464          $307,837          $161,414          $550,232
                                        =======          =======          ========          ========          ========

---------------
(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

5.  LOANS

     The loan portfolio of the Company consisted of the following:

                                                                  AT DECEMBER 31
                                                              ----------------------
                                                                2000         1999
                                                              --------    ----------
                                                                  (IN THOUSANDS)
Commercial..................................................  $116,615    $  152,042
Commercial loans secured by real estate.....................   193,912       406,927
Real estate-mortgage........................................   242,370       452,507
Consumer....................................................    35,749        70,983
                                                              --------    ----------
Loans.......................................................   588,646     1,082,459
Less: Unearned income.......................................     8,012         8,408
                                                              --------    ----------
Loans, net of unearned income...............................  $580,634    $1,074,051
                                                              ========    ==========

     Real estate construction loans comprised 3.0% and 4.5% of total loans net of unearned income at December 31, 2000 and 1999, respectively. The Company has no direct credit exposure to foreign countries. Most of the Company's loan activity is with customers located in the western Pennsylvania geographic area. As of December 31, 2000, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit

                                USBANCORP, INC.

risk. These loans totaled $2,671,000 and $4,779,000 at December 31, 2000 and 1999, respectively. An analysis of these related party loans follows:

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Balance January 1...........................................  $  4,779     $  2,285
New loans...................................................    13,507       16,178
Payments....................................................   (15,615)     (13,684)
                                                              --------     --------
Balance December 31.........................................  $  2,671     $  4,779
                                                              ========     ========

6.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses follows:

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Balance January 1...........................................  $10,350    $10,725    $12,113
Reduction due to spin-off of TRB............................   (5,028)        --         --
Provision for loan losses...................................    2,096      1,900        600
Recoveries on loans previously charged-off..................      680        728        530
Loans charged-off...........................................   (2,162)    (3,003)    (2,518)
                                                              -------    -------    -------
Balance December 31.........................................  $ 5,936    $10,350    $10,725
                                                              =======    =======    =======

7.  NON-PERFORMING ASSETS

     Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and
(iii) other real estate owned (real estate acquired through foreclosure and in-substance foreclosures).

     The following table presents information concerning non-performing assets:

                                                                 AT DECEMBER 31
                                                   -------------------------------------------
                                                    2000     1999      1998     1997     1996
                                                   ------   -------   ------   ------   ------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans................................  $5,803   $ 4,928   $5,206   $6,450   $6,365
Loans past due 90 days or more...................      --     1,305    1,579    1,601    2,043
Other real estate owned..........................     158     7,126    1,451      807      263
                                                   ------   -------   ------   ------   ------
Total non-performing assets......................  $5,961   $13,359   $8,236   $8,858   $8,671
                                                   ======   =======   ======   ======   ======
Total non-performing assets as a percent of loans
  and loans held for sale, net of unearned
  income, and other real estate owned............   1.01%     1.21%    0.77%    0.89%    0.92%
                                                   ======   =======   ======   ======   ======

     The Company is unaware of any additional potential problem loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

                                USBANCORP, INC.

     For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

     The Company had loans totalling $3,165,000 and $2,169,000 being specifically identified as impaired and a corresponding allocation reserve of $600,000 and $49,000 at December 31, 2000 and 1999, respectively. The average outstanding balance for loans being specifically identified as impaired was $2,580,000 for 2000 and $4,610,000 for 1999. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during 2000 or 1999.

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

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                     2000     1998    1998     1997     1996
                                                     -----    ----    -----    -----    ----
                                                                 (IN THOUSANDS)
Interest income due in accordance with original
  terms............................................  $ 464    $494    $ 367    $ 472    $560
Interest income recorded...........................   (139)    (20)    (134)    (132)    (75)
                                                     -----    ----    -----    -----    ----
Net reduction in interest income...................  $ 325    $474    $ 233    $ 340    $485
                                                     =====    ====    =====    =====    ====

8.  PREMISES AND EQUIPMENT

     An analysis of premises and equipment follows:

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Land........................................................  $ 1,714    $ 2,131
Premises....................................................   19,913     26,730
Furniture and equipment.....................................   15,531     22,052
Leasehold improvements......................................      650      2,709
                                                              -------    -------
Total at cost...............................................   37,808     53,622
Less: Accumulated depreciation..............................   24,278     34,685
                                                              -------    -------
Net book value..............................................  $13,530    $18,937
                                                              =======    =======

                                USBANCORP, INC.

9. FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

                                                                     AT DECEMBER 31, 2000
                                                           ----------------------------------------
                                                                         SECURITIES
                                                            FEDERAL      SOLD UNDER        OTHER
                                                             FUNDS       AGREEMENTS      SHORT-TERM
                                                           PURCHASED    TO REPURCHASE    BORROWINGS
                                                           ---------    -------------    ----------
                                                                 (IN THOUSANDS, EXCEPT RATES)
BALANCE..................................................   $ 7,765        $   331        $ 42,989
MAXIMUM INDEBTEDNESS AT ANY MONTH END....................    59,715          1,113         213,826
AVERAGE BALANCE DURING YEAR..............................    25,453            627          93,104
AVERAGE RATE PAID FOR THE YEAR...........................      6.10%          3.38%           5.57%
AVERAGE RATE ON YEAR END BALANCE.........................      6.56           3.00            5.10

                                                                     AT DECEMBER 31, 1999
                                                           ----------------------------------------
                                                                         SECURITIES
                                                            FEDERAL      SOLD UNDER        OTHER
                                                             FUNDS       AGREEMENTS      SHORT-TERM
                                                           PURCHASED    TO REPURCHASE    BORROWINGS
                                                           ---------    -------------    ----------
                                                                 (IN THOUSANDS, EXCEPT RATES)
Balance..................................................   $15,300        $ 1,069        $ 84,874
Maximum indebtedness at any month end....................    65,600         37,087         218,204
Average balance during year..............................    56,396         10,548         148,668
Average rate paid for the year...........................      5.13%          4.69%           4.99%
Average rate on year end balance.........................      4.75           3.00            3.07

                                                                     AT DECEMBER 31, 1998
                                                           ----------------------------------------
                                                                         SECURITIES
                                                            FEDERAL      SOLD UNDER        OTHER
                                                             FUNDS       AGREEMENTS      SHORT-TERM
                                                           PURCHASED    TO REPURCHASE    BORROWINGS
                                                           ---------    -------------    ----------
                                                                 (IN THOUSANDS, EXCEPT RATES)
Balance..................................................   $63,705        $37,700        $129,003
Maximum indebtedness at any month end....................    65,900         41,602         191,835
Average balance during year..............................    51,112         39,224          98,988
Average rate paid for the year...........................      5.51%          5.41%           4.84%
Average rate on year end balance.........................      5.58           5.16            3.44

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company's investment portfolio. Included in the above borrowings is a $7,784,000 outstanding balance on a $20 million mortgage warehouse line of credit at Standard Mortgage Corporation. This line of credit bears interest at a rate of 1.50% on the used portion for which a compensating balance is maintained and Libor plus 1.50% on the used portion for which no compensating balance is maintained. This line of credit, which expires May 31, 2001, is secured by Standard Mortgage Corporation's inventory, servicing rights, and commitments.

     Compensating balances held by the lender are used in determining the interest rates charged on the mortgage warehouse line of credit and a bank note (discussed in Note #11). These balances, which are derived from customer escrow balances, amounts of collections in transit on loans serviced and corporate cash

                                USBANCORP, INC.

balances, can further decrease the interest rate charged on the line of credit if the compensating balance is maintained at a level greater than the used portion of the line.

     These borrowing transactions range from overnight to one year in maturity. The average maturity was 92 days at the end of 2000, 89 days at the end of 1999 and 62 days at the end of 1998.

10.  DEPOSITS

     The following table sets forth the balance of the Company's deposits:

                                                                     AT DECEMBER 31
                                                          ------------------------------------
                                                            2000         1999          1998
                                                          --------    ----------    ----------
                                                                     (IN THOUSANDS)
Demand:
Non-interest bearing....................................  $ 89,057    $  160,253    $  166,701
Interest bearing........................................    46,440        88,661        92,060
Savings.................................................    90,886       162,653       167,167
Money market............................................   135,151       177,935       172,807
Certificates of deposit in denominations of $100,000 or
  more..................................................    21,010        90,921        39,443
Other time..............................................   276,520       550,518       538,113
                                                          --------    ----------    ----------
Total deposits..........................................  $659,064    $1,230,941    $1,176,291
                                                          ========    ==========    ==========

     Interest expense on deposits consisted of the following:

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Interest bearing demand.....................................  $   570    $   928    $   889
Savings.....................................................    1,775      2,799      2,617
Money market................................................    6,650      6,302      6,041
Certificates of deposit in denominations of $100,000 or
  more......................................................    2,223      2,596      2,323
Other time..................................................   18,051     28,525     29,021
                                                              -------    -------    -------
Total interest expense......................................  $29,269    $41,150    $40,891
                                                              =======    =======    =======

     The following table sets forth the balance of other time deposits maturing in the periods presented:

YEAR
----                                                          (IN THOUSANDS)
2001........................................................     $150,290
2002........................................................       69,932
2003........................................................       33,858
2004........................................................        6,400
2005 and after..............................................       16,040

                                USBANCORP, INC.

11. ADVANCES FROM FEDERAL HOME LOAN BANK, GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES AND LONG-TERM DEBT

     Advances from the Federal Home Loan Bank consist of the following:

                                                                AT DECEMBER 31, 2000
                                                              -------------------------
                                                                WEIGHTED
MATURING                                                      AVERAGE YIELD    BALANCE
--------                                                      -------------    --------
                                                                   (IN THOUSANDS)
Overnight...................................................      6.64%        $ 29,365
2001........................................................      6.39          171,250
2002........................................................      6.14           12,500
2003........................................................      6.14           53,750
2004........................................................        --               --
2005 and after..............................................      6.18          175,851
                                                                  ----         --------
Total advances..............................................      6.29          413,351
                                                                  ----         --------
Total FHLB Borrowings.......................................      6.31%        $442,716
                                                                  ====         ========

                                                                 AT DECEMBER 31, 1999
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

GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES:

     On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, USBANCORP Capital Trust I. The Trust Preferred Securities will mature on September 30, 2028, and are callable at par at the option of the Company after September 30, 2003. Proceeds of the issue were invested by USBANCORP Capital Trust I in Junior Subordinated Debentures issued by USBANCORP, Inc. Net proceeds from the $34.5 million offering were used for general corporate purposes, including the repayment of debt, the repurchase of USBANCORP common stock, and investments in and advances to the Company's subsidiaries. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $1.2 million as of December 31, 2000, and are being amortized on a straight line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol "UBANP."

     Upon the occurrence of certain events, specifically a tax event or a capital treatment event, the Company may redeem in whole, but not in part, the Guaranteed Junior Subordinated Deferrable Interest Debentures

                                USBANCORP, INC.

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

LONG-TERM DEBT:

     The Company's long-term debt consisted of the following:

                                                               AT DECEMBER 31
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Bank note...................................................  $1,644    $4,688
Collateralized mortgage obligation..........................      --     1,582
Other.......................................................      --       830
                                                              ------    ------
Total long-term debt........................................  $1,644    $7,100
                                                              ======    ======

     The bank note payable by Standard Mortgage Corporation is a $7.5 million non-revolving commercial loan commitment which is payable monthly in fixed principal installments of $156,250 through November 25, 2001. This note replaces all previous loans incurred by Standard Mortgage Corporation of Georgia.

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

     All debt will mature in 2001.

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2000 and 1999, were as follows:

     Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                                       2000                          1999
                                            --------------------------    --------------------------
                                            ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                            FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                            ----------    ------------    ----------    ------------
                                                                 (IN THOUSANDS)
Investment securities.....................   $550,232       $550,232      $1,187,335     $1,187,335
                                             ========       ========      ==========     ==========

                                USBANCORP, INC.

     Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities.

                                                         2000                          1999
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Deposits with stated maturities.............   $302,575       $297,531       $596,678       $641,439
Short-term borrowings.......................    292,461        292,461        846,744        646,744
All other borrowings........................    212,045        208,119        452,909        453,098
                                               ========       ========       ========       ========

     Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

                                                         2000                          1999
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Deposits with no stated maturities..........   $361,533       $361,533       $589,502       $589,502
                                               ========       ========       ========       ========

     The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, and assumed prepayment risk.

                                                       2000                          1999
                                            --------------------------    --------------------------
                                            ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                            FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                            ----------    ------------    ----------    ------------
                                                                 (IN THOUSANDS)
Net loans (including loans held for
  sale)...................................   $600,796       $590,271      $1,091,552     $1,095,804
                                             ========       ========      ==========     ==========

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

                                                         2000                          1999
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Purchased and originated mortgage servicing
  rights....................................    $9,969         $9,911        $14,190        $13,510
                                                ======         ======        =======        =======

     Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by SFAS #107, however, management believes the relationship value of these core deposits is significant. Based upon the Company's most recent acquisitions and other limited secondary market transactions involving similar deposits, management estimates the relationship value of these funding liabilities to range between $39 million to $72 million less than their estimated fair value shown at December 31, 2000. The estimated fair value of off-balance sheet financial instruments, used for hedging purposes, is estimated by financial modeling performed by an independent third party. These values represent the estimated amount the Company would receive or pay, to terminate the agreements,

                                USBANCORP, INC.

considering current interest rates, as well as the creditworthiness of the counterparties. At December 31, 2000, the notional value of the Company's off-balance sheet financial instruments (interest rate swaps and interest rate cap) totalled $220 million with an estimated fair value liability of approximately $(1,556,000). There is no material difference between the notional amount and the estimated fair value of the remaining off-balance sheet items which total $112.0 million at December 31, 2000, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

     Management believes that the disclosed fair values between financial institutions may not be comparable due to the wide range of assumptions, methodologies and other uncertainties in estimating fair values, given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

13.  INCOME TAXES

     The provision for federal income taxes is summarized below:

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2000       1999      1998
                                                              -------    ------    ------
                                                                    (IN THOUSANDS)
Current.....................................................  $  (535)   $5,403    $6,023
Deferred....................................................     (943)    1,519     1,632
                                                              -------    ------    ------
Income tax (benefit) provision..............................  $(1,478)   $6,922    $7,655
                                                              =======    ======    ======

     The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

                                                       YEAR ENDED DECEMBER 31
                                       -------------------------------------------------------
                                            2000                1999                1998
                                       ---------------    ----------------    ----------------
                                       AMOUNT     RATE    AMOUNT     RATE     AMOUNT     RATE
                                       -------    ----    -------    -----    -------    -----
                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
Tax expense based on federal
  statutory rate.....................  $    84    N/M     $ 9,570     35.0%   $10,079     35.0%
State income taxes...................       --     "           13      0.1         39      0.1
Tax exempt income....................   (1,717)    "       (3,359)   (12.3)    (3,069)   (10.7)
Goodwill and acquisition related
  costs..............................      469     "          469      1.7        469      1.6
Non-deductible spin-off charges......      455     "           --       --         --       --
Reversal of tax liability............     (600)    "           --       --         --       --
Reversal of valuation allowance......     (325)    "           --       --         --       --
Other................................      156     "          229      0.8        137      0.6
                                       -------    ---     -------    -----    -------    -----
Total (benefit) provision for income
  taxes..............................  $(1,478)   N/M     $ 6,922     25.3%   $ 7,655     26.6%
                                       =======    ===     =======    =====    =======    =====

---------------
N/M -- not meaningful.

     Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The following table presents the impact on the income tax provision of

                                USBANCORP, INC.

the principal timing differences and the tax effect of each (bracketed amounts represent future income tax return deductions):

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2000       1999      1998
                                                              -------    ------    ------
                                                                    (IN THOUSANDS)
Provision (benefit) for possible loan losses................  $  (178)   $  131    $  486
Net operating loss and wholesale exit charge................   (1,773)       --        --
Lease accounting............................................    1,380     1,356       769
Accretion (amortization) of discounts on securities, net....     (126)      506       299
Core deposit and mortgage servicing intangibles.............     (106)     (351)      106
Deferred loan fees..........................................       42        89        82
Other, net..................................................     (182)     (212)     (110)
                                                              -------    ------    ------
          Total.............................................  $  (943)   $1,519    $1,632
                                                              =======    ======    ======

     At December 31, 2000 and 1999, deferred taxes are included in the accompanying consolidated balance sheet. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred Assets:
  Provision for loan losses.................................  $  2,042    $  3,623
  Net operating loss and wholesale exit charge..............     1,773          --
  Unrealized investment security losses.....................     2,087      19,046
  Deferred loan fees........................................        82         320
  Other.....................................................       798         603
                                                              --------    --------
          Total assets......................................     6,782      23,592
Deferred Liabilities:
  Accumulated depreciation..................................      (595)       (534)
  Accretion of discount.....................................    (1,898)     (3,418)
  Lease accounting..........................................    (6,080)     (4,700)
  Core deposit and mortgage servicing intangibles...........    (1,791)     (1,897)
  Other.....................................................        (4)       (405)
                                                              --------    --------
          Total liabilities.................................   (10,368)    (10,954)
Valuation allowance.........................................        --        (325)
                                                              --------    --------
Net deferred (liability) asset..............................  $ (3,586)   $ 12,313
                                                              ========    ========

                                USBANCORP, INC.

     The change in the net deferred asset (liability) during 2000 and 1999 was attributed to the following:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
                                                                  (IN THOUSANDS)
Investment write-downs (ups) due to SFAS #115, charge to
  equity....................................................   $ (7,737)     $20,353
Transfer to TRB.............................................     (9,430)          --
Reversal of valuation allowances............................        325           --
Deferred benefit (provision) for income taxes...............        943       (1,519)
                                                               --------      -------
Net (decrease) increase.....................................   $(15,899)     $18,834
                                                               ========      =======

14.  PENSION AND PROFIT SHARING PLANS

     The Company has a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year and who have not yet reached age 60 at their employment date. The benefits of the plans are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. The Company's funding policy has been to contribute annually an amount within the statutory range of allowable minimum and maximum actuarially determined tax-deductible contributions. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments. Note that the 2000 data contains no information on the Three Rivers Bank Pension Plan due to the April 1, 2000, spin-off of Three Rivers Bank from the Company.

     Pension Benefits:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                2000          1999
                                                              ---------     ---------
                                                                  (IN THOUSANDS,
                                                                EXCEPT PERCENTAGES)
Change in benefit obligation:
Benefit obligation at beginning of year.....................   $ 7,641       $14,661
Service cost................................................       458         1,283
Interest cost...............................................       635         1,023
Additional liabilities due to transfer between U.S. Bank and
  TRB.......................................................       151            --
Deferred asset gain (loss)..................................     1,266        (1,376)
Benefits paid...............................................      (653)       (1,484)
Expenses paid...............................................       (67)          (73)
                                                               -------       -------
Benefit obligation at end of year...........................   $ 9,431       $14,034
                                                               =======       =======
Change in plan assets:
Fair value of plan assets at beginning of year..............   $ 8,548       $14,323
Additional assets due to transfer between U.S. Bank and
  TRB.......................................................       298            --
Actual return on plan assets................................      (370)          142
Employer contributions......................................       739         1,534
Benefits paid...............................................      (653)       (1,484)
Expenses paid...............................................       (67)          (73)
                                                               -------       -------
Fair value of plan assets at end of year....................   $ 8,495       $14,442
                                                               =======       =======

                                USBANCORP, INC.

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                2000          1999
                                                              ---------     ---------
                                                                  (IN THOUSANDS,
                                                                EXCEPT PERCENTAGES)
Funded status of the plan (underfunded) overfunded..........   $  (936)      $   408
Unrecognized transition obligation..........................      (360)         (219)
Unrecognized prior service cost.............................      (210)          113
Unrecognized actuarial loss (gain)..........................     1,672          (151)
                                                               -------       -------
Net prepaid benefit cost....................................   $   166       $   151
                                                               =======       =======
Components of net periodic benefit cost
Service cost................................................   $   458       $ 1,283
Interest cost...............................................       635         1,023
Expected return on plan assets..............................      (702)       (1,194)
Amortization of prior year service cost.....................       (17)          (14)
Amortization of transition (asset) obligation...............       (30)           27
Recognized net actuarial losses.............................        --             2
                                                               -------       -------
Net periodic benefit cost...................................   $   344       $ 1,127
                                                               =======       =======
Weighted-average assumptions
Discount rate...............................................      7.25%         7.50%
Expected return on plan assets..............................      8.00          8.00
Rate of compensation increase...............................      3.50          3.50

     In addition, U.S. Bank has a trusteed, deferred profit sharing plan with contributions made by U.S. Bank based upon income as defined by the plan. All employees of U.S. Bank and the Company who work over 1,000 hours per year participate in the plan beginning on January 1 following six months of service. Contributions to this profit sharing plan were $111,000 in 2000 and $1,122,000 in 1999. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of USBANCORP, Inc. common stock), mutual funds, and short-term cash equivalent instruments.

     Except for the above pension benefits, the Company has no significant additional exposure for any other post-retirement benefits.

15.  LEASE COMMITMENTS

     The Company's obligation for future minimum lease payments on operating leases at December 31, 2000, is as follows:

                                                              FUTURE MINIMUM
YEAR                                                          LEASE PAYMENTS
----                                                          --------------
                                                              (IN THOUSANDS)
2001........................................................      $1,397
2002........................................................       1,420
2003........................................................       1,060
2004........................................................         578
2005 and thereafter (in total)..............................       2,165

     In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.

     Rent expense included in total non-interest expense amounted to $577,000, $634,000 and $868,000, in 2000, 1999, and 1998, respectively.

                                USBANCORP, INC.

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The banking subsidiaries use the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had outstanding various commitments to extend credit approximating $111,966,000 and standby letters of credit of $12,938,000 as of December 31, 2000.

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

                                USBANCORP, INC.

for these plans been determined consistent with SFAS #123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have changed to the following pro forma amounts:

                                                                     YEAR ENDED DECEMBER 31
                                                              -------------------------------------
                                                                2000          1999          1998
                                                              ---------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported...............................................   $1,716       $20,421       $21,144
  Pro forma.................................................    1,657        20,381        20,468
Basic earnings per share:
  As reported...............................................     0.13          1.53          1.51
  Pro forma.................................................     0.12          1.53          1.46
Diluted earnings per share:
  As reported...............................................     0.13          1.52          1.48
  Pro forma.................................................     0.12          1.52          1.44
                                                               ======       =======       =======

     Because the SFAS #123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     A summary of the status of the Company's Stock Option Plan at December 31, 2000, 1999, and 1998, and changes during the years then ended is presented in the table and narrative following:

                                                       YEAR ENDED DECEMBER 31
                                    -------------------------------------------------------------
                                          2000                  1999                  1998
                                    -----------------    ------------------    ------------------
                                    WEIGHTED             WEIGHTED              WEIGHTED
                                    AVERAGE              AVERAGE               AVERAGE
                                    EXERCISE             EXERCISE              EXERCISE
                                     SHARES     PRICE     SHARES     PRICE      SHARES     PRICE
                                    --------    -----    --------    ------    --------    ------
Outstanding at beginning of
  year............................   369,331    $6.43    445,903     $11.09    559,038     $11.35
Granted...........................   389,687     4.86      9,100      17.22     15,600      26.30
Exercised.........................   (25,147)    4.91    (56,170)      7.85    (70,232)      8.35
Forfeited.........................  (202,493)    5.86    (29,502)     10.21         --      20.89
Outstanding at end of year........   531,378     5.54    369,331      10.71    445,903      11.09
Exercisable at end of year........   148,524     7.66    347,034      10.05    349,303      10.44
Weighted average fair value of
  options granted since 1-1-95....              $5.56                $ 7.03                $ 7.86
                                                =====                ======                ======

     A total of 148,524 of the 531,378 options outstanding at December 31, 2000, have exercise prices between $4.39 and $15.69, with a weighted average exercise price of $7.66 and a weighted average remaining contractual life of 5.0 years. All of these options are exercisable. The remaining 382,854 options have exercise prices between $4.02 and $15.69, with a weighted average exercise price of $5.08 and a weighted average remaining contractual life of 9.5 years. During 2000 nine option grants totalling 389,687 shares were issued, in 1999 two option grants totalling 9,100 shares were issued, compared to two option grant totalling 15,600 shares in 1998. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999, and 1998, respectively: risk-free interest rates ranging from 5.69% to 6.61% for 2000 options, 5.29% and 4.49% for 1999 options, and 5.53% and 5.43% for the 1998 options; expected dividend yields of 8.50% for 2000 options, 3.75% and 3.00% for 1999 options, and 2.50% for the 1998 options: expected lives of 7.0 years for all the 2000, 1999, and 1998 options; expected volatility ranging from 23.09% to 29.20% for 2000 options, 23.00% and 21.69% for 1999 options, and 18.81% and 18.85% for the 1998 options.

                                USBANCORP, INC.

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

     In the case of purchases from USBANCORP, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At December 31, 2000, the Company had 666,080 unissued reserved shares available under the Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Plan in the market for the relevant investment date.

19.  SHAREHOLDER RIGHTS PLAN

     Each share of the Company's Common Stock had attached to it one right (a "Right") issued pursuant to a Shareholder Protection Rights Agreement, dated November 10, 1989 (the "Rights Agreement"). Each Right entitled a holder to buy one-tenth of a share of the Company's Series B Preferred Stock at a price of $13.33, subject to adjustment (the "Exercise Price"). The Rights became exercisable if a person, group, or other entity acquired or announced a tender offer for 20% or more of the Company's Common Stock. They could also have been exercised if a person or group who had become a beneficial owner of at least 10% of the Company's Common Stock was declared by the Board of Directors to be an "adverse person" (as defined in the Rights Agreement). Under the Rights Agreement, any person, group, or entity would be deemed a beneficial owner of the Company's Common Stock if such person, group, or entity would be deemed to beneficially own the Company's Common Stock under the rules of the Securities and Exchange Commission which generally require that such person, group, or entity have, or have the right to acquire within sixty days, voting or dispositive power of the Company's Common Stock; provided, however, that the Rights Agreement excluded from the definition of beneficial owner, holders of revocable proxies, employee benefit plans of the Company or its subsidiaries and the Trust Company. After the Rights became exercisable, the Rights (other than rights held by a 20% beneficial owner or an "adverse person") would entitle the holders to purchase, under certain circumstances, either the Company's Common Stock or common stock of the potential acquirer having a value equal to twice the Exercise Price. The Company was generally entitled to redeem the Rights at $0.0033 per Right at any time until the twentieth business day following public announcement that a 20% position had been acquired or the Board of Directors had designated a holder of the Company's Common Stock an adverse person. The Rights Agreement expired on November 10, 1994. On February 24, 1995, the Company's Board of Directors adopted a Shareholder Rights Plan which is substantially similar to and replaces the previous Rights Agreement which expired on November 10, 1994. The only significant difference from the previous Rights Agreement is that under the new plan each right will initially entitle shareholders to buy one unit of newly authorized Series C Junior Participating Preferred Stock at an exercise price of $21.67. The rights attached to shares of USBANCORP Common Stock outstanding on March 15, 1995, and will expire in ten years.

20.  GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

     USBANCORP's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $11.0 million of goodwill and $9.0 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 Johnstown Savings Bank acquisition, and the 1999 acquisition of two First Western Branches.

                                USBANCORP, INC.

     The Company is amortizing core deposit intangibles over periods ranging from five to ten years while goodwill is being amortized over a 15 year life. The straight-line method of amortization is being used for both of these categories of intangibles. The amortization expense of these intangible assets reduced 2000 diluted earnings per share by $0.18. It is important to note that this intangible amortization expense is not a future cash outflow. The following table reflects the future amortization expense of the intangible assets:

YEAR                                                             EXPENSE
----                                                          --------------
                                                              (IN THOUSANDS)
2001........................................................      $2,731
2002........................................................       2,731
2003........................................................       2,731
2004........................................................       2,306
2005 and after..............................................       9,559
                                                                  ======

     A reconciliation of the Company's intangible asset balances for 2000 and 1999 is as follows:

                                                                AT DECEMBER 31
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Balance January 1...........................................  $25,655    $18,697
Reduction due to spin-off of TRB............................   (2,739)        --
Additions due to branch acquisitions........................       --     10,093
Amortization expense........................................   (2,858)    (3,135)
                                                              -------    -------
Balance December 31.........................................  $20,058    $25,655
                                                              =======    =======

     Goodwill and other intangible assets are reviewed for possible impairment if events or changed circumstances may affect the underlying basis of the asset. The Company uses an estimate of the undiscounted future earnings over the remaining life of the goodwill and other intangibles in measuring whether these assets are recoverable.

21.  OFF-BALANCE SHEET HEDGE INSTRUMENTS

     The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. A summary of the Company's off-balance sheet derivative transactions are as follows:

BORROWED FUNDS HEDGES:

     The Company had entered into several interest rate swaps to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and 90 days are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from three to five years. Under these swap agreements, the Company pays a fixed-rate of interest and receives a floating-rate which resets either monthly or quarterly. For the $40 million interest rate cap, the Company only receives

                                USBANCORP, INC.

payment from the counterparty if the federal funds rate goes above the 6.25% strike rate. The following table summarizes the interest rate swap and cap transactions which impacted the Company's 2000 performance:

                                                                       INCREASE
                                       FIXED   FLOATING               (DECREASE)
  NOTIONAL      START    TERMINATION   RATE      RATE     REPRICING   OF INTEREST
   AMOUNT        DATE       DATE       PAID    RECEIVED   FREQUENCY     EXPENSE
------------   --------  -----------   -----   --------   ---------   -----------
$120,000,000     5-1-99    4-30-00     5.00%     5.75%      Expired    $(318,468)
 100,000,000   10-25-99   10-25-00     6.17      6.22       Expired     (146,744)
  40,000,000    4-11-00    4-13-01     6.25      6.48       Monthly       50,590
  50,000,000   10-25-99   10-25-01     6.41      6.42     Quarterly       27,072
  50,000,000   10-25-99   10-25-01     6.42      6.42     Quarterly       (3,752)
  80,000,000    4-13-00    4-15-02     6.93      6.60     Quarterly      192,363
                                                                       ---------
                                                                       $(198,939)
                                                                       =========

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include Mellon Bank, PNC, and First Union) in the interest rate swap agreements is remote. The Company monitors and controls all off-balance sheet derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate floors outstanding at December 31, 2000, or December 31, 1999.

22.  SEGMENT RESULTS

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

                                USBANCORP, INC.

     The contribution of the major business segments to the consolidated results for the full years of 2000 and 1999 were as follows:

                                                               YEAR ENDED DECEMBER 31
                       -------------------------------------------------------------------------------------------------------
                                                 COMMERCIAL            MORTGAGE
                         RETAIL BANKING            LENDING              BANKING             TRUST          INVESTMENT/PARENT
                       -------------------   -------------------   -----------------   ---------------   ---------------------
                         2000       1999       2000       1999      2000      1999      2000     1999      2000        1999
                       --------   --------   --------   --------   -------   -------   ------   ------   --------   ----------
                                                            (IN THOUSANDS, EXCEPT RATIOS)
Net interest
  income.............  $ 25,206   $ 35,273   $  7,421   $ 12,725   $   937   $ 1,163   $  252   $  126   $  1,410   $   14,400
Non-interest
  income.............     5,153     10,686        820        784     4,095     5,865    5,313    5,271        218          633
Non-interest
  expense............    26,824     40,095      5,800      6,627     8,063     7,045    4,106    4,004      6,195        2,051
                       --------   --------   --------   --------   -------   -------   ------   ------   --------   ----------
Income (loss) before
  income taxes.......     3,535      5,864      2,441      6,882    (3,031)      (17)   1,459    1,393     (4,567)      12,982
Income taxes.........       715      1,504        215      1,809    (1,213)       13      308      344     (1,636)       3,186
                       --------   --------   --------   --------   -------   -------   ------   ------   --------   ----------
Net income (loss)....  $  2,820   $  4,360   $  2,226   $  5,073   $(1,818)  $   (30)  $1,151   $1,049   $ (2,931)  $    9,796
                       ========   ========   ========   ========   =======   =======   ======   ======   ========   ==========
Average common
  equity.............  $ 19,065   $ 46,511   $ 21,240   $ 26,943   $ 7,542   $ 8,320   $3,274   $3,650   $ 28,643   $   45,042
Risk-adjusted return
  on equity..........      14.8%       9.4%      10.5%      18.8%    (24.1)%    (0.4)%   35.2%    28.7%     (10.2)%       21.7%
Total assets.........  $409,786   $723,926   $263,828   $498,288   $25,524   $53,312   $1,795   $1,693   $550,232   $1,187,335
                       ========   ========   ========   ========   =======   =======   ======   ======   ========   ==========

                                YEAR ENDED DECEMBER 31
                       -----------------------------------------
                          OTHER FEE
                            BASED                 TOTAL
                       ---------------   -----------------------
                        2000     1999       2000         1999
                       ------   ------   ----------   ----------
                             (IN THOUSANDS, EXCEPT RATIOS)
Net interest
  income.............  $  137   $   97   $   35,363   $   63,784
Non-interest
  income.............   1,010    1,135       16,609       24,374
Non-interest
  expense............     746      993       51,734       60,815
                       ------   ------   ----------   ----------
Income (loss) before
  income taxes.......     401      239          238       27,343
Income taxes.........     133       66       (1,478)       6,922
                       ------   ------   ----------   ----------
Net income (loss)....  $  268   $  173   $    1,716   $   20,421
                       ======   ======   ==========   ==========
Average common
  equity.............  $1,660   $1,462   $   81,424   $  131,928
Risk-adjusted return
  on equity..........    16.1%    11.8%         2.1%        15.5%
Total assets.........  $3,096   $2,925   $1,254,261   $2,467,479
                       ======   ======   ==========   ==========

                                USBANCORP, INC.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2000, the Company met all capital adequacy requirements to which it was subject. As of December 31, 2000 and 1999, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's classification category.

                                                         AS OF DECEMBER 31, 2000
                                         --------------------------------------------------------
                                                                                   TO BE WELL
                                                              FOR CAPITAL       CAPITALIZED UNDER
                                                               ADEQUACY         PROMPT CORRECTIVE
                                              ACTUAL           PURPOSES         ACTION PROVISIONS
                                         ----------------   ---------------     -----------------
                                          AMOUNT    RATIO   AMOUNT    RATIO      AMOUNT    RATIO
                                         --------   -----   -------   -----     --------   ------
                                                      (IN THOUSANDS, EXCEPT RATIOS)
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
  CONSOLIDATED.........................  $101,726   15.97%  $50,958   8.00%     $63,698    10.00%
  U.S. BANK............................    88,128   14.31    49,278   8.00       61,597    10.00
TIER 1 CAPITAL (TO RISK WEIGHTED
  ASSETS) CONSOLIDATED.................    81,516   12.80    25,479   4.00       38,219     6.00
  U.S. BANK............................    82,293   13.36    24,639   4.00       36,958     6.00
TIER 1 CAPITAL (TO AVERAGE ASSETS)
  CONSOLIDATED.........................    81,516    6.66    48,932   4.00       61,165     5.00
  U.S. BANK............................    82,293    6.92    47,602   4.00       59,503     5.00
                                         ========   =====   =======   ====      =======    =====

                                USBANCORP, INC.

                                                          AS OF DECEMBER 31, 1999
                                          -------------------------------------------------------
                                                                                   TO BE WELL
                                                               FOR CAPITAL     CAPITALIZED UNDER
                                                                ADEQUACY       PROMPT CORRECTIVE
                                               ACTUAL           PURPOSES       ACTION PROVISIONS
                                          ----------------   ---------------   ------------------
                                           AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT     RATIO
                                          --------   -----   -------   -----   ---------   ------
                                                       (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (to Risk Weighted Assets)
  Consolidated..........................  $166,187   13.72%  $96,872   8.00%   $121,090    10.00%
  U.S. Bank.............................    89,868   14.11    50,966   8.00      63,707    10.00
  Three Rivers Bank.....................    73,836   12.97    45,540   8.00      56,925    10.00
Tier 1 Capital (to Risk Weighted Assets)
  Consolidated..........................   155,837   12.87    48,436   4.00      72,654     6.00
  U.S. Bank.............................    84,614   13.28    25,483   4.00      38,224     6.00
  Three Rivers Bank.....................    68,740   12.08    22,770   4.00      34,155     6.00
Tier 1 Capital (to Average Assets)
  Consolidated..........................   155,837    6.41    97,241   4.00     121,551     5.00
  U.S. Bank.............................    84,614    6.42    52,681   4.00      65,851     5.00
  Three Rivers Bank.....................    68,740    6.21    44,280   4.00      55,350     5.00
                                          ========   =====   =======   ====    ========    =====

24.  BRANCH ACQUISITION

     On February 12, 1999, the Company and First Western Bancorp, Inc. (First Western), completed an agreement for the Company to purchase three branch offices in western Pennsylvania from First Western in exchange for cash and one branch from the Company. The Company's U.S. Bank subsidiary acquired the Ebensburg and Barnesboro offices of First Western which are located in Cambria County. Three Rivers Bank acquired the Kiski Valley office of First Western located in Westmoreland County in exchange for Three Rivers Bank's Moon Township office which was located in Allegheny County. On a net basis, the Company acquired $91 million in deposits, $10 million in consumer loans and the related fixed assets, leases, safe deposit box business and other agreements at the branch offices. The Company paid a core deposit premium of approximately $10 million for the acquired deposits and purchased the consumer loans and fixed assets.

25.  TAX-FREE SPIN-OFF OF THREE RIVERS BANK

     On April 1, 2000, the Company executed its Board approved tax-free spin-off of its Three Rivers Bank subsidiary. Shareholders received one share of the new Three Rivers Bancorp (NASDAQ: TRBC) common stock for every two shares of USBANCORP common stock that they owned. The distribution of the Three Rivers Bancorp shares did not change the number of USBANCORP common shares outstanding. Standard Mortgage Corporation (SMC), a mortgage banking company, previously a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to the Company prior to consummation of the Three Rivers Bank spin-off.

     The accompanying USBANCORP Pro Forma Condensed Consolidated Financial Statement should be read in conjunction with the historical consolidated financial statements and notes thereto. The USBANCORP pro forma condensed consolidated income statement assumes that the dividend to shareholders occurred on January 1, 1999. The pro forma condensed consolidated financial information is presented for informational purposes only and does not purport to reflect the results of operations of USBANCORP or Three Rivers Bancorp or the results of operations that would have occurred had USBANCORP or Three Rivers Bancorp been operated as a separate, independent company. No pro forma balance sheet as of December 31, 2000, is presented since the spin-off transaction is reflected in the Company's accompanying

                                USBANCORP, INC.

Consolidated Balance Sheet. The pro forma adjustments to the accompanying historical consolidated statements of income are set forth below.

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           THREE RIVERS
                                             USBANCORP       BANCORP                       USBANCORP
                                             HISTORICAL     HISTORICAL                     PRO FORMA
                                            PERIOD ENDED   PERIOD ENDED                   PERIOD ENDED
                                            DECEMBER 31,   DECEMBER 31,                   DECEMBER 31,
                                                2000           2000       ADJUSTMENT          2000
                                            ------------   ------------   ----------      ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income.....................    $107,298       $18,100        $   --          $89,198
Total interest expense....................      69,839        11,011            --           58,828
                                              --------       -------        ------          -------
Net interest income.......................      37,459         7,089            --           30,370
Provision for loan losses.................       2,096           150            --            1,946
                                              --------       -------        ------          -------
Net interest income after provision for
  loan losses.............................      35,363         6,939            --           28,424
Total non-interest income.................      16,609           623            --           15,986
Total non-interest expense................      51,734         6,589           117(A)        45,262
                                              --------       -------        ------          -------
Income before income taxes................         238           973          (117)            (852)
Provision for income taxes................      (1,478)         (477)          (35)(B)       (1,036)
                                              --------       -------        ------          -------
Net income................................    $  1,716       $ 1,450        $  (82)         $   184
                                              ========       =======        ======          =======
Diluted earnings per share................    $   0.13            --        $(0.11)         $  0.02
Average diluted shares outstanding........      13,374            --            --           13,374

     Notes to unaudited pro forma condensed consolidated financial statements:

          (A) To record the additional incremental expenses USBANCORP incurred that were previously allocated to and paid by Three Rivers Bank.

          (B) To record the income tax impact of the above expenses at the statutory tax rate.

                                USBANCORP, INC.

26.  PARENT COMPANY FINANCIAL INFORMATION

     The Parent Company functions primarily as a coordinating and servicing unit for all subsidiary entities. Provided services include general management, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, insurance risk management, general corporate services, and financial and strategic planning. The following financial information relates only to the Parent Company operations:

BALANCE SHEET

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $    651    $    286
Equity investment in banking subsidiaries...................    98,249     145,110
Equity investment in non-banking subsidiaries...............    11,492       2,785
Guaranteed junior subordinated deferrable interest debenture
  issuance costs............................................     1,237       1,283
Other assets................................................     1,716       1,481
                                                              --------    --------
TOTAL ASSETS................................................  $113,345    $150,945
                                                              ========    ========

LIABILITIES
Short-term borrowings.......................................  $     --    $  3,500
Guaranteed junior subordinated deferrable interest
  debentures................................................    34,500      34,500
Other liabilities...........................................       438         141
                                                              --------    --------
TOTAL LIABILITIES...........................................    34,938      38,141
                                                              --------    --------

STOCKHOLDERS' EQUITY
Total stockholders' equity..................................    78,407     112,804
                                                              --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $113,345    $150,945
                                                              ========    ========

STATEMENT OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------    --------    --------
                                                                      (IN THOUSANDS)
INCOME
Inter-entity management and other fees......................  $ 3,223    $  4,035    $  3,961
Dividends from subsidiaries.................................   12,897      17,061      16,819
Interest and dividend income................................       58          20          68
                                                              -------    --------    --------
TOTAL INCOME................................................   16,178      21,116      20,848
                                                              -------    --------    --------
EXPENSE
Interest expense............................................    3,101       3,304       2,348
Salaries and employee benefits..............................    2,355       2,968       2,796
Other expense...............................................    3,617       1,397       1,462
                                                              -------    --------    --------
TOTAL EXPENSE...............................................  $ 9,073    $  7,669    $  6,606
                                                              -------    --------    --------

                                                                     (CONTINUED ON NEXT PAGE)

                                USBANCORP, INC.

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------    --------    --------
                                                                      (IN THOUSANDS)
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARIES....................................  $ 7,105    $ 13,447    $ 14,242
Benefit for income taxes....................................    1,615       1,299         979
Equity in undistributed (losses) income of subsidiaries.....   (7,004)      5,713       5,967
                                                              -------    --------    --------
NET INCOME..................................................  $ 1,716    $ 20,459    $ 21,188
                                                              =======    ========    ========

STATEMENT OF CASH FLOWS OPERATING ACTIVITIES
Net income..................................................  $ 1,716    $ 20,459    $ 21,188
Adjustment to reconcile net income to net cash provided by
  operating activities:
Equity in undistributed losses (income) of subsidiaries.....    7,004      (5,713)     (5,967)
                                                              -------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    8,720      14,746      15,221
                                                              -------    --------    --------

INVESTING AND FINANCING ACTIVITIES
Common stock cash dividends paid............................   (5,616)    (11,586)    (10,638)
Proceeds from issuance of common stock......................      883         292         534
Guaranteed junior subordinated deferrable interest
  debentures, net of expenses...............................       --          --      33,172
Guaranteed junior subordinated deferrable interest
  debentures dividends paid.................................   (2,916)     (2,916)     (1,944)
Purchases of treasury stock.................................      (99)     (4,204)    (30,346)
Net decrease in borrowings..................................   (3,500)     (1,300)     (2,800)
Investment in subsidiaries..................................      (75)        (50)     (7,000)
Other -- net................................................    2,968       5,009       3,514
                                                              -------    --------    --------
NET CASH USED BY INVESTING AND FINANCING ACTIVITIES.........   (8,355)    (14,755)    (15,508)
                                                              -------    --------    --------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS.................      365          (9)       (287)
CASH EQUIVALENTS AT JANUARY 1...............................      286         295         582
                                                              -------    --------    --------
CASH EQUIVALENTS AT DECEMBER 31.............................  $   651    $    286    $    295
                                                              =======    ========    ========

     The ability of subsidiary banks to upstream cash to the Parent Company is restricted by regulations. Federal law prevents the Parent Company from borrowing from its subsidiary banks unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary banks' capital and surplus. In addition, the subsidiary banks are subject to legal limitations on the amount of dividends that can be paid to their shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the Parent Company by the subsidiaries as an inter-entity management fee. At December 31, 2000, the subsidiary bank was permitted to upstream an additional $2,173,000 in cash dividends to the Parent Company. The subsidiary bank also had a combined $97,310,000 of restricted surplus and retained earnings at December 31, 2000.

     The Parent Company renewed a $3 million unsecured line of credit on May 30, 2000. This line of credit is subject to annual review on May 29, 2001. Future drawdowns on this line would be either at an "As Offered Rate" or at a "Euro-Rate" Option, a rate equal to the LIBOR plus two hundred (200) basis points (2%) per annum. The agreement for this line of credit requires the Company to maintain compliance with certain financial covenants. The Company had no borrowings outstanding on this line of credit at December 31, 2000,

                                USBANCORP, INC.

and will not draw on the line until the coverage ratio of loan loss reserve to non-performing assets is in compliance with the minimum financial covenant of 125% contained in the loan agreement. The Company's coverage ratio at year end 2000 was 100%.

     To facilitate an orderly spin-off transition, the Company and TRB entered into a Services Agreement whereby USBANCORP has provided certain services such as audit, loan review and asset/liability management on an outsourced basis to TRB. The Company received $985,000 in the year 2000 for these services.

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

January 22, 2001

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


/s/ Orlando B. Hanselman                       /s/ Jeffery A. Stopko

Orlando B. Hanselman                           Jeffrey A. Stopko
Chairman,                                      Senior Vice President &
President & CEO                                Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP

To the Stockholders and Board of Directors of USBANCORP, Inc.:

     We have audited the accompanying consolidated balance sheets of USBANCORP, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USBANCORP, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania
January 22, 2001

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:

     The consolidated financial statements listed below are from the 2000 Form 10-K and Part II -- Item 8. Page references are to said Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

USBANCORP, Inc. and Subsidiaries
  Consolidated Balance Sheet, 34
  Consolidated Statement of Income, 35
  Consolidated Statement of Comprehensive Income, 36
  Consolidated Statement of Changes in Stockholders' Equity, 37
  Consolidated Statement of Cash Flows, 38-39
  Notes to Consolidated Financial Statements, 40
  Statement of Management Responsibility, 71
  Report of Independent Public Accountants, 72

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

REPORTS ON FORM 8-K:

     The Company filed a Form 8-K on November 21, 2000, announcing that its Chairman, Chief Executive Officer and President, Orlando B. Hanselman, is voluntarily freezing his base salary for four years through January 1, 2005.

EXHIBITS:

     The exhibits listed below are filed herewith or to other filings.

EXHIBIT                                                               PRIOR FILING OR EXHIBIT
NUMBER                        DESCRIPTION                               PAGE NUMBER HEREIN
-------                       -----------                             -----------------------
  3.1     Articles of Incorporation, as amended on February       Exhibit III, Part II to Form
          24, 1995 and further amended on June 10, 1998.          S-14
                                                                  File No. 2-79639
                                                                  Exhibit 4.2 to Form S-2
                                                                  File No. 33-685
                                                                  Exhibit 4.3 to Form S-2
                                                                  File No. 33-685
                                                                  Exhibit 4.1 to Form S-3
                                                                  File No. 33-56604
                                                                  Exhibit 3.1 to 2000 Form 10-K
                                                                  Filed on March 21, 2001
  3.2     Bylaws, as amended and restated on February 24, 1995    Exhibit IV, Part II to Form
          and further amended on November 17, 2000.               S-14
                                                                  File No. 2-79639
                                                                  Exhibit 3.2 to 2000 Form 10-K
                                                                  Filed on March 21, 2001
  4.1     Rights Agreement, dated as of February 24, 1995,        Exhibit 4.1 to 2000 Form 10-K
          between USBANCORP, Inc. and USBANCORP Trust Company,    Dated March 21, 2001
          as Rights Agent.
 10.1     Corporate Separation Agreement between USBANCORP,       Exhibit 2.1 to Form 8-K
          Inc. and Three Rivers Bancorp.                          Filed on April 14, 2000
 10.2     Tax Separation Agreement between USBANCORP, Inc. and    Exhibit 2.2 to Form 8-K
          Three Rivers Bancorp.                                   Filed on April 14, 2000
 10.3     Services Agreement between USBANCORP, Inc. and Three    Exhibit 10.1 to Form 10-Q
          Rivers Bancorp.                                         Filed on November 13, 2000
 10.4     Agreement, dated October 25, 1994, between              Exhibit 10.4 to 2000 Form 10-K
          USBANCORP, Inc. and Orlando B. Hanselman.               Filed March 21, 2001
 10.5     1991 Stock Option Plan, dated August 23, 1991, as       Exhibit 10.5 to 2000 Form 10-K
          amended and restated on February 24, 1995.              Filed March 21, 2001
 10.6     Agreement, dated December 1, 1994, between              Exhibit 10.6 to 2000 Form 10-K
          USBANCORP, Inc. and Ronald W. Virag.                    Filed March 21, 2001
 10.7     Agreement, dated July 15, 1994, between USBANCORP,      Exhibit 10.7 to 2000 Form 10-K
          Inc. and Kevin J. O'Neil.                               Filed March 21, 2001
 22       Subsidiaries of the Registrant.                         Below
 24.1     Consent of Arthur Andersen LLP

                                   EXHIBIT A

(22) SUBSIDIARIES OF THE REGISTRANT

                                                     PERCENT OF             JURISDICTION
NAME                                                  OWNERSHIP           OF ORGANIZATION
----                                                 ----------           ---------------
U.S. Bank..........................................      100%       Commonwealth of Pennsylvania
  Main and Franklin Streets
  P.O. Box 520
  Johnstown, PA 15907
United Bancorp Life Insurance Company..............      100%       State of Arizona
  101 N. First Avenue #2460
  Phoenix, AZ 85003
USBANCORP Trust and Financial Services Company.....      100%       Commonwealth of Pennsylvania
  Main and Franklin Streets
  P.O. Box 520
  Johnstown, PA 15907
UBAN Associates, Inc. .............................      100%       Commonwealth of Pennsylvania
  120 Regent Court, Suite 102
  State College, PA 16801
Standard Mortgage Corporation......................      100%       State of Georgia
  5775 Peachtree-Dunwoody Road
  Atlanta, GA 30342

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         USBANCORP, Inc.
                                         (Registrant)

                                         By: /s/  ORLANDO B. HANSELMAN
                                           -------------------------------------
                                                   Orlando B. Hanselman
                                                    Chairman, President
                                                and Chief Executive Officer

Date: February 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2001:

            /s/ ORLANDO B. HANSELMAN              Chairman, President and Chief Executive Officer; Director
------------------------------------------------
              Orlando B. Hanselman

             /s/ JEFFREY A. STOPKO                Senior Vice President and Chief Financial Officer
------------------------------------------------
               Jeffrey A. Stopko

           /s/ J. MICHAEL ADAMS, JR.              Director
------------------------------------------------
             J. Michael Adams, Jr.

           /s/ EDWARD J. CERNIC, SR.              Director
------------------------------------------------
             Edward J. Cernic, Sr.

              /s/ DANIEL R. DEVOS                 Director
------------------------------------------------
                Daniel R. DeVos

               /s/ JAMES C. DEWAR                 Director
------------------------------------------------
                 James C. Dewar

          /s/ BRUCE E. DUKE, III, M.D.            Director
------------------------------------------------
            Bruce E. Duke, III, M.D.

           /s/ JAMES M. EDWARDS, SR.              Director
------------------------------------------------
             James M. Edwards, Sr.

               /s/ KIM W. KUNKLE                  Director
------------------------------------------------
                 Kim W. Kunkle

            /s/ MARGARET A. O'MALLEY              Director
------------------------------------------------
              Margaret A. O'Malley

          /s/ REV. CHRISTIAN R. ORAVEC            Director
------------------------------------------------
            Rev. Christian R. Oravec

            /s/ MARK E. PASQUERILLA               Director
------------------------------------------------
              Mark E. Pasquerilla

                                                  Director
------------------------------------------------
             Howard M. Picking, III

              /s/ SARA A. SARGENT                 Director
------------------------------------------------
                Sara A. Sargent

              /s/ THOMAS C. SLATER                Director
------------------------------------------------
                Thomas C. Slater

               /s/ ROBERT L. WISE                 Director
------------------------------------------------
                 Robert L. Wise

                                 U.S. BANK

                              OFFICE LOCATIONS

 * Main Office Downtown
   216 Franklin Street
   P.O. Box 520
   Johnstown, PA 15907-0520
   1-800-837-BANK(2265)

+* Westmont Office
   110 Plaza Drive
   Johnstown, PA 15905-1286

+* University Heights Office
   1404 Eisenhower Boulevard
   Johnstown, PA 15904-3280

 * East Hills Office
   1219 Scalp Avenue
   Johnstown, PA 15904-3182

 * Eighth Ward Office
   1059 Franklin Street
   Johnstown, PA 15905-4303

 * West End Office
   163 Fairfield Avenue
   Johnstown, PA 15906-2392

 * Carrolltown Office
   101 Main Street
   Carrolltown, PA 15722-0507

 * Northern Cambria Office
   4206 Crawford Avenue Suite 1
   Northern Cambria, PA
   15714-1342

 * Ebensburg Office
   104 S. Center Street
   Ebensburg, PA 15931-0209

+* Lovell Park Office
   179 Lovell Avenue
   Ebensburg, PA 15931-0418

   Nanty Glo Office
   928 Roberts Street
   Nanty Glo, PA 15943-1303
   (814) 749-9227

   Nanty Glo Drive-In
   1383 Shoemaker Street
   Nanty Glo, PA 15943-1255

+* Galleria Mall Office
   500 Galleria Drive Suite 100
   Johnstown, PA 15904-8911

 * St. Michael Office
   900 Locust Street
   St. Michael, PA 15951-9998

 * Coalport Office
   Main Street, P.O. Box 356
   Coalport, PA 16627-0356

 * Seward Office
   #1, Roadway Plaza
   Seward, PA 15954-9501

 * Windber Office
   1501 Somerset Avenue
   Windber, PA 15963-1745
   (814) 467-4591

   Central City Office
   104 Sunshine Avenue
   Central City, PA 15926-1129

+* Somerset Office
   108 W. Main Street
   Somerset, PA 15501-2035

 * Derry Office
   112 South Chestnut Street
   Derry, PA 15627-1938

 + State College Office
   722 South Atherton Street
   State College, PA 16801-4628

 * State College Loan Production Office
   120 Regent Court, Suite 102
   State College, PA 16801-7966

 * US Bank Leasing
   Williamsburg Place Office Building
   244 Center Road, Suite 304-20
   Monroeville, PA 15146-1710

 * Greensburg Branch
   Oakley Park II, Route 30 East
   Greensburg, PA 15601-9560

* = 24-Hour ATM Banking Available
+ = Seven Day a Week Banking Available

                                   REMOTE ATM

                               BANKING LOCATIONS

Main Office, Main & Franklin
  Streets, Johnstown
Lee Hospital, Main Street,
  Johnstown
The Galleria, Johnstown
Johnstown Cambria County
  Airport
Robyn's Shoppe, Nanty Glo
Gogas Service Station, Cairnbrook

                               U.S. BANK MORTGAGE

                               COMPANY LOCATIONS

Greensburg Office
Oakley Park II, Route 30 East
Greensburg, PA 15601-9560

Mt. Nittany Mortgage Company
2300 South Atherton Street
State College, PA 16801-7613

Altoona Office
87 Logan Boulevard
Altoona, PA 16602-3123

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

Herzog, Heine, Geduld, Inc.
525 Washington Boulevard
Jersey City, NJ 07310
Telephone: (212) 908-4156

Legg Mason Wood Walker, Inc.
969 Eisenhower Boulevard
Oak Ridge East
Johnstown, PA 15904
Telephone: (814) 266-7900

F. J. Morrissey & Co., Inc.
1700 Market Street
Suite 1420
Philadelphia, PA 19103-3913
Telephone: (215) 563-8500

Keefe Bruyette & Woods, Inc.
Two World Trade Center
89th Floor
New York, NY 10048
Telephone: (800) 342-5529

CIBC World Markets
Oppenheimer Tower
One World Financial Center
New York, NY 10281
Telephone: (212) 667-7000

Parker/Hunter, Inc.
416 Main Street
Johnstown, PA 15901
Telephone: (814) 535-8403

Sandler O'Neill & Partners, L.P.
2 World Trade Center
104th Floor
New York, NY 10048
Telephone: (800) 635-6860

Weeden & Co. L.P.
145 Mason Street
Greenwich, CT 06830
Telephone: (203) 861-7600

                               CORPORATE OFFICES

     The corporate offices of USBANCORP, Inc. are located at 216 Franklin Street, Johnstown, PA 15901. Mailing address:

P.O. Box 430
Johnstown, PA 15907-0430
(814) 533-5300

                                     AGENTS

     The transfer agent and registrar for USBANCORP, Inc.'s common stock is:

Fleet National Bank
c/o EquiServe
150 Royall Street
Canton, MA 02021
Investor Relations Number: 1-800-730-4001
Internet Address: http://www.EquiServe.com

                                SHAREHOLDER DATA

     As of January 31, 2001, there were 5,110 shareholders of common stock and 13,491,262 shares outstanding. Of the total shares outstanding, approximately 657,472 or 5% are held by insiders (directors and executive officers) while approximately 3,969,918 or 29% are held by institutional investors (mutual funds, employee benefit plans, etc.).

                             DIVIDEND REINVESTMENT

     Shareholders seeking information about USBANCORP, Inc.'s dividend reinvestment plan should contact Betty L. Jakell, Executive Office, at (814) 533-5158

                                  INFORMATION

     Analysts, investors, shareholders, and others seeking financial data about USBANCORP, Inc. or any of its subsidiaries annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports -- are asked to contact Jeffrey A. Stopko, Senior Vice President & Chief Financial Officer at (814) 533-5310 or by e-mail at JStopko@USBANCORPPA.com.