Form 10-Q
period 2001-03-31
USBANCORP INC /PA/
filed 2001-05-14
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended March 31, 2001

Transaction Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the transaction period from to __

Commission File Number 0-11204

AmeriServ Financial, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania 25-1424278

(State or other jurisdiction of incorporation (I.R.S. Employer Identification No.)

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

Class Outstanding at May 1, 2001

Common Stock, par value $2.50 13,541,572

per share

AmeriServ Financial, Inc.

INDEX

Page No.

PART I. FINANCIAL INFORMATION:

Consolidated Balance Sheet -

March 31, 2001, December 31, 2000,

and March 31, 2000 4

Consolidated Statement of Income -

Three Months Ended March 31, 2001,

and 2000 5

Consolidated Statement of Changes

in Stockholders' Equity -

Three Months Ended

March 31, 2001, and 2000 7

Consolidated Statement of Cash Flows -

Three Months Ended

March 31, 2001, and 2000 8

Notes to Consolidated Financial

Statements 9

Management's Discussion and Analysis

of Consolidated Financial Condition

and Results of Operations 26

Part II. Other Information 40

AmeriServ Financial, Inc. Service Area

MN
WI
MI
NY
PA
NJ
DE
MD
DC
CA
IL
IN
OH
WV
VA
KY
AZ
AR
SC
GA
MS
AL
TX
FL

AMERISERV FINANCIAL
A full financial services presence in six Southwestern Pennsylvania counties

STANDARD MORTGAGE CORPORATION
Residential Mortgage servicer
Georgia

AMERISERV FINANCIAL LEASING
Commercial leasing services
AL, AR, CA, DE, FL, IL, IN, KY, MD, MI, MN, MS, NJ, NY, OH, PA, SC, TX, VA, WV, WI, and Washington D.C.

AMERISERV ASSOCIATES, INC.
Investment consultant for the financial industry
OH, FL and PA

ERECT and BUILD FUND Operations
Trust management of union controlled pension fund assets
IN, MI, OH, PA and WV

AMERISERV LIFE INSURANCE COMPANY OF ARIZONA
Life, accident and health insurance for personal loans
AZ and PA

Pennsylvania Counties Served by AmeriServ Financial, Inc. Affiliates

Key

- ■ AmeriServ Financial Offices
- ★ AmeriServ Financial Loan Store
- ● AmeriServ Associates, Inc.
- ▲ Red Eagle Associates
- ◆ Mt. Nittany Mortgage
- ▮ AmeriServ Mortgage Company
- ✪ AmeriServ Trust and Financial Services Company

CLEARFIELD
CENTRE
State College
Greensburg
CAMBRIA
Altoona
BLAIR
WESTMORELAND
Johnstown
four offices
SOMERSET

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEET

(In thousands)

	March 31	December 31	March 31
	_ 2001_	2000	2000
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$ 21,516	$ 35,109	$ 42,657
Interest bearing deposits with banks	733	763	230
Investment securities:
Available for sale	624,226	550,232	1,066,183
Loans held for sale	2,934	9,637	17,704
Loans	579,635	588,646	1,089,583
Less: Unearned income	7,022	8,012	7,577
Allowance for loan losses	6,023	5,936	10,446
Net loans	566,590	574,698	1,071,560
Premises and equipment	13,200	13,530	18,802
Accrued income receivable	8,667	8,593	16,149
Mortgage servicing rights	9,117	9,911	13,118
Goodwill and core deposit intangibles	19,375	20,058	24,863
Bank owned life insurance	26,355	26,042	37,726
Other assets	5,098	5,688	28,470
TOTAL ASSETS	$ 1,297,811	$ 1,254,261	$ 2,337,462

LIABILITIES
Non-interest bearing deposits	$ 80,482	$ 89,057	$ 165,463
Interest bearing deposits	577,462	570,007	1,071,775
Total deposits	657,944	659,064	1,237,238
Federal funds purchased and securities sold under
agreements to repurchase	229	8,096	58,605
Other short-term borrowings	61,003	42,989	213,826
Advances from Federal Home Loan Bank	442,134	413,351	653,245
Guaranteed junior subordinated deferrable interest debentures	34,500	34,500	34,500
Long-term debt	1,176	1,644	6,400
Total borrowed funds	539,042	500,580	966,576

Other liabilities	20,614	16,210	20,482
TOTAL LIABILITIES	1,217,600	1,175,854	2,224,296

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 17,593,612 shares issued and 13,502,693 outstanding on March 31, 2001; 17,542,724 shares issued and 13,451,805 outstanding on December 31, 2000; 17,419,660 shares issued and 13,328,741 outstanding on March 31, 2000	43,984	43,857	43,549
Treasury stock at cost, 4,090,919 shares on March 31, 2001; 4,090,919 shares on December 31, 2000; and 4,090,919 shares on March 31, 2000	(65,824)	(65,824)	(65,824)
Surplus	66,105	66,016	65,838
Retained earnings	37,719	38,238	104,905
Accumulated other comprehensive income (loss)	(1,773)	(3,880)	(35,302)
TOTAL STOCKHOLDERS' EQUITY	80,211	78,407	113,166
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,297,811	$ 1,254,261	$ 2,337,462

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

Unaudited

	Three Months Ended	Three Months Ended
	March 31	March 31
	2001	2000
INTEREST INCOME
Interest and fees on loans and loans held for sale:
Taxable	$ 11,288	$ 21,677
Tax exempt	411	656
Deposits with banks	113	33
Federal funds sold	7	-
Investment securities:
Available for sale	9,355	19,106
Total Interest Income	21,174	41,472

INTEREST EXPENSE
Deposits	5,970	10,838
Federal funds purchased and securities sold under agreements to repurchase	51	840
Other short-term borrowings	548	1,790
Advances from Federal Home Loan Bank	6,740	11,823
Guaranteed junior subordinated deferrable interest debentures	740	740
Long-term debt	10	82
Total Interest Expense	14,059	26,113

NET INTEREST INCOME	7,115	15,359
Provision for loan losses	315	249

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,800	15,110

NON-INTEREST INCOME
Trust fees	1,247	1,324
Net realized gains (losses) on investment securities	381	(889)
Net realized gains on loans held for sale	176	308
Wholesale cash processing fees	-	120
Service charges on deposit accounts	465	870
Net mortgage servicing fees	121	190
Bank owned life insurance	313	437
Other income	1,627	1,541
Total Non-Interest Income	4,330	3,901

NON-INTEREST EXPENSE
Salaries and employee benefits	4,847	8,184
Net occupancy expense	751	1,288
Equipment expense	812	1,154
Professional fees	683	865
Supplies, postage, and freight	398	663
Miscellaneous taxes and insurance	336	516
FDIC deposit insurance expense	31	62
Amortization of goodwill and core deposit intangibles	683	792
Impairment charge (credit) for mortgage servicing rights	367	(55)
Spin-off costs	-	593
Other expense	1,352	2,935
Total Non-Interest Expense	$ 10,260	$ 16,997

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

Unaudited
	Three Months Ended	Three Months Ended
	March 31	March 31
	2001	2000

INCOME BEFORE INCOME TAXES	$ 870	$ 2,014
Provision (benefit) for income taxes	174	(597)

NET INCOME	$ 696	$ 2,611

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.05	$ 0.20
Average shares outstanding	13,495,422	13,318,966
Diluted:
Net income	$ 0.05	$ 0.20
Average shares outstanding	13,497,986	13,330,006
Cash dividends declared	$ 0.09	$ 0.15

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

Unaudited

	March 31, 2001	March 31, 2000

PREFERRED STOCK

Balance at beginning of period	$ -	$ -
Balance at end of period	-	-

COMMON STOCK

Balance at beginning of period	43,857	43,476
New shares issued	127	73
Balance at end of period	43,984	43,549

TREASURY STOCK

Balance at beginning of period	(65,824)	(65,725)
Treasury stock, at cost	-	(99)
Balance at end of period	(65,824)	(65,824)

CAPITAL SURPLUS

Balance at beginning of period	66,016	65,686
New shares issued	89	152
Balance at end of period	66,105	65,838

RETAINED EARNINGS

Balance at beginning of period	38,238	104,294
Net income	696	2,611
Cash dividends declared	(1,215)	(2,000)
Balance at end of period	37,719	104,905

ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

Balance at beginning of period	(3,880)	(35,174)
Other comprehensive income(loss), net of tax	2,107	(128)
Balance at end of period	(1,773)	(35,302)

TOTAL STOCKHOLDERS' EQUITY	$ 80,211	$ 113,166

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited
	Three Months Ended	Three Months Ended
	March 31	March 31
	2001	2000
OPERATING ACTIVITIES
Net income	$ 696	$ 2,611
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	315	249
Depreciation and amortization expense	457	724
Amortization expense of goodwill and core deposit intangibles	683	792
Amortization expense of mortgage servicing rights	371	481
Net amortization of investment securities	304	55
Net realized losses (gains) on investment securities	(381)	889
Net realized gains on loans and loans held for sale	(176)	(308)
Origination of mortgage loans held for sale	(11,875)	(51,729)
Sales of mortgage loans held for sale	20,161	61,970
Decrease (increase) in accrued income receivable	(74)	501
Decrease in accrued expense payable	(782)	(2,062)
Net cash provided by operating activities	9,699	14,173

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(171,607)	(39,696)
Proceeds from maturities of investment securities and
other short-term investments - available for sale	31,633	35,204
Proceeds from sales of investment securities and
other short-term investments - available for sale	72,240	124,507
Long-term loans originated	(30,576)	(53,899)
Loans held for sale	(2,934)	(17,704)
Principal collected on long-term loans	46,232	67,218
Loans purchased or participated	(6,550)	(10,000)
Loans sold or participated	-	1,329
Net decrease(increase) in credit card receivable and other short-term loans	214	(936)
Purchases of premises and equipment	(501)	(711)
Sale/retirement of premises and equipment	374	122
Net decrease in assets held in trust for collateralized mortgage obligation	-	77
Net decrease (increase) in mortgage servicing rights	423	(89)
Net increase in other assets	(3,799)	(1,704)
Net cash (used) provided by investing activities	(64,851)	103,718

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	46,075	158,558
Payments for maturing certificates of deposit	(44,855)	(122,969)
Net decrease in demand and savings deposits	(2,340)	(29,292)
Net increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	10,147	171,188
Net principal (repayments) borrowings of advances from
Federal Home Loan Bank	28,783	(303,754)
Repayments of long-term debt	(468)	(700)
Common stock cash dividends paid	(1,215)	(2,000)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(729)	(729)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	216	225
Purchases of treasury stock	-	(99)
Net increase (decrease) in other liabilities	5,915	(866)
Net cash provided (used) by financing activities	41,529	(130,438)

NET DECREASE IN CASH EQUIVALENTS	(13,623)	(12,547)
CASH EQUIVALENTS AT JANUARY 1	35,872	55,434
CASH EQUIVALENTS AT MARCH 31	$ 22,249	$ 42,887

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

On April 24, 2001, at the annual shareholders' meeting USBANCORP, Inc. announced that it has changed its name effective May 7, 2001, to AmeriServ Financial, Inc. For more details on the name change see Note 18. The consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the "Company") and its wholly-owned subsidiaries, AmeriServ Financial ("Bank"), AmeriServ Trust and Financial Services Company ("Trust Company"), Standard Mortgage Corporation of Georgia (SMC), AmeriServ Associates, Inc., ("AmeriServ Associates") and AmeriServ Life Insurance Company ("AmeriServ Life"). AmeriServ Financial is a state-chartered full service bank with 23 locations in west-central Pennsylvania. The Trust Company offers a complete range of trust and financial services and has $1.3 billion in assets under management. The Trust Company also offers the ERECT Funds and BUILD Fund which are collective investment funds for trade union controlled pension fund assets. SMC is a mortgage banking company whose business includes the servicing of mortgage loans. SMC completed its exit from the wholesale mortgage production business in the first quarter of 2001. AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, and marketing. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. On April 1, 2000, the Company successfully completed the spin-off of its Pittsburgh based Three Rivers Bank ("TRB") subsidiary to its shareholders. To facilitate an orderly transition, the Company and Three Rivers Bank entered into a Services Agreement whereby AmeriServ Financial, Inc. is continuing to provide certain services such as asset/liability management on an outsourced basis to Three Rivers Bank. The cost and related expense associated with providing these services is being paid by Three Rivers Bank at a fair market value rate.

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

With respect to the unaudited consolidated financial information of the Company for the three month periods ended March 31, 2001, and 2000, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated April 12, 2001, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. The December 31, 2000, numbers are derived from audited financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share is based upon the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes.

4. Comprehensive Income

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cashflow hedges. The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

Three Months Ended

March 31,

	2001	2000
Net income	$ 696	$ 2,611

Cumulative effect of change in accounting principle, net of tax	(1,014)	-

Other comprehensive income, before tax:

Unrealized holding losses on derivatives designated and qualified as cashflow hedges	(1,382)	-
Unrealized holding gains on investment securities	5,802	707
Reclassification adjustment for gains(losses)
included in net income	381	(889)
Other comprehensive income(loss) before tax	4,801	(182)
Income tax expense(benefit) related to items
of other comprehensive income	1,680	(54)
Other comprehensive income(loss), net of tax	2,107	(128)
Comprehensive income	$ 2,803	$ 2,483

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $5,000 in income tax payments in the first three months of 2001 as compared to $3,477,000 for the first three months of 2000. Total interest expense paid amounted to $14,841,000 in 2001's first three months compared to $28,090,000 in the same 2000 period.

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

Investment securities available for sale:

March 31, 2001

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gains	Losses	Value
U.S. Treasury	$ 11,527	$ 34	$ -	$ 11,561
U.S. Agency	23,497	21	-	23,518
State and municipal	38,706	77	(448)	38,335
U.S. Agency mortgage-backed
Securities	503,480	2,713	(1,453)	504,740
Other securities•	46,802	48	(778)	46,072
Total	$ 624,012	$ 2,893	$ (2,679)	$ 624,226

• Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At March 31, 2001, 96.5% of the portfolio was rated "AAA" compared to 97.2% at March 31, 2000. Approximately 2.5% of the portfolio was rated below "A" or unrated on March 31, 2001.

7. Loans Held for Sale

At March 31, 2001, $2,934,000 of newly originated fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value. Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

8. Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31	December 31	March 31
	2001	2000	2000
Commercial	$ 123,170	$ 116,615	$ 171,969
Commercial loans secured
by real estate	179,481	193,912	400,051
Real estate - mortgage	241,318	242,370	449,879
Consumer	35,666	35,749	67,684
Loans	579,635	588,646	1,089,583
Less: Unearned income	7,022	8,012	7,577
Loans, net of unearned income	$ 572,613	$ 580,634	$1,082,006

Real estate-construction loans comprised 1.6% of total loans net of unearned income at March 31, 2001. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $500,000 within a 12-month period. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three Months Ended	Year Ended
	March 31		December 31,
	2001	000	2000
Balance at beginning of period	$ 5,936	$ 10,350	$ 10,350
Reduction due to spin-off of TRB	-	-	(5,028)
Charge-offs:
Commercial	20	171	792
Real estate-mortgage	146	269	1,038
Consumer	136	67	332
Total charge-offs	302	507	2,162
Recoveries:
Commercial	7	37	53
Real estate-mortgage	18	271	451
Consumer	49	46	176
Total recoveries	74	354	680

Net charge-offs	228	153	1,482
Provision for loan losses	315	249	2,096
Balance at end of period	$ 6,023	$ 10,446	$ 5,936

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.16%	0.06%	0.21%
Annualized provision for loan losses	0.22	0.09	0.29
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.05	0.95	1.01
Total classified loans	$10,745	$22,716	$11,544

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 32 and 35, respectively.)

10. Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $3,100,000 and $2,491,000 being specifically identified as impaired and a corresponding allocation reserve of $700,000 and $500,000 at March 31, 2001, and March 31, 2000, respectively. The average outstanding balance for loans being specifically identified as impaired was $3,133,000 for the first three months of 2001 compared to $2,330,000 for the first three months of 2000. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. There was no interest income recognized on impaired loans during the first three months of 2001 or 2000.

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

		March 31, 2001		December 31, 2000		March 31, 2000
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category		Category		Category
	Amount	to Loans	Amount	to Loans	Amount	to Loans
Commercial	$ 2,068	21.4%	$ 1,390	19.8%	$ 1,829	15.6%
Commercial
loans secured
by real estate	1,227	31.2	1,465	32.8	3,226	36.4
Real Estate -
Mortgage	351	42.4	390	42.7	829	42.5
Consumer	519	5.0	506	4.7	665	5.5
Allocation to
general risk	1,858	-	2,185	-	3,897	-
Total	$6,023	100.0%	$ 5,936	100.0%	$10,446	100.0%

Even though real estate-mortgage loans comprise approximately 42% of the Company's total loan portfolio, only $351,000 or 5.8% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors. The Company has strengthened its allocations to the commercial segments of the loan portfolio during 2001. Factors considered by the Company that led to increased allocations to the commercial segments of the portfolio included: the slowing of the national and regional economies which began in the second half of 2000, the increase in concentration risk among our 25 largest borrowers compared to total loans and the overall growth in the average size associated with these credits.

At March 31, 2001, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 9.)

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	March 31	December 31	March 31
	2001	2000	2000

Non-accrual loans	$ 4,638	$ 5,803	$ 6,114
Loans past due 90
days or more	3	-	85
Other real estate owned	517	158	6,403
Total non-performing assets	$ 5,158	$ 5,961	$12,602
Total non-performing
assets as a percent
of loans and loans
held for sale, net
of unearned income,
and other real estate owned	0.90%	1.01%	1.14%

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

	Three Months Ended
	March 31
	2001	2000
Interest income due in accordance
with original terms	$ 94	$ 123
Interest income recorded	-	(67)
Net reduction in interest income	$ 94	$ 56

12. Derivative Hedging Instruments

Policies

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". At March 31, 2001, the Company had recorded current liabilities of $2,791,000, long-term liabilities of $150,000 and a decrease in other comprehensive income of $1,912,000, net of tax, as a result of this standard. Floating to fixed rate interest swap agreements, designated as cash flow hedges, hedge the Company's floating rate debt and expire at various dates through April15, 2002. The fair value of these contracts is recorded in the Company's balance sheet, with the offset to accumulated other comprehensive loss, net of tax.

Borrowed Funds Hedges

The Company has entered into several interest rate swaps to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and 90 days are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to five years. Under the swap agreements, the Company pays a fixed-rate of interest and receives a floating-rate which resets either monthly or quarterly. These interest rate swaps qualify as cashflow hedges for the Company. For the $40 million interest rate cap, the Company receives payment from the counter party when the federal funds rate goes above the 6.25% strike rate. The following table summarizes the interest rate swap transactions which impacted the Company's first three months of 2001 performance:

						Increase
			Fixed	Floating		(Decrease)
Notional	Start	Termination	Rate	Rate	Repricing	Of Interest
Amount	Date	Date	Paid	Received	Frequency	Expense
50,000,000	10-25-99	10-25-01	6.41	5.89	Quarterly	65,332
50,000,000	10-25-99	10-25-01	6.42	5.89	Quarterly	65,682
80,000,000	4-13-00	4-15-02	6.93	5.87	Quarterly	211,863
40,000,000	4-11-00	4-13-01	6.25	N/A	Monthly	37,800
						$ 380,677

The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include Mellon Bank, PNC and First Union) in the interest rate swap agreements is remote. The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate floors outstanding at March 31, 2001, or March 31, 2000.

13. Goodwill and Core Deposit Intangible Assets

AmeriServ Financial, Inc.'s balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $10.7 million of goodwill and $8.7 million of core deposit intangible assets on its balance sheet. A rollforward of the Company's intangible asset balances is as follows (in thousands):

Balance at December 31, 2000	$ 20,058
Amortization expense	(683)
Balance at March 31, 2001	$ 19,375

The Company is amortizing core deposit intangibles over periods ranging from five to ten years while goodwill is being amortized over a 15-year life. The straight-line method of amortization is being used for both of these categories of intangibles. It is important to note that this intangible amortization expense is not a future cash outflow. The following table reflects the currently scheduled future amortization expense of the intangible assets (in thousands):

Remaining 2001	$ 2,191
2002	2,731
2003	2,731
2004	2,164
2005	2,164
2006 and after	7,394

14. Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at March 31, 2001, (in thousands, except percentages):

Type	Maturing	Amount	Weighted
			Average
			Rate

Open Repo Plus	Overnight	$ 51,300	5.51%

Advances and	2001	170,000	5.79
wholesale repurchase	2002	22,500	5.77
agreements	2003	73,750	5.83
	2004	-	-
	2005 and after	175,884	6.01

Total Advances and		442,134	5.88
wholesale repurchase
agreements

Total FHLB Borrowings		$ 493,434	5.85%

All of the above borrowings bear a fixed rate of interest until the next repricing period, with the only exceptions being the Open Repo Plus advances whose rate can change daily. All FHLB stock along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh to support these borrowings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2001, the Company meets all capital adequacy requirements to which it is subject.

As of March 31, 2001, and 2000, as well as, December 31, 2000, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 102,214	15.63%	$ 52,327	8.00%	$ 65,408	10.00%
U.S. Bank	88,249	13.86	50,920	8.00	63,649	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	82,049	12.54	26,163	4.00	39,245	6.00
U.S. Bank	82,280	12.93	25,460	4.00	38,190	6.00
Tier 1 Capital (to Average Assets)
Consolidated	82,049	6.58	49,846	4.00	62,308	5.00
U.S. Bank	82,280	6.76	48,718	4.00	60,898	5.00

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

Retail banking includes the deposit-gathering branch franchise along with lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial lending to businesses includes commercial loans, commercial real-estate loans, and commercial leasing (excluding certain small business lending through the branch network). Mortgage banking includes the servicing of mortgage loans and the origination of residential mortgage loans through a wholesale broker network. (Note the Company exited the wholesale mortgage production business in the first quarter of 2001.) The trust segment has three primary business divisions, institutional trust, personal trust, and financial services. Institutional trust products and services include 401(k) plans, defined benefit and defined contribution employee benefit plans, individual retirement accounts, and collective investment funds for trade union pension funds. Personal trust products and services include personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Financial services include the sale of mutual funds, annuities, and insurance products. Other fee based businesses include AmeriServ Associates, AmeriServ Life, and several other smaller fee generating business lines such as a debt collection agency. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures and corporate debt, and centralized interest rate risk management.

The contribution of the major business segments to the consolidated results for the first quarter of 2001 and 2000 were as follows (in thousands, except ratios):

March 31, 2001	Net income	Risk adjusted return on equity	Total assets
Retail banking	$ 981	18.7%	$388,787
Commercial lending	462	12.1	260,242
Mortgage banking	(561)	(36.0)	19,727
Trust	270	35.8	1,781
Other fee based	77	17.3	3,048
Investment/Parent	(533)	(7.1)	624,226
Total	$ 696	3.6%	$1,297,811

March 31, 2000	Net income	Risk adjusted return on equity	Total assets
Retail banking	$ 675	6.4%	$ 716,316
Commercial lending	1,376	20.9	506,181
Mortgage banking	(267)	(13.6)	44,068
Trust	205	30.9	1,814
Other fee based	58	14.9	2,900
Investment/Parent	564	7.0	1,066,183
Total	$ 2,611	9.3%	$2,337,462

17. Tax-Free Spin-Off of Three Rivers Bancorp

On April 1, 2000, the Company executed its Board approved tax-free spin-off of its Three Rivers Bank subsidiary. Shareholders received one share of the new Three Rivers Bancorp (NASDAQ: TRBC) common stock for every two shares of AmeriServ Financial, Inc. common stock that they owned. The distribution of the Three Rivers Bancorp shares did not change the number of AmeriServ Financial, Inc. common shares outstanding. Standard Mortgage Company (SMC), a mortgage banking company, previously a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to the Company prior to consummation of the Three Rivers Bank spin-off.

The accompanying AmeriServ Financial, Inc. Pro Forma Condensed Consolidated Financial Statements should be read in conjunction with the historical consolidated financial statements and notes thereto. The AmeriServ Financial, Inc. pro forma condensed consolidated income statements assume that the dividend to shareholders occurred on January 1, 2000. The pro forma condensed consolidated financial information is presented for informational purposes only and does not purport to reflect the results of operations of AmeriServ Financial, Inc. or Three Rivers Bancorp or the results of operations that would have occurred had AmeriServ Financial, Inc. or Three Rivers Bancorp been operated as a separate, independent company. The pro forma adjustments to the accompanying historical consolidated statements of income are set forth below.

Pro Forma Condensed Consolidated Statements of Income (in thousands, except per share data, unaudited)

	AmeriServ Financial, Inc.	Three Rivers Bancorp			AmeriServ Financial, Inc.
	Historical	Historical			Pro Forma
	December 31,	December 31,			December 31,
	2000	2000	Adjustment		2000

Total interest income	$ 107,298	$ 18,100	$ -		$ 89,198
Total interest expense	69,839	11,011			58,828
Net interest income	37,459	7,089			30,370
Provision for loan losses	2,096	150			1,946
Net interest income after
Provision for loan losses	35,363	6,939			28,424
Total non-interest income	16,609	623			15,986
Total non-interest expense	51,734	6,589	117	(A)	45,262
Income (loss)before income taxes	238	973	(117)		(852)
Benefit for income taxes	(1,478)	(477)	(35)	(B)	(1,036)
Net income (loss)	$ 1,716	$ 1,450	$ (82)		$ 184

Diluted earnings per share	$ 0.13	-	$(0.11)		$ 0.02
Average shares outstanding	13,374	-	-		13,374

Pro Forma Condensed Consolidated Statements of Income (in thousands, except per share data, unaudited)

	AmeriServ Financial, Inc.	Three Rivers Bancorp			AmeriServ Financial, Inc.
	Historical	Historical			Pro Forma
	March 31,	March 31,			March 31,
	2000	2000	Adjustment		2000

Total interest income	$ 41,472	$ 18,100	$ -		$ 23,372
Total interest expense	26,113	11,011			15,102
Net interest income	15,359	7,089			8,270
Provision for loan losses	249	150			99
Net interest income after
Provision for loan losses	15,110	6,939			8,171
Total non-interest income	3,901	623			3,278
Total non-interest expense	16,997	6,589	117	(A)	10,525
Income (loss)before income taxes	2,014	973	(117)		924
Benefit for income taxes	(597)	(477)	(35)	(B)	(155)
Net income (loss)	$ 2,611	$ 1,450	$ (82)		$ 1,079

Diluted earnings per share	$ 0.20	-	$(0.12)		$ 0.08
Average shares outstanding	13,330	-	-		13,330

Notes to unaudited pro forma condensed consolidated financial statements:

  To record the additional incremental expenses AmeriServ Financial, Inc. incurred that were previously allocated to and paid by Three Rivers Bank.

  To record the income tax impact of the above expenses at the statutory tax rate.

  Subsequent Events

USBANCORP, Inc. Is Now AmeriServ Financial, Inc.

At its April 24, 2001, annual shareholders' meeting, it was announced that USBANCORP, Inc. would change its name to AmeriServ Financial, Inc. Before selecting AmeriServ Financial as the new name, the bank's senior management team, advertising agency and Board of Directors reviewed nearly 500 possible names. The list was narrowed to only those names that accurately reflected the bank's emphasis on service, convenience, and broad array of financial products. The next step in the name selection process was to conduct significant statistically valid consumer research of the qualifying names. Telephone surveys of more than 800 people in Cambria, Somerset, Blair and Centre counties were completed during January and February. The results established AmeriServ Financial as the clear consumer choice.

Other important factors led to the name change. U.S. Bank's strategic growth as a company - and growth in services beyond traditional bank offerings - has positioned the bank as a direct competitor with another substantially larger bank company which shares the USBancorp and U.S. Bank names. Headquartered in Minneapolis, Minnesota, the other USBancorp and its banking affiliate - also U.S. Bank - hold the oldest national registration for the names.

The Minnesota-based USBancorp is the eighth largest financial holding company in the country with total assets in excess of $160 billion. They serve more than 10 million customers, primarily in 24 states in the West and Midwest. The financial company has no bank branch offices in Pennsylvania, but has several locations in neighboring Ohio, which is the eastern most state in their branch office network.

The local U.S. Bank could continue to use the name in its traditional west-central Pennsylvania market, but its increased geographic expansion beyond that market leaves the local entity unprotected by federal trademark laws. The Johnstown-based bank is also planning to introduce a full-service transactional Internet site during the third quarter of 2001, which would cause further confusion for banking consumers.

The total expense of $650,000 in 2001 for the name change to AmeriServ Financial has been significantly offset because of an agreement reached with the Minnesota-based USBancorp. Johnstown's U.S. Bank controlled the rights to the names and logo in the west-central Pennsylvania markets where it currently does business. U.S. Bank in Johnstown aggressively pursued the "other" USBancorp, Inc. to sell them the legal rights to the names and eagle logo. The Minnesota company accepted the offer and has paid the local U.S. Bank $300,000 for the rights. Therefore, the net 2001 name change expense is limited to $350,000.

AmeriServ Financial will be the "family" name for most of the bank's affiliates who are all currently within the USBANCORP, Inc. holding company. The new AmeriServ Financial, Inc. began trading on the NASDAQ national market under the symbol ASRV on May 7, 2001.

AmeriServ Financial, Inc. Announces Plans To Open Harrisburg Branch Office

Also announced at its annual shareholders' meeting were plans to continue its geographic expansion eastward by opening a new office in the state capitol. The full service office will primarily cater to the financial needs of union organizations and their members in Harrisburg and Dauphin county, and will be AmeriServ Financial's first specialty branch office primarily focused on services to unions. The office opening, subject to regulatory approval, is scheduled for August.

The branch will be located at the corner of Third and State Streets. The bank separated from non-unionized affiliate Three Rivers Bank in April 2000, in part to promote their own union affiliation and to attract greater union business. The specialty office will service any business, individual, or organization whether union or non-union. The uniqueness of the specialty office is the chosen location within an area of concentrated union presence, the offering of tailored financial services to meet union needs, and the dedicated outreach calling program to build union business. AmeriServ Financial is one of only 13 union affiliated banks in the country. Nearly 70 percent of the bank's employees are represented by United Steel Workers of America (USWA) Local 2635-06-07.

Included in the unique union services available through the new office are the ERECT and BUILD Funds. These Funds pool union retirement dollars, investing them into construction projects which create new jobs for the union trades. AmeriServ Financial's trust affiliate, AmeriServ Trust and Financial Services Company (formerly USBANCORP Trust and Financial Services Company), administers the ERECT and BUILD Funds. The office will also provide more traditional financial services customized for individual union members.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

("M.D.& A.")

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios). The Company successfully spun-off its Three Rivers Bank subsidiary on April 1, 2000. Consequently, the Company's financial results for the first quarter of 2001 exclude Three Rivers Bank while the financial results for the first quarter of 2000 include Three Rivers Bank. The pro forma results for the first quarter of 2000 exclude Three Rivers Bank to allow for more meaningful comparability with the first quarter of 2001.

		Pro Forma
	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000	March 31, 2000
Net income	$ 696	$ 1,079	$ 2,611
Diluted earnings per share	0.05	0.08	0.20
Cash earnings per share	0.10	0.13	0.25
Return on average equity	3.60%	6.89%	9.26%
Return on average assets	0.22	0.34	0.43

The Company's net income for the first quarter of 2001 totaled $696,000 or $0.05 per diluted share. The first quarter 2001 financial performance represents a decrease from the $2.6 million or $0.20 per diluted share actual performance or $1.1 million or $0.08 per diluted share pro forma performance for the first quarter of 2000. For the first quarter of 2001, cash net income totaled $1.3 million or $0.10 per diluted share.

Factors that contributed to the lower net income in the first quarter of 2001 included reduced net interest income, an increased provision for loan losses, and higher income tax expense. An 18 basis point reduction in the net interest margin and a reduced level of earning assets caused net interest income to decline by $1.2 million from the pro forma first quarter 2000 level. The provision for loan losses was $66,000 higher on an actual basis and $216,000 higher on a pro-forma basis when compared to the first quarter of 2000. This increased provision reflects the Company's ongoing efforts to strengthen its allowance for loan losses due in part to the slowdown in the economy which began in the second half of 2000 and accelerated in the first quarter of 2001. The higher income tax expense reflects a more typical income tax provision in the first quarter of 2001. The Company benefited from a reduction in income tax expense of $925,000 on an actual basis and $275,000 on a pro-forma basis in the first quarter of 2000 due to the successful conclusion of an Internal Revenue Service examination of the Company's tax returns.

These negative items were partially offset by an increased level of non-interest income and lower non-interest expenses on both an actual and pro-forma basis in the first quarter of 2001. The higher non-interest income was due largely to increased gains on investment security sales and reflects the significantly lower interest rate environment in place in the first quarter of 2001. The Company took advantage of the lower interest rate environment and generated gains on the sale of mortgage backed securities that were projected to experience accelerated prepayments. These investment security gains helped offset lower gains on mortgage loan sales resulting from the Company's exit from the wholesale mortgage production business. The lower non-interest expense was driven primarily by reduced salaries and employee benefit costs.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company's net interest income performance for the first quarter of 2001 to the first quarter of 2000 on both an actual and pro forma basis (in thousands, except percentages):

	Three Months Ended March 31,
	2001	2000	2000
	Actual	Pro Forma	Actual
Interest income	$ 21,174	$ 23,372	$ 41,472
Interest expense	14,059	15,102	26,113
Net interest income	7,115	8,270	15,359
Tax-equivalent adjustment	269	450	657
Net tax-equivalent interest income	$ 7,384	$ 8,720	$ 16,016

Net interest margin	2.48%	2.66%	2.75%

The Company's net interest income on a tax-equivalent basis decreased by $1.3 million or 15.3% from the pro forma 2000 first quarter due to a combination of a reduced net interest margin and a lower volume of earning assets. An 18 basis point drop in the net interest margin was caused by a 24 basis point increase in the cost of funds due to higher costs for both borrowings and deposits. The Company's earning asset yield for the same period declined modestly by two basis points. The lower volume of earning assets resulted from a reduced volume of investment securities due to the Company's decision to delever the balance sheet throughout the year 2000 and a drop in average loans outstanding. The decline in loans outstanding reflects the Company's exit from the wholesale mortgage production business and the impact of the slowing economy which has caused a decrease in loan applications which meet the Company's stringent credit underwriting criteria. The trends noted on a pro-forma basis were also experienced on an actual basis with the volume of earning asset shrinkage magnified due to the spin-off of Three Rivers Bank. On an actual basis tax-equivalent net interest income declined by $8.6 million or 54%.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first quarter of 2001 decreased by $2.4 million or 10.0% when compared to the same 2000 pro forma quarter. This decrease was due predominantly to the previously mentioned decline in the volume of earning assets. Total average earning assets were $122 million lower in the first quarter of 2001 due to a $88 million or 13.0% decrease in investment securities and a $40 million or 6.6% decline in total loans. Through the majority of 2000, management delevered the securities portfolio through a combination of securities sales and cash flow from mortgage-backed securities pay-downs. The Company used this cash from the securities portfolio to paydown short-term borrowings and reduce the Company's exposure to higher short-term interest rates. However, beginning in the fourth quarter of 2000 and continuing into the first quarter of 2001, the Company resumed purchasing investment securities due to a steepening in the treasury yield curve and a sharp decline in short term interest rates. (The Federal Reserve reduced the federal funds rate by 150 basis points during the first quarter of 2001 in an effort to stimulate economic growth.) The Company is better able to execute an investment portfolio leverage program under this type of interest rate scenario.

Within the loan portfolio, over 50% of the decline in average loans outstanding resulted from the Company's decision to exit the wholesale mortgage production business. The remainder of the decline is due to commercial loan pay-offs exceeding new production as the slowing economy has caused a decrease in loan applications which meet the Company's stringent credit underwriting criteria. Given the recent declines in interest rates, the Company's loan pipelines have improved since the beginning of the year and the Company anticipates increased loan fundings during the second half of 2001.

The Company's total interest expense for the first quarter of 2001 decreased by $1.0 million when compared to the same 2000 pro forma quarter. This reduction in interest expense was due entirely to a lower volume of interest bearing liabilities (particularly borrowed funds) which more than offset an increase in interest expense resulting from a higher cost of funds. Total borrowed funds were $116 million lower in the first quarter of 2001 due to the previously discussed balance sheet deleverage strategy. A 24 basis point increase in the cost of funds reflects higher average costs for both borrowings and deposits in the first quarter of 2001. Specifically, the cost of borrowings was 43 basis points higher and averaged 6.24% while the cost of interest bearing deposits was 24 basis points higher and averaged 4.22%. Given the declines in interest rates that occurred during the first quarter of 2001, the Company expects that its cost of funds will be meaningfully lower in the second half of 2001 as maturing borrowed funds and deposits will experience downward repricing during this period.

It is recognized that interest rate risk does exist from the Company's use of borrowed funds to purchase investment securities to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $220 million of hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 12.) Additionally, the maximum amount of leveraging the Company can execute is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to +\-7.5% and net income variability to +\-20% over a twelve month period. (See further discussion under Interest Rate Sensitivity). At March 31, 2001, the Company was in compliance with all of these internal policy limits.

On a pro-forma basis, the net interest income contribution from the leveraged assets declined from $1.0 million in the first quarter of 2000 to $126,000 in the first quarter of 2001. The total revenue contribution from leverage assets(including investment security gains and losses) amounted to $506,000 in the first quarter of 2001 compared to $656,000 for the same pro-forma 2000 quarter. Given the Federal Reserve's moves to decrease short-term interest rates by 150 basis points in the first quarter of 2001, the Company expects to see improvement in both the net spread earned and total revenue generated from leverage assets in future periods.

The tables that follow provide an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately 35% is used to compute tax equivalent yields. The pro forma data in the tables excludes Three Rivers Bank.

Three Months Ended March 31 (In thousands, except percentages)

		2001 Actual			2000 Actual
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 568,364	$ 11,851	8.26%	$ 1,084,386	$ 22,520	8.23%
Deposits with banks	11,954	113	3.79	7,066	33	1.83
Federal funds sold	516	7	5.91	-	-	-
Total investment securities	588,867	9,472	6.44	1,209,988	19,576	6.46
Total interest earning assets/interest income	1,169,701	21,443	7.34	2,301,440	42,129	7.30
Non-interest earning assets:
Cash and due from banks	21,768			37,318
Premises and equipment	13,412			18,876
Other assets	66,681			72,709
Allowance for loan losses	(6,028)			(10,420)
TOTAL ASSETS	$1,265,534			$2,419,923

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 46,564	$ 115	1.00%	$ 90,686	$ 212	0.94%
Savings	91,433	341	1.51	163,498	686	1.69
Money markets	137,421	1,380	4.07	179,651	1,804	4.04
Other time	298,921	4,134	5.61	635,968	8,136	5.15
Total interest bearing deposits	574,339	5,970	4.22	1,069,803	10,838	4.07
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	51,188	599	4.68	181,664	2,630	5.73
Advances from Federal Home Loan Bank	425,732	6,740	6.42	822,331	11,823	5.78
Guaranteed junior subordinated deferrable interest debentures	34,500	740	8.58	34,500	740	8.58
Long-term debt	1,332	10	3.02	6,697	82	4.92
Total interest bearing liabilities/interest expense	1,087,091	14,059	5.24	2,114,995	26,113	4.96
Non-interest bearing liabilities:
Demand deposits	85,404			167,278
Other liabilities	14,645			24,187
Stockholders' equity	78,394			113,463
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,265,534			$2,419,923
Interest rate spread			2.11			2.34
Net interest income/ net interest margin		7,384	2.48%		16,016	2.75%
Tax-equivalent adjustment		(269)			(657)
Net Interest Income		$ 7,115			$15,359

Three Months Ended March 31 (In thousands, except percentages)

		2001 Actual			2000 Pro Forma
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 568,364	$ 11,851	8.26%	$ 608,787	$ 12,764	8.30%
Deposits with banks	11,954	113	3.79	6,320	28	1.75
Federal funds sold	516	7	5.91	-	-	-
Total investment securities	588,867	9,472	6.44	676,718	11,030	6.52
Total interest earning assets/interest income	1,169,701	21,443	7.34	1,291,825	23,822	7.36
Non-interest earning assets:
Cash and due from banks	21,768			21,624
Premises and equipment	13,412			13,476
Other assets	66,681			57,600
Allowance for loan losses	(6,028)			(5,369)
TOTAL ASSETS	$1,265,534			$1,379,156

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 46,564	$ 115	1.00%	$ 48,627	$ 121	1.00%
Savings	91,433	341	1.51	99,214	372	1.51
Money markets	137,421	1,380	4.07	128,279	1,436	4.50
Other time	298,921	4,134	5.61	305,910	3,835	5.04
Total interest bearing deposits	574,339	5,970	4.22	582,030	5,764	3.98
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	51,188	599	4.68	128,635	1,873	5.78
Advances from Federal Home Loan Bank	425,732	6,740	6.42	463,950	6,698	5.81
Guaranteed junior subordinated deferrable interest debentures	34,500	740	8.58	34,500	740	8.58
Long-term debt	1,332	10	3.02	4,411	27	2.46
Total interest bearing liabilities/interest expense	1,087,091	14,059	5.24	1,213,526	15,102	5.00
Non-interest bearing liabilities:
Demand deposits	85,404			83,940
Other liabilities	14,645			13,953
Stockholders' equity	78,394			67,737
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,265,534			$1,379,156
Interest rate spread			2.11			2.36
Net interest income/ net interest margin		7,384	2.48%		8,720	2.66%
Tax-equivalent adjustment		(269)			(450)
Net Interest Income		$ 7,115			$8,270

.....PROVISION FOR LOAN LOSSES..... The Company's provision for loan losses for the first quarter of 2001 totaled $315,000 or 0.22% of average total loans. This provision level was above net charge-offs for the quarter which amounted to $228,000 or 0.16% of average loans. Both the provision and net charge-offs in the first quarter of 2001 were higher than the prior year first quarter. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note 9 and the Allowance for Loan Losses section of the MD&A.) The Company expects to continue to strengthen its allowance for loan losses in the year 2001 with particular emphasis on increasing its coverage of non-performing assets given the slowing economy. Between December 31, 2000 and March 31, 2001, the Company's loan loss reserve coverage of non-performing assets improved from 100% to 117%.

.....NON-INTEREST INCOME..... Non-interest income for the first quarter of 2001 totaled $4.3 million which represented a $429,000 increase from the actual first quarter 2000 performance and a $1.1 million increase from the pro forma 2000 first quarter results. Factors contributing to the higher non-interest income in 2001 included:

  $381,000 of gains realized in the first quarter of 2001 on the sale of mortgage-backed securities that were projected to experience accelerated prepayments due to the recent downward movements in interest rates. The Company used the proceeds from these sales to reinvest in shorter duration securities. During the first quarter of 2000, the Company realized $889,000 in losses on investment security sales with the proceeds used to deleverage the balance sheet and pay down borrowings due to higher short-term interest rates. When the first quarter 2001 gain is compared to the first quarter 2000 loss, this represents a net favorable change of $1.3 million on an actual basis or $768,000 on a pro-forma basis.

• a $132,000 decrease in gains realized on loans held for sale due to the Company's exit from the wholesale mortgage production business in the first quarter of 2001. As previously disclosed in the Company's 2000 10K, the Company exited wholesale mortgage production because it lacked the scale necessary to profitably compete in this line of business.

• an $86,000 increase in other income due to the receipt of a $300,000 payment from the USBancorp based in Minnesota for the legal rights in western Pennsylvania to the Company's former name.

Non-interest income as a percentage of total revenue averaged 37.8% in the first quarter of 2001. To provide a longer term perspective for this comparison, the ratio of non-interest income to total revenue averaged 28.3% for the full year 1997. The continued growth and diversification of non-interest income is a key post spin-off strategic goal of AmeriServ Financial.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first quarter of 2001 totaled $10.3 million which represented a $6.7 million decrease from the actual first quarter 2000 performance and a $148,000 decrease from the pro forma 2000 first quarter results. Factors contributing to the lower non-interest expense in 2001 included:

  a $3.3 million decrease in salaries and employee benefits (an $825,000 decline on a pro forma basis) in the first quarter of 2001. The pro forma decline is due to 19 fewer FTE employees, reduced medical insurance premiums, and lower incentive compensation. The lower employee base resulted primarily from the Company's exit from the wholesale mortgage production business and fewer employees at the Parent Company after the Three Rivers Bank spin-off.

  there were $593,000 in costs related to the Three Rivers Bank spin-off recognized in the first quarter of 2000 compared to none in the first quarter of 2001.

  a net unfavorable shift of $422,000 on the Company's impairment reserve for mortgage servicing rights. In the first quarter of 2001, the Company recorded an impairment charge of $367,000 on mortgage serving rights compared to a benefit of $55,000 in the first quarter of 2000. The impairment charge in 2001 reflects accelerated prepayment speeds on mortgages due to the lower interest rate environment.

  the remainder of the decline in actual non-interest expense is due to Three Rivers Bank expenses being included in the first quarter of 2000 and not in the first quarter of 2001. On a pro forma basis, equipment expense did increase due to higher technology related expenses while other expenses increased due to higher loan workout costs (approximating $100,000) related to the non-performing commercial truck lease.

.....INCOME TAX EXPENSE..... The Company recognized an income tax expense of $174,000 or an effective tax rate of 20.0% in the first quarter of 2001. The Company recognized a net benefit for income taxes of $597,000 in the first quarter of 2000. During the first quarter of 2000, the Internal Revenue Service completed its examination of the Company's tax returns through the 1997 tax year. As a result of the successful conclusion of this examination, the Company was able to reduce its income tax expense by $925,000 due to the reversal of a valuation allowance and accrued income taxes. Excluding this item, the Company's tax provision for the first quarter of 2000 amounted to $328,000 or an effective rate of 16.3%.

.....NET OVERHEAD BURDEN..... The Company's efficiency ratio (non-interest expense divided by total revenue) averaged 87.6% in the first quarter of 2001 which was up from the 85.3% efficiency ratio reported for the first quarter of 2000 due to reduced net interest income. The amortization of intangible assets also creates a $2.7 million annual non-cash charge that negatively impacts the efficiency ratio. The efficiency ratio for the first quarter of 2001, stated on a cash basis excluding the intangible amortization, was 81.8% or approximately 6.0% lower than the reported efficiency ratio. The Company's efficiency ratio was also negatively impacted by the Three Rivers Bank spin-off as all interest costs associated with the guaranteed junior subordinated deferrable interest debentures ($2.9 million annually) remained with the Company.

....SEGMENT RESULTS....Note 15 presents the operating performance results of the Company's key business segments and identifies their net income contribution and risk-adjusted return on equity performance. When comparing the first quarter of 2001 to the same 2000 period, the Trust segment again produced the highest ROE averaging 35.8% in 2001 compared to 30.9% in 2000. Trust also grew its net income by $65,000 in 2001 due to success in generating new 401(k) business, continued growth of collective investment funds for trade union pension plans and controlled expenses. The ROE within retail banking increased to 18.7% due to increased non-interest income, lower non-interest expenses, and the removal of Three Rivers Bank's branch network due to the spin-off. Commercial Lending ROE decreased to 12.1% due to a higher loan loss provision and increased work-out expenses within the commercial leasing division.

The Company has experienced earnings pressure in mortgage banking as that division lost $561,000 in the first quarter of 2001 due to the unwinding of the unprofitable wholesale mortgage production business which amounted to approximately $250,000 and a $367,000 impairment charge recognized on mortgage servicing rights. The ROE in the investment/parent segment declined to (7.1%) due to a continued low spread earned on leveraged assets in the first quarter of 2001. The TRB spin-off also negatively impacted the investment/parent performance as all interest costs associated with the Company's guaranteed junior subordinated deferrable interest debentures remained with AmeriServ Financial while this segment lost the net interest income benefit provided from TRB's investment portfolio. The other fee based businesses demonstrated improvements in both net income and ROE in the first quarter of 2001 as this segment continues to be a key strategic focal area for the Company.

.....BALANCE SHEET..... The Company's total consolidated assets were $1.3 billion at March 31, 2001, compared with $1.25 billion at December 31, 2000, which represents an increase of $44 million or 3.5%. This growth in assets occurred primarily in the securities portfolio and offset lower total loans and loans held for sale. Total investment securities increased by $74 million as the Company resumed its investment portfolio leverage program due to a steeper yield curve and lower short term interest rates. The $16 million decline in total loans and loans held for sale reflects the Company's exit from the wholesale mortgage production business and the impact of the slowing economy which has caused a decrease in loan applications which meet the Company's stringent credit underwriting criteria.

The Company funded the increased assets with short-term borrowings and Federal Home Loan Bank Advances which in total increased by $47 million from December 31, 2000. While total deposits were relatively unchanged as of the March 31, 2001, balance sheet date, average deposits did increase between the fourth quarter of 2000 and first quarter of 2001. The Company has focused on growing deposit balances during a period of stock market volatility by marketing its convenience oriented preferred money market account and selectively targeting certain certificate of deposit categories with more aggressive pricing. During the fourth quarter of 2000, the Company also expanded its hours of operation at five select branches to seven days a week to further emphasize its convenience positioning. Additionally, the Company recently opened its first full service branch facility in Centre County. This geographic expansion into the demographically attractive State College Market(home of Penn State University) will allow the Company to aggressively pursue new deposit growth by capitalizing on previously established commercial loan relationships. Total equity increased by $2 million from year-end due to improvement in other comprehensive income.

.....LOAN QUALITY..... The following table sets forth information concerning the Company's loan delinquency and other non-performing assets (in thousands, except percentages):

			Pro Forma
	March 31,	December 31,	March 31,	March 31,
	2001	2000	2000	2000
Total loan delinquency (past due
30 to 89 days)	$ 5,120	$6,424	$6,836	$10,928
Total non-accrual loans	4,638	5,803	3,158	6,114
Total non-performing assets*	5,158	5,961	3,445	12,602
Loan delinquency, as a percentage
of total loans and loans held
for sale, net of unearned income	0.89%	1.09%	1.10%	0.99%
Non-accrual loans, as a percentage
of total loans and loans held
for sale, net of unearned income	0.81	0.98	0.51	0.56
Non-performing assets, as a
percentage of total loans and
loans held for sale, net of
unearned income, and other
real estate owned	0.90	1.01	0.55	1.14

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

Improved asset quality was one highlight of the first quarter of 2001. Between December 31, 2000, and March 31, 2001, total loan delinquency as a percentage of total loans declined to 0.89%. The Company's total level of non-performing assets dropped from $6.0 million or 1.01% of total loans at December 31, 2001, to $5.2 million or 0.90% of total loans at March 31, 2001. Additionally, at March 31, 2001, $3.1 million or 60% of the total non-performing assets related to one commercial lease for which specific allocations within the loan loss reserve amounting to approximately $900,000 had been established. The collateral for this commercial lease is 52 Mack tractors and 26 trailers that the Company will be liquidating in the second quarter of 2001. The remaining non-performing assets are primarily residential mortgages which have historically experienced low levels of net charge-offs. At all dates presented, the Company had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

			Pro Forma
	March 31,	December 31,	March 31,	March 31,
	2001	2000	2000	2000
Allowance for loan losses	$ 6,023	$ 5,936	$ 5,321	$ 10,446
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans
held for sale,
net of unearned income	1.05%	1.01%	0.85%	0.95%
total delinquent loans
(past due 30 to 89 days)	117.64	92.40	77.84	95.59
total non-accrual loans	129.86	102.29	168.49	170.85
total non-performing assets	116.77	99.58	154.46	82.89

Since December 31, 2000, the balance in the allowance for loan losses has increased to $6.0 million as the loan loss provision exceeded net charge-offs by $87,000 in the first quarter of 2001. The Company's loan loss reserve coverage of total non-performing assets improved to 117% while the loan loss reserve to total loans ratio increased to 1.05% for that same date. Despite the improvement in the coverage ratio, it was still below the 125% minimum financial covenant requirement associated with the Parent Company's unsecured line of credit. The Company had no borrowings outstanding on this line of credit at March 31, 2001, and will not draw on the line prior to its May 30, 2001, scheduled expiration date.

.....INTEREST RATE SENSITIVITY..... Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital. The management and measurement of interest rate risk at AmeriServ Financial is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3)static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company's Board of Directors on an ongoing basis.

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

The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the March 31, 2001, levels. The Company's most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition which was developed under the most likely interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Variability of Net Income	Change In Market Value of Portfolio Equity

Base	0%	0%	0%
Flat	(0.5)	(1.9)	1.0
200bp increase	(2.4)	(2.6)	(29.0)
200bp decrease	1.5	(9.9)	25.1

As indicated in the table, the maximum negative variability of AmeriServ Financial's net interest income and net income over the next twelve month period was (2.4%) and (2.6%) respectively, under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The variability of market value of portfolio equity was (29.0%) under this interest rate scenario. The borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

.....LIQUIDITY...... Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $14 million from December 31, 2000, to March 31, 2001, due primarily to $65 million of net cash used by investing activities. This more than offset $42 million of net cash provided by financing activities and $10 million of net cash provided by operating activities. Within investing activities, purchases of new investment securities exceeded cash proceeds from investment security maturities and sales by $68 million. Cash advanced for new loan fundings and purchases totaled $37 million and was $9 million less than the cash received from loan principal payments. Within financing activities net short-term borrowings and Federal Home Loan Bank advances increased by $39 million and was used to fund the securities portfolio growth. The Company used $2.0 million of cash to pay common dividends to shareholders and service the dividend on the guaranteed junior subordinated deferrable interest debentures.

.....CAPITAL RESOURCES..... As presented in Note 15, the Company continues to be considered well-capitalized as the asset leverage ratio was 6.58% and the Tier 1 capital ratio was 12.54% at March 31, 2001. The Company targets an operating level of approximately 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Note that the impact of other comprehensive income(loss) is excluded from the regulatory capital ratios. Additionally, the Company will generate approximately $2.7 million of tangible capital in 2001 due to the amortization of intangible assets. AmeriServ Financial focuses on providing a better than peer common dividend as a key means to enhance shareholder value. For the first quarter of 2001, the Company has paid out in dividends 90% of its reported cash net income per share. The Company currently does not envision resuming its treasury stock repurchase program in 2001 and expects to experience modest expansion of its earning asset base.

The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, both the Company and its subsidiary bank are considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium.

The Company has declared four quarterly $0.09 Common Stock cash dividends per share since the April 1, 2000, spin-off of Three Rivers Bank. On an annualized basis assuming a $4.75 market price, this equates to a 7.5% dividend yield. The Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return particularly for retail shareholders. The Company intends to maintain its quarterly common stock cash dividend at the current $0.09 per share.

As previously disclosed in a January 12, 2001, Form 8K and press release, the Company projects a range of $0.32 to $0.36 for net income per share and a range of $0.48 to $0.52 for cash earnings per share for the year 2001. The Company's first quarter performance reaffirmed the Company's commitment to the full year 2001 earnings ranges.

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

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 Articles of Incorporation, Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

3.2 Bylaws, Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.1 Services agreement between the Company and Three Rivers Bancorp(Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

15.1 Letter re: unaudited interim financial information

    Reports on Form 8-K: On January 12, 2001, the Company filed a Form 8-K announcing the unanimous approval by the Board of Directors to exit the wholesale mortgage production business.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.

Registrant

Date: May 14, 2001 /s/Orlando B. Hanselman_

Orlando B. Hanselman

Chairman, President and

Chief Executive Officer

Date: May 14, 2001 /s/Jeffrey A. Stopko________

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

April 12, 2001

To the Stockholders and

Board of Directors of

AmeriServ Financial, Inc.

Management of AmeriServ Financial, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the Form 10-Q in accordance with generally accepted accounting principles and are responsible for its accuracy.

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

/s/Orlando B. Hanselman /s/Jeffrey A. Stopko

Orlando B. Hanselman Jeffrey A. Stopko

Chairman, President & Senior Vice President &

Chief Executive Officer Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and

Board of Directors of

AmeriServ Financial, Inc.:

We have reviewed the accompanying consolidated balance sheets of AmeriServ Financial, Inc. (a Pennsylvania corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of AmeriServ Financial, Inc. as of December 31, 2000, and, in our report dated January 21, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,

April 12, 2001

April 12, 2001

To the Stockholders and Board of Directors of

AmeriServ Financial, Inc.:

We are aware that AmeriServ Financial, Inc. has incorporated by reference in its Registration Statements on Form S-3 (Registration No. 33-56604); Form S-8 (Registration No. 33-53935); Form S-8 (Registration No. 33-55845); Form S-8 (Registration No. 33-55207); and Form S-8 (Registration No. 33-55211) its Form 10-Q for the quarter ended March 31, 2001, which includes our report dated April 12, 2001, covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act. It should be noted that we have not performed any procedures subsequent to April 12, 2001.

Very truly yours,

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP