Form 10-Q
period 2001-06-30
AMERISERV FINANCIAL INC /PA/
filed 2001-08-10
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended June 30, 2001

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

Class Outstanding at August 1, 2001

Common Stock, par value $2.50 13,587,006

per share

AmeriServ Financial, Inc.

INDEX

Page No.

PART I. FINANCIAL INFORMATION:

Consolidated Balance Sheet -

June 30, 2001, December 31, 2000,

and June 30, 2000 4

Consolidated Statement of Income -

Three and Six Months Ended June 30, 2001,

and 2000 5

Consolidated Statement of Changes

in Stockholders' Equity -

Six Months Ended

June 30, 2001, and 2000 7

Consolidated Statement of Cash Flows -

Six Months Ended

June 30, 2001, and 2000 8

Notes to Consolidated Financial

Statements 9

Management's Discussion and Analysis

of Consolidated Financial Condition

and Results of Operations 25

Part II. Other Information 44

AMERISERV, INC. SERVICE AREA

MN
WI
MI
NY
PA
NJ
DE
MD
DC
CA
IL
IN
OH
WV
VA
KY
AZ
AR
SC
GA
MS
AL
TX
FL

AMERISERV FINANCIAL
A full financial services presence in seven Pennsylvania counties.

STANDARD MORTGAGE CORPORATION OF GEORGIA
Residential Mortgage servicer.
GA

AMERISERV LEASING
Commercial leasing services.
AL, AR, CA, DE, FL, IL, IN, KY, MD, MI, MN, MS, NJ, NY, OH, PA, SC, TX, VA, WV, WI, and Washington D.C.

AMERISERV ASSOCIATES, INC.
Investment consultant for the financial industry.
MI, OH, and PA

ERECT and BUILD FUND Operations
Trust management of union controlled pension fund assets.
IN, MI, OH, PA and WV

AMERISERV LIFE INSURANCE COMPANY
Life, accident and health insurance for personal loans.
AZ and PA

Pennsylvania counties served by AmeriServ Financial, Inc. affiliates

Key

- ■ AmeriServ Financial Offices
- ★ AmeriServ Financial Loan Store
- ● AmeriServ Associates, Inc.
- ▲ Red Eagle Associates
- ◆ Mt. Nittany Mortgage
- ▮ AmeriServ Mortgage Company
- ✪ AmeriServ Trust & Financial Services Company
- ▼ AmeriServ Financial Union Specialty Office
- ▽ AmeriServ Financial Union Specialty Office (scheduled opening November, 2001)

CENTRE
State College
ALLEGHENY
Pittsburgh
CAMBRIA
Altoona
BLAIR
DAUPHIN
Greensburg
WESTMORELAND
Johnstown
four offices
Harrisburg
SOMERSET

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEET

(In thousands)
	June 30,	December 31,	June 30,
	_ 2001_	2000	2000
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$ 37,362	$ 35,109	$ 20,844
Interest bearing deposits with banks	1,375	763	100
Investment securities:
Available for sale	654,716	550,232	577,911
Loans held for sale	6,559	9,637	17,310
Loans	573,344	588,646	605,808
Less: Unearned income	8,980	8,012	8,613
Allowance for loan losses	5,462	5,936	5,313
Net loans	558,902	574,698	591,882
Premises and equipment	13,199	13,530	13,669
Accrued income receivable	8,391	8,593	9,268
Mortgage servicing rights	9,086	9,911	12,706
Goodwill and core deposit intangibles	18,692	20,058	21,431
Bank owned life insurance	26,663	26,042	25,460
Other assets	6,430	5,688	9,217
TOTAL ASSETS	$ 1,341,375	$ 1,254,261	$ 1,299,798

LIABILITIES
Non-interest bearing deposits	$ 81,896	$ 89,057	$ 93,901
Interest bearing deposits	584,477	570,007	573,151
Total deposits	666,373	659,064	667,052
Federal funds purchased and securities sold under
agreements to repurchase	8,390	8,096	22,894
Other short-term borrowings	116,463	42,989	98,045
Advances from Federal Home Loan Bank	417,128	413,351	398,362
Guaranteed junior subordinated deferrable interest debentures	34,500	34,500	34,500
Long-term debt	707	1,644	3,764
Total borrowed funds	577,188	500,580	557,565

Other liabilities	19,465	16,210	6,637
TOTAL LIABILITIES	1,263,026	1,175,854	1,231,254

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 17,641,112 shares issued and 13,550,193 outstanding on June 30, 2001; 17,542,724 shares issued and 13,451,805 outstanding on December 31, 2000; 17,428,784 shares issued and 13,337,865 outstanding on June 30, 2000	44,103	43,857	43,549
Treasury stock at cost, 4,090,919 shares on June 30, 2001; 4,090,919 shares on December 31, 2000; and 4,090,919 shares on June 30, 2000	(65,824)	(65,824)	(65,824)
Surplus	66,203	66,016	65,838
Retained earnings	37,138	38,238	41,559
Accumulated other comprehensive income (loss)	(3,271)	(3,880)	(16,578)
TOTAL STOCKHOLDERS' EQUITY	78,349	78,407	68,544
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,341,375	$ 1,254,261	$ 1,299,798

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000
INTEREST INCOME
Interest and fees on loans and loans held for sale:
Taxable	$ 10,612	$ 12,079	$ 21,900	$ 33,756
Tax exempt	507	533	918	1,189
Deposits with banks	175	46	288	79
Federal funds sold	5	-	12	-
Investment securities:
Available for sale	9,698	9,715	19,053	28,821
Total Interest Income	20,997	22,373	42,171	63,845

INTEREST EXPENSE
Deposits	5,547	5,875	11,517	16,713
Federal funds purchased and securities sold under agreements to repurchase	33	578	84	1,418
Other short-term borrowings	543	1,980	1,091	3,770
Advances from Federal Home Loan Bank	6,940	5,437	13,680	17,260
Guaranteed junior subordinated deferrable interest debentures	740	740	1,480	1,480
Long-term debt	18	25	28	107
Total Interest Expense	13,821	14,635	27,880	40,748

NET INTEREST INCOME	7,176	7,738	14,291	23,097
Provision for loan losses	330	174	645	423

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,846	7,564	13,646	22,674

NON-INTEREST INCOME
Trust fees	1,204	1,232	2,451	2,556
Net realized gains (losses) on investment securities	253	(17)	634	(906)
Net realized gains on loans held for sale	170	423	346	731
Wholesale cash processing fees	-	-	-	120
Service charges on deposit accounts	482	455	947	1,325
Net mortgage servicing fees	88	243	209	433
Bank owned life insurance	308	289	621	726
Other income	1,151	1,666	2,778	3,207
Total Non-Interest Income	3,656	4,291	7,986	8,192

NON-INTEREST EXPENSE
Salaries and employee benefits	4,716	5,073	9,563	13,257
Net occupancy expense	651	692	1,402	1,980
Equipment expense	685	795	1,497	1,949
Professional fees	682	582	1,365	1,447
Supplies, postage and freight	365	381	763	1,044
Miscellaneous taxes and insurance	371	345	707	861
FDIC deposit insurance expense	31	34	62	96
Amortization of goodwill and core deposit intangibles	683	693	1,366	1,485
Impairment charge (credit) for mortgage servicing rights	141	-	508	(55)
Spin-off costs	-	1,632	-	2,225
Other expense	1,383	1,539	2,735	4,474
Total Non-Interest Expense	$ 9,708	$ 11,766	$ 19,968	$ 28,763

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

Unaudited
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

INCOME BEFORE INCOME TAXES	$ 794	$ 89	$ 1,664	$ 2,103
Provision (benefit) for income taxes	156	79	330	(518)

NET INCOME	$ 638	$ 10	$ 1,334	$ 2,621

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.05	$ -	$ 0.10	$ 0.20
Average shares outstanding	13,543,592	13,331,915	13,519,640	13,325,441
Diluted:
Net income	$ 0.05	$ -	$ 0.10	$ 0.20
Average shares outstanding	13,559,755	13,333,903	13,522,528	13,327,922
Cash dividends declared	$ 0.09	$ 0.09	$ 0.18	$ 0.24

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

Unaudited