Form 10-Q/A
period 2001-06-30
AMERISERV FINANCIAL INC /PA/
filed 2001-08-10
CIK 707605

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

and 2000 5

Consolidated Statement of Changes

in Stockholders' Equity -

Six Months Ended

June 30, 2001, and 2000 7

Consolidated Statement of Cash Flows -

Six Months Ended

June 30, 2001, and 2000 8

Notes to Consolidated Financial

Statements 9

Management's Discussion and Analysis

of Consolidated Financial Condition

and Results of Operations 25

Part II. Other Information 44

See attached Map file for service area map.

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

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

Unaudited
	June 30, 2001	June 30, 2000

PREFERRED STOCK

Balance at beginning of period	$ -	$ -
Balance at end of period	-	-

COMMON STOCK

Balance at beginning of period	43,857	43,476
New shares issued	246	73
Balance at end of period	44,103	43,549

TREASURY STOCK

Balance at beginning of period	(65,824)	(65,725)
Treasury stock, at cost	-	(99)
Balance at end of period	(65,824)	(65,824)

CAPITAL SURPLUS

Balance at beginning of period	66,016	65,686
New shares issued	187	152
Balance at end of period	66,203	65,838

RETAINED EARNINGS

Balance at beginning of period	38,238	104,294
Net income	1,334	2,621
Spin-off of Three Rivers Bank	-	(62,156)
Cash dividends declared	(2,434)	(3,200)
Balance at end of period	37,138	41,559

ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

Balance at beginning of period	(3,880)	(35,174)
Spin-off of Three Rivers Bank	-	17,176
Other comprehensive income(loss), net of tax	609	1,420
Balance at end of period	(3,271)	(16,578)

TOTAL STOCKHOLDERS' EQUITY	$ 78,349	$ 68,544

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2001	2000
OPERATING ACTIVITIES
Net income	$ 1,334	$ 2,621
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	645	423
Depreciation and amortization expense	875	1,165
Amortization expense of goodwill and core deposit intangibles	1,366	1,485
Amortization expense of mortgage servicing rights	754	941
Impairment charge (credit) for mortgage servicing rights	508	(55)
Net amortization of investment securities	812	264
Net realized (gains) losses on investment securities	(634)	906
Net realized gains on loans and loans held for sale	(346)	(731)
Origination of mortgage loans held for sale	(11,875)	(118,009)
Sales of mortgage loans held for sale	20,161	134,890
Decrease in accrued income receivable	202	577
Decrease in accrued expense payable	(1,196)	(1,836)
Net cash provided by operating activities	12,606	22,641

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(297,256)	(40,696)
Proceeds from maturities of investment securities and
other short-term investments - available for sale	84,978	85,039
Proceeds from sales of investment securities and
other short-term investments - available for sale	111,241	125,646
Long-term loans originated	(59,194)	(85,136)
Loans held for sale	(6,559)	(17,310)
Principal collected on long-term loans	94,184	82,582
Loans purchased or participated	(24,710)	(12,550)
Loans sold or participated	6,650	4,429
Net increase in credit card receivable and other short-term loans	(82)	(705)
Purchases of premises and equipment	(979)	(2,715)
Sale/retirement of premises and equipment	435	1,523
Net decrease in assets held in trust for collateralized mortgage obligation	-	1,726
Net increase in mortgage servicing rights	(437)	(82)
Net increase in other assets	(4,379)	(10,765)
Net cash (used) provided by investing activities	(96,108)	130,986

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	88,100	187,912
Payments for maturing certificates of deposit	(76,423)	(190,247)
Net (decrease) increase in demand and savings deposits	(4,368)	18,291
Net increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	73,768	63,012
Net principal borrowings (repayments) of advances from
Federal Home Loan Bank	3,777	(238,761)
Repayments of long-term debt	(937)	(1,177)
Common stock cash dividends paid	(2,434)	(3,200)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(1,458)	(1,458)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	433	225
Purchases of treasury stock	-	(99)
Net increase (decrease) in other liabilities	5,909	(5,636)
Net cash provided (used) by financing activities	86,367	(171,138)

Net transfer to Three Rivers Bank	-	(16,979)
NET INCREASE (DECREASE) IN CASH EQUIVALENTS	2,865	(34,490)
CASH EQUIVALENTS AT JANUARY 1	35,872	55,434
CASH EQUIVALENTS AT JUNE 30	$ 38,737	$ 20,944

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

With respect to the unaudited consolidated financial information of the Company for the three month periods ended June 30, 2001, and 2000, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated July 13, 2001, appearing herein. This report does not express an opinion on the interim unaudited consolidated financial information. Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those that would have been necessary if its report had not been included. The December 31, 2000, numbers are derived from audited financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3. Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and dilutive common stock equivalent shares. Treasury shares are treated as retired for earnings per share purposes.

4. Comprehensive Income

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cashflow hedges. The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

Three Months Ended Six Months Ended

June 30, June 30,
	2001	2000	2001	2000
Net income	$ 638	$ 10	$ 1,334	$ 2,621

Cumulative effect of change in accounting principle, net of tax	-	-	(1,014)	-

Other comprehensive income, before tax:

Unrealized holding gains (losses) on derivatives designated and qualified as cashflow hedges	293	-	(1,089)	-
Unrealized holding (losses) gains on investment securities	(2,345)	2,047	4,220	987
Reclassification adjustment for gains(losses)
included in net income	253	(17)	634	(906)
Other comprehensive income(loss) before tax	(2,305)	2,064	2,497	1,893
Income tax expense(benefit) related to items
of other comprehensive income	(807)	516	874	473
Other comprehensive income(loss), net of tax	(1,498)	1,548	609	1,420
Comprehensive (loss) income	$ (860)	$ 1,558	$ 1,943	$ 4,041

5. Consolidated Statement of Cash Flows

On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $5,000 in income tax payments in the first six months of 2001 as compared to $815,000 for the first six months of 2000. Total interest expense paid amounted to $29,076,000 in 2001's first six months compared to $48,500,000 in the same 2000 period.

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

Investment securities available for sale:

June 30, 2001

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gains	Losses	Value
U.S. Treasury	$ 11,647	$ 5	$ -	$ 11,652
U.S. Agency	3,740	16	-	3,756
State and municipal	38,298	38	(601)	37,735
U.S. Agency mortgage-backed
Securities	547,840	1,713	(2,852)	546,701
Other securities	55,537	39	(704)	54,872
Total	$ 657,062	$ 1,811	$ (4,157)	$ 654,716

Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A." At June 30, 2001, 96.4% the portfolio was rated "AAA" compared to 96.3% at June 30, 2000. Approximately 2.3% of the portfolio was rated below "A" or unrated on June 30, 2001.

7. Loans Held for Sale

At June 30, 2001, $6,559,000 of newly originated fixed-rate residential mortgage loans were classified as "held for sale." It is management's intent to sell these residential mortgage loans during the next several months. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value. Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

8. Loans

The loan portfolio of the Company consists of the following (in thousands):
	June 30,	December 31,	June 30,
	2001	2000	2000
Commercial	$ 143,236	$ 116,615	$ 118,650
Commercial loans secured
by real estate	174,536	193,912	205,143
Real estate - mortgage	222,487	242,370	247,275
Consumer	33,085	35,749	34,740
Loans	573,344	588,646	605,808
Less: Unearned income	8,980	8,012	8,613
Loans, net of unearned income	$ 564,364	$ 580,634	$ 597,195

Real estate-construction loans comprised 2.1% of total loans net of unearned income at June 30, 2001. The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

		Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000
Balance at beginning of period	$ 6,023	$ 10,446	$ 5,936	$10,350
Reduction due to spin-off of TRB	-	(5,028)	-	(5,028)
Charge-offs:
Commercial	875	13	895	184
Real estate-mortgage	9	400	155	669
Consumer	65	48	201	115
Total charge-offs	949	461	1,251	968
Recoveries:
Commercial	6	-	13	37
Real estate-mortgage	1	139	19	410
Consumer	51	43	100	89
Total recoveries	58	182	132	536

Net charge-offs	891	279	1,119	432
Provision for loan losses	330	174	645	423
Balance at end of period	$ 5,462	$ 5,313	$ 5,462	$ 5,313

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.65%	0.18%	0.40%	0.10%
Annualized provision for loan losses	0.24	0.11	0.23	0.10
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	0.96	0.86	0.96	0.86
Total classified loans	$6,419	$10,506	$6,419	$10,506

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 29 and 39, respectively.)

10. Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $8,016,000 and $1,916,000 being specifically identified as impaired and a corresponding allocation reserve of $331,000 and $125,000 at June 30, 2001, and June 30, 2000, respectively. The average outstanding balance for loans being specifically identified as impaired was $5,558,000 for the first six months of 2001 compared to $2,203,000 for the first six months of 2000. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. The interest income recognized on impaired loans during the first six months of 2001 was $414,000, and there was no income recognized in the first six months of 2000.

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
		June 30, 2001		December 31, 2000		June 30, 2000
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category		Category		Category
	Amount	to Loans	Amount	to Loans	Amount	to Loans
Commercial	$ 1,065	25.1%	$ 1,390	19.8%	$ 846	19.3%
Commercial
loans secured
by real estate	1,184	30.6	1,465	32.8	1,577	33.4
Real Estate -
mortgage	389	40.1	390	42.7	405	43.1
Consumer	535	4.2	506	4.7	496	4.2
Allocation to
general risk	2,289	-	2,185	-	1,989	-
Total	$ 5,462	100.0%	$ 5,936	100.0%	$ 5,313	100.0%

Even though real estate-mortgage loans comprise approximately 40% of the Company's total loan portfolio, only $389,000 or 7.1% of the total allowance for loan losses is allocated against this loan category. The real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors. While the dollar allocations for the commercial portfolios declined from year-end as a direct result of the Company not having to allocate for a specific problem trucking lease at June 30, 2001, the Company has strengthened its formula driven allocations for the commercial portfolios during 2001. Factors considered by the Company that led to increased allocations to the commercial segments of the portfolio included: the slowing of the national and regional economies which began in the second half of 2000, the increase in concentration risk among our 25 largest borrowers compared to total loans and the overall growth in the average size associated with these credits.

At June 30, 2001, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio. The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 9.)

  Non-performing Assets

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and (iii) other real estate owned (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets). All loans, except for loans that are insured for credit loss, are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received.

The following table presents information concerning non-performing assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2001	2000	2000

Non-accrual loans	$ 2,045	$ 5,803	$ 3,601
Loans past due 90
days or more	95	-	19
Other real estate owned	1,680	158	477
Total non-performing assets	$ 3,820	$ 5,961	$ 4,097
Total non-performing
assets as a percent
of loans and loans
held for sale, net
of unearned income,
and other real estate owned	0.67%	1.01%	0.67%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Interest income due in accordance
with original terms	$ 94	$ 21	$ 188	$ 144
Interest income recorded	-	(1)	-	(68)
Net reduction in interest income	$ 94	$ 20	$ 188	$ 76

12. Derivative Hedging Instruments

Policies

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". At June 30, 2001, the Company had recorded current liabilities of $2,648,000 and a decrease in other comprehensive income of $1,722,000, net of tax, as a result of this standard. Floating to fixed rate interest swap agreements, designated as cash flow hedges, hedge the Company's floating rate debt and expire at various dates through April 15, 2002. The fair value of these contracts is recorded in the Company's balance sheet, with the offset to accumulated other comprehensive loss, net of tax.

Borrowed Funds Hedges

The Company has entered into several interest rate swaps to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and 90 days are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to five years. Under the swap agreements, the Company pays a fixed-rate of interest and receives a floating-rate which resets either monthly or quarterly. These interest rate swaps qualify as cashflow hedges for the Company. The following table summarizes the interest rate transactions which impacted the Company's first six months of 2001 performance:

						Increase
			Fixed	Floating		(Decrease)
Notional	Start	Termination	Rate	Rate	Repricing	Of Interest
Amount	Date	Date	Paid	Received	Frequency	Expense
50,000,000	10-25-99	10-25-01	6.41	5.29	Quarterly	282,070
50,000,000	10-25-99	10-25-01	6.42	5.29	Quarterly	282,774
80,000,000	4-13-00	4-15-02	6.93	5.37	Quarterly	625,140
40,000,000	4-11-00	4-13-01	6.25	N/A	Monthly	44,100
						$1,234,084

The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include Mellon Bank, PNC and First Union) in the interest rate swap agreements is remote. The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate caps or floors outstanding at June 30, 2001.

13. Goodwill and Core Deposit Intangible Assets

AmeriServ Financial, Inc.'s balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $10.4 million of goodwill and $8.3 million of core deposit intangible assets on its balance sheet. A rollforward of the Company's intangible asset balances is as follows (in thousands):

Balance at December 31, 2000	$ 20,058
Amortization expense	1,366
Balance at June 30, 2001	$ 18,692

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
Remaining 2001	$ 1,366
2002	2,731
2003	2,731
2004	2,164
2005	2,164
2006 and after	7,536

14. Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at June 30, 2001, (in thousands, except percentages):
Type	Maturing	Amount	Weighted
			Average
			Rate

Open Repo Plus	Overnight	$ 100,031	4.28%

Advances and	2001	145,000	4.62
wholesale repurchase	2002	22,500	5.75
agreements	2003	73,750	5.83
	2004	-	-
	2005 and after	175,878	6.01

Total Advances and		417,128	5.48
wholesale repurchase
agreements

Total FHLB Borrowings		$ 517,159	5.25%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios(set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2001, the Company meets all capital adequacy requirements to which it is subject.

As of June 30, 2001, and 2000, as well as, December 31, 2000, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Company's classification category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 101,981	15.14%	$ 53,904	8.00%	$ 67,380	10.00%
Bank	87,895	13.46	52,255	8.00	65,319	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	88,654	13.16	26,952	4.00	40,428	6.00
Bank	82,516	12.63	26,128	4.00	39,191	6.00
Tier 1 Capital (to Average Assets)
Consolidated	88,654	6.96	50,929	4.00	63,661	5.00
Bank	82,516	6.66	49,582	4.00	61,978	5.00

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

Retail banking includes the deposit-gathering branch franchise along with lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial lending to businesses includes commercial loans, commercial real-estate loans, and commercial leasing (excluding certain small business lending through the branch network). Mortgage banking includes the servicing of mortgage loans. (Note the Company exited the wholesale mortgage production business in the first quarter of 2001.) The trust segment has three primary business divisions, institutional trust, personal trust, and financial services. Institutional trust products and services include 401(k) plans, defined benefit and defined contribution employee benefit plans, individual retirement accounts, and collective investment funds for trade union pension funds. Personal trust products and services include personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Financial services include the sale of mutual funds, annuities, and insurance products. Other fee based businesses include AmeriServ Associates, AmeriServ Life, and several other smaller fee generating business lines such as a debt collection agency. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures and corporate debt, and centralized interest rate risk management.

The contribution of the major business segments to the consolidated results for the first six months of 2001 and 2000 were as follows (in thousands, except ratios):
June 30, 2001	Net income	Risk adjusted return on equity	Total assets
Retail banking	$2,177	17.4%	$399,775
Commercial lending	970	12.8	256,613
Mortgage banking	(728)	(25.6)	25,373
Trust	480	31.9	1,829
Other fee based	108	11.9	3,069
Investment/Parent	(1,673)	(12.3)	654,716
Total	$ 1,334	3.4%	$1,341,375

June 30, 2000	Net income	Risk adjusted return on equity	Total assets
Retail banking	$ 1,335	10.8%	$ 394,627
Commercial lending	2,189	16.5	285,184
Mortgage banking	(434)	(11.3)	36,962
Trust	495	32.3	1,775
Other fee based	156	19.8	3,339
Investment/Parent	(1,120)	(8.5)	577,911
Total	$ 2,621	5.8%	$1,299,798

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

Pro Forma Condensed Consolidated Statements of Income for the full year ending December 31, 2000 (in thousands, except per share data, unaudited)

	AmeriServ Financial, Inc.	Three Rivers Bancorp			AmeriServ Financial, Inc.
	Historical	Historical			Pro Forma
	December 31,	December 31,			December 31,
	2000	2000	Adjustment		2000

Total interest income	$ 107,298	$ 18,100	$ -		$ 89,198
Total interest expense	69,839	11,011			58,828
Net interest income	37,459	7,089			30,370
Provision for loan losses	2,096	150			1,946
Net interest income after
Provision for loan losses	35,363	6,939			28,424
Total non-interest income	16,609	623			15,986
Total non-interest expense	51,734	6,589	117	(A)	45,262
Income (loss)before income taxes	238	973	(117)		(852)
Benefit for income taxes	(1,478)	(477)	(35)	(B)	(1,036)
Net income (loss)	$ 1,716	$ 1,450	$ (82)		$ 184

Diluted earnings per share	$ 0.13	-	$(0.11)		$ 0.02
Average shares outstanding	13,374	-	-		13,374

Pro Forma Condensed Consolidated Statements of Income for the six months ending June 30, 2000 (in thousands, except per share data, unaudited)

	AmeriServ Financial, Inc.	Three Rivers Bancorp			AmeriServ Financial, Inc.
	Historical	Historical			Pro Forma
	June 30,	March 31,			June 30,
	2000	2000	Adjustment		2000

Total interest income	$ 63,845	$ 18,100	$ -		$ 45,745
Total interest expense	40,748	11,011			29,737
Net interest income	23,097	7,089			16,008
Provision for loan losses	423	150			273
Net interest income after
Provision for loan losses	22,674	6,939			15,735
Total non-interest income	8,192	623			7,569
Total non-interest expense	28,763	6,589	117	(A)	22,291
Income (loss)before income taxes	2,103	973	(117)		1,013
Benefit for income taxes	(518)	(477)	(35)	(B)	(76)
Net income (loss)	$ 2,621	$ 1,450	$ (82)		$ 1,089

Diluted earnings per share	$ 0.20	-	$(0.12)		$ 0.08
Average shares outstanding	13,328	-	-		13,328

Notes to unaudited pro forma condensed consolidated financial statements:

  To record the additional incremental expenses AmeriServ Financial, Inc. incurred that were previously allocated to and paid by Three Rivers Bank.

  To record the income tax impact of the above expenses at the statutory tax rate.

  Subsequent Events

AmeriServ Financial Agrees to Sell Coalport Office to CSB Bank

On July 12, 2001, the Company announced that it reached a definitive agreement for the sale of AmeriServ Financial's Coalport banking office to CSB Bank of Curwensville. The acquisition should close before Sept. 30, 2001, subject to receipt of regulatory approval.

AmeriServ Financial has previously announced strategic plans to focus its retail brand initiative on expanding geographically eastward in Pennsylvania, and into markets with a high concentration of union activity. As the only AmeriServ Financial office in Clearfield County, the Coalport Office no longer strategically fits the new and expanding geographic footprint for AmeriServ Financial.

Financial terms of the Coalport office sales agreement between AmeriServ Financial and CSB Bank include the assumption of approximately $17 million of deposits by CSB Bank and the payment of an 8.875% premium.

AmeriServ Financial, Inc. Announces Plans To Open Pittsburgh Branch Office

On July 18, 2001, AmeriServ Financial announced plans to continue its geographic expansion by opening a branch office in downtown Pittsburgh. The full service office will primarily cater to the financial needs of unions and their members. The opening for this second unique union specialty office, subject to regulatory approval, is scheduled for November 2001. The Company recently opened its first union specialty branch in Harrisburg, PA on July 30, 2001.

AmeriServ Financial's office will be located in the lobby of the United Steelworkers of America (USWA) International headquarters at Five Gateway Center. AmeriServ is one of only 13 union affiliated banks in the country. The USWA represents about 70 percent of the bank's employees.

The Company separated from non-unionized affiliate Three Rivers Bank of Monroeville in April 2000, in part to promote its own union affiliations and to attract greater union business. These two new specialty offices will service any business, individual, or organization whether union or non-union. The uniqueness of these specialty offices is the chosen location within an area of concentrated union presence, the offering of tailored financial services to meet union needs as delivered by union bankers, and the dedicated outreach calling program to build union business.

Included in the unique union services available through the new office are the ERECT and BUILD Funds. These funds pool union retirement dollars and invest them into construction projects that create new jobs for the union trades. AmeriServ Trust and Financial Services Company, administers the ERECT and BUILD Funds. Today more than $144 million are invested in these union funds. Several unions headquartered in Pittsburgh are already participating in the popular ERECT Fund. The AmeriServ trust affiliate also administers other trust services and 401(k) programs for Pittsburgh-based union organizations.

The opening of the Pittsburgh office will coincide with the launch of a fully transactional Internet site. The Internet site will support AmeriServ Financial's expansion into these new geographic areas. AmeriServ Financial's Call Center also expanded their person-to-person toll-free service hours last year, providing additional convenience to customers from any location.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

("M.D.& A.")

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios). Operating earnings exclude $1.4 million of after-tax costs related to the successful spin-off of Three Rivers Bank that was completed on April 1, 2000.

	Three Months Ended	Three Months Ended
	June 30, 2001	June 30, 2000
Net income	$ 638	$ 10
Diluted earnings per share	0.05	-
Cash earnings per share	0.09	0.04
Return on average equity	3.26%	0.06%
Return on average assets	0.20	-
Operating earnings	$638	$1,414
Operating earnings per diluted share	0.05	0.11

The Company's net income for the second quarter of 2001 totaled $638,000 or $0.05 per diluted share. The second quarter 2001 financial performance represents an increase from the $10,000 or $0.00 per diluted share actual performance for the second quarter of 2000. Cash earnings per share increased from $0.04 in the second quarter of 2000 to $0.09 in the second quarter of 2001.

Lower non-interest expense was the primary factor contributing to the higher net income in the second quarter of 2001. The Company's total non-interest expense declined by $2.1 million on an actual basis and $426,000 on an operating basis(excludes spin-off costs) from the second quarter of 2000. Almost every major expense category declined between periods with the largest decrease of $357,000 occurring in salaries and employee benefits due to 12 fewer employees and reduced medical insurance costs. The lower number of employees and reduced expense levels primarily reflect the Company's exit from the wholesale mortgage production business which was completed at the end of the first quarter 2001.

Factors that negatively impacted the second quarter 2001 financial performance included reduced net interest income, an increased provision for loan losses, and lower non-interest income. A 13 basis point reduction in the net interest margin and a reduced level of earning assets caused net interest income to decline by $562,000 from the second quarter 2000 level. The provision for loan losses was $156,000 higher in the second quarter of 2001. This increased provision reflects the Company's ongoing efforts to strengthen its allowance for loan losses due in part to the slowdown in the economy which began in the second half of 2000 and accelerated in the first half of 2001. Non-interest income dropped by $635,000 as increased gains on investment security sales were more than offset by reduced mortgage banking revenues.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table compares the Company's net interest income performance for the second quarter of 2001 to the second quarter of 2000 (in thousands, except percentages):
	Three Months Ended June 30,	Three Months Ended June 30,	$ Change	% Change
	2001	2000
Interest income	$ 20,997	$ 22,373	$(1,376)	(6.2)
Interest expense	13,821	14,635	(814)	(5.6)
Net interest income	7,176	7,738	(562)	(7.3)
Tax-equivalent adjustment	322	368	(46)	(12.5)
Net tax-equivalent interest income	$ 7,498	$ 8,106	$(608)	(7.5)

Net interest margin	2.47%	2.60%	(0.13)	N/M

N/M - not meaningful

The Company's net interest income on a tax-equivalent basis decreased by $608,000 or 7.5% from the 2000 second quarter due to a combination of a reduced net interest margin and a lower volume of earning assets. A 13 basis point drop in the net interest margin was caused by the earning asset yield declining to a greater extent than the cost of funds. The lower volume of earning assets resulted from a drop in average loans which more than offset growth of investment securities.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax equivalent interest income for the second quarter of 2001 decreased by $1.4 million or 6.3% when compared to the same 2000 quarter. This decrease was due in part to a 29 basis point decline in the earning asset yield to 7.09%. Within the earning asset base, the yield on the total investment securities portfolio dropped by 18 basis points to 6.26% while the yield on the total loan portfolio decreased by 13 basis points to 8.15%. Both of these declines reflect the lower interest rate environment in place in 2001 as the Federal Reserve has reduced the federal funds rate by 275 basis points during the first half of 2001 in an effort to stimulate economic growth.

The remainder of the decline in interest income is due to the previously mentioned decrease in the volume of earning assets. Total average earning assets were $31 million lower in the second quarter of 2001 due to a $62 million or 10.1% decrease in total loans which more than offset $31 million of growth in investment securities and time deposits with banks. Within the loan portfolio, $24 million of the decline in average loans outstanding resulted from the Company's decision to exit the wholesale mortgage production business. The remainder of the decline is due to loan pay-offs exceeding new production as the lower interest rate environment has escalated prepayment speeds. The second quarter began to show a stabilization in prepayment activity. Given the stabilized prepayment activity and recent increases in the loan pipeline, the Company expects to reverse this trend and grow the loan portfolio in the second half of 2001. The growth in investment securities reflects the Company reactivating its investment securities leverage program due to a steepening in the treasury yield curve and the sharp decline in short term interest rates. The Company is better able to execute an investment portfolio leverage program under this type of interest rate scenario.

The Company's total interest expense for the second quarter of 2001 decreased by $814,000 or 5.6% when compared to the same 2000 quarter. This reduction in interest expense was due to a combination of a lower volume of interest bearing liabilities and a reduced cost of funds. Total interest bearing liabilities were $39 million lower in the second quarter of 2001 as less borrowed funds were needed to fund the smaller earning asset base. The total cost of funds declined by 12 basis points to 4.98% and was driven down by a reduced cost of deposits. Specifically, the cost of interest bearing deposits decreased by 27 basis points to 3.84% due to a lower cost for money market deposits. The lower deposit costs did not have any negative impact on the Company's deposit generation strategies as total deposits were $5.4 million higher in the second quarter of 2001 as compared to the same 2000 quarter. One factor contributing to the deposit growth was the opening of a full service office in State College that brought in approximately $1.8 million of new deposits.

The Company's cost of FHLB advances and other short term borrowings averaged 6.09% in the second quarter of 2001 compared to 6.0% in the second quarter of 2000. The modest increase in borrowing cost during a period of declining interest rates reflects strategies previously executed by the Company to hedge and fix its borrowings cost. The Company does expect to experience a favorable downward repricing of its borrowings in October 2001 as $100 million of hedges that have fixed the cost of borrowings at 6.42% are scheduled to mature. This repricing combined with anticipated loan growth should cause net interest margin expansion in the second half of 2001.

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

Three Months Ended June 30 (In thousands, except percentages)
		2001			2000
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held For sale, net of unearned income	$ 549,930	$ 11,319	8.15%	$ 611,941	$ 12,789	8.28%
Deposits with banks	21,076	175	3.28	4,048	46	4.49
Federal funds sold	502	5	4.27	-	-	-
Total investment securities	627,956	9,820	6.26	614,042	9,906	6.44
Total interest earning assets/interest income	1,199,464	21,319	7.09	1,230,031	22,741	7.38
Non-interest earning assets:
Cash and due from banks	19,681			21,057
Premises and equipment	13,248			13,587
Other assets	65,392			57,272
Allowance for loan losses	(5,874)			(5,508)
TOTAL ASSETS	$1,291,911			$1,316,439

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 48,277	$ 120	1.00%	$ 48,808	$ 121	1.00%
Savings	93,089	351	1.51	98,885	370	1.50
Money markets	135,927	989	2.92	128,512	1,523	4.77
Other time	301,698	4,087	5.43	299,165	3,861	5.19
Total interest bearing deposits	578,991	5,547	3.84	575,370	5,875	4.11
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	61,717	576	3.74	171,546	2,558	5.90
Advances from Federal Home Loan Bank	432,992	6,940	6.43	364,576	5,437	6.00
Guaranteed junior subordinated deferrable interest debentures	34,500	740	8.58	34,500	740	8.58
Long-term debt	3,183	18	2.27	3,922	25	2.56
Total interest bearing liabilities/interest expense	1,111,383	13,821	4.98	1,149,914	14,635	5.10
Non-interest bearing liabilities:
Demand deposits	87,569			85,781
Other liabilities	14,427			13,080
Stockholders' equity	78,532			67,664
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,291,911			$1,316,439
Interest rate spread			2.10			2.27
Net interest income/ net interest margin		7,498	2.47%		8,106	2.60%
Tax-equivalent adjustment		(322)			(368)
Net Interest Income		$ 7,176			$ 7,738

.....PROVISION FOR LOAN LOSSES..... The Company's provision for loan losses for the second quarter of 2001 totaled $330,000 or 0.24% of average total loans compared to a provision of $174,000 or 0.11% of average total loans in the second quarter of 2000. Net charge-offs were also higher in the second quarter of 2001 totaling $891,000 or 0.65% of total loans compared to $279,000 or 0.18% of total loans in the second quarter 2000. The higher net charge-offs in the 2001 second quarter reflect an $875,000 charge-off on a problem commercial trucking lease described in previous filed reports. This charge-off was slightly less than the previously disclosed specific allocation within the loan loss reserve of $900,000 that had been established for this credit. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note 9 and the Allowance for Loan Losses section of the MD&A.) The Company expects to continue to strengthen its allowance for loan losses in the year 2001 with particular emphasis on increasing its coverage of non-performing assets given the slowing economy. Between December 31, 2000 and June 30, 2001, the Company's loan loss reserve coverage of non-performing assets improved from 100% to 143%.

.....NON-INTEREST INCOME..... Non-interest income for the second quarter of 2001 totaled $3.7 million which represented a $635,000 decrease from the second quarter 2000 performance. Factors contributing to the lower non-interest income in 2001 included:

a $253,000 decrease in gains realized on loans held for sale due to the Company's exit from the wholesale mortgage production business which was completed at the end of the first quarter of 2001. As previously disclosed in the Company's 2000 10K, the Company exited wholesale mortgage production because it lacked the scale necessary to profitably compete in this line of business.

a $515,000 decrease in other income due to a $220,000 decline in mortgage processing fees(due to the wholesale production exit), a $122,000 drop in fees due to a decline in certain outsourced services that previously had been provided to Three Rivers Bank, and a $54,000 reduction in premium income from insurance sales.

a $270,000 increase in gains realized on the sale of investment securities in the second quarter of 2001 due to the sale of mortgage-backed securities that were projected to experience accelerated prepayments as a result of the downward movements in interest rates. The Company used the proceeds from these sales to reinvest in shorter duration securities.

a $155,000 decrease in net mortgage servicing fees due to fewer loans serviced and increased amortization expense on mortgage servicing rights due to accelerated prepayment speeds on mortgage loans resulting from the lower interest rate environment. These accelerated prepayment speeds were also responsible for the recognition of a $141,000 impairment charge for mortgage servicing rights that is included in non-interest expense for the second quarter 2001.

.....NON-INTEREST EXPENSE..... Non-interest expense for the second quarter of 2001 totaled $9.7 million which represented a $2.1 million decrease from the second quarter 2000 performance. Factors contributing to the lower non-interest expense in 2001 included:

  there were $1.6 million in pre-tax costs related to the Three Rivers Bank spin-off recognized in the second quarter of 2000 compared to none in the second quarter of 2001.

  a $357,000 or 7.0% decrease in salaries and employee benefits in the second quarter of 2001. This decline is due to 12 fewer FTE employees, reduced medical insurance premiums, and lower incentive compensation. The lower employee base resulted primarily from the Company's exit from the wholesale mortgage production business and fewer employees at the Parent Company after the Three Rivers Bank spin-off.

  a $156,000 decline in other expense due in part to the reversal of $103,000 in costs previously accrued for the wholesale mortgage production exit that were not realized. The Company did incur approximately $200,000 of costs associated with its name change to AmeriServ Financial in the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios). The Company successfully spun-off its Three Rivers Bank subsidiary on April 1, 2000. Consequently, the Company's financial results for the first half of 2001 exclude Three Rivers Bank while the financial results for the first half of 2000 include Three Rivers Bank for part of the period. The pro forma results for the first six months of 2000 exclude Three Rivers Bank to allow for more meaningful comparability with the first six months of 2001.

		Pro Forma
	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2000
Net income	$ 1,334	$ 1,089	$ 2,621
Diluted earnings per share	0.10	0.08	0.20
Cash earnings per share	0.19	0.17	0.29
Return on average equity	3.43%	3.23%	5.82%
Return on average assets	0.21	0.16	0.28

The Company's net income for the first six months of 2001 totaled $1.3 million or $0.10 per diluted share. The first half 2001 financial performance represents a decrease from the $2.6 million or $0.20 per diluted share actual performance but an increase from the $1.1 million or $0.08 per diluted share pro forma performance for the first six months of 2000. Cash earnings per share for the first six months of 2001 totaled $0.19 compared to $0.17 on a pro forma basis and $0.29 actual for the first six months of 2000.

Factors that contributed to the lower net income in the first half of 2001 included reduced net interest income, an increased provision for loan losses, and higher income tax expense. A 23 basis point reduction in the net interest margin and a reduced level of earning assets caused net interest income to decline by $8.8 million on an actual basis and $1.7 million on a pro forma basis from the first half 2000 level. The provision for loan losses was $222,000 higher on an actual basis and $372,000 higher on a pro forma basis when compared to the first six months of 2000. This increased provision reflects the Company's ongoing efforts to strengthen its allowance for loan losses due in part to the slowdown in the economy which began in the second half of 2000 and accelerated in the first half of 2001. The higher income tax expense reflects a more typical income tax provision in the first half of 2001. The Company benefited from a reduction in income tax expense of $925,000 on an actual basis and $275,000 on a pro forma basis in the first half of 2000 due to the successful conclusion of an Internal Revenue Service examination of the Company's tax returns.

These negative items were partially offset by lower non-interest expenses of $8.8 million on an actual basis and $2.3 million on a pro forma basis in the first half of 2001. The lower non-interest expense was driven primarily by reduced salaries and employee benefit costs and the non-recurrence of $2.2 million in costs incurred for the Three Rivers Bank spin-off during the first six months of 2000.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first six months of 2001 to the first six months of 2000 on both an actual and pro forma basis (in thousands, except percentages):
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2001	2000	2000
	Actual	Pro Forma	Actual
Interest income	$ 42,171	$ 45,745	$ 63,845
Interest expense	27,880	29,737	40,748
Net interest income	14,291	16,008	23,097
Tax-equivalent adjustment	591	818	1,025
Net tax-equivalent interest income	$ 14,882	$ 16,826	$ 24,122

Net interest margin	2.47%	2.63%	2.70%

The Company's net interest income on a tax-equivalent basis decreased by $1.9 million or 11.6% from the pro forma 2000 first six months due to a combination of a reduced net interest margin and a lower volume of earning assets. A 16 basis point drop in the net interest margin was caused by a 15 basis point decrease in the earning asset yield combined with a six basis point increase in the cost of funds. The lower volume of earning assets resulted from a reduced volume of investment securities due to the Company's decision to delever the balance sheet throughout the year 2000 and the previously discussed decline in average loans outstanding. The trends noted on a pro forma basis were also experienced on an actual basis with the volume of earning asset shrinkage magnified due to the spin-off of Three Rivers Bank. On an actual basis tax-equivalent net interest income declined by $9.2 million or 38.3%.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first six months of 2001 decreased by $3.8 million or 8.2% when compared to the same 2000 pro forma period. This decrease was due predominantly to the previously mentioned decline in the volume of earning assets. Total average earning assets were $76 million lower in the first half of 2001 due to a $27 million or 4.2% decrease in investment securities and a $51 million or 8.4% decline in total loans. Through the majority of 2000, management delevered the securities portfolio through a combination of securities sales and cash flow from mortgage-backed securities pay-downs. The Company used this cash from the securities portfolio to paydown short-term borrowings and reduce the Company's exposure to higher short-term interest rates. However, beginning in the fourth quarter of 2000 and continuing throughout the first half of 2001, the Company resumed purchasing investment securities due to a steepening in the treasury yield curve and a sharp decline in short term interest rates. The previously discussed factors responsible for the decrease in average total loans on a quarterly basis also explain the decrease in loans for the six month period.

Interest income was also negatively impacted by a 15 basis point decline in the earning asset yield to 7.22%. Within the earning asset base, the yield on the total investment securities portfolio dropped by 16 basis points to 6.34% while the yield on the total loan portfolio decreased by seven basis points to 8.21%. Both of these declines reflect the lower interest rate environment in place in 2001 which has caused the downward repricing of floating rate assets and the reinvestment of cash received on higher yielding prepaying assets into assets with lower interest rates.

The Company's total interest expense for the first six months of 2001 decreased by $1.9 million when compared to the same 2000 pro forma period. This reduction in interest expense was due entirely to a lower volume of interest bearing liabilities (particularly borrowed funds) which more than offset an increase in interest expense resulting from a higher cost of funds. Total borrowed funds were $80 million lower in the first half of 2001 due to the previously discussed balance sheet deleverage strategy. A six basis point increase in the cost of funds reflects higher average costs for borrowings in the first six months of 2001. Specifically, the cost of borrowings was 27 basis points higher and averaged 6.31% while the cost of interest bearing deposits was relatively flat and averaged 4.03%. Given the declines in interest rates that occurred during the first half of 2001, the Company expects that its cost of funds will be meaningfully lower in the second half of 2001 as maturing hedges and deposits will experience downward repricing during this period.

It is recognized that interest rate risk does exist from the Company's use of borrowed funds to purchase investment securities to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed a total of $180 million of hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note 12.) Additionally, the maximum amount of leveraging the Company can execute is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to +\-7.5% and net income variability to +\-20% over a twelve month period. (See further discussion under Interest Rate Sensitivity). At June 30, 2001, the Company was in compliance with all of these internal policy limits.

On a pro forma basis, the net interest income contribution from the leveraged assets declined from $1.5 million in the first six months of 2000 to $174,000 in the first six months of 2001. The total revenue contribution from leverage assets(including investment security gains and losses) amounted to $808,000 in the first half of 2001 compared to $1.1 million for the same pro forma 2000 period. Given the Federal Reserve's moves to decrease short-term interest rates by 275 basis points in the first half of 2001, the Company expects to see improvement in both the net spread earned and total revenue generated from leverage assets beginning in the fourth quarter of 2001.

The tables that follow provide an analysis of net interest income for the six month periods ended June 30, 2001 and June 30, 2000 on both an actual and pro forma basis. For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 27. The pro forma data in the tables excludes Three Rivers Bank.

Six months Ended June 30 (In thousands, except percentages)
		2001 Actual			2000 Actual
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 559,147	$ 23,170	8.21%	$ 848,163	$ 35,309	8.25%
Deposits with banks	16,515	288	3.47	5,557	79	2.80
Federal funds sold	509	12	5.05	-	-	-
Total investment securities	608,412	19,292	6.34	912,015	29,482	6.46
Total interest earning assets/interest income	1,184,583	42,762	7.22	1,765,735	64,870	7.33
Non-interest earning assets:
Cash and due from banks	20,724			29,187
Premises and equipment	13,330			16,232
Other assets	66,037			64,991
Allowance for loan losses	(5,951)			(7,964)
TOTAL ASSETS	$1,278,723			$1,868,181

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 47,420	$ 235	1.00%	$ 69,747	$ 333	0.96%
Savings	92,261	692	1.51	131,191	1,056	1.62
Money markets	136,674	2,369	3.50	154,081	3,327	4.35
Other time	300,310	8,221	5.52	467,568	11,997	5.10
Total interest bearing deposits	576,665	11,517	4.03	822,587	16,713	4.06
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	56,451	1,175	4.20	176,604	5,188	5.91
Advances from Federal Home Loan Bank	429,363	13,680	6.43	593,453	17,260	5.85
Guaranteed junior subordinated deferrable interest debentures	34,500	1,480	8.58	34,500	1,480	8.58
Long-term debt	2,258	28	2.48	5,310	107	4.03
Total interest bearing liabilities/interest expense	1,099,237	27,880	5.11	1,632,454	40,748	5.01
Non-interest bearing liabilities:
Demand deposits	86,486			126,529
Other liabilities	14,537			18,635
Stockholders' equity	78,463			90,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,278,723			$1,868,181
Interest rate spread			2.11			2.32
Net interest income/ net interest margin		14,882	2.47%		24,122	2.70%
Tax-equivalent adjustment		(591)			(1,025)
Net Interest Income		$ 14,291			$ 23,097

Six months Ended June 30 (In thousands, except percentages)
		2001 Actual			2000 Pro Forma
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 559,147	$ 23,170	8.21%	$ 610,363	$ 25,553	8.28%
Deposits with banks	16,515	288	3.47	5,185	74	2.82
Federal funds sold	509	12	5.05	-	-	-
Total investment securities	608,412	19,292	6.34	645,380	20,936	6.50
Total interest earning assets/interest income	1,184,583	42,762	7.22	1,260,928	46,563	7.37
Non-interest earning assets:
Cash and due from banks	20,724			21,341
Premises and equipment	13,330			13,532
Other assets	66,037			57,436
Allowance for loan losses	(5,951)			(5,439)
TOTAL ASSETS	$1,278,723			$1,347,798

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 47,420	$ 235	1.00%	$ 48,717	$ 242	1.00%
Savings	92,261	692	1.51	99,050	742	1.51
Money markets	136,674	2,369	3.50	128,395	2,959	4.63
Other time	300,310	8,221	5.52	302,538	7,696	5.12
Total interest bearing deposits	576,665	11,517	4.03	578,700	11,639	4.04
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	56,451	1,175	4.20	150,091	4,431	5.94
Advances from Federal Home Loan Bank	429,363	13,680	6.43	414,262	12,135	5.89
Guaranteed junior subordinated deferrable interest debentures	34,500	1,480	8.58	34,500	1,480	8.58
Long-term debt	2,258	28	2.48	4,167	52	2.50
Total interest bearing liabilities/interest expense	1,099,237	27,880	5.11	1,181,720	29,737	5.05
Non-interest bearing liabilities:
Demand deposits	86,486			84,860
Other liabilities	14,537			13,518
Stockholders' equity	78,463			67,700
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,278,723			$1,347,798
Interest rate spread			2.11			2.32
Net interest income/ net interest margin		14,882	2.47%		16,826	2.63%
Tax-equivalent adjustment		(591)			(818)
Net Interest Income		$ 14,291			$ 16,008

.....PROVISION FOR LOAN LOSSES..... The Company's provision for loan losses for the first six months of 2001 totaled $645,000 or 0.23% of average total loans compared to a provision of $423,000 or 0.10% of average total loans in the first six months of 2000. Net charge-offs were also higher in the first half of 2001 totaling $1.1 million or 0.40% of total loans compared to $432,000 or 0.10% of total loans in the first six months of 2000. The reason for the higher net charge-offs in 2001 was previously explained in the second quarter discussion of the provision for loan losses. The higher provision level reflects the Company's efforts to strengthen its allowance for loan losses in the year 2001 with particular emphasis on increasing its coverage of non-performing assets due to the heightened credit risk associated with a slowing economy.

.....NON-INTEREST INCOME..... Non-interest income for the first six months of 2001 totaled $8.0 million which represented a $206,000 decrease from the actual first six months 2000 performance and a $417,000 increase from the same pro forma 2000 period. Factors contributing to the change between periods included:

  $634,000 of gains realized in the first six months of 2001 on the sale of mortgage-backed securities that were projected to experience accelerated prepayments due to the recent downward movements in interest rates. The Company used the proceeds from these sales to reinvest in shorter duration securities. During the first half of 2000, the Company realized $906,000 in losses on investment security sales with the proceeds used to deleverage the balance sheet and pay down borrowings due to higher short-term interest rates. When the first six months 2001 gain is compared to the first six months 2000 loss, this represents a net favorable change of $1.5 million on an actual basis or $1.0 million on a pro forma basis.

a $385,000 decrease in gains realized on loans held for sale due to the Company's exit from the wholesale mortgage production business in the first quarter of 2001.

a $429,000 decrease in other income due to a decline in mortgage processing fees and lower revenue due to a decline in certain outsourced services that previously had been provided to Three Rivers Bank. The Company did benefit from the receipt of a $300,000 payment from the USBancorp based in Minnesota for the purchase of the legal rights in western Pennsylvania to the Company's former name.

Non-interest income as a percentage of total revenue averaged 35.8% in the first six months of 2001 compared to 26.2% for the first six months of 2000. To provide a longer term perspective for this comparison, the ratio of non-interest income to total revenue averaged 28.3% for the full year 1997. The continued growth and diversification of non-interest income is a key post spin-off strategic goal of AmeriServ Financial.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first six months of 2001 totaled $20.0 million which represented an $8.8 million decrease from the actual first six months 2000 performance and a $2.3 million decrease from the pro forma 2000 first six months results. Factors contributing to the lower non-interest expense in 2001 included:

  a $3.7 million decrease in salaries and employee benefits (a $1.2 million decline on a pro forma basis) in the first six months of 2001. The pro forma decline is due to 16 fewer FTE employees, reduced medical insurance premiums, and lower incentive compensation. The lower employee base resulted primarily from the Company's exit from the wholesale mortgage production business and fewer employees at the Parent Company after the Three Rivers Bank spin-off.

  there were $2.2 million in costs related to the Three Rivers Bank spin-off recognized in the first six months of 2000 compared to none in 2001.

  a net unfavorable shift of $563,000 on the Company's impairment reserve for mortgage servicing rights. In the first six months of 2001, the Company recorded an impairment charge of $508,000 on mortgage serving rights compared to a benefit of $55,000 in the first half of 2000. The impairment charge in 2001 reflects accelerated prepayment speeds on mortgages due to the lower interest rate environment.

  the remainder of the decline in actual non-interest expense is due to Three Rivers Bank expenses being included in the first quarter of 2000 and not at all in 2001. On a pro forma basis, the exit from the wholesale mortgage production business had a favorable impact on reducing several expense categories.

.....INCOME TAX EXPENSE..... The Company recognized an income tax expense of $330,000 or an effective tax rate of 19.8% in the first six months of 2001. The Company recognized a net benefit for income taxes of $518,000 in the first six months of 2000. During the first quarter of 2000, the Internal Revenue Service completed its examination of the Company's tax returns through the 1997 tax year. As a result of the successful conclusion of this examination, the Company was able to reduce its income tax expense by $925,000 due to the reversal of a valuation allowance and accrued income taxes. Excluding this item, the Company's tax provision for the first half of 2000 amounted to $407,000 or an effective rate of 19.4%.

.....NET OVERHEAD BURDEN..... The Company's efficiency ratio (non-interest expense divided by total revenue) averaged 87.3% in the first half of 2001 which was improved from the 89.0% efficiency ratio reported for the first half of 2000 due to lower non interest expense. The amortization of intangible assets also creates a $2.7 million annual non-cash charge that negatively impacts the efficiency ratio. The efficiency ratio for the first half of 2001, stated on a cash basis excluding the intangible amortization, was 81.4% or approximately 6.0% lower than the reported efficiency ratio. The Company's efficiency ratio was also negatively impacted by the Three Rivers Bank spin-off as all interest costs associated with the guaranteed junior subordinated deferrable interest debentures ($2.9 million annually) remained with the Company.

....SEGMENT RESULTS.... Note 15 presents the results of the Company's key business segments and identifies their net income contribution and risk-adjusted return on equity performance. When comparing the first half of 2001 to the same 2000 period, the Trust segment again produced the highest ROE averaging 31.9% in 2001 compared to 32.3% in 2000. Trust 's net income contribution of $480,000 in 2001 was comparable with the $495,000 income contribution for the first six months of 2000. The ROE within retail banking increased to 17.4% due to increased net-interest income, lower non-interest expenses, and the removal of Three Rivers Bank's branch network due to the spin-off. Commercial Lending ROE decreased to 12.8% due to a higher loan loss provision and increased work-out expenses within the commercial leasing division.

The Company has experienced earnings pressure in mortgage banking as that division lost $728,000 in the first half of 2001 due to the unwinding of the unprofitable wholesale mortgage production business which amounted to approximately $250,000 and a $507,000 impairment charge recognized on mortgage servicing rights. The ROE in the investment/parent segment declined to (12.3%) due to a low spread earned on leveraged assets in the first half of 2001. The Three Rivers Bank spin-off also negatively impacted the investment/parent performance as all interest costs associated with the Company's guaranteed junior subordinated deferrable interest debentures remained with AmeriServ Financial while this segment lost the net interest income benefit provided from TRB's investment portfolio.

.....BALANCE SHEET..... The Company's total consolidated assets were $1.34 billion at June 30, 2001, compared with $1.25 billion at December 31, 2000, which represents an increase of $87 million or 6.9%. This growth in assets occurred primarily in the securities portfolio and offset lower total loans and loans held for sale. Total investment securities increased by $104 million as the Company resumed its investment portfolio leverage program due to a steeper yield curve and lower short-term interest rates. The $19 million decline in total loans and loans held for sale reflects the Company's exit from the wholesale mortgage production business and loan pay-offs exceeding new production as the lower interest rate environment has escalated prepayment speeds.

The Company funded the increased assets with borrowed funds and deposits. Total short-term borrowings and Federal Home Loan Bank Advances increased by $77 million and funded the majority of the earning asset growth. Total deposits also grew by $7 million or 1.1% since year-end 2000. The Company has focused on growing deposit balances during a period of stock market volatility by marketing its convenience oriented preferred money market account and selectively targeting certain certificate of deposit categories with more aggressive pricing. During the fourth quarter of 2000, the Company also expanded its hours of operation at five select branches to seven days a week to further emphasize its convenience positioning. Additionally, the Company recently opened its first full service branch facility in Centre County. This geographic expansion into the demographically attractive State College Market (home of Penn State University) will allow the Company to aggressively pursue new deposit growth by capitalizing on previously established commercial loan relationships. The Company expects to further grow its deposit base through the opening of union specialty offices in Harrisburg and Pittsburgh during the second half of 2001.

.....LOAN QUALITY..... The following table sets forth information concerning the Company's loan delinquency and other non-performing assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2001	2000	2000
Total loan delinquency (past due
30 to 89 days)	$ 8,487	$6,424	$7,046
Total non-accrual loans	2,045	5,803	3,601
Total non-performing assets*	3,820	5,961	4,097
Loan delinquency, as a percentage
of total loans and loans held
for sale, net of unearned income	1.49%	1.09%	1.15%
Non-accrual loans, as a percentage
of total loans and loans held
for sale, net of unearned income	0.36	0.98	0.59
Non-performing assets, as a
percentage of total loans and
loans held for sale, net of
unearned income, and other
real estate owned	0.67	1.01	0.67

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

The Company's total level of non-performing assets dropped from $6.0 million or 1.01% of total loans at December 31, 2001, to $3.8 million or 0.67% of total loans at June 30, 2001. The decline in non-performing assets reflects a $2.2 million drop in the Company's largest non-performing asset(the previously disclosed commercial trucking lease) whose balance totaled $900,000 at June 30, 2001. The reduced exposure to this credit occurred through a combination of successful liquidation of Mack tractor collateral ($1.3 million) and further charge-down ($875,000). The remaining non-performing assets are primarily residential mortgages that have historically experienced low levels of net charge-offs.

Between December 31, 2000, and June 30, 2001, total loan delinquency as a percentage of total loans increased to 1.49% due largely to increased residential mortgage delinquency. At all dates presented, the Company had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2001	2000	2000
Allowance for loan losses	$ 5,462	$ 5,936	$ 5,313
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans
held for sale,
net of unearned income	0.96%	1.01%	0.86%
total delinquent loans
(past due 30 to 89 days)	64.36	92.40	75.40
total non-accrual loans	267.09	102.29	147.54
total non-performing assets	142.98	99.58	129.68

Since December 31, 2000, the balance in the allowance for loan losses has declined to $5.5 million as net charge-offs have exceeded the loan loss provision by $474,000 in the first half of 2001. The Company's loan loss reserve coverage of total non-performing assets has improved to 143% during this same period due to lower non-performing assets. The loan loss reserve to total loans ratio decreased modestly to 0.96% for that same period. The Company currently anticipates that the loan loss provision will exceed net charge-offs for the second half of 2001 such that for the full year the provision should approximate net charge-offs.

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

Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/- 7.5% and net income variability to +/-20.0% based upon varied economic rate forecasts which include interest rate movements of up to 200 basis points and alterations of the shape of the yield curve. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the June 30, 2001, levels. The Company's most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition that was developed under the most likely interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Variability of Net Income	Change In Market Value of Portfolio Equity

Base	0%	0%	0%
Flat	(0.7)	(3.1)	2.0
200bp increase	(1.9)	(3.6)	(23.6)
200bp decrease	1.0	(8.3)	23.6

As indicated in the table, the maximum negative variability of AmeriServ Financial's net interest income was (1.9%) under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. The maximum negative variability of net income of (8.3%) occurred in a 200 basis point downward rate shock and reflects further impairment of mortgage servicing rights in a falling interest rate environment. The borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment. Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

.....LIQUIDITY...... Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $3 million from December 31, 2000, to June 30, 2001, due primarily to $86 million of cash provided by financing activities and $13 million of cash provided by operating activities. This more than offset $96 million of cash used by investing activities. Within investing activities, purchases of new investment securities exceeded cash proceeds from investment security maturities and sales by $101 million. Cash advanced for new loan fundings and purchases totaled $84 million and was $17 million less than the cash received from loan principal payments and sales. Within financing activities net short-term borrowings and Federal Home Loan Bank advances increased by $78 million and was used to fund the securities portfolio growth. The Company used $4 million of cash to pay common dividends to shareholders and service the dividend on the guaranteed junior subordinated deferrable interest debentures.

.....CAPITAL RESOURCES..... As presented in Note 15, the Company continues to be considered well-capitalized as the asset leverage ratio was 6.96% and the Tier 1 capital ratio was 13.16% at June 30, 2001. The Company targets an operating level of approximately 6.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Note that the impact of other comprehensive income(loss) is excluded from the regulatory capital ratios. Additionally, the Company will generate approximately $2.7 million of tangible capital in 2001 due to the amortization of intangible assets.

AmeriServ Financial focuses on providing a better than peer common dividend as a key means to enhance shareholder value. For the first six months of 2001, the Company has paid out in dividends 95% of its reported cash earnings per share. The Company anticipates that for the full year 2001 the dividend payout ratio should approximate 75% due to an expected increase in earnings in the second half of the year. The Company currently does not envision resuming its treasury stock repurchase program in 2001 and expects to experience modest expansion of its earning asset base.

The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, both the Company and its subsidiary bank are considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium.

The Company has declared five quarterly $0.09 Common Stock cash dividends per share since the April 1, 2000, spin-off of Three Rivers Bank. On an annualized basis assuming a $5.50 market price, this equates to a 6.5% dividend yield. The Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return particularly for retail shareholders. The Company intends to maintain its quarterly common stock cash dividend at the current $0.09 per share.

.....FUTURE ACCOUNTING STANDARDS..... In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FASB 141") and No. 142, Goodwill and Other Intangible Assets ("FASB 142"). FASB 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under FASB 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of FASB 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FASB 142 effective January 1, 2002. The Company currently incurs annual goodwill amortization of $1.3 million that will cease upon adoption of this standard. The Company is currently evaluating the effect that adoption of the provisions of FASB 142 that are effective January 1, 2002, will have on its results of operations and financial position.

.....FORWARD LOOKING STATEMENT..... As previously disclosed in a January 12, 2001, Form 8K and press release, the Company projects a range of $0.32 to $0.36 for net income per share and a range of $0.48 to $0.52 for cash earnings per share for the year 2001. Based upon its financial performance through June 30, 2001 and a projected increase in earnings during the second half of 2001, the Company reaffirmed its commitment to these earnings ranges in a July 17, 2001 press release. Factors that should contribute to increased earnings in the second half of the year include the anticipated gain on the Coalport branch sale and projected net interest margin improvement due to both the scheduled downward repricing of $100 million in interest rate swaps and anticipated loan growth. Additionally, a chief banking competitor in the Company's primary market recently announced its sale to an out of state headquartered banking institution. The Company is confident that this provides a unique opportunity to increase its market share in Cambria and Somerset Counties and has already begun to implement aggressive marketing tactics to accomplish this goal.

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

Part II Other Information

Item 4. Submission of matters to a Vote of Security Holders

The annual meeting of shareholders of AMERISERV FINANCIAL, Inc. was held on April 24, 2001. The result of the items submitted for a vote were as follows:
	Number of Votes	% of Total
	Cast for Class III	Outstanding
	Director	Shares Voted

Daniel R. DeVos	10,837,149	80.3
James C. Dewar	10,833,280	80.3
Bruce E. Duke, III, M.D.	10,853,221	80.4
Orlando B. Hanselman	10,825,426	80.2
Kim W. Kunkle	10,873,654	80.6

The only other item that was submitted for shareholder vote was the 2001 Stock Incentive Plan. The Plan was approved with 7,481,669 votes For or 67% and 1,295,440 votes Against with 209,783 Abstentions.

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

15.1 Letter re: unaudited interim financial information

    Reports on Form 8-K: On April 26, 2001, the Company filed a Form 8-K announcing that the Company had changed its name from USBANCORP, Inc. to AMERISERV FINANCIAL, Inc. effective May 7, 2001.

On May 1, 2001, the Company filed a Form 8-K announcing that it intends to open a union specialty branch in Harrisburg, PA.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.

Registrant

Date: August 10, 2001 /s/Orlando B. Hanselman_

Orlando B. Hanselman

Chairman, President and

Chief Executive Officer

Date: August 10, 2001 /s/Jeffrey A. Stopko________

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

July 13, 2001

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

Orlando B. Hanselman Jeffrey A. Stopko

Chairman, President & Senior Vice President &

Chief Executive Officer Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and

Board of Directors of

AmeriServ Financial, Inc.:

We have reviewed the accompanying consolidated balance sheets of AmeriServ Financial, Inc. (a Pennsylvania corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three and six month periods then ended. These financial statements are the responsibility of the Company's management.

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

July 13, 2001

July 13, 2001

To the Stockholders and Board of Directors of

AmeriServ Financial, Inc.:

We are aware that AmeriServ Financial, Inc. has incorporated by reference in its Registration Statements on Form S-3 (Registration No. 33-56604); Form S-8 (Registration No. 33-53935); Form S-8 (Registration No. 33-55845); Form S-8 (Registration No. 33-55207); and Form S-8 (Registration No. 33-55211) its Form 10-Q for the quarter ended June 30, 2001, which includes our report dated July 13, 2001, covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act. It should be noted that we have not performed any procedures subsequent to July 13, 2001.

Very truly yours,

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP