Form 10-Q
period 2001-09-30
AMERISERV FINANCIAL INC /PA/
filed 2001-11-09
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

X    Quarterly Report Pursuant to Section 13 or 15(d) of the

    Securities Exchange Act of 1934

For the period ended                         September 30, 2001

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

                     X    Yes      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                          Outstanding at November 1, 2001

Common Stock, par value $2.50               13,635,511

per share

AmeriServ Financial, Inc.

INDEX

Page No.

PART I.   FINANCIAL INFORMATION:

Consolidated Balance Sheet -

September 30, 2001, December 31, 2000,

and September 30, 2000                                                  4

Consolidated Statement of Income -

Three and Nine Months Ended September 30,

2001, and 2000                                                                 5

Consolidated Statement of Changes

in Stockholders' Equity -

Nine Months Ended

September 30, 2001, and 2000                                          7

Consolidated Statement of Cash Flows -

Nine Months Ended

September 30, 2001, and 2000                                          8

Notes to Consolidated Financial

Statements                                                                         9

Management's Discussion and Analysis

of Consolidated Financial Condition

            and Results of Operations                                                 25

Part II.

Other Information                                                                                 46

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEET

(In thousands)

	September 30,	December 31,	September 30,
	_ 2001_	2000	2000
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$ 20,186	$ 35,109	$ 23,629
Interest bearing deposits with banks	161	763	100
Investment securities:
Available for sale	620,212	550,232	551,476
Loans held for sale	2,510	9,637	16,041
Loans	591,116	588,646	604,338
Less: Unearned income	6,996	8,012	8,410
Allowance for loan losses	5,692	5,936	5,358
Net loans	578,428	574,698	590,570
Premises and equipment	13,228	13,530	13,685
Accrued income receivable	7,597	8,593	8,715
Mortgage servicing rights	7,723	9,911	10,810
Goodwill and core deposit intangibles	18,009	20,058	20,741
Bank owned life insurance	26,975	26,042	25,757
Other assets	5,862	5,688	7,819
TOTAL ASSETS	$ 1,300,891	$ 1,254,261	$ 1,269,343

LIABILITIES
Non-interest bearing deposits	$ 81,467	$ 89,057	$ 80,208
Interest bearing deposits	568,702	570,007	573,678
Total deposits	650,169	659,064	653,886
Federal funds purchased and securities sold under
agreements to repurchase	7,695	8,096	10,463
Other short-term borrowings	63,484	42,989	44,661
Advances from Federal Home Loan Bank	437,240	413,351	438,356
Guaranteed junior subordinated deferrable interest debentures	34,500	34,500	34,500
Long-term debt	238	1,644	3,174
Total borrowed funds	543,157	500,580	531,154

Other liabilities	22,196	16,210	10,949
TOTAL LIABILITIES	1,215,522	1,175,854	1,195,989

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 17,687,865 shares issued and 13,596,946 outstanding on September 30, 2001; 17,542,724 shares issued and 13,451,805 outstanding on December 31, 2000; 17,490,455 shares issued and 13,399,536 outstanding on September 30, 2000	44,220	43,857	43,726
Treasury stock at cost, 4,090,919 shares on September 30, 2001, December 31, 2000, and September 30, 2000	(65,824)	(65,824)	(65,824)
Surplus	66,328	66,016	65,936
Retained earnings	36,156	38,238	41,407
Accumulated other comprehensive income (loss)	4,489	(3,880)	(11,891)
TOTAL STOCKHOLDERS' EQUITY	85,369	78,407	73,354
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,300,891	$ 1,254,261	$ 1,269,343

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF INCOME

                             (In thousands, except per share data)

    Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
INTEREST INCOME
Interest and fees on loans and loans held for sale:
Taxable	$ 10,588	$ 11,938	$ 32,488	$ 45,694
Tax exempt	470	572	1,388	1,761
Deposits with banks	165	56	453	135
Federal funds sold	5	10	17	10
Investment securities:
Available for sale	9,337	9,463	28,390	38,284
Total Interest Income	20,565	22,039	62,736	85,884

INTEREST EXPENSE
Deposits	5,375	6,203	16,892	22,916
Federal funds purchased and securities sold under agreements to repurchase	32	142	116	1,560
Other short-term borrowings	452	941	1,543	4,711
Advances from Federal Home Loan Bank	7,079	6,651	20,759	23,911
Guaranteed junior subordinated deferrable interest debentures	740	740	2,220	2,220
Long-term debt	20	24	48	131
Total Interest Expense	13,698	14,701	41,578	55,449

NET INTEREST INCOME	6,867	7,338	21,158	30,435
Provision for loan losses	315	249	960	672

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,552	7,089	20,198	29,763

NON-INTEREST INCOME
Trust fees	1,114	1,257	3,565	3,813
Net realized gains (losses) on investment securities	179	(30)	813	(936)
Net realized gains on loans held for sale	186	706	532	1,437
Wholesale cash processing fees	-	-	-	120
Service charges on deposit accounts	523	436	1,470	1,761
Net mortgage servicing fees	92	251	301	684
Bank owned life insurance	313	299	934	1,025
Gain on sale of branch	1,396	-	1,396
Other income	1,508	1,528	4,286	4,735
Total Non-Interest Income	5,311	4,447	13,297	12,639

NON-INTEREST EXPENSE
Salaries and employee benefits	4,877	4,932	14,440	18,189
Net occupancy expense	641	681	2,043	2,661
Equipment expense	684	777	2,181	2,726
Professional fees	678	607	2,043	2,054
Supplies, postage and freight	370	402	1,133	1,446
Miscellaneous taxes and insurance	382	326	1,089	1,187
FDIC deposit insurance expense	29	33	91	129
Amortization of goodwill and core deposit intangibles	683	690	2,049	2,175
Impairment charge for mortgage servicing rights	1,636	-	2,144	(55)
Spin-off costs	-	327	-	2,552
Other expense	1,648	1,505	4,383	5,979
Total Non-Interest Expense	$ 11,628	$ 10,280	$ 31,596	$ 39,043

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

 Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

INCOME BEFORE INCOME TAXES	$ 235	$ 1,256	$ 1,899	$ 3,359
Provision (benefit) for income taxes	(5)	203	325	(315)

NET INCOME	$ 240	$ 1,053	$ 1,574	$ 3,674

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.02	$ 0.08	$ 0.12	$ 0.28
Average shares outstanding	13,588,753	13,387,576	13,542,931	13,346,303
Diluted:
Net income	$ 0.02	$ 0.08	$ 0.12	$ 0.28
Average shares outstanding	13,629,424	13,387,923	13,547,143	13,347,939
Cash dividends declared	$ 0.09	$ 0.09	$ 0.27	$ 0.33

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

Unaudited

	September 30, 2001	September 30, 2000

PREFERRED STOCK

Balance at beginning of period	$ -	$ -
Balance at end of period	-	-

COMMON STOCK

Balance at beginning of period	43,857	43,476
New shares issued	363	250
Balance at end of period	44,220	43,726

TREASURY STOCK

Balance at beginning of period	(65,824)	(65,725)
Treasury stock, at cost	-	(99)
Balance at end of period	(65,824)	(65,824)

CAPITAL SURPLUS

Balance at beginning of period	66,016	65,686
New shares issued	312	250
Balance at end of period	66,328	65,936

RETAINED EARNINGS

Balance at beginning of period	38,238	104,294
Net income	1,574	3,674
Spin-off of Three Rivers Bank	-	(62,156)
Cash dividends declared	(3,656)	(4,405)
Balance at end of period	36,156	41,407

ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

Balance at beginning of period	(3,880)	(35,174)
Spin-off of Three Rivers Bank	-	17,176
Other comprehensive income, net of tax	8,369	6,107
Balance at end of period	4,489	(11,891)

TOTAL STOCKHOLDERS' EQUITY	$ 85,369	$ 73,354

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2001	2000
OPERATING ACTIVITIES
Net income	$ 1,574	$ 3,674
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	960	672
Depreciation and amortization expense	1,316	1,710
Amortization expense of goodwill and core deposit intangibles	2,049	2,175
Amortization expense of mortgage servicing rights	1,127	1,384
Impairment charge (credit) for mortgage servicing rights	2,144	(55)
Net amortization of investment securities	1,060	408
Net realized (gains) losses on investment securities	(813)	936
Net realized gains on loans and loans held for sale	(532)	(1,437)
Origination of mortgage loans held for sale	(11,875)	(160,038)
Sales of mortgage loans held for sale	20,161	182,959
Decrease in accrued income receivable	996	1,129
Decrease in accrued expense payable	(1,329)	(255)
Net cash provided by operating activities	16,838	33,262

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(443,658)	(48,155)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	121,644	87,104
Proceeds from sales of investment securities and
other short-term investments – available for sale	266,705	152,405
Long-term loans originated	(118,149)	(95,313)
Loans held for sale	(2,510)	(16,041)
Principal collected on long-term loans	135,279	98,084
Loans purchased or participated	(26,535)	(17,655)
Loans sold or participated	6,650	4,729
Net (increase) decrease in other short-term loans	(52)	6,531
Purchases of premises and equipment	(1,661)	(3,190)
Sale/retirement of premises and equipment	647	1,523
Net decrease in assets held in trust for collateralized mortgage obligation	-	1,726
Net (increase) decrease in mortgage servicing rights	(1,083)	1,371
Net increase in other assets	(7,655)	(12,194)
Net cash (used) provided by investing activities	(70,378)	160,925

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	139,262	209,139
Payments for maturing certificates of deposit	(134,457)	(207,881)
Net (decrease) increase in demand and savings deposits	(13,700)	1,585
Net increase (decrease) in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	20,094	(2,803)
Net principal borrowings (repayments) of advances from
Federal Home Loan Bank	23,889	(198,767)
Repayments of long-term debt	(1,406)	(1,767)
Common stock cash dividends paid	(3,656)	(4,405)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(2,187)	(2,187)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	675	500
Purchases of treasury stock	-	(99)
Net increase (decrease) in other liabilities	9,501	(2,228)
Net cash provided (used) by financing activities	38,015	(208,913)

Net transfer to Three Rivers Bank	-	(16,979)
NET DECREASE IN CASH EQUIVALENTS	(15,525)	(31,705)
CASH EQUIVALENTS AT JANUARY 1	35,872	55,434
CASH EQUIVALENTS AT SEPTEMBER 30	$ 20,347	$ 23,729

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

On April 24, 2001, at the annual shareholders’ meeting USBANCORP, Inc. announced that it has changed its name effective May 7, 2001, to AmeriServ Financial, Inc. The consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the "Company") and its wholly-owned subsidiaries, AmeriServ Financial ("Bank"), AmeriServ Trust and Financial Services Company ("Trust Company"), Standard Mortgage Corporation of Georgia (SMC), AmeriServ Associates, Inc., ("AmeriServ Associates") and AmeriServ  Life Insurance Company ("AmeriServ Life").  AmeriServ Financial is a state-chartered full service bank with 23 locations in west-central Pennsylvania.  The Trust Company offers a complete range of trust and financial services and has $1.3 billion in assets under management.  The Trust Company also offers the ERECT Funds and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.  SMC is a mortgage banking company whose business includes the servicing of mortgage loans.  SMC completed its exit from the wholesale mortgage production business in the first quarter of 2001. AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, and marketing. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.  On April 1, 2000, the Company successfully completed the spin-off of its Pittsburgh based Three Rivers Bank (“TRB”) subsidiary to its shareholders.  To facilitate an orderly transition, the Company and Three Rivers Bank entered into a Services Agreement whereby AmeriServ Financial, Inc. is continuing to provide certain services such as asset/liability management on an outsourced basis to Three Rivers Bank.  The cost and related expense associated with providing these services is being paid by Three Rivers Bank at a fair market value rate.

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

With respect to the unaudited consolidated financial information of the Company for the three month periods ended September 30, 2001, and 2000, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated October 12, 2001, appearing herein.  This report does not express an opinion on the interim unaudited consolidated financial information.  Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those that would have been necessary if its report had not been included. The December 31, 2000, numbers are derived from audited financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3.    Future Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FASB 141”) and No. 142, Goodwill and Other Intangible Assets (“FASB 142”).  FASB 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method.  Under FASB 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.  The amortization provisions of FASB 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FASB 142 effective January 1, 2002.  The Company currently incurs annual goodwill amortization of $1.3 million that will cease upon adoption of this standard.  The Company is currently evaluating the effect that adoption of the provisions of FASB 142 that are effective January 1, 2002, will have on its results of operations and financial position.

4.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and dilutive common stock equivalent shares. Treasury shares are treated as retired for earnings per share purposes.

5.   Comprehensive Income

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cashflow hedges.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

                               Three Months Ended                        Nine Months Ended

                                                                                                             September 30,                                   September 30,

	2001	2000	2001	2000
Net income	$ 240	$ 1,053	$ 1,574	$ 3,674

Cumulative effect of change in accounting principle, net of tax	-	-	(1,014)	-

Other comprehensive income, before tax:

Unrealized holding gains (losses) on derivatives designated and qualified as cashflow hedges	607	-	(482)	-
Unrealized holding gains on investment securities	11,510	5,829	15,730	6,698
Less: Reclassification adjustment for gains (losses)
included in net income	179	(30)	813	(936)
Other comprehensive income before tax	11,938	5,859	14,435	7,634
Income tax expense related to items
of other comprehensive income	4,178	1,172	5,052	1,527
Other comprehensive income, net of tax	7,760	4,687	8,369	6,107
Comprehensive income	$ 8,000	$ 5,740	$ 9,943	$ 9,781

6.   Consolidated Statement of Cash Flows

On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments.  The Company made $482,000 in income tax payments in the first nine months of 2001 as compared to $834,000 for the first nine months of 2000.  Total interest expense paid amounted to $42,907,000 in 2001's first nine months compared to $62,565,000 in the same 2000 period.

7.   Investment Securities

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

Investment securities available for sale:

September 30, 2001

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gains	Losses	Value
U.S. Treasury	$ 11,004	$ 9	$ -	$ 11,013
U.S. Agency	1,858	11	-	1,869
State and municipal	13,045	20	(127)	12,938
U.S. Agency mortgage-backed
Securities	528,778	10,107	(810)	538,075
Other securities·	56,578	334	(595)	56,317
Total	$ 611,263	$ 10,481	$ (1,532)	$ 620,212

·Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At September 30, 2001, 96.8% of the portfolio was rated "AAA" compared to 97.0% at September 30, 2000. Approximately  2.1% of the portfolio was rated below "A" or unrated on September 30, 2001.

8.

Loans Held for Sale

At September 30, 2001, $2,510,000 of newly originated fixed-rate residential mortgage loans were classified as "held for sale."  It is management's intent to sell these residential mortgage loans during the next several months.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

9.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30,	December 31,	September 30,
	2001	2000	2000
Commercial	$ 142,226	$ 116,615	$ 122,340
Commercial loans secured
by real estate	187,012	193,912	201,278
Real estate – mortgage	227,711	242,370	245,156
Consumer	34,167	35,749	35,564
Loans	591,116	588,646	604,338
Less: Unearned income	6,996	8,012	8,410
Loans, net of unearned income	$ 584,120	$ 580,634	$ 595,928

Real estate-construction loans comprised 3.7% of total loans net of unearned income at September 30, 2001.  The Company has no credit exposure to foreign countries or highly leveraged transactions. Additionally, the Company has no significant industry lending concentrations.

10.

Allowance for Loan Losses and Charge-Off Procedures

As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business.  Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline which is updated on a quarterly basis at the subsidiary bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

·a detailed review of all criticized and impaired loans to determine if any specific reserve allocations are required on an individual loan basis.  The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

·the application of formula driven reserve allocations for all commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio.  The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.

·the application of formula driven reserve allocations to consumer and mortgage loans which are based upon historical charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical charge-off experience for consumer loans.

·the application of formula driven reserve allocations to all outstanding loans and certain unfunded commitments is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy exceptions.

·The maintenance of a general unallocated reserve to accommodate inherent risk in the Company’s portfolio that is not identified through the Company’s specific loan and portfolio segment reviews discussed above.  Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company and its Board of Directors believe a general unallocated reserve is needed to recognize the estimation risk associated with the specific and formula driven allowances.  In conjunction with the establishment of the general unallocated reserve, the Company also looks at the total allowance for loan losses in relation to the size of the total loan portfolio, the level of non-performing assets and its coverage of these items as compared to peer banks.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

Three Months Ended	Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Balance at beginning of period	$ 5,462	$ 5,313	$ 5,936	$10,350
Reduction due to spin-off of TRB	-	-	-	(5,028)
Charge-offs:
Commercial	118	2	1,013	186
Real estate-mortgage	29	167	184	836
Consumer	112	119	313	234
Total charge-offs	259	288	1,510	1,256
Recoveries:
Commercial	102	8	115	45
Real estate-mortgage	40	23	59	433
Consumer	32	53	132	142
Total recoveries	174	84	306	620

Net charge-offs	85	204	1,204	636
Provision for loan losses	315	249	960	672
Balance at end of period	$ 5,692	$ 5,358	$ 5,692	$ 5,358

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.06%	0.14%	0.29%	0.11%
Annualized provision for loan losses	0.22	0.16	0.23	0.12
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	0.97	0.88	0.97	0.88
Total classified loans	$8,907	$11,748	$8,907	$11,748

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 30 and 40, respectively.)

11.

Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon:  1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $8,578,000 and $3,109,000 being specifically identified as impaired and a corresponding allocation reserve of $533,000 and $437,000 at September 30, 2001, and September 30, 2000, respectively.  The average outstanding balance for loans being specifically identified as impaired was $6,565,000 for the first nine months of 2001 compared to $2,384,000 for the first nine months of 2000.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired loans during the first nine months of 2001 was $227,000, and there was no income recognized in the first nine months of 2000.

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

		September 30, 2001		December 31, 2000		September 30, 2000
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category		Category		Category
	Amount	to Loans	Amount	to Loans	Amount	to Loans
Commercial	$ 1,825	24.3%	$ 1,390	19.8%	$ 1,298	20.0%
Commercial
loans secured
by real estate	1,784	31.9	1,465	32.8	1,500	32.9
Real Estate -
mortgage	385	39.2	390	42.7	414	42.7
Consumer	553	4.6	506	4.7	506	4.4
Allocation to
general risk	1,145	-	2,185	-	1,640	-
Total	$ 5,692	100.0%	$ 5,936	100.0%	$ 5,358	100.0%

Even though real estate-mortgage loans comprise approximately 39% of the Company's total loan portfolio, only $385,000 or 6.8% of the total allowance for loan losses is allocated against this loan category.  The real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.  The Company has strengthened its formula driven allocations for the commercial portfolios during 2001.  Factors considered by the Company that led to increased allocations to the commercial segments of the portfolio included:  the slowing of the national and regional economies which began in the second half of 2000 and accelerated in the first nine months of 2001, the increase in concentration risk among our 25 largest borrowers compared to total loans and the overall growth in the average size associated with these credits.

At September 30, 2001, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.  The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur.  (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 10.)

 12.

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2001	2000	2000

Non-accrual loans	$ 4,831	$ 5,803	$ 6,085
Loans past due 90
days or more	-	-	51
Other real estate owned	707	158	460
Total non-performing assets	$ 5,538	$ 5,961	$ 6,596
Total non-performing
assets as a percent
of loans and loans
held for sale, net
of unearned income,
and other real estate owned	0.94%	1.01%	1.08%

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

Three Months Ended	Nine Months Ended

September 30,	September 30,

	2001	2000	2001	2000
Interest income due in accordance
with original terms	$ 75	$112	$ 263	$ 256
Interest income recorded	-	-	-	(68)
Net reduction in interest income	$ 75	$ 112	$ 263	$ 188

13.  Derivative Hedging Instruments

     Policies

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". At September 30, 2001, the Company had recorded current liabilities of $2,042,000 and a decrease in other comprehensive income of $1,328,000, net of tax, as a result of this standard. Floating to fixed rate interest swap agreements, designated as cash flow hedges, hedge the Company's floating rate debt and expire at various dates through April 15, 2002. The fair value of these contracts is recorded in the Company's balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax.

    Borrowed Funds Hedges

The Company has entered into several interest rate swaps to hedge short-term borrowings used to leverage the balance sheet.  Specifically, FHLB advances which reprice between 30 days and 90 days are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to five years.   Under the swap agreements, the Company pays a fixed-rate of interest and receives a floating-rate which resets either monthly or quarterly.  These interest rate swaps qualify as cashflow hedges for the Company. The following table summarizes the interest rate  transactions which impacted the Company’s first nine months of 2001 performance:

			Fixed	Floating		Increase
Notional	Start	Termination	Rate	Rate	Repricing	Of Interest
Amount	Date	Date	Paid	Received	Frequency	Expense
$50,000,000	10-25-99	10-25-01	6.41%	4.81%	Quarterly	$ 605,852
50,000,000	10-25-99	10-25-01	6.42	4.81	Quarterly	606,914
80,000,000	4-13-00	4-15-02	6.92	4.88	Quarterly	1,245,546
40,000,000	4-11-00	4-13-01	6.25	N/A	Monthly	44,100
						$2,502,412

The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which include Mellon Bank, PNC and First Union) in the interest rate swap agreements is remote.  The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy.  This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors.  The Company had no interest rate caps or floors outstanding at September 30, 2001.

14.   Goodwill and Core Deposit Intangible Assets

AmeriServ Financial, Inc.’s balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill).  The Company now carries $10.1 million of goodwill and $7.9 million of core deposit intangible assets on its balance sheet.  A rollforward of the Company's intangible asset balances is as follows (in thousands):

Balance at December 31, 2000	$ 20,058
Amortization expense	2,049
Balance at September 30, 2001	$ 18,009

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

Remaining 2001	$ 683
2002	2,731
2003	2,731
2004	2,306
2005	2,164
2006 and after	7,394

The Company anticipates that starting in 2002 $1.3 million of annual goodwill amortization will cease to be recognized in future years.

15.  Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at September 30, 2001, (in thousands, except percentages):

Type	Maturing	Amount	Weighted
			Average
			Rate

Open Repo Plus	Overnight	$ 46,785	3.36%

Advances and	2001	145,000	3.81
wholesale repurchase	2002	22,500	5.75
Agreements	2003	43,750	4.78
	2004	-	-
	2005 and after	225,990	6.03

Total Advances and		437,240	5.15
wholesale repurchase
Agreements

Total FHLB Borrowings		$ 484,025	4.98%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes that as of September 30, 2001, the Company met all capital adequacy requirements to which it is subject.

A  As of September 30, 2001, and 2000, as well as, December 31, 2000, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since notification that management believes have changed the Company's classification category.

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

Amount	Ratio	Amount	Ratio	Amount	Ratio

(In thousands, except ratios)

Total Capital (to Risk Weighted Assets)
Consolidated	$ 102,291	14.60%	$ 56,052	8.00%	$ 70,065	10.00%
Bank	89,571	13.14	54,515	8.00	68,144	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	88,799	12.67	28,026	4.00	42,039	6.00
Bank	83,958	12.32	27,258	4.00	40,886	6.00
Tier 1 Capital (to Average Assets)
Consolidated	88,799	6.91	51,368	4.00	64,210	5.00
Bank	83,958	6.71	50,058	4.00	62,572	5.00

17.  Segment Results

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

The contribution of the major business segments to the consolidated results for the first nine months of 2001 and 2000 were as follows (in thousands, except ratios):

September 30, 2001	Net income	Risk adjusted return on equity	Total assets
Retail banking	$4,335	22.5%	$384,190
Commercial lending	1,509	13.4	268,429
Mortgage banking	(1,838)	(43.9)	23,222
Trust	659	28.5	1,776
Other fee based	143	10.3	3,062
Investment/Parent	(3,234)	(15.5)	620,212
Total	$ 1,574	2.6%	$1,300,891

September 30, 2000	Net income	Risk adjusted return on equity	Total assets
Retail banking	$ 2,198	13.5%	$ 399,792
Commercial lending	2,819	17.1	282,130
Mortgage banking	(382)	(6.7)	31,072
Trust	891	34.9	1,794
Other fee based	203	16.7	3,079
Investment/Parent	(2,055)	(10.1)	551,476
Total	$ 3,674	5.8%	$1,269,343

#

18.  Tax-Free Spin-Off of Three Rivers Bancorp

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

Pro Forma Condensed Consolidated Statements of Income for the full year ending December 31, 2000 (in thousands, except per share data, unaudited)

	AmeriServ Financial, Inc.	Three Rivers Bancorp			AmeriServ Financial, Inc.
	Historical	Historical			Pro Forma
	December 31,	December 31,			December 31,
	2000	2000	Adjustment		2000

Total interest income	$ 107,298	$ 18,100	$ -		$ 89,198
Total interest expense	69,839	11,011			58,828
Net interest income	37,459	7,089			30,370
Provision for loan losses	2,096	150			1,946
Net interest income after
Provision for loan losses	35,363	6,939			28,424
Total non-interest income	16,609	623			15,986
Total non-interest expense	51,734	6,589	117	(A)	45,262
Income (loss)before income taxes	238	973	(117)		(852)
Benefit for income taxes	(1,478)	(477)	(35)	(B)	(1,036)
Net income (loss)	$ 1,716	$ 1,450	$ (82)		$ 184

Diluted earnings per share	$ 0.13	-	$(0.11)		$ 0.02
Average shares outstanding	13,374	-	-		13,374

#

Pro Forma Condensed Consolidated Statements of Income for the nine months ending September 30, 2000 (in thousands, except per share data, unaudited)

	AmeriServ Financial, Inc.	Three Rivers Bancorp			AmeriServ Financial, Inc.
	Historical	Historical			Pro Forma
	September 30,	March 31,			September 30,
	2000	2000	Adjustment		2000

Total interest income	$ 85,884	$ 18,100	$ -		$ 67,784
Total interest expense	55,449	11,011			44,438
Net interest income	30,435	7,089			23,346
Provision for loan losses	672	150			522
Net interest income after
Provision for loan losses	29,763	6,939			22,824
Total non-interest income	12,639	623			12,016
Total non-interest expense	39,043	6,589	117	(A)	32,571
Income (loss)before income taxes	3,359	973	(117)		2,269
Benefit for income taxes	(315)	(477)	(35)	(B)	127
Net income (loss)	$ 3,674	$ 1,450	$ (82)		$ 2,142

Diluted earnings per share	$ 0.28	-	$(0.11)		$ 0.17
Average shares outstanding	13,348	-	-		13,348

Notes to unaudited pro forma condensed consolidated financial statements:

(A)To record the additional incremental expenses AmeriServ Financial, Inc. incurred that were previously allocated to and paid by Three Rivers Bank.

(B)To record the income tax impact of the above expenses at the statutory tax rate.

#

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS

("M.D.& A.")

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios). Cash performance results exclude amortization related to goodwill and core deposit intangibles net of applicable income tax effects.  While mortgage servicing impairment charges are non-cash at the time of recognition, they are by industry definition not excluded from cash performance.

	Three Months Ended	Three Months Ended
	September 30, 2001	September 30, 2000
Net income	$ 240	$ 1,053
Diluted earnings per share	0.02	0.08
Cash earnings	862	1,637
Cash earnings per share	0.06	0.12
Return on average equity	1.18%	5.97%
Book value per share at Sept. 30th	$6.28	$5.47

The Company’s third quarter performance results were mixed.  Net income, diluted earnings per share, and return on equity were down due largely to a significant $1.6 million non-cash impairment charge on mortgage servicing rights.  This non-cash charge reflects an increase in mortgage prepayment speeds due to the unprecedented declines in interest rates that have occurred throughout 2001 and further accelerated with the events that occurred on September 11th.  This current rate environment is at its lowest point since 1962.  Consequently, the Company experienced a 15% decline in the value of its mortgage servicing rights between June 30, 2001 and September 30, 2001, which had an immediate negative impact on the Company’s earnings in the form of the non-cash impairment charge and lower net mortgage servicing revenues.  From a broader economic and capital perspective, however, these same rate reductions led to a $9 million appreciation in the value of the Company’s investment securities portfolio at September 30, 2001.  This increased securities portfolio value has contributed to an improvement in the Company’s accumulated other comprehensive income reported within the capital section of the balance sheet from negative $3.3 million at June 30, 2001, to $4.5 million at September 30, 2001. As a result of this increased capital, the Company’s book value per share increased by 8.7% from $5.78 at June 30, 2001, to $6.28 at September 30, 2001.  The Company’s book value per share at September 30, 2000 was $5.47.

Specifically, the factors that negatively impacted the third quarter 2001 earnings performance included higher non-interest expense, reduced net interest income, and an increased provision for loan losses.  The Company’s total non-interest expense increased by $1.3 million from the third quarter of 2000 due to the previously mentioned $1.6 million mortgage servicing impairment charge.  A 19 basis point reduction in the net interest margin caused net interest income to decline by $471,000 from the third quarter 2000 level. The Company has experienced net interest margin pressure during the first nine months of 2001, as earning asset yields have repriced downward to a greater extent than the cost of funds in the sharply lower interest rate environment.  Accelerated asset prepayments were a key factor responsible for the lower earning asset yield.  The provision for loan losses was $66,000 higher in the third quarter of 2001.  This increased provision reflects the Company’s ongoing efforts to strengthen its allowance for loan losses due in part to the slowdown in the economy which began in the second half of 2000 and accelerated in the first nine months of 2001.

These negative items were partially offset by an $864,000 increase in non-interest income in the third quarter of 2001.  This increase was due to a $1.4 million gain realized on the successful sale of the Company’s Coalport Office to CSB Bank of Curwensville.  This positive item was partially mitigated by reduced mortgage banking revenues and lower trust fees.

 As the only AmeriServ Financial Office in Clearfield County, the Coalport Office no longer strategically fit the new and expanding geographic footprint for AmeriServ Financial.  Key elements of this new footprint include a greater retail presence in State College and a focus on union specialty branch offices. The Company achieved important strategic successes in the third quarter of 2001 on both of these branch expansion initiatives.  Specifically, the Company opened its first full service community office on South Atherton Street in State College on September 19, 2001.  This office began operation with approximately $3 million of deposits and in excess of $48 million of commercial loans outstanding as a result of the Company’s previous successful use of a loan production office and bankmobile in State College.

With regard to the union niche expansion, the Company opened its first union specialty branch office in Harrisburg, Pa. on July 30, 2001.  This full service office, located within an area of concentrated union presence at the foot of the state capital, caters to the financial needs of union organizations and their members in Harrisburg and Dauphin County.  The Company also previously announced its plan to open during the fourth quarter of 2001 a second union specialty branch office in Pittsburgh, Pa..  AmeriServ Financial’s office will be located in the lobby of the United Steelworkers of America (USWA) International headquarters at Five Gateway Center in downtown Pittsburgh. Because of the Company’s unique relationship with the USWA and its previously successful loan production efforts in the area, this new office will open with approximately $10 million of deposits and $71 million of commercial lending relationships.  The USWA represents about 70% of the bank’s employees.  AmeriServ is one of only 13 union affiliated banks in the country and is strategically focused on leveraging this unique union affiliation to increase revenue from union business in the future.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.  The following table compares the Company's net interest income performance for the third quarter of 2001 to the third quarter of 2000 (in thousands, except percentages):

	Three Months Ended September 30,	Three Months Ended September 30,	$ Change	% Change
	2001	2000
Interest income	$ 20,565	$ 22,039	$(1,474)	(6.7)
Interest expense	13,698	14,701	(1,003)	(6.8)
Net interest income	6,867	7,338	(471)	(6.4)
Tax-equivalent adjustment	251	360	(109)	(30.3)
Net tax-equivalent interest income	$ 7,118	$ 7,698	$ (580)	(7.5)

Net interest margin	2.35%	2.54%	(0.19)	N/M

N/M - not meaningful

TThe Company’s net interest income on a tax-equivalent basis decreased by $580,000 or 7.5% from the 2000 third quarter due to a combination of a reduced net interest margin and a lower level of total loans outstanding.  A 19 basis point drop in the net interest margin was caused by the earning asset yield declining to a greater extent than the cost of funds.  Accelerated loan prepayments were a key factor responsible for both the lower earning asset yield and the decline in total loans outstanding.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax equivalent interest income for the third quarter of 2001 decreased by $1.6 million or 7.1% when compared to the same 2000 quarter. This decrease was due primarily to a 56 basis point decline in the earning asset yield to 6.85%.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 51 basis points to 6.03% while the yield on the total loan portfolio decreased by 33 basis points to 7.87%. Both of these declines reflect the lower interest rate environment in place in 2001 as the Federal Reserve has reduced the federal funds rate by 350 basis points during the first nine months of 2001 in an effort to stimulate economic growth.  These significant rate reductions have caused accelerated asset prepayments as borrowers have elected to refinance their higher fixed rate loans into lower cost borrowings.  Total average loans outstanding were $46 million or 7.7% lower in the third quarter of 2001 when compared to the same 2000 quarter.  Within the loan portfolio, $15 million of this decline in average loans outstanding resulted from the Company’s decision to exit the wholesale mortgage production business. The remainder of the decline is due to loan pay-offs exceeding new production due to the previously mentioned heightened prepayment activity.

The decline in loans outstanding has been offset by $52 million of growth in investment securities and time deposits with banks.  The growth in investment securities reflects the Company reactivating its investment securities leverage program due to a steepening in the treasury yield curve and the sharp decline in short term interest rates.  Improved value of the available for sale investment securities portfolio has also contributed to the increased average balance of investment securities outstanding.

The Company's total interest expense for the third quarter of 2001 decreased by $1 million or 6.8% when compared to the same 2000 quarter.  This reduction in interest expense was due to a reduced cost of funds.  The total cost of funds declined by 35 basis points to 4.87% and was driven down by a reduced cost of deposits.  Specifically, the cost of interest bearing deposits decreased by 63 basis points to 3.66% due to a lower cost for money market deposits and certificates of deposit.  The lower deposit costs did not have any negative impact on the Company’s deposit generation strategies as total average deposits were $13.5 million or 2.0% higher in the third quarter of 2001 as compared to the same 2000 quarter.  One factor contributing to the deposit growth was the opening of a full service office in State College that brought in approximately $3.0 million of new deposits.  Additionally, the Company also believes that the uncertainty in the equity markets has contributed to an inflow of deposits into safer FDIC insured bank products.

The Company’s cost of FHLB advances and other short term borrowings averaged 6.06% in the third quarter of 2001 compared to 6.09% in the third quarter of 2000.   The modest decrease in borrowing cost during a period of sharply declining interest rates reflects strategies previously executed by the Company to hedge and fix its borrowings cost. Fixed rate swaps, which had protected the Company during the rising interest rate environment in the year 2000, kept the cost of funds from reducing proportionately during this year.  The Company expects to reverse the net interest margin compression trend in the fourth quarter of 2001 due to the scheduled October maturity of $100 million of interest rate swaps that had fixed the Company’s cost of certain borrowings at 6.42%.  The Company will experience a minimum benefit of at least 300 basis points on this interest swap maturity which will generate a $3 million reduction in interest expense over the next twelve-month period.  Looking forward to 2002, the Company expects to get further significant cost of funds relief in April 2002 when an $80 million interest rate swap that has fixed the cost of certain borrowings at 6.92% will mature.  Assuming a similar minimum 300 basis point reduction in cost due to the expiration of this interest rate swap, the Company will realize a $2.4 million interest expense reduction over a twelve-month period.  These interest rate swap maturities, combined with anticipated loan growth, should cause net interest margin expansion in the fourth quarter of 2001 and the first half of 2002.

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

#

Three Months Ended September 30 (In thousands, except percentages)

		2001			2000
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held For sale, net of Unearned income	$ 560,640	$ 11,223	7.87%	$ 607,092	$ 12,701	8.20%
Deposits with banks	19,295	165	3.36	3,391	56	6.50
Federal funds sold	731	5	2.65	600	10	6.39
Total investment securities	625,347	9,423	6.03	589,228	9,632	6.54
Total interest earning Assets/interest income	1,206,013	20,816	6.85	1,200,311	22,399	7.41
Non-interest earning assets:
Cash and due from banks	21,661			19,412
Premises and equipment	13,346			13,593
Other assets	66,713			60,005
Allowance for loan losses	(5,527)			(5,396)
TOTAL ASSETS	$1,302,206			$1,287,925

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 47,695	$ 121	1.00%	$ 47,497	$ 119	1.00%
Savings	92,527	352	1.51	96,674	366	1.51
Money markets	133,869	856	2.54	130,398	1,630	4.97
Other time	309,250	4,046	5.19	300,841	4,089	5.41
Total interest bearing deposits	583,341	5,375	3.66	575,410	6,204	4.29
Short term borrowings:
Federal funds purchased, Securities sold under Agreements to repurchase and other short-term borrowings	55,825	484	3.44	77,905	1,084	5.44
Advances from Federal Home Loan Bank	439,067	7,079	6.40	427,403	6,651	6.19
Guaranteed junior subordinated Deferrable interest debentures	34,500	740	8.58	34,500	740	8.58
Long-term debt	4,190	20	1.89	3,529	22	2.48
Total interest bearing Liabilities/interest expense	1,116,923	13,698	4.87	1,118,747	14,701	5.22
Non-interest bearing liabilities:
Demand deposits	91,406			85,800
Other liabilities	13,165			13,205
Stockholders' equity	80,712			70,173
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,302,206			$1,287,925
Interest rate spread			1.99			2.19
Net interest income/ net interest margin		7,118	2.35%		7,698	2.54%
Tax-equivalent adjustment		(251)			(360)
Net Interest Income		$ 6,867			$ 7,338

…..PROVISION FOR LOAN LOSSES..... The Company built its loan loss reserve during the third quarter of 2001 as the loan loss provision totaled $315,000 or 0.22% of total loans compared to net charge-offs of $85,000 or 0.06% of total loans.  In the third quarter of 2000, the loan loss provision totaled $249,000 or 0.16% of total loans compared to net charge-offs of $204,000 or 0.14% of total loans.  The Company’s loan loss reserve coverage of non-performing assets amounted to 103% at September 30, 2001, which was comparable with the 100% coverage ratio at December 31, 2000.  The Company successfully completed the workout of its problem commercial trucking lease loan during the third quarter of 2001 as all remaining repossessed trucks were sold.  The Company did place one $2.5 million commercial loan to a lumber company into non-performing status during the third quarter of 2001.  This borrower declared bankruptcy as a result of a significant decline in business due to the slowing national economy.  The Company’s position is secured by the lumber mill and related equipment along with government guarantees on portions of the loan balance from both the Small Business Administration and a program administered by the U.S. Department of Agriculture.  Consequently, the Company believes its exposure to loss is limited due to this strong guarantee position and has established an allocation of  $220,000 within the loan loss reserve for this credit.

.....NON-INTEREST INCOME..... Non-interest income for the third quarter of 2001 totaled $5.3 million which represented an $864,000 increase from the third quarter 2000 performance.  Factors contributing to the higher non-interest income in 2001 included:

·

a $1.4 million gain realized on the successful sale of  the Company’s Coalport Office to CSB Bank of Curwensville.  As the only AmeriServ Financial Office in Clearfield County, the Coalport Office no longer strategically fit the new and expanding geographic footprint for AmeriServ Financial. The Company captured an 8.875% core deposit premium on the sale of approximately $15.7 million of deposits.

·a $520,000 decrease in gains realized on loans held for sale due in part to the Company’s exit from the wholesale mortgage production business which was completed at the end of the first quarter of 2001.  As previously disclosed in the Company’s 2000 10K, the Company exited wholesale mortgage production because it lacked the scale necessary to profitably compete in this line of business.  Additionally, the Company also benefited from a $300,000 gain on the sale of $2 million of mortgage servicing rights in the third quarter of 2000.  There were no mortgage servicing sales in the third quarter of 2001.

·a $143,000 decrease in trust fees due largely to a decline in the market value of trust assets due to lower equity values and the loss of one larger corporate trust relationship.

·a $159,000 decrease in net mortgage servicing fees due to fewer loans serviced and increased amortization expense on mortgage servicing rights due to accelerated prepayment speeds on mortgage loans resulting from the lower interest rate environment.

.....NON-INTEREST EXPENSE..... Non-interest expense for the third quarter of 2001 totaled $11.6 million which represented a $1.3 million increase from the third quarter 2000 performance. Factors contributing to the higher non-interest expense in 2001 included:

·the previously discussed $1.6 million non-cash impairment charge on mortgage servicing rights.  This impairment charge reflects an increase in mortgage prepayment speeds due to the unprecedented declines in interest rates that have occurred throughout 2001 and further accelerated with the events that occurred on September 11th.  This current rate environment is at its lowest point since 1962.  There was no impairment charge in the third quarter of 2000.

·there were $327,000 in costs related to the Three Rivers Bank spin-off recognized in the third quarter of 2000 compared to none in the third quarter of 2001.

·a $143,000 increase in other expense due to the recognition of approximately $300,000 of costs associated with the Company’s name change to AmeriServ Financial in the third quarter of 2001.  The Company did reverse in the third quarter of 2001 $152,000 in costs previously accrued for the wholesale mortgage production exit that were not realized.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).  The Company successfully spun-off its Three Rivers Bank subsidiary on April 1, 2000.  Consequently, the Company’s financial results for the first nine months of 2001 exclude Three Rivers Bank while the financial results for the first nine months of 2000 include Three Rivers Bank for part of the period.  The pro forma results for the first nine months of 2000 exclude Three Rivers Bank to allow for more meaningful comparability with the first nine months of 2001.

		Pro Forma
	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2000
Net income	$ 1,574	$ 2,142	$ 3,674
Diluted earnings per share	0.12	0.17	0.28
Cash earnings	3,419	3,970	5,497
Cash earnings per share	0.25	0.30	0.41
Return on average equity	2.66%	4.34%	5.86%

The Company's net income for the first nine months of 2001 totaled $1.6 million or $0.12 per diluted share.  The first nine months 2001 financial performance represents a decrease from both the $3.7 million or $0.28 per diluted share actual performance and the $2.2 million or $0.17 per diluted share pro forma performance for the first nine months of 2000.  Cash earnings per share for the first nine months of 2001 totaled $0.25 compared to $0.30 on a pro forma basis and $0.41 actual for the first nine months of 2000.  The return on equity performance comparatives are also unfavorable due to a combination of lower net income and higher equity balances in 2001.  The higher equity balances reflect increased other comprehensive income within the capital section of the balance sheet due to the significant  improvement in value of the available for sale investment securities portfolio in 2001.

Factors that contributed to the lower net income in the first nine months of 2001 included reduced net interest income, an increased provision for loan losses, and higher income tax expense.  A 23 basis point reduction in the net interest margin and a reduced level of earning assets caused net interest income to decline by $9.3 million on an actual basis and $2.2 million on a pro forma basis from the first nine months of 2000 level.  The provision for loan losses was $288,000 higher on an actual basis and $438,000 higher on a pro forma basis when compared to the first nine months of 2000.  This increased provision reflects the Company’s ongoing efforts to strengthen its allowance for loan losses due in part to the slowdown in the economy which began in the second half of 2000 and accelerated in 2001.  The higher income tax expense reflects a more typical income tax provision in the first nine months of 2001.  The Company benefited from a reduction in income tax expense of $925,000 on an actual basis and $275,000 on a pro forma basis in the first nine months of 2000 due to the successful conclusion of an Internal Revenue Service examination of the Company’s tax returns.

These negative items were partially offset by increased non-interest income and lower non-interest expenses in the first nine months of 2001.  Specifically, non-interest income increased by $658,000 on an actual basis and $1.3 million on a pro-forma basis due primarily to increased gains generated on asset sales in 2001.  Non-interest expense declined by $7.4 million on an actual basis and $975,000 on a pro forma basis in the first nine months of 2001.  The lower non-interest expense was driven primarily by reduced salaries and employee benefit costs and the non-recurrence of $2.6 million in costs incurred for the Three Rivers Bank spin-off during the first nine months of 2000.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first nine months of 2001 to the first nine months of 2000 on both an actual and pro forma basis (in thousands, except percentages):

	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2001	2000	2000
	Actual	Pro Forma	Actual
Interest income	$ 62,736	$ 67,784	$ 85,884
Interest expense	41,578	44,438	55,449
Net interest income	21,158	23,346	30,435
Tax-equivalent adjustment	842	1,179	1,385
Net tax-equivalent interest income	$ 22,000	$ 24,525	$ 31,820

Net interest margin	2.43%	2.61%	2.66%

The Company’s net interest income on a tax-equivalent basis decreased by $2.5 million or 10.3% from the pro forma 2000 first nine months due to a combination of a reduced net interest margin and a lower volume of earning assets.  An 18 basis point drop in the net interest margin was caused by a 29 basis point decrease in the earning asset yield which more than offset a more modest decline of six basis points in the cost of funds.  The lower volume of earning assets resulted from the previously discussed decline in average loans outstanding.  The trends noted on a pro forma basis were also experienced on an actual basis with the volume of earning asset shrinkage magnified due to the spin-off of Three Rivers Bank.  On an actual basis tax-equivalent net interest income declined by $9.8 million or 30.9%.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first nine months of 2001 decreased by $5.4 million or 7.8% when compared to the same 2000 pro forma period. This decrease was due to the previously mentioned decline in the volume of earning assets and a lower earning asset yield.  Total average earning assets were $49 million lower in the first nine months of 2001 due to a $50 million or 8.1% decline in total loans.  The previously discussed factors responsible for the decrease in average total loans on a quarterly basis also explain the decrease in loans for the nine month period. Within the loan portfolio, $21 million of this decline in average loans outstanding resulted from the Company’s decision to exit the wholesale mortgage production business.

Interest income was also negatively impacted by a 29 basis point decline in the earning asset yield to 7.09%.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 26 basis points to 6.24% while the yield on the total loan portfolio decreased by 16 basis points to 8.10%.  Both of these declines reflect the lower interest rate environment in place in 2001 which has caused the downward repricing of floating rate assets and the reinvestment of cash received on higher yielding prepaying assets into assets with lower interest rates.

The Company's total interest expense for the first nine months of 2001 decreased by $2.9 million when compared to the same 2000 pro forma period.  This reduction in interest expense was due predominantly to a lower volume of interest bearing liabilities (specifically borrowed funds). Total borrowed funds were $57 million lower in the first nine months of 2001 as fewer borrowings were needed to fund a smaller earning asset base.

The total cost of funds declined by six basis points to 5.03% and was driven down by a reduced cost of deposits.  Specifically, the cost of interest bearing deposits decreased by 23 basis points to 3.90% due to a lower cost for money market deposits.  The Company’s cost of FHLB advances and other short term borrowings averaged 6.14% for the first nine months of 2001 compared to 5.98% for the same pro forma 2000 period.  The increase in borrowing cost during a period of declining interest rates reflects strategies previously executed by the Company to hedge and fix its borrowing cost.  As previously discussed in detail in the third quarter net interest income analysis, the Company expects to experience a significant reduction in interest expense over the next several quarters due to the maturity of several of these fixed rate swaps.

It is recognized that interest rate risk does exist from the Company's use of borrowed funds to purchase investment securities to leverage the balance sheet.  To neutralize a portion of this risk, the Company has executed a total of $180 million of hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets.  (See further discussion under Note 13.)  Additionally, the maximum amount of leveraging the Company can execute is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources) and to limit net interest income variability to +\-7.5% and net income variability to +\-20% over a twelve month period.  (See further discussion under Interest Rate Sensitivity). At September 30, 2001, the Company was in compliance with all of these internal policy limits.

On a pro forma basis, the total revenue contribution from leverage assets(including investment security gains and losses) amounted to $771,000 in the first nine months of 2001 compared to $1.4 million for the same pro forma 2000 period. Given the Federal Reserve’s moves to decrease short-term interest rates by 350 basis points in the first nine months of 2001, the Company expects to see improvement in both the net spread earned and total revenue generated from leverage assets beginning in the fourth quarter of 2001.  Additionally, the Company also expects to take advantage of the current low interest rate environment to profitably reduce the size of its leverage program during the fourth quarter of 2001.  The Company is targeting a reduction of $50 to $100 million in borrowed funds by the end of the year 2001.

The tables that follow provide an analysis of net interest income for the nine month periods ended September 30, 2001 and September 30, 2000 on both an actual and pro forma basis.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 28.  The pro forma data in the tables excludes Three Rivers Bank.

#

Nine Months Ended September 30 (In thousands, except percentages)

		2001 Actual			2000 Actual
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 559,645	$ 34,393	8.10%	$ 767,807	$ 48,010	8.23%
Deposits with banks	17,442	453	3.43	4,835	135	3.67
Federal funds sold	583	17	4.04	200	10	644
Total investment securities	614,056	28,715	6.24	804,419	39,114	6.48
Total interest earning assets/interest income	1,191,726	63,578	7.09	1,577,261	87,269	7.35
Non-interest earning assets:
Cash and due from banks	21,036			25,929
Premises and equipment	13,335			15,352
Other assets	66,264			63,328
Allowance for loan losses	(5,811)			(7,108)
TOTAL ASSETS	$1,286,550			$1,674,762

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 47,512	$ 356	1.00%	$ 62,330	$ 452	0.97%
Savings	92,349	1,044	1.51	119,686	1,422	1.59
Money markets	135,739	3,225	3.18	146,187	4,957	4.53
Other time	303,291	12,267	5.41	411,991	16,086	5.22
Total interest bearing deposits	578,891	16,892	3.90	740,194	22,917	4.14
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	55,752	1,659	3.98	143,704	6,272	5.83
Advances from Federal Home Loan Bank	432,598	20,759	6.42	538,103	23,911	5.94
Guaranteed junior subordinated deferrable interest debentures	34,500	2,220	8.58	34,500	2,220	8.58
Long-term debt	3,391	48	1.89	4,717	129	3.65
Total interest bearing liabilities/interest expense	1,105,132	41,578	5.03	1,461,218	55,449	5.06
Non-interest bearing liabilities:
Demand deposits	88,126			112,953
Other liabilities	14,079			16,825
Stockholders' equity	79,213			83,766
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,286,550			$1,674,762
Interest rate spread			2.07			2.29
Net interest income/ net interest margin		22,000	2.43%		31,820	2.66%
Tax-equivalent adjustment		(842)			(1,385)
Net Interest Income		$ 21,158			$ 30,435

#

Nine Months Ended September 30 (In thousands, except percentages)

		2001 Actual			2000 Pro Forma
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 559,645	$ 34,393	8.10%	$ 609,273	$ 38,256	8.26%
Deposits with banks	17,442	453	3.43	4,587	130	3.73
Federal funds sold	583	17	4.04	199	10	6.44
Total investment securities	614,056	28,715	6.24	626,663	30,567	6.50
Total interest earning assets/interest income	1,191,726	63,578	7.09	1,240,722	68,963	7.38
Non-interest earning assets:
Cash and due from banks	21,036			20,698
Premises and equipment	13,335			13,552
Other assets	66,264			58,293
Allowance for loan losses	(5,811)			(5,425)
TOTAL ASSETS	$1,286,550			$1,327,840

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 47,512	$ 356	1.00%	$ 48,311	$ 362	1.00%
Savings	92,349	1,044	1.51	98,258	1,108	1.51
Money markets	135,739	3,225	3.18	129,063	4,589	4.77
Other time	303,291	12,267	5.41	301,971	11,783	5.21
Total interest bearing deposits	578,891	16,892	3.90	577,603	17,842	4.13
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	55,752	1,659	3.98	126,028	5,515	5.85
Advances from Federal Home Loan Bank	432,598	20,759	6.42	418,643	18,786	5.99
Guaranteed junior subordinated deferrable interest debentures	34,500	2,220	8.58	34,500	2,220	8.58
Long-term debt	3,391	48	1.89	3,955	75	2.53
Total interest bearing liabilities/interest expense	1,105,132	41,578	5.03	1,160,729	44,438	5.09
Non-interest bearing liabilities:
Demand deposits	88,126			85,173
Other liabilities	14,079			13,413
Stockholders' equity	79,213			68,525
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,286,550			$1,327,840
Interest rate spread			2.07			2.28
Net interest income/ net interest margin		22,000	2.43%		24,525	2.61%
Tax-equivalent adjustment		(842)			(1,179)
Net Interest Income		$ 21,158			$ 23,346

…..PROVISION FOR LOAN LOSSES..... The Company's provision for loan losses for the first nine months of 2001 totaled $960,000 or 0.23% of average total loans compared to a provision of $672,000 or 0.12% of average total loans in the first nine months of 2000.  Net charge-offs were also higher in the first nine months of 2001 totaling $1.2 million or 0.29% of total loans compared to $636,000 or 0.11% of total loans in the first nine months of 2000.  The higher net charge-offs in 2001 reflect an $875,000 charge-off on a problem commercial trucking lease in the second quarter. This charge-off was consistent with the previously disclosed specific allocation within the loan loss reserve of $900,000 that had been established for this credit.  The Company completed the workout of this problem credit in the third quarter of 2001 as all remaining repossessed trucks were sold.  The higher provision level also reflects the Company’s efforts to strengthen its allowance for loan losses in the year 2001 due to the heightened credit risk associated with a slowing economy.  The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note 10 and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME..... Non-interest income for the first nine months of 2001 totaled $13.3 million which represented a $658,000 increase from the actual first nine months 2000 performance and a $1.3 million increase from the same pro forma 2000 period.  Factors contributing to the increase between periods included:

·$813,000 of gains realized in the first nine months of 2001 on the sale of mortgage-backed securities that were projected to experience accelerated prepayments due to the downward movements in interest rates.  The Company used the proceeds from these sales to reinvest in shorter duration securities.  During the first nine months of 2000, the Company realized $936,000 in losses on investment security sales with the proceeds used to deleverage the balance sheet and pay down borrowings due to higher short-term interest rates.  When the first nine months 2001 gain is compared to the first nine months 2000 loss, this represents a net favorable change of $1.7 million on an actual basis or $1.2 million on a pro forma basis.

·the previously discussed $1.4 million gain on the sale of the Coalport Office.

·a $905,000 decrease in gains realized on loans held for sale due primarily to the Company’s exit from the wholesale mortgage production business in the first quarter of 2001.

·a $449,000 decrease in other income due to a drop in mortgage processing fees and lower revenue due to a decline in certain outsourced services that previously had been provided to Three Rivers Bank.  The Company did benefit from the receipt of a $300,000 payment from the USBancorp based in Minnesota for the purchase of the legal rights in western Pennsylvania to the Company’s former name.

Non-interest income as a percentage of total revenue averaged 38.6% in the first nine months of 2001 compared to 29.3% for the first nine months of 2000. To provide a longer term perspective for this comparison, the ratio of non-interest income to total revenue averaged 28.3% for the full year 1997.  The continued growth and diversification of non-interest income is a key post spin-off strategic goal of AmeriServ Financial.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first nine months of 2001 totaled $31.6 million which represented a $7.4 million decrease from the actual first nine months 2000 performance and an $975,000 decrease from the pro forma 2000 first nine months results.  Factors contributing to the lower non-interest expense in 2001 included:

·a $3.7 million decrease in salaries and employee benefits (a $1.2 million decline on a pro forma basis) in the first nine months of 2001.  The pro forma decline is due to 11 fewer FTE employees, reduced medical insurance premiums, and lower incentive compensation. The lower employee base resulted primarily from the Company’s exit from the wholesale mortgage production business and fewer employees at the Parent Company after the Three Rivers Bank spin-off.

·there were $2.6 million in costs related to the Three Rivers Bank spin-off recognized in the first nine months of 2000 compared to none in 2001.

·a net unfavorable shift of $2.2 million on the Company’s impairment reserve for mortgage servicing rights.  In the first nine months of 2001, the Company recorded an impairment charge of $2.1 million on mortgage serving rights compared to a benefit of $55,000 in the first nine months of 2000.  The impairment charge in 2001 reflects accelerated prepayment speeds on mortgages due to the unprecedented lower interest rate environment experienced this year.

·the remainder of the decline in actual non-interest expense is due to Three Rivers Bank expenses being included in the first quarter of 2000 and not at all in 2001.  On a pro forma basis, the exit from the wholesale mortgage production business had a favorable impact on reducing several non-interest expense categories.

.....INCOME TAX EXPENSE..... The Company recognized an income tax expense of $325,000 or an effective tax rate of 17.1% in the first nine months of 2001.  The Company recognized a net benefit for income taxes of $315,000 in the first nine months of 2000.  During the first quarter of 2000, the Internal Revenue Service completed its examination of the Company’s tax returns through the 1997 tax year.  As a result of the successful conclusion of this examination, the Company was able to reduce its income tax expense by $925,000 due to the reversal of a valuation allowance and accrued income taxes.  Excluding this item, the Company’s tax provision for the first nine months of 2000 amounted to $610,000 or an effective rate of 18.2%.

.....NET OVERHEAD BURDEN..... The Company's efficiency ratio (non-interest expense divided by total revenue) averaged 89.5% in the first nine months of 2001 compared to an 87.8% efficiency ratio reported for the first nine months of 2000.  The amortization of intangible assets also creates a $2.7 million annual non-cash charge that negatively impacts the efficiency ratio. The efficiency ratio for the first nine months of 2001, stated on a cash basis excluding the intangible amortization, was 83.7% or approximately 6.0% lower than the reported efficiency ratio. The Company’s efficiency ratio was also negatively impacted by the Three Rivers Bank spin-off as all interest costs associated with the guaranteed junior subordinated deferrable interest debentures ($2.9 million annually) remained with the Company.  The losses incurred in the Company’s mortgage banking operation(largely due to the non-cash impairment charge) negatively impacted the 2001 efficiency ratio by approximately 9%.

….SEGMENT RESULTS…. Note 17 presents the results of the Company’s key business segments and identifies their net income contribution and risk-adjusted return on equity performance.  When comparing the first nine months of 2001 to the same 2000 period, the Trust  segment again produced the highest ROE averaging 28.5% in 2001 compared to 34.9% in 2000. Trust ‘s net income contribution of $659,000 in 2001 was down from the $891,000 income contribution for the first nine months of 2000 due to a decline in the market value of trust assets and the loss of one larger corporate trust relationship.  The ROE within retail banking increased to 22.5% due to increased net-interest income, lower non-interest expenses, and the gain realized on the Coalport branch sale.  Commercial Lending ROE decreased from 17.1% to 13.4% due to a higher loan loss provision, increased work-out expenses within the commercial leasing division, and a lower balance of commercial loans outstanding.

The Company has experienced earnings pressure in mortgage banking as that division lost $1.8 million in the first nine months of 2001 due to the unwinding of the unprofitable wholesale mortgage production business which amounted to approximately $250,000 and a $2.1 million impairment charge recognized on mortgage servicing rights on a pre-tax basis.  The ROE in the investment/parent segment declined to (15.5%) due to reduced revenue earned on leveraged assets in the first nine months of 2001.  The Three Rivers Bank spin-off also negatively impacted the investment/parent performance as all interest costs associated with the Company’s guaranteed junior subordinated deferrable interest debentures remained with AmeriServ Financial while this segment lost the net interest income benefit provided from TRB’s investment portfolio.

.....BALANCE SHEET..... The Company's total consolidated assets were $1.3 billion at September 30, 2001, compared with $1.25 billion at December 31, 2000, which represents an increase of $47 million or 3.7%.  This growth in assets occurred primarily in the securities portfolio.  Total investment securities increased by $70 million as the Company resumed its investment portfolio leverage program due to a steeper yield curve and lower short-term interest rates. The $7 million decline in loans held for sale reflects the Company’s exit from the wholesale mortgage production business.  Mortgage servicing rights dropped by $2.2 million due to the recognition of impairment charges resulting from accelerated prepayment speeds.

The Company funded the increased assets with borrowed funds and increased equity.  Total short-term borrowings and Federal Home Loan Bank Advances increased by $44 million and funded the majority of the earning asset growth.   The $7 million growth in equity was due to increased comprehensive income resulting from improved value of the available for sale investment securities portfolio.

Total deposits declined by $9 million due entirely to the sale of approximately $15 million of deposits associated with the Coalport branch.  The Company has focused on growing deposit balances during a period of stock market volatility by marketing its convenience oriented preferred money market account and selectively targeting certain certificate of deposit categories with more aggressive pricing.   During the fourth quarter of 2000, the Company also expanded its hours of operation at five select branches to seven days a week to further emphasize its convenience positioning.  Additionally, the Company recently opened its first full service branch facility in Centre County.  This geographic expansion into the demographically attractive State College Market (home of Penn State University) will allow the Company to aggressively pursue new deposit growth by capitalizing on previously established commercial loan relationships.  The Company expects to further grow its deposit base through its union specialty offices in Harrisburg and Pittsburgh in the future.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2001	2000	2000
Total loan delinquency (past due
30 to 89 days)	$ 6,041	$6,424	$4,575
Total non-accrual loans	4,831	5,803	6,085
Total non-performing assets*	5,538	5,961	6,596
Loan delinquency, as a percentage
of total loans and loans held
for sale, net of unearned income	1.03%	1.09%	0.75%
Non-accrual loans, as a percentage
of total loans and loans held
for sale, net of unearned income	0.82	0.98	0.99
Non-performing assets, as a
Percentage of total loans and
loans held for sale, net of
Unearned income, and other
real estate owned	0.94	1.01	1.08

     *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

TThe Company’s total level of non-performing assets dropped from $6.0 million or 1.01% of total loans at December 31, 2000, to $5.5 million or 0.94% of total loans at September 30, 2001.  The Company successfully completed the workout of its problem commercial trucking lease loan during the third quarter of 2001 as all remaining repossessed trucks were sold.  The Company did place one $2.5 million commercial loan to a lumber company into non-performing status during the third quarter of 2001.  The Company’s position is secured by the lumber mill and related equipment along with government guarantees on portions of the loan balance from both the Small Business Administration and a program administered by the U.S. Department of Agriculture.  Consequently, the Company believes its exposure to loss is limited due to this strong guarantee position and has established an allocation of  $220,000 within the loan loss reserve for this credit. The remaining non-performing assets are primarily residential mortgages that have historically experienced low levels of net charge-offs.

BBetween December 31, 2000, and September 30, 2001, total loan delinquency as a percentage of total loans was relatively consistent at slightly more than 1.0%.  At all dates presented, the Company had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2001	2000	2000
Allowance for loan losses	$ 5,692	$ 5,936	$ 5,358
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans
held for sale,
net of unearned income	0.97%	1.01%	0.88%
total delinquent loans
(past due 30 to 89 days)	94.22	92.40	117.11
total non-accrual loans	117.82	102.29	88.05
total non-performing assets	102.78	99.58	81.23

Since December 31, 2000, the balance in the allowance for loan losses has declined to $5.7 million as net charge-offs have exceeded the loan loss provision by $244,000 in the first nine months of 2001. The Company’s loan loss reserve coverage of total non-performing assets has improved to 103% during this same period due to lower non-performing assets.  The loan loss reserve to total loans ratio decreased modestly to 0.97% for that same period.  The Company currently anticipates that it will increase its quarterly loan loss provision by approximately $100,000 in the fourth quarter of 2001.  Additionally, the Company also anticipates collecting in the fourth quarter a $400,000 recovery on a previously charged-off commercial loan.  As a result of these factors, the Company currently expects that for the full year 2001 its loan loss provision will exceed net charge-offs causing the loan loss reserve balance to increase.

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

#

The following table presents an analysis of the sensitivity inherent in the Company’s net interest income, net income and market value of portfolio equity.  The interest rate scenarios in the table compare the Company’s base forecast or most likely rate scenario to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the September 30, 2001, levels. The Company’s most likely rate scenario is based upon published economic consensus estimates. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company’s expected balance sheet composition that was developed under the most likely interest rate scenario for the simulations and to the Company’s existing balance sheet composition for market value of portfolio equity analysis.

Interest Rate Scenario	Variability of Net Interest Income	Variability of Net Income	Change In Market Value of Portfolio Equity

Base	0%	0%	0%
Flat	0.7	3.2	(19.1)
200bp increase	(2.6)	(2.7)	(13.1)
200bp decrease	(3.3)	(18.7)	(28.4)

As indicated in the table, the maximum negative variability of AmeriServ Financial's net interest income was (3.3%) under a  downward rate shock forecast reflecting a 200 basis point decrease in interest rates.  The maximum negative variability of net income of (18.7%) occurred in this same 200 basis point downward rate shock and reflects further impairment of mortgage servicing rights in a falling interest rate environment.  The borrowed funds hedge transactions also helped reduce the variability of forecasted net interest income, net income, and market value of portfolio equity in a rising interest rate environment.  Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

.....LIQUIDITY...... Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $16 million from December 31, 2000, to September 30, 2001, due primarily to $70 million of cash used by investing activities.  This more than offset $38 million of cash provided by financing activities and $17 million of cash provided by operating activities.  Within investing activities, purchases of new investment securities exceeded cash proceeds from investment security maturities and sales by $55 million.  Cash advanced for new loan fundings and purchases totaled $145 million and was $3 million more than the cash received from loan principal payments and sales.  Within financing activities net short-term borrowings and Federal Home Loan Bank advances increased by $44 million and was used to fund the securities portfolio growth. The Company used $6 million of cash to pay common dividends to shareholders and service the dividend on the guaranteed junior subordinated deferrable interest debentures.

.....CAPITAL RESOURCES..... As presented in Note 16, the Company continues to be considered well-capitalized as the asset leverage ratio was 6.91% and the Tier 1 capital ratio was 12.67% at September 30, 2001.  The Company currently targets an operating range of approximately 6.50%-7.0% for the asset leverage ratio because management and the Board of Directors believes that this level provides an optimal balance between regulatory capital requirements and shareholder value needs. Note that the impact of other comprehensive income(loss) is excluded from the regulatory capital ratios. At September 30, 2001, accumulated other comprehensive income amounted to $4.5 million.  Additionally, the Company will generate approximately $2.7 million of tangible capital in 2001 due to the amortization of intangible assets.

AmeriServ Financial focuses on providing a better than peer common dividend as a key means to enhance shareholder value.  For the first nine months of 2001, the Company has paid out in dividends 108% of its reported cash earnings per share.  The Company anticipates that for the full year 2001 the dividend payout ratio should approximate 110% as the Company’s earnings have been negatively impacted by impairment charges on mortgage servicing rights.  With a stable dividend and an expected increase in earnings in the year 2002, the Company expects that its dividend payout ratio will return to a more typical level of approximately 75% of cash earnings next year.  The Company currently does not envision resuming its treasury stock repurchase program and expects to decrease the size of its earning asset base in the fourth quarter of 2001.

The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, both the Company and its subsidiary bank are considered "well capitalized" under all applicable FDIC regulations.  It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium.

The Company has declared six quarterly $0.09 Common Stock cash dividends per share since the April 1, 2000, spin-off of Three Rivers Bank.  On an annualized basis assuming a $4.50 market price, this equates to an 8.0% dividend yield.  The Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return particularly for retail shareholders.  The Company intends to maintain its quarterly common stock cash dividend at the current $0.09 per share.

.....FORWARD LOOKING STATEMENT..... As previously disclosed in an October 16, 2001 press release, the Company revised its previously disclosed 2001 net income per share range of $0.32 to $0.36 downward to $0.15 per share.  Its new cash earnings target for 2001 is $0.32 per share compared to the previously disclosed cash earnings range of $0.48 to $0.52 per share.  Factored into this new earnings projection for 2001 is the potential for an additional non-cash mortgage servicing impairment charge of $1.3 million in the fourth quarter of 2001 due to the unprecedented declines in interest rates which have continued with the most recent Federal Reserve easing of 50 basis points on October 2nd.  The Company expects the previously discussed net interest margin improvement and gains on investment security sales to offset a portion of this possible fourth quarter non-cash impairment charge.  Additionally, the Company also expects to increase its quarterly loan loss provision by approximately $100,000 in the fourth quarter of 2001 to further build its loan loss reserve given the deterioration in national and local market economic conditions particularly subsequent to September 11, 2001.

As the Company looks ahead to 2002, its focus will be on optimizing the numerous strategic initiatives that began after the April 1, 2000, spin-off of Three Rivers Bank and continued throughout 2001.  These initiatives, while negatively impacting the Company’s financial performance over the past six quarters, were critical to position the new AmeriServ Financial with a strong foundation for longer term profitable growth, geographic expansion, and revenue diversification.  Some of the important strategic accomplishments since April 1, 2000 have included: 1) the deliberate development of a unique union niche strategy to better leverage the Company’s position as one of only 13 unionized banks in the country, 2) the previously discussed branch realignment which includes a greater retail presence in the demographically attractive State College market and the opening of union specialty branch offices, 3) the exit from the unprofitable wholesale mortgage production operation at Standard Mortgage Company, 4) numerous technological investments which included the introduction of new teller and platform automation systems which provide customer contact personnel with better data to more effectively serve customer needs and the development of a fully transactional internet banking web site, and 5) the required name change of the Company from USBANCORP to AmeriServ Financial which provides the Company with a name that better fits its strategic positioning as a quality focused full financial services provider and allows the Company to expand beyond its traditional west-central Pennsylvania market without violating federal trademark laws.

In light of this clear corporate focus on earnings optimization and cash flow improvement for 2002, the Company established a range of $0.36 to $0.38 for net income per share for 2002.  On a cash basis, the Company projects an earnings range of $0.45 to $0.47 per share for the year 2002.  The Company also reaffirmed the sustainability of its annual common stock cash dividend at the current $0.36 per share.

This Form 10-Q contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations estimates, intentions, operations, future results, and prospects, including statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.  These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following:  (i) risk resulting from the Distribution and the operation of Three Rivers Bank as a separate independent company, (ii) the effect of changing regional and national economic conditions; (iii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iv) significant changes in interest rates and prepayment speeds; (v) inflation, stock and bond market, and monetary fluctuations; (vi) credit risks of commercial, real estate, consumer, and other lending activities; (vii) changes in federal and state banking and financial services laws and regulations; (viii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (ix) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (x) the willingness of customers to substitute competitors' products and services for those of the Company and vice versa; (xi) changes in consumer spending and savings habits; (xii) unanticipated regulatory or judicial proceedings; and (xiii) other external developments which could materially impact the Company's operational and financial performance.

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

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

             3.1 Articles of Incorporation, Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

             3.2 Bylaws, Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.1 Services agreement between the Company and Three Rivers Bancorp(Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

           15.1  Letter re:  unaudited interim financial information

(a)Reports on Form 8-K:  On July 12, 2001, the Company filed a Form 8-K   announcing that the Company had reached a definitive agreement for the sale of its Coalport Banking Office to CSB Bank of Curwensville.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.

Registrant

Date: November 9, 2001         /s/Orlando B. Hanselman

Orlando B.  Hanselman

Chairman, President and

Chief Executive Officer

Date: November 9, 2001          /s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

October 12, 2001

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

Orlando B. Hanselman                                                                                      Jeffrey A. Stopko

Chairman, President &                                                                                      Senior Vice President &

Chief Executive Officer                                                                                     Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and

Board of Directors of

AmeriServ Financial, Inc.:

We have reviewed the accompanying consolidated balance sheets of AmeriServ Financial, Inc. (a Pennsylvania corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income for the three month and nine month periods then ended and the related consolidated statements of changes in stockholders’ equity and cash flows for the nine month periods then ended.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of AmeriServ Financial, Inc. as of December 31, 2000, and, in our report dated January 21, 2001, we expressed an unqualified opinion on that statement.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,

October 12, 2001

November 9, 2001

To the Stockholders and Board of Directors of

AmeriServ Financial, Inc.:

We are aware that AmeriServ Financial, Inc. has incorporated by reference in its Registration Statements on Form S-3 (Registration No. 33-56604); Form S-8 (Registration No. 33-53935); Form S-8 (Registration No. 33-55845); Form S-8 (Registration No. 33-55207); and Form S-8 (Registration No. 33-55211) its Form 10-Q for the quarter ended September 30, 2001, which includes our report dated October 12, 2001, covering the unaudited interim financial information contained therein.  Pursuant to Regulation C of the Securities Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.  It should be noted that we have not performed any procedures subsequent to October 12, 2001.

Very truly yours,

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP