Form 10-K405
period 2001-12-31
AMERISERV FINANCIAL INC /PA/
filed 2002-03-19
CIK 707605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $63,618,700.65 as of January 31, 2002.

    NOTE -- If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

    Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

    (Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 13,681,441 shares were outstanding as of January 31, 2002.

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

    Portions of the annual shareholders' report for the year ended December 31, 2001, are incorporated by reference into Parts I and II.

    Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference in Part III.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Exhibit Index is located on page 76.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Consolidated Financial Data........................   11
Item 7.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............   14
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   34
Item 8.   Consolidated Financial Statements and Supplementary Data....   34
Item 9.   Changes In and Disagreements With Accountants On Accounting
          and Financial Disclosure....................................   75

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   75
Item 11.  Executive Compensation......................................   75
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   75
Item 13.  Certain Relationships and Related Transactions..............   75

PART IV
Item 14.  Exhibits, Consolidated Financial Statement Schedules, and
          Reports on Form 8-K.........................................   75
          Signatures..................................................   78

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     AmeriServ Financial, Inc. (the Company) is a financial holding company (pursuant to the Gramm-Leach-Bliley Act), organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) on January 5, 1983. The Company also acquired all of the outstanding shares of Three Rivers Bank and Trust Company (Three Rivers Bank) in June 1984, McKeesport National Bank (McKeesport Bank) in December 1985 (which was subsequently merged into Three Rivers Bank), Community Bancorp, Inc. in March 1992 (which was also subsequently merged into Three Rivers Bank in July 1997), and Johnstown Savings Bank (JSB) in June 1994 (which was immediately merged into AmeriServ Financial
Bank). Immediately following the acquisition of JSB, AmeriServ Financial Bank caused the intracompany transfer by Standard Mortgage Corporation of Georgia, a wholly-owned subsidiary of JSB, of all its assets, subject to all of its liabilities, to SMC Acquisition Corporation, an indirect subsidiary of Community. SMC Acquisition Corporation was renamed Standard Mortgage Corporation of Georgia (SMC) and is a mortgage banking company organized under the laws of the State of Georgia that services residential mortgage loans. In addition, the Company formed AmeriServ Life Insurance Company (AmeriServ Life) in October 1987, AmeriServ Trust and Financial Services Company (the Trust Company) in October 1992, and AmeriServ Associates, Inc. (AmeriServ Associates), in January 1997. AmeriServ Associates is a registered investment advisory firm that administers investment portfolios, offers operational support systems and provides asset and liability management services to small and mid-sized financial institutions.

     On April 1, 2000, the Company executed its Board approved tax-free spin-off of its Three Rivers Bank subsidiary. Shareholders received one share of the new Three Rivers Bancorp (NASDAQ: TRBC) common stock for every two shares of AmeriServ Financial common stock that they owned. The distribution of the Three Rivers Bancorp shares did not change the number of the Company's common shares outstanding. SMC, previously a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to the Company prior to consummation of the Three Rivers Bank spin-off. In the fourth quarter of 2001, SMC was sold by the Company to the Bank. For more detailed pro forma information see Note #25.

     The Company's principal activities consist of owning and operating its four wholly owned subsidiary entities. At December 31, 2001, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $1.20 billion, $676 million and $79 million, respectively. The Company and the subsidiary entities derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and insurance risk management.

AMERISERV FINANCIAL BANKING SUBSIDIARY

  AmeriServ Financial Bank

     AmeriServ Financial Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 24 locations in Allegheny, Blair, Cambria, Centre, Dauphin, Somerset, and Westmoreland Counties, Pennsylvania, AmeriServ Financial Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler's checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, commercial equipment lease financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services;

     AmeriServ Financial Bank also operates 30 automated bank teller machines
(ATMs) through its 24-Hour Banking Network which is linked with STAR, a regional ATM network and CIRRUS, a national ATM network. AmeriServ Financial Bank also has two wholly owned mortgage banking subsidiaries -- SMC and AmeriServ Mortgage Company. AmeriServ Mortgage Company originates and sells retail mortgage loans primarily in west-central Pennsylvania. SMC is a residential mortgage loan servicer based in Atlanta, GA. AmeriServ Financial Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio. AmeriServ Financial Bank's business is not seasonal nor does it have any risks attendant to foreign sources.

     AmeriServ Financial Bank is subject to supervision and regular examination by the Federal Reserve and the Pennsylvania Department of Banking. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2001:

Headquarters................................................  Johnstown, PA
Chartered...................................................           1933
Total Assets................................................     $1,186,396
Total Investment Securities.................................      $ 487,754
Total Loans (net of unearned income)........................      $ 599,481
Total Deposits..............................................      $ 676,346
Total Net Income............................................     $    6,444
Asset Leverage Ratio........................................           6.92%
2001 Return on Average Assets...............................           0.52%
2001 Return on Average Equity...............................           6.37%
Total Full-time Equivalent Employees........................            437

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES

  AmeriServ Trust and Financial Services Company

     AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. The Trust Company offers a complete range of trust and financial services and has $1.2 billion in assets under management. The Trust Company also offers the ERECT Funds and BUILD Fund which are collective investment funds for trade union controlled pension fund assets. Additionally, AmeriServ Financial Services Corporation was formed on May 23, 1997 and engages in the sale of annuities, mutual funds, and insurance.

  AmeriServ Life

     AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company's market area. Operations of AmeriServ Life are conducted in each office of the Company's banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Federal Reserve. At December 31, 2001, AmeriServ Life had total assets of $2.7 million and total shareholder's equity of $1.6 million.

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

COMPETITION

     The subsidiary entities face strong competition from other commercial banks, savings banks, savings and loan associations, and several other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions which are substantially larger and have greater financial resources than the subsidiary entities. As the financial services industry continues to consolidate, the scope of potential competition affecting the subsidiary entities will also increase. For most of the services that the subsidiary entities perform, there is also competition from credit unions and issuers of commercial paper and money market funds. Such institutions, as well as brokerage houses, consumer finance companies, insurance companies, and pension trusts, are important competitors for various types of financial services. In addition, personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals.

MARKET AREA

     The Company's local economy, while continuing to expand and diversify, has not been immune to the national economic slowdown. The economy in Cambria and Somerset counties continues to perform below that of the national economy. Nationally, the rate of unemployment at year-end 2001 amounted to 5.3%, while the unemployment rate in the Cambria/Somerset market was 1.0% higher at 6.3%. While economic conditions were noticeably slower at the end of the year from the beginning, loan demand in our market remained relatively brisk. Overall, economic conditions in Johnstown Metro are expected to experience little change in 2002 and may experience some modest improvement if an economic recovery takes hold.

     Economic conditions are better in the State College area which comprises Centre County. The unemployment rate at 3.2% is well below the national average. The State College market presents the Company with a more vibrant economic market and a different demographic. The 18 to 34 year old age group makes up a much greater percentage of the population in State College than in the Cambria/Somerset market, while the population of people 50 years of age or older is significantly less in State College. Overall, the opportunities presented in the market are quite different, challenging and provide a promising source of business to profitably grow the Company.

     During 2001, the Company expanded through its union niche offices into Harrisburg in Dauphin County to the east of Johnstown and west into Pittsburgh in Allegheny County. These counties provide the Company with more vibrant economic markets. We expect these areas to respond quite positively to economic improvements throughout 2002. The unemployment rate was 3.5% at year-end in Dauphin County, while Allegheny County was at 4.3%.

     Nationally, consumer confidence remains stunningly high at yearend 2001. The consumer is expected to slowly push the national economy back into positive expansion. Low energy costs, coupled with expected business inventory replacement and a very accommodative Federal Reserve holding short interest rates at record low levels, should be sufficient stimulus to maintain a strong consumer confidence and produce a slow, positive economic expansion in 2002.

     The bank's loans and deposits are expected to show parallel growth with the economy. Record loan prepayments experienced over most of 2001 are expected to materially slow as the interest rate yield curve shifts to a much steeper position. Based upon current economic conditions, the Company expects loans to grow slowly over 2002. Customer deposits are expected to continue to grow as well. This growth is reflective of the drop in consumer confidence in the equity markets that is expected to remain troublesome throughout the year 2002.

EMPLOYEES

     The Company employed approximately 540 persons as of December 31, 2001, in full- and part-time positions. Approximately 308 non-supervisory employees of AmeriServ Financial Bank are represented by the United Steelworkers of America, AFL-CIO-CLC, Local Union 2635-06/07. AmeriServ Financial Bank and such employees are parties to a labor contract pursuant to which employees have agreed not to engage in any work stoppage during the term of the contract which will expire on October 15, 2003. AmeriServ Financial Bank has not experienced a work stoppage since 1979. The Company successfully negotiated a four-year collective bargaining agreement with the local union which took effect October 16, 1999. Key provisions of the most recent contract include: A modernized profit sharing formula, 2% contribution to the 401(k) account for each union employee, increased staffing flexibility and wage increases of 3% in each of the first three years and 4% in the fourth year.

COMMITMENTS AND LINES OF CREDIT

     The Company's subsidiaries are obligated under commercial, standby, and trade-related irrevocable letters of credit aggregating $10.0 million at December 31, 2001. In addition, the Company's AmeriServ Financial Bank subsidiary has issued lines of credit to customers generally for periods of up to one year. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2001, AmeriServ Financial Bank had unused loan commitments of approximately $145.6 million. The Company has ample liquidity available to fund all outstanding loan commitments if they were fully drawn upon.

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

     The following Guide 3 information is included in this Form 10-K as listed below:

      I.  Distribution of Assets, Liabilities, and Stockholders'
          Equity; Interest Rates and Interest Differential
          Information. Information required by this section is presented on pages 19-21 and 29-31.

     II.  Investment Portfolio
          Information required by this section is presented on pages
          5, 6, 45, 46 and 47.

    III.  Loan Portfolio
          Information required by this section appears on pages 7, 8, 47, 48 and 49.

     IV.  Summary of Loan Loss Experience
          Information required by this section is presented on pages
          21-25 and 48.

      V.  Deposits
          Information required by this section follows on pages 8, 9 and 51.

     VI.  Return on Equity and Assets
          Information required by this section is presented on page
          12.

    VII.  Short-Term Borrowings
          Information required by this section is presented on page
          50.

INVESTMENT PORTFOLIO

     Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair value. At December 31, 2001, 100% of the securities portfolio was classified as available for sale.

     The following table sets forth the cost basis and market value of AmeriServ Financial's investment portfolio as of the periods indicated:

     Investment Securities Available for Sale at:

                                                                       DECEMBER 31,
                                                            ----------------------------------
                                                              2001        2000         1999
                                                            --------    --------    ----------
                                                                      (IN THOUSANDS)
Cost Basis:
  U.S. Treasury...........................................  $ 10,972    $ 10,820    $   15,855
  U.S. Agency.............................................       850      35,507        43,599
  State and municipal.....................................     1,012      39,398       156,256
  Mortgage-backed securities..............................   439,591     419,669       943,474
  Other securities........................................    46,154      50,793        82,568
                                                            --------    --------    ----------
Total cost basis of investment securities available for
  sale....................................................  $498,579    $556,187    $1,241,752
                                                            ========    ========    ==========
Total market value of investment securities available for
  sale....................................................  $498,626    $550,232    $1,187,335

     The total securities portfolio decreased by approximately $52 million between December 31, 2000 and December 31, 2001. This decrease was due to management's decision to delever the securities portfolio through a combination of securities sales and cash flow from mortgage-backed securities pay-downs. The Company used this cash from the securities portfolio to primarily paydown short-term borrowings. The total securities portfolio decreased by $637 million between December 31, 1999 and December 31, 2000. $465 million of this decline was due to the spin-off of Three Rivers Bank. The remainder of the decrease was due to management's decision to delever the securities portfolio. The Company used this cash from the securities portfolio to primarily paydown short-term borrowings and reduce the Company's exposure to rising short-term interest rates.

     At December 31, 2001, investment securities having a book value of $253.5 million were pledged as collateral for public funds, and FHLB borrowings.

     The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders' equity at December 31, 2001.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain minor exceptions, prohibits the purchase of any investment security below a Moody's Investor Service or Standard & Poor's rating of A. At December 31, 2001, 94.4% of the portfolio was rated AAA compared to 96.5% at December 31, 2000. Approximately 5.0% was rated below A or unrated at December 31, 2001.

LOAN PORTFOLIO

     The following table sets forth the Company's loans by major category as of the dates set forth below:

                                                          AT DECEMBER 31
                                   ------------------------------------------------------------
                                     2001        2000         1999          1998         1997
                                   --------    --------    ----------    ----------    --------
                                                          (IN THOUSANDS)
Commercial.......................  $123,523    $116,615    $  152,042    $  139,751    $143,113
Commercial loans secured by real
  estate.........................   209,483     193,912       406,927       341,842     302,620
Real estate-mortgage(1)..........   231,728     242,370       452,507       449,875     440,734
Consumer.........................    36,186      35,749        70,983        88,812      95,272
                                   --------    --------    ----------    ----------    --------
  Loans..........................   600,920     588,646     1,082,459     1,020,280     981,739
  Less: Unearned income..........     7,619       8,012         8,408         5,276       5,327
                                   --------    --------    ----------    ----------    --------
  Loans, net of unearned
     income......................  $593,301    $580,634    $1,074,051    $1,015,004    $976,412
                                   ========    ========    ==========    ==========    ========

---------------
(1) At December 31, 2001 and 2000, real estate-construction loans constituted 5.6% and 3.0% of the Company's total loans, net of unearned income, respectively.

     Total loans, net of unearned income, increased by $13 million between December 31, 2000, and December 31, 2001. This growth occurred in commercial mortgage loans which increased by $15.6 million, or 2.6%, and commercial loans which grew by $6.9 million, or a 1.2%. Total loans, net of unearned income, decreased by $493 million between December 31, 1999, and December 31, 2000. Approximately $476 million of this decline resulted from the spin-off of Three Rivers Bank. The remainder of the decline was due primarily to lower balances of residential mortgage and consumer loans as new loan production was lower in 2000 as a result of the higher interest rate environment.

     The amount of loans outstanding by category as of December 31, 2001, which are due in (i) one year or less, (ii) more than one year through five years, and
(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                             MORE THAN
                                                    ONE       ONE YEAR
                                                   YEAR       THROUGH         OVER        TOTAL
                                                  OR LESS    FIVE YEARS    FIVE YEARS     LOANS
                                                  -------    ----------    ----------    --------
                                                           (IN THOUSANDS, EXCEPT RATIOS)
COMMERCIAL......................................  $34,555     $ 79,894      $  9,074     $123,523
COMMERCIAL LOANS SECURED BY REAL ESTATE.........   19,033      105,544        84,906      209,483
REAL ESTATE-MORTGAGE............................   20,831       34,231       176,666      231,728
CONSUMER........................................   10,929        4,481        20,776       36,186
                                                  -------     --------      --------     --------
TOTAL...........................................   85,348      224,150       291,422      600,920
                                                  =======     ========      ========     ========
LOANS WITH FIXED-RATE...........................   37,489      189,661       195,887      423,037
LOANS WITH FLOATING-RATE........................   47,859       34,489        95,535      177,883
                                                  -------     --------      --------     --------
TOTAL...........................................   85,348      224,150       291,422      600,920
                                                  =======     ========      ========     ========
PERCENT COMPOSITION OF MATURITY.................     14.2%        37.3%         48.5%       100.0%
FIXED-RATE LOANS AS A PERCENTAGE OF TOTAL
  LOANS.........................................                                             70.4%
FLOATING-RATE LOANS AS A PERCENTAGE OF TOTAL
  LOANS.........................................                                             29.6%

     The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

     At December 31, 2001, 70.4% of total loans were fixed-rate which was comparable with the prior year. The stability in the fixed-rate percentage between years reflects customer preference for fixed-rate loans in lower interest rate environments. Also, a good portion of the commercial real estate loan growth has occurred in the one to five year fixed-rate area. For additional information regarding interest rate sensitivity, see Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Interest Rate Sensitivity.

COMMERCIAL

     This category includes credit extensions and leases to commercial and industrial borrowers. Business assets, including accounts receivable, inventory and/or equipment, typically secure these credits. In appropriate instances, extensions of credit in this category are subject to collateral advance formulas. Balance sheet strength and profitability are considered when analyzing these credits, with special attention given to historical, current and prospective sources of cash flow, and the ability of the customer to sustain cash flow at acceptable levels. Policy permits flexibility in determining acceptable debt service coverage ratios, with a minimum level of 1.1 to 1 desired. Personal guarantees are frequently required; however, as the financial strength of the borrower increases, our ability to obtain personal guarantees decreases. In addition to economic risk, this category is impacted by the management ability of the borrower and industry risk, which are also considered during the underwriting process.

COMMERCIAL LOANS SECURED BY REAL ESTATE

     This category includes various types of loans, including acquisition and construction of investment property, owner-occupied property and operating property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by Credit Policy and follow industry guidelines and norms, and regulatory limitations. Personal guarantees are normally required during the construction phase on construction credits, and are frequently obtained on mid to smaller commercial real estate loans. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, which are monitored and considered at underwriting.

REAL ESTATE -- MORTGAGE

     This category includes mortgages that are secured by residential property. Underwriting of loans within this category is pursuant to Freddie Mac/Fannie Mae underwriting guidelines, with the exception of CRA loans, which exhibit more liberal standards. The major risk in this category is that a significant downward economic trend would increase unemployment and cause payment default.

CONSUMER

     This category includes consumer installment loans and revolving credit plans. Underwriting is pursuant to industry norms and guidelines and is achieved through a process, which is inclusive of the Fair Isaac Credit Scoring program. The major risk in this category is a significant economic downturn.

DEPOSITS

     The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three calendar years:

                                                2001                2000                 1999
                                          ----------------    ----------------    ------------------
                                           AMOUNT     RATE     AMOUNT     RATE      AMOUNT      RATE
                                          --------    ----    --------    ----    ----------    ----
                                                           (IN THOUSANDS, EXCEPT RATES)
Demand -- non-interest bearing........    $ 91,033      --%   $105,824      --%   $  170,891      --%
Demand -- interest bearing............      47,530    0.91      58,424    0.97        93,399    0.99
Savings...............................      91,926    1.52     112,829    1.57       171,783    1.63
Money markets.........................     134,799    2.71     142,903    4.65       182,395    3.60
Other time............................     303,135    5.30     383,657    5.28       619,392    5.03
                                          --------            --------            ----------
Total deposits........................    $668,423    3.73%   $803,637    4.19%   $1,237,860    3.86%
                                          ========            ========            ==========

     Total average deposits decreased by $135 million in 2001, but $143 million of this decline was due to the April 1, 2000, spin-off of Three Rivers Bank. Excluding TRB, there was an $8 million increase in average deposits due to the addition of two new union niche offices and the opening of a full service branch in State College. This more than offset the sale of $15.7 million of deposits with the Company's Coalport office. Total average deposits decreased by $434 million in 2000 due to the spin-off of Three Rivers Bank.

     The following table indicates the maturities and amounts of certificates of deposit issued in denominations of $100,000 or more as of December 31, 2001:

MATURING IN:

                                                              (IN THOUSANDS)
                                                              --------------
Three months or less........................................     $11,860
Over three through six months...............................      12,052
Over six through twelve months..............................       2,900
Over twelve months..........................................       3,295
                                                                 -------
Total.......................................................     $30,107
                                                                 =======

ITEM 2.  PROPERTIES

     The principal offices of the Company and AmeriServ Financial Bank occupy a five-story building at the corner of Main and Franklin Streets in Johnstown plus several floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 16 other locations which are owned in fee. Twelve additional locations are leased with terms expiring from March 31, 2002 to August 31, 2011.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     As of January 31, 2002, the Company had 5,013 shareholders of its Common Stock. Other information required by this section is presented on pages 60, 61 and 62.

COMMON STOCK

     AmeriServ Financial, Inc's Common Stock is traded on the NASDAQ National Market System under the symbol ASRV. The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

                                                               CLOSING PRICES
                                                              ----------------    CASH DIVIDENDS
                                                               HIGH      LOW         DECLARED
                                                              ------    ------    --------------
YEAR ENDED DECEMBER 31, 2001:
                                                              $ 4.63    $ 3.88        $0.09
  FIRST QUARTER...........................................
                                                                5.80      4.20         0.09
  SECOND QUARTER..........................................
                                                                5.90      4.60         0.09
  THIRD QUARTER...........................................
                                                                4.80      4.30         0.09
  FOURTH QUARTER..........................................

Year ended December 31, 2000:
                                                              $12.61    $ 8.25        $0.15
  First Quarter...........................................
                                                                7.00      3.38         0.09
  Second Quarter..........................................
                                                                5.00      3.56         0.09
  Third Quarter...........................................
                                                                4.50      3.78         0.09
  Fourth Quarter..........................................

     The following table sets forth the high and low closing prices and the cash dividends declared per share for the periods indicated with the First Quarter of 2000 adjusted for the spin-off of Three Rivers Bank:

                                                               CLOSING PRICES
                                                              ----------------    CASH DIVIDENDS
                                                               HIGH      LOW         DECLARED
                                                              ------    ------    --------------
YEAR ENDED DECEMBER 31, 2001:
                                                              $ 4.63    $ 3.88        $0.09
  FIRST QUARTER...........................................
                                                                5.80      4.20         0.09
  SECOND QUARTER..........................................
                                                                5.90      4.60         0.09
  THIRD QUARTER...........................................
                                                                4.80      4.30         0.09
  FOURTH QUARTER..........................................

Year ended December 31, 2000:
                                                              $ 6.45    $ 4.21        $0.09
  First Quarter...........................................
                                                                7.00      3.38         0.09
  Second Quarter..........................................
                                                                5.00      3.56         0.09
  Third Quarter...........................................
                                                                4.50      3.78         0.09
  Fourth Quarter..........................................

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                 SELECTED TEN-YEAR CONSOLIDATED FINANCIAL DATA

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        2001         2000         1999         1998         1997
                                     ----------   ----------   ----------   ----------   ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income..............  $   81,659   $  107,298   $  165,188   $  158,958   $  154,788
Total interest expense.............      53,461       69,839       99,504       93,728       87,929
                                     ----------   ----------   ----------   ----------   ----------
Net interest income................      28,198       37,459       65,684       65,230       66,859
  Provision for loan losses........       1,350        2,096        1,900          600          158
                                     ----------   ----------   ----------   ----------   ----------
Net interest income after provision
  for loan losses..................      26,848       35,363       63,784       64,630       66,701
Total non-interest income..........      18,075       16,609       24,374       23,689       20,203
Total non-interest expense.........      42,536       51,734       60,815       59,520       54,104
                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle........................       2,387          238       27,343       28,799       32,800
  Provision (benefit) for income
    taxes..........................         412      (1,478)        6,922        7,655        9,303
                                     ----------   ----------   ----------   ----------   ----------
Income before extraordinary item,
  cumulative effect of change in
  accounting principle.............       1,975        1,716       20,421       21,144       23,497
  Cumulative effect of change in
    accounting principle...........          --           --           --           --           --
                                     ----------   ----------   ----------   ----------   ----------
Net income.........................  $    1,975   $    1,716   $   20,421   $   21,144   $   23,497
                                     ==========   ==========   ==========   ==========   ==========
Net income applicable to common
  stock............................  $    1,975   $    1,716   $   20,421   $   21,144   $   23,497
                                     ==========   ==========   ==========   ==========   ==========
PER COMMON SHARE DATA:(1)
Basic earnings per share...........  $     0.15   $     0.13   $     1.53   $     1.51   $     1.56
Diluted earnings per share.........        0.15         0.13         1.52         1.48         1.54
Cash dividends declared............        0.36         0.42         0.59         0.60         0.53
Book value at period end...........        5.83         5.83         8.46        10.48        10.77
                                     ==========   ==========   ==========   ==========   ==========
BALANCE SHEET AND OTHER DATA:
Total assets.......................  $1,198,859   $1,254,261   $2,467,479   $2,377,081   $2,239,110
Loans and loans held for sale, net
  of unearned income...............     599,481      590,271    1,095,804    1,066,321      989,575
Allowance for loan losses..........       5,830        5,936       10,350       10,725       12,113
Investment securities available for
  sale.............................     498,626      550,232    1,187,335      661,491      580,115
Investment securities held to
  maturity.........................          --           --           --      508,142      536,608
Deposits...........................     676,346      659,064    1,230,941    1,176,291    1,139,527
Total borrowings...................     424,665      500,580    1,099,842    1,026,570      913,056
Stockholders' equity...............      79,490       78,407      112,557      141,670      158,180
Full-time equivalent employees.....         475          477          745          762          765
                                     ==========   ==========   ==========   ==========   ==========

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                     ----------   ----------   ----------   ----------   ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income..............  $  137,333   $  129,715   $  102,811   $   85,735   $   82,790
Total interest expense.............      76,195       73,568       46,993       36,250       38,349
                                     ----------   ----------   ----------   ----------   ----------
Net interest income................      61,138       56,147       55,818       49,485       44,441
  Provision for loan losses........          90          285      (2,765)        2,400        2,216
                                     ----------   ----------   ----------   ----------   ----------
Net interest income after provision
  for loan losses..................      61,048       55,862       58,583       47,085       42,225
Total non-interest income..........      18,689       16,543        8,187       10,150        8,346
Total non-interest expense.........      52,474       50,557       49,519       40,715       36,248
                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle........................      27,263       21,848       17,251       16,520       14,323
  Provision (benefit) for income
    taxes..........................       7,244        6,045        5,931        5,484        5,440
                                     ----------   ----------   ----------   ----------   ----------
Income before extraordinary item,
  cumulative effect of change in
  accounting principle.............      20,019       15,803       11,320       11,036        8,883
  Cumulative effect of change in
    accounting principle...........          --           --           --        1,452           --
                                     ----------   ----------   ----------   ----------   ----------
Net income.........................  $   20,019   $   15,803   $   11,320   $   12,488   $    8,883
                                     ==========   ==========   ==========   ==========   ==========
Net income applicable to common
  stock............................  $   20,019   $   15,803   $   11,320   $   12,385   $    7,710
                                     ==========   ==========   ==========   ==========   ==========
PER COMMON SHARE DATA:(1)
Basic earnings per share...........  $     1.28   $     0.96   $     0.73   $     0.93   $     0.89
Diluted earnings per share.........        1.28         0.96         0.73         0.91         0.84
Cash dividends declared............        0.46         0.35         0.32         0.29         0.25
Book value at period end...........        9.97         9.45         8.19         8.22         7.69
                                     ==========   ==========   ==========   ==========   ==========
BALANCE SHEET AND OTHER DATA:
Total assets.......................  $2,087,112   $1,885,372   $1,788,890   $1,241,521   $1,139,855
Loans and loans held for sale, net
  of unearned income...............     939,726      834,634      868,004      727,186      648,915
Allowance for loan losses..........      13,329       14,914       15,590       15,260       13,752
Investment securities available for
  sale.............................     455,890      427,112      259,462      428,712      366,888
Investment securities held to
  maturity.........................     546,318      463,951      524,638           --           --
Deposits...........................   1,138,738    1,177,858    1,196,246    1,048,866      997,591
Total borrowings...................     770,102      534,182      432,735       60,322       48,461
Stockholders' equity...............     151,917      150,492      137,136      116,615       82,971
Full-time equivalent employees.....         759          742          780          665          644
                                     ==========   ==========   ==========   ==========   ==========

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        2001         2000         1999         1998         1997
                                     ----------   ----------   ----------   ----------   ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SELECTED FINANCIAL RATIOS:
Return on average total equity.....        2.44%        2.11%       15.48%       14.13%       15.00%
Return on average assets...........        0.15         0.11         0.83         0.93         1.09
Loans and loans held for sale, net
  of unearned income, as a percent
  of deposits, at period end.......       88.64        89.56        89.02        87.09        86.84
Ratio of average total equity to
  average assets...................        6.32         5.20         5.39         6.58         7.28
Common stock cash dividends as a
  percent of net income applicable
  to common stock..................      247.29       327.27        38.51        41.00        34.00
Common and preferred stock cash
  dividends as a percent of net
  income...........................      247.29       327.27        38.51        41.00        34.00
Interest rate spread...............        2.08         2.26         2.59         2.58         2.97
Net interest margin................        2.45         2.63         2.96         3.17         3.43
Allowance for loan losses as a
  percentage of loans and loans
  held for sale, net of unearned
  income, at period end............        0.97         1.01         0.94         1.01         1.22
Non-performing assets as a
  percentage of loans and loans
  held for sale and other real
  estate owned, at period end......        1.67         1.01         1.21         0.77         0.89
Net charge-offs as a percentage of
  average loans and loans held for
  sale.............................        0.26         0.21         0.21         0.19         0.14
Ratio of earnings to fixed charges
  and preferred dividends:(2)
Excluding interest on deposits.....        1.07X        1.01x        1.47x        1.54x        1.72x
Including interest on deposits.....        1.04         1.00         1.27         1.31         1.37
One year GAP ratio, at period
  end..............................        1.30         1.01         0.59         1.03         0.88
                                     ==========   ==========   ==========   ==========   ==========

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                     ----------   ----------   ----------   ----------   ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SELECTED FINANCIAL RATIOS:
Return on average total equity.....       13.36%       11.03%        8.92%       11.46%       11.41%
Return on average assets...........        1.03         0.87         0.75         1.03         0.85
Loans and loans held for sale, net
  of unearned income, as a percent
  of deposits, at period end.......       82.52        70.86        72.56        69.33        65.05
Ratio of average total equity to
  average assets...................        7.69         7.85         8.39         8.96         7.48
Common stock cash dividends as a
  percent of net income applicable
  to common stock..................       35.28        36.43        44.57        32.28        27.16
Common and preferred stock cash
  dividends as a percent of net
  income...........................       35.28        36.43        44.57        32.84        37.64
Interest rate spread...............        3.06         2.94         3.47         3.72         3.93
Net interest margin................        3.52         3.45         4.03         4.34         4.58
Allowance for loan losses as a
  percentage of loans and loans
  held for sale, net of unearned
  income, at period end............        1.42         1.79         1.80         2.10         2.12
Non-performing assets as a
  percentage of loans and loans
  held for sale and other real
  estate owned, at period end......        0.92         1.13         0.91         0.89         1.58
Net charge-offs as a percentage of
  average loans and loans held for
  sale.............................        0.20         0.08         0.04         0.13         0.58
Ratio of earnings to fixed charges
  and preferred dividends:(2)
Excluding interest on deposits.....        1.79x        1.77x        2.34x        5.26x        4.05x
Including interest on deposits.....        1.36         1.30         1.37         1.45         1.36
One year GAP ratio, at period
  end..............................        0.79         0.86         0.79         1.10         1.14
                                     ==========   ==========   ==========   ==========   ==========

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

                 SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

                                                                    2001 QUARTER ENDED
                                                ----------------------------------------------------------
                                                DEC. 31          SEPT. 30         JUNE 30         MARCH 31
                                                --------         --------         -------         --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME...............................  $18,923          $20,565          $20,997         $21,174
NON-INTEREST INCOME...........................    4,778            5,311           3,656            4,330
                                                -------          -------          -------         -------
TOTAL REVENUE.................................   23,701           25,876          24,653           25,504
                                                -------          -------          -------         -------
INTEREST EXPENSE..............................   11,883           13,698          13,821           14,059
PROVISION FOR LOAN LOSSES.....................      390              315             330              315
NON-INTEREST EXPENSE..........................   10,940           11,628           9,708           10,260
                                                -------          -------          -------         -------
INCOME BEFORE INCOME TAXES....................      488              235             794              870
  PROVISION (BENEFIT) FOR INCOME TAXES........       87               (5)            156              174
                                                -------          -------          -------         -------
NET INCOME....................................  $   401          $   240          $  638          $   696
                                                -------          -------          -------         -------
BASIC EARNINGS PER COMMON SHARE...............  $  0.03          $  0.02          $ 0.05          $  0.05
DILUTED EARNINGS PER COMMON SHARE.............     0.03             0.02            0.05             0.05
CASH DIVIDENDS DECLARED PER COMMON SHARE......     0.09             0.09            0.09             0.09
                                                =======          =======          =======         =======

                                                                    2000 QUARTER ENDED
                                                ----------------------------------------------------------
                                                DEC. 31          SEPT. 30         JUNE 30         MARCH 31
                                                --------         --------         -------         --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income...............................  $21,414          $22,039          $22,373         $41,472
Non-interest income...........................    3,970            4,447           4,291            3,901
                                                --------         -------          -------         -------
Total revenue.................................   25,384           26,486          26,664           45,373
                                                --------         -------          -------         -------
Interest expense..............................   14,390           14,701          14,635           26,113
Provision for loan losses.....................    1,424              249             174              249
Non-interest expense..........................   12,691           10,280          11,766           16,997
                                                --------         -------          -------         -------
Income (loss) before income taxes.............   (3,121)           1,256              89            2,014
  Provision (benefit) for income taxes........   (1,163)             203              79             (597)
                                                --------         -------          -------         -------
Net income (loss).............................  $(1,958)         $ 1,053          $   10          $ 2,611
                                                --------         -------          -------         -------
Basic earnings per common share...............  $ (0.15)         $  0.08          $   --          $  0.20
Diluted earnings per common share.............    (0.15)            0.08              --             0.20
Cash dividends declared per common share......     0.09             0.09            0.09             0.15
                                                ========         =======          =======         =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (M. D. & A.)

     The following discussion and analysis of financial condition and results of operations of AmeriServ Financial should be read in conjunction with the consolidated financial statements of AmeriServ Financial, including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

     PERFORMANCE OVERVIEW. . .The following tables summarize some of the Company's key performance indicators for each of the past three years. The Company successfully spun-off its Three Rivers Bank subsidiary on April 1, 2000. Consequently, the Company's financial results for 2001 exclude Three Rivers Bank while the financial results for 2000 include Three Rivers Bank for the first quarter of that year. The financial results for 1999 include Three Rivers Bank for the entire period. The pro forma results exclude Three Rivers Bank from all financial data to allow for more meaningful comparability. Cash performance results exclude amortization related to goodwill and core deposit intangibles net of applicable income tax effects. While mortgage servicing impairment charges are non-cash at the time of recognition, they are by industry definition not excluded from cash performance.

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                               2001        2000        1999
                                                              -------    --------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                     DATA AND RATIOS)
Net income..................................................  $1,975     $ 1,716     $20,421
Diluted earnings per share..................................    0.15        0.13        1.52
Return on average equity....................................    2.44%       2.11%      15.48%
CASH PERFORMANCE DATA:
Cash earnings...............................................  $4,440     $ 4,116     $23,127
Cash earnings per diluted share.............................    0.33        0.31        1.72
Return on average equity....................................    5.50%       5.06%      17.53%

                                                                         PRO FORMA
                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                      DATA AND RATIOS)
Total interest income.......................................  $81,659     $89,198     $94,371
Total interest expense......................................   53,461      58,828      58,422
Net interest income.........................................   28,198      30,370      35,949
Provision for loan losses...................................    1,350       1,946       1,600
Total non-interest income...................................   18,075      15,986      18,721
Total non-interest expense..................................   42,536      45,262      39,787
Net income..................................................  $ 1,975     $   184     $10,451
Diluted earnings per share..................................     0.15        0.02        0.78
Return on average equity....................................     2.44%       0.26%      13.70%
CASH PERFORMANCE DATA:
Cash earnings...............................................  $ 4,440     $ 2,589     $12,865
Cash earnings per diluted share.............................     0.33        0.19        0.96
Return on average equity....................................     5.50%       3.70%      16.86%

     The Company's net income for 2001 totaled $2.0 million or $0.15 per diluted share. The 2001 financial performance represents an improvement from both the $1.7 million or $0.13 per diluted share actual performance and the $184,000 or $0.02 per diluted share pro forma performance for 2000. Cash earnings per share for 2001 totaled $0.33 compared to $0.31 on an actual basis and $0.19 on a pro forma basis for 2000. The return on equity performance comparatives are also favorable despite higher average equity balances in 2001. The higher equity balances reflect increased other comprehensive income within the capital section of the balance sheet due to the improvement in value of the available for sale investment securities portfolio as a result of the lower interest rate environment experienced in 2001.

     Factors that contributed to the higher net income in 2001 included increased non-interest income, lower non-interest expense, and a reduced provision for loan losses. Specifically, non-interest income increased by $1.5 million on an actual basis and $2.1 million on a pro forma basis due primarily to increased gains generated on asset sales in 2001. Non-interest expense declined by $9.2 million on an actual basis and $2.6 million on a pro forma basis in 2001. The lower non-interest expense was driven primarily by reduced salaries and employee benefit costs and the non-recurrence of $2.6 million in costs incurred for the Three Rivers Bank spin-off during 2000. The provision for loan losses declined by $746,000 in 2001 as the Company took action to strengthen its allowance for loan losses in the fourth quarter of 2000 due to a problem commercial trucking lease that the Company worked out during 2001.

     These positive items were partially offset by reduced net interest income and higher income tax expense. An 18 basis point reduction in the net interest margin and a reduced level of earning assets caused net interest income to decline by $9.3 million on an actual basis and $2.2 million on a pro forma basis from the 2000 level. The higher income tax expense reflects a more typical income tax provision in 2001. The Company benefited from a reduction in income tax expense of $925,000 on an actual basis and $275,000 on a pro forma basis in 2000 due to the successful conclusion of an Internal Revenue Service examination of the Company's tax returns.

     The Company's net income for 2000 totaled $1.7 million or $0.13 per diluted share. AmeriServ Financial expensed all costs incurred to complete the Three Rivers Bank spin-off during 2000. These non-recurring spin-off costs amounted to $2.6 million. The Company's 2000 financial performance was also negatively impacted by a $1.5 million charge to exit the wholesale mortgage production business. This charge was recorded in the fourth quarter of 2000 due to the December 20th receipt of a favorable supplemental private letter ruling from the IRS which ensured that the tax-free treatment of the Three Rivers Bank spin-off would not be jeopardized by this action. On a pro forma basis, the Company's earnings totaled $184,000 or $0.02 per diluted share for the year 2000. The Company's financial performance for the year 2000 on both an actual and pro forma basis represents a decrease from the $20.4 million or $1.52 per diluted share actual performance or $10.5 million or $0.78 per diluted share pro forma performance for 1999.

     Other factors that contributed to the lower earnings in 2000 included reduced net interest income, an increased loan loss provision, and a lower level of non-interest income. The lower non-interest income resulted primarily from reduced gains on asset sales as the Company benefited from a $1.6 million gain on the sale of its credit card portfolio and a $540,000 gain on the sale of a small marginally profitable branch office in 1999. The higher interest rate environment in 2000 also contributed to reduced gains on mortgage loan sales and the realization of $952,000 in losses on investment security sales due to the Company's decision to delever its balance sheet. A 33 basis point reduction in the net interest margin and a reduced level of earning assets caused net interest income to decline by $28 million on an actual basis and $5.6 million from the pro forma 1999 level. Actions taken by the Company to strengthen its allowance for loan losses in the fourth quarter of 2000 contributed to the higher loan loss provision. These negative items were partially offset by reduced income tax expense.

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

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                               2001        2000        1999
                                                              -------    --------    --------
                                                               (IN THOUSANDS, EXCEPT RATIOS)
Interest income.............................................  $81,659    $107,298    $165,188
Interest expense............................................   53,461      69,839      99,504
                                                              -------    --------    --------
Net interest income.........................................   28,198      37,459      65,684
Tax-equivalent adjustment...................................    1,023       1,688       3,079
                                                              -------    --------    --------
Net tax-equivalent interest income..........................  $29,221    $ 39,147    $ 68,763
Net interest margin.........................................     2.45%       2.63%       2.96%

                                                                        PRO FORMA
                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
                                                              (IN THOUSANDS, EXCEPT RATIOS)
Interest income.............................................  $81,659    $89,198    $94,371
Interest expense............................................   53,461     58,828     58,422
                                                              -------    -------    -------
Net interest income.........................................   28,198     30,370     35,949
Tax-equivalent adjustment...................................    1,023      1,481      2,138
                                                              -------    -------    -------
Net tax-equivalent interest income..........................  $29,221    $31,851    $38,087
Net interest margin.........................................     2.45%      2.59%      2.88%

     2001 NET INTEREST PERFORMANCE OVERVIEW. . .The Company's 2001 net interest income on a tax-equivalent basis decreased by $2.6 million or 8.3% from the pro forma 2000 level due to a combination of a reduced net interest margin and a lower volume of earning assets. A 14 basis point drop in the net interest margin was caused by a 44 basis point decrease in the earning asset yield which more than offset a decline of 27 basis points in the cost of funds. The lower volume of earning assets resulted from a decline in both average loans and investment securities outstanding. Accelerated asset prepayments were a key factor responsible for both the lower earning asset yield and the drop in total earning assets. The trends noted on a pro forma basis were also experienced on an actual basis with the volume of earning asset shrinkage magnified due to the spin-off of Three Rivers Bank. On an actual basis tax-equivalent net interest income declined by $9.9 million or 25.4%.

     COMPONENT CHANGES IN NET INTEREST INCOME: 2001 VERSUS 2000. . .Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for 2001 decreased by $8.0 million or 8.8% when compared to the 2000 pro forma level. This decrease was due to a $37 million decline in the volume of earning assets and a 44 basis point drop in the earning asset yield. Within the earning asset base, the yield on the total investment securities portfolio dropped by 43 basis points to 6.09% while the yield on the total loan portfolio decreased by 31 basis points to 7.97%. Both of these declines reflect the lower interest rate environment in place in 2001 as the Federal Reserve reduced the federal funds rate by an unprecedented 475 basis points during 2001 in an effort to stimulate economic growth.

     These significant rate reductions caused accelerated asset prepayments as borrowers elected to refinance their higher fixed rate loans into lower cost borrowings. Total average loans outstanding were $40 million or 6.7% lower in 2001 when compared to 2000. Within the loan portfolio, $18 million of this decline in average loans outstanding resulted from the Company's decision to exit the wholesale mortgage production business. The remainder of the decline is due to loan pay-offs exceeding new production due to the previously mentioned heightened prepayment activity. Average investment securities outstanding declined by a more modest $9 million or 1.4% due predominantly to fourth quarter activity. The Company realized $1.1 million of security gains by taking advantage of the lower interest rate environment to reposition and reduce the size of its investment portfolio during the fourth quarter of 2001.

     The Company's total interest expense for 2001 decreased by $5.4 million or 9.1% when compared to the 2000 pro forma level. This reduction in interest expense was due to a lower volume of interest bearing liabilities (specifically borrowed funds) and a reduced cost of funds. Total average borrowed funds were $48 million lower in 2001 as fewer borrowings were needed to fund a smaller earning asset base.

     The total cost of funds declined by 27 basis points to 4.89% and was driven down by a reduced cost of deposits. Specifically, the cost of interest bearing deposits decreased by 46 basis points to 3.73% due to a lower cost for money market deposits. The lower deposit costs did not have any negative impact on the Company's deposit generation strategies as total average deposits were $8 million or 1.1% higher in 2001 compared to 2000.(See further discussion under Balance Sheet section of the MD&A).

     The Company's cost of FHLB advances and other short-term borrowings averaged 6.05% in 2001 compared to 6.02% in pro forma 2000. The modest increase in borrowing cost during a period of sharply declining interest rates reflects strategies previously executed by the Company to hedge and fix its borrowings cost. Fixed rate swaps, which had protected the Company during the rising interest rate environment in the year 2000, kept the cost of funds from reducing proportionately during this year. However, the late October 2001 maturity of $100 million of interest rate swaps that had fixed the Company's cost of certain borrowings at 6.42% helped reverse the quarterly net interest margin compression trend that the Company had experienced during the first three quarters of 2001. Specifically, the Company's net interest margin expanded by 14 basis points to 2.49% during the fourth quarter of 2001. Looking into 2002, the Company expects to get further significant cost of funds relief in April 2002 when an $80 million interest rate swap that has fixed the cost of certain borrowings at 6.92% will mature. Assuming a minimum 300 basis point reduction in cost due to the expiration of this interest rate swap, the Company will realize a $2.4 million interest expense reduction over a twelve-month period. This interest rate swap maturity, combined with anticipated loan and deposit growth, should cause net interest margin expansion in 2002.

     It is recognized that interest rate risk does exist from the Company's use of borrowed funds to purchase investment securities to leverage the balance sheet. To neutralize a portion of this risk, the Company has executed hedging transactions which help fix the variable funding costs associated with the use of short-term borrowings to fund earning assets. (See further discussion under Note #21.)

     Additionally, the maximum amount of leveraging the Company can execute is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources), to limit net interest income variability to +\-7.5% and net income variability to +\-20% over a twelve month period(see further discussion under Interest Rate Sensitivity), and to limit total FHLB advances and short-term borrowings to no more than 40% of total assets. As a result of investment security sales executed during the fourth quarter of 2001, the Company's ratio of FHLB advances and short-term borrowings to total assets declined to 32.5% at December 31, 2001 compared to 37.0% at December 31, 2000. The total revenue contribution from leverage assets (including investment security gains and losses) amounted to $1.6 million in 2001 compared to $1.7 million for the 2000 pro forma results. Since its inception in 1995, the leverage program has produced total pre-tax revenue of $32.6 million.

     2000 NET INTEREST PERFORMANCE OVERVIEW. . .The Company's pro forma net interest income on a tax-equivalent basis decreased by $6.2 million or 16.4% from 1999 due to a combination of a reduced net interest margin and a lower volume of earning assets. A 29 basis point drop in the net interest margin was caused by a 45 basis point increase in the cost of funds due to higher costs for both borrowings and deposits. This increase in the cost of funds more than offset the benefit of a 10 basis point increase in the earning asset yield due to a higher loan portfolio yield. The lower volume of earning assets resulted from a reduced volume of investment securities due to management's decision to delever the balance sheet in 2000. The same trends noted on a pro forma basis were also experienced on an actual basis with the volume of earning asset shrinkage magnified due to the spin-off of Three Rivers Bank. On an actual basis tax-equivalent net interest income declined by $29.6 million or 43%.

     COMPONENT CHANGES IN NET INTEREST INCOME: 2000 VERSUS 1999. . .Regarding the separate components of net interest income, the Company's total pro forma tax-equivalent interest income for 2000 decreased by $5.8 million or 6.0% when compared to 1999. This decrease was due to the previously mentioned decline in the volume of earning assets. Total average earning assets were $96 million lower in 2000 due to a $104 million or 14.6% decrease in investment securities which more than offset a $5 million or 0.8% increase in total loans. Management delevered the securities portfolio through a combination of securities sales and cash flow from mortgage-backed securities pay-downs. The Company used this cash from the securities portfolio to primarily paydown short-term borrowings and reduce the Company's exposure to rising short-term interest rates. Within the loan portfolio, the Company was able to achieve modest loan growth in the commercial and commercial mortgage loan categories which more than offset lower balances of residential mortgage and consumer loans due to the higher interest rate environment. This shift within the loan portfolio towards higher yielding commercial loans was a key factor contributing to the 16 basis point improvement in the total loan portfolio yield to 8.28%. The yield on total investment securities decreased by 11 basis points to 6.52% as during the majority of 2000 slower prepayment speeds extended the duration of the portfolio and limited opportunities to purchase new higher yielding securities. The Company, however, was able to execute some investment portfolio repositioning strategies late in the fourth quarter which shortened the duration of the portfolio in 2001. The same factors causing the pro forma decrease in interest income also contributed to a $57.9 million or 35% decrease in actual interest income. The main factor causing the decrease in actual interest income, however, was a lower earning asset base due to the TRB spin-off.

     The Company's actual interest expense for 2000 declined by $29.7 million or 30% due to the TRB spin-off. The Company's total pro forma interest expense for 2000 increased by $406,000 when compared to 1999. This higher pro forma interest expense was due primarily to a 45 basis point increase in the cost of funds to 5.16% which caused interest expense to rise by $5.6 million. Interest rates, particularly short-term rates such as fed funds and 90 day libor, were 125 basis points higher in 2000 compared to 1999. These higher interest rates contributed to a 58 basis point increase in the cost of borrowings to 6.02% and a 44 basis point increase in the cost of interest bearing deposits to 4.19%. This increased interest expense resulting from higher rates more than offset a $5.2 million reduction in interest expense resulting from a lower volume of interest bearing liabilities. Specifically, total borrowed funds were $90 million lower in 2000 due to the previously discussed balance sheet deleverage strategy.

     Despite the increased use of off-balance sheet products to hedge borrowing costs and the deleverage of the borrowed funds position, the net spread earned on the Company's leveraged assets declined from 1.04% in 1999 to 0.45% in 2000. The total revenue contribution (including security gains and losses) from the leveraged assets declined from $10.4 million in 1999 to $1.8 million in 2000. On a pro forma basis, the revenue contribution from leveraged assets declined by $5.0 million from $6.7 million in 1999 to $1.7 million in 2000.

     The tables that follow provide an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received. Additionally, a tax rate of approximately 35% is used to compute tax-equivalent yields. The pro forma table excludes Three Rivers Bank.

                                                                  YEAR ENDED DECEMBER 31
                             ------------------------------------------------------------------------------------------------
                                          2001                             2000                             1999
                             ------------------------------   ------------------------------   ------------------------------
                                          INTEREST                         INTEREST                         INTEREST
                              AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                              BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE
                             ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
  Loans, net of unearned
    income.................  $  563,392   $ 45,568    7.97%   $  722,663   $ 60,517    8.25%   $1,063,409   $ 87,544    8.12%
  Deposits with banks......      17,173        552    3.17         5,729        212    3.64         4,115        121    2.91
  Federal funds sold and
    securities purchased
    under agreements to
    resell.................       1,087         32    2.97         1,056         70    6.54            --         --      --
  Investment securities:
    Available for sale.....     599,427     36,530    6.09       741,335     48,187    6.50       736,221     47,113    6.40
    Held to maturity.......          --         --      --            --         --      --       502,239     33,489    6.67
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
Total investment
  securities...............     599,427     36,530    6.09       741,335     48,187    6.50     1,238,460     80,602    6.50
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
TOTAL INTEREST EARNING
  ASSETS/ INTEREST
  INCOME...................   1,181,079     82,682    6.97     1,470,783    108,986    7.37     2,305,984    168,267    7.27
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
Non-interest earning
  assets:
  Cash and due from
    banks..................      21,627                           24,725                           38,585
  Premises and equipment...      13,348                           14,918                           18,835
  Other assets.............      68,192                           63,191                           96,675
  Allowance for loan
    losses.................      (5,798)                          (6,705)                         (10,998)
                             ----------                       ----------                       ----------
TOTAL ASSETS...............  $1,278,448                       $1,566,912                       $2,449,081
                             ==========                       ==========                       ==========
Interest bearing
  liabilities:
  Interest bearing
    deposits:
    Interest bearing
      demand...............  $   47,530   $    434    0.91%   $   58,424   $    569    0.97%   $   93,399   $    925    0.99%
    Savings................      91,926      1,401    1.52       112,829      1,775    1.57       171,783      2,802    1.63
    Money market...........     134,799      3,654    2.71       142,903      6,650    4.65       182,395      6,305    3.46
    Other time.............     303,135     16,053    5.30       383,657     20,275    5.28       619,392     31,118    5.03
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
    Total interest bearing
      deposits.............     577,390     21,542    3.73       697,813     29,269    4.19     1,066,969     41,150    3.86
Federal funds purchased,
  securities sold under
  agreements to repurchase,
  and other short-term
  borrowings...............      54,217      1,950    3.60       119,184      6,858    5.67       215,613     11,037    5.12
Advances from Federal Home
  Loan Bank................     423,767     26,961    6.36       508,503     30,608    6.02       795,720     43,946    5.52
Guaranteed junior
  subordinated deferrable
  interest debentures......      34,500      2,960    8.58        34,500      2,960    8.58        34,500      2,960    8.58
Long-term debt.............       2,543         48    1.89         4,037        144    3.57         8,336        411    4.93
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
TOTAL INTEREST BEARING
  LIABILITIES/INTEREST
  EXPENSE..................   1,092,417     53,461    4.89     1,364,037     69,839    5.11     2,121,138     99,504    4.69
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
Non-interest bearing
  liabilities:
  Demand deposits..........      91,033                          105,824                          170,891
  Other liabilities........      14,217                           15,628                           25,125
  Stockholders' equity.....      80,781                           81,423                          131,927
                             ----------                       ----------                       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY.....  $1,278,448                       $1,566,912                       $2,449,081
                             ==========                       ==========                       ==========
Interest rate spread.......                           2.08                             2.26                             2.59
Net interest income/net
  interest margin..........                 29,221    2.45%                  39,147    2.63%                  68,763    2.96%
Tax-equivalent
  adjustment...............                 (1,023)                          (1,688)                          (3,079)
                                          --------                         --------                         --------
Net interest income........               $ 28,198                         $ 37,459                         $ 65,684
                                          ========                         ========                         ========

                                                                           PRO FORMA
                                                                     YEAR ENDED DECEMBER 31
                                ------------------------------------------------------------------------------------------------
                                             2001                             2000                             1999
                                ------------------------------   ------------------------------   ------------------------------
                                             INTEREST                         INTEREST                         INTEREST
                                 AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                 BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE
                                ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
  Loans, net of unearned
    income....................  $  563,392   $45,568     7.97%   $  603,761   $50,743     8.28%   $  599,093   $49,208     8.12%
  Deposits with banks.........      17,173       552     3.17         5,543       207     3.68         3,232        97     2.95
  Federal funds sold and
    securities purchased under
    agreements to resell......       1,087        32     2.97         1,055        70     6.54            --        --       --
  Investment securities:
    Available for sale........     599,427    36,530     6.09       608,018    39,659     6.52       711,793    47,204     6.63
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
  Total investment
    securities................     599,427    36,530     6.09       608,018    39,659     6.52       711,793    47,204     6.63
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
TOTAL INTEREST EARNING ASSETS/
  INTEREST INCOME.............   1,181,079    82,682     6.97     1,218,377    90,679     7.41     1,314,118    96,509     7.31
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
Non-interest earning assets:
  Cash and due from banks.....      21,627                           20,802                           21,582
  Premises and equipment......      13,348                           13,568                           13,743
  Other assets................      68,192                           59,415                           73,061
  Allowance for loan losses...      (5,798)                          (5,442)                          (5,187)
                                ----------                       ----------                       ----------
TOTAL ASSETS..................  $1,278,448                       $1,306,720                       $1,417,317
                                ==========                       ==========                       ==========

Interest bearing liabilities:
  Interest bearing deposits:
    Interest bearing demand...  $   47,530   $   434     0.91%   $   47,909   $   479     1.00%   $   49,630   $   497     1.00%
    Savings...................      91,926     1,401     1.52        96,758     1,461     1.51       105,278     1,589     1.51
    Money market..............     134,799     3,654     2.71       130,060     6,282     4.83       124,848     4,609     3.69
    Other time................     303,135    16,053     5.30       301,143    15,972     5.27       303,478    15,175     5.00
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
    Total interest bearing
      deposits................     577,390    21,542     3.73       575,870    24,194     4.19       583,234    21,870     3.75
Federal funds purchased,
  securities sold under
  agreements to repurchase,
  and other short-term
  borrowings..................      54,217     1,950     3.60       105,927     6,100     5.76       153,878     7,798     5.07
Advances from Federal Home
  Loan Bank...................     423,767    26,961     6.36       418,907    25,484     6.08       461,013    25,661     5.57
Guaranteed junior subordinated
  deferrable interest
  debentures..................      34,500     2,960     8.58        34,500     2,960     8.58        34,500     2,960     8.58
Long-term debt................       2,543        48     1.89         3,466        90     2.60         5,637       133     2.36
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
TOTAL INTEREST BEARING
  LIABILITIES/ INTEREST
  EXPENSE.....................   1,092,417    53,461     4.89     1,138,670    58,828     5.16     1,238,262    58,422     4.71
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
Non-interest bearing
  liabilities:
  Demand deposits.............      91,033                           84,989                           87,449
  Other liabilities...........      14,217                           13,069                           15,304
  Stockholders' equity........      80,781                           69,992                           76,302
                                ----------                       ----------                       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY........  $1,278,448                       $1,306,720                       $1,417,317
                                ==========                       ==========                       ==========
Interest rate spread..........                           2.08                             2.25                             2.60
Net interest income/net
  interest margin.............                29,221     2.45%                 31,851     2.59%                 38,087     2.88%
Tax-equivalent adjustment.....                (1,023)                          (1,481)                          (2,138)
                                             -------                          -------                          -------
Net interest income...........               $28,198                          $30,370                          $35,949
                                             =======                          =======                          =======

     The average balance and yield on taxable securities was $571 million and 6.10%, $666 million and 6.53%, and $1,075 million and 6.49% for 2001, 2000, and
1999, respectively. The average balance and tax-equivalent yield on tax-exempt securities was $29 million and 6.0%, $74 million and 6.21%, and $163 million and 6.57% for 2001, 2000, and 1999, respectively.

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

                                                         2001 VS. 2000                   2000 VS. 1999
                                                 -----------------------------   -----------------------------
                                                      INCREASE (DECREASE)             INCREASE (DECREASE)
                                                       DUE TO CHANGE IN:               DUE TO CHANGE IN:
                                                 -----------------------------   -----------------------------
                                                 AVERAGE    AVERAGE              AVERAGE    AVERAGE
                                                  VOLUME     RATE      TOTAL      VOLUME     RATE      TOTAL
                                                 --------   -------   --------   --------   -------   --------
                                                                        (IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income..................  $(12,954)  $(1,995)  $(14,949)  $(28,448)  $ 1,421   $(27,027)
Deposits with banks............................       363       (23)       340         56        35         91
Federal funds sold and securities purchased
  under agreements to resell...................         2       (40)       (38)        70        --         70
Investment securities..........................    (8,768)   (2,889)   (11,657)   (32,415)       --    (32,415)
                                                 --------   -------   --------   --------   -------   --------
TOTAL INTEREST INCOME..........................   (21,357)   (4,947)   (26,304)   (60,737)    1,456    (59,281)
                                                 --------   -------   --------   --------   -------   --------
INTEREST PAID ON:
Interest bearing demand deposits...............      (101)      (34)      (135)      (338)      (18)      (356)
Savings deposits...............................      (319)      (55)      (374)      (928)      (99)    (1,027)
Money market...................................      (359)   (2,637)    (2,996)      (586)      931        345
Other time deposits............................    (4,300)       78     (4,222)   (12,623)    1,780    (10,843)
Federal funds purchased, securities sold under
  agreements to repurchase, and other
  short-term borrowings........................    (2,939)   (1,969)    (4,908)    (5,407)    1,228     (4,179)
Advances from Federal Home Loan Bank...........    (5,517)    1,870     (3,647)   (17,806)    4,468    (13,338)
Long-term debt.................................       (42)      (54)       (96)      (174)      (93)      (267)
                                                 --------   -------   --------   --------   -------   --------
TOTAL INTEREST EXPENSE.........................   (13,577)   (2,801)   (16,378)   (37,862)    8,197    (29,665)
                                                 --------   -------   --------   --------   -------   --------
CHANGE IN NET INTEREST INCOME..................  $ (7,780)  $(2,146)  $ (9,926)  $(22,875)  $(6,741)  $(29,616)
                                                 ========   =======   ========   ========   =======   ========

     LOAN QUALITY. . .AmeriServ Financial's written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. Credit reviews are mandatory for all commercial loans and for all commercial mortgages in excess of $500,000 within a 12-month period. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas. The following table sets forth information concerning AmeriServ Financial's loan delinquency and other non-performing assets. At all dates presented, the Company had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates:

                                                                        AT DECEMBER 31
                                                              -----------------------------------
                                                                2001         2000         1999
                                                              ---------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Total loan delinquency (past due 30 to 89 days).............   $11,905      $ 6,424      $ 9,931
Total non-accrual loans.....................................     9,303        5,803        4,928
Total non-performing assets(1)..............................    10,044        5,961       13,359
Loan delinquency as a percentage of total loans and loans
  held for sale, net of unearned income.....................      1.99%        1.09%        0.91%
Non-accrual loans as a percentage of total loans and loans
  held for sale, net of unearned income.....................      1.55         0.98         0.45
Non-performing assets as a percentage of total loans and
  loans held for sale, net of unearned income, and other
  real estate owned.........................................      1.67         1.01         1.21

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

     The Company's level of non-performing assets totaled $10.0 million or 1.67% of total loans at December 31, 2001 compared to $6.0 million or 1.01% of total loans at year-end 2000. The $4 million increase is due to a combination of higher non-accrual commercial and residential mortgage loans due to the weaker economic conditions in 2001. These weaker economic conditions also contributed to the increase in total loan delinquency.

     Of the Company's total $10.0 million of non-performing assets, $6.1 million are commercial loans and leases with the remaining $3.9 million related to residential mortgage loans. There are 43 properties included in the $3.9 million of non-performing residential mortgages. All properties delinquent 60 days or more have been evaluated in conjunction with FFIEC regulations. Any charge-downs required based on this evaluation process occurred prior to December 31, 2001. The Company will seek to restore payments or foreclose upon the remaining balances. Minimal losses are expected from this portfolio, because historically residential mortgage losses for the Company have been less than 0.04%.

     The $6.1 million in non-performing commercial loans and leases at December 31, 2001 include 10 accounts. Two of the 10 accounts total $5.5 million and represent 90% of the commercial non-performing balance. The first account is to a local logging company with $2.4 million in loans outstanding. This borrower declared Chapter 11 bankruptcy in the third quarter of 2001 as a result of a significant decline in business due to the slowing economy. The Company's position is secured by the lumber mill and related equipment along with government guarantees on portions of the loan balance from both the Small Business Administration and a program administered by the U.S. Department of Agriculture. Inventory and receivables also secure a portion of the loan balance. Consequently, the Company believes its exposure to loss is limited due to the strong government guarantee position and therefore it has established an allocation of $220,000 within the loan loss reserve for this credit. It is expected that based upon the closure of the business in January 2002 that this will be converted to a Chapter 7 liquidation.

     The second large commercial non-performing account is a lease for $3.1 million to AG Industries(AGI). AGI is a national company servicing contracts for hot metal companies such as National Steel, USX, and Weirton Steel. AGI filed for Chapter 11 bankruptcy on December 15, 2001. The Company's collateral is cranes and other steel servicing equipment located in five different AGI plants, four of which are operating at break-even or better. While a specific allocation within the loan loss reserve of $821,000 had been established for this credit as of December 31, 2001, more recent information now indicates that the Company's losses may only be $200,000 to $400,000. In addition, it is anticipated that the sale of AGI assets could reduce the Company's non-performing assets by $3.1 million.

     Between December 31, 1999, and December 31, 2000, total loan delinquency as a percentage of total loans increased modestly to 1.09%. Non-performing assets as a percentage of total loans declined from 1.21% to 1.01%. During the fourth quarter of 2000, one problem commercial lease with a balance of $3.2 million was transferred to non-accrual status. This commercial lease was to a trucking company which ceased business operations near year-end 2000; the lease was secured by titles to Mack tractors and flatbed trailers. The Company recorded a charge-off of $600,000 on this lease in the fourth quarter of 2000 and established approximately $800,000 of specific allocations within the loan loss reserve on this credit at December 31, 2000. The Company successfully completed the workout of this problem credit during 2001 as all remaining repossessed trucks were sold. The final charge-off amounted to $875,000 which was comparable with the specific reserve allocation.

     The non-performing asset level at December 31, 1999 was largely due to a $6 million construction loan on a completed assisted living facility which Three Rivers Bank took possession of in the fourth quarter of 1999. A $500,000 charge-off on this property was recorded when it was moved into other real estate owned. This problem asset remained with Three Rivers Bank after the April 1, 2000, spin-off.

     ALLOWANCE AND PROVISION FOR LOAN LOSSES. . .As described in more detail in Note #1, the Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The allowance can be summarized into three elements; 1) reserves established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, economic trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy exceptions, and 3) a general unallocated reserve which provides conservative positioning in the event of variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the bank's loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. Note that the qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company's management to establish allocations which accommodate each of the listed risk factors. The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended:

                                                      YEAR ENDED DECEMBER 31
                                   ------------------------------------------------------------
                                     2001        2000         1999          1998         1997
                                   --------    --------    ----------    ----------    --------
                                          (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year.....  $  5,936    $ 10,350    $   10,725    $   12,113    $ 13,329
Reduction due to spin-off of
  TRB............................        --      (5,028)           --            --          --
                                   --------    --------    ----------    ----------    --------
  Charge-offs:
     Commercial..................     1,147         792         1,802           899       1,040
     Real estate-mortgage........       220       1,038           625           359         202
     Consumer....................       453         332           576         1,260       1,255
                                   --------    --------    ----------    ----------    --------
          Total charge-offs......     1,820       2,162         3,003         2,518       2,497
                                   --------    --------    ----------    ----------    --------

                                                      YEAR ENDED DECEMBER 31
                                   ------------------------------------------------------------
                                     2001        2000         1999          1998         1997
                                   --------    --------    ----------    ----------    --------
                                          (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
  Recoveries:
     Commercial..................       133          53           295           113         529
     Real estate-mortgage........        65         451           199           132         262
     Consumer....................       166         176           234           285         332
                                   --------    --------    ----------    ----------    --------
          Total recoveries.......       364         680           728           530       1,123
                                   --------    --------    ----------    ----------    --------
Net charge-offs..................     1,456       1,482         2,275         1,988       1,374
Provision for loan losses........     1,350       2,096         1,900           600         158
                                   --------    --------    ----------    ----------    --------
Balance at end of year...........  $  5,830    $  5,936    $   10,350    $   10,725    $ 12,113
                                   ========    ========    ==========    ==========    ========
Loans and loans held for sale,
  net of unearned income:
  Average for the year...........  $563,392    $722,633    $1,063,409    $1,019,215    $960,673
  At December 31.................   599,481     590,271     1,095,804     1,066,321     989,575
As a percent of average loans and
  loans held for sale:
  Net charge-offs................      0.26%       0.21%         0.21%         0.19%       0.14%
  Provision for loan losses......      0.24        0.29          0.18          0.06        0.02
  Allowance for loan losses......      1.03        0.82          0.97          1.05        1.26
Allowance as a percent of each of
  the following:
  Total loans and loans held for
     sale, net of unearned
     income......................      0.97%       1.01%         0.94%         1.01%       1.22%
  Total delinquent loans (past
     due 30 to 89 days)..........     48.97       92.40        104.22         69.52       60.90
  Total non-accrual loans........     62.67      102.29        210.02        206.01      187.80
  Total non-performing assets....     58.04       99.58         77.48        130.22      136.75
Allowance as a multiple of net
  charge-offs....................      4.01X       4.01x         4.55x         5.39x       8.82x
Total classified loans...........  $ 13,758    $ 11,544    $   24,049    $   28,307    $ 26,184

     The Company's provision for loan losses in 2001 totaled $1.4 million or 0.24% of average loans which was comparable with the 2001 net charge-offs of $1.5 million or 0.26% of average loans. For the year 2000, the Company recorded a provision of $2.1 million or 0.29% of average loans which exceeded the net charge-offs of $1.5 million or 0.21% of average loans. The higher provision in 2000 was needed to strengthen the reserve for the previously discussed problem commercial trucking lease which the Company worked out of in 2001. For the year 1999, the provision totaled $1.9 million or 0.18% of average loans compared to net charge-offs of $2.3 million or 0.21% of average loans.

     Overall, the Company's allowance for loan losses provided 58.0% coverage of non-performing assets and 62.7% coverage of non-accrual loans at December 31, 2001, compared to 99.6% coverage of non-performing assets and 102.3% coverage of non-accrual loans at December 31, 2000. The decreased coverage between 2000 and 2001 was caused by the increased level of non-accrual loans which was explained in detail in the loan quality section of the MD&A. The overall balance in the allowance for loan losses at December 31, 2001 totaled $5.8 million or 0.97% of total loans which was down slightly from the allowance of $5.9 million or 1.01% of total loans at December 31, 2000.

     Looking into 2002, the Company expects to receive a significant recovery of $450,000 on a loan that had been previously charged-off. The recovery amount was awarded by the court and legal documents have been executed. Approximately $350,000 of this recovery has already been received in the first quarter of 2002. However, even with this recovery, the Company still plans to increase its provision for loan losses to further strengthen its allowance for loan losses as needed in 2002. The 2002 provision should approximate $2 million and assumes a continued difficult economic climate for at least the first half of 2002. AmeriServ Financial management is unable to determine in what loan category future charge-offs and recoveries may occur.

     The following schedule sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                AT DECEMBER 31
                       -----------------------------------------------------------------
                              2001                   2000                   1999
                       -------------------   --------------------   --------------------
                                PERCENT OF             PERCENT OF             PERCENT OF
                                 LOANS IN               LOANS IN               LOANS IN
                                   EACH                   EACH                   EACH
                                 CATEGORY               CATEGORY               CATEGORY
                       AMOUNT    TO LOANS    AMOUNT     TO LOANS    AMOUNT     TO LOANS
                       ------   ----------   -------   ----------   -------   ----------
                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial...........  $1,706      20.6%     $ 1,390      19.8%     $ 1,991      13.9%
Commercial loans
  secured by real
  estate.............  2,874       34.9        1,465      32.8        2,928      37.1
Real
  estate-mortgage....    403       39.7          390      42.7          791      43.3
Consumer.............    596        4.8          506       4.7          631       5.7
Allocation to general
  risk...............    251                   2,185                  4,009
                       ------                -------                -------
Total................  $5,830                $ 5,936                $10,350
                       ======                =======                =======

                                     AT DECEMBER 31
                       -------------------------------------------
                               1998                   1997
                       --------------------   --------------------
                                 PERCENT OF             PERCENT OF
                                  LOANS IN               LOANS IN
                                    EACH                   EACH
                                  CATEGORY               CATEGORY
                       AMOUNT     TO LOANS    AMOUNT     TO LOANS
                       -------   ----------   -------   ----------
                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial...........  $ 1,379      13.1%     $ 1,670      14.4%
Commercial loans
  secured by real
  estate.............    2,082      32.1        2,543      30.6
Real
  estate-mortgage....    1,038      47.0          414      45.9
Consumer.............    1,563       7.8        1,506       9.1
Allocation to general
  risk...............    4,663                  5,980
                       -------                -------
Total................  $10,725                $12,113
                       =======                =======

     Even though residential real estate-mortgage loans comprise 40% of the Company's total loan portfolio, only $403,000 or 6.9% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based primarily upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors. The Company strengthened its allocations to the commercial segments of the loan portfolio during 2001 and 2000. Factors considered by the Company that led to increased qualitative allocations to the commercial segments of the portfolio included: the slowing of the national and regional economies which began in the second half of 2000 and accelerated throughout 2001, the increase in concentration risk among our 25 largest borrowers compared to total loans, and the overall growth in the average size associated with these credits. Additionally, at December 31, 2001 the Company also specifically provided $821,000 for the AGI commercial lease and $220,000 for the lumber company credit. These specific allocations combined with the increased allocations for the qualitative factors mentioned above caused the decline in the portion of the reserve allocated to general risk between 2000 and 2001.

     In addition to the specific and formula-driven reserve calculations, the Company has consistently established a general unallocated reserve to provide for risk inherent in the loan portfolio as a whole. Management believes that its judgment with respect to the establishment of the reserve allocated to general risk has been validated by experience and prudently reflects the model and estimation risk associated with the specific and formula driven allowances. The Company determines the unallocated reserve based on a variety of factors, some of which also are components of the formula-driven methodology. These include, without limitation, the previously mentioned qualitative factors along with general economic data, management's assessment of the direction of interest rates, and credit concentrations. In conjunction with the establishment of the general unallocated reserve, the Company also looks at the total allowance for loan losses in relation to the size of the total loan portfolio, the level of non-performing assets, and its coverage of these items as compared to peer comparable banking companies.

     Based on the Company's loan loss reserves methodology and the related assessment of the inherent risk factors contained within the Company's loan portfolio, management believes that the allowance for loan losses was adequate for each of the fiscal years presented in the table above.

     NON-INTEREST INCOME. . .Non-interest income for 2001 totaled $18.1 million which represented a $1.5 million increase from the actual 2000 performance and a $2.1 million increase from the pro forma 2000 results. Factors contributing to the increase between years included:

     - the Company realized $1.9 million of security gains by taking advantage of the lower interest rate environment to reposition and reduce the size of its investment security portfolio during 2001. Many of the securities sold in 2001 were mortgage-backed securities that were projected to experience accelerated prepayments due to the downward movements in interest rates. The Company also liquidated the majority of its tax-exempt securities in order to help shorten the overall portfolio duration. During 2000, the Company realized $952,000 in losses on investment security sales with the proceeds used to deleverage the balance sheet and pay down borrowings due to higher short-term interest rates. When the 2001 gain is compared to the 2000 loss, this represents a net favorable change of $2.9 million on an actual basis or $2.4 million on a pro forma basis.

     - a $1.4 million gain realized on the successful sale of the Company's Coalport Office to CSB Bank of Curwensville. The Company captured an 8.875% core deposit premium on the sale of approximately $15.7 million of deposits. As the only AmeriServ Financial Office in Clearfield County, the Coalport Office no longer strategically fit the new and expanding geographic footprint for AmeriServ Financial. Key elements of this new footprint include a greater retail presence in State College and a focus on union specialty branch offices.

     - a $1 million decrease in gains realized on loans held for sale due primarily to the Company's exit from the wholesale mortgage production business.

     - a $299,000 decrease in trust fees due largely to a decline in the market value of trust assets due to lower equity values and the loss of one larger corporate trust relationship.

     - a $505,000 decrease in net mortgage servicing fees due to fewer loans serviced and increased amortization expense on mortgage servicing rights due to accelerated prepayment speeds on mortgage loans resulting from the lower interest rate environment. The following chart highlights some of the key information related to SMC's mortgage servicing (MSR) portfolio.

                                                                  AT DECEMBER 31
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PERCENTAGES AND
                                                                 PREPAYMENT DATA)
MSR portfolio balance.......................................  $594,948     $655,403
Fair value of MSRs based upon discounted cash flow of
  servicing portfolio.......................................     7,828        9,969
Fair value as a percentage of MSR balance...................      1.32%        1.52%
PSA prepayment speed........................................       272          216
Weighted average portfolio interest rate....................      7.28%        7.53%

     A rollforward of the MSRs is as follows:

                                                              (IN THOUSANDS)
Balance as of December 31, 2000.............................     $ 9,911
Acquisition of servicing rights.............................       2,290
Impairment charge...........................................      (2,510)
Sale of servicing rights....................................        (301)
Amortization of servicing rights............................      (1,562)
                                                                 -------
Balance as of December 31, 2001.............................     $ 7,828
                                                                 =======

     Non-interest income as a percentage of total revenue averaged 39.1% in 2001 compared to 30.7% for 2000. Excluding investment security transactions, the percentages were 36.4% in 2001 and 31.9% in 2000. To provide a longer term perspective for this comparison, the ratio of non-interest income to total revenue averaged 28.3% for the full year 1997. The continued growth and diversification of non-interest income is a key post spin-off strategic goal of AmeriServ Financial.

     Non-interest income for 2000 totaled $16.6 million which represented a $7.8 million decrease from the actual 1999 performance of $24.4 million. On a pro forma basis, non-interest income for 2000 totaled $16.0 million which represented a $2.7 million decrease from the pro forma 1999 performance of $18.7 million. Factors contributing to the reduced non-interest income in 2000 included:

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
Spread earned on loans sold.....        53b.p.          56b.p.          (3 b.p.)

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

     NON-INTEREST EXPENSE. . .Non-interest expense for 2001 totaled $42.5 million which represented a $9.2 million decrease from the actual 2000 performance and a $2.7 million decrease from the pro forma 2000 results. Factors contributing to the lower non-interest expense in 2001 included:

     - a $3.7 million decrease in salaries and employee benefits (a $1.2 million decline on a pro forma basis) in 2001. The pro forma decline is due to 14 fewer FTE employees, reduced medical insurance premiums, and lower incentive compensation. The lower average employee base in 2001 resulted primarily from the Company's exit from the wholesale mortgage production business and fewer employees at the Parent Company after the Three Rivers Bank spin-off.

     - there were $2.6 million in costs related to the Three Rivers Bank spin-off recognized in 2000 compared to none in 2001.

     - a $2.2 million increase in the non-cash impairment charge for mortgage servicing rights to $2.5 million in 2001. This impairment charge reflects a reduced value for the mortgage servicing asset resulting from an increase in mortgage prepayment speeds due to the unprecedented declines in interest rates that occurred throughout 2001. The Company would be subject to additional impairment charges in 2002 if mortgage rates were to decline further.

     - the Company was able to reverse in 2001 $274,000 of the $1.5 million in costs previously accrued in 2000 for the wholesale mortgage production exit that were not realized. This represents a net favorable expense change of $1.8 million between years.

     The remainder of the decline in actual non-interest expense is due to Three Rivers Bank expenses being included in the first quarter of 2000 and not at all in 2001. The exit from the wholesale mortgage production business had a favorable impact on reducing several non-interest expense categories when compared to the pro forma 2000 expenses.

     Non-interest expense for 2000 totaled $50.2 million which represented a $10.6 million decrease from the actual 1999 performance of $60.8 million. On a pro forma basis, non-interest expense for 2000 totaled $45.2 million which represented a $5.4 million increase from the pro forma 1999 performance of $39.8 million. Factors significantly impacting non-interest expenses in 2000 included:

     - the recognition of $2.6 million in costs related to the spin-off of Three Rivers Bank to the Company's shareholders. These costs included investment banking fees, legal and accounting fees, severance and personnel costs, certain investor relations and shareholder costs, and system and facility changes.

     - the recognition of a $1.5 million charge in the fourth quarter of 2000 to exit the wholesale mortgage production business. This charge reflected costs for employee severance, fixed asset disposal, lease termination, professional fees, and other items associated with exiting the wholesale mortgage production business. A total of 25 employees or 5.2% of the Company's total workforce were released as a result of this strategic decision. The Company's mortgage banking subsidiary, Standard Mortgage Corporation, lacked the scale necessary to profitably compete in this line of business. The exit charge was recorded in the fourth quarter of 2000 due to the December 20th receipt of a favorable supplemental private letter ruling from the IRS which ensured that the tax-free treatment of the Three Rivers Bank spin-off would not be jeopardized by this action.

     - a $8.8 million decrease in salaries and employee benefits (a $2.0 million decline on a pro forma basis) in 2000. The pro forma decline is due to 23 fewer full-time equivalent employees (FTE) and reduced incentive compensation and pension/profit-sharing expense. The lower employee base resulted primarily from a downsizing of the mortgage banking operation(prior to the announced decision to exit wholesale mortgage production) due to reduced production volumes, fewer employees at the Parent Company, and the Company's ability to defer new hires scheduled to fill certain open positions. Salary and benefits expense was negatively impacted by $322,000 due to the severance costs associated with downsizing several divisions within the Parent Company and the nonrecurring signing bonus paid to the CEO in conjunction with his voluntary four year base salary freeze.

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

     INCOME TAX EXPENSE. . .The Company recognized an income tax expense of $412,000 or a 17.3% effective tax rate in 2001 compared to a benefit for income taxes of $1.5 million in 2000. During the first quarter of 2000, the Internal Revenue Service completed its examination of the Company's tax returns through the 1997 tax year. As a result of the successful conclusion of this examination, the Company was able to reduce its income tax expense by $925,000 due to the reversal of a valuation allowance and accrued income taxes. Excluding this item, the Company's tax provision for 2000 amounted to a benefit of $553,000. This benefit resulted from the fact that the Company's level of tax-free income exceeded its taxable income for the year. The Company's provision for income taxes for 1999 was $6.9 million reflecting an effective tax rate of 25.3%.

     NET OVERHEAD BURDEN. . .The Company's efficiency ratio (non-interest expense divided by total revenue) averaged 89.9% in 2001 compared to a 92.8% efficiency ratio reported for 2000. The amortization of intangible assets also created a $2.7 million non-cash charge that negatively impacts the efficiency ratio. The efficiency ratio for 2001, stated on a cash basis excluding the intangible amortization, was 84.2% or approximately 6.0% lower than the reported efficiency ratio. The Company's efficiency ratio was also negatively impacted by the Three Rivers Bank spin-off as all interest costs associated with the guaranteed junior subordinated deferrable interest debentures ($2.9 million annually) remained with the Company.

     The Company projects that its total non-interest expense will decline in 2002. This reflects the Company's focus on pursuing optimal use of the infrastructure investments made in 2001. The strategies to achieve growth and revenue targets will be executed in an efficient manner with cost control always a focal point. Consequently, the Company expects its efficiency ratio to improve in 2002.

     SEGMENT RESULTS. . .Note #22 presents the results of the Company's key business segments and identifies their net income contribution and risk-adjusted return on equity performance. When comparing 2001 to 2000, the Trust segment again produced the highest ROE averaging 28.2% in 2001 compared to 35.2% in 2000. Trust's net income contribution of $857,000 in 2001 was down from the $1,151,000 income contribution for 2000 due to a decline in the market value of trust assets and the loss of one larger corporate trust relationship. The income contribution and ROE within retail banking increased to $5.7 million and 20.6% respectively due to increased non-interest income, lower non-interest expenses, and the gain realized on the Coalport branch sale. This represents the second consecutive year of improving profitability for the retail banking segment. Commercial Lending ROE increased from 10.5% to 12.4% due to a reduced loan loss provision and lower non-interest expense.

     The Company has experienced earnings pressure in mortgage banking as that division lost $2.3 million in 2001 due to the unwinding of the unprofitable wholesale mortgage production business which amounted to approximately $250,000 and a $2.5 million impairment charge recognized on mortgage servicing rights on a pre-tax basis. The ROE in the investment/parent segment declined to (15.4%) due to reduced net interest income earned on leveraged assets in 2001 which offset the benefit of higher non-interest income resulting from investment security gains. The Three Rivers Bank spin-off also negatively impacted the investment/parent performance as all interest costs associated with the Company's guaranteed junior subordinated deferrable interest debentures remained with AmeriServ Financial while this segment lost the net interest income benefit provided from TRB's investment portfolio.

     BALANCE SHEET . . . The Company's total consolidated assets were $1.20 billion at December 31, 2001, compared with $1.25 billion at December 31, 2000, which represents a decrease of $55 million or 4.4%. This decline in assets occurred primarily in the securities portfolio. Total investment securities decreased by $52 million as the Company took advantage of the lower interest rate environment to reposition and reduce the size of its investment security portfolio during the fourth quarter of 2001. Loans and loans held for sale totaled $599 million at December 31, 2001, which represented an increase of $9 million or 1.5% from year-end 2000. The Company enters 2002 with positive loan momentum as total loans grew by a more meaningful $29 million or 5.0% during the second half of 2001.

     The Company's deposits totaled $676 million at the end of 2001, which represented an increase of $17 million or 2.6% when compared to the end of 2000. This solid growth in deposits occurred even after the sale of approximately $15 million of deposits associated with the Company's Coalport Branch in the third quarter of 2001. Factors contributing to the growth included $11 million of deposits from the Company's two new union niche offices, $4 million from the full service community office opened in State College, the acquisition of $6 million of escrow deposits from its mortgage banking operation, and increased market share within the Company's core Cambria County market. As a result of a combination of deposit growth and deleverage of the investment securities portfolio, the Company's total borrowed funds declined by $76 million or 15.2% between years.

     INTEREST RATE SENSITIVITY . . . Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital. The management and measurement of interest rate risk at AmeriServ Financial is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3) static GAP analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company's Board of Directors on an ongoing basis.

     The following table presents a summary of the Company's static GAP positions at December 31, 2001:

                                                  OVER        OVER
                                                3 MONTHS    6 MONTHS
                                    3 MONTHS    THROUGH      THROUGH       OVER
INTEREST SENSITIVITY PERIOD         OR LESS     6 MONTHS     1 YEAR       1 YEAR       TOTAL
---------------------------         --------    --------    ---------    --------    ----------
                                           (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
LOANS.............................  $127,467    $ 50,324    $  80,930    $334,930    $  593,651
INVESTMENT SECURITIES.............   105,444      63,369       82,143     247,670       498,626
SHORT TERM ASSETS.................       660          --           --          --           660
OTHER ASSETS......................        --          --       27,289          --        27,289
                                    --------    --------    ---------    --------    ----------
  TOTAL RATE SENSITIVE ASSETS.....  $233,571    $113,693    $ 190,362    $582,600    $1,120,226
                                    --------    --------    ---------    --------    ----------
RATE SENSITIVE LIABILITIES:
DEPOSITS:
  NON-INTEREST BEARING DEPOSITS...  $     --    $     --    $      --    $ 94,891    $   94,891
  NOW AND SUPER NOW...............        --          --           --      48,776        48,776
  MONEY MARKET....................   138,247          --           --          --       138,247
  OTHER SAVINGS...................        --          --           --      92,382        92,382
  CERTIFICATES OF DEPOSIT OF
     $100,000 OR MORE.............    11,860      12,052        2,900       3,295        30,107
  OTHER TIME DEPOSITS.............    47,449      40,131       83,674     100,689       271,943
                                    --------    --------    ---------    --------    ----------
     TOTAL DEPOSITS...............   197,556      52,183       86,574     340,033       676,346
BORROWINGS........................   105,363           9       10,016     309,277       424,665
                                    --------    --------    ---------    --------    ----------
     TOTAL RATE SENSITIVE
       LIABILITIES................  $302,919    $ 52,192    $  96,590    $649,310    $1,101,011
OFF-BALANCE SHEET HEDGES..........    80,000     (80,000)          --          --            --
                                    --------    --------    ---------    --------    ----------
INTEREST SENSITIVITY GAP:
  INTERVAL........................    10,652     (18,499)      93,772     (66,710)           --
  CUMULATIVE......................  $ 10,652    $ (7,847)   $  85,925    $ 19,215    $   19,215
                                    ========    ========    =========    ========    ==========
PERIOD GAP RATIO..................      1.05X       0.86X        1.97X       0.90X
CUMULATIVE GAP RATIO..............      1.05        0.98         1.19        1.02
RATIO OF CUMULATIVE GAP TO TOTAL
  ASSETS..........................      0.89%      (0.65)%       7.17%       1.60%

     When December 31, 2001, is compared to December 31, 2000, the Company's one year cumulative GAP ratio became more positive due to increased asset sensitivity resulting from heightened prepayment speeds on mortgage backed securities.

     A portion of the Company's funding base is low cost core deposit accounts which do not have a specific maturity date. The accounts that comprise these low cost core deposits include passbook savings accounts, money market accounts, NOW accounts, and daily interest savings accounts. At December 31, 2001, the balance in these accounts totaled $279 million or 23% of total assets. Within the above static GAP table, approximately $138 million or 49% of these core deposits are assumed to be rate sensitive liabilities which reprice in one year or less; this assumption is based upon historical experience in varying interest rate environments and is reviewed annually for reasonableness.

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

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast or most likely rate scenario to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points along with performance in a stagnant rate scenario with interest rates held flat at the December 31, 2001, levels. The Company's most likely rate scenario is based upon published economic consensus estimates which currently project an increasing interest rate scenario in the second half of 2002. Each rate scenario contains unique prepayment and repricing assumptions which are applied to the Company's expected balance sheet composition that was developed under the most likely interest rate scenario for the simulations and to the Company's existing balance sheet composition for market value of portfolio equity analysis.

                                                                                                MARKET
                                                           VARIABILITY OF                      VALUE OF
                                                            NET INTEREST     VARIABILITY OF    PORTFOLIO
INTEREST RATE SCENARIO                                         INCOME          NET INCOME       EQUITY
----------------------                                     --------------    --------------    ---------
BASE.....................................................          0%                0%              0%
FLAT.....................................................        1.8             (10.6)          (25.6)
200 BP INCREASE..........................................       (4.3)              0.1             4.4
200 BP DECREASE..........................................       (0.3)            (24.4)          (33.1)

     As indicated in the table, the maximum negative variability of the Company's net income of (24.4%) occurred in a 200 basis downward rate shock and reflects further impairment of mortgage servicing rights in a falling interest rate environment. Net income in this forecast was also negatively impacted by the Company's inability to further reduce certain core deposit costs given the historic lows of current interest rates. Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

     Within the investment portfolio at December 31, 2001, 100% of the portfolio is classified as available for sale. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity but has no impact on regulatory capital. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to increase liquidity and rate sensitivity and to better manage AmeriServ Financial's long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans.

     LIQUIDITY. . .Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totaled $67 million at December 31, 2001, compared to $111 million at December 31, 2000. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities are other significant sources of asset liquidity for the Company.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. At December 31, 2001, the Company's subsidiaries had approximately $55 million of unused lines of credit available under informal arrangements with correspondent banks. These lines of credit enable the Company's banking subsidiary to purchase funds for short-term needs at current market rates. Additionally, the Company's subsidiary bank is a member of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer term advances up to approximately 80% of its investment in assets secured by one- to four-family residential real estate. This would suggest a remaining current total available Federal Home Loan Bank aggregate borrowing capacity of approximately $196 million. The Company has ample liquidity available to fund all outstanding loan commitments if they were fully drawn upon.

     Liquidity can be also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $7 million from December 31, 2000, to December 31, 2001, due primarily to $59 million of cash used by financing activities. This more than offset $38 million of cash provided by investing activities and $14 million of cash provided by operating activities. Within investing activities, cash proceeds from investment security maturities and sales exceeded new investment security purchases by $57 million. Cash advanced for new loan fundings and purchases totaled $167 million and was $5 million more than the cash received from loan principal payments and sales. Within financing activities, net short-term borrowings and Federal Home Loan Bank advances were paid down by $74 million. The Company used $8 million of cash to pay common dividends to shareholders and service the dividend on the guaranteed junior subordinated deferrable interest debentures.

     CAPITAL RESOURCES. . .As presented in Note #23, the Company continues to be considered well-capitalized as the asset leverage ratio was 7.17% and the Tier 1 capital ratio was 13.58% at December 31, 2001. The Company currently targets an operating range of approximately 7.0%-7.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides a balance between regulatory capital requirements and shareholder value needs. Note that the impact of other comprehensive income(loss) is excluded from the regulatory capital ratios. At December 31, 2001, accumulated other comprehensive income amounted to ($771,000). Additionally, the Company generated approximately $2.7 million of tangible capital in 2001 due to the amortization of intangible assets.

     AmeriServ Financial focuses on providing a better than peer common dividend as a key means to enhance shareholder value. For 2001, the Company paid out in dividends 109% of its reported cash earnings per share. With a stable dividend and an expected increase in earnings in the year 2002, the Company expects that its dividend payout ratio will return to a more typical level of approximately 75% of cash earnings in 2002. The Company currently does not anticipate resuming its treasury stock repurchase program in 2002.

     The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, both the Company and its subsidiary bank are considered "well capitalized" under all applicable FDIC regulations. It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium.

     The Company has declared seven quarterly $0.09 Common Stock cash dividends per share since the April 1, 2000, spin-off of Three Rivers Bank. On an annualized basis assuming a $4.50 market price, this equates to an 8.0% dividend yield. The Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return particularly for retail shareholders. The Company intends to maintain its annual common stock cash dividend at the current $0.36 per share.

     FORWARD LOOKING STATEMENT. . .The Company's focus in 2002 will be on optimizing the numerous strategic initiatives that began after the April 1, 2000, spin-off of Three Rivers Bank and continued throughout 2001. These initiatives, while negatively impacting the Company's financial performance over the past seven quarters, were critical to position the new AmeriServ Financial with a strong foundation for longer term profitable growth, geographic expansion, and revenue diversification. Some of the important strategic accomplishments since April 1, 2000 have included: 1) the deliberate development of a unique union niche strategy to better leverage the Company's position as one of only 13 unionized banks in the country, 2) the previously discussed branch realignment which includes a greater retail presence in the demographically attractive State College market and the opening of union specialty branch offices, 3) the exit from the unprofitable wholesale mortgage production operation at Standard Mortgage Company, 4) numerous technological investments which included the introduction of new teller and platform automation systems which provide customer contact personnel with better data to more effectively serve customer needs and the development of a fully transactional internet banking web site, and 5) the required name change of the Company from USBANCORP to AmeriServ Financial which provides the Company with a name that better fits its strategic positioning as a quality focused full financial services provider and allows the Company to expand beyond its traditional west-central Pennsylvania market without violating federal trademark laws.

     In light of this clear corporate focus on earnings optimization and cash flow improvement for 2002, the Company established a range of $0.36 to $0.38 for net income per share for 2002. On a cash basis, the Company projects an earnings range of $0.45 to $0.47 per share for the year 2002.

     This Form 10-K contains various forward-looking statements and includes assumptions concerning the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results, and prospects, including statements that include the words may, could, should, would, believe, expect, anticipate, estimate, intend, plan or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company's control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see Interest Rate Sensitivity in the MD&A presented on pages 28 to
30. The Company's principal market risk exposure is to interest rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEET

                                                                   AT DECEMBER 31
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $   28,461    $   35,109
Interest bearing deposits...................................         660           763
Investment securities:
  Available for sale........................................     498,626       550,232
Loans held for sale.........................................       6,180         9,637
Loans.......................................................     600,920       588,646
  Less: Unearned income.....................................       7,619         8,012
        Allowance for loan losses...........................       5,830         5,936
                                                              ----------    ----------
Net loans...................................................     587,471       574,698
                                                              ----------    ----------
Premises and equipment......................................      13,466        13,530
Accrued income receivable...................................       6,667         8,593
Mortgage servicing rights...................................       7,828         9,911
Goodwill and core deposit intangibles.......................      17,326        20,058
Bank owned life insurance...................................      27,289        26,042
Other assets................................................       4,885         5,688
                                                              ----------    ----------
TOTAL ASSETS................................................  $1,198,859    $1,254,261
                                                              ==========    ==========
LIABILITIES
Non-interest bearing deposits...............................  $   94,891    $   89,057
Interest bearing deposits...................................     581,455       570,007
                                                              ----------    ----------
Total deposits..............................................     676,346       659,064
                                                              ----------    ----------
Federal funds purchased and securities sold under agreements
  to repurchase.............................................       6,667         8,096
Other short-term borrowings.................................       6,187        42,989
Advances from Federal Home Loan Bank........................     377,311       413,351
Guaranteed junior subordinated deferrable interest
  debentures................................................      34,500        34,500
Long-term debt..............................................          --         1,644
                                                              ----------    ----------
Total borrowed funds........................................     424,665       500,580
                                                              ----------    ----------
Other liabilities...........................................      18,358        16,210
                                                              ----------    ----------
TOTAL LIABILITIES...........................................   1,119,369     1,175,854
                                                              ----------    ----------
Commitments and contingent liabilities (Note #16)

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized;
  there were no shares issued and outstanding on December
  31, 2001, and 2000........................................          --            --
Common stock, par value $2.50 per share; 24,000,000 shares
  authorized; 17,733,330 shares issued and 13,642,411
  outstanding on December 31, 2001; 17,542,724 shares issued
  and 13,451,805 shares outstanding on December 31, 2000....      44,333        43,857
Treasury stock at cost, 4,090,919 shares on December 31,
  2001 and 2000.............................................     (65,824)      (65,824)
Surplus.....................................................      66,423        66,016
Retained earnings...........................................      35,329        38,238
Accumulated other comprehensive (loss) income...............        (771)       (3,880)
                                                              ----------    ----------
TOTAL STOCKHOLDERS' EQUITY..................................      79,490        78,407
                                                              ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,198,859    $1,254,261
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                       YEAR ENDED DECEMBER 31
                                                              -----------------------------------------
                                                                 2001           2000           1999
                                                              -----------    -----------    -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
  Taxable...................................................  $    43,076    $    57,434    $    84,585
  Tax exempt................................................        1,810          2,339          2,250
Deposits with banks.........................................          552            212            121
Federal funds sold and securities purchased under agreements
  to resell.................................................           32             70             --
Investment securities:
  Available for sale........................................       36,189         47,243         46,506
  Held to maturity..........................................           --             --         31,726
                                                              -----------    -----------    -----------
Total Interest Income.......................................       81,659        107,298        165,188
                                                              -----------    -----------    -----------
INTEREST EXPENSE
Deposits....................................................       21,542         29,269         41,150
Federal funds purchased and securities sold under agreements
  to repurchase.............................................          132          1,600          3,438
Other short-term borrowings.................................        1,818          5,258          7,599
Advances from Federal Home Loan Bank........................       26,961         30,608         43,946
Guaranteed junior subordinated deferrable interest
  debentures................................................        2,960          2,960          2,960
Long-term debt..............................................           48            144            411
                                                              -----------    -----------    -----------
Total Interest Expense......................................       53,461         69,839         99,504
                                                              -----------    -----------    -----------
Net Interest Income.........................................       28,198         37,459         65,684
  Provision for loan losses.................................        1,350          2,096          1,900
                                                              -----------    -----------    -----------
Net Interest Income after Provision for Loan Losses.........       26,848         35,363         63,784
                                                              -----------    -----------    -----------
NON-INTEREST INCOME
Trust fees..................................................        4,759          5,058          4,883
Net gains on loans held for sale............................          718          1,764          4,645
Net realized gains (losses) on investment securities........        1,913           (952)           436
Wholesale cash processing fees..............................           --            120            603
Service charges on deposit accounts.........................        2,175          2,222          3,563
Net mortgage servicing fees.................................          349            854            789
Bank owned life insurance...................................        1,247          1,308          1,668
Gain on sale of branch......................................        1,396             --            540
Other income................................................        5,518          6,235          7,247
                                                              -----------    -----------    -----------
Total Non-Interest Income...................................       18,075         16,609         24,374
                                                              -----------    -----------    -----------
NON-INTEREST EXPENSE
Salaries and employee benefits..............................       19,585         23,305         32,091
Net occupancy expense.......................................        2,758          3,415          4,602
Equipment expense...........................................        2,940          3,549          4,211
Professional fees...........................................        2,936          2,831          3,332
Supplies, postage, and freight..............................        1,550          1,856          2,718
Miscellaneous taxes and insurance...........................        1,482          1,545          1,810
FDIC deposit insurance expense..............................          122            162            272
Amortization of goodwill and core deposit intangibles.......        2,732          2,858          3,135
Impairment charge (credit) for mortgage servicing rights....        2,510            339           (776)
Spin-off costs..............................................           --          2,552             --
Wholesale mortgage production exit costs....................         (274)         1,498             --
Other expense...............................................        6,195          7,824          9,420
                                                              -----------    -----------    -----------
Total Non-Interest Expense..................................       42,536         51,734         60,815
                                                              -----------    -----------    -----------
INCOME BEFORE INCOME TAXES..................................        2,387            238         27,343
  Provision (benefit) for income taxes......................          412         (1,478)         6,922
                                                              -----------    -----------    -----------
NET INCOME..................................................  $     1,975    $     1,716    $    20,421
                                                              ===========    ===========    ===========
PER COMMON SHARE DATA:
  Basic:
    Net income..............................................  $      0.15    $      0.13    $      1.53
    Average number of shares outstanding....................   13,566,712     13,370,426     13,340,204
  Diluted:
    Net income..............................................  $      0.15    $      0.13    $      1.52
    Average number of shares outstanding....................   13,570,214     13,373,560     13,451,166
Cash dividends declared.....................................  $      0.36    $      0.42    $      0.59

          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                               2001        2000        1999
                                                              -------    --------    --------
                                                                      (IN THOUSANDS)
COMPREHENSIVE INCOME
Net income..................................................
                                                              $ 1,975    $  1,716    $ 20,421
Other comprehensive income, before tax:
  Gains on cashflow hedges arising during period............
                                                                  329          --          --
  Unrealized holding gains (losses) arising during period...
                                                                7,831      18,933     (50,124)
  Less: reclassification adjustment for gains (losses)
     included in net income.................................
                                                                1,913        (952)        436
                                                              -------    --------    --------
Other comprehensive income (loss), before tax:..............
                                                                6,247      19,885     (50,560)
Income tax expense (credit) related to items of other
  comprehensive income......................................
                                                                2,124       5,767     (12,802)
                                                              -------    --------    --------
Other comprehensive income (loss), net of tax...............
                                                                4,123      14,118     (37,758)
Cumulative effect of change in accounting principle, net of
  tax.......................................................
                                                               (1,014)         --          --
                                                              -------    --------    --------
Comprehensive income (loss).................................
                                                              $ 5,084    $ 15,834    $(17,337)
                                                              =======    ========    ========

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period.............................  $     --    $     --    $     --
Balance at end of period...................................        --          --          --
                                                             --------    --------    --------
COMMON STOCK
Balance at beginning of period.............................    43,857      43,476      43,375
Stock options exercised/new shares issued..................       476         381         101
                                                             --------    --------    --------
Balance at end of period...................................    44,333      43,857      43,476
                                                             --------    --------    --------
TREASURY STOCK
Balance at beginning of period.............................   (65,824)    (65,725)    (61,521)
Treasury stock, at cost....................................        --         (99)     (4,204)
                                                             --------    --------    --------
Balance at end of period...................................   (65,824)    (65,824)    (65,725)
                                                             --------    --------    --------
CAPITAL SURPLUS
Balance at beginning of period.............................    66,016      65,686      65,495
Stock options exercised/new shares issued..................       407         330         191
                                                             --------    --------    --------
Balance at end of period...................................    66,423      66,016      65,686
                                                             --------    --------    --------
RETAINED EARNINGS
Balance at beginning of period.............................    38,238     104,294      91,737
Net income.................................................     1,975       1,716      20,421
Spin-off of Three Rivers Bank..............................        --     (62,156)         --
Cash dividends declared....................................    (4,884)     (5,616)     (7,864)
                                                             --------    --------    --------
Balance at end of period...................................    35,329      38,238     104,294
                                                             --------    --------    --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period.............................    (3,880)    (35,174)      2,584
Spin-off of Three Rivers Bank..............................        --      17,176          --
Cumulative effect of change in accounting principle, net of
  tax......................................................    (1,014)         --          --
Other comprehensive income (loss), net of tax..............     4,123      14,118     (37,758)
                                                             --------    --------    --------
Balance at end of period...................................      (771)     (3,880)    (35,174)
                                                             --------    --------    --------
TOTAL STOCKHOLDERS' EQUITY.................................  $ 79,490    $ 78,407    $112,557
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                            2001         2000         1999
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..............................................
                                                          $   1,975    $   1,716    $  20,421
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for loan losses.............................
                                                              1,350        2,096        1,900
  Depreciation and amortization expense.................
                                                              1,775        2,248        2,656
  Amortization expense of goodwill and core deposit
     intangibles........................................
                                                              2,732        2,858        3,135
  Amortization expense of mortgage servicing rights.....
                                                              1,562        1,747        2,618
  Impairment charge (credit) for mortgage servicing
     rights.............................................
                                                              2,510          339         (776)
  Net amortization of investment securities.............
                                                              2,217          527          152
  Net realized (gains) losses on investment
     securities.........................................
                                                             (1,913)         952         (436)
  Net realized gains on loans held for sale.............
                                                               (718)      (1,764)      (4,645)
  Origination of mortgage loans held for sale...........
                                                            (88,118)    (191,749)    (403,673)
  Sales of mortgage loans held for sale.................
                                                             90,224      220,346      426,240
  Decrease in accrued income receivable.................
                                                              1,926        1,251          500
  Increase (decrease) in accrued expense payable........
                                                             (1,443)        (112)       1,918
                                                          ---------    ---------    ---------
Net cash provided by operating activities...............
                                                             14,079       40,455       50,010
                                                          ---------    ---------    ---------
INVESTING ACTIVITIES
Purchase of investment securities and other short-term
  investments -- available for sale.....................
                                                           (612,485)    (142,560)    (394,195)
Purchase of investment securities and other short-term
  investments -- held to maturity.......................
                                                                 --           --     (104,527)
Proceeds from maturities of investment securities and
  other short-term investments -- available for sale....
                                                            208,683      104,682       93,650
Proceeds from maturities of investment securities and
  other short-term investments -- held to maturity......
                                                                 --           --       99,949
Proceeds from sales of investment securities and other
  short-term investments -- available for sale..........
                                                            461,119      242,664      212,461
Proceeds from sales of investment securities and other
  short-term investments -- held to maturity............
                                                                 --           --       15,959
Long-term loans originated..............................
                                                           (138,366)    (129,016)    (414,016)
Loans held for sale.....................................
                                                             (6,180)      (9,637)     (21,753)
Principal collected on long-term loans..................
                                                            158,397      145,087      362,168
Loans purchased or participated.........................
                                                            (28,385)     (21,441)      (9,743)
Loans sold or participated..............................
                                                              3,728        4,729       18,366
Net (increase) decrease in credit card receivables and
  other short-term loans................................
                                                             (1,248)       6,116       15,298
Purchases of premises and equipment.....................
                                                             (2,427)      (3,610)      (3,861)
Sale/retirement of premises and equipment...............
                                                                716        1,559          288
Net decrease in assets held in trust for collateralized
  mortgage obligation...................................
                                                                 --        1,726        1,117
Decrease (increase) in mortgage servicing rights........
                                                             (1,989)       1,513          845
Net increase in other assets............................
                                                             (3,350)     (14,659)     (11,341)
                                                          ---------    ---------    ---------
Net cash provided (used) by investing activities........
                                                          $  38,213    $ 187,153    $(139,335)
                                                          =========    =========    =========

          See accompanying notes to consolidated financial statements.

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                            2001         2000         1999
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit..........
                                                          $ 177,631    $ 225,346    $ 487,877
Payments for maturing certificates of deposit...........
                                                           (173,111)    (228,771)    (467,790)
Net increase in demand and savings deposits.............
                                                             12,762       11,446       34,563
Net decrease in federal funds purchased, securities sold
  under agreements to repurchase, and other short-term
  borrowings............................................
                                                            (38,231)      (6,842)    (129,165)
Net principal (repayments) borrowings on advances from
  Federal Home Loan Bank................................
                                                            (36,040)    (223,772)     204,608
Repayments of long-term debt............................
                                                             (1,644)      (3,297)      (2,171)
Common stock dividends paid.............................
                                                             (4,884)      (5,616)      (8,673)
Guaranteed junior subordinated deferrable interest
  debenture dividends paid..............................
                                                             (2,916)      (2,916)      (2,916)
Proceeds from dividend reinvestment and stock purchase
  plan and stock options exercised......................
                                                                883          711          292
Purchases of treasury stock.............................
                                                                 --          (99)      (4,204)
Net increase (decrease) in other liabilities............
                                                              6,507        3,619       (6,602)
                                                          ---------    ---------    ---------
Net cash (used) provided by financing activities........
                                                            (59,043)    (230,191)     105,819
                                                          ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH EQUIVALENTS.............
                                                             (6,751)      (2,583)      16,494
NET TRANSFER TO THREE RIVERS BANK.......................
                                                                 --      (16,979)          --
CASH EQUIVALENTS AT JANUARY 1...........................
                                                             35,872       55,434       38,940
                                                          ---------    ---------    ---------
CASH EQUIVALENTS AT DECEMBER 31.........................
                                                          $  29,121    $  35,872    $  55,434
                                                          =========    =========    =========

          See accompanying notes to consolidated financial statements.

                           AMERISERV FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AT AND FOR THE YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

     AmeriServ Financial, Inc. (the Company) is a financial holding company (pursuant to the Gramm-Leach-Bliley Act), headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 24 banking locations in seven Pennsylvania counties. These offices provide a full range of consumer, mortgage, commercial, and trust financial products.

PRINCIPLES OF CONSOLIDATION:

     On April 24, 2001, at the annual shareholders' meeting USBANCORP, Inc. announced that it has changed its name effective May 7, 2001, to AmeriServ Financial, Inc. The consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), AmeriServ Trust and Financial Services Company (Trust Company), AmeriServ Associates, Inc., (AmeriServ Associates) and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 24 locations in Pennsylvania. The Trust Company offers a complete range of trust and financial services and has $1.2 billion in assets under management. The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets. In the fourth quarter of 2001 Standard Mortgage Corporation of Georgia (SMC) was sold by the Company to the Bank. SMC is a mortgage banking company whose business includes the servicing of mortgage loans. AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

     On April 1, 2000, the Company successfully completed the tax-free spin-off of its Pittsburgh based Three Rivers Bank (TRB) subsidiary to its shareholders. (See Note #25.) To facilitate an orderly transition, the Company and Three Rivers Bank entered into a Services Agreement whereby the Company is continuing to provide certain services such as asset/liability management on an outsourced basis to Three Rivers Bank. The cost and related expense associated with providing these services is being paid by Three Rivers Bank at a fair market value rate.

     Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. The Company's most significant estimate is the allowance for loan losses.

INVESTMENT SECURITIES:

     Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized

                           AMERISERV FINANCIAL, INC.

aggregate appreciation (depreciation) excluded from income and credited (charged) to accumulated other comprehensive income within stockholders' equity on a net of tax basis. Any security classified as trading assets are reported at fair value with unrealized aggregate appreciation (depreciation) included in current income on a net of tax basis. The Company presently does not engage in trading activity. Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.

LOANS:

     Interest income is recognized using methods which approximate a level yield related to principal amounts outstanding. The Company's subsidiaries discontinue the accrual of interest income when loans, except for loans that are insured for credit loss, become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. A non-accrual commercial loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments. Residential mortgage loans are placed on accrual status upon becoming current.

LOAN FEES:

     Loan origination and commitment fees, net of associated direct costs, are deferred and amortized into interest and fees on loans over the loan or commitment period. Fee amortization is determined by the effective interest method.

MORTGAGE LOANS HELD FOR SALE:

     Newly originated fixed-rate residential mortgage loans are classified as held for sale, if it is management's intent to sell these residential mortgage loans. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.

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

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

     As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

     - A detailed review of all criticized and impaired loans to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired

                           AMERISERV FINANCIAL, INC.

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

                           AMERISERV FINANCIAL, INC.

PURCHASED AND ORIGINATED MORTGAGE SERVICING RIGHTS:

     The Company recognizes as assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or originations. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where servicing rights have been retained, the Company allocates the cost of originating the loan to the loan (without the servicing rights) and the servicing rights retained based on their relative fair market values if it is practicable to estimate those fair values. Where it is not practicable to estimate the fair values, the entire cost of originating the loan is allocated to the loan without the servicing rights. For purposes of evaluating and measuring impairment, the Company stratifies the rights based on risk characteristics. If the discounted projected net cash flows of a stratum are less than the carrying amount of the stratum, the stratum is written down to the amount of the discounted projected net cash flows through a valuation account. This writedown is recorded in the line item on the Consolidated Statement of Income titled Impairment charge for mortgage servicing rights. The Company has determined that the predominant risk characteristics of its portfolio are loan type and interest rate. For the purposes of evaluating impairment, the Company has stratified its portfolio in 200 basis point tranches by loan type. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The value of mortgage servicing rights is subject to interest rate and prepayment risk. It is likely that the value of these assets will decrease if prepayments occur at greater than the expected rate.

TRUST FEES:

     All trust fees are recorded on the cash basis which approximates the accrual basis for such income.

EARNINGS PER COMMON SHARE:

     Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 505,429, 508,700 and 224,025 shares of common stock were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise prices were greater than the average market price of the common stock for the respective periods.

COMPREHENSIVE INCOME:

     For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cashflow hedges. The balances of other accumulated comprehensive loss were $(771,000), $(3,880,000) and $(35,174,000) at December
31, 2001, 2000 and 1999, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS:

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments. The Company made $482,000 in income tax payments in 2001; $787,000 in 2000; and $4,927,000 in 1999. The Company made total interest expense payments of $54,904,000 in 2001; $75,867,000 in 2000; and $97,586,000 in 1999.

                           AMERISERV FINANCIAL, INC.

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

     Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and hedges. The Company uses its asset liability management policy and hedging policy to control and manage interest rate risk.

     Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company's primary credit risk occurs in the loan portfolio. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses to control and manage credit risk. The Company's investment policy and hedging policy strictly limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities.

     Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors and debtholders. The Company uses its asset liability management policy and contingency funding plan to control and manage liquidity risk.

RECENT ACCOUNTING STANDARDS:

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (FASB #141) and No. 142, Goodwill and Other Intangible Assets (FASB #142). FASB #141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under FASB #142, goodwill and intangible assets with indefinite

                           AMERISERV FINANCIAL, INC.

lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of FASB #142 apply to goodwill and intangible assets acquired prior to July 1, 2001. The Company adopted FASB #142 effective January 1, 2002. The Company incurs annual goodwill amortization of $1.3 million that will cease in 2002. The Company is currently evaluating the effect that adoption of the provisions of FASB #142 that are effective January 1, 2002, will have on its results of operations and financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (FASB #144). FASB #144 supercedes FASB #121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company adopted FASB #144 effective January 1, 2002, and does not believe the prospective adoption of this standard will have a material impact on its results of operation or financial position.

2.  CASH AND DUE FROM BANKS

     Cash and due from banks at December 31, 2001, and 2000, included $6,656,000 and $5,710,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3.  INTEREST BEARING DEPOSITS WITH BANKS

     The book value of interest bearing deposits with domestic banks are as follows:

                                                                AT DECEMBER 31
                                                                --------------
                                                                2001     2000
                                                                -----    -----
                                                                (IN THOUSANDS)
Total.......................................................    $660     $763
                                                                ====     ====

     All interest bearing deposits are with domestic banks and mature within three months. The Company had no deposits in foreign banks nor in foreign branches of United States banks.

4.  INVESTMENT SECURITIES

     The book and market values of investment securities are summarized as follows:

     Investment securities available for sale:

                                                                 AT DECEMBER 31, 2001
                                                     ---------------------------------------------
                                                                  GROSS        GROSS
                                                       BOOK     UNREALIZED   UNREALIZED    MARKET
                                                      VALUE       GAINS        LOSSES      VALUE
                                                     --------   ----------   ----------   --------
                                                                    (IN THOUSANDS)
U.S. TREASURY......................................  $ 10,972     $    9      $   (40)    $ 10,941
U.S. AGENCY........................................       850         10           --          860
STATE AND MUNICIPAL................................     1,012          1          (21)         992
U.S. AGENCY MORTGAGE-BACKED SECURITIES.............   439,591      1,829       (1,413)     440,007
OTHER SECURITIES(1)................................    46,154         --         (328)      45,826
                                                     --------     ------      -------     --------
TOTAL..............................................  $498,579     $1,849      $(1,802)    $498,626
                                                     ========     ======      =======     ========

                           AMERISERV FINANCIAL, INC.

     Investment securities available for sale:

                                                                AT DECEMBER 31, 2000
                                                  -------------------------------------------------
                                                                 GROSS        GROSS
                                                     BOOK      UNREALIZED   UNREALIZED     MARKET
                                                    VALUE        GAINS        LOSSES       VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
U.S. Treasury...................................  $   10,820     $    3      $    (11)   $   10,812
U.S. Agency.....................................      35,507          4          (219)       35,292
State and municipal.............................      39,398         14        (1,052)       38,360
U.S. Agency mortgage-backed securities..........     419,669      1,014        (4,618)      416,065
Other securities(1).............................      50,793          5        (1,095)       49,703
                                                  ----------     ------      --------    ----------
Total...........................................  $  556,187     $1,040      $ (6,995)   $  550,232
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

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors Service or Standard & Poor's rating of A. At December 31, 2001, 94.4% of the portfolio was rated AAA as compared to 96.5% at December 31, 2000. Approximately 5.0% of the portfolio was rated below A or unrated on December 31, 2001.

     The book value of securities pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $253,453,000 at December 31, 2001, and $313,602,000 at December 31, 2000. The Company realized $2,827,000,
$914,000 and $624,000 of gross investment security gains and $914,000, $1,866,000 and $525,000 of gross investment security losses on available for sale securities in 2001, 2000, and 1999 respectively. The Company realized $355,000 of gross investment security gains and $18,000 of gross investment security losses on held to maturity securities in 1999.

     The following table sets forth the contractual maturity distribution of the investment securities, book and market values, and the weighted average yield for each type and range of maturity as of December 31, 2001. Yields are not presented on a tax-equivalent basis, but are based upon book value and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the average lives were used. At December 31, 2001, the Company's consolidated investment securities portfolio had a modified duration of approximately 2.47 years.

                           AMERISERV FINANCIAL, INC.

     Investment securities available for sale:

                                                                         AT DECEMBER 31, 2001
                                         ------------------------------------------------------------------------------------
                                                           AFTER 1 YEAR     AFTER 5 YEARS
                                                            BUT WITHIN        BUT WITHIN
                                         WITHIN 1 YEAR        5 YEARS          10 YEARS      AFTER 10 YEARS        TOTAL
                                         ------------------------------------------------------------------------------------
                                          AMOUNT YIELD     AMOUNT YIELD      AMOUNT YIELD     AMOUNT YIELD     AMOUNT YIELD
                                         --------------   ---------------   --------------   --------------   ---------------
                                                                    (IN THOUSANDS, EXCEPT YIELDS)
BOOK VALUE
U.S. TREASURY..........................  $   733   2.00%  $ 10,239   3.91%  $    --     --%  $    --     --%  $ 10,972   3.78%
U.S. AGENCY............................       --     --        850   7.08        --     --        --     --        850   7.08
STATE AND MUNICIPAL....................       --     --        220   4.95       792   5.44        --     --      1,012   5.33
U.S. AGENCY MORTGAGE-BACKED
  SECURITIES...........................   37,841   4.41    289,835   6.09    78,357   5.43    33,558   5.60    439,591   5.79
OTHER SECURITIES(1)....................   38,529   3.85      6,625   7.28     1,000   4.70        --     --     46,154   4.34
                                         -------   ----   --------   ----   -------   ----   -------   ----   --------   ----
TOTAL INVESTMENT SECURITIES AVAILABLE
  FOR SALE.............................  $77,103   4.10%  $307,769   6.04%  $80,149   5.42%  $33,558   5.60%  $498,579   5.61%
                                         =======   ====   ========   ====   =======   ====   =======   ====   ========   ====
MARKET VALUE
U.S. TREASURY..........................  $   733          $ 10,208          $    --          $    --          $ 10,941
U.S. AGENCY............................       --               860               --               --               860
STATE AND MUNICIPAL....................       --               221              771               --               992
U.S. AGENCY MORTGAGE-BACKED
  SECURITIES...........................   37,774           290,736           78,110           33,387           440,007
OTHER SECURITIES(1)....................   38,529             6,297            1,000               --            45,826
                                         -------          --------          -------          -------          --------
TOTAL INVESTMENT SECURITIES AVAILABLE
  FOR SALE.............................  $77,036          $308,322          $79,881          $33,387          $498,626
                                         =======          ========          =======          =======          ========

---------------
(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

5.  LOANS

     The loan portfolio of the Company consisted of the following:

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Commercial..................................................  $123,523    $116,615
Commercial loans secured by real estate.....................   209,483     193,912
Real estate-mortgage........................................   231,728     242,370
Consumer....................................................    36,186      35,749
                                                              --------    --------
Loans.......................................................   600,920     588,646
Less: Unearned income.......................................     7,619       8,012
                                                              --------    --------
Loans, net of unearned income...............................  $593,301    $580,634
                                                              ========    ========

     Real estate construction loans comprised 5.6% and 3.0% of total loans net of unearned income at December 31, 2001 and 2000, respectively. The Company has no direct credit exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2001, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions

                           AMERISERV FINANCIAL, INC.

with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $3,912,000 and $2,671,000 at December 31, 2001 and 2000, respectively. An analysis of these related party loans follows:

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Balance January 1...........................................  $  2,671     $  4,779
New loans...................................................    11,437       13,507
Payments....................................................   (10,196)     (15,615)
                                                              --------     --------
Balance December 31.........................................  $  3,912     $  2,671
                                                              ========     ========

6.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses follows:

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Balance January 1...........................................  $ 5,936    $10,350    $10,725
Reduction due to spin-off of TRB............................       --     (5,028)        --
Provision for loan losses...................................    1,350      2,096      1,900
Recoveries on loans previously charged-off..................      364        680        728
Loans charged-off...........................................   (1,820)    (2,162)    (3,003)
                                                              -------    -------    -------
Balance December 31.........................................  $ 5,830    $ 5,936    $10,350
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

     The following table presents information concerning non-performing assets:

                                                                 AT DECEMBER 31
                                                  --------------------------------------------
                                                   2001      2000     1999      1998     1997
                                                  -------   ------   -------   ------   ------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans...............................  $ 9,303   $5,803   $ 4,928   $5,206   $6,450
Loans past due 90 days or more..................      208       --     1,305    1,579    1,601
Other real estate owned.........................      533      158     7,126    1,451      807
                                                  -------   ------   -------   ------   ------
Total non-performing assets.....................  $10,044   $5,961   $13,359   $8,236   $8,858
                                                  =======   ======   =======   ======   ======
Total non-performing assets as a percent of
  loans and loans held for sale, net of unearned
  income, and other real estate owned...........    1.67%    1.01%     1.21%    0.77%    0.89%
                                                  =======   ======   =======   ======   ======

     The Company is unaware of any additional potential problem loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

                           AMERISERV FINANCIAL, INC.

     For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

     The Company had loans totaling $11,893,000 and $3,165,000 being specifically identified as impaired and a corresponding allocation reserve of $1,424,000 and $600,000 at December 31, 2001 and 2000, respectively. The average outstanding balance for loans being specifically identified as impaired was $7,897,000 for 2001 and $2,580,000 for 2000. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. The interest income recognized on impaired loans during 2001 was $399,000, and there was no income recognized during 2000.

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

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                     2001    2000     1999    1998     1997
                                                     ----    -----    ----    -----    -----
                                                                 (IN THOUSANDS)
Interest income due in accordance with original
  terms............................................  $340    $ 464    $494    $ 367    $ 472
Interest income recorded...........................   (19)    (139)    (20)    (134)    (132)
                                                     ----    -----    ----    -----    -----
Net reduction in interest income...................  $321    $ 325    $474    $ 233    $ 340
                                                     ====    =====    ====    =====    =====

8.  PREMISES AND EQUIPMENT

     An analysis of premises and equipment follows:

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Land........................................................  $ 1,714    $ 1,714
Premises....................................................   20,123     19,913
Furniture and equipment.....................................   16,842     15,531
Leasehold improvements......................................      840        650
                                                              -------    -------
Total at cost...............................................   39,519     37,808
Less: Accumulated depreciation and amortization.............   26,053     24,278
                                                              -------    -------
Net book value..............................................  $13,466    $13,530
                                                              =======    =======

                           AMERISERV FINANCIAL, INC.

9. FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

                                                                     AT DECEMBER 31, 2001
                                                           ----------------------------------------
                                                                         SECURITIES
                                                            FEDERAL      SOLD UNDER        OTHER
                                                             FUNDS       AGREEMENTS      SHORT-TERM
                                                           PURCHASED    TO REPURCHASE    BORROWINGS
                                                           ---------    -------------    ----------
                                                                 (IN THOUSANDS, EXCEPT RATES)
BALANCE..................................................   $ 6,275        $   392        $  6,187
MAXIMUM INDEBTEDNESS AT ANY MONTH END....................    11,050            424         116,463
AVERAGE BALANCE DURING YEAR..............................     2,889            275          51,053
AVERAGE RATE PAID FOR THE YEAR...........................      4.22%          2.72%           3.57%
AVERAGE RATE ON YEAR END BALANCE.........................      1.82           1.25            1.50

                                                                     AT DECEMBER 31, 2000
                                                           ----------------------------------------
                                                                         SECURITIES        OTHER
                                                            FEDERAL      SOLD UNDER        SHORT-
                                                             FUNDS       AGREEMENTS         TERM
                                                           PURCHASED    TO REPURCHASE    BORROWINGS
                                                           ---------    -------------    ----------
                                                                 (IN THOUSANDS, EXCEPT RATES)
Balance..................................................   $ 7,765        $   331        $ 42,989
Maximum indebtedness at any month end....................    59,715          1,113         213,826
Average balance during year..............................    25,453            627          93,104
Average rate paid for the year...........................      6.10%          3.38%           5.57%
Average rate on year end balance.........................      6.56           3.00            5.10

                                                                     AT DECEMBER 31, 1999
                                                           ----------------------------------------
                                                                         SECURITIES
                                                            FEDERAL      SOLD UNDER        OTHER
                                                             FUNDS       AGREEMENTS      SHORT-TERM
                                                           PURCHASED    TO REPURCHASE    BORROWINGS
                                                           ---------    -------------    ----------
                                                                 (IN THOUSANDS, EXCEPT RATES)
Balance..................................................   $15,300        $ 1,069        $ 84,874
Maximum indebtedness at any month end....................    65,600         37,087         218,204
Average balance during year..............................    56,396         10,548         148,668
Average rate paid for the year...........................      5.13%          4.69%           4.99%
Average rate on year end balance.........................      4.75           3.00            3.07

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company's investment portfolio.

     These borrowing transactions can range from overnight to one year in maturity. The average maturity was 16 days at the end of 2001, 92 days at the end of 2000 and 89 days at the end of 1999.

                           AMERISERV FINANCIAL, INC.

10.  DEPOSITS

     The following table sets forth the balance of the Company's deposits:

                                                                     AT DECEMBER 31
                                                          ------------------------------------
                                                            2001         2000          1999
                                                          --------    ----------    ----------
                                                                     (IN THOUSANDS)
Demand:
Non-interest bearing....................................  $ 94,891    $   89,057    $  160,253
Interest bearing........................................    48,776        46,440        88,661
Savings.................................................    92,382        90,886       162,653
Money market............................................   138,247       135,151       177,935
Certificates of deposit in denominations of $100,000 or
  more..................................................    30,107        21,010        90,921
Other time..............................................   271,943       276,520       550,518
                                                          --------    ----------    ----------
Total deposits..........................................  $676,346    $  659,064    $1,230,941
                                                          ========    ==========    ==========

     Interest expense on deposits consisted of the following:

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Interest bearing demand.....................................  $   434    $   570    $   928
Savings.....................................................    1,401      1,775      2,799
Money market................................................    3,654      6,650      6,302
Certificates of deposit in denominations of $100,000 or
  more......................................................    1,281      2,223      2,596
Other time..................................................   14,772     18,051     28,525
                                                              -------    -------    -------
Total interest expense......................................  $21,542    $29,269    $41,150
                                                              =======    =======    =======

     The following table sets forth the balance of other time deposits maturing in the periods presented:

YEAR
----                                                          (IN THOUSANDS)
2002........................................................     $171,254
2003........................................................       66,129
2004........................................................       11,718
2005........................................................       10,516
2006 and after..............................................       12,326

                           AMERISERV FINANCIAL, INC.

11. ADVANCES FROM FEDERAL HOME LOAN BANK, GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES AND LONG-TERM DEBT

     Advances from the Federal Home Loan Bank consist of the following:

                                                                AT DECEMBER 31, 2001
                                                              -------------------------
                                                                WEIGHTED
MATURING                                                      AVERAGE YIELD    BALANCE
--------                                                      -------------    --------
                                                                   (IN THOUSANDS)
Overnight...................................................        --%        $     --

2002........................................................      3.23          102,500
2003........................................................      4.62           48,750
2004........................................................        --               --
2005........................................................      6.74           15,000
2006 and after..............................................      5.98          211,061
                                                                  ----         --------
Total advances..............................................      5.09          377,311
                                                                  ----         --------
Total FHLB borrowings.......................................      5.09%        $377,311
                                                                  ====         ========

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

GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES:

     On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on September 30, 2028, and are callable at par at the option of the Company after September 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Net proceeds from the $34.5 million offering were used for general corporate purposes, including the repayment of debt, the repurchase of AmeriServ Financial common stock, and investments in and advances to the Company's subsidiaries. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $1.2 million as of December 31, 2001, and are being amortized on a straight line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP.

                           AMERISERV FINANCIAL, INC.

     Upon the occurrence of certain events, specifically a tax event or a capital treatment event, the Company may redeem in whole, but not in part, the Guaranteed Junior Subordinated Deferrable Interest Debentures prior to September 30, 2028. A tax event means that the interest paid by the Company on the subordinated debentures will no longer be deductible for federal income tax purposes. A capital treatment event means that the Trust Preferred Securities no longer qualify as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve. Proceeds from any redemption of the subordinated debentures would cause mandatory redemption of the Trust Preferred Securities.

LONG-TERM DEBT:

     The Company's long-term debt consisted of the following:

                                                               AT DECEMBER 31
                                                              ----------------
                                                               200       2000
                                                              ------    ------
                                                               (IN THOUSANDS)
Bank note...................................................  $   --    $1,644
                                                              ------    ------
Total long-term debt........................................  $   --    $1,644
                                                              ======    ======

     The bank note payable by Standard Mortgage Corporation was a $7.5 million non-revolving commercial loan commitment which was payable monthly in fixed principal installments of $156,250 through November 25, 2001. This note was paid off in 2001.

12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     FASB #107, Disclosures about Fair Value of Financial Instruments, requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, approximately 95% of its assets and liabilities are considered financial instruments. Many of the Company's financial instruments, however, lack an available trading market characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations were used by the Company for the purpose of this disclosure.

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2001 and 2000, were as follows:

     Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                                         2001                          2000
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Investment securities.......................   $498,626       $498,626       $550,232       $550,232
                                               ========       ========       ========       ========

                           AMERISERV FINANCIAL, INC.

     Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities.

                                                         2001                          2000
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Deposits with stated maturities.............   $307,296       $302,051       $302,575       $297,531
Short-term borrowings.......................    181,667        181,667        292,461        292,461
All other borrowings........................    252,981        242,998        212,045        208,119
                                               ========       ========       ========       ========

     Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

                                                         2001                          2000
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Deposits with no stated maturities..........   $374,295       $374,295       $361,533       $361,533
                                               ========       ========       ========       ========

     The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, and assumed prepayment risk.

                                                         2001                          2000
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Net loans (including loans held for sale)...   $599,993       $599,481       $600,796       $590,271
                                               ========       ========       ========       ========

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

                                                         2001                          2000
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Purchased and originated mortgage servicing
  rights....................................    $7,828         $7,828         $9,969         $9,911
                                                ======         ======         ======         ======

     Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by FASB #107, however, management believes the relationship value of these core deposits is significant. Based upon the Company's most recent sales and acquisitions and other limited secondary market transactions involving similar deposits, management estimates the relationship value of these funding liabilities to range between $34 million to $68 million less than their estimated fair value shown at December 31, 2001. The estimated fair value of instruments used for hedging purposes is estimated by financial modeling performed by an independent third party. These values

                           AMERISERV FINANCIAL, INC.

represent the estimated amount the Company would receive or pay, to terminate the agreements, considering current interest rates, as well as the creditworthiness of the counterparties.

     There is no material difference between the notional amount and the estimated fair value of the off-balance sheet items which total $145.6 million at December 31, 2001, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

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

13.  INCOME TAXES

     The provision for federal income taxes is summarized below:

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2001      2000       1999
                                                              ------    -------    ------
                                                                    (IN THOUSANDS)
Current.....................................................  $ (897)   $  (535)   $5,403
Deferred....................................................   1,309       (943)    1,519
                                                              ------    -------    ------
Income tax provision (benefit)..............................  $  412    $(1,478)   $6,922
                                                              ======    =======    ======

                           AMERISERV FINANCIAL, INC.

     The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

                                                        YEAR ENDED DECEMBER 31
                                        ------------------------------------------------------
                                             2001               2000                1999
                                        ---------------    ---------------    ----------------
                                        AMOUNT    RATE     AMOUNT     RATE    AMOUNT     RATE
                                        ------    -----    -------    ----    -------    -----
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
Tax expense based on federal statutory
  rate................................  $ 835      35.0%   $    84    N/M     $ 9,570     35.0%
State income taxes....................     13       0.5         --     "           13      0.1
Tax exempt income.....................   (843)    (35.3)    (1,717)    "       (3,359)   (12.3)
Goodwill and acquisition related
  costs...............................    442      18.5        469     "          469      1.7
Non-deductible spin-off charges.......     --        --        455     "           --       --
Reversal of tax liability.............     --        --       (600)    "           --       --
Reversal of valuation allowance.......     --        --       (325)    "           --       --
Other.................................    (35)     (1.4)       156     "          229      0.8
                                        -----     -----    -------    ---     -------    -----
Total (benefit) provision for income
  taxes...............................  $ 412      17.3%   $(1,478)   N/M     $ 6,922     25.3%
                                        =====     =====    =======    ===     =======    =====

---------------
N/M -- not meaningful.

     Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The following table presents the impact on the income tax provision of the principal timing differences and the tax effect of each (bracketed amounts represent future income tax return deductions):

                                                                 YEAR ENDED DECEMBER 31
                                                              ----------------------------
                                                               2001       2000       1999
                                                              -------    -------    ------
                                                                     (IN THOUSANDS)
Provision (benefit) for possible loan losses................  $     2    $  (178)   $  131
Net operating loss and wholesale exit charge................    1,774     (1,773)       --
Lease accounting............................................    1,394      1,380     1,356
Accretion (amortization) of discounts on securities, net....      (88)      (126)      506
Core deposit and mortgage servicing intangibles.............   (1,433)      (106)     (351)
Deferred loan fees..........................................       30         42        89
Other, net..................................................     (370)      (182)     (212)
                                                              -------    -------    ------
          Total.............................................  $ 1,309    $  (943)   $1,519
                                                              =======    =======    ======

                           AMERISERV FINANCIAL, INC.

     At December 31, 2001 and 2000, deferred taxes are included in the accompanying consolidated balance sheet. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred Assets:
  Provision for loan losses.................................  $  2,040    $  2,042
  Net operating loss and wholesale exit charge..............        --       1,773
  Unrealized investment security (gains) losses.............        (9)      2,087
  Deferred loan fees........................................        52          82
  Other.....................................................     1,008         798
                                                              --------    --------
          Total assets......................................     3,091       6,782
                                                              --------    --------
Deferred Liabilities:
  Accumulated depreciation..................................      (438)       (595)
  Accretion of discount.....................................    (1,810)     (1,898)
  Lease accounting..........................................    (7,478)     (6,080)
  Core deposit and mortgage servicing intangibles...........      (357)     (1,791)
  Other.....................................................        --          (4)
                                                              --------    --------
          Total liabilities.................................   (10,083)    (10,368)
                                                              --------    --------
Net deferred liability......................................  $ (6,992)   $ (3,586)
                                                              ========    ========

     The change in the net deferred liability during 2001 and 2000 was attributed to the following:

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Investment write-ups due to SFAS#115, charge to equity......  $ (2,097)    $ (7,737)
Transfer to TRB.............................................        --       (9,430)
Reversal of valuation allowances............................        --          325
Deferred (provision) benefit for income taxes...............    (1,309)         943
                                                              --------     --------
Net decrease................................................  $ (3,406)    $(15,899)
                                                              ========     ========

14.  PENSION AND PROFIT SHARING PLANS

     The Company has a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. The Company's funding policy has been to contribute annually an amount within the statutory range of allowable minimum and maximum actuarially determined tax-deductible contributions. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plans assets), mutual funds, and short-term cash equivalent instruments.

                           AMERISERV FINANCIAL, INC.

     Pension Benefits:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                2001          2000
                                                              ---------     ---------
                                                                  (IN THOUSANDS,
                                                                EXCEPT PERCENTAGES)
Change in benefit obligation:
Benefit obligation at beginning of year.....................   $ 9,431       $ 7,641
Service cost................................................       581           458
Interest cost...............................................       662           635
Additional liabilities due to transfer between AmeriServ
  Financial Bank and TRB....................................        --           151
Plan amendment..............................................       363            --
Deferred asset (loss) gain..................................      (217)        1,266
Benefits paid...............................................      (930)         (653)
Expenses paid...............................................       (38)          (67)
                                                               -------       -------
Benefit obligation at end of year...........................   $ 9,852       $ 9,431
                                                               =======       =======
Change in plan assets:
Fair value of plan assets at beginning of year..............   $ 8,495       $ 8,548
Additional assets due to transfer between AmeriServ
  Financial Bank and TRB....................................        --           298
Actual return on plan assets................................      (197)         (370)
Employer contributions......................................        --           739
Benefits paid...............................................      (930)         (653)
Expenses paid...............................................       (38)          (67)
                                                               -------       -------
Fair value of plan assets at end of year....................   $ 7,330       $ 8,495
                                                               =======       =======
Funded status of the plan -- underfunded....................   $(2,522)      $  (936)
Unrecognized transition asset...............................      (193)         (360)
Unrecognized prior service cost.............................        (1)         (210)
Unrecognized actuarial loss.................................     2,353         1,672
                                                               -------       -------
Net (accrued liability) prepaid benefit cost................   $  (363)      $   166
                                                               =======       =======
Components of net periodic benefit cost:
Service cost................................................   $   581       $   458
Interest cost...............................................       662           635
Expected return on plan assets..............................      (718)         (702)
Amortization of prior year service cost.....................         4           (17)
Amortization of transition asset............................       (17)          (30)
                                                               -------       -------
Net periodic benefit cost...................................   $   512       $   344
                                                               =======       =======
Weighted-average assumptions
Discount rate...............................................      7.00%         7.25%
Expected return on plan assets..............................      8.00          8.00
Rate of compensation increase...............................      3.00          3.50

     At December 31, 2001, the accrued benefit obligation for the plan was $7,958,000 which was greater than the fair value of the plan assets which totaled $7,330,000.

     In addition, the Bank has a trusteed, deferred profit sharing plan with contributions made by the Bank based upon income as defined by the plan. All employees of the Bank and the Company who work over 1,000

                           AMERISERV FINANCIAL, INC.

hours per year participate in the plan beginning on January 1 following six months of service. Contributions to this profit sharing plan were $95,000 in 2001 and $111,000 in 2000. Plan assets are primarily debt securities (including U.S. Agency and Treasury securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plans assets), mutual funds, and short-term cash equivalent instruments.

     Except for the above pension benefits, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

15.  LEASE COMMITMENTS

     The Company's obligation for future minimum lease payments on operating leases at December 31, 2001, is as follows:

                                                              FUTURE MINIMUM
YEAR                                                          LEASE PAYMENTS
----                                                          --------------
                                                              (IN THOUSANDS)
2002........................................................      $2,155
2003........................................................       1,666
2004........................................................         933
2005........................................................         668
2006 and thereafter (in total)..............................       1,661

     In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.

     Rent expense included in total non-interest expense amounted to $491,000, $577,000 and $634,000, in 2001, 2000, and 1999, respectively.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of their customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. Collateral which secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, and fixed assets.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financings, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Letters of credit are issued both on an unsecured and secured basis. Collateral securing these types of transactions is similar to collateral securing the Bank's commercial loans.

     The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had outstanding various commitments to extend credit approximating $145,645,000 and standby letters of credit of $9,950,000 as of December 31, 2001.

                           AMERISERV FINANCIAL, INC.

     Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company's consolidated financial position or results of operation.

17.  STOCK COMPENSATION PLANS

     In 2001, the Company's Board of Directors adopted a shareholder approved Stock Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 800,000 shares of common stock. This Plan replaces the expired 1991 Stock Option Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by a committee of the Board of Directors. The Company accounts for this Plan under APB Opinion #25, Accounting for Stock Issued to Employees. The option price at which a stock option may be exercised shall be not less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, under the Plan on or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised. Had compensation cost for these plans been determined consistent with FASB #123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have changed to the following pro forma amounts:

                                                                     YEAR ENDED DECEMBER 31
                                                              -------------------------------------
                                                                2001          2000          1999
                                                              --------      --------      ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported...............................................   $1,975        $1,716        $20,421
  Pro forma.................................................    1,899         1,657         20,381
Basic earnings per share:
  As reported...............................................     0.15          0.13           1.53
  Pro forma.................................................     0.14          0.12           1.53
Diluted earnings per share:
  As reported...............................................     0.15          0.13           1.52
  Pro forma.................................................     0.14          0.12           1.52

     Because the FASB #123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                           AMERISERV FINANCIAL, INC.

     A summary of the status of the Company's Stock Incentive Plan at December 31, 2001, 2000, and 1999, and changes during the years then ended is presented in the table and narrative following:

                                                     YEAR ENDED DECEMBER 31
                               -------------------------------------------------------------------
                                       2001                    2000                   1999
                               --------------------    --------------------    -------------------
                                           WEIGHTED                WEIGHTED               WEIGHTED
                                           AVERAGE                 AVERAGE                AVERAGE
                                           EXERCISE                EXERCISE               EXERCISE
                                SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                               --------    --------    --------    --------    -------    --------
Outstanding at beginning of
  year.......................   531,378     $5.54       369,331     $6.43      445,903     $11.09
Granted......................    13,000      4.81       389,687      4.86        9,100      17.22
Exercised....................    (5,690)     4.31       (25,147)     4.91      (56,170)      7.85
Forfeited....................   (11,507)     6.39      (202,493)     5.86      (29,502)     10.21
                               --------                --------                -------
Outstanding at end of year...   527,181      5.51       531,378      5.54      369,331      10.71
                               ========                ========                =======
Exercisable at end of year...   251,037      6.18       148,524      7.66      347,034      10.05
Weighted average fair value
  of options granted since
  1-1-95.....................               $2.19                   $5.56                  $ 7.03

     A total of 251,037 of the 527,181 options outstanding at December 31, 2001, have exercise prices between $4.02 and $15.69, with a weighted average exercise price of $6.18 and a weighted average remaining contractual life of 6.2 years. All of these options are exercisable. The remaining 276,144 options have exercise prices between $4.02 and $10.42, with a weighted average exercise price of $4.91 and a weighted average remaining contractual life of 8.6 years. During 2001, three option grants totaling 13,000 shares were issued, in 2000 nine option grants totaling 389,687 shares were issued, and in 1999 two option grants totaling 9,100 shares were issued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000, and 1999, respectively: risk-free interest rates ranging from 4.07% to 4.97% for 2001 options, 5.69% to 6.61% for 2000 options, and 5.29% and 4.49% for 1999 options; expected dividend yields of 8.00% for 2001 options, 8.50% for 2000 options, and 3.75% and 3.00% for 1999 options: expected lives of 7.0 years for all the 2001, 2000, and 1999 options; expected volatility ranging from 29.76% to 30.71% for 2001 options, 23.09% to 29.20% for 2000 options, and 23.00% and 21.69% for 1999 options.

     As part of the supplemental executive retirement plan (SERP) approved for the Chairman & CEO by the Board of Directors on January 26, 2001, and described in the 2001 proxy statement, the Chairman received a restricted stock award of 156,000 shares of ASRV common stock as a funding vehicle for the SERP. The shares funding the SERP will vest over a fifteen-year period. No award shares will vest during the first five-year period. On the fifth anniversary of the award, one-third of the award shares will vest; thereafter, additional shares equal to one-fifteenth of the award will vest on each anniversary of the award. Dividends on the award shares will accrue but not be paid until the fifth anniversary of the award, at which time accrued and unpaid dividends on vested shares will be paid to the Chairman. Thereafter, the Chairman will be entitled to receive current and unpaid dividends on vested award shares. The Company recognized $45,000 of compensation expense for the SERP in 2001.

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

                           AMERISERV FINANCIAL, INC.

continue to receive regular dividend payments on his or her other shares. A participant may withdraw from the Plan at any time.

     In the case of purchases from AmeriServ Financial, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At December 31, 2001, the Company had 478,653 unissued reserved shares available under the Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Plan in the market for the relevant investment date.

19.  SHAREHOLDER RIGHTS PLAN

     Each share of the Company's Common Stock has attached to it one right (a "Right") issued pursuant to a Rights Agreement, dated February 24, 1995 (the "Rights Agreement"). Each Right entitles the holder to buy one-hundredth of a share of the Company's Series C Junior Participating Preferred Stock at a price of $21.67, subject to adjustment (the "Exercise Price"). The Rights become exercisable if a person, group, or other entity acquires or announces a tender offer for 19.9% or more of the Company's Common Stock. They are also exercisable if a person or group who becomes a beneficial owner of at least 10% of the Company's Common Stock is declared by the Board of Directors to be an "adverse person" (as defined in the Rights Agreement). Under the Rights Agreement, any person, group, or entity is deemed to be a beneficial owner of the Company's Common Stock when such person or any of such person's affiliates or associates, directly or indirectly, has the right to acquire or to vote the shares of the Company's Common Stock (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement, or understanding (whether or not in writing) or upon the exercise of conversion rights, exchange rights, rights, warrants or options. The Rights Agreement excludes from the definition of "beneficial owner", holders of revocable proxies that (A) arise solely from a revocable proxy given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable provisions of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and (B) is not also then reportable by such person on Schedule 13D under the Exchange Act (or any comparable or successor report). After the Rights become exercisable, the Rights (other than rights held by a 19.9% beneficial owner or an "adverse person") entitle the holders to purchase, under certain circumstances, either the Company's Common Stock or common stock of the potential acquirer having a value equal to twice the Exercise Price. The Company is entitled to redeem the Rights at $0.00033 per Right at any time until the twentieth business day following a public announcement that a 19.9% position has been acquired or the Board of Directors has designated a holder of the Company's Common Stock an "adverse person". The Rights attached to the shares of AmeriServ Common Stock outstanding on March 15, 1995, will expire on February 25, 2005.

20.  GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

     AmeriServ Financial's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). The Company now carries $9.7 million of goodwill and $7.6 million of core deposit intangible assets on its balance sheet. The majority of these intangible assets came from the 1994 Johnstown Savings Bank acquisition, and the 1999 acquisition of two First Western Branches.

     The Company is amortizing core deposit intangibles over periods ranging from five to ten years while goodwill was being amortized over a 15 year life. The straight-line method of amortization is being used for both of these categories of intangibles. The amortization expense of these intangible assets reduced 2001 diluted earnings per share by $0.18. It is important to note that this intangible amortization expense is not a

                           AMERISERV FINANCIAL, INC.

future cash outflow. The following table reflects the future amortization expense of the core deposit intangible assets:

YEAR                                                             EXPENSE
----                                                          --------------
                                                              (IN THOUSANDS)
2002........................................................      $1,432
2003........................................................       1,432
2004........................................................       1,007
2005........................................................         865
2006 and after..............................................       2,847
                                                                  ======

     A reconciliation of the Company's intangible asset balances for 2001 and 2000 is as follows:

                                                                AT DECEMBER 31
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Balance January 1...........................................  $20,058    $25,655
Reduction due to spin-off of TRB............................       --     (2,739)
Amortization expense........................................   (2,732)    (2,858)
                                                              -------    -------
Balance December 31.........................................  $17,326    $20,058
                                                              =======    =======

     Intangible assets are reviewed for possible impairment if events or changed circumstances may affect the underlying basis of the asset. The Company uses an estimate of the undiscounted future earnings over the remaining life of the intangibles in measuring whether these assets are recoverable. Starting in 2002, $1.3 million of annual goodwill amortization will cease to be recognized in future years.

21.  DERIVATIVE HEDGING INSTRUMENTS

     The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. On January 1, 2001, the Company adopted FASB #133, Accounting for Derivative Instruments and Hedging Activities. At December 31, 2001 and 2000, the Company had interest rate swap agreements that effectively convert a notional amount of $80 million and $180 million, respectively, from floating-rates to fixed-rates. The agreement outstanding at December 31, 2001, matures in April 2002. The Company would have paid $1,231,000 and $1,556,000 to settle its interest rate swap agreements at December 31, 2001 and 2000, respectively, which represents the fair value of these agreements. At December 31, 2001, the Company had recorded other liabilities of $1,231,000 and a decrease in other comprehensive income of $800,000, net of tax, as a result of this standard. A summary of the Company's derivative hedging transactions are as follows:

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

                           AMERISERV FINANCIAL, INC.

     The following table summarizes the interest rate swap and cap transactions which impacted the Company's 2001 performance:

                                      FIXED   FLOATING                INCREASE
 NOTIONAL      START    TERMINATION   RATE      RATE     REPRICING   IN INTEREST
  AMOUNT        DATE       DATE       PAID    RECEIVED   FREQUENCY     EXPENSE
-----------   --------  -----------   -----   --------   ---------   -----------
$40,000,000..  4-11-00    4-13-01     6.25%     N.A.%      Expired   $   58,413
50,000,000..  10-25-99   10-25-01     6.41      4.72       Expired      696,259
50,000,000..  10-25-99   10-25-01     6.42      4.72       Expired      697,414
80,000,000..   4-13-00    4-15-02     6.93      4.31     Quarterly    2,120,191
                                                                     ----------
                                                                     $3,572,277
                                                                     ==========

N.A. -- not applicable.

     The Company believes that its exposure to credit loss in the event of non-performance by any of the counterparties (which currently include Wachovia) in the interest rate swap agreements is remote. The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate caps outstanding at December 31, 2001 and no interest rate floors outstanding at December 31, 2001, or December 31, 2000.

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

     Retail banking includes the deposit-gathering branch franchise along with lending to both individuals and small businesses. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Commercial lending to businesses includes commercial loans, commercial real-estate loans, and commercial leasing (excluding certain small business lending through the branch network). Mortgage banking includes the servicing of mortgage loans (the Company completed its exit from the wholesale mortgage production business in 2001). The trust segment has three primary business divisions, institutional trust, personal trust, and financial services. Institutional trust products and services include 401(k) plans, defined benefit and defined contribution employee benefit plans, individual retirement accounts, and collective investment funds for trade union pension funds. Personal trust products and services include personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Financial services includes the sale of mutual funds, annuities, and insurance products. Other fee based businesses include AmeriServ Associates, AmeriServ Life, and several other smaller fee generating business lines such as a debt collection agency. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management.

                           AMERISERV FINANCIAL, INC.

     The contribution of the major business segments to the consolidated results for the full years of 2001, 2000 and 1999 were as follows:

                                                                     YEAR ENDED DECEMBER 31, 2001
                                     --------------------------------------------------------------------------------------------
                                                       COMMERCIAL    MORTGAGE              INVESTMENT/    OTHER FEE
                                     RETAIL BANKING     LENDING      BANKING     TRUST       PARENT         BASED        TOTAL
                                     --------------    ----------    --------    ------    -----------    ---------    ----------
                                                                    (IN THOUSANDS, EXCEPT RATIOS)
NET INTEREST INCOME................     $ 24,504        $  5,972     $   211     $  211     $ (4,184)      $  134      $   26,848
NON-INTEREST INCOME................        7,153             704       1,502      5,015        2,948          753          18,075
NON-INTEREST EXPENSE...............       23,717           4,053       5,222      4,058        4,862          624          42,536
                                        --------        --------     -------     ------     --------       ------      ----------
INCOME (LOSS) BEFORE INCOME
  TAXES............................        7,940           2,623      (3,509)     1,168       (6,098)         263           2,387
INCOME TAXES (BENEFIT).............        2,285             719      (1,189)       311       (1,802)          88             412
                                        --------        --------     -------     ------     --------       ------      ----------
NET INCOME (LOSS)..................     $  5,655        $  1,904     $(2,320)    $  857     $ (4,296)      $  175      $    1,975
                                        ========        ========     =======     ======     ========       ======      ==========
AVERAGE COMMON EQUITY..............     $ 27,390        $ 15,332     $ 5,300     $3,042     $ 27,859       $1,858      $   80,781
RISK-ADJUSTED RETURN ON EQUITY.....         20.6%           12.4%      (43.8)%     28.2%       (15.4)%        9.4%            2.4%
TOTAL ASSETS.......................     $383,276        $293,603     $18,454     $1,854     $498,626       $3,046      $1,198,859
                                        ========        ========     =======     ======     ========       ======      ==========

                           AMERISERV FINANCIAL, INC.

                                                                     YEAR ENDED DECEMBER 31, 2000
                                     --------------------------------------------------------------------------------------------
                                                       COMMERCIAL    MORTGAGE              INVESTMENT/    OTHER FEE
                                     RETAIL BANKING     LENDING      BANKING     TRUST       PARENT         BASED        TOTAL
                                     --------------    ----------    --------    ------    -----------    ---------    ----------
                                                                    (IN THOUSANDS, EXCEPT RATIOS)
Net interest income................     $ 25,206        $  7,421     $   937     $  252     $  1,410       $  137      $   35,363
Non-interest income................        5,153             820       4,095      5,313          218        1,010          16,609
Non-interest expense...............       26,824           5,800       8,063      4,106        6,195          746          51,734
                                        --------        --------     -------     ------     --------       ------      ----------
Income (loss) before income
  taxes............................        3,535           2,441      (3,031)     1,459       (4,567)         401             238
Income taxes (benefit).............          715             215      (1,213)       308       (1,636)         133          (1,478)
                                        --------        --------     -------     ------     --------       ------      ----------
Net income (loss)..................     $  2,820        $  2,226     $(1,818)    $1,151     $ (2,931)      $  268      $    1,716
                                        ========        ========     =======     ======     ========       ======      ==========
Average common equity..............     $ 19,065        $ 21,240     $ 7,542     $3,274     $ 28,643       $1,660      $   81,424
Risk-adjusted return on equity.....         14.8%           10.5%      (24.1)%     35.2%       (10.2)%       16.1%            2.1%
Total assets.......................     $409,786        $263,828     $25,524     $1,795     $550,232       $3,096      $1,254,261
                                        ========        ========     =======     ======     ========       ======      ==========

                           AMERISERV FINANCIAL, INC.

                                                                     YEAR ENDED DECEMBER 31, 1999
                                     --------------------------------------------------------------------------------------------
                                                       COMMERCIAL    MORTGAGE              INVESTMENT/    OTHER FEE
                                     RETAIL BANKING     LENDING      BANKING     TRUST       PARENT         BASED        TOTAL
                                     --------------    ----------    --------    ------    -----------    ---------    ----------
                                                                    (IN THOUSANDS, EXCEPT RATIOS)
Net interest income................     $ 35,273        $ 12,725     $ 1,163     $  126    $   14,400      $   97      $   63,784
Non-interest income................       10,686             784       5,865      5,271           633       1,135          24,374
Non-interest expense...............       40,095           6,627       7,045      4,004         2,051         993          60,815
                                        --------        --------     -------     ------    ----------      ------      ----------
Income (loss) before income
  taxes............................        5,864           6,882         (17)     1,393        12,982         239          27,343
Income taxes.......................        1,504           1,809          13        344         3,186          66           6,922
                                        --------        --------     -------     ------    ----------      ------      ----------
Net income (loss)..................     $  4,360        $  5,073     $   (30)    $1,049    $    9,796      $  173      $   20,421
                                        ========        ========     =======     ======    ==========      ======      ==========
Average common equity..............     $ 46,511        $ 26,943     $ 8,320     $3,650    $   45,042      $1,462      $  131,928
Risk-adjusted return on equity.....          9.4%           18.8%       (0.4)%     28.7%         21.7%       11.8%           15.5%
Total assets.......................     $723,926        $498,288     $53,312     $1,693    $1,187,335      $2,925      $2,467,479
                                        ========        ========     =======     ======    ==========      ======      ==========

                           AMERISERV FINANCIAL, INC.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2001, the Company met all capital adequacy requirements to which it was subject. As of December 31, 2001 and 2000, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's classification category.

                                                         AS OF DECEMBER 31, 2001
                                         --------------------------------------------------------
                                                                                   TO BE WELL
                                                              FOR CAPITAL       CAPITALIZED UNDER
                                                               ADEQUACY         PROMPT CORRECTIVE
                                              ACTUAL           PURPOSES         ACTION PROVISIONS
                                         ----------------   ---------------     -----------------
                                          AMOUNT    RATIO   AMOUNT    RATIO      AMOUNT    RATIO
                                         --------   -----   -------   -----     --------   ------
                                                      (IN THOUSANDS, EXCEPT RATIOS)
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
  CONSOLIDATED.........................  $102,482   15.70%  $52,208   8.00%     $65,260    10.00%
  AMERISERV FINANCIAL BANK.............    90,140   13.90    51,892   8.00       64,865    10.00
TIER 1 CAPITAL (TO RISK WEIGHTED
  ASSETS) CONSOLIDATED.................    88,642   13.58    26,104   4.00       39,156     6.00
  AMERISERV FINANCIAL BANK.............    84,310   13.00    25,946   4.00       38,919     6.00
TIER 1 CAPITAL (TO AVERAGE ASSETS)
  CONSOLIDATED.........................    88,642    7.17    49,473   4.00       61,841     5.00
  AMERISERV FINANCIAL BANK.............    84,310    6.92    48,761   4.00       60,951     5.00

                           AMERISERV FINANCIAL, INC.

                                                          AS OF DECEMBER 31, 2000
                                           ------------------------------------------------------
                                                                                   TO BE WELL
                                                                FOR CAPITAL     CAPITALIZED UNDER
                                                                 ADEQUACY       PROMPT CORRECTIVE
                                                ACTUAL           PURPOSES       ACTION PROVISIONS
                                           ----------------   ---------------   -----------------
                                            AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                           --------   -----   -------   -----   --------   ------
                                                       (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (to Risk Weighted Assets)
  Consolidated...........................  $101,726   15.97%  $50,958   8.00%   $63,698    10.00%
  AmeriServ Financial Bank...............    88,128   14.31    49,278   8.00     61,597    10.00
Tier 1 Capital (to Risk Weighted Assets)
  Consolidated...........................    81,516   12.80    25,479   4.00     38,219     6.00
  AmeriServ Financial Bank...............    82,293   13.36    24,639   4.00     36,958     6.00
Tier 1 Capital (to Average Assets)
  Consolidated...........................    81,516    6.66    48,932   4.00     61,165     5.00
  AmeriServ Financial Bank...............    82,293    6.92    47,602   4.00     59,503     5.00

24.  BRANCH SALE

     On September 27, 2001, the Company and CSB Bank of Curwensville, completed the sale of the Company's Coalport office. As the only Company office in Clearfield County, the Coalport office no longer strategically fit the new and expanding geographic foot print for the Company. The Company received an 8.875% core deposit premium or $1.4 million on the sale of approximately $15.7 million of deposits.

25.  TAX-FREE SPIN-OFF OF THREE RIVERS BANK

     On April 1, 2000, the Company executed its Board approved tax-free spin-off of its Three Rivers Bank subsidiary. Shareholders received one share of the new Three Rivers Bancorp (NASDAQ: TRBC) common stock for every two shares of AmeriServ Financial common stock that they owned. The distribution of the Three Rivers Bancorp shares did not change the number of AmeriServ Financial common shares outstanding. Standard Mortgage Corporation (SMC), a mortgage banking company, previously a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to the Company prior to consummation of the Three Rivers Bank spin-off.

     The accompanying AmeriServ Financial Pro Forma Condensed Consolidated Financial Statement should be read in conjunction with the historical consolidated financial statements and notes thereto. The AmeriServ Financial pro forma condensed consolidated income statement assumes that the dividend to shareholders occurred on January 1, 2000. The pro forma condensed consolidated financial information is presented for informational purposes only and does not purport to reflect the results of operations of AmeriServ Financial or Three Rivers Bancorp or the results of operations that would have occurred had AmeriServ Financial or Three Rivers Bancorp been operated as a separate, independent company. The pro forma adjustments to the accompanying historical consolidated statements of income are set forth below.

                           AMERISERV FINANCIAL, INC.

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                             AMERISERV     THREE RIVERS                    AMERISERV
                                             FINANCIAL       BANCORP                       FINANCIAL
                                             HISTORICAL     HISTORICAL                     PRO FORMA
                                            PERIOD ENDED   PERIOD ENDED                   PERIOD ENDED
                                            DECEMBER 31,    MARCH 31,                     DECEMBER 31,
                                                2000           2000       ADJUSTMENT          2000
                                            ------------   ------------   ----------      ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income.....................    $107,298       $18,100       $    --          $89,198
Total interest expense....................      69,839        11,011            --           58,828
                                              --------       -------       -------          -------
Net interest income.......................      37,459         7,089            --           30,370
Provision for loan losses.................       2,096           150            --            1,946
                                              --------       -------       -------          -------
Net interest income after provision for
  loan losses.............................      35,363         6,939            --           28,424
Total non-interest income.................      16,609           623            --           15,986
Total non-interest expense................      51,734         6,589           117(A)        45,262
                                              --------       -------       -------          -------
Income (loss) before income taxes.........         238           973          (117)            (852)
Benefit for income taxes..................      (1,478)         (477)          (35)(B)       (1,036)
                                              --------       -------       -------          -------
Net income (loss).........................    $  1,716       $ 1,450       $   (82)         $   184
                                              ========       =======       =======          =======
Diluted earnings per share................    $   0.13            --       $ (0.11)         $  0.02
Average diluted shares outstanding........      13,374            --            --           13,374

     Notes to unaudited pro forma condensed consolidated financial statements:

          (A) To record the additional incremental expenses AmeriServ Financial incurred that were previously allocated to and paid by Three Rivers Bank.

          (B) To record the income tax impact of the above expenses at the statutory tax rate.

26.  PARENT COMPANY FINANCIAL INFORMATION

     The Parent Company functions primarily as a coordinating and servicing unit for all subsidiary entities. Provided services include general management, accounting and taxes, loan review, auditing, investment advisory, marketing, insurance risk management, general corporate services, and financial and strategic planning. The following financial information relates only to the Parent Company operations:

BALANCE SHEET

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $  6,532    $    651
Equity investment in banking subsidiaries...................   101,636      98,249
Equity investment in non-banking subsidiaries...............     3,360      11,492
Guaranteed junior subordinated deferrable interest debenture
  issuance costs............................................     1,192       1,237
Other assets................................................     1,518       1,716
                                                              --------    --------
TOTAL ASSETS................................................  $114,238    $113,345
                                                              ========    ========

                           AMERISERV FINANCIAL, INC.

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
LIABILITIES
Short-term borrowings.......................................  $     --    $     --
Guaranteed junior subordinated deferrable interest
  debentures................................................    34,500      34,500
Other liabilities...........................................       248         438
                                                              --------    --------
TOTAL LIABILITIES...........................................    34,748      34,938
                                                              --------    --------

STOCKHOLDERS' EQUITY
Total stockholders' equity..................................    79,490      78,407
                                                              --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $114,238    $113,345
                                                              ========    ========

STATEMENT OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                               2001        2000        1999
                                                              -------    --------    --------
                                                                      (IN THOUSANDS)
INCOME
Inter-entity management and other fees......................  $ 3,077    $  3,223    $  4,035
Dividends from subsidiaries.................................    7,200      12,897      17,061
Interest and dividend income................................       75          58          20
                                                              -------    --------    --------
TOTAL INCOME................................................   10,352      16,178      21,116
                                                              -------    --------    --------
EXPENSE
Interest expense............................................    2,961       3,101       3,304
Salaries and employee benefits..............................    1,929       2,355       2,968
Other expense...............................................    1,436       3,617       1,397
                                                              -------    --------    --------
TOTAL EXPENSE...............................................    6,326       9,073       7,669
                                                              -------    --------    --------

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARIES....................................    4,026       7,105      13,447
Benefit for income taxes....................................      984       1,615       1,299
Equity in undistributed (losses) income of subsidiaries.....   (3,035)     (7,004)      5,713
                                                              -------    --------    --------
NET INCOME..................................................  $ 1,975    $  1,716    $ 20,459
                                                              =======    ========    ========

STATEMENT OF CASH FLOWS
OPERATING ACTIVITIES
Net income..................................................  $ 1,975    $  1,716    $ 20,459
Adjustment to reconcile net income to net cash provided by
  operating activities:
Equity in undistributed losses (income) of subsidiaries.....    3,035       7,004      (5,713)
                                                              -------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $ 5,010    $  8,720    $ 14,746
                                                              -------    --------    --------

                           AMERISERV FINANCIAL, INC.

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                               2001        2000        1999
                                                              -------    --------    --------
                                                                      (IN THOUSANDS)
INVESTING AND FINANCING ACTIVITIES
Inter company sale of subsidiary............................  $ 4,867    $     --    $     --
Common stock cash dividends paid............................   (4,884)     (5,616)    (11,586)
Proceeds from issuance of common stock......................      896         883         292
Guaranteed junior subordinated deferrable interest
  debentures dividends paid.................................   (2,916)     (2,916)     (2,916)
Purchases of treasury stock.................................       --         (99)     (4,204)
Net decrease in borrowings..................................       --      (3,500)     (1,300)
Investment in subsidiaries..................................      (55)        (75)        (50)
Other -- net................................................    2,963       2,968       5,009
                                                              -------    --------    --------
NET CASH PROVIDED (USED) BY INVESTING AND FINANCING
  ACTIVITIES................................................      871      (8,355)    (14,755)
                                                              -------    --------    --------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS.................    5,881         365          (9)
CASH EQUIVALENTS AT JANUARY 1...............................      651         286         295
                                                              -------    --------    --------
CASH EQUIVALENTS AT DECEMBER 31.............................  $ 6,532    $    651    $    286
                                                              =======    ========    ========

     The ability of the subsidiary bank to upstream cash to the Parent Company is restricted by regulations. Federal law prevents the Parent Company from borrowing from its subsidiary bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary banks' capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to their shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the Parent Company by the subsidiaries as an inter-entity management fee. At December 31, 2001, the subsidiary bank was permitted to upstream an additional $1,418,000 in cash dividends to the Parent Company. The subsidiary bank also had a combined $98,359,000 of restricted surplus and retained earnings at December 31, 2001.

     To facilitate an orderly spin-off transition, the Company and TRB entered into a Services Agreement whereby AmeriServ Financial has provided certain services such as audit, loan review and asset/liability management on an outsourced basis to TRB. The Company received $557,000, and $985,000 in 2001 and 2000, respectively, for these services. The Company anticipates that this agreement will expire in 2002.

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

January 22, 2002

To the Stockholders and
Board of Directors of
AmeriServ Financial, Inc.

     Management of AmeriServ Financial, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the Annual Report and Form 10-K in accordance with generally accepted accounting principles and are responsible for its accuracy.

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

Orlando B. Hanselman                           Jeffrey A. Stopko
Chairman,                                      Senior Vice President &
President & CEO                                Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP

To the Stockholders and Board of Directors of AmeriServ Financial, Inc.:

     We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As explained in Note #21 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

                                          /S/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
January 22, 2002

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:

     The consolidated financial statements listed below are from the 2001 Form 10-K and Part II -- Item 8. Page references are to said Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

AmeriServ Financial, Inc. and Subsidiaries
  Consolidated Balance Sheet, 34
  Consolidated Statement of Income, 35
  Consolidated Statement of Comprehensive Income, 36
  Consolidated Statement of Changes in Stockholders' Equity, 37
  Consolidated Statement of Cash Flows, 38-39
  Notes to Consolidated Financial Statements, 40
  Statement of Management Responsibility, 73
  Report of Independent Public Accountants, 74

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

REPORTS ON FORM 8-K:

     There were no reports on Form 8-K for the quarter ended December 31, 2001.

EXHIBITS:

     The exhibits listed below are filed herewith or to other filings.

EXHIBIT                                                               PRIOR FILING OR EXHIBIT
NUMBER                        DESCRIPTION                               PAGE NUMBER HEREIN
-------                       -----------                             -----------------------
  3.1     Articles of Incorporation, as amended on March 23,      Exhibit 3.1 to 2001 Form 10-K
          2001.                                                   Filed on March 19, 2002
  3.2     Bylaws, as amended and restated on January 25, 2002.    Exhibit 3.2 to 2001 Form 10-K
                                                                  Filed on March 19, 2002
  4.1     Rights Agreement, dated as of February 24, 1995,        Exhibit 4.1 to 2000 Form 10-K
          between AmeriServ Financial, Inc. and AmeriServ         Dated March 21, 2001
          Trust and Financial Services Company, as Rights
          Agent.
 10.1     Corporate Separation Agreement between AmeriServ        Exhibit 2.1 to Form 8-K
          Financial, Inc. and Three Rivers Bancorp.               Filed on April 14, 2000
 10.2     Tax Separation Agreement between AmeriServ              Exhibit 2.2 to Form 8-K
          Financial, Inc. and Three Rivers Bancorp.               Filed on April 14, 2000
 10.3     Services Agreement between AmeriServ Financial, Inc.    Exhibit 10.1 to Form 10-Q
          and Three Rivers Bancorp.                               Filed on November 13, 2000
 10.4     Agreement, dated October 25, 1994, between AmeriServ    Exhibit 10.4 to 2000 Form 10-K
          Financial, Inc. and Orlando B. Hanselman.               Filed March 21, 2001
 10.5     2001 Stock Incentive Plan dated February 23, 2001.      2000 Proxy Statement
                                                                  Filed March 16, 2001
 10.6     Agreement, dated December 1, 1994, between AmeriServ    Exhibit 10.6 to 2000 Form 10-K
          Financial, Inc. and Ronald W. Virag.                    Filed March 21, 2001
 10.7     2001 Supplemental Executive Retirement Plan dated       Below
          January 26, 2001, between AmeriServ Financial, Inc.
          and Orlando B. Hanselman.
 22       Subsidiaries of the Registrant.                         Below
 24.1     Consent of Arthur Andersen LLP                          Below

                                   EXHIBIT A

(22) SUBSIDIARIES OF THE REGISTRANT

                                                     PERCENT OF             JURISDICTION
NAME                                                  OWNERSHIP           OF ORGANIZATION
----                                                 ----------           ---------------
AmeriServ Financial Bank...........................      100%       Commonwealth of Pennsylvania
  Main and Franklin Streets
  P.O. Box 520
  Johnstown, PA 15907
AmeriServ Life Insurance Company...................      100%       State of Arizona
  101 N. First Avenue #2460
  Phoenix, AZ 85003
AmeriServ Trust and Financial Services Company.....      100%       Commonwealth of Pennsylvania
  Main and Franklin Streets
  P.O. Box 520
  Johnstown, PA 15907
AmeriServ Associates, Inc. ........................      100%       Commonwealth of Pennsylvania
  120 Regent Court, Suite 102
  State College, PA 16801

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AmeriServ Financial, Inc.
                                         (Registrant)

                                         By: /s/  ORLANDO B. HANSELMAN
                                           -------------------------------------
                                                   Orlando B. Hanselman
                                                    Chairman, President
                                                and Chief Executive Officer

Date: February 22, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2002:

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

           /s/ JAMES M. EDWARDS, SR.              Director
------------------------------------------------
             James M. Edwards, Sr.

               /s/ KIM W. KUNKLE                  Director
------------------------------------------------
                 Kim W. Kunkle

            /s/ MARGARET A. O'MALLEY              Director
------------------------------------------------
              Margaret A. O'Malley

          /s/ REV. CHRISTIAN R. ORAVEC            Director
------------------------------------------------
            Rev. Christian R. Oravec

                                                  Director
------------------------------------------------
              Mark E. Pasquerilla

           /s/ HOWARD M. PICKING, III             Director
------------------------------------------------
             Howard M. Picking, III

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

                            AMERISERV FINANCIAL BANK

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

 * Windber Office
   1501 Somerset Avenue
   Windber, PA 15963-1745

   Central City Office
   104 Sunshine Avenue
   Central City, PA 15926-1129

+* Somerset Office
   108 W. Main Street
   Somerset, PA 15501-2035

 * Derry Office
   112 South Chestnut Street
   Derry, PA 15627-1938

+* South Atherton Office
   734 South Atherton Street
   State College, PA 16801-4628

 * Harrisburg Office
   231 State Street
   Harrisburg, PA 17101-1110

 * Pittsburgh Office
   60 Boulevard of the Allies
   Suite 100
   Pittsburgh, PA 15222-1241

 * AmeriServ Leasing
   Williamsburg Place Office Building
   244 Center Road, Suite 304-201
   Monroeville, PA 15146-1710

 * Greensburg Branch Office
   Oakley Park II, Route 30 East
   Greensburg, PA 15601-9560

* = 24-Hour ATM Banking Available
+ = Seven Day a Week Banking Available

                                   REMOTE ATM

                               BANKING LOCATIONS

Main Office, Main & Franklin
  Streets, Johnstown
Lee Hospital, Main Street,
  Johnstown
The Galleria, Johnstown
Johnstown Cambria County
  Airport
6-2-Go Shop, Nanty Glo
Gogas Service Station, Cairnbrook

                               AMERISERV MORTGAGE

                               COMPANY LOCATIONS

Greensburg Office
Oakley Park II, Route 30 East
Greensburg, PA 15601-9560

Mt. Nittany Mortgage Company
2300 South Atherton Street
State College, PA 16801-7613

Altoona Office
87 Logan Boulevard
Altoona, PA 16602-3123

                            SHAREHOLDER INFORMATION

                               SECURITIES MARKETS

     AmeriServ Financial, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of "ASRV." The listed market makers for the stock are:

Herzog, Heine, Geduld, Inc.
525 Washington Boulevard
Jersey City, NJ 07310
Telephone: (212) 908-4156

Legg Mason Wood Walker, Inc.
969 Eisenhower Boulevard
Oak Ridge East
Johnstown, PA 15904
Telephone: (814) 266-7900

F. J. Morrissey & Co., Inc.
1700 Market Street
Suite 1420
Philadelphia, PA 19103-3913
Telephone: (215) 563-8500

Keefe Bruyette & Woods, Inc.
787 Seventh Avenue
4th Floor
New York, NY 10019
Telephone: (800) 966-1559

CIBC World Markets
425 Lexington Avenue
New York, NY 10017
Telephone: (212) 667-7000

Parker/Hunter, Inc.
416 Main Street
Johnstown, PA 15901
Telephone: (814) 535-8403

Sandler O'Neill & Partners, L.P.
919 Third Avenue
6th Floor
New York, NY 10022
Telephone: (800) 635-6860

Weeden & Co. L.P.
145 Mason Street
Greenwich, CT 06830
Telephone: (203) 861-7600

                               CORPORATE OFFICES

     The corporate offices of AmeriServ Financial, Inc. are located at 216 Franklin Street, Johnstown, PA 15901. Mailing address:

P.O. Box 430
Johnstown, PA 15907-0430
(814) 533-5300

                                     AGENTS

     The transfer agent and registrar for AmeriServ Financial, Inc.'s common stock is:

Fleet National Bank
c/o EquiServe
150 Royall Street
Canton, MA 02021
Investor Relations Number: 1-800-730-4001
Internet Address: http://www.EquiServe.com

                                SHAREHOLDER DATA

     As of January 31, 2001, there were 5,013 shareholders of common stock and 13,681,441 shares outstanding. Of the total shares outstanding, approximately 808,116 or 6% are held by insiders (directors and executive officers) while approximately 3,672,245 or 27% are held by institutional investors (mutual funds, employee benefit plans, etc.).

                             DIVIDEND REINVESTMENT

     Shareholders seeking information about AmeriServ Financial, Inc.'s dividend reinvestment plan should contact Betty L. Jakell, Executive Office, at (814) 533-5158

                                  INFORMATION

     Analysts, investors, shareholders, and others seeking financial data about AmeriServ Financial, Inc. or any of its subsidiaries' annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports -- are asked to contact Jeffrey A. Stopko, Senior Vice President & Chief Financial Officer at
(814) 533-5310 or by e-mail at JStopko@AMERISERVFINANCIAL.com.