Form 10-K/A
period 2001-12-31
AMERISERV FINANCIAL INC /PA/
filed 2002-04-01
CIK 707605

Exhibit 99

April 1, 2002

Management’s Representation Regarding Andersen’s Quality Control

Securities and Exchange Commission

Washington, DC

Arthur Andersen LLP has represented to AmeriServ Financial, Inc. that its audit was subject to Andersen’s quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards and that there was appropriate continuity of Andersen personnel working on the audit and availability of national office consultation.  Availability of personnel at foreign affiliates of Andersen is not relevant to this audit.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President & CFO

AmeriServ Financial, Inc.