Form 10-Q
period 2002-03-31
AMERISERV FINANCIAL INC /PA/
filed 2002-05-09
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                         March 31, 2002

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

      Outstanding at May 1, 2002

Common Stock, par value $2.50

              13,744,989

per share

#

AmeriServ Financial, Inc.

AMERISERV, INC. SERVICE AREA

MN
WI
MI
NY
PA
NJ
DE
MD
DC
CA
IL
IN
OH
WV
VA
KY
AZ
AR
SC
MS
AL
GA
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
AZ and PA

Pennsylvania counties served by AmeriServ Financial, Inc. affiliates

Key
■ AmeriServ Financial Offices
★ AmeriServ Financial Loan Store
● AmeriServ Associates, Inc.
▲ Red Eagle Associates
▮ AmeriServ Mortgage Company
✪ AmeriServ Trust & Financial Services Company
▼ AmeriServ Financial Union Specialty Office
◆ Mt. Nittany Mortgage
CENTRE
State College
ALLEGHENY
Pittsburgh
Greensburg
WESTMORELAND
CAMBRIA
Altoona
BLAIR
DAUPHIN
Johnstown
four offices
Harrisburg
SOMERSET

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEET

(In thousands)

	March 31,	December 31,	March 31,
	_ 2002_	2001	2001
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$ 20,411	$ 28,461	$ 21,516
Interest bearing deposits with banks	250	660	733
Investment securities:
Available for sale	532,349	498,626	624,226
Loans held for sale	2,539	6,180	2,934
Loans	591,791	600,920	579,635
Less: Unearned income	6,706	7,619	7,022
Allowance for loan losses	6,286	5,830	6,023
Net loans	578,799	587,471	566,590
Premises and equipment	13,363	13,466	13,200
Accrued income receivable	6,969	6,667	8,667
Mortgage servicing rights	8,315	7,828	9,117
Goodwill and core deposit intangibles	16,968	17,326	19,375
Bank owned life insurance	27,372	27,289	26,355
Other assets	6,429	4,885	5,098
TOTAL ASSETS	$ 1,213,764	$ 1,198,859	$ 1,297,811

LIABILITIES
Non-interest bearing deposits	$ 97,584	$ 94,891	$ 80,482
Interest bearing deposits	582,851	581,455	577,462
Total deposits	680,435	676,346	657,944
Federal funds purchased and securities sold under
agreements to repurchase	3,175	6,667	229
Other short-term borrowings	36,366	6,187	61,003
Advances from Federal Home Loan Bank	364,804	377,311	442,134
Guaranteed junior subordinated deferrable interest debentures	34,500	34,500	34,500
Long-term debt	-	-	1,176
Total borrowed funds	438,845	424,665	539,042

Other liabilities	16,433	18,358	20,614
TOTAL LIABILITIES	1,135,713	1,119,369	1,217,600

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 17,956,248 shares issued and 13,709,329 outstanding on March 31, 2002; 17,733,330 shares issued and 13,642,411 outstanding on December 31, 2001; 17,593,612 shares issued and 13,502,693 outstanding on March 31, 2001	44,891	44,333	43,984
Treasury stock at cost, 4,090,919 shares on March 31, 2002, December 31, 2001, and March 31, 2001	(65,824)	(65,824)	(65,824)
Surplus	66,838	66,423	66,105
Retained earnings	34,722	35,329	37,719
Unearned compensation	(608)	-	-
Accumulated other comprehensive income (loss)	(1,968)	(771)	(1,773)
TOTAL STOCKHOLDERS' EQUITY	78,051	79,490	80,211
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,213,764	$ 1,198,859	$ 1,297,811

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF INCOME

                             (In thousands, except per share data)

    Unaudited

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2002	2001
INTEREST INCOME
Interest and fees on loans and loans held for sale:
Taxable	$ 10,198	$ 11,288
Tax exempt	364	411
Deposits with banks	83	113
Federal funds sold	7	7
Investment securities:
Available for sale	6,608	9,355
Total Interest Income	17,260	21,174

INTEREST EXPENSE
Deposits	4,288	5,970
Federal funds purchased and securities sold under agreements to repurchase	16	51
Other short-term borrowings	74	548
Advances from Federal Home Loan Bank	5,559	6,740
Guaranteed junior subordinated deferrable interest debentures	740	740
Long-term debt	-	10
Total Interest Expense	10,677	14,059

NET INTEREST INCOME	6,583	7,115
Provision for loan losses	540	315

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,043	6,800

NON-INTEREST INCOME
Trust fees	1,279	1,247
Net realized gains on investment securities	637	381
Net realized gains on loans held for sale	124	176
Service charges on deposit accounts	674	465
Net mortgage servicing fees	92	121
Bank owned life insurance	554	313
Other income	1,288	1,627
Total Non-Interest Income	4,648	4,330

NON-INTEREST EXPENSE
Salaries and employee benefits	5,145	4,847
Net occupancy expense	739	751
Equipment expense	783	812
Professional fees	750	683
Supplies, postage and freight	378	398
Miscellaneous taxes and insurance	415	336
FDIC deposit insurance expense	29	31
Amortization of goodwill and core deposit intangibles	358	683
Impairment (credit) charge for mortgage servicing rights	(123)	367
Wholesale mortgage production exit costs	(26)	-
Other expense	1,487	1,352
Total Non-Interest Expense	$ 9,935	$ 10,260

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

 Unaudited

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2002	2001

INCOME BEFORE INCOME TAXES	$ 756	$ 870
Provision for income taxes	130	174

NET INCOME	$ 626	$ 696

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.05	$ 0.05
Average shares outstanding	13,689,478	13,495,422
Diluted:
Net income	$ 0.05	$ 0.05
Average shares outstanding	13,712,382	13,497,986
Cash dividends declared	$ 0.09	$ 0.09

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

Unaudited

	March 31, 2002	March 31, 2001

PREFERRED STOCK

Balance at beginning of period	$ -	$ -
Balance at end of period	-	-

COMMON STOCK

Balance at beginning of period	44,333	43,857
Stock options exercised / new shares issued	558	127
Balance at end of period	44,891	43,984

TREASURY STOCK

Balance at beginning of period	(65,824)	(65,824)
Treasury stock, at cost	-	-
Balance at end of period	(65,824)	(65,824)

CAPITAL SURPLUS

Balance at beginning of period	66,423	66,016
Stock options exercised / new shares issued	415	89
Balance at end of period	66,838	66,105

RETAINED EARNINGS

Balance at beginning of period	35,329	38,238
Net income	626	696
Cash dividends declared	(1,233)	(1,215)
Balance at end of period	34,722	37,719

UNEARNED COMPENSATION

Balance at beginning of period	-	-
Supplemental executive retirement plan	(608)	-
Balance at end of period	(608)	-

ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

Balance at beginning of period	(771)	(3,880)
Cumulative effect of change in accounting principle, net of tax	-	(1,014)
Other comprehensive income (loss), net of tax	(1,197)	3,121
Balance at end of period	(1,968)	(1,773)

TOTAL STOCKHOLDERS' EQUITY	$ 78,051	$ 80,211

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001
OPERATING ACTIVITIES
Net income	$ 626	$ 696
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	540	315
Depreciation and amortization expense	500	457
Amortization expense of goodwill and core deposit intangibles	358	683
Amortization expense of mortgage servicing rights	430	371
Impairment (credit) charge for mortgage servicing rights	(123)	367
Net amortization of investment securities	725	304
Net realized gains on investment securities	(637)	(381)
Net realized gains on loans and loans held for sale	(124)	(176)
Origination of mortgage loans held for sale	(8,507)	(11,875)
Sales of mortgage loans held for sale	12,148	20,161
Increase in accrued income receivable	(302)	(74)
Decrease in accrued expense payable	(1,081)	(782)
Net cash provided by operating activities	4,553	10,066

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(186,742)	(171,607)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	42,625	31,633
Proceeds from sales of investment securities and
other short-term investments – available for sale	107,774	72,240
Long-term loans originated	(46,348)	(30,576)
Loans held for sale	(2,539)	(2,934)
Principal collected on long-term loans	76,876	46,232
Loans purchased or participated	(20,985)	(6,550)
Loans sold or participated	103	-
Net decrease in other short-term loans	1,149	214
Purchases of premises and equipment	(397)	(501)
Sale/retirement of premises and equipment	-	374
Net (increase) decrease in mortgage servicing rights	(794)	56
Net increase in other assets	(292)	(3,799)
Net cash (used) provided by investing activities	(29,570)	(65,218)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	77,918	46,075
Payments for maturing certificates of deposit	(77,418)	(44,855)
Net increase (decrease) in demand and savings deposits	3,589	(2,340)
Net increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	26,687	10,147
Net principal (repayments) borrowings of advances from
Federal Home Loan Bank	(12,507)	28,783
Repayments of long-term debt	-	(468)
Common stock cash dividends paid	(1,233)	(1,215)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(729)	(729)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	365	216
Net (decrease) increase in other liabilities	(115)	5,915
Net cash provided by financing activities	16,557	41,529

NET DECREASE IN CASH EQUIVALENTS	(8,460)	(13,623)
CASH EQUIVALENTS AT JANUARY 1	29,121	35,872
CASH EQUIVALENTS AT MARCH 31	$ 20,661	$ 22,249

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

On April 24, 2001, USBANCORP, Inc. announced that it has changed its name effective May 7, 2001, to AmeriServ Financial, Inc. The consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), AmeriServ Associates, Inc., (AmeriServ Associates) and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 24 locations in Pennsylvania.  The Trust Company offers a complete range of trust and financial services and has $1.2 billion in assets under management.  The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.  In the fourth quarter of 2001, Standard Mortgage Corporation of Georgia (SMC) was sold by the Company to the Bank.  SMC is a mortgage banking company whose business includes the servicing of mortgage loans.  AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, and marketing. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

2.   Basis of Preparation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included.  They are not, however, necessarily indicative of the results of consolidated operations for a full-year.

With respect to the unaudited consolidated financial information of the Company for the three month periods ended March 31, 2002, and 2001, Arthur Andersen LLP, independent public accountants, conducted reviews (based upon procedures established by the American Institute of Certified Public Accountants) and not audits, as set forth in their separate review report dated April 12, 2002, appearing herein.  This report does not express an opinion on the interim unaudited consolidated financial information.  Arthur Andersen LLP has not carried out any significant or additional audit tests beyond those that would have been necessary if its report had not been included. The December 31, 2001, numbers are derived from audited financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and dilutive common stock equivalent shares. Treasury shares are treated as retired for earnings per share purposes.  Options to purchase 474,482 and 503,936 shares of common stock were outstanding during the first quarters of 2002 and 2001, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

4.   Comprehensive Income

For the Company, comprehensive income primarily includes net income and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cashflow hedges.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

                               Three Months Ended

    March 31,

	2002	2001
Net income	$ 626	$ 696

Other comprehensive income, before tax:

Gains (losses) on cashflow hedges arising during period	955	(1,382)
Minimum pension liability adjustment	(173)	-
Unrealized holding gains (losses) arising during period	(1,959)	6,564
Less: reclassification adjustment for gains
included in net income	637	381
Other comprehensive income (loss), before tax:	(1,814)	4,801
Income tax expense (benefit) related to items
of other comprehensive income	(617)	1,680
Other comprehensive income (loss), net of tax:	(1,197)	3,121
Cumulative effect of change in accounting principle, net of tax	-	(1,014)

Comprehensive income (loss)	$ (571)	$ 2,803

5.   Consolidated Statement of Cash Flows

On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  For the Parent Company, cash equivalents also include short-term investments.  The Company made $573,000 in income tax payments in the first three months of 2002 as compared to $5,000 for the first three months of 2001.  Total interest expense paid amounted to $11,758,000 in 2002's first three months compared to $14,841,000 in the same 2001 period.

6.   Investment Securities

Securities classified as available for sale include securities  which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements).  These available for sale securities are reported at fair value with unrealized aggregate appreciation/(depreciation) excluded from income and credited/(charged) to accumulated other comprehensive income within stockholders' equity on a net of tax basis. The mark-to-market of the available for sale portfolio does inject more volatility in the book value of equity, but has no impact on regulatory capital.  Realized gain or loss on securities sold is computed upon the adjusted cost of the specific securities sold.

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale:

March 31, 2002

		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 11,578	$ 6	$ (33)	$ 11,551
U.S. Agency	5,617	6	(154)	5,469
State and municipal	220	-	-	220
U.S. Agency mortgage-backed
Securities	470,538	1,286	(3,219)	468,605
Other securities·	46,883	-	(379)	46,504
Total	$ 534,836	$ 1,298	$ (3,785)	$ 532,349

·Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At March 31, 2002, 94.9% of the portfolio was rated "AAA" compared to 96.5% at March 31, 2001. Approximately  4.5% of the portfolio was rated below "A" or unrated on March 31, 2002.

7.

Loans Held for Sale

At March 31, 2002, $2,539,000 of newly originated fixed-rate residential mortgage loans were classified as "held for sale."  It is management's intent to sell these residential mortgage loans during the next several months.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31,	December 31,	March 31,
	2002	2001	2001
Commercial	$ 115,560	$ 123,523	$ 123,170
Commercial loans secured
by real estate	208,695	209,483	179,481
Real estate – mortgage	233,087	231,728	241,318
Consumer	34,449	36,186	35,666
Loans	591,791	600,920	579,635
Less: Unearned income	6,706	7,619	7,022
Loans, net of unearned income	$ 585,085	$ 593,301	$ 572,613

Real estate-construction loans comprised 6.7% of total loans net of unearned income at March 31, 2002.  The Company has no direct credit exposure to foreign countries.  Additionally, the Company has no significant industry lending concentrations.

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

·

a detailed review of all criticized and impaired loans to determine if any specific reserve allocations are required on an individual loan basis.  The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

·

the application of formula driven reserve allocations for all commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio.  The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.

·

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

·

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

·

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

Three Months Ended	Year Ended
	March 31,	March 31,	December 31,
	2002	2001	2001
Balance at beginning of period	$ 5,830	$ 5,936	$ 5,936
Charge-offs:
Commercial	386	20	1,147
Real estate-mortgage	99	146	220
Consumer	58	136	453
Total charge-offs	543	302	1,820
Recoveries:
Commercial	415	7	133
Real estate-mortgage	19	18	65
Consumer	25	49	166
Total recoveries	459	74	364

Net charge-offs	84	228	1,456
Provision for loan losses	540	315	1,350
Balance at end of period	$ 6,286	$ 6,023	$ 5,830

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.06%	0.16%	0.26%
Annualized provision for loan losses	0.37	0.22	0.24
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.07	1.05	0.97
Total classified loans	$21,800	$10,745	$13,758

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 28 and 30, respectively.)

10.

Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon:  1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $11,540,000 and $3,100,000 being specifically identified as impaired and a corresponding reserve allocation of $1,404,000 and $700,000 at March 31, 2002, and March 31, 2001, respectively.  The average outstanding balance for loans being specifically identified as impaired was $11,717,000 for the first three months of 2002 compared to $3,133,000 for the first three months of 2001.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired  loans during the first three months of 2002 was $106,000, and there was no income recognized in the first three months of 2001.

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

		March 31, 2002		December 31, 2001		March 31, 2001
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category		Category		Category
	Amount	to Loans	Amount	to Loans	Amount	to Loans
Commercial	$ 2,739	19.7%	$ 1,706	20.6%	$ 2,068	21.4%
Commercial
loans secured
By real estate	2,293	35.5	2,874	34.9	1,227	31.2
Real estate -
mortgage	368	40.1	403	39.7	351	42.4
Consumer	606	4.7	596	4.8	519	5.0
Allocation to
general risk	280	-	251	-	1,858	-
Total	$ 6,286	100.0%	$ 5,830	100.0%	$ 6,023	100.0%

Even though residential real estate-mortgage loans comprise approximately 40% of the Company's total loan portfolio, only $368,000 or 5.9% of the total allowance for loan losses is allocated against this loan category.  The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.  The Company has strengthened its allocations to the commercial and commercial real-estate components of the loan portfolio during 2002 and 2001.  Factors considered by the Company that led to increased qualitative allocations to the commercial segments of the portfolio included:  the slowing of the national and regional economies, the increase in concentration risk among our 25 largest borrowers compared to total loans and the overall growth in the average size associated with these credits.

At March 31, 2002, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.  The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur.  (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 9.)

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2002	2001	2001

Non-accrual loans	$ 8,211	$ 9,303	$ 4,638
Loans past due 90
days or more	170	208	3
Other real estate owned	724	533	517
Total non-performing assets	$ 9,105	$ 10,044	$ 5,158
Total non-performing
assets as a percent
of loans and loans
held for sale, net
of unearned income,
and other real estate owned	1.55%	1.67%	0.90%

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

Three Months Ended
March 31,
	2002	2001
Interest income due in accordance
with original terms	$144	$ 94
Interest income recorded	1	-
Net reduction in interest income	$143	$ 94

12.  Derivative Hedging Instruments

     Policies

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". At March 31, 2002 and 2001, the Company had interest rate swap agreements that effectively convert a notional amount of $80 million and $180 million, respectively, from floating-rates to fixed-rates. The agreement outstanding at March 31, 2002 matures in April 2002.  The Company would have paid $276,000 to settle its interest rate swap agreements at March 31, 2002.  At March 31, 2002, the Company had recorded other liabilities of $276,000 and a decrease in other comprehensive income of $179,000, net of tax, as a result of this standard. The fair value of these contracts is recorded in the Company's balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax.

    Borrowed Funds Hedges

The Company has entered into interest rate swaps to hedge short-term borrowings used to leverage the balance sheet.  Specifically, FHLB advances which reprice between 30 days and 90 days are being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to five years.   Under these swap agreements, the Company pays a fixed-rate of interest and receives a floating-rate which resets either monthly or quarterly.  These interest rate swaps qualify as cashflow hedges for the Company. The following table summarizes the interest rate transactions, which impacted the Company’s first quarter of 2002 performance:

			Fixed	Floating		Increase
Notional	Start	Termination	Rate	Rate	Repricing	in Interest
Amount	Date	Date	Paid	Received	Frequency	Expense
$ 80,000,000	4-13-00	4-15-02	6.93%	1.92%	Quarterly	$ 1,001,000

The Company believes that its exposure to credit loss in the event of non-performance by the counterparty in the interest rate swap agreement is remote.  The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy.  This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate caps outstanding at March 31, 2002.  The Company had no interest rate floors outstanding at March 31, 2002, or March 31, 2001.

13.   Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets under which goodwill and other intangible assets with indefinite lives are not amortized.  Such intangibles will be evaluated for impairment as of January 1, 2002 (any such impairment at the date of adoption will be reflected as a change in accounting).  In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense.   The Company’s only intangible, other than goodwill, is its core deposit intangible, which the Company currently believes has a finite life.  The Company is currently in the process of evaluating whether impairment exists with respect to its goodwill. The first stage of this evaluation will be completed as of the end of the second quarter of  2002.

As of March 31, 2002, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $10.4 million.   The weighted average amortization period of the Company’s core deposit intangibles at March 31, 2002, is 6.25 years.  Amortization expense for the three months ended March 31, 2002 totaled $358,000.  Estimated amortization expense for the remainder of 2002 and the next five years is summarized as follows (in thousands):

Remaining 2002	$ 1,074
2003	1,432
2004	1,007
2005	865
2006	865
2007 and after	1,982

The following table reports pro forma information as if SFAS 142 had been adopted for all periods presented (in thousands, except per share data):

Three Months Ended
		March 31,
	2002		2001
Reported net income	$626		$696
Goodwill amortization	-		325
Adjusted net income	626		1,021

Basic earnings per share	0.05		0.05
Goodwill amortization	-		0.03
Adjusted basic earnings per share	0.05		0.08

Diluted earnings per share	0.05		0.05
Goodwill amortization	-		0.03
Adjusted diluted earnings per share	0.05		0.08

14.  Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at March 31, 2002, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 32,411	1.88%

Advances and	2002	90,000	2.24
wholesale repurchase	2003	48,750	4.62
agreements	2004	-	-
	2005	15,000	6.74
	2006 and after	211,054	5.98

Total advances and		364,804	4.91
wholesale repurchase
Agreements

Total FHLB borrowings		$ 397,215	4.66%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes that as of March 31, 2002, the Company met all capital adequacy requirements to which it is subject.

As of March 31, 2002, and 2001, as well as, December 31, 2001, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since notification that management believes have changed the Company's classification category.

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 103,005	15.80%	$ 52,170	8.00%	$ 65,212	10.00%
Bank	91,831	14.18	51,818	8.00	64,773	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	88,612	13.59	26,085	4.00	39,127	6.00
Bank	85,545	13.21	25,909	4.00	38,864	6.00
Tier 1 Capital (to Average Assets)
Consolidated	88,612	7.49	47,320	4.00	59,151	5.00
Bank	85,545	7.31	46,822	4.00	58,527	5.00

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

Retail banking includes the deposit-gathering branch franchise along with lending to both individuals and small businesses.  Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans.   Commercial lending to businesses includes commercial loans, commercial real-estate loans, and commercial leasing (excluding certain small business lending through the branch network). Mortgage banking includes the servicing of mortgage loans. (the Company completed its exit from the wholesale mortgage production business in 2001.) The trust segment has three primary business divisions, institutional trust, personal trust, and financial services. Institutional trust products and services include 401(k) plans, defined benefit and defined contribution employee benefit plans, individual retirement accounts, and collective investment funds for trade union pension funds.  Personal trust products and services include personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts.  Financial services include the sale of mutual funds, annuities, and insurance products.  Other fee based businesses include AmeriServ Associates, AmeriServ Life, and several other smaller fee generating business lines such as a debt collection agency.  The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management.

The contribution of the major business segments to the consolidated results for the first three months of 2002 and 2001 were as follows (in thousands, except ratios):

March 31, 2002	Net income	Risk adjusted return on equity	Total assets
Retail banking	$ 1,343	18.9%	$ 381,029
Commercial lending	300	7.0	277,815
Mortgage banking	(105)	(9.9)	17,337
Trust	327	36.3	2,173
Other fee based	47	9.9	3,061
Investment/Parent	(1,286)	(21.4)	532,349
Total	$ 626	3.2%	$1,213,764

March 31, 2001	Net income	Risk adjusted return on equity	Total assets
Retail banking	$ 981	18.7%	$ 388,787
Commercial lending	462	12.1	260,242
Mortgage banking	(561)	(36.0)	19,727
Trust	270	35.8	1,781
Other fee based	77	17.3	3,048
Investment/Parent	(533)	(7.1)	624,226
Total	$ 696	3.6%	$1,297,811

#

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS

("M.D.& A.")

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios). Cash performance results for 2002 exclude amortization related to core deposit intangibles net of applicable income tax effects. Cash performance results for 2001 exclude amortization related to both goodwill and core deposit intangibles net of applicable income tax effects.

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001
Net income	$ 626	$ 696
Diluted earnings per share	0.05	0.05
Return on average equity	3.16%	3.60%
Cash Performance Data:
Cash earnings	$ 922	$ 1,307
Cash earnings per diluted share	0.07	0.10
Return on average equity	4.67%	6.78%

The Company’s net income for the first quarter of 2002 totaled $626,000 or $0.05 per diluted share.  This performance was comparable to the net income of $696,000 or $0.05 per diluted share reported in the first quarter of 2001.  On a cash basis, earnings declined to $922,000 or $0.07 per diluted share in the first quarter of 2002.

The Company’s first quarter 2002 net income was positively impacted by higher non-interest income and reduced non-interest expense.  Specifically, non-interest income increased by $318,000 or 7.3% while non-interest expense declined by $325,000 or 3.2% from the first quarter of 2001.  These favorable items were offset by reduced net interest income and a higher provision for loan losses.  The Company’s net interest income in the first quarter of 2002 declined by $532,000 from the prior year first quarter due to a combination of a lower net interest margin and a reduced level of earning assets.  The first quarter 2002 loan loss provision was $225,000 higher than the 2001 first quarter provision and is reflective of the more difficult economic environment in 2002.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.  The following table compares the Company's net interest income performance for the first quarter of 2002 to the first quarter of 2001 (in thousands, except percentages):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	$ Change	% Change
Interest income	$ 17,260	$ 21,174	(3,914)	(18.5)
Interest expense	10,677	14,059	(3,382)	(24.1)
Net interest income	6,583	7,115	(532)	(7.5)
Tax-equivalent adjustment	15	269	(254)	(94.4)
Net tax-equivalent interest income	$ 6,598	$ 7,384	(786)	(10.6)

Net interest margin	2.35%	2.48%	(0.13)	N/M

N/M - not meaningful

The Company’s net interest income on a tax-equivalent basis decreased by $786,000 or 10.6% from the 2001 first quarter due to a combination of a reduced net interest margin and a lower level of earning assets. A 13 basis point reduction in the net interest margin was caused by reduced earning asset yields resulting from accelerated mortgage related asset prepayments particularly in the first two months of the quarter.  The Company did experience a noticeable slowing of prepayments during the month of March. This is projected to continue into the second quarter due to the recent increases in mortgage rates, resulting in reduced refinancing activity.  The decline in the level of earning assets was due to a $91 million reduction in the investment securities portfolio.  This decline resulted from the Company’s decision to delever its balance sheet in the fourth quarter of 2001.  As a result of this action, the Company’s level of Federal Home Loan Bank advances and short-term borrowings to total assets averaged 32.5% in the first quarter of 2002 compared to 37.7% in the first quarter of 2001.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first quarter of 2002 decreased by $4.2 million or 19.4% when compared to the same 2001 quarter. This decrease was due to a $67 million decline in the volume of earning assets and a 106 basis point drop in the earning asset yield.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 113 basis points to 5.31% while the yield on the total loan portfolio decreased by 111 basis points to 7.15%. Both of these declines reflect the lower interest rate environment in place in 2002 as the Federal Reserve reduced the federal funds rate by an unprecedented 475 basis points during 2001 in an effort to stimulate economic growth.  These significant rate reductions have caused accelerated asset prepayments as borrowers have elected to refinance their higher fixed rate loans into lower cost borrowings.

The $67 million decline in the volume of earning assets was due to a $91 million reduction in investment securities.  The Company took advantage of the lower interest rate environment to reposition and profitably reduce the size of its investment securities portfolio during the fourth quarter of 2001 and into the first quarter of 2002.  This decline in investment securities was partially offset by a $16 million or 2.8% increase in total loans outstanding.  The loan growth occurred primarily in commercial real-estate loans and reflects continued successful new business generation in the State College market.

The Company's total interest expense for the first quarter of 2002 decreased by $3.4 million or 24.1% when compared to the same 2001 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities (specifically borrowed funds) and a reduced cost of funds. Total average borrowed funds were $88 million or 17.2% lower in the first quarter of 2002 as fewer borrowings were needed to fund a smaller earning asset base.

The total cost of funds declined by 94 basis points to 4.30% and was driven down by a reduced cost of deposits.  Specifically, the cost of interest bearing deposits decreased by 123 basis points to 2.99% due to a lower cost for money market deposits and certificates of deposit.  The lower deposit costs did not have any negative impact on the Company’s deposit generation strategies as total average deposits were $24 million or 3.7% higher in the first quarter of 2002 as compared to the first quarter of 2001. This strong growth in deposits occurred after considering the third quarter 2001 strategic sale of approximately $15 million of deposits associated with the Company’s Coalport Branch.  Factors contributing to the overall gross $39 million deposit growth included: $12 million of deposits from the Company’s two new union niche offices, $6 million from the full service community office opened in State College, the acquisition of $8 million of escrow deposits from our mortgage banking operation, and increased market share within the Company’s core Cambria County market.  A series of strategically focused advertising campaigns to capture business from the Company’s largest Cambria County competitor, who was recently acquired by an out-of-state headquartered bank holding company, has been instrumental in moving deposit market share.  The most recent example of such a program resulted in the addition of 1,067 new customers and approximately $1.4 million in new deposits in the first quarter of 2002.  These new deposits reflect the success of an intensive seven-week marketing campaign in which the Company partnered with Seven Springs, a local resort, to offer a free weekend stay for opening a new AmeriServ Financial checking account.

The Company’s cost of FHLB advances and other short-term borrowings averaged 5.87% in the first quarter of 2002 compared to 6.24% in the first quarter of 2001.   The more modest 37 basis point decrease in borrowing cost during a period of sharply declining interest rates reflects strategies previously executed by the Company to hedge and fix its borrowings cost. Fixed rate swaps, which had protected the Company during the rising interest rate environment in the year 2000, kept the cost of borrowings from reducing proportionately during 2001 and the first quarter of 2002.  Looking into the second quarter of 2002, the Company expects to get significant cost of funds relief beginning in April when an $80 million interest rate swap that has fixed the cost of certain borrowings at 6.92% will mature.  Assuming a   minimum 300 basis point reduction in cost due to the expiration of this interest rate swap, the Company will realize a $2.4 million interest expense reduction over a twelve-month period.  This interest rate swap maturity should cause net interest margin expansion beginning in the second quarter of 2002.

It is recognized that interest rate risk does exist from the Company's use of borrowed funds to purchase investment securities to leverage the balance sheet.  The maximum amount of leveraging the Company can execute is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources), to limit net interest income variability to +\-7.5% and net income variability to +\-20% over a twelve month period(see further discussion under Interest Rate Sensitivity), and to limit total FHLB advances and short-term borrowings to no more than 40% of total assets. As a result of investment security sales executed during the fourth quarter of 2001, the Company’s ratio of FHLB advances and short-term borrowings to total assets averaged 32.5% in the first quarter of 2002 compared to 37.7% in the first quarter of 2001.  The total revenue contribution from leverage assets (including investment security gains and losses) amounted to $65,000 in the first quarter of 2002 compared to $506,000 for the first quarter of 2001.  Since its inception in 1995, the leverage program has produced total pre-tax revenue of $32.8 million.

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

#

Three Months Ended March 31 (In thousands, except percentages)

		2002			2001
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 584,426	$ 10,576	7.15%	$ 568,364	$ 11,851	8.26%
Deposits with banks	18,478	83	1.79	11,954	113	3.79
Federal funds sold	1,703	7	1.53	516	7	5.91
Total investment securities	497,841	6,609	5.31	588,867	9,472	6.44
Total interest earning assets/interest income	1,102,448	17,275	6.28	1,169,701	21,443	7.34
Non-interest earning assets:
Cash and due from banks	22,014			21,768
Premises and equipment	13,467			13,412
Other assets	68,534			66,681
Allowance for loan losses	(6,101)			(6,028)
TOTAL ASSETS	$1,200,362			$1,265,534

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 48,557	$ 60	0.50%	$ 46,564	$ 115	1.00%
Savings	94,916	350	1.50	91,433	341	1.51
Money markets	134,884	359	1.08	137,421	1,380	4.07
Other time	303,206	3,519	4.71	298,921	4,134	5.61
Total interest bearing deposits	581,563	4,288	2.99	574,339	5,970	4.22
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	21,244	90	1.72	51,188	599	4.68
Advances from Federal Home Loan Bank	368,966	5,559	6.11	425,732	6,740	6.42
Guaranteed junior subordinated deferrable interest debentures	34,500	740	8.58	34,500	740	8.58
Long-term debt	-	-	-	1,332	10	3.02
Total interest bearing liabilities/interest expense	1,006,273	10,677	4.30	1,087,091	14,059	5.24
Non-interest bearing liabilities:
Demand deposits	102,632			85,404
Other liabilities	11,062			14,645
Stockholders' equity	80,395			78,394
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,200,362			$1,265,534
Interest rate spread			1.98			2.11
Net interest income/ net interest margin		6,598	2.35%		7,384	2.48%
Tax-equivalent adjustment		(15)			(269)
Net Interest Income		$ 6,583			$ 7,115

…..PROVISION FOR LOAN LOSSES..... The Company built its loan loss reserve during the first quarter of 2002 as the loan loss provision totaled $540,000 or 0.37% of total loans compared to net charge-offs of $84,000 or 0.06% of total loans.  In the first quarter of 2001, the loan loss provision totaled $315,000 or 0.22% of total loans compared to net charge-offs of $228,000 or 0.16% of total loans. The first quarter 2002 provision was $225,000 higher than the 2001 first quarter provision and is reflective of the more difficult economic environment since September 2001.  This is evidenced by a higher national unemployment rate of 5.5% in March 2002 as compared to 4.3% in March 2001.  Net charge-offs were $144,000 lower in the first quarter of 2002 due to a significant $415,000 recovery that was collected on a 1998 charged-off commercial loan.  The strengthening of the allowance for loan losses that resulted from the higher provision and lower net charge-offs was consistent with the guidance provided by the Company in its 2001 Annual Report & Form 10K.  The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note 9 and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME..... Non-interest income for the first quarter of 2002 totaled $4.6 million, a $318,000 or 7.3% increase from the first quarter 2001 performance.  Factors contributing to the higher non-interest income in 2002 included:

·

a $256,000 increase in gains realized on the sale of mortgage-backed securities that were experiencing rapid prepayments.

·

a $209,000 or 45.0% increase in deposit service charges due to the fourth quarter 2001 implementation of a first in the market overdraft privilege program.

·

a $241,000 increase in revenue from bank owned life insurance due to the receipt of a death benefit for an employee insured under the program.

·

a $339,000 decrease in other income due to the Company’s receipt of a $300,000 payment for the legal rights to its former name in Western Pennsylvania in the first quarter of 2001.  This negative item was partially offset by a $164,000 increase in revenue from the financial services unit. The higher revenue contribution from the financial services unit resulted from increased fixed annuity sales.  Annuity sales volume in the first quarter 2002 amounted to $4.9 million compared to $6.1 million in all of 2001; the re-focused financial services unit, which was formed in October 1997, has now been profitable for two consecutive quarters.

Non-interest income as a percentage of total revenue averaged 41.4% in the first quarter of 2002 compared to 37.8% for the first quarter of 2001. To provide a longer term perspective for this comparison, the ratio of non-interest income to total revenue averaged 28.3% for the full year 1997.  The continued growth and diversification of non-interest income is a key post spin-off strategic goal of AmeriServ Financial.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first quarter of 2002 totaled $9.9 million which represented a $325,000 or 3.2% decrease from the first quarter 2001 performance.  Factors contributing to the decline in non-interest expense in 2002 included:

·

a $325,000 decrease in amortization expense on intangible assets due to the adoption of Statement of Financial Accounting Standards 142 which requires that goodwill no longer be amortized but reviewed annually for impairment.

·

as a result of the previously mentioned slow down in mortgage prepayment speeds in March 2002, the Company realized a favorable $123,000 partial reversal of mortgage servicing impairment charge due to improved value of its mortgage servicing rights.  The first quarter 2002 represents the first improvement in mortgage servicing rights value since the third quarter 2000.  In the first quarter of 2001, the Company recorded a $367,000 impairment charge on mortgage servicing rights.

·

a $298,000 increase in salaries and employee benefits due to increased incentive compensation and higher medical insurance premiums.

.....INCOME TAX EXPENSE..... The Company recognized an income tax expense of $130,000 or an effective tax rate of 17.2% in the first quarter of 2002.  The Company recognized a provision for income taxes of $174,000 or an effective tax rate of 20% in the first quarter of 2001.  The Company’s effective tax rate in the first quarter of 2002 was impacted by greater tax-free income from bank owned life insurance.

.....NET OVERHEAD BURDEN..... The Company's efficiency ratio (non-interest expense divided by total revenue) averaged 88.3% in the first quarter of 2002 compared to an 87.6% efficiency ratio reported for the first quarter of 2001.  The amortization of core deposit intangible assets creates a $1.4 million annual non-cash charge that negatively impacts the efficiency ratio. The efficiency ratio for the first quarter of 2002, stated on a cash basis excluding the intangible amortization, was 85.2% or approximately 3.0% lower than the reported efficiency ratio. The Company’s efficiency ratio was also negatively impacted by the Three Rivers Bank spin-off as all interest costs associated with the guaranteed junior subordinated deferrable interest debentures ($2.9 million annually) remained with the Company.

The Company expects its efficiency ratio to improve throughout the remainder of 2002.  This reflects the Company’s focus on pursuing optimal use of the infrastructure investments made in 2001.  The strategies to achieve growth and revenue targets will be executed in an efficient manner with cost control always a focal point.

….SEGMENT RESULTS…. Note 16 presents the results of the Company’s key business segments and identifies their net income contribution and risk-adjusted return on equity performance.  When comparing the first quarter 2002 to the first quarter 2001, the Trust  segment again produced the highest ROE averaging 36.3% in 2002 compared to 35.8% in 2001. Trust ‘s net income contribution increased to $327,000 in the first quarter 2002 due in part to continued success in developing union business.  Over the past 5 years, the annual trust gross revenue contribution from union business has grown from $305,000 or 7.6% of gross trust revenue in 1997 to $890,000 or 18.7% in 2001.  The net income contribution from retail banking increased to $1.3 million in the first quarter of 2002 due to increased net interest income and higher non-interest income resulting from the overdraft privilege product.  Commercial Lending ROE decreased from 12.1% to 7.0% due to a higher loan loss provision and increased level of non-performing assets.

The Company sharply improved performance in mortgage banking during the first quarter of 2002.  The net loss declined from $561,000 in the first quarter of 2001 to $105,000 in the first quarter of 2002.  This improvement reflects a moderate increase in the value of the mortgage servicing asset, exit from the wholesale mortgage production business, and the use of escrow related deposits at AmeriServ Financial Bank.  The ROE in the investment/parent segment declined to (21.4%) due to a $441,000 reduction in revenue earned on leveraged assets in the first quarter of 2002.  Also, the Parent Company benefited from a $300,000 payment for the legal rights to its former name in the first quarter of 2001.  The Three Rivers Bank spin-off also negatively impacted the investment/parent performance as all interest costs associated with the Company’s guaranteed junior subordinated deferrable interest debentures remained with AmeriServ Financial.

.....BALANCE SHEET..... The Company's total consolidated assets were $1.21 billion at March 31, 2002, compared with $1.30 billion at March 31, 2001, which represents a decrease of $84 million or 6.5%. This decline in assets occurred in the investment securities portfolio.  Total investment securities decreased by $92 million as the Company took advantage of the lower interest rate environment to reposition and reduce the size of its investment security portfolio during the fourth quarter of 2001. Loans and loans held for sale totaled $588 million at March 31, 2002, which represented an increase of $12 million or 2.1% from March 31, 2001. The loan growth occurred primarily in commercial real-estate loans and reflects continued successful new business generation in the State College market.

The Company’s deposits totaled $680 million at March 31, 2002, an increase of $22 million or 3.4% when compared to March 31, 2001.  The factors causing this solid deposit growth were previously discussed in the net interest income section of this MD&A.  As a result of a combination of deposit growth and deleverage of the investment securities portfolio, the Company’s total borrowed funds declined by $100 million or 18.6% between years.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

#

	March 31,	December 31,	March 31,
	2002	2001	2001
Total loan delinquency (past due
30 to 89 days)	$11,027	$11,905	$5,120
Total non-accrual loans	8,211	9,303	4,638
Total non-performing assets*	9,105	10,044	5,158
Loan delinquency, as a percentage
of total loans and loans held
for sale, net of unearned income	1.88%	1.99%	0.89%
Non-accrual loans, as a percentage
of total loans and loans held
for sale, net of unearned income	1.40	1.55	0.81
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	1.55	1.67	0.90

     *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

When analyzing the above table, each of the Company’s key asset quality metrics at March 31, 2002 demonstrated improvement when compared to December 31, 2001 but are higher than March 31, 2001.  The modest improvement since 2001 year-end reflects the success of the Company’s ongoing workout efforts.  The overall increase from March 31, 2001 reflects the weaker economic conditions over the past twelve months.

Of the Company’s total $9.1 million of non-performing assets at March 31, 2002, $5.7 million are commercial loan and leases with the remaining $3.4 million related to residential mortgage loans.  Minimal losses are expected from the residential mortgage portfolio, as historically residential mortgage losses for the Company have been less than 0.04%.

Two commercial loan and lease accounts total $5.2 million and represent 91% of the commercial non-performing balance at March 31, 2002.  The first account is to a local logging company with $2.3 million in loans outstanding. This borrower declared Chapter 11 bankruptcy in the third quarter of 2001 as a result of a significant decline in business due to the slowing national economy.  The borrower then closed the business and this was converted to a Chapter 7 liquidation in the first quarter of 2002.  The Company’s position is secured by the lumber mill and related equipment along with government guarantees on portions of the loan balance from both the Small Business Administration and a program administered by the U.S. Department of Agriculture.  Inventory and receivables also secure a portion of the loan balance.  Consequently, the Company believes its exposure to loss is limited due to the strong guarantee position.  The Company charged-off approximately $100,000 of the non-guaranteed portion in the first quarter of 2002 and has established an allocation of  $250,000 within the loan loss reserve for its remaining exposure on this credit.

The second large commercial non-performing account is a lease for $2.9 million to AG Industries(AGI).  AGI is a national company servicing contracts for hot metal companies such as National Steel, USX, and Weirton Steel.  AGI filed for Chapter 11 bankruptcy on December 18, 2001. The Company’s collateral is cranes and other steel servicing equipment located in five different AGI plants, four of which are operating at break-even or better.  The assets of AGI were sold to a new company at a bankruptcy auction in March 2002.  The Company has entered into a 60-day rental arrangement and is currently negotiating a purchase price for its equipment with a new buyer.  The Company elected to modestly increase to $841,000 at March 31, 2002, a specific allocation within the loan loss reserve which had been previously established for this credit.

At all dates presented, the Company had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

#

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2002	2001	2001
Allowance for loan losses	$ 6,286	$ 5,830	$ 6,023
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans
held for sale,
Net of unearned income	1.07%	0.97%	1.05%
total delinquent loans
(past due 30 to 89 days)	57.01	48.97	117.64
total non-accrual loans	76.56	62.67	129.86
total non-performing assets	69.04	58.04	116.77

Since December 31, 2001, the balance in the allowance for loan losses has increased to $6.3 million as the loan loss provision exceeded net charge-offs by $456,000 in the first quarter of 2002. The Company’s loan loss reserve coverage of total non-performing assets improved  to 69% during this same period due to a combination of a higher loan loss reserve balance and lower non-performing assets.  The loan loss reserve to total loans ratio also increased to 1.07% for that same period.  The Company currently expects to continue to increase its loan loss provision to further strengthen its allowance for loan losses as needed during the remainder of 2002.

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

The following table presents an analysis of the sensitivity inherent in the Company’s net interest income, net income and market value of portfolio equity.  For the net interest income and net income simulations, the interest rate scenarios in the table compare the Company’s base forecast or most likely rate scenario to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points.  The Company’s most likely rate scenario is based upon published economic consensus estimates.  Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s expected balance sheet composition that was developed under the most likely interest rate scenario for the simulations.  For market value of portfolio equity analysis, the Company’s uses its existing balance sheet composition under a flat interest rate scenario and compares that to immediate increases and decreases in interest rates of 200 basis points.

Interest Rate Scenario	Variability of Net Interest Income	Variability of Net Income	Change In Market Value of Portfolio Equity

200bp increase	(6.5)%	(9.4)%	(20.4)%
200bp decrease	3.1%	(8.4)%	(21.5)%

As indicated in the table, the maximum negative variability of AmeriServ Financial's net interest income was (6.5%) and net income was (9.4%) under an upward rate shock forecast reflecting a 200 basis point increase in interest rates.  The maximum negative variability of market value of portfolio equity occurred in a 200 basis point downward rate shock and reflects further impairment of mortgage servicing rights in a falling interest rate environment.  Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

.....LIQUIDITY...... Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $8 million from December 31, 2001, to March 31, 2002, due primarily to $30 million of cash used by investing activities.  This more than offset $17 million of cash provided by financing activities and $5 million of cash provided by operating activities.  Within investing activities, purchases of new investment securities exceeded cash proceeds from investment security maturities and sales by $36 million.  Cash advanced for new loan fundings and purchases totaled $67 million and was $10 million less than the cash received from loan principal payments and sales.  Within financing activities net short-term borrowings and Federal Home Loan Bank advances increased by $14 million and was used to fund the securities portfolio growth. The Company used $2 million of cash to pay common dividends to shareholders and service the dividend on the guaranteed junior subordinated deferrable interest debentures.  The Company has ample liquidity available to fund $188,522,000 of outstanding commitments if they were fully drawn upon.

.....CAPITAL RESOURCES..... As presented in Note 15, the Company continues to be considered well-capitalized as the asset leverage ratio was 7.49% and the Tier 1 capital ratio was 13.59% at March 31, 2002.  The Company currently targets an operating range of approximately 7.0%-7.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides a balance between regulatory capital requirements and shareholder value needs. Note that the impact of other comprehensive income(loss) is excluded from the regulatory capital ratios. At March 31, 2002, accumulated other comprehensive income(loss) amounted to ($2.0) million.  Additionally, the Company will generate approximately $1.4 million of tangible capital in 2002 due to the amortization of intangible assets.

AmeriServ Financial focuses on providing a better than peer common dividend as a key means to enhance shareholder value.  For the first quarter of 2002, the Company has paid out in dividends 128% of its reported cash earnings per share.  With a stable dividend and an expected increase in earnings through the remainder of 2002, the Company expects that its dividend payout ratio will approximate 80% of cash earnings for the full year 2002.  The Company currently does not envision resuming its treasury stock repurchase program in 2002.

The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, both the Company and its subsidiary bank are considered "well capitalized" under all applicable FDIC regulations.  It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium.

The Company has declared eight quarterly $0.09 Common Stock cash dividends per share since the April 1, 2000, spin-off of Three Rivers Bank.  On an annualized basis assuming a $5.00 market price, this equates to a 7.2% dividend yield.  The Company's Board of Directors believes that a better than peer common dividend is a key component of total shareholder return particularly for retail shareholders.  The Company intends to maintain its annual common stock cash dividend at the current $0.36 per share.

.....FORWARD LOOKING STATEMENT..... The Company focus in 2002 will be on optimizing the numerous strategic initiatives that began after the April 1, 2000, spin-off of Three Rivers Bank and continued throughout 2001.  These initiatives, while negatively impacting the Company’s recent short-term financial performance, were critical to position the new AmeriServ Financial with a strong foundation for longer-term profitable growth, geographic expansion, and revenue diversification.  Some of the important strategic accomplishments since April 1, 2000 have included: 1) the deliberate development of a unique union niche strategy to better leverage the Company’s position as one of only 13 unionized banks in the country, 2) a branch realignment which includes a greater retail presence in the demographically attractive State College market and the opening of union specialty branch offices, 3) the exit from the unprofitable wholesale mortgage production operation at Standard Mortgage Company, 4) numerous technological investments which included the introduction of new teller and platform automation systems which provide customer contact personnel with better data to more effectively serve customer needs and the development of a fully transactional internet banking web site, and 5) the required name change of the Company from USBANCORP to AmeriServ Financial which provides the Company with a name that better fits its strategic positioning as a quality focused full financial services provider and allows the Company to expand beyond its traditional west-central Pennsylvania market without violating federal trademark laws.

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

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

             3.1

Articles of Incorporation, Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

             3.2

Bylaws, Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.1

Services agreement between the Company and Three Rivers Bancorp(Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

           15.1

Letter re:  unaudited interim financial information

(a)

Reports on Form 8-K:  There were no reports filed on Form 8-K during the first quarter of 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.

Registrant

Date: May 9, 2002

 \s\Orlando B. Hanselman

Orlando B.  Hanselman

Chairman, President and

Chief Executive Officer

Date: May 9, 2002

\s\Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

April 12, 2002

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

Senior Vice President &

Chief Executive Officer

Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and

Board of Directors of

AmeriServ Financial, Inc.:

We have reviewed the accompanying consolidated balance sheets of AmeriServ Financial, Inc. (a Pennsylvania corporation) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three month periods then ended.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of AmeriServ Financial, Inc. as of December 31, 2001, and, in our report dated January 22, 2002, we expressed an unqualified opinion on that statement.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,

April 12, 2002

May 8, 2002

To the Stockholders and Board of Directors of

AmeriServ Financial, Inc.:

We are aware that AmeriServ Financial, Inc. has incorporated by reference in its Registration Statements on Form S-3 (Registration No. 33-56604); Form S-8 (Registration No. 33-53935); Form S-8 (Registration No. 33-55845); Form S-8 (Registration No. 33-55207); and Form S-8 (Registration No. 33-55211) its Form 10-Q for the quarter ended March 31, 2002, which includes our report dated April 12, 2002, covering the unaudited interim financial information contained therein.  Pursuant to Regulation C of the Securities Act of 1933 (the Act), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.  It should be noted that we have not performed any procedures subsequent to April 12, 2002.

Very truly yours,

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP