Form 10-Q
period 2002-06-30
AMERISERV FINANCIAL INC /PA/
filed 2002-08-14
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                         June 30, 2002

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

               Class

      Outstanding at August 1, 2002

Common Stock, par value $2.50

          13,793,625

per share

#

AmeriServ Financial, Inc.

Service area map

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEET

(In thousands)

	June 30,	December 31,	June 30,
	_ 2002_	2001	2001
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$ 35,343	$ 28,461	$ 37,362
Interest bearing deposits with banks	364	660	1,375
Investment securities:
Available for sale	493,322	498,626	654,716
Loans held for sale	2,977	6,180	6,559
Loans	603,981	600,920	573,344
Less: Unearned income	6,180	7,619	8,980
Allowance for loan losses	5,518	5,830	5,462
Net loans	592,283	587,471	558,902
Premises and equipment	13,138	13,466	13,199
Accrued income receivable	6,550	6,667	8,391
Mortgage servicing rights	7,566	7,828	9,086
Goodwill	9,743	9,743	10,393
Core deposit intangibles	6,867	7,583	8,299
Bank owned life insurance	27,681	27,289	26,663
Other assets	6,252	4,885	6,430
TOTAL ASSETS	$ 1,202,086	$ 1,198,859	$ 1,341,375

LIABILITIES
Non-interest bearing deposits	$ 115,750	$ 94,891	$ 81,896
Interest bearing deposits	589,912	581,455	584,477
Total deposits	705,662	676,346	666,373
Federal funds purchased and securities sold under
agreements to repurchase	3,875	6,667	8,390
Other short-term borrowings	33,087	6,187	116,463
Advances from Federal Home Loan Bank	324,863	377,311	417,128
Guaranteed junior subordinated deferrable interest debentures	34,500	34,500	34,500
Long-term debt	-	-	707
Total borrowed funds	396,325	424,665	577,188

Other liabilities	17,608	18,358	19,465
TOTAL LIABILITIES	1,119,595	1,119,369	1,263,026

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 17,845,261 shares issued and 13,754,342 outstanding on June 30, 2002; 17,733,330 shares issued and 13,642,411 outstanding on December 31, 2001; 17,641,112 shares issued and 13,550,193 outstanding on June 30, 2001	45,003	44,333	44,103
Treasury stock at cost, 4,090,919 shares for all periods presented	(65,824)	(65,824)	(65,824)
Surplus	66,949	66,423	66,203
Retained earnings	33,894	35,329	37,138
Unearned compensation	(596)	-	-
Accumulated other comprehensive income (loss)	3,065	(771)	(3,271)
TOTAL STOCKHOLDERS' EQUITY	82,491	79,490	78,349
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,202,086	$ 1,198,859	$ 1,341,375

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF INCOME

   (In thousands, except per share data)

    Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 10,434	$ 11,119	$ 20,996	$ 22,818
Deposits with banks	93	175	176	288
Federal funds sold	1	5	8	12
Investment securities:
Available for sale	6,543	9,698	13,151	19,053
Total Interest Income	17,071	20,997	34,331	42,171

INTEREST EXPENSE
Deposits	4,216	5,547	8,504	11,517
Federal funds purchased and securities sold under agreements to repurchase	14	33	30	84
Other short-term borrowings	214	543	288	1,091
Advances from Federal Home Loan Bank	4,580	6,940	10,139	13,680
Guaranteed junior subordinated deferrable interest debentures	740	740	1,480	1,480
Long-term debt	-	18	-	28
Total Interest Expense	9,764	13,821	20,441	27,880

NET INTEREST INCOME	7,307	7,176	13,890	14,291
Provision for loan losses	815	330	1,355	645

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,492	6,846	12,535	13,646

NON-INTEREST INCOME
Trust fees	1,235	1,204	2,514	2,451
Net realized gains on investment securities	1,314	253	1,951	634
Net realized gains on loans held for sale	141	170	265	346
Service charges on deposit accounts	694	482	1,368	947
Net mortgage servicing fees	123	88	215	209
Bank owned life insurance	317	308	871	621
Other income	1,200	1,151	2,488	2,778
Total Non-Interest Income	5,024	3,656	9,672	7,986

NON-INTEREST EXPENSE
Salaries and employee benefits	5,128	4,716	10,273	9,563
Net occupancy expense	750	651	1,489	1,402
Equipment expense	768	685	1,551	1,497
Professional fees	847	682	1,597	1,365
Supplies, postage and freight	374	365	752	763
Miscellaneous taxes and insurance	406	371	821	707
FDIC deposit insurance expense	29	31	58	62
Amortization of goodwill	-	325	-	650
Amortization of core deposit intangibles	358	358	716	716
Impairment charge for mortgage servicing rights	787	141	664	508
Wholesale mortgage production exit costs	(14)	(103)	(40)	(103)
Other expense	1,623	1,486	3,110	2,838
Total Non-Interest Expense	$ 11,056	$ 9,708	$ 20,991	$ 19,968

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENT OF INCOME

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

 Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

INCOME BEFORE INCOME TAXES	$ 460	$ 794	$ 1,216	$ 1,664
Provision for income taxes	52	156	182	330

NET INCOME	$ 408	$ 638	$ 1,034	$ 1,334

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.03	$ 0.05	$ 0.08	$ 0.10
Average shares outstanding	13,748	13,544	13,719	13,520
Diluted:
Net income	$ 0.03	$ 0.05	$ 0.08	$ 0.10
Average shares outstanding	13,779	13,560	13,745	13,523
Cash dividends declared	$ 0.09	$ 0.09	$ 0.18	$ 0.18

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

Unaudited

	June 30, 2002	June 30, 2001

PREFERRED STOCK

Balance at beginning of period	$ -	$ -
Balance at end of period	-	-

COMMON STOCK

Balance at beginning of period	44,333	43,857
Stock options exercised / new shares issued	670	246
Balance at end of period	45,003	44,103

TREASURY STOCK

Balance at beginning of period	(65,824)	(65,824)
Treasury stock, at cost	-	-
Balance at end of period	(65,824)	(65,824)

CAPITAL SURPLUS

Balance at beginning of period	66,423	66,016
Stock options exercised / new shares issued	526	187
Balance at end of period	66,949	66,203

RETAINED EARNINGS

Balance at beginning of period	35,329	38,238
Net income	1,034	1,334
Cash dividends declared	(2,469)	(2,434)
Balance at end of period	33,894	37,138

UNEARNED COMPENSATION

Balance at beginning of period	-	-
Supplemental executive retirement plan	(596)	-
Balance at end of period	(596)	-

ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

Balance at beginning of period	(771)	(3,880)
Other comprehensive income, net of tax	3,836	609
Balance at end of period	3,065	(3,271)

TOTAL STOCKHOLDERS' EQUITY	$ 82,491	$ 78,349

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001
OPERATING ACTIVITIES
Net income	$ 1,034	$ 1,334
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,355	645
Depreciation expense	978	875
Amortization expense of goodwill and core deposit intangibles	716	1,366
Amortization expense of mortgage servicing rights	846	754
Impairment charge for mortgage servicing rights	664	508
Net amortization of investment securities	701	812
Net realized gains on investment securities	(1,951)	(634)
Net realized gains on loans and loans held for sale	(265)	(346)
Origination of mortgage loans held for sale	(25,788)	(11,875)
Sales of mortgage loans held for sale	28,991	20,161
Decrease in accrued income receivable	117	202
Decrease in accrued expense payable	(1,795)	(1,196)
Net cash provided by operating activities	5,603	12,606

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(357,068)	(297,256)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	71,190	84,978
Proceeds from sales of investment securities and
other short-term investments – available for sale	297,368	111,241
Long-term loans originated	(86,036)	(59,194)
Loans held for sale	(2,977)	(6,559)
Principal collected on long-term loans	110,796	94,184
Loans purchased or participated	(29,048)	(24,710)
Loans sold or participated	103	6,650
Net decrease (increase) in other short-term loans	1,260	(82)
Purchases of premises and equipment	(650)	(979)
Sale/retirement of premises and equipment	-	435
Net (purchase) sale of mortgage servicing rights	(1,248)	(437)
Net increase in other assets	(2,859)	(4,379)
Net cash provided (used) by investing activities	831	(96,108)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	178,305	88,100
Payments for maturing certificates of deposit	(175,288)	(76,423)
Net increase (decrease) in demand and savings deposits	26,299	(4,368)
Net increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	24,108	73,768
Net principal (repayments) borrowings of advances from
Federal Home Loan Bank	(52,448)	3,777
Repayments of long-term debt	-	(937)
Common stock cash dividends paid	(2,469)	(2,434)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(1,458)	(1,458)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	600	433
Net increase in other liabilities	2,503	5,909
Net cash provided by financing activities	152	86,367

NET INCREASE IN CASH EQUIVALENTS	6,586	2,865
CASH EQUIVALENTS AT JANUARY 1	29,121	35,872
CASH EQUIVALENTS AT JUNE 30	$ 35,707	$ 38,737

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

3.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and dilutive common stock equivalent shares. Treasury shares are treated as retired for earnings per share purposes.  Options to purchase 459,967 and 492,429 shares of common stock were outstanding during the first six months of 2002 and 2001, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

4.   Comprehensive Income

For the Company, comprehensive income primarily includes net income and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cashflow hedges.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

                                             Three Months Ended                      Six Months Ended

    June 30,

                                 June 30,

	2002	2001	2002	2001
Net income	$ 408	$ 638	$ 1,034	$ 1,334

Other comprehensive income, before tax:

Gains (losses) on cashflow hedges arising during period	276	293	1,231	(1,089)
Minimum pension liability adjustment	-	-	(173)	-
Unrealized holding gains (losses) arising during period on investment securities	8,664	(2,345)	6,705	4,220
Less: reclassification adjustment for gains
included in net income	1,314	253	1,951	634
Other comprehensive income (loss), before tax:	7,626	(2,305)	5,812	2,497
Income tax expense (benefit) related to items
of other comprehensive income	2,593	(807)	1,976	874
Other comprehensive income (loss), net of tax:	5,033	(1,498)	3,836	1,623
Cumulative effect of change in accounting principle, net of tax	-	-	-	(1,014)

Comprehensive income (loss)	$ 5,441	$ (860)	$ 4,870	$ 1,943

5.   Consolidated Statement of Cash Flows

On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  For the Parent Company, cash equivalents also include short-term investments.  The Company made $573,000 in income tax payments in the first six months of 2002 as compared to $5,000 for the first six months of 2001.  Total interest expense paid amounted to $22,236,000 in 2002's first six months compared to $29,076,000 in the same 2001 period.

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

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale:

June 30, 2002

		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 11,976	$ 136	$ -	$ 12,112
U.S. Agency	850	5	-	855
State and municipal	1,482	16	-	1,498
U.S. Agency mortgage-backed
Securities	426,834	5,574	(456)	431,952
Other securities·	47,198	-	(293)	46,905
Total	$ 488,340	$ 5,731	$ (749)	$ 493,322

·Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At June 30, 2002, 94.1% of the portfolio was rated "AAA" compared to 96.4% at June 30, 2001. Approximately  5.0% of the portfolio was rated below "A" or unrated on June 30, 2002.

7.

Loans Held for Sale

At June 30, 2002, $2,977,000 of newly originated fixed-rate residential mortgage loans were classified as "held for sale."  It is management's intent to sell these residential mortgage loans during the next several months.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statement of Income.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2002	December 31,2001	June 30,2001
Commercial	$ 105,726	$ 123,523	$ 143,236
Commercial loans secured
by real estate	226,701	209,483	174,536
Real estate – mortgage	238,908	231,728	222,487
Consumer	32,646	36,186	33,085
Loans	603,981	600,920	573,344
Less: Unearned income	6,180	7,619	8,980
Loans, net of unearned income	$ 597,801	$ 593,301	$ 564,364

Real estate-construction loans comprised 8.4% of total loans net of unearned income at June 30, 2002.  The Company has no direct credit exposure to foreign countries.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001
Balance at beginning of period	$ 6,286	$ 6,023	$ 5,830	$ 5,936
Charge-offs:
Commercial	1,646	875	2,032	895
Real estate-mortgage	19	9	118	155
Consumer	77	65	135	201
Total charge-offs	1,742	949	2,285	1,251
Recoveries:
Commercial	124	6	539	13
Real estate-mortgage	5	1	24	19
Consumer	30	51	55	100
Total recoveries	159	58	618	132

Net charge-offs	1,583	891	1,667	1,119
Provision for loan losses	815	330	1,355	645
Balance at end of period	$ 5,518	$ 5,462	$ 5,518	$ 5,462

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	1.09%	0.65%	0.58%	0.40%
Annualized provision for loan losses	0.56	0.24	0.47	0.23
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	0.92	0.96	0.92	0.96
Total classified loans	$11,939	$ 6,419	$11,939	$ 6,419

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 26 and 34, respectively.)

10.

Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon:  1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $11,442,000 and $8,016,000 being specifically identified as impaired and a corresponding reserve allocation of $877,000 and $331,000 at June 30, 2002, and June 30, 2001, respectively.  The average outstanding balance for loans being specifically identified as impaired was $11,491,000 for the six months of 2002 compared to $5,558,000 for the six months of 2001.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired  loans during the  six months of 2002 was $236,000, compared to $414,000 for the six months of 2001.

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

		June 30, 2002		December 31, 2001		June 30, 2001
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category		Category		Category
	Amount	to Loans	Amount	to Loans	Amount	to Loans
Commercial	$ 2,274	17.6%	$ 1,706	20.6%	$ 1,065	25.1%
Commercial
loans secured
by real estate	2,124	37.7	2,874	34.9	1,184	30.6
Real estate -
mortgage	384	40.3	403	39.7	389	40.1
Consumer	621	4.4	596	4.8	535	4.2
Allocation to
general risk	115	-	251	-	2,289	-
Total	$ 5,518	100.0%	$ 5,830	100.0%	$ 5,462	100.0%

Even though residential real estate-mortgage loans comprise approximately 40% of the Company's total loan portfolio, only $384,000 or 7.0% of the total allowance for loan losses is allocated against this loan category.  The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.  The Company has strengthened its allocations to the commercial and commercial real-estate components of the loan portfolio during 2002 and 2001.  Factors considered by the Company that led to increased qualitative allocations to the commercial segments of the portfolio included:  the slowing of the national and regional economies and its corresponding impact on the Company’s loan delinquency trends, the increase in concentration risk among our 25 largest borrowers compared to total loans and the overall growth in the average size associated with these credits.

At June 30, 2002, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.  The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur.  (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 9.)

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2002	2001	2001

Non-accrual loans	$ 5,220	$ 9,303	$ 2,045
Loans past due 90
days or more	23	208	95
Other real estate owned	425	533	1,680
Total non-performing assets	$ 5,668	$ 10,044	$ 3,820
Total non-performing
assets as a percent
Of loans and loans
held for sale, net
Of unearned income,
and other real estate owned	0.94%	1.67%	0.67%

(For additional information refer to the "Loan Quality" section in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 34.)

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

Three Months Ended	Six Months Ended
June 30,	June 30,
	2002	2001	2002	2001
Interest income due in accordance
with original terms	$ 98	$ 94	$ 242	$ 188
Less: interest income recorded	1	-	1	-
Net reduction in interest income	$ 97	$ 94	$ 241	$ 188

12.  Derivative Hedging Instruments

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".  At June 30, 2002 the Company had no interest rate swaps outstanding.   At June 30, 2001, the Company had interest rate swap agreements that effectively converted a notional amount of  $180 million from floating-rates to fixed-rates. The fair value of these contracts was recorded in the Company's balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax.

    Borrowed Funds Hedges

The Company had entered into interest rate swaps to hedge short-term borrowings used to leverage the balance sheet.  Specifically, FHLB advances which reprice between 30 days and 90 days were used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to five years.   Under these swap agreements, the Company paid a fixed-rate of interest and received a floating-rate which reset either monthly or quarterly.  These interest rate swaps qualified as cashflow hedges for the Company. The following table summarizes the interest rate transactions, which impacted the Company’s first six months of 2002 performance:

			Fixed	Floating		Increase
Notional	Start	Termination	Rate	Rate	Repricing	in Interest
Amount	Date	Date	Paid	Received	Frequency	Expense
$ 80,000,000	4-13-00	4-15-02	6.92%	1.91%	Expired	$ 1,161,000

The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy.  This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate caps or floors outstanding for the periods presented.

13.   Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets under which goodwill and other intangible assets with indefinite lives are not amortized.  Such intangibles were evaluated for impairment as of January 1, 2002 (any such impairment at the date of adoption will be reflected as a change in accounting).  In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense.   The Company’s only intangible, other than goodwill, is its core deposit intangible, which the Company currently believes has a finite life.  The Company completed its initial goodwill impairment test in the second quarter of 2002.  This evaluation indicated that there was no impairment of the Company’s goodwill.

As of June 30, 2002, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $10.7 million.   The weighted average amortization period of the Company’s core deposit intangibles at June 30, 2002, is six years. Amortization expense for the six months ended June 30, 2002 totaled $716,000.  Estimated amortization expense for the remainder of 2002 and the next five years is summarized as follows (in thousands):

Remaining 2002	$ 716
2003	1,432
2004	1,007
2005	865
2006	865
2007 and after	1,982

The following table reports pro forma information as if SFAS 142 had been adopted for all periods presented (in thousands, except per share data):

Three Months Ended	Six Months Ended
June 30,	June 30,
	2002	2001	2002	2001
Reported net income	$408	$638	$1,034	$1,334
Goodwill amortization	-	325	-	650
Adjusted net income	408	963	1,034	1,984

Basic earnings per share	0.03	0.05	0.08	0.10
Goodwill amortization	-	0.02	-	0.05
Adjusted basic earnings per share	0.03	0.07	0.08	0.15

Diluted earnings per share	0.03	0.05	0.08	0.10
Goodwill amortization	-	0.02	-	0.05
Adjusted diluted earnings per share	0.03	0.07	0.08	0.15

14.  Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at June 30, 2002, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 30,004	2.16%

Advances and	2002	50,000	2.74
wholesale repurchase	2003	48,750	4.62
agreements	2004	-	-
	2005	15,000	6.74
	2006 and after	211,113	5.98

Total advances and		324,863	5.31
wholesale repurchase
agreements

Total FHLB borrowings		$ 354,867	5.05%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes that as of June 30, 2002, the Company met all capital adequacy requirements to which it is subject.

As of June 30, 2002, and 2001, as well as, December 31, 2001, the Federal Reserve categorized the Company as "Well Capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since notification that management believes have changed the Company's classification category.

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 102,077	15.42%	$ 52,946	8.00%	$ 66,183	10.00%
Bank	91,158	13.87	52,586	8.00	65,733	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	88,279	13.34	26,473	4.00	39,710	6.00
Bank	85,640	13.03	26,293	4.00	39,440	6.00
Tier 1 Capital (to Average Assets)
Consolidated	88,279	7.46	47,319	4.00	59,148	5.00
Bank	85,640	7.31	46,834	4.00	58,543	5.00

16.  Segment Results

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures.  The Company's major business units include retail banking, commercial lending, trust, mortgage banking, other fee based businesses and investment/parent.  The reported results reflect the underlying economics of the business segments.  Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services.  Capital has been allocated among the businesses on a risk-adjusted basis with a primary focus on credit risk.  The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment.  The key performance measures the Company focuses on for each business segment are net income and risk-adjusted return on equity.

Retail banking includes the deposit-gathering branch franchise, lending to both individuals and small businesses, and financial services.  Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans.   Financial services include the sale of mutual funds, annuities, and insurance products.  Commercial lending to businesses includes commercial loans, commercial real-estate loans, and commercial leasing (excluding certain small business lending through the branch network). Mortgage banking includes the servicing of mortgage loans. (The Company completed its exit from the wholesale mortgage production business in 2001.)

The trust segment has two primary business divisions, institutional trust and personal trust. Institutional trust products and services include 401(k) plans, defined benefit and defined contribution employee benefit plans, individual retirement accounts, and collective investment funds for trade union pension funds.  Personal trust products and services include personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts.  Other fee based businesses include AmeriServ Associates, AmeriServ Life, and several other smaller fee generating business lines such as a debt collection agency.  The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management.  Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results for the first six months of 2002 and 2001 were as follows (in thousands, except ratios):

June 30, 2002	Net income	Risk adjusted return on equity	Total assets
Retail banking	$ 2,505	17.7%	$ 404,475
Commercial lending	312	3.8	282,180
Mortgage banking	(799)	(37.2)	17,184
Trust	440	28.1	1,917
Other fee based	65	6.7	3,008
Investment/Parent	(1,489)	(11.6)	493,322
Total	$ 1,034	2.6%	$1,202,086

June 30, 2001	Net income	Risk adjusted return on equity	Total assets
Retail banking	$ 2,177	17.4%	$ 399,775
Commercial lending	970	12.8	256,613
Mortgage banking	(728)	(25.6)	25,373
Trust	480	31.9	1,829
Other fee based	108	11.9	3,069
Investment/Parent	(1,673)	(12.3)	654,716
Total	$ 1,334	3.4%	$1,341,375

#

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS

("M.D.& A.")

THREE MONTHS ENDED JUNE 30, 2002 VS. THREE MONTHS ENDED JUNE 30, 2001

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

	Three Months Ended	Three Months Ended
	June 30, 2002	June 30, 2001
Net income	$ 408	$ 638
Diluted earnings per share	0.03	0.05
Return on average equity	2.04%	3.26%
Cash Performance Data:
Cash earnings	$ 726	$ 1,251
Cash earnings per diluted share	0.05	0.09
Return on average equity	3.63%	6.40%

Diluted earnings per share for both the quarter and six-month period ended June 30, 2002 is down $0.02 per share due primarily to a higher loan loss provision and additional non-cash mortgage servicing impairment charges, reflecting the weak national economic environment and skepticism in the equity markets which have caused further declines in interest rates to 40 year lows.  The impact of the weak economic environment overshadowed improvement in the Company’s fundamental performance.  These fundamental improvements included an increased net interest margin due to a lower cost of funds.  This reduced cost of funds resulted from the April 15, 2002 maturity of an interest rate swap and continued solid deposit growth.  The Company also experienced growth in non-interest income in the second quarter of 2002.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities.  The following table compares the Company's net interest income performance for the second quarter of 2002 to the second quarter of 2001 (in thousands, except percentages):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	$ Change	% Change
Interest income	$ 17,071	$ 20,997	(3,926)	(18.7)
Interest expense	9,764	13,821	(4,057)	(29.4)
Net interest income	7,307	7,176	131	1.8
Tax-equivalent adjustment	19	322	(303)	(94.1)
Net tax-equivalent interest income	$ 7,326	$ 7,498	(172)	(2.3)

Net interest margin	2.63%	2.47%	0.16	N/M

N/M - not meaningful

The Company’s net interest income in the second quarter of 2002 increased by $131,000 from the prior year second quarter as the net interest margin improved to 2.63% in 2002 compared to 2.47% in 2001.    The April 15, 2002 maturity of an $80 million interest rate swap that had fixed the cost of certain borrowings at 6.92% was a key factor responsible for the lower interest expense and the net interest margin increase.  This margin improvement more than offset the negative impact on net interest income resulting from a reduced level of earning assets. The decline in earning assets was due to a $126 million reduction in the investment securities portfolio. This decline resulted from the Company’s decision to reduce its interest rate risk in the fourth quarter of 2001 and maintain a lower borrowed funds position in 2002.  As a result of this action, the Company’s level of Federal Home Loan Bank advances and short term borrowings to total assets averaged 31.8% in the second quarter of 2002 compared to 38.3% in the second quarter of 2001.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the second quarter of 2002 decreased by $4.2 million or 19.8% when compared to the same 2001 quarter. This decrease was due to a $96 million decline in earning assets and a 91 basis point drop in the earning asset yield.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 105 basis points to 5.21% while the yield on the total loan portfolio decreased by 112 basis points to 7.03%. Both of these declines reflect the lower interest rate environment in place in 2002 as the Federal Reserve reduced the federal funds rate by an unprecedented 475 basis points during 2001 in an effort to stimulate economic growth.  These significant rate reductions have caused accelerated asset prepayments as borrowers have elected to refinance their higher fixed rate loans into lower cost borrowings.

The $96 million decline in the volume of earning assets was due to a $126 million reduction in investment securities.  The Company took advantage of the lower interest rate environment to reposition and profitably reduce the size of its investment securities portfolio during the fourth quarter of 2001 and in the first half of 2002.  This decline in investment securities was partially offset by a $34 million or 6.2% increase in total loans outstanding.  The loan growth occurred primarily in commercial real-estate loans and reflects continued successful new business generation in the State College market.  The Company has also successfully grown its variable rate open-end home equity product during the past twelve months.

The Company's total interest expense for the second quarter of 2002 decreased by $4.1 million or 29.4% when compared to the same 2001 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities (specifically borrowed funds) and a reduced cost of funds. Total average borrowed funds were $116 million or 23.3% lower in the second quarter of 2002 as fewer borrowings were needed to fund a smaller earning asset base.

The total cost of funds declined by 108 basis points to 3.90% and was driven down by a reduced cost of both deposits and borrowings.  Specifically, the cost of interest bearing deposits decreased by 96 basis points to 2.88% and the cost of borrowings declined by 89 basis points to 5.34%.  The April 15, 2002 maturity of an $80 million interest rate swap that had fixed the cost of certain FHLB borrowings at 6.92% was a key factor responsible for the reduced cost of borrowings.  Those hedged borrowings repriced to current market with a cost of approximately 2.0%.  The lower deposit cost was caused by lower rates paid in all deposit categories particularly for money market deposits and certificates of deposit.

The lower deposit costs did not have any negative impact on the Company’s deposit generation strategies, as total average deposits were $28 million or 4.1% higher in the second quarter of 2002 as compared to the second quarter of 2001. This strong growth in deposits occurred despite the third quarter 2001 strategic sale of approximately $15 million of deposits associated with the Company’s Coalport Branch.  Factors contributing to the overall gross $43 million average deposit growth included: $15 million of deposits from the Company’s two new union niche offices, $9 million from the full service community office opened in State College, the acquisition of $10 million of escrow deposits from our mortgage banking operation, and increased market share within the Company’s core Cambria County market.  A series of strategically focused advertising campaigns to capture business from the Company’s largest Cambria County competitor, which was recently acquired by a bank holding company headquartered out-of-state, has been instrumental in moving deposit market share.  These campaigns resulted in the addition of nearly 1,500 new customers and approximately $3.5 million in new deposits in the first half of 2002.  The cost of new customer acquisition has been cost-effective reaching breakeven in just 10 months.  Overall, retail account relationships are growing at an annualized rate of 5.5% in 2002.

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

#

Three Months Ended June 30 (In thousands, except percentages)

		2002			2001
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 584,090	$ 10,449	7.03%	$ 549,930	$ 11,319	8.15%
Deposits with banks	16,544	93	2.23	21,076	175	3.28
Federal funds sold	277	1	1.67	502	5	4.27
Total investment securities	502,245	6,547	5.21	627,956	9,820	6.26
Total interest earning assets/interest income	1,103,156	17,090	6.18	1,199,464	21,319	7.09
Non-interest earning assets:
Cash and due from banks	22,683			19,681
Premises and equipment	13,219			13,248
Other assets	67,554			65,392
Allowance for loan losses	(6,246)			(5,874)
TOTAL ASSETS	$1,200,366			$1,291,911

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 49,680	$ 62	0.50%	$ 48,277	$ 120	1.00%
Savings	102,287	352	1.38	93,089	351	1.51
Money markets	131,349	358	1.09	135,927	989	2.92
Other time	303,327	3,443	4.55	301,698	4,087	5.43
Total interest bearing deposits	586,643	4,215	2.88	578,991	5,547	3.84
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	48,603	227	1.87	61,717	576	3.74
Advances from Federal Home Loan Bank	333,488	4,582	5.51	432,992	6,940	6.43
Guaranteed junior subordinated deferrable interest debentures	34,500	740	8.58	34,500	740	8.58
Long-term debt	-	-	-	3,183	18	2.27
Total interest bearing liabilities/interest expense	1,003,234	9,764	3.90	1,111,383	13,821	4.98
Non-interest bearing liabilities:
Demand deposits	107,429			87,569
Other liabilities	9,238			14,427
Stockholders' equity	80,465			78,532
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,200,366			$1,291,911
Interest rate spread			2.28			2.10
Net interest income/ net interest margin		7,326	2.63%		7,498	2.47%
Tax-equivalent adjustment		(19)			(322)
Net Interest Income		$ 7,307			$ 7,176

…..PROVISION FOR LOAN LOSSES..... The Company’s provision for loan losses totaled $815,000 or 0.56% of total loans in the second quarter of 2002. This represented an increase of $485,000 from the second quarter 2001 provision of $330,000 or 0.24% of total loans.  The Company completed in the second quarter of 2002 the workout of its largest non-performing asset (a $2.9 million commercial lease in the steel industry).  This workout included a $1.6 million charge-off and a $1.3 million secured loan to the new buyer of the equipment.  As a result of this charge-off, net charge-offs in the second quarter of 2002 amounted to $1.6 million or 1.09% of total loans compared to net charge-offs of $891,000 or 0.65% of total loans in the second quarter of 2001.

Overall, as a result of this workout and the ongoing monitoring of other problem credits, the Company’s level of non-performing assets declined for the second consecutive quarter.  Total non-performing assets amounted to $5.7 million or 0.94% of total loans at June 30, 2002 compared to $10.0 million or 1.67% of total loans at December 31, 2001.  The Company’s loan loss reserve coverage of non-performing assets also improved to 97% at June 30, 2002 compared to 58% at December 31, 2001.   The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note 9 and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME..... Non-interest income for the second quarter of 2002 totaled $5.0 million; a $1.4 million or 37.4% increase from the second quarter 2001 performance.  Factors contributing to the higher non-interest income in 2002 included:

a $1.1 million increase in gains realized on the sale of investment securities as the Company took advantage of volatility in the market to shorten the investment portfolio duration and also capture profits on securities that had risks of accelerated prepayments or extension.

a $212,000 increase in deposit service charges due to the fourth quarter 2001 implementation of a first in the market overdraft privilege program.

a $49,000 increase in other income due to a $113,000 increase in revenue from the financial services unit. The higher revenue contribution from the financial services unit resulted from increased fixed annuity sales.  Annuity sales volume in the first half of 2002 amounted to $8.4 million compared to $6.1 million in all of 2001.  The financial services unit, formed in October 1997, has now been profitable for three consecutive quarters.

.....NON-INTEREST EXPENSE..... Non-interest expense for the second quarter of 2002 totaled $11.1 million which represented a $1.3 million or 13.9% increase from the second quarter 2001 performance.  Factors contributing to the higher non-interest expense in 2002 included:

the Company recognized a $787,000 non-cash impairment charge on its mortgage servicing rights in the second quarter of 2002.  This non-cash impairment charge is $646,000 greater than the prior year second quarter and reflects an increase in mortgage prepayment speeds due to further unprecedented declines in mortgage interest rates.

salaries and employee benefits increased by $412,000 due to higher medical insurance premiums, increased sales incentive based compensation, and salary increases.

the Company benefited from the January 1, 2002 adoption of Statement of Financial Accounting Standards # 142 which requires that goodwill no longer be amortized but reviewed annually for impairment.  The Company recorded $325,000 of goodwill amortization expense in the second quarter of 2001 while no goodwill amortization or impairment charges were recorded in the second quarter of 2002.

occupancy and equipment expense increased by $182,000 primarily as a result of the Company’s expansion of its retail branch network to include union niche offices in Harrisburg and Pittsburgh and a full service branch in State College.

SIX MONTHS ENDED JUNE 30, 2002 VS. SIX MONTHS ENDED JUNE 30, 2001

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios). Cash performance results for 2002 exclude amortization related to core deposit intangibles net of applicable income tax effects. Cash performance results for 2001 exclude amortization related to both goodwill and core deposit intangibles net of applicable income tax effects.

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001
Net income	$ 1,034	$ 1,334
Diluted earnings per share	0.08	0.10
Return on average equity	2.59%	3.43%
Cash Performance Data:
Cash earnings	$ 1,648	$ 2,558
Cash earnings per diluted share	0.12	0.19
Return on average equity	4.13%	6.59%

The Company’s net income for the first six months of 2002 totaled $1,034,000 or $0.08 per diluted share.  This performance was $300,000 or $0.02 per diluted share less than the first six months of 2001.  On a cash basis, earnings declined to $1,648,000 or $0.12 per diluted share in the first half of 2002.

The Company’s first six months of 2002 net income was negatively impacted by an increased provision for loan losses, higher non-interest expense and reduced net interest income. The more difficult economic environment and lower interest rates in 2002 contributed to the overall unfavorable changes in these key performance factors.   These negative items were partially offset by increased non-interest income and a lower provision for income taxes.

.....NET INTEREST INCOME AND MARGIN.....  The following table compares the Company's net interest income performance for the first six months of 2002 to the first six months of 2001 (in thousands, except percentages):

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	$ Change	% Change
Interest income	$ 34,331	$ 42,171	(7,840)	(18.6)
Interest expense	20,441	27,880	(7,439)	(26.7)
Net interest income	13,890	14,291	(401)	(2.8)
Tax-equivalent adjustment	34	591	(557)	(94.2)
Net tax-equivalent interest income	$ 13,924	$ 14,882	(958)	(6.4)

Net interest margin	2.49%	2.47%	0.02	N/M

N/M - not meaningful

The Company’s net interest income on a tax-equivalent basis decreased by $958,000 or 6.4% from the first six months of 2001 due to a lower level of earning assets. This decline more than offset the benefit to net interest income of a modest two basis point increase in the net interest margin to 2.49%.  The reduced level of earning assets was due to a $108 million reduction in the investment securities portfolio.  This decline resulted from the Company’s decision to delever its balance sheet in the fourth quarter of 2001 and maintain a lower borrowed funds position in 2002.  As a result of this action, the Company’s level of Federal Home Loan Bank advances and short term borrowings to total assets averaged 32.2% in the first six months of 2002 compared to 38.0% in the first six months of 2001.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first six months of 2002 decreased by $8.4 million or 19.6% when compared to the same 2001 period. This decrease was due to the previously mentioned decline in the volume of earning assets and a lower earning asset yield.  Total average earning assets were $82 million lower in the first six months of 2002 due to a $108 million or 17.8% decline in investment securities.  The previously discussed factors responsible for the decrease in investment securities on a quarterly basis also explain the decrease for the six-month period.

A 99 basis point drop in the earning asset yield to 6.23% also negatively impacted interest income.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 108 basis points to 5.26% while the yield on the total loan portfolio decreased by 112 basis points to 7.09%.  Both of these declines reflect the lower interest rate environment in place in 2002 which has caused the downward repricing of floating rate assets and the reinvestment of cash received on higher yielding prepaying assets into assets with lower interest rates.

The Company's total interest expense for the first six months of 2002 decreased by $7.4 million or 26.7% when compared to the same 2001 period.  This reduction in interest expense was due to a lower level of borrowings and a reduced cost of funds. Total average borrowed funds were $102 million or 19.5% lower in the first six months of 2002 as fewer borrowings were needed to fund a smaller earning asset base.  This reflects the Company’s decision to reduce its interest rate risk in the fourth quarter of 2001 and maintain a lower borrowed funds position in 2002.

The total cost of funds declined by 101 basis points to 4.10% and was driven down by a reduced cost of deposits.  Specifically, the cost of interest bearing deposits decreased by 109 basis points to 2.94% due to a lower cost for money market deposits and certificates of deposit.

The Company’s cost of FHLB advances and other short-term borrowings also declined by 71 basis points as the Company began to benefit from the maturity of $180 million in interest rate swaps that had previously fixed the cost of certain FHLB borrowings at 6.64%.

It is recognized that interest rate risk does exist from the Company's use of borrowed funds to purchase investment securities to leverage the balance sheet.  The maximum amount of leveraging the Company can execute is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources), to limit net interest income variability to +\-7.5% and net income variability to +\-20% over a twelve month period (see further discussion under Interest Rate Sensitivity), and to limit total FHLB advances and short-term borrowings to no more than 40% of total assets. As a result of investment security sales executed since the fourth quarter of 2001, the Company’s ratio of FHLB advances and short-term borrowings to total assets averaged 32.2% in the first half of 2002 compared to 38.0% in the first half of 2001.  The total revenue contribution from leverage assets (including investment security gains and losses) amounted to $1.5 million in the first six months of 2002 compared to $808,000 for the first half of 2001.  Since its inception in 1995, the leverage program has produced total pre-tax revenue of $34.1 million.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six-month periods ended June 30, 2002 and June 30, 2001.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 24.

#

Six Months Ended June 30 (In thousands, except percentages)

		2002			2001
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 584,258	$ 21,025	7.09%	$ 559,147	$ 23,170	8.21%
Deposits with banks	17,511	176	2.00	16,515	288	3.47
Federal funds sold	990	8	1.55	509	12	5.05
Total investment securities	500,043	13,156	5.26	608,412	19,292	6.34
Total interest earning assets/interest income	1,102,802	34,365	6.23	1,184,583	42,762	7.22
Non-interest earning assets:
Cash and due from banks	22,348			20,724
Premises and equipment	13,343			13,330
Other assets	68,045			66,037
Allowance for loan losses	(6,174)			(5,951)
TOTAL ASSETS	$1,200,364			$1,278,723

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 49,118	$ 122	0.50%	$ 47,420	$ 235	1.00%
Savings	98,602	702	1.44	92,261	692	1.51
Money markets	133,117	717	1.09	136,674	2,369	3.50
Other time	303,266	6,962	4.63	300,310	8,221	5.52
Total interest bearing deposits	584,103	8,503	2.94	576,665	11,517	4.03
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	34,924	317	1.83	56,451	1,175	4.20
Advances from Federal Home Loan Bank	351,226	10,141	5.82	429,363	13,680	6.43
Guaranteed junior subordinated deferrable interest debentures	34,500	1,480	8.58	34,500	1,480	8.58
Long-term debt	-	-	-	2,258	28	2.48
Total interest bearing liabilities/interest expense	1,004,753	20,441	4.10	1,099,237	27,880	5.11
Non-interest bearing liabilities:
Demand deposits	105,031			86,486
Other liabilities	10,150			14,537
Stockholders' equity	80,430			78,463
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,200,364			$1,278,723
Interest rate spread			2.13			2.11
Net interest income/ net interest margin		13,924	2.49%		14,882	2.47%
Tax-equivalent adjustment		(34)			(591)
Net Interest Income		$ 13,890			$ 14,291

…..PROVISION FOR LOAN LOSSES..... The Company’s provision for loan losses for the first six months of 2002 totaled $1.4 million or 0.47% of total loans. This represented an increase of $710,000 from the first six months of 2001 provision of $645,000 or 0.23% of total loans.  Net charge-offs were also higher in the first six months of 2002 totaling $1.7 million or 0.58% of total loans compared to net charge-offs of $1.1 million or 0.40% of total loans in the first half of 2001.  The total net charge-offs in 2002 are almost entirely attributable to the previously discussed workout of the Company’s largest non-performing asset which resulted in a $1.6 million charge-off.  The Company did benefit from a $415,000 recovery that was collected in the first quarter of 2002 on a 1998 charged-off commercial loan.  The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note 9 and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME..... Non-interest income for the first six months of 2002 totaled $9.7 million; a $1.7 million or 21.1% increase from the first six months of 2001 performance.  Factors contributing to the higher non-interest income in 2002 included:

a $1.3 million increase in gains realized on the sale of investment securities as the Company took advantage of volatility in the market in 2002 to shorten the investment portfolio duration and also capture profits on securities that had risks of accelerated prepayments or extension.

a $421,000 increase in deposit service charges due to the fourth quarter 2001 implementation of a first in the market overdraft privilege program.

a $250,000 increase in revenue from bank owned life insurance due to the receipt of a death benefit for an employee insured under the program.

a $290,000 decrease in other income due to the Company’s receipt of a $300,000 payment for the legal rights to its former name in Western Pennsylvania in the first half of 2001.  No such payment was received in 2002.

Non-interest income as a percentage of total revenue averaged 41.0% in the first half of 2002 compared to 35.8% for the first half of 2001.  Excluding investment security gains, the comparative was 35.7% in the first six months of 2002 compared to 34.0% for the same 2001 period.  To provide a longer-term perspective for this comparison, the ratio of non-interest income to total revenue averaged 28.3% for the full year 1997.  The continued growth and diversification of non-interest income is a key strategic goal of AmeriServ Financial.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first six months of 2002 totaled $21.0 million; a $1.0 million or 5.1% increase from the first six months 2001 performance.  Factors contributing to the increase in non-interest expense in 2002 included:

a $710,000 increase in salaries and employee benefits due to higher medical insurance premiums, increased sales incentive based compensation, and salary increases.

a $156,000 increase in the impairment charge on mortgage servicing rights due to the previously discussed increase in mortgage prepayment speeds resulting from the lower interest rate environment.

a $650,000 decrease in amortization expense on intangible assets due to the adoption of Statement of Financial Accounting Standards 142 which requires that goodwill no longer be amortized but reviewed annually for impairment.

a $232,000 increase in professional fees due to higher legal fees and other professional fees.  Approximately $100,000 of the increase reflects payments to a consultant who receives a portion of the increased fees generated from the overdraft privilege program. This new program has significantly increased deposit service charge fee revenue.

.....INCOME TAX EXPENSE..... The Company recognized an income tax expense of $182,000 or an effective tax rate of 15.0% in the first half of 2002.  The Company recognized a provision for income taxes of $330,000 or an effective tax rate of 19.8% in the first half of 2001.  The Company’s effective tax rate was lower in the first six months of 2002 due to greater tax-free income from bank owned life insurance combined with a reduced level of pre-tax income.

.....NET OVERHEAD BURDEN..... The Company's efficiency ratio (non-interest expense divided by total revenue) averaged 89.0% in the first half of 2002 compared to an 87.3% efficiency ratio reported for the first half of 2001.  The amortization of core deposit intangible assets creates a $1.4 million annual non-cash charge that negatively impacts the efficiency ratio. The efficiency ratio for the first half of 2002, stated on a cash basis excluding the intangible amortization, was 85.9% or approximately 3.1% lower than the reported efficiency ratio. The Company’s efficiency ratio was also negatively impacted by the April 2000 Three Rivers Bank spin-off as all interest costs associated with the guaranteed junior subordinated deferrable interest debentures ($2.9 million annually) remained with the Company.  The Company is focusing on improving its efficiency ratio throughout the remainder of 2002 and will be executing contingency strategies to help achieve this objective.  See further discussion under the forward-looking section of the MD&A.

….SEGMENT RESULTS…. Note 16 presents the results of the Company’s key business segments and identifies their net income contribution and risk-adjusted return on equity performance.  When comparing the first half 2002 to the first half 2001, the Trust segment again produced the highest ROE averaging 28.1% in 2002 compared to 31.9% in 2001. Trust’s net income contribution decreased to $440,000 in the first half 2002 due in part to lower market-based fee revenue resulting from the declines in equity values over the past year.  Union business development continues to be a growing source of trust revenue.  Over the past 5 years, the annual trust gross revenue contribution from union business has grown from $305,000 or 7.6% of gross trust revenue in 1997 to $890,000 or 18.7% in 2001.  The net income contribution from retail banking increased to $2.5 million in the first half of 2002 due to increased net interest income and higher non-interest income resulting from the overdraft privilege product.  Commercial Lending ROE decreased from 12.8% to 3.8% due to a higher loan loss provision and increased level of non-performing assets.

The Company continued to experience earnings pressure in mortgage banking as that segment reported a net loss of ($799,000) in the first six months of 2002 compared to a net loss of ($728,000) for the first half of 2001.  This negative performance reflects the previously discussed non-cash impairment charge on mortgage servicing rights that amounted to $664,000 in the first half of 2002.  The use of escrow related deposits at AmeriServ Financial Bank did help the performance of the mortgage banking segment.  The net loss and ROE in the investment/parent segment improved to ($1.5 million) and (11.6%) due to increased revenue earned on leveraged assets in the first half of 2002 as a result of higher investment security gains. The Parent Company benefited from a $300,000 payment for the legal rights to its former name in the first half of 2001.  No such payment was received in 2002.  The Three Rivers Bank spin-off also negatively impacted the investment/parent performance as all interest costs associated with the Company’s guaranteed junior subordinated deferrable interest debentures remained with AmeriServ Financial.

.....BALANCE SHEET..... The Company's total consolidated assets were $1.20 billion at June 30, 2002, compared with $1.34 billion at June 30, 2001, which represents a decrease of $139 million or 10.4%. The Company’s June 30, 2002 total assets were comparable with the December 31, 2001 total.  This decline in assets from the prior year occurred in the investment securities portfolio.  Total investment securities decreased by $161 million as the Company took advantage of the lower interest rate environment to reposition and reduce the size of its investment security portfolio since the fourth quarter of 2001. The Company sold securities to shorten the portfolio duration and reduce the number of securities that had risks of accelerated prepayment or extension.  Loans and loans held for sale totaled $601 million at June 30, 2002, which represented an increase of $30 million or 5.2% from June 30, 2001. The loan growth occurred primarily in commercial real-estate loans and reflects continued successful new business generation in the State College market.  Overall, the Company’s commercial loan and commercial real estate portfolio has good geographic diversification beyond its primary market of Cambria County.  The Company’s largest geographic concentration is in the more demographically attractive State College (Centre County) market with 21% of the commercial portfolio in that market.  The Company’s second highest concentration is in Allegheny County (Pittsburgh) with 20% of the commercial portfolio in that market.  The Cambria/Somerset County market is next with 18% of the commercial loan portfolio followed by Blair County (Altoona) at 7% and Westmoreland County (Greensburg) at 5%.

The Company’s deposits totaled $706 million at June 30, 2002, an increase of $39 million or 5.9% when compared to June 30, 2001, and an increase of $29 million or 4.3% when compared to December 31, 2001.  The factors causing this strong deposit growth were previously discussed in the net interest income section of this MD&A.  Additionally, the Company believes that the volatility in the equity markets also contributed to an inflow of deposits into the bank.  As a result of a combination of deposit growth and deleverage of the investment securities portfolio, the Company’s total borrowed funds declined by $181 million or 31.3% from June 30, 2001,and $28 million or 6.7% since December 31, 2001.

#

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

#

	June 30,	December 31,	June 30,
	2002	2001	2001
Total loan delinquency (past due
30 to 89 days)	$12,199	$11,905	$8,487
Total non-accrual loans	5,220	9,303	2,045
Total non-performing assets*	5,668	10,044	3,820
Loan delinquency, as a percentage
of total loans and loans held
for sale, net of unearned income	2.03%	1.99%	1.49%
Non-accrual loans, as a percentage
of total loans and loans held
for sale, net of unearned income	0.87	1.55	0.36
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.94	1.67	0.67

     *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

The Company’s level of non-performing assets dropped from $10.0 million or 1.67% of total loans at December 31, 2001, to $5.7 million or 0.94% of total loans at June 30, 2002.  The Company completed in the second quarter of 2002 the workout of its largest non-performing asset (a $2.9 million commercial lease in the steel industry).  This workout included a $1.6 million charge-off and a $1.3 million secured loan to the new buyer of the equipment.

Of the Company’s total $5.7 million of non-performing assets at June 30, 2002, $3.1 million are commercial loan and leases with the remaining $2.6 million related to residential mortgage loans.  Minimal losses are expected from the residential mortgage portfolio, as historically residential mortgage losses for the Company have been less than 0.04%.

One commercial loan account totals $2.3 million and represents 73% of the commercial non-performing balance at June 30, 2002.  The account is to a local logging company. This borrower declared Chapter 11 bankruptcy in the third quarter of 2001 as a result of a significant decline in business due to the slowing national economy.  The borrower then closed the business and this was converted to a Chapter 7 liquidation in the first quarter of 2002.  The Company’s position is secured by the lumber mill and related equipment along with government guarantees on portions of the loan balance from both the Small Business Administration and a program administered by the U.S. Department of Agriculture.  An auction to sell some of the assets is scheduled to occur during the third quarter of 2002.  Consequently, the Company believes its exposure to loss is limited due to the strong guarantee position.  The Company charged-off approximately $100,000 of the non-guaranteed portion in the first quarter of 2002 and has established an allocation of  $303,000 within the loan loss reserve for its remaining exposure on this credit.

The overall increase in total loan delinquency to $12.2 million or 2.03% of total loans at June 30, 2002 is due to the weaker economic environment over the past year.  Delinquency was negatively impacted by a $2.7 million commercial loan which was 60 days past due at the end of the second quarter.  This loan is to a borrower owning several restaurants, three of which are located at the Greater Pittsburgh International Airport.  The borrower has been impacted by reduced traffic at the airport and has filed for bankruptcy protection.  The Company is carefully monitoring this credit and the borrower’s counsel is evaluating a pending sales agreement for three of the five restaurant locations.

At all dates presented, the Company had no troubled debt restructurings that involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2002	2001	2001
Allowance for loan losses	$ 5,518	$ 5,830	$ 5,462
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
Net of unearned income	0.92%	0.97%	0.96%
total delinquent loans
(past due 30 to 89 days)	45.23	48.97	64.36
total non-accrual loans	105.71	62.67	267.09
total non-performing assets	97.35	58.04	142.98

Since December 31, 2001, the Company’s loan loss reserve coverage of total non-performing assets improved to 97% due to a lower level of non-performing assets.  The loan loss reserve to total loans ratio decreased modestly to 0.92% for that same period.  The Company currently expects to provision a minimum of $600,000 in the third quarter of 2002 and will further increase that amount, if needed, pending the workout of the previously discussed problem credits and any additional asset quality problems that would develop.

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

The following table presents an analysis of the sensitivity inherent in the Company’s net interest income, net income and market value of portfolio equity.  For the net interest income and net income simulations, the interest rate scenarios in the table compare the Company’s base forecast or most likely rate scenario to scenarios which reflect ramped increases and decreases in interest rates of 200 basis points.  The Company’s most likely rate scenario is based upon published economic consensus estimates.  Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s expected balance sheet composition that was developed under the most likely interest rate scenario for the simulations.  For market value of portfolio equity analysis, the Company uses its existing balance sheet composition under a flat interest rate scenario and compares that to immediate increases and decreases in interest rates of 200 basis points.

Interest Rate Scenario	Variability of Net Interest Income	Variability of Net Income	Change In Market Value of Portfolio Equity

200bp increase	1.6%	43.5%	13.0%
200bp decrease	(4.6)%	(61.6)%	(44.4)%

As indicated in the table, the maximum positive variability of AmeriServ Financial's net interest income was 1.6% and net income was 43.5% under an upward rate shock forecast reflecting a 200 basis point increase in interest rates.  Market value of portfolio equity increased by 13.0% under this same scenario due to increased value of the Company’s core deposit base. The maximum negative variability of net income and market value of portfolio equity occurred in a 200 basis point downward rate shock and reflects further impairment of mortgage servicing rights in a falling interest rate environment.  Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

.....LIQUIDITY...... Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $7 million from December 31, 2001, to June 30, 2002, due primarily to $6 million of cash provided by operating activities.  Within investing activities, cash proceeds from investment security maturities and sales exceeded purchases of new investment securities by $11 million.  Cash advanced for new loan fundings and purchases totaled $118 million and was $6 million more than the cash received from loan principal payments and sales.  Within financing activities, net short-term borrowings and Federal Home Loan Bank advances decreased by $28 million.  This decline resulted from the Company’s decision to reduce its interest rate risk in the fourth quarter of 2001 and maintain a lower borrowed funds position in 2002.  The Company used $4 million of cash to pay common dividends to shareholders and service the dividend on the guaranteed junior subordinated deferrable interest debentures.  The Company has ample liquidity available to fund $185 million of outstanding commitments if they were fully drawn upon.

.....CAPITAL RESOURCES..... As presented in Note 15, the Company continues to be considered well capitalized as the asset leverage ratio was 7.46% and the Tier 1 capital ratio was 13.34% at June 30, 2002.  The Company currently targets an operating range of approximately 7.0%-7.50% for the asset leverage ratio because management and the Board of Directors believes that this level provides a balance between regulatory capital requirements and shareholder value needs. Note that the impact of other comprehensive income(loss) is excluded from the regulatory capital ratios. At June 30, 2002, accumulated other comprehensive income amounted to $3.1 million.  Additionally, the Company will generate approximately $1.4 million of tangible capital in 2002 due to the amortization of intangible assets.

The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, both the Company and its subsidiary bank are considered "well capitalized" under all applicable FDIC regulations.  It is the Company's intent to maintain the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium.

The Company’s annual common stock cash dividend is $0.36 per share.  The Company has adequate cash reserves to sustain the dividend at this level through the end of 2002.  Given the current economic climate, the Company’s Board of Directors will be carefully evaluating the Company’s future dividend policies during the second half of this year.

.....FORWARD LOOKING STATEMENT..... When assessing the Company’s financial performance for the first half of 2002 and the outlook for the remainder of the year, in a recent press release Orlando B. Hanselman, Chairman, President & CEO stated, “In my Chairman’s Letter to the Shareholder included in our 2001 Annual Report, I stated that our financial performance targets for 2002 assumed that an improving economy and increasing interest rate environment would begin approximately mid-year 2002.  I cautioned that if this did not occur our loan growth would be slower than anticipated, our net charge-offs could rise above expected levels, and the value of our mortgage servicing rights would be further impaired.  This more pessimistic scenario, unfortunately, has materialized.  Consequently, our previously disclosed earnings range of $0.36 to $0.38 net income per share for 2002 is no longer realistic.”

Hanselman continued “I also mentioned in my Chairman’s letter that our Company had contingency plans in place that would mitigate some, but certainly not all, of the impact of a negative economic environment.  We will begin to swiftly execute these contingency plans during the second half of 2002 given the current outlook for continued economic and market volatility and the strong likelihood that the Federal Reserve will not increase the federal funds rate in the near future.  The execution of these contingency plans should allow AmeriServ Financial for the second consecutive year to achieve net income per share growth of 10% for the full year 2002.”  Since the spin-off of Three Rivers Bank, AmeriServ Financial has reported net income per share of $0.13 for the year 2000 and $0.15 for the year 2001.

These contingency plans focus on strategies that balance improving the near term financial performance of the Company without sacrificing the longer-term strategic course that AmeriServ Financial has embarked on since the April 2000 spin-off of Three Rivers Bank.  The Company has recently implemented a hiring freeze and will be carefully evaluating marginally profitable business lines for possible exit.  Other contingency plans focus on further increasing revenue throughout the retail banking system, diligently focusing on reducing discretionary expenses, and deferring certain planned capital expenditures.  This approach will ensure that the four key areas of strategic focus for the Company are not compromised: geographic diversification and expansion, growth in share of market and share of wallet, income growth and diversification, and strategy differentiation.

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

Part II     Other Information

Item 4.     Submission of matters to a Vote of Security Holders

      The annual meeting of the shareholders of AMERISERV FINANCIAL, Inc. was held on April 23, 2002.  The result of the item submitted for a vote was as follows:

            Number of Votes

% of Total

Cast for Class I

Outstanding

                  Director

          Shares Voted

James M. Edwards, Sr.

         10,848,458

                  79.3

Rev. Christian R. Oravec

         10,885,770

                  79.5

Howard M. Picking, III

         10,864,814

                  79.4

Sara A. Sargent

         10,855,919

                  79.3

Robert L. Wise

         10,872,842

                  79.4

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

             3.1

Articles of Incorporation, Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

             3.2

Bylaws, Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.1

Agreement, dated May 24,2002, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.

10.2 Agreement, dated May 24, 2002, between AmeriServ Financial, Inc. and

Ray M. Fisher.

15.1

Statement regarding predecessor independent public accountant’s awareness letters

15.2

Report of Deloitte & Touche regarding unaudited interim financial statement information

99.1 Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:  On June 28, 2002, the Company dismissed Arthur Andersen LLP and appointed Deloitte & Touche LLP as its new independent accountants.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.

Registrant

Date: August 13, 2002

 \s\Orlando B. Hanselman

Orlando B.  Hanselman

Chairman, President and

Chief Executive Officer

Date: August 13, 2002

\s\Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

July 19, 2002

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

The Audit Committee of the Company's Board of Directors consists solely of outside directors.  The Audit Committee meets periodically with management and the independent accountants to discuss audit, financial reporting, and related matters.  Deloitte & Touche LLP and the Company's internal auditors have direct access to the Audit Committee.

\s\Orlando B. Hanselman

\s\Jeffrey A. Stopko

Orlando B. Hanselman

Jeffrey A. Stopko

Chairman, President &

Senior Vice President &

Chief Executive Officer

Chief Financial Officer

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

AmeriServ Financial, Inc.

Johnstown, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries as of June 30, 2002, the related consolidated statement of income for the three-month and six-month periods then ended, and the related statement of cash flows for the six-month period then ended.  These financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements as of June 30, 2002, and for the three- and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

July 19, 2002

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANT’S REVIEW REPORTS

This is a copy of a review report previously issued by Arthur Andersen LLP (“Andersen”).  The report has not been reissued by Andersen nor has Andersen provided an awareness letter for the inclusion of its report in this Current Report on Form 10-Q.

COPY

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and

Board of Directors of

AmeriServ Financial, Inc.:

We have reviewed the accompanying consolidated balance sheets of AmeriServ Financial, Inc. (a Pennsylvania corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three and six month periods then ended.  These financial statements are the responsibility of the Company's management.

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

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,

July 13, 2001

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANT’S REVIEW REPORTS

This is a copy of a review report previously issued by Arthur Andersen LLP (“Andersen”).  The report has not been reissued by Andersen nor has Andersen provided an awareness letter for the inclusion of its report in this Current Report on Form 10-Q.

COPY

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

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,

April 12, 2002

#

Exhibit 10.1

AGREEMENT

This Agreement (the "Agreement") made the 24th day of

May 2002, by and between AmeriServ Financial, Inc. (the "Company"), a Pennsylvania corporation, having its principal place of business at 216 Franklin Street, Post Office Box 430, Johnstown, Pennsylvania 15907-0430, and JEFFREY A. STOPKO ("Executive").

WHEREAS, the Executive is the Senior Vice President, CFO and Treasurer of the Company.

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

(a)

any reduction in the Executive's annual base

salary in effect on the day immediately prior to the date of a Change in Control;

(e)  any failure to continue the Executive’s participation, on substantially similar terms, in any incentive compensation or bonus plans of the Company in which the Executive participated in immediately prior to the Change in Control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to the Executive under any of such plans;

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

(a)

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

(a)

Conviction of a felony or of any crime involving

moral turpitude, fraud or deceit;

(b)

Adjudication as a bankrupt under the United

States Bankruptcy Code.

1.

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

In the event the Executive is ineligible to continue

participation in the employee retirement plan of the Company and/or any supplemental executive retirement plan (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan or in any of Company’s life, disability or medical insurance plans or programs, the Company shall, in lieu of such participation, pay the Executive a dollar amount equal to the dollar amount of the benefit forfeited by the Executive as a result of such ineligibility or a dollar amount equal to the cost to the Executive to obtain such benefits in the case of any life, disability or medical insurance plans or programs.

6.  Beneficiary.  Should the Executive die after entitlement but prior to payment in full of amounts due pursuant to Section 5(a)(i) hereof, such monthly payments shall continue (if such payment option was so elected by Executive) to the Executive's designated beneficiary or his estate until such entitlement has been paid in full.

1.

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

2.

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

Attest:

AmeriServ Financial, Inc.

/s/Betty L. Jakell

 By:/s/Orlando B. Hanselman

Secretary

Orlando B. Hanselman

Chairman, President & CEO

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Address:  128 Luna Lane

Johnstown, PA 15904-3068

#

Exhibit 10.2

AGREEMENT

This Agreement (the "Agreement") made the 24th day of

May 2002, by and between AmeriServ Financial, Inc. (the "Company"), a Pennsylvania corporation, having its principal place of business at 216 Franklin Street, Post Office Box 430, Johnstown, Pennsylvania 15907-0430, and RAY M. FISHER

("Executive").

WHEREAS, the Executive is the President and Chief Executive Officer of AmeriServ Associates, Inc., ("AmeriServ Associates"), a subsidiary of the Company, directly owned by the Company.

WHEREAS, the Board of Directors of the Company (the "Board") has determined that it is in the best interest of the Company and its shareholders to ensure that the Company and AmeriServ Associates will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change in Control (as defined below) of the Company.  The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change in Control and to encourage the Executive's full attention and dedication to

AmeriServ Associates currently and in the event of any threatened or pending Change in Control, and to provide the Executive with compensation and benefits arrangements upon a Change in Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations.

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

1.

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

3.  Triggering Events.  If a Change in Control shall occur and if thereafter, at any time during the term of this Agreement there shall be:

(a)  any involuntary termination of the Executive by  AmeriServ Associates, other than for Cause as defined in Section 4 below;

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

(a)

any reduction in the Executive's annual base

salary in effect on the day immediately prior to the date of a Change in Control;

(b)

any failure to continue the Executive's

participation, on substantially similar terms, in any incentive compensation or bonus plans of AmeriServ Associates in which the Executive participated in immediately prior to the Change in Control, or any change or amendment to any of the substantive provisions of any of such plans which would materially decrease the potential benefits to the Executive under any of such plans;

(f)  any failure to provide the Executive with benefits at least as favorable as those enjoyed by the Executive under any pension, life insurance, medical, health and accident, disability or other employee plans of AmeriServ Associates in which the Executive participated in immediately prior to the time of the Change in Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change in Control, unless such reduction relates to a reduction in benefits applicable to all employees generally; or

(a)

any breach of any provision of this Agreement by

the Company or AmeriServ Associates, which breach shall not have been cured by the Company or AmeriServ Associates within thirty (30) days of the Company's receipt from the Executive or his agent of written notice specifying in reasonable detail the nature of the Company's or AmeriServ Associates’ breach;

then Executive, at his sole discretion, may upon no less than ninety (90) days written notice to Company, resign from employment with AmeriServ Associates (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering written notice to the Company at any time during the term of this Agreement.

4.  Termination of Executive for Cause.  Upon or following a Change in Control, the Company or AmeriServ Associates shall have the right at any time to terminate the Executive's employment for Cause.  In such event, the Company shall give prompt notice to the Executive, specifying in reasonable detail the basis for such termination.  For purposes of this Agreement, "Cause" shall mean the following conduct of the Executive:

(a)  Material breach of any provision of this Agreement, which breach Executive shall have failed to cure within thirty (30) days after Employee's receipt of written notice from the Company specifying the specific nature of the Executive's breach;

(b)  Willful misconduct of Executive that is materially inimical to the best interests, monetary or otherwise, of the Company or AmeriServ Associates;

(c)  Conviction of a felony or of any crime involving moral turpitude, fraud or deceit;

(a)

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

In the event the Executive is ineligible to continue participation in the employee retirement plan of AmeriServ

Associates and/or any supplemental executive retirement plan (including deferred profit sharing plan) or other plan in effect during the term of this Agreement designed to supplement payments made under such employee retirement plan or in any of AmeriServ Associates' life, disability or medical insurance plans or programs, the Company shall, in lieu of such participation, pay the Executive a dollar amount equal to the dollar amount of the benefit forfeited by the Executive as a result of such ineligibility or a dollar amount equal to the cost to the Executive to obtain such benefits in the case of any life, disability or medical insurance plans or programs.

6.  Beneficiary.  Should the Executive die after entitlement but prior to payment in full of amounts due pursuant to Section 5(a)(i) hereof, such monthly payments shall continue (if such payment option was so elected by Executive) to the Executive's designated beneficiary or his estate until such entitlement has been paid in full.

7.  Employment at Will.  This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof and, subject to the provisions of any other agreement between the Executive and the Company, the Executive shall remain an employee at will and nothing herein shall confer upon the Executive any right to continued employment and shall not affect the right of AmeriServ Associates to terminate the Executive for any reason not prohibited by law;

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

9.  Assignment.  This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company, and the Company shall require any successor to expressly acknowledge and assume its obligation hereunder.  This Agreement shall be void and no further force and effect upon the Company's sale of all the voting stock or assets of AmeriServ Associates to an unrelated third party or to combine with another Company affiliate, except if it is reasonably demonstrated such sale was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or such sale otherwise arose in connection with or in anticipation of a Change in Control.  This Agreement shall inure to the extent provided hereunder to the benefit of and be enforceable by the Executive or his/her legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.  The Executive may not delegate any of his/her duties, responsibilities, obligations or positions hereunder to any person and any such purported delegation by him/her shall be void and of no force and effect.

10.  Prior Termination.  Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with

AmeriServ Associates is terminated prior to the date on which a Change in Control occurs either (a) by the Company or AmeriServ Associates other than for Cause or (b) by the Executive for any one of the reasons set forth in Section 3 hereof, and it is reasonably demonstrated that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect the Change in Control or (ii) otherwise arose in connection with or anticipation of the Change in Control, then for all purposes of this Agreement the termination shall deemed to have occurred upon a Change in Control and the Executive will be entitled to the compensation and benefits provided for in Section 5 hereof.

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

Attest:

AmeriServ Financial, Inc.

/s/Betty L. Jakell

 By:/s/Orlando B. Hanselman

Secretary

Orlando B. Hanselman

Chairman, President & CEO

/s/Ray M.Fisher

Ray M. Fisher

Address:  160 E. 5th Avenue

Bellefonte, PA 16823-2651

#

Exhibit 15.1

We have attempted and have been unable to obtain from Arthur Andersen LLP (“Andersen”) an awareness letter for the reissuance of their review report on our consolidated balance sheet as of June 30, 2001 and the related consolidated statements of income for the three month and six month periods ended June 30, 2001 and the related consolidated statement of cash flows for the six month period ended June 30, 2001, nor for the reissuance of their review report on our consolidated balance sheet as of March 31, 2002 and the related consolidated statement of income and of cash flows for the three month period ended March 31, 2002.  As such, we have included copies of Andersen’s prior review reports in the filing and will prominently disclose the fact that the review reports are copies and that they have not been reissued by Andersen.

#

Exhibit 15.2

August 13, 2002

AmeriServ Financial, Inc.

216 Franklin St., P.O. Box 430

Johnstown, PA  15907

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of AmeriServ Financial, Inc. and subsidiaries for the period ended June 30, 2002, as indicated in our report dated July 23, 2002; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated by reference in Registration Statement No. 33-56604 on Form S-3; Registration Statement No. 33-53935 on Form S-8; Registration Statement No. 33-55845 on Form S-8; Registration Statement No. 33-55207 on Form S-8; and Registration Statement No. 33-55211 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

#

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Orlando B. Hanselman, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1)

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Orlando B. Hanselman

Chairman, President and

Chief Executive Officer

August 13, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1.  The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

August 13, 2002

#