Form 10-Q
period 2002-09-30
AMERISERV FINANCIAL INC /PA/
filed 2002-11-13
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                         September 30, 2002

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

      Outstanding at November 1, 2002

Common Stock, par value $2.50

              13,882,301

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
▲ Red Eagle Associates
▮ AmeriServ Mortgage Company
✪ AmeriServ Trust & Financial Services Company
▼ AmeriServ Financial Union Specialty Office
◆ Mt. Nittany Mortgage
CENTRE
State College
ALLEGHENY
Pittsburgh
Greensburg
WESTMORELAND
CAMBRIA
Altoona
BLAIR
DAUPHIN
Johnstown
four offices
Harrisburg
SOMERSET

      AmeriServ Financial, Inc.

                                                                    CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,	September 30,
	2002	2001	2001
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$ 28,002	$ 28,461	$ 20,186
Interest bearing deposits with banks	327	660	161
Investment securities:
Available for sale	491,861	498,626	620,212
Loans held for sale	4,015	6,180	2,510
Loans	595,832	600,920	591,116
Less: Unearned income	5,562	7,619	6,996
Allowance for loan losses	5,757	5,830	5,692
Net loans	584,513	587,471	578,428
Premises and equipment	12,967	13,466	13,228
Accrued income receivable	6,404	6,667	7,597
Mortgage servicing rights	5,146	7,828	7,723
Goodwill	9,743	9,743	10,068
Core deposit intangibles	6,509	7,583	7,941
Bank owned life insurance	27,990	27,289	26,975
Other assets	5,201	4,885	5,862
TOTAL ASSETS	$ 1,182,678	$ 1,198,859	$ 1,300,891

LIABILITIES
Non-interest bearing deposits	$ 101,439	$ 94,891	$ 81,467
Interest bearing deposits	573,134	581,455	568,702
Total deposits	674,573	676,346	650,169
Federal funds purchased and securities sold under
agreements to repurchase	4,650	6,667	7,695
Other short-term borrowings	86,683	6,187	63,484
Advances from Federal Home Loan Bank	284,855	377,311	437,240
Guaranteed junior subordinated deferrable interest debentures	34,500	34,500	34,500
Long-term debt	-	-	238
Total borrowed funds	410,688	424,665	543,157

Other liabilities	17,706	18,358	22,196
TOTAL LIABILITIES	1,102,967	1,119,369	1,215,522

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 17,902,514 shares issued and 13,811,595 outstanding on September 30, 2002; 17,733,330 shares issued and 13,642,411 outstanding on December 31, 2001; 17,687,865 shares issued and 13,596,946 outstanding on September 30, 2001	45,146	44,333	44,220
Treasury stock at cost, 4,090,919 shares for all periods presented	(65,824)	(65,824)	(65,824)
Surplus	67,026	66,423	66,328
Retained earnings	28,427	35,329	36,156
Unearned compensation	(584)	-	-
Accumulated other comprehensive income (loss)	5,520	(771)	4,489
TOTAL STOCKHOLDERS' EQUITY	79,711	79,490	85,369
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,182,678	$ 1,198,859	$ 1,300,891

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 10,191	$ 11,058	$ 31,187	$ 33,876
Deposits with banks	70	165	246	453
Federal funds sold	1	5	9	17
Investment securities:
Available for sale	5,940	9,337	19,091	28,390
Total Interest Income	16,202	20,565	50,533	62,736

INTEREST EXPENSE
Deposits	4,015	5,375	12,519	16,892
Federal funds purchased and securities sold under agreements to repurchase	13	32	43	116
Other short-term borrowings	325	452	613	1,543
Advances from Federal Home Loan Bank	4,315	7,079	14,454	20,759
Guaranteed junior subordinated deferrable interest debentures	740	740	2,220	2,220
Long-term debt	-	20	-	48
Total Interest Expense	9,408	13,698	29,849	41,578

NET INTEREST INCOME	6,794	6,867	20,684	21,158
Provision for loan losses	3,380	315	4,735	960

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,414	6,552	15,949	20,198

NON-INTEREST INCOME
Trust fees	1,077	1,114	3,591	3,565
Net realized gains on investment securities	1,356	179	3,307	813
Net realized gains on loans held for sale	160	186	425	532
Service charges on deposit accounts	732	523	2,100	1,470
Net mortgage servicing fees	97	92	312	301
Bank owned life insurance	309	313	1,180	934
Gain on sale of branch	-	1,396	-	1,396
Other income	1,198	1,508	3,686	4,286
Total Non-Interest Income	4,929	5,311	14,601	13,297

NON-INTEREST EXPENSE
Salaries and employee benefits	5,342	4,877	15,615	14,440
Net occupancy expense	682	641	2,171	2,043
Equipment expense	741	684	2,292	2,181
Professional fees	1,057	678	2,654	2,043
Supplies, postage and freight	371	370	1,123	1,133
Miscellaneous taxes and insurance	398	382	1,219	1,089
FDIC deposit insurance expense	28	29	86	91
Amortization of goodwill	-	325	-	975
Amortization of core deposit intangibles	358	358	1,074	1,074
Impairment charge for mortgage servicing rights	3,034	1,636	3,698	2,144
Wholesale mortgage production exit costs	-	(152)	(40)	(255)
Restructuring costs	920	-	920	-
Other expense	2,074	1,800	5,184	4,638
Total Non-Interest Expense	$ 15,005	$ 11,628	$ 35,996	$ 31,596

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENS OF OPERATIONS

CONTINUED FROM PREVIOUS PAGE

(In thousands)

 Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

INCOME(LOSS) BEFORE INCOME TAXES	$ (6,662)	$ 235	$ (5,446)	$ 1,899
Provision (benefit) for income taxes	(2,438)	(5)	(2,256)	325

NET INCOME(LOSS)	$ (4,224)	$ 240	$ (3,190)	$ 1,574

PER COMMON SHARE DATA:
Basic:
Net income(loss)	$ (0.31)	$ 0.02	$ (0.23)	$ 0.12
Average shares outstanding	13,800	13,589	13,746	13,543
Diluted:
Net income(loss)	$ (0.31)	$ 0.02	$ (0.23)	$ 0.12
Average shares outstanding	13,801	13,629	13,766	13,547
Cash dividends declared	$ 0.09	$ 0.09	$ 0.27	$ 0.27

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                          (In thousands)

Unaudited

	September 30, 2002	September 30, 2001

PREFERRED STOCK

Balance at beginning of period	$ -	$ -
Balance at end of period	-	-

COMMON STOCK

Balance at beginning of period	44,333	43,857
Stock options exercised / new shares issued	813	363
Balance at end of period	45,146	44,220

TREASURY STOCK

Balance at beginning of period	(65,824)	(65,824)
Treasury stock, at cost	-	-
Balance at end of period	(65,824)	(65,824)

CAPITAL SURPLUS

Balance at beginning of period	66,423	66,016
Stock options exercised / new shares issued	603	312
Balance at end of period	67,026	66,328

RETAINED EARNINGS

Balance at beginning of period	35,329	38,238
Net income (loss)	(3,190)	1,574
Cash dividends declared	(3,712)	(3,656)
Balance at end of period	28,427	36,156

UNEARNED COMPENSATION

Balance at beginning of period	-	-
Supplemental executive retirement plan	(584)	-
Balance at end of period	(584)	-

ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

Balance at beginning of period	(771)	(3,880)
Other comprehensive income, net of tax	6,291	8,369
Balance at end of period	5,520	4,489

TOTAL STOCKHOLDERS' EQUITY	$ 79,711	$ 85,369

See accompanying notes to consolidated financial statements.

      AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001
OPERATING ACTIVITIES
Net income (loss)	$ (3,190)	$ 1,574
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	4,735	960
Depreciation expense	1,451	1,316
Amortization expense of goodwill and core deposit intangibles	1,074	2,049
Amortization expense of mortgage servicing rights	1,301	1,127
Impairment charge for mortgage servicing rights	3,698	2,144
Net amortization of investment securities	1,248	1,060
Net realized gains on investment securities	(3,307)	(813)
Net realized gains on loans and loans held for sale	(425)	(532)
Origination of mortgage loans held for sale	(44,057)	(11,875)
Sales of mortgage loans held for sale	46,222	20,161
Decrease in accrued income receivable	263	996
Decrease in accrued expense payable	(1,795)	(1,329)
Net cash provided by operating activities	7,218	16,838

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(593,475)	(443,658)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	106,336	121,644
Proceeds from sales of investment securities and
other short-term investments – available for sale	504,675	266,705
Long-term loans originated	(137,174)	(118,149)
Loans held for sale	(4,015)	(2,510)
Principal collected on long-term loans	158,138	135,279
Loans purchased or participated	(19,535)	(26,535)
Loans sold or participated	103	6,650
Net decrease (increase) in other short-term loans	1,131	(52)
Purchases of premises and equipment	(952)	(1,661)
Sale/retirement of premises and equipment	-	647
Net purchase of mortgage servicing rights	(2,317)	(1,083)
Net increase in other assets	(3,438)	(7,655)
Net cash provided (used) by investing activities	9,477	(70,378)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	242,146	139,262
Payments for maturing certificates of deposit	(246,178)	(134,457)
Net increase (decrease) in demand and savings deposits	2,259	(13,700)
Net increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	78,479	20,094
Net principal (repayments) borrowings of advances from
Federal Home Loan Bank	(92,456)	23,889
Repayments of long-term debt	-	(1,406)
Common stock cash dividends paid	(3,712)	(3,656)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(2,187)	(2,187)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	832	675
Net increase in other liabilities	3,330	9,501
Net cash (used) provided by financing activities	(17,487)	38,015

NET DECREASE IN CASH EQUIVALENTS	(792)	(15,525)
CASH EQUIVALENTS AT JANUARY 1	29,121	35,872
CASH EQUIVALENTS AT SEPTEMBER 30	$ 28,329	$ 20,347

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

On April 24, 2001, USBANCORP, Inc. announced that it had changed its name effective May 7, 2001, to AmeriServ Financial, Inc. The consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), AmeriServ Associates, Inc., (AmeriServ Associates) and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 24 locations in Pennsylvania.  The Trust Company offers a complete range of trust and financial services and has $1.1 billion in assets under management.  The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.  In the fourth quarter of 2001, Standard Mortgage Corporation of Georgia (SMC) was sold by the Company to the Bank.  SMC is a mortgage banking company whose business includes the servicing of mortgage loans.  AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

3.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and dilutive common stock equivalent shares. Treasury shares are treated as retired for earnings per share purposes.  Options to purchase 467,582 and 484,313 shares of common stock were outstanding during the first nine months of 2002 and 2001, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

4.   Comprehensive Income

For the Company, comprehensive income primarily includes net income and unrealized gains and losses from available for sale investment securities and derivatives that qualify as cashflow hedges.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
Net income (loss)	$ (4,224)	$ 240	$ (3,190)	$ 1,574

Other comprehensive income (loss), before tax:

Gains (losses) on cashflow hedges arising during period	-	607	1,231	(482)
Minimum pension liability adjustment	-	-	(173)	-
Unrealized holding gains arising during period on investment securities	5,075	11,510	11,781	15,730
Less: reclassification adjustment for gains
included in net income	1,356	179	3,307	813
Other comprehensive income, before tax:	3,719	11,938	9,532	14,435
Income tax expense related to items
of other comprehensive income	1,264	4,178	3,241	5,052
Other comprehensive income, net of tax:	2,455	7,760	6,291	9,383
Cumulative effect of change in accounting principle, net of tax	-	-	-	(1,014)

Comprehensive income (loss)	$ (1,769)	$ 8,000	$ 3,101	$ 9,943

5.   Consolidated Statement of Cash Flows

On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  For the Parent Company, cash equivalents also include short-term investments.  The Company made $584,000 in income tax payments in the first nine months of 2002 as compared to $482,000 for the first nine months of 2001.  Total interest expense paid amounted to $31,661,000 in 2002's first nine months compared to $42,907,000 in the same 2001 period.

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

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale:

September 30, 2002		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 12,169	$ 354	$ -	$ 12,523
U.S. Agency	16,345	307	-	16,652
State and municipal	1,262	49	-	1,311
U.S. Agency mortgage-backed
Securities	411,122	8,132	(64)	419,190
Other securities(1)	42,205	-	(20)	42,185
Total	$ 483,103	$ 8,842	$ (84)	$ 491,861

(1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At September 30, 2002, 95.3% of the portfolio was rated "AAA" compared to 96.8% at September 30, 2001. Approximately  4.3% of the portfolio was rated below "A" or unrated on September 30, 2002.

7.

Loans Held for Sale

At September 30, 2002, $4,015,000 of newly originated fixed-rate residential mortgage loans were classified as "held for sale."  It is management's intent to sell these residential mortgage loans during the next several months.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net gains (losses) on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statements of Operations.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2002	December 31, 2001	September 30, 2001
Commercial	$ 91,560	$ 123,523	$ 142,226
Commercial loans secured
by real estate	232,051	209,483	187,012
Real estate – mortgage	238,834	231,728	227,711
Consumer	33,387	36,186	34,167
Loans	595,832	600,920	591,116
Less: Unearned income	5,562	7,619	6,996
Loans, net of unearned income	$ 590,270	$ 593,301	$ 584,120

Real estate-construction loans comprised 7.7% of total loans net of unearned income at September 30, 2002.  The Company has no direct credit exposure to foreign countries.

9.

Allowance for Loan Losses and Charge-Off Procedures

As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business.  Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

 * a detailed review of all criticized and impaired loans to determine if any specific reserve allocations are required on an individual loan basis.  The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

*

the application of formula driven reserve allocations for all commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio.  The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.

* the application of formula driven reserve allocations to consumer and mortgage loans which are based upon historical charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical charge-off experience for consumer loans.

*

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

*

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

After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to evaluate the adequacy of the reserve.  The Company believes that the procedural discipline, systematic methodology, and comprehensive documentation of this quarterly process is in compliance with all regulatory requirements and provides appropriate support for accounting purposes.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
Balance at beginning of period	$ 5,518	$ 5,462	$ 5,830	$ 5,936
Charge-offs:
Commercial	3,071	118	5,103	1,013
Real estate-mortgage	117	29	235	184
Consumer	80	112	215	313
Total charge-offs	3,268	259	5,553	1,510
Recoveries:
Commercial	38	102	577	115
Real estate-mortgage	55	40	79	59
Consumer	34	32	89	132
Total recoveries	127	174	745	306

Net charge-offs	3,141	85	4,808	1,204
Provision for loan losses	3,380	315	4,735	960
Balance at end of period	$ 5,757	$ 5,692	$ 5,757	$ 5,692

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	2.08%	0.06%	1.08%	0.29%
Annualized provision for loan losses	2.24	0.22	1.07	0.23
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	0.97	0.97	0.97	0.97
Total classified loans	$13,816	$ 8,907	$13,816	$ 8,907

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 26 and 35, respectively.)

10.

Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon:  1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $8,282,000 and $8,578,000 being specifically identified as impaired and a corresponding reserve allocation of $448,000 and $533,000 at September 30, 2002, and September 30, 2001, respectively.  The average outstanding balance for loans being specifically identified as impaired was $10,421,000 for the nine months of 2002 compared to $6,565,000 for the nine months of 2001.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired  loans during the  nine months of 2002 was $298,000, compared to $227,000 for the nine months of 2001.

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

		September 30, 2002		December 31, 2001		September 30, 2001
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category		Category		Category
	Amount	to Loans	Amount	to Loans	Amount	to Loans
Commercial	$ 1,572	15.4%	$ 1,706	20.6%	$ 1,825	24.3%
Commercial
Loans secured
by real estate	2,423	39.0	2,874	34.9	1,784	31.9
Real estate -
mortgage	417	40.9	403	39.7	385	39.2
Consumer	641	4.7	596	4.8	553	4.6
Allocation to
General risk	704	-	251	-	1,145	-
Total	$ 5,757	100.0%	$ 5,830	100.0%	$ 5,692	100.0%

Even though residential real estate-mortgage loans comprise approximately 41% of the Company's total loan portfolio, only $417,000 or 7.2% of the total allowance for loan losses is allocated against this loan category.  The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.  The Company has strengthened its allocations to the commercial and commercial real-estate components of the loan portfolio during 2002 and 2001.  Factors considered by the Company that led to increased qualitative allocations to the commercial segments of the portfolio included:  the slowing of the national and regional economies and its corresponding impact on the Company’s loan delinquency trends, the increase in concentration risk among our 25 largest borrowers compared to total loans and the overall growth in the average size associated with these credits.

At September 30, 2002, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.  The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur.  (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note 9.)

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2002	2001	2001

Non-accrual loans	$ 4,967	$ 9,303	$ 4,831
Loans past due 90
days or more	223	208	-
Other real estate owned	217	533	707
Total non-performing assets	$ 5,407	$ 10,044	$ 5,538
Total non-performing
assets as a percent
of loans and loans
held for sale, net
of unearned income,
and other real estate owned	0.91%	1.67%	0.94%

(For additional information refer to the "Loan Quality" section in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 35.)

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

Three Months Ended	Nine Months Ended
September 30,	September 30,
	2002	2001	2002	2001
Interest income due in accordance
with original terms	$101	$ 75	$ 343	$ 263
Less: interest income recorded	-	-	1	-
Net reduction in interest income	$101	$ 75	$ 342	$ 263

12.  Derivative Hedging Instruments

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".  At September 30, 2002 the Company had no interest rate swaps outstanding.   At September 30, 2001, the Company had interest rate swap agreements that effectively converted a notional amount of  $180 million from floating-rates to fixed-rates. The fair value of these contracts was recorded in the Company's balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax.

    Borrowed Funds Hedges

The Company had entered into interest rate swaps to hedge short-term borrowings used to leverage the balance sheet.  Specifically, FHLB advances which reprice between 30 days and 90 days were used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to five years.   Under these swap agreements, the Company paid a fixed-rate of interest and received a floating-rate which reset either monthly or quarterly.  These interest rate swaps qualified as cashflow hedges for the Company. The following table summarizes the interest rate transactions, which impacted the Company’s first nine months of 2002 performance:

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

13.   Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets under which goodwill and other intangible assets with indefinite lives are not amortized.  Such intangibles were evaluated for impairment as of January 1, 2002 (any such impairment at the date of adoption would have been reflected as a change in accounting principle).  In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense.   The Company’s only intangible, other than goodwill, is its core deposit intangible, which the Company currently believes has a finite life.  The Company completed its initial goodwill impairment test in the second quarter of 2002.  This evaluation indicated that there was no impairment of the Company’s goodwill.  Of the Company’s total goodwill of $9.7 million, $9.5 million is allocated to the retail banking segment and $200,000 is allocated to the mortgage banking segment.

As of September 30, 2002, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $11.1 million.   The weighted average amortization period of the Company’s core deposit intangibles at September 30, 2002, is 5.75 years. Amortization expense for the nine months ended September 30, 2002 totaled $1,074,000.  Estimated amortization expense for the remainder of 2002 and the next five years is summarized as follows (in thousands):

Remaining 2002	$ 358
2003	1,432
2004	1,007
2005	865
2006	865
2007	865
2008 and after	1,117

The following table reports pro forma information as if SFAS 142 had been adopted for all periods presented (in thousands, except per share data):

Three Months Ended	Nine Months Ended
September 30,	September 30,
	2002	2001	2002	2001
Reported net income(loss)	$(4,224)	$240	$(3,190)	$1,574
Goodwill amortization	-	325	-	975
Adjusted net income(loss)	(4,224)	565	(3,190)	2,549

Basic earnings (loss) per share	(0.31)	0.02	(0.23)	0.12
Goodwill amortization	-	0.02	-	0.07
Adjusted basic earnings (loss) per share	(0.31)	0.04	(0.23)	0.19

Diluted earnings (loss) per share	(0.31)	0.02	(0.23)	0.12
Goodwill amortization	-	0.02	-	0.07
Adjusted diluted earnings (loss) per share	(0.31)	0.04	(0.23)	0.19

In October of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.147, “Acquisition of Certain Financial Institutions.”  SFAS No.147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution and also provides guidance on the accounting for the impairment or disposal of acquired long-term customer relationship intangible assets.  The Company is currently evaluating the effect that adoption of the provisions of SFAS # 147 will have on its results of operation and financial position.

14.  Federal Home Loan Bank Borrowings

Total FHLB borrowings consist of the following at September 30, 2002, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 83,596	1.94%

Advances and	2002	10,000	6.03
wholesale repurchase	2003	48,750	4.62
agreements	2004	-	-
	2005	15,000	6.74
	2006 and after	211,105	5.98

Total advances and		284,855	5.79
wholesale repurchase
Agreements

Total FHLB borrowings		$ 368,451	4.92%

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

#

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes that as of September 30, 2002, the Company met all capital adequacy requirements to which it is subject.

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 97,682	14.50%	$ 53,906	8.00%	$ 67,383	10.00%
Bank	89,950	13.43	53,564	8.00	66,955	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	81,982	12.17	26,953	4.00	40,430	6.00
Bank	84,193	12.57	26,782	4.00	40,173	6.00
Tier 1 Capital (to Average Assets)
Consolidated	81,982	7.00	46,839	4.00	58,548	5.00
Bank	84,193	7.26	46,384	4.00	57,980	5.00

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

The contribution of the major business segments to the consolidated results for the three and nine months periods of 2002 and 2001 were as follows (in thousands, except ratios):

Three months ended September 30, 2002	Net income (loss)	Risk adjusted return on equity	Total assets
Retail banking	$ 764	11.1%	$ 404,382
Commercial lending	(1,880)	(42.1)	267,159
Mortgage banking	(2,220)	(215.5)	14,477
Trust	31	4.2	1,874
Other fee based	(21)	(4.2)	2,925
Investment/Parent	(898)	(12.3)	491,861
Total	$ (4,224)	(20.2)%	$1,182,678

Three months ended September 30, 2001	Net income (loss)	Risk adjusted return on equity	Total assets
Retail banking	$ 2,158	31.7%	$ 384,190
Commercial lending	539	14.7	268,429
Mortgage banking	(1,110)	(82.7)	23,222
Trust	179	22.2	1,776
Other fee based	35	7.4	3,062
Investment/Parent	(1,561)	(21.5)	620,212
Total	$ 240	1.2%	$1,300,891

Nine months ended September 30, 2002	Net income (loss)	Risk adjusted return on equity	Total assets
Retail banking	$ 3,269	15.5%	$ 404,382
Commercial lending	(1,568)	(12.3)	267,159
Mortgage banking	(3,019)	(95.0)	14,477
Trust	471	20.4	1,874
Other fee based	44	3.0	2,925
Investment/Parent	(2,387)	(11.9)	491,861
Total	$ (3,190)	(5.2)%	$1,182,678

Nine months ended September 30, 2001	Net income (loss)	Risk adjusted return on equity	Total assets
Retail banking	$ 4,335	22.5%	$ 384,190
Commercial lending	1,509	13.4	268,429
Mortgage banking	(1,838)	(43.9)	23,222
Trust	659	28.5	1,776
Other fee based	143	10.3	3,062
Investment/Parent	(3,234)	(15.5)	620,212
Total	$ 1,574	2.6%	$1,300,891

#

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS

("M.D.& A.")

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

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

	Three Months Ended	Three Months Ended
	September 30, 2002	September 30, 2001
Net income (loss)	$ (4,224)	$ 240
Diluted earnings per share	(0.31)	0.02
Return on average equity	(20.19)%	1.18%
Cash Performance Data:
Cash earnings	$ (3,997)	$ 862
Cash earnings per diluted share	(0.29)	0.06
Return on average equity	(19.37)	4.29%

The Company reported a net loss of $4.2 million or $0.31 per share in the third quarter of 2002 compared to net income of $240,000 or $0.02 per share in the third quarter of 2001.  The net loss in the 2002 third quarter was due in part to a $920,000 restructuring charge associated with implementing the Company’s earnings improvement program.  The Company also incurred in the third quarter of 2002 a $3.0 million mortgage servicing impairment charge ($1.4 million greater than the third quarter 2001) and a $3.4 million loan loss provision ($3.1 million greater than the third quarter of 2001).  These three factors were the key items responsible for the third quarter 2002 loss.  The additional non-cash mortgage servicing impairment charges and the higher loan loss provision reflect the weak economic environment and skepticism in the equity markets which have caused further declines in interest rates to 40 year lows.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the third quarter of 2002 to the third quarter of 2001 (in thousands, except percentages):

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	$ Change	% Change
Interest income	$ 16,202	$ 20,565	(4,363)	(21.2)
Interest expense	9,408	13,698	(4,290)	(31.3)
Net interest income	6,794	6,867	(73)	(1.1)
Tax-equivalent adjustment	20	251	(231)	(92.0)
Net tax-equivalent interest income	$ 6,814	$ 7,118	(304)	(4.3)

Net interest margin	2.48%	2.35%	0.13	N/M

N/M - not meaningful

The Company’s net interest income in the third quarter of 2002 decreased by $73,000 or 1.1% from the prior year third quarter due to a reduced level of earning assets.  The decline in the level of earning assets was due to a $142 million reduction in the investment securities portfolio.  This decline resulted from the Company’s decision to reduce its interest rate risk in the fourth quarter of 2001 and maintain a lower borrowed funds position in 2002.  As a result of this action, the Company’s level of Federal Home Loan Bank advances and short-term borrowings to total assets averaged 31.6% in the third quarter of 2002 compared to 38.0% in the third quarter of 2001.

The reduced net interest income from a smaller earning asset base was partially offset by improvement in the net interest margin.  The Company’s net interest margin averaged 2.48% in the third quarter of 2002; 13 basis points better than the 2.35% net interest margin reported in the third quarter of 2001.  The April 15, 2002 maturity of an $80 million interest rate swap that had fixed the cost of certain borrowings at 6.92% was a key factor responsible for a lower cost of funds and the net interest margin increase.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the third quarter of 2002 decreased by $4.4 million or 21.2% when compared to the same 2001 quarter. This decrease was due to a $115 million decline in earning assets and a 95 basis point drop in the earning asset yield.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 111 basis points to 4.92% while the yield on the total loan portfolio decreased by 113 basis points to 6.74%. Both of these declines reflect the lower interest rate environment in place in 2002 as the Federal Reserve reduced the federal funds rate by an unprecedented 475 basis points during 2001 in an effort to stimulate economic growth.  These significant rate reductions have caused accelerated asset prepayments as borrowers have elected to refinance their higher fixed rate loans into lower cost borrowings.

The $115 million decline in the volume of earning assets was due to a $142 million reduction in investment securities.  The Company took advantage of the lower interest rate environment to reposition and profitably reduce the size of its investment securities portfolio during the fourth quarter of 2001 and throughout 2002.  This decline in investment securities was partially offset by a $31 million or 5.5% increase in total loans outstanding.  The loan growth occurred primarily in commercial real-estate loans and reflects continued successful new business generation in the State College market.  The Company has also successfully grown its variable rate open-end home equity product during the past twelve months.

The Company's total interest expense for the third quarter of 2002 decreased by $4.3 million or 31.3% when compared to the same 2001 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities (specifically borrowed funds) and a reduced cost of funds. Total average borrowed funds were $124 million or 23.3% lower in the third quarter of 2002 as fewer borrowings were needed to fund a smaller earning asset base.

The total cost of funds declined by 110 basis points to 3.77% and was driven down by a reduced cost of both deposits and borrowings.  Specifically, the cost of interest bearing deposits decreased by 91 basis points to 2.75% and the cost of borrowings declined by 96 basis points to 5.23%.  The April 15, 2002 maturity of an $80 million interest rate swap that had fixed the cost of certain FHLB borrowings at 6.92% was a key factor responsible for the reduced cost of borrowings.  Those hedged borrowings repriced to current market with a cost of approximately 2.0%.  The lower deposit cost was caused by lower rates paid in all deposit categories particularly for money market deposits and certificates of deposit.

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

#

Three Months Ended September 30 (In thousands, except percentages)

		2002			2001
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 591,743	$ 10,206	6.74%	$ 560,640	$ 11,223	7.87%
Deposits with banks	15,379	70	1.78	19,295	165	3.36
Federal funds sold	124	1	1.68	731	5	2.65
Total investment securities	483,688	5,945	4.92	625,347	9,423	6.03
Total interest earning assets/interest income	1,090,934	16,222	5.90	1,206,013	20,816	6.85
Non-interest earning assets:
Cash and due from banks	21,957			21,661
Premises and equipment	13,060			13,346
Other assets	67,308			66,713
Allowance for loan losses	(5,529)			(5,527)
TOTAL ASSETS	$1,187,730			$1,302,206

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 49,633	$ 63	0.50%	$ 47,695	$ 121	1.00%
Savings	103,435	356	1.37	92,527	352	1.51
Money markets	125,893	346	1.09	133,869	856	2.54
Other time	301,037	3,251	4.28	309,250	4,046	5.19
Total interest bearing deposits	579,998	4,016	2.75	583,341	5,375	3.66
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	70,244	339	1.90	55,825	484	3.44
Advances from Federal Home Loan Bank	304,645	4,313	5.62	439,067	7,079	6.40
Guaranteed junior subordinated deferrable interest debentures	34,500	740	8.58	34,500	740	8.58
Long-term debt	-	-	-	4,190	20	1.89
Total interest bearing liabilities/interest expense	989,387	9,408	3.77	1,116,923	13,698	4.87
Non-interest bearing liabilities:
Demand deposits	106,752			91,406
Other liabilities	8,602			13,165
Stockholders' equity	82,989			80,712
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,187,730			$1,302,206
Interest rate spread			2.13			1.99
Net interest income/ net interest margin		6,814	2.48%		7,118	2.35%
Tax-equivalent adjustment		(20)			(251)
Net Interest Income		$ 6,794			$ 6,867

…..PROVISION FOR LOAN LOSSES.....The Company’s provision for loan losses totaled $3.4 million or 2.24% of total loans in the third quarter of 2002.  This represented an increase of $3.1 million from the third quarter 2001 provision of $315,000 or 0.22% of total loans.  The $3.4 million third quarter 2002 provision exceeded net charge-offs for the quarter that totaled $3.1 million or 2.08% of total loans.   Of the $3.1 million of third quarter net charge-offs, $2.5 million related to two problem loans-one in the food services industry with locations at the Pittsburgh Airport and the other in the lumber industry. (These problem credits were previously discussed in 10Q’s filed earlier this year.)  At September 30, 2002, these two non-performing assets totaled $1.7 million on which the Company anticipates there will be no further charge-offs as it completes the workout process.

  Overall, total non-performing assets amounted to $5.4 million or 0.91% of total loans at September 30, 2002 compared to $10.0 million or 1.67% of total loans at December 31, 2001.  The Company’s loan loss reserve coverage of non-performing assets also improved to 106% at September 30, 2002 compared to 58% at December 31, 2001. The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note 9 and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME..... Non-interest income for the third quarter of 2002 totaled $4.9 million; a $382,000 or 7.2% decrease from the third quarter 2001 performance.  Factors contributing to the lower non-interest income in 2002 included:

* the Company realized a $1.4 million gain on the sale of its Coalport Branch in the third quarter of 2001.  The Company captured an 8.875% core deposit premium on the sale of approximately $15.7 million of deposits.  There was no such gain in the third quarter of 2002.

* a $1.2 million increase in gains realized on the sale of investment securities as the Company took advantage of volatility in the market to shorten the investment portfolio duration and capture profits on securities that had risks of accelerated prepayments or extension.  These gains also helped offset a portion of the heightened mortgage servicing impairment charge.

* a $209,000 increase in deposit service charges due to the fourth quarter 2001 implementation of a first in the market overdraft privilege program.

* a $310,000 decrease in other income due to lower fees received on the early termination of leased equipment and other fixed asset sales.

.....NON-INTEREST EXPENSE..... Non-interest expense for the third quarter of 2002 totaled $15.0 million; a $3.4 million or 29.0% increase from the third quarter 2001 performance.  Factors contributing to the higher non-interest expense in 2002 included:

* the Company recognized a $3.0 million non-cash impairment charge on its mortgage servicing rights in the third quarter of 2002.  This non-cash impairment charge is $1.4 million greater than the prior year third quarter and reflects an increase in mortgage prepayment speeds due to further declines in mortgage interest rates.  These low rates have contributed to unprecedented levels of mortgage refinancing activity which has had a significant negative impact on the value of the Company’s mortgage servicing rights.  Specifically, the Mortgage Bankers Association Refi Index reached in excess of 5000 in September 2002; the highest level ever recorded.

* the Company also recorded in the third quarter of 2002 a $920,000 restructuring charge associated with implementing its earnings improvement program.  The first phase of the earnings improvement program will produce at least $4 million of pre-tax earnings improvement with $3.5 million or 88% coming from identified cost savings and $500,000 or 12% coming from identified revenue enhancements.  Within the cost savings, approximately $2 million will be achieved through a reduction in force that will result in the elimination of at least 43 full-time equivalent employees or 9.1% of the Company’s workforce.  20 of these effected employees are non-union personnel (senior management through administrative staff) and 23 are union positions i.e.(tellers, clerical staff and facilities personnel).  As of September 30, 2002, 19 of these employees had already been eliminated with the remainder of the position eliminations scheduled for completion by mid-November when the contractual union bumping process is finished.  Other expense savings will be achieved through a significant curtailment of advertising expense, reduced technology-related expenditures through reallocation of existing personal computers, reduced charitable contributions, and the deferment of certain planned capital expenditures.  Full earnings benefit from all first phase actions will be achieved in 2003.

* salaries and employee benefits increased by $465,000 due to higher medical insurance premiums, increased sales incentive based compensation, and higher pension expense.

* the Company benefited from the January 1, 2002 adoption of Statement of Financial Accounting Standards # 142 which requires that goodwill no longer be amortized but reviewed annually for impairment.  The Company recorded $325,000 of goodwill amortization expense in the third quarter of 2001 while no goodwill amortization or impairment charges were recorded in the third quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

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

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001
Net income (loss)	$(3,190)	$ 1,574
Diluted earnings per share	(0.23)	0.12
Return on average equity	(5.25)%	2.66%
Cash Performance Data:
Cash earnings	$(2,349)	$ 3,419
Cash earnings per diluted share	(0.17)	0.25
Return on average equity	(3.86)%	5.79%

The Company reported a net loss of $3.2 million or $0.23 per share in the first nine months of 2002 compared to net income of $1.6 million or $0.12 per share in the first nine months of 2001.  The Company’s first nine months of 2002 net income was negatively impacted by higher non-interest expense, an increased provision for loan losses, and reduced net interest income. The more difficult economic environment and lower interest rates in 2002 contributed to the overall unfavorable changes in these key performance factors.  These negative items were partially offset by increased non-interest income and a benefit for income taxes.

.....NET INTEREST INCOME AND MARGIN.....The following table compares the Company's net interest income performance for the first nine months of 2002 to the first nine months of 2001 (in thousands, except percentages):

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	$ Change	% Change
Interest income	$ 50,533	$ 62,736	(12,203)	(19.5)
Interest expense	29,849	41,578	(11,729)	(28.2)
Net interest income	20,684	21,158	(474)	(2.2)
Tax-equivalent adjustment	54	842	(788)	(93.6)
Net tax-equivalent interest income	$ 20,738	$ 22,000	(1,262)	(5.7)

Net interest margin	2.49%	2.43%	0.06	N/M

N/M - not meaningful

The Company’s net interest income on a tax-equivalent basis decreased by $1.3 million or 5.7% from the first nine months of 2001 due to a lower level of earning assets. This decline more than offset the benefit to net interest income of a six basis point increase in the net interest margin to 2.49%.  The reduced level of earning assets was due to a $119 million reduction in the investment securities portfolio.  This decline resulted from the Company’s decision to delever its balance sheet in the fourth quarter of 2001 and maintain a lower borrowed funds position in 2002. As a result of this action, the Company’s level of Federal Home Loan Bank advances and short- term borrowings to total assets averaged 32.0% in the first nine months of 2002 compared to 38.0% in the first nine months of 2001.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the first nine months of 2002 decreased by $12.2 million or 19.5% when compared to the same 2001 period. This decrease was due to the previously mentioned decline in the volume of earning assets and a lower earning asset yield.  Total average earning assets were $93 million lower in the first nine months of 2002 due to a $119 million or 19.5% decline in investment securities.  The previously discussed factors responsible for the decrease in investment securities on a quarterly basis also explain the decrease for the nine-month period.

A 97 basis point drop in the earning asset yield to 6.12% also negatively impacted interest income.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 109 basis points to 5.15% while the yield on the total loan portfolio decreased by 113 basis points to 6.97%.  Both of these declines reflect the lower interest rate environment in place in 2002 which has caused the downward repricing of floating rate assets and the reinvestment of cash received on higher yielding prepaying assets into assets with lower interest rates.

The Company's total interest expense for the first nine months of 2002 decreased by $11.7 million or 28.2% when compared to the same 2001 period.  This reduction in interest expense was due to a lower level of borrowings and a reduced cost of funds. Total average borrowed funds were $109 million or 20.8% lower in the first nine months of 2002 as fewer borrowings were needed to fund a smaller earning asset base.  This reflects the Company’s decision to reduce its interest rate risk in the fourth quarter of 2001 and maintain a lower borrowed funds position in 2002.

The total cost of funds declined by 104 basis points to 3.99% and was driven down by a reduced cost of deposits.  Specifically, the cost of interest bearing deposits decreased by 103 basis points to 2.87% due to a lower cost for money market deposits and certificates of deposit.   The Company’s cost of FHLB advances and other short-term borrowings also declined by 85 basis points as the Company benefited from the maturity of $180 million in interest rate swaps that had previously fixed the cost of certain FHLB borrowings at 6.64%.

The lower deposit costs did not negatively impact the Company’s deposit generation strategies, as total average deposits were $21 million or 3.2% higher in the first nine months of 2002 as compared to the same period in 2001. This growth in deposits occurred despite the third quarter 2001 strategic sale of approximately $16 million of deposits associated with the Company’s Coalport Branch.  Factors contributing to the overall gross $37 million average deposit growth included: $14 million of deposits from the Company’s two new union niche offices, $8 million from the full service community office opened in State College, the acquisition of $9 million of escrow deposits from our mortgage banking operation, and increased market share within the Company’s core Cambria County market.  A series of strategically focused advertising campaigns to capture business from the Company’s largest Cambria County competitor, which was recently acquired by a bank holding company headquartered out-of-state, has been instrumental in increasing deposits.  These campaigns resulted in the addition of nearly 1,400 new customers and approximately $4.0 million in new deposits in the first nine months of 2002.  The cost of new customer acquisition has been cost-effective reaching breakeven in just 10 months.

The Company has actively used borrowed funds to purchase investment securities to leverage its balance sheet.  The maximum amount of leveraging the Company can execute is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources), to limit net interest income variability to +\-7.5% and net income variability to +\-20% over a twelve month period (see further discussion under Interest Rate Sensitivity), and to limit total FHLB advances and short-term borrowings to no more than 40% of total assets. As a result of investment security sales executed since the fourth quarter of 2001, the Company’s ratio of FHLB advances and short-term borrowings to total assets averaged 32.0% in the first nine months of 2002 compared to 38.0% in the first nine months of 2001.  The total revenue contribution from leverage assets (including investment security gains and losses) amounted to $2.9 million in the first nine months of 2002 compared to $771,000 for the first nine months of 2001.  Since its inception in 1995, the leverage program has produced total pre-tax revenue of $35.5 million.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine-month periods ended September 30, 2002 and September 30, 2001.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 24.

#

Nine Months Ended September 30 (In thousands, except percentages)

		2002			2001
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 586,753	$ 31,231	6.97%	$ 559,645	$ 34,393	8.10%
Deposits with banks	16,800	246	1.93	17,442	453	3.43
Federal funds sold	702	9	1.55	583	17	4.04
Total investment securities	494,591	19,101	5.15	614,056	28,715	6.24
Total interest earning assets/interest income	1,098,846	50,587	6.12	1,191,726	63,578	7.09
Non-interest earning assets:
Cash and due from banks	22,218			21,036
Premises and equipment	13,249			13,335
Other assets	67,798			66,264
Allowance for loan losses	(5,959)			(5,811)
TOTAL ASSETS	$1,196,152			$1,286,550

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 49,290	$ 185	0.50%	$ 47,512	$ 356	1.00%
Savings	100,213	1,058	1.41	92,349	1,044	1.51
Money markets	130,710	1,063	1.09	135,739	3,225	3.18
Other time	302,521	10,213	4.51	303,291	12,267	5.41
Total interest bearing deposits	582,734	12,519	2.87	578,891	16,892	3.90
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	46,697	656	1.88	55,752	1,659	3.98
Advances from Federal Home Loan Bank	335,700	14,454	5.76	432,598	20,759	6.42
Guaranteed junior subordinated deferrable interest debentures	34,500	2,220	8.58	34,500	2,220	8.58
Long-term debt	-	-	-	3,391	48	1.89
Total interest bearing liabilities/interest expense	999,631	29,849	3.99	1,105,132	41,578	5.03
Non-interest bearing liabilities:
Demand deposits	105,604			88,126
Other liabilities	9,634			14,079
Stockholders' equity	81,283			79,213
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,196,152			$1,286,550
Interest rate spread			2.13			2.07
Net interest income/ net interest margin		20,738	2.49%		22,000	2.43%
Tax-equivalent adjustment		(54)			(842)
Net Interest Income		$ 20,684			$ 21,158

…..PROVISION FOR LOAN LOSSES.....The Company’s provision for loan losses for the first nine months of 2002 totaled $4.7 million or 1.07% of total loans. This represented an increase of $3.8 million from the first nine months of 2001 provision of $1.0 million or 0.23% of total loans.  Net charge-offs were also higher in the first nine months of 2002 totaling $4.8 million or 1.08% of total loans compared to net charge-offs of $1.2 million or 0.29% of total loans in the first nine months of 2001.  The higher net charge-offs in 2002 are primarily attributable to: a $2.0 million charge-off on a food services loan at the Pittsburgh Airport, a $1.6 million charge-off related to the workout of a commercial lease in the steel industry, and a $600,000 charge-off on a lumber industry credit.  The Company did benefit from a $415,000 recovery that was collected in the first quarter of 2002 on a 1998 charged-off commercial loan.  The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note 9 and the Allowance for Loan Losses section of the MD&A.)

.....NON-INTEREST INCOME..... Non-interest income for the first nine months of 2002 totaled $14.6 million; a $1.3 million or 9.8% increase from the first nine months of 2001 performance.  Factors contributing to the higher non-interest income in 2002 included:

* a $2.5 million increase in gains realized on the sale of investment securities as the Company took advantage of volatility in the market in 2002 to shorten the investment portfolio duration and also capture profits on securities that had risks of accelerated prepayments or extension.

*  the non-recurrence of a $1.4 million gain realized on the sale of the Coalport branch in 2001.

* a $630,000 increase in deposit service charges due to the fourth quarter 2001 implementation of a first in the market overdraft privilege program.

* a $246,000 increase in revenue from bank owned life insurance due to the receipt of a death benefit for an employee insured under the program.

* a $600,000 decrease in other income due in part to the Company’s receipt of a $300,000 payment for the legal rights to its former name in Western Pennsylvania in 2001.  No such payment was received in 2002.  Reduced fees on the early termination of leased equipment and fixed asset sales also negatively impacted this line item.  These negative items overshadowed a  $369,000 increase in revenue from the financial services unit. The higher revenue contribution from the financial services unit resulted from increased fixed annuity sales.  Annuity sales volume in the first nine months of 2002 amounted to $12.6 million compared to $6.1 million in all of 2001.  The financial services unit, formed in October 1997, has now been profitable for four consecutive quarters.

Non-interest income as a percentage of total revenue averaged 41.4% in the first nine months of 2002 compared to 38.6% for the first nine months of 2001.  Excluding investment security gains, the comparative was 35.3% in the first nine months of 2002 compared to 37.1% for the same 2001 period.  To provide a longer-term perspective for this comparison, the ratio of non-interest income to total revenue averaged 28.3% for the full year 1997.  The continued growth and diversification of non-interest income is a key strategic goal of AmeriServ Financial.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first nine months of 2002 totaled $36.0 million; a $4.4 million or 13.9% increase from the first nine months 2001 performance.  Factors contributing to the increase in non-interest expense in 2002 included:

* a $1.6 million increase in the impairment charge on mortgage servicing rights due to the previously discussed increase in mortgage prepayment speeds resulting from the lower interest rate environment.

* a $1.2 million increase in salaries and employee benefits due to higher medical insurance premiums, increased sales incentive based compensation, higher pension expense and salary increases.

* the recognition of a $920,000 restructuring charge in the third quarter of 2002 associated with the implementation of the Company’s earnings improvement program. (See detailed discussion under the quarterly non-interest expense section of this MD & A.)

* a $975,000 decrease in amortization expense on intangible assets due to the adoption of Statement of Financial Accounting Standards 142 which requires that goodwill no longer be amortized but reviewed annually for impairment.

* a $611,000 increase in professional fees due to higher legal fees and other professional fees.  Approximately $150,000 of the increase reflects payments to a consultant who receives a portion of the increased fees generated from the overdraft privilege program. This new program has significantly increased deposit service charge fee revenue.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $2.3 million or an effective tax rate of (41.4%) in the first nine months of 2002.  The Company recognized a provision for income taxes of $325,000 or an effective tax rate of 17.1% in the first nine months of 2001.  The Company’s recorded tax benefit in 2003 is greater than the statutory rate due primarily to the tax-free income the Company generates from bank owned life insurance and tax-free loans.

…..SEGMENT RESULTS.…. Note 16 presents the results of the Company’s key business segments and identifies their net income contribution and risk-adjusted return on equity (ROE) performance for the nine-month periods ended September 30, 2002 and 2001.  Retail banking was again the largest net income contributor earning $3.3 million or a 15.5% ROE in the first nine months of 2002.  The retail banking net income contribution is down approximately $1.1 million from the prior year due entirely to the non-recurrence of the $1.4 million gain on the Coalport branch sale that was realized in 2001.  Excluding this gain, the core retail banking performance in 2002 was comparable with the prior year and represents a third consecutive year of improving net income performance.  The retail banking segment has benefited from increased non-interest income resulting from the overdraft privilege program which has offset higher marketing costs due to greater advertising expense in 2002.

  The trust segment’s net income contribution in 2002 amounted to $471,000 or 20.4% ROE.  This represents a decline from the $659,000 net income or 28.5% ROE earned in 2001 due in part to lower market-based fee revenue resulting from the declines in equity values over the past year.  The trust segment is focused on continuing to increase the fee revenue generated from union business activities, particularly the ERECT and Build Funds, which are collective investment funds for trade union pension funds.  These funds are currently in five states- Pennsylvania, Ohio, West Virginia, Michigan and Indiana- and expect to expand into Illinois and Missouri in the fourth quarter of 2002.  The value of assets in these funds has increased by 19% during the first nine months of 2002 and now totals $190 million.

The Company has experienced the greatest earnings pressure in the mortgage banking segment which has lost $3.0 million in the first nine months of 2002 compared to a loss of $1.8 million in the same 2001 period.  This negative performance reflects the previously discussed heightened mortgage servicing impairment charges that amounted to $3.7 million in the first nine months of 2002.  The commercial lending segment has also lost $1.6 million in the first nine months of 2002 compared to a positive net income contribution of $1.5 million in 2001.  The loss in 2002 resulted primarily from increased credit costs in the commercial leasing portfolio which has caused the Company to increase its provision for loan losses by $3.8 million this year.  As part of phase two of its earnings improvement program, the Company is seeking to exit both the mortgage banking and commercial leasing lines of business.  The net loss in the investment/parent segment was reduced by $847,000 in 2002 due to increased revenue earned on leverage assets in 2002 as a result of higher investment security gains.  Note that the $920,000 restructuring charge recorded in the third quarter of 2002 is included in this segment.

.....BALANCE SHEET..... The Company's total consolidated assets were $1.18 billion at September 30, 2002, compared with $1.30 billion at September 30, 2001, which represents a decrease of $118 million or 9.1%. The Company’s September 30, 2002 total assets were comparable with the December 31, 2001 total.  This decline in assets from September 30, 2001 occurred in the investment securities portfolio.  Total investment securities decreased by $128 million as the Company took advantage of the lower interest rate environment to reposition and reduce the size of its investment security portfolio in the fourth quarter of 2001. The Company sold securities to shorten the portfolio duration and reduce the number of securities that had risks of accelerated prepayment or extension.  Loans and loans held for sale totaled $594 million at September 30, 2002, which represented an increase of $8 million or 1.3% from September 30, 2001. The loan growth occurred primarily in commercial real-estate loans and reflects continued successful new business generation in the State College market.

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

The Company’s deposits totaled $675 million at September 30, 2002, an increase of $24 million or 3.8% when compared to September 30, 2001.  The factors causing this solid deposit growth were previously discussed in the net interest income section of this MD&A.  Additionally, the Company believes that the volatility in the equity markets also contributed to an inflow of deposits into the bank.  As a result of a combination of deposit growth and deleverage of the investment securities portfolio, the Company’s total borrowed funds declined by $132 million or 24.4% from September 30, 2001,and $14 million or 3.3% since December 31, 2001.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2002	2001	2001
Total loan delinquency (past due
30 to 89 days)	$ 6,817	$11,905	$6,041
Total non-accrual loans	4,967	9,303	4,831
Total non-performing assets*	5,407	10,044	5,538
Loan delinquency, as a percentage
of total loans and loans held
for sale, net of unearned income	1.15%	1.99%	1.03%
Non-accrual loans, as a percentage
of total loans and loans held
for sale, net of unearned income	0.84	1.55	0.82
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.91	1.67	0.94

     *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

Overall, the Company’s key loan quality indicators have improved since December 31, 2001 and are comparable with September 30, 2001.  The Company’s level of non-performing assets dropped from $10.0 million or 1.67% of total loans at December 31, 2001, to $5.4 million or 0.91% of total loans at September 30, 2002.  Loan delinquency as a percentage of total loans amounted to 1.15% at September 30, 2002 compared to 1.99% at December 31, 2001 due to ongoing loan workout and monitoring efforts.

Of the Company’s total $5.4 million of non-performing assets at September 30, 2002, $3.0 million are commercial loan and leases with the remaining $2.4 million related to residential mortgage loans.  Minimal losses are expected from the residential mortgage portfolio, as historically residential mortgage losses for the Company have been less than 0.04%.  Additionally, of the $3.0 million of non-performing commercial loans and leases, $1.7 million relates to the two previously discussed problem credits for which the Company recorded substantial charge-offs in the third quarter of 2002.  The Company’s anticipates there will be no further charge-offs as it completes the workout process on these two credits.

The Company is also carefully monitoring the performance of a $3.4 million commercial lease to a large publicly held company in the semiconductor industry.  Since the inception of the lease in June 2001, the Company has not experienced any delinquency or payment problems with this credit.  The next scheduled payment is due December 20, 2002.  However, the commercial lease is secured by semiconductor manufacturing equipment that is located in a facility that was recently closed by the borrower.  The borrower has indicated that they would like to move the leased equipment to another operating facility.  S&P has rated the borrower CCC+ for subordinated debt and B for credit worthiness.  The borrower had $500 million of cash and cash equivalents at the end of the third quarter and expects to have positive earnings before interest, taxes, depreciation and amortization in the fourth quarter and full year 2002.  The Company has internally classified this credit as substandard at September 30, 2002. The Company has allocated its normal substandard allocation percentage of 11% against this credit meaning that the loan loss reserve allocation at September 30, 2002 totaled approximately $400,000.

At all dates presented, the Company had no troubled debt restructurings that involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 30,	September 30,
	2002	2001	2001
Allowance for loan losses	$ 5,757	$ 5,830	$ 5,692
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	0.97%	0.97%	0.97%
total delinquent loans
(past due 30 to 89 days)	84.45	48.97	94.22
total non-accrual loans	115.90	62.67	117.82
total non-performing assets	106.47	58.04	102.78

Since December 31, 2001, the Company’s loan loss reserve coverage of total non-performing assets improved to 106% due to a lower level of non-performing assets.  The loan loss reserve to total loans ratio has remained consistent at 0.97% for the periods presented.  The Company currently expects to provision a minimum of $600,000 in the fourth quarter of 2002 and will further increase that amount, if needed, pending the workout of the previously discussed problem credits and any additional asset quality problems that would develop.

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

Interest Rate Scenario	Variability of Net Interest Income	Variability of Net Income	Change In Market Value of Portfolio Equity

200bp increase	(1.0%)	92.4%	37.0%
200bp decrease	(6.6)%	(96.9)%	(66.4)%

As indicated in the table, the maximum positive variability of AmeriServ Financial's net income was 92.4% under an upward rate shock forecast reflecting a 200 basis point increase in interest rates.  Market value of portfolio equity increased by 37.0% under this same scenario due to increased value of the Company’s core deposit base. The maximum negative variability of net income and market value of portfolio equity occurred in a 200 basis point downward rate shock and reflects further impairment of mortgage servicing rights in a falling interest rate environment.  Volatility of net income in the mortgage banking segment is the primary cause for the Company exceeding its variability of net income guideline.  As part of phase II of its earnings improvement program the Company is seeking to exit the mortgage banking line of business.  Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

.....LIQUIDITY...... Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $1 million from December 31, 2001, to September 30, 2002, due primarily to $17 million of cash used by financing activities.  This was partially offset by $7 million of cash provided by operating activities and $9 million of cash provided by investing activities.  Within investing activities, cash proceeds from investment security maturities and sales exceeded purchases of new investment securities by $18 million.  Cash advanced for new loan fundings and purchases totaled $157 million and was $1 million less than the cash received from loan principal payments and sales.  Within financing activities, net short-term borrowings and Federal Home Loan Bank advances decreased by $14 million.  The Company used $6 million of cash to pay common dividends to shareholders and service the dividend on the guaranteed junior subordinated deferrable interest debentures.  The Company has ample liquidity available to fund $199 million of outstanding commitments if they were fully drawn upon.

.....CAPITAL RESOURCES..... As presented in Note 15, the Company continues to be considered well capitalized as the asset leverage ratio was 7.00% and the Tier 1 capital ratio was 12.17% at September 30, 2002.  Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At September 30, 2002, accumulated other comprehensive income amounted to $5.5 million.  Additionally, the Company will generate approximately $1.4 million of tangible capital in 2002 due to the amortization of intangible assets.

On September 19, 2002, the Company’s Board of Directors established a new dividend rate effective with the fourth quarter dividend declaration scheduled for November 2002.  The Company’s new common dividend rate is $0.12 per year which equates to a yield of 4.90% based on the September 30,2002 price of $2.45.  Publicly traded Pennsylvania bank stocks currently yield 2.9%.  The new dividend rate continues the corporate philosophy of providing shareholders with a better than peer common stock dividend yield.  The Board of Directors also has approved targeting a common dividend payout ratio within the range of 40% to 60% of net income, a range that is consistent with comparable Pennsylvania bank holding companies.

The Board of Directors also approved the capital management strategy of using excess cash earnings beyond that required to support the common dividend at the new rate and the dividend requirement on its trust preferred securities to reinstate, at its discretion, a stock buyback program.  This buyback program could apply to either its common stock or trust preferred shares.  This strategy is feasible because the Company continues to be considered well capitalized for regulatory purposes.

.....FORWARD LOOKING STATEMENT.....This Form 10-Q contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations estimates, intentions, operations, future results, and prospects, including statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.  These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following:  (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors' products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; and (xii) other external developments which could materially impact the Company's operational and financial performance.

The foregoing list of important factors is not exclusive, and neither such list nor any forward-looking statement takes into account the impact that any future acquisition may have on the Company and on any such forward-looking statement.

.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures.  AmeriServ Financial, Inc.’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this Form 10-Q, are effective.

(b) Changes in Internal Controls.  There have been no significant changes in AmeriServ Financial, Inc.’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II     Other Information

Item 5.     Other Information

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

3.1	Articles of Incorporation, Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

3.2	Bylaws, Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.1	Agreement, dated May 24,2002, between AmeriServ Financial, Inc. and Jeffrey A. Stopko. Filed with the June 30, 2002 Form 10-Q.

10.2	Agreement, dated May 24, 2002, between AmeriServ Financial, Inc. and Ray M. Fisher. Filed with the June 30, 2002 Form 10-Q.

15.1	Statement regarding predecessor independent public accountant’s awareness letters.

15.2	Report of Deloitte & Touche regarding unaudited interim financial statement information.

99.1	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:  On September 19, 2002, the Company filed an 8-K announcing its new capital plan and specifics regarding earnings improvement program.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.

Registrant

Date: November 13, 2002

 \s\Orlando B. Hanselman

Orlando B.  Hanselman

Chairman, President and

Chief Executive Officer

Date: November 13, 2002

\s\Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

I, Orlando B. Hanselman, certify that:

1.I have reviewed this quarterly report on Form 10-Q of AmeriServ Financial Inc.  (“ASF”);

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of ASF as of, and for, the periods presented in this quarterly report;

4.ASF’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for ASF and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to ASF, including its consolidated subsidiaries, is mad known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of ASF’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report( the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as  of the Evaluation Date;

5.ASF’s other certifying officer and I have disclosed, based on our most recent evaluation, to ASF’s auditors and the audit committee of ASF’s Board of Directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect ASF’s ability to record, process, summarize and report financial data and have identified for ASF’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in ASF’s internal controls; and

6.ASF’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

      /s/Orlando B. Hanselman

                          Orlando B. Hanselman

  Chairman, President & CEO

I, Jeffrey A. Stopko, certify that:

1.I have reviewed this quarterly report on Form 10-Q of AmeriServ Financial Inc.  (“ASF”);

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of ASF as of, and for, the periods presented in this quarterly report;

4.ASF’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for ASF and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to ASF, including its consolidated subsidiaries, is mad known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of ASF’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report( the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as  of the Evaluation Date;

5.ASF’s other certifying officer and I have disclosed, based on our most recent evaluation, to ASF’s auditors and the audit committee of ASF’s Board of Directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect ASF’s ability to record, process, summarize and report financial data and have identified for ASF’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in ASF’s internal controls; and

6.ASF’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Jeffrey A. Stopko

                                  Jeffrey A. Stopko

  Sr. Vice President & CFO

STATEMENT OF MANAGEMENT RESPONSIBILITY

October 18, 2002

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

\s\Orlando B. Hanselman

Orlando B. Hanselman

Chairman, President &

Chief Executive Officer

\s\Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President &

Chief Financial Officer

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

AmeriServ Financial, Inc.

Johnstown, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of September 30, 2002, the related consolidated statement of income for the three-month and nine-month periods then ended, and the related statement of cash flows for the nine-month period then ended.  These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements as of September 30, 2002, and for the three- and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

October 18, 2002

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANT’S REVIEW REPORTS

This is a copy of a review report previously issued by Arthur Andersen LLP (“Andersen”).  The report has not been reissued by Andersen nor has Andersen provided an awareness letter for the inclusion of its report in this Current Report on Form 10-Q.

COPY

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and

Board of Directors of

AmeriServ Financial, Inc.:

We have reviewed the accompanying consolidated balance sheets of AmeriServ Financial, Inc. (a Pennsylvania corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three and nine month periods then ended.  These financial statements are the responsibility of the Company's management.

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

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,

April 12, 2002

#

Exhibit 15.1

We have attempted and have been unable to obtain from Arthur Andersen LLP (“Andersen”) an awareness letter for the reissuance of their review report on our consolidated balance sheet as of September 30, 2001 and the related consolidated statements of income for the three month and nine month periods ended September 30, 2001 and the related consolidated statement of cash flows for the nine month period ended September 30, 2001, nor for the reissuance of their review report on our consolidated balance sheet as of March 31, 2002 and the related consolidated statement of income and of cash flows for the three month period ended March 31, 2002.  As such, we have included copies of Andersen’s prior review reports in the filing and will prominently disclose the fact that the review reports are copies and that they have not been reissued by Andersen.

#

Exhibit 15.2

November 13, 2002

AmeriServ Financial, Inc.

216 Franklin St., P.O. Box 430

Johnstown, PA  15907

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of AmeriServ Financial, Inc. and subsidiaries for the period ended September 30, 2002, as indicated in our report dated October 18, 2002; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated by reference in Registration Statement No. 33-56604 on Form S-3; Registration Statement No. 33-53935 on Form S-8; Registration Statement No. 33-55845 on Form S-8; Registration Statement No. 33-55207 on Form S-8; and Registration Statement No. 33-55211 on Form S-8.

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

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Orlando B. Hanselman, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Orlando B. Hanselman

Chairman, President and

Chief Executive Officer

November 13, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

November 13, 2002

#