Form 10-K
period 2002-12-31
AMERISERV FINANCIAL INC /PA/
filed 2003-03-17
CIK 707605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act). [ ] Yes [X] No

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $35,010,449.84 as of January 31, 2003.

    NOTE -- If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

    Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

    (Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 13,920,656 shares were outstanding as of January 31, 2003.

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

    Portions of the annual shareholders' report for the year ended December 31, 2002, are incorporated by reference into Parts I and II.

    Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference in Part III.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Exhibit Index is located on page 78.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Consolidated Financial Data........................   11
Item 7.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............   14
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   31
Item 8.   Consolidated Financial Statements and Supplementary Data....   31
Item 9.   Changes In and Disagreements With Accountants On Accounting
          and Financial Disclosure....................................   76

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   76
Item 11.  Executive Compensation......................................   76
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   76
Item 13.  Certain Relationships and Related Transactions..............   76
Item 14.  Controls and Procedures.....................................   76

PART IV
Item 15.  Exhibits, Consolidated Financial Statement Schedules, and
          Reports on Form 8-K.........................................   77
          Signatures..................................................   80

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     AmeriServ Financial, Inc. (the Company) is a bank holding company, organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) on January 5, 1983. The Company also acquired all of the outstanding shares of Three Rivers Bank and Trust Company (Three Rivers
Bank) in June 1984, McKeesport National Bank (McKeesport Bank) in December 1985 (which was subsequently merged into Three Rivers Bank), Community Bancorp, Inc. in March 1992 (which was also subsequently merged into Three Rivers Bank in July
1997), and Johnstown Savings Bank (JSB) in June 1994 (which was immediately merged into AmeriServ Financial Bank). In addition, the Company formed AmeriServ Life Insurance Company (AmeriServ Life) in October 1987, AmeriServ Trust and Financial Services Company (the Trust Company) in October 1992, and AmeriServ Associates, Inc. (AmeriServ Associates), in January 1997.

     On April 1, 2000, the Company executed its Board approved tax-free spin-off of its Three Rivers Bank subsidiary. Shareholders received one share of the new Three Rivers Bancorp (NASDAQ: TRBC) common stock for every two shares of AmeriServ Financial common stock that they owned. The distribution of the Three Rivers Bancorp shares did not change the number of the Company's common shares outstanding. Standard Mortgage Corporation of Georgia (SMC -- a mortgage banking company that services residential mortgage loans), previously a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to the Company prior to consummation of the Three Rivers Bank spin-off. In the fourth quarter of 2001, SMC was sold by the Company to the Bank. For more detailed pro forma information see Note #26 to the Consolidated Financial Statements.

     The Company's principal activities consist of owning and operating its four wholly owned subsidiary entities. At December 31, 2002, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $1.18 billion, $670 million and $78 million, respectively. The Company and the subsidiary entities derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and insurance risk management.

     On January 24, 2003, the Company's Board of Directors chose to de-elect Financial Holding Company status per Gramm-Leach-Bliley. The Company had not been using any of the additional powers given to a financial holding company. As previously stated, the Company remains a bank holding company.

AMERISERV FINANCIAL BANKING SUBSIDIARY

  AmeriServ Financial Bank

     AmeriServ Financial Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 23 locations in Allegheny, Cambria, Centre, Dauphin, Somerset, and Westmoreland Counties, Pennsylvania, AmeriServ Financial Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler's checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services.

     AmeriServ Financial Bank also operates 29 automated bank teller machines
(ATMs) through its 24-Hour Banking Network that is linked with STAR, a regional ATM network and CIRRUS, a national ATM network. AmeriServ Financial Bank also has two wholly owned mortgage banking subsidiaries -- SMC and AmeriServ Mortgage Company. AmeriServ Mortgage Company originates and sells retail mortgage loans primarily in west-central Pennsylvania. SMC is a residential mortgage loan servicer based in Atlanta, GA. Additionally, AmeriServ Financial Services Corporation was formed on May 23, 1997 and engages in the sale of annuities, mutual funds, and insurance.

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

     AmeriServ Financial Bank is subject to supervision and regular examination by the Federal Reserve and the Pennsylvania Department of Banking. See Note #24, Regulatory Matters, for a discussion of the Memorandum Of Understanding which the Company and its Board of Directors recently entered into with its primary regulators. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2002:

Headquarters................................................  Johnstown, PA
Chartered...................................................           1933
Total Assets................................................     $1,165,807
Total Investment Securities.................................      $ 500,931
Total Loans (net of unearned income)........................      $ 572,977
Total Deposits..............................................      $ 669,929
Total Net Income (Loss).....................................     $   (2,648)
Asset Leverage Ratio........................................           7.24%
2002 Return on Average Assets...............................          (0.22)%
2002 Return on Average Equity...............................          (2.52)%
Total Full-time Equivalent Employees........................            348

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

  AmeriServ Life

     AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company's market area. Operations of AmeriServ Life are conducted in each office of the Company's banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Federal Reserve. At December 31, 2002, AmeriServ Life had total assets of $2.7 million and total shareholder's equity of $1.7 million.

  AmeriServ Associates

     AmeriServ Associates is a registered investment advisory firm that administers investment portfolios, offers operational support systems and provides asset and liability management services to small and mid-sized financial institutions. At December 31, 2002, AmeriServ Associates had total assets of $285,000 and total shareholder's equity of $249,000.

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

MARKET AREA

     The Company's local economy, while continuing to diversify, has not been immune to the national economic slowdown. The economy in Cambria and Somerset counties continue to perform below the national average. Nationally, the unemployment rate at year-end 2002 averaged 6.0%, while the unemployment rate in the Cambria/Somerset market was over 2.0% higher at slightly over 8.0%. Local market conditions were noticeably slower at the end of the year than at the beginning. Loan demand has mirrored this general slowdown in recent months. Overall, economic conditions in the Johnstown Metro are expected to continue slowing in 2003 with unemployment expected to rise to a range between 8.5% and 9.5%.

     Economic conditions are much better in the State College area that comprises Centre County. The unemployment rate, the lowest in the state of Pennsylvania, remains around 3.0%, well below the national average. The State College market presents the Company with a more vibrant economic market and a different demographic. The 18 to 34 year old age group makes up a much greater percentage of the population in State College than in the Cambria/Somerset market, while the population of people 50 years of age or older is significantly less in State College. Overall, opportunities in the State College market are quite different and challenging, providing a promising growing source of business to profitably grow the Company.

     During 2002, the Company maintained union niche offices in Harrisburg in Dauphin County to the east of Johnstown and west into Pittsburgh in Allegheny County. There has been growth in both counties even as the national economy slowed.

     Nationally, the economic environment remains sluggish at best. Geopolitical forces in the Middle East continue to overshadow all economic gains realized within the geographic boundaries of the United States. While most economist are projecting significant improvement in the domestic economy by the last quarter of 2003, most of the Company's market area is expected to be slow in recovery.

EMPLOYEES

     The Company employed approximately 493 persons as of December 31, 2002, in full- and part-time positions. Approximately 288 non-supervisory employees of AmeriServ Financial Bank are represented by the United Steelworkers of America, AFL-CIO-CLC, Local Union 2635-06/07. AmeriServ Financial Bank and such employees are parties to a labor contract pursuant to which employees have agreed not to engage in any work stoppage during the term of the contract which has been extended for one year and will expire on October 15, 2004. AmeriServ Financial unionized employees voted overwhelmingly to accept the extension at a meeting held January 13, 2003. The contract extension, ratified by the general membership, includes a wage increase of 27 cents an hour or 2.25% of the average wage effective October 16, 2003. AmeriServ Financial Bank has not experienced a work stoppage since 1979.

COMMITMENTS AND LINES OF CREDIT

     The Company's subsidiaries are obligated under commercial, standby, and trade-related irrevocable letters of credit aggregating $5.3 million at December 31, 2002. In addition, the Company's AmeriServ Financial Bank subsidiary has issued lines of credit to customers generally for periods of up to one year. Borrowings under such lines of credit are usually for the working capital needs of the borrower. At December 31, 2002, AmeriServ Financial Bank had unused loan commitments of approximately $98.2 million. The Company has ample liquidity available to fund all outstanding loan commitments if they were fully drawn upon.

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

     The following Guide 3 information is included in this Form 10-K as listed below:

      I.  Distribution of Assets, Liabilities, and Stockholders'
          Equity; Interest Rates and Interest Differential
          Information.
          Information required by this section is presented on pages
          18-19 and 27-29.

     II.  Investment Portfolio
          Information required by this section is presented on pages
          5, 6, 44, 45 and 46.

    III.  Loan Portfolio
          Information required by this section appears on pages 7, 8, 47, 48 and 49.

     IV.  Summary of Loan Loss Experience
          Information required by this section is presented on pages
          21-23 and 47.

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

     The following table sets forth the cost basis and market value of AmeriServ Financial's investment portfolio as of the periods indicated:

     Investment Securities Available for Sale at:

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
COST BASIS:
  U.S. Treasury............................................  $ 12,514    $ 10,972    $ 10,820
  U.S. Agency..............................................     5,600         850      35,507
  State and municipal......................................         -       1,012      39,398
  Mortgage-backed securities...............................   430,541     439,591     419,669
  Other securities.........................................    33,117      46,154      50,793
                                                             --------    --------    --------
Total cost basis of investment securities available for
  sale.....................................................  $481,772    $498,579    $556,187
                                                             ========    ========    ========
Total market value of investment securities available for
  sale.....................................................  $490,701    $498,626    $550,232

     Investment Securities Held to Maturity at:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                               2002      2001     2000
                                                              -------    -----    -----
                                                                   (IN THOUSANDS)
COST BASIS:
  Mortgage-backed securities................................  $15,077       --       --
                                                              -------    -----    -----
Total cost basis of investment securities held to
  maturity..................................................  $15,077    $  --    $  --
                                                              =======    =====    =====
Total market value of investment securities held to
  maturity..................................................  $15,320    $  --    $  --

     The total securities portfolio increased by approximately $7.2 million between December 31, 2001 and December 31, 2002. This increase was due to management's decision to purchase securities as a result of loan run-off experience in the fourth quarter.

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

     At December 31, 2002, investment securities having a book value of $257.3 million were pledged as collateral for public funds, and FHLB borrowings.

     The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders' equity at December 31, 2002.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain minor exceptions, prohibits the purchase of any investment security below a Moody's Investor Service or Standard & Poor's rating of A. At December 31, 2002, 97.1% of the portfolio was rated AAA compared to 94.4% at December 31, 2001. Approximately 1.2% was rated below A or unrated at December 31, 2002.

LOAN PORTFOLIO

     The following table sets forth the Company's loans by major category as of the dates set forth below:

                                                          AT DECEMBER 31
                                   ------------------------------------------------------------
                                     2002        2001        2000         1999          1998
                                   --------    --------    --------    ----------    ----------
                                                          (IN THOUSANDS)
Commercial.......................  $ 89,127    $123,523    $116,615    $  152,042    $  139,751
Commercial loans secured by real
  estate.........................   222,854     209,483     193,912       406,927       341,842
Real estate-mortgage(1)..........   229,154     231,728     242,370       452,507       449,875
Consumer.........................    32,506      36,186      35,749        70,983        88,812
                                   --------    --------    --------    ----------    ----------
  Loans..........................   573,641     600,920     588,646     1,082,459     1,020,280
  Less: Unearned income..........     4,881       7,619       8,012         8,408         5,276
                                   --------    --------    --------    ----------    ----------
  Loans, net of unearned
     income......................  $568,760    $593,301    $580,634    $1,074,051    $1,015,004
                                   ========    ========    ========    ==========    ==========

---------------
(1) At December 31, 2002 and 2001, real estate-construction loans constituted 7.2% and 5.6% of the Company's total loans, net of unearned income, respectively.

     Total loans, net of unearned income, decreased by $24.5 million between December 31, 2001, and December 31, 2002. This decline occurred in commercial loans which decreased by $34.4 million, or 2.8%. This decline occurred in commercial loans due primarily to heightened prepayments and payoffs experienced in the fourth quarter of 2002. Total loans, net of unearned income, increased by $13 million between December 31, 2000, and December 31, 2001. This growth occurred in commercial mortgage loans which increased by $15.6 million, or 8.0%, and commercial loans which grew by $6.9 million, or a 5.9%.

     The amount of loans outstanding by category as of December 31, 2002, which are due in (i) one year or less, (ii) more than one year through five years, and
(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                             MORE THAN
                                                    ONE       ONE YEAR
                                                   YEAR       THROUGH         OVER        TOTAL
                                                  OR LESS    FIVE YEARS    FIVE YEARS     LOANS
                                                  -------    ----------    ----------    --------
                                                           (IN THOUSANDS, EXCEPT RATIOS)
Commercial......................................  $27,013     $ 55,709      $  6,405     $ 89,127
Commercial loans secured by real estate.........   44,079      113,014        65,761      222,854
Real estate-mortgage............................   20,528       34,473       174,153      229,154
Consumer........................................    4,559       11,822        16,125       32,506
                                                  -------     --------      --------     --------
Total...........................................  $96,179     $215,018      $262,444     $573,641
                                                  =======     ========      ========     ========
Loans with fixed-rate...........................  $36,847     $128,775      $174,381     $340,003
Loans with floating-rate........................   59,332       86,243        88,063      233,638
                                                  -------     --------      --------     --------
Total...........................................  $96,179     $215,018      $262,444     $573,641
                                                  =======     ========      ========     ========
Percent composition of maturity.................     16.8%        37.5%         45.7%       100.0%
Fixed-rate loans as a percentage of total
  loans.........................................                                             59.3%
Floating-rate loans as a percentage of total
  loans.........................................                                             40.7%

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

  COMMERCIAL LOANS SECURED BY REAL ESTATE

     This category includes various types of loans, including acquisition and construction of investment property, owner-occupied property and operating property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by our credit policy and follow industry guidelines and norms, and regulatory limitations. Personal guarantees are normally required during the construction phase on construction credits, and are frequently obtained on mid to smaller commercial real estate loans. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, which are monitored and considered at underwriting.

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

DEPOSITS

     The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three calendar years:

                                                  2002                2001                2000
                                            ----------------    ----------------    ----------------
                                             AMOUNT     RATE     AMOUNT     RATE     AMOUNT     RATE
                                            --------    ----    --------    ----    --------    ----
                                                          (IN THOUSANDS, EXCEPT RATES)
Demand -- non-interest bearing..........    $105,830      --%   $ 91,033      --%   $105,824      --%
Demand -- interest bearing..............      49,681    0.50      47,530    0.91      58,424    0.97
Savings.................................     100,454    1.32      91,926    1.52     112,829    1.57
Money markets...........................     129,902    1.09     134,799    2.71     142,903    4.65
Other time..............................     300,683    4.34     303,135    5.30     383,657    5.28
                                            --------            --------            --------
Total deposits..........................    $686,550    2.76%   $668,423    3.73%   $803,637    4.19%
                                            ========            ========            ========

     Total average deposits increased by $18.1 million or 2.7% in 2002. Factors contributing to the overall increase were the full-year operation of two new union niche offices and a full service community office in State College, the acquisition of escrow deposits from our mortgage banking operation and increased market share within the Company's core Cambria County market. Total average deposits decreased by $135 million in 2001, but $143 million of this decline was due to the April 1, 2000, spin-off of Three Rivers Bank (TRB). Excluding TRB, there was an $8 million increase in average deposits due to the addition of two new union niche offices and the opening of a full service branch in State College. This more than offset the sale of $15.7 million of deposits with the Company's Coalport office.

     The following table indicates the maturities and amounts of certificates of deposit issued in denominations of $100,000 or more as of December 31, 2002:

MATURING IN:

                                                                (IN THOUSANDS)
                                                                --------------
Three months or less........................................       $13,400
Over three through six months...............................         1,716
Over six through twelve months..............................         1,203
Over twelve months..........................................        16,502
                                                                   -------
Total.......................................................       $32,821
                                                                   =======

ITEM 2.  PROPERTIES

     The principal offices of the Company and AmeriServ Financial Bank occupy a five-story building at the corner of Main and Franklin Streets in Johnstown plus nine floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 16 other locations which are owned in fee. Eleven additional locations are leased with terms expiring from February 14, 2003 to March 31, 2018.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     As of January 31, 2003, the Company had 4,877 shareholders of its Common Stock. Other information required by this section is presented on pages 59, 60 and 61. On February 28, 2003, the Company and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (Federal Reserve) and the Pennsylvania Department of Banking (Department). Under the terms of the MOU, the Company and the Bank cannot declare dividends, the Company may not redeem any of its own stock, and the Company cannot incur any additional debt other than in the ordinary course of business, in each case, without the prior written approval of the Federal Reserve and the Department. Accordingly, the Board of Directors of the Company cannot reinstate the previously suspended common stock dividend, or reinstitute its stock repurchase program without the concurrence of the Federal Reserve and the Department.

COMMON STOCK

     AmeriServ Financial, Inc.'s Common Stock is traded on the NASDAQ National Market System under the symbol ASRV. The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

                                                               CLOSING PRICES
                                                              ----------------    CASH DIVIDENDS
                                                               HIGH      LOW         DECLARED
                                                              ------    ------    --------------
YEAR ENDED DECEMBER 31, 2002:
                                                              $ 5.15    $ 4.40        $0.09
  First Quarter...........................................
                                                                5.24      4.50         0.09
  Second Quarter..........................................
                                                                4.79      2.30         0.09
  Third Quarter...........................................
                                                                3.42      2.25         0.03
  Fourth Quarter..........................................

Year ended December 31, 2001:
                                                              $ 4.63    $ 3.88        $0.09
  First Quarter...........................................
                                                                5.80      4.20         0.09
  Second Quarter..........................................
                                                                5.90      4.60         0.09
  Third Quarter...........................................
                                                                4.80      4.30         0.09
  Fourth Quarter..........................................

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                 SELECTED TEN-YEAR CONSOLIDATED FINANCIAL DATA

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        2002         2001         2000         1999         1998
                                     ----------   ----------   ----------   ----------   ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income..............  $   66,015   $   81,659   $  107,298   $  165,188   $  158,958
Total interest expense.............      38,647       53,461       69,839       99,504       93,728
                                     ----------   ----------   ----------   ----------   ----------
Net interest income................      27,368       28,198       37,459       65,684       65,230
  Provision for loan losses........       9,265        1,350        2,096        1,900          600
                                     ----------   ----------   ----------   ----------   ----------
Net interest income after provision
  for loan losses..................      18,103       26,848       35,363       63,784       64,630
Total non-interest income..........      19,687       18,075       16,609       24,374       23,689
Total non-interest expense(3)......      46,367       42,536       51,734       60,815       59,520
                                     ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle........................     (8,577)        2,387          238       27,343       28,799
  Provision (benefit) for income
    taxes..........................     (3,425)          412      (1,478)        6,922        7,655
                                     ----------   ----------   ----------   ----------   ----------
Income (loss) before extraordinary
  item, cumulative effect of change
  in accounting principle..........     (5,152)        1,975        1,716       20,421       21,144
  Cumulative effect of change in
    accounting principle...........          --           --           --           --           --
                                     ----------   ----------   ----------   ----------   ----------
Net income (loss)..................  $  (5,152)   $    1,975   $    1,716   $   20,421   $   21,144
                                     ==========   ==========   ==========   ==========   ==========
Net income (loss) applicable to
  common stock.....................  $  (5,152)   $    1,975   $    1,716   $   20,421   $   21,144
                                     ==========   ==========   ==========   ==========   ==========
PER COMMON SHARE DATA:(1)
Basic earnings (loss) per share....  $   (0.37)   $     0.15   $     0.13   $     1.53   $     1.51
Diluted earnings (loss) per
  share............................      (0.37)         0.15         0.13         1.52         1.48
Cash dividends declared............        0.30         0.36         0.42         0.59         0.60
Book value at period end...........        5.59         5.83         5.83         8.46        10.48
                                     ----------   ----------   ----------   ----------   ----------
BALANCE SHEET AND OTHER DATA:
Total assets.......................  $1,175,550   $1,198,859   $1,254,261   $2,467,479   $2,377,081
Loans and loans held for sale, net
  of unearned income...............     572,977      599,481      590,271    1,095,804    1,066,321
Allowance for loan losses..........      10,035        5,830        5,936       10,350       10,725
Investment securities available for
  sale.............................     490,701      498,626      550,232    1,187,335      661,491
Investment securities held to
  maturity.........................      15,077           --           --           --      508,142
Deposits...........................     669,929      676,346      659,064    1,230,941    1,176,291
Total borrowings...................     410,135      424,665      500,580    1,099,842    1,026,570
Stockholders' equity...............      77,756       79,490       78,407      112,557      141,670
Full-time equivalent employees.....         422          475          477          745          762
                                     ----------   ----------   ----------   ----------   ----------

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        1997         1996         1995         1994         1993
                                     ----------   ----------   ----------   ----------   ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income..............  $  154,788   $  137,333   $  129,715   $  102,811   $   85,735
Total interest expense.............      87,929       76,195       73,568       46,993       36,250
                                     ----------   ----------   ----------   ----------   ----------
Net interest income................      66,859       61,138       56,147       55,818       49,485
  Provision for loan losses........         158           90          285      (2,765)        2,400
                                     ----------   ----------   ----------   ----------   ----------
Net interest income after provision
  for loan losses..................      66,701       61,048       55,862       58,583       47,085
Total non-interest income..........      20,203       18,689       16,543        8,187       10,150
Total non-interest expense(3)......      54,104       52,474       50,557       49,519       40,715
                                     ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle........................      32,800       27,263       21,848       17,251       16,520
  Provision (benefit) for income
    taxes..........................       9,303        7,244        6,045        5,931        5,484
                                     ----------   ----------   ----------   ----------   ----------
Income (loss) before extraordinary
  item, cumulative effect of change
  in accounting principle..........      23,497       20,019       15,803       11,320       11,036
  Cumulative effect of change in
    accounting principle...........          --           --           --           --        1,452
                                     ----------   ----------   ----------   ----------   ----------
Net income (loss)..................  $   23,497   $   20,019   $   15,803   $   11,320   $   12,488
                                     ==========   ==========   ==========   ==========   ==========
Net income (loss) applicable to
  common stock.....................  $   23,497   $   20,019   $   15,803   $   11,320   $   12,385
                                     ==========   ==========   ==========   ==========   ==========
PER COMMON SHARE DATA:(1)
Basic earnings (loss) per share....  $     1.56   $     1.28   $     0.96   $     0.73   $     0.93
Diluted earnings (loss) per
  share............................        1.54         1.28         0.96         0.73         0.91
Cash dividends declared............        0.53         0.46         0.35         0.32         0.29
Book value at period end...........       10.77         9.97         9.45         8.19         8.22
                                     ----------   ----------   ----------   ----------   ----------
BALANCE SHEET AND OTHER DATA:
Total assets.......................  $2,239,110   $2,087,112   $1,885,372   $1,788,890   $1,241,521
Loans and loans held for sale, net
  of unearned income...............     989,575      939,726      834,634      868,004      727,186
Allowance for loan losses..........      12,113       13,329       14,914       15,590       15,260
Investment securities available for
  sale.............................     580,115      455,890      427,112      259,462      428,712
Investment securities held to
  maturity.........................     536,608      546,318      463,951      524,638           --
Deposits...........................   1,139,527    1,138,738    1,177,858    1,196,246    1,048,866
Total borrowings...................     913,056      770,102      534,182      432,735       60,322
Stockholders' equity...............     158,180      151,917      150,492      137,136      116,615
Full-time equivalent employees.....         765          759          742          780          665
                                     ----------   ----------   ----------   ----------   ----------


SELECTED FINANCIAL RATIOS:
Return on average total equity.....      (6.37)%        2.44%        2.11%       15.48%       14.13%       15.00%       13.36%
Return on average assets...........      (0.43)         0.15         0.11         0.83         0.93         1.09         1.03
Loans and loans held for sale, net
  of unearned income, as a percent
  of deposits, at period end.......       85.53        88.64        89.56        89.02        87.09        86.84        82.52
Ratio of average total equity to
  average assets...................        6.79         6.32         5.20         5.39         6.58         7.28         7.69
Common stock cash dividends as a
  percent of net income (loss)
  applicable to common stock.......     (80.16)       247.29       327.27        38.51        41.00        34.00        35.28
Common and preferred stock cash
  dividends as a percent of net
  income (loss)....................     (80.16)       247.29       327.27        38.51        41.00        34.00        35.28
Interest rate spread...............        2.16         2.08         2.26         2.59         2.58         2.97         3.06
Net interest margin................        2.51         2.45         2.63         2.96         3.17         3.43         3.52
Allowance for loan losses as a
  percentage of loans and loans
  held for sale, net of unearned
  income, at period end............        1.75         0.97         1.01         0.94         1.01         1.22         1.42
Non-performing assets as a
  percentage of loans and loans
  held for sale and other real
  estate owned, at period end......        1.22         1.67         1.01         1.21         0.77         0.89         0.92
Net charge-offs as a percentage of
  average loans and loans held for
  sale.............................        0.85         0.26         0.21         0.21         0.19         0.14         0.20
Ratio of earnings to fixed charges
  and preferred dividends:(2)
Excluding interest on deposits.....        0.62X        1.07x        1.01x        1.47x        1.54x        1.72x        1.79x
Including interest on deposits.....        0.78         1.04         1.00         1.27         1.31         1.37         1.36
Cumulative one year GAP ratio, at
  period end.......................        1.44         1.30         1.01         0.59         1.03         0.88         0.79
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------


SELECTED FINANCIAL RATIOS:
Return on average total equity.....       11.03%        8.92%       11.46%
Return on average assets...........        0.87         0.75         1.03
Loans and loans held for sale, net
  of unearned income, as a percent
  of deposits, at period end.......       70.86        72.56        69.33
Ratio of average total equity to
  average assets...................        7.85         8.39         8.96
Common stock cash dividends as a
  percent of net income (loss)
  applicable to common stock.......       36.43        44.57        32.28
Common and preferred stock cash
  dividends as a percent of net
  income (loss)....................       36.43        44.57        32.84
Interest rate spread...............        2.94         3.47         3.72
Net interest margin................        3.45         4.03         4.34
Allowance for loan losses as a
  percentage of loans and loans
  held for sale, net of unearned
  income, at period end............        1.79         1.80         2.10
Non-performing assets as a
  percentage of loans and loans
  held for sale and other real
  estate owned, at period end......        1.13         0.91         0.89
Net charge-offs as a percentage of
  average loans and loans held for
  sale.............................        0.08         0.04         0.13
Ratio of earnings to fixed charges
  and preferred dividends:(2)
Excluding interest on deposits.....        1.77x        2.34x        5.26x
Including interest on deposits.....        1.30         1.37         1.45
Cumulative one year GAP ratio, at
  period end.......................        0.86         0.79         1.10
                                     ----------   ----------   ----------

---------------

(1) All per share and share data have been adjusted to reflect a 3 for 1 stock split in the form of a 200% stock dividend which was distributed on July 31, 1998, to shareholders of record on July 16, 1998.
(2) The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.
(3) Beginning in 2002, the Company adopted SFAS #142 which ceased the amortization expense of goodwill. For further discussion see Note #21 of the Consolidated Financial Statements.

                 SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

                                                                    2002 QUARTER ENDED
                                                 ---------------------------------------------------------
                                                 DEC. 31         SEPT. 30         JUNE 30         MARCH 31
                                                 -------         --------         -------         --------
                                                           (In thousands, except per share data)
Interest income................................  $15,482         $16,202          $17,071         $17,260
Non-interest income............................   5,086            4,929           5,024            4,648
                                                 -------         -------          -------         -------
Total revenue..................................  20,568           21,131          22,095           21,908
                                                 -------         -------          -------         -------
Interest expense...............................   8,798            9,408           9,764           10,677
Provision for loan losses......................   4,530            3,380             815              540
Non-interest expense...........................  10,371           15,005          11,056            9,935
                                                 -------         -------          -------         -------
Income (loss) before income taxes..............  (3,131)          (6,662)            460              756
  Provision (benefit) for income taxes.........  (1,169)          (2,438)             52              130
                                                 -------         -------          -------         -------
Net income(loss)...............................  $(1,962)        $(4,224)         $  408          $   626
                                                 -------         -------          -------         -------
Basic earnings (loss) per common share.........  $(0.14)         $ (0.31)         $ 0.03          $  0.05
Diluted earnings (loss) per common share.......   (0.14)           (0.31)           0.03             0.05
Cash dividends declared per common share.......    0.03             0.09            0.09             0.09
                                                 =======         =======          =======         =======

                                                                    2001 QUARTER ENDED
                                                 ---------------------------------------------------------
                                                 DEC. 31         SEPT. 30         JUNE 30         MARCH 31
                                                 -------         --------         -------         --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income................................  $18,923         $20,565          $20,997         $21,174
Non-interest income............................   4,778            5,311           3,656            4,330
                                                 -------         -------          -------         -------
Total revenue..................................  23,701           25,876          24,653           25,504
                                                 -------         -------          -------         -------
Interest expense...............................  11,883           13,698          13,821           14,059
Provision for loan losses......................     390              315             330              315
Non-interest expense...........................  10,940           11,628           9,708           10,260
                                                 -------         -------          -------         -------
Income before income taxes.....................     488              235             794              870
  Provision (benefit) for income taxes.........      87               (5)            156              174
                                                 -------         -------          -------         -------
Net income.....................................  $  401          $   240          $  638          $   696
                                                 -------         -------          -------         -------
Basic earnings per common share................  $ 0.03          $  0.02          $ 0.05          $  0.05
Diluted earnings per common share..............    0.03             0.02            0.05             0.05
Cash dividends declared per common share.......    0.09             0.09            0.09             0.09
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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

     PERFORMANCE OVERVIEW. . .The following tables summarize some of the Company's key performance indicators for each of the past three years. The Company successfully spun-off its Three Rivers Bank subsidiary on April 1, 2000. Consequently, the Company's financial results for 2000 include Three Rivers Bank for the first quarter of that year.

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2002         2001        2000
                                                              ---------    --------    --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                      DATA AND RATIOS)
Net income (loss)...........................................   $(5,152)     $1,975      $1,716
Diluted earnings (loss) per share...........................     (0.37)       0.15        0.13
Return on average equity....................................     (6.37)%      2.44%       2.11%

     The Company reported a net loss of $5.2 million or $0.37 per share in 2002 compared to net income of $2.0 million or $0.15 in 2001. The Company's 2002 net income was negatively impacted by an increased provision for loan losses, higher non-interest expense, and reduced net interest income. Specifically, the provision for loan losses totaled $9.3 million in 2002; an increase of $7.9 million over the 2001 provision. The higher 2002 provision reflects actions taken to strengthen the allowance for loan losses as a result of the continued weakness in the economy and deterioration in credit quality. Non-interest expense increased by $3.8 million due in part to additional mortgage servicing impairment charges and a $920,000 restructuring charge associated with implementing the Company's earnings improvement program (See further discussion within Non-Interest Expense section of this M. D. & A.). This increase was partially offset by $1.3 million reduction in goodwill amortization expense due to the adoption of SFAS #142. Net interest income declined by $830,000 as a smaller level of earning assets more than offset the benefit of an increased net interest margin. These negative items were partially offset by increased non-interest income and a benefit for income taxes.

     The Company's net income for 2001 totaled $2.0 million or $0.15 per diluted share compared to net income of $1.7 million or $0.13 per diluted share in 2000. Factors that contributed to the higher net income in 2001 included increased non-interest income, lower non-interest expense, and a reduced provision for loan losses. Specifically, non-interest income increased by $1.5 million due primarily to increased gains generated on asset sales in 2001. Non-interest expense declined by $9.2 million and was driven lower primarily by reduced salaries and employee benefit costs and the non-recurrence of $2.6 million in costs incurred for the Three Rivers Bank spin-off during 2000. The Company's 2000 expenses were also negatively impacted by a $1.5 million charge to exit the wholesale mortgage production business. This charge was recorded in the fourth quarter of 2000 due to the December 20th receipt of a favorable supplemental private letter ruling from the IRS which ensured that the tax-free treatment of the Three Rivers Bank spin-off would not be jeopardized by this action. The provision for loan losses declined by $746,000 in 2001 as the Company increased its allowance for loan losses in the fourth quarter of 2000 due to a problem commercial trucking lease that the Company worked out during 2001.

     These positive items were partially offset by reduced net interest income and higher income tax expense in 2001. An 18 basis point reduction in the net interest margin and a reduced level of earning assets caused net interest income to decline by $9.3 million from the 2000 level. The higher income tax expense reflects a more typical income tax provision in 2001. The Company benefited from a reduction in income tax expense of $925,000 in 2000 due to the successful conclusion of an Internal Revenue Service examination of the Company's tax returns.

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

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                               2002       2001        2000
                                                              -------    -------    --------
                                                              (IN THOUSANDS, EXCEPT RATIOS)
Interest income.............................................  $66,015    $81,659    $107,298
Interest expense............................................   38,647     53,461      69,839
                                                              -------    -------    --------
Net interest income.........................................   27,368     28,198      37,459
Tax-equivalent adjustment...................................       72      1,023       1,688
                                                              -------    -------    --------
Net tax-equivalent interest income..........................  $27,440    $29,221    $ 39,147
Net interest margin.........................................     2.51%      2.45%       2.63%

     2002 NET INTEREST PERFORMANCE OVERVIEW. . .The Company's 2002 net interest income on a tax-equivalent basis decreased by $1.8 million or 6.1% from 2001 due to a lower level of earning assets. This decline more than offset the benefit to net interest income of a six basis point increase in the net interest margin to 2.51%. The reduced level of earning assets was due to a $107 million reduction in the investment securities portfolio. This decrease resulted from the Company's decision to reduce its interest rate risk by delevering its balance sheet in the fourth quarter of 2001 and maintaining this lower borrowed funds position in 2002. As a result of this action, the Company's level of Federal Home Loan Bank advances and short-term borrowings to total assets averaged 31.9% in 2002 compared to 37.4% in 2001.

     COMPONENT CHANGES IN NET INTEREST INCOME: 2002 VERSUS 2001. . .Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for 2002 decreased by $16.6 million or 20.1% when compared to 2001. This decrease was due to a $88 million decline in earning assets and a 92 basis point drop in the earning asset yield. Within the earning asset base, the yield on the total investment securities portfolio dropped by 107 basis points to 5.02% while the yield on the total loan portfolio decreased by 104 basis points to 6.93%. Both of these declines reflect the lower interest rate environment in place in 2002 as the Federal Reserve reduced the federal funds rate by an unprecedented 475 basis points during 2001 and by an additional 50 basis points in the fourth quarter of 2002 in an effort to stimulate economic growth. These significant rate reductions caused accelerated asset prepayments as borrowers elected to refinance their higher fixed rate loans into lower cost borrowings. Additionally, the downward repricing of floating rate assets also contributed to the lower earning asset yield.

     The $88 million decline in the volume of earning assets was due to a $107 million reduction in investment securities. The Company took advantage of the lower interest rate environment to reposition and profitably reduce the size of its investment securities portfolio during the fourth quarter of 2001 and throughout 2002. This decline in investment securities was partially offset by a $22 million or 4.0% increase in total average loans outstanding. The loan growth occurred primarily in commercial real-estate loans and reflects continued successful new business generation in the State College market. The Company has also successfully grown its variable rate open-end home equity product during the past twelve months.

     The Company's total interest expense for 2002 decreased by $14.8 million or 27.7% when compared to 2001. This reduction in interest expense was due to a lower volume of interest bearing liabilities (specifically borrowed funds) and a reduced cost of funds. Total average borrowed funds were $101 million or 19.7% lower in 2002 as fewer borrowings were needed to fund a smaller earning asset base.

     The total cost of funds declined by 100 basis points to 3.89% and was driven down by a reduced cost of both deposits and borrowings. Specifically, the cost of interest bearing deposits decreased by 97 basis points to 2.76% and the cost of borrowings declined by 74 basis points to 5.46%. The lower deposit cost was caused by lower rates paid in all deposit categories particularly for money market deposits and certificates of deposit. The April 15, 2002 maturity of an $80 million interest rate swap that had fixed the cost of certain FHLB borrowings at 6.93% was a key factor responsible for the reduced cost of borrowings. Those hedged borrowings repriced to current market with an average cost of approximately 1.79% in 2002.

     The lower deposit costs did not negatively impact the Company's deposit generation strategies, as total average deposits were $18 million or 2.7% higher in 2002 as compared to 2001. This growth in deposits occurred despite the third quarter 2001 strategic sale of approximately $16 million of deposits associated with the Company's Coalport Branch. Factors contributing to the overall gross $34 million average deposit growth included: $14 million of deposits from the Company's two new union niche offices, $8 million from the full service community office opened in State College, the acquisition of an additional $8 million of escrow deposits from our mortgage banking operation, and increased market share within the Company's core Cambria County market. A series of strategically focused advertising campaigns to capture business from the Company's largest Cambria County competitor, which was recently acquired by a bank holding company headquartered out-of-state, has been beneficial in increasing deposits. These campaigns resulted in the addition of nearly 1,200 new customers and approximately $4.0 million in new deposits in 2002.

     The Company has actively used borrowed funds to purchase investment securities to leverage its balance sheet. The maximum amount of leveraging the Company can execute is controlled by internal policy requirements to maintain a minimum asset leverage ratio of no less than 6.0% (see further discussion under Capital Resources), to limit net interest income variability to +/-7.5% and net income variability to +/-20% over a twelve month period (see further discussion under Interest Rate Sensitivity), and to limit total FHLB advances and short-term borrowings to no more than 40% of total assets. As a result of investment security sales executed since the fourth quarter of 2001, the Company's ratio of FHLB advances and short-term borrowings to total assets averaged 31.9% in 2002 compared to 37.4% in 2001. The total revenue contribution from leverage assets (including investment security gains and losses) amounted to $3.6 million in 2002 compared to $1.6 million in 2001. Since its inception in 1995, the leverage program has produced total pre-tax revenue of $36.2 million. The Company presently anticipates that the size of the leverage program in 2003 will be comparable with the 2002 average of $379 million or approximately 32% of total assets. Longer-term the Company would like to reduce the size of its leverage program to 25% of total assets.

     2001 NET INTEREST PERFORMANCE OVERVIEW. . .The Company's 2001 net interest income on a tax-equivalent basis decreased by $9.9 million or 25.4% from 2000 due to a combination of a reduced net interest margin and a lower volume of earning assets. An 18 basis point drop in the net interest margin was caused by a 40 basis point decrease in the earning asset yield which more than offset a decline of 22 basis points in the cost of funds. The lower volume of earning assets resulted from a decline in both average loans and investment securities outstanding. The Three Rivers Bank spin-off and accelerated asset prepayments were key factors responsible for the drop in total earning assets.

     COMPONENT CHANGES IN NET INTEREST INCOME: 2001 VERSUS 2000. . .Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for 2001 decreased by $26.3 million or 24.1% when compared to 2000. This decrease was due to a $290 million decline in the volume of earning assets and a 40 basis point drop in the earning asset yield. Within the earning asset base, the yield on the total investment securities portfolio dropped by 41 basis points to 6.09% while the yield on the total loan portfolio decreased by 28 basis points to 7.97%. Both of these declines reflect the lower interest rate environment in place in 2001.

     These significant rate reductions caused accelerated asset prepayments as borrowers elected to refinance their higher fixed rate loans into lower cost borrowings. Excluding the impact of the Three Rivers Bank spin-off, total average loans outstanding were $40 million or 6.7% lower in 2001 when compared to 2000. Within the loan portfolio, $18 million of this decline in average loans outstanding resulted from the Company's decision to exit the wholesale mortgage production business. The remainder of the decline is due to loan pay-offs exceeding new production due to the previously mentioned heightened prepayment activity. Average investment securities outstanding declined by $142 million or 19.1% due predominantly to the Three Rivers Bank spin-off and fourth quarter activity. The Company realized $1.1 million of security gains by taking advantage of the lower interest rate environment to reposition and reduce the size of its investment portfolio during the fourth quarter of 2001.

     The Company's total interest expense for 2001 decreased by $16.4 million or 23.5% when compared to 2000. This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total interest bearing liabilities were $272 million lower in 2001 as fewer liabilities were needed to fund a smaller earning asset base.

     The total cost of funds declined by 22 basis points to 4.89% and was driven down by a reduced cost of deposits. Specifically, the cost of interest bearing deposits decreased by 46 basis points to 3.73% due to a lower cost for money market deposits. The Company's cost of FHLB advances and other short-term borrowings averaged 6.05% in 2001 compared to 5.95% in 2000. The modest increase in borrowing cost during a period of sharply declining interest rates reflects strategies previously executed by the Company to hedge and fix its borrowings cost. Fixed rate swaps, which had protected the Company during the rising interest rate environment in the year 2000, kept the cost of funds from reducing proportionately during 2001. However, the late October 2001 maturity of $100 million of interest rate swaps that had fixed the Company's cost of certain borrowings at 6.42% helped reverse the quarterly net interest margin compression trend that the Company had experienced during the first three quarters of 2001. Specifically, the Company's net interest margin expanded by 14 basis points to 2.49% during the fourth quarter of 2001.

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

                                                                  YEAR ENDED DECEMBER 31
                             ------------------------------------------------------------------------------------------------
                                          2002                             2001                             2000
                             ------------------------------   ------------------------------   ------------------------------
                                          INTEREST                         INTEREST                         INTEREST
                              AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                              BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE
                             ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
  Loans, net of unearned
    income.................  $  585,646   $ 41,082    6.93%   $  563,392   $ 45,568    7.97%   $  722,663   $ 60,517    8.25%
  Deposits with banks......      14,859        281    1.89        17,173        552    3.17         5,729        212    3.64
  Federal funds sold and
    securities purchased
    under agreements to
    resell.................         542          9    1.56         1,087         32    2.97         1,056         70    6.54
  Investment securities:
    Available for sale.....     491,552     24,685    5.02       599,427     36,530    6.09       741,335     48,187    6.50
    Held to maturity.......         594         30    5.09            --         --      --            --         --      --
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
Total investment
  securities...............     492,146     24,715    5.02       599,427     36,530    6.09       741,335     48,187    6.50
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
TOTAL INTEREST EARNING
  ASSETS/ INTEREST
  INCOME...................   1,093,193     66,087    6.05     1,181,079     82,682    6.97     1,470,783    108,986    7.37
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
Non-interest earning
  assets:
  Cash and due from
    banks..................      22,700                           21,627                           24,725
  Premises and equipment...      13,165                           13,348                           14,918
  Other assets.............      67,359                           68,192                           63,191
  Allowance for loan
    losses.................      (5,997)                          (5,798)                          (6,705)
                             ----------                       ----------                       ----------
TOTAL ASSETS...............  $1,190,420                       $1,278,448                       $1,566,912
                             ==========                       ==========                       ==========
Interest bearing
  liabilities:
  Interest bearing
    deposits:
    Interest bearing
      demand...............  $   49,681   $    249    0.50%   $   47,530   $    434    0.91%   $   58,424   $    569    0.97%
    Savings................     100,454      1,329    1.32        91,926      1,401    1.52       112,829      1,775    1.57
    Money market...........     129,902      1,423    1.09       134,799      3,654    2.71       142,903      6,650    4.65
    Other time.............     300,683     13,053    4.34       303,135     16,053    5.30       383,657     20,275    5.28
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
    Total interest bearing
      deposits.............     580,720     16,054    2.76       577,390     21,542    3.73       697,813     29,269    4.19
Federal funds purchased,
  securities sold under
  agreements to repurchase,
  and other short-term
  borrowings...............      56,633      1,015    1.79        54,217      1,950    3.60       119,184      6,858    5.67
Advances from Federal Home
  Loan Bank................     322,557     18,618    5.77       423,767     26,961    6.36       508,503     30,608    6.02
Guaranteed junior
  subordinated deferrable
  interest debentures......      34,500      2,960    8.58        34,500      2,960    8.58        34,500      2,960    8.58
Long-term debt.............          --         --      --         2,543         48    1.89         4,037        144    3.57
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
TOTAL INTEREST BEARING
  LIABILITIES/INTEREST
  EXPENSE..................     994,410     38,647    3.89     1,092,417     53,461    4.89     1,364,037     69,839    5.11
                             ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
Non-interest bearing
  liabilities:
  Demand deposits..........     105,830                           91,033                          105,824
  Other liabilities........       9,356                           14,217                           15,628
  Stockholders' equity.....      80,824                           80,781                           81,423
                             ----------                       ----------                       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY.....  $1,190,420                       $1,278,448                       $1,566,912
                             ==========                       ==========                       ==========
Interest rate spread.......                           2.16                             2.08                             2.26
Net interest income/net
  interest margin..........                 27,440    2.51%                  29,221    2.45%                  39,147    2.63%
Tax-equivalent
  adjustment...............                    (72)                          (1,023)                          (1,688)
                                          --------                         --------                         --------
Net interest income........               $ 27,368                         $ 28,198                         $ 37,459
                                          ========                         ========                         ========

     The average balance and yield on taxable securities was $491 million and 5.02%, $571 million and 6.10%, and $666 million and 6.53% for 2002, 2001, and
2000, respectively. The average balance and tax-equivalent yield on tax-exempt securities was $1 million and 5.45%, $29 million and 6.0%, and $74 million and 6.21% for 2002, 2001, and 2000, respectively.

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

                                                         2002 VS. 2001                   2001 VS. 2000
                                                 -----------------------------   -----------------------------
                                                      INCREASE (DECREASE)             INCREASE (DECREASE)
                                                       DUE TO CHANGE IN:               DUE TO CHANGE IN:
                                                 -----------------------------   -----------------------------
                                                 AVERAGE    AVERAGE              AVERAGE    AVERAGE
                                                  VOLUME     RATE      TOTAL      VOLUME     RATE      TOTAL
                                                 --------   -------   --------   --------   -------   --------
                                                                        (IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income..................  $  1,947   $(6,433)  $ (4,486)  $(12,954)  $(1,995)  $(14,949)
Deposits with banks............................       (68)     (203)      (271)       363       (23)       340
Federal funds sold and securities purchased
  under agreements to resell...................       (12)      (11)       (23)         2       (40)       (38)
Investment securities:
  Available for sale...........................    (5,966)   (5,879)   (11,845)    (8,768)   (2,889)   (11,657)
  Held to maturity.............................         4        26         30         --        --         --
                                                 --------   -------   --------   --------   -------   --------
Total investment securities....................    (5,962)   (5,853)   (11,815)    (8,768)   (2,889)   (11,657)
                                                 --------   -------   --------   --------   -------   --------
TOTAL INTEREST INCOME..........................    (4,095)  (12,500)   (16,595)   (21,357)   (4,947)   (26,304)
                                                 --------   -------   --------   --------   -------   --------
INTEREST PAID ON:
Interest bearing demand deposits...............        21      (206)      (185)      (101)      (34)      (135)
Savings deposits...............................       175      (248)       (73)      (319)      (55)      (374)
Money market...................................      (128)   (2,105)    (2,233)      (359)   (2,637)    (2,996)
Other time deposits............................      (128)   (2,869)    (2,997)    (4,300)       78     (4,222)
Federal funds purchased, securities sold under
  agreements to repurchase, and other
  short-term borrowings........................        91    (1,026)      (935)    (2,939)   (1,969)    (4,908)
Advances from Federal Home Loan Bank...........    (6,009)   (2,334)    (8,343)    (5,517)    1,870     (3,647)
Long-term debt.................................       (24)      (24)       (48)       (42)      (54)       (96)
                                                 --------   -------   --------   --------   -------   --------
TOTAL INTEREST EXPENSE.........................    (6,002)   (8,812)   (14,814)   (13,577)   (2,801)   (16,378)
                                                 --------   -------   --------   --------   -------   --------
CHANGE IN NET INTEREST INCOME..................  $  1,907   $(3,688)  $ (1,781)  $ (7,780)  $(2,146)  $ (9,926)
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

                                                                        AT DECEMBER 31
                                                              ----------------------------------
                                                                2002         2001         2000
                                                              ---------    ---------    --------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Total loan delinquency (past due 30 to 89 days).............   $17,878      $11,905      $6,424
Total non-accrual loans.....................................     6,791        9,303       5,803
Total non-performing assets(1)..............................     6,964       10,044       5,961
Loan delinquency as a percentage of total loans and loans
  held for sale, net of unearned income.....................      3.12%        1.99%       1.09%
Non-accrual loans as a percentage of total loans and loans
  held for sale, net of unearned income.....................      1.19         1.55        0.98
Non-performing assets as a percentage of total loans and
  loans held for sale, net of unearned income, and other
  real estate owned.........................................      1.22         1.67        1.01

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

     Between December 31, 2001, and December 31, 2002, total loan delinquency increased sharply by $6 million to 3.12% of total loans. The majority of the increase was in commercial mortgage loans that were between 30 and 60 days delinquent. The increasing trend for loan delinquency over the past two years reflects the weaker economic conditions experienced both nationally and in the Company's local markets. The Company's level of non-performing assets dropped from $10.0 million or 1.67% of total loans at December 31, 2001 to $7.0 million or 1.22% of total loans at December 31, 2002. The decline between years was mainly due to increased net charge-offs in 2002 rather than improved credit quality.

     Of the Company's total $7.0 million of non-performing assets at December 31, 2002, $3.7 million are commercial loans (including commercial real-estate) and leases with the remaining $3.3 million related to residential mortgage loans. Minimal losses are expected from the residential mortgage portfolio, as historically residential mortgage losses for the Company have been less than 0.06% of average mortgage loans. Additionally, of the $3.7 million of non-performing commercial loans and leases, $1.3 million relates to the two problem credits (one in the lumber industry and one in the food services industry) for which the Company recorded substantial charge-offs in the third quarter of 2002. The Company anticipates there will most likely be no further charge-offs as it completes the workout process on these two credits.

     In addition to the non-performing assets, the Company is concerned with the performance of a $4.8 million commercial mortgage to a borrower in the personal care industry. As of February 28, 2003, the borrower is in default of their contractual payments. It is likely that the default will continue and the loan will become a non-performing asset by March 31, 2003. This credit is supported by an 80% guarantee by the U.S. Department of Agriculture and is secured by a first mortgage on the personal care facility. The 20% unguaranteed portion of the loan was rated doubtful at December 31, 2002 and the Company had established an allocation of $410,000 within the allowance for loan losses for this credit.

     The Company is also carefully monitoring the performance of a $3.1 million commercial lease to a large publicly held company in the semiconductor industry. Since the inception of the lease in June 2001, the Company has not experienced any delinquency or payment problems with this credit. The next scheduled payment is due March 20, 2003 and the borrower has indicated that they intend to continue to make payments on the loan. However, the commercial lease is secured by semiconductor manufacturing equipment that is located in a facility that was recently closed by the borrower. The Company has internally classified this credit as substandard at December 31, 2002. The Company has allocated its substandard allocation percentage of 17.4% against this credit meaning that the loan loss reserve allocation at December 31, 2002 totaled approximately $540,000.

     Between December 31, 2000, and December 31, 2001, non-performing assets increased by $4 million to 1.67% of total loans. The increase was largely attributable to a $3.1 million commercial lease to a Company in the steel industry. The Company experienced a $1.6 million charge-off on the workout of this problem credit during 2002.

     ALLOWANCE AND PROVISION FOR LOAN LOSSES. . .As described in more detail in Note #1 to the Consolidated Financial Statements, the Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The allowance can be summarized into three elements; 1) reserves established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, economic trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy, financial information, and documentation exceptions, and 3) a general unallocated reserve which provides conservative positioning in the event of variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the bank's loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. Note that the qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company's management to establish allocations which accommodate each of the listed risk factors. The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended:

                                                        YEAR ENDED DECEMBER 31
                                       --------------------------------------------------------
                                         2002       2001       2000        1999         1998
                                       --------   --------   --------   ----------   ----------
                                            (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year.........  $  5,830   $  5,936   $ 10,350   $   10,725   $   12,113
Reduction due to spin-off of TRB.....        --         --     (5,028)          --           --
                                       --------   --------   --------   ----------   ----------
  Charge-offs:
     Commercial......................     5,119      1,147        792        1,802          899
     Real estate-mortgage............       516        220      1,038          625          359
     Consumer........................       348        453        332          576        1,260
                                       --------   --------   --------   ----------   ----------
          Total charge-offs..........     5,983      1,820      2,162        3,003        2,518
                                       --------   --------   --------   ----------   ----------
  Recoveries:
     Commercial......................       584        133         53          295          113
     Real estate-mortgage............       160         65        451          199          132
     Consumer........................       179        166        176          234          285
                                       --------   --------   --------   ----------   ----------
          Total recoveries...........       923        364        680          728          530
                                       --------   --------   --------   ----------   ----------
Net charge-offs......................     5,060      1,456      1,482        2,275        1,988
Provision for loan losses............     9,265      1,350      2,096        1,900          600
                                       --------   --------   --------   ----------   ----------
Balance at end of year...............  $ 10,035   $  5,830   $  5,936   $   10,350   $   10,725
                                       ========   ========   ========   ==========   ==========

                                                        YEAR ENDED DECEMBER 31
                                       --------------------------------------------------------
                                         2002       2001       2000        1999         1998
                                       --------   --------   --------   ----------   ----------
                                            (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Loans and loans held for sale, net of
  unearned income:
  Average for the year...............  $592,686   $563,392   $722,633   $1,063,409   $1,019,215
  At December 31.....................   572,977    599,481    590,271    1,095,804    1,066,321
As a percent of average loans and
  loans held for sale:
  Net charge-offs....................      0.85%      0.26%      0.21%        0.21%        0.19%
  Provision for loan losses..........      1.56       0.24       0.29         0.18         0.06
  Allowance for loan losses..........      1.69       1.03       0.82         0.97         1.05
Allowance as a percent of each of the
  following:
  Total loans and loans held for
     sale, net of unearned income....      1.75       0.97       1.01         0.94         1.01
  Total delinquent loans (past due 30
     to 89 days).....................     56.13      48.97      92.40       104.22        69.52
  Total non-accrual loans............    147.77      62.67     102.29       210.02       206.01
  Total non-performing assets........    144.10      58.04      99.58        77.48       130.22
Allowance as a multiple of net
  charge-offs........................      1.98X      4.01x      4.01x        4.55x        5.39x
Total classified loans...............  $ 20,666   $ 13,758   $ 11,544   $   24,049   $   28,307

     The Company's provision for loan losses for 2002 totaled $9.3 million or 1.56% of average loans. This represented a significant increase of $7.9 million from the 2001 provision of $1.4 million or 0.24% of total loans. Net charge-offs were also higher in 2002 totaling $5.1 million or 0.85% of average loans compared to net charge-offs of $1.5 million or 0.26% of average loans in 2001. The higher net charge-offs in 2002 are primarily attributable to: a $2.0 million charge-off on a food services loan at the Pittsburgh Airport, a $1.6 million charge-off related to the workout of a commercial lease in the steel industry, and a $600,000 charge-off on a lumber industry credit. The Company did benefit from a $415,000 recovery that was collected in the first quarter of 2002 on a 1998 charged-off commercial loan. As a result of the provision exceeding net charge-offs, the balance in the allowance for loan losses increased by $4.2 million during 2002.

     The actions taken to strengthen the allowance for loan losses reflect continued weakness in the economy and deterioration in credit quality. Furthermore, the Company concluded that although its credit and credit administration policies are sound, adherence to these policies has not been consistent. This resulted in incomplete or dated information in credit files. The Company did, however, make a concerted effort in the fourth quarter of 2002 to obtain the most current information for the credit files. The resulting analysis of this updated information led to rating downgrades for numerous credits which contributed to an increased level of classified loans. Specifically, the Company noted an increase of $7 million or 50.2% in classified loans to $21 million. The credit quality deterioration was also evidenced by the previously discussed increase in the level of both delinquent loans and net charge-offs. As a result of the increased provisioning, the balance in the allowance for loan losses and key loan portfolio coverage ratios grew. Specifically, at December 31, 2002, the loan loss reserve as a percentage of total loans amounted to 1.75% compared to 0.97% at December 31, 2001 and 1.01% at December 31, 2000. The Company's loan loss reserve coverage of non-performing assets also improved to 144% at December 31, 2002 compared to 58% at December 31, 2001 and 100% at December 31, 2000.

     To address the credit process concerns noted above, the Company has implemented changes to more closely monitor adherence to credit and credit administration policies. The Company has reviewed, redesigned and implemented procedures and processes to support these policies and strengthen credit controls. Procedures that were initiated in the fourth quarter 2002 to obtain timely credit file information are being consistently applied on an ongoing basis. These procedures and controls will support consistent adherence to sound credit and credit administration policies.

     The Company's provision for loan losses in 2001 totaled $1.4 million or 0.24% of total average loans which was comparable with the 2001 net charge-offs of $1.5 million or 0.26% of total average loans. For the year 2000, the Company recorded a provision of $2.1 million or 0.29% of total average loans which exceeded the net charge-offs of $1.5 million or 0.21% of average loans. The higher provision in 2000 was needed to strengthen the reserve for a problem commercial trucking lease that the Company worked out of in 2001.

     The following schedule sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                 AT DECEMBER 31
                        ----------------------------------------------------------------
                                2002                  2001                  2000
                        --------------------   -------------------   -------------------
                                  PERCENT OF            PERCENT OF            PERCENT OF
                                   LOANS IN              LOANS IN              LOANS IN
                                     EACH                  EACH                  EACH
                                   CATEGORY              CATEGORY              CATEGORY
                        AMOUNT     TO LOANS    AMOUNT    TO LOANS    AMOUNT    TO LOANS
                        -------   ----------   ------   ----------   ------   ----------
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial............  $ 1,932      15.6%     $1,706      20.6%     $1,390      19.8%
Commercial loans
  secured by real
  estate..............    5,968      38.9       2,874      34.9       1,465      32.8
Real
  estate-mortgage.....      469      40.7         403      39.7         390      42.7
Consumer..............      826       4.8         596       4.8         506       4.7
Allocation to general
  risk................      840                   251                 2,185
                        -------                ------                ------
Total.................  $10,035                $5,830                $5,936
                        =======                ======                ======

                                      AT DECEMBER 31
                        -------------------------------------------
                                1999                   1998
                        --------------------   --------------------
                                  PERCENT OF             PERCENT OF
                                   LOANS IN               LOANS IN
                                     EACH                   EACH
                                   CATEGORY               CATEGORY
                        AMOUNT     TO LOANS    AMOUNT     TO LOANS
                        -------   ----------   -------   ----------
                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial............  $ 1,991      13.9%     $ 1,379      13.1%
Commercial loans
  secured by real
  estate..............    2,928      37.1        2,082      32.1
Real
  estate-mortgage.....      791      43.3        1,038      47.0
Consumer..............      631       5.7        1,563       7.8
Allocation to general
  risk................    4,009                  4,663
                        -------                -------
Total.................  $10,350                $10,725
                        =======                =======

     Even though residential real estate-mortgage loans comprise 41% of the Company's total loan portfolio, only $469,000 or 4.7% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based primarily upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors. The Company strengthened its allocations to the commercial segments of the loan portfolio during the past two years. Factors considered by the Company that led to increased qualitative allocations to the commercial segments of the portfolio included: the slowing of the national and regional economies and its corresponding impact on the Company's loan delinquency trends, the increase in concentration risk among our 25 largest borrowers compared to total loans, the overall growth in the average size associated with these credits and an increased number of financial information and documentation exceptions that is sometimes symptomatic of borrower distress.

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

     Based on the Company's loan loss reserve methodology and the related assessment of the inherent risk factors contained within the Company's loan portfolio, management believes that the allowance for loan losses was adequate for each of the fiscal years presented in the table above.

     NON-INTEREST INCOME. . .Non-interest income for 2002 totaled $19.7 million; a $1.6 million or 8.9% increase from the 2001 performance. Factors contributing to the net increase in non-interest income in 2002 included:

     - a $2.4 million increase in gains realized on the sale of investment securities as the Company took advantage of volatility in the market in 2002 to shorten the investment portfolio duration and also capture profits on securities that had risks of accelerated prepayments or extension. These gains were also used to help offset the heightened mortgage servicing impairment charge.

     - the non-recurrence of a $1.4 million gain realized on the sale of the Coalport branch in 2001.

     - a $731,000 increase in deposit service charges due to the full year benefit of a first in the market overdraft privilege program that was implemented in the fourth quarter of 2001.

     - a $244,000 increase in revenue from bank owned life insurance due to the receipt of a death benefit for an employee insured under the program.

     - a $386,000 decrease in other income due in part to the Company's receipt of a $300,000 payment for the legal rights to its former name in Western Pennsylvania in 2001. No such payment was received in 2002. Reduced fees on the early termination of leased equipment and fixed asset sales also negatively impacted this line item. These negative items overshadowed a $399,000 increase in revenue from the financial services unit. The higher revenue contribution from the financial services unit resulted from increased fixed annuity sales. The Company also successfully exited the merchant card business by generating a $185,000 gain on the sale of its merchant card portfolio in the fourth quarter of 2002. As part of its earnings improvement program, the Company concluded that it lacked the necessary scale to effectively compete in this line of business.

     Non-interest income for 2001 totaled $18.1 million which represented a $1.5 million increase from the 2000 performance. Factors contributing to the net increase between years included:

     - the Company realized $1.9 million of security gains by taking advantage of the lower interest rate environment to reposition and reduce the size of its investment security portfolio during 2001. Many of the securities sold in 2001 were mortgage-backed securities that were projected to experience accelerated prepayments due to the downward movements in interest rates. The Company also liquidated the majority of its tax-exempt securities in order to help shorten the overall portfolio duration. During 2000, the Company realized $952,000 in losses on investment security sales with the proceeds used to deleverage the balance sheet and pay down borrowings due to higher short-term interest rates. When the 2001 gain is compared to the 2000 loss, this represents a net favorable change of $2.9 million.

     - a $1.4 million gain realized on the successful sale of the Company's Coalport Office to CSB Bank of Curwensville in 2001. The Company captured an 8.875% core deposit premium on the sale of approximately $15.7 million of deposits. As the only AmeriServ Financial Office in Clearfield County, the Coalport Office no longer strategically fit the geographic footprint for AmeriServ Financial.

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

     NON-INTEREST EXPENSE. . .Non-interest expense for 2002 totaled $46.4 million; a $3.8 million or 9.0% increase from the 2001 performance. Factors contributing to the net increase in non-interest expense in 2002 included:

     - the Company recognized a $3.7 million non-cash impairment charge on its mortgage servicing rights in 2002. This impairment charge is $1.2 million greater than 2001 and reflects an increase in mortgage prepayment speeds due to further declines in mortgage interest rates. These low rates have contributed to unprecedented levels of mortgage refinancing activity which has had a significant negative impact on the value of the Company's mortgage servicing rights. On February 5, 2003, the Company announced the sale of the servicing rights on approximately $450 million in mortgage loan principal values or 69% of SMC's total servicing portfolio. This downsizing of the mortgage servicing asset will reduce the level of interest rate risk and earnings volatility at the Company and contribute to a more conservatively positioned balance sheet. The valuation of mortgage servicing rights is a critical accounting policy because it requires the use of estimates related to interest rates and prepayment speeds.

     - a $1.0 million increase in salaries and employee benefits due to higher medical insurance premiums, increased sales incentive based compensation, higher pension expense, severance costs related to the former chairman, and salary increases.

     - the recognition of a $920,000 restructuring charge in the third quarter of 2002 associated with the implementation of the Company's earnings improvement program. The earnings improvement program is expected to produce at least $4 million of pre-tax earnings improvement with $3.5 million or 88% coming from identified cost savings and $500,000 or 12% coming from identified revenue enhancements. Within the cost savings, approximately $2 million will be achieved through a reduction in force that resulted in the elimination of 42 full-time equivalent employees or 9.1% of the Company's workforce. 20 of these effected employees were non-union personnel (senior management through administrative staff) and 22 were union positions (i.e. tellers, clerical staff and facilities personnel). As a result of this reduction in force, the Company's total full time equivalent employees (FTE) declined from 464 at June 30, 2002 to 422 at December 31, 2002. Other expense savings will be achieved through a significant curtailment of advertising expense, reduced technology-related expenditures through reallocation of existing personal computers, consolidation of one branch office, reduced charitable contributions, and the deferment of certain planned capital expenditures. Full earnings benefit from the above actions will be achieved in 2003. At December 31, 2002, the Company had a remaining liability of $555,000 related to the restructuring charge that was recorded within other liabilities on the consolidated balance sheet.

     - the Company benefited from the January 1, 2002 adoption of Statement of Financial Accounting Standards #142 which requires that goodwill no longer be amortized but reviewed annually for impairment. The Company recorded $1.3 million of goodwill amortization expense in 2001 while no goodwill amortization or impairment charges were recorded in 2002. The Company considers this a critical accounting policy because the valuation of intangible assets requires the use of estimates and judgments.

     - a $907,000 increase in professional fees due to higher legal fees, auditing costs and other professional fees. Approximately $177,000 of the increase reflects payments to a consultant who receives a portion of the increased fees generated from the overdraft privilege program. This new program has significantly increased deposit service charge fee revenue.

     Non-interest expense for 2001 totaled $42.5 million which represented a $9.2 million decrease from the 2000 performance. Factors contributing to the net decrease in non-interest expense in 2001 included:

     - a $3.7 million decrease in salaries and employee benefits in 2001. The decline is due to 75 fewer FTE employees, reduced medical insurance premiums, and lower incentive compensation. The lower average employee base in 2001 resulted primarily from the Three Rivers Bank spin-off, the Company's exit from the wholesale mortgage production business and fewer employees at the Parent Company after the Three Rivers Bank spin-off.

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

     - the Company was able to reverse in 2001 $274,000 of the $1.5 million in costs previously accrued in 2000 for the wholesale mortgage production exit that were not realized. The exit charge in 2000 reflected costs for employee severance, fixed asset disposal, lease termination, professional fees, and other items associated with exiting the wholesale mortgage production business. A total of 25 employees or 5.2% of the Company's total workforce were released as a result of this strategic decision. The exit charge was recorded in the fourth quarter of 2000 due to the December 20th receipt of a favorable supplemental private letter ruling from the IRS which ensured that the tax-free treatment of the Three Rivers Bank spin-off would not be jeopardized by this action.

     The remainder of the decline in non-interest expense is due to Three Rivers Bank expenses being included in the first quarter of 2000 and not at all in 2001.

     INCOME TAX EXPENSE. . .The Company recognized an income tax benefit of $3.4 million or an effective tax rate of (39.9%) in 2002 compared to an income tax expense of $412,000 or a 17.3% effective tax rate in 2001. The recorded tax benefit in 2002 resulted from the pre-tax loss the Company experienced in 2002 and is greater than the statutory rate due primarily to the tax-free income the Company generates from bank owned life insurance and tax-free loans. The Company also recognized a benefit for income taxes of $1.5 million in 2000. During the first quarter of 2000, the Internal Revenue Service completed its examination of the Company's tax returns through the 1997 tax year. As a result of the successful conclusion of this examination, the Company was able to reduce its income tax expense by $925,000 due to the reversal of a valuation allowance and accrued income taxes.

     SEGMENT RESULTS. . .Note #23 to the Consolidated Financial Statements presents the results of the Company's key business segments and identifies their net income (loss) contribution and risk-adjusted return on equity performance. Retail banking was again the largest net income contributor earning $4.1 million or a 14.3% ROE in 2002. The retail banking net income contribution is down approximately $1.5 million from the prior year due primarily to the non-recurrence of the $1.4 million gain on the Coalport branch sale that was realized in 2001. The retail banking segment has benefited from stable net interest income and increased non-interest income resulting from the overdraft privilege program. These factors helped partially offset higher non-interest expense due to the full year operation of 3 new branches opened during 2001 and higher marketing costs. When comparing 2001 to 2000, the income contribution and ROE within retail banking increased to $5.7 million and 20.6% respectively due to increased non-interest income, lower non-interest expenses, and the gain realized on the Coalport branch sale.

     The trust segment's net income contribution in 2002 amounted to $486,000 or 15.2% ROE. This represents a decline from the $857,000 net income or 28.2% ROE earned in 2001 due in part to lower market-based fee revenue resulting from the declines in equity values over the past year and the loss of several customer accounts as a result of investment performance. The trust segment is focused on continuing to increase the fee revenue generated from union business activities, particularly the ERECT and Build Funds, which are collective investment funds for trade union pension funds. These funds currently have assets in five states-Pennsylvania, Ohio, West Virginia, Michigan and Indiana. The value of assets in these funds has increased by 29% during 2002 and totaled $205 million at December 31, 2002. Trust's net income contribution of $857,000 in 2001 was down from the $1,151,000 income contribution for 2000 due to a decline in the market value of trust assets and the loss of one larger corporate trust relationship.

     The Company experienced earnings pressure in the mortgage banking segment which lost $3.2 million in 2002 compared to a loss of $2.3 million in 2001. This negative performance reflects the previously discussed heightened mortgage servicing impairment charges that amounted to $3.7 million in 2002. The Company anticipates that it will experience fewer impairment charges in 2003 due to the announced sale on February 5, 2003 of the servicing rights on approximately $450 million in mortgage loan principal values or 69% of SMC's total servicing portfolio. This downsizing of the mortgage servicing asset will reduce the level of interest rate risk and earnings volatility at the Company and contribute to a more conservatively positioned balance sheet.

     The commercial lending segment also lost $3.8 million in 2002 compared to a positive net income contribution of $1.9 million in 2001. The loss in 2002 resulted primarily from a deterioration in credit quality in the commercial loan and lease portfolio that caused the Company to increase its provision for loan losses by $7.2 million this year. The commercial lending segment also experienced a net interest income decrease of $1.4 million in 2002 as a result of accelerated asset prepayments and the downward repricing of floating rate loans.

     The net loss in the investment/parent segment was reduced by $1.5 million in 2002 due to increased revenue earned on leverage assets in 2002 as a result of higher investment security gains. Note that the $920,000 restructuring charge recorded in 2002 is included in this segment along with all interest costs associated with the Company's guaranteed junior subordinated deferrable interest debentures.

     BALANCE SHEET. . .The Company's total consolidated assets were $1.176 billion at December 31, 2002, compared with $1.198 billion at December 31, 2001, which represents a decrease of $23 million or 1.9%. This decline in assets occurred primarily in the loan portfolio. Total loans and loans held for sale totaled $573 million at December 31, 2002, which represented a decrease of $27 million or 4.4% from year-end 2001. The majority of the loan decline occurred in the fourth quarter due to accelerated payoffs of several larger commercial loans.

     The Company's deposits totaled $670 million at the end of 2002, which represented a decrease of $6 million or 0.9% when compared to the end of 2001. This point in time decline is not representative of the overall deposit growth experienced during the year as total average deposits were $18 million or 2.7% higher in 2002 as compared to 2001. The Company was able to continue to reduce the size of its borrowed funds position as total borrowings dropped by $15 million or 3.4% between years. Within the equity section of the balance sheet, the decline in retained earnings due to the loss for the year and the payment of dividends was partially offset by increased accumulated comprehensive income due to the increased value of the available for sale investment securities portfolio.

     INTEREST RATE SENSITIVITY. . .Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital. The management and measurement of interest rate risk at AmeriServ Financial is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all hedging activity, if any, as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3) static GAP analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company's Board of Directors on an ongoing basis.

     The following table presents a summary of the Company's static GAP positions at December 31, 2002:

                                                     OVER       OVER
                                                   3 MONTHS   6 MONTHS
                                        3 MONTHS   THROUGH    THROUGH      OVER
INTEREST SENSITIVITY PERIOD             OR LESS    6 MONTHS    1 YEAR     1 YEAR       TOTAL
---------------------------             --------   --------   --------   ---------   ----------
                                             (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans.................................  $187,620   $ 79,364   $101,223   $ 194,735   $  562,942
Investment securities.................    94,137     50,189     85,266     276,186      505,778
Short term assets.....................       362         --         --          --          362
Other assets..........................        --         --     28,301          --       28,301
                                        ========   ========   ========   =========   ==========
  Total rate sensitive assets.........  $282,119   $129,553   $214,790   $ 470,921   $1,097,383
                                        --------   --------   --------   ---------   ----------
RATE SENSITIVE LIABILITIES:
Deposits:
  Non-interest bearing deposits.......  $     --   $     --   $     --   $  99,226   $   99,226
  NOW and Super NOW...................        --         --         --      50,784       50,784
  Money market........................   128,341         --         --          --      128,341
  Other savings.......................        --         --         --     100,755      100,755
  Certificates of deposit of $100,000
     or more..........................    13,400      1,716      1,203      16,502       32,821
  Other time deposits.................    63,163     41,695     35,612     117,532      258,002
                                        ========   ========   ========   =========   ==========
     Total deposits...................   204,904     43,411     36,815     384,799      669,929
Borrowings............................   124,547          9     25,018     260,561      410,135
                                        --------   --------   --------   ---------   ----------
     Total rate sensitive
       liabilities....................  $329,451   $ 43,420   $ 61,833   $ 645,360   $1,080,064
INTEREST SENSITIVITY GAP:
  Interval............................   (47,332)    86,133    152,957    (174,439)          --
  Cumulative..........................  $(47,332)  $ 38,801   $191,758   $  17,319   $   17,319
                                        ========   ========   ========   =========   ==========
Period GAP ratio......................      0.86X      2.98X      3.47X       0.73X
Cumulative GAP ratio..................      0.86       1.10       1.44        1.02
Ratio of cumulative GAP to total
  assets..............................     (4.04)%     3.31%     16.37%       1.48%

     When December 31, 2002, is compared to December 31, 2001, the Company's one year cumulative GAP ratio became more positive due to increased asset sensitivity resulting from a shorter duration investment securities portfolio and heightened prepayment speeds on loans.

     Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/-7.5% and net income variability to +/-20.0% based upon varied economic rate forecasts which include interest rate movements of at least 200 basis points. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income, net income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate increases and decreases in interest rates of 200 basis points. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company's balance sheet that was developed under the flat interest rate scenario for the simulations and to the Company's existing balance sheet composition for market value of portfolio equity analysis.

                                                                                                MARKET
                                                             VARIABILITY OF                    VALUE OF
                                                              NET INTEREST    VARIABILITY OF   PORTFOLIO
INTEREST RATE SCENARIO                                           INCOME         NET INCOME      EQUITY
----------------------                                       --------------   --------------   ---------
200 bp increase............................................        4.0%             32.6%         59.4%
200 bp decrease............................................      (18.5%)          (150.1%)       (78.0%)

     As indicated in the table, the maximum positive variability of AmeriServ Financial's net income was 32.6% under an upward rate shock forecast reflecting a 200 basis point increase in interest rates. Market value of portfolio equity increased by 59.4% under this same scenario due primarily to increased value of the Company's core deposit base. The maximum negative variability of net income and market value of portfolio equity occurred in a 200 basis point downward rate shock and reflects further impairment of mortgage servicing rights in a falling interest rate environment. The previously discussed sale of a sizable portion of the mortgage servicing asset in the first quarter of 2003 will help reduce this volatility in future periods. Net income in this forecast was also negatively impacted by the Company's inability to further reduce certain core deposit costs given the historic lows of current interest rates. Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

     Within the investment portfolio at December 31, 2002, 97% of the portfolio is classified as available for sale and 3% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity but has no impact on regulatory capital. Furthermore, it is the Company's intent to continue to diversify its loan portfolio to manage AmeriServ Financial's long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans.

     LIQUIDITY. . .Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totaled $62 million at December 31, 2002, compared to $67 million at December 31, 2001. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities are other significant sources of asset liquidity for the Company.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. At December 31, 2002, the Company's subsidiaries had approximately $16 million of unused lines of credit available under informal arrangements with correspondent banks. These lines of credit enable the Company's banking subsidiary to purchase funds for short-term needs at current market rates. Additionally, the Company's subsidiary bank is a member of the Federal Home Loan Bank which provides the opportunity to obtain intermediate to longer term advances up to approximately 80% of its investment in assets secured by one- to four-family residential real estate. This would suggest a remaining current total available Federal Home Loan Bank aggregate borrowing capacity of approximately $257 million. At December 31, 2002, the Company's FHLB borrowings with maturities of 2005 and greater had prepayment penalties of $38 million. The Company has ample liquidity available to fund all outstanding loan commitments if they were fully drawn upon.

     Liquidity can be also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $2 million from December 31, 2001, to December 31, 2002, due primarily to $23 million of cash used by financing activities. This was partially offset by $11 million of cash provided by operating activities and $10 million of cash provided by investing activities. Within investing activities, cash proceeds from investment security maturities and sales exceeded purchases of new investment securities by $4 million. Cash advanced for new loan fundings and purchases totaled $190 million and was $24 million less than the cash received from loan principal payments and sales. Within financing activities, net short-term borrowings and Federal Home Loan Bank advances decreased by $15 million. The Company used $3 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures and $4 million of cash for common dividend payments in 2002. The Company announced on January 24, 2003 that it had suspended its common dividend payment.

     CONTRACTUAL OBLIGATIONS . . . As of December 31, 2002, the Company's significant fixed and determinable contractual obligations are discussed in the following footnotes to the consolidating financial statements: Note
#10 -- Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Other Short-Term Borrowings, Note #12 -- Advances from Federal Home Loan Bank and Guaranteed Junior Subordinated Deferrable Interest Debentures, and Note #16 -- Lease Commitments. The payment amounts represent those amounts contractually due to the recipient.

     CAPITAL RESOURCES. . .As presented in Note #24 to the Consolidated Financial Statements, the Company continues to be considered well-capitalized as the asset leverage ratio was 6.84% and the Tier 1 capital ratio was 12.12% at December 31, 2002. Note that the impact of other comprehensive income is excluded from the regulatory capital ratios. At December 31, 2002, accumulated other comprehensive income amounted to $5.8 million. Additionally, the Company generated approximately $1.4 million of tangible capital in 2002 due to the amortization of core deposit intangible assets.

     The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, both the Company and its subsidiary bank are considered "well capitalized" under all applicable FDIC regulations. The Company anticipates that it will build its capital ratios during 2003.

     As a result of the loss incurred in 2002, the Company announced on January 24, 2003 that it suspended its common stock cash dividend. The Company had declared and paid common stock cash dividends of $0.30 per share in 2002. While the Company has not repurchased any of its own shares since the year 2000, the Company has also suspended its treasury stock repurchase program. For so long as the Company and the Board are parties to the Memorandum Of Understanding, reinstatement of either the common stock dividend or the treasury stock repurchase program will require the prior written approval of the Company's primary regulators -the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. (See Note #24, Regulatory Matters, for further discuss of the Memorandum of Understanding.)

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

     Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations; (vii) the presence in the Company's market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors' products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; and (xii) other external developments which could materially impact the Company's operational and financial performance.

     The foregoing list of important factors is not exclusive, and neither such list nor any forward-looking statement takes into account the impact that any future acquisition may have on the Company and on any such forward-looking statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see Interest Rate Sensitivity in the M. D. & A. presented on pages 27 to 29. The Company's principal market risk exposure is to interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                   AT DECEMBER 31
                                                              ------------------------
                                                                 2002          2001
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $   26,812    $   28,461
Interest bearing deposits...................................         362           660
Investment securities:
  Available for sale........................................     490,701       498,626
  Held to maturity..........................................      15,077            --
Loans held for sale.........................................       4,217         6,180
Loans.......................................................     573,641       600,920
  Less: Unearned income.....................................       4,881         7,619
       Allowance for loan losses............................      10,035         5,830
                                                              ----------    ----------
Net loans...................................................     558,725       587,471
                                                              ----------    ----------
Premises and equipment, net.................................      12,674        13,466
Accrued income receivable...................................       6,069         6,667
Mortgage servicing rights...................................       6,917         7,828
Goodwill....................................................       9,743         9,743
Core deposit intangibles....................................       6,151         7,583
Bank owned life insurance...................................      28,301        27,289
Other assets................................................       9,801         4,885
                                                              ----------    ----------
TOTAL ASSETS................................................  $1,175,550    $1,198,859
                                                              ==========    ==========
LIABILITIES
Non-interest bearing deposits...............................  $   99,226    $   94,891
Interest bearing deposits...................................     570,703       581,455
                                                              ----------    ----------
Total deposits..............................................     669,929       676,346
                                                              ----------    ----------
Federal funds purchased and securities sold under agreements
  to repurchase.............................................       9,225         6,667
Other short-term borrowings.................................      91,563         6,187
Advances from Federal Home Loan Bank........................     274,847       377,311
Guaranteed junior subordinated deferrable interest
  debentures................................................      34,500        34,500
                                                              ----------    ----------
Total borrowed funds........................................     410,135       424,665
                                                              ----------    ----------
Other liabilities...........................................      17,730        18,358
                                                              ----------    ----------
TOTAL LIABILITIES...........................................   1,097,794     1,119,369
                                                              ----------    ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized;
  there were no shares issued and outstanding on December
  31, 2002, and 2001........................................          --            --
Common stock, par value $2.50 per share; 24,000,000 shares
  authorized; 17,989,221 shares issued and 13,898,302
  outstanding on December 31, 2002; 17,733,330 shares issued
  and 13,642,411 shares outstanding on December 31, 2001....      44,973        44,333
Treasury stock at cost, 4,090,919 shares on December 31,
  2002 and 2001.............................................     (65,824)      (65,824)
Capital surplus.............................................      66,755        66,423
Retained earnings...........................................      26,047        35,329
Accumulated other comprehensive income (loss)...............       5,805          (771)
                                                              ----------    ----------
TOTAL STOCKHOLDERS' EQUITY..................................      77,756        79,490
                                                              ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,175,550    $1,198,859
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31
                                                              -------------------------------------
                                                                2002         2001           2000
                                                              ---------    ---------      ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
  Taxable...................................................   $40,410      $43,076        $57,434
  Tax exempt................................................       612        1,810          2,339
Deposits with banks.........................................       281          552            212
Federal funds sold and securities purchased under agreements
  to resell.................................................         9           32             70
Investment securities:
  Available for sale........................................    24,673       36,189         47,243
  Held to maturity..........................................        30           --             --
                                                               -------      -------        -------
Total Interest Income.......................................    66,015       81,659        107,298
                                                               -------      -------        -------
INTEREST EXPENSE
Deposits....................................................    16,054       21,542         29,269
Federal funds purchased and securities sold under agreements
  to repurchase.............................................        52          132          1,600
Other short-term borrowings.................................       963        1,818          5,258
Advances from Federal Home Loan Bank........................    18,618       26,961         30,608
Guaranteed junior subordinated deferrable interest
  debentures................................................     2,960        2,960          2,960
Long-term debt..............................................        --           48            144
                                                               -------      -------        -------
Total Interest Expense......................................    38,647       53,461         69,839
                                                               -------      -------        -------
Net Interest Income.........................................    27,368       28,198         37,459
  Provision for loan losses.................................     9,265        1,350          2,096
                                                               -------      -------        -------
Net Interest Income after Provision for Loan Losses.........    18,103       26,848         35,363
                                                               -------      -------        -------
NON-INTEREST INCOME
Trust fees..................................................     4,672        4,759          5,058
Net gains on loans held for sale............................       779          718          1,764
Net realized gains (losses) on investment securities........     4,294        1,913           (952)
Wholesale cash processing fees..............................        --           --            120
Service charges on deposit accounts.........................     2,906        2,175          2,222
Net mortgage servicing fees.................................       413          349            854
Bank owned life insurance...................................     1,491        1,247          1,308
Gain on sale of branch......................................        --        1,396             --
Other income................................................     5,132        5,518          6,235
                                                               -------      -------        -------
Total Non-Interest Income...................................    19,687       18,075         16,609
                                                               -------      -------        -------
NON-INTEREST EXPENSE
Salaries and employee benefits..............................    20,597       19,585         23,305
Net occupancy expense.......................................     2,860        2,758          3,415
Equipment expense...........................................     3,044        2,940          3,549
Professional fees...........................................     3,843        2,936          2,831
Supplies, postage, and freight..............................     1,536        1,550          1,856
Miscellaneous taxes and insurance...........................     1,559        1,482          1,545
FDIC deposit insurance expense..............................       116          122            162
Amortization of goodwill....................................        --        1,299          1,331
Amortization of core deposit intangibles....................     1,432        1,433          1,527
Impairment charge for mortgage servicing rights.............     3,698        2,510            339
Spin-off costs..............................................        --           --          2,552
Wholesale mortgage production exit costs....................       (40)        (274)         1,498
Restructuring costs.........................................       920           --             --
Other expense...............................................     6,802        6,195          7,824
                                                               -------      -------        -------
Total Non-Interest Expense..................................    46,367       42,536         51,734
                                                               -------      -------        -------
INCOME (LOSS) BEFORE INCOME TAXES...........................    (8,577)       2,387            238
  Provision (benefit) for income taxes......................    (3,425)         412         (1,478)
                                                               -------      -------        -------
NET INCOME (LOSS)...........................................   $(5,152)     $ 1,975        $ 1,716
                                                               =======      =======        =======
PER COMMON SHARE DATA:
  Basic:
    Net income (loss).......................................   $ (0.37)     $  0.15        $  0.13
    Average number of shares outstanding....................    13,782       13,567         13,370
  Diluted:
    Net income (loss).......................................   $ (0.37)     $  0.15        $  0.13
    Average number of shares outstanding....................    13,782       13,570         13,374
Cash dividends declared.....................................   $  0.30      $  0.36        $  0.42

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2002       2001       2000
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
COMPREHENSIVE INCOME
Net income (loss)...........................................
                                                              $(5,152)   $ 1,975    $ 1,716
Other comprehensive income, before tax:
  Gains on cashflow hedges arising during period............
                                                                1,231        329         --
  Unrealized holding gains arising during period............
                                                               13,026      7,831     18,933
  Less: reclassification adjustment for gains (losses)
     included in net income (loss)..........................
                                                                4,294      1,913       (952)
                                                              -------    -------    -------
Other comprehensive income, before tax:.....................
                                                                9,963      6,247     19,885
Income tax expense related to items of other comprehensive
  income....................................................
                                                                3,387      2,124      5,767
                                                              -------    -------    -------
Other comprehensive income, net of tax......................
                                                                6,576      4,123     14,118
Cumulative effect of change in accounting principle, net of
  tax.......................................................
                                                                   --     (1,014)        --
                                                              -------    -------    -------
Comprehensive income........................................
                                                              $ 1,424    $ 5,084    $15,834
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                               2002       2001        2000
                                                              -------    -------    --------
                                                                      (IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period..............................  $    --    $    --    $     --
Balance at end of period....................................       --         --          --
                                                              -------    -------    --------
COMMON STOCK
Balance at beginning of period..............................   44,333     43,857      43,476
Stock options exercised/new shares issued...................      640        476         381
                                                              -------    -------    --------
Balance at end of period....................................   44,973     44,333      43,857
                                                              -------    -------    --------
TREASURY STOCK
Balance at beginning of period..............................  (65,824)   (65,824)    (65,725)
Treasury stock, purchased at cost...........................       --         --         (99)
                                                              -------    -------    --------
Balance at end of period....................................  (65,824)   (65,824)    (65,824)
                                                              -------    -------    --------
CAPITAL SURPLUS
Balance at beginning of period..............................   66,423     66,016      65,686
Stock options exercised/new shares issued...................      332        407         330
                                                              -------    -------    --------
Balance at end of period....................................   66,755     66,423      66,016
                                                              -------    -------    --------
RETAINED EARNINGS
Balance at beginning of period..............................   35,329     38,238     104,294
Net income (loss)...........................................   (5,152)     1,975       1,716
Spin-off of Three Rivers Bank...............................       --         --     (62,156)
Cash dividends declared.....................................   (4,130)    (4,884)     (5,616)
                                                              -------    -------    --------
Balance at end of period....................................   26,047     35,329      38,238
                                                              -------    -------    --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period..............................     (771)    (3,880)    (35,174)
Spin-off of Three Rivers Bank...............................       --         --      17,176
Cumulative effect of change in accounting principle, net of
  tax.......................................................       --     (1,014)         --
Other comprehensive income, net of tax......................    6,576      4,123      14,118
                                                              -------    -------    --------
Balance at end of period....................................    5,805       (771)     (3,880)
                                                              -------    -------    --------
TOTAL STOCKHOLDERS' EQUITY..................................  $77,756    $79,490    $ 78,407
                                                              =======    =======    ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2002        2001        2000
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss).........................................  $  (5,152)  $   1,975   $   1,716
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Provision for loan losses...............................      9,265       1,350       2,096
  Depreciation and amortization expense...................      1,964       1,775       2,248
  Amortization expense of goodwill and core deposit
     intangibles..........................................      1,432       2,732       2,858
  Amortization expense of mortgage servicing rights.......      1,777       1,562       1,747
  Impairment charge for mortgage servicing rights.........      3,698       2,510         339
  Net amortization of investment securities...............      2,044       2,217         527
  Net realized (gains) losses on investment
     securities -- available for sale.....................     (4,294)     (1,913)        952
  Net realized gains on loans held for sale...............       (779)       (718)     (1,764)
  Origination of mortgage loans held for sale.............    (73,994)    (88,118)   (191,749)
  Sales of mortgage loans held for sale...................     75,957      90,224     220,346
  Decrease in accrued income receivable...................        598       1,926       1,251
  Decrease in accrued expense payable.....................     (1,735)     (1,443)       (112)
                                                            ---------   ---------   ---------
Net cash provided by operating activities.................     10,781      14,079      40,455
                                                            ---------   ---------   ---------
INVESTING ACTIVITIES
Purchase of investment securities and other short-term
  investments -- available for sale.......................   (721,380)   (612,485)   (142,560)
Purchase of investment securities and other short-term
  investments -- held to maturity.........................    (15,077)         --          --
Proceeds from maturities of investment securities and
  other short-term investments -- available for sale......    156,684     208,683     104,682
Proceeds from sales of investment securities and other
  short-term investments -- available for sale............    583,755     461,119     242,664
Long-term loans originated................................   (179,188)   (138,366)   (129,016)
Loans held for sale.......................................     (4,217)     (6,180)     (9,637)
Principal collected on long-term loans....................    208,109     158,397     145,087
Loans purchased or participated...........................    (10,910)    (28,385)    (21,441)
Loans sold or participated................................      5,900       3,728       4,729
Net decrease (increase) in other short-term loans.........        566      (1,248)      6,116
Purchases of premises and equipment.......................     (1,173)     (2,427)     (3,610)
Sale/retirement of premises and equipment.................         --         716       1,559
Net decrease in assets held in trust for collateralized
  mortgage obligation.....................................         --          --       1,726
Purchase of mortgage servicing rights.....................     (4,564)     (2,290)     (1,980)
Sale of mortgage servicing rights.........................         --         301       3,493
Net increase in other assets..............................     (8,235)     (3,350)    (14,659)
                                                            ---------   ---------   ---------
Net cash provided by investing activities.................  $  10,270   $  38,213   $ 187,153
                                                            ---------   ---------   ---------

          See accompanying notes to consolidated financial statements.

                                                        (continued on next page)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued from previous page)

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2002        2001        2000
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit............  $ 283,078   $ 177,631   $ 225,346
Payments for maturing certificates of deposit.............   (294,307)   (173,111)   (228,771)
Net increase in demand and savings deposits...............      4,812      12,762      11,446
Net increase (decrease) in federal funds purchased,
  securities sold under agreements to repurchase, and
  other short-term borrowings.............................     87,934     (38,231)     (6,842)
Net principal repayments on advances from Federal Home
  Loan Bank...............................................   (102,464)    (36,040)   (223,772)
Repayments of long-term debt..............................         --      (1,644)     (3,297)
Common stock dividends paid...............................     (4,130)     (4,884)     (5,616)
Guaranteed junior subordinated deferrable interest
  debenture dividends paid................................     (2,916)     (2,916)     (2,916)
Proceeds from dividend reinvestment and stock purchase
  plan and stock options exercised........................        972         883         711
Purchases of treasury stock...............................         --          --         (99)
Net increase in other liabilities.........................      4,023       6,507       3,619
                                                            ---------   ---------   ---------
Net cash used by financing activities.....................    (22,998)    (59,043)   (230,191)
                                                            ---------   ---------   ---------
NET DECREASE IN CASH EQUIVALENTS..........................     (1,947)     (6,751)     (2,583)
NET TRANSFER TO THREE RIVERS BANK.........................         --          --     (16,979)
CASH EQUIVALENTS AT JANUARY 1.............................     29,121      35,872      55,434
                                                            ---------   ---------   ---------
CASH EQUIVALENTS AT DECEMBER 31...........................  $  27,174   $  29,121   $  35,872
                                                            =========   =========   =========

          See accompanying notes to consolidated financial statements.

                           AMERISERV FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AT AND FOR THE YEARS ENDED
                        DECEMBER 31, 2002, 2001 AND 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

     AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 23 banking locations in six Pennsylvania counties. These offices provide a full range of consumer, mortgage, commercial, and trust financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and has $1.1 billion in assets under management. The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.

PRINCIPLES OF CONSOLIDATION:

     On April 24, 2001, at the annual shareholders' meeting USBANCORP, Inc. changed its name effective May 7, 2001, to AmeriServ Financial, Inc. The consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), Trust Company, AmeriServ Associates, Inc. (AmeriServ Associates), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 23 locations in Pennsylvania. Standard Mortgage Corporation of Georgia (SMC), a subsidiary of the Bank, is a mortgage banking company whose business includes the servicing of mortgage loans. AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid- sized financial institutions. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance. On April 1, 2000, the Company successfully completed the tax-free spin-off of its Pittsburgh based Three Rivers Bank (TRB) subsidiary to its shareholders. (See Note #26 to the Consolidated Financial Statements.)

     As further discussed in Note #28, Prior Year Disaggregations, disaggregations of previously reported financial statement amounts have been made to conform with the financial statement presentation of the current period. The disaggregations had no impact on previously reported net income or earnings per share.

     Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates and the differences may be material to the consolidated financial statements. The Company's most significant estimate is the allowance for loan losses.

INVESTMENT SECURITIES:

     Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation (depreciation) excluded from income and credited (charged) to accumulated other

                           AMERISERV FINANCIAL, INC.

comprehensive income within stockholders' equity on a net of tax basis. Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation (depreciation) included in current income on a net of tax basis. The Company presently does not engage in trading activity. Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.

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

PREMISES AND EQUIPMENT:

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operations over the estimated useful lives of the premises and equipment using the straight-line method with a half-year convention. Useful lives of up to 45 years for buildings and up to 12 years for equipment are utilized. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives of the improvements, whichever is shorter. Maintenance, repairs, and minor alterations are charged to current operations as expenditures are incurred.

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

                           AMERISERV FINANCIAL, INC.

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

     - The application of formula driven reserve allocations to all outstanding loans and certain unfunded commitments is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.

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

     After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to evaluate the adequacy of the reserve. The Company believes that the procedural discipline, systematic methodology, and comprehensive documentation of this quarterly process is in compliance with Generally Accepted Accounting Principles and regulatory requirements.

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

PURCHASED AND ORIGINATED MORTGAGE SERVICING RIGHTS:

     The Company recognizes as assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or originations. Purchased mortgage servicing rights are capitalized at

                           AMERISERV FINANCIAL, INC.

cost. For loans originated and sold where servicing rights have been retained, the Company allocates the cost of originating the loan to the loan (without the servicing rights) and the servicing rights retained based on their relative fair market values if it is practicable to estimate those fair values. Where it is not practicable to estimate the fair values, the entire cost of originating the loan is allocated to the loan without the servicing rights. For purposes of evaluating and measuring impairment, the Company stratifies the rights based on risk characteristics. If the discounted projected net cash flows of a stratum are less than the carrying amount of the stratum, the stratum is written down to the amount of the discounted projected net cash flows through a valuation account. This writedown is recorded in the line item on the Consolidated Statements of Operations titled Impairment charge for mortgage servicing rights. The Company has determined that the predominant risk characteristics of its portfolio are loan type and interest rate. For the purposes of evaluating impairment, the Company has stratified its portfolio in 200 basis point tranches by loan type. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The value of mortgage servicing rights is subject to interest rate and prepayment risk. It is likely that the value of these assets will decrease if prepayments occur at greater than the expected rate.

TRUST FEES:

     All trust fees are recorded on the cash basis which approximates the accrual basis for such income.

EARNINGS PER COMMON SHARE:

     Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 474,534, 505,429 and 508,700 shares of common stock were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise prices were greater than the average market price of the common stock for the respective periods.

STOCK-BASED COMPENSATION

     At December 31, 2002, the Company has stock based compensation plans, which are described more fully in Note #18 Stock Compensation Plans. The Company accounts for these plans under Accounting Principles Board (APB) Opinion #25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income and stock options as all rights and options to purchase ASRV stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the income (loss) from continuing operations and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS #123), Accounting for Stock-Based Compensation," as amended, to stock compensation plans.

                           AMERISERV FINANCIAL, INC.

               PRO FORMA INCOME (LOSS) FROM CONTINUING OPERATIONS
                         AND EARNINGS (LOSS) PER SHARE

                                                                      YEAR ENDED DECEMBER 31
                                                              --------------------------------------
                                                                 2002          2001          2000
                                                              ----------     ---------     ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) from continuing operations, as reported...   $(5,152)       $1,975        $1,716
Less: Total stock compensation expense determined under the
  fair value method for all awards, net of related tax
  effects...................................................       (58)          (76)          (59)
                                                               -------        ------        ------
Pro forma income (loss) from continuing operations..........   $(5,210)       $1,899        $1,657
                                                               =======        ======        ======
Earnings (loss) per share from continuing operations:
  Basic as reported.........................................   $ (0.37)       $ 0.15        $ 0.13
  Basic pro forma...........................................     (0.38)         0.14          0.12
  Diluted as reported.......................................     (0.37)         0.15          0.13
  Diluted pro forma.........................................     (0.38)         0.14          0.12

COMPREHENSIVE INCOME:

     For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cashflow hedges. The balances of other accumulated comprehensive income (loss) were $5,805,000, $(771,000) and $(3,880,000) at
December 31, 2002, 2001 and 2000, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS:

     On a consolidated basis, cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the Parent Company, cash equivalents also include short-term investments that have an overnight maturity. The Company made $519,000 in income tax payments in 2002; $482,000 in 2001; and $787,000 in
2000. The Company made total interest expense payments of $40,382,000 in 2002; $54,904,000 in 2001; and $75,867,000 in 2000.

INCOME TAXES:

     Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Deferred tax assets are reduced, if necessary, by the amounts of such benefits that are not expected to be realized based upon available evidence.

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

                           AMERISERV FINANCIAL, INC.

hedged. Because only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.

     Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in Other assets on the Consolidated Balance Sheets.

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

RECENT ACCOUNTING STANDARDS:

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations (SFAS #141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS #142). SFAS #141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The Company adopted SFAS #141 on June 30, 2001, which did not have a material impact on its results of operation or financial position. Under SFAS #142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually at the reporting unit level (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of FASB #142 apply to goodwill and intangible assets acquired prior to July 1, 2001. The Company adopted SFAS #142 effective January 1, 2002. For further discussion see Note #21 to the Consolidated Financial Statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS #144). SFAS #144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement primarily defines one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and addresses implementation issues regarding impairment of long-lived assets. The Company's adoption of SFAS #144 effective January 1, 2002 did not have a material impact on its results of operation or financial position.

                           AMERISERV FINANCIAL, INC.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities (SFAS #146). SFAS #146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS #146 addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs, and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. The standard is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will have a material impact on its results of operation or financial position.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (SFAS #147). This statement clarified that, only if certain criteria are met, an acquisition of a less-than-whole financial institution (such as a branch acquisition) should be accounted for as a business combination. In addition, SFAS #147 amends SFAS #144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets. As a result, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS #144 requires for other long-lived assess that are held and used by a company. The October 1, 2002 adoption of this standard did not have a material impact on its results of operation or financial position.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and indemnifications. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of those obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of FIN 45 will have a material impact on its results of operations or financial position. See Note #17 Commitments and Contingent Liabilities for disclosures currently required under FIN 45.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. The Company does not believe adoption of this standard will have a material impact on its results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS #123 (SFAS #148). This Statement amends SFAS #123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS #123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See "Stock-based Compensation" herein and Note #18 Stock Compensation Plans for additional information. Management has not made a determination regarding adoption of SFAS #148.

2.  CASH AND DUE FROM BANKS

     Cash and due from banks at December 31, 2002, and 2001, included $7,155,000 and $6,656,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

                           AMERISERV FINANCIAL, INC.

3.  INTEREST BEARING DEPOSITS WITH BANKS

     The book value of interest bearing deposits with domestic banks is as follows:

                                                                AT DECEMBER 31
                                                                --------------
                                                                2002     2001
                                                                -----    -----
                                                                (IN THOUSANDS)
Total.......................................................    $362     $660
                                                                ====     ====

     All interest bearing deposits are with domestic banks and mature within six months. The Company had no deposits in foreign banks nor in foreign branches of United States banks. To be in compliance with Housing and Urban Development and Arizona Department of Insurance rules, minimum balances of $100,000 are maintained at appropriate institutions.

4.  INVESTMENT SECURITIES

     The cost basis and market values of investment securities are summarized as follows:

     Investment securities available for sale:

                                                                 AT DECEMBER 31, 2002
                                                     ---------------------------------------------
                                                                  GROSS        GROSS
                                                       COST     UNREALIZED   UNREALIZED    MARKET
                                                      BASIS       GAINS        LOSSES      VALUE
                                                     --------   ----------   ----------   --------
                                                                    (IN THOUSANDS)
U.S. Treasury......................................  $ 12,514     $  404       $  --      $ 12,918
U.S. Agency........................................     5,600        167          --         5,767
State and municipal................................        --         --          --            --
U.S. Agency mortgage-backed securities.............   430,541      8,503        (118)      438,926
Other securities(1)................................    33,117         --         (27)       33,090
                                                     --------     ------       -----      --------
Total..............................................  $481,772     $9,074       $(145)     $490,701
                                                     ========     ======       =====      ========

---------------

(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     Investment securities held to maturity:

                                                                 AT DECEMBER 31, 2002
                                                     ---------------------------------------------
                                                                  GROSS        GROSS
                                                       COST     UNREALIZED   UNREALIZED    MARKET
                                                      BASIS       GAINS        LOSSES      VALUE
                                                     --------   ----------   ----------   --------
                                                                    (IN THOUSANDS)
U.S. Agency mortgage-backed securities.............  $ 15,077     $  243          --      $ 15,320
                                                     --------     ------       -----      --------
Total..............................................  $ 15,077     $  243       $  --      $ 15,320
                                                     ========     ======       =====      ========

                           AMERISERV FINANCIAL, INC.

     Investment securities available for sale:

                                                                 AT DECEMBER 31, 2001
                                                     ---------------------------------------------
                                                                  GROSS        GROSS
                                                       COST     UNREALIZED   UNREALIZED    MARKET
                                                      BASIS       GAINS        LOSSES      VALUE
                                                     --------   ----------   ----------   --------
                                                                    (IN THOUSANDS)
U.S. Treasury......................................  $ 10,972     $    9       $ (40)     $ 10,941
U.S. Agency........................................       850         10          --           860
State and municipal................................     1,012          1         (21)          992
U.S. Agency mortgage-backed securities.............   439,591      1,829      (1,413)      440,007
Other securities(1)................................    46,154         --        (328)       45,826
                                                     --------     ------       -----      --------
Total..............................................  $498,579     $1,849      ($1,802)    $498,626
                                                     ========     ======       =====      ========

---------------

(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     The Company had no investment securities held to maturity as of December 31, 2001.

     All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors Service or Standard & Poor's rating of A. At December 31, 2002, 97.1% of the portfolio was rated AAA as compared to 94.4% at December 31, 2001. Approximately 1.2% of the portfolio was rated below A or unrated on December 31, 2002.

     The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $257,329,000 at December 31, 2002, and $253,453,000 at December 31, 2001. The Company realized $5,047,000, $2,827,000 and $914,000 of gross investment security gains and $753,000, $914,000 and $1,866,000 of gross investment security losses on available for sale securities in 2002, 2001, and 2000 respectively. The Company realized no gross investment security gains and losses on held to maturity securities in 2002, 2001 or 2000.

     The following table sets forth the contractual maturity distribution of the investment securities, cost basis and market values, and the weighted average yield for each type and range of maturity as of December 31, 2002. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the average lives were used. At December 31, 2002, the Company's consolidated investment securities portfolio had a modified duration of approximately 1.52 years. The weighted average expected maturity for available for sale securities at December 31, 2002 for U.S. Treasury, U.S. Agency, U.S. Agency Mortgage-Backed and other securities was 1.6, 3.9, 6.0 and 2.0 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2002 for U.S. Agency Mortgage-Backed securities was 10.6 years.

                           AMERISERV FINANCIAL, INC.

     Investment securities available for sale:

                                                                  AT DECEMBER 31, 2002
                             -----------------------------------------------------------------------------------------------
                                                  AFTER 1 YEAR       AFTER 5 YEARS
                                                   BUT WITHIN          BUT WITHIN
                              WITHIN 1 YEAR         5 YEARS             10 YEARS         AFTER 10 YEARS          TOTAL
                             -----------------------------------------------------------------------------------------------
                             AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD
                             -------   -----    --------   -----    --------   -----    --------   -----    --------   -----
                                                              (IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Treasury............    $ 2,113   1.70%    $ 10,401   3.63%    $     --     --%    $     --     --%    $ 12,514   3.31%
U.S. Agency..............         --     --        5,600   4.79           --     --           --     --        5,600   4.79
State and municipal......         --     --           --     --           --     --           --     --           --     --
U.S. Agency mortgage-
  backed securities......      5,902   4.65      198,689   5.32      110,624   5.12      115,326   4.92      430,541   5.15
Other securities(1)......     24,367   3.20        4,500   4.63        2,250   2.23        2,000   3.69       33,117   3.36
                             -------   ----     --------   ----     --------   ----     --------   ----     --------   ----
Total investment
  securities available
  for sale...............    $32,382   3.37%    $219,190   5.21%    $112,874   5.06%    $117,326   4.90%    $481,772   4.98%
                             =======   ====     ========   ====     ========   ====     ========   ====     ========   ====
MARKET VALUE
U.S. Treasury............    $ 2,115            $ 10,803            $     --            $     --            $ 12,918
U.S. Agency..............         --               5,767                  --                  --               5,767
State and municipal......         --                  --                  --                  --                  --
U.S. Agency mortgage-
  backed securities......      6,053             204,544             112,158             116,171             438,926
Other securities(1)......     24,367               4,500               2,250               1,973              33,090
                             -------            --------            --------            --------            --------
Total investment
  securities available
  for sale...............    $32,535            $225,614            $114,408            $118,144            $490,701
                             =======            ========            ========            ========            ========

     Investment securities held to maturity:

                                                                    AT DECEMBER 31, 2002
                               ----------------------------------------------------------------------------------------------
                                                    AFTER 1 YEAR       AFTER 5 YEARS
                                                     BUT WITHIN          BUT WITHIN
                                WITHIN 1 YEAR         5 YEARS             10 YEARS         AFTER 10 YEARS          TOTAL
                               ----------------------------------------------------------------------------------------------
                               AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD    AMOUNT    YIELD
                               -------   -----    --------   -----    --------   -----    --------   -----    -------   -----
                                                               (IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Agency mortgage-backed
  securities.................       --     --           --     --           --     --     $ 15,077   5.48%    $15,077   5.48%
                               -------   ----     --------   ----     --------   ----     --------   ----     -------   ----
Total investment securities
  available for sale.........  $    --     --%    $     --     --%    $     --     --%    $ 15,077   5.48%    $15,077   5.48%
                               =======   ====     ========   ====     ========   ====     ========   ====     =======   ====
MARKET VALUE
U.S. Agency mortgage-backed
  securities.................       --                  --                  --            $ 15,320            $15,320
                               -------            --------            --------            --------            -------
Total investment securities
  available for sale.........  $    --            $     --            $     --            $ 15,320            $15,320
                               =======            ========            ========            ========            =======

---------------

(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

                           AMERISERV FINANCIAL, INC.

5.  LOANS

     The loan portfolio of the Company consisted of the following:

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                 (IN THOUSANDS)
Commercial..................................................  $ 89,127    $123,523
Commercial loans secured by real estate.....................   222,854     209,483
Real estate-mortgage........................................   229,154     231,728
Consumer....................................................    32,506      36,186
                                                              --------    --------
Loans.......................................................   573,641     600,920
Less: Unearned income.......................................     4,881       7,619
                                                              --------    --------
Loans, net of unearned income...............................  $568,760    $593,301
                                                              ========    ========

     Real estate construction loans comprised 7.2% and 5.6% of total loans net of unearned income at December 31, 2002 and 2001, respectively. The Company has no direct credit exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2002, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $2,427,000 and $3,912,000 at December 31, 2002 and 2001, respectively. An analysis of these related party loans follows:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------    ---------
                                                                  (IN THOUSANDS)
Balance January 1...........................................  $   3,912     $  2,671
New loans...................................................      8,989       11,437
Payments....................................................   (10,474)     (10,196)
                                                              ---------     --------
Balance December 31.........................................  $   2,427     $  3,912
                                                              =========     ========

6.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses follows:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                               2002        2001       2000
                                                              -------    --------    -------
                                                                      (IN THOUSANDS)
Balance January 1...........................................  $ 5,830    $  5,936    $10,350
Reduction due to spin-off of TRB............................       --          --     (5,028)
Provision for loan losses...................................    9,265       1,350      2,096
Recoveries on loans previously charged-off..................      923         364        680
Loans charged-off...........................................   (5,983)     (1,820)    (2,162)
                                                              -------    --------    -------
Balance December 31.........................................  $10,035    $  5,830    $ 5,936
                                                              =======    ========    =======

                           AMERISERV FINANCIAL, INC.

7.  NON-PERFORMING ASSETS

     Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and
(iii) other real estate owned (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets).

     The following table presents information concerning non-performing assets.
Note: The December 31, 1999 and 1998 information has been marked unaudited as the Company's former auditors have ceased operations and were unable to consent to the inclusion of such information in these consolidated financial statements.

                                                                 AT DECEMBER 31
                                                -------------------------------------------------
                                                                            UNAUDITED   UNAUDITED
                                                 2002     2001      2000      1999        1998
                                                ------   -------   ------   ---------   ---------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans.............................  $6,791   $ 9,303   $5,803    $ 4,928     $5,206
Loans past due 90 days or more................      50       208       --      1,305      1,579
Other real estate owned.......................     123       533      158      7,126      1,451
                                                ------   -------   ------    -------     ------
Total non-performing assets...................  $6,964   $10,044   $5,961    $13,359     $8,236
                                                ======   =======   ======    =======     ======
Total non-performing assets as a percent of
  loans and loans held for sale, net of
  unearned income, and other real estate
  owned.......................................    1.22%     1.67%    1.01%      1.21%      0.77%
                                                ======   =======   ======    =======     ======

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

     The Company had loans totaling $9,116,000, $11,893,000 and $3,165,000 being specifically identified as impaired and a corresponding allocation reserve of $1,425,000, $1,424,000 and $600,000 at December 31, 2002, 2001 and 2000,
respectively. The average outstanding balance for loans being specifically identified as impaired was $10,095,000 for 2002, $7,897,000 for 2001 and $2,580,000 for 2000. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. The interest income recognized on impaired loans during 2002 and 2001 was $435,000 and $399,000, respectively. There was no income recognized on impaired loans in 2000.

     The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net reduction in interest income attributable to such loans. Note: The December 31, 1999 and 1998 information has been marked unaudited as the Company's

                           AMERISERV FINANCIAL, INC.

former auditors have ceased operations and were unable to consent to the inclusion of such information in these consolidated financial statements.

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                                          UNAUDITED   UNAUDITED
                                                    2002   2001   2000      1999        1998
                                                    ----   ----   -----   ---------   ---------
                                                                  (IN THOUSANDS)
Interest income due in accordance with original
  terms...........................................  $470   $340   $ 464     $494        $ 367
Interest income recorded..........................   (14)   (19)   (139)     (20)        (134)
                                                    ----   ----   -----     ----        -----
Net reduction in interest income..................  $456   $321   $ 325     $474        $ 233
                                                    ====   ====   =====     ====        =====

8.  PREMISES AND EQUIPMENT

     An analysis of premises and equipment follows:

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
                                                                (IN THOUSANDS)
Land........................................................  $ 1,714    $ 1,714
Premises....................................................   19,434     20,123
Furniture and equipment.....................................   18,356     16,842
Leasehold improvements......................................    1,187        840
                                                              -------    -------
Total at cost...............................................   40,691     39,519
Less: Accumulated depreciation and amortization.............   28,017     26,053
                                                              -------    -------
Net book value..............................................  $12,674    $13,466
                                                              =======    =======

9.  MORTGAGE SERVICING RIGHTS (MSR) PORTFOLIO

     The following tables highlight key information regarding the Company's mortgage servicing portfolio.

                                                                  AT DECEMBER 31
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   PERCENTAGES)
MSR portfolio balance.......................................  $652,863     $594,948
Fair value of MSRs based upon discounted cash flow of
  servicing portfolio.......................................     6,917        7,828
Fair value as a percentage of MSR balance...................      1.06%        1.32%
Weighted average portfolio interest rate....................      6.85         7.28

     A rollforward of the MSRs is as follows:

                                                               2002       2001
                                                              -------    -------
                                                                (IN THOUSANDS)
January 1 balance...........................................  $ 7,828    $ 9,911
Acquisition of servicing rights.............................    4,564      2,290
Impairment charge...........................................   (3,698)    (2,510)
Sale of servicing rights....................................       --       (301)
Amortization of servicing rights............................   (1,777)    (1,562)
                                                              -------    -------
December 31 balance.........................................  $ 6,917    $ 7,828
                                                              =======    =======

     On February 5, 2003, the Company announced the sale of the servicing rights on approximately $450 million in mortgage loan principal values or 69% of SMC's total servicing portfolio. This downsizing of

                           AMERISERV FINANCIAL, INC.

the mortgage servicing asset will reduce the level of interest rate risk and earnings volatility at the Company and contribute to a more conservatively positioned balance sheet.

10.  FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE,
     AND
     OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

                                                                      AT DECEMBER 31, 2002
                                                             --------------------------------------
                                                                          SECURITIES
                                                              FEDERAL     SOLD UNDER       OTHER
                                                               FUNDS      AGREEMENTS     SHORT-TERM
                                                             PURCHASED   TO REPURCHASE   BORROWINGS
                                                             ---------   -------------   ----------
                                                                  (IN THOUSANDS, EXCEPT RATES)
Balance....................................................   $ 9,225       $   --        $ 91,563
Maximum indebtedness at any month end......................    14,200          327         124,116
Average balance during year................................     2,645           64          53,924
Average rate paid for the year.............................      1.93%        1.07%           1.78%
Interest rate on year end balance..........................      1.50           --            1.48

                                                                      AT DECEMBER 31, 2001
                                                             --------------------------------------
                                                                          SECURITIES       OTHER
                                                              FEDERAL     SOLD UNDER       SHORT-
                                                               FUNDS      AGREEMENTS        TERM
                                                             PURCHASED   TO REPURCHASE   BORROWINGS
                                                             ---------   -------------   ----------
                                                                  (IN THOUSANDS, EXCEPT RATES)
Balance....................................................   $ 6,275       $  392        $  6,187
Maximum indebtedness at any month end......................    11,050          424         116,463
Average balance during year................................     2,889          275          51,053
Average rate paid for the year.............................      4.22%        2.72%           3.57%
Interest rate on year end balance..........................      1.82         1.25            1.50

                                                                      AT DECEMBER 31, 2000
                                                             --------------------------------------
                                                                          SECURITIES
                                                              FEDERAL     SOLD UNDER       OTHER
                                                               FUNDS      AGREEMENTS     SHORT-TERM
                                                             PURCHASED   TO REPURCHASE   BORROWINGS
                                                             ---------   -------------   ----------
                                                                  (IN THOUSANDS, EXCEPT RATES)
Balance....................................................   $ 7,765       $  331        $ 42,989
Maximum indebtedness at any month end......................    59,715        1,113         213,826
Average balance during year................................    25,453          627          93,104
Average rate paid for the year.............................      6.10%        3.38%           5.57%
Interest rate on year end balance..........................      6.56         3.00            5.10

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company's investment portfolio.

     These borrowing transactions can range from overnight to one year in maturity. The average maturity was two days at the end of 2002, 16 days at the end of 2001 and 92 days at the end of 2000.

                           AMERISERV FINANCIAL, INC.

11.  DEPOSITS

     The following table sets forth the balance of the Company's deposits:

                                                                      AT DECEMBER 31
                                                             --------------------------------
                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Demand:
  Non-interest bearing.....................................  $ 99,226    $ 94,891    $ 89,057
  Interest bearing.........................................    50,784      48,776      46,440
Savings....................................................   100,755      92,382      90,886
Money market...............................................   128,341     138,247     135,151
Certificates of deposit in denominations of $100,000 or
  more.....................................................    32,821      30,107      21,010
Other time.................................................   258,002     271,943     276,520
                                                             --------    --------    --------
Total deposits.............................................  $669,929    $676,346    $659,064
                                                             ========    ========    ========

     Interest expense on deposits consisted of the following:

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2002       2001       2000
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Interest bearing demand.....................................  $   249    $   434    $   570
Savings.....................................................    1,329      1,401      1,775
Money market................................................    1,423      3,654      6,650
Certificates of deposit in denominations of $100,000 or
  more......................................................    1,127      1,281      2,223
Other time..................................................   11,926     14,772     18,051
                                                              -------    -------    -------
Total interest expense......................................  $16,054    $21,542    $29,269
                                                              =======    =======    =======

     The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more maturing in the periods presented:

                                                                 CERTIFICATES OF DEPOSIT
YEAR                                      OTHER TIME DEPOSITS      OF $100,000 OR MORE
----                                      -------------------    -----------------------
                                                          (IN THOUSANDS)
2003....................................       $140,471                  $16,319
2004....................................         66,642                    2,777
2005....................................         16,376                   12,018
2006....................................          5,181                      355
2007 and after..........................         29,332                    1,352

                           AMERISERV FINANCIAL, INC.

12. ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     Advances from the Federal Home Loan Bank consist of the following:

                                                                AT DECEMBER 31, 2002
                                                              -------------------------
                                                                WEIGHTED
MATURING                                                      AVERAGE YIELD    BALANCE
--------                                                      -------------    --------
                                                                   (IN THOUSANDS)
Overnight...................................................      1.48%        $ 91,563

2003........................................................      4.62           48,750
2004........................................................        --               --
2005........................................................      6.74           15,000
2006........................................................        --               --
2007 and after..............................................      5.98          211,097
                                                                               --------
Total advances..............................................      5.78          274,847
                                                                               --------
Total FHLB borrowings.......................................      4.71%        $366,410
                                                                               ========

                                                                AT DECEMBER 31, 2001
                                                              -------------------------
                                                                WEIGHTED
MATURING                                                      AVERAGE YIELD    BALANCE
--------                                                      -------------    --------
                                                                   (IN THOUSANDS)
Overnight...................................................        --%        $     --

2002........................................................      3.23          102,500
2003........................................................      4.62           48,750
2004........................................................        --               --
2005........................................................      6.74           15,000
2006 and after..............................................      5.98          211,061
                                                                               --------
Total advances..............................................      5.09          377,311
                                                                               --------
Total FHLB borrowings.......................................      5.09%        $377,311
                                                                               ========

     All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been pledged as collateral to the Federal Home Loan Bank of Pittsburgh. At December 31, 2002, the Company's FHLB borrowings with maturities of 2005 and greater had prepayment penalties of $38 million.

GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES:

     On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Net proceeds from the $34.5 million offering were used for general corporate purposes, including the repayment of debt, the repurchase of AmeriServ Financial common stock, and investments in and advances to the Company's subsidiaries. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $1.1 million as of December 31, 2002, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP.

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

13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, approximately 95% of its assets and liabilities are considered financial instruments. Many of the Company's financial instruments, however, lack an available trading market characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations were used by the Company for the purpose of this disclosure.

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2002 and 2001, were as follows:

     Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                                         2002                          2001
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Investment securities.......................   $506,021       $505,778       $498,626       $498,626
                                               --------       --------       --------       --------

     Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities.

                                                         2002                          2001
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Deposits with stated maturities.............   $297,079       $290,822       $307,296       $302,051
Short-term borrowings.......................    100,788        100,788        181,667        181,667
All other borrowings........................    350,345        309,347        252,981        242,998
                                               --------       --------       --------       --------

     Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

                                                         2002                          2001
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Deposits with no stated maturities..........   $379,107       $379,107       $374,295       $374,295
                                               --------       --------       --------       --------

                           AMERISERV FINANCIAL, INC.

     The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, and assumed prepayment risk.

                                                         2002                          2001
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Net loans (including loans held for sale)...   $581,311       $572,977       $599,993       $599,481
                                               --------       --------       --------       --------

     Purchased and originated mortgage servicing rights have been valued by an independent third party using a methodology which incorporates a discounted after-tax cash flow of the servicing (loan servicing fees and other related ancillary fee income less the costs of servicing the loans). This valuation also assumes current PSA prepayment speeds which are based upon industry data collected on mortgage prepayment trends. For further discussion see Note #1 to the Consolidated Financial Statements.

                                                         2002                          2001
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
Purchased and originated mortgage servicing
  rights....................................   $  6,917       $  6,917       $  7,828       $  7,828
                                               --------       --------       --------       --------

     Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by SFAS #107, however, management believes the relationship value of these core deposits is significant. Based upon the Company's most recent sales and acquisitions and other limited secondary market transactions involving similar deposits, management estimates the relationship value of these funding liabilities to range between $33 million to $67 million less than their estimated fair value shown at December 31, 2002. The estimated fair value of instruments used for hedging purposes is estimated by financial modeling performed by an independent third party. This range of values represent the estimated amount the Company would receive or pay, to terminate the agreements, considering current interest rates, as well as the creditworthiness of the counterparties.

     There is not a material difference between the notional amount and the estimated fair value of the off-balance sheet items which total $98.2 million at December 31, 2002, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

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

                           AMERISERV FINANCIAL, INC.

14.  INCOME TAXES

     The provision for federal income taxes is summarized below:

                                                                 YEAR ENDED DECEMBER 31
                                                              ----------------------------
                                                               2002       2001      2000
                                                              -------    ------    -------
                                                                     (IN THOUSANDS)
Current.....................................................  $(2,274)   $ (897)   $  (535)
Deferred....................................................   (1,151)    1,309       (943)
                                                              -------    ------    -------
Income tax provision (benefit)..............................  $(3,425)   $  412    $(1,478)
                                                              =======    ======    =======

     The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

                                                        YEAR ENDED DECEMBER 31
                                        ------------------------------------------------------
                                              2002               2001               2000
                                        ----------------    ---------------    ---------------
                                        AMOUNT     RATE     AMOUNT    RATE     AMOUNT     RATE
                                        -------    -----    ------    -----    -------    ----
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
Tax (benefit) expense based on federal
  statutory rate......................  $(3,002)   (35.0)%  $ 835     35.0%    $    84    N/M
State income taxes....................       --       --       13      0.5          --    --
Tax exempt income.....................     (570)    (6.6)    (843)    (35.3)    (1,717)    "
Goodwill and acquisition related
  costs...............................       --       --      442     18.5         469     "
Non-deductible spin-off charges.......       --       --       --      --          455     "
Reversal of tax liability.............       --       --       --      --         (600)    "
Reversal of valuation allowance.......       --       --       --      --         (325)    "
Other.................................      147      1.7      (35)    (1.4)        156     "
                                        -------    -----    -----     -----    -------    ---
Total (benefit) provision for income
  taxes...............................  $(3,425)   (39.9)%  $ 412     17.3%    $(1,478)   N/M
                                        =======    =====    =====     =====    =======    ===

---------------
N/M -- not meaningful.

                           AMERISERV FINANCIAL, INC.

     At December 31, 2002 and 2001, deferred taxes are included in the accompanying Consolidated Balance Sheets. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                 (IN THOUSANDS)
DEFERRED ASSETS:
  Provision for loan losses.................................  $  3,512    $  2,040
  Originated mortgage serving rights........................     1,623          --
  Unrealized investment security gains......................        --          (9)
  Purchased mortgage serving rights.........................       670          --
  Deferred loan fees........................................        22          52
  Alternative minimum tax credits...........................       844          --
  Other.....................................................       318       1,008
                                                              --------    --------
          Total assets......................................     6,989       3,091
                                                              --------    --------
DEFERRED LIABILITIES:
  Accumulated depreciation..................................      (531)       (438)
  Accretion of discount.....................................    (1,847)     (1,810)
  Lease accounting..........................................    (8,878)     (7,478)
  Core deposit and mortgage servicing intangibles...........      (445)       (357)
  Pension...................................................    (1,111)         --
  Unrealized investment security gains......................    (3,125)         --
  Other.....................................................        (9)         --
                                                              --------    --------
          Total liabilities.................................   (15,946)    (10,083)
                                                              --------    --------
Net deferred liability......................................  $ (8,957)   $ (6,992)
                                                              ========    ========

     The change in the net deferred liability during 2002 and 2001 was attributed to the following:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                2002          2001
                                                              ---------     ---------
                                                                  (IN THOUSANDS)
Investment write-ups due to SFAS #115, charge to equity.....   $(3,116)      $(2,097)
Deferred benefit (provision) for income taxes...............     1,151        (1,309)
                                                               -------       -------
Net decrease................................................   $(1,965)      $(3,406)
                                                               =======       =======

     The Company has alternative minimum tax credit carryforwards of approximately $844,000 at December 31, 2002. These credits have an indefinite carryforward period.

15.  PENSION AND PROFIT SHARING PLANS

     The Company has a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. The Company's funding policy has been to contribute annually an amount within the statutory range of allowable minimum and maximum actuarially determined tax-deductible contributions. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plans assets), mutual funds, and short-term cash equivalent instruments.

                           AMERISERV FINANCIAL, INC.

     PENSION BENEFITS:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                2002          2001
                                                              ---------     ---------
                                                                  (IN THOUSANDS,
                                                                EXCEPT PERCENTAGES)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................   $ 9,852       $ 9,431
Service cost................................................       672           581
Interest cost...............................................       684           662
Plan amendment..............................................        87           363
Deferred asset gain (loss)..................................       870          (217)
Benefits paid...............................................    (1,190)         (930)
Expenses paid...............................................       (75)          (38)
                                                               -------       -------
Benefit obligation at end of year...........................   $10,900       $ 9,852
                                                               =======       =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............   $ 7,330       $ 8,495
Actual return on plan assets................................      (624)         (197)
Employer contributions......................................     3,552            --
Benefits paid...............................................    (1,190)         (930)
Expenses paid...............................................       (75)          (38)
                                                               -------       -------
Fair value of plan assets at end of year....................   $ 8,993       $ 7,330
                                                               =======       =======
Funded status of the plan -- under funded...................   $(1,907)      $(2,522)
Unrecognized transition asset...............................      (177)         (193)
Unrecognized prior service cost.............................         1            (1)
Unrecognized actuarial loss.................................     4,575         2,353
                                                               -------       -------
Net prepaid benefit (accrued liability) cost................   $ 2,492       $  (363)
                                                               =======       =======
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost................................................   $   672       $   581
Interest cost...............................................       684           662
Expected return on plan assets..............................      (678)         (718)
Amortization of prior year service cost.....................         4             4
Amortization of transition asset............................       (17)          (17)
Recognized net actuarial loss...............................        32            --
                                                               -------       -------
Net periodic pension cost...................................   $   697       $   512
                                                               =======       =======
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate...............................................      6.75%         7.00%
Expected return on plan assets..............................      8.00          8.00
Rate of compensation increase...............................      3.00          3.00

     In addition, the Bank has a trusteed, deferred profit sharing plan with contributions made by the Bank based upon income as defined by the plan. All employees of the Bank and the Company who work over 1,000 hours per year participate in the plan beginning on January 1 following six months of service. There was

                           AMERISERV FINANCIAL, INC.

no contribution to this profit sharing plan in 2002. There were contributions to this plan of $95,000 and $111,000 for 2001 and 2000, respectively. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plans assets), mutual funds, and short-term cash equivalent instruments.

     Except for the above pension benefits, the Company has no significant additional exposure for any other post-retirement or post-employment benefits. For information on Supplemental Executive Retirement Plan on the former chairman that was outstanding at the end of 2001 and cancelled in 2002, see Note #18 to the Consolidated Financial Statements.

16.  LEASE COMMITMENTS

     The Company's obligation for future minimum lease payments on operating leases at December 31, 2002, is as follows:

                                                              FUTURE MINIMUM
YEAR                                                          LEASE PAYMENTS
----                                                          --------------
                                                              (IN THOUSANDS)
2003........................................................      $1,340
2004........................................................       1,040
2005........................................................         938
2006........................................................         778
2007........................................................         591
2008 and thereafter.........................................       1,044

     In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.

     Rent expense included in total non-interest expense amounted to $584,000, $491,000 and $577,000, in 2002, 2001, and 2000, respectively.

17.  COMMITMENTS AND CONTINGENT LIABILITIES

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

                           AMERISERV FINANCIAL, INC.

     The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $98,183,000 and standby letters of credit of $5,304,000 as of December 31, 2002.

     Pursuant to its bylaws, the Company provides indemnification to its directors and officers against certain liabilities incurred as a result of their service on behalf of the Company. In connection with this indemnification obligation, the Company advances on behalf of covered individuals costs incurred in defending against certain claims. The Company advanced such defense costs on behalf of one such individual during 2002 with respect to pending litigation. This litigation was resolved prior to December 31, 2002 and all relevant costs were recognized in 2002.

     Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company's consolidated financial position or results of operation.

18.  STOCK COMPENSATION PLANS

     In 2001, the Company's Board of Directors adopted a shareholder approved Stock Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 800,000 shares of common stock. This Plan replaces the expired 1991 Stock Option Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by a committee of the Board of Directors. The Company accounts for this Plan under APB #25. The option price at which a stock option may be exercised shall not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, under the Plan on or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised.

     A summary of the status of the Company's Stock Incentive Plans at December 31, 2002, 2001, and 2000, and changes during the years then ended are presented in the table and narrative following:

                                                         YEAR ENDED DECEMBER 31
                                   ------------------------------------------------------------------
                                          2002                   2001                    2000
                                   -------------------    -------------------    --------------------
                                              WEIGHTED               WEIGHTED                WEIGHTED
                                              AVERAGE                AVERAGE                 AVERAGE
                                              EXERCISE               EXERCISE                EXERCISE
                                   SHARES      PRICE      SHARES      PRICE       SHARES      PRICE
                                   -------    --------    -------    --------    --------    --------
Outstanding at beginning of
  year...........................  527,181     $5.51      531,378     $5.54       369,331     $6.43
Granted..........................   43,000      3.64       13,000      4.81       389,687      4.86
Exercised........................  (21,401)     4.63       (5,690)     4.31       (25,147)     4.91
Forfeited........................  (49,246)     5.16      (11,507)     6.39      (202,493)     5.86
                                   -------                -------                --------
Outstanding at end of year.......  499,534      5.43      527,181      5.51       531,378      5.54
                                   =======                =======                ========
Exercisable at end of year.......  344,180      5.84      251,037      6.18       148,524      7.66
Weighted average fair value of
  options granted in current
  year...........................               0.76                   0.64                    0.63

     A total of 344,180 of the 499,534 options outstanding at December 31, 2002, have exercise prices between $4.08 and $15.69, with a weighted average exercise price of $5.84 and a weighted average remaining

                           AMERISERV FINANCIAL, INC.

contractual life of 5.9 years. All of these options are exercisable. The remaining 155,354 options have exercise prices between $2.90 and $6.21, with a weighted average exercise price of $4.52 and a weighted average remaining contractual life of 8.2 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002, 2001, and 2000, respectively: risk-free interest rates ranging from 3.04% to 5.07% for 2002 options, 4.07% to 4.97% for 2001 options, and 5.69% and 6.61% for 2000 options; expected dividend yields ranging from 5.11% to 12.41% for 2002 options, 8.00% for 2001 options and 8.50% for 2000 options; expected lives of 10.0 years in 2002 and 7.0 years for 2001 and 2000 options; expected volatility ranging from 30.21% to 34.31% for 2002 options, 29.76% to 30.71% for 2001 options, and 23.09% and 29.20% for 2000 options.

     The Company's Board of Directors cancelled the supplemental executive retirement plan (SERP) as described in the 2001 proxy statement where the former Chairman would have received 156,000 shares of ASRV common stock. Since the plan was cancelled within the first five-year vesting period no dividends were accrued and no expense was recognized in 2002, and the $45,000 compensation expense for 2001 was reversed in 2002.

19.  DIVIDEND REINVESTMENT PLAN

     The Company's Dividend Reinvestment and Common Stock Purchase Plan provides each record holder of Common Stock with a simple and convenient method of purchasing additional shares without payment of any brokerage commissions, service charges or other similar expense. A participant in the Plan may purchase shares of Common Stock by electing either to (1) reinvest dividends on all of his or her shares of Common Stock (note the Company suspended its common dividend on January 24, 2003) or (2) make optional cash payments of not less than $10 and up to a maximum of $2,000 per month and continue to receive regular dividend payments on his or her other shares. A participant may withdraw from the Plan at any time.

     In the case of purchases from AmeriServ Financial, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At December 31, 2002, the Company had 244,163 unissued reserved shares available under the Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Plan in the market for the relevant investment date.

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

                           AMERISERV FINANCIAL, INC.

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

21.  INTANGIBLE ASSETS

     The Company's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill). On January 1, 2002, the Company adopted SFAS #142, Goodwill and Other Intangible Assets under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment at the reporting unit level as of January 1, 2002 (any such impairment at the date of adoption would have been reflected as a change in accounting principle). In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangible, other than goodwill, is its core deposit intangible, which the Company currently believes has a finite life. The Company completed its initial goodwill impairment test in the second quarter of 2002. This evaluation indicated that there was no impairment of the Company's goodwill. In the future, the Company plans to perform the impairment test in the second quarter of its fiscal year. Of the Company's total goodwill of $9.7 million, $9.5 million is allocated to the retail banking segment and $200,000 is allocated to the mortgage banking segment.

     As of December 31, 2002, the Company's core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $11.5 million. The weighted average amortization period of the Company's core deposit intangibles at December 31, 2002, is 5.50 years. Estimated amortization expense for the next five years is summarized as follows (in thousands):

YEAR                                                             EXPENSE
----                                                          --------------
                                                              (IN THOUSANDS)
2003........................................................      $1,432
2004........................................................       1,007
2005........................................................         865
2006........................................................         865
2007........................................................         865

     A reconciliation of the Company's intangible asset balances for 2002 and 2001 is as follows (in thousands):

                                                       2002     2001     2002     2001
                                                      ------   ------   ------   -------
                                                       CORE DEPOSIT         GOODWILL
                                                        INTANGIBLES
Balance January 1...................................  $7,583   $9,016   $9,743   $11,042
Additions or adjustments............................      --       --       --        --
Amortization expense................................   1,432    1,433       --     1,299
                                                      ------   ------   ------   -------
Balance December 31.................................  $6,151   $7,583   $9,743   $ 9,743
                                                      ======   ======   ======   =======

                           AMERISERV FINANCIAL, INC.

     The following table reports pro forma information as if SFAS #142 had been adopted for all periods presented (in thousands, except per share data):

                                                                 AT DECEMBER 31
                                                            -------------------------
                                                             2002      2001     2000
                                                            -------   ------   ------
Report net income (loss)..................................  $(5,152)  $1,975   $1,716
Goodwill amortization.....................................       --    1,299    1,331
                                                            -------   ------   ------
Adjusted net income (loss)................................  $(5,152)  $3,274   $3,047
                                                            =======   ======   ======
Basic earnings (loss) per share...........................  $ (0.37)  $ 0.15   $ 0.13
Goodwill amortization.....................................       --     0.10     0.10
                                                            -------   ------   ------
Adjusted basic earnings (loss) per share..................  $ (0.37)  $ 0.25   $ 0.23
                                                            =======   ======   ======
Diluted earnings (loss) per share.........................  $ (0.37)  $ 0.15   $ 0.13
Goodwill amortization.....................................       --     0.10     0.10
                                                            -------   ------   ------
Adjusted diluted earnings (loss) per share................  $ (0.37)  $ 0.25   $ 0.23
                                                            =======   ======   ======

22.  DERIVATIVE HEDGING INSTRUMENTS

     The Company uses various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At December 31, 2002 the Company had no interest rate swaps outstanding. At December 31, 2001 the Company had interest rate swap agreements that effectively converted a notional amount of $80 million from floating-rates to fixed-rates. At December 31, 2001, the Company had recorded other liabilities of $1,231,000 and a decrease in other comprehensive income of $800,000, net of tax, related to this swap. A summary of the Company's derivative hedging transactions are as follows:

BORROWED FUNDS HEDGES:

     The Company had entered into interest rate swaps to hedge short-term borrowings used to leverage the balance sheet. Specifically, FHLB advances which reprice between 30 days and 90 days were being used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to five years. Under these swap agreements, the Company paid a fixed-rate of interest and received a floating-rate which reset either monthly or quarterly. These interest rate swaps qualified as cashflow hedges for the Company.

                           AMERISERV FINANCIAL, INC.

     The following table summarizes the interest rate swap transactions that impacted the Company's 2002 and 2001 performance:

                                      FIXED   FLOATING                INCREASE
 NOTIONAL     START     TERMINATION   RATE      RATE     REPRICING   IN INTEREST
  AMOUNT       DATE        DATE       PAID    RECEIVED   FREQUENCY     EXPENSE
-----------  --------   -----------   -----   --------   ---------   -----------
2002
$80,000,000   4-13-00     4-15-02     6.93%     1.91%      EXPIRED   $1,161,000

2001
$40,000,000   4-11-00     4-13-01     6.25%     N.A.       Expired   $   58,413
 50,000,000  10-25-99    10-25-01     6.41      4.72%      Expired      696,259
 50,000,000  10-25-99    10-25-01     6.42      4.72       Expired      697,414
 80,000,000   4-13-00     4-15-02     6.93      4.31     Quarterly    2,120,191
                                                                     ----------
                                                                     $3,572,277
                                                                     ==========

N.A. -- not applicable

     The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate caps or floors outstanding at December 31, 2002, 2001, and 2000.

23.  SEGMENT RESULTS

     The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The Company's major business units include retail banking, commercial lending, mortgage banking, trust, other fee based businesses and investment/parent. The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis with a primary focus on credit risk. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measures the Company focuses on for each business segment are net income and risk-adjusted return on equity.

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

                           AMERISERV FINANCIAL, INC.

     The contribution of the major business segments to the consolidated results for the full years of 2002, 2001 and 2000 were as follows:

                                                                     YEAR ENDED DECEMBER 31, 2002
                                     --------------------------------------------------------------------------------------------
                                                       COMMERCIAL    MORTGAGE              INVESTMENT/    OTHER FEE
                                     RETAIL BANKING     LENDING      BANKING     TRUST       PARENT         BASED        TOTAL
                                     --------------    ----------    --------    ------    -----------    ---------    ----------
                                                                    (IN THOUSANDS, EXCEPT RATIOS)
Net interest income................     $ 25,091        $  5,408     $   183     $  122     $ (3,536)      $  100      $   27,368
Provision for loan loss............        1,099           8,026         140         --           --           --           9,265
Non-interest income................        8,212             472       1,033      4,750        4,485          735          19,687
Non-interest expense...............       26,485           3,973       5,981      4,157        5,082          689          46,367
                                        --------        --------     -------     ------     --------       ------      ----------
Income (loss) before income
  taxes............................        5,719          (6,119)     (4,905)       715       (4,133)         146          (8,577)
Income taxes (benefit).............        1,613          (2,301)     (1,669)       229       (1,347)          50          (3,425)
                                        --------        --------     -------     ------     --------       ------      ----------
Net income (loss)..................     $  4,106        $ (3,818)    $(3,236)    $  486     $ (2,786)      $   96      $   (5,152)
                                        ========        ========     =======     ======     ========       ======      ==========
Average common equity..............     $ 28,720        $ 14,666     $ 4,348     $3,193     $ 27,934       $1,963      $   80,824
Risk-adjusted return on equity.....         14.3%          (26.0)%     (74.4)%     15.2%       (10.0)%        4.9%           (6.4)%
Total assets.......................     $396,754        $258,870     $ 9,348     $1,829     $505,778       $2,971      $1,175,550
                                        --------        --------     -------     ------     --------       ------      ----------

                           AMERISERV FINANCIAL, INC.

                                                                     YEAR ENDED DECEMBER 31, 2001
                                     --------------------------------------------------------------------------------------------
                                                       COMMERCIAL    MORTGAGE              INVESTMENT/    OTHER FEE
                                     RETAIL BANKING     LENDING      BANKING     TRUST       PARENT         BASED        TOTAL
                                     --------------    ----------    --------    ------    -----------    ---------    ----------
                                                                    (IN THOUSANDS, EXCEPT RATIOS)
Net interest income................     $ 24,917        $  6,834     $   286     $  211     $ (4,184)      $  134      $   28,198
Provision for loan loss............          413             862          75         --           --           --           1,350
Non-interest income................        7,153             704       1,502      5,015        2,948          753          18,075
Non-interest expense...............       23,717           4,053       5,222      4,058        4,862          624          42,536
                                        --------        --------     -------     ------     --------       ------      ----------
Income (loss) before income
  taxes............................        7,940           2,623      (3,509)     1,168       (6,098)         263           2,387
Income taxes (benefit).............        2,285             719      (1,189)       311       (1,802)          88             412
                                        --------        --------     -------     ------     --------       ------      ----------
Net income (loss)..................     $  5,655        $  1,904     $(2,320)    $  857     $ (4,296)      $  175      $    1,975
                                        ========        ========     =======     ======     ========       ======      ==========
Average common equity..............     $ 27,390        $ 15,332     $ 5,300     $3,042     $ 27,859       $1,858      $   80,781
Risk-adjusted return on equity.....         20.6%           12.4%      (43.8)%     28.2%       (15.4)%        9.4%            2.4%
Total assets.......................     $383,276        $293,603     $18,454     $1,854     $498,626       $3,046      $1,198,859
                                        --------        --------     -------     ------     --------       ------      ----------

                           AMERISERV FINANCIAL, INC.

                                                                     YEAR ENDED DECEMBER 31, 2000
                                     --------------------------------------------------------------------------------------------
                                                       COMMERCIAL    MORTGAGE              INVESTMENT/    OTHER FEE
                                     RETAIL BANKING     LENDING      BANKING     TRUST       PARENT         BASED        TOTAL
                                     --------------    ----------    --------    ------    -----------    ---------    ----------
                                                                    (IN THOUSANDS, EXCEPT RATIOS)
Net interest income................     $ 25,437        $  9,190     $ 1,033     $  252     $  1,410       $  137      $   37,459
Provision for loan loss............          231           1,769          96         --           --           --           2,096
Non-interest income................        5,153             820       4,095      5,313          218        1,010          16,609
Non-interest expense...............       26,824           5,800       8,063      4,106        6,195          746          51,734
                                        --------        --------     -------     ------     --------       ------      ----------
Income (loss) before income
  taxes............................        3,535           2,441      (3,031)     1,459       (4,567)         401             238
Income taxes (benefit).............          715             215      (1,213)       308       (1,636)         133          (1,478)
                                        --------        --------     -------     ------     --------       ------      ----------
Net income (loss)..................     $  2,820        $  2,226     $(1,818)    $1,151     $ (2,931)      $  268      $    1,716
                                        ========        ========     =======     ======     ========       ======      ==========
Average common equity..............     $ 19,065        $ 21,240     $ 7,542     $3,274     $ 28,643       $1,660      $   81,424
Risk-adjusted return on equity.....         14.8%           10.5%      (24.1)%     35.2%       (10.2)%       16.1%            2.1%
Total assets.......................     $409,786        $263,828     $25,524     $1,795     $550,232       $3,096      $1,254,261
                                        --------        --------     -------     ------     --------       ------      ----------

                           AMERISERV FINANCIAL, INC.

24.  REGULATORY MATTERS

     On February 28, 2003, the Company and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (Federal Reserve) and the Pennsylvania Department of Banking (Department). Under the terms of the MOU, the Company and the Bank cannot declare dividends, the Company may not redeem any of its own stock, and the Company cannot incur any additional debt other than in the ordinary course of business, in each case, without the prior written approval of the Federal Reserve and the Department. Accordingly, the Board of Directors of the Company cannot reinstate the previously suspended common stock dividend, or reinstitute its stock repurchase program without the concurrence of the Federal Reserve and the Department. Other provisions of the MOU require the Company and the Bank to: (i) improve credit quality and credit administration practices, (ii) improve data security and disaster recovery procedures, (iii) make periodic reports to the Federal Reserve and the Department regarding compliance with the MOU, and (iv) appoint a committee of independent directors to monitor compliance with the MOU. The MOU will remain in effect until modified or terminated by the Federal Reserve and the Department.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2002 and 2001, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

                                                           AS OF DECEMBER 31, 2002
                                            -----------------------------------------------------
                                                                                   TO BE WELL
                                                                FOR CAPITAL     CAPITALIZED UNDER
                                                                 ADEQUACY       PROMPT CORRECTIVE
                                                ACTUAL           PURPOSES       ACTION PROVISIONS
                                            ---------------   ---------------   -----------------
                                            AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                            -------   -----   -------   -----   --------   ------
                                                        (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
  Consolidated............................  $98,027   15.01%  $52,239   8.00%   $65,299    10.00%
  AmeriServ Financial Bank................   91,267   14.12    51,727   8.00     64,659    10.00
Tier 1 Capital (To Risk Weighted Assets)
  Consolidated............................   79,116   12.12    26,120   4.00     39,180     6.00
  AmeriServ Financial Bank................   83,185   12.87    25,864   4.00     38,795     6.00
Tier 1 Capital (To Average Assets)
  Consolidated............................   79,116    6.84    46,293   4.00     57,866     5.00
  AmeriServ Financial Bank................   83,185    7.24    45,963   4.00     57,454     5.00

                           AMERISERV FINANCIAL, INC.

                                                          AS OF DECEMBER 31, 2001
                                           ------------------------------------------------------
                                                                                   TO BE WELL
                                                                FOR CAPITAL     CAPITALIZED UNDER
                                                                 ADEQUACY       PROMPT CORRECTIVE
                                                ACTUAL           PURPOSES       ACTION PROVISIONS
                                           ----------------   ---------------   -----------------
                                            AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                           --------   -----   -------   -----   --------   ------
                                                       (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (to Risk Weighted Assets)
  Consolidated...........................  $102,482   15.70%  $52,208   8.00%   $65,260    10.00%
  AmeriServ Financial Bank...............    90,140   13.90    51,892   8.00     64,865    10.00
Tier 1 Capital (to Risk Weighted Assets)
  Consolidated...........................    88,642   13.58    26,104   4.00     39,156     6.00
  AmeriServ Financial Bank...............    84,310   13.00    25,946   4.00     38,919     6.00
Tier 1 Capital (to Average Assets)
  Consolidated...........................    88,642    7.17    49,473   4.00     61,841     5.00
  AmeriServ Financial Bank...............    84,310    6.92    48,761   4.00     60,951     5.00

25.  BRANCH SALE

     On September 27, 2001, the Company and CSB Bank of Curwensville, completed the sale of the Company's Coalport office. As the only Company office in Clearfield County, the Coalport office no longer strategically fit the geographic footprint for the Company. The Company received an 8.875% core deposit premium or $1.4 million on the sale of approximately $15.7 million of deposits.

26.  TAX-FREE SPIN-OFF OF THREE RIVERS BANK

     On April 1, 2000, the Company executed its Board approved tax-free spin-off of its Three Rivers Bank subsidiary. Shareholders received one share of the new Three Rivers Bancorp common stock for every two shares of AmeriServ Financial common stock that they owned. The distribution of the Three Rivers Bancorp shares did not change the number of AmeriServ Financial common shares outstanding. Standard Mortgage Corporation (SMC), a mortgage banking company, previously a subsidiary of Three Rivers Bank, was internally spun-off from Three Rivers Bank to the Company prior to consummation of the Three Rivers Bank spin-off.

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

                           AMERISERV FINANCIAL, INC.

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             AMERISERV     THREE RIVERS                    AMERISERV
                                             FINANCIAL       BANCORP                       FINANCIAL
                                             HISTORICAL     HISTORICAL                     PRO FORMA
                                            PERIOD ENDED   PERIOD ENDED                   PERIOD ENDED
                                            DECEMBER 31,    MARCH 31,                     DECEMBER 31,
                                                2000           2000       ADJUSTMENT          2000
                                            ------------   ------------   ----------      ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income.....................    $107,298       $18,100        $   --          $89,198
Total interest expense....................      69,839        11,011            --           58,828
                                              --------       -------        ------          -------
Net interest income.......................      37,459         7,089            --           30,370
Provision for loan losses.................       2,096           150            --            1,946
                                              --------       -------        ------          -------
Net interest income after provision for
  loan losses.............................      35,363         6,939            --           28,424
Total non-interest income.................      16,609           623            --           15,986
Total non-interest expense................      51,734         6,589           117(A)        45,262
                                              --------       -------        ------          -------
Income (loss) before income taxes.........         238           973          (117)            (852)
Benefit for income taxes..................      (1,478)         (477)          (35)(B)       (1,036)
                                              --------       -------        ------          -------
Net income (loss).........................    $  1,716       $ 1,450        $  (82)         $   184
                                              ========       =======        ======          =======
Diluted earnings (loss) per share.........    $   0.13            --        $(0.11)         $  0.02
Average diluted shares outstanding........      13,374            --            --           13,374

     Notes to unaudited pro forma condensed consolidated financial statements:

          (A) To record the additional incremental expenses AmeriServ Financial incurred that were previously allocated to and paid by Three Rivers Bank.

          (B) To record the income tax impact of the above expenses at the statutory tax rate.

27.  PARENT COMPANY FINANCIAL INFORMATION

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

BALANCE SHEETS

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $    694    $  6,532
Equity investment in banking subsidiaries...................   105,574     101,636
Equity investment in non-banking subsidiaries...............     3,399       3,360
Guaranteed junior subordinated deferrable interest debenture
  issuance costs............................................     1,147       1,192
Other assets................................................     3,388       1,518
                                                              --------    --------
TOTAL ASSETS................................................  $114,202    $114,238
                                                              ========    ========

                           AMERISERV FINANCIAL, INC.

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                 (IN THOUSANDS)
LIABILITIES
Guaranteed junior subordinated deferrable interest
  debentures................................................  $ 34,500    $ 34,500
Other liabilities...........................................     1,946         248
                                                              --------    --------
TOTAL LIABILITIES...........................................    36,446      34,748
                                                              --------    --------

STOCKHOLDERS' EQUITY
Total stockholders' equity..................................    77,756      79,490
                                                              --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $114,202    $114,238
                                                              ========    ========

STATEMENTS OF OPERATIONS
                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2002       2001       2000
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
INCOME
Inter-entity management and other fees......................  $ 2,418    $ 3,077    $ 3,223
Dividends from subsidiaries.................................      386      7,200     12,897
Interest and dividend income................................       62         75         58
                                                              -------    -------    -------
TOTAL INCOME................................................    2,866     10,352     16,178
                                                              -------    -------    -------
EXPENSE
Interest expense............................................    2,960      2,961      3,101
Salaries and employee benefits..............................    2,017      1,929      2,355
Other expense...............................................    1,940      1,436      3,617
                                                              -------    -------    -------
TOTAL EXPENSE...............................................    6,917      6,326      9,073
                                                              -------    -------    -------

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED LOSS OF SUBSIDIARIES........................   (4,051)     4,026      7,105
Benefit for income taxes....................................    1,497        984      1,615
Equity in undistributed losses of subsidiaries..............   (2,598)    (3,035)    (7,004)
                                                              -------    -------    -------
NET INCOME (LOSS)...........................................  $(5,152)   $ 1,975    $ 1,716
                                                              =======    =======    =======

                           AMERISERV FINANCIAL, INC.

STATEMENTS OF CASH FLOWS
                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2002       2001       2000
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $(5,152)   $ 1,975    $ 1,716
Adjustment to reconcile net income (loss) to net cash
  provided by operating activities:
Equity in undistributed losses of subsidiaries..............    2,598      3,035      7,004
                                                              -------    -------    -------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES............   (2,554)     5,010      8,720
                                                              -------    -------    -------

INVESTING AND FINANCING ACTIVITIES
Inter company sale of subsidiary............................       --      4,867         --
Common stock cash dividends paid............................   (4,130)    (4,884)    (5,616)
Proceeds from issuance of common stock......................      849        896        883
Guaranteed junior subordinated deferrable interest
  debentures dividends paid.................................   (2,916)    (2,916)    (2,916)
Purchases of treasury stock.................................       --         --        (99)
Net decrease in borrowings..................................       --         --     (3,500)
Investment in subsidiaries..................................       --        (55)       (75)
Other -- net................................................    2,913      2,963      2,968
                                                              -------    -------    -------
NET CASH (USED) PROVIDED BY INVESTING AND FINANCING
  ACTIVITIES................................................   (3,284)       871     (8,355)
                                                              -------    -------    -------
NET (DECREASE) INCREASE IN CASH EQUIVALENTS.................   (5,838)     5,881        365
CASH EQUIVALENTS AT JANUARY 1...............................    6,532        651        286
                                                              -------    -------    -------
CASH EQUIVALENTS AT DECEMBER 31.............................  $   694    $ 6,532    $   651
                                                              =======    =======    =======

     The ability of the subsidiary bank to upstream cash to the Parent Company is restricted by regulations and the MOU that the Company entered into with its primary regulators on February 28, 2003. (See Note #24, Regulatory Matters.) Federal law prevents the Parent Company from borrowing from its subsidiary bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary banks' capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to their shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the Parent Company by the subsidiaries as an inter-entity management fee. At December 31, 2002, the subsidiary bank was not permitted to upstream any cash dividends to the Parent Company. The subsidiary bank had a combined $93,725,000 of restricted surplus and retained earnings at December 31, 2002.

     To facilitate an orderly spin-off transition, the Company and TRB entered into a Services Agreement whereby AmeriServ Financial has provided certain services such as audit, loan review and asset/liability management on an outsourced basis to TRB. The Company received $146,000, $557,000, and $985,000 in 2002, 2001 and 2000, respectively, for these services. This agreement expired in 2002.

28.  PRIOR YEAR DISAGGREGATIONS

     Certain revisions have been made to the accompanying Consolidated Financial Statements and related notes as of December 31, 2001 and for the two-year period ended December 31, 2001. In order to maintain consistency and comparability between periods presented, disaggregations of certain amounts within previ-

                           AMERISERV FINANCIAL, INC.

ously reported financial statements and disclosures have been made to conform to the financial statement presentation of the current period as follows:

CONSOLIDATED BALANCE SHEETS

     - Goodwill and Core Deposit Intangibles have been separately disclosed.

CONSOLIDATED STATEMENTS OF CASH FLOWS

     - Purchases and Sales of mortgage servicing rights have been separately disclosed.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     - Note #9, Mortgage Servicing Rights (MSR) Portfolio: A summary of activity within the MSR portfolio has been disclosed for 2001.

     - Note #18, Stock Compensation Plans: The weighted average fair value of options granted in the current year was disclosed for 2001 and 2000.

     - Note #23, Segment Results: The provision for loan losses has been disclosed separately from net interest income for 2001 and 2000.

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

January 31, 2003

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


/S/ CRAIG G. FORD                              /S/ JEFFERY A. STOPKO

Craig G. Ford                                  Jeffrey A. Stopko
Interim Chairman,                              Senior Vice President &
President & CEO                                Chief Financial Officer

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders of AmeriServ Financial, Inc.:
Johnstown, PA

     We have audited the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries ("the Corporation") as of December 31, 2002, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Corporation for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 22, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note #21 to the financial statements, in 2002 the Corporation changed its method of accounting for goodwill and other intangible assets to adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     As discussed above, the consolidated financial statements of the Corporation as of December 31, 2001 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows: (a) as described in Note 21, Intangible Assets, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Corporation as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 21 with respect to 2001 and 2000 include
(i) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods to the Corporation's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings per-share amounts; (b) as described in Note 28, Prior Year Disaggregations, these consolidated financial statements and related notes as of December 31, 2001 and for each of the years in the two-year period ended December 31, 2001 have been revised to provide disaggregations of certain financial statement amounts and note disclosures. Our audit procedures with respect to the financial statement amounts and note disclosures described in Note 28 included (i) agreeing the previously reported amounts to the Corporation's underlying records obtained from management, and (ii) testing the mathematical accuracy of the disaggregation. In our opinion, such disaggregations and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Corporation other than with respect to such disaggregations and disclosures, and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.
                                                      /s/ Deloitte & Touche, LLP
Pittsburgh, PA
January 31, 2003
(February 28, 2003 as to Notes 9 and 24)

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

                                          /S/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
January 22, 2002

NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued report by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP consented to the inclusion of its report in this Form 10-K.

NOTE: The consolidated financial statements as of December 31, 2001 and for each of the years in the two-year period then ended have been revised to include: (i) the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (see Note 21, Intangible Assets) and (ii) disaggregations of certain financial statement amounts and note disclosures (see Note 28, Prior Year Disaggregations). The report of Arthur Andersen LLP presented above does not extend to these changes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 5, 2002 the Company's Board of Directors announced the appointment of Deloitte & Touche, LLP as its independent auditor replacing Arthur Andersen, LLP.

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

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control. Except as discussed herein, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor, except as noted herein, were any corrective actions taken to address significant deficiencies or material weaknesses in internal controls. The Company has identified material weaknesses in its credit administration processes. In particular, the Company has concluded that, although its credit and credit administration policies are sound, adherence to these policies has not been consistent. This resulted in incomplete or dated information in credit files. The Company did, however, make a concerted effort in the fourth quarter of 2002 to obtain the most current information for the credit files. The resulting analysis of this updated information led to rating downgrades for numerous credits which contributed to an increased level of criticized and classified loans. This deterioration of credit quality combined with continued economic weakness were factors that contributed to a significant addition to the allowance for loan losses in the fourth quarter of 2002.

     In addition, the Company has implemented changes to more closely monitor adherence to credit and credit administration policies. The Company has reviewed, redesigned and implemented procedures and processes to support these policies and strengthen credit controls. Procedures that were initiated in the fourth quarter 2002 to obtain timely credit file information are being consistently applied on an ongoing basis. These procedures and controls will support consistent adherence to sound credit and credit administration policies.

                                    PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:

     The consolidated financial statements listed below are from the 2002 Form 10-K and Part II -- Item 8. Page references are to said Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

AmeriServ Financial, Inc. and Subsidiaries
  Consolidated Balance Sheets, 31
  Consolidated Statements of Operations, 32
  Consolidated Statements of Comprehensive Income, 33
  Consolidated Statements of Changes in Stockholders' Equity, 34
  Consolidated Statements of Cash Flows, 35-36
  Notes to Consolidated Financial Statements, 37
  Statement of Management Responsibility, 73
  Independent Auditors Report, 74

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

REPORTS ON FORM 8-K:

     On December 2, 2002 the Company announced the appointment of Craig G. Ford as interim Chairman, President and Chief Executive Officer.

EXHIBITS:

     The exhibits listed below are filed herewith or to other filings.

EXHIBIT                                                               PRIOR FILING OR EXHIBIT
NUMBER                        DESCRIPTION                               PAGE NUMBER HEREIN
-------                       -----------                             -----------------------
  3.1..   Articles of Incorporation, as amended on March 23,      Exhibit 3.1 to 2001 Form 10-K
          2001.                                                   Filed on March 19, 2002
  3.2..   Bylaws, as amended and restated on January 25, 2002.    Exhibit 3.2 to 2001 Form 10-K
                                                                  Filed on March 19, 2002
  4.1..   Rights Agreement, dated as of February 24, 1995,        Exhibit 4.1 to 2000 Form 10-K
          between AmeriServ Financial, Inc. and AmeriServ         Dated March 21, 2001
          Trust and Financial Services Company, as Rights
          Agent.
 10.1..   Corporate Separation Agreement between AmeriServ        Exhibit 2.1 to Form 8-K Filed
          Financial, Inc. and Three Rivers Bancorp.               on April 14, 2000
 10.2..   Tax Separation Agreement between AmeriServ              Exhibit 2.2 to Form 8-K Filed
          Financial, Inc. and Three Rivers Bancorp.               on April 14, 2000
 10.3..   Agreement, dated May 24, 2002, between AmeriServ        Exhibit 10.1 to Form 10-Q Filed
          Financial, Inc. and Jeffrey A. Stopko                   August 14, 2002
 10.4..   Agreement, dated May 24, 2002, between AmeriServ        Exhibit 10.2 to Form 10-Q Filed
          Financial, Inc. and Ray M. Fisher.                      August 14, 2002
 10.5..   2001 Stock Incentive Plan dated February 23, 2001.      2000 Proxy Statement Filed
                                                                  March 16, 2001
 10.6..   Agreement, dated December 1, 1994, between AmeriServ    Exhibit 10.6 to 2000 Form 10-K
          Financial, Inc. and Ronald W. Virag.                    Filed March 21, 2001
 15.1..   Statement regarding predecessor independent public      Below
          accountants awareness letters
21..      Subsidiaries of the Registrant.                         Below
 24.1..   Consent of Deloitte & Touche, LLP                       Below
 99.1..   Certification pursuant to 18 U.S.C. section 1350, as    Below
          adopted pursuant to section 906 of the
          Sarbanes-Oxley Act of 2002.
 99.2..   Certification pursuant to 18 U.S.C. section 1350, as    Below
          adopted pursuant to section 906 of the
          Sarbanes-Oxley Act of 2002.

                                   EXHIBIT A

(21) SUBSIDIARIES OF THE REGISTRANT

                                                      PERCENT OF            JURISDICTION
NAME                                                   OWNERSHIP          OF ORGANIZATION
----                                                  ----------          ---------------
AmeriServ Financial Bank............................      100%      Commonwealth of Pennsylvania
  Main and Franklin Streets
  P.O. Box 520
  Johnstown, PA 15907
AmeriServ Life Insurance Company....................      100%      State of Arizona
  101 N. First Avenue #2460
  Phoenix, AZ 85003
AmeriServ Trust and Financial Services Company......      100%      Commonwealth of Pennsylvania
  Main and Franklin Streets
  P.O. Box 520
  Johnstown, PA 15907
AmeriServ Associates, Inc. .........................      100%      Commonwealth of Pennsylvania
  120 Regent Court, Suite 102
  State College, PA 16801

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AmeriServ Financial, Inc.
                                         (Registrant)

                                         By: /s/     CRAIG G. FORD
                                           -------------------------------------
                                                       Craig G. Ford
                                                Interim Chairman, President
                                                and Chief Executive Officer

Date: February 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2003:

               /s/ CRAIG G. FORD                  Interim Chairman, President and Chief Executive Officer
------------------------------------------------
                 Craig G. Ford

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

           /s/ J. MICHAEL ADAMS, JR.              Director
------------------------------------------------
             J. Michael Adams, Jr.

           /s/ EDWARD J. CERNIC, SR.              Director
------------------------------------------------
             Edward J. Cernic, Sr.

              /s/ DANIEL R. DEVOS                 Director
------------------------------------------------
                Daniel R. DeVos

               /s/ JAMES C. DEWAR                 Director
------------------------------------------------
                 James C. Dewar

             /s/ BRUCE E. DUKE, III               Director
------------------------------------------------
            Bruce E. Duke, III, M.D.

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

           /s/ HOWARD M. PICKING, III             Director
------------------------------------------------
             Howard M. Picking, III

              /s/ SARA A. SARGENT                 Director
------------------------------------------------
                Sara A. Sargent

              /s/ THOMAS C. SLATER                Director
------------------------------------------------
                Thomas C. Slater

               /s/ ROBERT L. WISE                 Director
------------------------------------------------
                 Robert L. Wise

I, Craig G. Ford, certify that:

1. I have reviewed this annual report on Form 10-K of AmeriServ Financial Inc. ("ASF");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of ASF as of, and for, the periods presented in this annual report;

4. ASF's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for ASF and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to ASF, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of ASF's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report( the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. ASF's other certifying officer and I have disclosed, based on our most recent evaluation, to ASF's auditors and the audit committee of ASF's Board of
   Directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect ASF's ability to record, process, summarize and report financial data and have identified for ASF's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in ASF's internal controls; and

6. ASF's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Craig G. Ford

Craig G. Ford,
Interim Chairman, President & CEO

I, Jeffrey A. Stopko, certify that:

1. I have reviewed this annual report on Form 10-K of AmeriServ Financial Inc. ("ASF");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of ASF as of, and for, the periods presented in this annual report;

4. ASF's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for ASF and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to ASF, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of ASF's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report( the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. ASF's other certifying officer and I have disclosed, based on our most recent evaluation, to ASF's auditors and the audit committee of ASF's Board of
   Directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect ASF's ability to record, process, summarize and report financial data and have identified for ASF's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in ASF's internal controls; and

6. ASF's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Jeffery A. Stopko
Jeffrey A. Stopko
Sr. Vice President & CFO

                                  EXHIBIT 15.1

     We have attempted and have been unable to obtain from Arthur Andersen LLP ("Andersen") a consent for the reissuance of their report on our consolidated balance sheet as of December 31, 2001 and the related consolidated statements of income, comprehensive income and stockholders' equity for the twelve month periods ended December 31, 2001 and December 31, 2000 and the related consolidated statement of cash flows for the twelve month period ended December 31, 2001. As such, we have included a copy of Andersen's prior audit report in the filing and will prominently disclose the fact that the report is a copy and that it has not been reissued by Andersen.

                                  EXHIBIT 24.1

March 17, 2003

AmeriServ Financial, Inc.
216 Franklin St., P.O. Box 430
Johnstown, PA 15907

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the following registration statements of AmeriServ Financial, Inc:

Registration Statement No. 33-56604 on Form S-3
Registration Statement No. 33-53935 on Form S-8
Registration Statement No. 33-55845 on Form S-8
Registration Statement No. 33-55207 on Form S-8
Registration Statement No. 33-55211 on Form S-8

of our report dated January 31, 2003, relating to the consolidated financial statements of AmeriServ Financial, Inc. and subsidiaries as of and for the year ended December 31, 2002 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to (i) the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and (ii) the application of procedures relating to certain other disaggregations and disclosures of financial statement amounts related to the 2001 and 2000 consolidated financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disaggregations and disclosures) appearing in this Annual Report on Form 10-K of AmeriServ Financial, Inc. for the year ended December 31, 2002.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania

                                  EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of AmeriServ Financial, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Craig G. Ford, Interim Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1). The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                         /s/ Craig G. Ford
                                         Craig G. Ford
                                         Interim Chairman, President
                                         and Chief Executive Officer
                                         March 17, 2003

                                  EXHIBIT 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of AmeriServ Financial, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1). The Report fully complies with the requirements of section 13(a) or 15
         (d) of the Securities Exchange Act of 1934; and

     2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                         /s/ Jeffery A. Stopko
                                         Jeffrey A. Stopko
                                         Senior Vice President and
                                         Chief Financial Officer
                                         March 17, 2003

                            AMERISERV FINANCIAL BANK

                                OFFICE LOCATIONS

 * Main Office Downtown
   216 Franklin Street
   P.O. Box 520
   Johnstown, PA 15907-0520
   1-800-837-BANK(2265)

+* Westmont Office
   110 Plaza Drive
   Johnstown, PA 15905-1286

+* University Heights Office
   1404 Eisenhower Boulevard
   Johnstown, PA 15904-3280

 * East Hills Express Office
   1213 Scalp Avenue
   Johnstown, PA 15904-3182

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

 * Derry Office
   112 South Chestnut Street
   Derry, PA 15627-1938

+* South Atherton Office
   734 South Atherton Street
   State College, PA 16801-4628

 * Harrisburg Office
   231 State Street
   Harrisburg, PA 17101-1110

 * Pittsburgh Office
   60 Boulevard of the Allies
   Suite 100
   Pittsburgh, PA 15222-1241

   Greensburg Branch Office
   Oakley Park II, Route 30 East
   Greensburg, PA 15601-9560

 Opening 2003

 * Benner Pike Office
   763 Benner Pike
   State College, PA 16801-7313

* = 24-Hour ATM Banking Available
+ = Seven Day a Week Banking Available

                                   REMOTE ATM

                               BANKING LOCATIONS

Main Office, Main & Franklin
  Streets, Johnstown
Lee Hospital, Main Street,
  Johnstown
The Galleria, Johnstown
6-2-Go Shop, Nanty Glo
Gogas Service Station, Cairnbrook
Kwik Fill, Derry

                               AMERISERV MORTGAGE

                               COMPANY LOCATIONS

Greensburg Office
Oakley Park II, Route 30 East
Greensburg, PA 15601-9560

Altoona Office
87 Logan Boulevard
Altoona, PA 16602-3123

Mt. Nittany Mortgage Company
2300 South Atherton Street
State College, PA 16801-7613

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

Legg Mason Wood Walker, Inc.
969 Eisenhower Boulevard
Oak Ridge East
Johnstown, PA 15904
Telephone: (814) 266-7900

Boenning & Scattergood
F. J. Morrissey & Co., Inc.
4 Tower Bridge
Suite 300
200West Barr Harbor Drive
West Conshohocken, PA 19428-2979
Telephone: (610) 862-5360
Keefe Bruyette & Woods, Inc.
787 Seventh Avenue
Equitable Bldg -- 4th Floor
New York, NY 10019
Telephone: (800) 966-1559

Goldman Sachs & Co.
10 Exchange Place
Jersey City, NJ 07302
Telephone: (212) 344-8087
Parker/Hunter, Inc.
416 Main Street
Johnstown, PA 15901
Telephone: (814) 535-8403

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

     The corporate offices of AmeriServ Financial, Inc. are located at 216 Franklin Street, Johnstown, PA 15901. Mailing address:

P.O. Box 430
Johnstown, PA 15907-0430
(814) 533-5300

                                     AGENTS

     The transfer agent and registrar for AmeriServ Financial, Inc.'s common stock is:

Equiserve Trust Company
P O Box 43010
Providence, RI 02940-3023
Shareholder Inquiries: 1-800-730-4001
Internet Address: http://www.EquiServe.com

                                SHAREHOLDER DATA

     As of January 31, 2002, there were 4,877 shareholders of common stock and 13,920,656 shares outstanding. Of the total shares outstanding, approximately 936,861 or 7% are held by insiders (directors and executive officers) while approximately 2,854,392 or 21% are held by institutional investors (mutual funds, employee benefit plans, etc.).

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