Form 10-Q
period 2003-03-31
AMERISERV FINANCIAL INC /PA/
filed 2003-05-09
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                         March 31, 2003

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

                    X     Yes

       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                           Yes

X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class

      Outstanding at May 1, 2003

Common Stock, par value $2.50

       13,932,793

per share

#

AmeriServ Financial, Inc.

      AmeriServ Financial, Inc.

                                                                    CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,	March 31,
	2003	2002	2002
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$ 23,315	$ 26,812	$ 20,411
Interest bearing deposits	289	362	250
Investment securities:
Available for sale	521,483	490,701	532,349
Held to maturity (market value $25,332 on March 31, 2003, and $15,320 on December 31, 2002)	24,944	15,077	-
Loans held for sale	3,018	4,217	2,539
Loans	556,711	573,641	591,791
Less: Unearned income	4,394	4,881	6,706
Allowance for loan losses	11,415	10,035	6,286
Net loans	540,902	558,725	578,799
Premises and equipment, net	12,175	12,674	13,363
Accrued income receivable	6,014	6,069	6,969
Mortgage servicing rights	2,214	6,917	8,315
Goodwill	9,544	9,743	9,743
Core deposit intangibles	5,793	6,151	7,225
Bank owned life insurance	28,599	28,301	27,372
Other assets	12,070	9,801	6,429
TOTAL ASSETS	$ 1,190,360	$ 1,175,550	$ 1,213,764

LIABILITIES
Non-interest bearing deposits	$ 94,460	$ 99,226	$ 97,584
Interest bearing deposits	574,643	570,703	582,851
Total deposits	669,103	669,929	680,435
Federal funds purchased and securities sold under
agreements to repurchase	-	9,225	3,175
Other short-term borrowings	144,738	91,563	36,366
Advances from Federal Home Loan Bank	251,088	274,847	364,804
Guaranteed junior subordinated deferrable interest debentures	34,500	34,500	34,500
Total borrowed funds	430,326	410,135	438,845
Other liabilities	15,567	17,730	16,433
TOTAL LIABILITIES	1,114,996	1,097,794	1,135,713

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 18,020,243 shares issued and 13,929,324 outstanding on March 31, 2003; 17,989,221 shares issued and 13,898,302 outstanding on December 31, 2002; 17,902,514 shares issued and 13,811,595 outstanding on March 31, 2002	45,051	44,973	44,891
Treasury stock at cost, 4,090,919 shares for all periods presented	(65,824)	(65,824)	(65,824)
Capital surplus	66,769	66,755	66,838
Retained earnings	25,252	26,047	34,722
Unearned compensation	-	-	(608)
Accumulated other comprehensive income (loss)	4,116	5,805	(1,968)
TOTAL STOCKHOLDERS' EQUITY	75,364	77,756	78,051
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,190,360	$ 1,175,550	$ 1,213,764

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2003	2002
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 9,083	$ 10,562
Deposits with banks	14	83
Federal funds sold and securities purchased under agreements to repurchase	-	7
Investment securities:
Available for sale	5,430	6,608
Held to maturity	216	-
Total Interest Income	14,743	17,260

INTEREST EXPENSE
Deposits	3,140	4,288
Federal funds purchased and securities sold under agreements to repurchase	8	16
Other short-term borrowings	332	74
Advances from Federal Home Loan Bank	3,876	5,559
Guaranteed junior subordinated deferrable interest debentures	740	740
Total Interest Expense	8,096	10,677

NET INTEREST INCOME	6,647	6,583
Provision for loan losses	1,659	540

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,988	6,043

NON-INTEREST INCOME
Trust fees	1,253	1,279
Net realized gains on investment securities	1,278	637
Net realized gains on loans held for sale	173	124
Service charges on deposit accounts	767	674
Net mortgage servicing fees	71	92
Bank owned life insurance	298	554
Loss on sale of mortgage servicing	(758)	-
Other income	913	1,288
Total Non-Interest Income	3,995	4,648

NON-INTEREST EXPENSE
Salaries and employee benefits	4,789	5,145
Net occupancy expense	752	739
Equipment expense	817	783
Professional fees	903	750
Supplies, postage and freight	376	378
Miscellaneous taxes and insurance	420	415
FDIC deposit insurance expense	28	29
Amortization of core deposit intangibles	358	358
Impairment charge(credit) for mortgage servicing rights	366	(123)
Goodwill impairment loss	199	-
Wholesale mortgage production exit costs	-	(26)
Other expense	1,112	1,487
Total Non-Interest Expense	$10,120	$ 9,935

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENTS OF OPERATIONS

CONTINUED FROM PREVIOUS PAGE

(In thousands)

 Unaudited

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2003	2002

INCOME(LOSS) BEFORE INCOME TAXES	$ (1,137)	$ 756
Provision (benefit) for income taxes	(342)	130

NET INCOME(LOSS)	$ (795)	$ 626

PER COMMON SHARE DATA:
Basic:
Net income(loss)	$ (0.06)	$ 0.05
Average shares outstanding	13,923	13,689
Diluted:
Net income(loss)	$ (0.06)	$ 0.05
Average shares outstanding	13,923	13,712
Cash dividends declared	$ -	$ 0.09

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                          (In thousands)

Unaudited

	March 31, 2003	March 31, 2002

PREFERRED STOCK

Balance at beginning of period	$ -	$ -
Balance at end of period	-	-

COMMON STOCK

Balance at beginning of period	44,973	44,333
Stock options exercised / new shares issued	78	558
Balance at end of period	45,051	44,891

TREASURY STOCK

Balance at beginning of period	(65,824)	(65,824)
Treasury stock, at cost	-	-
Balance at end of period	(65,824)	(65,824)

CAPITAL SURPLUS

Balance at beginning of period	66,755	66,423
Stock options exercised / new shares issued	14	415
Balance at end of period	66,769	66,838

RETAINED EARNINGS

Balance at beginning of period	26,047	35,329
Net income (loss)	(795)	626
Cash dividends declared	-	(1,233)
Balance at end of period	25,252	34,722

UNEARNED COMPENSATION

Balance at beginning of period	-	-
Supplemental executive retirement plan	-	(608)
Balance at end of period	-	(608)

ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

Balance at beginning of period	5,805	(771)
Other comprehensive loss, net of tax	(1,689)	(1,197)
Balance at end of period	4,116	(1,968)

TOTAL STOCKHOLDERS' EQUITY	$ 75,364	$ 78,051

See accompanying notes to consolidated financial statements.

      AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002
OPERATING ACTIVITIES
Net income (loss)	$ (795)	$ 626
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	1,659	540
Depreciation expense	556	500
Amortization expense of core deposit intangibles	358	358
Goodwill impairment loss	199	-
Amortization expense of mortgage servicing rights	311	430
Impairment charge (credit) for mortgage servicing rights	366	(123)
Net amortization of investment securities	620	725
Net realized gains on investment securities	(1,278)	(637)
Net realized gains on loans and loans held for sale	(173)	(124)
Net realized losses on mortgage servicing rights	758	-
Origination of mortgage loans held for sale	(19,833)	(8,507)
Sales of mortgage loans held for sale	21,032	12,148
Decrease (increase) in accrued income receivable	55	(302)
Decrease in accrued expense payable	(612)	(1,081)
Net cash provided by operating activities	3,223	4,553

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(204,847)	(186,742)
Purchases of investment securities and other short-term investments -
held to maturity	(10,103)	-
Proceeds from maturities of investment securities and
other short-term investments – available for sale	34,856	42,625
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	231	-
Proceeds from sales of investment securities and
other short-term investments – available for sale	137,273	107,774
Long-term loans originated	(25,817)	(46,348)
Loans held for sale	(3,018)	(2,539)
Principal collected on long-term loans	55,516	76,876
Loans purchased or participated	(10,910)	(20,985)
Loans sold or participated	-	103
Net decrease in other short-term loans	566	1,149
Purchases of premises and equipment	(57)	(397)
Net sale (purchase) of mortgage servicing rights	3,268	(794)
Net increase in other assets	(1,657)	(292)
Net cash used by investing activities	(24,699)	(29,570)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	72,856	77,918
Payments for maturing certificates of deposit	(76,480)	(77,418)
Net increase in demand and savings deposits	2,798	3,589
Net increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	43,950	26,687
Net principal repayments of advances from Federal Home Loan Bank	(23,759)	(12,507)
Common stock cash dividends paid	-	(1,233)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(729)	(729)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	92	365
Net decrease in other liabilities	(822)	(115)
Net cash provided by financing activities	17,906	16,557

NET DECREASE IN CASH EQUIVALENTS	(3,570)	(8,460)
CASH EQUIVALENTS AT JANUARY 1	27,174	29,121
CASH EQUIVALENTS AT MARCH 31	$ 23,604	$ 20,661

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

3.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes.  Options to purchase 294,476 and 474,482 shares of common stock were outstanding during the first three months of 2003 and 2002, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.   Employee compensation expense under stock options is reported using the intrinsic value method.  No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.  The Company had no such grants in the first quarters of 2003 or 2002.  As such, under SFAS #123 fair value accounting for such options there would be no compensation expense recorded.

4.   Comprehensive Income

For the Company, comprehensive income primarily includes net income and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cashflow hedges.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

Three Months Ended
	March 31,	March 31,
	2003	2002
Net income (loss)	$ (795)	$ 626

Other comprehensive income (loss), before tax:

Gains on cashflow hedges arising during period	-	955
Minimum pension liability adjustment	-	(173)
Unrealized holding losses arising during period on investment securities available for sale	(1,321)	(1,959)
Less: reclassification adjustment for gains
included in net income (loss)	1,278	637
Other comprehensive loss, before tax:	(2,599)	(1,814)
Income tax benefit related to items
of other comprehensive income	(910)	(617)
Other comprehensive loss, net of tax:	(1,689)	(1,197)

Comprehensive loss	$ (2,484)	$ (571)

5.   Consolidated Statement of Cash Flows

On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  For the Parent Company, cash equivalents also include short-term investments that have an overnight maturity.  The Company made $7,000 in income tax payments in the first three months of 2003 as compared to $573,000 for the first three months of 2002.  Total interest expense paid amounted to $8,708,000 in 2003's first three months compared to $11,758,000 in the same 2002 period.

6.   Investment Securities

Securities are classified at the time of purchase as investment securities held to maturity if it is management’s intent and the Company has the ability to hold the securities until maturity.  These held to maturity securities are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method.  Securities classified as available for sale include securities  which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements).  These available for sale securities are reported at fair value with unrealized aggregate appreciation/(depreciation) excluded from income (loss) and credited/(charged) to accumulated other comprehensive income (loss) within stockholders' equity on a net of tax basis. The mark-to-market of the available for sale portfolio does inject more volatility in the book value of equity, but has no impact on regulatory capital.  Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale:

March 31, 2003		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 12,957	$ 363	$ -	$ 13,320
U.S. Agency	5,600	134	-	5,734
U.S. Agency mortgage-backed
securities	462,948	6,245	(418)	468,775
Other securities(1)	33,647	12	(5)	33,654
Total	$ 515,152	$ 6,754	$ (423)	$ 521,483

(1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity:

March 31, 2003		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value

U.S. Agency mortgage-backed
securities	$ 24,944	$ 388	$ -	$ 25,332
Total	$ 24,944	$ 388	$ -	$ 25,332

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At March 31, 2003, 97.4% of the portfolio was rated "AAA" compared to 94.9% at March 31, 2002. Approximately 1.0% of the portfolio was rated below "A" or unrated on March 31, 2003.

7.

Loans Held for Sale

At March 31, 2003, $3,018,000 of newly originated fixed-rate residential mortgage loans were classified as held for sale, because it is management's intent to sell these residential mortgage loans.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net realized gains on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statements of Operations.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Company has intent to sell to an outside investor.  Due to the short-term nature of these loan commitments (60 days or less) and the minimal historical dollar amount of commitments outstanding, the corresponding impact on the Company’s financial condition and results of operation has not been material.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2003	December 31, 2002	March 31, 2002
Commercial	$ 86,979	$ 89,127	$ 115,560
Commercial loans secured
by real estate	218,908	222,854	208,695
Real estate – mortgage	219,686	229,154	233,087
Consumer	31,138	32,506	34,449
Loans	556,711	573,641	591,791
Less: Unearned income	4,394	4,881	6,706
Loans, net of unearned income	$ 552,317	$ 568,760	$ 585,085

Real estate-construction loans comprised 5.7% of total loans net of unearned income at March 31, 2003.  The Company has no direct credit exposure to foreign countries.

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

* the application of formula driven reserve allocations to installment and mortgage loans which are based upon historical charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical charge-off experience for consumer loans.

*

the application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, regulatory examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.

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

After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to evaluate the adequacy of the reserve.  The Company believes that this quarterly process is in compliance with Generally Accepted Accounting Principles and regulatory requirements.

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

The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $250,000 within a 12-month period.  The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment.  These separate pools are for residential mortgage loans and consumer loans.  Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

Three Months Ended	Year Ended
	March 31,	March 31,	December 31,
	2003	2002	2002
Balance at beginning of period	$10,035	$ 5,830	$ 5,830
Charge-offs:
Commercial	2	386	5,119
Real estate-mortgage	181	99	516
Consumer	147	58	348
Total charge-offs	330	543	5,983
Recoveries:
Commercial	15	415	584
Real estate-mortgage	12	19	160
Consumer	24	25	179
Total recoveries	51	459	923

Net charge-offs	279	84	5,060
Provision for loan losses	1,659	540	9,265
Balance at end of period	$ 11,415	$ 6,286	$ 10,035

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.20%	0.06%	0.85%
Annualized provision for loan losses	1.19	0.37	1.56
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	2.06	1.07	1.75
Total classified loans	$35,217	$21,800	$20,666

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 25 and 28, respectively.)

10.

Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon:  1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $9,857,000 and $11,540,000 being specifically identified as impaired and a corresponding reserve allocation of $1,506,000 and $1,404,000 at March 31, 2003, and March 31, 2002, respectively.  The average outstanding balance for loans being specifically identified as impaired was $9,976,000 for the three months of 2003 compared to $11,717,000 for the three months of 2002.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired loans during the three months of 2003 was $116,000, compared to $106,000 for the three months of 2002.

The following table sets forth the allocation of the allowance for loan losses among various categories.  This allocation is determined using the quarterly process which was discussed above. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

		March 31, 2003		December 31, 2002		March 31, 2002
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category		Category		Category
	Amount	to Loans	Amount	to Loans	Amount	to Loans
Commercial	$ 2,340	15.7%	$ 1,932	15.6%	$ 2,739	19.7%
Commercial
loans secured
by real estate	7,078	39.4	5,968	38.9	2,293	35.5
Real estate -
mortgage	359	40.1	469	40.7	368	40.1
Consumer	834	4.8	826	4.8	606	4.7
Allocation to
general risk	804	-	840	-	280	-
Total	$11,415	100.0%	$10,035	100.0%	$ 6,286	100.0%

Even though residential real estate-mortgage loans comprise approximately 40% of the Company's total loan portfolio, only $359,000 or 3.1% of the total allowance for loan losses is allocated against this loan category.  The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.  The Company has strengthened its allocations to the commercial and commercial real-estate components of the loan portfolio during 2003 and 2002.  Factors considered by the Company that led to increased qualitative allocations to the commercial segments of the portfolio included:  the slowing of the national and regional economies and its corresponding impact on the Company’s loan delinquency trends, the increase in concentration risk among our 25 largest borrowers compared to total loans and the overall growth in the average size associated with these credits and a continued number of financial information and documentation exceptions that is sometimes symptomatic of borrower distress.

At March 31, 2003, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.  The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur.  (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note #9.)

11.

Non-performing Assets

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and (iii) other real estate owned (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets). Loans are placed on non-accrual status immediately upon becoming 90 days past due in either principal or interest.  In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days.  In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income.  The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received.

The following table presents information concerning non-performing assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2003	2002	2002

Non-accrual loans	$ 11,413	$ 6,791	$ 8,211
Loans past due 90
days or more	204	50	170
Other real estate owned	70	123	724
Total non-performing assets	$ 11,687	$ 6,964	$ 9,105
Total non-performing
assets as a percent
of loans and loans
held for sale, net
of unearned income,
and other real estate owned	2.10%	1.22%	1.55%

(For additional information refer to the "Loan Quality" section in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 28.)

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

Three Months Ended
March 31,
	2003	2002
Interest income due in accordance
with original terms	$184	$144
Less: interest income recorded	(66)	1
Net reduction in interest income	$118	$143

12.  Derivative Hedging Instruments

The Company may use various interest rate contracts, such as interest rate swaps, caps and floors, to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.  At March 31, 2003, the Company had no interest rate swaps outstanding.   At March 31, 2002, the Company had an interest rate swap agreement that effectively converted a notional amount of  $80 million from floating-rates to fixed-rates. The fair value of these contracts is recorded in the Company's balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax.

    Borrowed Funds Hedges

The Company had entered into interest rate swaps to hedge short-term borrowings used to leverage the balance sheet during the period ended March 31, 2002.  Specifically, FHLB advances which reprice between 30 days and 90 days were used to fund fixed-rate agency mortgage-backed securities with durations ranging from two to five years.   Under these swap agreements, the Company paid a fixed-rate of interest and received a floating-rate which reset either monthly or quarterly.  These interest rate swaps qualified as cashflow hedges for the Company. At March 31, 2003, the Company had no interest rate swaps outstanding.  The following table summarizes the interest rate transaction, which impacted the Company’s first quarter of 2002 performance:

			Fixed	Floating		Increase
Notional	Start	Termination	Rate	Rate	Repricing	in Interest
Amount	Date	Date	Paid	Received	Frequency	Expense
$ 80,000,000	4-13-00	4-15-02	6.92%	1.91%	Expired	$ 1,001,000

The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy.  This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, and interest rate caps/floors. The Company had no interest rate caps or floors outstanding for the periods presented.

13.   Intangible Assets

The Company’s balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill).  On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” under which goodwill and other intangible assets with indefinite lives are not amortized.  Such intangibles were evaluated for impairment as of January 1, 2002 (any such impairment at the date of adoption would have been reflected as a change in accounting principle).  In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense.   The Company’s only intangible, other than goodwill, is its core deposit intangible, which the Company currently believes has a finite life.  The Company completed its initial goodwill impairment test in the second quarter of 2002.  Due to specific triggering events, the Company also completed a goodwill impairment test as of September 30, 2002.  These evaluations indicated that there was no impairment of the Company’s goodwill.

At March 31, 2003, under SFAS #142 the Company had a triggering event specific to the mortgage banking segment level.  This event was the sale of approximately 69% of its total servicing portfolio.  As a result, the Company reevaluated the $199,000 of goodwill that was allocated to the mortgage banking segment and determined that it was impaired based upon its analysis of the projected future cashflows in this business segment.  The resulting impairment charge has been reflected as an operating expense for the three months ended March 31, 2003.  The Company’s remaining goodwill of $9.5 million is allocated to the retail banking segment and will be evaluated for impairment at its annual impairment evaluation date as of the third quarter of 2003.

As of March 31, 2003, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $11.8 million.   The weighted average amortization period of the Company’s core deposit intangibles at March 31, 2003, is 5.25 years. Amortization expense for the three months ended March 31, 2003 totaled $358,000. Estimated amortization expense for the remainder of 2003 and the next five years is summarized as follows (in thousands):

Remaining 2003	$ 1,074
2004	1,007
2005	865
2006	865
2007	865
2008	865

14.  Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings consist of the following at March 31, 2003, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 144,738	1.48%

Advances and	2003	25,000	4.02
wholesale repurchase	2004	-	-
agreements	2005	15,000	6.74
	2006	-	-
	2007	-	-
	2008 and after	211,088	5.98

Total advances and		251,088	5.83
wholesale repurchase
agreements

Total FHLB borrowings		$ 395,826	4.24%

All of the above borrowings bear a fixed rate of interest until the next repricing period, with the only exceptions being the Open Repo Plus advances whose rate can change daily.  All FHLB stock along with an interest in certain mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been delivered as collateral to the FHLB of Pittsburgh to support these borrowings.

#

15.  Regulatory Matters

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

The Company is subject to various capital requirements administered by the federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of December 31, 2002, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 98,135	15.44%	$ 50,849	8.00%	$ 63,562	10.00%
Bank	91,722	14.57	50,347	8.00	62,933	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	79,363	12.49	25,425	4.00	38,137	6.00
Bank	83,855	13.32	25,173	4.00	37,760	6.00
Tier 1 Capital (to Average Assets)
Consolidated	79,363	6.94	45,754	4.00	57,193	5.00
Bank	83,855	7.39	45,359	4.00	56,699	5.00

16.  Segment Results

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures.  The Company's major business units include retail banking, commercial lending to businesses, mortgage banking, trust, other fee based businesses and investment/parent.  The reported results reflect the underlying economics of the business segments.  Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services.  Capital has been allocated among the businesses on a risk-adjusted basis with a primary focus on credit risk.  The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment.  The key performance measures the Company focuses on for each business segment are net income and risk-adjusted return on equity.

Retail banking includes the deposit-gathering branch franchise, lending to both individuals and small businesses, and financial services.  Retail banking lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans.   Financial services include the sale of mutual funds, annuities, and insurance products.  Commercial lending to businesses includes commercial loans, commercial real-estate loans, and commercial leasing (excluding certain small business lending through the branch network). Mortgage banking includes the servicing of mortgage loans.

The trust segment has two primary business divisions, institutional trust and personal trust. Institutional trust products and services include 401(k) plans, defined benefit and defined contribution employee benefit plans, individual retirement accounts, and collective investment funds for trade union pension funds.  Personal trust products and services include personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts.  Other fee based businesses include AmeriServ Associates and AmeriServ Life.  The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management.  Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results for the three months periods of 2003 and 2002 were as follows (in thousands, except ratios):

Three months ended March 31, 2003	Net income (loss)	Risk adjusted return on equity	Total assets
Retail banking	$ 808	13.0%	$ 380,633
Commercial lending	(625)	(17.4)	252,281
Mortgage banking	(1,193)	(116.9)	6,855
Trust	213	26.8	1,838
Other fee based	19	4.1	2,326
Investment/Parent	(17)	(0.2)	546,427
Total	$ (795)	(4.2)%	$1,190,360

Three months ended March 31, 2002	Net income (loss)	Risk adjusted return on equity	Total assets
Retail banking	$ 1,343	18.9%	$ 381,029
Commercial lending	300	7.0	277,815
Mortgage banking	(105)	(9.9)	17,337
Trust	327	36.3	2,173
Other fee based	47	9.9	3,061
Investment/Parent	(1,286)	(21.4)	532,349
Total	$ 626	3.2%	$1,213,764

17.  Commitments and Contingent Liabilities

The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of our consumers.  These risks derive from commitments to extend credit and standby letters of credit.  The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Company had various outstanding commitments to extend credit approximating $80.4 million and standby letters of credit of $4.2 million as of March 31, 2003.  Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position or results of operation.

#

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS

("M.D.& A.")

THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002
Net income (loss)	$ (795)	$ 626
Diluted earnings (loss) per share	(0.06)	0.05
Return on average equity	(4.17)%	3.16%

The Company reported a net loss of $795,000 or $0.06 per share in the first quarter of 2003 compared to net income of $626,000 or $0.05 per share in the first quarter of 2002.  The first quarter 2003 loss was due primarily to an increased provision for loan losses and a loss realized on the sale of a significant portion of its mortgage servicing asset.  The Company did achieve progress in its turnaround as the size of the net loss declined sharply when compared to the two most recent quarters.  Specifically, the Company reported a net loss of $4.2 million in the third quarter of 2002 and a net loss of $2 million in the fourth quarter of 2002.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the first quarter of 2003 to the first quarter of 2002 (in thousands, except percentages):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	$ Change	% Change
Interest income	$ 14,743	$ 17,260	(2,517)	(14.6)
Interest expense	8,096	10,677	(2,581)	(24.2)
Net interest income	6,647	6,583	64	1.0
Tax-equivalent adjustment	13	15	(2)	(13.3)
Net tax-equivalent interest income	$ 6,660	$ 6,598	62	0.9

Net interest margin	2.48%	2.35%	0.13	N/M

N/M - not meaningful

The Company’s net interest income in the first quarter of 2003 increased by $64,000 or 1.0% from the prior year first quarter due to a 13 basis point improvement in the net interest margin to 2.48%.  This increase in the net interest margin was partially offset by a reduced level of earning assets due to loan portfolio shrinkage experienced in the first quarter of 2003.  The overall net loan paydowns reflect continuing prepayment pressures caused by the historically low interest rate environment.  When analyzing more recent trends, both net interest income and net interest margin displayed stability.  Specifically, between the fourth quarter of 2002 and the first quarter of 2003, the Company’s net interest income declined by only $37,000 and the net interest margin improved by one basis point.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the first quarter of 2003 decreased by $2.5 million or 14.6% when compared to the same 2002 quarter. This decrease was due to a $40 million decline in earning assets and a 71 basis point drop in the earning asset yield.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 77 basis points to 4.54% while the yield on the total loan portfolio decreased by 69 basis points to 6.46%. Both of these declines reflect the lower interest rate environment in place in 2003 as the Federal Reserve reduced the federal funds rate by an unprecedented 525 basis points during 2001 and 2002 in an effort to stimulate economic growth.  These significant rate reductions have caused accelerated asset prepayments as borrowers have elected to refinance their higher fixed rate loans into lower cost borrowings.

The $40 million decline in the volume of earning assets was due to the $27 million reduction in average loans outstanding and an $11 million drop in time deposits with banks. The loan decline in the first quarter of 2003 reflects continuing prepayment pressures caused by the historically low interest rate environment as both commercial loans and residential mortgage loans experienced net paydowns.  The decline in commercial loans was also caused by reduced new loan production as the Company was inwardly focused on reorganizing its commercial lending division in the first quarter of 2003.  This reorganization included the hiring of a new chief lending officer in February of 2003.  The Company most likely will experience continued net loan portfolio shrinkage in the second quarter of 2003 but hopes to reverse this trend during the second half of the year.

The Company's total interest expense for the first quarter of 2003 decreased by $2.6 million or 24.2% when compared to the same 2002 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average borrowed funds were $28 million or 7.3% lower in the first quarter of 2003 as fewer borrowings were needed to fund a smaller earning asset base.

The total cost of funds declined by 91 basis points to 3.39% and was driven down by a reduced cost of both deposits and borrowings.  Specifically, the cost of interest bearing deposits decreased by 76 basis points to 2.23% and the cost of borrowings declined by 114 basis points to 4.73%.  The April 15, 2002 maturity of an $80 million interest rate swap that had fixed the cost of certain FHLB borrowings at 6.92% was a key factor responsible for the reduced cost of borrowings.  Those hedged borrowings repriced to current market with a cost of approximately 1.5% in the first quarter of 2003.  The lower deposit cost was caused by lower rates paid particularly for savings accounts and certificates of deposit.

The Company’s ratio of FHLB advances and short-term borrowings to total assets averaged 31.2% in the first quarter of 2003 compared to 32.5% in the first quarter of 2002. The total revenue contribution from leverage assets (including investment security gains and losses) amounted to $1.1 million in the first quarter of 2003 compared to $65,000 for the first quarter of 2002.  The Company presently anticipates that the size of the leverage program in 2003 will be comparable with the full year 2002 average of $379 million or approximately 32% of total assets.  Longer-term the Company would like to reduce the size of its leverage program to 25% of total assets.

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

#

Three Months Ended March 31 (In thousands, except percentages)

		2003			2002
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 557,123	$ 9,096	6.46%	$ 584,426	$ 10,576	7.15%
Deposits with banks	7,240	14	0.77	18,478	83	1.79
Federal funds sold	-	-	-	1,703	7	1.53
Investment securities - AFS	481,548	5,430	4.51	497,841	6,609	5.31
Investment securities - HTM	16,288	216	5.29	-	-	-
Total investment securities	497,836	5,646	4.54	497,841	6,609	5.31
Total interest earning assets/interest income	1,062,199	14,756	5.57	1,102,448	17,275	6.28
Non-interest earning assets:
Cash and due from banks	23,557			22,014
Premises and equipment	12,477			13,467
Other assets	71,235			68,534
Allowance for loan losses	(10,272)			(6,101)
TOTAL ASSETS	$1,159,196			$1,200,362

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 50,550	$ 63	0.50%	$ 48,557	$ 60	0.50%
Savings	102,116	236	0.94	94,916	350	1.50
Money markets	128,232	350	1.11	134,884	359	1.08
Other time	289,213	2,491	3.49	303,206	3,519	4.71
Total interest bearing deposits	570,111	3,140	2.23	581,563	4,288	2.99
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	93,652	340	1.41	21,244	90	1.72
Advances from Federal Home Loan Bank	268,156	3,876	5.86	368,966	5,559	6.11
Guaranteed junior subordinated deferrable interest debentures	34,500	740	8.58	34,500	740	8.58
Total interest bearing liabilities/interest expense	966,419	8,096	3.39	1,006,273	10,677	4.30
Non-interest bearing liabilities:
Demand deposits	107,847			102,632
Other liabilities	7,692			11,062
Stockholders' equity	77,238			80,395
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,159,196			$1,200,362
Interest rate spread			2.17			1.98
Net interest income/ net interest margin		6,660	2.48%		6,598	2.35%
Tax-equivalent adjustment		(13)			(15)
Net Interest Income		$ 6,647			$ 6,583

…..PROVISION FOR LOAN LOSSES..... The Company’s provision for loan losses totaled $1.7 million or 1.19% of total loans in the first quarter of 2003.  This represented an increase of $1.1 million from the first quarter 2002 provision of $540,000 or 0.37% of total loans.  The first quarter 2003 provision exceeded net charge-offs for the quarter that totaled $279,000 or 0.20% of total loans.  As a result of the provision exceeding net charge-offs, the balance in the allowance for loan losses increased by $1.4 million during the first quarter of 2003.

The actions taken to further build the allowance for loan losses in the first quarter of 2003 reflect deterioration in credit quality that was evidenced by a higher level of classified loans and non-performing assets.  Classified loans totaled $35 million at March 31, 2003; an increase of $15 million or 70.4% from December 31, 2002.  This increased level of substandard credits was caused by rating downgrades on several loans in the hotel sector due to the continued weak economic environment.  Non-performing assets also increased from $7.0 million at December 31, 2002 to $11.7 million at March 31, 2003 due primarily to the transfer of a $4.8 million commercial mortgage loan into non-accrual status.  As discussed in the Company’s 2002 Annual Report and Form 10-K, this loan is to a borrower in the personal care industry and is supported by an 80% guarantee by the U.S. Department of Agriculture and is secured by a first mortgage on the personal care facility.  As a result of the higher level of non-performing assets, the Company’s loan loss reserve coverage of non-performing assets amounted to 98% at March 31, 2003 compared to 144% at December 31, 2002 and 69% at March 31, 2002.  The allowance for loan losses as a percentage of total loans, however, increased to 2.06% at March 31, 2003 compared to 1.75% at December 31, 2002 and 1.07% at March 31, 2002.

    The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note #9 of the Consolidated Financial Statements and the Allowance for Loan Losses section of this MD&A.)

.....NON-INTEREST INCOME..... Non-interest income for the first quarter of 2003 totaled $4.0 million; a $653,000 or 14.0% decrease from the first quarter 2002 performance.  Factors contributing to the lower non-interest income in 2003 included:

* a $758,000 loss realized on the sale of approximately 69% of the Company’s mortgage servicing portfolio.  Largely as a result of this sale, the value of the Company’s mortgage servicing rights declined from $6.9 million at December 31, 2002 to $2.2 million at March 31, 2003.  This downsizing of the mortgage servicing asset reduces the level of interest rate risk and earnings volatility at the Company and contributes to a more conservatively positioned balance sheet.

* a $641,000 increase in gains realized on the sale of investment securities as the Company took advantage of the volatility in the market to shorten the investment portfolio duration and also capture profits on certain securities that had risks of accelerated prepayment in today’s low interest rate environment.  These increased gains also helped offset the mortgage servicing impairment charge.

* a $256,000 drop in revenue from bank owned life insurance due to the receipt of a death benefit for an employee insured under the program in the prior year first quarter.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first quarter of 2003 totaled $10.1 million; a $185,000 or 1.9% increase from the first quarter 2002 performance. Factors contributing to the higher non-interest expense in 2003 included:

* the Company recognized a $366,000 impairment charge on its mortgage servicing rights in the first quarter of 2003 compared to a $123,000 credit recognized in the first quarter of 2002.  This represents a net unfavorable change of $489,000.  This non-cash impairment charge reflects a decline in the value of the remaining mortgage servicing rights due to increased prepayment speeds resulting from unprecedented mortgage refinancing activity.  Specifically, the Mortgage Bankers Association Refinance Index reached in excess of 8000 in March 2003; the highest level ever recorded.

* the Company recognized a $199,000 goodwill impairment loss in the first quarter of 2003 due to the write-off of the goodwill associated with the mortgage banking segment.  This impairment loss was based upon the Company’s analysis of the projected future cashflows in this business segment along with the previously discussed downsizing of the mortgage servicing asset.

* salaries and employee benefits dropped by $356,000 or 6.9% as on average there were 40 fewer full time equivalent employees when compared to the first quarter of 2002. The lower salaries expense was partially offset by higher medical insurance costs as a result of premium increases.

* other expenses declined by $375,000 due to cost cutting in numerous expense categories some of the larger of which included advertising expense and merchant card expense.

Non-interest expenses, exclusive of the mortgage servicing rights and goodwill impairment charges, however, declined by $503,000 from the first quarter of 2002 and by a more significant $816,000 from the fourth quarter of 2002.  This resulted from the Company’s focus on reducing expenses as part of its earnings improvement program.

Additionally, in the third quarter of 2002, the Company recognized a $920,000 restructuring charge associated with the implementation of the earnings improvement program.  At December 31, 2002, the Company had a remaining liability of $555,000 related to the restructuring charge that was recorded within other liabilities on the consolidated balance sheet.  In the first quarter of 2003, the Company paid $175,000 for items associated with the restructuring charge.  The remaining liability at March 31, 2003 totals $380,000.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $342,000 or an effective tax rate of (30.1%) in the first quarter of 2003.  The Company recognized a provision for income taxes of $130,000 or an effective tax rate of 17.2% in the first quarter of 2002.  The Company’s recorded tax benefit in 2003 is less than the statutory rate due in part to the non-deductibility of the goodwill impairment charge for tax purposes.

…..SEGMENT RESULTS.…. Note #16 of the Consolidated Financial Statements presents the results of the Company’s key business segments and identifies their net income contribution and risk-adjusted return on equity (ROE) performance for the quarters ended March 31, 2003 and 2002.  Retail banking was again the largest net income contributor earning $808,000 or a 13.0% ROE in the first quarter of 2003.  The retail banking net income contribution is down $535,000 from the prior year first quarter due to a higher allocated provision for loan losses and reduced net interest income.  The retail banking segment has benefited from increased non-interest income resulting from higher deposit service charges.

  The trust segment’s net income contribution in the first quarter 2003 amounted to $213,000 or 26.8% ROE.  The trust segment is focused on continuing to increase the fee revenue generated from union business activities, particularly the ERECT and BUILD Funds, which are collective investment funds for trade union controlled pension fund assets.  The value of assets in these funds has increased by 6% during the first quarter of 2003 and now totals $218 million.

The Company has experienced the greatest earnings pressure in the mortgage banking segment which lost $1.2 million in the first quarter of 2003 compared to a loss of $105,000 in the same 2002 period.  This negative performance reflects the previously discussed $758,000 loss realized on the sale of a significant portion of the Company’s mortgage servicing rights, a $366,000 mortgage servicing impairment charge and a $199,000 goodwill impairment loss.  This downsizing of the mortgage servicing asset, however, reduces the level of interest rate risk and earnings volatility at the Company and contributes to a more conservatively positioned balance sheet.

The commercial lending segment also lost $625,000 in the first quarter of 2003 compared to a positive net income contribution of $300,000 in the first quarter of 2002.  The loss in 2003 resulted primarily from an increased provision for loan losses and reduced net interest income due to fewer loans outstanding.  The net loss in the investment/parent segment was significantly reduced by $1.2 million in 2003 due to increased revenue earned on leverage assets in 2003 as a result of higher investment security gains and the maturity of an interest rate swap that had increased interest expense in the first quarter of 2002.

.....BALANCE SHEET..... The Company's total consolidated assets were $1.190 billion at March 31, 2003, compared with $1.176 billion at December 31, 2002, which represents an increase of $15 million or 1.3%. This higher level of assets resulted from a $41 million increase in the investment securities portfolio as a result of several security purchases that settled late in the quarter.  This growth in investment securities more than offset an $18 million decline in total loans and loans held for sale resulting from the continuing prepayment pressures caused by the historically low interest rate environment.  Mortgage servicing rights dropped by $4.7 million or 68% due primarily to the completed sale of the servicing rights on approximately $450 million in mortgage loan principal values.

The Company’s deposits totaled $669 million at March 31, 2003, which was comparable with the December 31, 2002 level.  Consequently, total borrowed funds increased by $20 million in order to fund the investment securities portfolio growth.  Total stockholders equity decreased by $2.4 million due to a decline in retained earnings as a result of the $795,000 loss experienced in the first quarter of 2003 and a drop in accumulated other comprehensive income due to a lower value of the available for sale investment securities portfolio.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at March 31, 2003 of 6.94%, compared to a regulatory minimum of 5.0%.  The Company’s book value per share at quarter end was $5.41.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2003	2002	2002
Total loan delinquency (past due
30 to 89 days)	$13,988	$17,878	$11,027
Total non-accrual loans	11,413	6,791	8,211
Total non-performing assets*	11,687	6,964	9,105
Loan delinquency, as a percentage
of total loans and loans held
for sale, net of unearned income	2.52%	3.12%	1.88%
Non-accrual loans, as a percentage
of total loans and loans held
for sale, net of unearned income	2.06	1.19	1.40
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	2.10	1.22	1.55

     *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

The $3.9 million decline in total loan delinquency between December 31, 2002 and March 31, 2003 was due to the transfer of a $4.8 million commercial mortgage loan into non-accrual status.  The increased loan delinquency when compared to March 31, 2002 reflects the weaker economic conditions experienced both nationally and in the Company’s local markets.   The transfer of the $4.8 million commercial mortgage loan into non-accrual status was also the primary cause of the noted increase in non-accrual loans and non-performing assets.  This loan is to a borrower in the personal care industry and is supported by an 80% guarantee by the U.S. Department of Agriculture and is secured by a first mortgage on the personal care facility.  The 20% unguaranteed portion was rated doubtful at March 31, 2003 and the Company had established an allocation of $500,000 within the allowance for loan losses for this credit.

At all dates presented, the Company had no troubled debt restructurings that  involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2003	2002	2002
Allowance for loan losses	$11,415	$10,035	$ 6,286
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
Net of unearned income	2.06%	1.75%	1.07%
total delinquent loans
(past due 30 to 89 days)	81.61	56.13	57.01
total non-accrual loans	100.02	147.77	76.56
total non-performing assets	97.67	144.10	69.04

Since December 31, 2002, the Company’s loan loss reserve coverage of total non-performing assets declined to 98% due to the previously discussed increase in non-performing assets.  The allowance for loan losses to total loans and total delinquent loans ratios have increased to 2.06% and 81.6% respectively due to the building of the allowance for loan losses to address credit quality deterioration.

.....INTEREST RATE SENSITIVITY..... Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital.  The management and measurement of interest rate risk at the Company is performed by using the following tools:  1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods.  The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3) static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time.  The overall interest rate risk position and strategies are reviewed by senior management and the Company's Board of Directors on an ongoing basis.

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

The following table presents an analysis of the sensitivity inherent in the Company’s net interest income, net income and market value of portfolio equity.  The interest rate scenarios in the table compare the Company’s base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate increases of 200 basis points and immediate interest rate decreases of 100 basis points.  Under the current historically low interest rate environment, a declining 200 basis point or greater scenario is improbable and therefore is of limited value.  Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s balance sheet that was developed under the flat interest rate scenario for the simulations and to the Company’s existing balance sheet for market value of portfolio equity analysis.

Interest Rate Scenario	Variability of Net Interest Income	Variability of Net Income	Change In Market Value of Portfolio Equity

200bp increase	2.3%	76.7%	44.9%
100bp decrease	(8.4)%	(145.5)%	(41.0)%

As indicated in the table, the maximum positive variability of the Company’s net income was 76.7% under an upward rate shock forecast reflecting a 200 basis point increase in interest rates.  Market value of portfolio equity increased by 44.9% under this same scenario due to increased value of the Company’s core deposit base. The maximum negative variability of net income and market value of portfolio equity occurred in a 100 basis point downward rate shock and reflects further impairment of the remaining mortgage servicing rights in a falling interest rate environment.  Net interest income and net income in the declining rate forecast was also negatively impacted by the Company’s inability to further reduce certain core deposit costs given the historic lows of current interest rates.  Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional hedging transactions.

.....LIQUIDITY...... Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents decreased by $3.6 million from December 31, 2002, to March 31, 2003, due primarily to $24.7 million of cash used by investing activities.  This was partially offset by $3.2 million of cash provided by operating activities and $17.9 million of cash provided by financing activities.  Within investing activities, cash used to purchase new investment securities exceeded proceeds from investment security maturities and sales by $42.6 million.  Cash advanced for new loan fundings and purchases totaled $36.7 million and was $18.8 million less than the cash received from loan principal payments and sales.  Within financing activities, net short-term borrowings increased by $44.0 million and were used to fund the investment securities growth.  The Company used $729,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first quarter of 2003. As a result of an income tax refund that will be received in the second quarter of 2003, the Parent Company will have ample cash to continue to make the dividend payment on the trust preferred securities through the second and third quarters of 2003.  The payment of the trust preferred dividend in the fourth quarter of 2003 and beyond is dependent upon the subsidiary bank returning to consistent profitability so that it can resume upstreaming dividends to the parent company.  The subsidiary bank must first recoup the $2.6 million net loss that it incurred for the year ended December 31, 2002 and the $358,000 net loss it incurred in the first quarter of 2003 before these dividend upstreams can resume.

.....CONTRACTURAL OBLIGATIONS…..  As of March 31, 2003, the Company’s significant fixed and determinable contractual obligations are discussed in Note #14 of the Consolidated Financial Statements.

.....CAPITAL RESOURCES..... As presented in Note #15 of the Consolidated Financial Statements, the Company continues to be considered well capitalized as the asset leverage ratio was 6.94% and the Tier 1 capital ratio was 12.49% at March 31, 2003.  Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At March 31, 2003, accumulated other comprehensive income amounted to $4.1 million.  Additionally, the Company will generate approximately $1.4 million of tangible capital in 2003 due to the amortization of core deposit intangible assets.

The Company exceeds all regulatory capital ratios for each of the periods presented.  Furthermore, both the Company and its subsidiary bank are considered “well capitalized” under all applicable FDIC regulations.  The Company anticipates that it will build its capital ratios during 2003.

As a result of the net loss incurred for the year ended December 31, 2002, the Company announced on January 24, 2003 that it suspended its common stock cash dividend.  The Company had declared and paid common stock cash dividends of $0.09 per share in the first quarter of 2002.  While the Company has not repurchased any of its own shares since the year 2000, the Company has also suspended its treasury stock repurchase program.  For so long as the Company and the Board are parties to the Memorandum of Understanding, reinstatement of either the common stock dividend or the treasury stock repurchase program will require the prior written approval of the Company’s primary regulators – the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.  (See Note #15, Regulatory Matters, for further discussion of the Memorandum Of Understanding.)

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

.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this Form 10-Q, are effective.

(b) Changes in Internal Controls.  Except as discussed herein, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the date of the evaluation thereof, nor, except as noted herein, were any corrective actions taken to address significant deficiencies or material weaknesses in internal controls.  The Company has identified material weaknesses in its credit administration processes.  In particular, the Company has concluded that, although its credit and credit administration policies are sound, adherence to these policies has not been consistent.  This resulted in incomplete or dated information in credit files.  The Company did, however, make a concerted effort in the fourth quarter of 2002 and first quarter of 2003 to obtain the most current information for the credit files.  The resulting analysis of this updated information led to a rating downgrade for numerous credits which contributed to an increased level of criticized and classified loans.  This deterioration of credit quality combined with continued economic weakness were factors that contributed to a significant addition to the allowance for loan losses in the fourth quarter of 2002 and first quarter of 2003.

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

#

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

     (b)    Reports on Form 8-K:

On January 24, 2003, the Company filed an 8-K announcing its plan to strengthen its loan loss reserve and suspend its common stock dividend.

On February 6, 2003, the Company filed an 8-K announcing its plan to sell a substantial portion of its mortgage servicing asset.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.

Registrant

Date: May 9, 2003

 /s/Craig G. Ford

Craig G. Ford

Interim Chairman, President and

Chief Executive Officer

Date: May 9, 2003

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

#

I, Craig G. Ford, certify that:

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

Date: May 9, 2003

/s/Craig G. Ford

Craig G. Ford

Interim Chairman, President & CEO

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

Date: May 9, 2003

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Sr. Vice President & CFO

#

STATEMENT OF MANAGEMENT RESPONSIBILITY

April 21, 2003

To the Stockholders and

Board of Directors of

AmeriServ Financial, Inc.

Management of AmeriServ Financial, Inc. and its subsidiaries (the “Company”) have prepared the consolidated financial statements and other information in the Form 10-Q in accordance with generally accepted accounting principles and are responsible for its accuracy.

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

/s/Craig G. Ford

/s/Jeffrey A. Stopko

Craig G. Ford

Jeffrey A. Stopko

Interim Chairman, President &

Senior Vice President &

Chief Executive Officer

Chief Financial Officer

#

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

AmeriServ Financial, Inc.

Johnstown, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of March 31, 2003, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month period then ended.  These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the AmeriServ Financial, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2003 (February 28, 2003 as to Notes 9 and 24), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

April 21, 2003

#

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and

Board of Directors of

AmeriServ Financial, Inc.:

We have reviewed the accompanying consolidated balance sheets of AmeriServ Financial, Inc. (a Pennsylvania corporation) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three month period then ended.  These financial statements are the responsibility of the Company's management.

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

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,

April 12, 2002

Note: The report of Arthur Andersen LLP presented above is a copy of a previously issued report by Arthur Andersen LLP.  The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP consented to the inclusion of its report in this form 10-Q.

#

Exhibit 15.1

We have attempted and have been unable to obtain from Arthur Andersen LLP (“Andersen”) an awareness letter for the reissuance of their review report on our consolidated balance sheet as of March 31, 2002 and the related consolidated statements of income for the three month period ended March 31, 2002 and the related consolidated statement of cash flows for the three month period ended March 31, 2002.  As such, we have included a copy of Andersen’s prior review report in the filing and will prominently disclose the fact that the review report is a copy and that it has not been reissued by Andersen.

#

Exhibit 15.2

May 9, 2003

AmeriServ Financial, Inc.

216 Franklin St., P.O. Box 430

Johnstown, PA  15907

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of AmeriServ Financial, Inc. and subsidiaries for the period ended March 31, 2003, as indicated in our report dated April 21, 2003; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated by reference in Registration Statement No. 33-56604 on Form S-3; Registration Statement No. 33-53935 on Form S-8; Registration Statement No. 33-55845 on Form S-8; Registration Statement No. 33-55207 on Form S-8; and Registration Statement No. 33-55211 on Form S-8.

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

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Craig G. Ford, Interim Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Craig G. Ford

Craig G. Ford

Interim Chairman, President and

Chief Executive Officer

May 9, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

May 9, 2003

#