Form 10-Q
period 2003-06-30
AMERISERV FINANCIAL INC /PA/
filed 2003-08-11
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                         June 30, 2003

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

               Class

      Outstanding at August 1, 2003

Common Stock, par value $2.50

       13,944,685

per share

#

AmeriServ Financial, Inc.

      AmeriServ Financial, Inc.

                                                                    CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,	June 30,
	2003	2002	2002
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$ 26,628	$ 26,812	$ 35,343
Interest bearing deposits	1,564	362	364
Investment securities:
Available for sale	523,196	490,701	493,322
Held to maturity (market value $32,365 on June 30, 2003, and $15,320 on December 31, 2002)	31,771	15,077	-
Loans held for sale	3,228	4,217	2,977
Loans	526,247	573,641	603,981
Less: Unearned income	3,884	4,881	6,180
Allowance for loan losses	11,916	10,035	5,518
Net loans	510,447	558,725	592,283
Premises and equipment, net	12,007	12,674	13,138
Accrued income receivable	5,505	6,069	6,550
Mortgage servicing rights	1,784	6,917	7,566
Goodwill	9,544	9,743	9,743
Core deposit intangibles	5,435	6,151	6,867
Bank owned life insurance	28,906	28,301	27,681
Other assets	7,595	9,801	6,252
TOTAL ASSETS	$ 1,167,610	$ 1,175,550	$ 1,202,086

LIABILITIES
Non-interest bearing deposits	$ 100,095	$ 99,226	$ 115,750
Interest bearing deposits	561,837	570,703	589,912
Total deposits	661,932	669,929	705,662
Federal funds purchased and securities sold under
agreements to repurchase	10,175	9,225	3,875
Other short-term borrowings	98,956	91,563	33,087
Advances from Federal Home Loan Bank	271,080	274,847	324,863
Guaranteed junior subordinated deferrable interest debentures	34,500	34,500	34,500
Total borrowed funds	414,711	410,135	396,325
Other liabilities	14,583	17,730	17,608
TOTAL LIABILITIES	1,091,226	1,097,794	1,119,595

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 18,031,918 shares issued and 13,940,999 outstanding on June 30, 2003; 17,989,221 shares issued and 13,898,302 outstanding on December 31, 2002; 17,845,261 shares issued and 13,754,342 outstanding on June 30, 2002	45,080	44,973	45,003
Treasury stock at cost, 4,090,919 shares for all periods presented	(65,824)	(65,824)	(65,824)
Capital surplus	66,779	66,755	66,949
Retained earnings	26,167	26,047	33,894
Unearned compensation	-	-	(596)
Accumulated other comprehensive income	4,182	5,805	3,065
TOTAL STOCKHOLDERS' EQUITY	76,384	77,756	82,491
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,167,610	$ 1,175,550	$ 1,202,086

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 8,595	$ 10,434	$ 17,678	$ 20,996
Deposits with banks	23	93	37	176
Federal funds sold and securities purchased under agreements to repurchase	-	1	-	8
Investment securities:
Available for sale	5,285	6,543	10,715	13,151
Held to maturity	323	-	539	-
Total Interest Income	14,226	17,071	28,969	34,331

INTEREST EXPENSE
Deposits	2,965	4,216	6,105	8,504
Federal funds purchased and securities sold under agreements to repurchase	9	14	17	30
Other short-term borrowings	372	214	704	288
Advances from Federal Home Loan Bank	3,706	4,580	7,582	10,139
Guaranteed junior subordinated deferrable interest debentures	740	740	1,480	1,480
Total Interest Expense	7,792	9,764	15,888	20,441

NET INTEREST INCOME	6,434	7,307	13,081	13,890
Provision for loan losses	534	815	2,193	1,355

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,900	6,492	10,888	12,535

NON-INTEREST INCOME
Trust fees	1,253	1,235	2,506	2,514
Net realized gains on investment securities	1,420	1,314	2,698	1,951
Net realized gains on loans held for sale	221	141	394	265
Service charges on deposit accounts	800	694	1,567	1,368
Net mortgage servicing fees	77	123	148	215
Bank owned life insurance	307	317	605	871
Loss on sale of mortgage servicing	-	-	(758)	-
Other income	1,017	1,200	1,930	2,488
Total Non-Interest Income	5,095	5,024	9,090	9,672

NON-INTEREST EXPENSE
Salaries and employee benefits	4,717	5,128	9,506	10,273
Net occupancy expense	701	750	1,453	1,489
Equipment expense	750	768	1,567	1,551
Professional fees	1,058	847	1,961	1,597
Supplies, postage and freight	338	374	714	752
Miscellaneous taxes and insurance	403	406	823	821
FDIC deposit insurance expense	26	29	54	58
Amortization of core deposit intangibles	358	358	716	716
Impairment charge for mortgage servicing rights	254	787	620	664
Goodwill impairment loss	-	-	199	-
Wholesale mortgage production exit costs	-	(14)	-	(40)
Other expense	1,181	1,623	2,293	3,110
Total Non-Interest Expense	$ 9,786	$ 11,056	$19,906	$ 20,991

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENTS OF OPERATIONS

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

 Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

INCOME BEFORE INCOME TAXES	$ 1,209	$ 460	$ 72	$ 1,216
Provision (benefit) for income taxes	294	52	(48)	182

NET INCOME	$ 915	$ 408	$ 120	$ 1,034

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.07	$ 0.03	$ 0.01	$ 0.08
Average shares outstanding	13,935	13,748	13,929	13,719
Diluted:
Net income	$ 0.07	$ 0.03	$ 0.01	$ 0.08
Average shares outstanding	13,940	13,779	13,934	13,745
Cash dividends declared	$ -	$ 0.09	$ -	$ 0.18

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                          (In thousands)

Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

PREFERRED STOCK

Balance at beginning of period	$ -	$ -
Balance at end of period	-	-

COMMON STOCK

Balance at beginning of period	44,973	44,333
Stock options exercised / new shares issued	107	670
Balance at end of period	45,080	45,003

TREASURY STOCK

Balance at beginning of period	(65,824)	(65,824)
Treasury stock, purchased at cost	-	-
Balance at end of period	(65,824)	(65,824)

CAPITAL SURPLUS

Balance at beginning of period	66,755	66,423
Stock options exercised / new shares issued	24	526
Balance at end of period	66,779	66,949

RETAINED EARNINGS

Balance at beginning of period	26,047	35,329
Net income	120	1,034
Cash dividends declared	-	(2,469)
Balance at end of period	26,167	33,894

UNEARNED COMPENSATION

Balance at beginning of period	-	-
Supplemental executive retirement plan	-	(596)
Balance at end of period	-	(596)

ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

Balance at beginning of period	5,805	(771)
Other comprehensive (loss) income, net of tax	(1,623)	3,836
Balance at end of period	4,182	3,065

TOTAL STOCKHOLDERS' EQUITY	$ 76,384	$ 82,491

See accompanying notes to consolidated financial statements.

      AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002
OPERATING ACTIVITIES
Net income	$ 120	$ 1,034
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,193	1,355
Depreciation expense	1,100	978
Amortization expense of core deposit intangibles	716	716
Goodwill impairment loss	199	-
Amortization expense of mortgage servicing rights	477	846
Impairment charge for mortgage servicing rights	620	664
Net amortization of investment securities	1,247	701
Net realized gains on investment securities	(2,698)	(1,951)
Net realized gains on loans and loans held for sale	(394)	(265)
Net realized losses on mortgage servicing rights	758	-
Origination of mortgage loans held for sale	(35,558)	(25,788)
Sales of mortgage loans held for sale	36,547	28,991
Decrease in accrued income receivable	564	117
Decrease in accrued expense payable	(1,326)	(1,795)
Net cash provided by operating activities	4,565	5,603

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(332,842)	(357,068)
Purchases of investment securities and other short-term investments -
held to maturity	(18,221)	-
Proceeds from maturities of investment securities and
other short-term investments – available for sale	68,079	71,190
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	1,504	-
Proceeds from sales of investment securities and
other short-term investments – available for sale	231,246	297,368
Long-term loans originated	(54,195)	(86,036)
Loans held for sale	(3,228)	(2,977)
Principal collected on long-term loans	119,053	110,796
Loans purchased or participated	(16,535)	(29,048)
Loans sold or participated	-	103
Net decrease in other short-term loans	1,384	1,260
Purchases of premises and equipment	(433)	(650)
Net sale (purchase) of mortgage servicing rights	3,278	(1,248)
Net decrease (increase) in other assets	2,474	(2,859)
Net cash provided by investing activities	1,564	831

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	149,579	178,305
Payments for maturing certificates of deposit	(158,360)	(175,288)
Net increase in demand and savings deposits	784	26,299
Net increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	8,343	24,108
Net principal repayments of advances from Federal Home Loan Bank	(3,767)	(52,448)
Common stock cash dividends paid	-	(2,469)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(1,458)	(1,458)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	131	600
Net (decrease) increase in other liabilities	(363)	2,503
Net cash (used) provided by financing activities	(5,111)	152

NET INCREASE IN CASH EQUIVALENTS	1,018	6,586
CASH EQUIVALENTS AT JANUARY 1	27,174	29,121
CASH EQUIVALENTS AT JUNE 30	$ 28,192	$ 35,707

See accompanying notes to consolidated financial statements.

#

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

3.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes.  Options to purchase 288,776 and 459,967 shares of common stock were outstanding during the first six months of 2003 and 2002, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

Stock Based Compensation

Employee compensation expense under stock options is reported using the intrinsic value method.  The following pro forma information regarding net income and earnings per share assumes stock options granted subsequent to December 31, 1994, had been accounted for under the fair value method and the estimated fair value of the options is amortized to expense over the vesting period.  Compensation expense, net of related tax, of $35,000 and $18,000 for the six and three months ended June 30, 2003, and $29,000 and $15,000 for the six and three months ended June 30, 2002, respectively, is included in the pro forma net income as reported below.

(In thousands, except per share data)	Three Months Ended June 30, 2003 2002	Six Months Ended June 30, 2003 2002

Pro forma net income	$897	$393	$85	$1,005
Pro forma earnings per share:
Basic	$0.06	$0.03	$0.01	$0.07
Diluted	$0.06	$0.03	$0.01	$0.07

The fair value was estimated at the grant dates using a Black-Scholes option pricing model with the following weighted average assumptions for June 30, 2003 and 2002, respectively:  risk- free interest rates ranging from 2.97% to 3.37% and 4.34% to 5.07%, expected dividend yields zero and 5.29% to 5.90%, expected volatility ranging from 36.4% to 36.5% and 30.2% to 30.4%, expected lives of ten years for both periods.

4.

Comprehensive Income

For the Company, comprehensive income primarily includes net income, unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cashflow hedges.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Net income	$ 915	$ 408	$ 120	$ 1,034

Other comprehensive income, before tax:

Gains on cashflow hedges arising during period	-	276	-	1,231
Minimum pension liability adjustment	-	-	-	(173)
Unrealized holding gains arising during period on investment securities available for sale	1,522	8,664	201	6,705
Less: reclassification adjustment for gains
included in net income	1,420	1,314	2,698	1,951
Other comprehensive income (loss), before tax:	102	7,626	(2,497)	5,812
Income tax expense (benefit) related to items
of other comprehensive income	36	2,593	(874)	1,976
Other comprehensive income (loss), net of tax:	66	5,033	(1,623)	3,836

Comprehensive income (loss)	$ 981	$ 5,441	$ (1,503)	$ 4,870

5.

Consolidated Statement of Cash Flows

On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  For the Parent Company, cash equivalents also include short-term investments that have an overnight maturity.  The Company made $54,000 in income tax payments in the first six months of 2003 as compared to $573,000 for the first six months of 2002.  Total interest expense paid amounted to $17,214,000 in 2003's first six months compared to $22,236,000 in the same 2002 period.

6.

Investment Securities

Securities are classified at the time of purchase as investment securities held to maturity if it is management’s intent and the Company has the ability to hold the securities until maturity.  These held to maturity securities are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method.  Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements).  These available for sale securities are reported at fair value with unrealized aggregate appreciation/(depreciation) excluded from net income and credited/(charged) to accumulated other comprehensive income (loss) within stockholders' equity on a net of tax basis. The mark-to-market of the available for sale portfolio does inject more volatility in the book value of equity, but has no impact on regulatory capital.  Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale:

June 30, 2003		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 13,489	$ 340	$ -	$ 13,829
U.S. Agency	5,300	94	-	5,394
U.S. Agency mortgage-backed
securities	465,462	6,171	(175)	471,458
Other securities(1)	32,511	14	(10)	32,515
Total	$ 516,762	$ 6,619	$ (185)	$ 523,196

(1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity:

June 30, 2003		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Agency	$ 8,115	$ -	$ (86)	$ 8,029
U.S. Agency mortgage-backed
securities	23,656	680	-	24,336
Total	$ 31,771	$ 680	$ (86)	$ 32,365

Investment securities available for sale:

June 30, 2002		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 11,976	$ 136	$ -	$ 12,112
U.S. Agency	850	5	-	855
State and municipal	1,482	16	-	1,498
U.S. Agency mortgage-backed
securities	426,834	5,574	(456)	431,952
Other securities(1)	47,198	-	(293)	46,905
Total	$ 488,340	$ 5,731	$ (749)	$ 493,322

(1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At June 30, 2003, 97.4% of the portfolio was rated "AAA" compared to 94.1% at June 30, 2002. Approximately 1.0% of the portfolio was rated below "A" or unrated on June 30, 2003.

7.

Loans Held for Sale

At June 30, 2003, $3,228,000 of newly originated fixed-rate residential mortgage loans were classified as held for sale, because it is management's intent to sell these residential mortgage loans.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net realized gains on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statements of Operations.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Company has intent to sell to an outside investor.  Due to the short-term nature of these loan commitments (60 days or less) and the minimal historical dollar amount of commitments outstanding, the corresponding impact on the Company’s financial condition and results of operation has not been material.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2003	December 31, 2002	June 30, 2002
Commercial	$ 83,837	$ 89,127	$ 105,726
Commercial loans secured
by real estate	202,333	222,854	226,701
Real estate – mortgage	210,553	229,154	238,908
Consumer	29,524	32,506	32,646
Loans	526,247	573,641	603,981
Less: Unearned income	3,884	4,881	6,180
Loans, net of unearned income	$ 522,363	$ 568,760	$ 597,801

Real estate-construction loans comprised 4.5% of total loans net of unearned income at June 30, 2003.  The Company has no direct credit exposure to foreign countries.

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

*

the application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to: economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, regulatory examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.

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

The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $250,000 within a 12-month period.  The Company defines classified loans as those loans rated substandard and doubtful.  The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment.  These separate pools are for residential mortgage loans and consumer loans.  Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Balance at beginning of period	$11,415	$ 6,286	$10,035	$ 5,830
Charge-offs:
Commercial	-	1,646	2	2,032
Real estate-mortgage	-	19	181	118
Consumer	58	77	205	135
Total charge-offs	58	1,742	388	2,285
Recoveries:
Commercial	2	124	17	539
Real estate-mortgage	3	5	15	24
Consumer	20	30	44	55
Total recoveries	25	159	76	618

Net charge-offs	33	1,583	312	1,667
Provision for loan losses	534	815	2,193	1,355
Balance at end of period	$ 11,916	$ 5,518	$ 11,916	$ 5,518

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.02%	1.09%	0.11%	0.58%
Annualized provision for loan losses	0.40	0.56	0.80	0.47
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	2.27	0.92	2.27	0.92
Total classified loans	$32,776	$11,939	$32,776	$11,939

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

The Company had loans totaling $14,133,000 and $11,442,000 being specifically identified as impaired and a corresponding reserve allocation of $1,973,000 and $877,000 at June 30, 2003, and June 30, 2002, respectively.  The average outstanding balance for loans being specifically identified as impaired was $11,995,000 for the six months of 2003 compared to $11,491,000 for the six months of 2002.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired loans during the six months of 2003 was $233,000, compared to $236,000 for the six months of 2002.

The following table sets forth the allocation of the allowance for loan losses among various categories.  This allocation is determined using the quarterly process which was discussed above. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

		June 30, 2003		December 31, 2002		June 30, 2002
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category		Category		Category
	Amount	to Loans	Amount	to Loans	Amount	to Loans
Commercial	$ 3,042	16.0%	$ 1,932	15.6%	$ 2,274	17.6%
Commercial
loans secured
by real estate	6,703	38.5	5,968	38.9	2,124	37.7
Real estate -
Mortgage	425	40.6	469	40.7	384	40.3
Consumer	832	4.9	826	4.8	621	4.4
Allocation to
general risk	914	-	840	-	115	-
Total	$11,916	100.0%	$10,035	100.0%	$ 5,518	100.0%

Even though residential real estate-mortgage loans comprise approximately 40% of the Company's total loan portfolio, only $425,000 or 3.6% of the total allowance for loan losses is allocated against this loan category.  The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.  The Company has strengthened its allocations to the commercial and commercial real-estate components of the loan portfolio during 2003 and 2002.  Factors considered by the Company that led to increased qualitative allocations to the commercial segments of the portfolio included:  the slowing of the national and regional economies and its corresponding impact on the Company’s loan delinquency trends, the increase in concentration risk among our 25 largest borrowers compared to total loans and the overall growth in the average size associated with these credits and a continued number of financial information and documentation exceptions that is sometimes symptomatic of borrower distress.

At June 30, 2003, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.  The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur.  (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note #9.)

11.

Non-performing Assets

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and (iii) other real estate owned (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets). Loans are placed on non-accrual status upon becoming 90 days past due in either principal or interest.  In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days.  In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income.  The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received.

The following table presents information concerning non-performing assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2003	2002	2002

Non-accrual loans	$ 9,872	$ 6,791	$ 5,220
Loans past due 90
days or more	93	50	23
Other real estate owned	198	123	425
Total non-performing assets	$ 10,163	$ 6,964	$ 5,668
Total non-performing
assets as a percent
of loans and loans
held for sale, net
of unearned income,
and other real estate owned	1.93%	1.22%	0.94%

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

Three Months Ended	Six Months Ended
June 30,	June 30,
	2003	2002	2003	2002
Interest income due in accordance
with original terms	$169	$ 98	$353	$242
Less: interest income recorded	(31)	(1)	(97)	(1)
Net reduction in interest income	$138	$ 97	$256	$241

12.

Derivative Hedging Instruments

The Company may use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.  The Company uses derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cashflow variability associated with certain variable rate debt by converting the debt to fixed rates.

Fair Value Hedge

In June 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 6.10% that is callable quarterly with a seven-year maturity.   The Company will make variable rate payments based on 90-day LIBOR.  The swap is carried at its fair value and the carrying amount of the FHLB advance includes the change in their fair values since the inception of the hedge.  Because the hedge is considered highly effective, changes in the swap’s fair value exactly offset the corresponding changes in the fair value of the FHLB advance and as a result, the change in fair value does not have any impact on net income.

Cashflow Hedge

In 2002, the Company had an interest rate swap agreement that effectively converted a notional amount of  $80 million from floating-rates to fixed-rates. The fair value of this $80 million swap was recorded in the Company's balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax.  This hedge matured on April 15, 2002.

The following table summarizes the interest rate transactions that impacted the Company’s six month 2003 and 2002 performance:

				Fixed	Floating		Decrease
Hedge	Notional	Start	Termination	Rate	Rate	Repricing	in Interest
Type	Amount	Date	Date	Received	Paid	Frequency	Expense
2003
Fair value	$ 50,000,000	6-09-03	9-22-10	2.58%	1.17%	Quarterly	$ (41,000)

				Fixed	Floating		Increase
Hedge	Notional	Start	Termination	Rate	Rate	Repricing	in Interest
Type	Amount	Date	Date	Paid	Received	Frequency	Expense
	2002		Matured
Cashflow	$ 80,000,000	4-13-00	4-15-02	6.92%	1.91%	Expired	$1,161,000

The Company believes that its exposure to credit loss in the event of nonperformance by its counterparty (which is Regions Bank) in the interest rate swap agreement is remote.  The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy.  This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions.  All hedge transactions must be approved in advance by the Investment ALCO Committee of the Board of Directors.  The Company had no interest rate caps or floors outstanding for the periods presented.

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

During the three month period ended March 31, 2003, under SFAS #142 the Company had a triggering event specific to the mortgage banking segment level.  This event was the sale of approximately 69% of its total servicing portfolio.  As a result, the Company reevaluated the $199,000 of goodwill that was allocated to the mortgage banking segment and determined that it was impaired based upon its analysis of the projected future cashflows in this business segment.  The resulting impairment charge eliminated all goodwill allocated to this segment and has been reflected as an operating expense for the six months ended June 30, 2003.  The Company’s remaining goodwill of $9.5 million is allocated to the retail banking segment and will be evaluated for impairment at its annual impairment evaluation date during the third quarter of 2003.

As of June 30, 2003, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $12.2 million.   The weighted average amortization period of the Company’s core deposit intangibles at June 30, 2003, is 5.00 years. Amortization expense for the six months ended June 30, 2003 totaled $716,000. Estimated amortization expense for the remainder of 2003 and the next five years is summarized as follows (in thousands):

Remaining 2003	$ 716
2004	1,007
2005	865
2006	865
2007	865
2008	865

14.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings consist of the following at June 30, 2003, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 98,956	1.43%

Advances and wholesale repurchase	2003	45,000	2.81
agreements	2004	-	-
	2005	15,000	6.74
	2006	-	-
	2007	-	-
	2008 and after	211,080	5.98

Total advances and wholesale		271,080	5.50
repurchase agreements

Total FHLB borrowings		$ 370,036	4.41%

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

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 99,229	16.14%	$ 49,177	8.00%	$ 61,472	10.00%
Bank	93,240	15.25	48,927	8.00	61,158	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	81,051	13.19	24,589	4.00	36,883	6.00
Bank	85,595	14.00	24,463	4.00	36,695	6.00

Tier 1 Capital (to Average Assets)
Consolidated	81,051	7.10	45,653	4.00	57,067	5.00
Bank	85,595	7.58	45,197	4.00	56,496	5.00

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

The contribution of the major business segments to the consolidated results for the three and six months periods of 2003 and 2002 were as follows (in thousands, except ratios):

Three months ended	Six months ended
June 30, 2003	June 30, 2003	June 30, 2003
	Net income (loss)	Risk adjusted return on equity	Net income (loss)	Risk adjusted return on equity	Total assets
Retail banking	$1,162	18.5%	$1,970	15.7%	$ 374,940
Commercial lending	21	0.7	(604)	(9.0)	229,447
Mortgage banking	(356)	(35.8)	(1,549)	(76.9)	4,231
Trust	207	26.8	420	26.8	1,788
Other fee based	48	13.1	67	8.1	2,237
Investment/Parent	(167)	(2.3)	(184)	(1.3)	554,967
Total	$ 915	4.8%	$ 120	0.3%	$1,167,610

Three months ended	Six months ended
June 30, 2002	June 30, 2002	June 30, 2002
	Net income (loss)	Risk adjusted return on equity	Net income (loss)	Risk adjusted return on equity	Total assets
Retail banking	$ 1,162	16.5%	$ 2,505	17.7%	$ 404,475
Commercial lending	12	0.3	312	3.8	282,180
Mortgage banking	(694)	(63.9)	(799)	(37.2)	17,184
Trust	113	17.0	440	28.1	1,917
Other fee based	18	3.7	65	6.7	3,008
Investment/Parent	(203)	(3.0)	(1,489)	(11.6)	493,322
Total	$ 408	2.0%	$ 1,034	2.6%	$1,202,086

17.

Commitments and Contingent Liabilities

The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of our consumers.  These risks derive from commitments to extend credit and standby letters of credit.  The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Company had various outstanding commitments to extend credit approximating $87.6 million and standby letters of credit of $4.1 million as of June 30, 2003.  Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position or results of operation.

#

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS

("M.D.& A.")

THREE MONTHS ENDED JUNE 30, 2003 VS. THREE MONTHS ENDED JUNE 30, 2002

..... PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three Months Ended	Three Months Ended
	June 30, 2003	June 30, 2002
Net income	$ 915	$ 408
Diluted earnings per share	0.07	0.03
Return on average equity	4.84%	2.04%

The Company reported net income for the second quarter of 2003 of $915,000 or $0.07 per diluted share.  When compared to net income of $408,000 or $0.03 per diluted share reported in the second quarter of 2002, this represents an increase of $507,000 or over 100%.  This financial performance reflects continued progress in the Company’s turnaround and the first quarter of profitability after net losses experienced in the three previous quarters.  Specifically, the Company reported a net loss of $4.2 million in the third quarter of 2002, a net loss of $2.0 million in the fourth quarter of 2002, and a net loss of $795,000 in the first quarter of 2003.  As a result of the positive second quarter 2003 performance, the Company is also now profitable for the six month period ended June 30, 2003 with net income of $120,000 or $0.01 per diluted share.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the second quarter of 2003 to the second quarter of 2002 (in thousands, except percentages):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	$ Change	% Change
Interest income	$ 14,226	$ 17,071	(2,845)	(16.7)
Interest expense	7,792	9,764	(1,972)	(20.2)
Net interest income	6,434	7,307	(873)	(11.9)
Tax-equivalent adjustment	10	19	(9)	(47.4)
Net tax-equivalent interest income	$ 6,444	$ 7,326	(882)	(12.0)

Net interest margin	2.41%	2.63%	(0.22)	N/M

N/M - not meaningful

The Company’s net interest income in the second quarter of 2003 decreased by $873,000 from the prior year second quarter due to a reduced level of earning assets and a 22 basis point decline in the net interest margin to 2.41%.   Loan portfolio shrinkage experienced in the first half of 2003 was the predominant factor contributing to both the lower level of earning assets and the net interest margin contraction.  The overall net decrease in loans reflects continuing prepayment pressures caused by the historically low interest rate environment and the Company’s internal focus on improving asset quality.  The Company completed the restructuring of its lending division during the second quarter of 2003 and is now better positioned to generate increased new loan production in the second half of the year.  When analyzing more recent quarterly trends, both the net interest income and net interest margin declines were not as severe as the decline between the second quarters of 2002 and 2003.  Specifically, between the first and second quarter of 2003, the Company’s net interest income declined by $213,000 and the net interest margin dropped by seven basis points.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the second quarter of 2003 decreased by $2.8 million or 16.7% when compared to the same 2002 quarter. This decrease was due to a $41.4 million decline in average earning assets and an 83 basis point drop in the earning asset yield.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 99 basis points to 4.22% while the yield on the total loan portfolio decreased by 65 basis points to 6.38%. Both of these declines reflect the lower interest rate environment in place in 2003 as the Federal Reserve reduced the federal funds rate by an unprecedented 550 basis points since 2001 in an effort to stimulate economic growth.  These significant rate reductions have caused accelerated asset prepayments as borrowers have elected to refinance their higher fixed rate loans into lower cost loans.

The $41.4 million decline in the volume of average earning assets was due to a $58.1 million or 10.0% reduction in average loans outstanding which more than offset growth in both AFS and HTM investment securities.  The loan decline in the first quarter of 2003 reflects continuing prepayment pressures caused by the historically low interest rate environment as both commercial loans and residential mortgage loans experienced net paydowns.  The decline in commercial loans was also caused by reduced new loan production as the Company was inwardly focused on reorganizing its commercial lending division in the first half of 2003.  This reorganization included the hiring of a new chief lending officer in February of 2003 and the hiring of three experienced commercial lenders during the second quarter of 2003.  The Company hopes to reverse this trend of net loan portfolio shrinkage during the second half of the year.

The Company's total interest expense for the second quarter of 2003 decreased by $2.0 million or 20.2% when compared to the same 2002 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $36.2 million or 3.6% lower in the second quarter of 2003 due to a $21.2 million decrease in average deposits and a $15.0 million decline in total borrowings.

The total cost of funds declined by 68 basis points to 3.22% and was driven down by a reduced cost of both deposits and borrowings.  Specifically, the cost of interest bearing deposits decreased by 78 basis points to 2.10% and the cost of FHLB advances and short-term borrowings declined by 58 basis points to 4.47%.  The lower deposit cost was caused by lower rates paid particularly for savings accounts and certificates of deposit.  The lower cost of borrowings reflects the downward repricing of maturing FHLB advances to lower current market rates as a result of the previously discussed decline in interest rates.

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

#

Three Months Ended June 30 (In thousands, except percentages)

		2003			2002
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 525,935	$ 8,605	6.38%	$ 584,090	$ 10,449	7.03%
Deposits with banks	4,002	23	2.24	16,544	93	2.23
Federal funds sold	35	-	1.11	277	1	1.67
Investment securities - AFS	505,431	5,285	4.19	502,245	6,547	5.21
Investment securities - HTM	26,403	323	4.88	-	-	-
Total investment securities	531,834	5,608	4.22	502,245	6,547	5.21
Total interest earning assets/interest income	1,061,806	14,236	5.35	1,103,156	17,090	6.18
Non-interest earning assets:
Cash and due from banks	21,533			22,683
Premises and equipment	12,123			13,219
Other assets	69,670			67,554
Allowance for loan losses	(11,703)			(6,246)
TOTAL ASSETS	$1,153,429			$1,200,366

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 52,491	$ 68	0.52%	$ 49,680	$ 62	0.50%
Savings	103,238	241	0.94	102,287	352	1.38
Money markets	124,827	338	1.09	131,349	358	1.09
Other time	284,879	2,318	3.26	303,327	3,443	4.55
Total interest bearing deposits	565,435	2,965	2.10	586,643	4,215	2.88
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	102,264	381	1.47	48,603	227	1.87
Advances from Federal Home Loan Bank	264,861	3,706	5.61	333,488	4,582	5.51
Guaranteed junior subordinated deferrable interest debentures	34,500	740	8.58	34,500	740	8.58
Total interest bearing liabilities/interest expense	967,060	7,792	3.22	1,003,234	9,764	3.90
Non-interest bearing liabilities:
Demand deposits	104,057			107,429
Other liabilities	6,473			9,238
Stockholders' equity	75,839			80,465
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,153,429			$1,200,366
Interest rate spread			2.13			2.28
Net interest income/ net interest margin		6,444	2.41%		7,326	2.63%
Tax-equivalent adjustment		(10)			(19)
Net Interest Income		$ 6,434			$ 7,307

…..PROVISION FOR LOAN LOSSES..... The Company’s provision for loan losses totaled $534,000 or 0.40% of total loans in the second quarter of 2003.  This represented a decrease of $281,000 from the second quarter 2002 provision of $815,000 or 0.56% of total loans.  The second quarter 2003 provision exceeded net charge-offs for the quarter that totaled $33,000 or 0.02% of total loans, which resulted in the Company further building its allowance for loan losses to $11.9 million at June 30, 2003.

The actions taken to build the allowance for loan losses in 2003 reflect deterioration in credit quality that was evidenced by a higher level of classified loans and non-performing assets.  Classified loans totaled $32.8 million at June 30, 2003; an increase of $12.1 million or 58.6% from December 31, 2002.  This increased level of substandard credits was caused by rating downgrades on several loans in the hotel sector due to the continued weak economic environment.  Non-performing assets also increased from $7.0 million at December 31, 2002 to $10.2 million at June 30, 2003 due primarily to the transfer of a $4.8 million commercial mortgage loan into non-accrual status.  As discussed in the Company’s 2002 Annual Report and Form 10-K, this loan is to a borrower in the personal care industry and is supported by an 80% guarantee by the U.S. Department of Agriculture and is secured by a first mortgage on the personal care facility. As a result of the higher level of non-performing assets, the Company’s loan loss reserve coverage of non-performing assets amounted to 117% at June 30, 2003 compared to 144% at December 31, 2002 and 98% at June 30, 2002.  The allowance for loan losses as a percentage of total loans, however, increased to 2.27% at June 30, 2003 compared to 1.75% at December 31, 2002 and 0.92% at June 30, 2002.

    The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note #9 of the Consolidated Financial Statements and the Allowance for Loan Losses section of this MD&A.)

.....NON-INTEREST INCOME..... Non-interest income for the second quarter of 2003 totaled $5.1 million; a $71,000 or 1.4% increase from the second quarter 2002 performance.  Factors contributing to the higher non-interest income in 2003 included:

* a $106,000 increase in gains realized on the sale of investment securities as the Company took advantage of the volatility in the market to shorten the investment portfolio duration and also capture profits on certain securities that had risks of accelerated prepayment in today’s low interest rate environment.

* a $106,000 increase in deposit service charges due to higher levels of overdraft fees and checking service charges.

* a $183,000 decrease in other income resulting from the Company’s decision to exit the merchant card business in the fourth quarter of 2002 and reduced revenue generated from the sale of annuities due to the lower interest rate environment.

.....NON-INTEREST EXPENSE..... Non-interest expense for the second quarter of 2003 totaled $9.8 million; a $1.3 million or 11.5% decrease from the second quarter 2002 performance. This decline contributed substantially to the Company’s increased quarterly earnings.  Factors contributing to the lower non-interest expense in 2003 included:

* the dramatic downsizing of the mortgage servicing asset in the first quarter of 2003 reduced the impact of lower mortgage rates on the Company’s performance.  Specifically, the Company’s impairment charge on mortgage servicing rights amounted to $254,000 in the second quarter of 2003; a reduction of $533,000 when compared to the $787,000 impairment charge recognized in the second quarter of 2002.  As a result of the sale of 69% of the Company’s mortgage servicing portfolio and the impairment charges recognized during the first half of 2003, the value of the Company’s mortgage servicing rights declined from $6.9 million at December 31, 2002 to $1.8 million at June 30, 2003.

* salaries and employee benefits dropped by $411,000 or 8.0% as on average there were 42 fewer full time equivalent employees when compared to the second quarter of 2002. The lower salaries expense was partially offset by higher medical insurance costs as a result of premium increases and increased pension expense.

* other expenses declined by $442,000 due to cost cutting in numerous expense categories some of the larger of which included advertising expense and merchant card expense.

* professional fees increased by $211,000 due to higher legal fees, auditing costs and regulatory related costs.

.....INCOME TAX EXPENSE..... The Company recognized an income tax expense of $294,000 or an effective rate of 24.3% in the second quarter of 2003.  The Company recognized a provision for income taxes of $52,000 or an effective tax rate of 11.3% in the second quarter of 2002.  The higher tax expense and effective rate in 2003 resulted from the Company’s increased level of pre-tax income.

SIX MONTHS ENDED JUNE 30, 2003 VS. SIX MONTHS ENDED JUNE 30, 2002

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002
Net income	$ 120	$ 1,034
Diluted earnings per share	0.01	0.08
Return on average equity	0.32%	2.59%

The Company reported net income of $120,000 or $0.01 per diluted share in the first six months of 2003.  This performance was $914,000 or $0.07 per diluted share less than the first six months of 2002.  The lower net income and diluted earnings per share in 2003 was due primarily to an increased provision for loan losses, reduced net interest income, and a loss realized on the sale of a significant portion of its mortgage servicing asset.  These negative items were partially offset by reduced non-interest expenses and an income tax benefit realized in the first half of 2003.

.....NET INTEREST INCOME AND MARGIN.....The following table compares the Company's net interest income performance for the first six months of 2003 to the first six months of 2002 (in thousands, except percentages):

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	$ Change	% Change
Interest income	$ 28,969	$ 34,331	(5,362)	(15.6)
Interest expense	15,888	20,441	(4,553)	(22.3)
Net interest income	13,081	13,890	(809)	(5.8)
Tax-equivalent adjustment	23	34	(11)	(32.4)
Net tax-equivalent interest income	$ 13,104	$ 13,924	(820)	(5.9)

Net interest margin	2.45%	2.49%	(0.04)	N/M

N/M - not meaningful

The Company’s net interest income in the first six months of 2003 decreased by $809,000 or 5.8% from the same prior year period due to a $41.4 million reduction in the level of earning assets and a four basis point decline in the net interest margin to 2.45%.   The previously discussed loan portfolio shrinkage experienced in the first half of 2003 was the predominant factor contributing to both the lower level of earning assets and the net interest margin contraction.   Additionally, the net interest margin compression also reflects increased mortgage-related cash flows in the investment securities portfolio. This has reduced the securities portfolio yield due in part to accelerated amortization of premiums on mortgage-backed securities to correlate with the heightened prepayments and the reinvestment of this cash into new shorter duration securities with lower yields.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the first six months of 2003 decreased by $5.4 million or 15.6% when compared to the same 2002 period. This decrease was due to a $41.4 million decline in earning assets and a 77 basis point drop in the earning asset yield to 5.46%.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 89 basis points to 4.37% while the yield on the total loan portfolio decreased by 67 basis points to 6.42%.  Both of these declines reflect the lower interest rate environment in place in 2003 which has caused the downward repricing of floating rate assets and the reinvestment of cash received on higher yielding prepaying assets into assets with lower interest rates.

The decline in the volume of earning assets was due to a $42.7 million reduction in average loans outstanding with decreases experienced in both the commercial and residential mortgage loan portfolios.  The reasons for the decline in commercial loans were previously discussed in the quarterly section of this MD&A.  The decline in residential mortgage loans was partially due to the Company’s decision to sell approximately $35 million or 69% of the new mortgage loan production into the secondary market for interest rate risk management purposes.

The Company's total interest expense for the first six months of 2003 decreased by $4.6 million or 22.3% when compared to the same 2002 period.  This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average borrowed funds were $21.7 million lower in the first six months of 2003 as fewer borrowings were needed to fund a smaller earning asset base.

The total cost of funds declined by 79 basis points to 3.31% and was driven down by a reduced cost of both deposits and borrowings.  Specifically, the cost of interest bearing deposits decreased by 77 basis points to 2.17% and the cost of short-term borrowings and FHLB advances declined by 87 basis points to 4.59%.  The April 15, 2002 maturity of an $80 million interest rate swap that had fixed the cost of certain FHLB borrowings at 6.92% was a key factor responsible for the reduced cost of borrowings.  Those hedged borrowings repriced to current market with a cost of approximately 1.5% in the first six months of 2003.  The lower deposit cost was caused by lower rates paid particularly for savings accounts and certificates of deposit.

The Company’s ratio of FHLB advances and short-term borrowings to total assets averaged 31.5% in the first six months of 2003 compared to 32.2% in the first six months of 2002. The total revenue contribution from leverage assets (including investment security gains) amounted to $2.3 million in the first half of 2003 compared to $1.5 million for the first half of 2002. The Company presently anticipates that the size of the leverage program in 2003 will be comparable with the full year 2002 average of $379 million or approximately 32% of total assets.  Longer-term, the Company would like to reduce the size of its leverage program to 25% of total assets.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six-month periods ended June 30, 2003 and June 30, 2002.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 24.

#

Six Months Ended June 30 (In thousands, except percentages)

		2003			2002
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$541,528	$ 17,701	6.42%	$ 584,258	$ 21,025	7.09%
Deposits with banks	5,621	37	1.29	17,511	176	2.00
Federal funds sold	18	-	1.12	990	8	1.55
Investment securities - AFS	493,491	10,715	4.34	500,043	13,156	5.26
Investment securities - HTM	21,345	539	5.09	-	-	-
Total investment securities	514,836	11,254	4.37	500,043	13,156	5.26
Total interest earning assets/interest income	1,062,003	28,992	5.46	1,102,802	34,365	6.23
Non-interest earning assets:
Cash and due from banks	22,545			22,348
Premises and equipment	12,300			13,343
Other assets	70,453			68,045
Allowance for loan losses	(10,988)			(6,174)
TOTAL ASSETS	$1,156,313			$1,200,364

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 51,520	$ 131	0.51%	$ 49,118	$ 122	0.50%
Savings	102,678	477	0.94	98,602	702	1.44
Money markets	126,529	688	1.10	133,117	717	1.09
Other time	287,046	4,809	3.38	303,266	6,962	4.63
Total interest bearing deposits	567,773	6,105	2.17	584,103	8,503	2.94
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	97,958	721	1.46	34,924	317	1.83
Advances from Federal Home Loan Bank	266,509	7,582	5.74	351,226	10,141	5.82
Guaranteed junior subordinated deferrable interest debentures	34,500	1,480	8.58	34,500	1,480	8.58
Total interest bearing liabilities/interest expense	966,740	15,888	3.31	1,004,753	20,441	4.10
Non-interest bearing liabilities:
Demand deposits	105,952			105,031
Other liabilities	7,082			10,150
Stockholders' equity	76,539			80,430
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,156,313			$1,200,364
Interest rate spread			2.15			2.13
Net interest income/ net interest margin		13,104	2.45%		13,924	2.49%
Tax-equivalent adjustment		(23)			(34)
Net Interest Income		$ 13,081			$ 13,890

…..PROVISION FOR LOAN LOSSES..... The Company’s provision for loan losses totaled $2.2 million or 0.80% of total loans in the first six months of 2003.  This represented an increase of $838,000 from the first six months 2002 provision of $1.4 million or 0.47% of total loans.  The first six months 2003 provision exceeded net charge-offs for the same period that totaled $312,000 or 0.11% of total loans.  As a result of the provision exceeding net charge-offs, the balance in the allowance for loan losses increased by $1.9 million during the first half of the year to total $11.9 million at June 30, 2003.  This strengthening of the allowance for loan losses reflects the weak economic environment and was needed to address deterioration in credit quality that was evidenced by a higher level of classified loans and non-performing assets.

.....NON-INTEREST INCOME..... Non-interest income for the first six months of 2003 totaled $9.1 million; a $582,000 or 6.0% decrease from the first six months of 2002 performance.  Factors contributing to the lower non-interest income in 2003 included:

* a $758,000 loss realized in the first quarter of 2003 on the sale of approximately 69% of the Company’s mortgage servicing portfolio.  Largely as a result of this sale, the value of the Company’s mortgage servicing rights declined from $6.9 million at December 31, 2002 to $1.8 million at June 30, 2003.  This downsizing of the mortgage servicing asset reduces the level of interest rate risk and earnings volatility at the Company and contributes to a more conservatively positioned balance sheet.

* a $747,000 increase in gains realized on the sale of investment securities as the Company took advantage of the volatility in the market to shorten the investment portfolio duration and also capture profits on certain securities that had risks of accelerated prepayment in today’s low interest rate environment.  These increased gains also helped offset the mortgage servicing impairment charge.

* a $266,000 drop in revenue from bank owned life insurance due to the receipt of a death benefit for an employee insured under the program in the prior year.

* a $558,000 decrease in other income resulting from the Company’s decision to exit the merchant card business in the fourth quarter of 2002 and reduced revenue generated from the sale of annuities due to the lower interest rate environment.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first six months of 2003 totaled $19.9 million; a $1.1 million or 5.2% decrease from the first six months of 2002 performance.  Factors contributing to the lower non-interest expense in 2003 included:

* salaries and employee benefits dropped by $767,000 or 7.5% as on average there were 42 fewer full time equivalent employees when compared to the first half of 2002. The lower salaries expense was partially offset by higher medical insurance costs as a result of premium increases and increased pension expense.

* other expenses declined by $817,000 or 26.3% due to cost cutting in numerous expense categories some of the larger of which included advertising expense, merchant card expense, education expense, and business development expense.

* the Company recognized a $199,000 goodwill impairment loss in the first quarter of 2003 due to the write-off of the goodwill associated with the mortgage banking segment.  This impairment loss was based upon the Company’s analysis of the projected future cashflows in this business segment along with the previously discussed downsizing of the mortgage servicing asset.

* professional fees increased by $364,000 or 22.8% due to higher legal fees, auditing costs and regulatory related costs.

Non-interest expenses, exclusive of the mortgage servicing rights and goodwill impairment charges, declined by $1.2 million from the first six months of 2002.  Overall, this resulted from the Company’s focus on reducing expenses as part of its earnings improvement program.

Additionally, in the third quarter of 2002, the Company recognized a $920,000 restructuring charge associated with the implementation of the earnings improvement program.  At December 31, 2002, the Company had a remaining liability of $555,000 related to the restructuring charge that was recorded within other liabilities on the consolidated balance sheet.  In the first six months of 2003, the Company paid $350,000 for items associated with the restructuring charge.  The remaining liability at June 30, 2003 totals $205,000.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $48,000 in the first six months of 2003.  The Company recognized a provision for income taxes of $182,000 or an effective tax rate of 15.0% in the first half of 2002.  The Company’s recorded tax benefit in 2003 reflects the overall lower level of pre-tax earnings and the tax-free income the Company receives predominantly from bank owned life insurance. This more than offsets the non-deductibility of the goodwill impairment charge for tax purposes.

…..SEGMENT RESULTS.…. Note #16 of the Consolidated Financial Statements presents the results of the Company’s key business segments and identifies their net income contribution and risk-adjusted return on equity (ROE) performance for the three and six month periods ended June 30, 2003 and 2002.  Retail banking was again the largest net income contributor earning $2.0 million or a 15.7% ROE in the first half of 2003.  The retail banking net income contribution is down $535,000 from the first six months of the prior year due to a higher allocated provision for loan losses and reduced net interest income.  The retail banking segment has benefited from lower non-interest expense and increased revenue resulting from higher deposit service charges.

The trust segment’s net income contribution in the first half of 2003 amounted to $420,000 or 26.8% ROE.  The trust segment is focused on continuing to increase the fee revenue generated from union business activities, particularly the ERECT and BUILD Funds, which are collective investment funds for trade union controlled pension fund assets.  The value of assets in these funds has increased by 10% during the first half of 2003 to $225.9 million and this has helped the trust segment keep its level of revenue consistent with the prior year.

The Company has experienced the greatest earnings pressure in the mortgage banking segment which lost $1.5 million in the first half of 2003 compared to a loss of $799,000 in the same 2002 period.  This negative performance reflects the previously discussed $758,000 loss realized on the sale of a significant portion of the Company’s mortgage servicing rights, a $620,000 mortgage servicing impairment charge and a $199,000 goodwill impairment loss.  This downsizing of the mortgage servicing asset, however, reduces the level of interest rate risk and earnings volatility at the Company.

The commercial lending segment also lost $604,000 in the first half of 2003 compared to a positive net income contribution of $312,000 in the first half of 2002.  The loss in 2003 resulted primarily from an increased provision for loan losses and reduced net interest income due to fewer loans outstanding.  The net loss in the investment/parent segment was significantly reduced by $1.3 million in 2003 due to increased revenue earned on leverage assets as a result of higher investment security gains and the expiration of a cashflow hedge that had increased interest expense by $1.2 million in the first half of 2002.

.....BALANCE SHEET..... The Company's total consolidated assets were $1.168 billion at June 30, 2003, compared with $1.176 billion at December 31, 2002, which represents a modest decrease of $7.9 million or 0.70%. This lower level of assets resulted from a $47.4 million or 8.3% decline in total loans and loans held for sale resulting from the continuing prepayment pressures caused by the historically low interest rate environment and reduced new loan production.  Mortgage servicing rights dropped by $5.1 million or 74% due primarily to the completed sale of the servicing rights on approximately $450 million in mortgage loan principal values.  These items were partially offset by a $49.2 million increase in the investment securities portfolio as the cash generated from the net loan paydowns was redeployed into both AFS and HTM securities.

The Company’s deposits totaled $661.9 million at June 30, 2003, which was $8.0 million or 1.2% lower than the December 31, 2002 level due to certificate of deposit run-off.  Total borrowed funds increased by $4.6 million in order to maintain the funding of the earning asset base.  Total stockholders equity decreased by $1.4 million as a result of a drop in accumulated other comprehensive income due to a lower value of the available for sale investment securities portfolio.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at June 30, 2003 of 7.10%, compared to a regulatory minimum of 5.0%.  The Company’s book value per share at June 30, 2003 was $5.48.

 .....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2003	2002	2002
Total loan delinquency (past due
30 to 89 days)	$ 8,192	$17,878	$12,199
Total non-accrual loans	9,872	6,791	5,220
Total non-performing assets*	10,163	6,964	5,668
Loan delinquency, as a percentage
of total loans and loans held
for sale, net of unearned income	1.56%	3.12%	2.03%
Non-accrual loans, as a percentage
of total loans and loans held
for sale, net of unearned income	1.88	1.19	0.87
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	1.93	1.22	0.94

     *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

The $9.7 million decline in total loan delinquency between December 31, 2002 and June 30, 2003 was due to the transfer of a $4.8 million commercial mortgage loan into non-accrual status and reduced levels of commercial and residential mortgage loan delinquency.  The transfer of the $4.8 million commercial mortgage loan into non-accrual status was also the primary cause of the noted increase in non-accrual loans and non-performing assets and the corresponding ratios.  This loan is to a borrower in the personal care industry and is supported by an 80% guarantee by the U.S. Department of Agriculture and is secured by a first mortgage on the personal care facility.  The 20% unguaranteed portion was rated doubtful at June 30, 2003 and the Company had established an allocation of $500,000 within the allowance for loan losses for this credit.

In addition to the non-performing assets, the Company is concerned with the performance of a $4.7 million commercial exposure to a borrower in the paper manufacturing industry.  As of July 31, 2003, the borrower is in default of their contractual payments.  It is possible that the default will continue and the loans could become a non-performing asset by September 30, 2003.  $3.7 million of this credit is supported by an 80% guarantee by the US Department of Agriculture and is secured by a first mortgage on the paper manufacturing facility.  The remaining portion of exposure represents balances outstanding under an asset-based line of credit that is secured by lock box receivables, inventory, and equity in a residential property.  At June 30, 2003, the Company had established an allocation of $596,000 within the allowance for loan losses for this credit.

At all dates presented, the Company had no troubled debt restructurings that involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2003	2002	2002
Allowance for loan losses	$11,916	$10,035	$ 5,518
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	2.27%	1.75%	0.92%
total delinquent loans
(past due 30 to 89 days)	145.46	56.13	45.23
total non-accrual loans	120.71	147.77	105.71
total non-performing assets	117.25	144.10	97.35

Since December 31, 2002, the Company’s loan loss reserve coverage of total non-performing assets declined to 117% due to the previously discussed increase in non-performing assets.  The allowance for loan losses to total loans and total delinquent loans ratios have increased to 2.27% and 145% respectively due to the net paydown of the loan portfolio and the building of the allowance for loan losses to address credit quality deterioration.

.....INTEREST RATE SENSITIVITY..... Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital.  The management and measurement of interest rate risk at the Company is performed by using the following tools:  1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods.  The simulation modeling incorporates changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3) static "GAP" analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time.  The overall interest rate risk position and strategies are reviewed by senior management and the Company's Board of Directors on an ongoing basis.

Management places primary emphasis on simulation modeling to manage and measure interest rate risk.  The Company's asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/- 7.5% based upon varied economic rate forecasts which include interest rate movements of at least 200 basis points.  Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates.  The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity.  The interest rate scenarios in the table compare the Company’s base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate increases of 200 basis points and immediate interest rate decreases of 100 basis points.  Under the current historically low interest rate environment, a declining 200 basis point or greater scenario is improbable and therefore is of limited value.  Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s existing balance sheet that was developed under the flat interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	1.8%	61.0%
100bp decrease	(8.6)%	(46.9)%

As indicated in the table, the maximum positive variability of the Company’s net interest income was 1.8% under an upward rate shock forecast reflecting a 200 basis point increase in interest rates.  Market value of portfolio equity increased by 61.0% under this same scenario due to increased value of the Company’s core deposit base. The maximum negative variability of net interest income and market value of portfolio equity occurred in a 100 basis point downward rate shock and reflects further impairment of the remaining mortgage servicing rights in a falling interest rate environment along with a reduced value for core deposits and a greater liability for fixed rate FHLB advances.  Net interest income in the declining rate forecast was also negatively impacted by the Company’s inability to further reduce certain core deposit costs given the historic lows of current interest rates.  Note that the fair value hedge executed in June 2003 helped reduce the Company’s exposure to flat and declining interest rates.

.....LIQUIDITY...... Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $1.0 million from December 31, 2002, to June 30, 2003, due to $4.6 million of cash provided by operating activities and $1.6 million of cash provided by investing activities.  This was partially offset by $5.1 million of cash used by financing activities.  Within investing activities, cash used to purchase new investment securities exceeded proceeds from investment security maturities and sales by $50.2 million.  Cash advanced for new loan fundings and purchases totaled $88.4 million and was $48.3 million less than the cash received from loan principal payments and sales.  Within financing activities, payments for maturing certificates of deposit exceeded proceeds from new certificates of deposit by $8.8 million.

The Company used $1.5 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first six months of 2003. As a result of an income tax refund that was received in the second quarter of 2003, the Parent Company has ample available cash to continue to make the dividend payment on the trust preferred securities through the third quarter of 2003.  The Company presently anticipates that it will be able to upstream enough dividends from its non-bank subsidiaries to make the fourth quarter 2003 trust preferred dividend payment.  The payment of the trust preferred dividend beyond 2003 is dependent upon the subsidiary bank returning to consistent profitability so that it can resume upstreaming dividends to the Parent Company.  The subsidiary bank must first recoup the $2.6 million net loss that it incurred for the year ended December 31, 2002 before these dividend upstreams can resume.  Through June 30, 2003, the bank had earned $981,000 leaving a remaining loss to be recouped of $1.7 million.

.....CONTRACTURAL OBLIGATIONS…..  As of June 30, 2003, the Company’s significant fixed and determinable contractual obligations are discussed in Note #14 of the Consolidated Financial Statements.

.....CAPITAL RESOURCES..... As presented in Note #15 of the Consolidated Financial Statements, the Company continues to be considered well capitalized as the asset leverage ratio was 7.10% and the Tier 1 capital ratio was 13.19% at June 30, 2003.  Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At June 30, 2003, accumulated other comprehensive income amounted to $4.2 million.  Additionally, the Company has generated approximately $716,000 of tangible capital in 2003 due to the amortization of core deposit intangible assets.

The Company exceeds all regulatory capital ratios for each of the periods presented.  Furthermore, both the Company and the Bank are considered “well capitalized” under all applicable FDIC regulations.  The Company anticipates that it will build its capital ratios during the remaining six months of 2003.

As a result of the net loss incurred for the year ended December 31, 2002, the Company announced on January 24, 2003 that it suspended its common stock cash dividend.  The Company had declared and paid common stock cash dividends of $0.18 per share in the first half of 2002.  While the Company has not repurchased any of its own shares since the year 2000, the Company has also suspended its treasury stock repurchase program.  For so long as the Company and the Board of Directors are parties to the Memorandum of Understanding, reinstatement of either the common stock dividend or the treasury stock repurchase program will require the prior written approval of the Company’s primary regulators – the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.  (See Note #15, Regulatory Matters, for further discussion of the Memorandum Of Understanding.)

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

(b) Changes in Internal Controls.  Except as discussed herein, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the date of the evaluation thereof, nor, except as noted herein, were any corrective actions taken to address significant deficiencies or material weaknesses in internal controls.  The Company has identified material weaknesses in its credit administration processes.  In particular, the Company has concluded that, although its credit and credit administration policies are sound, adherence to these policies has not been consistent.  This resulted in incomplete or dated information in credit files.  The Company did, however, make a concerted effort in the fourth quarter of 2002 and first half of 2003 to obtain the most current information for the credit files.  The resulting analysis of this updated information led to a rating downgrade for numerous credits which contributed to an increased level of criticized and classified loans.  This deterioration of credit quality combined with continued economic weakness were factors that contributed to a significant addition to the allowance for loan losses in the fourth quarter of 2002 and first quarter of 2003.

 In addition, the Company has implemented changes to more closely monitor adherence to credit and credit administration policies.  The Company has reviewed, redesigned and implemented procedures and processes to support these policies and strengthen credit controls.  Procedures that were initiated in the fourth quarter 2002 to obtain timely credit file information and to strengthen loan funding controls are being consistently applied on an ongoing basis.  These procedures and controls will support consistent adherence to sound credit and credit administration policies.

#

Part II     Other Information

Item 4.     Submission of matters to a Vote of Security Holders

The annual meeting of the shareholders of AMERISERV FINANCIAL, Inc. was held on April 22, 2003.  The result of the items submitted for a vote was as follows:

	Number of Votes	% of Total
	Cast for Class II	Outstanding
	Director	Shares Voted

J. Michael Adams, Jr.	10,618,003	96.1
Edward J Cernic, Sr.	10,481,803	94.8
Margaret A. O’Malley	10,574,353	95.7
Mark E. Pasquerilla	10,584,138	95.8
Thomas C. Slater	10,525,462	95.2

The Company received the following proposal from a private investor for submission of a vote:

That the stockholders of AMERISERV FINANCIAL, Inc. hereby request that the Board of Directors immediately engage the services of a professional advisory firm to develop a strategic direction for the Company that will enhance shareholder value.  The result of the vote was 6,708,661 FOR votes or 60.7% in favor of the proposal.

Item 5.     Other Information

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

3.2	Bylaws, Exhibit 3.2 to the Registrant’s Form 10-Q for the period ended June 30, 2003.

15.1	Report of Deloitte & Touche LLP regarding unaudited interim financial statement information.

99.1	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b)    Reports on Form 8-K:

On April 22, 2003, the Company filed an 8-K announcing its First Quarter 2003 results of operations.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: August 11, 2003	/s/Craig G. Ford
Craig G. Ford
Chairman, President and
Chief Executive Officer

Date: August 11, 2003	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and
Chief Financial Officer

#

I, Craig G. Ford, Chief Executive Officer of AmeriServ Financial, Inc. (ASF), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of ASF;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of ASF as of, and for, the periods presented in this report;

4.  ASF’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for ASF and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to ASF, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting to be designed under our supervision, or caused such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

(c) Evaluated the effectiveness of ASF's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in ASF's internal control over financial reporting that occurred during ASF's most recent fiscal quarter (ASF's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, ASF's internal control over financial reporting; and

5.  ASF's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to ASF's auditors and the audit committee of ASF's board of directors:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect ASF's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in ASF's internal control over financial reporting.

Date: August 11, 2003	/s/Craig G. Ford
Craig G. Ford
Chairman, President & CEO

I, Jeffrey A. Stopko, Chief Financial Officer of AmeriServ Financial, Inc. (ASF), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of ASF;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of ASF as of, and for, the periods presented in this report;

4.  ASF’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for ASF and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to ASF, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting to be designed under our supervision, or caused such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

(c) Evaluated the effectiveness of ASF's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in ASF's internal control over financial reporting that occurred during ASF's most recent fiscal quarter (ASF's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, ASF's internal control over financial reporting; and

5.  ASF's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to ASF's auditors and the audit committee of ASF's board of directors:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect ASF's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in ASF's internal control over financial reporting.

Date: August 11, 2003	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Sr. Vice President & CFO

#

STATEMENT OF MANAGEMENT RESPONSIBILITY

August 6, 2003

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

#

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

AmeriServ Financial, Inc.

Johnstown, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of June 30, 2003, the related consolidated statements of operations for the three-month and six-month periods then ended, changes in stockholders’ equity and cash flows for the six-month period then ended.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures  and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of the AmeriServ Financial, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2003 (February 28, 2003 as to Notes 9 and 24), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

August 6, 2003

#

Exhibit 15.1

August 11, 2003

AmeriServ Financial, Inc.

216 Franklin St., P.O. Box 430

Johnstown, PA  15907

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of AmeriServ Financial, Inc. and subsidiaries for the period ended June 30, 2003, as indicated in our report dated August 6, 2003; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated by reference in Registration Statement No. 33-56604 on Form S-3; Registration Statement No. 33-53935 on Form S-8; Registration Statement No. 33-55845 on Form S-8; Registration Statement No. 33-55207 on Form S-8; and Registration Statement No. 33-55211 on Form S-8.

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

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Craig G. Ford, Interim Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Craig G. Ford

Craig G. Ford

Chairman, President and

Chief Executive Officer

August 11, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

August 11, 2003

#