Form 10-Q
period 2003-09-30
AMERISERV FINANCIAL INC /PA/
filed 2003-11-12
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                         September 30, 2003

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

               Class

        Outstanding at November 3, 2003

Common Stock, par value $2.50

                13,952,907

per share

AmeriServ Financial, Inc.

#

      AmeriServ Financial, Inc.

                                                        CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,	September 30,
	2003	2002	2002
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$ 28,144	$ 26,812	$ 28,002
Interest bearing deposits	716	362	327
Investment securities:
Available for sale	549,099	490,701	491,861
Held to maturity (market value $28,429 on September 30, 2003, and $15,320 on December 31, 2002)	28,275	15,077	-
Loans held for sale	2,442	4,217	4,015
Loans	497,918	573,641	595,832
Less: Unearned income	3,409	4,881	5,562
Allowance for loan losses	11,872	10,035	5,757
Net loans	482,637	558,725	584,513
Premises and equipment, net	11,515	12,674	12,967
Accrued income receivable	5,255	6,069	6,404
Mortgage servicing rights	1,859	6,917	5,146
Goodwill	9,544	9,743	9,743
Core deposit intangibles	5,077	6,151	6,509
Bank owned life insurance	29,211	28,301	27,990
Other assets	7,141	9,801	5,201
TOTAL ASSETS	$ 1,160,915	$ 1,175,550	$ 1,182,678

LIABILITIES
Non-interest bearing deposits	$ 94,382	$ 99,226	$ 101,439
Interest bearing deposits	554,462	570,703	573,134
Total deposits	648,844	669,929	674,573
Federal funds purchased and securities sold under
agreements to repurchase	10,900	9,225	4,650
Other short-term borrowings	101,029	91,563	86,683
Advances from Federal Home Loan Bank	281,071	274,847	284,855
Guaranteed junior subordinated deferrable interest debentures	34,500	34,500	34,500
Total borrowed funds	427,500	410,135	410,688
Other liabilities	11,883	17,730	17,706
TOTAL LIABILITIES	1,088,227	1,097,794	1,102,967

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 18,040,302 shares issued and 13,949,383 outstanding on September 30, 2003; 17,989,221 shares issued and 13,898,302 outstanding on December 31, 2002; 17,902,514 shares issued and 13,811,595 outstanding on September 30, 2002	45,101	44,973	45,146
Treasury stock at cost, 4,090,919 shares for all periods presented	(65,824)	(65,824)	(65,824)
Capital surplus	66,791	66,755	67,026
Retained earnings	26,416	26,047	28,427
Unearned compensation	-	-	(584)
Accumulated other comprehensive income	204	5,805	5,520
TOTAL STOCKHOLDERS' EQUITY	72,688	77,756	79,711
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,160,915	$ 1,175,550	$ 1,182,678

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 8,044	$ 10,191	$ 25,722	$ 31,187
Deposits with banks	9	70	46	246
Federal funds sold and securities purchased under agreements to repurchase	-	1	-	9
Investment securities:
Available for sale	4,745	5,940	15,460	19,091
Held to maturity	281	-	820	-
Total Interest Income	13,079	16,202	42,048	50,533

INTEREST EXPENSE
Deposits	2,765	4,015	8,870	12,519
Federal funds purchased and securities sold under agreements to repurchase	8	13	25	43
Other short-term borrowings	323	325	1,027	613
Advances from Federal Home Loan Bank	3,547	4,315	11,129	14,454
Guaranteed junior subordinated deferrable interest debentures	740	740	2,220	2,220
Total Interest Expense	7,383	9,408	23,271	29,849

NET INTEREST INCOME	5,696	6,794	18,777	20,684
Provision for loan losses	384	3,380	2,577	4,735

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,312	3,414	16,200	15,949

NON-INTEREST INCOME
Trust fees	1,254	1,077	3,760	3,591
Net realized gains on investment securities	402	1,356	3,100	3,307
Net realized gains on loans held for sale	165	160	559	425
Service charges on deposit accounts	812	732	2,379	2,100
Net mortgage servicing fees	55	97	203	312
Bank owned life insurance	305	309	910	1,180
Loss on sale of mortgage servicing	-	-	(758)	-
Other income	989	1,198	2,919	3,686
Total Non-Interest Income	3,982	4,929	13,072	14,601

NON-INTEREST EXPENSE
Salaries and employee benefits	4,729	5,342	14,235	15,615
Net occupancy expense	682	682	2,135	2,171
Equipment expense	692	741	2,259	2,292
Professional fees	951	1,057	2,912	2,654
Supplies, postage and freight	326	371	1,040	1,123
Miscellaneous taxes and insurance	398	398	1,221	1,219
FDIC deposit insurance expense	75	28	129	86
Amortization of core deposit intangibles	358	358	1,074	1,074
Impairment (credit) charge for mortgage servicing rights	(230)	3,034	390	3,698
Goodwill impairment loss	-	-	199	-
Wholesale mortgage production exit costs	-	-	-	(40)
Restructuring costs	-	920	-	920
Other expense	1,131	2,074	3,424	5,184
Total Non-Interest Expense	$ 9,112	$ 15,005	$29,018	$ 35,996

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENTS OF OPERATIONS

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

 Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

INCOME (LOSS) BEFORE INCOME TAXES	$ 182	$ (6,662)	$ 254	$ (5,446)
Benefit for income taxes	(67)	(2,438)	(115)	(2,256)

NET INCOME (LOSS)	$ 249	$ (4,224)	$ 369	$ (3,190)

PER COMMON SHARE DATA:
Basic:
Net income (loss)	$ 0.02	$ (0.31)	$ 0.03	$ (0.23)
Average shares outstanding	13,946	13,800	13,935	13,746
Diluted:
Net income (loss)	$ 0.02	$ (0.31)	$ 0.03	$ (0.23)
Average shares outstanding	13,955	13,801	13,941	13,766
Cash dividends declared	$ -	$ 0.09	$ -	$ 0.27

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                          (In thousands)

Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

PREFERRED STOCK

Balance at beginning of period	$ -	$ -
Balance at end of period	-	-

COMMON STOCK

Balance at beginning of period	44,973	44,333
Stock options exercised / new shares issued	128	813
Balance at end of period	45,101	45,146

TREASURY STOCK

Balance at beginning of period	(65,824)	(65,824)
Treasury stock, purchased at cost	-	-
Balance at end of period	(65,824)	(65,824)

CAPITAL SURPLUS

Balance at beginning of period	66,755	66,423
Stock options exercised / new shares issued	36	603
Balance at end of period	66,791	67,026

RETAINED EARNINGS

Balance at beginning of period	26,047	35,329
Net income	369	(3,190)
Cash dividends declared	-	(3,712)
Balance at end of period	26,416	28,427

UNEARNED COMPENSATION

Balance at beginning of period	-	-
Supplemental executive retirement plan	-	(584)
Balance at end of period	-	(584)

ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

Balance at beginning of period	5,805	(771)
Other comprehensive (loss) income, net of tax	(5,601)	6,291
Balance at end of period	204	5,520

TOTAL STOCKHOLDERS' EQUITY	$ 72,688	$ 79,711

See accompanying notes to consolidated financial statements.

      AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002
OPERATING ACTIVITIES
Net income (loss)	$ 369	$ (3,190)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	2,577	4,735
Depreciation expense	1,606	1,451
Amortization expense of core deposit intangibles	1,074	1,074
Goodwill impairment loss	199	-
Amortization expense of mortgage servicing rights	632	1,301
Impairment charge for mortgage servicing rights	390	3,698
Net amortization of investment securities	2,385	1,248
Net realized gains on investment securities	(3,100)	(3,307)
Net realized gains on loans and loans held for sale	(559)	(425)
Net realized losses on mortgage servicing rights	758	-
Origination of mortgage loans held for sale	(53,228)	(44,057)
Sales of mortgage loans held for sale	55,003	46,222
Decrease in accrued income receivable	814	263
Decrease in accrued expense payable	(1,585)	(1,795)
Net cash provided by operating activities	7,335	7,218

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(508,192)	(593,475)
Purchases of investment securities and other short-term investments -
held to maturity	(18,221)	-
Proceeds from maturities of investment securities and
other short-term investments – available for sale	119,475	106,336
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	4,949	-
Proceeds from sales of investment securities and
other short-term investments – available for sale	322,492	504,675
Long-term loans originated	(60,463)	(137,174)
Loans held for sale	(2,442)	(4,015)
Principal collected on long-term loans	151,968	158,138
Loans purchased or participated	(16,315)	(19,535)
Loans sold or participated	-	103
Net decrease in other short-term loans	1,322	1,131
Purchases of premises and equipment	(772)	(952)
Sale/retirement of premises and equipment	325	-
Net sale (purchase) of mortgage servicing rights	3,278	(2,317)
Net decrease (increase) in other assets	4,765	(3,438)
Net cash provided by investing activities	2,169	9,477

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	204,951	242,146
Payments for maturing certificates of deposit	(216,259)	(246,178)
Net (decrease) increase in demand and savings deposits	(9,777)	2,259
Net increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	11,141	78,479
Net principal borrowings (repayments) of advances from FHLB	6,224	(92,456)
Common stock cash dividends paid	-	(3,712)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(2,187)	(2,187)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	164	832
Net (decrease) increase in other liabilities	(2,075)	3,330
Net cash used by financing activities	(7,818)	(17,487)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	1,686	(792)
CASH EQUIVALENTS AT JANUARY 1	27,174	29,121
CASH EQUIVALENTS AT SEPTEMBER 30	$ 28,860	$ 28,329

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), AmeriServ Associates, Inc., (AmeriServ Associates) and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 23 locations in Pennsylvania.  Standard Mortgage Corporation of Georgia (SMC), a subsidiary of the Bank, is a mortgage banking company whose business includes the servicing of mortgage loans. AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.  The Trust Company offers a complete range of trust and financial services and has $1.0 billion in assets under management.  The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.

In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, and marketing. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

2.

Basis of Preparation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included.  They are not, however, necessarily indicative of the results of consolidated operations for a full year.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

3.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes.  Options to purchase 296,276 and 467,582 shares of common stock were outstanding as of September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

Stock Based Compensation

Employee compensation expense under stock options is reported using the intrinsic value method.  The following pro forma information regarding net income and earnings per share assumes stock options granted subsequent to December 31, 1994, had been accounted for under the fair value method and the estimated fair value of the options is amortized to expense over the vesting period.  Compensation expense, net of related tax, of $15,000 and $46,000 for the three and nine months ended September 30, 2003, and $17,000 and $46,000 for the three and nine months ended September 30, 2002, respectively, is included in the pro forma net income as reported below.

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Pro forma net income	$234	$(4,241)	$323	$(3,236)
Pro forma earnings per share:
Basic	$0.02	$ (0.31)	$0.02	$ (0.24)
Diluted	$0.02	$ (0.31)	$0.02	$ (0.24)

The fair value was estimated at the grant dates using a Black-Scholes option pricing model with the following weighted average assumptions for September 30, 2003 and 2002, respectively: risk-free interest rates ranging from 2.97% to 3.93% and 3.97% to 5.07%, expected dividend yields of zero and 5.29% to 12.41%, expected volatility ranging from 36.4% to 36.5% and 30.2% to 34.1%, expected lives of ten years for both periods.

4.

Comprehensive Income

For the Company, comprehensive income primarily includes net income, unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cashflow hedges.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Net income (loss)	$ 249	$(4,224)	$ 369	$ (3,190)

Other comprehensive income (loss), before tax:

Gains on cashflow hedges arising during period	-	-	-	1,231
Minimum pension liability adjustment	-	-	-	(173)
Unrealized holding gains (losses) arising during period on investment securities available for sale	(5,718)	5,075	(5,517)	11,781
Less: reclassification adjustment for gains
included in net income	402	1,356	3,100	3,307
Other comprehensive income (loss), before tax:	(6,120)	3,719	(8,617)	9,532
Income tax expense (benefit) related to items
of other comprehensive income	(2,142)	1,264	(3,016)	3,241
Other comprehensive income (loss), net of tax:	(3,978)	2,455	(5,601)	6,291

Comprehensive income (loss)	$(3,729)	$(1,769)	$ (5,232)	$ 3,101

5.

Consolidated Statement of Cash Flows

On a consolidated basis, cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  For the Parent Company, cash equivalents also include short-term investments that have an overnight maturity.  The Company made $109,000 in income tax payments in the first nine months of 2003 as compared to $584,000 for the first nine months of 2002.  Total interest expense paid amounted to $24,856,000 in 2003's first nine months compared to $31,661,000 in the same 2002 period.

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

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

September 30, 2003		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 22,467	$ 497	$ -	$ 22,964
U.S. Agency	11,692	52	(3)	11,741
U.S. Agency mortgage-
backed securities	480,861	2,776	(3,011)	480,626
Other securities(1)	33,765	23	(20)	33,768
Total	$ 548,785	$ 3,348	$ (3,034)	$ 549,099

(1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity (HTM):

September 30, 2003		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Agency	$ 8,106	$ -	$ (111)	$ 7,995
U.S. Agency mortgage-
backed securities	20,169	265	-	20,434
Total	$ 28,275	$ 265	$ (111)	$ 28,429

Investment securities available for sale (AFS):

September 30, 2002		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 12,169	$ 354	$ -	$ 12,523
U.S. Agency	16,345	307	-	16,652
State and municipal	1,262	49	-	1,311
U.S. Agency mortgage-
backed securities	411,122	8,132	(64)	419,190
Other securities(1)	42,205	-	(20)	42,185
Total	$ 483,103	$ 8,842	$ (84)	$ 491,861

(1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At September 30, 2003, 97.6% of the portfolio was rated "AAA" compared to 95.3% at September 30, 2002. Approximately 0.9% of the portfolio was rated below "A" or unrated at September 30, 2003.

7.

Loans Held for Sale

At September 30, 2003, $2,442,000 of newly originated fixed-rate residential mortgage loans were classified as held for sale, because it is management's intent to sell these residential mortgage loans.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net realized gains on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statements of Operations.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Company has intent to sell to an outside investor.  Due to the short-term nature of these loan commitments (usually 60 days or less) and the minimal historical dollar amount of commitments outstanding, the corresponding impact on the Company’s financial condition and results of operation has not been material.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2003	December 31, 2002	September 30, 2002
Commercial	$ 70,837	$ 89,127	$ 91,560
Commercial loans secured
by real estate	194,872	222,854	232,051
Real estate – mortgage	202,363	229,154	238,834
Consumer	29,846	32,506	33,387
Loans	497,918	573,641	595,832
Less: Unearned income	3,409	4,881	5,562
Loans, net of unearned income	$ 494,509	$ 568,760	$ 590,270

Real estate-construction loans comprised 4.5%, 7.2%, and 7.7% of total loans, net of unearned income, at September 30, 2003, December 31, 2002, and September 31, 2002, respectively.  The Company has no direct credit exposure to foreign countries.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Balance at beginning of period	$11,916	$ 5,518	$10,035	$ 5,830
Charge-offs:
Commercial	(272)	(3,071)	(274)	(5,103)
Real estate-mortgage	(106)	(117)	(287)	(235)
Consumer	(133)	(80)	(338)	(215)
Total charge-offs	(511)	(3,268)	(899)	(5,553)
Recoveries:
Commercial	33	38	50	577
Real estate-mortgage	21	55	36	79
Consumer	29	34	73	89
Total recoveries	83	127	159	745

Net charge-offs	(428)	(3,141)	(740)	(4,808)
Provision for loan losses	384	3,380	2,577	4,735
Balance at end of period	$ 11,872	$ 5,757	$ 11,872	$ 5,757

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.33%	2.08%	0.18%	1.08%
Annualized provision for loan losses	0.30	2.24	0.64	1.07
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	2.39	0.97	2.39	0.97
Total classified loans	$35,887	$13,816	$35,887	$13,816

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

The Company had loans totaling $12,906,000 and $8,282,000 being specifically identified as impaired and a corresponding reserve allocation of $1,794,000 and $448,000 at September 30, 2003, and September 30, 2002, respectively.  The average outstanding balance for loans being specifically identified as impaired was $12,299,000 for the nine months of 2003 compared to $10,421,000 for the nine months of 2002.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired loans during the first nine months of 2003 was $330,000, compared to $298,000 for the first nine months of 2002.

The following table sets forth the allocation of the allowance for loan losses among various categories.  This allocation is determined using the quarterly process which was discussed above. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

		September 30, 2003		December 31, 2002		September 30, 2002
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category		Category		Category
	Amount	To Loans	Amount	to Loans	Amount	to Loans
Commercial	$ 2,388	14.3%	$ 1,932	15.6%	$ 1,572	15.4%
Commercial
loans secured
by real estate	7,236	39.2	5,968	38.9	2,423	39.0
Real estate -
Mortgage	419	41.2	469	40.7	417	40.9
Consumer	818	5.3	826	4.8	641	4.7
Allocation to
general risk	1,011	-	840	-	704	-
Total	$11,872	100.0%	$10,035	100.0%	$ 5,757	100.0%

Even though residential real estate-mortgage loans comprise approximately 41% of the Company's total loan portfolio, only $419,000 or 3.5% of the total allowance for loan losses is allocated against this loan category.  The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.  The Company has strengthened its allocations to the commercial and commercial real-estate components of the loan portfolio during 2003 and 2002.  Factors considered by the Company that led to increased qualitative allocations to the commercial segments of the portfolio included:  the slowing of the national and regional economies and its corresponding impact on the Company’s loan delinquency trends, the increase in concentration risk among our 25 largest borrowers compared to total loans and the overall growth in the average size associated with these credits and a continued but reduced number of financial information and documentation exceptions.

At September 30, 2003, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.  The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur.  (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note #9.)

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2003	2002	2002

Non-accrual loans	$ 10,276	$ 6,791	$ 4,967
Loans past due 90
days or more	488	50	223
Other real estate owned	463	123	217
Total non-performing assets	$ 11,227	$ 6,964	$ 5,407
Total non-performing
assets as a percent
of loans and loans
held for sale, net
of unearned income,
and other real estate owned	2.26%	1.22%	0.91%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Interest income due in accordance
with original terms	$166	$ 101	$519	$343
Less: interest income recorded	4	-	101	1
Net reduction in interest income	$162	$ 101	$418	$342

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

The following table summarizes the interest rate transactions that impacted the Company’s nine month 2003 and 2002 performance:

				Fixed	Floating		Decrease
Hedge	Notional	Start	Termination	Rate	Rate	Repricing	in Interest
Type	Amount	Date	Date	Received	Paid	Frequency	Expense
2003
Fair value	$ 50,000,000	6-09-03	9-22-10	2.58%	1.06%	Quarterly	$(238,000)

				Fixed	Floating		Increase
Hedge	Notional	Start	Termination	Rate	Rate	Repricing	in Interest
Type	Amount	Date	Date	Paid	Received	Frequency	Expense
	2002		Matured
Cashflow	$ 80,000,000	4-13-00	4-15-02	6.92%	1.91%	Expired	$1,161,000

The Company believes that its exposure to credit loss in the event of nonperformance by its counterparty (which is Regions Bank) is remote.  The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy.  This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions.  All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors.  The Company had no interest rate caps or floors outstanding for the periods presented.

13.

Intangible Assets

The Company’s balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill).  On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” under which goodwill and other intangible assets with indefinite lives are not amortized.  Such intangibles were evaluated for impairment as of January 1, 2002 (any such impairment at the date of adoption would have been reflected as a change in accounting principle).  In addition, each year, the Company evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense.   The Company’s only intangible, other than goodwill, is its core deposit intangible, which the Company currently believes has a finite life.  The Company completed its initial goodwill impairment test based on data from June 30, 2002.  This evaluation indicated that there was no impairment of the Company’s goodwill.

During the three month period ended March 31, 2003, under SFAS #142 the Company had a triggering event specific to the mortgage banking segment level.  This event was the sale of approximately 69% of its total servicing portfolio.  As a result, the Company reevaluated the $199,000 of goodwill that was allocated to the mortgage banking segment and determined that it was impaired based upon its analysis of the projected future cashflows in this business segment.  The resulting impairment charge eliminated all goodwill allocated to this segment and has been reflected as an operating expense for the nine months ended September 30, 2003.  The Company’s remaining goodwill of $9.5 million is allocated to the retail banking segment and was evaluated for impairment during the third quarter of 2003 on its annual impairment evaluation date.  The result of this evaluation indicated that the Company’s goodwill had no impairment.  The Company hired an independent consultant to review and test the methodology used in this evaluation.  The result of this study indicated that the Company’s evaluation process was valid.

As of September 30, 2003, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $12.5 million.   The weighted average amortization period of the Company’s core deposit intangibles at September 30, 2003, is 4.75 years. Amortization expense for the nine months ended September 30, 2003 totaled $1,074,000. Estimated amortization expense for the remainder of 2003 and the next five years is summarized as follows (in thousands):

Remaining 2003	$ 358
2004	1,007
2005	865
2006	865
2007	865
2008	865

14.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings consist of the following at September 30, 2003, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 101,029	1.40%

Advances and wholesale repurchase	2003	55,000	1.35
Agreements	2004	-	-
	2005	15,000	6.74
	2006	-	-
	2007	-	-
	2008 and after	211,071	5.98

Total advances and wholesale		281,071	5.11
repurchase agreements

Total FHLB borrowings		$ 382,100	4.13%

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 99,622	16.73%	$ 47,648	8.00%	$ 59,560	10.00%
Bank	94,006	15.86	47,412	8.00	59,265	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	81,774	13.73	23,824	4.00	35,736	6.00
Bank	86,598	14.61	23,706	4.00	35,559	6.00

Tier 1 Capital (to Average Assets)
Consolidated	81,774	7.19	45,513	4.00	56,892	5.00
Bank	86,598	7.66	45,245	4.00	56,556	5.00

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

The contribution of the major business segments to the consolidated results for the three and nine months periods of 2003 and 2002 were as follows (in thousands, except ratios):

	Three months ended		Nine months ended
	September 30, 2003		September 30, 2003	September 30, 2003
	Net income (loss)	Risk adjusted return on equity	Net income (loss)	Risk adjusted return on equity	Total assets
Retail banking	$ 1,107	17.7%	$ 3,077	16.4%	$ 370,016
Commercial lending	44	2.7	(560)	(6.7)	206,010
Mortgage banking	(3)	(0.3)	(1,552)	(49.8)	3,833
Trust	187	21.1	607	24.8	1,746
Other fee based	13	3.4	80	6.6	2,250
Investment/Parent	(1,099)	(13.6)	(1,283)	(5.7)	577,060
Total	$ 249	1.4%	$ 369	0.7%	$1,160,915

	Three months ended		Nine Months ended
	September 30, 2002		September 30, 2002	September 30, 2002
	Net income (loss)	Risk adjusted return on equity	Net income (loss)	Risk adjusted return on equity	Total assets
Retail banking	$ 764	11.1%	$ 3,269	15.5%	$ 404,382
Commercial lending	(1,880)	(42.1)	(1,568)	(12.3)	267,159
Mortgage banking	(2,220)	(215.5)	(3,019)	(95.0)	14,477
Trust	31	4.2	471	20.4	1,874
Other fee based	(21)	(4.2)	44	3.0	2,925
Investment/Parent	(898)	(12.3)	(2,387)	(11.9)	491,861
Total	$ (4,224)	(20.2)%	$ (3,190)	(5.2)%	$1,182,678

17.

Commitments and Contingent Liabilities

The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of our consumers.  These risks derive from commitments to extend credit and standby letters of credit.  The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Company had various outstanding commitments to extend credit approximating $80.4 million and standby letters of credit of $3.2 million as of September 30, 2003.  Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position or results of operation.

#

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS

("M.D.& A.")

THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. THREE MONTHS ENDED SEPTEMBER 30, 2002

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three Months Ended	Three Months Ended
	September 30, 2003	September 30, 2002
Net income	$ 249	$ (4,224)
Diluted earnings per share	0.02	(0.31)
Return on average equity	1.35%	(20.19)%

 The Company completed its second consecutive quarter of profitability by reporting net income for the third quarter of 2003 of $249,000 or $0.02 per diluted share.  This represents significant improvement and a dramatic turnaround from the net loss of $4.2 million or $0.31 per share reported in the third quarter of 2002.  As a result of the positive second and third quarter 2003 performance, the Company is also profitable for the nine month period ended September 30, 2003 with net income of $369,000 or $0.03 per diluted share compared to a net loss of $3.2 million or $0.23 per share for the same period in 2002.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the third quarter of 2003 to the third quarter of 2002 (in thousands, except percentages):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	$ Change	% Change
Interest income	$ 13,079	$ 16,202	$(3,123)	(19.3)%
Interest expense	7,383	9,408	(2,025)	(21.5)
Net interest income	5,696	6,794	(1,098)	(16.2)
Tax-equivalent adjustment	10	20	(10)	(50.0)
Net tax-equivalent interest income	$ 5,706	$ 6,814	$(1,108)	(16.3)

Net interest margin	2.14%	2.48%	(0.34)	N/M

N/M - not meaningful

The Company’s net interest income in the third quarter of 2003 decreased by $1.1 million from the prior year third quarter due to a reduced level of earning assets and a 34 basis point decline in the net interest margin to 2.14%.   Loan portfolio shrinkage experienced during 2003 was a predominant factor contributing to both the lower level of earning assets and the net interest margin contraction.  The overall net decrease in loans reflects continuing prepayment pressures caused by the historically low interest rate environment and the Company’s internal focus on improving asset quality.  The Company has restructured of its lending division during the first nine months of 2003 and is now better positioned to generate increased new loan production in the last quarter of the year.

The record rate of mortgage refinancings also contributed to accelerated prepayments on the Company’s mortgage backed securities portfolio.  This caused an approximate $500,000 increase in amortization expense on premiums associated with the mortgage-backed securities thus reducing the yield earned on the investment securities portfolio.  The Company believes that the after-effect of the significant May-June refinancing wave is now largely completed and the negative earnings impact related to these accelerated prepayments should decline in the fourth quarter.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the third quarter of 2003 decreased by $3.1 million or 19.3% when compared to the same 2002 quarter. This decrease was due to a $22.5 million decline in average earning assets and a 104 basis point drop in the earning asset yield.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 137 basis points to 3.55% while the yield on the total loan portfolio decreased by 46 basis points to 6.28%. Both of these declines reflect the lower interest rate environment in place in 2003 as the Federal Reserve reduced the federal funds rate by an unprecedented 550 basis points since 2001 in an effort to stimulate economic growth.  These significant rate reductions have caused accelerated asset prepayments as borrowers have elected to refinance their higher fixed rate loans into lower cost loans.  The securities portfolio yield was also negatively impacted by the previously mentioned $500,000 increase in amortization expense on premiums associated with the mortgage-backed securities.

The $22.5 million decline in the volume of average earning assets was due to a $94.1 million or 15.9% reduction in average loans outstanding which more than offset growth in both AFS and HTM investment securities.  The loan decline in the first quarter of 2003 reflects continuing prepayment pressures caused by the historically low interest rate environment as both commercial loans and residential mortgage loans experienced net paydowns.  The decline in commercial loans was also caused by reduced new loan production as the Management was inwardly focused on reorganizing its commercial lending division during 2003.  This reorganization included the hiring of a new chief lending officer in February of 2003 and the hiring of four experienced commercial lenders through the end of the third quarter of 2003.  The Company hopes to reverse this trend of net loan portfolio shrinkage during the last quarter of the year.

The Company's total interest expense for the third quarter of 2003 decreased by $2.0 million or 21.5% when compared to the same 2002 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $18.2 million or 1.8% lower in the third quarter of 2003 due to a $21.2 million decrease in average deposits which was partially offset by a $3.0 million increase in total borrowings.

The total cost of funds declined by 77 basis points to 3.00% and was driven down by a reduced cost of both deposits and borrowings.  Specifically, the cost of interest bearing deposits decreased by 79 basis points to 1.96% and the cost of FHLB advances and short-term borrowings declined by 85 basis points to 4.07%.  The lower deposit cost was caused by lower rates paid particularly for savings accounts and certificates of deposit.  The lower cost of borrowings reflects the downward repricing of maturing FHLB advances to lower current market rates as a result of the previously discussed decline in interest rates and the favorable impact that a fair value hedge had on reducing interest expense. (See Note #12, Derivative Hedging Instruments, for further discussion).

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

#

Three Months Ended September 30 (In thousands, except percentages)

		2003			2002
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 497,647	$ 8,054	6.28%	$ 591,743	$ 10,206	6.74%
Deposits with banks	5,183	9	0.67	15,379	70	1.78
Federal funds sold	80	-	0.88	124	1	1.68
Investment securities - AFS	535,451	4,745	3.55	483,688	5,945	4.92
Investment securities - HTM	30,026	281	3.70	-	-	-
Total investment securities	565,477	5,026	3.55	483,688	5,945	4.92
Total interest earning assets/interest income	1,068,387	13,089	4.86	1,090,934	16,222	5.90
Non-interest earning assets:
Cash and due from banks	22,008			21,957
Premises and equipment	11,827			13,060
Other assets	62,114			67,308
Allowance for loan losses	(11,881)			(5,529)
TOTAL ASSETS	$1,152,455			$1,187,730

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 52,565	$ 36	0.27%	$ 49,633	$ 63	0.50%
Savings	105,055	236	0.89	103,435	356	1.37
Money markets	122,536	316	1.02	125,893	346	1.09
Other time	278,641	2,177	3.10	301,037	3,251	4.28
Total interest bearing deposits	558,797	2,765	1.96	579,998	4,016	2.75
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	100,602	331	1.29	70,244	339	1.90
Advances from Federal Home Loan Bank	277,313	3,547	5.07	304,645	4,313	5.62
Guaranteed junior subordinated deferrable interest debentures	34,500	740	8.58	34,500	740	8.58
Total interest bearing liabilities/interest expense	971,212	7,383	3.00	989,387	9,408	3.77
Non-interest bearing liabilities:
Demand deposits	102,378			106,752
Other liabilities	6,048			8,602
Stockholders' equity	72,817			82,989
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,152,455			$1,187,730
Interest rate spread			1.86			2.13
Net interest income/ net interest margin		5,706	2.14%		6,814	2.48%
Tax-equivalent adjustment		(10)			(20)
Net Interest Income		$ 5,696			$ 6,794

…..PROVISION FOR LOAN LOSSES..... The Company’s provision for loan losses totaled $384,000 or 0.30% of total loans in the third quarter of 2003.  This represented a decrease of $3.0 million from the third quarter 2002 provision of $3.4 million or 2.24% of total loans.  Net charge-offs also experienced a similar decline dropping from $3.1 million or 2.08% of total loans in the third quarter of 2002 to $428,000 or 0.33% of total loans in the third quarter of 2003.  The Company’s allowance for loan losses totaled $11.9 million at September 30, 2003.

The actions taken to strengthen the allowance for loan losses in 2003 reflect deterioration in credit quality that was evidenced by a higher level of classified loans and non-performing assets.  Classified loans totaled $35.9 million at September 30, 2003; an increase of $15.2 million or 73.7% from December 31, 2002.  This increased level of substandard credits was caused by rating downgrades on several loans in the hotel sector and retail shopping sector due to the continued weak economic environment.  Non-performing assets also increased from $7.0 million at December 31, 2002 to $11.2 million at September 30, 2003 due primarily to the transfer of a $4.8 million commercial mortgage loan into non-accrual status.  As discussed in the Company’s 2002 Annual Report and Form 10-K, this loan is to a borrower in the personal care industry and is supported by an 80% guarantee by the U.S. Department of Agriculture and is secured by a first mortgage on the personal care facility.  As a result of the higher level of non-performing assets, the Company’s loan loss reserve coverage of non-performing assets amounted to 106% at September 30, 2003 compared to 144% at December 31, 2002 and 106% at September 30, 2002.  The allowance for loan losses as a percentage of total loans, however, increased to 2.39% at September 30, 2003 compared to 1.75% at December 31, 2002 and 0.97% at September 30, 2002.

    The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Note #9 of the Consolidated Financial Statements and the Allowance for Loan Losses section of this MD&A.)

.....NON-INTEREST INCOME..... Non-interest income for the third quarter of 2003 totaled $4.0 million; a $947,000 or 19.2% decrease from the third quarter 2002 performance.  Factors contributing to the lower non-interest income in 2003 included:

* a $954,000 decrease in gains realized on the sale of investment securities as the increasing rate environment limited the Company’s ability to capture profits on prepaying securities.

* a $177,000 or 16.4% increase in trust fees due to successful business development efforts related to union collective investment funds and improving equity market values that have increased the value of trust assets on which fees are assessed.

* an $80,000 increase in deposit service charges due to higher levels of overdraft fees and checking service charges.

* a $209,000 decrease in other income resulting from the Company’s decision to exit the merchant card business in the fourth quarter of 2002 and reduced revenue generated from the sale of annuities due to the lower interest rate environment.

.....NON-INTEREST EXPENSE..... Non-interest expense for the third quarter of 2003 totaled $9.1 million; a $5.9 million or 39.3% decrease from the third quarter 2002 performance. This decline reflects the Company’s continued focus on reducing and containing expenses. Factors contributing to the lower non-interest expense in 2003 included:

* the Company recorded a $3.0 million impairment charge on its mortgage servicing rights in the third quarter of 2002 compared to a modest impairment reversal of $230,000 in the third quarter of 2003.  The dramatic downsizing of the mortgage servicing asset in the first quarter of 2003 has significantly reduced the volatility of this business line on the Company’s financial performance.  The value of the Company’s mortgage servicing rights has declined from $6.9 million at December 31, 2002 to $1.9 million at September 30, 2003.

* salaries and employee benefits dropped by $613,000 or 11.5% as on average there were 42 fewer full time equivalent employees when compared to the beginning of the third quarter of 2002. The lower salaries expense was partially offset by higher medical insurance costs as a result of premium increases and increased pension expense.

* other expenses declined by $943,000 due to cost cutting in numerous expense categories some of the larger of which included advertising expense, merchant card expense, business development expense and education expense.

* the Company also recorded in the third quarter of 2002 a $920,000 restructuring charge associated with implementing its earnings improvement program.  There was no such charge in the third quarter of 2003.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $67,000 or an effective rate of 36.8% in the third quarter of 2003.  The Company recognized a benefit for income taxes of $2.4 million or an effective tax rate of 36.6% in the third quarter of 2002.  The lower tax benefit in 2003 was due to the Company’s improved earnings performance this year.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. NINE MONTHS ENDED SEPTEMBER 30, 2002

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002
Net income	$ 369	$ (3,190)
Diluted earnings per share	0.03	(0.23)
Return on average equity	0.65%	(5.25)%

The Company reported net income of $369,000 or $0.03 per diluted share in the first nine months of 2003 compared to a net loss of $3.2 million or $0.23 per share in the first nine months of 2002.  The sharply improved net income in 2003 resulted from reduced non-interest expenses and a lower provision for loan losses.  These positive items more than offset reduced revenue from both net interest income and non-interest income and a lower income tax benefit.

.....NET INTEREST INCOME AND MARGIN.....The following table compares the Company's net interest income performance for the first nine months of 2003 to the first nine months of 2002 (in thousands, except percentages):

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	$ Change	% Change
Interest income	$ 42,048	$ 50,533	$(8,485)	(16.8)%
Interest expense	23,271	29,849	(6,578)	(22.0)
Net interest income	18,777	20,684	(1,907)	(9.2)
Tax-equivalent adjustment	33	54	(21)	(38.9)
Net tax-equivalent interest income	$ 18,810	$ 20,738	$(1,928)	(9.3)

Net interest margin	2.34%	2.49%	(0.15)	N/M

N/M - not meaningful

The Company’s net interest income in the first nine months of 2003 decreased by $1.9 million or 9.2% from the same prior year period due to a $34.7 million reduction in the level of earning assets and a 15 basis point decline in the net interest margin to 2.34%.   The previously discussed loan portfolio shrinkage experienced in the first nine months of 2003 was a predominant factor contributing to both the lower level of earning assets and the net interest margin contraction.   Additionally, the net interest margin compression also reflects increased mortgage-related cash flows in the investment securities portfolio. This has reduced the securities portfolio yield due in part to accelerated amortization of premiums on mortgage-backed securities to correlate with the heightened prepayments and the reinvestment of this cash into new shorter duration securities with lower yields.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the first nine months of 2003 decreased by $8.5 million or 16.8% when compared to the same 2002 period. This decrease was due to a $34.7 million decline in earning assets and an 86 basis point drop in the earning asset yield to 5.26%.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 107 basis points to 4.08% while the yield on the total loan portfolio decreased by 60 basis points to 6.37%.  Both of these declines reflect the lower interest rate environment in place in 2003 which has caused the downward repricing of floating rate assets and the reinvestment of cash received on higher yielding prepaying assets into assets with lower interest rates.

The decline in the volume of earning assets was due to a $59.9 million reduction in average loans outstanding with decreases experienced in both the commercial and residential mortgage loan portfolios.  The reasons for the decline in commercial loans were previously discussed in the quarterly section of this MD&A.  The decline in residential mortgage loans was partially due to the Company’s decision to sell approximately $53 million or 61% of the new mortgage loan production into the secondary market for interest rate risk management purposes.

The Company's total interest expense for the first nine months of 2003 decreased by $6.6 million or 22.0% when compared to the same 2002 period.  This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $31.4 million lower in the first nine months of 2003 as fewer deposits and borrowings were needed to fund a smaller earning asset base.

The total cost of funds declined by 79 basis points to 3.20% and was driven down by a reduced cost of both deposits and borrowings.  Specifically, the cost of interest bearing deposits decreased by 77 basis points to 2.10% and the cost of short-term borrowings and FHLB advances declined by 87 basis points to 4.41%.  The April 15, 2002 maturity of an $80 million cash flow hedge that had fixed the cost of certain FHLB borrowings at 6.92% was a key factor responsible for the reduced cost of borrowings.  Those hedged borrowings repriced to current market with a cost of approximately 1.40% in the first nine months of 2003.  The lower deposit cost was caused by lower rates paid particularly for savings accounts and certificates of deposit.

The Company’s ratio of FHLB advances and short-term borrowings to total assets averaged 31.9% in the first nine months of 2003 which was comparable with the 32.0% average in the first nine months of 2002. The total revenue contribution from leverage assets (including investment security gains) amounted to $2.3 million in the first nine months of 2003 compared to $2.9 million for the first nine months of 2002. The Company presently anticipates that the size of the leverage program in 2003 will be comparable with the full year 2002 average of $379 million or approximately 32% of total assets.  Longer-term, the Company would like to reduce the size of its leverage program to 25% of total assets.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine-month periods ended September 30, 2003 and September 30, 2002.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 24.

#

Nine Months Ended September 30 (In thousands, except percentages)

		2003			2002
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$526,902	$ 25,755	6.37	$ 586,753	$ 31,231	6.97%
Deposits with banks	5,475	46	1.09	16,800	246	1.93
Federal funds sold	38	-	0.96	702	9	1.55
Investment securities - AFS	507,477	15,460	4.06	494,591	19,101	5.15
Investment securities - HTM	24,239	820	4.55	-	-	-
Total investment securities	531,716	16,280	4.08	494,591	19,101	5.15
Total interest earning assets/interest income	1,064,131	42,081	5.26	1,098,846	50,587	6.12
Non-interest earning assets:
Cash and due from banks	22,366			22,218
Premises and equipment	12,142			13,249
Other assets	67,674			67,798
Allowance for loan losses	(11,286)			(5,959)
TOTAL ASSETS	$1,155,027			$1,196,152

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 51,868	$ 167	0.43%	$ 49,290	$ 185	0.50%
Savings	103,470	713	0.92	100,213	1,058	1.41
Money markets	125,199	1,004	1.07	130,710	1,063	1.09
Other time	284,244	6,986	3.29	302,521	10,213	4.51
Total interest bearing deposits	564,781	8,870	2.10	582,734	12,519	2.87
Short term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	98,839	1,052	1.40	46,697	656	1.88
Advances from Federal Home Loan Bank	270,110	11,129	5.51	335,700	14,454	5.76
Guaranteed junior subordinated deferrable interest debentures	34,500	2,220	8.58	34,500	2,220	8.58
Total interest bearing liabilities/interest expense	968,230	23,271	3.20	999,631	29,849	3.99
Non-interest bearing liabilities:
Demand deposits	104,761			105,604
Other liabilities	6,738			9,634
Stockholders' equity	75,298			81,283
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,155,027			$1,196,152
Interest rate spread			2.05			2.13
Net interest income/ net interest margin		18,810	2.34%		20,738	2.49%
Tax-equivalent adjustment		(33)			(54)
Net Interest Income		$ 18,777			$ 20,684

…..PROVISION FOR LOAN LOSSES..... The Company’s provision for loan losses totaled $2.6 million or 0.64% of total loans in the first nine months of 2003.  This represented a decrease of $2.2 million from the first nine months 2002 provision of $4.7 million or 1.07% of total loans.  The first nine months 2003 provision exceeded net charge-offs for the same period that totaled $740,000 or 0.18% of total loans.  As a result of the provision exceeding net charge-offs, the balance in the allowance for loan losses increased by $1.8 million during the first nine months of the year to total $11.9 million at September 30, 2003.  This strengthening of the allowance for loan losses reflects the weak economic environment and was needed to address deterioration in credit quality that was evidenced by a higher level of classified loans and non-performing assets.

.....NON-INTEREST INCOME..... Non-interest income for the first nine months of 2003 totaled $13.1 million; a $1.5 million or 10.5% decrease from the first nine months of 2002 performance.  Factors contributing to the lower non-interest income in 2003 included:

* a $758,000 loss realized in the first quarter of 2003 on the sale of approximately 69% of the Company’s mortgage servicing portfolio.  Largely as a result of this sale, the value of the Company’s mortgage servicing rights declined from $6.9 million at December 31, 2002 to $1.9 million at September 30, 2003.  This downsizing of the mortgage servicing asset reduces the level of interest rate risk and earnings volatility at the Company and contributes to a more conservatively positioned balance sheet.

* a $270,000 drop in revenue from bank owned life insurance due to the receipt of a death benefit for an employee insured under the program in the prior year.

* a $767,000 decrease in other income resulting from the Company’s decision to exit the merchant card business in the fourth quarter of 2002 and reduced revenue generated from the sale of annuities.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first nine months of 2003 totaled $29.0 million; a $7.0 million or 19.4% decrease from the first nine months of 2002 performance.  Factors contributing to the lower non-interest expense in 2003 included:

* salaries and employee benefits dropped by $1.4 million or 8.8% as on average there were 39 fewer full time equivalent employees when compared to the first nine months of 2002. The lower salaries expense was partially offset by higher medical insurance costs as a result of premium increases and increased pension expense.

* the dramatic downsizing of the mortgage servicing asset in the first quarter of 2003 reduced the impact of lower mortgage rates on the Company’s performance.  Specifically, the Company’s impairment charge on mortgage servicing rights amounted to $3.7 million in the first nine months of 2002 compared to $390,000 in the first nine months of 2003 or a decline of $3.3 million.

* other expenses declined by $1.8 million or 34.0% due to cost cutting in numerous expense categories some of the larger of which included advertising expense, merchant card expense, business development expense, and education expense.

* the Company also recorded in the third quarter of 2002 a $920,000 restructuring charge associated with implementing its earnings improvement program.  There was no such charge in 2003.  At December 31, 2002, the Company had a remaining liability of $555,000 related to the restructuring charge that was recorded within other liabilities on the consolidated balance sheet.  In the first nine months of 2003, the Company paid $391,000 for items associated with the restructuring charge.  The remaining liability at September 30, 2003 totals $164,000.

* professional fees increased by $258,000 or 9.7% due to higher legal fees, auditing costs and regulatory related costs.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $115,000 in the first nine months of 2003.  The Company recognized a benefit for income taxes of $2.3 million or an effective tax rate of 41.4% in the first nine months of 2002.  The lower tax benefit in 2003 was due to the Company’s improved earnings performance this year.  The Company’s recorded tax benefit reflects the overall level of pre-tax earnings and the tax-free income the Company receives predominantly from bank owned life insurance.

…..SEGMENT RESULTS.…. Note #16 of the Consolidated Financial Statements presents the results of the Company’s key business segments and identifies their net income contribution and risk-adjusted return on equity (ROE) performance for the three and nine month periods ended September 30, 2003 and 2002.  Retail banking was again the largest net income contributor earning $3.1 million or a 16.4% ROE in the first nine months of 2003.  The retail banking net income contribution is down $192,000 from the first nine months of the prior year due to reduced net interest income.  The retail banking segment has benefited from lower non-interest expense and increased revenue resulting from higher deposit service charges.

The trust segment’s net income contribution in the first nine months of 2003 amounted to $607,000 or 24.8% ROE.  The trust segment is focused on continuing to increase the fee revenue generated from union business activities, particularly the ERECT and BUILD Funds, which are collective investment funds for trade union controlled pension fund assets.  The value of assets in these funds has increased by 16% during the first nine months of 2003 to $237.3 million and this has helped the trust segment increase its revenue from the prior year.

The Company has experienced the greatest earnings pressure in the mortgage banking segment which lost $1.6 million in the first nine months of 2003 which was reduced from the $3 million loss incurred in the same 2002 period.  This negative performance in 2003 reflects the previously discussed $758,000 loss realized on the sale of a significant portion of the Company’s mortgage servicing rights, a $390,000 mortgage servicing impairment charge and a $199,000 goodwill impairment loss.  This downsizing of the mortgage servicing asset, however, significantly reduced the size of the mortgage servicing impairment charge in 2003 when compared to the prior year.

The commercial lending segment also lost $560,000 in the first nine months of 2003 compared to a net loss of $1.6 million in the first nine months of 2002.  The loss in both periods resulted primarily from a higher provision for loan losses.  The 2003 performance also reflects reduced net interest income due to fewer loans outstanding.  The net loss in the investment/parent segment was reduced by $1.1 million in 2003 due to lower non-interest expenses (includes the non-recurrence of the $920,000 restructuring charge).  This more than offset a $500,000 decrease in the revenue contribution from leveraged assets.

.....BALANCE SHEET.....The Company's total consolidated assets were $1.161 billion at September 30, 2003, compared with $1.176 billion at December 31, 2002, which represents a decrease of $14.6 million or 1.24%. This lower level of assets resulted from a $76.0 million or 13.3% decline in total loans and loans held for sale resulting from the continuing prepayment pressures caused by the historically low interest rate environment and reduced new loan production.  Mortgage servicing rights dropped by $5.1 million or 73.1% due primarily to the completed sale of the servicing rights on approximately $450 million in mortgage loan principal values.  These items were partially offset by a $71.6 million increase in the investment securities portfolio as the cash generated from the net loan paydowns was redeployed into both AFS and HTM securities.

The Company’s deposits totaled $648.8 million at September 30, 2003, which was $21.1 million or 3.2% lower than the December 31, 2002 level due to certificate of deposit run-off and reduced money market account balances.  Total borrowed funds increased by $17.4 million in order to maintain the funding of the earning asset base.  Total stockholders equity decreased by $5.1 million as a result of a drop in accumulated other comprehensive income due to a lower value of the AFS investment securities portfolio.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at September 30, 2003 of 7.19%, compared to a regulatory minimum of 5.0%.  The Company’s book value per share at September 30, 2003 was $5.21.

 .....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2003	2002	2002
Total loan delinquency (past
due 30 to 89 days)	$15,725	$17,878	$ 6,817
Total non-accrual loans	10,276	6,791	4,967
Total non-performing assets*	11,227	6,964	5,407
Loan delinquency, as a
percentage of total loans and loans held for sale,
net of unearned income	3.16%	3.12%	1.15%
Non-accrual loans, as a percentage of total loans
and loans held for sale,
net of unearned income	2.07	1.19	0.84
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	2.26	1.22	0.91

     *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

The $2.2 million decline in total loan delinquency between December 31, 2002 and September 30, 2003 was due primarily to the transfer of a $4.8 million commercial mortgage loan into non-accrual status.  The transfer of this $4.8 million commercial mortgage loan into non-accrual status was also the primary cause of the noted increase in non-accrual loans and non-performing assets and the corresponding ratios.  This loan is to a borrower in the personal care industry and is supported by an 80% guarantee by the U.S. Department of Agriculture and is secured by a first mortgage on the personal care facility.  The 20% unguaranteed portion was rated doubtful at September 30, 2003 and the Company had established an allocation of $500,000 within the allowance for loan losses for this credit.

In addition to the non-performing assets, the Company is carefully monitoring the performance of a $4.7 million commercial exposure to a borrower in the paper manufacturing industry.  As of September 30, 2003, the borrower is in default of their contractual payments.  $3.7 million of this credit is supported by an 80% guarantee by the US Department of Agriculture and is secured by a first mortgage on the paper manufacturing facility.  The remaining portion of exposure represents balances outstanding under an asset-based line of credit that is secured by lock box receivables, inventory, and equity in a residential property.  At September 30, 2003, the Company had established an allocation of $584,000 within the allowance for loan losses for this credit.

At all dates presented, the Company had no troubled debt restructurings that involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2003	2002	2002
Allowance for loan losses	$11,872	$10,035	$ 5,757
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	2.39%	1.75%	0.97%
total delinquent loans
(past due 30 to 89 days)	75.50	56.13	84.45
total non-accrual loans	115.53	147.77	115.90
total non-performing assets	105.75	144.10	106.47

Since December 31, 2002, the Company’s loan loss reserve coverage of total non-performing assets declined to 106% due to the previously discussed increase in non-performing assets.  The allowance for loan losses to total loans ratio has increased to 2.39% due to the net paydown of the loan portfolio and the building of the allowance for loan losses to address credit quality deterioration.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	(2.4)%	32.1%
100bp decrease	(4.7)%	(31.7)%

As indicated in the table, market value of portfolio equity increased by 32.1% under a 200 basis point increase scenario due to increased value of the Company’s core deposit base. The maximum negative variability of net interest income and market value of portfolio equity occurred in a 100 basis point downward rate shock and reflects further impairment of the remaining mortgage servicing rights in a falling interest rate environment along with a reduced value for core deposits and a greater liability for fixed rate FHLB advances.  Net interest income in the declining rate forecast was also negatively impacted by the Company’s inability to further reduce certain core deposit costs given the historic lows of current interest rates.  Note that the fair value hedge executed in June 2003 helped reduce the Company’s exposure to flat and declining interest rates.

.....LIQUIDITY...... Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash equivalents increased by $1.7 million from December 31, 2002, to September 30, 2003, due to $7.3 million of cash provided by operating activities and $2.2 million of cash provided by investing activities.  This was partially offset by $7.8 million of cash used by financing activities.  Within investing activities, cash used to purchase new investment securities exceeded proceeds from investment security maturities and sales by $79.5 million.  Cash advanced for new loan fundings and purchases totaled $76.8 million and was $75.2 million less than the cash received from loan principal payments and sales.  Within financing activities, payments for maturing certificates of deposit exceeded proceeds from new certificates of deposit by $11.3 million.

The Company used $2.2 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first nine months of 2003. As a result of income tax refunds and dividend upstreams from non-bank subsidiaries, the Parent Company will have ample cash to continue to make the dividend payment on the trust preferred securities through the first quarter of 2004.  The payment of the trust preferred dividend beyond that date is dependent upon the subsidiary bank maintaining consistent profitability so that it can resume upstreaming dividends to the Parent Company.  The subsidiary bank must first recoup the $2.6 million net loss that it incurred for the year ended December 31, 2002 before these dividend upstreams can resume.  Through September 30, 2003, the bank had earned $1.6 million leaving a remaining loss to be recouped of $1.0 million.

.....CONTRACTURAL OBLIGATIONS…..  As of September 30, 2003, the Company’s significant fixed and determinable contractual obligations are discussed in Note #14 of the Consolidated Financial Statements.

.....CAPITAL RESOURCES..... As presented in Note #15 of the Consolidated Financial Statements, the Company continues to be considered well capitalized as the asset leverage ratio was 7.19% and the Tier 1 capital ratio was 13.73% at September 30, 2003.  Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At September 30, 2003, accumulated other comprehensive income amounted to $204,000.  Additionally, the Company has generated approximately $1.1 million of tangible capital in 2003 due to the amortization of core deposit intangible assets.

The Company exceeds all regulatory capital ratios for each of the periods presented.  Furthermore, both the Company and the Bank are considered “well capitalized” under all applicable FDIC regulations.  The Company anticipates that it will build its capital ratios during the remainder of 2003 and into 2004.

As a result of the net loss incurred for the year ended December 31, 2002, the Company announced on January 24, 2003 that it suspended its common stock cash dividend.  The Company had declared and paid common stock cash dividends of $0.27 per share in the first nine months of 2002.  While the Company has not repurchased any of its own shares since the year 2000, the Company has also suspended its treasury stock repurchase program.  For so long as the Company and the Board of Directors are parties to the Memorandum of Understanding, reinstatement of either the common stock dividend or the treasury stock repurchase program will require the prior written approval of the Company’s primary regulators – the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.  (See Note #15, Regulatory Matters, for further discussion of the Memorandum Of Understanding.)

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

(b) Changes in Internal Controls.  Except as discussed herein, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, nor, except as noted herein, were any corrective actions taken to address significant deficiencies or material weaknesses in internal controls.  The Company had identified material weaknesses in its credit administration processes.  In particular, the Company had concluded that, although its credit and credit administration policies are sound, adherence to these policies had not been consistent.  This resulted in incomplete or dated information in credit files.  The Company did, however, make a concerted effort in the fourth quarter of 2002 and during 2003 to obtain the most current information for the credit files.  The resulting analysis of this updated information led to a rating downgrade for numerous credits which contributed to an increased level of criticized and classified loans.  This deterioration of credit quality combined with continued economic weakness were factors that contributed to a significant addition to the allowance for loan losses in the fourth quarter of 2002 and first quarter of 2003.

 In addition, the Company has implemented changes to more closely monitor adherence to credit and credit administration policies.  The Company has reviewed, redesigned and implemented procedures and processes to support these policies and strengthen credit controls.  Procedures that were initiated in the fourth quarter 2002 to obtain timely credit file information and to strengthen loan funding controls are being consistently applied on an ongoing basis.  These procedures and controls are supporting consistent adherence to sound credit and credit administration policies.

#

Part II     Other Information

Item 5.     Other Information

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

3.2	Bylaws, Exhibit 3.2 to the Registrant’s Form 10-Q for the period ended June 30, 2003.

15.1	Report of Deloitte & Touche LLP regarding unaudited interim financial statement information.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b)    Reports on Form 8-K:

On October 21, 2003, the Company filed an 8-K announcing its Third Quarter 2003 results of operations.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: November 12, 2003	/s/Craig G. Ford
Craig G. Ford
Chairman, President and Chief Executive Officer

Date: November 12, 2003	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

November 5, 2003

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

#

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

AmeriServ Financial, Inc.

Johnstown, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of September 30, 2003, and the related consolidated statements of operations for the three-month and nine-month periods then ended, changes in stockholders’ equity and of cash flows for the nine-month period then ended.  These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2003 (February 28, 2003 as to Notes 9 and 24), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

November 5, 2003

#

Exhibit 15.1

November 12, 2003

AmeriServ Financial, Inc.

216 Franklin St., P.O. Box 430

Johnstown, PA  15907

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of AmeriServ Financial, Inc. and subsidiaries for the period ended September 30, 2003, as indicated in our report dated November 5, 2003; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference in Registration Statement No. 33-56604 on Form S-3; Registration Statement No. 33-53935 on Form S-8; Registration Statement No. 33-55845 on Form S-8; Registration Statement No. 33-55207 on Form S-8; and Registration Statement No. 33-55211 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

#

Exhibit 31.1

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

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Date: November 12, 2003	/s/Craig G. Ford
Craig G. Ford
Chairman, President & CEO

Exhibit 31.2

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

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Date: November 12, 2003	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Craig G. Ford, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Craig G. Ford

Craig G. Ford

Chairman, President and

Chief Executive Officer

November 12, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

November 12, 2003

#