Form 10-K
period 2003-12-31
AMERISERV FINANCIAL INC /PA/
filed 2004-03-23
CIK 707605

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act). [ ] Yes [X]No

    The market capitalization was $52,975,796.20 as of June 30, 2003.

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $84,608,053.50 as of January 31, 2004.

    NOTE -- If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

    Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

    (Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 13,961,725 shares were outstanding as of January 31, 2004.

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

    Portions of the annual shareholders' report for the year ended December 31, 2003, are incorporated by reference into Parts I and II.

    Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference in Part III.

    Exhibit Index is located on page 83.

                                FORM 10-K INDEX

PART I
Item 1.          Business....................................................    2
Item 2.          Properties..................................................    9
Item 3.          Legal Proceedings...........................................    9
Item 4.          Submission of Matters to a Vote of Security Holders.........    9

PART II
Item 5.          Market for the Registrant's Common Stock and Related
                 Stockholder Matters.........................................   10
Item 6.          Selected Consolidated Financial Data........................   11
Item 7.          Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations...............   13
Item 7A.         Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   34
Item 8.          Consolidated Financial Statements and Supplementary Data....   35
Item 9.          Changes In and Disagreements With Accountants On Accounting
                 and Financial Disclosure....................................   81
Item 9A.         Controls and Procedures.....................................   81

PART III
Item 10.         Directors and Executive Officers of the Registrant..........   81
Item 11.         Executive Compensation......................................   81
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................   81
Item 13.         Certain Relationships and Related Transactions..............   81
Item 14.         Principal Accounting Fees and Services......................   81

PART IV
Item 15.         Exhibits, Consolidated Financial Statement Schedules, and
                 Reports on Form 8-K.........................................   81
                 Signatures..................................................   85

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

     The Company's principal activities consist of owning and operating its four wholly owned subsidiary entities. At December 31, 2003, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $1.15 billion, $655 million and $74 million, respectively. The Company and the subsidiary entities derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and insurance risk management.

     On January 24, 2003, the Company's Board of Directors voluntarily relinquished Financial Holding Company status that it had previously elected under the Gramm-Leach-Bliley Act. The Company had not been using any of the additional powers given to a financial holding company. As previously stated, the Company remains a bank holding company and is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia.

     The Company is also under the jurisdiction of the Securities and Exchange Commission (SEC) for matters relating to offering and sale of its securities. The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company is listed on the NASDAQ Stock Market under the trading symbol "ASRV," and is subject to the rules of NASDAQ for listed companies.

AMERISERV FINANCIAL BANKING SUBSIDIARY

  AmeriServ Financial Bank

     AmeriServ Financial Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 23 locations in Allegheny, Cambria, Centre, Dauphin, Somerset, and Westmoreland Counties, Pennsylvania, AmeriServ Financial Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler's checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. AmeriServ Financial Bank also operates 27 automated bank teller machines (ATMs) through its

24-Hour Banking Network that is linked with STAR, a regional ATM network and CIRRUS, a national ATM network.

     AmeriServ Financial Bank also has a wholly owned mortgage banking subsidiary -- Standard Mortgage Corporation of Georgia (SMC). SMC is a residential mortgage loan servicer based in Atlanta, GA. Additionally, AmeriServ Financial Services Corporation was formed on May 23, 1997 and engages in the sale of annuities, mutual funds, and insurance.

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

     AmeriServ Financial Bank is subject to supervision and regular examination by the Federal Reserve and the Pennsylvania Department of Banking. See Note #24, Regulatory Matters, for a discussion of the Memorandum Of Understanding which the Company and its Board of Directors entered into with its primary regulators. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2003:

                                                               Johnstown,
Headquarters................................................           PA
Chartered...................................................         1933
Total Assets................................................   $1,142,421
Total Investment Securities.................................   $  549,224
Total Loans (net of unearned income)........................   $  503,387
Total Deposits..............................................   $  654,597
Total Net Income............................................   $    2,200
Asset Leverage Ratio........................................         8.00%
2003 Return on Average Assets...............................         0.19%
2003 Return on Average Equity...............................         2.09%
Total Full-time Equivalent Employees........................          342

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES

  AmeriServ Trust and Financial Services Company

     AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. The Trust Company offers a complete range of trust and financial services and has $1.1 billion in assets under management. The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets. At December 31, 2003, AmeriServ Trust and Financial Services had total assets of $1.6 million and total shareholder's equity of $1.2 million.

  AmeriServ Life

     AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company's market area. Operations of AmeriServ Life are conducted in each office of the Company's banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Federal Reserve. At December 31, 2003, AmeriServ Life had total assets of $1.9 million and total shareholder's equity of $1.2 million.

  AmeriServ Associates

     AmeriServ Associates is a registered investment advisory firm that administers investment portfolios, offers operational support systems and provides asset and liability management services to small and mid-sized financial institutions. At December 31, 2003, AmeriServ Associates had total assets of $346,000 and total shareholder's equity of $266,000.

MONETARY POLICIES

     Commercial banks are affected by policies of various regulatory authorities including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Board of Governors are: open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rate charges on loans or interest paid for deposits. The monetary policies of the Board of Governors have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The Company's primary regulators are the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

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

MARKET AREA

     The Company's local economy has not seen vibrant economic growth compared to national economic growth as reflected by the strong national Gross Domestic Product (GDP) of recent quarters. The economy in Cambria and Somerset counties continue to perform below the 5.7% national unemployment average with local unemployment at 6.3%. Johnstown's unemployment rate remains near the highest of all regions of the Commonwealth. Local market conditions have improved in recent quarters but change comes slowly. The unemployment rate has improved from last year's 7.8% by one and a half percentage points, but jobs in the area have actually declined in absolute number from last year's total. Near-term expectations for future employment point to better days ahead. In 2004, the Company has redefined its primary lending market as approximately a 100 mile radius from Johnstown. This area would include the Johnstown Metro Area, along with State College, Pittsburgh, and Harrisburg. Local loan demand is growing and we expect that given our renewed strategic focus on commercial lending, the Company will experience loan growth in 2004. Overall, economic conditions in the Johnstown Metro Area are expected to slowly improve throughout 2004.

     Economic conditions are much better in the State College area that comprises Centre County. The unemployment rate in the area is 3.0%, the lowest of all regions in the Commonwealth. The State College market presents the Company with a more vibrant economic market and a different demographic. The 18 to 34 year old age group makes up a much greater percentage of the population in State College than in the Cambria/Somerset market, while the population of people 50 years of age or older is significantly less in State College. Overall, opportunities in the State College market are quite different and challenging, providing a promising source of business to profitably grow the Company.

     During 2003, the Company maintained union niche offices in Harrisburg in Dauphin County to the east of Johnstown and west in Pittsburgh in Allegheny County. We have seen slow economic growth in both counties.

     Nationally, the economic environment appears promising. With a Presidential Election in 2004, most economists remain hopeful that the economy will continue to grow while inflation and interest rates remain at record low levels for most of the year.

EMPLOYEES

     The Company employed 471 people as of December 31, 2003, in full- and part-time positions. Approximately 281 non-supervisory employees of AmeriServ Financial Bank are represented by the United Steelworkers of America, AFL-CIO-CLC, Local Union 2635-06/07. AmeriServ Financial Bank and such employees are parties to a labor contract pursuant to which employees have agreed not to engage in any work stoppage during the term of the contract which will expire on October 15, 2004. AmeriServ Financial Bank has not experienced a work stoppage since 1979.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley act, written certifications by the Company's Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company's quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to further strengthen its corporate governance practices. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company's Code of Conduct Policy and other procedures that were previously in place.

PRIVACY PROVISIONS OF GRAMM-LEACH-BLILEY ACT

     Under Gramm-Leach-Bliley Act (GBL Act) federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about customers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provision of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

     The following Guide 3 information is included in this Form 10-K as listed below:

      I.  Distribution of Assets, Liabilities, and Stockholders'
          Equity; Interest Rates and Interest Differential
          Information. Information required by this section is presented on pages 17-19, and 26-30.
     II. Investment Portfolio Information required by this section is presented on pages 5-6.
    III. Loan Portfolio Information required by this section appears on pages 6-7, 19, and 20.
     IV.  Summary of Loan Loss Experience Information required by this section is presented on pages 20-23.
      V. Deposits Information required by this section follows on pages 7-8.
     VI.  Return on Equity and Assets Information required by this section is presented on page 12.
    VII. Short-Term Borrowings Information required by this section is presented on pages 8-9.

INVESTMENT PORTFOLIO

     Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair value.

     The following table sets forth the cost basis and market value of AmeriServ Financial's investment portfolio as of the periods indicated:

     Investment securities available for sale at:

                                                                     AT DECEMBER 31,
                                                              ------------------------------
COST BASIS:                                                     2003       2002       2001
-----------                                                   --------   --------   --------
                                                                      (IN THOUSANDS)
U.S. Treasury...............................................  $  9,498   $ 12,514   $ 10,972
U.S. Agency.................................................    13,508      5,600        850
State and Municipal.........................................        --         --      1,012
Mortgage-backed securities..................................   469,086    430,541    439,591
Other securities............................................    33,916     33,117     46,154
                                                              --------   --------   --------
Total cost basis of investment securities available for
  sale......................................................  $526,008   $481,772   $498,579
                                                              ========   ========   ========
Total market value of investment securities available for
  sale......................................................  $524,573   $490,701   $498,626
                                                              ========   ========   ========

     Investment securities held to maturity at:

                                                                  AT DECEMBER 31,
                                                              ------------------------
COST BASIS:                                                    2003      2002     2001
-----------                                                   -------   -------   ----
                                                                   (IN THOUSANDS)
U.S. Treasury...............................................  $ 1,155   $    --    $--
U.S. Agency.................................................    8,096        --    --
Mortgage-backed securities..................................   18,838    15,077    --
                                                              -------   -------    --
Total cost basis of investment securities held to
  maturity..................................................  $28,089   $15,077    $--
                                                              =======   =======    ==
Total market value of investment securities held to
  maturity..................................................  $28,095   $15,320    $--
                                                              =======   =======    ==

LOAN PORTFOLIO

     The loan portfolio of the Company consisted of the following:

                                                             AT DECEMBER 31
                                         ------------------------------------------------------
                                           2003       2002       2001       2000        1999
                                         --------   --------   --------   --------   ----------
                                                             (IN THOUSANDS)
Commercial.............................  $ 75,738   $ 89,127   $123,523   $116,615   $  152,042
Commercial loans secured by real
  estate...............................   206,204    222,854    209,483    193,912      406,927
Real estate-mortgage(1)................   194,605    229,154    231,728    242,370      452,507
Consumer...............................    28,343     32,506     36,186     35,749       70,983
                                         --------   --------   --------   --------   ----------
Loans..................................   504,890    573,641    600,920    588,646    1,082,459
Less: Unearned income..................     2,926      4,881      7,619      8,012        8,408
                                         --------   --------   --------   --------   ----------
Loans, net of unearned income..........  $501,964   $568,760   $593,301   $580,634   $1,074,051
                                         ========   ========   ========   ========   ==========

---------------

(1) At December 31, 2003 and 2002, real estate-construction loans constituted 3.2% and 7.2% of the Company's total loans, net of unearned income, respectively.

NON-PERFORMING ASSETS

     The following table presents information concerning non-performing assets:

                                                                AT DECEMBER 31
                                                 ---------------------------------------------
                                                  2003      2002     2001      2000     1999
                                                 -------   ------   -------   ------   -------
                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans..............................  $10,781   $6,791   $ 9,303   $5,803   $ 4,928
Loans past due 90 days or more.................       98       50       208       --     1,305
Other real estate owned........................      532      123       533      158     7,126
                                                 -------   ------   -------   ------   -------
Total non-performing assets....................  $11,411   $6,964   $10,044   $5,961   $13,359
                                                 =======   ======   =======   ======   =======
Total non-performing assets as a percent of
  loans and loans held for sale, net of
  unearned income, and other real estate
  owned........................................     2.26%    1.22%     1.67%    1.01%     1.21%

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

                                                               YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                          2003    2002   2001   2000    1999
                                                          -----   ----   ----   -----   ----
                                                                    (IN THOUSANDS)
Interest income due in accordance with original terms...  $ 670   $470   $340   $ 464   $494
Interest income recorded................................   (119)   (14)   (19)   (139)   (20)
                                                          -----   ----   ----   -----   ----
Net reduction in interest income........................  $ 551   $456   $321   $ 325   $474
                                                          =====   ====   ====   =====   ====

DEPOSITS

     The following table sets forth the average balance of the Company's deposits and average rates paid thereon for the past three calendar years:

                                                              AT DECEMBER 31
                                            ---------------------------------------------------
                                                 2003              2002              2001
                                            ---------------   ---------------   ---------------
                                                              (IN THOUSANDS)
Demand:
  Non-interest bearing....................  $104,330     --%  $105,830     --%  $ 91,033     --%
  Interest bearing........................    51,872   0.39     49,681   0.50     47,530   0.97
Savings...................................   103,450   0.92    100,454   1.32     91,926   1.57
Money market..............................   123,845   1.06    129,902   1.09    134,799   4.65
Other time................................   282,838   3.20    300,683   4.34    303,135   5.28
                                            --------          --------          --------
Total deposits............................  $666,335   2.05   $686,550   2.76   $668,423   4.19
                                            ========          ========          ========

     Interest expense on deposits consisted of the following:

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Interest bearing demand.....................................  $   201   $   249   $   434
Savings.....................................................      948     1,329     1,401
Money market................................................    1,309     1,423     3,654
Certificates of deposit in denominations of $100,000 or
  more......................................................      998     1,127     1,281
Other time..................................................    8,047    11,926    14,772
                                                              -------   -------   -------
Total interest expense......................................  $11,503   $16,054   $21,542
                                                              =======   =======   =======

     Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2003:

     MATURING IN:

                                                               (IN THOUSANDS)
                                                               --------------
Three months or less........................................      $19,097
Over three through six months...............................        1,081
Over six through twelve months..............................        2,398
Over twelve months..........................................       17,373
                                                                  -------
Total.......................................................      $39,949
                                                                  =======

FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

                                                                      AT DECEMBER 31, 2003
                                                             --------------------------------------
                                                                          SECURITIES
                                                              FEDERAL     SOLD UNDER       OTHER
                                                               FUNDS      AGREEMENTS     SHORT-TERM
                                                             PURCHASED   TO REPURCHASE   BORROWINGS
                                                             ---------   -------------   ----------
                                                                  (IN THOUSANDS, EXCEPT RATES)
Balance....................................................   $    --         $--         $144,643
Maximum indebtedness at any month end......................    12,500         --           159,260
Average balance during year................................     1,732         --           104,048
Average rate paid for the year.............................      1.41%        --%             1.38%
Interest rate on year end balance..........................        --         --              1.06

                                                                      AT DECEMBER 31, 2002
                                                             --------------------------------------
                                                                          SECURITIES
                                                              FEDERAL     SOLD UNDER       OTHER
                                                               FUNDS      AGREEMENTS     SHORT-TERM
                                                             PURCHASED   TO REPURCHASE   BORROWINGS
                                                             ---------   -------------   ----------
                                                                  (IN THOUSANDS, EXCEPT RATES)
Balance....................................................   $ 9,225        $  --        $ 91,563
Maximum indebtedness at any month end......................    14,200          327         124,116
Average balance during year................................     2,645           64          53,924
Average rate paid for the year.............................      1.93%        1.07%           1.78%
Interest rate on year end balance..........................      1.50           --            1.48

                                                                      AT DECEMBER 31, 2001
                                                             --------------------------------------
                                                                          SECURITIES
                                                              FEDERAL     SOLD UNDER       OTHER
                                                               FUNDS      AGREEMENTS     SHORT-TERM
                                                             PURCHASED   TO REPURCHASE   BORROWINGS
                                                             ---------   -------------   ----------
                                                                  (IN THOUSANDS, EXCEPT RATES)
Balance....................................................   $ 6,275        $392         $  6,187
Maximum indebtedness at any month end......................    11,050         424          116,463
Average balance during year................................     2,889         275           51,053
Average rate paid for the year.............................      4.22%       2.72%            3.57%
Interest rate on year end balance..........................      1.82        1.25             1.50

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company's investment portfolio.

     These borrowing transactions can range from overnight to one year in maturity. The average maturity was two days at the end of 2003 and 2002 and 16 days at the end of 2001.

ITEM 2.  PROPERTIES

     The principal offices of the Company and AmeriServ Financial Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus nine floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 16 other locations which are owned in fee. Thirteen additional locations are leased with terms expiring from February 14, 2004 to March 31, 2018.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     As of January 31, 2004, the Company had 4,782 shareholders of its Common Stock. On February 28, 2003, the Company and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (Federal Reserve) and the Pennsylvania Department of Banking (Department). Under the terms of the MOU, the Company and the Bank cannot declare dividends, the Company may not redeem any of its own stock, and the Company cannot incur any additional debt other than in the ordinary course of business, in each case, without the prior written approval of the Federal Reserve and the Department. Accordingly, the Board of Directors of the Company cannot reinstate the previously suspended common stock dividend, or reinstitute its stock repurchase program without the concurrence of the Federal Reserve and the Department.

COMMON STOCK

     AmeriServ Financial, Inc.'s Common Stock is traded on the NASDAQ National Market System under the symbol ASRV. The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

                                                              CLOSING PRICES
                                                              --------------    CASH DIVIDENDS
                                                              HIGH      LOW        DECLARED
                                                              -----    -----    --------------
YEAR ENDED DECEMBER 31, 2003:
  First Quarter.............................................  $3.90    $2.41        $0.00
  Second Quarter............................................   3.90     3.10         0.00
  Third Quarter.............................................   4.17     3.46         0.00
  Fourth Quarter............................................   5.16     4.27         0.00
Year ended December 31, 2002:
  First Quarter.............................................  $5.15    $4.40        $0.09
  Second Quarter............................................   5.24     4.50         0.09
  Third Quarter.............................................   4.79     2.30         0.09
  Fourth Quarter............................................   3.42     2.25         0.03

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                 SELECTED TEN-YEAR CONSOLIDATED FINANCIAL DATA

                                                        AT OR FOR THE YEAR ENDED DECEMBER 31
                                     ---------------------------------------------------------------------------
                                        2003        2002*        2001*        2000**        1999         1998
                                     ----------   ----------   ----------   ----------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income..............  $   55,005   $   66,015   $   81,659   $  107,298   $  165,188   $  158,958
Total interest expense.............      30,360       38,647       53,461       69,839       99,504       93,728
                                     ----------   ----------   ----------   ----------   ----------   ----------
Net interest income................      24,645       27,368       28,198       37,459       65,684       65,230
  Provision for loan losses........       2,961        9,265        1,350        2,096        1,900          600
                                     ----------   ----------   ----------   ----------   ----------   ----------
Net interest income after provision
  for loan losses..................      21,684       18,103       26,848       35,363       63,784       64,630
Total non-interest income..........      16,929       19,687       18,075       16,609       24,374       23,689
Total non-interest expense.........      38,277       46,367       42,536       51,734       60,815       59,520
                                     ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before income
  taxes............................         336       (8,577)       2,387          238       27,343       28,799
  Provision (benefit) for income
    taxes..........................        (213)      (3,425)         412       (1,478)       6,922        7,655
                                     ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss)..................  $      549   $   (5,152)  $    1,975   $    1,716   $   20,421   $   21,144
                                     ==========   ==========   ==========   ==========   ==========   ==========
PER COMMON SHARE DATA:(1)
Basic earnings (loss) per share....  $     0.04   $    (0.37)  $     0.15   $     0.13   $     1.53   $     1.51
Diluted earnings (loss) per
  share............................        0.04        (0.37)        0.15         0.13         1.52         1.48
Cash dividends declared............        0.00         0.30         0.36         0.42         0.59         0.60
Book value at period end...........        5.32         5.77         6.01         5.83         8.46        10.48
                                     ----------   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET AND OTHER DATA:
Total assets.......................  $1,147,886   $1,175,550   $1,198,859   $1,254,261   $2,467,479   $2,377,081
Loans and loans held for sale, net
  of unearned income...............     503,387      572,977      599,481      590,271    1,095,804    1,066,321
Allowance for loan losses..........      11,682       10,035        5,830        5,936       10,350       10,725
Investment securities available for
  sale.............................     524,573      490,701      498,626      550,232    1,187,335      661,491
Investment securities held to
  maturity.........................      28,089       15,077           --           --           --      508,142
Deposits...........................     654,597      669,929      676,346      659,064    1,230,941    1,176,291
Total borrowings...................     410,206      410,135      424,665      500,580    1,099,842    1,026,570
Stockholders' equity...............      74,270       80,256       81,990       78,407      112,557      141,670
Full-time equivalent employees.....         413          422          475          477          745          762
                                     ----------   ----------   ----------   ----------   ----------   ----------

                                           AT OR FOR THE YEAR ENDED DECEMBER 31
                                     -------------------------------------------------
                                        1997         1996         1995         1994
                                     ----------   ----------   ----------   ----------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income..............  $  154,788   $  137,333   $  129,715   $  102,811
Total interest expense.............      87,929       76,195       73,568       46,993
                                     ----------   ----------   ----------   ----------
Net interest income................      66,859       61,138       56,147       55,818
  Provision for loan losses........         158           90          285       (2,765)
                                     ----------   ----------   ----------   ----------
Net interest income after provision
  for loan losses..................      66,701       61,048       55,862       58,583
Total non-interest income..........      20,203       18,689       16,543        8,187
Total non-interest expense.........      54,104       52,474       50,557       49,519
                                     ----------   ----------   ----------   ----------
Income (loss) before income
  taxes............................      32,800       27,263       21,848       17,251
  Provision (benefit) for income
    taxes..........................       9,303        7,244        6,045        5,931
                                     ----------   ----------   ----------   ----------
Net income (loss)..................  $   23,497   $   20,019   $   15,803   $   11,320
                                     ==========   ==========   ==========   ==========
PER COMMON SHARE DATA:(1)
Basic earnings (loss) per share....  $     1.56   $     1.28   $     0.96   $     0.73
Diluted earnings (loss) per
  share............................        1.54         1.28         0.96         0.73
Cash dividends declared............        0.53         0.46         0.35         0.32
Book value at period end...........       10.77         9.97         9.45         8.19
                                     ----------   ----------   ----------   ----------
BALANCE SHEET AND OTHER DATA:
Total assets.......................  $2,239,110   $2,087,112   $1,885,372   $1,788,890
Loans and loans held for sale, net
  of unearned income...............     989,575      939,726      834,634      868,004
Allowance for loan losses..........      12,113       13,329       14,914       15,590
Investment securities available for
  sale.............................     580,115      455,890      427,112      259,462
Investment securities held to
  maturity.........................     536,608      546,318      463,951      524,638
Deposits...........................   1,139,527    1,138,738    1,177,858    1,196,246
Total borrowings...................     913,056      770,102      534,182      432,735
Stockholders' equity...............     158,180      151,917      150,492      137,136
Full-time equivalent employees.....         765          759          742          780
                                     ----------   ----------   ----------   ----------

---------------

 * Certain balance sheet items and financial ratios for these years were restated to reflect a $2.5 million prior period adjustment which increased retained earnings and reduced deferred tax liabilities. See Note #27 to the consolidated financial statements for further discussion. Earlier years were not restated as the amounts were not material to any of the individual years presented.

**  The Company spun-off its Three Rivers Bank subsidiary on April 1, 2000.

(1) All per share and share data have been adjusted to reflect a 3 for 1 stock split in the form of a 200% stock dividend which was distributed on July 31, 1998, to shareholders of record on July 16, 1998.

                                                        AT OR FOR THE YEAR ENDED DECEMBER 31
                                     ---------------------------------------------------------------------------
                                        2003        2002*        2001*        2000**        1999         1998
                                     ----------   ----------   ----------   ----------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL RATIOS:
Return on average total equity.....        0.71%       (6.18)%       2.37%        2.11%       15.48%       14.13%
Return on average assets...........        0.05        (0.43)        0.15         0.11         0.83         0.93
Loans and loans held for sale, net
  of unearned income, as a percent
  of deposits, at period end.......       76.90        85.53        88.64        89.56        89.02        87.09
Ratio of average total equity to
  average assets...................        6.67         7.00         6.51         5.20         5.39         6.58
Common stock cash dividends as a
  percent of net income (loss)
  applicable to common stock.......          --       (80.16)      247.29       327.27        38.51        41.00
Common and preferred stock cash
  dividends as a percent of net
  income (loss)....................          --       (80.16)      247.29       327.27        38.51        41.00
Interest rate spread...............        2.02         2.16         2.08         2.26         2.59         2.58
Net interest margin................        2.31         2.51         2.45         2.63         2.96         3.17
Allowance for loan losses as a
  percentage of loans and loans
  held for sale, net of unearned
  income, at period end............        2.32         1.75         0.97         1.01         0.94         1.01
Non-performing assets as a
  percentage of loans and loans
  held for sale and other real
  estate owned, at period end......        2.26         1.22         1.67         1.01         1.21         0.77
Net charge-offs as a percentage of
  average loans and loans held for
  sale.............................        0.22         0.85         0.26         0.21         0.21         0.19
Ratio of earnings to fixed charges
  and preferred dividends:(2)
Excluding interest on deposits.....        1.02X        0.62x        1.07x        1.01x        1.47x        1.54x
Including interest on deposits.....        1.01         0.78         1.04         1.00         1.27         1.31
Cumulative one year GAP ratio, at
  period end.......................        0.96         1.44         1.30         1.01         0.59         1.03
                                     ----------   ----------   ----------   ----------   ----------   ----------

                                           AT OR FOR THE YEAR ENDED DECEMBER 31
                                     -------------------------------------------------
                                        1997         1996         1995         1994
                                     ----------   ----------   ----------   ----------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL RATIOS:
Return on average total equity.....       15.00%       13.36%       11.03%        8.92%
Return on average assets...........        1.09         1.03         0.87         0.75
Loans and loans held for sale, net
  of unearned income, as a percent
  of deposits, at period end.......       86.84        82.52        70.86        72.56
Ratio of average total equity to
  average assets...................        7.28         7.69         7.85         8.39
Common stock cash dividends as a
  percent of net income (loss)
  applicable to common stock.......       34.00        35.28        36.43        44.57
Common and preferred stock cash
  dividends as a percent of net
  income (loss)....................       34.00        35.28        36.43        44.57
Interest rate spread...............        2.97         3.06         2.94         3.47
Net interest margin................        3.43         3.52         3.45         4.03
Allowance for loan losses as a
  percentage of loans and loans
  held for sale, net of unearned
  income, at period end............        1.22         1.42         1.79         1.80
Non-performing assets as a
  percentage of loans and loans
  held for sale and other real
  estate owned, at period end......        0.89         0.92         1.13         0.91
Net charge-offs as a percentage of
  average loans and loans held for
  sale.............................        0.14         0.20         0.08         0.04
Ratio of earnings to fixed charges
  and preferred dividends:(2)
Excluding interest on deposits.....        1.72x         1.7x        1.77x         2.3x
Including interest on deposits.....        1.37         1.36         1.30         1.37
Cumulative one year GAP ratio, at
  period end.......................        0.88         0.79         0.86         0.79
                                     ----------   ----------   ----------   ----------

---------------

* Certain balance sheet items and financial ratios for these years were restated to reflect a $2.5 million prior period adjustment which increased retained earnings and reduced deferred tax liabilities. See Note #27 to the consolidated financial statements for further discussion. Earlier years were not restated as the amounts were not material to any of the individual years presented.

**  The Company spun-off its Three Rivers Bank subsidiary on April 1, 2000.

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

                 SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

                                                                    2003 QUARTER ENDED
                                                 ---------------------------------------------------------
                                                 DEC. 31         SEPT. 30         JUNE 30         MARCH 31
                                                 -------         --------         -------         --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income................................  $12,957         $13,079          $14,226         $14,743
Non-interest income............................   3,857            3,982           5,095            3,995
                                                 -------         -------          -------         -------
Total revenue..................................  16,814           17,061          19,321           18,738
                                                 -------         -------          -------         -------
Interest expense...............................   7,089            7,383           7,792            8,096
Provision for loan losses......................     384              384             534            1,659
Non-interest expense...........................   9,259            9,112           9,786           10,120
                                                 -------         -------          -------         -------
Income (loss) before income taxes..............      82              182           1,209           (1,137)
  Provision (benefit) for income taxes.........     (98)             (67)            294             (342)
                                                 -------         -------          -------         -------
Net income(loss)...............................  $  180          $   249          $  915          $  (795)
                                                 =======         =======          =======         =======
Basic earnings (loss) per common share.........  $ 0.01          $  0.02          $ 0.07          $ (0.06)
Diluted earnings (loss) per common share.......    0.01             0.02            0.07            (0.06)
Cash dividends declared per common share.......    0.00             0.00            0.00             0.00

                                                                    2002 QUARTER ENDED
                                                 ---------------------------------------------------------
                                                 DEC. 31         SEPT. 30         JUNE 30         MARCH 31
                                                 -------         --------         -------         --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income................................  $15,482         $16,202          $17,071         $17,260
Non-interest income............................   5,086            4,929           5,024            4,648
                                                 -------         -------          -------         -------
Total revenue..................................  20,568           21,131          22,095           21,908
                                                 -------         -------          -------         -------
Interest expense...............................   8,798            9,408           9,764           10,677
Provision for loan losses......................   4,530            3,380             815              540
Non-interest expense...........................  10,371           15,005          11,056            9,935
                                                 -------         -------          -------         -------
Income (loss) before income taxes..............  (3,131)          (6,662)            460              756
  Provision (benefit) for income taxes.........  (1,169)          (2,438)             52              130
                                                 -------         -------          -------         -------
Net income (loss)..............................  $(1,962)        $(4,224)         $  408          $   626
                                                 =======         =======          =======         =======
Basic earnings (loss) per common share.........  $(0.14)         $ (0.31)         $ 0.03          $  0.05
Diluted earnings (loss) per common share.......   (0.14)           (0.31)           0.03             0.05
Cash dividends declared per common share.......    0.03             0.09            0.09             0.09

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (M. D. & A.)

     The following discussion and analysis of financial condition and results of operations of AmeriServ Financial should be read in conjunction with the consolidated financial statements of AmeriServ Financial, including the related notes thereto, included elsewhere herein. Certain balance sheet items and financial ratios for the years 2002 and 2001 were restated to reflect a $2.5 million prior period adjustment. This prior period adjustment was recorded as of January 1, 2001 and increased retained earnings and reduced deferred tax liabilities. See Note #27 to the consolidated financial statements for further discussion. Management's discussion and analysis gives effect to this restatement.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

2003 SUMMARY OVERVIEW:

     During 2003, the Company has slowly improved its situation. At the close of 2002, the Company had recorded a loss of $5.2 million and watched its stock price hover at about 50% of book value. It had been criticized by regulatory authorities and had accepted the resignations of three of its most senior executives, including its Chief Executive Officer and its Chief Operating Officer. It was operating under an interim CEO and was facing an uncertain future.

     With the conclusion of 2003, the Company can look at a series of improvements:

     - It has recorded three consecutive quarters of profitability and full year net income of $549,000.

     - It has met its debt service requirements on its guaranteed junior subordinated deferrable interest debentures (trust preferred securities).

     - It continues to meet the requirements of the regulatory Memorandum of Understanding (See Note #24 to the Consolidated Financial Statements).

     - It has refocused itself as a community bank and a market leader in its primary retail markets.

     - It has redefined its primary lending market as approximately a 100 mile radius from Johnstown.

     But perhaps most importantly, it has stabilized the three areas of most concern at the end of 2002.

     1. As 2002 ended the level of classified loans was growing and exceeded the loan loss reserve -- However, during 2003 the loan loss reserve continued to strengthen and as the year progressed, the level of non-performing loans has stabilized. The entire loan portfolio is being monitored closely. All lending procedures have been reviewed and strengthened and the commercial lending area has been completely restructured in an effort to prevent a reoccurrence of the growth in non-performing loans that the Company experienced in recent years.

     2. A struggling mortgage-servicing operation that was experiencing significant losses -- Even though stabilizing interest rates had reduced the threat of further impairment losses, there was an inherent volatility in mortgage servicing portfolios that endangered the Company. But at the end of 2003, the mortgage banking segment is 75% smaller, thus reducing its ability to significantly threaten future earnings of AmeriServ although it continues to incur operating losses. It is the intent of the Company to develop a strategy to exit the mortgage servicing business as economic conditions permit.

     3. A $376 million borrowing from the Federal Home Loan Bank (FHLB) with maturities through 2010 -- Even with 38% of the borrowing on an overnight basis, the cost of borrowing was above 4%. However, at the conclusion of 2003, the portfolio has undergone a stringent strategic review. The investment portfolio contains AAA issues that comprise 97% of its holdings; it has a short investment duration of approximately two years; it has $100 million of hedges in place to protect against falling rates and it is positioned to benefit from rising rates with its short investment duration. By recording $3.8 million of security gains in 2003, the Company has demonstrated its ability to manage this portfolio in a volatile rate environment. This would suggest that the inherent risks are being managed carefully. It is the strategic intent of the Company to reduce the asset leverage program to less than 25% of total assets over a three- to five-year period.

     PERFORMANCE OVERVIEW. . .The following table summarizes some of the Company's key profitability performance indicators for each of the past three years.

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              --------   ----------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                      DATA AND RATIOS)
Net income (loss)...........................................   $ 549      $(5,152)     $1,975
Diluted earnings (loss) per share...........................    0.04        (0.37)       0.15
Return on average equity....................................    0.71%       (6.18)%      2.37%

     The Company reported net income of $549,000 or $0.04 per share in 2003. This represents significant improvement and a dramatic turnaround from the net loss of $5.2 million or $0.37 per share in 2002. Additionally, the Company reported three consecutive quarters of profitability after a net loss in the first quarter of 2003. The continuation of the turnaround contributed to the improved performance in virtually every facet of the operation. The sharply improved net income in 2003 when compared to 2002 resulted from reduced non-interest expenses and a lower provision for loan losses. These positive items more than offset reduced revenue from both net interest income and non-interest income and a lower income tax benefit.

     The Company reported a net loss of $5.2 million or $0.37 per share in 2002 compared to net income of $2.0 million or $0.15 per share in 2001. The Company's 2002 performance was negatively impacted by an increased provision for loan losses, higher non-interest expense, and reduced net interest income. Specifically, the provision for loan losses totaled $9.3 million in 2002; an increase of $7.9 million over the 2001 provision. The higher 2002 provision reflected actions taken to strengthen the allowance for loan losses as a result of continued weakness in the economy and deterioration in credit quality. Non-interest expense in 2002 increased due in part to additional mortgage servicing impairment charges and a $920,000 restructuring charge. Net interest income declined by $830,000 as a smaller level of earning assets more than offset the benefit of an increased net interest margin. These negative items were partially offset by increased non-interest income and a benefit for income taxes.

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

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT RATIOS)
Interest income.............................................  $55,005    $66,015    $81,659
Interest expense............................................   30,360     38,647     53,461
                                                              -------    -------    -------
Net interest income.........................................   24,645     27,368     28,198
Tax-equivalent adjustment...................................       39         72      1,023
                                                              -------    -------    -------
Net tax-equivalent interest income..........................  $24,684    $27,440    $29,221
                                                              =======    =======    =======
Net interest margin.........................................     2.31%      2.51%      2.45%

     2003 NET INTEREST PERFORMANCE OVERVIEW. . .The Company's 2003 net interest income on a tax-equivalent basis decreased by $2.8 million or 10.0% from 2002 due to a lower level of earning assets and a 20 basis point drop in the net interest margin to 2.31%. Loan portfolio shrinkage experienced during 2003 was a predominant factor contributing to both the lower level of earning assets and the net interest margin contraction. The overall net decrease in average loans outstanding reflects significant prepayments caused by the low interest rate environment and the Company's internal focus on improving asset quality. The Company completed the restructuring of its lending division during the third quarter of 2003 and did report modest growth in total loans in the fourth quarter of 2003 for the first time in six quarters.

     Additionally, the net interest margin compression also reflects increased mortgage-related cash flows in the investment securities portfolio as a result of the record level of mortgage refinancings in 2003. This reduced the securities portfolio yield due in part to accelerated amortization of premiums on mortgage-backed securities to correlate with the heightened prepayments and the reinvestment of this cash into new shorter duration securities with lower yields.

     COMPONENT CHANGES IN NET INTEREST INCOME: 2003 VERSUS 2002. . .Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for 2003 decreased by $11.0 million or 16.7% when compared to 2002. This decrease was due to a $29.4 million decline in earning assets and a 90 basis point drop in the earning asset yield to 5.15%. Within the earning asset base, the yield on the total investment securities portfolio dropped by 103 basis points to 3.99% while the yield on the total loan portfolio decreased by 63 basis points to 6.30%. Both of these declines reflect the low interest rate environment in place in 2003 as the Federal Reserve reduced the federal funds rate by 550 basis points since the beginning of 2001 in an effort to stimulate economic growth. These significant rate reductions have caused accelerated asset prepayments as borrowers have elected to refinance their higher fixed rate loans into lower cost loans. Additionally, floating or variable rate assets have also repriced downward.

     The $29.4 million decline in the volume of earning assets was due to a $69 million or 11.8% decrease in average loans outstanding which more than offset growth in both available for sale (AFS) and held to maturity (HTM) investment securities. The loan decline in 2003 reflected the heightened prepayment pressures and occurred in both commercial loans and residential mortgage loans. The drop in residential mortgage loans was also partially due to the Company's decision to sell approximately $62 million or 61% of the new mortgage loan production into the secondary market for interest rate risk management purposes. The drop in commercial loans was also caused by reduced new loan production as management was inwardly focused on reorganizing its commercial lending division during 2003. This reorganization included the hiring of a new chief lending officer in February of 2003 and the hiring of four experienced commercial lenders through the end of the third quarter of 2003. The Company did reverse the trend of net loan portfolio shrinkage during the fourth quarter of 2003 and anticipates that it will achieve meaningful commercial loan growth in 2004. This commercial loan growth should lead to a greater composition of loans in the earning asset mix which should contribute to increased net interest income and net interest margin in 2004.

     The Company's total interest expense for 2003 decreased by $8.3 million or 21.4% when compared to 2002. This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $26.9 million or 2.7% lower in 2003 as fewer deposits and borrowings were needed to fund a smaller earning asset base.

     The total cost of funds declined by 76 basis points to 3.13% and was driven down by a reduced cost of both deposits and borrowings. Specifically, the cost of interest bearing deposits decreased by 71 basis points to 2.05% and the cost of short-term borrowings and FHLB advances declined by 89 basis points to 4.29%. The reduced deposit cost was caused by lower rates paid particularly for savings accounts and certificates of deposit. The lower cost of borrowings reflects the downward repricing of maturing FHLB advances to lower current market rates as a result of the previously discussed decline in interest rates and the favorable impact that fair value hedges had on reducing interest expense. (See Note #22, Derivative Hedging Instruments, for further discussion).

     The Company's ratio of FHLB advances and short-term borrowings to total assets averaged 32.2% in 2003 which was comparable with the 31.9% average in 2002. The total revenue contribution from leverage assets (including investment security gains and hedging activity) amounted to $2.8 million in 2003 compared to $3.6 million in 2002. The Company presently anticipates that the size of the leverage program in 2004 will be comparable with 2003 and approximate $375 million or 32% of total assets. Longer-term the Company would like to reduce the size of its leverage program to 25% of total assets.

     2002 NET INTEREST PERFORMANCE OVERVIEW. . .The Company's 2002 net interest income on a tax-equivalent basis decreased by $1.8 million or 6.1% from 2001 due to a lower level of earning assets. This decline more than offset the benefit to net interest income of a six basis point increase in the net interest margin to 2.51%. The reduced level of earning assets was due to a $107 million reduction in the investment securities portfolio. This decrease resulted from the Company's decision to reduce its interest rate risk by delevering its balance sheet in the fourth quarter of 2001 and maintaining this lower borrowed funds position in 2002. As a result of this action, the Company's level of FHLB advances and short-term borrowings to total assets averaged 31.9% in 2002 compared to 37.4% in 2001.

     COMPONENT CHANGES IN NET INTEREST INCOME: 2002 VERSUS 2001. . .Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for 2002 decreased by $16.6 million or 20.1% when compared to 2001. This decrease was due to an $88 million decline in earning assets and a 92 basis point drop in the earning asset yield. Within the earning asset base, the yield on the total investment securities portfolio dropped by 107 basis points to 5.02% while the yield on the total loan portfolio decreased by 104 basis points to 6.93%. Both of these declines reflect the lower interest rate environment in place in 2002 as the Federal Reserve reduced the federal funds rate by 475 basis points during 2001 and by an additional 50 basis points in the fourth quarter of 2002 in an effort to stimulate economic growth. These significant rate reductions caused accelerated asset prepayments as borrowers elected to refinance their higher fixed rate loans into lower cost borrowings. Additionally, the downward repricing of floating rate assets also contributed to the lower earning asset yield.

     The $88 million decline in the volume of earning assets was due to a $107 million reduction in investment securities. The Company took advantage of the lower interest rate environment to reposition and profitably reduce the size of its investment securities portfolio during the fourth quarter of 2001 and throughout 2002. This decline in investment securities was partially offset by a $22 million or 4.0% increase in total average loans outstanding. The loan growth occurred primarily in commercial real-estate loans in the State College market. The Company also successfully grew its variable rate open-end home equity product during 2002.

     The Company's total interest expense for 2002 decreased by $14.8 million or 27.7% when compared to 2001. This reduction in interest expense was due to a lower volume of interest bearing liabilities (specifically borrowed funds) and a reduced cost of funds. Total average borrowed funds were $101 million or 19.7% lower in 2002 as fewer borrowings were needed to fund a smaller earning asset base which stemmed from managements decision to delever the balance sheet.

     The total cost of funds declined by 100 basis points to 3.89% and was driven down by a reduced cost of both deposits and borrowings. Specifically, the cost of interest bearing deposits decreased by 97 basis points to 2.76% and the cost of borrowings declined by 74 basis points to 5.46%. The lower deposit cost was caused by lower rates paid in all deposit categories particularly for money market deposits and certificates of deposit. The April 15, 2002 maturity of an $80 million interest rate swap that had fixed the cost of certain FHLB borrowings at 6.93% was a key factor responsible for the reduced cost of borrowings. Those hedged borrowings repriced to market with an average cost of approximately 1.79% in 2002.

     The lower deposit costs did not negatively impact the Company's deposit generation strategies, as total average deposits were $18 million or 2.7% higher in 2002 as compared to 2001. This growth in deposits occurred despite the third quarter 2001 strategic sale of approximately $16 million of deposits associated with the Company's Coalport Branch.

     The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). Additionally, a tax rate of approximately 35% is used to compute tax-equivalent yields. Certain balance sheet items for the years 2002 and 2001 were restated to reflect a $2.5 million prior period adjustment. See Note #27 to the consolidated financial statements for further discussion.

                                                                     YEAR ENDED DECEMBER 31
                                ------------------------------------------------------------------------------------------------
                                             2003                             2002                             2001
                                ------------------------------   ------------------------------   ------------------------------
                                             INTEREST                         INTEREST                         INTEREST
                                 AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                 BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE
                                ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
  Loans, net of unearned
    income....................  $  516,250   $33,346     6.30%   $  585,646   $41,082     6.93%   $  563,392   $45,568     7.97%
  Deposits with banks.........       5,294        54     1.01        14,859       281     1.89        17,173       552     3.17
  Federal funds sold and
    securities purchased under
    agreements to resell......          29        --     0.96           542         9     1.56         1,087        32     2.97
  Investment securities:
    Available for sale........     517,030    20,548     3.97       491,552    24,685     5.02       599,427    36,530     6.09
    Held to maturity..........      25,159     1,096     4.40           594        30     5.09            --        --       --
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
Total investment securities...     542,189    21,644     3.99       492,146    24,715     5.02       599,427    36,530     6.09
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----

                                                                     YEAR ENDED DECEMBER 31
                                ------------------------------------------------------------------------------------------------
                                             2003                             2002                             2001
                                ------------------------------   ------------------------------   ------------------------------
                                             INTEREST                         INTEREST                         INTEREST
                                 AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                 BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE
                                ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
TOTAL INTEREST EARNING ASSETS/
  INTEREST INCOME.............   1,063,762    55,044     5.15     1,093,193    66,087     6.05     1,181,079    82,682     6.97
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
Non-interest earning assets:
  Cash and due from banks.....      22,371                           22,700                           21,627
  Premises and equipment......      11,950                           13,165                           13,348
  Other assets................      66,005                           67,359                           68,192
  Allowance for loan losses...     (11,431)                          (5,997)                          (5,798)
                                ----------                       ----------                       ----------
TOTAL ASSETS..................  $1,152,657                       $1,190,420                       $1,278,448
                                ==========                       ==========                       ==========
Interest bearing liabilities:
  Interest bearing deposits:
    Interest bearing demand...  $   51,872   $   201     0.39%   $   49,681   $   249     0.50%   $   47,530   $   434     0.91%
    Savings...................     103,450       948     0.92       100,454     1,329     1.32        91,926     1,401     1.52
    Money market..............     123,845     1,309     1.06       129,902     1,423     1.09       134,799     3,654     2.71
    Other time................     282,838     9,045     3.20       300,683    13,053     4.34       303,135    16,053     5.30
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
    Total interest bearing
      deposits................     562,005    11,503     2.05       580,720    16,054     2.76       577,390    21,542     3.73
Federal funds purchased,
  securities sold under
  agreements to repurchase,
  and other short-term
  borrowings..................     105,780     1,464     1.37        56,633     1,015     1.79        54,217     1,950     3.60
Advances from Federal Home
  Loan Bank...................     265,184    14,433     5.44       322,557    18,618     5.77       423,767    26,961     6.36
Guaranteed junior subordinated
  deferrable interest
  debentures..................      34,500     2,960     8.58        34,500     2,960     8.58        34,500     2,960     8.58
Long-term debt................          --        --       --            --        --       --         2,543        48     1.89
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
TOTAL INTEREST BEARING
  LIABILITIES/INTEREST
  EXPENSE.....................     967,469    30,360     3.13       994,410    38,647     3.89     1,092,417    53,461     4.89
                                ----------   -------     ----    ----------   -------     ----    ----------   -------     ----
Non-interest bearing
  liabilities:
  Demand deposits.............     104,330                          105,830                           91,033
  Other liabilities...........       3,961                            6,856                           11,717
  Stockholders' equity........      76,897                           83,324                           83,281
                                ----------                       ----------                       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY........  $1,152,657                       $1,190,420                       $1,278,448
                                ==========                       ==========                       ==========
Interest rate spread..........                           2.02                             2.16                             2.08
Net interest income/net
  interest margin.............                24,684     2.31%                 27,440     2.51%                 29,221     2.45%
Tax-equivalent adjustment.....                   (39)                             (72)                          (1,023)
                                             -------                          -------                          -------
Net interest income...........               $24,645                          $27,368                          $28,198
                                             =======                          =======                          =======

     The average balance and yield on taxable securities was $542 million and 3.99%, $491 million and 5.02%, and $571 million and 6.10% for 2003, 2002, and
2001, respectively. The Company had no tax-exempt securities in 2003. The average balance and tax-equivalent yield on tax-exempt securities was $1 million and 5.5% and $29 million and 6.0% for 2002 and 2001, respectively.

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

                                                         2003 VS. 2002                   2002 VS. 2001
                                                  ----------------------------   -----------------------------
                                                      INCREASE (DECREASE)             INCREASE (DECREASE)
                                                       DUE TO CHANGE IN:               DUE TO CHANGE IN:
                                                  ----------------------------   -----------------------------
                                                  AVERAGE                        AVERAGE
                                                  VOLUME     RATE      TOTAL     VOLUME      RATE      TOTAL
                                                  -------   -------   --------   -------   --------   --------
                                                                         (IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income...................  $(4,378)  $(3,358)  $ (7,736)  $ 1,947   $ (6,433)  $ (4,486)
Deposits with banks.............................     (132)      (95)      (227)      (68)      (203)      (271)
Federal funds sold and securities purchased
  under agreements to resell....................       (6)       (3)        (9)      (12)       (11)       (23)
Investment securities:
  Available for sale............................    1,363    (5,500)    (4,137)   (5,966)    (5,879)   (11,845)
  Held to maturity..............................    1,070        (4)     1,066         4         26         30
                                                  -------   -------   --------   -------   --------   --------
Total investment securities.....................    2,433    (5,504)    (3,071)   (5,962)    (5,853)   (11,815)
                                                  -------   -------   --------   -------   --------   --------
Total interest income...........................   (2,083)   (8,960)   (11,043)   (4,095)   (12,500)   (16,595)
                                                  -------   -------   --------   -------   --------   --------
INTEREST PAID ON:
Interest bearing demand deposits................       12       (60)       (48)       21       (206)      (185)
Savings deposits................................       42      (423)      (381)      175       (248)       (73)
Money market....................................      (72)      (42)      (114)     (128)    (2,105)    (2,233)
Other time deposits.............................     (739)   (3,269)    (4,008)     (128)    (2,869)    (2,997)
Federal funds purchased, securities sold under
  agreements to repurchase, and other short-term
  borrowings....................................      615      (166)       449        91     (1,026)      (935)
Advances from Federal Home Loan Bank............   (3,167)   (1,018)    (4,185)   (6,009)    (2,334)    (8,343)
Long-term debt..................................       --        --         --       (24)       (24)       (48)
                                                  -------   -------   --------   -------   --------   --------
Total interest expense..........................   (3,309)   (4,978)    (8,287)   (6,002)    (8,812)   (14,814)
                                                  -------   -------   --------   -------   --------   --------
Change in net interest income...................  $ 1,226   $(3,982)  $ (2,756)  $ 1,907   $ (3,688)  $ (1,781)
                                                  =======   =======   ========   =======   ========   ========

     LOAN QUALITY . . .AmeriServ Financial's written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. Credit reviews are mandatory for all commercial loans and for all commercial mortgages in excess of $250,000 within a 12-month period. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas. The following table sets forth information concerning AmeriServ Financial's loan delinquency and other non-performing assets.

                                                                         AT DECEMBER 31
                                                              ------------------------------------
                                                                 2003         2002         2001
                                                              ----------   ----------   ----------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
Total loan delinquency (past due 30 to 89 days).............   $14,636      $17,878      $11,905
Total non-accrual loans.....................................    10,781        6,791        9,303
Total non-performing assets(1)..............................    11,411        6,964       10,044
Loan delinquency as a percentage of total loans and loans
  held for sale, net of unearned income.....................      2.91%        3.12%        1.99%
Non-accrual loans as a percentage of total loans and loans
  held for sale, net of unearned income.....................      2.14         1.19         1.55
Non-performing assets as a percentage of total loans and
  loans held for sale, net of unearned income, and other
  real estate owned.........................................      2.26         1.22         1.67

---------------

(1) Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments of which some are insured for credit loss, and (iii) other real estate owned.

     Between December 31, 2002, and December 31, 2003, total loan delinquency decreased by $3.2 million to 2.91% of total loans. This decline was due primarily to the transfer of a $4.8 million commercial mortgage loan into non-accrual status. The transfer of this $4.8 million commercial mortgage loan into non-accrual status was also the primary cause of the noted increase in non-accrual loans and non-performing assets and the corresponding ratios. This loan is to a borrower in the personal care industry and is supported by an 80% deficiency guarantee by the U.S. Department of Agriculture and is secured by a first mortgage on the personal care facility. The 20% unguaranteed portion was rated doubtful and the Company had established an allocation of $500,000 within the allowance for loan losses for this credit at December 31, 2003. The Company took possession of the facility in the first quarter of 2004 and will accordingly transfer the property into other real estate owned and continue to list it as a non-performing asset until it is sold. The Company expects to finalize a sale by June 30, 2004 and continues to believe that the loss allocation is appropriate.

     In addition to the non-performing assets, the Company is carefully monitoring the performance of a $4.3 million commercial exposure to a borrower in the hotel industry. As of December 31, 2003, the borrower is in default of the contractual payments. This credit is secured by a first mortgage on the hotel. At December 31, 2003, the Company classified this loan as substandard and had established a standard allocation of $750,000 within the allowance for loan losses for this credit. It is likely that this loan will move into non-performing status by March 31, 2004.

     Between December 31, 2001, and December 31, 2002, total loan delinquency increased sharply by $6 million to 3.12% of total loans. The majority of the increase was in commercial mortgage loans that were between 30 and 60 days delinquent. The increasing trend for loan delinquency reflected weaker economic conditions experienced both nationally and in the Company's local markets. The Company's level of non-performing assets dropped from $10.0 million or 1.67% of total loans at December 31, 2001 to $7.0 million or 1.22% of total loans at December 31, 2002. The decline between years was mainly due to increased net charge-offs in 2002 rather than improved credit quality.

     At December 31, 2003, the Company had two loans totaling $698,000 that have been restructured involving forgiving a portion of the interest or principal on these loans and granting loan rates less than that of the market rate.

     ALLOWANCE AND PROVISION FOR LOAN LOSSES. . .As described in more detail in the Critical Accounting Policies and Estimates section of this M.D.&A., the Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The allowance can be summarized into three elements; 1) reserves established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, economic trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy, financial information, and documentation exceptions, and 3) a general unallocated reserve which provides adequate positioning in the event of variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the bank's loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. Note that the qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company's management to establish allocations which accommodate each of the listed risk factors.

     The actions taken to strengthen the allowance for loan losses over the past two years resulted from a concerted effort to carefully review the Company's loan portfolio in light of deterioration in credit quality and the weakness in the economy. Additionally, in the fourth quarter of 2002, the Company concluded that although its credit and credit administration policies are sound, adherence to these policies had not been consistent. This resulted in incomplete or dated information in credit files. The obtaining of updated borrower financial information and its subsequent analysis led to rating downgrades for numerous credits which contributed to an increased level of classified loans. Specifically, since December 31, 2001 classified loans increased by $21 million or 155% to $35 million. The Company, however, has noted a stabilization in classified loans over the second half of 2003 and has kept its borrower financial information current and exceptions within policy guidelines during 2003. As a result of the increased provisioning, the balance in the allowance for loan losses and key loan portfolio coverage ratios grew. Specifically, at December 31, 2003, the loan loss reserve as a percentage of total loans amounted to 2.32% compared to 1.75% at December 31, 2002 and 0.97% at December 31, 2001. The Company's loan loss reserve coverage of non-performing assets amounted to 103% at December 31, 2003 compared to 144% at December 31, 2002 and 58% at December 31, 2001. The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended.

                                                         YEAR ENDED DECEMBER 31
                                         ------------------------------------------------------
                                           2003       2002       2001       2000        1999
                                         --------   --------   --------   --------   ----------
                                             (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year...........  $ 10,035   $  5,830   $  5,936   $ 10,350   $   10,725
Reduction due to spin-off of Three
  Rivers Bank..........................        --         --         --     (5,028)          --
Transfer to reserve for unfunded loan
  commitments..........................      (139)        --         --         --           --
                                         --------   --------   --------   --------   ----------
  Charge-offs:
     Commercial........................      (425)    (5,119)    (1,147)      (792)      (1,802)
     Real estate-mortgage..............      (503)      (516)      (220)    (1,038)        (625)
     Consumer..........................      (645)      (348)      (453)      (332)        (576)
                                         --------   --------   --------   --------   ----------
       Total charge-offs...............    (1,573)    (5,983)    (1,820)    (2,162)      (3,003)
                                         --------   --------   --------   --------   ----------
  Recoveries:
     Commercial........................       170        584        133         53          295
     Real estate-mortgage..............        65        160         65        451          199
     Consumer..........................       163        179        166        176          234
                                         --------   --------   --------   --------   ----------
       Total recoveries................       398        923        364        680          728
                                         --------   --------   --------   --------   ----------
Net charge-offs........................    (1,175)    (5,060)    (1,456)    (1,482)      (2,275)
Provision for loan losses..............     2,961      9,265      1,350      2,096        1,900
                                         --------   --------   --------   --------   ----------
Balance at end of year.................  $ 11,682   $ 10,035   $  5,830   $  5,936   $   10,350
                                         ========   ========   ========   ========   ==========

                                                         YEAR ENDED DECEMBER 31
                                         ------------------------------------------------------
                                           2003       2002       2001       2000        1999
                                         --------   --------   --------   --------   ----------
                                             (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Loans and loans held for sale, net of
  unearned income:
  Average for the year.................  $525,604   $592,686   $563,392   $722,633   $1,063,409
  At December 31.......................   503,387    572,977    599,481    590,271    1,095,804
As a percent of average loans and loans
  held for sale:
  Net charge-offs......................      0.22%      0.85%      0.26%      0.21%        0.21%
  Provision for loan losses............      0.56       1.56       0.24       0.29         0.18
  Allowance for loan losses............      2.22       1.69       1.03       0.82         0.97
Allowance as a percent of each of the
  following:
  Total loans and loans held for sale,
     net of unearned income............      2.32       1.75       0.97       1.01         0.94
  Total delinquent loans (past due 30
     to 89 days).......................     79.82      56.13      48.97      92.40       104.22
  Total non-accrual loans..............    108.36     147.77      62.67     102.29       210.02
  Total non-performing assets..........    102.37     144.10      58.04      99.58        77.48
Allowance as a multiple of net
  charge-offs..........................      9.94X      1.98x      4.01x      4.01x        4.55x
Total classified loans.................  $ 35,135   $ 20,666   $ 13,758   $ 11,544   $   24,049

     During 2003, the Company reclassified a separate reserve of $139,000 for unfunded loan commitments and letters of credit in accordance with Statement of Position (SOP) 01-06.

     The Company's provision for loan losses for 2003 totaled $3.0 million or 0.56% of average loans with a sizable portion of the funding occurring in the first quarter. This represented a significant decrease of $6.3 million from the 2002 provision of $9.3 million or 1.56% of total loans. Net charge-offs were also lower in 2003 totaling $1.2 million or 0.22% of average loans compared to net charge-offs of $5.1 million or 0.85% of average loans in 2002. As a result of the provision exceeding net charge-offs, the balance in the allowance for loan losses increased by $1.6 million during 2003. The Company's loan loss reserve coverage of total non-performing assets declined to 102% at December 31, 2003 compared to 144% at December 31, 2002 due to the previously discussed increase in non-performing assets. The allowance for loan losses to total loans ratio increased to 2.32% due to the net paydown of the loan portfolio and the building of the allowance for loan losses to address credit quality deterioration.

     The Company's provision for loan losses for 2002 totaled $9.3 million or 1.56% of average loans. This represented a significant increase of $7.9 million from the 2001 provision of $1.4 million or 0.24% of total loans. Net charge-offs were also higher in 2002 totaling $5.1 million or 0.85% of average loans compared to net charge-offs of $1.5 million or 0.26% of average loans in 2001. The higher net charge-offs in 2002 are primarily attributable to: a $2.0 million charge-off on a food services loan at the Pittsburgh Airport, a $1.6 million charge-off related to the workout of a commercial lease in the steel industry, and a $600,000 charge-off on a lumber industry credit. The Company did benefit from a $415,000 recovery that was collected in the first quarter of 2002 on a 1998 charged-off commercial loan. As a result of the provision exceeding net charge-offs, the balance in the allowance for loan losses increased by $4.2 million during 2002. Overall, net charge-offs were highest in 2002 when compared to the other years presented in the above table. This would suggest that the Company's general net charge-off experience typically ranges from $1.2 to $1.5 million.

     The following schedule sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                      AT DECEMBER 31
                       -----------------------------------------------------------------------------
                               2003                    2002                    2001            2000
                       ---------------------   ---------------------   --------------------   ------
                                 PERCENT OF              PERCENT OF             PERCENT OF
                                  LOANS IN                LOANS IN               LOANS IN
                                    EACH                    EACH                   EACH
                                 CATEGORY TO             CATEGORY TO            CATEGORY TO
                       AMOUNT       LOANS      AMOUNT       LOANS      AMOUNT      LOANS      AMOUNT
                       -------   -----------   -------   -----------   ------   -----------   ------
                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial...........  $ 2,623      15.0%      $ 1,932      15.6%      $1,706      20.6%      $1,390
Commercial loans
  secured by real
  estate.............    7,120      41.0         5,968      38.9       2,874       34.9       1,465
Real
  estate-mortgage....      376      38.9           469      40.7         403       39.7         390
Consumer.............      853       5.1           826       4.8         596        4.8         506
Allocation to general
  risk...............      710                     840                   251                  2,185
                       -------                 -------                 ------                 ------
Total................  $11,682                 $10,035                 $5,830                 $5,936
                       =======                 =======                 ======                 ======

                                 AT DECEMBER 31
                       -----------------------------------
                          2000               1999
                       -----------   ---------------------
                       PERCENT OF              PERCENT OF
                        LOANS IN                LOANS IN
                          EACH                    EACH
                       CATEGORY TO             CATEGORY TO
                          LOANS      AMOUNT       LOANS
                       -----------   -------   -----------
                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial...........     19.8%      $ 1,991      13.9%
Commercial loans
  secured by real
  estate.............     32.8         2,928      37.1
Real
  estate-mortgage....     42.7           791      43.3
Consumer.............      4.7           631       5.7
Allocation to general
  risk...............                  4,009
                                     -------
Total................                $10,350
                                     =======

     Even though residential real estate-mortgage loans comprise 39% of the Company's total loan portfolio, only $376,000 or 3.2% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based primarily upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors. The Company strengthened its allocations to the commercial and commercial real estate segments of the loan portfolio during the past three years. Factors considered by the Company that led to increased qualitative allocations to the commercial segments of the portfolio included: the slowing of the national and regional economies and its corresponding impact on the Company's loan delinquency trends, the increase in concentration risk among our 25 largest borrowers compared to total loans, the overall growth in the average size associated with these credits and a continued but reduced number of financial information and documentation exceptions.

     In addition to the specific and formula-driven reserve calculations, the Company has consistently established a general unallocated reserve to provide for risk inherent in the loan portfolio as a whole. Management believes that its judgment with respect to the establishment of the reserve allocated to general risk has been validated by experience and prudently reflects the model and estimation risk associated with the specific and formula driven allowances. The Company determines the unallocated reserve based on a variety of factors, some of which also are components of the formula-driven methodology. These include, without limitation, the previously mentioned qualitative factors along with general economic data, management's assessment of the direction of interest rates, and credit concentrations. In conjunction with the establishment of the general unallocated reserve, the Company also looks at the total allowance for loan losses in relation to the size of the total loan portfolio and the level of non-performing assets.

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

     NON-INTEREST INCOME. . .Non-interest income for 2003 totaled $16.9 million; a $2.8 million or 14.0% decrease from the 2002 performance. Factors contributing to the lower non-interest income in 2003 included:

     - a $758,000 loss realized in the first quarter of 2003 on the sale of approximately 69% of the Company's mortgage servicing portfolio. Largely as a result of this sale, the value of the Company's mortgage servicing rights declined from $6.9 million at December 31, 2002 to $1.7 million at December 31, 2003. This downsizing of the mortgage servicing asset reduces the level of interest rate risk and earnings volatility at the Company.

     - a $507,000 decrease in gains realized on the sale of investment securities as a steeper yield curve in the second half of 2003 limited the Company's ability to capture profits on prepaying securities.

     - a $277,000 drop in revenue from bank owned life insurance due to the receipt of a death benefit for an employee insured under the program in the prior year.

     - a $1.5 million decrease in other income resulting from the Company's decision to exit the merchant card business in the fourth quarter of 2002, reduced revenue generated from the sale of annuities and a decline in revenue related to mortgage loan sales into the secondary market in the second half of 2003.

     - a $321,000 or 6.9% increase in trust fees due to successful business development efforts related to union collective investment funds and improving equity market values that have increased the value of trust assets on which fees are assessed.

     Non-interest income for 2002 totaled $19.7 million; a $1.6 million or 8.9% increase from the 2001 performance. Factors contributing to the net increase in non-interest income in 2002 included:

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

     - a $731,000 increase in deposit service charges due to the full year benefit of an overdraft privilege program that was implemented in the fourth quarter of 2001.

     - a $244,000 increase in revenue from bank owned life insurance due to the receipt of a death benefit for an employee insured under the program.

     - a $386,000 decrease in other income due in part to the Company's receipt of a $300,000 payment for the legal rights to its former name in Western Pennsylvania in 2001. No such payment was received in 2002. Reduced fees on the early termination of leased equipment and fixed asset sales also negatively impacted this line item. These negative items overshadowed a $399,000 increase in revenue from fixed annuity sales. The Company also successfully exited the merchant card business by generating a $185,000 gain on the sale of its merchant card portfolio in the fourth quarter of 2002. The Company concluded that it lacked the necessary scale to effectively compete in this line of business.

     NON-INTEREST EXPENSE. . .Non-interest expense for 2003 totaled $38.3 million; an $8.1 million or 17.4% decrease from the 2002 performance. This decline reflects the Company's continued focus on reducing and containing expenses. Factors contributing to the sizable decrease in non-interest expense in 2003 included:

     - the dramatic downsizing of the mortgage servicing asset in the first quarter of 2003 reduced the impact of lower mortgage rates on the Company's performance. Specifically, the Company's impairment charge on mortgage servicing rights amounted to $3.7 million in 2002 compared to $390,000 in 2003 or a decline of $3.3 million. The valuation of mortgage servicing rights is a critical accounting policy because it requires the use of estimates related to interest rates and prepayment speeds (see further discussion in Critical Accounting Policies and Estimates section of this M.D.&A.).

     - a $1.7 million or 8.1% decrease in salaries and employee benefits as on average there were 32 fewer full time equivalent employees when compared to 2002. The lower salaries expense was partially offset by higher medical insurance costs as a result of premium increases and increased pension expense.

     - the Company also recorded in the third quarter of 2002 a $920,000 restructuring charge associated with implementing its earnings improvement program. There was no such charge in 2003. At December 31, 2002 , the Company had a remaining liability of $555,000 related to the restructuring charge that was recorded within other liabilities on the consolidated balance sheet. In 2003 the Company paid $462,000 for items associated with the restructuring charge. The remaining liability at December 31, 2003 totals $93,000.

     - a $2.3 million decline in other expenses due to cost cutting in numerous expense categories some of the larger of which included advertising expense, merchant card expense, business development expense, and education expense.

     Non-interest expense for 2002 totaled $46.4 million; a $3.8 million or 9.0% increase from the 2001 performance. Factors contributing to the net increase in non-interest expense in 2002 included:

     - the Company recognized a $3.7 million non-cash impairment charge on its mortgage servicing rights in 2002. This impairment charge was $1.2 million greater than 2001 and reflects an increase in mortgage prepayment speeds due to further declines in mortgage interest rates. These low rates have contributed to unprecedented levels of mortgage refinancing activity which had a significant negative impact on the value of the Company's mortgage servicing rights.

     - a $1.0 million increase in salaries and employee benefits due to higher medical insurance premiums, increased sales incentive based compensation, higher pension expense, severance costs related to the former chairman, and salary increases.

     - the recognition of a $920,000 restructuring charge in the third quarter of 2002 associated with the implementation of the Company's earnings improvement program. This program was expected to produce at least $4 million of annual expense reduction and this result was successfully achieved in 2003.

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

     INCOME TAX EXPENSE. . .The Company recognized an income tax benefit of $213,000 or an effective tax rate of (63.4)% in 2003. The Company recognized a benefit for income taxes of $3.4 million or an effective tax rate of (39.9%) in 2002 compared to an income tax expense of $412,000 or a 17.3% effective tax rate in 2001. The lower tax benefit in 2003 was due to the Company's improved earnings performance. The Company's recorded tax benefit reflects the overall low level of pre-tax earnings and the tax-free income the Company receives predominantly from bank owned life insurance. The recorded tax benefit in 2002 resulted from the pre-tax loss the Company experienced in 2002 and was greater than the statutory rate due primarily to the tax-free income the Company generates.

     The Company has determined that its January 1, 2001 deferred tax liabilities were overstated by $2.5 million due to errors in prior periods, in the calculation of the tax effects of certain leasing transactions, the accretion on investment securities and mortgage servicing rights. Accordingly, the Company has recorded a prior period adjustment to increase retained earnings and reduce other liabilities. See Note #27 to the Consolidated Financial Statements for further discussion.

     SEGMENT RESULTS. . .Note #23 to the Consolidated Financial Statements presents the results of the Company's key business segments and identifies their net income contribution. Retail banking was again the largest net income contributor earning $3.6 million in 2003. The retail banking net income contribution was down $541,000 from the prior year due to reduced net interest income. This more than offset a favorable reduction in non-interest expense within that segment. When 2002 is compared to 2001, the retail banking net income contribution is down approximately $1.5 million due primarily to the non-recurrence of the $1.4 million gain on the Coalport branch sale that was realized in 2001.

     The trust segment's net income contribution in 2003 amounted to $789,000. This represents an increase of $303,000 from the $486,000 net income contribution earned in 2002 due to a combination of increased fee revenue and lower non-interest expense. The higher fee revenue was due to successful business development efforts related to union collective investment funds and improving equity market values that have increased the value of trust assets on which fees are assessed. In the future, the trust segment will continue to focus on increasing the fee revenue generated from union business activities, particularly the ERECT and Build Funds, which are collective investment funds for trade union pension funds. These funds currently have assets in six states-Pennsylvania, Ohio, Michigan, Illinois, Indiana and Tennessee. The value of assets in these funds has increased by 31% during 2003 and totaled $269 million at December 31, 2003.

     The Company experienced earnings pressure in the mortgage banking segment which lost $1.7 million in 2003. This loss, however, was reduced significantly from the $3.2 million loss incurred in 2002. This negative performance in 2003 reflects the previously discussed $758,000 loss realized on the sale of a significant portion of the Company's mortgage servicing rights, a $390,000 mortgage servicing impairment charge and a $199,000 goodwill impairment loss. This downsizing of the mortgage servicing asset significantly reduced the size of the mortgage servicing impairment charge in 2003 when compared to the prior year. The Company will continue to reduce its exposure to the mortgage-servicing business in the future and expects to develop a strategy to pursue a financially prudent exit from this segment as economic conditions permit.

     The commercial lending segment lost $594,000 in 2003, which represented an improvement from the $3.8 million net loss experienced in 2002. The loss in both periods resulted primarily from a high provision for loan losses; although the size of the provision expense did decline by $6 million between years. The 2003 performance also reflects reduced net interest income due to fewer loans outstanding as a result of the previously discussed inward corporate focus on improving asset quality and significant prepayments caused by the low interest rate environment. When 2002 is compared to 2001, the commercial lending segment's net income contribution went from a positive contribution of $1.9 million in 2001 to a net loss of $3.8 million in 2002. The loss in 2002 resulted primarily from a deterioration in credit quality in the commercial loan and lease portfolio that caused the Company to increase its provision for loan losses by $7.9 million in 2002.

     The net loss in the investment/parent segment amounted to $1.7 million but was reduced by $1.0 million between 2003 and 2002 due to lower non-interest expenses (includes the non-recurrence of the $920,000 restructuring charge). This more than offset an $800,000 decrease in the revenue contribution from leveraged assets due largely to fewer investment security gains.

     For greater discussion on the future strategic direction of the Company's key business segments, see Forward Looking Statement which begins on page 33.

     BALANCE SHEET. . .The Company's total consolidated assets were $1.148 billion at December 31, 2003, compared with $1.176 billion at December 31, 2002, which represents a decrease of $27.7 million or 2.4%. This lower level of assets resulted from a $69.6 million or 12.1% decline in total loans and loans held for sale resulting from the prepayment pressures caused by the low interest rate environment and reduced new loan production. Mortgage servicing rights dropped by $5.2 million or 75.2% due primarily to the completed sale of the servicing rights on approximately $450 million in mortgage loan principal values. Premises and equipment decreased as depreciation expense in 2003 exceeded new fixed asset purchases by $1.5 million. These items were partially offset by a $46.9 million increase in the investment securities portfolio as the cash generated from the net loan paydowns was redeployed into both AFS and HTM securities. The size of the Company's asset leverage program approximated $375 million in 2003 which was comparable with the prior year.

     The Company's deposits totaled $655 million at the end of 2003, which represented a decrease of $15.3 million or 2.3% when compared to the end of 2002 due to certificate of deposit run-off and reduced money market account balances. The Company was able to contain the size of its borrowed funds position as total borrowings remained at $410 million between years. Total stockholders equity decreased by $6.0 million as a result of a drop in accumulated other comprehensive income due to a lower value of the AFS investment securities portfolio. The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at December 31, 2003 of 7.58%, compared to a regulatory minimum of 5.0%.

     LIQUIDITY. . .Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $2.4 million from December 31, 2002, to December 31, 2003, due primarily to $20 million of cash used by financing activities. This was partially offset by $10 million of cash provided by operating activities and $7 million of cash provided by investing activities. Within investing activities, cash used to purchase new investment securities exceeded proceeds from investment security maturities and sales by $56.5 million. Cash advanced for new loan fundings and purchases totaled $127 million and was $68 million less than the cash received from loan principal payments and sales. Within financing activities, payments for maturing certificates of deposit exceeded proceeds from new certificates of deposit by $14 million.

     There was no cash used for common stock cash dividends in 2003 compared to $4.1 million in 2002. The Company used $2.9 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in each of the years presented. As a result of dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position, management believes that the parent company will have ample cash to continue to make the dividend payment on the trust preferred securities through the second quarter of 2004. The Company is presently developing a contingency cash flow plan that identifies strategies to continue the trust preferred dividend payments in an uninterrupted manner through the end of 2004. Note that some of these strategies may require regulatory approval. Intermediate to longer term, however, the payment of the trust preferred dividend is dependent upon the subsidiary bank maintaining profitability so that it can resume upstreaming dividends to the parent company. The subsidiary bank must first recoup the $2.6 million net loss that it incurred for the year ended December 31, 2002 before the Company can approach the regulatory authorities to request permission to resume dividend upstreams. Through December 31, 2003, the bank had earned $2.2 million leaving a remaining loss to be recovered of $448,000. The Company expects that the bank will have recovered the remaining loss by the end of the first quarter of 2004. The Company views the deferral of the interest payments on the trust preferred securities as the least favorable alternative to maintaining parent company liquidity because the payments are cumulative and interest immediately begins to accrue on the unpaid amount at a rate of 8.45% along with the reputational risk associated with the deferral.

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totaled $62 million at December 31, 2003, which was comparable with the December 31, 2002 level. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities are other significant sources of asset liquidity for the Company.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. At December 31, 2003, the Company's subsidiaries had approximately $5 million of unused lines of credit available under informal arrangements with correspondent banks. These lines of credit enable the Company's banking subsidiary to purchase funds for short-term needs at current market rates. Additionally, the Company's subsidiary bank is a member of the Federal Home Loan Bank which provides the opportunity to obtain short to longer term advances based upon the banks investment in assets secured by one- to four-family residential real estate. This would suggest a remaining current total available Federal Home Loan Bank aggregate borrowing capacity of approximately $233 million. The Company has ample liquidity available to fund all outstanding loan commitments if they were fully drawn upon.

     CAPITAL RESOURCES. . .The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, both the Company and its subsidiary bank are considered "well capitalized" under all applicable FDIC regulations. The Company anticipates that it will build its capital ratios during 2004 due to the retention of earnings. As presented in Note #24 to the Consolidated Financial Statements, the Company's asset leverage ratio was 7.58% and the Tier 1 capital ratio was 13.70% at December 31, 2003. Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At December 31,

2003, accumulated other comprehensive loss amounted to $932,000. Additionally, the Company generated approximately $1.4 million of tangible capital in 2003 due to the amortization of core deposit intangible assets.

     As a result of the net loss incurred in 2002, the Company announced on January 24, 2003 that it suspended its common stock cash dividend. The Company had declared and paid common stock cash dividends of $0.30 per share in 2002. While the Company had not repurchased any of its own shares since the year 2000, the Company has also suspended its treasury stock repurchase program. For so long as the Company and the Board are parties to the Memorandum Of Understanding
(MOU), reinstatement of either the common stock dividend or the treasury stock repurchase program will require the prior written approval of the Company's primary regulators -- the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. (See Note #24, Regulatory Matters, for further discuss of the Memorandum Of Understanding.) The Company believes it is in compliance with the requirements of the MOU.

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

     The following table presents a summary of the Company's static GAP positions at December 31, 2003:

                                                     OVER        OVER
                                                   3 MONTHS    6 MONTHS
                                       3 MONTHS     THROUGH    THROUGH      OVER
INTEREST SENSITIVITY PERIOD             OR LESS    6 MONTHS     1 YEAR     1 YEAR      TOTAL
---------------------------            ---------   ---------   --------   --------   ----------
                                            (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans................................  $ 193,810   $  35,556   $ 43,078   $219,261   $  491,705
Investment securities................     80,682      38,122     66,571    367,287      552,662
Short-term assets....................        289          --         --         --          289
Bank owned life insurance............         --          --     29,515         --       29,515
                                       ---------   ---------   --------   --------   ----------
  Total rate sensitive assets........  $ 274,781   $  73,678   $139,164   $586,548   $1,074,171
                                       ---------   ---------   --------   --------   ----------
RATE SENSITIVE LIABILITIES:
Deposits:
  Non-interest bearing deposits......  $      --   $      --   $     --   $103,982   $  103,982
  NOW and Super NOW..................      8,762          --         --     53,204       61,966
  Money market.......................     76,468          --         --     30,753      107,221
  Other savings......................     26,087          --         --     78,264      104,351
  Certificates of deposit of $100,000
     or more.........................     19,097       1,081      2,398     17,373       39,949

                                                     OVER        OVER
                                                   3 MONTHS    6 MONTHS
                                       3 MONTHS     THROUGH    THROUGH      OVER
INTEREST SENSITIVITY PERIOD             OR LESS    6 MONTHS     1 YEAR     1 YEAR      TOTAL
---------------------------            ---------   ---------   --------   --------   ----------
                                            (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
  Other time deposits................     45,124      33,906     47,597    110,501      237,128
                                       ---------   ---------   --------   --------   ----------
     Total deposits..................    175,538      34,987     49,995    394,077      654,597
Borrowings...........................    149,652           9         18    260,527      410,206
                                       ---------   ---------   --------   --------   ----------
     Total rate sensitive
       liabilities...................  $ 325,190   $  34,996   $ 50,013   $654,604   $1,064,803
                                       ---------   ---------   --------   --------   ----------
Off balance sheet hedges:............   (100,000)         --         --    100,000           --
                                       ---------   ---------   --------   --------   ----------
INTEREST SENSITIVITY GAP:
  Interval...........................   (150,409)     38,682     89,151     31,944           --
  Cumulative.........................  $(150,409)  $(111,727)  $(22,576)  $  9,368   $    9,368
                                       =========   =========   ========   ========   ==========
Period GAP ratio.....................       0.65X       2.11X      2.78X      1.06X
Cumulative GAP ratio.................       0.65        0.76       0.96       1.01
Ratio of cumulative GAP to total
  assets.............................     (13.10)%     (9.73)%    (1.97)%     0.82%

     When December 31, 2003, is compared to December 31, 2002, the Company's one year cumulative GAP ratio became negative due primarily to the execution of fair value hedges that converted certain fixed rate borrowings into variable rate borrowings.

     Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/-7.5% which include interest rate movements of at least 200 basis points. Under the current historically low interest rate environment, a declining 200 basis point or greater scenario is improbable and therefore is of limited value. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate increases of 200 basis points and immediate interest rate decreases of 100 basis points. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company's existing balance sheet that was developed under the flat interest rate scenario.

                                                              VARIABILITY OF       CHANGE IN
                                                               NET INTEREST     MARKET VALUE OF
INTEREST RATE SCENARIO                                            INCOME        PORTFOLIO EQUITY
----------------------                                        --------------   ------------------
200 bp increase.............................................       (5.7)%             15.7%
100 bp decrease.............................................       (4.6)%            (25.3)%

     As indicated in the table, market value of portfolio equity increased by 15.7% under a 200 basis point increase scenario due primarily to the increased value of the Company's core deposit base. The maximum negative variability of net interest income of (4.6)% and market value of portfolio equity of (25.3)% occurred in a 100 basis point downward rate shock and reflects further impairment of the remaining mortgage servicing rights in a falling interest rate environment along with a reduced value for core deposits and a greater liability for fixed rate FHLB advances. Net interest income in the declining rate forecast was also negatively impacted by the Company's inability to further reduce certain core deposit costs given the historic lows of current interest rates. Note the fair value hedges executed in 2003 helped reduce the Company's exposure to flat and declining interest rates. Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

     Within the investment portfolio at December 31, 2003, 95% of the portfolio is classified as available for sale and 5% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth as needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity but has no impact on regulatory capital. Furthermore, it is the Company's intent to continue to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market.

     The amount of loans outstanding by category as of December 31, 2003, which are due in (i) one year or less, (ii) more than one year through five years, and
(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                                   MORE
                                                                 THAN ONE
                                                        ONE        YEAR
                                                      YEAR OR    THROUGH     OVER FIVE    TOTAL
                                                       LESS     FIVE YEARS     YEARS      LOANS
                                                      -------   ----------   ---------   --------
                                                             (IN THOUSANDS, EXCEPT RATIOS)
Commercial..........................................  $21,891    $ 49,795    $  4,052    $ 75,738
Commercial loans secured by real estate.............   33,543     102,246      70,415     206,204
Real estate-mortgage................................   18,497      48,143     127,965     194,605
Consumer............................................    2,747      21,122       4,474      28,343
                                                      -------    --------    --------    --------
Total...............................................  $76,678    $221,306    $206,906    $504,890
                                                      =======    ========    ========    ========
Loans with fixed-rate...............................  $19,327    $142,371    $146,684    $308,382
Loans with floating-rate............................   57,351      78,935      60,222     196,508
                                                      -------    --------    --------    --------
Total...............................................  $76,678    $221,306    $206,906    $504,890
                                                      =======    ========    ========    ========
Percent composition of maturity.....................     15.2%       43.8%       41.0%      100.0%
Fixed-rate loans as a percentage of total loans.....                                         61.1%
Floating-rate loans as a percentage of total
  loans.............................................                                         38.9%

     The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

     CONTRACTURAL OBLIGATIONS. . .The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                                          PAYMENTS DUE IN
                             --------------------------------------------------------------------------
                               NOTE      ONE YEAR   ONE TO THREE   THREE TO FIVE   OVER FIVE
                             REFERENCE   OR LESS       YEARS           YEARS         YEARS      TOTAL
                             ---------   --------   ------------   -------------   ---------   --------
                                                           (IN THOUSANDS)
Deposits without a stated
  maturity.................     11       $377,520     $    --         $    --      $     --    $377,520
Certificates of deposit....     11        149,203      79,266          24,881        23,727     277,077
Borrowed funds.............     12        149,643      15,000              --       211,063     375,706
Guaranteed junior
  subordinated deferrable
  interest debentures......     12             --          --              --        34,500      34,500
Lease commitments..........     16          1,190       1,924             913           998       5,025

     OFF BALANCE SHEET ARRANGEMENTS. . .The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. For further discussion on Derivative Hedging Instruments see Note #22 to the Consolidated Financial Statements.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES. . .The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses and mortgage servicing rights are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company's financial position or results of operation.

     ACCOUNT -- Allowance for Loan Losses

     BALANCE SHEET REFERENCE -- Allowance for Loan Losses

     INCOME STATEMENT REFERENCE -- Provision for Loan Losses

DESCRIPTION

     As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

     - A detailed review of all criticized and impaired loans with balances over $250,000 to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

     - The application of formula driven reserve allocations for all commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.

     - The application of formula driven reserve allocations to consumer and mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five-year historical average of actual loan net charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical net charge-off experience for consumer loans.

     - The application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.

     - The maintenance of a general unallocated reserve to accommodate inherent risk in the Company's portfolio that is not identified through the Company's specific loan and portfolio segment reviews discussed above. Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company and its Board of Directors believe a general unallocated reserve is needed to recognize the estimation risk associated with the specific and formula driven allowances. In conjunction with the establishment of the general unallocated reserve, the Company also looks at the total allowance for loan losses in relation to the size of the total loan portfolio and the level of non-performing assets.

     After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to evaluate the adequacy of the reserve. The Company believes that this quarterly process is in compliance with GAAP and regulatory requirements.

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

     The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $250,000 within a 12 month period. The Company defines classified loans as those loans rated substandard and doubtful. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

     The Company believes that it uses the best information available to determine the adequacy of the allowance for loan losses. However, future adjustments to the allowance for loan losses may be necessary and the results of operations could be significantly and adversely affected if conditions differ substantially from the assumptions used in making the determinations.

     ACCOUNT -- Mortgage Servicing Rights

     BALANCE SHEET REFERENCE -- Mortgage Servicing Rights

     INCOME STATEMENT REFERENCE -- Net Mortgage Servicing Fees and Impairment Charge for Mortgage Servicing Rights

DESCRIPTION

     The Company recognizes as assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or originations. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where servicing rights have been retained, the Company allocates the cost of originating the loan to the loan (without the servicing rights) and the servicing rights retained based on their relative fair market values if it is practicable to estimate those fair values. Where it is not practicable to estimate the fair values, the entire cost of originating the loan is allocated to the loan without the servicing rights. For purposes of evaluating and measuring impairment, the Company stratifies the rights based on risk characteristics. If the discounted projected net cash flows of a stratum are less than the carrying amount of the stratum, the stratum is written down to the amount of the discounted projected net cash flows through a valuation account. This writedown is recorded in the line item on the Consolidated Statements of Operations titled Impairment charge for mortgage servicing rights. The Company has determined that the predominant risk characteristics of its portfolio are loan type and interest rate. For the purposes of evaluating impairment, the Company has stratified its portfolio in 200 basis point tranches by loan type. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The value of mortgage servicing rights is subject to interest rate and prepayment risk. It is likely that the value of these assets will decrease if interest rates decline and prepayments occur at greater than the expected rate and conversely the value of servicing increases if interest rates rise and prepayment speeds slow.

     FORWARD LOOKING STATEMENT. . .

THE NEW STRATEGIC FOCUS:

     The stabilizing of the Company in 2003 has enabled the Board and management to examine the franchise in some detail. It is a fact that AmeriServ has already begun to articulate and to execute its strategy for the future. The Company is coalescing around a back-to-basics concentration on community banking. It believes that it possesses a solid franchise and can create greater institutional value. AmeriServ has three strong business units that management and Board believe can perform at a higher level of profitability.

     1. THE RETAIL BANK -- When the $400 million asset leverage program is extracted, the Retail Bank remains a strong $800 million bank buoyed by $650 million in core deposits. This retail bank operates 23 branches and has been consistently profitable. It is a fact that this type of banking in the region has been in a state of chaos in recent years. There have been mergers, divestitures, branch closings, name changes, etc. Unfortunately for AmeriServ, during this period, its focus has been diluted by a spin-off, a name change, operating losses and regulatory criticisms. However, as AmeriServ emerges from its Turnaround it now finds itself to be the largest locally owned, locally managed bank in its primary retail market area. It also has discovered that, in spite of its recent difficulties, its core customers have remained loyal and supportive. The Company believes that its Retail Bank has a powerful future ahead. It has a solid product mix, it has a strong sales ethic, and it intends to build an equally strong service culture. AmeriServ recognizes that its primary market is experiencing weakness, but it believes that as it sharpens its community banking skills, good products and exemplary personal service will enable the Retail Bank to establish a strong base for the Company as a whole.

     2. COMMERCIAL LENDING -- This business unit has been completely restructured in 2003, after experiencing serious difficulties in 2001 and 2002. It has a new chief lending officer and almost an entirely new staff of experienced professional lenders. The unit is focused on the stated primary lending market of an approximate 100 mile radius from Johnstown. It is mounting an energetic customer calling effort to build its loan balances. It has also reengineered its lending procedures. The Company can provide the unit with the capacity to grow substantially and its new procedures should permit it to increase its margins and build permanent relationships. As this unit emerges, it bears little resemblance to its former self and is poised to generate increased loan outstandings in 2004 and be a strong future contributor to the Company's revenue stream.

     3. TRUST COMPANY -- This business unit has an almost unique business opportunity. As the largest operating trust company of its kind between Harrisburg and Pittsburgh, it has many facets. It has all of the activities expected of a bank trust department and we believe it is proficient in each of them. In addition, it has a unique capability that sets it apart from almost all other trust operations. As a part of one of only 13 unionized banks in the nation, this unit has developed a strategy and a set of products that leverage that unusual situation. It has been quite successful in building products that serve the union managed pension funds that are a significant facet of certain segments of the American labor scene. These products have no geographic restrictions, nor do they require major commitments of AmeriServ's capital. They do, however, require skilled professionals to market and manage the trust company's capabilities. As the Company strengthens, resources will be channeled to the AmeriServ Trust Company so that it can become a greater force in this discrete market niche.

     The Company has re-affirmed its roots as a community bank. It has strengthened its core units: the Retail Bank, the Commercial Lending and the Trust Company. It has contained and/or corrected its troubled units. The Company recognizes that it suffered from a lack of focus and poor execution. However, the speed with which the Company took steps to right itself in 2003 indicates that, with a commitment to focus, it can meet challenges.

     Therefore, the future direction of AmeriServ Financial, Inc. will be highlighted by efforts to continue to strengthen its balance sheet, to control and leverage its non-interest expenses and to place strong emphasis on its three key business units. The Board and management commit that the focus will be clear, the planning will be extensive, the execution will be precise and the results will be measured. The turnaround in 2003 has been strong, but only represents a beginning. In the near term, the fundamental goal is to build an increasing level of net income from these core units.

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

     For information regarding the market risk of the Company's financial instruments, see Interest Rate Sensitivity in the M. D. & A. presented on pages 28-30. The Company's principal market risk exposure is to interest rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                      AT DECEMBER 31
                                                              ------------------------------
                                                                 2003            2002
                                                              ----------   -----------------
                                                                            (AS RESTATED --
                                                                             SEE NOTE #27)
                                                                      (IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $   24,484      $   26,812
Interest bearing deposits...................................         289             362
Investment securities:
  Available for sale........................................     524,573         490,701
  Held to maturity (market value $28,095 at December 31,
    2003 and $15,320 at December 31, 2002)..................      28,089          15,077
Loans held for sale.........................................       1,423           4,217
Loans.......................................................     504,890         573,641
  Less: Unearned income.....................................       2,926           4,881
       Allowance for loan losses............................      11,682          10,035
                                                              ----------      ----------
Net loans...................................................     490,282         558,725
                                                              ----------      ----------
Premises and equipment, net.................................      11,141          12,674
Accrued income receivable...................................       4,922           6,069
Mortgage servicing rights...................................       1,718           6,917
Goodwill....................................................       9,544           9,743
Core deposit intangibles....................................       4,719           6,151
Bank owned life insurance...................................      29,515          28,301
Other assets................................................      17,187           9,801
                                                              ----------      ----------
TOTAL ASSETS................................................  $1,147,886      $1,175,550
                                                              ==========      ==========
LIABILITIES
Non-interest bearing deposits...............................  $  103,982      $   99,226
Interest bearing deposits...................................     550,615         570,703
                                                              ----------      ----------
Total deposits..............................................     654,597         669,929
                                                              ----------      ----------
Federal funds purchased and securities sold under agreements
  to repurchase.............................................          --           9,225
Other short-term borrowings.................................     144,643          91,563
Advances from Federal Home Loan Bank........................     231,063         274,847
Guaranteed junior subordinated deferrable interest
  debentures................................................      34,500          34,500
                                                              ----------      ----------
Total borrowed funds........................................     410,206         410,135
                                                              ----------      ----------
Other liabilities...........................................       8,813          15,230
                                                              ----------      ----------
TOTAL LIABILITIES...........................................   1,073,616       1,095,294
                                                              ----------      ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized;
  there were no shares issued and outstanding on December
  31, 2003, and 2002........................................          --              --
Common stock, par value $2.50 per share; 24,000,000 shares
  authorized; 18,048,518 shares issued and 13,957,599
  outstanding on December 31, 2003; 17,989,221 shares issued
  and 13,898,302 shares outstanding on December 31, 2002....      45,121          44,973
Treasury stock at cost, 4,090,919 shares on December 31,
  2003 and 2002.............................................     (65,824)        (65,824)
Capital surplus.............................................      66,809          66,755
Retained earnings...........................................      29,096          28,547
Accumulated other comprehensive income (loss), net..........        (932)          5,805
                                                              ----------      ----------
TOTAL STOCKHOLDERS' EQUITY..................................      74,270          80,256
                                                              ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,147,886      $1,175,550
                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                               2003       2002         2001
                                                              -------    -------      -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
INTEREST INCOME
Interest and fees on loans:
  Taxable...................................................  $33,209    $40,410      $43,076
  Tax exempt................................................       98        612        1,810
Deposits with banks.........................................       54        281          552
Federal funds sold and securities purchased under agreements
  to resell.................................................       --          9           32
Investment securities:
  Available for sale........................................   20,548     24,673       36,189
  Held to maturity..........................................    1,096         30           --
                                                              -------    -------      -------
Total Interest Income.......................................   55,005     66,015       81,659
                                                              -------    -------      -------
INTEREST EXPENSE
Deposits....................................................   11,503     16,054       21,542
Federal funds purchased and securities sold under agreements
  to repurchase.............................................       25         52          132
Other short-term borrowings.................................    1,439        963        1,818
Advances from Federal Home Loan Bank........................   14,433     18,618       26,961
Guaranteed junior subordinated deferrable interest
  debentures................................................    2,960      2,960        2,960
Long-term debt..............................................       --         --           48
                                                              -------    -------      -------
Total Interest Expense......................................   30,360     38,647       53,461
                                                              -------    -------      -------
Net Interest Income.........................................   24,645     27,368       28,198
  Provision for loan losses.................................    2,961      9,265        1,350
                                                              -------    -------      -------
Net Interest Income after Provision for Loan Losses.........   21,684     18,103       26,848
                                                              -------    -------      -------
NON-INTEREST INCOME
Trust fees..................................................    4,993      4,672        4,759
Net gains on loans held for sale............................      632        779          718
Net realized gains on investment securities.................    3,787      4,294        1,913
Service charges on deposit accounts.........................    3,180      2,906        2,175
Net mortgage servicing fees.................................      249        413          349
Bank owned life insurance...................................    1,214      1,491        1,247
Loss on the sale of mortgage servicing rights...............     (758)        --           --
Gain on sale of branch......................................       --         --        1,396
Other income................................................    3,632      5,132        5,518
                                                              -------    -------      -------
Total Non-Interest Income...................................   16,929     19,687       18,075
                                                              -------    -------      -------
NON-INTEREST EXPENSE
Salaries and employee benefits..............................   18,923     20,597       19,585
Net occupancy expense.......................................    2,816      2,860        2,758
Equipment expense...........................................    2,951      3,044        2,940
Professional fees...........................................    3,818      3,843        2,936
Supplies, postage, and freight..............................    1,370      1,536        1,550
Miscellaneous taxes and insurance...........................    1,631      1,559        1,482
FDIC deposit insurance expense..............................      201        116          122
Amortization of goodwill....................................       --         --        1,299
Amortization of core deposit intangibles....................    1,432      1,432        1,433
Impairment charge for mortgage servicing rights.............      390      3,698        2,510
Goodwill impairment loss....................................      199         --           --
Wholesale mortgage production exit costs....................       --        (40)        (274)
Restructuring costs.........................................       --        920           --
Other expense...............................................    4,546      6,802        6,195
                                                              -------    -------      -------
Total Non-Interest Expense..................................   38,277     46,367       42,536
                                                              -------    -------      -------
INCOME (LOSS) BEFORE INCOME TAXES...........................      336     (8,577)       2,387
  Provision (benefit) for income taxes......................     (213)    (3,425)         412
                                                              -------    -------      -------
NET INCOME (LOSS)...........................................  $   549    $(5,152)     $ 1,975
                                                              =======    =======      =======
PER COMMON SHARE DATA:
  Basic:
    Net income (loss).......................................  $  0.04    $ (0.37)     $  0.15
    Average number of shares outstanding....................   13,940     13,782       13,567
  Diluted:
    Net income (loss).......................................  $  0.04    $ (0.37)     $  0.15
    Average number of shares outstanding....................   13,948     13,782       13,570
Cash dividends declared.....................................  $  0.00    $  0.30      $  0.36

          See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)...........................................
                                                              $    549    $(5,152)   $ 1,975
Other comprehensive income (loss), before tax:
  Gains on cashflow hedges arising during period............
                                                                    --      1,231        329
  Unrealized holding gains (losses) arising during period...
                                                                (6,578)    13,026      7,831
  Less: reclassification adjustment for gains included in
     net income (loss)......................................
                                                                 3,787      4,294      1,913
                                                              --------    -------    -------
Other comprehensive income (loss), before tax:..............
                                                               (10,365)     9,963      6,247
Income tax (benefit) expense related to items of other
  comprehensive income......................................
                                                                (3,628)     3,387      2,124
                                                              --------    -------    -------
Other comprehensive income (loss), net of tax...............
                                                                (6,737)     6,576      4,123
Cumulative effect of change in accounting principle, net of
  tax.......................................................
                                                                    --         --     (1,014)
                                                              --------    -------    -------
Comprehensive income (loss).................................
                                                              $ (6,188)   $ 1,424    $ 5,084
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                2003        2002        2001
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period..............................  $     --    $     --    $     --
Balance at end of period....................................        --          --          --
                                                              --------    --------    --------
COMMON STOCK
Balance at beginning of period..............................    44,973      44,333      43,857
Stock options exercised/new shares issued...................       148         640         476
                                                              --------    --------    --------
Balance at end of period....................................    45,121      44,973      44,333
                                                              --------    --------    --------
TREASURY STOCK
Balance at beginning of period..............................   (65,824)    (65,824)    (65,824)
Balance at end of period....................................   (65,824)    (65,824)    (65,824)
                                                              --------    --------    --------
CAPITAL SURPLUS
Balance at beginning of period..............................    66,755      66,423      66,016
Stock options exercised/new shares issued...................        54         332         407
                                                              --------    --------    --------
Balance at end of period....................................    66,809      66,755      66,423
                                                              --------    --------    --------
RETAINED EARNINGS
Balance at beginning of period -- as previously reported....        --          --      38,238
Prior period adjustment -- see Note #27.....................        --          --       2,500
                                                              --------    --------    --------
Balance at beginning of period -- as restated...............    28,547      37,829      40,738
Net income (loss)...........................................       549      (5,152)      1,975
Cash dividends declared.....................................        --      (4,130)     (4,884)
                                                              --------    --------    --------
Balance at end of period....................................    29,096      28,547      37,829
                                                              --------    --------    --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period..............................     5,805        (771)     (3,880)
Cumulative effect of change in accounting principle, net of
  tax.......................................................        --          --      (1,014)
Other comprehensive income (loss), net of tax...............    (6,737)      6,576       4,123
                                                              --------    --------    --------
Balance at end of period....................................      (932)      5,805        (771)
                                                              --------    --------    --------
TOTAL STOCKHOLDERS' EQUITY..................................  $ 74,270    $ 80,256    $ 81,990
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                             2003         2002        2001
                                                          ----------   ----------   ---------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss).......................................  $      549   $   (5,152)  $   1,975
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Provision for loan losses.............................       2,961        9,265       1,350
  Depreciation and amortization expense.................       2,126        1,964       1,775
  Amortization expense of goodwill and core deposit
     intangibles........................................       1,432        1,432       2,732
  Amortization expense of mortgage servicing rights.....         774        1,777       1,562
  Impairment charge for mortgage servicing rights.......         390        3,698       2,510
  Net amortization of investment securities.............       3,083        2,044       2,217
  Goodwill impairment loss..............................         199           --          --
  Net realized gains on investment
     securities -- available for sale...................      (3,787)      (4,294)     (1,913)
  Net realized gains on loans held for sale.............        (632)        (779)       (718)
  Loss on sale of mortgage servicing rights.............         758           --          --
  Origination of mortgage loans held for sale...........     (59,220)     (73,994)    (88,118)
  Sales of mortgage loans held for sale.................      62,014       75,957      90,224
  Decrease in accrued income receivable.................       1,147          598       1,926
  Decrease in accrued expense payable...................      (1,316)      (1,735)     (1,443)
                                                          ----------   ----------   ---------
Net cash provided by operating activities...............      10,478       10,781      14,079
                                                          ----------   ----------   ---------
INVESTING ACTIVITIES
Purchase of investment securities and other short-term
  investments -- available for sale.....................    (618,232)    (721,380)   (612,485)
Purchase of investment securities and other short-term
  investments -- held to maturity.......................     (19,377)     (15,077)         --
Proceeds from maturities of investment securities and
  other short-term investments -- available for sale....     145,811      156,684     208,683
Proceeds from maturities of investment securities and
  other short-term investments -- held to maturity......       6,621           --          --
Proceeds from sales of investment securities and other
  short-term investments -- available for sale..........     428,633      583,755     461,119
Long-term loans originated..............................    (111,249)    (179,188)   (138,366)
Loans held for sale.....................................      (1,423)      (4,217)     (6,180)
Principal collected on long-term loans..................     194,884      208,109     158,397
Loans purchased or participated.........................     (15,340)     (10,910)    (28,385)
Loans sold or participated..............................          --        5,900       3,728
Net decrease (increase) in other short-term loans.......        (758)         566      (1,248)
Purchases of premises and equipment.....................        (919)      (1,173)     (2,427)
Sale/retirement of premises and equipment...............         325           --         716
Purchase of mortgage servicing rights...................        (675)      (4,564)     (2,290)
Sale of mortgage servicing rights.......................       3,952           --         301
Net increase in other assets............................      (4,972)      (8,235)     (3,350)
                                                          ----------   ----------   ---------
Net cash provided by investing activities...............  $    7,281   $   10,270   $  38,213
                                                          ----------   ----------   ---------

          See accompanying notes to consolidated financial statements.

                                                        (continued on next page)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued from previous page)

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit............  $ 260,680   $ 283,078   $ 177,631
Payments for maturing certificates of deposit.............   (274,424)   (294,307)   (173,111)
Net increase (decrease) in demand and savings deposits....     (1,588)      4,812      12,762
Net increase (decrease) in federal funds purchased,
  securities sold under agreements to repurchase, and
  other short-term borrowings.............................     43,855      87,934     (38,231)
Net principal repayments on advances from Federal Home
  Loan Bank...............................................    (43,784)   (102,464)    (36,040)
Repayments of long-term debt..............................         --          --      (1,644)
Common stock dividends paid...............................         --      (4,130)     (4,884)
Guaranteed junior subordinated deferrable interest
  debenture dividends paid................................     (2,916)     (2,916)     (2,916)
Proceeds from dividend reinvestment and stock purchase
  plan and stock options exercised........................        202         972         883
Net increase (decrease) in other liabilities..............     (2,185)      4,023       6,507
                                                            ---------   ---------   ---------
Net cash used in financing activities.....................    (20,160)    (22,998)    (59,043)
                                                            ---------   ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................     (2,401)     (1,947)     (6,751)
CASH AND CASH EQUIVALENTS AT JANUARY 1....................     27,174      29,121      35,872
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT DECEMBER 31..................  $  24,773   $  27,174   $  29,121
                                                            =========   =========   =========

          See accompanying notes to consolidated financial statements.

                           AMERISERV FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AT AND FOR THE YEARS ENDED
                        DECEMBER 31, 2003, 2002 AND 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

     AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 23 banking locations in six Pennsylvania counties. These offices provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and has $1.1 billion in assets under management. The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.

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

     Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates and the differences may be material to the consolidated financial statements. The Company's most significant estimates are the allowance for loan losses and the valuation of mortgage servicing rights.

INVESTMENT SECURITIES:

     Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation (depreciation) excluded from income and credited (charged) to accumulated other comprehensive income (loss) within stockholders' equity on a net of tax basis. Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation (depreciation) included in income on a net of tax basis. The Company presently does not engage in trading activity. Realized gain or loss on securities sold is computed upon the adjusted cost of the specific securities sold.

                           AMERISERV FINANCIAL, INC.

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

LOANS HELD FOR SALE:

     Certain newly originated fixed-rate residential mortgage loans are classified as held for sale, because it is management's intent to sell these residential mortgage loans. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.

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

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

     As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

     - A detailed review of all criticized and impaired loans with balances over $250,000 to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

     - The application of formula driven reserve allocations for all commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.

                           AMERISERV FINANCIAL, INC.

     - The application of formula driven reserve allocations to consumer and mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company's five-year historical average of actual loan net charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical net charge-off experience for consumer loans.

     - The application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.

     - The maintenance of a general unallocated reserve to accommodate inherent risk in the Company's portfolio that is not identified through the Company's specific loan and portfolio segment reviews discussed above. Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company and its Board of Directors believe a general unallocated reserve is needed to recognize the estimation risk associated with the specific and formula driven allowances. In conjunction with the establishment of the general unallocated reserve, the Company also looks at the total allowance for loan losses in relation to the size of the total loan portfolio and the level of non-performing assets.

     After completion of this process, a formal meeting of the Loan Loss Reserve Committee is held to evaluate the adequacy of the reserve. The Company believes that this quarterly process is in compliance with GAAP and regulatory requirements.

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

     The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $250,000 within a 12 month period. The Company defines classified loans as those loans rated substandard and doubtful. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

RESERVE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT:

     The allowance for unfunded loan commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers and the terms and expiration dates of the unfunded credit facilities. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the

                           AMERISERV FINANCIAL, INC.

provision for loan losses and a separate reserve is recorded within the liabilities section of the consolidated balance sheet in other liabilities.

PURCHASED AND ORIGINATED MORTGAGE SERVICING RIGHTS:

     The Company recognizes as assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or originations. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where servicing rights have been retained, the Company allocates the cost of originating the loan to the loan (without the servicing rights) and the servicing rights retained based on their relative fair market values if it is practicable to estimate those fair values. Where it is not practicable to estimate the fair values, the entire cost of originating the loan is allocated to the loan without the servicing rights. For purposes of evaluating and measuring impairment, the Company stratifies the rights based on risk characteristics. If the discounted projected net cash flows of a stratum are less than the carrying amount of the stratum, the stratum is written down to the amount of the discounted projected net cash flows through a valuation account. This writedown is recorded in the line item on the Consolidated Statements of Operations titled Impairment charge for mortgage servicing rights. The Company has determined that the predominant risk characteristics of its portfolio are loan type and interest rate. For the purposes of evaluating impairment, the Company has stratified its portfolio in 200 basis point tranches by loan type. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The value of mortgage servicing rights is subject to interest rate and prepayment risk. It is likely that the value of these assets will decrease if interest rates decline and prepayments occur at greater than the expected rate and conversely the value of servicing increases if interest rates rise and prepayment speeds slow.

TRUST FEES:

     All trust fees are recorded on the cash basis which approximates the accrual basis for such income.

BANK-OWNED LIFE INSURANCE:

     The Company has purchased life insurance policies on certain employees. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in bank owned life insurance within non-interest income.

EARNINGS PER COMMON SHARE:

     Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 307,136, 474,534 and 505,429 shares of common stock were outstanding during 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise prices were greater than the average market price of the common stock for the respective periods.

STOCK-BASED COMPENSATION:

     At December 31, 2003, the Company has stock based compensation plans, which are described more fully in Note #18 Stock Compensation Plans. The Company accounts for these plans under Accounting Principles Board Opinion #25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income as all rights and options to purchase the Company's stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the income from continuing operations and earnings per share as if the Company had applied the fair value recognition provisions of

                           AMERISERV FINANCIAL, INC.

Statement of Financial Accounting Standards (SFAS) #123, "Accounting for Stock-Based Compensation," as amended, to stock compensation plans.

                            PRO FORMA INCOME (LOSS)
                         AND EARNINGS (LOSS) PER SHARE

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              --------   ----------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Net income (loss), as reported..............................   $ 549      $(5,152)     $1,975
Less: Total stock compensation expense determined under the
  fair value method for all awards, net of related tax
  effects...................................................     (35)         (58)        (76)
                                                               -----      -------      ------
Pro forma income (loss).....................................   $ 514      $(5,210)     $1,899
                                                               =====      =======      ======
Earnings (loss) per share:
  Basic as reported.........................................   $0.04      $ (0.37)     $ 0.15
  Basic pro forma...........................................    0.04        (0.38)       0.14
  Diluted as reported.......................................    0.04        (0.37)       0.15
  Diluted pro forma.........................................    0.04        (0.38)       0.14

COMPREHENSIVE INCOME (LOSS):

     For the Company, comprehensive income (loss) includes net income and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cashflow hedges. The balances of accumulated other comprehensive income (loss) were $(932,000), $5,805,000 and $(771,000) at December 31, 2003, 2002 and 2001, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS:

     On a consolidated basis, cash and cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the parent company, cash and cash equivalents also include short-term investments. The Company made $119,000 in income tax payments in 2003; $519,000 in 2002; and $482,000 in 2001.
The Company made total interest expense payments of $31,676,000 in 2003; $40,382,000 in 2002; and $54,904,000 in 2001.

INCOME TAXES:

     Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the corresponding asset or liability from period to period. Deferred tax assets are reduced, if necessary, by the amounts of such benefits that are not expected to be realized based upon available evidence.

INTEREST RATE CONTRACTS:

     The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated Balance Sheet. It is the Company's policy not to terminate hedge transactions prior to their expiration date. The Company also does not use interest rate contracts for trading purposes.

                           AMERISERV FINANCIAL, INC.

     The interest rate contracts involve no exchange of principal either at inception or upon maturity; rather, it involves the periodic exchange of interest payments arising from an underlying notional principal amount. For interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Because only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.

     Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in other assets on the consolidated balance sheets. There were no interest rate caps or floors in place at December 31, 2003 or 2002.

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

     Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company's primary credit risk occurs in the loan portfolio. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses to control and manage credit risk. The Company's investment policy and hedging policy strictly limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities. The following summarizes and describes the Company's various loan categories and the underwriting standards applied to each:

  Commercial

     This category includes credit extensions and leases to commercial and industrial borrowers. Business assets, including accounts receivable, inventory and/or equipment, typically secure these credits. In appropriate instances, extensions of credit in this category are subject to collateral advance formulas. Balance sheet strength and profitability are considered when analyzing these credits, with special attention given to historical, current and prospective sources of cash flow, and the ability of the customer to sustain cash flow at acceptable levels. Policy permits flexibility in determining acceptable debt service coverage ratios, with a minimum level of 1.1 to 1 desired. Personal guarantees are frequently required; however, as the financial strength of the borrower increases, the Company's ability to obtain personal guarantees decreases. In addition to economic risk, this category is impacted by the management ability of the borrower and industry risk, which are also considered during the underwriting process.

                           AMERISERV FINANCIAL, INC.

  Commercial Loans Secured by Real Estate

     This category includes various types of loans, including acquisition and construction of investment property, owner-occupied property and operating property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by the Company's credit policy and follow industry guidelines and norms, and regulatory limitations. Personal guarantees are normally required during the construction phase on construction credits, and are frequently obtained on mid to smaller commercial real estate loans. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, which are monitored and considered at underwriting.

 Real Estate -- Mortgage

     This category includes mortgages that are secured by residential property. Underwriting of loans within this category is pursuant to Freddie Mac/Fannie Mae underwriting guidelines, with the exception of Community Reinvestment Act loans, which exhibit more liberal standards. The major risk in this category is that a significant downward economic trend would increase unemployment and cause payment default.

  Consumer

     This category includes consumer installment loans and revolving credit plans. Underwriting is pursuant to industry norms and guidelines and is achieved through a process, which is inclusive of the Fair Isaac Credit Scoring program. The major risk in this category is a significant economic downturn.

RECENT ACCOUNTING STANDARDS:

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS #146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS #146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS #146 addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs, and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. The standard is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on its results of operation or financial position.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and indemnifications. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of those obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. See Note #17, Commitments and Contingent Liabilities, for disclosures currently required under FIN 45.

     In December 2002, the FASB issued SFAS #148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", an amendment of SFAS #123. This Statement amends SFAS #123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS #123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the

                           AMERISERV FINANCIAL, INC.

effect of the method used on reported results. See "Stock-based Compensation" herein and Note #18 Stock Compensation Plans for additional information. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

     In December 2003, the FASB issued Interpretation #46 (Revised 2003) "Consolidation of Variable Interest Entities", (FIN 46-R). FIN 46-R addresses the requirement for business enterprises to consolidate any variable interest entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest. FIN 46-R requires disclosures about the variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The Company does have a variable interest entity. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS #149, "Amendments of Statement #133 on Derivative Instruments and Hedging Activities". SFAS #149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement #133, "Accounting for Derivative Instruments and Hedging Activities". SFAS #149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS #149 did not have a material impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS #150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS #150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS #150 was effective for instruments entered into or modified after May 31, 2003, and otherwise was effective for the first interim period beginning after June 15, 2003. The adoption of SFAS #150 did not have a material impact on the Company's consolidated financial statements.

     In December 2003, the FASB issued SFAS #132, (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement amends Statements #87, "Employers' Accounting for Pensions", #88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and #106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". However, the Statement does not change the recognition and measurement requirements of those Statements. This Statement retains the disclosure requirements contained in SFAS #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces and requires additional disclosure. Additional new disclosure includes actual mix of plan assets by category, a description of investment strategies and policies used, a narrative description of the basis for determining the overall expected long-term rate of return on asset assumption and aggregate expected contributions. See Note #15, Pension and Profit Sharing Plans, for additional discussion.

2.  CASH AND DUE FROM BANKS

     Cash and due from banks at December 31, 2003, and 2002, included $7,255,000 and $7,155,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3.  INTEREST BEARING DEPOSITS WITH BANKS

     The book value of interest bearing deposits with domestic banks is as follows:

                                                              AT DECEMBER 31
                                                              --------------
                                                              2003     2002
                                                              -----    -----
                                                              (IN THOUSANDS)
Total.......................................................  $289     $362

                           AMERISERV FINANCIAL, INC.

     All interest bearing deposits are with domestic banks and mature within four months. The Company had no deposits in foreign banks nor in foreign branches of United States banks. To be in compliance with Housing and Urban Development and Arizona Department of Insurance rules minimum balances of $100,000 are maintained at appropriate institutions.

4.  INVESTMENT SECURITIES

     The cost basis and market values of investment securities are summarized as follows:

     Investment securities available for sale:

                                                                  AT DECEMBER 31, 2003
                                                     -----------------------------------------------
                                                                    GROSS        GROSS
                                                                  UNREALIZED   UNREALIZED    MARKET
                                                     COST BASIS     GAINS        LOSSES      VALUE
                                                     ----------   ----------   ----------   --------
                                                                     (IN THOUSANDS)
U.S. Treasury......................................   $  9,498      $  131      $   (32)    $  9,597
U.S. Agency........................................     13,508           3          (33)      13,478
U.S. Agency mortgage-backed securities.............    469,086       1,535       (3,051)     467,570
Other securities(1)................................     33,916          32          (20)      33,928
                                                      --------      ------      -------     --------
Total..............................................   $526,008      $1,701      $(3,136)    $524,573
                                                      ========      ======      =======     ========

---------------

(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     Investment securities held to maturity:

                                                                  AT DECEMBER 31, 2003
                                                       -------------------------------------------
                                                                   GROSS        GROSS
                                                        COST     UNREALIZED   UNREALIZED   MARKET
                                                        BASIS      GAINS        LOSSES      VALUE
                                                       -------   ----------   ----------   -------
                                                                     (IN THOUSANDS)
U.S. Treasury........................................  $ 1,155      $  6        $  --      $ 1,161
U.S. Agency..........................................    8,096        --         (138)       7,958
U.S. Agency mortgage-backed securities...............   18,838       138           --       18,976
                                                       -------      ----        -----      -------
Total................................................  $28,089      $144        $(138)     $28,095
                                                       =======      ====        =====      =======

     Investment securities available for sale:

                                                                 AT DECEMBER 31, 2002
                                                     ---------------------------------------------
                                                                  GROSS        GROSS
                                                       COST     UNREALIZED   UNREALIZED    MARKET
                                                      BASIS       GAINS        LOSSES      VALUE
                                                     --------   ----------   ----------   --------
                                                                    (IN THOUSANDS)
U.S. Treasury......................................  $ 12,514     $  404       $  --      $ 12,918
U.S. Agency........................................     5,600        167          --         5,767
U.S. Agency mortgage-backed securities.............   430,541      8,503        (118)      438,926
Other securities(1)................................    33,117         --         (27)       33,090
                                                     --------     ------       -----      --------
Total..............................................  $481,772     $9,074       $(145)     $490,701
                                                     ========     ======       =====      ========

                           AMERISERV FINANCIAL, INC.

     Investment securities held to maturity:

                                                                  AT DECEMBER 31, 2002
                                                       -------------------------------------------
                                                                   GROSS        GROSS
                                                        COST     UNREALIZED   UNREALIZED   MARKET
                                                        BASIS      GAINS        LOSSES      VALUE
                                                       -------   ----------   ----------   -------
                                                                     (IN THOUSANDS)
U.S. Agency mortgage-backed securities...............  $15,077      $243        $   --     $15,320
                                                       -------      ----        ------     -------
Total................................................  $15,077      $243        $   --     $15,320
                                                       =======      ====        ======     =======

---------------

(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors Service or Standard & Poor's rating of A. At December 31, 2003, 97.6% of the portfolio was rated AAA as compared to 97.1% at December 31, 2002. Less than 1.0% of the portfolio was rated below A or unrated on December 31, 2003. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders' equity at December 31, 2003.

     The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $485,057,000 at December 31, 2003, and $257,329,000 at December 31, 2002. The Company realized $4,409,000, $5,047,000 and $2,827,000 of gross investment security gains and $622,000, $753,000 and $914,000 of gross investment security losses on available for sale securities in 2003, 2002, and 2001, respectively. The Company realized no gross investment security gains and losses on held to maturity securities in 2003, 2002 or 2001.

     The following table sets forth the contractual maturity distribution of the investment securities, cost basis and market values, and the weighted average yield for each type and range of maturity as of December 31, 2003. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the average lives were used. At December 31, 2003, the Company's consolidated investment securities portfolio had a modified duration of approximately 2.04 years. The weighted average expected maturity for available for sale securities at December 31, 2003 for U.S. Treasury, U.S. Agency, U.S. Agency Mortgage-Backed and other securities was 7.8, 3.6, 5.8 and 1.9 years, respectively. The weighted average expected maturity for held to maturity securities

                           AMERISERV FINANCIAL, INC.

at December 31, 2003 for U.S. Treasury, U.S. Agency, and U.S. Agency Mortgage-Backed securities was 5.0, 2.3 and 3.2 years.

     Investment securities available for sale:

                                                                 AT DECEMBER 31, 2003
                            ----------------------------------------------------------------------------------------------
                                                 AFTER 1 YEAR       AFTER 5 YEARS
                                                  BUT WITHIN          BUT WITHIN
                             WITHIN 1 YEAR         5 YEARS             10 YEARS        AFTER 10 YEARS          TOTAL
                            ----------------------------------------------------------------------------------------------
                            AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT    YIELD
                            -------   -----    --------   -----    --------   -----    -------   -----    --------   -----
                                                            (IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Treasury.............  $    --     --%    $     --     --%    $  9,498   4.28%    $    --     --%    $  9,498   4.28%
U.S. Agency...............    1,117   0.87       12,391   4.09           --     --          --     --       13,508   3.75
U.S. Agency mortgage-
  backed securities.......   23,738   4.50      238,364   3.92      138,874   4.26      68,110   4.28      469,086   4.10
Other securities(1).......   25,166   1.24        5,750   3.62        1,000   1.53       2,000   2.81       33,916   1.74
                            -------            --------            --------            -------            --------
Total investment
  securities available for
  sale....................  $50,021   2.78%    $256,505   3.92%    $149,372   4.25%    $70,110   4.24%    $526,008   3.94%
                            =======            ========            ========            =======            ========
MARKET VALUE
U.S. Treasury.............  $    --            $     --            $  9,597            $    --            $  9,597
U.S. Agency...............    1,116              12,362                  --                 --              13,478
U.S. Agency mortgage-
  backed securities.......   23,912             237,397             138,010             68,251             467,570
Other securities(1).......   25,198               5,750               1,000              1,980              33,928
                            -------            --------            --------            -------            --------
Total investment
  securities available for
  sale....................  $50,226            $255,509            $148,607            $70,231            $524,573
                            =======            ========            ========            =======            ========

     Investment securities held to maturity:

                                                                      AT DECEMBER 31, 2003
                                     --------------------------------------------------------------------------------------
                                                                          AFTER 5 YEARS
                                                      AFTER 1 YEAR BUT      BUT WITHIN
                                     WITHIN 1 YEAR     WITHIN 5 YEARS        10 YEARS      AFTER 10 YEARS        TOTAL
                                     --------------------------------------------------------------------------------------
                                     AMOUNT   YIELD    AMOUNT    YIELD    AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT    YIELD
                                     ------   -----   --------   ------   ------   -----   ------   -----   -------   -----
                                                                 (IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Treasury......................  $  --      --%   $    --       --%   $1,155   3.66%   $  --      --%   $ 1,155   3.66%
U.S. Agency........................     --      --      8,096     1.61       --      --       --      --      8,096   1.61
U.S. Agency mortgage-backed
  securities.......................     --      --     18,838     5.29       --      --       --      --     18,838   5.29
                                     -----            -------             ------           -----            -------
Total investment securities held to
  maturity.........................  $  --      --%   $26,934     4.18%   $1,155   3.66%   $  --      --%   $28,089   4.16%
                                     =====            =======             ======           =====            =======
MARKET VALUE
U.S. Treasury......................  $  --            $    --             $1,161           $  --            $ 1,161
U.S. Agency........................     --              7,958                --               --              7,958
U.S. Agency mortgage-backed
  securities.......................     --             18,976                --               --             18,976
                                     -----            -------             ------           -----            -------
Total investment securities held to
  maturity.........................  $  --            $26,934             $1,161           $  --            $28,095
                                     =====            =======             ======           =====            =======

                           AMERISERV FINANCIAL, INC.

     The following tables present information concerning investments with unrealized losses as of December 31, 2003 (in thousands):

     Investment securities available for sale:

                                                        LESS THAN 12 MONTHS    12 MONTHS OR LONGER           TOTAL
                                                       -------------------------------------------------------------------
                                                        MARKET    UNREALIZED   MARKET   UNREALIZED    MARKET    UNREALIZED
                                                        VALUE       LOSSES     VALUE      LOSSES      VALUE       LOSSES
                                                       --------   ----------   ------   ----------   --------   ----------
U.S. Treasury........................................  $  4,798    $   (32)    $  --       $ --      $  4,798    $   (32)
U.S. Agency..........................................     7,059        (33)       --         --         7,059        (33)
U.S. Agency mortgage-backed securities...............   289,864     (3,034)    3,485        (17)      293,349     (3,051)
Other securities(1)..................................        --         --     1,980        (20)        1,980        (20)
                                                       --------    -------     ------      ----      --------    -------
Total investment securities available for sale.......  $301,721    $(3,099)    $5,465      $(37)     $307,186    $(3,136)
                                                       ========    =======     ======      ====      ========    =======

---------------

(1) Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

     Investment securities held to maturity:

                                                                        12 MONTHS OR
                                               LESS THAN 12 MONTHS         LONGER                TOTAL
                                               --------------------------------------------------------------
                                                COST    UNREALIZED   COST    UNREALIZED    COST    UNREALIZED
                                               BASIS      LOSSES     BASIS     LOSSES     BASIS      LOSSES
                                               ------   ----------   -----   ----------   ------   ----------
U.S. Agency..................................  $8,096     $(138)      $--       $--       $8,096     $(138)
                                               ------     -----       ---       ---       ------     -----
Total investment securities held to
  maturity...................................  $8,096     $(138)      $--       $--       $8,096     $(138)
                                               ======     =====       ===       ===       ======     =====

     Given the quality of the investment portfolio (greater than 97% rated AAA), the Company believes that in accordance with Emerging Issues Task Force 03-1 and the Company's investment policy the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements.

5.  LOANS

     The loan portfolio of the Company consisted of the following:

                                                                AT DECEMBER 31
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Commercial..................................................  $ 75,738   $ 89,127
Commercial loans secured by real estate.....................   206,204    222,854
Real estate-mortgage........................................   194,605    229,154
Consumer....................................................    28,343     32,506
                                                              --------   --------
Loans.......................................................   504,890    573,641
Less: Unearned income.......................................     2,926      4,881
                                                              --------   --------
Loans, net of unearned income...............................  $501,964   $568,760
                                                              ========   ========

     Real estate construction loans comprised 3.2% and 7.2% of total loans net of unearned income at December 31, 2003 and 2002, respectively. The Company has no direct credit exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2003, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. These

                           AMERISERV FINANCIAL, INC.

transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $1,819,000 and $2,427,000 at December 31, 2003 and 2002, respectively. An analysis of these related party loans follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31
                                                              ------------------
                                                               2003       2002
                                                              -------   --------
                                                                (IN THOUSANDS)
Balance January 1...........................................  $ 2,427   $  3,912
New loans...................................................    3,671      8,989
Payments....................................................   (4,279)   (10,474)
                                                              -------   --------
Balance December 31.........................................  $ 1,819   $  2,427
                                                              =======   ========

6.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses follows:

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Balance January 1...........................................  $10,035   $ 5,830   $ 5,936
Provision for loan losses...................................    2,961     9,265     1,350
Recoveries on loans previously charged-off..................      398       923       364
Loans charged-off...........................................   (1,573)   (5,983)   (1,820)
Transfer to reserve for unfunded loan commitments...........     (139)       --        --
                                                              -------   -------   -------
Balance December 31.........................................  $11,682   $10,035   $ 5,830
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

     The following table presents information concerning non-performing assets:

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                2003        2002
                                                              ---------   --------
                                                                 (IN THOUSANDS,
                                                              EXCEPT PERCENTAGES)
Non-accrual loans...........................................   $10,781     $6,791
Loans past due 90 days or more..............................        98         50
Other real estate owned.....................................       532        123
                                                               -------     ------
Total non-performing assets.................................   $11,411     $6,964
                                                               =======     ======
Total non-performing assets as a percent of loans and loans
  held for sale, net of unearned income, and other real
  estate owned..............................................      2.26%      1.22%

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

     The Company had loans totaling $13,232,000 and $9,116,000 being specifically identified as impaired and a corresponding allocation reserve of $2,459,000 and $1,425,000 at December 31, 2003 and 2002, respectively. The average outstanding balance for loans being specifically identified as impaired was $12,532,000 for 2003 and $10,095,000 for 2002. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. The interest income recognized on impaired loans during 2003, 2002 and 2001 was $408,000, $435,000 and $399,000, respectively.

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

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2003      2002     2001
                                                              -------   ------   ------
                                                                   (IN THOUSANDS)
Interest income due in accordance with original terms.......   $ 670     $470     $340
Interest income recorded....................................    (119)     (14)     (19)
                                                               -----     ----     ----
Net reduction in interest income............................   $ 551     $456     $321
                                                               =====     ====     ====

8.  PREMISES AND EQUIPMENT

     An analysis of premises and equipment follows:

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Land........................................................  $ 1,714   $ 1,714
Premises....................................................   19,478    19,434
Furniture and equipment.....................................   18,791    18,356
Leasehold improvements......................................    1,294     1,187
                                                              -------   -------
Total at cost...............................................   41,277    40,691
Less: Accumulated depreciation and amortization.............   30,136    28,017
                                                              -------   -------
Net book value..............................................  $11,141   $12,674
                                                              =======   =======

                           AMERISERV FINANCIAL, INC.

9.  MORTGAGE SERVICING RIGHTS (MSR) PORTFOLIO

     The following tables highlight key information regarding the Company's mortgage servicing portfolio.

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PERCENTAGES AND
                                                                PREPAYMENT DATA)
MSR portfolio balance.......................................  $138,699    $652,863
Fair value of MSRs based upon discounted cash flow of
  servicing portfolio.......................................     1,718       6,917
Fair value as a percentage of MSR balance...................      1.24%       1.06%
Weighted average portfolio interest rate....................      6.34        6.85

     A rollforward of the MSRs is as follows:

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
January 1 balance...........................................  $ 6,917   $ 7,828
Acquisition of servicing rights.............................      675     4,564
Impairment charge...........................................     (390)   (3,698)
Net sale of servicing rights................................   (4,710)       --
Amortization of servicing rights............................     (774)   (1,777)
                                                              -------   -------
December 31 balance.........................................  $ 1,718   $ 6,917
                                                              =======   =======

     The weighted average life for servicing rights acquired was approximately
4.7 years and 4.0 years for 2003 and 2002, respectively.

10. FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

                                                                      AT DECEMBER 31, 2003
                                                             --------------------------------------
                                                                          SECURITIES
                                                              FEDERAL     SOLD UNDER       OTHER
                                                               FUNDS      AGREEMENTS     SHORT-TERM
                                                             PURCHASED   TO REPURCHASE   BORROWINGS
                                                             ---------   -------------   ----------
                                                                  (IN THOUSANDS, EXCEPT RATES)
Balance....................................................   $    --        $  --        $144,643
Maximum indebtedness at any month end......................    12,500           --         159,260
Average balance during year................................     1,732           --         104,048
Average rate paid for the year.............................      1.41%          --%           1.38%
Interest rate on year end balance..........................        --           --            1.06

                           AMERISERV FINANCIAL, INC.

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

     These borrowing transactions can range from overnight to one year in maturity. The average maturity was two days at the end of both 2003 and 2002.

11.  DEPOSITS

     The following table sets forth the balance of the Company's deposits:

                                                                AT DECEMBER 31
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Demand:
  Non-interest bearing......................................  $103,982   $ 99,226
  Interest bearing..........................................    51,658     50,784
Savings.....................................................   104,351    100,755
Money market................................................   117,529    128,341
Certificates of deposit in denominations of $100,000 or
  more......................................................    39,949     32,821
Other time..................................................   237,128    258,002
                                                              --------   --------
Total deposits..............................................  $654,597   $669,929
                                                              ========   ========

     Interest expense on deposits consisted of the following:

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Interest bearing demand.....................................  $   201   $   249   $   434
Savings.....................................................      948     1,329     1,401
Money market................................................    1,309     1,423     3,654
Certificates of deposit in denominations of $100,000 or
  more......................................................      998     1,127     1,281
Other time..................................................    8,047    11,926    14,772
                                                              -------   -------   -------
Total interest expense......................................  $11,503   $16,054   $21,542
                                                              =======   =======   =======

                           AMERISERV FINANCIAL, INC.

     The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2003 maturing in the periods presented:

                                                                                 CERTIFICATES OF DEPOSIT
YEAR                                                       OTHER TIME DEPOSITS     OF $100,000 OR MORE
----                                                       -------------------   -----------------------
                                                                          (IN THOUSANDS)
2004.....................................................       $126,627                 $22,576
2005.....................................................         42,675                  13,744
2006.....................................................         21,136                   1,712
2007.....................................................         13,895                   1,064
2008.....................................................          9,274                     648
2009 and after...........................................         23,521                     205

     Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2003:

     MATURING IN:

                                                              (IN THOUSANDS)
                                                              --------------
Three months or less........................................     $19,097
Over three through six months...............................       1,081
Over six through twelve months..............................       2,398
Over twelve months..........................................      17,373
                                                                 -------
Total.......................................................     $39,949
                                                                 =======

12. ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     Advances from the Federal Home Loan Bank (FHLB) consist of the following:

                                                                AT DECEMBER 31, 2003
                                                              ------------------------
                                                                WEIGHTED
MATURING                                                      AVERAGE YIELD   BALANCE
--------                                                      -------------   --------
                                                                   (IN THOUSANDS)
Overnight...................................................      1.06%       $144,643
2004........................................................      1.21           5,000
2005........................................................      6.74          15,000
2006........................................................        --              --
2007........................................................        --              --
2008........................................................        --              --
2009........................................................        --              --
2010........................................................      5.98         210,000
2011 and after..............................................      6.45           1,063
                                                                              --------
Total advances..............................................      5.93         231,063
                                                                              --------
Total FHLB borrowings.......................................      4.05%       $375,706
                                                                              ========

                           AMERISERV FINANCIAL, INC.

                                                                AT DECEMBER 31, 2002
                                                              ------------------------
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
                                                                              ========

     All Federal Home Loan Bank stock, along with an interest in certain mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been delivered as collateral to the Federal Home Loan Bank of Pittsburgh to support these borrowings.

GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES:

     On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Net proceeds from the $34.5 million offering were used for general corporate purposes, including the repayment of debt, the repurchase of AmeriServ Financial common stock, and investments in and advances to the Company's subsidiaries. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $1.1 million as of December 31, 2003 and are included in other assets on the consolidated balance sheet, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP.

     Upon the occurrence of certain events, specifically a tax event or a capital treatment event, the Company may redeem in whole, but not in part, the Guaranteed Junior Subordinated Deferrable Interest Debentures prior to June 30, 2028. A tax event means that the interest paid by the Company on the subordinated debentures will no longer be deductible for federal income tax purposes. A capital treatment event means that the Trust Preferred Securities no longer qualify as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve. Proceeds from any redemption of the subordinated debentures would cause mandatory redemption of the Trust Preferred Securities. Under FIN 46-R, AmeriServ Financial Capital Trust I will be deconsolidated in the first quarter of 2004.

     As a result of dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position, management believes that the parent company will have ample cash to continue to make the dividend payment on the trust preferred securities through the second quarter of 2004. The Company is presently developing a contingency cash flow plan that identifies strategies to continue the trust preferred dividend payments in an uninterrupted manner through the end of 2004. Note that some of these strategies may require regulatory approval. Intermediate to longer term, however, the payment of the trust preferred dividend is dependent upon the subsidiary bank maintaining profitability so that it can resume upstreaming dividends to the parent company. The subsidiary bank must first recoup the $2.6 million net loss that it incurred for the year ended December 31, 2002 before the Company can approach the regulatory authorities to request permission to resume dividend upstreams. Through December 31, 2003, the bank had earned

                           AMERISERV FINANCIAL, INC.

$2.2 million leaving a remaining loss to be recovered of $448,000. The Company expects that the bank will have recovered the remaining loss by the end of the first quarter of 2004. The Company views the deferral of the interest payments on the trust preferred securities as the least favorable alternative to maintaining parent company liquidity because the payments are cumulative and interest immediately begins to accrue on the unpaid amount at a rate of 8.45% along with the reputational risk associated with the deferral.

13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS #107, "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, approximately 95% of its assets and liabilities are considered financial instruments. Many of the Company's financial instruments, however, lack an available trading market characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimates and present value calculations were used by the Company for the purpose of this disclosure.

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2003 and 2002, were as follows:

                                                         2003                          2002
                                              --------------------------    --------------------------
                                              ESTIMATED       RECORDED      ESTIMATED       RECORDED
                                              FAIR VALUE    BOOK BALANCE    FAIR VALUE    BOOK BALANCE
                                              ----------    ------------    ----------    ------------
                                                                   (IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities.......................   $552,668       $552,662       $506,021       $505,778
Net loans (including loans held for sale)...    507,261        503,387        581,311        572,977

FINANCIAL LIABILITIES:
Deposits with no stated maturities..........   $377,520       $377,520       $379,107       $379,107
Deposits with stated maturities.............    282,843        277,077        297,079        290,822
Short-term borrowings.......................    144,643        144,643        100,788        100,788
All other borrowings........................    297,076        265,563        350,345        309,347

DERIVATIVE FINANCIAL INSTRUMENTS:
Interest rate swaps.........................   $ (1,142)      $ (1,142)      $     --       $     --

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

                           AMERISERV FINANCIAL, INC.

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

     There is not a material difference between the notional amount and the estimated fair value of the off-balance sheet items which total $98.2 million at December 31, 2003, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

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

14.  INCOME TAXES

     The provision (benefit) for income taxes is summarized below:

                                                                 YEAR ENDED DECEMBER 31
                                                              ----------------------------
                                                               2003       2002       2001
                                                              -------    -------    ------
                                                                     (IN THOUSANDS)
Current.....................................................  $ 4,704    $(2,274)   $ (897)
Deferred....................................................   (4,917)    (1,151)    1,309
                                                              -------    -------    ------
Income tax provision (benefit)..............................  $  (213)   $(3,425)   $  412
                                                              =======    =======    ======

     The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

                                                        YEAR ENDED DECEMBER 31
                                        -------------------------------------------------------
                                              2003                2002               2001
                                        ----------------    ----------------    ---------------
                                        AMOUNT     RATE     AMOUNT     RATE     AMOUNT    RATE
                                        ------    ------    -------    -----    ------    -----
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
Tax expense (benefit) based on federal
  statutory rate......................  $ 118       35.0%   $(3,002)   (35.0)%  $ 835      35.0%
State income taxes....................     --         --         --       --       13       0.5
Tax exempt income.....................   (449)    (133.6)      (570)    (6.6)    (843)    (35.3)
Goodwill and acquisition related
  costs...............................     70       20.8         --       --      442      18.5
Other.................................     48       14.4        147      1.7      (35)     (1.4)
                                        -----     ------    -------    -----    -----     -----
Total (benefit) provision for income
  taxes...............................  $(213)     (63.4)%  $(3,425)   (39.9)%  $ 412      17.3%
                                        =====     ======    =======    =====    =====     =====

                           AMERISERV FINANCIAL, INC.

     At December 31, 2003 and 2002, deferred taxes are included in other assets or other liabilities in the accompanying Consolidated Balance Sheets. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

                                                                    AT DECEMBER 31
                                                              --------------------------
                                                               2003           2002
                                                              -------    ---------------
                                                                         (AS RESTATED --
                                                                          SEE NOTE #27)
                                                                    (IN THOUSANDS)
DEFERRED TAX ASSETS:
  Provision for loan losses.................................  $ 4,137       $  3,512
  Mortgage servicing rights.................................    1,706          1,623
  Unrealized investment security losses.....................      502             --
  Purchased mortgage servicing rights.......................       --            670
  Deferred loan fees........................................       --             22
  Net operating loss........................................      296             --
  Alternative minimum tax credits...........................    1,027            844
  Other.....................................................      221            318
                                                              -------       --------
          Total tax assets..................................    7,889          6,989
                                                              -------       --------
DEFERRED TAX LIABILITIES:
  Accumulated depreciation..................................     (428)          (531)
  Accretion of discount.....................................      (13)        (1,222)
  Lease accounting..........................................   (3,902)        (7,003)
  Core deposit and mortgage servicing intangibles...........     (172)          (445)
  Pension...................................................   (1,164)        (1,111)
  Unrealized investment security gains......................       --         (3,125)
  Other.....................................................     (123)            (9)
                                                              -------       --------
          Total tax liabilities.............................   (5,802)       (13,446)
                                                              -------       --------
Net deferred tax asset (liability)..........................  $ 2,087       $ (6,457)
                                                              =======       ========

     The change in net deferred tax assets and liabilities consist of the following:

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                2003         2002
                                                              --------     ---------
                                                                  (IN THOUSANDS)
Investment write-downs (ups) due to SFAS #115, charge to
  equity....................................................   $3,627       $(3,116)
Deferred benefit for income taxes...........................    4,917         1,151
                                                               ------       -------
Net increase (decrease).....................................   $8,544       $(1,965)
                                                               ======       =======

     The Company has alternative minimum tax credit carryforwards of approximately $1.0 million at December 31, 2003. These credits have an indefinite carryforward period. The Company also has a $296,000 net operating loss carryforward that has a carryforward period of 20 years.

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

                           AMERISERV FINANCIAL, INC.

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

PENSION BENEFITS:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                                EXCEPT PERCENTAGES)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................   $10,900      $ 9,852
Service cost................................................       730          672
Interest cost...............................................       738          684
Plan amendment..............................................        --           87
Deferred asset gain.........................................     2,016          870
Benefits paid...............................................    (1,265)      (1,190)
Expenses paid...............................................        --          (75)
                                                               -------      -------
Benefit obligation at end of year...........................   $13,119      $10,900
                                                               =======      =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............   $ 8,993      $ 7,330
Actual return on plan assets................................     1,674         (624)
Employer contributions......................................     1,600        3,552
Benefits paid...............................................    (1,265)      (1,190)
Expenses paid...............................................       (53)         (75)
                                                               -------      -------
Fair value of plan assets at end of year....................   $10,949      $ 8,993
                                                               =======      =======
Funded status of the plan -- under funded...................   $(2,170)     $(1,907)
Unrecognized transition asset...............................      (160)        (177)
Unrecognized prior service cost.............................        (3)           1
Unrecognized actuarial loss.................................     5,594        4,575
                                                               -------      -------
Net prepaid benefit cost as recognized in other assets on
  the consolidated balance sheet............................   $ 3,261      $ 2,492
                                                               =======      =======

                           AMERISERV FINANCIAL, INC.

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                               (IN THOUSANDS, EXCEPT
                                                                    PERCENTAGES)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost................................................  $ 730    $ 672    $ 581
Interest cost...............................................    738      684      662
Expected return on plan assets..............................   (827)    (678)    (718)
Amortization of prior year service cost.....................      4        4        4
Amortization of transition asset............................    (17)     (17)     (17)
Recognized net actuarial loss...............................    203       32       --
                                                              -----    -----    -----
Net periodic pension cost...................................  $ 831    $ 697    $ 512
                                                              =====    =====    =====
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate...............................................   6.00%    6.75%    7.00%
Expected return on plan assets..............................   8.00     8.00     8.00
Rate of compensation increase...............................   3.00     3.00     3.00

     The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan's historical investment performance over a longer term period of 14 years combined with the plan's investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of 50% to 60% of plan assets.

     PLAN ASSETS:

     The plan's measurement date is December 31, 2003. This plan's asset allocations at December 31, 2003 and 2002, by asset category are as follows:

ASSET CATEGORY:                                               2003   2002
---------------                                               ----   ----
Equity securities...........................................   37%    34%
Debt securities.............................................   47     38
Cash and equivalents........................................   16     28
                                                              ---    ---
  Total.....................................................  100%   100%
                                                              ===    ===

     The investment strategy objective for the pension plan is balanced growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2003, 6% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

     CASH FLOWS:

     The Bank presently expects no contribution to be made to the AmeriServ Financial Bank Pension Plan in 2004 based on its prepaid status.

                           AMERISERV FINANCIAL, INC.

     ESTIMATED FUTURE BENEFIT PAYMENTS:

     The following benefit payments, which reflect future service, as appropriate, are expected to be paid (in thousands).


2004........................................................  $1,173
2005........................................................   1,096
2006........................................................   1,246
2007........................................................   1,412
2008........................................................   1,438
Years 2009 -- 2013..........................................   9,017

     In addition, the Bank has a trusteed, deferred profit sharing plan with contributions made by the Bank based upon income as defined by the plan. All employees of the Bank and the Company who work over 1,000 hours per year participate in the plan beginning on January 1 following six months of service. There were no contributions to this profit sharing plan in 2003 and 2002. There was a contribution to this plan of $95,000 in 2001. This profit sharing plan was merged into the Company's 401(k) plan in 2003.

     Except for the above pension benefits, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

16.  LEASE COMMITMENTS

     The Company's obligation for future minimum lease payments on operating leases at December 31, 2003, is as follows:

                                                              FUTURE MINIMUM
YEAR                                                          LEASE PAYMENTS
----                                                          --------------
                                                              (IN THOUSANDS)
2004........................................................      $1,190
2005........................................................       1,056
2006........................................................         868
2007........................................................         654
2008........................................................         259
2009 and thereafter.........................................         998

     In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.

     Rent expense included in total non-interest expense amounted to $550,000, $584,000 and $491,000, in 2003, 2002, and 2001, respectively.

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

                           AMERISERV FINANCIAL, INC.

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $84,066,000 and standby letters of credit of $3,216,000 as of December 31, 2003.

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

18.  STOCK COMPENSATION PLANS

     In 2001, the Company's Board of Directors adopted a shareholder approved Stock Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 800,000 shares of common stock. This Plan replaces the expired 1991 Stock Option Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by the compensation committee of the Board of Directors. The Company accounts for this Plan under Accounting Principles Board Opinion #25, "Accounting for Stock Issued to Employees". The option price at which a stock option may be exercised shall not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, under the Plan on or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised.

                           AMERISERV FINANCIAL, INC.

     A summary of the status of the Company's Stock Incentive Plan at December 31, 2003, 2002, and 2001, and changes during the years then ended is presented in the table and narrative following:

                                                        YEAR ENDED DECEMBER 31
                                     -------------------------------------------------------------
                                            2003                  2002                 2001
                                     -------------------   ------------------   ------------------
                                                WEIGHTED             WEIGHTED             WEIGHTED
                                                AVERAGE              AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE             EXERCISE
                                      SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                     --------   --------   -------   --------   -------   --------
Outstanding at beginning of year...   499,534    $5.43     527,181    $5.51     531,378    $5.54
Granted............................    32,557     4.07      43,000     3.64      13,000     4.81
Exercised..........................        --       --     (21,401)    4.63      (5,690)    4.31
Forfeited..........................  (194,955)    5.71     (49,246)    5.16     (11,507)    6.39
                                     --------              -------              -------
Outstanding at end of year.........   337,136     5.13     499,534     5.43     527,181     5.51
                                     ========              =======              =======
Exercisable at end of year.........   279,454     5.40     344,180     5.84     251,037     6.18
Weighted average fair value of
  options granted in current
  year.............................              $2.15                $0.76                $0.64

     A total of 279,454 of the 337,136 options outstanding at December 31, 2003, have exercise prices between $2.31 and $15.69, with a weighted average exercise price of $5.40 and a weighted average remaining contractual life of 5.7 years. Options outstanding at December 31, 2003 reflect option ranges of: $2.31 to $2.90 totaling 8,250 options which have a weighted average exercise price of $2.67 and a weighted average remaining contractual life of 8.7 years; $4.015 to $6.39 totaling 258,004 options which have a weighted average exercise price of $5.10 and a weighted average remaining contractual life of 5.6 years; and $10.42 to $15.69 totaling 13,200 options which have a weighted average exercise price of $13.06 and a weighted average remaining contractual life of 4.8 years. All of these options are exercisable. The remaining 57,682 options have exercise prices between $2.31 and $5.10, with a weighted average exercise price of $3.81 and a weighted average remaining contractual life of 9.2 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003, 2002, and 2001, respectively: risk-free interest rates ranging from 3.4% to 4.4% for 2003 options, 3.04% to 5.07% for 2002 options, and 4.07% to 4.97% for 2001 options; expected lives of 10.0 years in 2003 and 2002 and 7.0 years for 2001 options; expected volatility ranging from 33.39% to 33.64% for 2003 options, 30.21% to 34.31% for 2002 options, and 29.76% to 30.71% for 2001 options.

19.  DIVIDEND REINVESTMENT PLAN

     The Company's Dividend Reinvestment and Common Stock Purchase Plan (the
Plan) provides each record holder of Common Stock with a simple and convenient method of purchasing additional shares without payment of any brokerage commissions, service charges or other similar expense. A participant in the Plan may purchase shares of Common Stock by electing either to (1) reinvest dividends on all of his or her shares of Common Stock or (2) make optional cash payments of not less than $10 and up to a maximum of $2,000 per month and continue to receive regular dividend payments on his or her other shares. A participant may withdraw from the Plan at any time.

     In the case of purchases from AmeriServ Financial, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At December 31, 2003, the Company had 184,866 unissued reserved shares available under the Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Plan in the market for the relevant investment date.

                           AMERISERV FINANCIAL, INC.

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

21.  INTANGIBLE ASSETS

     The Company's consolidated balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposits). On January 1, 2002, the Company adopted SFAS #142, Goodwill and Other Intangible Assets under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment at the reporting unit level as of January 1, 2002 (any such impairment at the date of adoption would have been reflected as a change in accounting principle). In addition, each year, the Company evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangible, other than goodwill, is its core deposit intangible, which the Company currently believes has a finite life. The Company completed its initial goodwill impairment test based on data from June 30, 2002. This evaluation indicated that there was no impairment of the Company's goodwill.

     During the first quarter of 2003, under SFAS #142 the Company had a triggering event specific to the mortgage banking segment level. This event was the sale of approximately 69% of its total servicing portfolio. As a result, the Company reevaluated the $199,000 of goodwill that was allocated to the mortgage banking segment and determined that it was impaired based upon its analysis of the projected future cashflows in this business segment. The resulting impairment charge eliminated all goodwill allocated to this segment and has been reflected as an operating expense for the year. The Company's remaining goodwill of $9.5 million is allocated to the retail banking segment and was evaluated for impairment on its annual impairment evaluation date. The result of this evaluation indicated that the Company's goodwill had no impairment.

                           AMERISERV FINANCIAL, INC.

     As of December 31, 2003, the Company's core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $12.9 million. The weighted average amortization period of the Company's core deposit intangibles at December 31, 2003, is 4.50 years. Estimated amortization expense for the next five years is summarized as follows (in thousands):

YEAR                                                              EXPENSE
----                                                           --------------
                                                               (IN THOUSANDS)
2004........................................................       $1,007
2005........................................................          865
2006........................................................          865
2007........................................................          865
2008........................................................          865

     A reconciliation of the Company's intangible asset balances for 2003 and 2002 is as follows (in thousands):

                                                             AT DECEMBER 31
                                                   -----------------------------------
                                                    2003      2002      2003     2002
                                                   -------   -------   ------   ------
                                                     CORE DEPOSIT         GOODWILL
                                                      INTANGIBLES
Balance January 1................................  $ 6,151   $ 7,583   $9,743   $9,743
Goodwill impairment loss.........................       --        --     (199)      --
Amortization expense.............................   (1,432)   (1,432)      --       --
                                                   -------   -------   ------   ------
Balance December 31..............................  $ 4,719   $ 6,151   $9,544   $9,743
                                                   =======   =======   ======   ======

     The following table reports pro forma information as if SFAS #142 had been adopted for all periods presented (in thousands, except per share data):

                                                                  AT DECEMBER 31
                                                             ------------------------
                                                             2003     2002      2001
                                                             -----   -------   ------
Report net income (loss)...................................  $ 549   $(5,152)  $1,975
Goodwill amortization......................................     --        --    1,299
                                                             -----   -------   ------
Adjusted net income (loss).................................  $ 549   $(5,152)  $3,274
                                                             =====   =======   ======
Basic earnings (loss) per share............................  $0.04   $ (0.37)  $ 0.15
Goodwill amortization......................................     --        --     0.10
                                                             -----   -------   ------
Adjusted basic earnings (loss) per share...................  $0.04   $ (0.37)  $ 0.25
                                                             =====   =======   ======
Diluted earnings (loss) per share..........................  $0.04   $ (0.37)  $ 0.15
Goodwill amortization......................................     --        --     0.10
                                                             -----   -------   ------
Adjusted diluted earnings (loss) per share.................  $0.04   $ (0.37)  $ 0.25
                                                             =====   =======   ======

22.  DERIVATIVE HEDGING INSTRUMENTS

     The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. On January 1, 2001, the Company adopted SFAS #133, "Accounting for Derivative Instruments and Hedging Activities". The Company uses derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cashflow variability associated with certain

                           AMERISERV FINANCIAL, INC.

variable rate debt by converting the debt to fixed rates. A summary of the Company's derivative hedging transactions is as follows:

FAIR VALUE HEDGES:

     In June 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 6.10% that is callable quarterly with a seven-year maturity. The Company receives a fixed rate of 2.58% and makes variable rate payments based on 90-day LIBOR. In December 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 5.89% that is callable quarterly with a six-year maturity. The Company will receive a fixed rate of 5.89% and will make variable rate payments based on 90-day LIBOR plus 246 basis points. The swaps are carried at their fair values and the carrying amount of the FHLB advances include the change in their fair values since the inception of the hedge. Because the hedges are considered highly effective, changes in the swap's fair value exactly offset the corresponding changes in the fair value of the FHLB advances and as a result, the change in fair value does not have any impact on net income.

CASH FLOW HEDGE:

     In 2002, the Company had an interest rate swap agreement that effectively converted a notional amount of $80 million from floating-rates to fixed-rates. The fair value of this $80 million swap was recorded in the Company's balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax. This hedge matured on April 15, 2002.

     The following table summarizes the interest rate swap transactions that impacted the Company's 2003 and 2002 performance:

                                                                 FIXED     FLOATING               DECREASE IN
                        NOTIONAL                  TERMINATION     RATE       RATE     REPRICING    INTEREST
2003      HEDGE TYPE     AMOUNT      START DATE      DATE       RECEIVED     PAID     FREQUENCY     EXPENSE
----      ----------   -----------   ----------   -----------   --------   --------   ---------   -----------
          FAIR VALUE   $50,000,000     6-09-03      9-22-10         2.58%      1.10%  QUARTERLY    $(422,000)
          FAIR VALUE    50,000,000    12-11-03      1-11-10         5.89       3.63   QUARTERLY      (69,000)
                                                                                                   ---------
                                                                                                   $(491,000)
                                                                                                   =========

                                                                              FIXED     FLOATING               INCREASE IN
                                     NOTIONAL                  TERMINATION     RATE       RATE     REPRICING    INTEREST
2002                   HEDGE TYPE     AMOUNT      START DATE      DATE         PAID     RECEIVED   FREQUENCY     EXPENSE
----                   ----------   -----------   ----------   -----------   --------   --------   ---------   -----------
                       Cashflow     $80,000,000   4-13-00        4-15-02      6.93%      1.91%     Expired     $1,161,000
                       ==========   ===========    =======       =======       ====       ====      =======    ==========

     The Company believes that its exposure to credit loss in the event of nonperformance by its counterparties (which are Regions Bank and Citigroup, Inc.) is remote. The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors. The Company had no interest rate caps or floors outstanding at December 31, 2003 and 2002.

23.  SEGMENT RESULTS

     The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The

                           AMERISERV FINANCIAL, INC.

Company's major business units include retail banking, commercial lending, trust, mortgage banking, other fee based businesses and investment/parent (includes leverage program). The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis with a primary focus on credit risk. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measure the Company focuses on for each business segment is net income contribution.

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

                           AMERISERV FINANCIAL, INC.

     The contribution of the major business segments to the consolidated results of operations were as follows:

                                                                     YEAR ENDED DECEMBER 31, 2003
                                     --------------------------------------------------------------------------------------------
                                                       COMMERCIAL    MORTGAGE              INVESTMENT/    OTHER FEE
                                     RETAIL BANKING     LENDING      BANKING     TRUST       PARENT         BASED        TOTAL
                                     --------------    ----------    --------    ------    -----------    ---------    ----------
                                                                    (IN THOUSANDS, EXCEPT RATIOS)
Net interest income................     $ 23,621        $  3,925     $   135     $   83     $ (3,167)      $   48      $   24,645
Provision for loan loss............          879           1,996          86         --           --           --           2,961
Non-interest income................        7,399             292         (66)     4,993        3,456          855          16,929
Non-interest expense...............       25,273           3,037       2,435      3,899        2,943          690          38,277
                                        --------        --------     -------     ------     --------       ------      ----------
Income (loss) before income
  taxes............................        4,868            (816)     (2,452)     1,177       (2,654)         213             336
Income taxes (benefit).............        1,303            (222)       (750)       388       (1,004)          72            (213)
                                        --------        --------     -------     ------     --------       ------      ----------
Net income (loss)..................     $  3,565        $   (594)    $(1,702)    $  789     $ (1,650)      $  141      $      549
                                        ========        ========     =======     ======     ========       ======      ==========
Average common equity..............     $ 27,613        $ 11,189     $ 4,114     $3,247     $ 29,142       $1,592      $   76,897
Total assets.......................     $362,928        $224,714     $ 3,756     $1,605     $552,662       $2,221      $1,147,886
                                        ========        ========     =======     ======     ========       ======      ==========

                           AMERISERV FINANCIAL, INC.

                                                                     YEAR ENDED DECEMBER 31, 2002
                                     --------------------------------------------------------------------------------------------
                                                       COMMERCIAL    MORTGAGE              INVESTMENT/    OTHER FEE
                                     RETAIL BANKING     LENDING      BANKING     TRUST       PARENT         BASED        TOTAL
                                     --------------    ----------    --------    ------    -----------    ---------    ----------
                                                                    (IN THOUSANDS, EXCEPT RATIOS)
Net interest income................     $ 25,091        $  5,408     $   183     $  122     $ (3,536)      $  100      $   27,368
Provision for loan loss............        1,099           8,026         140         --           --           --           9,265
Non-interest income................        8,212             472       1,033      4,750        4,485          735          19,687
Non-interest expense...............       26,485           3,973       5,981      4,157        5,082          689          46,367
                                        --------        --------     -------     ------     --------       ------      ----------
Income (loss) before income
  taxes............................        5,719          (6,119)     (4,905)       715       (4,133)         146          (8,577)
Income taxes (benefit).............        1,613          (2,301)     (1,669)       229       (1,347)          50          (3,425)
                                        --------        --------     -------     ------     --------       ------      ----------
Net income (loss)..................     $  4,106        $ (3,818)    $(3,236)    $  486     $ (2,786)      $   96      $   (5,152)
                                        ========        ========     =======     ======     ========       ======      ==========
Average common equity..............     $ 31,220        $ 14,666     $ 4,348     $3,193     $ 27,934       $1,963      $   83,324
Total assets.......................     $396,754        $258,870     $ 9,348     $1,829     $505,778       $2,971      $1,175,550
                                        ========        ========     =======     ======     ========       ======      ==========

                           AMERISERV FINANCIAL, INC.

                                                                     YEAR ENDED DECEMBER 31, 2001
                                     --------------------------------------------------------------------------------------------
                                                       COMMERCIAL    MORTGAGE              INVESTMENT/    OTHER FEE
                                     RETAIL BANKING     LENDING      BANKING     TRUST       PARENT         BASED        TOTAL
                                     --------------    ----------    --------    ------    -----------    ---------    ----------
                                                                    (IN THOUSANDS, EXCEPT RATIOS)
Net interest income................     $ 24,917        $  6,834     $   286     $  211     $ (4,184)      $  134      $   28,198
Provision for loan loss............          413             862          75         --           --           --           1,350
Non-interest income................        7,153             704       1,502      5,015        2,948          753          18,075
Non-interest expense...............       23,717           4,053       5,222      4,058        4,862          624          42,536
                                        --------        --------     -------     ------     --------       ------      ----------
Income (loss) before income
  taxes............................        7,940           2,623      (3,509)     1,168       (6,098)         263           2,387
Income taxes (benefit).............        2,285             719      (1,189)       311       (1,802)          88             412
                                        --------        --------     -------     ------     --------       ------      ----------
Net income (loss)..................     $  5,655        $  1,904     $(2,320)    $  857     $ (4,296)      $  175      $    1,975
                                        ========        ========     =======     ======     ========       ======      ==========
Average common equity..............     $ 29,890        $ 15,332     $ 5,300     $3,042     $ 27,859       $1,858      $   83,281
Total assets.......................     $383,276        $293,603     $18,454     $1,854     $498,626       $3,046      $1,198,859
                                        ========        ========     =======     ======     ========       ======      ==========

                           AMERISERV FINANCIAL, INC.

24.  REGULATORY MATTERS

     On February 28, 2003, the Company and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (Federal Reserve) and the Pennsylvania Department of Banking (Department). Under the terms of the MOU, the Company and the Bank cannot declare dividends, the Company may not redeem any of its own stock, and the Company cannot incur any additional debt other than in the ordinary course of business, in each case, without the prior written approval of the Federal Reserve and the Department. Accordingly, the Board of Directors of the Company cannot reinstate the previously suspended common stock dividend, or reinstitute its stock repurchase program without the concurrence of the Federal Reserve and the Department. Other provisions of the MOU require the Company and the Bank to: (i) improve credit quality and credit administration practices, (ii) improve data security and disaster recovery procedures, (iii) make periodic reports to the Federal Reserve and the Department regarding compliance with the MOU, and (iv) appoint a committee of independent directors to monitor compliance with the MOU. The MOU will remain in effect until modified or terminated by the Federal Reserve and the Department. The Company believes that it is in compliance with the MOU.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2003 and 2002, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

                                                          AS OF DECEMBER 31, 2003
                                           ------------------------------------------------------
                                                                                   TO BE WELL
                                                                FOR CAPITAL     CAPITALIZED UNDER
                                                                 ADEQUACY       PROMPT CORRECTIVE
                                                ACTUAL           PURPOSES       ACTION PROVISIONS
                                           ----------------   ---------------   -----------------
                                            AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                           --------   -----   -------   -----   --------   ------
                                                       (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
  Consolidated...........................  $103,095   16.46%  $50,101   8.00%   $62,626    10.00%
  AmeriServ Financial Bank...............    97,831   15.69    49,876   8.00     62,345    10.00
Tier 1 Capital (To Risk Weighted Assets)
  Consolidated...........................    85,774   13.70    25,050   4.00     37,575     6.00
  AmeriServ Financial Bank...............    90,036   14.44    24,938   4.00     37,407     6.00
Tier 1 Capital (To Average Assets)
  Consolidated...........................    85,774    7.58    45,251   4.00     56,564     5.00
  AmeriServ Financial Bank...............    90,036    8.00    45,008   4.00     56,260     5.00

                           AMERISERV FINANCIAL, INC.

                                                            AS OF DECEMBER 31, 2002
                                           ----------------------------------------------------------
                                                                                       TO BE WELL
                                                                    FOR CAPITAL     CAPITALIZED UNDER
                                                                     ADEQUACY       PROMPT CORRECTIVE
                                                  ACTUAL             PURPOSES       ACTION PROVISIONS
                                           --------------------   ---------------   -----------------
                                             AMOUNT      RATIO    AMOUNT    RATIO    AMOUNT    RATIO
                                           ----------   -------   -------   -----   --------   ------
                                           (AS RESTATED -- SEE
                                                NOTE #27)
                                                         (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (to Risk Weighted Assets)
  Consolidated...........................   $100,527     15.39%   $52,239   8.00%   $65,299    10.00%
  AmeriServ Financial Bank...............     93,767     14.50     51,727   8.00     64,659    10.00
Tier 1 Capital (to Risk Weighted Assets)
  Consolidated...........................     82,449     12.63     26,120   4.00     39,180     6.00
  AmeriServ Financial Bank...............     85,685     13.25     25,864   4.00     38,795     6.00
Tier 1 Capital (to Average Assets)
  Consolidated...........................     82,449      7.12     46,293   4.00     57,866     5.00
  AmeriServ Financial Bank...............     85,685      7.46     45,963   4.00     57,454     5.00

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

BALANCE SHEETS

                                                                    AT DECEMBER 31
                                                              ---------------------------
                                                                2003           2002
                                                              --------    ---------------
                                                                          (AS RESTATED --
                                                                           SEE NOTE #27)
                                                                    (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $    126       $    694
Equity investment in banking subsidiaries...................   103,561        108,074
Equity investment in non-banking subsidiaries...............     2,707          3,399
Guaranteed junior subordinated deferrable interest debenture
  issuance costs............................................     1,102          1,147
Other assets................................................     1,657          3,388
                                                              --------       --------
TOTAL ASSETS................................................  $109,153       $116,702
                                                              ========       ========
LIABILITIES
Guaranteed junior subordinated deferrable interest
  debentures................................................  $ 34,500       $ 34,500
Other liabilities...........................................       383          1,946
                                                              --------       --------
TOTAL LIABILITIES...........................................    34,883         36,446
                                                              --------       --------
STOCKHOLDERS' EQUITY
Total stockholders' equity..................................    74,270         80,256
                                                              --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $109,153       $116,702
                                                              ========       ========

                           AMERISERV FINANCIAL, INC.

STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
INCOME
Inter-entity management and other fees......................  $ 2,277   $ 2,418   $ 3,077
Dividends from subsidiaries.................................    1,589       386     7,200
Interest and dividend income................................        6        62        75
                                                              -------   -------   -------
TOTAL INCOME................................................    3,872     2,866    10,352
                                                              -------   -------   -------
EXPENSE
Interest expense............................................    2,960     2,960     2,961
Salaries and employee benefits..............................    1,739     2,017     1,929
Other expense...............................................    1,412     1,940     1,436
                                                              -------   -------   -------
TOTAL EXPENSE...............................................    6,111     6,917     6,326
                                                              -------   -------   -------

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED GAINS (LOSS) OF SUBSIDIARIES................   (2,239)   (4,051)    4,026
Benefit for income taxes....................................    1,301     1,497       984
Equity in undistributed gains (losses) of subsidiaries......    1,487    (2,598)   (3,035)
                                                              -------   -------   -------
NET INCOME (LOSS)...........................................  $   549   $(5,152)  $ 1,975
                                                              =======   =======   =======

STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $   549   $(5,152)  $ 1,975
Adjustment to reconcile net income (loss) to net cash (used)
  provided by operating activities:
Equity in undistributed (gains) losses of subsidiaries......   (1,487)    2,598     3,035
                                                              -------   -------   -------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES............     (938)   (2,554)    5,010
                                                              -------   -------   -------
INVESTING AND FINANCING ACTIVITIES
Intercompany sale of subsidiary.............................       --        --     4,867
Common stock cash dividends paid............................       --    (4,130)   (4,884)
Proceeds from issuance of common stock......................      202       849       896
Guaranteed junior subordinated deferrable interest
  debentures dividends paid.................................   (2,916)   (2,916)   (2,916)
Investment in subsidiaries..................................       --        --       (55)
Other -- net................................................    3,084     2,913     2,963
                                                              -------   -------   -------
NET CASH PROVIDED (USED) BY INVESTING AND FINANCING
  ACTIVITIES................................................      370    (3,284)      871
                                                              -------   -------   -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (568)   (5,838)    5,881
CASH AND CASH EQUIVALENTS AT JANUARY 1......................      694     6,532       651
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS AT DECEMBER 31....................  $   126   $   694   $ 6,532
                                                              =======   =======   =======

                           AMERISERV FINANCIAL, INC.

     The ability of the subsidiary bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary bank's capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to their shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. At December 31, 2003, the subsidiary bank was not permitted to upstream any cash dividends to the parent company. The subsidiary bank had a combined $100,625,000 of restricted surplus and retained earnings at December 31, 2003.

27.  PRIOR PERIOD ADJUSTMENTS

     The Company has determined that its deferred tax liabilities as of December 31, 2002, 2001 and 2000 were overstated by $2.5 million due to errors in prior periods in the calculation of the tax effects of: certain leasing transactions; the gain or loss on investment securities; and mortgage servicing rights. Accordingly, the Company has recorded a prior period adjustment to increase retained earnings at January 1, 2001 by $2.5 million, and has restated the amounts previously reported for other liabilities, total liabilities, retained earnings and total stockholders' equity at December 31, 2002 as follows (in thousands);

                                                                AT DECEMBER 31, 2002
                                                              ------------------------
                                                              PREVIOUSLY
                                                               REPORTED    AS RESTATED
                                                              ----------   -----------
Other liabilities...........................................  $   17,730   $   15,230
Total liabilities...........................................   1,097,794    1,095,294
Retained earnings...........................................      26,047       28,547
Total stockholders' equity..................................      77,756       80,256

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

February 25, 2004

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

     The Audit Committee of the Company's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent auditors to discuss audit, financial reporting, and related matters. Deloitte & Touche LLP and the Company's internal auditors have direct access to the Audit Committee.


/s/ CRAIG G. FORD                              /s/ JEFFREY A. STOPKO
Craig G. Ford                                  Jeffrey A. Stopko
Chairman                                       Senior Vice President &
                                               Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of AmeriServ Financial, Inc.:
Johnstown, PA

     We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of December 31, 2001 and for the year then ended, before the adjustment discussed in Note 27 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 22, 2002.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such 2003 and 2002 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 21 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     As discussed in the first paragraph above, the consolidated financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As discussed in Note 27 to the consolidated financial statements, the Company has recorded a prior period adjustment as of January 1, 2001 to reduce its deferred income tax liabilities and to increase its retained earnings. We have audited the prior period adjustment that was applied to adjust deferred income tax liabilities and retained earnings and, in our opinion, such adjustment is appropriate and has been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole. As a result of the prior period adjustment as of January 1, 2001, deferred income tax liabilities and retained earnings as previously reported in the consolidated financial statements as of December 31, 2002 have been restated.

/s/ DELOITTE & TOUCHE LLP

March 12, 2004
Pittsburgh, PA

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

                                          /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
January 22, 2002

NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued report by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP consented to the inclusion of its report in this Form 10-K and Annual Report. As presented in the copy above of the Arthur Andersen LLP opinion, Note #21 to the consolidated financial statements has been changed to Note #22 to the consolidated financial statements as of December 31, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 5, 2002 the Company's Board of Directors announced the appointment of Deloitte & Touche LLP as its independent auditor replacing Arthur Andersen, LLP.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2003, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information required by this section is presented in the Proxy Statement for the Annual Meeting of Shareholders.

                                    PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:

     The consolidated financial statements listed below are from the 2003 Form 10-K and Part II -- Item 8. Page references are to said Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

AmeriServ Financial, Inc. and Subsidiaries
  Consolidated Balance Sheets, 35
  Consolidated Statements of Operations, 36
  Consolidated Statements of Comprehensive Income (Loss), 37
  Consolidated Statements of Changes in Stockholders' Equity, 38
  Consolidated Statements of Cash Flows, 39-40

  Notes to Consolidated Financial Statements, 41
  Statement of Management Responsibility, 78
  Independent Auditors Reports, 79-80

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

REPORTS ON FORM 8-K:

     On October 21, 2003 the Company announced earnings for the third quarter ended September 30, 2003.

EXHIBITS:

     The exhibits listed below are filed herewith or to other filings.

EXHIBIT                                                               PRIOR FILING OR EXHIBIT
NUMBER                        DESCRIPTION                               PAGE NUMBER HEREIN
-------                       -----------                             -----------------------
  3.1..   Articles of Incorporation, as amended on March 23,      Exhibit 3.1 to 2001 Form 10-K
          2001.                                                   Filed on March 19, 2002
  3.2     Bylaws, as amended and restated on July 25, 2003.       Exhibit 3.2 to June 30, 2003
                                                                  Form 10-Q Filed on August 11,
                                                                  2003
  4.1     Rights Agreement, dated as of February 24, 1995,        Exhibit 4.1 to 2000 Form 10-K
          between AmeriServ Financial, Inc. and AmeriServ         Dated March 21, 2001
          Trust and Financial Services Company, as Rights
          Agent.
 10.3     Agreement, dated May 24, 2002, between AmeriServ        Exhibit 10.1 to Form 10-Q Filed
          Financial, Inc. and Jeffrey A. Stopko.                  August 14, 2002
 10.5     2001 Stock Incentive Plan dated February 23, 2001.      2000 Proxy Statement Filed
                                                                  March 16, 2001
 10.6     Agreement, dated December 1, 1994, between AmeriServ    Exhibit 10.6 to 2000 Form 10-K
          Financial, Inc. and Ronald W. Virag.                    Filed March 21, 2001
 10.7     Agreement, dated February 1, 2004, between AmeriServ    Below
          Financial, Inc. and Alan R. Dennison
 15.1     Statement regarding predecessor independent public      Below
          accountants awareness letters
 21       Subsidiaries of the Registrant.                         Below
 23       Consent of Deloitte & Touche LLP                        Below
 31.1     Certification pursuant to Rule 13a-14(a)/15d-14(a),     Below
          as adopted pursuant to section 302 of the
          Sarbanes-Oxley Act of 2002.
 31.2     Certification pursuant to Rule 13a-14(a)/15d-14(a),     Below
          as adopted pursuant to section 302 of the
          Sarbanes-Oxley Act of 2002.
 32.1     Certification pursuant to 18 U.S.C. section 1350, as    Below
          adopted pursuant to section 906 of the
          Sarbanes-Oxley Act of 2002.
 32.2     Certification pursuant to 18 U.S.C. section 1350, as    Below
          adopted pursuant to section 906 of the
          Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AmeriServ Financial, Inc.
                                         (Registrant)

                                         By: /s/     CRAIG G. FORD
                                           -------------------------------------
                                                       Craig G. Ford
                                                 Chairman, President & CEO

Date: February 27, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2004:

               /s/ CRAIG G. FORD                  Chairman, President & CEO
------------------------------------------------    Director
                 Craig G. Ford




             /s/ JEFFREY A. STOPKO                Senior Vice President and Chief Financial Officer
------------------------------------------------
               Jeffrey A. Stopko




           /s/ J. MICHAEL ADAMS, JR.              Director                   /s/ MARGARET A. O'MALLEY              Director
------------------------------------------------                 ------------------------------------------------
             J. Michael Adams, Jr.                                             Margaret A. O'Malley




           /s/ EDWARD J. CERNIC, SR.              Director              /s/ VERY REV. CHRISTIAN R. ORAVEC          Director
------------------------------------------------                 ------------------------------------------------
             Edward J. Cernic, Sr.                                        Very Rev. Christian R. Oravec




              /s/ DANIEL R. DEVOS                 Director                                                         Director
------------------------------------------------                 ------------------------------------------------
                Daniel R. DeVos                                                Mark E. Pasquerilla




               /s/ JAMES C. DEWAR                 Director                  /s/ HOWARD M. PICKING, III             Director
------------------------------------------------                 ------------------------------------------------
                 James C. Dewar                                               Howard M. Picking, III




             /s/ BRUCE E. DUKE, III               Director                     /s/ SARA A. SARGENT                 Director
------------------------------------------------                 ------------------------------------------------
            Bruce E. Duke, III, M.D.                                             Sara A. Sargent




           /s/ JAMES M. EDWARDS, SR.              Director                     /s/ THOMAS C. SLATER                Director
------------------------------------------------                 ------------------------------------------------
             James M. Edwards, Sr.                                               Thomas C. Slater




               /s/ KIM W. KUNKLE                  Director                      /s/ ROBERT L. WISE                 Director
------------------------------------------------                 ------------------------------------------------
                 Kim W. Kunkle                                                    Robert L. Wise

AMERISERV FINANCIAL                                                       REMOTE ATM
BANK
                                * St. Michael Office                  BANKING LOCATIONS
OFFICE LOCATIONS                900 Locust Street
                                St. Michael, PA 15951-0393        Main Office, 216 Franklin
 * Main Office Downtown                                                    Street,
216 Franklin Street             * Seward Office                           Johnstown
P.O. Box 520                     6858 Route 711, Suite 1          Lee Hospital, Main Street,
Johnstown, PA 15907-0520         Seward, PA 15954-9501                    Johnstown
 1-800-837-BANK(2265)                                              The Galleria, Johnstown
                                * Windber Office                    6-2-Go Shop, Nanty Glo
+* Westmont Office               1501 Somerset Avenue               Gogas Service Station,
110 Plaza Drive                  Windber, PA 15963-1745                   Cairnbrook
 Johnstown, PA 15905-1211                                              Kwik Fill, Derry
                                 Central City Office
+* University Heights Office      104 Sunshine Avenue               AMERISERV RESIDENTIAL
1404 Eisenhower Boulevard         Central City, PA 15926-1129
  Johnstown, PA 15904-3280                                            LENDING LOCATIONS
                                * Somerset Office
 * East Hills Express Office     108 W. Main Street                   Greensburg Office
1213 Scalp Avenue                Somerset, PA 15501-2035        Oakley Park II, Route 30 East
 Johnstown, PA 15904-3150                                         Greensburg, PA 15601-9560
                                * Derry Office
 * Eighth Ward Office            112 South Chestnut Street              Altoona Office
1059 Franklin Street             Derry, PA 15627-1938                 87 Logan Boulevard
 Johnstown, PA 15905-4303                                           Altoona, PA 16602-3123
                                +* South Atherton Office
 * West End Office              734 South Atherton Street        Mt. Nittany Mortgage Company
163 Fairfield Avenue            State College, PA 16801-4628      2300 South Atherton Street
Johnstown, PA 15906-2392                                         State College, PA 16801-7613
                                * Harrisburg Office
 * Carrolltown Office            231 State Street
101 Main Street                  Harrisburg, PA 17101-1110
 Carrolltown, PA 15722-0507
                                * Pittsburgh Office
 * Northern Cambria Office       60 Boulevard of the Allies
4206 Crawford Avenue Suite 1     Suite 100
 Northern Cambria, PA            Pittsburgh, PA 15222-1241
 15714-1342
                                +* Benner Pike Office
 * Ebensburg Office             763 Benner Pike
104 S. Center Street            State College, PA 16801-7313
Ebensburg, PA 15931-0209
                                * = 24-Hour ATM Banking
+* Lovell Park Office           Available
179 Lovell Avenue
Ebensburg, PA 15931-0418        + = Seven Day a Week Banking
                                Available
Nanty Glo Office
928 Roberts Street
Nanty Glo, PA 15943-1303
Nanty Glo Drive-In
1383 Shoemaker Street
Nanty Glo, PA 15943-1254
+* Galleria Mall Office
500 Galleria Drive Suite 100
Johnstown, PA 15904-8911

                            SHAREHOLDER INFORMATION

                               SECURITIES MARKETS

     AmeriServ Financial, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of "ASRV." The listed market makers for the stock are:

Legg Mason Wood Walker, Inc.     Keefe Bruyette & Woods, Inc.     Parker/Hunter, Inc.
969 Eisenhower Boulevard         787 Seventh Avenue               416 Main Street
Oak Ridge East                   Equitable Bldg -- 4th Floor      Johnstown, PA 15901
Johnstown, PA 15904              New York, NY 10019               Telephone: (814) 535-8403
Telephone: (814) 266-7900        Telephone: (800) 966-1559
                                                                  Sandler O'Neill & Partners,
Boenning & Scattergood           Goldman Sachs & Co.              L.P.
F. J. Morrissey & Co., Inc.      10 Exchange Place                919 Third Avenue
4 Tower Bridge                   Jersey City, NJ 07302            6th Floor
Suite 300                        Telephone: (212) 344-8087        New York, NY 10022
200 West Barr Harbor Drive                                        Telephone: (800) 635-6860
West Conshohocken, PA            Knight Trading Group, Inc.
19428-2979                       525 Washington Boulevard
Telephone: (610) 862-5360        Jersey City, NJ 07310
                                 Telephone: (800) 544-7508
Schwab Soundview Capital
Markets
Newport Financial Center
111 Pavonia Avenue East
Jersey City, NJ 07310
Telephone: (212) 804-3663

                               CORPORATE OFFICES

     The corporate offices of AmeriServ Financial, Inc. are located at 216 Franklin Street, Johnstown, PA 15901. Mailing address:

P.O. Box 430
Johnstown, PA 15907-0430
(814) 533-5300

                                     AGENTS

     The transfer agent and registrar for AmeriServ Financial, Inc.'s common stock is:

Equiserve Trust Company, N.A.
P O Box 43010
Providence, RI 02940-3023
Shareholder Inquiries: 1-800-730-4001
Internet Address: http://www.EquiServe.com

                                SHAREHOLDER DATA

     As of January 31, 2004, there were 4,782 shareholders of common stock and 13,961,725 shares outstanding. Of the total shares outstanding, approximately 1,110,805 or 8% are held by insiders (directors and executive officers) while approximately 3,026,000 or 22% are held by institutional investors (mutual funds, employee benefit plans, etc.).

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