Form 10-Q
period 2004-03-31
AMERISERV FINANCIAL INC /PA/
filed 2004-05-13
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                         March 31, 2004

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

               Class

        Outstanding at May 3, 2004

Common Stock, par value $2.50

                13,968,311

per share

AmeriServ Financial, Inc.

#

      AmeriServ Financial, Inc.

                                                        CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)

ASSETS
Cash and due from banks	$ 18,724	$ 24,484
Interest bearing deposits	308	289
Investment securities:
Available for sale	478,330	524,573
Held to maturity (market value $26,973 on March 31, 2004, and $28,095 on December 31, 2003)	26,650	28,089
Loans held for sale	1,232	1,423
Loans	504,605	504,890
Less: Unearned income	2,433	2,926
Allowance for loan losses	11,379	11,682
Net loans	490,793	490,282
Premises and equipment, net	10,699	11,141
Accrued income receivable	4,663	4,922
Mortgage servicing rights	1,493	1,718
Goodwill	9,544	9,544
Core deposit intangibles	4,361	4,719
Bank owned life insurance	29,791	29,515
Other assets	22,976	17,187
TOTAL ASSETS	$ 1,099,564	$ 1,147,886

LIABILITIES
Non-interest bearing deposits	$ 103,581	$ 103,982
Interest bearing deposits	552,767	550,615
Total deposits	656,348	654,597

Other short-term borrowings	92,762	144,643
Advances from Federal Home Loan Bank	226,054	231,063
Guaranteed junior subordinated deferrable interest debentures	35,567	34,500
Total borrowed funds	354,383	410,206
Other liabilities	11,112	8,813
TOTAL LIABILITIES	1,021,843	1,073,616

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 18,056,656 shares issued and 13,965,737 outstanding on March 31, 2004; 18,048,518 shares issued and 13,957,599 outstanding on December 31, 2003	45,142	45,121
Treasury stock at cost, 4,090,919 shares for all periods presented	(65,824)	(65,824)
Capital surplus	66,829	66,809
Retained earnings	29,322	29,096
Accumulated other comprehensive income (loss), net	2,252	(932)
TOTAL STOCKHOLDERS' EQUITY	77,721	74,270
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,099,564	$ 1,147,886

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands except per share data)

    Unaudited

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2004	2003
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 7,691	$ 9,083
Deposits with banks	8	14
Federal funds sold	1	-
Investment securities:
Available for sale	4,948	5,430
Held to maturity	271	216
Total Interest Income	12,919	14,743

INTEREST EXPENSE
Deposits	2,543	3,140
Federal funds purchased and securities sold under agreements to repurchase	-	8
Other short-term borrowings	415	332
Advances from Federal Home Loan Bank	2,986	3,876
Guaranteed junior subordinated deferrable interest debentures	763	740
Total Interest Expense	6,707	8,096

NET INTEREST INCOME	6,212	6,647
Provision for loan losses	384	1,659

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,828	4,988

NON-INTEREST INCOME
Trust fees	1,267	1,253
Net realized gains on investment securities	937	1,278
Net realized gains on loans held for sale	40	173
Service charges on deposit accounts	730	767
Net mortgage servicing fees	52	71
Bank owned life insurance	275	298
Loss on sale of mortgage servicing	-	(758)
Other income	764	913
Total Non-Interest Income	4,065	3,995

NON-INTEREST EXPENSE
Salaries and employee benefits	4,915	4,789
Net occupancy expense	757	752
Equipment expense	704	817
Professional fees	804	903
Supplies, postage and freight	317	376
Miscellaneous taxes and insurance	442	420
FDIC deposit insurance expense	72	28
Amortization of core deposit intangibles	358	358
Impairment charge for mortgage servicing rights	100	366
Goodwill impairment loss	-	199
Other expense	1,202	1,112
Total Non-Interest Expense	$ 9,671	$ 10,120

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENTS OF OPERATIONS

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

Unaudited

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2004	2003

INCOME (LOSS) BEFORE INCOME TAXES	$ 222	$ (1,137)
Benefit for income taxes	(4)	(342)

NET INCOME (LOSS)	$ 226	$ (795)

PER COMMON SHARE DATA:
Basic:
Net income (loss)	$ 0.02	$ (0.06)
Average shares outstanding	13,962	13,923
Diluted:
Net income (loss)	$ 0.02	$ (0.06)
Average shares outstanding	14,026	13,923
Cash dividends declared	$ 0.00	$ 0.00

See accompanying notes to consolidated financial statements.

      AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Three months ended	Three months ended
	March 31, 2004	March 31, 2003
OPERATING ACTIVITIES
Net income (loss)	$ 226	$ (795)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	384	1,659
Depreciation expense	527	556
Amortization expense of core deposit intangibles	358	358
Goodwill impairment loss	-	199
Amortization expense of mortgage servicing rights	125	311
Impairment charge for mortgage servicing rights	100	366
Net amortization of investment securities	417	620
Net realized gains on investment securities	(937)	(1,278)
Net realized gains on loans held for sale	(40)	(173)
Loss on sale of mortgage servicing rights	-	758
Origination of mortgage loans held for sale	(4,446)	(19,833)
Sales of mortgage loans held for sale	4,637	21,032
Decrease in accrued income receivable	259	55
Increase (decrease) in accrued expense payable	112	(612)
Net cash provided by operating activities	1,722	3,223

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(134,633)	(204,847)
Purchases of investment securities and other short-term investments -
held to maturity	-	(10,103)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	15,204	34,856
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	1,407	231
Proceeds from sales of investment securities and
other short-term investments – available for sale	171,122	137,273
Long-term loans originated	(66,029)	(25,817)
Loans held for sale	(1,232)	(3,018)
Principal collected on long-term loans	38,333	55,516
Loans purchased or participated	(690)	(10,910)
Loans sold or participated	29,000	-
Net (increase) decrease in other short-term loans	(237)	566
Purchases of premises and equipment	(85)	(57)
Net sale of mortgage servicing rights	-	3,268
Net increase in other assets	(7,779)	(1,657)
Net cash provided (used) by investing activities	44,381	(24,699)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	99,635	72,856
Payments for maturing certificates of deposit	(102,507)	(76,480)
Net increase in demand and savings deposits	4,623	2,798
Net (decrease) increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(51,881)	43,950
Net principal repayments of advances from FHLB	(5,009)	(23,759)
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(729)	(729)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	41	92
Net increase (decrease) in other liabilities	3,983	(822)
Net cash (used) provided by financing activities	(51,844)	17,906

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,741)	(3,570)
CASH AND CASH EQUIVALENTS AT JANUARY 1	24,773	27,174
CASH AND CASH EQUIVALENTS AT MARCH 31	$ 19,032	$ 23,604

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

In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, and marketing. Significant intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

In the first quarter of 2004, the Company adopted FASB Interpretation Number 46-Revised December 2003 (FIN 46-R) “Consolidation of Variable Interest Entities – Revised” which required the Company to deconsolidate its capital trust subsidiary.  This deconsolidation resulted in the Company recording an additional $1.1 million in assets and liabilities that had previously been eliminated in consolidation.  The adoption of FIN 46-R did not have a material impact on the Company’s consolidated financial statements.

2.

Basis of Preparation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included.  They are not, however, necessarily indicative of the results of consolidated operations for a full-year.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

3.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes.  Options to purchase 107,857 and 294,476 shares of common stock were outstanding as of March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

Stock-based Compensation

Employee compensation expense under stock options is reported using the intrinsic value method.  The following pro forma information regarding net income (loss) and earnings (loss) per share assumes stock options granted subsequent to December 31, 1994, had been accounted for under the fair value method and the estimated fair value of the options is amortized to expense over the vesting period.  Compensation expense, net of related tax, of $15,000 and  $11,000 for the three months ended March 31, 2004, and 2003, respectively, is included in the pro forma net income (loss) as reported below (in thousands, except per share data).

	Three Months Ended March 31,
	2004	2003

Reported net income(loss)	$226	$(795)
Pro forma net income (loss)	211	(806)

Reported earnings (loss) per share
Basic	$0.02	$ (0.06)
Diluted	0.02	(0.06)
Pro forma earnings (loss) per share:
Basic	$0.02	$ (0.06)
Diluted	0.02	(0.06)

4.

Comprehensive Income (Loss)

For the Company, comprehensive income (loss) includes net income and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cashflow hedges.  The changes in other comprehensive income (loss) are reported net of income taxes, as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2004	2003

Net income (loss)	$ 226	$(795)

Other comprehensive income (loss), before tax:

Unrealized security gains (losses) arising during period	5,835	(1,321)
Less: reclassification adjustment for gains
included in net income (loss)	937	1,278
Other comprehensive income (loss), before tax:	4,898	(2,599)
Income tax expense (benefit) related to items
of other comprehensive income	1,714	(910)
Other comprehensive income (loss), net of tax:	3,184	(1,689)

Comprehensive income (loss)	$ 3,410	$(2,484)

5.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  For the parent company, cash and cash equivalents also include short-term investments.  The Company made $27,000 in income tax payments in the first three months of 2004 as compared to $7,000 for the first three months of 2003.  Total interest expense paid amounted to $6,572,000 in 2004's first three months compared to $8,708,000 in the same 2003 period.

6.

Investment Securities

Securities are classified at the time of purchase as investment securities held to maturity if it is management’s intent and the Company has the ability to hold the securities until maturity.  These held to maturity securities are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method.  Alternatively, securities are classified as available for sale if it is management’s intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company’s asset/liability management strategy.  Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements).  These available for sale securities are reported at fair value with unrealized aggregate appreciation/(depreciation) excluded from net income and credited/(charged) to accumulated other comprehensive income (loss) within stockholders' equity on a net of tax basis.  Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation/(depreciation) are included in income on a net of tax basis.  The Company presently does not engage in trading activities.  The mark-to-market of the available for sale portfolio does inject more volatility in the book value of equity, but has no impact on regulatory capital.  All purchased investment securities are recorded on settlement date which is not materially different from trade date.  Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

March 31, 2004		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 14,540	$ 441	$ -	$ 14,981
U.S. Agency	17,399	53	-	17,452
U.S. Agency mortgage-
backed securities	411,545	3,696	(769)	414,472
Other securities(1)	31,382	43	-	31,425
Total	$ 474,866	$ 4,233	$ (769)	$ 478,330

(1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity (HTM):

March 31, 2004		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 1,149	$ 35	$ -	$ 1,184
U.S. Agency	8,086	-	(50)	8,036
U.S. Agency mortgage-
backed securities	17,415	338	-	17,753
Total	$ 26,650	$ 373	$ (50)	$ 26,973

Investment securities available for sale (AFS):

December 31, 2003		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 9,498	$ 131	$ (32)	$ 9,597
U.S. Agency	13,508	3	(33)	13,478
U.S. Agency mortgage-
backed securities	469,086	1,535	(3,051)	467,570
Other securities(1)	33,916	32	(20)	33,928
Total	$ 526,008	$ 1,701	$ (3,136)	$ 524,573

(1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity (HTM):

December 31, 2003		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 1,155	$ 6	$ -	$ 1,161
U.S. Agency	8,096	-	(138)	7,958
U.S. Agency mortgage-
backed securities	18,838	138	-	18,976
Total	$ 28,089	$ 144	$ (138)	$ 28,095

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At both March 31, 2004, and December 31, 2003, 97.6% of the portfolio was rated "AAA". Less than 1.0% of the portfolio was rated below "A" or unrated at both March 31, 2004, and December 31, 2003.

The following tables present information concerning investments with unrealized losses as of March 31, 2004 (in thousands):

Investment securities available for sale:

March 31, 2004	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency mortgage-
backed securities	$ 91,495	$ (664)	$ 24,646	$ (105)	$116,141	$ (769)
Total	$ 91,495	$ (664)	$ 24,646	$ (105)	$116,141	$ (769)

Investment securities held to maturity:

March 31, 2004	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$ 8,036	$ (50)	$ -	$ -	$ 8,036	$ (50)
Total	$ 8,036	$ (50)	$ -	$ -	$ 8,036	$ (50)

Given the quality of the investment portfolio (greater than 97% rated AAA), the Company believes that in accordance with Emerging Issues Task Force No. 03-1 and the Company’s investment policy the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements.  Additionally, the Company believes it has the capability to hold the securities to maturity, if necessary.

7.

Loans Held for Sale

At March 31, 2004, $1,232,000 of certain newly originated fixed-rate residential mortgage loans were classified as held for sale, because it is management's intent to sell these residential mortgage loans.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net realized gains on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statements of Operations.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Company has the intent to sell to an outside investor.  Due to the short-term nature of these loan commitments (usually 60 days or less) and the minimal historical dollar amount of commitments outstanding, the corresponding impact on the Company’s financial condition and results of operations has not been material.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Commercial	$ 70,760	$ 75,738
Commercial loans secured
by real estate	208,094	206,204
Real estate – mortgage	198,653	194,605
Consumer	27,098	28,343
Loans	504,605	504,890
Less: Unearned income	2,433	2,926
Loans, net of unearned income	$ 502,172	$ 501,964

Real estate-construction loans comprised 2.2%, and 3.2% of total loans, net of unearned income, at March 31, 2004 and December 31, 2003, respectively.  The Company has no direct credit exposure to foreign countries.

9.

Allowance for Loan Losses and Charge-Off Procedures

As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business.  Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

* a detailed review of all criticized and impaired loans with balances over $250,000 to determine if any specific reserve allocations are required on an individual loan basis.  The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Balance at beginning of period	$11,682	$10,035
Transfer to reserve for unfunded loan commitments	(90)	-
Charge-offs:
Commercial and commercial real estate	(861)	(32)
Residential mortgage	(94)	(151)
Consumer	(100)	(147)
Total charge-offs	(1,055)	(330)
Recoveries:
Commercial and commercial real estate	376	15
Residential mortgage	31	12
Consumer	51	24
Total recoveries	458	51

Net charge-offs	(597)	(279)
Provision for loan losses	384	1,659
Balance at end of period	$ 11,379	$ 11,415

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.48%	0.20%
Annualized provision for loan losses	0.31	1.19
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	2.26	2.06
Total classified loans	$32,345	$35,217

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 27 and 29, respectively.)

10.

Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon:  1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $6,637,000 and $13,232,000 being specifically identified as impaired and a corresponding reserve allocation of $2,584,000 and $2,459,000 at March 31, 2004, and December 31, 2003, respectively.  The average outstanding balance for loans being specifically identified as impaired was $9,935,000 for the three months of 2004 compared to $9,976,000 for the three months of 2003.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired loans during the first three months of 2004 was $89,000, compared to $116,000 for the first three months of 2003.

The following table sets forth the allocation of the allowance for loan losses among various categories.  This allocation is determined using the quarterly process which was discussed above. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

		March 31, 2004		December 31, 2003
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category		Category
	Amount	To Loans	Amount	to Loans
Commercial	$ 1,923	14.1%	$ 2,623	15.0%
Commercial loans secured
by real estate	7,236	41.3	7,120	41.0
Real estate - mortgage	384	39.7	376	38.9
Consumer	803	4.9	853	5.1
Allocation to general risk	1,033	-	710	-
Total	$11,379	100.0%	$11,682	100.0%

Even though residential real estate-mortgage loans comprise approximately 40% of the Company's total loan portfolio, only $384,000 or 3.4% of the total allowance for loan losses is allocated against this loan category.  The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.

At March 31, 2004, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.  The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur.  (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note #9.)

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	March 31,	December 31,
	2004	2003

Non-accrual loans	$ 8,736	$ 10,781
Loans past due 90
days or more	16	98
Other real estate owned	4,730	532
Total non-performing assets	$ 13,482	$ 11,411
Total non-performing assets as a percent
Of loans and loans held for sale, net of
unearned income, and other real estate owned	2.65%	2.26%

(For additional information refer to the "Loan Quality" section in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 29.)

The Company is unaware of any additional loans which are required either to be charged-off or added to the non-performing asset totals disclosed above.  Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

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

	Three Months Ended
	March 31,
	2004	2003
Interest income due in accordance
with original terms	$127	$ 184
Interest income recorded	(13)	(66)
Net reduction in interest income	$114	$ 118

12.

Derivative Hedging Instruments

The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.  The Company uses derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cashflow variability associated with certain variable rate debt by converting the debt to fixed rates.  A summary of the Company’s derivative hedge transactions is as follows:

Fair Value Hedges:

In June 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 6.10% that is callable quarterly with a seven-year maturity.   The Company receives a fixed rate of 2.58% and makes variable rate payments based on 90-day LIBOR.  In December 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 5.89% that is callable quarterly with a six-year maturity.  The Company receives a fixed rate of 5.89% and makes variable rate payments based on 90-day LIBOR plus 246 basis points.  The swaps are carried at their fair values and the carrying amount of the FHLB advances include the change in their fair values since the inception of the hedge.  Because the hedges are considered highly effective, changes in the swap’s fair value exactly offset the corresponding changes in the fair value of the FHLB advances and as a result, the change in fair value does not have any impact on net income.

The following table summarizes the interest rate swap transactions that impacted the Company’s first quarter 2004 performance:

2004
				Fixed	Floating		Decrease
Hedge	Notional	Start	Termination	Rate	Rate	Repricing	in Interest
Type	Amount	Date	Date	Received	Paid	Frequency	Expense

Fair value	$ 50,000,000	6-09-03	9-22-10	2.58%	1.10%	Quarterly	$(179,000)
Fair value	$ 50,000,000	12-11-03	1-11-10	5.89%	3.63%	Quarterly	(291,000)
							$(470,000)

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

13.

Intangible Assets

The Company’s balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposits).  In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) #142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized.  Instead, such intangibles are evaluated for impairment at the reporting unit level each year in the third quarter. Any resulting impairment would be reflected as an operating expense.  The Company’s only intangible, other than goodwill, is its core deposit intangible, which the Company currently believes has a finite life.

During the first quarter of 2003, under SFAS #142 the Company had a triggering event specific to the mortgage banking segment level.  This event was the sale of approximately 69% of its total servicing portfolio.  As a result, the Company reevaluated the $199,000 of goodwill that was allocated to the mortgage banking segment and determined that it was impaired based upon its analysis of the projected future cashflows in this business segment.  The resulting impairment charge eliminated all goodwill allocated to this segment and has been reflected as an operating expense for the three months ended March 31, 2003.  The Company’s remaining goodwill of $9.5 million is allocated to the retail banking segment and was evaluated for impairment on its annual impairment evaluation date.  The result of this evaluation indicated that the Company’s goodwill had no impairment.

As of March 31, 2004, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $13.3 million.  As of December 31, 2003, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $12.9 million.  The weighted average amortization period of the Company’s core deposit intangibles at March 31, 2004, is 4.25 years. Amortization expense for the three months ended March 31, 2004 totaled $358,000. Estimated amortization expense for the remainder of 2004 and the next five years is summarized as follows (in thousands):

Remaining 2004	$ 649
2005	865
2006	865
2007	865
2008	865
2009	252

14.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings consist of the following at March 31, 2004, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 92,762	1.29%

Advances and wholesale repurchase
Agreements	2005	15,000	6.74
	2010	210,000	5.98
	2011 and after	1,054	6.45

Total advances and wholesale		226,054	6.03
repurchase agreements

Total FHLB borrowings		$ 318,816	4.65%

All of the above borrowings bear a fixed rate of interest until the next repricing period, with the only exceptions being the Open Repo Plus advances whose rate can change daily.  All FHLB stock, along with an interest in certain mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been delivered as collateral to the FHLB of Pittsburgh to support these borrowings.

15.

Regulatory Matters

On February 28, 2003, the Company and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (Federal Reserve) and the Pennsylvania Department of Banking (Department).  Under the terms of the MOU, the Company and the Bank cannot declare dividends, the Company may not redeem any of its own stock, and the Company cannot incur any additional debt other than in the ordinary course of business, in each case, without the prior written approval of the Federal Reserve and the Department.  Accordingly, the Board of Directors of the Company cannot reinstate the previously suspended common stock dividend, or reinstitute its stock repurchase program without the concurrence of the Federal Reserve and the Department.  Other provisions of the MOU require the Company and the Bank to: (i) improve credit quality and credit administration practices, (ii) improve data security and disaster recovery procedures, (iii) make periodic reports to the Federal Reserve and the Department regarding compliance with the MOU, and (iv) appoint a committee of independent directors to monitor compliance with the MOU.  The MOU will remain in effect until modified or terminated by the Federal Reserve and the Department.  The Company believes it is in compliance with the MOU.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of December 31, 2003, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 104,532	17.31%	$ 48,320	8.00%	$ 60,401	10.00%
Bank	98,503	16.45	47,893	8.00	59,866	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	86,519	14.32	24,160	4.00	36,240	6.00
Bank	91,020	15.20	23,947	4.00	35,920	6.00

Tier 1 Capital (to Average Assets)
Consolidated	86,519	7.75	44,659	4.00	55,824	5.00
Bank	91,020	8.20	44,394	4.00	55,493	5.00

16.

Segment Results

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures.  The Company's major business units include retail banking, commercial lending, mortgage banking, trust, other fee based businesses and investment/parent (includes leverage program).  The reported results reflect the underlying economics of the business segments.  Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services.  The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment.  The key performance measure the Company focuses on for each business segment is net income contribution.

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

The contribution of the major business segments to the consolidated results of operations for the first three months of 2004 and 2003 were as follows (in thousands, except ratios):

	Three months ended
	March 31, 2004		March 31, 2004
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,189	$ 175	$ 360,535
Commercial lending	1,130	(66)	226,992
Mortgage banking	282	(234)	3,625
Trust	1,288	199	1,303
Other fee based	275	67	2,129
Investment/Parent	1,113	85	504,980
Total	$10,277	$ 226	$1,099,564

	Three months ended
	March 31, 2003		March 31, 2003
	Total revenue (loss)	Net income (loss)	Total assets
Retail banking	$ 7,319	$ 808	$ 380,633
Commercial lending	1,075	(625)	252,281
Mortgage banking	(179)	(1,193)	6,855
Trust	1,283	213	1,838
Other fee based	191	19	2,326
Investment/Parent	953	(17)	546,427
Total	$10,642	$ (795)	$1,190,360

17.

Commitments and Contingent Liabilities

The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers.  These risks derive from commitments to extend credit and standby letters of credit.  The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Company has various outstanding commitments to extend credit approximating $81.7 million and standby letters of credit of $3.6 million as of March 31, 2004.  Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position or results of operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS ("M.D.& A.")

2004 FIRST QUARTER SUMMARY OVERVIEW…The Company’s continued focus on the Turnaround, with an ever-increasing emphasis on our community banking strategy, has characterized the recently completed first quarter of 2004. Our forward-looking community banking emphasis is strengthened by a fourth consecutive profitable quarter.  Our core operations appear to be growing stronger. Examples of this recent strengthening include:

*

 Average loans outstanding ended the quarter at $504 million - or 2% more than the fourth quarter of 2003.

*

Average deposits ended the quarter at $658 million, a modest increase compared to the fourth quarter of 2003, demonstrating the continued loyalty of our core deposit customers.

*

Net interest income totaled $6.2 million - or 6% over the fourth quarter of 2003 and net interest margin increased by 18 basis points over the same period as loan totals grew and mortgage refinancing diminished.

These favorable trends enabled the Company to report net income of $226,000 or $0.02 per share for the first quarter of 2004. This result reverses the loss of $795,000 - or $0.06 per share - reported in the first quarter of 2003. The Board and management believe this represents a good foundation for the year 2004, yet there are areas that continue to require a high degree of vigilance, such as:

*

Non-performing assets continue at a high level with a net increase of $2.1 million compared to the total at December 31, 2003. This increase reflects the beginning of foreclosure proceedings on a hotel within AmeriServ's primary market area.  It is also important to note that the Company is processing the bids for a closed personal care facility near Pittsburgh that was transferred into other real estate owned in the first quarter of 2004. Our intention is to arrange for the facility to operate once again, and to serve the community as soon as possible. This process is proceeding according to plan.

*

Non-interest income suffered a decline as severe winter weather and a slowdown in the refinancing surge reduced the contribution from the residential mortgage area.

*

Interest rates continued to reflect both economic and geopolitical events creating a continuation of margin pressures at the Company and, for that matter, throughout the banking industry.

Considering these varied, and sometimes counterbalancing trends, the Company continued building on our Turnaround. The Board and management are focusing the Company on its future and the leveraging of the Company's core strengths. As is apparent from this report, the Retail Bank and the Commercial Lending Division have joined the Trust Company in adopting a growth agenda. At the same time, the Board and management continue to pursue additional courses of action to further strengthen the company. It is clear that the $35.6 million of Trust Preferred Securities, with an 8.45% annual interest payment, continues to deny the Company needed cash for operations. Additionally, the long-term Federal Home Loan Bank borrowings required carefully planned hedging strategies twice in 2003 to reduce any potentially negative impact. These areas are under constant evaluation for positive solutions.

THREE MONTHS ENDED MARCH 31, 2004 VS. THREE MONTHS ENDED MARCH 31, 2003

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Net income (loss)	$ 226	$ (795)
Diluted earnings (loss) per share	0.02	(0.06)
Return on average equity	1.21%	(4.17)%

 The Company completed its fourth consecutive quarter of profitability by reporting net income for the first quarter of 2004 of $226,000 or $0.02 per diluted share.  This represents significant improvement and a dramatic turnaround from the net loss of $795,000 or $0.06 per share reported in the first quarter of 2003.  A reduced provision for loan losses and lower non-interest expense were the key factors responsible for the increased net income in 2004.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the first quarter of 2004 to the first quarter of 2003 (in thousands, except percentages):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	$ Change	% Change
Interest income	$ 12,919	$ 14,743	$(1,824)	(12.4)%
Interest expense	6,707	8,096	(1,389)	(17.2)
Net interest income	6,212	6,647	(435)	(6.5)
Tax-equivalent adjustment	30	13	17	130.8
Net tax-equivalent interest income	$ 6,242	$ 6,660	$ (418)	(6.3)

Net interest margin	2.39%	2.48%	(0.09)	N/M

N/M - not meaningful

The Company’s net interest income in the first quarter of 2004 decreased by $435,000 from the prior year first quarter due to a reduced level of earning assets and a nine basis point decline in the net interest margin to 2.39%.   Loan portfolio shrinkage experienced during the majority of 2003 was a predominant factor contributing to both the lower level of earning assets and the net interest margin contraction in the first quarter comparisons.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for the first quarter of 2004 decreased by $1.8 million or 12.2% when compared to the same 2003 quarter. This decrease was due to a $19.9 million decline in average earning assets and a 61 basis point drop in the earning asset yield to 4.96%.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 69 basis points to 3.85% while the yield on the total loan portfolio decreased by 36 basis points to 6.10%. Both of these declines reflect the lower interest rate environment as the Federal Reserve reduced the federal funds rate by 550 basis points since 2001 in an effort to stimulate economic growth.  These rate reductions have caused accelerated asset prepayments as borrowers have elected to refinance their higher fixed-rate loans into lower cost loans.  Additionally, floating or variable rate assets have also repriced downward.

The $19.9 million decline in the volume of average earning assets was due to a $61.4 million or 11.0% reduction in average loans outstanding which more than offset growth in both available for sale (AFS) and held to maturity (HTM) investment securities.  The average loan decline in the first quarter of 2004 when compared to the prior year first quarter reflected the heightened prepayment pressures experienced throughout 2003 which occurred in both commercial loans and residential mortgage loans.  The decline in commercial loans was also caused by reduced new loan production as management was inwardly focused on reorganizing its commercial lending division during 2003.  The Company did reverse the trend of net loan portfolio shrinkage during the last quarter of 2003 and modestly grew the loan portfolio during the first quarter of 2004 when compared to the most recent quarter.  The Company anticipates that it will achieve meaningful commercial loan growth in 2004.  This commercial loan growth should lead to a greater composition of loans in the earning asset mix which should contribute to improving net interest income and net interest margin during 2004.

The Company's total interest expense for the first quarter of 2004 decreased by $1.4 million or 17.2% when compared to the same 2003 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $23.9 million or 2.5% lower in the first quarter of 2004 as fewer deposits and borrowings were needed to fund a smaller asset base.

The total cost of funds declined by 55 basis points to 2.84% and was driven down by a reduced cost of both deposits and borrowings.  Specifically, the cost of interest bearing deposits decreased by 38 basis points to 1.85% and the cost of FHLB advances and short-term borrowings declined by 88 basis points to 3.85%.  The reduced deposit cost was caused by lower rates paid particularly for certificates of deposit.  The lower cost of borrowings reflects the downward repricing of maturing FHLB advances to lower current market rates as a result of the previously discussed decline in interest rates and the favorable impact that fair value hedges had on reducing interest expense by $470,000.

The Company’s ratio of FHLB advances and short-term borrowings to total assets averaged 31.4% for the first quarter of 2004 which was comparable with the 31.2% average for the same 2003 quarter.  The total revenue contribution from leveraged assets (including investment security gains and hedging activity) amounted to $989,000 for the first quarter of 2004 compared to $1.1 million for first quarter of 2003.  The Company presently anticipates that the size of the leverage program in 2004 will be comparable with 2003 and approximate $375 million or 32% of total assets.  Longer term the Company would like to reduce the size of its leverage program to 25% of total assets.

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

#

Three Months Ended March 31  (In thousands, except percentages)

		2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 495,728	$ 7,721	6.10%	$ 557,123	$ 9,096	6.46%
Deposits with banks	4,574	8	0.70	7,240	14	0.77
Federal funds sold	226	1	0.92	-	-	-
Investment securities - AFS	514,295	4,948	3.85	481,548	5,430	4.51
Investment securities - HTM	27,466	271	3.95	16,288	216	5.29
Total investment securities	541,761	5,219	3.85	497,836	5,646	4.54
Total interest earning assets/interest income	1,042,289	12,949	4.96	1,062,199	14,756	5.57
Non-interest earning assets:
Cash and due from banks	22,113			23,557
Premises and equipment	10,983			12,477
Other assets	66,455			71,235
Allowance for loan losses	(11,457)			(10,272)
TOTAL ASSETS	$1,130,383			$1,159,196

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 51,838	$ 35	0.27%	$ 50,550	$ 63	0.50%
Savings	105,228	233	0.89	102,116	236	0.94
Money markets	120,430	304	1.02	128,232	350	1.11
Other time	274,241	1,971	2.89	289,213	2,491	3.49
Total interest bearing deposits	551,737	2,543	1.85	570,111	3,140	2.23
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	128,403	415	1.28	93,652	340	1.41
Advances from Federal Home Loan Bank	226,812	2,986	5.29	268,156	3,876	5.86
Guaranteed junior subordinated deferrable interest debentures	35,567	763	8.58	34,500	740	8.58
Total interest bearing liabilities/interest expense	942,519	6,707	2.84	966,419	8,096	3.39
Non-interest bearing liabilities:
Demand deposits	106,344			107,847
Other liabilities	6,379			5,192
Stockholders' equity	75,141			79,738
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,130,383			$1,159,196
Interest rate spread			2.12			2.17
Net interest income/ net interest margin		6,242	2.39%		6,660	2.48%
Tax-equivalent adjustment		(30)			(13)
Net Interest Income		$ 6,212			$ 6,647

…..PROVISION FOR LOAN LOSSES..... The Company’s provision for loan losses totaled $384,000 or 0.31% of total average loans in the first quarter of 2004.  This represented a decrease of $1.3 million from the first quarter 2003 provision of $1.7 million or 1.19% of total average loans.  The actions taken to build the allowance for loan losses in the first quarter of 2003 reflected deterioration in credit quality that was evidenced by a higher level of classified loans and non-performing assets.  Net charge-offs in the first quarter of 2004 totaled $597,000 or 0.48% of total average loans compared to net charge-offs of $279,000 or 0.20% of total average loans in the first quarter of 2003.  The higher net charge-offs in the first quarter of 2004 reflect a $625,000 write-down of a $4.8 million loan on a personal care facility that was discussed in detail in the Company’s annual report on Form 10-K.  The Company took possession of the facility and transferred the property to other real estate owned in the first quarter of 2004.  The Company is currently evaluating bids for the facility and hopes to finalize a sale by the end of the second quarter of 2004.  The Company expects to incur no further loss on this property which currently has a value of $4.2 million.

Classified loans totaled $32.3 million at March 31, 2004; a decrease of $2.8 million or 7.9% from December 31, 2003.  Non-performing assets, however, increased from $11.4 million at December 31, 2003 to $13.5 million at March 31, 2004 due primarily to the beginning of foreclosure proceedings on a $4.3 million commercial mortgage loan on a hotel within the Company’s primary market area.  As a result of the higher level of non-performing assets, the Company’s loan loss reserve coverage of non-performing assets amounted to 85% at March 31, 2004 compared to 103% at December 31, 2003.  The allowance for loan losses as a percentage of total loans was 2.26% at March 31, 2004 compared to 2.32% at December 31, 2003 and 2.06% at March 31, 2003.

  The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Critical Accounting Policies and Estimates section of this MD&A.)

.....NON-INTEREST INCOME..... Non-interest income for the first quarter of 2004 totaled $4.1 million; a $70,000 or 1.8% increase from the first quarter 2003 performance.  Factors contributing to the higher non-interest income in 2004 included:

*  the non-recurrence of a $758,000 loss realized on the sale of approximately 70% of the Company’s mortgage servicing portfolio in the first quarter of 2003. This significant downsizing of the mortgage-servicing asset reduced the level of interest rate risk and earnings volatility of this business on the Company’s financial performance.

* a $341,000 or 26.7% decrease in gains realized on investment security sales in the first quarter of 2004.

* a $133,000 decrease in gains realized on the sale of mortgage loans into the secondary market as a result of reduced mortgage refinancing activity.  This lower level of new mortgage origination activity in the first quarter of 2004 was also the main factor responsible for the $149,000 decrease in other non-interest income.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first quarter of 2004 totaled $9.7 million; a $449,000 or 4.4% decrease from the first quarter 2003 performance. This decline reflects the Company’s continued focus on reducing and containing expenses. Factors contributing to the lower non-interest expense in 2004 included:

* a $226,000 reduction in the impairment charge on mortgage servicing rights due to a significantly smaller mortgage-servicing asset in 2004.

* the Company recognized a $199,000 goodwill impairment loss in the first quarter of 2003 due to the write-off of the goodwill associated with the mortgage banking segment.  There was no such charge in the first quarter of 2004.

* salaries and employee benefits increased by $126,000 or 2.6% due to higher medical insurance costs resulting from premium increases.  These higher health care related costs offset the benefit of reduced salary expense due to six fewer full-time equivalent employees when compared to the first quarter of 2003 and lower incentive compensation expense.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $4,000 or an effective rate of (1.8%) in the first quarter of 2004.  The Company recognized a benefit for income taxes of $342,000 or an effective tax rate of (30.1%) in the first quarter of 2003.  The lower tax benefit in 2004 was due to the Company’s improved earnings performance as the level of tax-free income was relatively consistent between periods.

…..SEGMENT RESULTS.…. Retail banking’s net income contribution was  $175,000 in the first quarter of 2004.  The retail banking net income contribution is down from the prior year first quarter due to reduced net interest income and lower non-interest revenue.  The reduced net interest income reflects the continuing low interest rate environment that has resulted in less benefit provided for low-cost non-maturity deposits such as demand deposits and savings accounts.  The reduced mortgage origination activity is the primary factor causing the reduction in non-interest revenue.

The trust segment’s net income contribution in the first quarter of 2004 amounted to $199,000 which was down $14,000 from the prior year.  The trust segment is focused on continuing to increase the fee revenue generated from union business activities, particularly the ERECT and BUILD Funds, which are collective investment funds for trade union controlled pension fund assets.

The Company has experienced earnings pressure in the mortgage banking segment  which lost $234,000 in the first quarter of 2004.  This loss, however, was reduced significantly from the $1.2 million loss experienced in the first quarter of 2003.  The 2003 loss included a $758,000 loss realized on the sale of 70% of the Company’s mortgage servicing rights, a $366,000 mortgage servicing impairment charge and a $199,000 goodwill impairment loss.  This downsizing of the mortgage servicing asset, however, reduced the size of the mortgage servicing impairment charge in 2004 when compared to the prior year.

The commercial lending segment lost $66,000 in the first quarter of 2004 which represented an improvement from the $625,000 net loss experienced in the first quarter of 2003.   The reduced loss in 2004 was caused by a lower loan loss provision.  The 2004 performance, however, reflects reduced net interest income due to fewer loans outstanding.  The investment/parent segment reported a net income contribution of $85,000 in the first quarter of 2004 compared to a net loss of $17,000 in the first quarter of 2003.  The improved performance was mainly due to an increased net interest income contribution from the investment securities portfolio as a result of a larger portfolio in the first quarter of 2004.

.....BALANCE SHEET.....The Company's total consolidated assets were $1.100 billion at March 31, 2004, compared with $1.148 billion at December 31, 2003, which represents a decrease of $48.3 million or 4.2%. This lower level of assets resulted primarily from a decline in the investment securities portfolio as the Company took advantage of interest rate volatility to position the balance sheet for an expected increase in loans and anticipated higher interest rates.

The Company’s deposits totaled $656.3 million at March 31, 2004, which was $1.8 million or 0.3% higher than December 31, 2003.  Total borrowed funds decreased by $56.9 million as fewer borrowings were needed to fund the investment securities portfolio.  Total stockholders equity increased by $3.5 million from December 31, 2003, to $77.7 million at March 31, 2004 as a result of an increase in accumulated other comprehensive income due to an improved value of the AFS investment securities portfolio.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at March 31, 2004 of 7.75%, compared to a regulatory minimum of 5.0%.  The Company’s book value per share at March 31, 2004 was $5.57.

 .....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2004	2003	2003
Total loan delinquency (past
due 30 to 89 days)	$ 7,308	$14,636	$ 13,988
Total non-accrual loans	8,736	10,781	11,413
Total non-performing assets*	13,482	11,411	11,687
Loan delinquency, as a
percentage of total loans and loans held for sale,
net of unearned income	1.45%	2.91%	2.52%
Non-accrual loans, as a percentage of total loans
and loans held for sale,
net of unearned income	1.74	2.14	2.06
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	2.65	2.26	2.10

     *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

The $7.3 million decline in total loan delinquency between December 31, 2003 and March 31, 2004 was due primarily to the transfer of a $4.3 million commercial mortgage loan on a hotel within the Company’s primary market area into non-accrual status.   The transfer of this loan into non-accrual status was also the main factor responsible for the noted increase in total non-performing assets.  The Company rated this credit as substandard at March 31,2004 and had established an allocation of $1.3 million within the allowance for loan losses for this credit.

This overshadowed the successful work-out of a $500,000 loan to a borrower in the food service industry and a $1.1 million commercial lease to a borrower in the technology industry.  In addition, a commercial loan to a borrower in the paper manufacturing industry was successfully restructured under new ownership and was no longer delinquent at the end of the first quarter of 2004.  Overall, the Company had two loans totaling $6.0 million at March 31, 2004, that have been restructured that involved forgiving a portion of interest or principal on these loans or granting loan rates less than that of the market rate.  The Company had established an allocation of $620,000 within the allowance for loan losses for these restructured loans.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2004	2003	2003
Allowance for loan losses	$11,379	$11,682	$11,415
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	2.26%	2.32%	2.06%
total delinquent loans
(past due 30 to 89 days)	155.71	79.82	81.61
total non-accrual loans	130.25	108.36	100.02
total non-performing assets	84.40	102.37	97.67

Since December 31, 2003, the Company’s loan loss reserve coverage of total non-performing assets declined to 84% due to the previously discussed increase in non-performing assets.  The allowance for loan losses to total loans ratio has decreased modestly to 2.26% since year-end 2003 due to a drop in the size of the loan loss reserve combined with little change in the level of total loans outstanding.

.....LIQUIDITY...... Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $5.7 million from December 31, 2003, to March 31, 2004, due to $51.8 million of cash used by financing activities.  This was partially offset by $1.7 million of cash provided by operating activities and $44.4 million of cash provided by investing activities.  Within investing activities, proceeds from investment security maturities and sales exceeded cash used to purchase new investment securities by $53.1 million.  Cash advanced for new loan fundings and purchases totaled $67.0 million and evenly offset the $67.3 million cash received from loan principal payments and sales.  Within financing activities, payments for maturing certificates of deposit exceeded proceeds from new certificates of deposit by $1.8 million.

The Company used $729,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first quarter of 2004. As a result of the settlement of the inter-company tax position and dividend upstreams from non-bank subsidiaries, the Parent Company has ample cash to continue to make the dividend payment on the trust preferred securities through the second quarter of 2004.  The Company has also developed a contingency cash flow plan that identifies strategies to continue the trust preferred dividend payments in an uninterrupted manner through the end of 2004.  Note that some of these strategies do require regulatory approval.  Intermediate to longer-term, however, the payment of the trust preferred dividend is dependent upon the subsidiary bank maintaining profitability so that it can resume upstreaming dividends to the Parent Company.  As of March 31, 2004, the subsidiary bank had fully recouped the $2.6 million net loss that it had incurred for the 2002 year and had $155,000 of available dividend capacity to the Parent Company.  Under the terms and conditions of the Memorandum Of Understanding (MOU), the Company anticipates that it will approach its primary regulators to request permission to resume dividend upstreams from the bank in the third quarter of 2004.

.....CAPITAL RESOURCES..... The Company continues to be considered well capitalized as the asset leverage ratio was 7.75% and the Tier 1 capital ratio was 14.32% at March 31, 2004.  Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At March 31, 2004, accumulated other comprehensive income amounted to $2.3 million.  Additionally, the Company has generated $358,000 of tangible capital in 2004 due to the amortization of core deposit intangible assets.

The Company exceeds all regulatory capital ratios for each of the periods presented.  Furthermore, both the Company and the Bank are considered “well capitalized” under all applicable FDIC regulations.  The Company anticipates that it will build its capital ratios during 2004 through the retention of earnings.

As a result of the net loss incurred for the year ended December 31, 2002, the Company announced on January 24, 2003 that it suspended its common stock cash dividend.  While the Company has not repurchased any of its own shares since the year 2000, the Company has also suspended its treasury stock repurchase program.  For so long as the Company and the Board of Directors are parties to the Memorandum of Understanding (MOU), reinstatement of either the common stock dividend or the treasury stock repurchase program will require the prior written approval of the Company’s primary regulators – the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.  The Company believes it is in compliance with the requirements of the MOU.

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

Management places primary emphasis on simulation modeling to manage and measure interest rate risk.  The Company's asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/- 7.5% which include interest rate movements of at least 200 basis points.  Under the current historically low interest rate environment, a declining 200 basis point or greater scenario is improbable and therefore is of limited value.  Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates.  The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	2.9%	23.0%
100bp decrease	(10.8)%	(30.4)%

As indicated in the table, the Company’s balance sheet is better positioned for rising interest rates as both of the measurements are positive in the 200 basis point increase scenario.  The market value of portfolio equity increased by 23.0% due to increased value of the Company’s core deposit base.  The Company’s modeling suggests that the Company will experience earnings pressure in a declining interest rate environment.  Negative variability of net interest income and market value of portfolio equity occurred in a 100 basis point downward rate shock and reflects further impairment of the remaining mortgage servicing rights in a falling interest rate environment along with a reduced value for core deposits and a greater liability for fixed rate FHLB advances.  Net interest income in the declining rate forecast was also negatively impacted by the Company’s inability to further reduce certain core deposit costs given the historic lows of current interest rates. Note that the two fair value hedges executed in 2003 helped reduce the Company’s exposure to flat and declining interest rates.

.....CONTRACTURAL OBLIGATIONS…..  The following table presents, as of March 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

		Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(In thousands)
Deposits without stated maturity	$ 382,143	$ -	$ -	$ -	$ 382,143
Certificates of deposit	143,512	79,956	26,268	24,469	274,205
Borrowed funds	92,799	15,082	93	210,842	318,816
Guaranteed junior subordinated deferrable interest debentures	-	-	-	35,567	35,567
Lease commitments	1,200	1,949	916	998	5,063
Total	$ 619,654	$ 96,987	$ 27,277	$ 271,876	$ 1,015,794

.....OFF BALANCE SHEET ARRANGEMENTS….. The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.  At March 31, 2004, the Company had in place $100 million of derivative hedging instruments.

.....CRITICAL ACCOUNTING POLICIES AND ESTIMATES.....The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles and conform to general practices within the banking industry.  Accounting and reporting policies for the allowance for loan losses and mortgage servicing rights are deemed critical because they involve the use of estimates and require significant management judgments.  Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

Account – Allowance for Loan Losses

Balance Sheet Reference – Allowance for Loan Losses

Income Statement Reference – Provision for Loan Losses

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

Account – Mortgage Servicing Rights

Balance Sheet Reference – Mortgage Servicing Rights

Income Statement Reference – Net Mortgage Servicing Fees and Impairment Charge for Mortgage Servicing Rights

Description

The Company recognizes as assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or originations.  Purchased mortgage servicing rights are capitalized at cost.  For loans originated and sold where servicing rights have been retained, the Company allocates the cost of originating the loan to the loan (without the servicing rights) and the servicing rights retained based on their relative fair market values if it is practicable to estimate those fair values.  Where it is not practicable to estimate the fair values, the entire cost of originating the loan is allocated to the loan without the servicing rights.  For purposes of evaluating and measuring impairment, the Company stratifies the rights based on risk characteristics.  If the discounted projected net cash flows of a stratum are less than the carrying amount of the stratum, the stratum is written down to the amount of the discounted projected net cash flows through a valuation account.  This write down is recorded in the line item on the Consolidated Statements of Operations titled Impairment charge for mortgage servicing rights.  The Company has determined that the predominant risk characteristics of its portfolio are loan type and interest rate.  For the purposes of evaluating impairment, the company has stratified its portfolio in 200 basis point tranches by loan type.  Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income.  The value of mortgage servicing rights is subject interest rate and prepayment risk.  It is likely that the value of these assets will decrease if interest rates decline and prepayments occur at greater than the expected rate and conversely the value of servicing increases if interest rates rise and prepayment speeds slow.

.....FORWARD LOOKING STATEMENT.....This Form 10-Q contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results, and prospects, including statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.  These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2004, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls.  There have been no changes in AmeriServ Financial Inc.’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

#

Part II     Other Information

Item 5.     Other Information

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form-10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (b)    Reports on Form 8-K:

On January 27, 2004, the Company filed an 8-K announcing its Fourth Quarter and Full-year 2003 results of operations.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: May 7, 2004	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: May 7, 2004	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

May 5, 2004

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

/s/Allan R. Dennison	/s/Jeffrey A. Stopko
Allan R. Dennison	Jeffrey A. Stopko
President &	Senior Vice President &
Chief Executive Officer	Chief Financial Officer

#

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

AmeriServ Financial, Inc.

Johnstown, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Corporation”) as of March 31, 2004 and 2003, and the related consolidated statements of operations and cash flows for the three-month periods then ended.  These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

May 5, 2004

#

Exhibit 15.1

May 13, 2004

AmeriServ Financial, Inc.

P.O. Box 430

216 Franklin Street

Johnstown, Pennsylvania

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of AmeriServ Financial, Inc. and subsidiaries for the periods ended March 31, 2004 and 2003, as indicated in our report dated May 5, 2004; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated by reference in the following Registration Statements:

Registration Statement No. 33-56604 on From S-3

Registration Statement No. 33-53935 on From S-8

Registration Statement No. 33-55207 on From S-8

Registration Statement No. 33-55211 on From S-8

Registration Statement No. 333-67600 on From S-8

Registration Statement No. 333-50225 on From S-3

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

#

Exhibit 31.1

I, Allan R. Dennison, Chief Executive Officer of AmeriServ Financial, Inc. (ASF), certify that:

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

4.  ASF’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for ASF and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to ASF, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of ASF's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in ASF's internal control over financial reporting that occurred during ASF's most recent fiscal quarter (ASF's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, ASF's internal control over financial reporting; and

5.  ASF's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to ASF's auditors and the audit committee of ASF's board of directors:

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

Date: May 5, 2004	/s/Allan R. Dennison
Allan R. Dennison
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

4.  ASF’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for ASF and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to ASF, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 (b) Evaluated the effectiveness of ASF's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in ASF's internal control over financial reporting that occurred during ASF's most recent fiscal quarter (ASF's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, ASF's internal control over financial reporting; and

5.  ASF's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to ASF's auditors and the audit committee of ASF's board of directors:

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

Date: May 5, 2004	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

#

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

May 5, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

May 5, 2004

#