Form 10-Q
period 2004-06-30
AMERISERV FINANCIAL INC /PA/
filed 2004-08-09
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                         June 30, 2004

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

               Class

        Outstanding at August 2, 2004

Common Stock, par value $2.50

                13,974,778

per share

AmeriServ Financial, Inc.

#

      AmeriServ Financial, Inc.

                                                        CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS
Cash and due from banks	$ 19,446	$ 24,484
Interest bearing deposits	308	289
Investment securities:
Available for sale	540,036	524,573
Held to maturity (market value $40,933 on June 30, 2004, and $28,095 on December 31, 2003)	41,517	28,089
Loans held for sale	1,886	1,423
Loans	500,732	504,890
Less: Unearned income	2,096	2,926
Allowance for loan losses	10,932	11,682
Net loans	487,704	490,282
Premises and equipment, net	10,471	11,141
Accrued income receivable	5,260	4,922
Mortgage servicing rights	1,642	1,718
Goodwill	9,544	9,544
Core deposit intangibles	4,003	4,719
Bank owned life insurance	30,066	29,515
Other assets	26,523	17,187
TOTAL ASSETS	$ 1,178,406	$ 1,147,886

LIABILITIES
Non-interest bearing deposits	$ 108,098	$ 103,982
Interest bearing deposits	562,843	550,615
Total deposits	670,941	654,597

Other short-term borrowings	170,989	144,643
Advances from Federal Home Loan Bank	226,047	231,063
Guaranteed junior subordinated deferrable interest debentures	35,567	34,500
Total borrowed funds	432,603	410,206
Other liabilities	7,649	8,813
TOTAL LIABILITIES	1,111,193	1,073,616

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 18,063,343 shares issued and 13,972,424 outstanding on June 30, 2004; 18,048,518 shares issued and 13,957,599 outstanding on December 31, 2003	45,158	45,121
Treasury stock at cost, 4,090,919 shares for all periods presented	(65,824)	(65,824)
Capital surplus	66,850	66,809
Retained earnings	29,577	29,096
Accumulated other comprehensive loss, net	(8,548)	(932)
TOTAL STOCKHOLDERS' EQUITY	67,213	74,270
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,178,406	$ 1,147,886

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands except per share data)

    Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 7,679	$ 8,595	$ 15,370	$ 17,678
Deposits with banks	7	23	15	37
Federal funds sold	-	-	1	-
Investment securities:
Available for sale	4,570	5,285	9,518	10,715
Held to maturity	366	323	637	539
Total Interest Income	12,622	14,226	25,541	28,969

INTEREST EXPENSE
Deposits	2,529	2,965	5,072	6,105
Federal funds purchased and securities sold under agreements to repurchase	-	9	-	17
Other short-term borrowings	440	372	855	704
Advances from Federal Home Loan Bank	2,977	3,706	5,963	7,582
Guaranteed junior subordinated deferrable interest debentures	763	740	1,526	1,480
Total Interest Expense	6,709	7,792	13,416	15,888

NET INTEREST INCOME	5,913	6,434	12,125	13,081
Provision for loan losses	259	534	643	2,193

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,654	5,900	11,482	10,888

NON-INTEREST INCOME
Trust fees	1,347	1,253	2,614	2,506
Net realized gains on investment securities	111	1,420	1,048	2,698
Net realized gains on loans held for sale	115	221	155	394
Service charges on deposit accounts	716	800	1,446	1,567
Net mortgage servicing fees	47	77	99	148
Bank owned life insurance	276	307	551	605
Loss on sale of mortgage servicing	-	-	-	(758)
Other income	893	1,017	1,657	1,930
Total Non-Interest Income	3,505	5,095	7,570	9,090

NON-INTEREST EXPENSE
Salaries and employee benefits	4,803	4,717	9,718	9,506
Net occupancy expense	699	701	1,456	1,453
Equipment expense	687	750	1,391	1,567
Professional fees	833	1,058	1,637	1,961
Supplies, postage and freight	308	338	625	714
Miscellaneous taxes and insurance	412	403	854	823
FDIC deposit insurance expense	71	26	143	54
Amortization of core deposit intangibles	358	358	716	716
Impairment charge (credit) for mortgage servicing rights	(264)	254	(164)	620
Goodwill impairment loss	-	-	-	199
Other expense	1,049	1,181	2,251	2,293
Total Non-Interest Expense	$ 8,956	$ 9,786	$ 18,627	$ 19,906

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENTS OF OPERATIONS

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

INCOME BEFORE INCOME TAXES	$ 203	$ 1,209	$ 425	$ 72
Provision (benefit) for income taxes	(51)	294	(55)	(48)

NET INCOME	$ 254	$ 915	$ 480	$ 120

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.02	$ 0.07	$ 0.03	$ 0.01
Average shares outstanding	13,969	13,935	13,966	13,929
Diluted:
Net income	$ 0.02	$ 0.07	$ 0.03	$ 0.01
Average shares outstanding	14,024	13,940	14,023	13,934
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes to consolidated financial statements.

      AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Six months ended	Six months ended
	June 30, 2004	June 30, 2003
OPERATING ACTIVITIES
Net income	$ 480	$ 120
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	643	2,193
Depreciation expense	1,048	1,100
Amortization expense of core deposit intangibles	716	716
Goodwill impairment loss	-	199
Amortization expense of mortgage servicing rights	239	477
Impairment (credit) charge for mortgage servicing rights	(164)	620
Net amortization of investment securities	1,224	1,247
Net realized gains on investment securities	(1,048)	(2,698)
Net realized gains on loans held for sale	(155)	(394)
Loss on sale of mortgage servicing rights	-	758
Origination of mortgage loans held for sale	(15,805)	(38,786)
Sales of mortgage loans held for sale	13,456	36,547
Decrease (increase) in accrued income receivable	(338)	564
Decrease in accrued expense payable	(239)	(1,326)
Net (increase) decrease in other assets	(5,785)	2,474
Net increase (decrease) in other liabilities	1,601	(363)
Net cash (used) provided by operating activities	(4,127)	3,448

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(298,831)	(332,842)
Purchases of investment securities and other short-term investments -
held to maturity	(17,050)	(18,221)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	49,322	68,079
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	3,548	1,504
Proceeds from sales of investment securities and
other short-term investments – available for sale	222,227	231,246
Long-term loans originated	(103,567)	(54,195)
Principal collected on long-term loans	84,754	119,053
Loans purchased or participated	(8,526)	(16,535)
Loans sold or participated	31,500	-
Net (increase) decrease in other short-term loans	(185)	1,384
Purchases of premises and equipment	(378)	(433)
Net sale of mortgage servicing rights	-	3,278
Net cash (used) provided by investing activities	(37,186)	2,318

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	208,644	149,579
Payments for maturing certificates of deposit	(201,936)	(158,360)
Net increase in demand and savings deposits	9,636	784
Net increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	26,346	8,343
Net principal repayments of advances from FHLB	(5,016)	(3,767)
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(1,458)	(1,458)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	78	131
Net cash provided (used) by financing activities	36,294	(4,748)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,019)	1,018
CASH AND CASH EQUIVALENTS AT JANUARY 1	24,773	27,174
CASH AND CASH EQUIVALENTS AT JUNE 30	$ 19,754	$ 28,192

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

#

3.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes.  Options to purchase 112,857 and 288,776 shares of common stock were outstanding as of June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

Stock-based Compensation

Employee compensation expense under stock options is reported using the intrinsic value method.  The following pro forma information regarding net income and earnings per share assumes stock options granted subsequent to December 31, 1994, had been accounted for under the fair value method and the estimated fair value of the options is amortized to expense over the vesting period.  Compensation expense, net of related tax, of $19,000 and  $34,000 for the three and six months ended June 30, 2004, and $18,000 and $35,000 for the three and six months ended June 30, 2003, respectively, is included in the pro forma net income as reported below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Reported net income	$254	$915	$480	$120
Pro forma net income	235	897	446	85

Reported earnings per share
Basic	$0.02	$0.07	$0.03	$0.01
Diluted	0.02	0.07	0.03	0.01
Pro forma earnings per share:
Basic	$0.02	$0.06	$0.03	$0.01
Diluted	0.02	0.06	0.03	0.01

4.

Comprehensive Income (Loss)

For the Company, comprehensive income (loss) includes net income and unrealized holding gains and losses from available for sale investment securities.  The changes in other comprehensive income (loss) are reported net of income taxes, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Net income	$ 254	$ 915	$ 480	$ 120

Other comprehensive income (loss), before tax:

Unrealized security gains (losses) arising during period	(16,505)	1,522	(10,669)	201
Less: reclassification adjustment for gains
included in net income	111	1,420	1,048	2,698
Other comprehensive income (loss), before tax:	(16,616)	102	(11,717)	(2,497)
Income tax expense (benefit) related to items
of other comprehensive income	(5,816)	36	(4,101)	(874)
Other comprehensive income (loss), net of tax:	(10,800)	66	(7,616)	(1,623)

Comprehensive income (loss)	$ (10,546)	$ 981	$ (7,136)	$(1,503)

5.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  For the parent company, cash and cash equivalents also include short-term investments.  The Company made $3,165,000 in income tax payments in the first six months of 2004 as compared to $54,000 for the first six months of 2003.  Total interest expense paid amounted to $13,655,000 in 2004's first six months compared to $17,214,000 in the same 2003 period.

6.

Investment Securities

Securities are classified at the time of purchase as investment securities held to maturity if it is management’s intent and the Company has the ability to hold the securities until maturity.  These held to maturity securities are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method.  Alternatively, securities are classified as available for sale if it is management’s intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company’s asset/liability management strategy.  Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements).  These available for sale securities are reported at fair value with unrealized aggregate appreciation/(depreciation) excluded from net income and credited/(charged) to accumulated other comprehensive income (loss) within stockholders' equity on a net of tax basis.  Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation/(depreciation) included in income on a net of tax basis.  The Company presently does not engage in trading activities.  The mark-to-market of the available for sale portfolio does inject more volatility in the book value of equity, but has no impact on regulatory capital.  All purchased investment securities are recorded on settlement date which is not materially different from trade date.  Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

June 30, 2004		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 14,550	$ -	$ (364)	$ 14,186
U.S. Agency	44,580	7	(1,396)	43,191
U.S. Agency mortgage-
backed securities	461,394	24	(11,460)	449,958
Other securities (1)	32,663	38	-	32,701
Total	$ 553,187	$ 69	$ (13,220)	$ 540,036

(1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity (HTM):

June 30, 2004		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,378	$ 13	$ (20)	$ 3,371
U.S. Agency	22,887	-	(370)	22,517
U.S. Agency mortgage-
backed securities	15,252	-	(207)	15,045
Total	$ 41,517	$ 13	$ (597)	$ 40,933

Investment securities available for sale (AFS):

December 31, 2003		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 9,498	$ 131	$ (32)	$ 9,597
U.S. Agency	13,508	3	(33)	13,478
U.S. Agency mortgage-
backed securities	469,086	1,535	(3,051)	467,570
Other securities (1)	33,916	32	(20)	33,928
Total	$ 526,008	$ 1,701	$ (3,136)	$ 524,573

(1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity (HTM):

December 31, 2003		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 1,155	$ 6	$ -	$ 1,161
U.S. Agency	8,096	-	(138)	7,958
U.S. Agency mortgage-
backed securities	18,838	138	-	18,976
Total	$ 28,089	$ 144	$ (138)	$ 28,095

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At June 30, 2004, 98.1% of the portfolio was rated "AAA" as compared to 97.6% of the portfolio at December 31, 2003. Less than 1.0% of the portfolio was rated below "A" or unrated at both June 30, 2004, and December 31, 2003.

The following tables present information concerning investments with unrealized losses as of June 30, 2004 (in thousands):

Investment securities available for sale:

June 30, 2004	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 14,186	$ (364)	$ -	$ -	$ 14,186	$ (364)
U.S. Agency	42,147	(1,396)	-	-	42,147	(1,396)
U.S. Agency mortgage-
backed securities	420,721	(10,733)	18,785	(727)	439,506	(11,460)
Total	$ 477,054	$ (12,493)	$ 18,785	$ (727)	$495,839	$ (13,220)

Investment securities held to maturity:

June 30, 2004	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 1,124	$ (20)	$ -	$ -	$ 1,124	$ (20)
U.S. Agency	14,632	(179)	7,885	(191)	22,517	(370)
U.S. Agency mortgage- backed securities	15,045	(207)	-	-	15,045	(207)
Total	$ 30,801	$ (406)	$ 7,885	$ (191)	$ 38,686	$ (597)

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for debt and equity investments accounted for under the cost method.  Annual disclosures about unrealized losses on available for sale securities that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is effective for our quarter ending September 30, 2004, and the disclosures for cost method investments are effective for our fiscal year ending December 31, 2004. The amount of any other-than-temporary impairment, if any, that may need to be recognized upon our adoption of EITF 03-1 will depend on market conditions and our intent and ability to hold “underwater” investments until value is restored. At June 30, 2004, the total after-tax net unrealized loss on such investments was $8.6 million.  Given the quality of the investment portfolio (greater than 98% rated AAA), the Company believes the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements.

7.

Loans Held for Sale

At June 30, 2004, $1,886,000 of certain newly originated fixed-rate residential mortgage loans were classified as held for sale, because it is management's intent to sell these residential mortgage loans.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net realized gains on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statements of Operations.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Company has the intent to sell to an outside investor.   The historical dollar amount of commitments outstanding has not been material.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Commercial	$ 68,138	$ 75,738
Commercial loans secured
by real estate	212,108	206,204
Real estate – mortgage	196,062	194,605
Consumer	24,424	28,343
Loans	500,732	504,890
Less: Unearned income	2,096	2,926
Loans, net of unearned income	$ 498,636	$ 501,964

Real estate-construction loans comprised 3.1%, and 3.2% of total loans, net of unearned income, at June 30, 2004 and December 31, 2003, respectively.  The Company has no direct credit exposure to foreign countries.

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

The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $250,000 within a 12-month period.  The Company defines classified loans as those loans rated substandard or doubtful.  The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment.  These separate pools are for residential mortgage loans and consumer loans.  Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Balance at beginning of period	$11,379	$11,415	$11,682	$10,035
Transfer to reserve for unfunded loan commitments	(99)	-	(189)	-
Charge-offs:
Commercial and commercial real estate	(220)	-	(1,081)	(2)
Residential mortgage	(25)	-	(119)	(181)
Consumer	(408)	(58)	(508)	(205)
Total charge-offs	(653)	(58)	(1,708)	(388)
Recoveries:
Commercial and commercial real estate	11	2	387	17
Residential mortgage	3	3	34	15
Consumer	32	20	83	44
Total recoveries	46	25	504	76

Net charge-offs	(607)	(33)	(1,204)	(312)
Provision for loan losses	259	534	643	2,193
Balance at end of period	$10,932	$11,916	$10,932	$11,916

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.48%	0.02%	0.48%	0.11%
Annualized provision for loan losses	0.21	0.40	0.26	0.80
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	2.18	2.27	2.18	2.27
Total classified loans	$24,617	$32,776	$24,617	$32,776

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

The Company had loans totaling $14,940,000 and $13,232,000 being specifically identified as impaired and a corresponding reserve allocation of $4,127,000 and $2,459,000 at June 30, 2004, and December 31, 2003, respectively.  The average outstanding balance for loans being specifically identified as impaired was $10,789,000 for the six months of 2004 compared to $11,995,000 for the six months of 2003.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired loans during the first six months of 2004 was $255,000, compared to $233,000 for the first six months of 2003.

The following table sets forth the allocation of the allowance for loan losses among various categories.  This allocation is determined using the quarterly process which was discussed above. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

		June 30, 2004		December 31, 2003
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category		Category
	Amount	To Loans	Amount	To Loans
Commercial	$ 2,123	13.6%	$ 2,623	15.0%
Commercial loans secured
by real estate	6,365	42.4	7,120	41.0
Real estate - mortgage	372	39.5	376	38.9
Consumer	869	4.5	853	5.1
Allocation to general risk	1,203	-	710	-
Total	$10,932	100.0%	$11,682	100.0%

Even though residential real estate-mortgage loans comprise approximately 40% of the Company's total loan portfolio, only $372,000 or 3.4% of the total allowance for loan losses is allocated against this loan category.  The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.

At June 30, 2004, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.  The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur.  (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note #9.)

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	June 30,	December 31,
	2004	2003

Non-accrual loans	$ 7,719	$ 10,781
Loans past due 90
days or more	-	98
Other real estate owned	2,436	532
Total non-performing assets	$ 10,155	$ 11,411
Total non-performing assets as a percent
of loans and loans held for sale, net of
unearned income, and other real estate owned	2.02%	2.26%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income due in accordance
with original terms	$125	$169	$252	$353
Interest income recorded	(4)	(31)	(17)	(97)
Net reduction in interest income	$121	$138	$235	$256

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

Fair Value Hedges:

In June 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 6.10% that is callable quarterly with a September 2010 maturity.   The Company receives a fixed rate of 2.58% and makes variable rate payments based on 90-day LIBOR.  In December 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 5.89% that is callable quarterly with a January 2010 maturity.  The Company receives a fixed rate of 5.89% and makes variable rate payments based on 90-day LIBOR plus 246 basis points.  The swaps are carried at their fair values and the carrying amount of the FHLB advances include the change in their fair values since the inception of the hedge.  Because the hedges are considered highly effective, changes in the swap’s fair value exactly offset the corresponding changes in the fair value of the FHLB advances and as a result, the change in fair value does not have any impact on net income.

The following table summarizes the interest rate swap transactions that impacted the Company’s year to date 2004 performance:

2004
				Fixed	Floating		Decrease
Hedge	Notional	Start	Termination	Rate	Rate	Repricing	In Interest
Type	Amount	Date	Date	Received	Paid	Frequency	Expense

Fair value	$50,000,000	6-09-03	9-22-10	2.58%	1.16%	Quarterly	$(360,000)
Fair value	$50,000,000	12-11-03	1-11-10	5.89%	3.59%	Quarterly	(578,000)
							$(938,000)

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

13.

Intangible Assets

The Company’s balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposits).  In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) #142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized.  Instead, such intangibles are evaluated for impairment at the reporting unit level at least annually in the third quarter. Any resulting impairment would be reflected as an operating expense.  The Company’s only intangible, other than goodwill, is its core deposit intangible, which the Company currently believes has a finite life of approximately four years.

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

As of June 30, 2004, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $13.6 million.  As of December 31, 2003, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $12.9 million.  The weighted average amortization period of the Company’s core deposit intangibles at June 30, 2004, is 4.0 years. Amortization expense for the six months ended June 30, 2004 totaled $716,000. Estimated amortization expense for the remainder of 2004 and the next five years is summarized as follows (in thousands):

Remaining 2004	$ 435
2005	865
2006	865
2007	865
2008	865
2009	108

14.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings consist of the following at June 30, 2004, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 170,989	1.61%

Advances and wholesale repurchase
agreements	2005	15,000	6.74
	2010	210,000	5.98
	2011 and after	1,047	6.45

Total advances and wholesale		226,047	6.03
repurchase agreements

Total FHLB borrowings		$ 397,036	4.13%

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 105,499	16.73%	$ 50,446	8.00%	$ 63,057	10.00%
Bank	99,745	15.95	50,030	8.00	62,537	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	87,246	13.84	25,223	4.00	37,834	6.00
Bank	91,928	14.70	25,015	4.00	37,522	6.00

Tier 1 Capital (to Average Assets)
Consolidated	87,246	7.71	45,280	4.00	56,600	5.00
Bank	91,928	8.17	45,005	4.00	56,257	5.00

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

The contribution of the major business segments to the consolidated results of operations for the three and six months ended June 30, 2004 and 2003 were as follows (in thousands, except ratios):

	Three months ended			Six months ended
	June 30, 2004			June 30, 2004	June 30, 2004
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,138	$ 400	$ 12,327	$ 575	$ 359,290
Commercial lending	1,315	165	2,445	99	228,483
Mortgage banking	294	24	576	(210)	5,599
Trust	1,362	279	2,650	478	1,395
Other fee based	115	45	390	112	2,086
Investment/Parent	194	(659)	1,307	(574)	581,553
Total	$ 9,418	$ 254	$ 19,695	$ 480	$1,178,406

	Three months ended			Six months ended
	June 30, 2003			June 30, 2003	June 30, 2003
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 7,691	$ 1,162	$ 15,010	$ 1,970	$ 374,940
Commercial lending	1,032	21	2,107	(604)	229,447
Mortgage banking	379	(356)	200	(1,549)	4,231
Trust	1,271	207	2,554	420	1,788
Other fee based	129	48	320	67	2,237
Investment/Parent	1,027	(167)	1,980	(184)	554,967
Total	$ 11,529	$ 915	$ 22,171	$ 120	$1,167,610

17.

Commitments and Contingent Liabilities

The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers.  These risks derive from commitments to extend credit and standby letters of credit.  The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Company has various outstanding commitments to extend credit approximating $91.0 million and standby letters of credit of $3.4 million as of June 30, 2004.  Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position or results of operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS ("M.D.& A.")

2004 SECOND QUARTER SUMMARY OVERVIEW…The AmeriServ Turnaround stays on course as the Company continues to implement its community banking strategies.  The recently completed second quarter of 2004 is the Company’s fifth consecutive profitable quarter.  Even more importantly, core operations and other key measures continue to improve as follows:

*     Deposits ended the quarter at $671 million, a 2.2% increase over the first quarter of 2004, reflecting the aggressive sales campaign of the Retail Bank to grow deposits.

*    Loans remained level at $501 million even with the reduction in Non-performing loans.

*    Non-interest income, excluding investment security gains, grew $266,000 over the first quarter of 2004, largely driven by increases in trust revenue and mortgage banking activity over this period.

*    Non-interest expense decreased $351,000 net of impairment charges on mortgage servicing rights.  This is the benefit of continuous efforts to reduce operating expenses.

These key factors resulted in the Company reporting net income of $254,000 or $0.02 per share for the second quarter of 2004 and net income of $480,000 or $0.03 per share for the six month period ended June 30, 2004.  The six-month performance compares favorably to the net income of $120,000 or $0.01 per share reported for the first half of 2003.  These results reflect the foundation being created in the Company that will serve to support our community banking initiatives.  Although progress has been steady many issues require significant attention, such as:

*    Non-performing assets decreased $3.3 million or by 24.7% from the March 31, 2004 level but continue at a high level.  A sales agreement on the personal care facility near Pittsburgh has been executed and a closing should occur in the third quarter.  Negotiations to sell other assets continue and management is optimistic that meaningful progress is being made to further reduce the level of non-performing assets in the near future.

*    Net-interest income has contracted from the first quarter largely because the loan growth has been impeded by a lower volume of new originations and a high level of prepayments.  While the erosion of the loan portfolio has slowed from its rapid prior year pace and has stabilized in 2004, the ability to consistently grow the loan portfolio and shift the Company’s asset mix away from investment securities remains a key strategic challenge.

*   The structural impediments of the $35.6 million of Trust Preferred Securities at 8.45% interest and long-term Federal Home Loan Bank borrowings at nearly 6% continue to interfere with progress.  Management continues to work on strategies to reduce the negative impact of these borrowings on our earnings performance.

The Company is pleased with the ongoing success of the AmeriServ Turnaround, especially in light of the changing interest rate environment.  The Board and Management remain committed to our strategic direction and are pleased to see tangible signs of growth in the Trust Company, Retail Banking and the stabilization of the Commercial Lending portfolio.  Considerable efforts are also being expended on improving asset quality, and Management hopes the positive impact of these efforts should be evident in future quarters.

THREE MONTHS ENDED JUNE 30, 2004 VS. THREE MONTHS ENDED JUNE 30, 2003

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three Months Ended	Three Months Ended
	June 30, 2004	June 30, 2003
Net income	$ 254	$ 915
Diluted earnings per share	0.02	0.07
Return on average equity	1.41%	4.68%

The Company completed its fifth consecutive quarter of profitability by reporting net income for the second quarter of 2004 of $254,000 or $0.02 per diluted share.  This represents a decrease of $661,000 from the reported net income of $915,000 or $0.07 per share in the second quarter of 2003 mainly due to reduced gains on asset sales and lower net interest income.  These negative items were partially mitigated by lower non-interest expense and a reduced provision for loan losses in the second quarter of 2004.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the second quarter of 2004 to the second quarter of 2003 (in thousands, except percentages):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	$ Change	% Change
Interest income	$ 12,622	$ 14,226	$(1,604)	(11.3)%
Interest expense	6,709	7,792	(1,083)	(13.9)
Net interest income	$ 5,913	$ 6,434	$ (521)	(8.1)

Net interest margin	2.25%	2.41%	(0.16)	N/M

N/M - not meaningful

The Company’s net interest income in the second quarter of 2004 decreased by $521,000 from the prior year second quarter due to a reduced level of earning assets and a 16 basis point decline in the net interest margin to 2.25%.   Loan portfolio shrinkage experienced during the majority of 2003, as the lending operation was restructured, was a predominant factor contributing to both the lower level of earning assets and the net interest margin contraction in the second quarter comparisons.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the second quarter of 2004 decreased by $1.6 million or 11.3% when compared to the same 2003 quarter. This decrease was due to a $6.7 million decline in average earning assets and a 57 basis point drop in the earning asset yield to 4.78%.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 66 basis points to 3.56% while the yield on the total loan portfolio decreased by 29 basis points to 6.09%. Both of these declines reflect the lower interest rate environment as the Federal Reserve reduced the federal funds rate by 525 basis points since 2001 in an effort to stimulate economic growth.  These rate reductions have caused accelerated asset prepayments as borrowers have elected to refinance their higher fixed-rate loans into lower cost loans.  Additionally, floating or variable rate assets have also repriced downward.  On June 30, 2004, the Federal Reserve for the first time since 2000 increased the federal funds rate by 25 basis points to 1.25% in a directional change to begin to reduce the monetary stimulus in the economy.  The impact of this action had limited impact on the Company’s performance since it occurred on the final day of the quarter.  The Company’s asset/liability modeling suggests that the Company’s net interest income performance should be positively impacted by gradual rising interest rates.  More immediate substantial interest rate increases or a sharp flattening of the yield curve would negatively impact the Company’s net interest income performance.

The $6.7 million decline in the volume of average earning assets was due to a $30.4 million or 5.8% reduction in average loans outstanding which more than offset growth in both available for sale (AFS) and held to maturity (HTM) investment securities.  The average loan decline in the second quarter of 2004 when compared to the prior year second quarter reflected the heightened prepayment pressures experienced throughout 2003 which occurred in both commercial loans and residential mortgage loans.  The decline in commercial loans was also caused by reduced new loan production as management was inwardly focused on restructuring its commercial lending division during 2003.  The Company did reverse the trend of net loan portfolio shrinkage during the last quarter of 2003 and has stabilized the loan portfolio during the first six months of 2004.  While the Company has generated increased new commercial loan production in the first half of 2004, the effects of heightened pay-offs continue to constrain the size of total loans outstanding.  The Company anticipates that it will achieve commercial loan growth during the second half of 2004.  This commercial loan growth should lead to a greater composition of loans in the earning asset mix which should contribute to improving net interest income and net interest margin during the second half of 2004.

The Company's total interest expense for the second quarter of 2004 decreased by $1.1 million or 13.9% when compared to the same 2003 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $12.7 million lower in the second quarter of 2004 as fewer deposits and borrowings were needed to fund a smaller asset base.

The total cost of funds declined by 42 basis points to 2.80% and was driven down by a reduced cost of both deposits and borrowings.  Specifically, the cost of interest bearing deposits decreased by 28 basis points to 1.82% and the cost of FHLB advances and short-term borrowings declined by 66 basis points to 3.80%.  The reduced deposit cost was caused by lower rates paid particularly for certificates of deposit.  The lower cost of borrowings reflects the downward repricing of maturing FHLB advances to lower current market rates as a result of the previously discussed decline in interest rates and the favorable impact that fair value hedges had on reducing interest expense.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2004 and June 30, 2003 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of approximately 35% is used to compute tax-equivalent yields.

#

Three Months Ended June 30  (In thousands, except percentages)

		2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 495,519	$ 7,708	6.09%	$ 525,935	$ 8,605	6.38%
Deposits with banks	5,117	7	0.59	4,002	23	2.24
Federal funds sold	47	-	0.87	35	-	1.11
Investment securities - AFS	518,530	4,570	3.53	505,431	5,285	4.19
Investment securities - HTM	35,895	366	4.08	26,403	323	4.88
Total investment securities	554,425	4,936	3.56	531,834	5,608	4.22
Total interest earning assets/interest income	1,055,108	12,651	4.78	1,061,806	14,236	5.35
Non-interest earning assets:
Cash and due from banks	21,221			21,533
Premises and equipment	10,580			12,123
Other assets	69,903			69,670
Allowance for loan losses	(11,258)			(11,703)
TOTAL ASSETS	$1,145,554			$1,153,429

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 53,266	$ 37	0.28%	$ 52,491	$ 68	0.52%
Savings	106,627	236	0.89	103,238	241	0.94
Money markets	118,704	298	1.01	124,827	338	1.09
Other time	279,128	1,958	2.82	284,879	2,318	3.26
Total interest bearing deposits	557,725	2,529	1.82	565,435	2,965	2.10
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	134,982	440	1.29	102,264	381	1.47
Advances from Federal Home Loan Bank	226,050	2,977	5.30	264,861	3,706	5.61
Guaranteed junior subordinated deferrable interest debentures	35,567	763	8.58	34,500	740	8.58
Total interest bearing liabilities/interest expense	954,324	6,709	2.80	967,060	7,792	3.22
Non-interest bearing liabilities:
Demand deposits	107,295			104,057
Other liabilities	11,273			3,973
Stockholders' equity	72,662			78,339
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,145,554			$1,153,429
Interest rate spread			1.98			2.13
Net interest income/ net interest margin		5,942	2.25%		6,444	2.41%
Tax-equivalent adjustment		(29)			(10)
Net Interest Income		$ 5,913			$ 6,434

…..PROVISION FOR LOAN LOSSES..... The Company’s provision for loan losses totaled $259,000 or 0.21% of total average loans in the second quarter of 2004.  This represented a decrease of $275,000 from the second quarter 2003 provision of $534,000 or 0.40% of total average loans.  The lower provision for loan losses in 2004 reflects improvements in asset quality most evidenced by lower levels of classified loans and non-performing assets along with a decrease in the size of the commercial loan portfolio.  Net charge-offs in the second quarter of 2004 totaled $607,000 or 0.48% of total average loans compared to net charge-offs of $33,000 or 0.02% of total average loans in the second quarter of 2003.  The higher net charge-offs in the second quarter of 2004, reflect increased charge-offs on previously reserved small business commercial loans and consumer loans.  The consumer loan charge-offs were higher than typical due to the charge-off of a few larger consumer loans.  The Company does not anticipate that this is the beginning of a trend for heightened consumer loan charge-offs and expects they should return to more typical historical levels through the remainder of 2004.

Classified loans (loans rated substandard or doubtful) totaled $24.6 million at June 30, 2004; a decrease of $10.5 million or 29.9% from December 31, 2003.  Non-performing assets decreased from $11.4 million at December 31, 2003 to $10.2 million at June 30, 2004.  As a result of the lower level of non-performing assets, the Company’s loan loss reserve coverage of non-performing assets amounted to 108% at June 30, 2004 compared to 102% at December 31, 2003.  The allowance for loan losses as a percentage of total loans was 2.18% at June 30, 2004 compared to 2.32% at December 31, 2003.

  The Company applies a consistent methodology and procedural discipline to evaluate the adequacy of the allowance for loan losses on a quarterly basis. (See further discussion in Critical Accounting Policies and Estimates section of this MD&A.)

.....NON-INTEREST INCOME..... Non-interest income for the second quarter of 2004 totaled $3.5 million; a $1.6 million or 31.2% decrease from the second quarter 2003 performance.  Factors contributing to the lower non-interest income in 2004 included:

*  a $1.3 million decrease in gains realized on investment security sales due to the higher interest rate environment and steeper yield curve in the second quarter of 2004.

* a $106,000 decrease in gains realized on the sale of mortgage loans into the secondary market as a result of reduced mortgage refinancing activity.  This lower level of new mortgage origination activity in the second quarter of 2004 was also the main factor responsible for the $124,000 decrease in other non-interest income.  The Company anticipates that residential mortgage loan originations will continue to lag the prior year performance through the second half of 2004.

* a $94,000 or 7.5% increase in trust fees due to continued successful union related new business development efforts particularly with the BUILD and ERECT Funds.

.....NON-INTEREST EXPENSE..... Non-interest expense for the second quarter of 2004 totaled $9.0 million; an $830,000 or 8.5% decrease from the second quarter 2003 performance. Factors contributing to the lower non-interest expense in 2004 included:

* the Company recognized a $264,000 impairment reversal on its mortgage servicing rights in the second quarter of 2004 compared to a $254,000 impairment charge in the second quarter of 2003 for a net favorable change of $518,000.  The higher rate environment in place at the end of the second quarter of 2004 and reduced mortgage refinancing activity caused an improvement in value of the Company’s remaining mortgage servicing rights.

* a continued focus on cost control led to a $225,000 reduction in professional fees and a $132,000 decline in other expenses.  Expenses experiencing declines included legal and recruitment fees, business development expenses, and other collection and problem credit work-out related expenses.

Excluding the mortgage servicing impairment line item, non-interest expense is down $312,000 or 3.3%.  This decline reflects the Company’s continued focus on reducing and containing expenses.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $51,000 or an effective rate of (25.1%) in the second quarter of 2004 compared to an income tax provision of $294,000 or an effective rate of 24.3% in the second quarter of 2003.  The reduced tax expense in the second quarter of 2004 was driven by a $1 million reduction in pre-tax earnings between periods.

SIX MONTHS ENDED JUNE 30, 2004 VS. SIX MONTHS ENDED JUNE 30, 2003

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Net income	$ 480	$ 120
Diluted earnings per share	0.03	0.01
Return on average equity	1.31%	0.31%

The completion of the Company’s fifth consecutive quarter of profitability caused improved financial performance for the six-month period ended June 30, 2004.    Specifically, net income totaled $480,000 or $0.03 per share for the six months ended June 30, 2004 an improvement of $360,000 or $0.02 per share over the net income of $120,000 or $0.01 per share reported in the first six months of 2003.  A reduced provision for loan losses and lower non-interest expense were the key factors responsible for the increased net income in 2004 which were partially offset by lower revenues.

.....NET INTEREST INCOME AND MARGIN.....The following table compares the Company's net interest income performance for the first six months of 2004 to the first six months of 2003 (in thousands, except percentages):

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	$ Change	% Change
Interest income	$ 25,541	$ 28,969	$(3,428)	(11.8)%
Interest expense	13,416	15,888	(2,472)	(15.6)
Net interest income	$ 12,125	$ 13,081	$ (956)	(7.3)

Net interest margin	2.32%	2.45%	(0.13)	N/M

N/M - not meaningful

The Company’s net interest income in the first six months of 2004 decreased by $956,000 or 7.3% from the same prior year period due to a $13.3 million reduction in the level of earning assets and a 13 basis point decline in the net interest margin to 2.32%.   The previously discussed loan portfolio shrinkage experienced in 2003 was the predominant factor contributing to both the lower level of earning assets and the net interest margin contraction.  Additionally, the net interest margin compression also reflects increased mortgage-related cash flows in the investment securities portfolio. This has reduced the securities portfolio yield due in part to the reinvestment of this cash into new shorter duration securities with lower yields.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the first six months of 2004 decreased by $3.4 million or 11.8% when compared to the same 2003 period. This decrease was due to a $13.3 million decline in earning assets and a 59 basis point drop in the earning asset yield to 4.87%.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 66 basis points to 3.71% while the yield on the total loan portfolio decreased by 32 basis points to 6.10%.  Both of these declines reflect the lower interest rate environment in place through the majority of 2003 and 2004 which has caused the downward repricing of floating rate assets and the reinvestment of cash received on higher yielding prepaying assets into assets with lower interest rates.

The $13.3 million decline in the volume of average earning assets was due to a $45.9 million or 8.5% reduction in average loans outstanding which more than offset growth of $33.3 million in investment securities.  The reasons for the decline in loans were previously discussed in the quarterly section of this MD&A.  Loan totals were also impacted by the Company’s decision to sell approximately $14 million or 40% of the new residential mortgage loan production into the secondary market for interest rate risk management purposes.

The Company's total interest expense for the first six months of 2004 decreased by $2.5 million or 15.6% when compared to the same 2003 period.  This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $18.3 million lower in the first half of 2004 as fewer liabilities were needed to fund a smaller asset base.

The total cost of funds declined by 49 basis points to 2.82% and was driven down by a reduced cost of both deposits and borrowings.  Specifically, the cost of interest bearing deposits decreased by 33 basis points to 1.84% and the cost of FHLB advances and short-term borrowings declined by 77 basis points to 3.82%.  The reduced deposit cost was caused by lower rates paid for all deposit products.  The lower cost of borrowings reflects the downward repricing of maturing FHLB advances to lower current market rates and the favorable impact that fair value hedges had on reducing interest expense by $938,000 during the six-month period ended June 30, 2004.

The Company’s ratio of FHLB advances and short-term borrowings to total assets averaged 31.5% for both the first six months of 2004 and the first six months of 2003.  The total revenue contribution from leveraged assets (including investment security gains and hedging activity) amounted to $951,000 for the first six months of 2004 compared to $2.3 million for the first half of 2003.  The Company presently anticipates that the size of the leverage program in 2004 will be comparable with 2003 and approximate $370 million or 32% of total assets.  Longer term the Company plans to reduce the size of its leverage program to 25% of total assets.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six-month periods ended June 30, 2004 and June 30, 2003.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 25.

#

Six Months Ended June 30  (In thousands, except percentages)

		2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 495,623	$ 15,429	6.10%	$ 541,528	$ 17,701	6.42%
Deposits with banks	4,845	15	0.64	5,621	37	1.29
Federal funds sold	137	1	0.91	18	-	1.12
Investment securities - AFS	516,412	9,518	3.69	493,491	10,715	4.34
Investment securities - HTM	31,681	637	4.06	21,345	539	5.09
Total investment securities	548,093	10,155	3.71	514,836	11,254	4.37
Total interest earning assets/interest income	1,048,698	25,600	4.87	1,062,003	28,992	5.46
Non-interest earning assets:
Cash and due from banks	21,667			22,545
Premises and equipment	10,781			12,300
Other assets	68,181			70,453
Allowance for loan losses	(11,358)			(10,988)
TOTAL ASSETS	$1,137,969			$1,156,313

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 52,552	$ 72	0.28%	$ 51,520	$ 131	0.51%
Savings	105,928	469	0.89	102,678	477	0.94
Money markets	119,567	602	1.01	126,529	688	1.10
Other time	276,684	3,929	2.86	287,046	4,809	3.38
Total interest bearing deposits	554,731	5,072	1.84	567,773	6,105	2.17
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	131,693	855	1.28	97,958	721	1.46
Advances from Federal Home Loan Bank	226,430	5,963	5.30	266,509	7,582	5.74
Guaranteed junior subordinated deferrable interest debentures	35,567	1,526	8.58	34,500	1,480	8.58
Total interest bearing liabilities/interest expense	948,421	13,416	2.82	966,740	15,888	3.31
Non-interest bearing liabilities:
Demand deposits	106,820			105,952
Other liabilities	8,826			4,582
Stockholders' equity	73,902			79,039
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,137,969			$1,156,313
Interest rate spread			2.05			2.15
Net interest income/ net interest margin		12,184	2.32%		13,104	2.45%
Tax-equivalent adjustment		(59)			(23)
Net Interest Income		$ 12,125			$ 13,081

…..PROVISION FOR LOAN LOSSES..... The Company’s provision for loan losses totaled $643,000 or 0.26% of total loans in the first six months of 2004.  This represented a decrease of $1.6 million from the first six months 2003 provision of $2.2 million or 0.80% of total loans.  Net charge-offs in the first half of 2004 totaled $1.2 million or 0.48% of total average loans compared to net charge-offs of $312,000 or 0.11% of total average loans in the first half of 2003.  The higher net charge-offs in the first six months of 2004 reflect a $625,000 write-down of a $4.8 million loan on a personal care facility that was discussed in detail in the Company’s annual report on Form 10-K.  The Company took possession of the facility and transferred the property to other real estate owned in the first quarter of 2004.  The Company received $2.2 million of the government deficiency guarantee in the second quarter that was used to reduce the value of the property.  A sales agreement has been executed on the personal care facility and a closing will occur in the third quarter of 2004.  The Company will incur no further loss on this property and recover a portion of the loss already realized in the form of a gain generated on the sale of this other real estate owned property.

Overall, as a result of the net charge-offs exceeding the provision, the balance in the allowance for loan losses decreased by $750,000 during the first half of the year to total $10.9 million at June 30, 2004.  This decline in the balance of the allowance for loan losses largely reflects the improvement in the Company’s asset quality in 2004.

.....NON-INTEREST INCOME..... Non-interest income for the first six months of 2004 totaled $7.6 million, a $1.5 million or 16.7% decrease from the first six months of 2003 performance.  Factors contributing to the lower non-interest income in 2004 included:

* a $1.7 million decrease in gains realized on investment security sales due to the higher interest rate environment and steeper yield curve in the second quarter of 2004.

* a $239,000 decrease in gains realized on the sale of mortgage loans into the secondary market as a result of reduced mortgage refinancing activity.  This lower level of new mortgage origination activity in the first half of 2004 was also the main factor responsible for the $273,000 decrease in other non-interest income.

* the non-recurrence of a $758,000 loss realized on the sale of approximately 69% of the Company’s mortgage servicing portfolio in the first quarter of 2003.  This significant downsizing of the mortgage servicing asset reduced the level of interest rate risk and earnings volatility of this business on the Company’s overall financial performance.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first six months of 2004 totaled $18.6 million, a $1.3 million or 6.4% decrease from the first six months of 2003 performance. Factors contributing to the lower non-interest expense in 2004 included:

* the Company recognized a $164,000 impairment reversal on its mortgage servicing rights in the first half of 2004 compared to a $620,000 impairment charge in the first half of 2003 for a net favorable change of $784,000.  The higher rate environment in place at the end of the second quarter of 2004 and reduced mortgage refinancing activity caused an improvement in value of the Company’s remaining mortgage servicing rights.

* the Company recognized a $199,000 goodwill impairment loss in the first quarter of 2003 due to the write-off of the goodwill associated with the mortgage banking segment.  There was no such charge in the first half of 2004.

* salaries and employee benefits increased by $212,000 or 2.2% due to higher medical insurance costs resulting from premium increases.  These higher health care related costs offset the benefit of reduced salary expense due to nine fewer average full-time equivalent employees when compared to the first half of 2004 and lower incentive compensation expense.

* a continued focus on cost control led to a $324,000 reduction in professional fees and a $176,000 decline in equipment expenses.

Excluding the impairment related expenses, non-interest expense is down $296,000 or 1.6%.  This decline reflects the Company’s continued focus on reducing and containing expenses.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $55,000 or an effective rate of (12.9%) in the first half of 2004.  The 2004 tax benefit is slightly higher than the $48,000 benefit recognized in the first six months of 2003 due primarily to a higher level of tax-free loan revenue in 2004.  The Company continues to derive its largest tax-free income from bank owned life insurance.

…..SEGMENT RESULTS.…. Retail banking’s net income contribution was $575,000 in the first six months of 2004.  The retail banking net income contribution is down from the same prior year period due to reduced net interest income and lower non-interest revenue.  The reduced net interest income reflects the low interest rate environment that has resulted in less benefit provided for low-cost non-maturity deposits such as demand deposits and savings accounts.  The reduced mortgage origination activity and fewer deposit overdraft fees are the primary factors causing the reduction in non-interest revenue.

The trust segment’s net income contribution in the first half of 2004 amounted to $478,000 which was up $58,000 from the prior year due to a combination of increased revenue and lower non-interest expense.  The trust segment is focused on continuing to increase the fee revenue generated from union business activities, particularly the ERECT and BUILD Funds, which are collective investment funds for trade union controlled pension fund assets.

The Company has experienced earnings pressure in the mortgage-banking segment which lost $210,000 in the first six months of 2004.  This loss, however, was reduced significantly from the $1.5 million loss experienced in the first six months of 2003.  The 2003 loss included a $758,000 loss realized on the sale of 69% of the Company’s mortgage servicing rights, a $620,000 mortgage servicing impairment charge and a $199,000 goodwill impairment loss.  The better performance in 2004 reflects the non-recurrence of the loss on the sale of the servicing rights and the goodwill impairment loss.  Additionally, reduced mortgage refinancing activity and a higher interest rate environment has caused a favorable $164,000 increase in the value of the Company’s remaining mortgage servicing rights in the second quarter of 2004.

The commercial lending segment returned to profitability in the first six months of 2004 by generating net income of $99,000 compared to a $604,000 net loss experienced in the first half of 2003.   The improved performance in 2004 was caused by a lower loan loss provision.  The 2004 performance, however, reflects reduced net interest income due to fewer average loans outstanding.

The investment/parent segment reported a net loss of $574,000 in the first six months of 2004 which was greater than the net loss of $184,000 in the first half of 2003.  The reduced performance in 2004 was mainly due to a $1.7 million reduction in gains realized on investment security sales.

.....BALANCE SHEET.....The Company's total consolidated assets were $1.178 billion at June 30, 2004, compared with $1.148 billion at December 31, 2003, which represents an increase of $30 million or 2.7%. This higher level of assets resulted primarily from growth in the investment securities portfolio that was funded with both deposits and borrowings.  The Company’s loans totaled $501 million at June 30, 2004 which was down modestly from the December 31, 2003 total of $503 million.

The Company’s deposits totaled $671 million at June 30, 2004, which was $16 million or 2.5% higher than December 31, 2003 due to the success of the retail bank’s strategic focus on growing deposits.  Total borrowed funds increased by $22 million as the Company was more fully invested at June 30, 2004.  Total stockholders’ equity decreased by $7 million from December 31, 2003, to $67 million at June 30, 2004 as a result of a decrease in accumulated other comprehensive income due to a reduced value of the AFS investment securities portfolio.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at June 30, 2004 of 7.71%, compared to a regulatory minimum of 5.0%.  The Company’s book value per share at June 30, 2004 was $4.81.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2004	2003	2003
Total loan delinquency (past
due 30 to 89 days)	$ 3,148	$14,636	$ 8,192
Total non-accrual loans	7,719	10,781	9,872
Total non-performing assets*	10,155	11,411	10,163
Loan delinquency, as a
percentage of total loans and loans held for sale,
net of unearned income	0.63%	2.91%	1.56%
Non-accrual loans, as a percentage of total loans
and loans held for sale,
net of unearned income	1.54	2.14	1.88
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	2.02	2.26	1.93

     *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

Each of the Company’s loan quality metrics displayed in the above table demonstrated improvement since December 31, 2003.  Total loan delinquency declined by $11.5 million from year-end 2003 primarily due to successful workout and collection efforts.  Non-accrual and non-performing asset levels also declined from December 31, 2003, despite the transfer of a $4.3 million commercial mortgage loan on a hotel within the Company’s primary market area into non-accrual status.  The Company rated this credit as substandard at June 30, 2004 and had established an allocation of $1.7 million within the allowance for loan losses for this credit as a result of the Company’s plan to proceed forward with a foreclosure later in 2004.  The Company also strengthened specific allocations on two other performing hotel loans during the second quarter of 2004 due to operating difficulties these hotels are experiencing.

Some positive results included the successful work-out of a $500,000 loan to a borrower in the food service industry and a $1.1 million commercial lease to a borrower in the technology industry.  The Company also received $2.2 million of the government deficiency guarantee on the personal care facility that was used to reduce the value of non-performing assets.  In addition, a commercial loan to a borrower in the paper manufacturing industry was successfully restructured under new ownership and was no longer delinquent at the end of the first quarter of 2004.  Overall, the Company had three loans totaling $5.7 million at June 30, 2004, that have been restructured that involved forgiving a portion of interest or principal on these loans or granting loan rates less than that of the market rate.  The Company had established an allocation of $602,000 within the allowance for loan losses for these restructured loans.

While the Company is pleased with this early improvement in asset quality, it continues to closely monitor the portfolio given its existing level of non-performing assets and problem credits.  The continued high levels of non-performing assets, classified loans, the number of relatively large sized commercial loans within the portfolio, and the lack of seasoning of recent new loan production are some of the factors that the Company considered in maintaining a $1.2 million general unallocated reserve within the allowance for loan losses at June 30, 2004.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2004	2003	2003
Allowance for loan losses	$10,932	$11,682	$11,916
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	2.18%	2.32%	2.27%
total delinquent loans
(past due 30 to 89 days)	347.27	79.82	145.46
total non-accrual loans	141.62	108.36	120.71
total non-performing assets	107.65	102.37	117.25

Since December 31, 2003, the Company’s loan loss reserve coverage of total non-performing assets increased to 108% due to the previously discussed decrease in non-performing assets.  The allowance for loan losses to total loans ratio has decreased to 2.18% since year-end 2003 due to a drop in the size of the loan loss reserve combined with an end to the erosion in the level of total loans outstanding.

.....LIQUIDITY...... Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $5.0 million from December 31, 2003, to June 30, 2004, due to $4.1 million of cash used by operating activities and $37.2 million of cash used by investing activities.  This was partially offset by $36.3 million of cash provided by financing activities.  Within investing activities, purchases of investment securities exceeded cash provided by maturities and sales by $40.8 million.  Cash advanced for new loan fundings and purchases totaled $112.1 million and was $4.2 million less than the $116.3 million of cash received from loan principal payments and sales.  Within financing activities, proceeds from new certificates of deposit exceeded payments for maturing certificates of deposit by $6.7 million.  Growth of demand and savings deposits provided $9.6 million of cash.

The Company used $1.5 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first half of 2004.  As a result of dividend upstreams from non-bank subsidiaries and the settlement of the inter-company tax position, the Parent Company will have ample cash to continue to make the dividend payment on the trust preferred securities through the third quarter of 2004.  The Company has also developed a contingency cash flow plan that identifies strategies to continue the trust preferred dividend payments in an uninterrupted manner through the end of 2004.  Note that some of these strategies do require regulatory approval.  Intermediate to longer-term, however, the payment of the trust preferred dividend is dependent upon the subsidiary bank maintaining profitability so that it can resume upstreaming dividends to the Parent Company.  As of June 30, 2004, the subsidiary bank had fully recouped the $2.6 million net loss that it had incurred for the 2002 year and had $721,000 of available dividend capacity to the Parent Company.  Under the terms and conditions of the Memorandum Of Understanding (MOU), the Bank cannot upstream dividends to the Company without the prior written approval of the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

.....CAPITAL RESOURCES..... The Company continues to be considered well capitalized as the asset leverage ratio was 7.71% and the Tier 1 capital ratio was 13.84% at June 30, 2004.  Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At June 30, 2004, accumulated other comprehensive income (loss) amounted to ($8.5) million.  Additionally, the Company has generated $716,000 of tangible capital in 2004 due to the amortization of core deposit intangible assets.

The Company exceeds all regulatory capital ratios for each of the periods presented.  Furthermore, both the Company and the Bank are considered “well capitalized” under all applicable FDIC regulations.  The Company anticipates that it will build its capital ratios during 2004.

As a result of the net loss incurred for the year ended December 31, 2002, the Company announced on January 24, 2003 that it suspended its common stock cash dividend.  While the Company has not repurchased any of its own shares since the year 2000, the Company has also suspended its treasury stock repurchase program.  For so long as the Company and the Board of Directors are parties to the MOU, reinstatement of either the common stock dividend or the treasury stock repurchase program will require the prior written approval of the Company’s primary regulators – the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.  The Company believes it is in compliance with the requirements of the MOU.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	(5.9)%	9.6%
100bp decrease	0.1%	(18.5)%

As indicated in the table, the market value of portfolio equity increased by 9.6% in a 200 basis point upward rate shock due to increased value of the Company’s core deposit base.  Variability of net interest income is negative in the 200 basis point upward rate shock due to the immediate repricing of certain short-term borrowings and less benefit provided from existing cash flow hedges.  Note the Company’s income statement is better positioned for a gradual rising interest rate scenario.  The Company’s modeling suggests that the Company will experience little change in net interest income in a 100 basis point downward interest rate shock.  Note that the two fair value hedges executed in 2003 helped reduce the Company’s exposure to flat and declining interest rates.  Negative variability of market value of portfolio equity occurred in a 100 basis point downward rate shock and reflects further impairment of the remaining mortgage servicing rights in a falling interest rate environment along with a reduced value for core deposits and a greater liability for fixed-rate FHLB advances.

.....CONTRACTURAL OBLIGATIONS…..  The following table presents, as of June 30, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

		Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(In thousands)
Deposits without stated maturity	$ 387,156	$ -	$ -	$ -	$ 387,156
Certificates of deposit	160,376	74,288	24,565	24,556	283,785
Borrowed funds	171,026	15,083	95	210,832	397,036
Guaranteed junior subordinated deferrable interest debentures	-	-	-	35,567	35,567
Lease commitments	1,277	1,984	916	998	5,175
Total	$ 719,835	$ 91,355	$ 25,576	$ 271,953	$ 1,108,719

.....OFF BALANCE SHEET ARRANGEMENTS….. The Company may use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.  At June 30, 2004, the Company had in place $100 million of derivative hedging instruments.

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

.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2004, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic filings under the Exchange Act.

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

#

Part II     Other Information

Item 4.    Submission of matters to a vote of Security Holders

The annual meeting of the shareholders of AMERISERV FINANCIAL, Inc. was held on April 27, 2004.  The result of the item submitted for a vote was as follows:

	Number of Votes	% of Total
	Cast for Class III	Outstanding
	Director	Shares Voted

Daniel R. DeVos	11,610,674	83.2
James C. Dewar	11,591,879	83.0
Bruce E. Duke, III, M.D.	11,610,416	83.2
Craig G. Ford	11,301,840	80.9
Kim W. Kunkle	11,584,530	83.0

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

     (b)    Reports on Form 8-K:

On April 20, 2004, the Company filed an 8-K announcing its First Quarter 2004 results of operations.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: August 9, 2004	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: August 9, 2004	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

#

STATEMENT OF MANAGEMENT RESPONSIBILITY

August 9, 2004

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

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AmeriServ Financial, Inc.
Johnstown, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Corporation”) as of June 30, 2004, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003.  These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Corporation as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs concerning the adoption of the Statement of Financial Accounting Standards No. 142. “Goodwill and Other Intangible Assets” and the Corporation’s prior period restatement to reduce its deferred income tax liabilities and to increase its retained earnings.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

August 9, 2004

#

Exhibit 15.1

August 9, 2004

AmeriServ Financial, Inc.

P.O. Box 430

216 Franklin Street

Johnstown, Pennsylvania

We have made a review, in accordance with standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim financial information of AmeriServ Financial, Inc. and subsidiaries for the periods ended June 30, 2004 and 2003, as indicated in our report dated August 9, 2004, respectively; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference in the following Registration Statements:

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

Date: August 9, 2004	/s/Allan R. Dennison
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

Date: August 9, 2004	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

#

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

August 9, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

August 9, 2004

#