Form 10-Q
period 2004-09-30
AMERISERV FINANCIAL INC /PA/
filed 2004-11-09
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                   September 30, 2004

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

               Class

        Outstanding at November 1, 2004

Common Stock, par value $2.50

                16,776,682

per share

AmeriServ Financial, Inc.

#

      AmeriServ Financial, Inc.

                                                        CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS
Cash and due from banks	$ 21,705	$ 24,484
Interest bearing deposits	421	289
Investment securities:
Available for sale	448,507	524,573
Held to maturity (market value $40,335 on September 30, 2004, and $28,095 on December 31, 2003)	40,110	28,089
Loans held for sale	965	1,423
Loans	507,463	504,890
Less: Unearned income	1,877	2,926
Allowance for loan losses	9,827	11,682
Net loans	495,759	490,282
Premises and equipment, net	10,195	11,141
Accrued income receivable	4,987	4,922
Mortgage servicing rights	1,395	1,718
Goodwill	9,544	9,544
Core deposit intangibles	3,785	4,719
Bank owned life insurance	30,345	29,515
Other assets	21,131	17,187
TOTAL ASSETS	$ 1,088,849	$ 1,147,886

LIABILITIES
Non-interest bearing deposits	$ 103,178	$ 103,982
Interest bearing deposits	555,998	550,615
Total deposits	659,176	654,597

Other short-term borrowings	87,000	144,643
Advances from Federal Home Loan Bank	226,035	231,063
Guaranteed junior subordinated deferrable interest debentures	35,567	34,500
Total borrowed funds	348,602	410,206
Other liabilities	7,600	8,813
TOTAL LIABILITIES	1,015,378	1,073,616

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 18,069,645 shares issued and 13,978,726 outstanding on September 30, 2004; 18,048,518 shares issued and 13,957,599 outstanding on December 31, 2003	45,174	45,121
Treasury stock at cost, 4,090,919 shares for all periods presented	(65,824)	(65,824)
Capital surplus	66,867	66,809
Retained earnings	30,318	29,096
Accumulated other comprehensive loss, net	(3,064)	(932)
TOTAL STOCKHOLDERS' EQUITY	73,471	74,270
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,088,849	$ 1,147,886

See accompanying notes to consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands except per share data)

    Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 7,346	$ 8,044	$ 22,716	$ 25,722
Deposits with banks	9	9	24	46
Federal funds sold	-	-	1	-
Investment securities:
Available for sale	4,909	4,745	14,427	15,460
Held to maturity	434	281	1,071	820
Total Interest Income	12,698	13,079	38,239	42,048

INTEREST EXPENSE
Deposits	2,628	2,765	7,700	8,870
Federal funds purchased and securities sold under agreements to repurchase	-	8	-	25
Other short-term borrowings	542	323	1,397	1,027
Advances from Federal Home Loan Bank	3,113	3,547	9,076	11,129
Guaranteed junior subordinated deferrable interest debentures	763	740	2,289	2,220
Total Interest Expense	7,046	7,383	20,462	23,271

NET INTEREST INCOME	5,652	5,696	17,777	18,777
Provision for loan losses	-	384	643	2,577

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,652	5,312	17,134	16,200

NON-INTEREST INCOME
Trust fees	1,377	1,254	3,991	3,760
Net realized gains on investment securities	228	402	1,276	3,100
Net realized gains on loans held for sale	108	165	263	559
Service charges on deposit accounts	692	812	2,138	2,379
Net mortgage servicing fees	40	55	139	203
Bank owned life insurance	279	305	830	910
Loss on sale of mortgage servicing	-	-	-	(758)
Other income	1,452	989	3,109	2,919
Total Non-Interest Income	4,176	3,982	11,746	13,072

NON-INTEREST EXPENSE
Salaries and employee benefits	4,893	4,729	14,611	14,235
Net occupancy expense	665	682	2,121	2,135
Equipment expense	672	692	2,063	2,259
Professional fees	1,099	951	2,736	2,912
Supplies, postage and freight	333	326	958	1,040
Miscellaneous taxes and insurance	414	398	1,268	1,221
FDIC deposit insurance expense	72	75	215	129
Amortization of core deposit intangibles	218	358	934	1,074
Impairment charge (credit) for mortgage servicing rights	138	(230)	(26)	390
Goodwill impairment loss	-	-	-	199
Other expense	1,047	1,131	3,298	3,424
Total Non-Interest Expense	$ 9,551	$ 9,112	$ 28,178	$ 29,018

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENTS OF OPERATIONS

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

INCOME BEFORE INCOME TAXES	$ 277	$ 182	$ 702	$ 254
Benefit for income taxes	(465)	(67)	(520)	(115)

NET INCOME	$ 742	$ 249	$ 1,222	$ 369

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.05	$ 0.02	$ 0.09	$ 0.03
Average shares outstanding	13,976	13,946	13,969	13,935
Diluted:
Net income	$ 0.05	$ 0.02	$ 0.09	$ 0.03
Average shares outstanding	14,010	13,955	14,019	13,941
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes to consolidated financial statements.

      AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003
OPERATING ACTIVITIES
Net income	$ 1,222	$ 369
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	643	2,577
Depreciation expense	1,505	1,606
Amortization expense of core deposit intangibles	934	1,074
Goodwill impairment loss	-	199
Amortization expense of mortgage servicing rights	349	632
Impairment (credit) charge for mortgage servicing rights	(26)	390
Net amortization of investment securities	1,775	2,385
Net realized gains on investment securities	(1,276)	(3,100)
Net realized gains on loans held for sale	(263)	(559)
Loss on sale of mortgage servicing rights	-	758
Origination of mortgage loans held for sale	(22,643)	(55,670)
Sales of mortgage loans held for sale	22,136	55,003
Decrease (increase) in accrued income receivable	(65)	814
Decrease in accrued expense payable	(114)	(1,585)
Net (increase) decrease in other assets	(3,626)	4,765
Net increase (decrease) in other liabilities	2,155	(2,075)
Net cash provided by operating activities	2,706	7,583

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(303,611)	(508,192)
Purchases of investment securities and other short-term investments -
held to maturity	(17,050)	(18,221)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	69,125	119,475
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	4,915	4,949
Proceeds from sales of investment securities and
other short-term investments – available for sale	306,887	322,492
Long-term loans originated	(149,960)	(60,463)
Principal collected on long-term loans	116,235	151,968
Loans purchased or participated	(2,529)	(16,315)
Loans sold or participated	31,500	-
Net (increase) decrease in other short-term loans	(138)	1,322
Purchases of premises and equipment	(559)	(772)
Sale/retirement of premises and equipment	-	325
Net sale of mortgage servicing rights	-	3,278
Net cash provided (used) by investing activities	54,815	(154)

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	4,579	(21,085)
Net (decrease) increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(57,643)	11,141
Net principal (repayments) borrowings of advances from FHLB	(5,028)	6,224
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(2,187)	(2,187)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	111	164
Net cash used by financing activities	(60,168)	(5,743)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,647)	1,686
CASH AND CASH EQUIVALENTS AT JANUARY 1	24,773	27,174
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$ 22,126	$ 28,860

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

#

3.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes.  Options to purchase 131,095 and 296,276 shares of common stock were outstanding as of September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

Stock-based Compensation

Employee compensation expense under stock options is reported using the intrinsic value method.  The following pro forma information regarding net income and earnings per share assumes stock options granted subsequent to December 31, 1994, had been accounted for under the fair value method and the estimated fair value of the options is amortized to expense over the vesting period.  Compensation expense, net of related tax, of $21,000 and  $54,000 for the three and nine months ended September 30, 2004, and $15,000 and $46,000 for the three and nine months ended September 30, 2003, respectively, is included in the pro forma net income as reported below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$742	$249	$1,222	$369
Less: Total stock-based compensation cost, net of taxes	21	15	54	46
Pro forma net income	$721	$234	$1,168	$323

Earnings per share:
Basic – as reported	$0.05	$0.02	$0.09	$0.03
Basic – pro forma	0.05	0.02	0.08	0.02
Diluted – as reported	0.05	0.02	0.09	0.03
Diluted – pro forma	0.05	0.02	0.08	0.02

4.

Comprehensive Income (Loss)

For the Company, comprehensive income (loss) includes net income and unrealized holding gains and losses from available for sale investment securities.  The changes in other comprehensive income (loss) are reported net of income taxes, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income	$ 742	$ 249	$ 1,222	$ 369

Other comprehensive income (loss), before tax:
Unrealized security gains (losses) arising during period	8,665	(5,718)	(2,004)	(5,517)
Less: reclassification adjustment for gains
included in net income	228	402	1,276	3,100
Other comprehensive income (loss), before tax:	8,437	(6,120)	(3,280)	(8,617)
Income tax expense (benefit) related to items
of other comprehensive income	2,953	(2,142)	(1,148)	(3,016)
Other comprehensive income (loss), net of tax:	5,484	(3,978)	(2,132)	(5,601)

Comprehensive income (loss)	$ 6,226	$(3,729)	$ (910)	$(5,232)

5.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  For the parent company, cash and cash equivalents also include short-term investments.  The Company made $3,674,000 in income tax payments in the first nine months of 2004 as compared to $109,000 for the first nine months of 2003.  Total interest expense paid amounted to $20,567,000 in 2004's first nine months compared to $24,856,000 in the same 2003 period.

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

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

September 30, 2004		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 9,970	$ 48	$ (24)	$ 9,994
U.S. Agency	32,696	36	(247)	32,485
U.S. Agency mortgage-
backed securities	381,641	302	(4,862)	377,081
Other securities (1)	28,915	32	-	28,947
Total	$ 453,222	$ 418	$ (5,133)	$ 448,507

(1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity (HTM):

September 30, 2004		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,363	$ 82	$ -	$ 3,445
U.S. Agency	22,877	81	(133)	22,825
U.S. Agency mortgage-
backed securities	13,870	195	-	14,065
Total	$ 40,110	$ 358	$ (133)	$ 40,335

Investment securities available for sale (AFS):

December 31, 2003		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 9,498	$ 131	$ (32)	$ 9,597
U.S. Agency	13,508	3	(33)	13,478
U.S. Agency mortgage-
backed securities	469,086	1,535	(3,051)	467,570
Other securities (1)	33,916	32	(20)	33,928
Total	$ 526,008	$ 1,701	$ (3,136)	$ 524,573

(1)Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity (HTM):

December 31, 2003		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 1,155	$ 6	$ -	$ 1,161
U.S. Agency	8,096	-	(138)	7,958
U.S. Agency mortgage-
backed securities	18,838	138	-	18,976
Total	$ 28,089	$ 144	$ (138)	$ 28,095

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At September 30, 2004, 97.8% of the portfolio was rated "AAA" as compared to 97.6% of the portfolio at December 31, 2003. Less than 1.0% of the portfolio was rated below "A" or unrated at both September 30, 2004, and December 31, 2003.

The following tables present information concerning investments with unrealized losses as of September 30, 2004 (in thousands):

Investment securities available for sale:

September 30, 2004	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 5,005	$ (24)	$ -	$ -	$ 5,005	$ (24)
U.S. Agency	20,678	(247)	-	-	20,678	(247)
U.S. Agency mortgage-
Backed securities	314,374	(4,458)	18,144	(404)	332,518	(4,862)
Total	$ 340,057	$ (4,729)	$ 18,144	$ (404)	$358,201	$ (5,133)

Investment securities held to maturity:

September 30, 2004	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$ -	$ -	$ 7,932	$ (133)	$ 7,932	$ (133)
Total	$ -	$ -	$ 7,932	$ (133)	$ 7,932	$ (133)

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for debt and equity investments accounted for under the cost method.  Annual disclosures about unrealized losses on available for sale securities that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment has been deferred into the fourth quarter of 2004. The amount of any other-than-temporary impairment, if any, that may need to be recognized upon our adoption of EITF 03-1 will depend on market conditions and our intent and ability to hold “underwater” investments until value is restored. At September 30, 2004, the total after-tax net unrealized loss on such investments was $3.1 million.  Given the quality of the investment portfolio (greater than 97% rated AAA), the Company believes the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements.

7.

Loans Held for Sale

At September 30, 2004, $965,000 of certain newly originated fixed-rate residential mortgage loans were classified as held for sale, because it is management's intent to sell these residential mortgage loans.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net realized gains on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statements of Operations.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Company has the intent to sell to an outside investor.   The historical dollar amount of commitments outstanding has not been material.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Commercial	$ 64,302	$ 75,738
Commercial loans secured by real estate	219,088	206,204
Real estate – mortgage	200,043	194,605
Consumer	24,030	28,343
Loans	507,463	504,890
Less: Unearned income	1,877	2,926
Loans, net of unearned income	$ 505,586	$ 501,964

Real estate-construction loans comprised 4.3%, and 3.2% of total loans, net of unearned income, at September 30, 2004 and December 31, 2003, respectively.  The Company has no direct credit exposure to foreign countries.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Balance at beginning of period	$10,932	$11,916	$11,682	$10,035
Transfer to reserve for unfunded loan commitments	40	-	(149)	-
Charge-offs:
Commercial and commercial real estate	(961)	(272)	(2,042)	(274)
Residential mortgage	(1)	(106)	(120)	(287)
Consumer	(226)	(133)	(734)	(338)
Total charge-offs	(1,188)	(511)	(2,896)	(899)
Recoveries:
Commercial and commercial real estate	14	33	401	50
Residential mortgage	10	21	44	36
Consumer	19	29	102	73
Total recoveries	43	83	547	159

Net charge-offs	(1,145)	(428)	(2,349)	(740)
Provision for loan losses	-	384	643	2,577
Balance at end of period	$ 9,827	$11,872	$ 9,827	$11,872

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.92%	0.33%	0.63%	0.18%
Annualized provision for loan losses	-	0.30	0.17	0.64
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.94	2.39	1.94	2.39
Total classified loans	$21,222	$35,887	$21,222	$35,887

(For additional information, refer to the "Provision for Loan Losses" and "Loan Quality" sections in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on pages 26 and 32, respectively.)

10.

Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon:  1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $11,476,000 and $13,232,000 being specifically identified as impaired and a corresponding reserve allocation of $2,695,000 and $2,459,000 at September 30, 2004, and December 31, 2003, respectively.  The average outstanding balance for loans being specifically identified as impaired was $11,018,000 for the nine months of 2004 compared to $12,299,000 for the nine months of 2003.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired loans during the first nine months of 2004 was $446,000, compared to $330,000 for the first nine months of 2003.

The following table sets forth the allocation of the allowance for loan losses among various categories.  This allocation is determined using the quarterly process which was discussed above. This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

		September 30, 2004		December 31, 2003
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category		Category
	Amount	To Loans	Amount	To Loans
Commercial	$3,031	12.7%	$ 2,623	15.0%
Commercial loans secured
by real estate	4,685	43.3	7,120	41.0
Real estate - mortgage	353	39.7	376	38.9
Consumer	997	4.3	853	5.1
Allocation to general risk	761	-	710	-
Total	$9,827	100.0%	$11,682	100.0%

Even though residential real estate-mortgage loans comprise approximately 40% of the Company's total loan portfolio, only $353,000 or 3.6% of the total allowance for loan losses is allocated against this loan category.  The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.

At September 30, 2004, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.  The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur.  (For a complete discussion concerning the operations of the "Allowance for Loan Losses" refer to Note #9.)

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	September 30,	December 31,
	2004	2003

Non-accrual loans	$ 4,977	$ 10,781
Loans past due 90
days or more	-	98
Other real estate owned	70	532
Total non-performing assets	$ 5,047	$ 11,411
Total non-performing assets as a percent
of loans and loans held for sale, net of
unearned income, and other real estate owned	1.00%	2.26%

(For additional information refer to the "Loan Quality" section in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 32.)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income due in accordance
With original terms	$115	$166	$367	$519
Interest income recorded	(2)	(4)	(19)	(101)
Net reduction in interest income	$113	$162	$348	$418

12.

Derivative Hedging Instruments

The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.  The Company uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cashflow variability associated with certain variable rate debt by converting the debt to fixed rates.  A summary of the Company’s derivative hedge transactions is as follows:

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

The following table summarizes the interest rate swap transactions that impacted the Company’s year to date 2004 performance:

2004
				Fixed	Floating		Decrease
Hedge	Notional	Start	Termination	Rate	Rate	Repricing	In Interest
Type	Amount	Date	Date	Received	Paid	Frequency	Expense

Fair value	$50,000,000	6-09-03	9-22-10	2.58%	1.16%	Quarterly	$ (487,000)
Fair value	$50,000,000	12-11-03	1-11-10	5.89%	3.59%	Quarterly	(820,000)
							$(1,307,000)

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

During the first quarter of 2003, under SFAS #142 the Company had a triggering event specific to the mortgage banking segment level.  This event was the sale of approximately 69% of its total servicing portfolio.  As a result, the Company reevaluated the $199,000 of goodwill that was allocated to the mortgage banking segment and determined that it was impaired based upon its analysis of the projected future cashflows in this business segment.  The resulting impairment charge eliminated all goodwill allocated to this segment and has been reflected as an operating expense for the nine months ended September 30, 2003.  The Company’s remaining goodwill of $9.5 million is allocated to the retail banking segment and was evaluated for impairment on its annual impairment evaluation date.  The result of the Company’s most recent evaluation in the third quarter of 2004 indicated that the Company’s goodwill had no impairment.

As of September 30, 2004, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $13.8 million.  As of December 31, 2003, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $12.9 million.  The weighted average amortization period of the Company’s core deposit intangibles at September 30, 2004, is 3.8 years. Amortization expense for the nine months ended September 30, 2004 totaled $934,000. Estimated amortization expense for the remainder of 2004 and the next five years is summarized as follows (in thousands):

Remaining 2004	$ 218
2005	865
2006	865
2007	865
2008	865
2009	107

14.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings consist of the following at September 30, 2004, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 87,000	1.99%

Advances and wholesale repurchase
Agreements	2005	15,000	6.74
	2010	210,000	5.98
	2011 and after	1,035	6.45

Total advances and wholesale		226,035	6.03
repurchase agreements

Total FHLB borrowings		$ 313,035	4.91%

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 106,251	17.43%	$ 48,754	8.00%	$ 60,943	10.00%
Bank	100,650	16.65	48,360	8.00	60,450	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	88,530	14.53	24,377	4.00	36,566	6.00
Bank	93,094	15.40	24,180	4.00	36,270	6.00

Tier 1 Capital (to Average Assets)
Consolidated	88,530	7.85	45,094	4.00	56,368	5.00
Bank	93,094	8.31	44,829	4.00	56,036	5.00

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

The contribution of the major business segments to the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands, except ratios):

	Three months ended			Nine months ended
	September 30, 2004			September 30, 2004	September 30, 2004
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 7,757	$ 759	$ 20,084	$ 1,334	$ 353,960
Commercial lending	1,521	322	3,966	421	237,659
Mortgage banking	(104)	(255)	472	(465)	5,330
Trust	1,401	253	4,051	731	1,344
Other fee based	157	2	547	114	1,939
Investment/Parent	(903)	(339)	404	(913)	488,617
Total	$ 9,829	$ 742	$ 29,524	$ 1,222	$1,088,849

	Three months ended			Nine months ended
	September 30, 2003			September 30, 2003	September 30, 2003
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 8,949	$ 1,110	$ 23,959	$ 3,080	$ 370,016
Commercial lending	1,127	44	3,234	(560)	206,010
Mortgage banking	(278)	(3)	(78)	(1,552)	3,833
Trust	1,270	187	3,824	607	1,746
Other fee based	181	13	501	80	2,250
Investment/Parent	(1,571)	(1,102)	409	(1,286)	577,060
Total	$ 9,678	$ 249	$ 31,849	$ 369	$1,160,915

17.

Commitments and Contingent Liabilities

The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers.  These risks derive from commitments to extend credit and standby letters of credit.  The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Company has various outstanding commitments to extend credit approximating $86.6 million and standby letters of credit of $3.4 million as of September 30, 2004.  Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position or results of operation.

18.

Subsequent Events

On October 8, 2004, the Company announced that it has entered into definitive agreements with institutional investors on a $12.6 million private placement of common stock, and a planned second closing of $13.2 million.  The placements are designed to strengthen the Company’s balance sheet.  The Company secured commitments from investors to purchase 5.7 million shares at a price of $4.50 per share.  The private placement will fund in two tranches.  The first tranche for 2.8 million shares, or $12.6 million, closed on October 8, 2004.  After deducting costs associated with the transaction, the Company received net cash of $11.2 million.  The second tranche of 2.9 million shares, or $13.2 million, will close subject to: (i) shareholder approval of the issuance of these additional shares of Common Stock at the Special Meeting, (ii) the volume weighted average price of the Common Stock for the twenty (20) trading days preceding the Special Meeting being equal to or in excess of $4.50 per share price, and (iii) there being no material adverse change with respect to the Company.  Under NASDAQ rules, the issuance of more than 20% of outstanding stock in a private placement requires shareholder approval.  Therefore, the Company plans a special shareholder meeting to approve the issuance and sale of these additional shares.  The special shareholder meeting will be held in early December in Johnstown, PA, and if shareholders approve and other contingencies are satisfied, the closing of the second tranche of the offering will occur promptly thereafter.

The Company will use the net proceeds of the private placement to further strengthen its balance sheet.  The specific actions include a reduction in the level of high-cost long-term borrowings from the FHLB, reducing the amount of costly AmeriServ Trust Preferred Stock outstanding, and an exit from lines of business which are typically not associated with a community bank. The Company intends to pre-pay approximately $100 million of the FHLB advances.  Penalties in connection with the prepayment of the advances, expenses associated with reducing the amount of Trust Preferred Stock, and the exiting of lines of business not normally associated with a community bank will result in a one-time after tax charge of approximately $8.8 million in the fourth quarter of 2004.  If shareholders approve the second offering, an additional $25 million of FHLB advances will be prepaid and additional shares of Trust Preferred Securities will be redeemed.  This will result in a further after-tax charge of approximately $1.2 million.  While the restructuring will create a loss in the fourth quarter and for the full year 2004, the Company expects to return to an improved level of profitability in the first quarter of 2005.  The Company anticipates that the new capital from the first closing will generate annual additions to net income of approximately $2.3 million beginning in the first quarter of 2005.  If the second closing is completed, the Company anticipates that this will generate annual additions to net income of approximately $1.0 million beginning in the first quarter of 2005.  Note that as of November 8, 2004, the Company had already completed the prepayment of $100 million of FHLB advances and had repurchased through the open market $500,000 of Trust Preferred Securities.

#

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS ("M.D.& A.")

2004 THIRD QUARTER SUMMARY OVERVIEW… The Company reported a sixth consecutive quarter of profitability in the third quarter of 2004.  Net income totaled $742,000 or $0.05 earnings per diluted share in the third quarter of 2004 as compared with $249,000 or $0.02 earnings per diluted share in the third quarter of 2003. The third quarter results enabled AmeriServ to report net income for nine months of 2004 of $1.2 million or $0.09 earnings per diluted share as compared with $369,000 or $0.03 earnings per diluted share for the first nine months of 2003.

In the third quarter of 2004 there was a substantial decline in non-performing assets. Since peaking on March 31, 2004, non-performing assets have declined by more than $8 million. This decline has resulted in the allowance for loan losses now being 195% of the remaining non-performing assets and has allowed the Company to not make a provision for loan losses in the third quarter 2004. The asset quality improvement is the result of a vigorous effort to focus on this problem area by the lending and credit areas of the Company, which were completely reorganized during 2003. These groups can now focus more energies on growing the level of new loans subject to the proper quality standards that have been adopted.

The Company also continues to work diligently to reduce expenses. During the first nine months of 2004, non-interest expenses were $840,000 below the same period of 2003 and $4.1 million below the same period of 2002. This Company-wide effort to reduce expenses will continue into 2005.

It is also important to note that the planned reduction in the level of borrowing from the Federal Home Loan Bank of Pittsburgh began in the third quarter. The reduction of $100 million, announced at the time of the capital infusion (as discussed in Note #18 to the Consolidated Financial Statements), is well underway and will be completed during the fourth quarter.

The net contribution of both AmeriServ Trust and Financial Services Company and AmeriServ Associates are well above the levels of 2003. These business units have continued to grow in size and in net contribution while the rest of the Company has been focused on the Turnaround.

During the next three months, AmeriServ will take a series of actions that will create a net loss for the fourth quarter, and for the full year of 2004. The most significant actions are the $100 million reduction in very costly long-term borrowings from the Federal Home Loan Bank of Pittsburgh, and the early retirement of more than $5 million of the expensive Trust Preferred shares issued in 1998. It is our intent to continue seeking ways to improve the balance sheet, and to increase earnings by changing strategies that no longer fit within our community bank focus. This may include the raising of additional capital to permit the further redemption of trust preferred securities.

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED SEPTEMBER 30, 2003

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three Months Ended	Three Months Ended
	September 30, 2004	September 30, 2003
Net income	$ 742	$ 249
Diluted earnings per share	0.05	0.02
Return on average equity	4.21%	1.32%

The Company completed its sixth consecutive quarter of profitability by reporting net income for the third quarter of 2004 of $742,000 or $0.05 per diluted share.  This represents an increase of $493,000 from the reported net income of $249,000 or $0.02 per share in the third quarter of 2003.  Asset quality improvements, which allowed us to make no addition to the Company’s loan loss reserve, a gain on the sale of other real estate owned property and an increased income tax benefit were the main factors responsible for the increased net income in the third quarter of 2004.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the third quarter of 2004 to the third quarter of 2003 (in thousands, except percentages):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	$ Change	% Change
Interest income	$ 12,698	$ 13,079	$(381)	(2.9)%
Interest expense	7,046	7,383	(337)	(4.6)
Net interest income	$ 5,652	$ 5,696	$ (44)	(0.8)

Net interest margin	2.15%	2.14%	0.01	N/M

N/M - not meaningful

The Company’s net interest income in the third quarter of 2004 decreased by $44,000 from the prior year third quarter due to a reduced level of earning assets which was partially mitigated by a one basis point increase in the net interest margin to 2.15%.   Loan portfolio shrinkage experienced during the majority of 2003, as the lending operation was restructured, was a predominant factor contributing to the lower level of earning assets in the third quarter comparisons.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the third quarter of 2004 decreased by $381,000 or 2.9% when compared to the same 2003 quarter. This decrease was due to a $11.7 million decline in average earning assets and an eight basis point drop in the earning asset yield to 4.78%.  Within the earning asset base, the yield on the total investment securities portfolio increased by 25 basis points to 3.80% while the yield on the total loan portfolio decreased by 41 basis points to 5.87%. This decline in the loan portfolio yield reflects the impact of asset prepayments as borrowers have elected to refinance their higher fixed-rate loans into lower cost loans over the past several years.  Also, a lower level of higher yielding commercial loans has had a negative impact on the total loan portfolio yield.  The increase in the investment securities yield in the third quarter of 2004 was caused by reduced premium amortization expense on mortgage-backed securities due to slower prepayments speeds when compared to the third quarter of 2003.

The $11.7 million decline in the volume of average earning assets was due to a $7.2 million or 1.4% reduction in average loans and a $3.1 million decline in investment securities.  The average loan decline in the third quarter of 2004 when compared to the prior year third quarter reflected the heightened prepayment pressures experienced throughout 2003 which occurred in both commercial loans and residential mortgage loans.  The decline in commercial loans was also caused by reduced new loan production as management was inwardly focused on restructuring its commercial lending division during 2003.  The Company did reverse the trend of net loan portfolio shrinkage during the last quarter of 2003 and has stabilized the loan portfolio during the first nine months of 2004.  While the Company has generated increased new commercial loan production in the first nine months of 2004, the effects of heightened pay-offs continue to constrain the size of total loans outstanding.  The Company anticipates that it will achieve commercial loan growth during the fourth quarter of 2004.  This commercial loan growth should lead to a greater composition of loans in the earning asset mix which should contribute to improving net interest income and net interest margin as the Company moves into 2005.

The Company's total interest expense for the third quarter of 2004 decreased by $337,000 or 4.6% when compared to the same 2003 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $14.6 million lower in the third quarter of 2004 as fewer borrowings were needed to fund a smaller asset base due to the Company beginning to reduce the size of its leverage program in the third quarter of 2004.

The total cost of funds declined by nine basis points to 2.91% and was driven down by a reduced cost of deposits.  Specifically, the cost of interest bearing deposits decreased by 13 basis points to 1.83%.  The reduced deposit cost was caused by lower rates paid for certificates of deposit.  The cost of FHLB advances and other short-term borrowings modestly increased by five basis points to 4.12% as the Company initially began the $100 million deleverage program by paying-off lower cost short-term borrowings.  Given the successful completion of its $12.6 million private placement of common stock, the Company will pay-off the more expensive longer term FHLB advances and redeem trust preferred securities in the fourth quarter of 2004.  This will cause an after-tax prepayment charge of $8.1 million in the fourth quarter of 2004 but will reduce the interest rate risk profile of the Company and lead to meaningful net interest income growth in 2005.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2004 and September 30, 2003 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of approximately 35% is used to compute tax-equivalent yields.

#

Three Months Ended September 30  (In thousands, except percentages)

		2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 490,468	$ 7,376	5.87%	$ 497,647	$ 8,054	6.28%
Deposits with banks	3,806	9	0.93	5,183	9	0.67
Federal funds sold	-	-	-	80	-	0.88
Investment securities - AFS	521,571	4,909	3.76	535,451	4,745	3.55
Investment securities - HTM	40,844	434	4.25	30,026	281	3.70
Total investment securities	562,415	5,343	3.80	565,477	5,026	3.55
Total interest earning assets/interest income	1,056,689	12,728	4.78	1,068,387	13,089	4.86
Non-interest earning assets:
Cash and due from banks	22,021			22,008
Premises and equipment	10,359			11,827
Other assets	62,160			62,114
Allowance for loan losses	(10,538)			(11,881)
TOTAL ASSETS	$1,140,691			$1,152,455

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 54,133	$ 39	0.29%	$ 52,565	$ 36	0.27%
Savings	104,840	236	0.90	105,055	236	0.89
Money markets	121,990	335	1.09	122,536	316	1.02
Other time	288,747	2,018	2.78	278,641	2,177	3.10
Total interest bearing deposits	569,710	2,628	1.83	558,797	2,765	1.96
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	125,286	542	1.69	100,602	331	1.29
Advances from Federal Home Loan Bank	226,041	3,113	5.48	277,313	3,547	5.07
Guaranteed junior subordinated deferrable interest debentures	35,567	763	8.58	34,500	740	8.58
Total interest bearing liabilities/interest expense	956,604	7,046	2.91	971,212	7,383	3.00
Non-interest bearing liabilities:
Demand deposits	105,819			102,378
Other liabilities	8,248			3,548
Stockholders' equity	70,020			75,317
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,140,691			$1,152,455
Interest rate spread			1.88			1.86
Net interest income/ net interest margin		5,682	2.15%		5,706	2.14%
Tax-equivalent adjustment		(30)			(10)
Net Interest Income		$ 5,652			$ 5,696

…..PROVISION FOR LOAN LOSSES..... The Company recorded no provision for loan losses in the third quarter of 2004.  This represented a decrease from the third quarter 2003 provision of $384,000 or 0.30% of total average loans.  The lower provision for loan losses in 2004 reflects improvements in asset quality most evidenced by lower levels of classified loans and non-performing assets along with a decrease in the size of the commercial loan portfolio.  Net charge-offs in the third quarter of 2004 totaled $1.1 million or 0.92% of total average loans compared to net charge-offs of $428,000 or 0.33% of total average loans in the third quarter of 2003.  The higher net charge-offs in the third quarter of 2004, reflect a $914,000 charge-off realized as a result of the successful sale of a $4.3 million non-performing asset during the third quarter of 2004.  Specific reserve allocations had been previously provided on this non-performing hotel loan.

Classified loans (loans rated substandard or doubtful) totaled $21.2 million at September 30, 2004; a decrease of $13.9 million or 39.6% from December 31, 2003.  Non-performing assets decreased from $11.4 million at December 31, 2003 to $5.0 million at September 30, 2004.  As a result of the lower level of non-performing assets, the Company’s loan loss reserve coverage of non-performing assets amounted to 195% at September 30, 2004 compared to 102% at December 31, 2003.  The allowance for loan losses as a percentage of total loans was 1.94% at September 30, 2004 compared to 2.32% at December 31, 2003.

.....NON-INTEREST INCOME..... Non-interest income for the third quarter of 2004 totaled $4.2 million; a $194,000 or 4.9% increase from the third quarter 2003 performance.  Factors contributing to the higher non-interest income in 2004 included:

*  a $463,000 increase in other income as a result of a gain generated on the sale of the Company’s largest other real estate owned property.  This reflected the culmination of successful work-out efforts on a personal care facility that had been a non-performing asset for over one year.

* a $123,000 or 9.8% increase in trust fees due to continued successful union related new business development efforts particularly with the BUILD and ERECT Funds.

* a $174,000 decrease in gains realized on investment security sales as the higher interest rate environment and steeper yield curve caused reduced security sales in the third quarter of 2004.

* a $120,000 decrease in deposit service charges due to fewer overdraft fees as customers have maintained higher average balances in demand deposit accounts in 2004.

.....NON-INTEREST EXPENSE..... Non-interest expense for the third quarter of 2004 totaled $9.6 million; a $439,000 or 4.8% increase from the third quarter 2003 performance. Factors contributing to the higher non-interest expense in 2004 included:

* the Company recognized a $138,000 impairment charge on its mortgage servicing rights in the third quarter of 2004 compared to a $230,000 impairment reversal in the third quarter of 2003 for a net unfavorable change of $368,000.

* salaries and employee benefits increased by $164,000 due to higher medical costs as a result of premium increases and increased pension expense.

* professional fees increased by $148,000 due to higher legal costs and external audit fees.

* core deposit amortization expense decreased by $140,000 due to the full amortization of a core deposit intangible from a prior acquisition.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $465,000 in the third quarter of 2004 compared to an income tax benefit of $67,000 in the third quarter of 2003.  The higher income tax benefit in the third quarter of 2004 was driven by a $450,000 reduction in reserves for prior year tax contingencies.  This reduction reflected an expiration of the statute of limitations on certain open tax years and a perceived reduction of risk of IRS adjustment to certain sources of tax-free income.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. NINE MONTHS ENDED SEPTEMBER 30, 2003

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Net income	$ 1,222	$ 369
Diluted earnings per share	0.09	0.03
Return on average equity	2.25%	0.63%

The completion of the Company’s sixth consecutive quarter of profitability caused improved financial performance for the nine-month period ended September 30, 2004.    Specifically, net income totaled $1.2 million or $0.09 per share for the nine months ended September 30, 2004 an improvement of $853,000 or $0.06 per share over the net income of $369,000 or $0.03 per share reported in the first nine months of 2003.  A reduced provision for loan losses, lower non-interest expense and an increased income tax benefit were the key factors responsible for the increased net income in 2004.  These positive items were partially offset by reduced levels of net interest income and non-interest income.

.....NET INTEREST INCOME AND MARGIN.....The following table compares the Company's net interest income performance for the first nine months of 2004 to the first nine months of 2003 (in thousands, except percentages):

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	$ Change	% Change
Interest income	$ 38,239	$ 42,048	$(3,809)	(9.1)%
Interest expense	20,462	23,271	(2,809)	(12.1)
Net interest income	$ 17,777	$ 18,777	$ (1,000)	(5.3)

Net interest margin	2.26%	2.34%	(0.08)	N/M

N/M - not meaningful

The Company’s net interest income in the first nine months of 2004 decreased by $1.0 million or 5.3% from the same prior year period due to a $12.8 million reduction in the level of earning assets and an eight basis point decline in the net interest margin to 2.26%.   The previously discussed loan portfolio shrinkage experienced in 2003 was the predominant factor contributing to both the lower level of earning assets and the net interest margin contraction.  Additionally, the net interest margin compression also reflects the ongoing receipt of mortgage-related cash flows in the investment securities portfolio. This has reduced the securities portfolio yield due in part to the reinvestment of this cash into new shorter duration securities with lower yields.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the first nine months of 2004 decreased by $3.8 million or 9.1% when compared to the same 2003 period. This decrease was due to a $12.8 million decline in earning assets and a 42 basis point drop in the earning asset yield to 4.84%.  Within the earning asset base, the yield on the total investment securities portfolio dropped by 34 basis points to 3.74% while the yield on the total loan portfolio decreased by 35 basis points to 6.02%.  Both of these declines reflect the lower interest rate environment in place through the majority of 2003 and the first half of 2004 which has caused the downward repricing of floating rate assets and the reinvestment of cash received on higher yielding prepaying assets into assets with lower interest rates.

The $12.8 million decline in the volume of average earning assets was due to a $33.0 million or 6.3% reduction in average loans outstanding which more than offset growth of $21.2 million in investment securities.  The reasons for the decline in loans were previously discussed in the quarterly section of this MD&A.  Loan totals were also impacted by the Company’s decision to sell approximately $22 million or 44% of the new residential mortgage loan production into the secondary market for interest rate risk management purposes.

The Company's total interest expense for the first nine months of 2004 decreased by $2.8 million or 12.1% when compared to the same 2003 period.  This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $17.1 million lower in the first nine months of 2004 as fewer liabilities were needed to fund a smaller asset base.

The total cost of funds declined by 35 basis points to 2.85% and was driven down by a reduced cost of both deposits and borrowings.  Specifically, the cost of interest bearing deposits decreased by 26 basis points to 1.84% and the cost of FHLB advances and short-term borrowings declined by 48 basis points to 3.93%.  The reduced deposit cost was caused by lower rates paid for all deposit products.  The lower cost of borrowings reflects the downward repricing of maturing FHLB advances to lower current market rates and the favorable impact that fair value hedges had on reducing interest expense by $1.3 million during the nine-month period ended September 30, 2004.

The Company’s ratio of FHLB advances and short-term borrowings to total assets averaged 31.3% for the first nine months of 2004 and 31.9% for the first nine months of 2003.  The total revenue contribution from leveraged assets (including investment security gains and hedging activity) amounted to $966,000 for the first nine months of 2004 compared to $2.2 million for the first nine months of 2003.  The Company currently plans to reduce the size of the leverage program by $100 million such that total FHLB advances and short-term borrowings will approximate $275 million or 26% of total assets by the end of 2004.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine-month periods ended September 30, 2004 and September 30, 2003.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly tables on page 24.

#

Nine Months Ended September 30  (In thousands, except percentages)

		2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 493,905	$ 22,805	6.02%	$ 526,902	$ 25,755	6.37%
Deposits with banks	4,499	24	0.72	5,475	46	1.09
Federal funds sold	91	1	0.91	38	-	0.96
Investment securities - AFS	518,132	14,427	3.71	507,477	15,460	4.06
Investment securities - HTM	34,735	1,071	4.15	24,239	820	4.55
Total investment securities	552,867	15,498	3.74	531,716	16,280	4.08
Total interest earning assets/interest income	1,051,362	38,328	4.84	1,064,131	42,081	5.26
Non-interest earning assets:
Cash and due from banks	21,785			22,366
Premises and equipment	10,640			12,142
Other assets	66,173			67,674
Allowance for loan losses	(11,084)			(11,286)
TOTAL ASSETS	$1,138,876			$1,155,027

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 53,079	$ 111	0.28%	$ 51,868	$ 167	0.43%
Savings	105,565	705	0.89	103,470	713	0.92
Money markets	120,374	937	1.04	125,199	1,004	1.07
Other time	280,706	5,947	2.83	284,244	6,986	3.29
Total interest bearing deposits	559,724	7,700	1.84	564,781	8,870	2.10
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	129,557	1,397	1.42	98,839	1,052	1.40
Advances from Federal Home Loan Bank	226,301	9,076	5.36	270,110	11,129	5.51
Guaranteed junior subordinated deferrable interest debentures	35,567	2,289	8.58	34,500	2,220	8.58
Total interest bearing liabilities/interest expense	951,149	20,462	2.85	968,230	23,271	3.20
Non-interest bearing liabilities:
Demand deposits	106,486			104,761
Other liabilities	8,633			4,238
Stockholders' equity	72,608			77,798
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,138,876			$1,155,027
Interest rate spread			1.99			2.05
Net interest income/ net interest margin		17,866	2.26%		18,810	2.34%
Tax-equivalent adjustment		(89)			(33)
Net Interest Income		$ 17,777			$ 18,777

…..PROVISION FOR LOAN LOSSES..... The Company’s provision for loan losses totaled $643,000 or 0.17% of total loans in the first nine months of 2004.  This represented a decrease of $1.9 million from the first nine months 2003 provision of $2.6 million or 0.64% of total loans.  Net charge-offs in the nine months of 2004 totaled $2.3 million or 0.63% of total average loans compared to net charge-offs of $740,000 or 0.18% of total average loans in the nine months of 2003.  The higher net charge-offs in 2004 reflect a $914,000 charge-off realized in the third quarter as a result of the successful sale of a $4.3 million non-performing asset, a $625,000 write-down of a $4.8 million loan on a personal care facility that was moved into other real estate owned in the first quarter of 2004 and subsequently sold in the third quarter, and increased charge-offs on consumer loans. The consumer loan charge-offs were higher than typical due to the charge-off of a few larger consumer loans.

Overall, as a result of the net charge-offs exceeding the provision, the balance in the allowance for loan losses decreased by $1.9 million during the first nine-months of 2004 to total $9.8 million at September 30, 2004.  This decline in the balance of the allowance for loan losses and lower provision largely reflects the improvement in the Company’s asset quality in 2004 as the charge-offs incurred largely relate to loans that were previously reserved for and successfully worked-out.

.....NON-INTEREST INCOME..... Non-interest income for the first nine months of 2004 totaled $11.7 million, a $1.3 million or 10.1% decrease from the first nine months of 2003 performance.  Factors contributing to the lower non-interest income in 2004 included:

* a $1.8 million decrease in gains realized on investment security sales due to the higher interest rate environment and steeper yield curve in 2004.

* a $296,000 decrease in gains realized on the sale of mortgage loans into the secondary market as a result of reduced mortgage refinancing activity.

* a $231,000 or 6.1% increase in trust fees due to continued successful union related new business development efforts particularly with the BUILD and ERECT Funds.

* a $190,000 or 6.5% increase in other income due largely to the previously mentioned gain realized on the sale of the Company’s largest other real-estate owned property.

* the non-recurrence of a $758,000 loss realized on the sale of approximately 69% of the Company’s mortgage servicing portfolio in the first quarter of 2003.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first nine months of 2004 totaled $28.2 million, an $840,000 or 2.9% decrease from the first nine months of 2003 performance. Factors contributing to the lower non-interest expense in 2004 included:

* the Company recognized a $26,000 impairment reversal on its mortgage servicing rights in the first nine months of 2004 compared to a $390,000 impairment charge in the first nine months of 2003 for a net favorable change of $416,000.  The higher rate environment in 2004 and reduced mortgage refinancing activity caused an improvement in value of the Company’s remaining mortgage servicing rights.

* the Company recognized a $199,000 goodwill impairment loss in the first quarter of 2003 due to the write-off of the goodwill associated with the mortgage banking segment.  There was no such charge in 2004.

* salaries and employee benefits increased by $376,000 or 2.6% due to higher medical insurance costs resulting from premium increases.  These higher health care related costs offset the benefit of reduced salary expense due to 12 fewer average full-time equivalent employees when compared to the nine months of 2003 and lower incentive compensation expense.

* a continued focus on cost control led to a $196,000 decline in equipment expenses, a $176,000 reduction in professional fees and a $126,000 decline in other expenses.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $520,000 in the first nine months of 2004.  The 2004 tax benefit is higher than the $115,000 benefit recognized in the first nine months of 2003 due to a $450,000 reduction in reserves for prior year tax contingencies.

…..SEGMENT RESULTS.…. Retail banking’s net income contribution was $1.3 million in the first nine months of 2004.  The retail banking net income contribution is down from the same prior year period due to reduced net interest income and lower non-interest revenue.  The reduced net interest income reflects the low interest rate environment that has resulted in less benefit provided for low-cost non-maturity deposits such as demand deposits and savings accounts.  The reduced mortgage origination activity and fewer deposit overdraft fees are the primary factors causing the reduction in non-interest revenue.

The trust segment’s net income contribution in the first nine months of 2004 amounted to $731,000 which was up $124,000 from the prior year due to a combination of increased revenue and lower non-interest expense.  The trust segment is focused on continuing to increase the fee revenue generated from union business activities, particularly the ERECT and BUILD Funds, which are collective investment funds for trade union controlled pension fund assets.

The Company has experienced earnings pressure in the mortgage-banking segment which lost $465,000 in the first nine months of 2004.  This loss, however, was reduced significantly from the $1.6 million loss experienced in the first nine months of 2003.  The 2003 loss included a $758,000 loss realized on the sale of 69% of the Company’s mortgage servicing rights, a $390,000 mortgage servicing impairment charge and a $199,000 goodwill impairment loss.  The better performance in 2004 reflects the non-recurrence of the loss on the sale of the servicing rights and the goodwill impairment loss.  Additionally, reduced mortgage refinancing activity and a higher interest rate environment has caused a favorable $26,000 increase in the value of the Company’s remaining mortgage servicing rights in 2004.  As a result of the successful Capital Offering, the Company is pursuing an exit from the mortgage banking segment in the fourth quarter of 2004.

The commercial lending segment returned to profitability in the first nine months of 2004 by generating net income of $421,000 compared to a $560,000 net loss experienced in the first nine months of 2003.   The improved performance in 2004 was caused by a lower loan loss provision.  The 2004 performance, however, reflects reduced net interest income due to fewer average loans outstanding.

The investment/parent segment reported a net loss of $913,000 in the first nine months of 2004 which was less than the net loss of $1.3 million in the first nine months of 2003 due in part to a greater income tax benefit at the Parent Company.

.....BALANCE SHEET.....The Company's total consolidated assets were $1.089 billion at September 30, 2004, compared with $1.148 billion at December 31, 2003, which represents a decrease of $59 million or 5.1%. This lower level of assets resulted primarily from a reduced level of investment securities as the Company began a program to reduce the size of its leverage program in the third quarter of 2004.  The Company’s loans totaled $507 million at September 30, 2004 which was up modestly from the December 31, 2003 total of $503 million.

The Company’s deposits totaled $659 million at September 30, 2004, which was $4.6 million or 0.7% higher than December 31, 2003 due to the success of the retail bank’s strategic focus on growing deposits.  Total borrowed funds decreased by $62 million due to the previously mentioned strategy to reduce the Company’s borrowed funds and interest rate risk on its balance sheet.  Total stockholders’ equity decreased by $799,000 from December 31, 2003, to $73 million at September 30, 2004 as a result of a decrease in accumulated other comprehensive income due to a reduced value of the AFS investment securities portfolio. The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at September 30, 2004 of 7.85%, compared to a regulatory minimum of 5.0%.  The Company’s book value per share at September 30, 2004 was $5.26.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2004	2003	2003
Total loan delinquency (past
due 30 to 89 days)	$ 3,007	$14,636	$ 15,725
Total non-accrual loans	4,977	10,781	10,276
Total non-performing assets*	5,047	11,411	11,227
Loan delinquency, as a
percentage of total loans and loans held for sale,
net of unearned income	0.59%	2.91%	3.16%
Non-accrual loans, as a percentage of total loans
and loans held for sale,
net of unearned income	0.98	2.14	2.07
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	1.00	2.26	2.26

     *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

Each of the Company’s loan quality metrics displayed in the above table demonstrated improvement since December 31, 2003.  Total loan delinquency declined by $11.6 million from year-end 2003 primarily due to successful collection efforts and improved loan portfolio quality.  Loan delinquency levels have now remained below 1% for the past six consecutive months.   Non-accrual and non-performing asset levels also declined by $6.4 million from December 31, 2003 due to the successful work-out of the Company’s two largest problem credits during the first nine months of 2004.

In addition, a commercial loan to a borrower in the paper manufacturing industry was successfully restructured under new ownership and was no longer delinquent by the end of the first quarter of 2004.  Overall, the Company had three loans totaling $5.9 million at September 30, 2004, that have been restructured that involved forgiving a portion of interest or principal on these loans or granting loan rates less than that of the market rate.  The Company had established an allocation of $602,000 within the allowance for loan losses for these restructured loans.

While the Company is pleased with this early improvement in asset quality, it continues to closely monitor the portfolio given the number of relatively large sized commercial loans within the portfolio.  This portfolio characteristic combined with the lack of seasoning of recent new loan production are some of the factors that the Company considered in maintaining a $761,000 general unallocated reserve within the allowance for loan losses at September 30, 2004.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2004	2003	2003
Allowance for loan losses	$9,827	$11,682	$11,872
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.94%	2.32%	2.39%
total delinquent loans
(past due 30 to 89 days)	326.80	79.82	75.50
total non-accrual loans	197.45	108.36	115.53
total non-performing assets	194.71	102.37	105.75

Since December 31, 2003, the Company’s loan loss reserve coverage of total non-performing assets increased to 195% due to the previously discussed decrease in non-performing assets.  The allowance for loan losses to total loans ratio has decreased to 1.94% since year-end 2003 due to a drop in the size of the loan loss reserve combined with a modest increase in the level of total loans outstanding.

.....LIQUIDITY...... Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $2.6 million from December 31, 2003, to September 30, 2004, due to $60.2 million of cash used by financing activities.  This was partially offset by $2.7 million of cash provided by operating activities and $54.8 million of cash provided by investing activities.  Within investing activities, cash provided by maturities and sales exceeded purchases of new investment securities by $60.3 million.  Cash advanced for new loan fundings and purchases totaled $152.5 million and was $4.8 million greater than the $147.7 million of cash received from loan principal payments and sales.  Within financing activities, the Company experienced a net $4.6 million growth in net deposits.

The Company used $2.2 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first nine-months of 2004.  As a result of the successful $12.6 million private placement of common stock that was completed on October 8, 2004, the liquidity position of the parent company has improved significantly.  The Company expects to retain approximately $3.5 million of the offering proceeds at the parent company to provide ongoing liquidity.  The remainder of the proceeds (net of $1.4 million of offering costs) will be used as follows: $5.7 million to repurchase or redeem trust preferred securities and $2.0 million will be downstreamed to ASRV Bank to support deleveraging initiatives.  The repurchase or redemption of the $5.7 million of trust preferred securities will also help future parent company liquidity by reducing the annual debt service requirement by $482,000.

.....CAPITAL RESOURCES..... The Company continues to be considered well capitalized as the asset leverage ratio was 7.85% and the Tier 1 capital ratio was 14.53% at September 30, 2004.  Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At September 30, 2004, accumulated other comprehensive income (loss) amounted to ($3.1) million.  Additionally, the Company has generated $934,000 of tangible capital in 2004 due to the amortization of core deposit intangible assets.

The Company exceeds all regulatory capital ratios for each of the periods presented.  Furthermore, both the Company and the Bank are considered “well capitalized” under all applicable FDIC regulations.    The capital provided by the $12.6 million private placement of common stock will more than offset the net loss expected in the fourth quarter from balance sheet restructuring.  As such, the Company anticipates that  it will build its capital ratios during the fourth quarter of 2004.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	(4.5)%	10.3%
100bp decrease	(4.0)%	(21.8)%

As indicated in the table, the market value of portfolio equity increased by 10.3% in a 200 basis point upward rate shock due to increased value of the Company’s core deposit base.  Variability of net interest income is negative in the 200 basis point upward rate shock due to the immediate repricing of certain short-term borrowings and less benefit provided from existing cash flow hedges.  Negative variability of market value of portfolio equity occurred in a 100 basis point downward rate shock and reflects further impairment of the remaining mortgage servicing rights in a falling interest rate environment along with a reduced value for core deposits and a greater liability for fixed-rate FHLB advances.  The Company’s asset/liability modeling suggests that the Company’s net interest income performance should be positively impacted by gradual rising interest rates.  More immediate substantial interest rate increases or a sharp flattening of the yield curve would negatively impact the Company’s net interest income performance.

.....CONTRACTURAL OBLIGATIONS…..  The following table presents, as of September 30, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

		Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(In thousands)
Deposits without stated maturity	$ 347,145	$ -	$ -	$ -	$ 347,145
Certificates of deposit	145,624	86,999	21,782	57,626	312,031
Borrowed funds	102,038	85	96	210,816	313,035
Guaranteed junior subordinated deferrable interest debentures	-	-	-	35,567	35,567
Lease commitments	1,277	1,984	916	998	5,175
Total	$ 596,084	$ 89,068	$ 22,794	$ 305,007	$ 1,012,953

.....OFF BALANCE SHEET ARRANGEMENTS….. The Company may use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.  At September 30, 2004, the Company had in place $100 million of derivative hedging instruments.

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

Account – Mortgage Servicing Rights

Balance Sheet Reference – Mortgage Servicing Rights

Income Statement Reference – Net Mortgage Servicing Fees and Impairment Charge for Mortgage Servicing Rights

Description

The Company recognizes as assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or originations.  Purchased mortgage servicing rights are capitalized at cost.  For loans originated and sold where servicing rights have been retained, the Company allocates the cost of originating the loan to the loan (without the servicing rights) and the servicing rights retained based on their relative fair market values if it is practicable to estimate those fair values.  Where it is not practicable to estimate the fair values, the entire cost of originating the loan is allocated to the loan without the servicing rights.  For purposes of evaluating and measuring impairment, the Company stratifies the rights based on risk characteristics.  If the discounted projected net cash flows of a stratum are less than the carrying amount of the stratum, the stratum is written down to the amount of the discounted projected net cash flows through a valuation account.  This write down is recorded in the line item on the Consolidated Statements of Operations titled Impairment charge for mortgage servicing rights.  The Company has determined that the predominant risk characteristics of its portfolio are loan type and interest rate.  For the purpose of evaluating impairment, the Company has stratified its portfolio in 200 basis point tranches by loan type.  Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income.  The value of mortgage servicing rights is subject to interest rate and prepayment risk.  It is likely that the value of these assets will decrease if interest rates decline and prepayments occur at greater than the expected rate and conversely the value of servicing increases if interest rates rise and prepayment speeds slow.

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

.....QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..... The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of this M.D. & A..

.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2004, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic filings under the Exchange Act.

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

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

3.2	Bylaws, Exhibit 3.2 to the Registrant’s Form 8-K filed August 31, 2004.

15.1	Report of Deloitte & Touche LLP regarding unaudited interim financial statement information.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b)    Reports on Form 8-K:

On July 20, 2004, the Company filed an 8-K announcing its Second Quarter 2004 results of operations.

On August 26, 2004, the Company filed an 8-K announcing the sale of a non-performing asset.

On August 31, 2004, the Company filed an 8-K amending its Bylaws.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: November 3, 2004	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: November 3, 2004	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

#

STATEMENT OF MANAGEMENT RESPONSIBILITY

November 3, 2004

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

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AmeriServ Financial, Inc.
Johnstown, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Corporation”) as of September 30, 2004, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003.  These interim financial statements are the responsibility of the Corporation’s management.

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

/s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

November 3, 2004

#

Exhibit 15.1

November 8, 2004

AmeriServ Financial, Inc.

P.O. Box 430

216 Franklin Street

Johnstown, Pennsylvania

We have made a review, in accordance with standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim financial information of AmeriServ Financial, Inc. and subsidiaries for the periods ended September 30, 2004 and 2003, as indicated in our reports dated November 3, 2004 and November 5, 2003 respectively; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated by reference in the following Registration Statements:

Registration Statement No. 33-56604 on Form S-3

Registration Statement No. 33-53935 on Form S-8

Registration Statement No. 33-55207 on Form S-8

Registration Statement No. 33-55211 on Form S-8

Registration Statement No. 333-67600 on Form S-8

Registration Statement No. 333-50225 on Form S-3

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

#

Exhibit 31.1

I, Allan R. Dennison of AmeriServ Financial, Inc. (ASF), certify that:

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

Date: November 9, 2004	/s/Allan R. Dennison
Allan R. Dennison
President & CEO

Exhibit 31.2

I, Jeffrey A. Stopko of AmeriServ Financial, Inc. (ASF), certify that:

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

Date: November 9, 2004	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

#

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

November 3, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

November 3, 2004

#