Form 10-K/A
period 2003-12-31
AMERISERV FINANCIAL INC /PA/
filed 2004-12-29
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code (814) 533-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.50 Par Value	Share Purchase Rights
(Title of class)	(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

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

NOTE — If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 13,961,725 shares were outstanding as of January 31, 2004.

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

Portions of the annual shareholders’ report for the year ended December 31, 2003, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders’ meeting are incorporated by reference in Part III.

Exhibit Index is located on page 81.

FORM 10-K INDEX

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Item 6.	Selected Consolidated Financial Data

Item 7.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Consolidated Financial Statements and Supplementary Data

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

Signatures

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

On April 1, 2000, the Company executed its Board approved tax-free spin-off of its Three Rivers Bank subsidiary. Shareholders received one share of the new Three Rivers Bancorp common stock for every two shares of AmeriServ Financial common stock that they owned. The distribution of the Three Rivers Bancorp shares did not change the number of the Company’s common shares outstanding.

The Company’s principal activities consist of owning and operating its four wholly owned subsidiary entities. At December 31, 2003, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $1.15 billion, $655 million and $74 million, respectively. The Company and the subsidiary entities derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and insurance risk management.

On January 24, 2003, the Company’s Board of Directors voluntarily relinquished Financial Holding Company status that it had previously elected under the Gramm-Leach-Bliley Act. The Company had not been using any of the additional powers given to a financial holding company. As previously stated, the Company remains a bank holding company and is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia.

The Company is also under the jurisdiction of the Securities and Exchange Commission (SEC) for matters relating to offering and sale of its securities. The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company is listed on the NASDAQ Stock Market under the trading symbol “ASRV,” and is subject to the rules of NASDAQ for listed companies.

AmeriServ Financial Banking Subsidiary

AmeriServ Financial Bank

AmeriServ Financial Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 23 locations in Allegheny, Cambria, Centre, Dauphin, Somerset, and Westmoreland Counties, Pennsylvania, AmeriServ Financial Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler’s checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. AmeriServ Financial Bank also operates 27 automated bank teller machines (ATMs) through its 24-Hour Banking Network that is linked with STAR, a regional ATM network and CIRRUS, a national ATM network.

AmeriServ Financial Bank also has a wholly owned mortgage banking subsidiary — Standard Mortgage Corporation of Georgia (SMC). SMC is a residential mortgage loan servicer based in Atlanta, GA. Additionally, AmeriServ Financial Services Corporation was formed on May 23, 1997 and engages in the sale of annuities, mutual funds, and insurance.

AmeriServ Financial Bank’s deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio. AmeriServ Financial Bank’s business is not seasonal nor does it have any risks attendant to foreign sources.

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

Headquarters	Johnstown, PA
Chartered	1933
Total Assets	$1,142,421
Total Investment Securities	$549,224
Total Loans (net of unearned income)	$503,387
Total Deposits	$654,597
Total Net Income	$2,200
Asset Leverage Ratio	8.00%
2003 Return on Average Assets	0.19%
2003 Return on Average Equity	2.09%
Total Full-time Equivalent Employees	342

AmeriServ Financial Non-Banking Subsidiaries

AmeriServ Trust and Financial Services Company

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. The Trust Company offers a complete range of trust and financial services and has $1.1 billion in assets under management. The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets. At December 31, 2003, AmeriServ Trust and Financial Services had total assets of $1.6 million and total shareholder’s equity of $1.2 million.

AmeriServ Life

AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Federal Reserve. At December 31, 2003, AmeriServ Life had total assets of $1.9 million and total shareholder’s equity of $1.2 million.

AmeriServ Associates

AmeriServ Associates is a registered investment advisory firm that administers investment portfolios, offers operational support systems and provides asset and liability management services to small and mid-sized financial institutions. At December 31, 2003, AmeriServ Associates had total assets of $346,000 and total shareholder’s equity of $266,000.

Monetary Policies

Commercial banks are affected by policies of various regulatory authorities including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Board of Governors are: open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rate charges on loans or interest paid for deposits. The monetary policies of the Board of Governors have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The Company’s primary regulators are the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

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

Market Area

The Company’s local economy has not seen vibrant economic growth compared to national economic growth as reflected by the strong national Gross Domestic Product (GDP) of recent quarters. The economy in Cambria and Somerset counties continue to perform below the 5.7% national unemployment average with local unemployment at 6.3%. Johnstown’s unemployment rate remains near the highest of all regions of the Commonwealth. Local market conditions have improved in recent quarters but change comes slowly. The unemployment rate has improved from last year’s 7.8% by one and a half percentage points, but jobs in the area have actually declined in absolute number from last year’s total. Near-term expectations for future employment point to better days ahead. In 2004, the Company has redefined its primary lending market as approximately a 100 mile radius from Johnstown. This area would include the Johnstown Metro Area, along with State College, Pittsburgh, and Harrisburg. Local loan demand is growing and we expect that given our renewed strategic focus on commercial lending, the Company will experience loan growth in 2004. Overall, economic conditions in the Johnstown Metro Area are expected to slowly improve throughout 2004.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to further strengthen its corporate governance practices. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company’s Code of Conduct Policy and other procedures that were previously in place.

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

Statistical Disclosures for Bank Holding Companies

The following Guide 3 information is included in this Form 10-K as listed below:

I.	Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential Information. Information required by this section is presented on pages 17-19, and 26-30.

II.	Investment Portfolio Information required by this section is presented on pages 5-6.

III.	Loan Portfolio Information required by this section appears on pages 6-7, 19, and 20.

IV.	Summary of Loan Loss Experience Information required by this section is presented on pages 20-23.

V.	Deposits Information required by this section follows on pages 7-8.

VI.	Return on Equity and Assets Information required by this section is presented on page 12.

VII.	Short-Term Borrowings Information required by this section is presented on pages 8-9.

Investment Portfolio

Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair value.

The following table sets forth the cost basis and market value of AmeriServ Financial’s investment portfolio as of the periods indicated:

Investment securities available for sale at:

	At December 31,
Cost Basis:	2003	2002	2001
	(In thousands)
U.S. Treasury	$9,498	$12,514	$10,972
U.S. Agency	13,508	5,600	850
State and Municipal	—	—	1,012
Mortgage-backed securities	469,086	430,541	439,591
Other securities	33,916	33,117	46,154
Total cost basis of investment securities available for sale	$526,008	$481,772	$498,579
Total market value of investment securities available for sale	$524,573	$490,701	$498,626

Investment securities held to maturity at:

	At December 31,
Cost Basis:	2003	2002	2001
	(In thousands)
U.S. Treasury	$1,155	$—	$—
U.S. Agency	8,096	—	—
Mortgage-backed securities	18,838	15,077	—
Total cost basis of investment securities held to maturity	$28,089	$15,077	$—
Total market value of investment securities held to maturity	$28,095	$15,320	$—

Loan Portfolio

The loan portfolio of the Company consisted of the following:

	At December 31
	2003	2002	2001	2000	1999
	(In thousands)
Commercial	$75,738	$89,127	$123,523	$116,615	$152,042
Commercial loans secured by real estate	206,204	222,854	209,483	193,912	406,927
Real estate-mortgage(1)	194,605	229,154	231,728	242,370	452,507
Consumer	28,343	32,506	36,186	35,749	70,983
Loans	504,890	573,641	600,920	588,646	1,082,459
Less: Unearned income	2,926	4,881	7,619	8,012	8,408
Loans, net of unearned income	$501,964	$568,760	$593,301	$580,634	$1,074,051

(1) At December 31, 2003 and 2002, real estate-construction loans constituted 3.2% and 7.2% of the Company’s total loans, net of unearned income, respectively.

Non-Performing Assets

The following table presents information concerning non-performing assets:

	At December 31
	2003	2002	2001	2000	1999
	(In thousands, except percentages)
Non-accrual loans	$10,781	$6,791	$9,303	$5,803	$4,928
Loans past due 90 days or more	98	50	208	—	1,305
Other real estate owned	532	123	533	158	7,126
Total non-performing assets	$11,411	$6,964	$10,044	$5,961	$13,359
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	2.26%	1.22%	1.67%	1.01%	1.21%

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

	Year ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Interest income due in accordance with original terms	$670	$470	$340	$464	$494
Interest income recorded	(119)	(14)	(19)	(139)	(20)
Net reduction in interest income	$551	$456	$321	$325	$474

Deposits

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	At December 31
	2003		2002		2001
	(In thousands)
Demand:
Non-interest bearing	$104,330	—%	$105,830	—%	$91,033	—%
Interest bearing	51,872	0.39	49,681	0.50	47,530	0.97
Savings	103,450	0.92	100,454	1.32	91,926	1.57
Money market	123,845	1.06	129,902	1.09	134,799	4.65
Other time	282,838	3.20	300,683	4.34	303,135	5.28
Total deposits	$666,335	2.05	$686,550	2.76	$668,423	4.19

Interest expense on deposits consisted of the following:

	Year ended December 31
	2003	2002	2001
	(In thousands)
Interest bearing demand	$201	$249	$434
Savings	948	1,329	1,401
Money market	1,309	1,423	3,654
Certificates of deposit in denominations of $100,000 or more	998	1,127	1,281
Other time	8,047	11,926	14,772
Total interest expense	$11,503	$16,054	$21,542

Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2003:

Maturing in:

(In thousands)
Three months or less	$19,097
Over three through six months	1,081
Over six through twelve months	2,398
Over twelve months	17,373
Total	$39,949

Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings

The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

	At December 31, 2003
	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Other Short-Term Borrowings
	(In thousands, except rates)
Balance	$—	$—	$144,643
Maximum indebtedness at any month end	12,500	—	159,260
Average balance during year	1,732	—	104,048
Average rate paid for the year	1.41%	—%	1.38%
Interest rate on year end balance	—	—	1.06

	At December 31, 2002
	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Other Short-Term Borrowings
	(In thousands, except rates)
Balance	$9,225	$—	$91,563
Maximum indebtedness at any month end	14,200	327	124,116
Average balance during year	2,645	64	53,924
Average rate paid for the year	1.93%	1.07%	1.78%
Interest rate on year end balance	1.50	—	1.48

	At December 31, 2001
	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Other Short-Term Borrowings
	(In thousands, except rates)
Balance	$6,275	$392	$6,187
Maximum indebtedness at any month end	11,050	424	116,463
Average balance during year	2,889	275	51,053
Average rate paid for the year	4.22%	2.72%	3.57%
Interest rate on year end balance	1.82	1.25	1.50

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company’s investment portfolio.

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

Item 3.  Legal Proceedings

The Company is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of both management and legal counsel, there is no present basis to conclude that the resolution of these claims will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted by the Company to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

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

Common Stock

AmeriServ Financial, Inc.’s Common Stock is traded on the NASDAQ National Market System under the symbol ASRV. The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

	Closing Prices		Cash Dividends Declared
	High	Low
Year ended December 31, 2003:
First Quarter	$3.90	$2.41	$0.00
Second Quarter	3.90	3.10	0.00
Third Quarter	4.17	3.46	0.00
Fourth Quarter	5.16	4.27	0.00
Year ended December 31, 2002:
First Quarter	$5.15	$4.40	$0.09
Second Quarter	5.24	4.50	0.09
Third Quarter	4.79	2.30	0.09
Fourth Quarter	3.42	2.25	0.03

Item 6.  Selected Consolidated Financial Data

SELECTED TEN-YEAR CONSOLIDATED FINANCIAL DATA

	At or for the year ended December 31
	2003	2002*	2001*	2000**	1999	1998	1997	1996	1995	1994
	(Dollars in thousands, except per share data)
Summary of Income Statement Data:
Total interest income	$55,005	$66,015	$81,659	$107,298	$165,188	$158,958	$154,788	$137,333	$129,715	$102,811
Total interest expense	30,360	38,647	53,461	69,839	99,504	93,728	87,929	76,195	73,568	46,993
Net interest income	24,645	27,368	28,198	37,459	65,684	65,230	66,859	61,138	56,147	55,818
Provision for loan losses	2,961	9,265	1,350	2,096	1,900	600	158	90	285	(2,765)
Net interest income after provision for loan losses	21,684	18,103	26,848	35,363	63,784	64,630	66,701	61,048	55,862	58,583
Total non-interest income	16,929	19,687	18,075	16,609	24,374	23,689	20,203	18,689	16,543	8,187
Total non-interest expense	38,277	46,367	42,536	51,734	60,815	59,520	54,104	52,474	50,557	49,519
Income (loss) before income taxes	336	(8,577)	2,387	238	27,343	28,799	32,800	27,263	21,848	17,251
Provision (benefit) for income taxes	(213)	(3,425)	412	(1,478)	6,922	7,655	9,303	7,244	6,045	5,931
Net income (loss)	$549	$(5,152)	$1,975	$1,716	$20,421	$21,144	$23,497	$20,019	$15,803	$11,320
Per Common Share Data:(1)
Basic earnings (loss) per share	$0.04	$(0.37)	$0.15	$0.13	$1.53	$1.51	$1.56	$1.28	$0.96	$0.73
Diluted earnings (loss) per share	0.04	(0.37)	0.15	0.13	1.52	1.48	1.54	1.28	0.96	0.73
Cash dividends declared	0.00	0.30	0.36	0.42	0.59	0.60	0.53	0.46	0.35	0.32
Book value at period end	5.32	5.77	6.01	5.83	8.46	10.48	10.77	9.97	9.45	8.19
Balance Sheet and Other Data:
Total assets	$1,147,886	$1,175,550	$1,198,859	$1,254,261	$2,467,479	$2,377,081	$2,239,110	$2,087,112	$1,885,372	$1,788,890
Loans and loans held for sale, net of unearned income	503,387	572,977	599,481	590,271	1,095,804	1,066,321	989,575	939,726	834,634	868,004
Allowance for loan losses	11,682	10,035	5,830	5,936	10,350	10,725	12,113	13,329	14,914	15,590
Investment securities available for sale	524,573	490,701	498,626	550,232	1,187,335	661,491	580,115	455,890	427,112	259,462
Investment securities held to maturity	28,089	15,077	—	—	—	508,142	536,608	546,318	463,951	524,638
Deposits	654,597	669,929	676,346	659,064	1,230,941	1,176,291	1,139,527	1,138,738	1,177,858	1,196,246
Total borrowings	410,206	410,135	424,665	500,580	1,099,842	1,026,570	913,056	770,102	534,182	432,735
Stockholders’ equity	74,270	80,256	81,990	78,407	112,557	141,670	158,180	151,917	150,492	137,136
Full-time equivalent employees	413	422	475	477	745	762	765	759	742	780

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

	At or for the year ended December 31
	2003		2002*		2001*		2000**		1999		1998		1997		1996		1995		1994
	(Dollars in thousands, except per share data)
Selected Financial Ratios:
Return on average total equity	0.71%		(6.18)%		2.37%		2.11%		15.48%		14.13%		15.00%		13.36%		11.03%		8.92%
Return on average assets	0.05		(0.43)		0.15		0.11		0.83		0.93		1.09		1.03		0.87		0.75
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	76.90		85.53		88.64		89.56		89.02		87.09		86.84		82.52		70.86		72.56
Ratio of average total equity to average assets	6.67		7.00		6.51		5.20		5.39		6.58		7.28		7.69		7.85		8.39
Common stock cash dividends as a percent of net income (loss) applicable to common stock	—		(80.16)		247.29		327.27		38.51		41.00		34.00		35.28		36.43		44.57
Common and preferred stock cash dividends as a percent of net income (loss)	—		(80.16)		247.29		327.27		38.51		41.00		34.00		35.28		36.43		44.57
Interest rate spread	2.02		2.16		2.08		2.26		2.59		2.58		2.97		3.06		2.94		3.47
Net interest margin	2.31		2.51		2.45		2.63		2.96		3.17		3.43		3.52		3.45		4.03
Allowance for loan losses as a percentage of loans and loans held for sale, net of unearned income, at period end	2.32		1.75		0.97		1.01		0.94		1.01		1.22		1.42		1.79		1.80
Non-performing assets as a percentage of loans and loans held for sale and other real estate owned, at period end	2.26		1.22		1.67		1.01		1.21		0.77		0.89		0.92		1.13		0.91
Net charge-offs as a percentage of average loans and loans held for sale	0.22		0.85		0.26		0.21		0.21		0.19		0.14		0.20		0.08		0.04
Ratio of earnings to fixed charges and preferred dividends:(2)
Excluding interest on deposits	1.02	x	0.62	x	1.07	x	1.01	x	1.47	x	1.54	x	1.72	x	1.7	x	1.77	x	2.3	x
Including interest on deposits	1.01		0.78		1.04		1.00		1.27		1.31		1.37		1.36		1.30		1.37
Cumulative one year GAP ratio, at period end	0.96		1.44		1.30		1.01		0.59		1.03		0.88		0.79		0.86		0.79

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

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2003 Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
	(In thousands, except per share data)
Interest income	$12,957	$13,079	$14,226	$14,743
Non-interest income	3,857	3,982	5,095	3,995
Total revenue	16,814	17,061	19,321	18,738
Interest expense	7,089	7,383	7,792	8,096
Provision for loan losses	384	384	534	1,659
Non-interest expense	9,259	9,112	9,786	10,120
Income (loss) before income taxes	82	182	1,209	(1,137)
Provision (benefit) for income taxes	(98)	(67)	294	(342)
Net income(loss)	$180	$249	$915	$(795)
Basic earnings (loss) per common share	$0.01	$0.02	$0.07	$(0.06)
Diluted earnings (loss) per common share	0.01	0.02	0.07	(0.06)
Cash dividends declared per common share	0.00	0.00	0.00	0.00

	2002 Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
	(In thousands, except per share data)
Interest income	$15,482	$16,202	$17,071	$17,260
Non-interest income	5,086	4,929	5,024	4,648
Total revenue	20,568	21,131	22,095	21,908
Interest expense	8,798	9,408	9,764	10,677
Provision for loan losses	4,530	3,380	815	540
Non-interest expense	10,371	15,005	11,056	9,935
Income (loss) before income taxes	(3,131)	(6,662)	460	756
Provision (benefit) for income taxes	(1,169)	(2,438)	52	130
Net income (loss)	$(1,962)	$(4,224)	$408	$626
Basic earnings (loss) per common share	$(0.14)	$(0.31)	$0.03	$0.05
Diluted earnings (loss) per common share	(0.14)	(0.31)	0.03	0.05
Cash dividends declared per common share	0.03	0.09	0.09	0.09

Item 7.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (M. D. & A.)

The following discussion and analysis of financial condition and results of operations of AmeriServ Financial should be read in conjunction with the consolidated financial statements of AmeriServ Financial, including the related notes thereto, included elsewhere herein. Certain balance sheet items and financial ratios for the years 2002 and 2001 were restated to reflect a $2.5 million prior period adjustment. This prior period adjustment was recorded as of January 1, 2001 and increased retained earnings and reduced deferred tax liabilities. See Note #27 to the consolidated financial statements for further discussion. Management’s discussion and analysis gives effect to this restatement.

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

With the conclusion of 2003, the Company can look at a series of improvements:

•             It has recorded three consecutive quarters of profitability and full year net income of $549,000.

•             It has met its debt service requirements on its guaranteed junior subordinated deferrable interest debentures (trust preferred securities).

•             It continues to meet the requirements of the regulatory Memorandum of Understanding (See Note #24 to the Consolidated Financial Statements).

•             It has refocused itself as a community bank and a market leader in its primary retail markets.

•             It has redefined its primary lending market as approximately a 100 mile radius from Johnstown.

But perhaps most importantly, it has stabilized the three areas of most concern at the end of 2002.

1. As 2002 ended the level of classified loans was growing and exceeded the loan loss reserve — However, during 2003 the loan loss reserve continued to strengthen and as the year progressed, the level of non-performing loans has stabilized. The entire loan portfolio is being monitored closely. All lending procedures have been reviewed and strengthened and the commercial lending area has been completely restructured in an effort to prevent a reoccurrence of the growth in non-performing loans that the Company experienced in recent years.

2. A struggling mortgage-servicing operation that was experiencing significant losses — Even though stabilizing interest rates had reduced the threat of further impairment losses, there was an inherent volatility in mortgage servicing portfolios that endangered the Company. But at the end of 2003, the mortgage banking segment is 75% smaller, thus reducing its ability to significantly threaten future earnings of AmeriServ although it continues to incur operating losses. It is the intent of the Company to develop a strategy to exit the mortgage servicing business as economic conditions permit.

3. A $376 million borrowing from the Federal Home Loan Bank (FHLB) with maturities through 2010 — Even with 38% of the borrowing on an overnight basis, the cost of borrowing was above 4%. However, at the conclusion of 2003, the portfolio has undergone a stringent strategic review. The investment portfolio contains AAA issues that comprise 97% of its holdings; it has a short investment duration of approximately two years; it has $100 million of hedges in place to protect against falling rates and it is positioned to benefit from rising rates with its short investment duration. By recording $3.8 million of security gains in 2003, the Company has demonstrated its ability to manage this portfolio in a volatile rate environment. This would suggest that the inherent risks are being managed carefully. It is the strategic intent of the Company to reduce the asset leverage program to less than 25% of total assets over a three- to five-year period.

PERFORMANCE OVERVIEW. . .The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	Year ended December 31
	2003	2002	2001
	(In thousands, except per share data and ratios)
Net income (loss)	$549	$(5,152)	$1,975
Diluted earnings (loss) per share	0.04	(0.37)	0.15
Return on average equity	0.71%	(6.18)%	2.37%

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

The Company reported a net loss of $5.2 million or $0.37 per share in 2002 compared to net income of $2.0 million or $0.15 per share in 2001. The Company’s 2002 performance was negatively impacted by an increased provision for loan losses, higher non-interest expense, and reduced net interest income. Specifically, the provision for loan losses totaled $9.3 million in 2002; an increase of $7.9 million over the 2001 provision. The higher 2002 provision reflected actions taken to strengthen the allowance for loan losses as a result of continued weakness in the economy and deterioration in credit quality. Non-interest expense in 2002 increased due in part to additional mortgage servicing impairment charges and a $920,000 restructuring charge. Net interest income declined by $830,000 as a smaller level of earning assets more than offset the benefit of an increased net interest margin. These negative items were partially offset by increased non-interest income and a benefit for income taxes.

NET INTEREST INCOME AND MARGIN. . .The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table summarizes the Company’s net interest income performance for each of the past three years:

	Year ended December 31
	2003	2002	2001
	(In thousands, except ratios)
Interest income	$55,005	$66,015	$81,659
Interest expense	30,360	38,647	53,461
Net interest income	24,645	27,368	28,198
Tax-equivalent adjustment	39	72	1,023
Net tax-equivalent interest income	$24,684	$27,440	$29,221
Net interest margin	2.31%	2.51%	2.45%

2003 NET INTEREST PERFORMANCE OVERVIEW. . .The Company’s 2003 net interest income on a tax-equivalent basis decreased by $2.8 million or 10.0% from 2002 due to a lower level of earning assets and a 20 basis point drop in the net interest margin to 2.31%. Loan portfolio shrinkage experienced during 2003 was a predominant factor contributing to both the lower level of earning assets and the net interest margin contraction. The overall net decrease in average loans outstanding reflects significant prepayments caused by the low interest rate environment and the Company’s internal focus on improving asset quality. The Company completed the restructuring of its lending division during the third quarter of 2003 and did report modest growth in total loans in the fourth quarter of 2003 for the first time in six quarters.

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

COMPONENT CHANGES IN NET INTEREST INCOME: 2003 VERSUS 2002. . .Regarding the separate components of net interest income, the Company’s total tax-equivalent interest income for 2003 decreased by $11.0 million or 16.7% when compared to 2002. This decrease was due to a $29.4 million decline in earning assets and a 90 basis point drop in the earning asset yield to 5.15%. Within the earning asset base, the yield on the total investment securities portfolio dropped by 103 basis points to 3.99% while the yield on the total loan portfolio decreased by 63 basis points to 6.30%. Both of these declines reflect the low interest rate environment in place in 2003 as the Federal Reserve reduced the federal funds rate by 550 basis points since the beginning of 2001 in an effort to stimulate economic growth. These significant rate reductions have caused accelerated asset prepayments as borrowers have elected to refinance their higher fixed rate loans into lower cost loans. Additionally, floating or variable rate assets have also repriced downward.

The $29.4 million decline in the volume of earning assets was due to a $69 million or 11.8% decrease in average loans outstanding which more than offset growth in both available for sale (AFS) and held to maturity (HTM) investment securities. The loan decline in 2003 reflected the heightened prepayment pressures and occurred in both commercial loans and residential mortgage loans. The drop in residential mortgage loans was also partially due to the Company’s decision to sell approximately $62 million or 61% of the new mortgage loan production into the secondary market for interest rate risk management purposes. The drop in commercial loans was also caused by reduced new loan production as management was inwardly focused on reorganizing its commercial lending division during 2003. This reorganization included the hiring of a new chief lending officer in February of 2003 and the hiring of four experienced commercial lenders through the end of the third quarter of 2003. The Company did reverse the trend of net loan portfolio shrinkage during the fourth quarter of 2003 and anticipates that it will achieve meaningful commercial loan growth in 2004. This commercial loan growth should lead to a greater composition of loans in the earning asset mix which should contribute to increased net interest income and net interest margin in 2004.

The Company’s total interest expense for 2003 decreased by $8.3 million or 21.4% when compared to 2002. This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $26.9 million or 2.7% lower in 2003 as fewer deposits and borrowings were needed to fund a smaller earning asset base.

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

2002 NET INTEREST PERFORMANCE OVERVIEW. . .The Company’s 2002 net interest income on a tax-equivalent basis decreased by $1.8 million or 6.1% from 2001 due to a lower level of earning assets. This decline more than offset the benefit to net interest income of a six basis point increase in the net interest margin to 2.51%. The reduced level of earning assets was due to a $107 million reduction in the investment securities portfolio. This decrease resulted from the Company’s decision to reduce its interest rate risk by delevering its balance sheet in the fourth quarter of 2001 and maintaining this lower borrowed funds position in 2002. As a result of this action, the Company’s level of FHLB advances and short-term borrowings to total assets averaged 31.9% in 2002 compared to 37.4% in 2001.

COMPONENT CHANGES IN NET INTEREST INCOME: 2002 VERSUS 2001. . .Regarding the separate components of net interest income, the Company’s total tax-equivalent interest income for 2002 decreased by $16.6 million or 20.1% when compared to 2001. This decrease was due to an $88 million decline in earning assets and a 92 basis point drop in the earning asset yield. Within the earning asset base, the yield on the total investment securities portfolio dropped by 107 basis points to 5.02% while the yield on the total loan portfolio decreased by 104 basis points to 6.93%. Both of these declines reflect the lower interest rate environment in place in 2002 as the Federal Reserve reduced the federal funds rate by 475 basis points during 2001 and by an additional 50 basis points in the fourth quarter of 2002 in an effort to stimulate economic growth. These significant rate reductions caused accelerated asset prepayments as borrowers elected to refinance their higher fixed rate loans into lower cost borrowings. Additionally, the downward repricing of floating rate assets also contributed to the lower earning asset yield.

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

The Company’s total interest expense for 2002 decreased by $14.8 million or 27.7% when compared to 2001. This reduction in interest expense was due to a lower volume of interest bearing liabilities (specifically borrowed funds) and a reduced cost of funds. Total average borrowed funds were $101 million or 19.7% lower in 2002 as fewer borrowings were needed to fund a smaller earning asset base which stemmed from managements decision to delever the balance sheet.

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

The lower deposit costs did not negatively impact the Company’s deposit generation strategies, as total average deposits were $18 million or 2.7% higher in 2002 as compared to 2001. This growth in deposits occurred despite the third quarter 2001 strategic sale of approximately $16 million of deposits associated with the Company’s Coalport Branch.

The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). Additionally, a tax rate of approximately 35% is used to compute tax-equivalent yields. Certain balance sheet items for the years 2002 and 2001 were restated to reflect a $2.5 million prior period adjustment. See Note #27 to the consolidated financial statements for further discussion.

	Year ended December 31
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(In thousands, except percentages)
Interest earning assets:
Loans, net of unearned income	$516,250	$33,346	6.30%	$585,646	$41,082	6.93%	$563,392	$45,568	7.97%
Deposits with banks	5,294	54	1.01	14,859	281	1.89	17,173	552	3.17
Federal funds sold and securities purchased under agreements to resell	29	—	0.96	542	9	1.56	1,087	32	2.97
Investment securities:
Available for sale	517,030	20,548	3.97	491,552	24,685	5.02	599,427	36,530	6.09
Held to maturity	25,159	1,096	4.40	594	30	5.09	—	—	—
Total investment securities	542,189	21,644	3.99	492,146	24,715	5.02	599,427	36,530	6.09
Total interest earning assets/ interest income	1,063,762	55,044	5.15	1,093,193	66,087	6.05	1,181,079	82,682	6.97
Non-interest earning assets:
Cash and due from banks	22,371			22,700			21,627
Premises and equipment	11,950			13,165			13,348
Other assets	66,005			67,359			68,192
Allowance for loan losses	(11,431)			(5,997)			(5,798)
TOTAL ASSETS	$1,152,657			$1,190,420			$1,278,448
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$51,872	$201	0.39%	$49,681	$249	0.50%	$47,530	$434	0.91%
Savings	103,450	948	0.92	100,454	1,329	1.32	91,926	1,401	1.52
Money market	123,845	1,309	1.06	129,902	1,423	1.09	134,799	3,654	2.71
Other time	282,838	9,045	3.20	300,683	13,053	4.34	303,135	16,053	5.30
Total interest bearing deposits	562,005	11,503	2.05	580,720	16,054	2.76	577,390	21,542	3.73

Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	105,780	1,464	1.37	56,633	1,015	1.79	54,217	1,950	3.60
Advances from Federal Home Loan Bank	265,184	14,433	5.44	322,557	18,618	5.77	423,767	26,961	6.36
Guaranteed junior subordinated deferrable interest debentures	34,500	2,960	8.58	34,500	2,960	8.58	34,500	2,960	8.58
Long-term debt	—	—	—	—	—	—	2,543	48	1.89
Total interest bearing liabilities/interest expense	967,469	30,360	3.13	994,410	38,647	3.89	1,092,417	53,461	4.89
Non-interest bearing liabilities:
Demand deposits	104,330			105,830			91,033
Other liabilities	3,961			6,856			11,717
Stockholders’ equity	76,897			83,324			83,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,152,657			$1,190,420			$1,278,448
Interest rate spread			2.02			2.16			2.08
Net interest income/net interest margin		24,684	2.31%		27,440	2.51%		29,221	2.45%
Tax-equivalent adjustment		(39)			(72)			(1,023)
Net interest income		$24,645			$27,368			$28,198

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

	2003 vs. 2002			2002 vs. 2001
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Average Volume	Rate	Total	Average Volume	Rate	Total
	(In thousands)
Interest earned on:
Loans, net of unearned income	$(4,378)	$(3,358)	$(7,736)	$1,947	$(6,433)	$(4,486)
Deposits with banks	(132)	(95)	(227)	(68)	(203)	(271)
Federal funds sold and securities purchased under agreements to resell	(6)	(3)	(9)	(12)	(11)	(23)
Investment securities:
Available for sale	1,363	(5,500)	(4,137)	(5,966)	(5,879)	(11,845)
Held to maturity	1,070	(4)	1,066	4	26	30
Total investment securities	2,433	(5,504)	(3,071)	(5,962)	(5,853)	(11,815)
Total interest income	(2,083)	(8,960)	(11,043)	(4,095)	(12,500)	(16,595)
Interest paid on:
Interest bearing demand deposits	12	(60)	(48)	21	(206)	(185)
Savings deposits	42	(423)	(381)	175	(248)	(73)
Money market	(72)	(42)	(114)	(128)	(2,105)	(2,233)
Other time deposits	(739)	(3,269)	(4,008)	(128)	(2,869)	(2,997)
Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	615	(166)	449	91	(1,026)	(935)
Advances from Federal Home Loan Bank	(3,167)	(1,018)	(4,185)	(6,009)	(2,334)	(8,343)
Long-term debt	—	—	—	(24)	(24)	(48)
Total interest expense	(3,309)	(4,978)	(8,287)	(6,002)	(8,812)	(14,814)
Change in net interest income	$1,226	$(3,982)	$(2,756)	$1,907	$(3,688)	$(1,781)

LOAN QUALITY . . .AmeriServ Financial’s written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. Credit reviews are mandatory for all commercial loans and for all commercial mortgages in excess of $250,000 within a 12-month period. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas. The following table sets forth information concerning AmeriServ Financial’s loan delinquency and other non-performing assets.

	At December 31
	2003	2002	2001
	(In thousands, except percentages)
Total loan delinquency (past due 30 to 89 days)	$14,636	$17,878	$11,905
Total non-accrual loans	10,781	6,791	9,303
Total non-performing assets(1)	11,411	6,964	10,044
Loan delinquency as a percentage of total loans and loans held for sale, net of unearned income	2.91%	3.12%	1.99%
Non-accrual loans as a percentage of total loans and loans held for sale, net of unearned income	2.14	1.19	1.55
Non-performing assets as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	2.26	1.22	1.67

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

In addition to the non-performing assets, the Company is carefully monitoring the performance of a $4.3 million commercial exposure to a borrower in the hotel industry. As of December 31, 2003, the borrower is in default of the contractual payments. This credit is secured by a first mortgage on the hotel. At December 31, 2003, the Company classified this loan as substandard and had established a standard allocation of $750,000 within the allowance for loan losses for this credit. It is likely that this loan will move into non- performing status by March 31, 2004.

Between December 31, 2001, and December 31, 2002, total loan delinquency increased sharply by $6 million to 3.12% of total loans. The majority of the increase was in commercial mortgage loans that were between 30 and 60 days delinquent. The increasing trend for loan delinquency reflected weaker economic conditions experienced both nationally and in the Company’s local markets. The Company’s level of non-performing assets dropped from $10.0 million or 1.67% of total loans at December 31, 2001 to $7.0 million or 1.22% of total loans at December 31, 2002. The decline between years was mainly due to increased net charge-offs in 2002 rather than improved credit quality.

At December 31, 2003, the Company had two loans totaling $698,000 that have been restructured involving forgiving a portion of the interest or principal on these loans and granting loan rates less than that of the market rate.

ALLOWANCE AND PROVISION FOR LOAN LOSSES. . .As described in more detail in the Critical Accounting Policies and Estimates section of this M.D.&A., the Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The allowance can be summarized into three elements; 1) reserves established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, economic trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy, financial information, and documentation exceptions, and 3) a general unallocated reserve which provides adequate positioning in the event of variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the bank’s loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. Note that the qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company’s management to establish allocations which accommodate each of the listed risk factors.

The actions taken to strengthen the allowance for loan losses over the past two years resulted from a concerted effort to carefully review the Company’s loan portfolio in light of deterioration in credit quality and the weakness in the economy. Additionally, in the fourth quarter of 2002, the Company concluded that although its credit and credit administration policies are sound, adherence to these policies had not been consistent. This resulted in incomplete or dated information in credit files. The obtaining of updated borrower financial information and its subsequent analysis led to rating downgrades for numerous credits which contributed to an increased level of classified loans. Specifically, since December 31, 2001 classified loans increased by $21 million or 155% to $35 million. The Company, however, has noted a stabilization in classified loans over the second half of 2003 and has kept its borrower financial information current and exceptions within policy guidelines during 2003. As a result of the increased provisioning, the balance in the allowance for loan losses and key loan portfolio coverage ratios grew. Specifically, at December 31, 2003, the loan loss reserve as a percentage of total loans amounted to 2.32% compared to 1.75% at December 31, 2002 and 0.97% at December 31, 2001. The Company’s loan loss reserve coverage of non-performing assets amounted to 103% at December 31, 2003 compared to 144% at December 31, 2002 and 58% at December 31, 2001. The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended.

Year ended December 31
2003	2002	2001	2000	1999
(In thousands, except ratios and percentages)
Balance at beginning of year	$10,035	$5,830	$5,936	$10,350	$10,725
Reduction due to spin-off of Three Rivers Bank	—	—	—	(5,028)	—
Transfer to reserve for unfunded loan commitments	(139)	—	—	—	—
Charge-offs: Commercial	(425)	(5,119)	(1,147)	(792)	(1,802)
Real estate-mortgage	(503)	(516)	(220)	(1,038)	(625)
Consumer	(645)	(348)	(453)	(332)	(576)
Total charge-offs	(1,573)	(5,983)	(1,820)	(2,162)	(3,003)
Recoveries:
Commercial	170	584	133	53	295
Real estate-mortgage	65	160	65	451	199
Consumer	163	179	166	176	234
Total recoveries	398	923	364	680	728
Net charge-offs	(1,175)	(5,060)	(1,456)	(1,482)	(2,275)
Provision for loan losses	2,961	9,265	1,350	2,096	1,900
Balance at end of year	$11,682	$10,035	$5,830	$5,936	$10,350
Loans and loans held for sale, net of unearned income:
Average for the year	$525,604	$592,686	$563,392	$722,633	$1,063,409
At December 31	503,387	572,977	599,481	590,271	1,095,804
As a percent of average loans and loans held for sale:
Net charge-offs	0.22%	0.85%	0.26%	0.21%	0.21%
Provision for loan losses	0.56	1.56	0.24	0.29	0.18
Allowance for loan losses	2.22	1.69	1.03	0.82	0.97
Allowance as a percent of each of the following:
Total loans and loans held for sale, net of unearned income	2.32	1.75	0.97	1.01	0.94
Total delinquent loans (past due 30 to 89 days)	79.82	56.13	48.97	92.40	104.22
Total non-accrual loans	108.36	147.77	62.67	102.29	210.02
Total non-performing assets	102.37	144.10	58.04	99.58	77.48
Allowance as a multiple of net charge-offs	9.94	x	1.98	x	4.01	x	4.01	x	4.55	x
Total classified loans	$35,135	$20,666	$13,758	$11,544	$24,049

During 2003, the Company reclassified a separate reserve of $139,000 for unfunded loan commitments and letters of credit in accordance with Statement of Position (SOP) 01-06.

The Company’s provision for loan losses for 2003 totaled $3.0 million or 0.56% of average loans with a sizable portion of the funding occurring in the first quarter. This represented a significant decrease of $6.3 million from the 2002 provision of $9.3 million or 1.56% of total loans. Net charge-offs were also lower in 2003 totaling $1.2 million or 0.22% of average loans compared to net charge-offs of $5.1 million or 0.85% of average loans in 2002. As a result of the provision exceeding net charge-offs, the balance in the allowance for loan losses increased by $1.6 million during 2003. The Company’s loan loss reserve coverage of total non-performing assets declined to 102% at December 31, 2003 compared to 144% at December 31, 2002 due to the previously discussed increase in non-performing assets. The allowance for loan losses to total loans ratio increased to 2.32% due to the net paydown of the loan portfolio and the building of the allowance for loan losses to address credit quality deterioration.

The Company’s provision for loan losses for 2002 totaled $9.3 million or 1.56% of average loans. This represented a significant increase of $7.9 million from the 2001 provision of $1.4 million or 0.24% of total loans. Net charge-offs were also higher in 2002 totaling $5.1 million or 0.85% of average loans compared to net charge-offs of $1.5 million or 0.26% of average loans in 2001. The higher net charge-offs in 2002 are primarily attributable to: a $2.0 million charge-off on a food services loan at the Pittsburgh Airport, a $1.6 million charge-off related to the workout of a commercial lease in the steel industry, and a $600,000 charge-off on a lumber industry credit. The Company did benefit from a $415,000 recovery that was collected in the first quarter of 2002 on a 1998 charged-off commercial loan. As a result of the provision exceeding net charge-offs, the balance in the allowance for loan losses increased by $4.2 million during 2002. Overall, net charge-offs were highest in 2002 when compared to the other years presented in the above table. This would suggest that the Company’s general net charge-off experience typically ranges from $1.2 to $1.5 million.

The following schedule sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

	At December 31
	2003		2002		2001		2000		1999
	Amount	Percent of Loans in Each Category to Loans	Amount	Percent of Loans in Each Category to Loans	Amount	Percent of Loans in Each Category to Loans	Amount	Percent of Loans in Each Category to Loans	Amount	Percent of Loans in Each Category to Loans
	(In thousands, except percentages)
Commercial	$2,623	15.0%	$1,932	15.6%	$1,706	20.6%	$1,390	19.8%	$1,991	13.9%
Commercial loans secured by real estate	7,120	41.0	5,968	38.9	2,874	34.9	1,465	32.8	2,928	37.1
Real estate-mortgage	376	38.9	469	40.7	403	39.7	390	42.7	791	43.3
Consumer	853	5.1	826	4.8	596	4.8	506	4.7	631	5.7
Allocation to general risk	710		840		251		2,185		4,009
Total	$11,682		$10,035		$5,830		$5,936		$10,350

Even though residential real estate-mortgage loans comprise 39% of the Company’s total loan portfolio, only $376,000 or 3.2% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based primarily upon the Company’s five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company’s historical loss experience in these categories, and other qualitative factors. The Company strengthened its allocations to the commercial and commercial real estate segments of the loan portfolio during the past three years. Factors considered by the Company that led to increased qualitative allocations to the commercial segments of the portfolio included: the slowing of the national and regional economies and its corresponding impact on the Company’s loan delinquency trends, the increase in concentration risk among our 25 largest borrowers compared to total loans, the overall growth in the average size associated with these credits and a continued but reduced number of financial information and documentation exceptions.

In addition to the specific and formula-driven reserve calculations, the Company has consistently established a general unallocated reserve to provide for risk inherent in the loan portfolio as a whole. Management believes that its judgment with respect to the establishment of the reserve allocated to general risk has been validated by experience and prudently reflects the model and estimation risk associated with the specific and formula driven allowances. The Company determines the unallocated reserve based on a variety of factors, some of which also are components of the formula-driven methodology. These include, without limitation, the previously mentioned qualitative factors along with general economic data, management’s assessment of the direction of interest rates, and credit concentrations. In conjunction with the establishment of the general unallocated reserve, the Company also looks at the total allowance for loan losses in relation to the size of the total loan portfolio and the level of non-performing assets.

Based on the Company’s loan loss reserve methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, management believes that the allowance for loan losses was adequate for each of the fiscal years presented in the table above. The Company’s management is unable to determine in what loan category future charge-offs and recoveries may occur.

NON-INTEREST INCOME. . .Non-interest income for 2003 totaled $16.9 million; a $2.8 million or 14.0% decrease from the 2002 performance. Factors contributing to the lower non-interest income in 2003 included:

•             a $758,000 loss realized in the first quarter of 2003 on the sale of approximately 69% of the Company’s mortgage servicing portfolio. Largely as a result of this sale, the value of the Company’s mortgage servicing rights declined from $6.9 million at December 31, 2002 to $1.7 million at December 31, 2003. This downsizing of the mortgage servicing asset reduces the level of interest rate risk and earnings volatility at the Company.

•             a $507,000 decrease in gains realized on the sale of investment securities as a steeper yield curve in the second half of 2003 limited the Company’s ability to capture profits on prepaying securities.

•             a $277,000 drop in revenue from bank owned life insurance due to the receipt of a death benefit for an employee insured under the program in the prior year.

•             a $1.5 million decrease in other income resulting from the Company’s decision to exit the merchant card business in the fourth quarter of 2002, reduced revenue generated from the sale of annuities and a decline in revenue related to mortgage loan sales into the secondary market in the second half of 2003.

•             a $321,000 or 6.9% increase in trust fees due to successful business development efforts related to union collective investment funds and improving equity market values that have increased the value of trust assets on which fees are assessed.

Non-interest income for 2002 totaled $19.7 million; a $1.6 million or 8.9% increase from the 2001 performance. Factors contributing to the net increase in non-interest income in 2002 included:

•             a $2.4 million increase in gains realized on the sale of investment securities as the Company took advantage of volatility in the market in 2002 to shorten the investment portfolio duration and also capture profits on securities that had risks of accelerated prepayments or extension. These gains were also used to help offset the heightened mortgage servicing impairment charge.

•             the non-recurrence of a $1.4 million gain realized on the sale of the Coalport branch in 2001.

•             a $731,000 increase in deposit service charges due to the full year benefit of an overdraft privilege program that was implemented in the fourth quarter of 2001.

•             a $244,000 increase in revenue from bank owned life insurance due to the receipt of a death benefit for an employee insured under the program.

•             a $386,000 decrease in other income due in part to the Company’s receipt of a $300,000 payment for the legal rights to its former name in Western Pennsylvania in 2001. No such payment was received in 2002. Reduced fees on the early termination of leased equipment and fixed asset sales also negatively impacted this line item. These negative items overshadowed a $399,000 increase in revenue from fixed annuity sales. The Company also successfully exited the merchant card business by generating a $185,000 gain on the sale of its merchant card portfolio in the fourth quarter of 2002. The Company concluded that it lacked the necessary scale to effectively compete in this line of business.

NON-INTEREST EXPENSE. . .Non-interest expense for 2003 totaled $38.3 million; an $8.1 million or 17.4% decrease from the 2002 performance. This decline reflects the Company’s continued focus on reducing and containing expenses. Factors contributing to the sizable decrease in non-interest expense in 2003 included:

•             the dramatic downsizing of the mortgage servicing asset in the first quarter of 2003 reduced the impact of lower mortgage rates on the Company’s performance. Specifically, the Company’s impairment charge on mortgage servicing rights amounted to $3.7 million in 2002 compared to $390,000 in 2003 or a decline of $3.3 million. The valuation of mortgage servicing rights is a critical accounting policy because it requires the use of estimates related to interest rates and prepayment speeds (see further discussion in Critical Accounting Policies and Estimates section of this M.D.&A.).

•             a $1.7 million or 8.1% decrease in salaries and employee benefits as on average there were 32 fewer full time equivalent employees when compared to 2002. The lower salaries expense was partially offset by higher medical insurance costs as a result of premium increases and increased pension expense.

•             the Company also recorded in the third quarter of 2002 a $920,000 restructuring charge associated with implementing its earnings improvement program. There was no such charge in 2003. At December 31, 2002, the Company had a remaining liability of $555,000 related to the restructuring charge that was recorded within other liabilities on the consolidated balance sheet. In 2003 the Company paid $462,000 for items associated with the restructuring charge. The remaining liability at December 31, 2003 totals $93,000.

•             a $2.3 million decline in other expenses due to cost cutting in numerous expense categories some of the larger of which included advertising expense, merchant card expense, business development expense, and education expense.

Non-interest expense for 2002 totaled $46.4 million; a $3.8 million or 9.0% increase from the 2001 performance. Factors contributing to the net increase in non-interest expense in 2002 included:

•             the Company recognized a $3.7 million non-cash impairment charge on its mortgage servicing rights in 2002. This impairment charge was $1.2 million greater than 2001 and reflects an increase in mortgage prepayment speeds due to further declines in mortgage interest rates. These low rates have contributed to unprecedented levels of mortgage refinancing activity which had a significant negative impact on the value of the Company’s mortgage servicing rights.

•             a $1.0 million increase in salaries and employee benefits due to higher medical insurance premiums, increased sales incentive based compensation, higher pension expense, severance costs related to the former chairman, and salary increases.

•             the recognition of a $920,000 restructuring charge in the third quarter of 2002 associated with the implementation of the Company’s earnings improvement program. This program was expected to produce at least $4 million of annual expense reduction and this result was successfully achieved in 2003.

•             the Company benefited from the January 1, 2002 adoption of Statement of Financial Accounting Standards #142 which requires that goodwill no longer be amortized but reviewed annually for impairment. The Company recorded $1.3 million of goodwill amortization expense in 2001 while no goodwill amortization or impairment charges were recorded in 2002.

•             a $907,000 increase in professional fees due to higher legal fees, auditing costs and other professional fees. Approximately $177,000 of the increase reflects payments to a consultant who receives a portion of the increased fees generated from the overdraft privilege program. This new program has significantly increased deposit service charge fee revenue.

INCOME TAX EXPENSE. . .The Company recognized an income tax benefit of $213,000 or an effective tax rate of (63.4)% in 2003. The Company recognized a benefit for income taxes of $3.4 million or an effective tax rate of (39.9%) in 2002 compared to an income tax expense of $412,000 or a 17.3% effective tax rate in 2001. The lower tax benefit in 2003 was due to the Company’s improved earnings performance. The Company’s recorded tax benefit reflects the overall low level of pre-tax earnings and the tax-free income the Company receives predominantly from bank owned life insurance. The recorded tax benefit in 2002 resulted from the pre-tax loss the Company experienced in 2002 and was greater than the statutory rate due primarily to the tax-free income the Company generates.

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

SEGMENT RESULTS. . .Note #23 to the Consolidated Financial Statements presents the results of the Company’s key business segments and identifies their net income contribution. Retail banking was again the largest net income contributor earning $3.6 million in 2003. The retail banking net income contribution was down $541,000 from the prior year due to reduced net interest income. This more than offset a favorable reduction in non-interest expense within that segment. When 2002 is compared to 2001, the retail banking net income contribution is down approximately $1.5 million due primarily to the non-recurrence of the $1.4 million gain on the Coalport branch sale that was realized in 2001.

The trust segment’s net income contribution in 2003 amounted to $789,000. This represents an increase of $303,000 from the $486,000 net income contribution earned in 2002 due to a combination of increased fee revenue and lower non-interest expense. The higher fee revenue was due to successful business development efforts related to union collective investment funds and improving equity market values that have increased the value of trust assets on which fees are assessed. In the future, the trust segment will continue to focus on increasing the fee revenue generated from union business activities, particularly the ERECT and Build Funds, which are collective investment funds for trade union pension funds. These funds currently have assets in six states-Pennsylvania, Ohio, Michigan, Illinois, Indiana and Tennessee. The value of assets in these funds has increased by 31% during 2003 and totaled $269 million at December 31, 2003.

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

The commercial lending segment lost $594,000 in 2003, which represented an improvement from the $3.8 million net loss experienced in 2002. The loss in both periods resulted primarily from a high provision for loan losses; although the size of the provision expense did decline by $6 million between years. The 2003 performance also reflects reduced net interest income due to fewer loans outstanding as a result of the previously discussed inward corporate focus on improving asset quality and significant prepayments caused by the low interest rate environment. When 2002 is compared to 2001, the commercial lending segment’s net income contribution went from a positive contribution of $1.9 million in 2001 to a net loss of $3.8 million in 2002. The loss in 2002 resulted primarily from a deterioration in credit quality in the commercial loan and lease portfolio that caused the Company to increase its provision for loan losses by $7.9 million in 2002.

The net loss in the investment/parent segment amounted to $1.7 million but was reduced by $1.0 million between 2003 and 2002 due to lower non-interest expenses (includes the non-recurrence of the $920,000 restructuring charge). This more than offset an $800,000 decrease in the revenue contribution from leveraged assets due largely to fewer investment security gains.

For greater discussion on the future strategic direction of the Company’s key business segments, see Forward Looking Statement which begins on page 33.

BALANCE SHEET. . .The Company’s total consolidated assets were $1.148 billion at December 31, 2003, compared with $1.176 billion at December 31, 2002, which represents a decrease of $27.7 million or 2.4%. This lower level of assets resulted from a $69.6 million or 12.1% decline in total loans and loans held for sale resulting from the prepayment pressures caused by the low interest rate environment and reduced new loan production. Mortgage servicing rights dropped by $5.2 million or 75.2% due primarily to the completed sale of the servicing rights on approximately $450 million in mortgage loan principal values. Premises and equipment decreased as depreciation expense in 2003 exceeded new fixed asset purchases by $1.5 million. These items were partially offset by a $46.9 million increase in the investment securities portfolio as the cash generated from the net loan paydowns was redeployed into both AFS and HTM securities. The size of the Company’s asset leverage program approximated $375 million in 2003 which was comparable with the prior year.

The Company’s deposits totaled $655 million at the end of 2003, which represented a decrease of $15.3 million or 2.3% when compared to the end of 2002 due to certificate of deposit run-off and reduced money market account balances. The Company was able to contain the size of its borrowed funds position as total borrowings remained at $410 million between years. Total stockholders equity decreased by $6.0 million as a result of a drop in accumulated other comprehensive income due to a lower value of the AFS investment securities portfolio. The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at December 31, 2003 of 7.58%, compared to a regulatory minimum of 5.0%.

LIQUIDITY. .. .Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $2.4 million from December 31, 2002, to December 31, 2003, due primarily to $20 million of cash used by financing activities. This was partially offset by $10 million of cash provided by operating activities and $7 million of cash provided by investing activities. Within investing activities, cash used to purchase new investment securities exceeded proceeds from investment security maturities and sales by $56.5 million. Cash advanced for new loan fundings and purchases totaled $127 million and was $68 million less than the cash received from loan principal payments and sales. Within financing activities, payments for maturing certificates of deposit exceeded proceeds from new certificates of deposit by $14 million.

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

Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker’s acceptances, and commercial paper. These assets totaled $62 million at December 31, 2003, which was comparable with the December 31, 2002 level. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. At December 31, 2003, the Company’s subsidiaries had approximately $5 million of unused lines of credit available under informal arrangements with correspondent banks. These lines of credit enable the Company’s banking subsidiary to purchase funds for short-term needs at current market rates. Additionally, the Company’s subsidiary bank is a member of the Federal Home Loan Bank which provides the opportunity to obtain short to longer term advances based upon the banks investment in assets secured by one- to four-family residential real estate. This would suggest a remaining current total available

Federal Home Loan Bank aggregate borrowing capacity of approximately $233 million. The Company has ample liquidity available to fund all outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES. . .The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, both the Company and its subsidiary bank are considered “well capitalized” under all applicable FDIC regulations. The Company anticipates that it will build its capital ratios during 2004 due to the retention of earnings. As presented in Note #24 to the Consolidated Financial Statements, the Company’s asset leverage ratio was 7.58% and the Tier 1 capital ratio was 13.70% at December 31, 2003. Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At December 31, 2003, accumulated other comprehensive loss amounted to $932,000. Additionally, the Company generated approximately $1.4 million of tangible capital in 2003 due to the amortization of core deposit intangible assets.

As a result of the net loss incurred in 2002, the Company announced on January 24, 2003 that it suspended its common stock cash dividend. The Company had declared and paid common stock cash dividends of $0.30 per share in 2002. While the Company had not repurchased any of its own shares since the year 2000, the Company has also suspended its treasury stock repurchase program. For so long as the Company and the Board are parties to the Memorandum Of Understanding (MOU), reinstatement of either the common stock dividend or the treasury stock repurchase program will require the prior written approval of the Company’s primary regulators — the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. (See Note #24, Regulatory Matters, for further discuss of the Memorandum Of Understanding.) The Company believes it is in compliance with the requirements of the MOU.

INTEREST RATE SENSITIVITY. . .Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company’s net interest income, net income and capital. The management and measurement of interest rate risk at AmeriServ Financial is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates all hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3) static GAP analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company’s Board of Directors on an ongoing basis.

The following table presents a summary of the Company’s static GAP positions at December 31, 2003:

Interest Sensitivity Period	3 Months or Less		Over 3 Months through 6 Months		Over 6 Months through 1 Year		Over 1 Year		Total
	(In thousands, except ratios and percentages)
Rate sensitive assets:
Loans	$193,810		$35,556		$43,078		$219,261		$491,705
Investment securities	80,682		38,122		66,571		367,287		552,662
Short-term assets	289		—		—		—		289
Bank owned life insurance	—		—		29,515		—		29,515
Total rate sensitive assets	$274,781		$73,678		$139,164		$586,548		$1,074,171
Rate sensitive liabilities:
Deposits:
Non-interest bearing deposits	$—		$—		$—		$103,982		$103,982
NOW and Super NOW	8,762		—		—		53,204		61,966
Money market	76,468		—		—		30,753		107,221
Other savings	26,087		—		—		78,264		104,351
Certificates of deposit of $100,000 or more	19,097		1,081		2,398		17,373		39,949
Other time deposits	45,124		33,906		47,597		110,501		237,128
Total deposits	175,538		34,987		49,995		394,077		654,597
Borrowings	149,652		9		18		260,527		410,206
Total rate sensitive liabilities	$325,190		$34,996		$50,013		$654,604		$1,064,803
Off balance sheet hedges:	(100,000)		—		—		100,000		—
Interest sensitivity GAP:
Interval	(150,409)		38,682		89,151		31,944		—
Cumulative	$(150,409)		$(111,727)		$(22,576)		$9,368		$9,368
Period GAP ratio	0.65	x	2.11	x	2.78	x	1.06	x
Cumulative GAP ratio	0.65		0.76		0.96		1.01
Ratio of cumulative GAP to total assets	(13.10)%		(9.73)%		(1.97)%		0.82%

When December 31, 2003, is compared to December 31, 2002, the Company’s one year cumulative GAP ratio became negative due primarily to the execution of fair value hedges that converted certain fixed rate borrowings into variable rate borrowings.

Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company’s asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/—7.5% which include interest rate movements of at least 200 basis points. Under the current historically low interest rate environment, a declining 200 basis point or greater scenario is improbable and therefore is of limited value. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

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

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200 bp increase	(5.7)%	15.7%
100 bp decrease	(4.6)%	(25.3)%

As indicated in the table, market value of portfolio equity increased by 15.7% under a 200 basis point increase scenario due primarily to the increased value of the Company’s core deposit base. The maximum negative variability of net interest income of (4.6)% and market value of portfolio equity of (25.3)% occurred in a 100 basis point downward rate shock and reflects further impairment of the remaining mortgage servicing rights in a falling interest rate environment along with a reduced value for core deposits and a greater liability for fixed rate FHLB advances. Net interest income in the declining rate forecast was also negatively impacted by the Company’s inability to further reduce certain core deposit costs given the historic lows of current interest rates. Note the fair value hedges executed in 2003 helped reduce the Company’s exposure to flat and declining interest rates. Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

Within the investment portfolio at December 31, 2003, 95% of the portfolio is classified as available for sale and 5% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth as needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity but has no impact on regulatory capital. Furthermore, it is the Company’s intent to continue to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market.

The amount of loans outstanding by category as of December 31, 2003, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

	One Year or Less	More Than One Year Through Five Years	Over Five Years	Total Loans
	(In thousands, except ratios)
Commercial	$21,891	$49,795	$4,052	$75,738
Commercial loans secured by real estate	33,543	102,246	70,415	206,204
Real estate-mortgage	18,497	48,143	127,965	194,605
Consumer	2,747	21,122	4,474	28,343
Total	$76,678	$221,306	$206,906	$504,890
Loans with fixed-rate	$19,327	$142,371	$146,684	$308,382
Loans with floating-rate	57,351	78,935	60,222	196,508
Total	$76,678	$221,306	$206,906	$504,890
Percent composition of maturity	15.2%	43.8%	41.0%	100.0%
Fixed-rate loans as a percentage of total loans				61.1%
Floating-rate loans as a percentage of total loans				38.9%

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

	Payments Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Deposits without a stated maturity	11	$377,520	$—	$—	$—	$377,520
Certificates of deposit	11	149,203	79,266	24,881	23,727	277,077
Borrowed funds	12	149,643	15,000	—	211,063	375,706
Guaranteed junior subordinated deferrable interest debentures	12	—	—	—	34,500	34,500
Lease commitments	16	1,190	1,924	913	998	5,025

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

Account — Allowance for Loan Losses

Balance Sheet Reference — Allowance for Loan Losses

Income Statement Reference — Provision for Loan Losses

Description

As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

•             A detailed review of all criticized and impaired loans with balances over $250,000 to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

•             The application of formula driven reserve allocations for all commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.

•             The application of formula driven reserve allocations to consumer and mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company’s five-year historical average of actual loan net charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical net charge-off experience for consumer loans.

•             The application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.

•             The maintenance of a general unallocated reserve to accommodate inherent risk in the Company’s portfolio that is not identified through the Company’s specific loan and portfolio segment reviews discussed above. Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company and its Board of Directors believe a general unallocated reserve is needed to recognize the estimation risk associated with the specific and formula driven allowances. In conjunction with the establishment of the general unallocated reserve, the Company also looks at the total allowance for loan losses in relation to the size of the total loan portfolio and the level of non-performing assets.

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

The Company’s policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $250,000 within a 12 month period. The Company defines classified loans as those loans rated substandard and doubtful. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

The Company believes that it uses the best information available to determine the adequacy of the allowance for loan losses. However, future adjustments to the allowance for loan losses may be necessary and the results of operations could be significantly and adversely affected if conditions differ substantially from the assumptions used in making the determinations.

Account — Mortgage Servicing Rights

Balance Sheet Reference — Mortgage Servicing Rights

Income Statement Reference — Net Mortgage Servicing Fees and Impairment Charge for Mortgage Servicing Rights

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

1.     The Retail Bank — When the $400 million asset leverage program is extracted, the Retail Bank remains a strong $800 million bank buoyed by $650 million in core deposits. This retail bank operates 23 branches and has been consistently profitable. It is a fact that this type of banking in the region has been in a state of chaos in recent years. There have been mergers, divestitures, branch closings, name changes, etc. Unfortunately for AmeriServ, during this period, its focus has been diluted by a spin-off, a name change, operating losses and regulatory criticisms. However, as AmeriServ emerges from its Turnaround it now finds itself to be the largest locally owned, locally managed bank in its primary retail market area. It also has discovered that, in spite of its recent difficulties, its core customers have remained loyal and supportive. The Company believes that its Retail Bank has a powerful future ahead. It has a solid product mix, it has a strong sales ethic, and it intends to build an equally strong service culture. AmeriServ recognizes that its primary market is experiencing weakness, but it believes that as it sharpens its community banking skills, good products and exemplary personal service will enable the Retail Bank to establish a strong base for the Company as a whole.

2.     Commercial Lending — This business unit has been completely restructured in 2003, after experiencing serious difficulties in 2001 and 2002. It has a new chief lending officer and almost an entirely new staff of experienced professional lenders. The unit is focused on the stated primary lending market of an approximate 100 mile radius from Johnstown. It is mounting an energetic customer calling effort to build its loan balances. It has also reengineered its lending procedures. The Company can provide the unit with the capacity to grow substantially and its new procedures should permit it to increase its margins and build permanent relationships. As this unit emerges, it bears little resemblance to its former self and is poised to generate increased loan outstandings in 2004 and be a strong future contributor to the Company’s revenue stream.

3.     Trust Company — This business unit has an almost unique business opportunity. As the largest operating trust company of its kind between Harrisburg and Pittsburgh, it has many facets. It has all of the activities expected of a bank trust department and we believe it is proficient in each of them. In addition, it has a unique capability that sets it apart from almost all other trust operations. As a part of one of only 13 unionized banks in the nation, this unit has developed a strategy and a set of products that leverage that unusual situation. It has been quite successful in building products that serve the union managed pension funds that are a significant facet of certain segments of the American labor scene. These products have no geographic restrictions, nor do they require major commitments of AmeriServ’s capital. They do, however, require skilled professionals to market and manage the trust company’s capabilities. As the Company strengthens, resources will be channeled to the AmeriServ Trust Company so that it can become a greater force in this discrete market niche.

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

This Form 10-K contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations estimates, intentions, operations, future results, and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; and (xii) other external developments which could materially impact the Company’s operational and financial performance.

The foregoing list of important factors is not exclusive, and neither such list nor any forward-looking statement takes into account the impact that any future acquisition may have on the Company and on any such forward-looking statement.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, and liquidity risk. The Company controls and monitors these risks with policies, procedures, and various levels of managerial and Board oversight. The Company’s objective is to optimize profitability while managing and controlling risk within Board approved policy limits.

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company’s primary credit risk occurs in the loan portfolio. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses to control and manage credit risk. The Company’s investment policy and hedging policy strictly limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities.

For information regarding the market risk of the Company’s financial instruments, see Interest Rate Sensitivity in the M. D. & A. presented on pages 28-30. The Company’s principal market risk exposure is to interest rates.

Item 8.  Consolidated Financial Statements and Supplementary Data

Consolidated Balance Sheets

	At December 31
	2003	2002
		(As restated — see Note #27)
	(In thousands)
ASSETS
Cash and due from banks	$24,484	$26,812
Interest bearing deposits	289	362
Investment securities:
Available for sale	524,573	490,701
Held to maturity (market value $28,095 at December 31, 2003 and $15,320 at December 31, 2002)	28,089	15,077
Loans held for sale	1,423	4,217
Loans	504,890	573,641
Less: Unearned income	2,926	4,881
Allowance for loan losses	11,682	10,035
Net loans	490,282	558,725
Premises and equipment, net	11,141	12,674
Accrued income receivable	4,922	6,069
Mortgage servicing rights	1,718	6,917
Goodwill	9,544	9,743
Core deposit intangibles	4,719	6,151
Bank owned life insurance	29,515	28,301
Other assets	17,187	9,801
TOTAL ASSETS	$1,147,886	$1,175,550
LIABILITIES
Non-interest bearing deposits	$103,982	$99,226
Interest bearing deposits	550,615	570,703
Total deposits	654,597	669,929
Federal funds purchased and securities sold under agreements to repurchase	—	9,225
Other short-term borrowings	144,643	91,563
Advances from Federal Home Loan Bank	231,063	274,847
Guaranteed junior subordinated deferrable interest debentures	34,500	34,500
Total borrowed funds	410,206	410,135
Other liabilities	8,813	15,230
TOTAL LIABILITIES	1,073,616	1,095,294
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding on December 31, 2003, and 2002	—	—
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 18,048,518 shares issued and 13,957,599 outstanding on December 31, 2003; 17,989,221 shares issued and 13,898,302 shares outstanding on December 31, 2002	45,121	44,973
Treasury stock at cost, 4,090,919 shares on December 31, 2003 and 2002	(65,824)	(65,824)
Capital surplus	66,809	66,755
Retained earnings	29,096	28,547
Accumulated other comprehensive income (loss), net	(932)	5,805
TOTAL STOCKHOLDERS’ EQUITY	74,270	80,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,147,886	$1,175,550

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

	Year ended December 31
	2003	2002	2001
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans:
Taxable	$33,209	$40,410	$43,076
Tax exempt	98	612	1,810
Deposits with banks	54	281	552
Federal funds sold and securities purchased under agreements to resell	—	9	32
Investment securities:
Available for sale	20,548	24,673	36,189
Held to maturity	1,096	30	—
Total Interest Income	55,005	66,015	81,659
INTEREST EXPENSE
Deposits	11,503	16,054	21,542
Federal funds purchased and securities sold under agreements to repurchase	25	52	132
Other short-term borrowings	1,439	963	1,818
Advances from Federal Home Loan Bank	14,433	18,618	26,961
Guaranteed junior subordinated deferrable interest debentures	2,960	2,960	2,960
Long-term debt	—	—	48
Total Interest Expense	30,360	38,647	53,461
Net Interest Income	24,645	27,368	28,198
Provision for loan losses	2,961	9,265	1,350
Net Interest Income after Provision for Loan Losses	21,684	18,103	26,848
NON-INTEREST INCOME
Trust fees	4,993	4,672	4,759
Net gains on loans held for sale	632	779	718
Net realized gains on investment securities	3,787	4,294	1,913
Service charges on deposit accounts	3,180	2,906	2,175
Net mortgage servicing fees	249	413	349
Bank owned life insurance	1,214	1,491	1,247
Loss on the sale of mortgage servicing rights	(758)	—	—
Gain on sale of branch	—	—	1,396
Other income	3,632	5,132	5,518
Total Non-Interest Income	16,929	19,687	18,075
NON-INTEREST EXPENSE
Salaries and employee benefits	18,923	20,597	19,585
Net occupancy expense	2,816	2,860	2,758
Equipment expense	2,951	3,044	2,940
Professional fees	3,818	3,843	2,936
Supplies, postage, and freight	1,370	1,536	1,550
Miscellaneous taxes and insurance	1,631	1,559	1,482
FDIC deposit insurance expense	201	116	122
Amortization of goodwill	—	—	1,299
Amortization of core deposit intangibles	1,432	1,432	1,433
Impairment charge for mortgage servicing rights	390	3,698	2,510
Goodwill impairment loss	199	—	—
Wholesale mortgage production exit costs	—	(40)	(274)
Restructuring costs	—	920	—
Other expense	4,546	6,802	6,195
Total Non-Interest Expense	38,277	46,367	42,536
INCOME (LOSS) BEFORE INCOME TAXES	336	(8,577)	2,387
Provision (benefit) for income taxes	(213)	(3,425)	412
NET INCOME (LOSS)	$549	$(5,152)	$1,975
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$0.04	$(0.37)	$0.15
Average number of shares outstanding	13,940	13,782	13,567
Diluted:
Net income (loss)	$0.04	$(0.37)	$0.15
Average number of shares outstanding	13,948	13,782	13,570
Cash dividends declared	$0.00	$0.30	$0.36

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31
	2003	2002	2001
	(In thousands)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$549	$(5,152)	$1,975
Other comprehensive income (loss), before tax:
Gains on cashflow hedges arising during period	—	1,231	329
Unrealized holding gains (losses) arising during period	(6,578)	13,026	7,831
Less: reclassification adjustment for gains included in net income (loss)	3,787	4,294	1,913
Other comprehensive income (loss), before tax:	(10,365)	9,963	6,247
Income tax (benefit) expense related to items of other comprehensive income	(3,628)	3,387	2,124
Other comprehensive income (loss), net of tax	(6,737)	6,576	4,123
Cumulative effect of change in accounting principle, net of tax	—	—	(1,014)
Comprehensive income (loss)	$(6,188)	$1,424	$5,084

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Year ended December 31
	2003	2002	2001
	(In thousands)
PREFERRED STOCK
Balance at beginning of period	$—	$—	$—
Balance at end of period	—	—	—
COMMON STOCK
Balance at beginning of period	44,973	44,333	43,857
Stock options exercised/new shares issued	148	640	476
Balance at end of period	45,121	44,973	44,333
TREASURY STOCK
Balance at beginning of period	(65,824)	(65,824)	(65,824)
Balance at end of period	(65,824)	(65,824)	(65,824)
CAPITAL SURPLUS
Balance at beginning of period	66,755	66,423	66,016
Stock options exercised/new shares issued	54	332	407
Balance at end of period	66,809	66,755	66,423
RETAINED EARNINGS
Balance at beginning of period — as previously reported	—	—	38,238
Prior period adjustment — see Note #27	—	—	2,500
Balance at beginning of period — as restated	28,547	37,829	40,738
Net income (loss)	549	(5,152)	1,975
Cash dividends declared	—	(4,130)	(4,884)
Balance at end of period	29,096	28,547	37,829
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period	5,805	(771)	(3,880)
Cumulative effect of change in accounting principle, net of tax	—	—	(1,014)
Other comprehensive income (loss), net of tax	(6,737)	6,576	4,123
Balance at end of period	(932)	5,805	(771)
TOTAL STOCKHOLDERS’ EQUITY	$74,270	$80,256	$81,990

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31
	2003	2002	2001
	(In thousands)
OPERATING ACTIVITIES
Net income (loss)	$549	$(5,152)	$1,975
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	2,961	9,265	1,350
Depreciation and amortization expense	2,126	1,964	1,775
Amortization expense of goodwill and core deposit intangibles	1,432	1,432	2,732
Amortization expense of mortgage servicing rights	774	1,777	1,562
Impairment charge for mortgage servicing rights	390	3,698	2,510
Net amortization of investment securities	3,083	2,044	2,217
Goodwill impairment loss	199	—	—
Net realized gains on investment securities — available for sale	(3,787)	(4,294)	(1,913)
Net realized gains on loans held for sale	(632)	(779)	(718)
Loss on sale of mortgage servicing rights	758	—	—
Origination of mortgage loans held for sale	(60,643)	(78,211)	(94,298)
Sales of mortgage loans held for sale	62,014	75,957	90,224
Decrease in accrued income receivable	1,147	598	1,926
Decrease in accrued expense payable	(1,316)	(1,735)	(1,443)
Net increase in other assets	(4,972)	(8,235)	(3,350)
Net increase (decrease) in other liabilities	(2,185)	4,023	6,507
Net cash provided by operating activities	1,898	2,352	11,056
INVESTING ACTIVITIES
Purchase of investment securities and other short-term investments — available for sale	(618,232)	(721,380)	(612,485)
Purchase of investment securities and other short-term investments — held to maturity	(19,377)	(15,077)	—
Proceeds from maturities of investment securities and other short-term investments — available for sale	145,811	156,684	208,683
Proceeds from maturities of investment securities and other short-term investments — held to maturity	6,621	—	—
Proceeds from sales of investment securities and other short-term investments — available for sale	428,633	583,755	461,119
Long-term loans originated	(111,249)	(179,188)	(138,366)
Principal collected on long-term loans	194,884	208,109	158,397
Loans purchased or participated	(15,340)	(10,910)	(28,385)
Loans sold or participated	—	5,900	3,728
Net decrease (increase) in other short-term loans	(758)	566	(1,248)
Purchases of premises and equipment	(919)	(1,173)	(2,427)
Sale/retirement of premises and equipment	325	—	716
Purchase of mortgage servicing rights	(675)	(4,564)	(2,290)
Sale of mortgage servicing rights	3,952	—	301
Net cash provided by investing activities	$13,676	$22,722	$47,743

See accompanying notes to consolidated financial statements.

	Year ended December 31
	2003	2002	2001
	(In thousands)
FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	$260,680	$283,078	$177,631
Payments for maturing certificates of deposit	(274,424)	(294,307)	(173,111)
Net increase (decrease) in demand and savings deposits	(1,588)	4,812	12,762
Net increase (decrease) in federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	43,855	87,934	(38,231)
Net principal repayments on advances from Federal Home Loan Bank	(43,784)	(102,464)	(36,040)
Repayments of long-term debt	—	—	(1,644)
Common stock dividends paid	—	(4,130)	(4,884)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(2,916)	(2,916)	(2,916)
Proceeds from dividend reinvestment and stock purchase plan and stock options exercised	202	972	883
Net cash used in financing activities	(17,975)	(27,021)	(65,550)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,401)	(1,947)	(6,751)
CASH AND CASH EQUIVALENTS AT JANUARY 1	27,174	29,121	35,872
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$24,773	$27,174	$29,121

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

Principles of Consolidation:

On April 24, 2001, at the annual shareholders’ meeting USBANCORP, Inc. changed its name effective May 7, 2001, to AmeriServ Financial, Inc. The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), Trust Company, AmeriServ Associates, Inc. (AmeriServ Associates), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 23 locations in Pennsylvania. Standard Mortgage Corporation of Georgia (SMC), a subsidiary of the Bank, is a mortgage banking company whose business includes the servicing of mortgage loans. AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates and the differences may be material to the consolidated financial statements. The Company’s most significant estimates are the allowance for loan losses and the valuation of mortgage servicing rights.

Investment Securities:

Securities are classified at the time of purchase as investment securities held to maturity if it is management’s intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management’s intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company’s asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation (depreciation) excluded from income and credited (charged) to accumulated other comprehensive income (loss) within stockholders’ equity on a net of tax basis. Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation (depreciation)

included in income on a net of tax basis. The Company presently does not engage in trading activity. Realized gain or loss on securities sold is computed upon the adjusted cost of the specific securities sold.

Loans:

Interest income is recognized using methods which approximate a level yield related to principal amounts outstanding. The Company’s subsidiaries discontinue the accrual of interest income when loans, except for loans that are insured for credit loss, become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. In all cases, payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. A non-accrual commercial loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments. Residential mortgage loans are placed on accrual status upon becoming current.

Loan Fees:

Loan origination and commitment fees, net of associated direct costs, are deferred and amortized into interest and fees on loans over the loan or commitment period. Fee amortization is determined by the effective interest method.

Loans Held for Sale:

Certain newly originated fixed-rate residential mortgage loans are classified as held for sale, because it is management’s intent to sell these residential mortgage loans. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.

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

Allowance for Loan Losses and Charge-off Procedures:

As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

•             A detailed review of all criticized and impaired loans with balances over $250,000 to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.

•             The application of formula driven reserve allocations for all commercial and commercial real-estate loans are calculated by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the dynamic nature of the migration analysis.

•             The application of formula driven reserve allocations to consumer and mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company’s five-year historical average of actual loan net charge-offs experienced in that category.

The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical net charge-off experience for consumer loans.

•             The application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.

•             The maintenance of a general unallocated reserve to accommodate inherent risk in the Company’s portfolio that is not identified through the Company’s specific loan and portfolio segment reviews discussed above. Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company and its Board of Directors believe a general unallocated reserve is needed to recognize the estimation risk associated with the specific and formula driven allowances. In conjunction with the establishment of the general unallocated reserve, the Company also looks at the total allowance for loan losses in relation to the size of the total loan portfolio and the level of non-performing assets.

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

The Company’s policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $250,000 within a 12 month period. The Company defines classified loans as those loans rated substandard and doubtful. The Company has also identified two pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

Reserve for Unfunded Loan Commitments and Letters of Credit:

The allowance for unfunded loan commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers and the terms and expiration dates of the unfunded credit facilities. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for loan losses and a separate reserve is recorded within the liabilities section of the consolidated balance sheet in other liabilities.

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

The fair value of originated MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio.  Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect AmeriServ’s actual prepayment experience.

For purposes of evaluating and measuring impairment, the Company stratifies the rights based on risk characteristics. If the discounted projected net cash flows of a stratum are less than the carrying amount of the stratum, the stratum is written down to the amount of the discounted projected net cash flows through a valuation account. This writedown is recorded in the line item on the Consolidated Statements of Operations titled Impairment charge for mortgage servicing rights. The Company has determined that the predominant risk characteristics of its portfolio are loan type and interest rate. For the purposes of evaluating impairment, the Company has stratified its portfolio in 200 basis point tranches by loan type. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Servicing fees, net of amortization, impairment, and related gains and losses on sales are recorded in individual lines on the Consolidated Statement of Operations.  The value of mortgage servicing rights is subject to interest rate and prepayment risk. It is likely that the value of these assets will decrease if interest rates decline and prepayments occur at greater than the expected rate and conversely the value of servicing increases if interest rates rise and prepayment speeds slow.

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

Stock-based Compensation:

At December 31, 2003, the Company has stock based compensation plans, which are described more fully in Note #18 Stock Compensation Plans. The Company accounts for these plans under Accounting Principles Board Opinion #25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation expense has been reflected in net income as all rights and options to purchase the Company’s stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the income from continuing operations and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) #123, “Accounting for Stock-Based Compensation,” as amended, to stock compensation plans.

Pro forma income (loss)

and earnings (loss) per share

	Year ended December 31
	2003	2002	2001
	(In thousands, except per share data)
Net income (loss), as reported	$549	$(5,152)	$1,975
Less: Total stock compensation expense determined under the fair value method for all awards, net of related tax effects	(35)	(58)	(76)
Pro forma income (loss)	$514	$(5,210)	$1,899
Earnings (loss) per share:
Basic as reported	$0.04	$(0.37)	$0.15
Basic pro forma	0.04	(0.38)	0.14
Diluted as reported	0.04	(0.37)	0.15
Diluted pro forma	0.04	(0.38)	0.14

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

Interest Rate Contracts:

The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated Balance Sheet. It is the Company’s policy not to terminate hedge transactions prior to their expiration date. The Company also does not use interest rate contracts for trading purposes.

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

Risk Management Overview:

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, and liquidity risk. The Company controls and monitors these risks with policies, procedures, and various levels of managerial and Board oversight. The Company’s objective is to optimize profitability while managing and controlling risk within Board approved policy limits.

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. The Company’s primary credit risk occurs in the loan portfolio. The Company uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses to control and manage credit risk. The Company’s investment policy and hedging policy strictly limit the amount of credit risk that may be assumed in the investment portfolio and through hedging activities. The following summarizes and describes the Company’s various loan categories and the underwriting standards applied to each:

Commercial

This category includes credit extensions and leases to commercial and industrial borrowers. Business assets, including accounts receivable, inventory and/or equipment, typically secure these credits. In appropriate instances, extensions of credit in this category are subject to collateral advance formulas. Balance sheet strength and profitability are considered when analyzing these credits, with special attention given to historical, current and prospective sources of cash flow, and the ability of the customer to sustain cash flow at acceptable levels. Policy permits flexibility in determining acceptable debt service coverage ratios, with a minimum level of 1.1 to 1 desired. Personal guarantees are frequently required; however, as the financial strength of the borrower increases, the Company’s ability to obtain personal guarantees decreases. In addition to economic risk, this category is impacted by the management ability of the borrower and industry risk, which are also considered during the underwriting process.

Commercial Loans Secured by Real Estate

This category includes various types of loans, including acquisition and construction of investment property, owner-occupied property and operating property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by the Company’s credit policy and follow industry guidelines and norms, and regulatory limitations. Personal guarantees are normally required during the construction phase on construction credits, and are frequently obtained on mid to smaller commercial real estate loans. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, which are monitored and considered at underwriting.

Real Estate — Mortgage

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

Recent Accounting Standards:

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS #146, “Accounting for Costs Associated With Exit or Disposal Activities”. SFAS #146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS #146 addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs, and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. The standard is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on its results of operation or financial position.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and indemnifications. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of those obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. See Note #17, Commitments and Contingent Liabilities, for disclosures currently required under FIN 45.

In December 2002, the FASB issued SFAS #148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of SFAS #123. This Statement amends SFAS #123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS #123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See “Stock-based Compensation” herein and Note #18 Stock Compensation Plans for additional information. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued Interpretation #46 (Revised 2003) “Consolidation of Variable Interest Entities”, (FIN 46-R). FIN 46-R addresses the requirement for business enterprises to consolidate any variable interest entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest. FIN 46-R requires disclosures about the variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The Company does have a variable interest entity. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS #149, “Amendments of Statement #133 on Derivative Instruments and Hedging Activities”. SFAS #149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement #133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS #149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS #149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS #150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS #150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS #150 was effective for instruments entered into or modified after May 31, 2003, and otherwise was effective for the first interim period beginning after June 15, 2003. The adoption of SFAS #150 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued SFAS #132, (Revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This Statement amends Statements #87, “Employers’ Accounting for Pensions”, #88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and #106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. However, the Statement does not change the recognition and measurement requirements of those Statements. This Statement retains the disclosure requirements contained in SFAS #132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which it replaces and requires additional disclosure. Additional new disclosure includes actual mix of plan assets by category, a description of investment strategies and policies used, a narrative description of the basis for determining the overall expected long-term rate of return on asset assumption and aggregate expected contributions. See Note #15, Pension and Profit Sharing Plans, for additional discussion.

2.  Cash and Due from Banks

Cash and due from banks at December 31, 2003, and 2002, included $7,255,000 and $7,155,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3.  Interest Bearing Deposits with Banks

The book value of interest bearing deposits with domestic banks is as follows:

	At December 31
	2003	2002
	(In thousands)
Total	$289	$362

All interest bearing deposits are with domestic banks and mature within four months. The Company had no deposits in foreign banks nor in foreign branches of United States banks. To be in compliance with Housing and Urban Development and Arizona Department of Insurance rules minimum balances of $100,000 are maintained at appropriate institutions.

4.  Investment Securities

The cost basis and market values of investment securities are summarized as follows:

Investment securities available for sale:

	At December 31, 2003
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury	$9,498	$131	$(32)	$9,597
U.S. Agency	13,508	3	(33)	13,478
U.S. Agency mortgage-backed securities	469,086	1,535	(3,051)	467,570
Other securities(1)	33,916	32	(20)	33,928
Total	$526,008	$1,701	$(3,136)	$524,573

(1)       Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity:

	At December 31, 2003
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury	$1,155	$6	$—	$1,161
U.S. Agency	8,096	—	(138)	7,958
U.S. Agency mortgage-backed securities	18,838	138	—	18,976
Total	$28,089	$144	$(138)	$28,095

Investment securities available for sale:

	At December 31, 2002
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury	$12,514	$404	$—	$12,918
U.S. Agency	5,600	167	—	5,767
U.S. Agency mortgage-backed securities	430,541	8,503	(118)	438,926
Other securities(1)	33,117		(27)	33,090
Total	$481,772	$9,074	$(145)	$490,701

Investment securities held to maturity:

	At December 31, 2002
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In thousands)
U.S. Agency mortgage-backed securities	$15,077	$243	$—	$15,320
Total	$15,077	$243	$—	$15,320

(1)       Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

All purchased investment securities are recorded on settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method.

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2003, 97.6% of the portfolio was rated AAA as compared to 97.1% at December 31, 2002. Less than 1.0% of the portfolio was rated below A or unrated on December 31, 2003. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders’ equity at December 31, 2003.

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

The following table sets forth the contractual maturity distribution of the investment securities, cost basis and market values, and the weighted average yield for each type and range of maturity as of December 31, 2003. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the average lives were used. At December 31, 2003, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.04 years. The weighted average expected maturity for available for sale securities at December 31, 2003 for U.S. Treasury, U.S. Agency, U.S. Agency Mortgage-Backed and other securities was 7.8, 3.6, 5.8 and 1.9 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2003 for U.S. Treasury, U.S. Agency, and U.S. Agency Mortgage-Backed securities was 5.0, 2.3 and 3.2 years.

Investment securities available for sale:

	At December 31, 2003
	Within 1 Year		After 1 Year but Within 5 Years		After 5 Years but Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In thousands, except yields)
Cost Basis
U.S. Treasury	$—	—%	$—	—%	$9,498	4.28%	$—	—%	$9,498	4.28%
U.S. Agency	1,117	0.87	12,391	4.09	—	—	—	—	13,508	3.75
U.S. Agency mortgage- backed securities	23,738	4.50	238,364	3.92	138,874	4.26	68,110	4.28	469,086	4.10
Other securities(1)	25,166	1.24	5,750	3.62	1,000	1.53	2,000	2.81	33,916	1.74
Total investment securities available for sale	$50,021	2.78%	$256,505	3.92%	$149,372	4.25%	$70,110	4.24%	$526,008	3.94%
Market value
U.S. Treasury	$—		$—		$9,597		$—		$9,597
U.S. Agency	1,116		12,362		—		—		13,478
U.S. Agency mortgage- backed securities	23,912		237,397		138,010		68,251		467,570
Other securities(1)	25,198		5,750		1,000		1,980		33,928
Total investment securities available for sale	$50,226		$255,509		$148,607		$70,231		$524,573

Investment securities held to maturity:

	At December 31, 2003
	Within 1 Year		After 1 Year but Within 5 Years		After 5 Years but Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In thousands, except yields)
Cost Basis
U.S. Treasury	$—	—%	$—	—%	$1,155	3.66%	$—	—%	$1,155	3.66%
U.S. Agency	—	—	8,096	1.61	—	—	—	—	8,096	1.61
U.S. Agency mortgage-backed securities	—	—	18,838	5.29	—	—	—	—	18,838	5.29
Total investment securities held to maturity	$—	—%	$26,934	4.18%	$1,155	3.66%	$—	—%	$28,089	4.16%
Market value
U.S. Treasury	$—		$—		$1,161		$—		$1,161
U.S. Agency	—		7,958		—		—		7,958
U.S. Agency mortgage-backed securities	—		18,976		—		—		18,976
Total investment securities held to maturity	$—		$26,934		$1,161		$—		$28,095

The following tables present information concerning investments with unrealized losses as of December 31, 2003 (in thousands):

Investment securities available for sale:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$4,798	$(32)	$—	$—	$4,798	$(32)
U.S. Agency	7,059	(33)	—	—	7,059	(33)
U.S. Agency mortgage-backed securities	289,864	(3,034)	3,485	(17)	293,349	(3,051)
Other securities(1)	—	—	1,980	(20)	1,980	(20)
Total investment securities available for sale	$301,721	$(3,099)	$5,465	$(37)	$307,186	$(3,136)

(1)       Other investment securities include corporate notes and bonds, asset-backed securities, and equity securities.

Investment securities held to maturity:

	Less than 12 months		12 months or longer		Total
	Cost Basis	Unrealized Losses	Cost Basis	Unrealized Losses	Cost Basis	Unrealized Losses
U.S. Agency	$8,096	$(138)	$—	$—	$8,096	$(138)
Total investment securities held to maturity	$8,096	$(138)	$—	$—	$8,096	$(138)

Given the quality of the investment portfolio (greater than 97% rated AAA), the Company believes that in accordance with Emerging Issues Task Force 03-1 and the Company’s investment policy the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements.

5.  Loans

The loan portfolio of the Company consisted of the following:

	At December 31
	2003	2002
	(In thousands)
Commercial	$75,738	$89,127
Commercial loans secured by real estate	206,204	222,854
Real estate-mortgage	194,605	229,154
Consumer	28,343	32,506
Loans	504,890	573,641
Less: Unearned income	2,926	4,881
Loans, net of unearned income	$501,964	$568,760

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

	Year ended December 31
	2003	2002
	(In thousands)
Balance January 1	$2,427	$3,912
New loans	3,671	8,989
Payments	(4,279)	(10,474)
Balance December 31	$1,819	$2,427

6.  Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows:

	Year ended December 31
	2003	2002	2001
	(In thousands)
Balance January 1	$10,035	$5,830	$5,936
Provision for loan losses	2,961	9,265	1,350
Recoveries on loans previously charged-off	398	923	364
Loans charged-off	(1,573)	(5,983)	(1,820)
Transfer to reserve for unfunded loan commitments	(139)	—	—
Balance December 31	$11,682	$10,035	$5,830

7.  Non-Performing Assets

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and (iii) other real estate owned (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets).

The following table presents information concerning non-performing assets:

	At December 31
	2003	2002
	(In thousands, except percentages)
Non-accrual loans	$10,781	$6,791
Loans past due 90 days or more	98	50
Other real estate owned	532	123
Total non-performing assets	$11,411	$6,964
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	2.26%	1.22%

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

For impaired loans, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

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

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Interest income due in accordance with original terms	$670	$470	$340
Interest income recorded	(119)	(14)	(19)
Net reduction in interest income	$551	$456	$321

8.  Premises and Equipment

An analysis of premises and equipment follows:

	At December 31,
	2003	2002
	(In thousands)
Land	$1,714	$1,714
Premises	19,478	19,434
Furniture and equipment	18,791	18,356
Leasehold improvements	1,294	1,187
Total at cost	41,277	40,691
Less: Accumulated depreciation and amortization	30,136	28,017
Net book value	$11,141	$12,674

9.  Mortgage Servicing Rights (MSR) Portfolio

The following tables highlight key information regarding the Company’s mortgage servicing portfolio.

	At December 31
	2003	2002
	(In thousands, except percentages and prepayment data)
MSR portfolio balance	$138,699	$652,863
Fair value of MSRs based upon discounted cash flow of servicing portfolio	1,718	6,917
Fair value as a percentage of MSR balance	1.24%	1.06%
Weighted average portfolio interest rate	6.34	6.85

A rollforward of the MSRs is as follows:

	2003	2002
	(In thousands)
January 1 balance	$6,917	$7,828
Acquisition of servicing rights	675	4,564
Impairment charge	(390)	(3,698)
Net sale of servicing rights	(4,710)	—
Amortization of servicing rights	(774)	(1,777)
December 31 balance	$1,718	$6,917

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

10.         Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Other Short-Term Borrowings

The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

	At December 31, 2003
	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Other Short-Term Borrowings
	(In thousands, except rates)
Balance	$—	$—	$144,643
Maximum indebtedness at any month end	12,500	—	159,260
Average balance during year	1,732	—	104,048
Average rate paid for the year	1.41%	—%	1.38%
Interest rate on year end balance	—	—	1.06

	At December 31, 2002
	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Other Short-Term Borrowings
	(In thousands, except rates)
Balance	$9,225	$—	$91,563
Maximum indebtedness at any month end	14,200	327	124,116
Average balance during year	2,645	64	53,924
Average rate paid for the year	1.93%	1.07%	1.78%
Interest rate on year end balance	1.50	—	1.48

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company’s investment portfolio.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was two days at the end of both 2003 and 2002.

At December 31, 2003, the Company’s subsidiaries had approximately $5 million of unused lines of credit available under informal arrangements with correspondent banks.  These lines of credit enable the Company’s banking subsidiary to purchase funds for short-term needs at current market rates.  Additionally, the Company’s subsidiary bank is a member of the Federal Home Loan Bank which provides the opportunity to obtain short to longer term advances based upon the banks investment in assets secured by one- to four-family residential real estate.  The remaining current total available Federal Home Loan Bank aggregate borrowing capacity is approximately $233 million at December 31, 2003.  The Company has ample liquidity available to fund all outstanding loan commitments if they were fully drawn upon.

11.  Deposits

The following table sets forth the balance of the Company’s deposits:

	At December 31
	2003	2002
	(In thousands)
Demand:
Non-interest bearing	$103,982	$99,226
Interest bearing	51,658	50,784
Savings	104,351	100,755
Money market	117,529	128,341
Certificates of deposit in denominations of $100,000 or more	39,949	32,821
Other time	237,128	258,002
Total deposits	$654,597	$669,929

Interest expense on deposits consisted of the following:

	Year ended December 31
	2003	2002	2001
	(In thousands)
Interest bearing demand	$201	$249	$434
Savings	948	1,329	1,401
Money market	1,309	1,423	3,654
Certificates of deposit in denominations of $100,000 or more	998	1,127	1,281
Other time	8,047	11,926	14,772
Total interest expense	$11,503	$16,054	$21,542

The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2003 maturing in the periods presented:

Year	Other Time Deposits	Certificates of Deposit of $100,000 or more
	(In thousands)
2004	$126,627	$22,576
2005	42,675	13,744
2006	21,136	1,712
2007	13,895	1,064
2008	9,274	648
2009 and after	23,521	205

Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2003:

Maturing in:

(In thousands)
Three months or less	$19,097
Over three through six months	1,081
Over six through twelve months	2,398
Over twelve months	17,373
Total	$39,949

12.  Advances from Federal Home Loan Bank and Guaranteed Junior Subordinated Deferrable Interest Debentures

Advances from the Federal Home Loan Bank (FHLB) consist of the following:

	At December 31, 2003
Maturing	Weighted Average Yield	Balance
	(In thousands)
Overnight	1.06%	$144,643
2004	1.21	5,000
2005	6.74	15,000
2006	—	—
2007	—	—
2008	—	—
2009	—	—
2010	5.98	210,000
2011 and after	6.45	1,063
Total advances	5.93	231,063
Total FHLB borrowings	4.05%	$375,706

	At December 31, 2002
Maturing	Weighted Average Yield	Balance
	(In thousands)
Overnight	1.48%	$91,563
2003	4.62	48,750
2004	—	—
2005	6.74	15,000
2006	—	—
2007 and after	5.98	211,097
Total advances	5.78	274,847
Total FHLB borrowings	4.71%	$366,410

All Federal Home Loan Bank stock, along with an interest in certain mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been delivered as collateral to the Federal Home Loan Bank of Pittsburgh to support these borrowings.  At December 31, 2003, the Company had a total of $225 million of FHLB convertible advances which are reflected in the above table.  $15 million of this total matures in 2005 and is callable quarterly at the discretion of the FHLB if the 90-day LIBOR rate were to exceed 8.50%.  $75 million of this total matures in 2010 and is callable quarterly at the discretion of the FHLB if the 90-day LIBOR rate were to exceed 7.50%.  The remaining $135 million of convertible advances mature in 2010 and are callable quarterly at the discretion of the FHLB.  Recent indications from the FHLB suggest that these advances would only be called if interest rates were to rise over 400 basis points from December 31, 2003 levels.  If any FHLB advances are called, the Company would have to replace these funds with debt that would most likely have a higher cost than the called instrument.

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Net proceeds from the $34.5 million offering were used for general corporate purposes, including the repayment of debt, the repurchase of AmeriServ Financial common stock, and investments in and advances to the Company’s subsidiaries. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $1.1 million as of December 31, 2003 and are included in other assets on the consolidated balance sheet, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP.

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

13.  Disclosures About Fair Value of Financial Instruments

SFAS #107, “Disclosures about Fair Value of Financial Instruments”, requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, approximately 95% of its assets and liabilities are considered financial instruments. Many of the Company’s financial instruments, however, lack an available trading market characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimates and present value calculations were used by the Company for the purpose of this disclosure.

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

	2003		2002
	Estimated Fair Value	Recorded Book Balance	Estimated Fair Value	Recorded Book Balance
	(In thousands)
Financial Assets:
Investment securities	$552,668	$552,662	$506,021	$505,778
Net loans (including loans held for sale)	507,261	503,387	581,311	572,977
Financial Liabilities:
Deposits with no stated maturities	$377,520	$377,520	$379,107	$379,107
Deposits with stated maturities	282,843	277,077	297,079	290,822
Short-term borrowings	144,643	144,643	100,788	100,788
All other borrowings	297,076	265,563	350,345	309,347
Derivative Financial Instruments:
Interest rate swaps	$(1,142)	$(1,142)	$—	$—

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

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting. The estimated fair value of instruments used for hedging purposes is estimated by financial modeling performed by an independent third party. These values represent the estimated amount the Company would receive or pay, to terminate the agreements, considering current interest rates, as well as the creditworthiness of the counterparties.

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

14.  Income Taxes

The provision (benefit) for income taxes is summarized below:

	Year ended December 31
	2003	2002	2001
	(In thousands)
Current	$4,704	$(2,274)	$(897)
Deferred	(4,917)	(1,151)	1,309
Income tax provision (benefit)	$(213)	$(3,425)	$412

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	Year ended December 31
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands, except percentages)
Tax expense (benefit) based on federal statutory rate	$118	35.0%	$(3,002)	(35.0)%	$835	35.0%
State income taxes	—	—	—	—	13	0.5
Tax exempt income	(449)	(133.6)	(570)	(6.6)	(843)	(35.3)
Goodwill and acquisition related costs	70	20.8	—	—	442	18.5
Other	48	14.4	147	1.7	(35)	(1.4)
Total (benefit) provision for income taxes	$(213)	(63.4)%	$(3,425)	(39.9)%	$412	17.3%

At December 31, 2003 and 2002, deferred taxes are included in other assets or other liabilities in the accompanying Consolidated Balance Sheets. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	At December 31
	2003	2002
		(As restated — see Note #27)
	(In thousands)
Deferred Tax Assets:
Provision for loan losses	$4,137	$3,512
Mortgage servicing rights	1,706	1,623
Unrealized investment security losses	502	—
Purchased mortgage servicing rights	—	670
Deferred loan fees	—	22
Net operating loss	296	—
Alternative minimum tax credits	1,027	844
Other	221	318
Total tax assets	7,889	6,989
Deferred Tax Liabilities:
Accumulated depreciation	(428)	(531)
Accretion of discount	(13)	(1,222)
Lease accounting	(3,902)	(7,003)
Core deposit and mortgage servicing intangibles	(172)	(445)
Pension	(1,164)	(1,111)
Unrealized investment security gains	—	(3,125)
Other	(123)	(9)
Total tax liabilities	(5,802)	(13,446)
Net deferred tax asset (liability)	$2,087	$(6,457)

The change in net deferred tax assets and liabilities consist of the following:

	Year ended December 31
	2003	2002
	(In thousands)
Investment write-downs (ups) due to SFAS #115, charge to equity	$3,627	$(3,116)
Deferred benefit for income taxes	4,917	1,151
Net increase (decrease)	$8,544	$(1,965)

The Company has alternative minimum tax credit carryforwards of approximately $1.0 million at December 31, 2003. These credits have an indefinite carryforward period. The Company also has a $296,000 net operating loss carryforward that has a carryforward period of 20 years.

15.  Pension and Profit Sharing Plans

The Company has a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. The Company’s funding policy has been to contribute annually an amount within the statutory range of allowable minimum and maximum actuarially determined tax-deductible contributions. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plans assets), mutual funds, and short-term cash equivalent instruments.

Pension Benefits:

	Year ended December 31
	2003	2002
	(In thousands, except percentages)
Change in benefit obligation:
Benefit obligation at beginning of year	$10,900	$9,852
Service cost	730	672
Interest cost	738	684
Plan amendment	—	87
Deferred asset gain	2,016	870
Benefits paid	(1,265)	(1,190)
Expenses paid	—	(75)
Benefit obligation at end of year	$13,119	$10,900
Change in plan assets:
Fair value of plan assets at beginning of year	$8,993	$7,330
Actual return on plan assets	1,674	(624)
Employer contributions	1,600	3,552
Benefits paid	(1,265)	(1,190)
Expenses paid	(53)	(75)
Fair value of plan assets at end of year	$10,949	$8,993
Funded status of the plan — under funded	$(2,170)	$(1,907)
Unrecognized transition asset	(160)	(177)
Unrecognized prior service cost	(3)	1
Unrecognized actuarial loss	5,594	4,575
Net prepaid benefit cost as recognized in other assets on the consolidated balance sheet	$3,261	$2,492

	Year ended December 31
	2003	2002	2001
	(In thousands, except percentages)

Components of net periodic benefit cost:
Service cost	$730	$672	$581
Interest cost	738	684	662
Expected return on plan assets	(827)	(678)	(718)
Amortization of prior year service cost	4	4	4
Amortization of transition asset	(17)	(17)	(17)
Recognized net actuarial loss	203	32	—
Net periodic pension cost	$831	$697	$512
Weighted-average assumptions:
Discount rate	6.00%	6.75%	7.00%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	3.00	3.00	3.00

The Company used the discount rates and rates of compensation increase that are disclosed in the table above to determine the benefit obligation as of the date of each balance sheet.  The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer term period of 14 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of 50% to 60% of plan assets.

Plan Assets:

The plan’s measurement date is December 31, 2003. This plan’s asset allocations at December 31, 2003 and 2002, by asset category are as follows:

Asset Category:	2003	2002
Equity securities	37%	34%
Debt securities	47	38
Cash and equivalents	16	28
Total	100%	100%

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

Cash Flows:

The Bank presently expects no contribution to be made to the AmeriServ Financial Bank Pension Plan in 2004 based on its prepaid status.

Estimated Future Benefit Payments:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid (in thousands).

2004	$1,173
2005	1,096
2006	1,246
2007	1,412
2008	1,438
Years 2009 — 2013	9,017

In addition, the Bank has a trusteed, deferred profit sharing plan with contributions made by the Bank based upon income as defined by the plan. All employees of the Bank and the Company who work over 1,000 hours per year participate in the plan beginning on January 1 following six months of service. There were no contributions to this profit sharing plan in 2003 and 2002. There was a contribution to this plan of $95,000 in 2001. This profit sharing plan was merged into the Company’s 401(k) plan in 2003.

Except for the above pension benefits, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

16.  Lease Commitments

The Company’s obligation for future minimum lease payments on operating leases at December 31, 2003, is as follows:

Year	Future Minimum Lease Payments
(In thousands)
2004	$1,190
2005	1,056
2006	868
2007	654
2008	259
2009 and thereafter	998

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.

Rent expense included in total non-interest expense amounted to $550,000, $584,000 and $491,000, in 2003, 2002, and 2001, respectively.

17.  Commitments and Contingent Liabilities

The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of their customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are obligations to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. Collateral which secures these types of commitments is the same as for other types of secured lending such as accounts receivable, inventory, and fixed assets.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financings, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Letters of credit are issued both on an unsecured and secured basis. Collateral securing these types of transactions is similar to collateral securing the Bank’s commercial loans.

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $84,066,000 and standby letters of credit of $3,216,000 as of December 31, 2003.  Standby letters of credit had terms ranging from 1 to 4 years.  The aggregate maximum amount of future payments AmeriServ could be required to make under outstanding standby letters of credit was $3,216,000 at December 31, 2003.  Assets valued, as of December 31, 2003, at approximately $3.0 million secured certain specifically identified standby letters of credit.  The carrying amount of the liability for AmeriServ obligations related to standby letters of credit was $139,000 at December 31, 2003.

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

18.  Stock Compensation Plans

In 2001, the Company’s Board of Directors adopted a shareholder approved Stock Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 800,000 shares of common stock. This Plan replaces the expired 1991 Stock Option Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by the compensation committee of the Board of Directors. The Company accounts for this Plan under Accounting Principles Board Opinion #25, “Accounting for Stock Issued to Employees”. The option price at which a stock option may be exercised shall not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, under the Plan on or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised.

A summary of the status of the Company’s Stock Incentive Plan at December 31, 2003, 2002, and 2001, and changes during the years then ended is presented in the table and narrative following:

	Year ended December 31
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	499,534	$5.43	527,181	$5.51	531,378	$5.54
Granted	32,557	4.07	43,000	3.64	13,000	4.81
Exercised	—	—	(21,401)	4.63	(5,690)	4.31
Forfeited	(194,955)	5.71	(49,246)	5.16	(11,507)	6.39
Outstanding at end of year	337,136	5.13	499,534	5.43	527,181	5.51
Exercisable at end of year	279,454	5.40	344,180	5.84	251,037	6.18
Weighted average fair value of options granted in current year		$2.15		$0.76		$0.64

A total of 279,454 of the 337,136 options outstanding at December 31, 2003, have exercise prices between $2.31 and $15.69, with a weighted average exercise price of $5.40 and a weighted average remaining contractual life of 5.7 years. Options outstanding at December 31, 2003 reflect option ranges of: $2.31 to $2.90 totaling 8,250 options which have a weighted average exercise price of $2.67 and a weighted average remaining contractual life of 8.7 years; $4.015 to $6.39 totaling 258,004 options which have a weighted average exercise price of $5.10 and a weighted average remaining contractual life of 5.6 years; and $10.42 to $15.69 totaling 13,200 options which have a weighted average exercise price of $13.06 and a weighted average remaining contractual life of 4.8 years. All of these options are exercisable. The remaining 57,682 options have exercise prices between $2.31 and $5.10, with a weighted average exercise price of $3.81 and a weighted average remaining contractual life of 9.2 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003, 2002, and 2001, respectively: risk-free interest rates ranging from 3.4% to 4.4% for 2003 options, 3.04% to 5.07% for 2002 options, and 4.07% to 4.97% for 2001 options; expected lives of 10.0 years in 2003 and 2002 and 7.0 years for 2001 options; expected volatility ranging from 33.39% to 33.64% for 2003 options, 30.21% to 34.31% for 2002 options, and 29.76% to 30.71% for 2001 options; and expected dividend yields of 0% for 2003 options (because the MOU prohibits the payment of dividends), 5.11% to 12.41% for 2002 options and 8.00% for 2001 options.

19.  Dividend Reinvestment Plan

The Company’s Dividend Reinvestment and Common Stock Purchase Plan (the Plan) provides each record holder of Common Stock with a simple and convenient method of purchasing additional shares without payment of any brokerage commissions, service charges or other similar expense. A participant in the Plan may purchase shares of Common Stock by electing either to (1) reinvest dividends on all of his or her shares of Common Stock or (2) make optional cash payments of not less than $10 and up to a maximum of $2,000 per month and continue to receive regular dividend payments on his or her other shares. A participant may withdraw from the Plan at any time.

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

20.  Shareholder Rights Plan

Each share of the Company’s Common Stock has attached to it one right (a “Right”) issued pursuant to a Rights Agreement, dated February 24, 1995 (the “Rights Agreement”). Each Right entitles the holder to buy one-hundredth of a share of the Company’s Series C Junior Participating Preferred Stock at a price of $21.67, subject to adjustment (the “Exercise Price”). The Rights become exercisable if a person, group, or other entity acquires or announces a tender offer for 19.9% or more of the Company’s Common Stock. They are also exercisable if a person or group who becomes a beneficial owner of at least 10% of the Company’s Common Stock is declared by the Board of Directors to be an “adverse person” (as defined in the Rights Agreement). Under the Rights Agreement, any person, group, or entity is deemed to be a beneficial owner of the Company’s Common Stock when such person or any of such person’s affiliates or associates, directly or indirectly, has the right to acquire or to vote the shares of the Company’s Common Stock (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement, or understanding (whether or not in writing) or upon the exercise of conversion rights, exchange rights, rights, warrants or options. The Rights Agreement excludes from the definition of “beneficial owner”, holders of revocable proxies that (A) arise solely from a revocable proxy given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable provisions of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and (B) is not also then reportable by such person on Schedule 13D under the Exchange Act (or any comparable or successor report). After the Rights become exercisable, the Rights (other than rights held by a 19.9% beneficial owner or an “adverse person”) entitle the holders to purchase, under certain circumstances, either the Company’s Common Stock or common stock of the potential acquirer having a value equal to twice the Exercise Price. The Company is entitled to redeem the Rights at $0.00033 per Right at any time until the twentieth business day following a public announcement that a 19.9% position has been acquired or the Board of Directors has designated a holder of the Company’s Common Stock an “adverse person”. The Rights attached to the shares of AmeriServ Common Stock outstanding on March 15, 1995, will expire on February 25, 2005.

21.  Intangible Assets

The Company’s consolidated balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposits). On January 1, 2002, the Company adopted SFAS #142, Goodwill and Other Intangible Assets under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment at the reporting unit level as of January 1, 2002 (any such impairment at the date of adoption would have been reflected as a change in accounting principle). In addition, each year, the Company evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company’s only intangible, other than goodwill, is its core deposit intangible, which the Company currently believes has a finite life. The Company completed its initial goodwill impairment test based on data from June 30, 2002. This evaluation indicated that there was no impairment of the Company’s goodwill.

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

As of December 31, 2003, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $12.9 million. The weighted average amortization period of the Company’s core deposit intangibles at December 31, 2003, is 4.50 years. Estimated amortization expense for the next five years is summarized as follows (in thousands):

Year	Expense
(In thousands)
2004	$1,007
2005	865
2006	865
2007	865
2008	865

A reconciliation of the Company’s intangible asset balances for 2003 and 2002 is as follows (in thousands):

	At December 31
	2003	2002	2003	2002
	Core Deposit Intangibles		Goodwill

Balance January 1	$6,151	$7,583	$9,743	$9,743
Goodwill impairment loss	—	—	(199)	—
Amortization expense	(1,432)	(1,432)	—	—
Balance December 31	$4,719	$6,151	$9,544	$9,743

The following table reports pro forma information as if SFAS #142 had been adopted for all periods presented (in thousands, except per share data):

	At December 31
	2003	2002	2001
Report net income (loss)	$549	$(5,152)	$1,975
Goodwill amortization	—	—	1,299
Adjusted net income (loss)	$549	$(5,152)	$3,274
Basic earnings (loss) per share	$0.04	$(0.37)	$0.15
Goodwill amortization	—	—	0.10
Adjusted basic earnings (loss) per share	$0.04	$(0.37)	$0.25
Diluted earnings (loss) per share	$0.04	$(0.37)	$0.15
Goodwill amortization	—	—	0.10
Adjusted diluted earnings (loss) per share	$0.04	$(0.37)	$0.25

22.  Derivative Hedging Instruments

The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. On January 1, 2001, the Company adopted SFAS #133, “Accounting for Derivative Instruments and Hedging Activities”. The Company uses derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cashflow variability associated with certain variable rate debt by converting the debt to fixed rates. A summary of the Company’s derivative hedging transactions is as follows:

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

Cash Flow Hedge:

In 2002, the Company had an interest rate swap agreement that effectively converted a notional amount of $80 million from floating-rates to fixed-rates. The fair value of this $80 million swap was recorded in the Company’s balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax. This hedge matured on April 15, 2002.

The following table summarizes the interest rate swap transactions that impacted the Company’s 2003 and 2002 performance:

2003	Hedge Type	Notional Amount	Start Date	Termination Date	Fixed Rate Received	Floating Rate Paid	Repricing Frequency	Decrease in Interest Expense
	Fair Value	$50,000,000	6-09-03	9-22-10	2.58%	1.10%	Quarterly	$(422,000)
	Fair Value	50,000,000	12-11-03	1-11-10	5.89	3.63	Quarterly	(69,000)
								$(491,000)

2002	Hedge Type	Notional Amount	Start Date	Termination Date	Fixed Rate Paid	Floating Rate Received	Repricing Frequency	Increase in Interest Expense
	Cashflow	$80,000,000	4-13-00	4-15-02	6.93%	1.91%	Expired	$1,161,000

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

23.  Segment Results

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The Company’s major business units include retail banking, commercial lending, trust, mortgage banking, other fee based businesses and investment/parent (includes leverage program). The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis with a primary focus on credit risk. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measure the Company focuses on for each business segment is net income contribution.

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

The contribution of the major business segments to the consolidated results of operations were as follows:

	Year ended December 31, 2003
	Retail Banking	Commercial Lending	Mortgage Banking	Trust	Investment/ Parent	Other Fee Based	Total
	(In thousands, except ratios)
Net interest income	$23,621	$3,925	$135	$83	$(3,167)	$48	$24,645
Provision for loan loss	879	1,996	86	—	—	—	2,961
Non-interest income	7,399	292	(66)	4,993	3,456	855	16,929
Non-interest expense	25,273	3,037	2,435	3,899	2,943	690	38,277
Income (loss) before income taxes	4,868	(816)	(2,452)	1,177	(2,654)	213	336
Income taxes (benefit)	1,303	(222)	(750)	388	(1,004)	72	(213)
Net income (loss)	$3,565	$(594)	$(1,702)	$789	$(1,650)	$141	$549
Average common equity	$27,613	$11,189	$4,114	$3,247	$29,142	$1,592	$76,897
Total assets	$362,928	$224,714	$3,756	$1,605	$552,662	$2,221	$1,147,886

	Year ended December 31, 2002
	Retail Banking	Commercial Lending	Mortgage Banking	Trust	Investment/ Parent	Other Fee Based	Total
	(In thousands, except ratios)
Net interest income	$25,091	$5,408	$183	$122	$(3,536)	$100	$27,368
Provision for loan loss	1,099	8,026	140	—	—	—	9,265
Non-interest income	8,212	472	1,033	4,750	4,485	735	19,687
Non-interest expense	26,485	3,973	5,981	4,157	5,082	689	46,367
Income (loss) before income taxes	5,719	(6,119)	(4,905)	715	(4,133)	146	(8,577)
Income taxes (benefit)	1,613	(2,301)	(1,669)	229	(1,347)	50	(3,425)
Net income (loss)	$4,106	$(3,818)	$(3,236)	$486	$(2,786)	$96	$(5,152)
Average common equity	$31,220	$14,666	$4,348	$3,193	$27,934	$1,963	$83,324
Total assets	$396,754	$258,870	$9,348	$1,829	$505,778	$2,971	$1,175,550

	Year ended December 31, 2001
	Retail Banking	Commercial Lending	Mortgage Banking	Trust	Investment/ Parent	Other Fee Based	Total
	(In thousands, except ratios)
Net interest income	$24,917	$6,834	$286	$211	$(4,184)	$134	$28,198
Provision for loan loss	413	862	75	—	—	—	1,350
Non-interest income	7,153	704	1,502	5,015	2,948	753	18,075
Non-interest expense	23,717	4,053	5,222	4,058	4,862	624	42,536
Income (loss) before income taxes	7,940	2,623	(3,509)	1,168	(6,098)	263	2,387
Income taxes (benefit)	2,285	719	(1,189)	311	(1,802)	88	412
Net income (loss)	$5,655	$1,904	$(2,320)	$857	$(4,296)	$175	$1,975
Average common equity	$29,890	$15,332	$5,300	$3,042	$27,859	$1,858	$83,281
Total assets	$383,276	$293,603	$18,454	$1,854	$498,626	$3,046	$1,198,859

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

The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2003 and 2002, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. As of March 12, 2004, the Company believes that no conditions or event have occurred that would change this conclusion.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

	As of December 31, 2003
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
Total Capital (To Risk Weighted Assets)
Consolidated	$103,095	16.46%	$50,101	8.00%	$62,626	10.00%
AmeriServ Financial Bank	97,831	15.69	49,876	8.00	62,345	10.00
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	85,774	13.70	25,050	4.00	37,575	6.00
AmeriServ Financial Bank	90,036	14.44	24,938	4.00	37,407	6.00
Tier 1 Capital (To Average Assets)
Consolidated	85,774	7.58	45,251	4.00	56,564	5.00
AmeriServ Financial Bank	90,036	8.00	45,008	4.00	56,260	5.00

	As of December 31, 2002
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(As restated — see Note #27)
	(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$100,527	15.39%	$52,239	8.00%	$65,299	10.00%
AmeriServ Financial Bank	93,767	14.50	51,727	8.00	64,659	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	82,449	12.63	26,120	4.00	39,180	6.00
AmeriServ Financial Bank	85,685	13.25	25,864	4.00	38,795	6.00
Tier 1 Capital (to Average Assets)
Consolidated	82,449	7.12	46,293	4.00	57,866	5.00
AmeriServ Financial Bank	85,685	7.46	45,963	4.00	57,454	5.00

25.  Branch Sale

On September 27, 2001, the Company and CSB Bank of Curwensville, completed the sale of the Company’s Coalport office. As the only Company office in Clearfield County, the Coalport office no longer strategically fit the geographic footprint for the Company. The Company received an 8.875% core deposit premium or $1.4 million on the sale of approximately $15.7 million of deposits.

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

Balance Sheets

	At December 31
	2003	2002
		(As restated —
		see Note #27)
	(In thousands)
ASSETS
Cash and cash equivalents	$126	$694
Equity investment in banking subsidiaries	103,561	108,074
Equity investment in non-banking subsidiaries	2,707	3,399
Guaranteed junior subordinated deferrable interest debenture issuance costs	1,102	1,147
Other assets	1,657	3,388
TOTAL ASSETS	$109,153	$116,702
LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$34,500	$34,500
Other liabilities	383	1,946
TOTAL LIABILITIES	34,883	36,446
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	74,270	80,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,153	$116,702

Statements of Operations

	Year ended December 31
	2003	2002	2001
	(In thousands)
INCOME
Inter-entity management and other fees	$2,277	$2,418	$3,077
Dividends from subsidiaries	1,589	386	7,200
Interest and dividend income	6	62	75
TOTAL INCOME	3,872	2,866	10,352
EXPENSE
Interest expense	2,960	2,960	2,961
Salaries and employee benefits	1,739	2,017	1,929
Other expense	1,412	1,940	1,436
TOTAL EXPENSE	6,111	6,917	6,326
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED GAINS (LOSS) OF SUBSIDIARIES	(2,239)	(4,051)	4,026
Benefit for income taxes	1,301	1,497	984
Equity in undistributed gains (losses) of subsidiaries	1,487	(2,598)	(3,035)
NET INCOME (LOSS)	$549	$(5,152)	$1,975

Statements of Cash Flows

	Year ended December 31
	2003	2002	2001
	(In thousands)
OPERATING ACTIVITIES
Net income (loss)	$549	$(5,152)	$1,975
Adjustment to reconcile net income (loss) to net cash (used) provided by operating activities:
Equity in undistributed (gains) losses of subsidiaries	(1,487)	2,598	3,035
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(938)	(2,554)	5,010
INVESTING AND FINANCING ACTIVITIES
Intercompany sale of subsidiary	—	—	4,867
Common stock cash dividends paid	—	(4,130)	(4,884)
Proceeds from issuance of common stock	202	849	896
Guaranteed junior subordinated deferrable interest debentures dividends paid	(2,916)	(2,916)	(2,916)
Investment in subsidiaries	—	—	(55)
Other — net	3,084	2,913	2,963
NET CASH PROVIDED (USED) BY INVESTING AND FINANCING ACTIVITIES	370	(3,284)	871
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(568)	(5,838)	5,881
CASH AND CASH EQUIVALENTS AT JANUARY 1	694	6,532	651
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$126	$694	$6,532

The ability of the subsidiary bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to their shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. At December 31, 2003, the subsidiary bank was not permitted to upstream any cash dividends to the parent company. The subsidiary bank had a combined $100,625,000 of restricted surplus and retained earnings at December 31, 2003.

The following reflects the breakout of the dividends between banking and non-banking subsidiaries.

	2003	2002	2001
Dividends from subsidiaries	$1,589	$386	$7,200
Dividends from banking sub	-0-	-0-	$7,200
Dividends from non-bank subs	$1,589	$386	$-0-

27.  PRIOR PERIOD ADJUSTMENTS

The Company has determined that its deferred tax liabilities as of December 31, 2002, 2001 and 2000 were overstated by $2.5 million due to errors in prior periods in the calculation of the tax effects of: certain leasing transactions; the gain or loss on investment securities; and mortgage servicing rights. Accordingly, the Company has recorded a prior period adjustment to increase retained earnings at January 1, 2001 by $2.5 million, and has restated the amounts previously reported for other liabilities, total liabilities, retained earnings and total stockholders’ equity at December 31, 2002 as follows (in thousands);

	At December 31, 2002
	Previously Reported	As Restated
Other liabilities	$17,730	$15,230
Total liabilities	1,097,794	1,095,294
Retained earnings	26,047	28,547
Total stockholders’ equity	77,756	80,256

28.  Subsequent Events

On October 8, 2004, the Company announced that it entered into definitive agreements with institutional investors on a $25.8 million private placement of common stock.  The Company secured commitments from investors to purchase 5.7 million shares at a price of $4.50 per share.  The private placement funded in two tranches.  The first tranche for 2.8 million shares, or $12.6 million, closed on October 8, 2004.  The second tranche of 2.9 million shares, or $13.2 million, closed on December 13, 2004.  The funding of the second tranche was subject to shareholder approval, which was obtained on December 10, 2004.

The Company received net proceeds of $23.2 million after payment of offering expenses of $2.6 million and used the net proceeds to strengthen its balance sheet.  The specific actions included a $125 million reduction in high-cost long-term borrowings from the FHLB, the repurchase or redemption of $15.5 million of outstanding AmeriServ Trust Preferred Stock, and the closure of Standard Mortgage Corporation of Georgia.  The Company incurred penalties in connection with the prepayment of the advances, and expenses associated with reducing the amount of Trust Preferred Stock, and the closure of Standard Mortgage Corporation of Georgia.

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

Management also recognizes its responsibility to foster a climate in which Company affairs are conducted with the highest ethical standards. The Company’s Code of Conduct, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of proprietary information, and other items. There is an ongoing program to assess compliance with these policies.

The Audit Committee of the Company’s Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent auditors to discuss audit, financial reporting, and related matters. Deloitte & Touche LLP and the Company’s internal auditors have direct access to the Audit Committee.

/s/ CRAIG G. FORD	/s/ JEFFREY A. STOPKO
Craig G. Ford	Jeffrey A. Stopko
Chairman	Senior Vice President &
Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

AmeriServ Financial, Inc.:

Johnstown, PA

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of December 31, 2001 and for the year then ended, before the adjustment discussed in Note 27 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 22, 2002.

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

As discussed in Note 21 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

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
(December 29, 2004 as to Note 28)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP

To the Stockholders and Board of Directors of AmeriServ Financial, Inc.:

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 5, 2002 the Company’s Board of Directors announced the appointment of Deloitte & Touche LLP as its independent auditor replacing Arthur Andersen, LLP.

Item 9A.  Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2003, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

PART IV

Item 15.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

Consolidated Financial Statements Filed:

The consolidated financial statements listed below are from the 2003 Form 10-K and Part II — Item 8. Page references are to said Form 10-K.

Consolidated Financial Statements:

AmeriServ Financial, Inc. and Subsidiaries

Consolidated Balance Sheets, 35

Consolidated Statements of Operations, 36

Consolidated Statements of Comprehensive Income (Loss), 37

Consolidated Statements of Changes in Stockholders’ Equity, 38

Consolidated Statements of Cash Flows, 39-40

Notes to Consolidated Financial Statements, 41

Statement of Management Responsibility, 78

Independent Auditors Reports, 79-80

Consolidated Financial Statement Schedules:

These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

Reports on Form 8-K:

On October 21, 2003 the Company announced earnings for the third quarter ended September 30, 2003.

Exhibits:

The exhibits listed below are filed herewith or to other filings.

Exhibit Number	Description	Prior Filing or Exhibit Page Number Herein
3.1	Articles of Incorporation, as amended on March 23, 2001.	Exhibit 3.1 to 2001 Form 10-K
Filed on March 19, 2002

3.2	Bylaws, as amended and restated on July 25, 2003.	Exhibit 3.2 to June 30, 2003
Form 10-Q Filed on August 11, 2003

4.1	Rights Agreement, dated as of February 24, 1995, between AmeriServ Financial, Inc. and AmeriServ Trust and Financial Services Company, as Rights Agent.	Exhibit 4.1 to 2000 Form 10-K Dated March 21, 2001

10.3	Agreement, dated May 24, 2002, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to Form 10-Q Filed August 14, 2002

10.5	2001 Stock Incentive Plan dated February 23, 2001.	2000 Proxy Statement Filed
March 16, 2001

10.6	Agreement, dated December 1, 1994, between AmeriServ	Exhibit 10.6 to 2000 Form 10-K
	Financial, Inc. and Ronald W. Virag.	Filed March 21, 2001

10.7	Agreement, dated February 1, 2004, between AmeriServ Financial, Inc. and Alan R. Dennison	Below

15.1	Statement regarding predecessor independent public accountants awareness letters	Below

21	Subsidiaries of the Registrant.	Below

23	Consent of Deloitte & Touche LLP	Below

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a),	Below
as adopted pursuant to section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a),	Below
as adopted pursuant to section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section 1350, as	Below
adopted pursuant to section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as	Below
adopted pursuant to section 906 of the
Sarbanes-Oxley Act of 2002.

EXHIBIT A

(21) Subsidiaries of the Registrant

Name	Percent of Ownership	Jurisdiction of Organization
AmeriServ Financial Bank	100%	Commonwealth of Pennsylvania
216 Franklin Street P.O. Box 520 Johnstown, PA 15907
AmeriServ Life Insurance Company	100%	State of Arizona
101 N. First Avenue #2460 Phoenix, AZ 85003
AmeriServ Trust and Financial Services Company	100%	Commonwealth of Pennsylvania
216 Franklin Street P.O. Box 520 Johnstown, PA 15907
AmeriServ Associates, Inc	100%	Commonwealth of Pennsylvania
120 Regent Court, Suite 102 State College, PA 16801

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

	By: /s/	Allan R. Dennison
Allan R. Dennison
President & CEO

Date: December 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 29, 2004:

/s/	Craig G. Ford	Chairman
	Craig G. Ford	Director

/s/	Jeffrey A. Stopko	Senior Vice President and Chief Financial Officer
Jeffrey A. Stopko

/s/		Director	/s/	Margaret A. O’Malley	Director
J. Michael Adams, Jr.			Margaret A. O’Malley

/s/	Edward J. Cernic, Sr.	Director	/s/		Director
Edward J. Cernic, Sr.			Very Rev. Christian R. Oravec

/s/		Director			Director
Daniel R. DeVos			Mark E. Pasquerilla

/s/		Director	/s/		Director
James C. Dewar			Howard M. Picking, III

/s/	Bruce E. Duke, III	Director	/s/	Sara A. Sargent	Director
Bruce E. Duke, III, M.D.			Sara A. Sargent

/s/	James M. Edwards, Sr.	Director	/s/	Thomas C. Slater	Director
James M. Edwards, Sr.			Thomas C. Slater

/s/	Kim W. Kunkle	Director	/s/		Director
Kim W. Kunkle			Robert L. Wise

AMERISERV FINANCIAL

BANK

OFFICE LOCATIONS

*	Main Office Downtown
216 Franklin Street
P.O. Box 520
Johnstown, PA 15907-0520
1-800-837-BANK(2265)

†*	Westmont Office
110 Plaza Drive
Johnstown, PA 15905-1211

†*	University Heights Office
1404 Eisenhower Boulevard
Johnstown, PA 15904-3280

*	East Hills Express Office
1213 Scalp Avenue
Johnstown, PA 15904-3150

*	Eighth Ward Office
1059 Franklin Street
Johnstown, PA 15905-4303

*	West End Office
163 Fairfield Avenue
Johnstown, PA 15906-2392

*	Carrolltown Office
101 Main Street
Carrolltown, PA 15722-0507

*	Northern Cambria Office
4206 Crawford Avenue Suite 1
Northern Cambria, PA
15714-1342

*	Ebensburg Office
104 S. Center Street
Ebensburg, PA 15931-0209

†*	Lovell Park Office
179 Lovell Avenue
Ebensburg, PA 15931-0418

Nanty Glo Office
928 Roberts Street
Nanty Glo, PA 15943-1303

Nanty Glo Drive-In
1383 Shoemaker Street
Nanty Glo, PA 15943-1254

†*	Galleria Mall Office
500 Galleria Drive Suite 100
Johnstown, PA 15904-8911

*	St. Michael Office
900 Locust Street
St. Michael, PA 15951-0393

*	Seward Office
6858 Route 711, Suite 1
Seward, PA 15954-9501

*	Windber Office
1501 Somerset Avenue
Windber, PA 15963-1745

Central City Office
104 Sunshine Avenue
Central City, PA 15926-1129

*	Somerset Office
108 W. Main Street
Somerset, PA 15501-2035

*	Derry Office
112 South Chestnut Street
Derry, PA 15627-1938

†*	South Atherton Office
734 South Atherton Street
State College, PA 16801-4628

*	Harrisburg Office
231 State Street
Harrisburg, PA 17101-1110

*	Pittsburgh Office
60 Boulevard of the Allies
Suite 100
Pittsburgh, PA 15222-1241

†*	Benner Pike Office
763 Benner Pike
State College, PA 16801-7313

* =	24-Hour ATM Banking
Available

† =	Seven Day a Week Banking
Available

REMOTE ATM

BANKING LOCATIONS

Main Office, 216 Franklin Street,
Johnstown
Lee Hospital, Main Street,
Johnstown
The Galleria, Johnstown
6-2-Go Shop, Nanty Glo
Gogas Service Station,
Cairnbrook
Kwik Fill, Derry

AMERISERV RESIDENTIAL

LENDING LOCATIONS

Greensburg Office
Oakley Park II, Route 30 East
Greensburg, PA 15601-9560

Altoona Office
87 Logan Boulevard
Altoona, PA 16602-3123

Mt. Nittany Mortgage Company
2300 South Atherton Street
State College, PA 16801-7613

Shareholder Information

Securities Markets

AmeriServ Financial, Inc. Common Stock is publicly traded and quoted on the NASDAQ National Market System. The common stock is traded under the symbol of “ASRV.” The listed market makers for the stock are:

Legg Mason Wood Walker, Inc.
969 Eisenhower Boulevard
Oak Ridge East
Johnstown, PA 15904
Telephone: (814) 266-7900

Boenning & Scattergood
F. J. Morrissey & Co., Inc.
4 Tower Bridge
Suite 300
200 West Barr Harbor Drive
West Conshohocken, PA
19428-2979
Telephone: (610) 862-5360

Schwab Soundview Capital Markets
Newport Financial Center
111 Pavonia Avenue East
Jersey City, NJ 07310
Telephone: (212) 804-3663

Keefe Bruyette & Woods, Inc.
787 Seventh Avenue
Equitable Bldg — 4th Floor
New York, NY 10019
Telephone: (800) 966-1559

Goldman Sachs & Co.
10 Exchange Place
Jersey City, NJ 07302
Telephone: (212) 344-8087

Knight Trading Group, Inc.
525 Washington Boulevard
Jersey City, NJ 07310
Telephone: (800) 544-7508

Parker/Hunter, Inc.
416 Main Street
Johnstown, PA 15901
Telephone: (814) 535-8403

Sandler O’Neill & Partners, L.P.
919 Third Avenue
6th Floor
New York, NY 10022
Telephone: (800) 635-6860

Corporate Offices

The corporate offices of AmeriServ Financial, Inc. are located at 216 Franklin Street, Johnstown, PA 15901. Mailing address:

P.O. Box 430

Johnstown, PA 15907-0430

(814) 533-5300

Agents

The transfer agent and registrar for AmeriServ Financial, Inc.’s common stock is:

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

Dividend Reinvestment

Shareholders seeking information about AmeriServ Financial, Inc.’s dividend reinvestment plan should contact Betty L. Jakell, Executive Office, at (814) 533-5158.

Information

Analysts, investors, shareholders, and others seeking financial data about AmeriServ Financial, Inc. or any of its subsidiaries’ annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports — are asked to contact Jeffrey A. Stopko, Senior Vice President & Chief Financial Officer at (814) 533-5310 or by e-mail at JStopko@AMERISERVFINANCIAL.com.