Form 10-K/A
period 2003-12-31
AMERISERV FINANCIAL INC /PA/
filed 2005-01-07
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #2

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

Documents incorporated by reference.  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Portions of the annual shareholders’ report for the year ended December 31, 2003, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders’ meeting are incorporated by reference in Part III.

Exhibit Index is located on page 81.

FORM 10-K/A INDEX

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

Signatures

This amendment is being filed to reflect the restatement of the Company's consolidated financial statements as discussed in Note 27 paragraph 2 thereto, and other information related to such restated consolidated financial statements.

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

The following Guide 3 information is included in this Form 10-K/A as listed below:

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

Item 7.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (M. D. & A.)

The following discussion and analysis of financial condition and results of operations of AmeriServ Financial should be read in conjunction with the consolidated financial statements of AmeriServ Financial, including the related notes thereto, included elsewhere herein. As discussed in Note #27 to the consolidated financial statements the Company's 2003, 2002, and 2001 consolidated financial statements have been restated. Management’s discussion and analysis gives effect to this restatement.

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

LIQUIDITY. .. .Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $2.4 million from December 31, 2002, to December 31, 2003, due primarily to $18 million of cash used by financing activities. This was partially offset by $2 million of cash provided by operating activities and $14 million of cash provided by investing activities. Within investing activities, cash used to purchase new investment securities exceeded proceeds from investment security maturities and sales by $56.5 million. Cash advanced for new loan fundings and purchases totaled $127 million and was $68 million less than the cash received from loan principal payments. Within financing activities, payments for maturing certificates of deposit exceeded proceeds from new certificates of deposit by $14 million.  Recent indications from the FHLB suggest that the $135 million of convertible advances would only be called if interest rates were to rise over 400 basis points from December 31, 2003 levels.

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

CONTRACTUAL OBLIGATIONS. . .The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

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

This Form 10-K/A contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations estimates, intentions, operations, future results, and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

Consolidated Balance Sheets

	At December 31
	2003	2002
		(As restated — see Note #27)
	(In thousands)
ASSETS
Cash and due from banks	$24,484	$26,812
Interest bearing deposits	289	362
Investment securities:
Available for sale	524,573	490,701
Held to maturity (market value $28,095 at December 31, 2003 and $15,320 at December 31, 2002)	28,089	15,077
Loans held for sale	1,423	4,217
Loans	504,890	573,641
Less: Unearned income	2,926	4,881
Allowance for loan losses	11,682	10,035
Net loans	490,282	558,725
Premises and equipment, net	11,141	12,674
Accrued income receivable	4,922	6,069
Mortgage servicing rights	1,718	6,917
Goodwill	9,544	9,743
Core deposit intangibles	4,719	6,151
Bank owned life insurance	29,515	28,301
Other assets	17,187	9,801
TOTAL ASSETS	$1,147,886	$1,175,550
LIABILITIES
Non-interest bearing deposits	$103,982	$99,226
Interest bearing deposits	550,615	570,703
Total deposits	654,597	669,929
Federal funds purchased and securities sold under agreements to repurchase	—	9,225
Other short-term borrowings	144,643	91,563
Advances from Federal Home Loan Bank	231,063	274,847
Guaranteed junior subordinated deferrable interest debentures	34,500	34,500
Total borrowed funds	410,206	410,135
Other liabilities	8,813	15,230
TOTAL LIABILITIES	1,073,616	1,095,294
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding on December 31, 2003, and 2002	—	—
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 18,048,518 shares issued and 13,957,599 outstanding on December 31, 2003; 17,989,221 shares issued and 13,898,302 shares outstanding on December 31, 2002	45,121	44,973
Treasury stock at cost, 4,090,919 shares on December 31, 2003 and 2002	(65,824)	(65,824)
Capital surplus	66,809	66,755
Retained earnings	29,096	28,547
Accumulated other comprehensive income (loss), net	(932)	5,805
TOTAL STOCKHOLDERS’ EQUITY	74,270	80,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,147,886	$1,175,550

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

	Year ended December 31
	2003	2002	2001
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans:
Taxable	$33,209	$40,410	$43,076
Tax exempt	98	612	1,810
Deposits with banks	54	281	552
Federal funds sold and securities purchased under agreements to resell	—	9	32
Investment securities:
Available for sale	20,548	24,673	36,189
Held to maturity	1,096	30	—
Total Interest Income	55,005	66,015	81,659
INTEREST EXPENSE
Deposits	11,503	16,054	21,542
Federal funds purchased and securities sold under agreements to repurchase	25	52	132
Other short-term borrowings	1,439	963	1,818
Advances from Federal Home Loan Bank	14,433	18,618	26,961
Guaranteed junior subordinated deferrable interest debentures	2,960	2,960	2,960
Long-term debt	—	—	48
Total Interest Expense	30,360	38,647	53,461
Net Interest Income	24,645	27,368	28,198
Provision for loan losses	2,961	9,265	1,350
Net Interest Income after Provision for Loan Losses	21,684	18,103	26,848
NON-INTEREST INCOME
Trust fees	4,993	4,672	4,759
Net gains on loans held for sale	632	779	718
Net realized gains on investment securities	3,787	4,294	1,913
Service charges on deposit accounts	3,180	2,906	2,175
Net mortgage servicing fees	249	413	349
Bank owned life insurance	1,214	1,491	1,247
Loss on the sale of mortgage servicing rights	(758)	—	—
Gain on sale of branch	—	—	1,396
Other income	3,632	5,132	5,518
Total Non-Interest Income	16,929	19,687	18,075
NON-INTEREST EXPENSE
Salaries and employee benefits	18,923	20,597	19,585
Net occupancy expense	2,816	2,860	2,758
Equipment expense	2,951	3,044	2,940
Professional fees	3,818	3,843	2,936
Supplies, postage, and freight	1,370	1,536	1,550
Miscellaneous taxes and insurance	1,631	1,559	1,482
FDIC deposit insurance expense	201	116	122
Amortization of goodwill	—	—	1,299
Amortization of core deposit intangibles	1,432	1,432	1,433
Impairment charge for mortgage servicing rights	390	3,698	2,510
Goodwill impairment loss	199	—	—
Wholesale mortgage production exit costs	—	(40)	(274)
Restructuring costs	—	920	—
Other expense	4,546	6,802	6,195
Total Non-Interest Expense	38,277	46,367	42,536
INCOME (LOSS) BEFORE INCOME TAXES	336	(8,577)	2,387
Provision (benefit) for income taxes	(213)	(3,425)	412
NET INCOME (LOSS)	$549	$(5,152)	$1,975
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$0.04	$(0.37)	$0.15
Average number of shares outstanding	13,940	13,782	13,567
Diluted:
Net income (loss)	$0.04	$(0.37)	$0.15
Average number of shares outstanding	13,948	13,782	13,570
Cash dividends declared	$0.00	$0.30	$0.36

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31
	2003	2002	2001
	(In thousands)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$549	$(5,152)	$1,975
Other comprehensive income (loss), before tax:
Gains on cash flow hedges arising during period	—	1,231	329
Unrealized holding gains (losses) arising during period	(6,578)	13,026	7,831
Less: reclassification adjustment for gains included in net income (loss)	3,787	4,294	1,913
Other comprehensive income (loss), before tax:	(10,365)	9,963	6,247
Income tax (benefit) expense related to items of other comprehensive income (loss)	(3,628)	3,387	2,124
Other comprehensive income (loss), net of tax	(6,737)	6,576	4,123
Cumulative effect of change in accounting principle, net of tax	—	—	(1,014)
Comprehensive income (loss)	$(6,188)	$1,424	$5,084

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Year ended December 31
	2003	2002	2001
	(In thousands)
PREFERRED STOCK
Balance at beginning of period	$—	$—	$—
Balance at end of period	—	—	—
COMMON STOCK
Balance at beginning of period	44,973	44,333	43,857
Stock options exercised/new shares issued	148	640	476
Balance at end of period	45,121	44,973	44,333
TREASURY STOCK
Balance at beginning of period	(65,824)	(65,824)	(65,824)
Balance at end of period	(65,824)	(65,824)	(65,824)
CAPITAL SURPLUS
Balance at beginning of period	66,755	66,423	66,016
Stock options exercised/new shares issued	54	332	407
Balance at end of period	66,809	66,755	66,423
RETAINED EARNINGS
Balance at beginning of period — as previously reported	—	—	38,238
Prior period adjustment — see Note #27	—	—	2,500
Balance at beginning of period — as restated	28,547	37,829	40,738
Net income (loss)	549	(5,152)	1,975
Cash dividends declared	—	(4,130)	(4,884)
Balance at end of period	29,096	28,547	37,829
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period	5,805	(771)	(3,880)
Cumulative effect of change in accounting principle, net of tax	—	—	(1,014)
Other comprehensive income (loss), net of tax	(6,737)	6,576	4,123
Balance at end of period	(932)	5,805	(771)
TOTAL STOCKHOLDERS’ EQUITY	$74,270	$80,256	$81,990

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31
	2003*	2002*	2001*
	(In thousands)
OPERATING ACTIVITIES
Net income (loss)	$549	$(5,152)	$1,975
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	2,961	9,265	1,350
Depreciation and amortization expense	2,126	1,964	1,775
Amortization expense of goodwill and core deposit intangibles	1,432	1,432	2,732
Amortization expense of mortgage servicing rights	774	1,777	1,562
Impairment charge for mortgage servicing rights	390	3,698	2,510
Net amortization of investment securities	3,083	2,044	2,217
Goodwill impairment loss	199	—	—
Net realized gains on investment securities — available for sale	(3,787)	(4,294)	(1,913)
Net realized gains on loans held for sale	(632)	(779)	(718)
Loss on sale of mortgage servicing rights	758	—	—
Origination of mortgage loans held for sale	(60,643)	(78,211)	(94,298)
Sales of mortgage loans held for sale	62,014	75,957	90,224
Decrease in accrued income receivable	1,147	598	1,926
Decrease in accrued expense payable	(1,316)	(1,735)	(1,443)
Net increase in other assets	(4,972)	(8,235)	(3,350)
Net increase (decrease) in other liabilities	(2,185)	4,023	6,507
Net cash provided by operating activities	1,898	2,352	11,056
INVESTING ACTIVITIES
Purchase of investment securities and other short-term investments — available for sale	(618,232)	(721,380)	(612,485)
Purchase of investment securities and other short-term investments — held to maturity	(19,377)	(15,077)	—
Proceeds from maturities of investment securities and other short-term investments — available for sale	145,811	156,684	208,683
Proceeds from maturities of investment securities and other short-term investments — held to maturity	6,621	—	—
Proceeds from sales of investment securities and other short-term investments — available for sale	428,633	583,755	461,119
Long-term loans originated	(111,249)	(179,188)	(138,366)
Principal collected on long-term loans	194,884	208,109	158,397
Loans purchased or participated	(15,340)	(10,910)	(28,385)
Loans sold or participated	—	5,900	3,728
Net decrease (increase) in other short-term loans	(758)	566	(1,248)
Purchases of premises and equipment	(919)	(1,173)	(2,427)
Sale/retirement of premises and equipment	325	—	716
Purchase of mortgage servicing rights	(675)	(4,564)	(2,290)
Sale of mortgage servicing rights	3,952	—	301
Net cash provided by investing activities	$13,676	$22,722	$47,743

*              As restated — See Note 27.

See accompanying notes to consolidated financial statements.

	Year ended December 31
	2003*	2002*	2001*
	(In thousands)
FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	$260,680	$283,078	$177,631
Payments for maturing certificates of deposit	(274,424)	(294,307)	(173,111)
Net increase (decrease) in demand and savings deposits	(1,588)	4,812	12,762
Net increase (decrease) in federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	43,855	87,934	(38,231)
Net principal repayments on advances from Federal Home Loan Bank	(43,784)	(102,464)	(36,040)
Repayments of long-term debt	—	—	(1,644)
Common stock dividends paid	—	(4,130)	(4,884)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(2,916)	(2,916)	(2,916)
Proceeds from dividend reinvestment and stock purchase plan and stock options exercised	202	972	883
Net cash used in financing activities	(17,975)	(27,021)	(65,550)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,401)	(1,947)	(6,751)
CASH AND CASH EQUIVALENTS AT JANUARY 1	27,174	29,121	35,872
CASH AND CASH EQUIVALENTS AT DECEMBER 31	$24,773	$27,174	$29,121

*              As restated — See Note 27

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

The fair value of originated mortgage servicing rights (MSRs) is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio.  Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect AmeriServ’s actual prepayment experience.

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

Comprehensive Income (Loss):

For the Company, comprehensive income (loss) includes net income and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cash flow hedges. The balances of accumulated other comprehensive income (loss) were $(932,000), $5,805,000 and $(771,000) at December 31, 2003, 2002 and 2001, respectively.

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

At December 31, 2003, the Company’s subsidiaries had approximately $5 million of unused lines of credit available under informal arrangements with correspondent banks.  These lines of credit enable the Company’s banking subsidiary to purchase funds for short-term needs at current market rates.  Additionally, the Company’s subsidiary bank is a member of the Federal Home Loan Bank which provides this subsidiary with the opportunity to obtain short to longer term advances based upon the banks investment in assets secured by one- to four-family residential real estate.  The remaining current total available Federal Home Loan Bank aggregate borrowing capacity is approximately $233 million at December 31, 2003.

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

As a result of dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position, management believes that the parent company will have adequate cash to continue to make the dividend payment on the trust preferred securities through the second quarter of 2004. The Company is presently developing a contingency cash flow plan that identifies strategies to continue the trust preferred dividend payments in an uninterrupted manner through the end of 2004. Note that some of these strategies may require regulatory approval. Intermediate to longer term, however, the payment of the trust preferred dividend is dependent upon the subsidiary bank maintaining profitability so that it can resume upstreaming dividends to the parent company. The subsidiary bank must first recoup the $2.6 million net loss that it incurred for the year ended December 31, 2002 before the Company can approach the regulatory authorities to request permission to resume dividend upstreams. Through December 31, 2003, the bank had earned $2.2 million leaving a remaining loss to be recovered of $448,000. The Company expects that the bank will have recovered the remaining loss by the end of the first quarter of 2004. The Company views the deferral of the interest payments on the trust preferred securities as the least favorable alternative to maintaining parent company liquidity because the payments are cumulative and interest immediately begins to accrue on the unpaid amount at a rate of 8.45% along with the reputational risk associated with the deferral.

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

27.  RESTATEMENTS

Subsequent to the issuance of the Company’s consolidated financials statements for the year ended December 31, 2002, the Company determined that its deferred tax liabilities as of December 31, 2002, 2001 and 2000 were overstated by $2.5 million due to errors in prior periods in the calculation of the tax effects of: certain leasing transactions; the gain or loss on investment securities; and mortgage servicing rights. Accordingly, the Company has recorded a prior period adjustment to increase retained earnings at January 1, 2001 by $2.5 million, and has restated the amounts previously reported for other liabilities, total liabilities, retained earnings and total stockholders’ equity at December 31, 2002 as follows (in thousands);

	At December 31, 2002
	Previously Reported	As Restated
Other liabilities	$17,730	$15,230
Total liabilities	1,097,794	1,095,294
Retained earnings	26,047	28,547
Total stockholders’ equity	77,756	80,256

     Additionally, subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2003, the Company determined that the amounts included in its statements of cash flows for loans held for sale should have been classified as operating activities and combined with origination of mortgage loans held for sale, rather than as investing activities, and that the amounts included for other assets and other liabilities should have been classified as operating activities rather than as investing activities and financing activities, respectively.  As a result, the accompanying statements of cash flows have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001
			(UNAUDITED)
Net cash provided by operating activities:
As previously reported	$10,478	$10,781	$14,079
As restated	1,898	2,352	11,056

Net cash provided by investing activities:
As previously reported	7,281	10,270	38,213
As restated	13,676	22,722	47,743

Net cash used in financing activities
As previously reported	(20,160)	(22,998)	(59,043)
As restated	(17,975)	(27,021)	(65,550)

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

The Company received net proceeds of $23.2 million after payment of offering expenses of $2.6 million and used the net proceeds to strengthen its balance sheet.  The specific actions included a $125 million reduction in high-cost long-term borrowings from the FHLB, the repurchase or redemption of $15.5 million of outstanding AmeriServ Trust Preferred Stock, and the closure of Standard Mortgage Corporation of Georgia.  The Company incurred penalties in connection with the prepayment of the advances, and expenses associated with reducing the amount of Trust Preferred Stock, and the closure of Standard Mortgage Corporation of Georgia totalling approximately $10.0 million, after-tax.

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
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AmeriServ Financial, Inc.:

Johnstown, PA

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of December 31, 2001 and for the year then ended, before the adjustments discussed in Note 27 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 22, 2002.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 27 to the consolidated financial statements, the accompanying 2003 and 2002 consolidated financial statements have been restated.

As discussed in the first paragraph above, the consolidated financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As discussed in Note 27 to the consolidated financial statements, the 2001  financial statements have been restated to recognize a prior period adjustment as of January 1, 2001 to reduce deferred income tax liabilities and to increase retained earnings, and to correct the classification of certain items in the 2001 statement of cash flows. We have audited the prior period adjustment that was applied to adjust deferred income tax liabilities and retained earnings and, in our opinion, such adjustment is appropriate and has been properly applied.  Our procedures included (1) comparing the adjustment amounts to the Company’s underlying analysis obtained from management, (2) on a test basis, comparing the amounts comprising the underlying analysis obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis.  However, we were not engaged to audit, review, or apply any procedures to the adjustments made to the 2001 statement of cash flows or to the 2001 consolidated financial statements of the Company and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

Deloitte & Touche LLP

Pittsburgh, PA

March 12, 2004 (December 29, 2004 as to Note 28

and January 6, 2005 as to the effects of the restatement

discussed in the second paragraph of Note 27)

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

None.

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

PART IV

Item 15.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

Consolidated Financial Statements Filed:

The consolidated financial statements listed below are from the 2003 Form 10-K/A and Part II — Item 8. Page references are to said Form 10-K/A.

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

Reports on Form 8-K:

On October 21, 2003 the Company announced earnings for the third quarter ended September 30, 2003.

Exhibits:

The exhibits listed below are filed herewith or to other filings.

Exhibit Number	Description	Prior Filing or Exhibit Page Number Herein
3.1	Articles of Incorporation, as amended on March 23, 2001.	Exhibit 3.1 to 2001 Form 10-K
Filed on March 19, 2002

3.2	Bylaws, as amended and restated on July 25, 2003.	Exhibit 3.2 to June 30, 2003
Form 10-Q Filed on August 11, 2003

4.1	Rights Agreement, dated as of February 24, 1995, between AmeriServ Financial, Inc. and AmeriServ Trust and Financial Services Company, as Rights Agent.	Exhibit 4.1 to 2000 Form 10-K Dated March 21, 2001

10.3	Agreement, dated May 24, 2002, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to Form 10-Q Filed August 14, 2002

10.5	2001 Stock Incentive Plan dated February 23, 2001.	2000 Proxy Statement Filed
March 16, 2001

10.6	Agreement, dated December 1, 1994, between AmeriServ	Exhibit 10.6 to 2000 Form 10-K
	Financial, Inc. and Ronald W. Virag.	Filed March 21, 2001

10.7	Agreement, dated February 1, 2004, between AmeriServ Financial, Inc. and Alan R. Dennison	Below

15.1	Statement regarding predecessor independent public accountants awareness letters	Below

21	Subsidiaries of the Registrant.	Below

23	Consent of Independent Registered Public Accounting Firm	Below

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a),	Below
as adopted pursuant to section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a),	Below
as adopted pursuant to section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section 1350, as	Below
adopted pursuant to section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as	Below
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
Allan R. Dennison
President & CEO

Date: January 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 3, 2005:

/s/	Craig G. Ford	Chairman
	Craig G. Ford	Director

/s/	Jeffrey A. Stopko	Senior Vice President and Chief Financial Officer
Jeffrey A. Stopko

/s/		Director	/s/	Margaret A. O’Malley	Director
J. Michael Adams, Jr.			Margaret A. O’Malley

/s/	Edward J. Cernic, Sr.	Director	/s/		Director
Edward J. Cernic, Sr.			Very Rev. Christian R. Oravec

/s/		Director			Director
Daniel R. DeVos			Mark E. Pasquerilla

/s/		Director	/s/	Howard M. Picking, III	Director
James C. Dewar			Howard M. Picking, III

/s/	Bruce E. Duke, III	Director	/s/		Director
Bruce E. Duke, III, M.D.			Sara A. Sargent

/s/	James M. Edwards, Sr.	Director	/s/	Thomas C. Slater	Director
James M. Edwards, Sr.			Thomas C. Slater

/s/	Kim W. Kunkle	Director	/s/		Director
Kim W. Kunkle			Robert L. Wise

AMERISERV FINANCIAL

BANK

OFFICE LOCATIONS

*	Main Office Downtown
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

Information

Analysts, investors, shareholders, and others seeking financial data about AmeriServ Financial, Inc. or any of its subsidiaries’ annual and quarterly reports, proxy statements, 10-K/A, 10-Q, 8-K, and call reports — are asked to contact Jeffrey A. Stopko, Senior Vice President & Chief Financial Officer at (814) 533-5310 or by e-mail at JStopko@AMERISERVFINANCIAL.com.