Form 10-Q/A
period 2005-01-06
AMERISERV FINANCIAL INC /PA/
filed 2005-01-07
CIK 707605

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

               Class

        Outstanding at May 3, 2004

Common Stock, par value $2.50

                13,968,311

per share

This amendment No. 1 on Form 10-Q/A is being refiled to reflect the restatement of the Company’s Statements of Cash Flows for the three months ended March 31, 2004 and 2003, as discussed in Note 18 to the Condensed Consolidated Financial Statements included at Item 1.

AmeriServ Financial, Inc.

#

      AmeriServ Financial, Inc.

                                                        CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                                                                    (In thousands)

	March 31,	December 31,
	2004	2003

ASSETS
Cash and due from banks	$ 18,724	$ 24,484
Interest bearing deposits	308	289
Investment securities:
Available for sale	478,330	524,573
Held to maturity (market value $26,973 on March 31, 2004, and $28,095 on December 31, 2003)	26,650	28,089
Loans held for sale	1,232	1,423
Loans	504,605	504,890
Less: Unearned income	2,433	2,926
Allowance for loan losses	11,379	11,682
Net loans	490,793	490,282
Premises and equipment, net	10,699	11,141
Accrued income receivable	4,663	4,922
Mortgage servicing rights	1,493	1,718
Goodwill	9,544	9,544
Core deposit intangibles	4,361	4,719
Bank owned life insurance	29,791	29,515
Other assets	22,976	17,187
TOTAL ASSETS	$ 1,099,564	$ 1,147,886

LIABILITIES
Non-interest bearing deposits	$ 103,581	$ 103,982
Interest bearing deposits	552,767	550,615
Total deposits	656,348	654,597

Other short-term borrowings	92,762	144,643
Advances from Federal Home Loan Bank	226,054	231,063
Guaranteed junior subordinated deferrable interest debentures	35,567	34,500
Total borrowed funds	354,383	410,206
Other liabilities	11,112	8,813
TOTAL LIABILITIES	1,021,843	1,073,616

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 18,056,656 shares issued and 13,965,737 outstanding on March 31, 2004; 18,048,518 shares issued and 13,957,599 outstanding on December 31, 2003	45,142	45,121
Treasury stock at cost, 4,090,919 shares for all periods presented	(65,824)	(65,824)
Capital surplus	66,829	66,809
Retained earnings	29,322	29,096
Accumulated other comprehensive income (loss), net	2,252	(932)
TOTAL STOCKHOLDERS' EQUITY	77,721	74,270
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,099,564	$ 1,147,886

See accompanying notes to condensed consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

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

CONTINUED ON NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

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

See accompanying notes to condensed consolidated financial statements.

      AmeriServ Financial, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Three months ended	Three months ended
	March 31, 2004	March 31, 2003
	(As restated – see Note 18)
OPERATING ACTIVITIES
Net income (loss)	$ 226	$ (795)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Provision for loan losses	384	1,659
Depreciation expense	527	556
Amortization expense of core deposit intangibles	358	358
Goodwill impairment loss	-	199
Amortization expense of mortgage servicing rights	125	311
Impairment charge for mortgage servicing rights	100	366
Net amortization of investment securities	417	620
Net realized gains on investment securities	(937)	(1,278)
Net realized gains on loans held for sale	(40)	(173)
Loss on sale of mortgage servicing rights	-	758
Origination of mortgage loans held for sale	(5,678)	(22,851)
Sales of mortgage loans held for sale	4,637	21,032
Decrease in accrued income receivable	259	55
Increase (decrease) in accrued expense payable	112	(612)
Net increase in other assets	(7,779)	(1,657)
Net increase (decrease) in other liabilities	3,983	(822)
Net cash used in operating activities	(3,306)	(2,274)

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(134,633)	(204,847)
Purchases of investment securities and other short-term investments -
held to maturity	-	(10,103)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	15,204	34,856
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	1,407	231
Proceeds from sales of investment securities and
other short-term investments – available for sale	171,122	137,273
Long-term loans originated	(66,029)	(25,817)
Principal collected on long-term loans	38,333	55,516
Loans purchased or participated	(690)	(10,910)
Loans sold or participated	29,000	-
Net (increase) decrease in other short-term loans	(237)	566
Purchases of premises and equipment	(85)	(57)
Net sale of mortgage servicing rights	-	3,268
Net cash provided (used in) by investing activities	53,392	(20,024)

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	99,635	72,856
Payments for maturing certificates of deposit	(102,507)	(76,480)
Net increase in demand and savings deposits	4,623	2,798
Net (decrease) increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(51,881)	43,950
Net principal repayments of advances from FHLB	(5,009)	(23,759)
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(729)	(729)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	41	92
Net cash (used in) provided by financing activities	(55,827)	18,728

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,741)	(3,570)
CASH AND CASH EQUIVALENTS AT JANUARY 1	24,773	27,174
CASH AND CASH EQUIVALENTS AT MARCH 31	$ 19,032	$ 23,604

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), AmeriServ Associates, Inc., (AmeriServ Associates) and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 23 locations in Pennsylvania.  Standard Mortgage Corporation of Georgia (SMC), a subsidiary of the Bank, is a mortgage banking company whose business includes the servicing of mortgage loans. AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.  The Trust Company offers a complete range of trust and financial services and has $1.3 billion in assets under management.  The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.

In addition, the Parent Company is an administrative group that provides support in such areas as audit, finance, investments, loan review, general services, and marketing. Significant intercompany accounts and transactions have been eliminated in preparing the condensed consolidated financial statements.

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

2.

Basis of Preparation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments, consisting only of normal recurring entries, considered necessary for a fair presentation have been included.  They are not, however, necessarily indicative of the results of consolidated operations for a full-year.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

#

3.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes.  Options to purchase 107,857 and 294,476 shares of common stock were outstanding as of March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

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

4.

Comprehensive Income (Loss)

For the Company, comprehensive income (loss) includes net income (loss) and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cash flow hedges.  The changes in other comprehensive income (loss) are reported net of income taxes, as follows (in thousands):

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

5.

Condensed Consolidated Statement of Cash Flows

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

Given the quality of the investment portfolio (greater than 97% rated AAA), the Company believes that in accordance with Emerging Issues Task Force No. 03-1 and the Company’s investment policy the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements.  Additionally, the Company believes it has the capability and intent to hold the securities to maturity, if necessary.

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

#

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

12.

Derivative Hedging Instruments

The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.  The Company uses derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cash flow variability associated with certain variable rate debt by converting the debt to fixed rates.  A summary of the Company’s derivative hedge transactions is as follows:

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

During the first quarter of 2003, under SFAS #142 the Company had a triggering event specific to the mortgage banking segment level.  This event was the sale of approximately 69% of its total servicing portfolio.  As a result, the Company reevaluated the $199,000 of goodwill that was allocated to the mortgage banking segment and determined that it was impaired based upon its analysis of the projected future cash flows in this business segment.  The resulting impairment charge eliminated all goodwill allocated to this segment and has been reflected as an operating expense for the three months ended March 31, 2003.  The Company’s remaining goodwill of $9.5 million is allocated to the retail banking segment and was evaluated for impairment on its annual impairment evaluation date.  The result of this evaluation indicated that the Company’s goodwill had no impairment.

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

The Company is subject to various capital requirements administered by the federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

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

18.

Restatement of Statements of Cash Flows

Subsequent to the issuance of the condensed consolidated financial statements for the period ended March 31, 2003, the Company determined that the amounts included in its statements of cash flows for loans held for sale should have been classified as operating activities and combined with origination of mortgage loans held for sale, rather than as investing activities, and that the amounts included for other assets and other liabilities should have been classified as operating activities rather than as investing activities and financing activities, respectively.  As a result, the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows (in thousands):

For the three

months ended

March 31, 2004    March 31, 2003

Net cash provided by (used in) operating activities:

As previously reported

      $  1,722

$  3,223

As restated

         (3,306)

  (2,274)

Net cash provided by (used in) investing activities:

As previously reported

        44,381

 (24,699)

As restated

        53,392

 (20,024)

Net cash (used in) provided by financing activities:

As previously reported

                   (51,844)

  17,906

As restated

         (55,827)

  18,728

#

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS ("M.D.& A.")

The accompanying Managements Discussion and Analysis of financial condition and results of operations gives effect to the restatement of the Condensed Consolidated Financial Statements for the three months ended March 31, 2004 and 2003, as discussed in Note 18 to the Condensed Consolidated Financial Statements.

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

…..PROVISION FOR LOAN LOSSES..... The Company’s provision for loan losses totaled $384,000 or 0.31% of total average loans in the first quarter of 2004.  This represented a decrease of $1.3 million from the first quarter 2003 provision of $1.7 million or 1.19% of total average loans.  The actions taken to build the allowance for loan losses in the first quarter of 2003 reflected deterioration in credit quality that was evidenced by a higher level of classified loans and non-performing assets.  Net charge-offs in the first quarter of 2004 totaled $597,000 or 0.48% of total average loans compared to net charge-offs of $279,000 or 0.20% of total average loans in the first quarter of 2003.  The higher net charge-offs in the first quarter of 2004 reflect a $625,000 write-down of a $4.8 million loan on a personal care facility that was discussed in detail in the Company’s annual report on Form 10-K/A.  The Company took possession of the facility and transferred the property to other real estate owned in the first quarter of 2004.  The Company is currently evaluating bids for the facility and hopes to finalize a sale by the end of the second quarter of 2004.  The Company expects to incur no further loss on this property which currently has a value of $4.2 million.

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

.....LIQUIDITY...... Liquidity can be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $5.7 million from December 31, 2003, to March 31, 2004, due to $55.8 million of cash used by financing activities and $3.3 million used by operating activities.  This was partially offset by $53.4 million of cash provided by investing activities.  Within investing activities, proceeds from investment security maturities and sales exceeded cash used to purchase new investment securities by $53.1 million.  Cash advanced for new loan fundings and purchases totaled $67.0 million and evenly offset the $67.3 million cash received from loan principal payments and sales.  Within financing activities, payments for maturing certificates of deposit exceeded proceeds from new certificates of deposit by $1.8 million.

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

.....CONTRACTUAL OBLIGATIONS…..  The following table presents, as of March 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

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

.....FORWARD LOOKING STATEMENT.....This Form 10-Q/A contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results, and prospects, including statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.  These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

#

Part II     Other Information

Item 5.     Other Information

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form-10-Q/A that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

AmeriServ Financial, Inc.
Registrant

Date: January 6, 2005	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: January 6, 2005	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

January 6, 2005

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

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AmeriServ Financial, Inc.

Johnstown, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Corporation”) as of March 31, 2004 and 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods then ended.  These interim financial statements are the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18, the condensed consolidated statements of cash flows for the three month periods ended March 31, 2004 and 2003 have been restated.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004 (December 29, 2004 as to Note 28 and January 6, 2005 as to the effects of the restatement discussed in the second paragraph of Note 27), we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning the Corporation’s restatement of certain amounts in the statements of cash flows.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

May 5, 2004 (January 6, 2005 as to the effects of the restatement discussed in Note 18)

 /s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

Exhibit 15.1

January 6, 2005

AmeriServ Financial, Inc.

P.O. Box 430

216 Franklin Street

Johnstown, Pennsylvania

We have made a review, in accordance with standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim financial information of AmeriServ Financial, Inc. and subsidiaries for the periods ended March 31, 2004 and 2003, as indicated in our report dated May 5, 2004 (January 6, 2005 as to the effects of the restatement discussed in Note 18)(which report contains an explanatory paragraph referring to the restatement discussed in Note 18); because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-QA for the quarter ended March 31, 2004, is incorporated by reference in the following Registration Statements:

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

1.  I have reviewed this quarterly report on Form 10-Q/A of ASF;

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

Date: January 6, 2005	/s/Allan R. Dennison
Allan R. Dennison
President & CEO

Exhibit 31.2

I, Jeffrey A. Stopko, Chief Financial Officer of AmeriServ Financial, Inc. (ASF), certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of ASF;

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

Date: January 6, 2005	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

#

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q/A for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

January 6, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q/A for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

January 6, 2005

#