Form 10-Q/A
period 2005-01-06
AMERISERV FINANCIAL INC /PA/
filed 2005-01-07
CIK 707605

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

               Class

        Outstanding at August 2, 2004

Common Stock, par value $2.50

                13,974,778

per share

This amendment No. 1 on Form 10-Q/A is being refiled to reflect the restatement of the Company’s Statement of Cash Flows for the six months ended June 30, 2003, as discussed in Note 18 to the Condensed Consolidated Financial Statements included at Item 1.

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

      AmeriServ Financial, Inc.

                                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Six months ended	Six months ended
	June 30, 2004	June 30, 2003
		(As restated – See Note 18)
OPERATING ACTIVITIES
Net income	$ 480	$ 120
Adjustments to reconcile net income to net cash
used in operating activities:
Provision for loan losses	643	2,193
Depreciation expense	1,048	1,100
Amortization expense of core deposit intangibles	716	716
Goodwill impairment loss	-	199
Amortization expense of mortgage servicing rights	239	477
Impairment (credit) charge for mortgage servicing rights	(164)	620
Net amortization of investment securities	1,224	1,247
Net realized gains on investment securities	(1,048)	(2,698)
Net realized gains on loans held for sale	(155)	(394)
Loss on sale of mortgage servicing rights	-	758
Origination of mortgage loans held for sale	(15,805)	(38,786)
Sales of mortgage loans held for sale	13,456	36,547
Decrease (increase) in accrued income receivable	(338)	564
Decrease in accrued expense payable	(239)	(1,326)
Net (increase) decrease in other assets	(5,785)	2,474
Net increase (decrease) in other liabilities	1,601	(363)
Net cash used in operating activities	(4,127)	3,448

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(298,831)	(332,842)
Purchases of investment securities and other short-term investments -
held to maturity	(17,050)	(18,221)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	49,322	68,079
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	3,548	1,504
Proceeds from sales of investment securities and
other short-term investments – available for sale	222,227	231,246
Long-term loans originated	(103,567)	(54,195)
Principal collected on long-term loans	84,754	119,053
Loans purchased or participated	(8,526)	(16,535)
Loans sold or participated	31,500	-
Net (increase) decrease in other short-term loans	(185)	1,384
Purchases of premises and equipment	(378)	(433)
Net sale of mortgage servicing rights	-	3,278
Net cash (provided by) used in investing activities	(37,186)	2,318

FINANCING ACTIVITIES
Proceeds from sales of certificates of deposit	208,644	149,579
Payments for maturing certificates of deposit	(201,936)	(158,360)
Net increase in demand and savings deposits	9,636	784
Net increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	26,346	8,343
Net principal repayments of advances from FHLB	(5,016)	(3,767)
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(1,458)	(1,458)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	78	131
Net cash provided by (used in) financing activities	36,294	(4,748)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,019)	1,018
CASH AND CASH EQUIVALENTS AT JANUARY 1	24,773	27,174
CASH AND CASH EQUIVALENTS AT JUNE 30	$ 19,754	$ 28,192

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

4.

Comprehensive Income (Loss)

For the Company, comprehensive income (loss) includes net income (loss) and unrealized holding gains and losses from available for sale investment securities.  The changes in other comprehensive income (loss) are reported net of income taxes, as follows (in thousands):

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

#

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

#

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

18.

Restatement of Statement of Cash Flows

Subsequent to the issuance of the condensed consolidated financial statements for the period ended June 30, 2003, the Company determined that the amounts included in its statements of cash flows for loans held for sale should have been classified as operating activities and combined with origination of mortgage loans held for sale, rather than as investing activities, and that the amounts included for other assets and other liabilities should have been classified as operating activities rather than as investing activities and financing activities, respectively.  As a result, the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows (in thousands):

For the six

months ended

   June 30, 2003

Net cash provided by operating activities:

As previously reported

$  4,565

As restated

    3,448

Net cash provided by investing activities:

As previously reported

    1,564

As restated

    2,318

Net cash used in financing activities:

As previously reported

   (5,111)

As restated

   (4,748)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS ("M.D.& A.")

The accompanying Managements Discussion and Analysis of financial condition and results of operations gives effect to the restatement of the Condensed Consolidated Financial Statements for the six months ended June 30, 2003, as discussed in Note 18 to the Condensed Consolidated Financial Statements.

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

.....CONTRACTUAL OBLIGATIONS…..  The following table presents, as of June 30, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

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

#

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

#

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

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AmeriServ Financial, Inc.

Johnstown, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Corporation”) as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

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

As discussed in Note 18, the condensed consolidated statements of cash flows for the six-month period ended June 30, 2003 has been restated.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004 (December 29, 2004 as to Note 28 and January 6, 2005 as to the effects of the restatement discussed in the second paragraph of Note 27), we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning the Corporation’s restatement of certain amounts in the statement of cash flows.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

August 9, 2004 (January 6, 2005 as to the effects of the restatement discussed in Note 18)

/s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

#

Exhibit 15.1

January 6, 2005

AmeriServ Financial, Inc.

P.O. Box 430

216 Franklin Street

Johnstown, Pennsylvania

We have made a review, in accordance with standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim financial information of AmeriServ Financial, Inc. and subsidiaries for the periods ended June 30, 2004 and 2003, as indicated in our report dated August 9, 2004 (January 6, 2005 as to the effects of the restatement discussed in Note 18)(which report contains an explanatory paragraph referring to the restatement discussed in Note 18); because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, is incorporated by reference in the following Registration Statements:

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

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q/A for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q/A for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

January 6, 2005

#