Form 10-Q/A
period 2005-01-06
AMERISERV FINANCIAL INC /PA/
filed 2005-01-07
CIK 707605

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

               Class

        Outstanding at November 1, 2004

Common Stock, par value $2.50

                16,776,682

per share

This amendment No. 1 on Form 10-Q/A is being refiled to reflect the restatement of the Company’s Statements of Cash Flows for the nine months ended September 30, 2003, as discussed in Note 19 to the Condensed Consolidated Financial Statements included at Item 1.

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

      AmeriServ Financial, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003
OPERATING ACTIVITIES		(As restated – see Note 19)
Net income	$ 1,222	$ 369
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	643	2,577
Depreciation expense	1,505	1,606
Amortization expense of core deposit intangibles	934	1,074
Goodwill impairment loss	-	199
Amortization expense of mortgage servicing rights	349	632
Impairment (credit) charge for mortgage servicing rights	(26)	390
Net amortization of investment securities	1,775	2,385
Net realized gains on investment securities	(1,276)	(3,100)
Net realized gains on loans held for sale	(263)	(559)
Loss on sale of mortgage servicing rights	-	758
Origination of mortgage loans held for sale	(22,643)	(55,670)
Sales of mortgage loans held for sale	22,136	55,003
Decrease (increase) in accrued income receivable	(65)	814
Decrease in accrued expense payable	(114)	(1,585)
Net (increase) decrease in other assets	(3,626)	4,765
Net increase (decrease) in other liabilities	2,155	(2,075)
Net cash provided by operating activities	2,706	7,583

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(303,611)	(508,192)
Purchases of investment securities and other short-term investments -
held to maturity	(17,050)	(18,221)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	69,125	119,475
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	4,915	4,949
Proceeds from sales of investment securities and
other short-term investments – available for sale	306,887	322,492
Long-term loans originated	(149,960)	(60,463)
Principal collected on long-term loans	116,235	151,968
Loans purchased or participated	(2,529)	(16,315)
Loans sold or participated	31,500	-
Net (increase) decrease in other short-term loans	(138)	1,322
Purchases of premises and equipment	(559)	(772)
Sale/retirement of premises and equipment	-	325
Net sale of mortgage servicing rights	-	3,278
Net cash provided (used) by investing activities	54,815	(154)

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	4,579	(21,085)
Net (decrease) increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(57,643)	11,141
Net principal (repayments) borrowings of advances from FHLB	(5,028)	6,224
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(2,187)	(2,187)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	111	164
Net cash used by financing activities	(60,168)	(5,743)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,647)	1,686
CASH AND CASH EQUIVALENTS AT JANUARY 1	24,773	27,174
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$ 22,126	$ 28,860

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

2.

Basis of Preparation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments consisting only of normal recurring entries considered necessary for a fair presentation have been included.  They are not, however, necessarily indicative of the results of consolidated operations for a full-year.

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

19.

Restatement of Statement of Cash Flows

Subsequent to the issuance of the condensed consolidated financial statements for the period ended September 30, 2003, the Company determined that the amounts included in its statements of cash flows for loans held for sale should have been classified as operating activities and combined with origination of mortgage loans held for sale, rather than as investing activities, and that the amounts included for other assets and other liabilities should have been classified as operating activities rather than as investing activities and financing activities, respectively.  As a result, the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows (in thousands):

For the nine

months ended

September 30, 2003

Net cash provided by (used in) operating activities:

As previously reported

          $  7,335

As restated

              7,583

Net cash provided by (used in) investing activities:

As previously reported

              2,169

As restated

                (154)

Net cash (used in) provided by financing activities:

As previously reported

               (7,818)

As restated

                          (5,743)

#

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS ("M.D.& A.")

The accompanying Managements Discussion and Analysis of financial condition and results of operations gives effect to the restatement of the Condensed Consolidated Financial Statements for the nine months ended September 30, 2003, as discussed in Note 19 to the Condensed Consolidated Financial Statements.

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

.....CONTRACTUAL OBLIGATIONS…..  The following table presents, as of September 30, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

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

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AmeriServ Financial, Inc.

Johnstown, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Corporation”) as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

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

As discussed in Note 19, the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2003 has been restated.

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

November 3, 2004 (January 6, 2005 as to the effects of the restatement discussed in Note 19)

 /s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

#

Exhibit 15.1

January 6, 2005

AmeriServ Financial, Inc.

P.O. Box 430

216 Franklin Street

Johnstown, Pennsylvania

We have made a review, in accordance with standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim financial information of AmeriServ Financial, Inc. and subsidiaries for the periods ended September 30, 2004 and 2003, as indicated in our report dated November 3, 2004 (January 6, 2005 as to the effects of the restatement discussed in Note 19)(which report contains an explanatory paragraph referring to the restatement discussed in Note 19); because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, is incorporated by reference in the following Registration Statements:

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

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q/A for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q/A for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

January 6, 2005

#