Form 10-K
period 2004-12-31
AMERISERV FINANCIAL INC /PA/
filed 2005-03-10
CIK 707605

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     The aggregate market value was $77,546,953.20 as of June 30, 2004. Excluding affiliates, the aggregate market value was less than $75 million.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $102,939,115.14 as of January 31, 2005.

     NOTE -- If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

     Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

     (Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 19,720,137 shares were outstanding as of January 31, 2005.

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

     Portions of the annual shareholders' report for the year ended December 31, 2004, are incorporated by reference into Parts I and II.

     Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference in Part III.

     Exhibit Index is located on page 65.

================================================================================

                                 FORM 10-K INDEX

                                                                        Page No.
                                                                        --------
PART I

Item 1.    Business                                                         2

Item 2.    Properties                                                      10

Item 3.    Legal Proceedings                                               10

Item 4.    Submission of Matters to a Vote of Security Holders             10

PART II

Item 5.    Market for the Registrant's Common Stock and Related
              Stockholder Matters                                          10

Item 6.    Selected Consolidated Financial Data                            11

Item 7.    Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations                14

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk      30

Item 8.    Consolidated Financial Statements and Supplementary Data        31

Item 9.    Changes In and Disagreements With Accountants On
              Accounting and Financial Disclosure                          64

Item 9A.   Controls and Procedures                                         64

Item 9B.   Other Information                                               64

PART III

Item 10.   Directors and Executive Officers of the Registrant              64

Item 11.   Executive Compensation                                          64

Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                   64

Item 13.   Certain Relationships and Related Transactions                  64

Item 14.   Principal Accounting Fees and Services                          64

PART IV

Item 15.   Exhibits, Consolidated Financial Statement Schedules, and
              Reports on Form 8-K                                          65

           Signatures                                                      67

                                     PART I

ITEM 1. BUSINESS

GENERAL

     AmeriServ Financial, Inc. (the Company) is a bank holding company, organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) on January 5, 1983. The Company's other wholly owned subsidiaries include AmeriServ Trust and Financial Services Company (the Trust Company) formed in October 1992, AmeriServ Life Insurance Company (AmeriServ
Life) formed in October 1987, and AmeriServ Associates, Inc. (AmeriServ Associates), formed in January 1997.

     The Company's principal activities consist of owning and operating its four wholly owned subsidiary entities. At December 31, 2004, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $1.0 billion, $644 million and $85 million, respectively. The Company and the subsidiary entities derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and insurance risk management.

     As previously stated, the Company is a bank holding company and is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia. The Company is also under the jurisdiction of the Securities and Exchange Commission (SEC) for matters relating to offering and sale of its securities. The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company is listed on the NASDAQ Stock Market under the trading symbol "ASRV," and is subject to the rules of NASDAQ for listed companies.

AMERISERV FINANCIAL BANKING SUBSIDIARY

     AmeriServ Financial Bank

     AmeriServ Financial Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 23 locations in Allegheny, Cambria, Centre, Dauphin, Somerset, and Westmoreland Counties, Pennsylvania, AmeriServ Financial Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler's checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. AmeriServ Financial Bank also operates 26 automated bank teller machines (ATMs) through its 24-Hour Banking Network that is linked with STAR, a regional ATM network and CIRRUS, a national ATM network.

     AmeriServ Financial Bank also has a wholly owned mortgage banking subsidiary -- Standard Mortgage Corporation of Georgia (SMC). SMC is a residential mortgage loan servicer based in Atlanta, GA. On December 28, 2004, the Company sold all of its remaining mortgage servicing rights and discontinued operations of this non-core business. The Company concluded that mortgage servicing was not a core community banking business and it did not have the scale nor the earnings power to absorb the volatility and risk associated with this business line. Additionally, AmeriServ Financial Services Corporation was formed on May 23, 1997 and engages in the sale of annuities, mutual funds, and insurance. On December 31, 2004, the Company merged Ameriserv Financial Services Corporation into the Bank.

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

     AmeriServ Financial Bank is subject to supervision and regular examination by the Federal Reserve and the Pennsylvania Department of Banking. See Note #24, Regulatory Matters, for a discussion of the Memorandum Of Understanding which the Company and its Board of Directors entered into with its primary regulators in 2003. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2004:

Headquarters                           Johnstown, PA
------------                           -------------
Chartered                                     1933
Total Assets                            $1,000,725
Total Investment Securities             $  394,503
Total Loans (net of unearned income)    $  521,416
Total Deposits                          $  644,391
Total Net Loss                          $   (8,020)
Asset Leverage Ratio                          8.51%
2004 Return on Average Assets                (0.61)%
2004 Return on Average Equity                (6.64)%
Total Full-time Equivalent Employees           318

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

     Commercial

     This category includes credit extensions and leases to commercial and industrial borrowers. Business assets, including accounts receivable, inventory and/or equipment, typically secure these credits. In appropriate instances, extensions of credit in this category are subject to collateral advance formulas. Balance sheet strength and profitability are considered when analyzing these credits, with special attention given to historical, current and prospective sources of cash flow, and the ability of the customer to sustain cash flow at acceptable levels. Our policy permits flexibility in determining acceptable debt service coverage ratios, with a minimum level of 1.1 to 1 desired. Personal guarantees are frequently required; however, as the financial strength of the borrower increases, the Company's ability to obtain personal guarantees decreases. In addition to economic risk, this category is impacted by the management ability of the borrower and industry risk, which are also considered during the underwriting process.

     Commercial Loans Secured by Real Estate

     This category includes various types of loans, including acquisition and construction of investment property, owner-occupied property and operating property. Maximum term, minimum cash flow coverage, leasing requirements, maximum amortization and maximum loan to value ratios are controlled by the Company's credit policy and follow industry guidelines and norms, and regulatory limitations. Personal guarantees are normally required during the construction phase on construction credits, and are frequently obtained on mid to smaller commercial real estate loans. In addition to economic risk, this category is subject to geographic and portfolio concentration risk, which are monitored and considered in underwriting.

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

MAJOR TYPES OF INVESTMENTS AND THE ASSOCIATED INVESTMENT POLICIES

     The investment securities portfolio of the Company and its subsidiaries is managed to optimize total return over the long term in a prudent manner that is consistent with proper bank asset/liability management and current banking practices. The objectives of portfolio management include consideration of proper liquidity levels, interest rate and market valuation sensitivity, and profitability. The investment portfolios of the Company and subsidiaries are proactively managed in accordance with federal and state laws and regulations in accordance with generally accepted accounting practices.

     The investment portfolio is primarily made up of AAA Agency Mortgage-backed securities. The purpose of this type of portfolio is to generate adequate cash flow to fund potential loan growth, as the market allows. Management strives to maintain a relatively short duration in the portfolio. All holdings must meet standards documented in the AmeriServ Financial Investment Policy which are reflective of the conservative investment policies of commercial banks.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS, INCLUDING REPAYMENTS AND MATURITIES OF LOANS, SALES AND MATURITIES OF INVESTMENTS AND FHLB ADVANCES

Deposits

     AmeriServ Financial Bank has a loyal core deposit base made up of traditional commercial bank products that exhibits very little fluctuation, other than Jumbo CDs, which demonstrate some seasonality. The deposit base has remained relatively stable over the last several years.

Borrowings

     AmeriServ Financial Bank uses both overnight borrowings and term advances from the Federal Home Loan Bank of Pittsburgh for liquidity management purposes. The FHLB borrowings are typically used to fund investments in mortgage-backed securities. Recently, the Company has been de-levering its balance sheet and reducing its level of borrowings through investment portfolio cash flow and security sales.

Loans

     During the periods presented herein, new loan funding has remained equal to or less than loan payments and payoffs, and has had limited effect on liquidity. The Company believes it will be able to fund anticipated loan growth generally from investment securities portfolio cash flow and deposit growth.

Secondary Marketing Activities

     The Residential Lending department of AmeriServ Financial Bank continues to originate one-to-four family mortgage loans for both outside investors in the secondary market and for the AmeriServ portfolio. Mortgages sold on the secondary market are sold to investors on a "flow" basis: Mortgages are priced and delivered on a "best efforts" pricing, with servicing released to the investor. Freddie Mac guidelines are used in underwriting all mortgages. The mortgages with longer terms such as 20-year, 30-year, FHA, and VA loans are usually sold. The remaining production of the department includes Adjustable Rate Mortgages, 10-year, 15-year, and bi-weekly mortgages. These loans are usually kept in the AmeriServ portfolio. In recent times the mortgages retained/mortgages sold ratio has been approximately 55/45.

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES

     AmeriServ Trust and Financial Services Company

     AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. As one of the larger providers of trust and investment management products and services between Pittsburgh and Harrisburg, AmeriServ Trust and Financial Services Company is committed to delivering personalized, professional service to its clients. Its staff of approximately forty professionals administers assets valued at approximately $1.3 billion by providing a wide spectrum of services which include trust and estate administration, union collective investment funds (ERECT and BUILD Funds), pension, profit sharing, 401(k) and 403(b) plans as well as custom designed accounts and non-qualified plans for special purposes. At December 31, 2004, AmeriServ Trust and Financial Services had total assets of $1.7 million and total shareholder's equity of $1.5 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the Commonwealth of Pennsylvania.

     In addition to developing an experienced professional staff, the Trust Company has made a commitment to state-of-the-art systems and software. This fiscal and philosophical commitment generates a high degree of staff and client satisfaction while producing timely and accurate reports and statements.

     The diversification of the revenue-generating divisions within the trust company is one of the primary reasons for its successful growth. The specialized union collective funds are expected to continue to be the growth leaders in both assets under administration and revenue production. Other trust company niches include the cemetery and funeral pre-need accounts and special needs trusts. The common element in each of these specialties is the diverse geographical areas from which the business originates. The union funds have attracted several international labor unions as investors as well as many local unions from a number of states. The focus of the trust company continues to be on the union collective investment funds, namely the ERECT and BUILD Funds which are designed to invest union pension dollars in construction projects that utilize union labor. At the end of 2004, assets in these funds totaled approximately $345 million.

     Currently the trust company is working closely with Labor-Management Fund Advisors, LLC, the underwriter and real estate advisor for the BUILD Funds to merge the individual state BUILD Funds of Michigan, Illinois, Indiana and Ohio into the BUILD Fund of America. The consolidation of the individual funds will provide greater liquidity, better geographic and property-type project diversification, and the opportunity to compete for larger projects. Even after the merger of the funds into the BUILD Fund of America, the Fund's philosophy and pledge to reinvest in the areas served by the unions who invest in the BUILD Fund will be strictly maintained.

     The Trust Investment Division focuses on producing better-than-average investment returns by offering an array of individually managed accounts and several asset allocation disciplines utilizing non-proprietary mutual funds. In addition, the Tactical High Yield Bond Fund, the Pathroad Funds and the Premier Equity Discipline are examples of the Investment Division's ability to respond to the needs and expectations of our clients. The diversified array of investment options, experienced staff and good investment returns facilitate client retention and the development of new clients.

     In 2004, the trust company continued to be a major contributor of earnings to the corporation. Gross revenue in 2004 amounted to $5.4 million which represents an increase of $370,000 or 7.4% over 2003. Expenses were contained within budgeted levels resulting in net income of $807,000 which represents an increase of $72,000 or 9.8% over 2003.

     AmeriServ Life

     AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company's market area. Operations of AmeriServ Life are conducted in each office of the Company's banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Federal Reserve. At December 31, 2004, AmeriServ Life had total assets of $1.6 million and total shareholder's equity of $1.2 million and recorded net income of $40,000.

     AmeriServ Associates

     AmeriServ Associates is a registered investment advisory firm that administers investment portfolios, offers operational support systems and provides asset and liability management services to small and mid-sized financial institutions. At December 31, 2004, AmeriServ Associates had total assets of $272,000 and total shareholder's equity of $246,000 and recorded net income of $80,000.

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

MARKET AREA

     The Company's local economy has not seen vibrant economic growth compared to national economic growth as reflected by the strong national Gross Domestic Product (GDP) of recent quarters. The economy in Cambria and Somerset counties continue to perform below the 5.2% national unemployment average with local unemployment at 7.4%. Johnstown's unemployment rate remains near the highest of all regions of the Commonwealth. Local market conditions have improved in recent quarters but change comes slowly. Jobs in the area have actually declined in absolute number from last year's total. Near-term expectations for future employment point to better days ahead as a result of several recent announcements which included the relocation of an alternative energy manufacturer to the area, a continued increase in defense related jobs and a likely up tick in employment within the mining industry. In 2003, the Company redefined its primary lending market as approximately a 100-mile radius from Johnstown. This area would include the Johnstown Metro Area, along with State College and Pittsburgh. Local loan demand is growing and we expect that given our renewed strategic focus on commercial lending, the Company will experience loan growth in 2005. Overall, economic conditions in the Johnstown Metro Area are expected to slowly improve throughout 2005.

     Economic conditions are much better in the State College area located in Centre County. The unemployment rate in the area is 3.8%, one of the lowest of all regions in the Commonwealth. The State College market presents the Company with a more vibrant economic market and a different demographic. The 18 to 34 year old age group makes up a much greater percentage of the population in State College than in the Cambria/Somerset market, while the population of people 50 years of age or older is significantly less in State College. Overall, opportunities in the State College market are quite different and challenging, providing a promising source of business to profitably grow the Company.

     Nationally, the economic environment appears promising. Most economists remain hopeful that the economy will continue to grow while inflation and interest rates remain at low levels for most of the year.

EMPLOYEES

     The Company employed 459 people as of December 31, 2004, in full- and part-time positions. Approximately 272 non-supervisory employees of AmeriServ Financial Bank are represented by the United Steelworkers of America, AFL-CIO-CLC, Local Union 2635-06/07. The Bank successfully negotiated a new three-year labor contract with the Steelworkers Local on October 15, 2004 that will expire on October 15, 2007. AmeriServ Financial Bank has not experienced a work stoppage since 1979. AmeriServ Financial Bank is one of 13 union-represented banks nationwide.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), among other things, identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet mimimum capital requirements based on these categories. The FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on other aspects of its operations. The FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would therafter be undercapitalized. An undercapitalized bank must develop a capital restoration plan, and its parent holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became undercapitalized and the amount needed to comply with the plan.

     As of December 31, 2004, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action ratios and guidelines described above. A bank's capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley act, written certifications by the Company's Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company's quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to further strengthen its corporate governance practices. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company's Code of Conduct Policy and other procedures that were previously in place. In 2005, the Company will implement a program designed to comply with Section 404 of the Sarbanes-Oxley Act. This program will include the identification of key processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the effectiveness of key controls. The company presently estimates that it will incur incremental costs of $500,000 to $700,000 to achieve Section 404 compliance.

PRIVACY PROVISIONS OF GRAMM-LEACH-BLILEY ACT

     Under Gramm-Leach-Bliley Act (GLB Act) federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about customers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provision of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Company believes it is in compliance with the various provisions of GLB Act.

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

     The following Guide 3 information is included in this Form 10-K as listed below:

          I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential Information. Information required by this section is presented on pages 17-18, and 23-26.

          II. Investment Portfolio Information required by this section is presented on pages 7 and 42-45.

          III. Loan Portfolio Information required by this section appears on pages 7-8, 18 and 19.

          IV.  Summary of Loan Loss Experience Information required by this section is presented on pages 19-21.

          V.   Deposits Information required by this section follows on page
               8-9.

          VI. Return on Equity and Assets Information required by this section is presented on page 12.

          VII. Short-Term Borrowings Information required by this section is presented on page 9-10.

INVESTMENT PORTFOLIO

     Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair value. The following table sets forth the cost basis and market value of AmeriServ Financial's investment portfolio as of the periods indicated:

     Investment securities available for sale at:

                                                                         AT DECEMBER 31,
                                                                 ------------------------------
COST BASIS:                                                        2004       2003       2002
-----------                                                      --------   --------   --------
                                                                         (IN THOUSANDS)
U.S. Treasury                                                    $ 10,071   $  9,498   $ 12,514
U.S. Agency                                                        33,219     13,508      5,600
Mortgage-backed securities                                        305,986    469,086    430,541
Equity investment in Federal Home Loan Bank and Federal
   Reserve Bank Stocks                                             17,059     22,942     21,554
Other securities (1)                                               12,381     10,974     11,563
                                                                 --------   --------   --------
Total cost basis of investment securities available for sale     $378,716   $526,008   $481,772
                                                                 ========   ========   ========
Total market value of investment securities available for sale   $373,584   $524,573   $490,701
                                                                 ========   ========   ========

(1) Other investment securities include asset-backed securities and corporate notes and bonds.

     Investment securities held to maturity at:

                                                                     AT DECEMBER 31,
                                                               ---------------------------
COST BASIS:                                                      2004      2003      2002
-----------                                                    -------   -------   -------
                                                                      (IN THOUSANDS)
U.S. Treasury                                                  $ 3,348   $ 1,155   $    --
U.S. Agency                                                     11,522     8,096        --
Mortgage-backed securities                                      12,565    18,838    15,077
                                                               -------   -------   -------
Total cost basis of investment securities held to maturity     $27,435   $28,089   $15,077
                                                               =======   =======   =======
Total market value of investment securities held to maturity   $27,550   $28,095   $15,320
                                                               =======   =======   =======

LOAN PORTFOLIO

     The loan portfolio of the Company consisted of the following:

                                                             AT DECEMBER 31,
                                          ----------------------------------------------------
                                            2004       2003       2002       2001       2000
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Commercial                                $ 72,011   $ 75,738   $ 89,127   $123,523   $116,615
Commercial loans secured by real estate    225,661    206,204    222,854    209,483    193,912
Real estate-mortgage(1)                    201,406    194,605    229,154    231,728    242,370
Consumer                                    23,285     28,343     32,506     36,186     35,749
                                          --------   --------   --------   --------   --------
Loans                                      522,363    504,890    573,641    600,920    588,646
Less: Unearned income                        1,634      2,926      4,881      7,619      8,012
                                          --------   --------   --------   --------   --------
Loans, net of unearned income             $520,729   $501,964   $568,760   $593,301   $580,634
                                          ========   ========   ========   ========   ========

(1) At December 31, 2004 and 2003, real estate-construction loans constituted 6.3% and 3.2% of the Company's total loans, net of unearned income, respectively.

NON-PERFORMING ASSETS

     The following table presents information concerning non-performing assets:

                                                            AT DECEMBER 31,
                                              -------------------------------------------
                                               2004      2003     2002     2001     2000
                                              ------   -------   ------   ------   ------
                                                            (IN THOUSANDS)
Non-accrual loans
Commercial                                    $  802   $ 3,282   $1,783   $4,201   $3,166
Commercial loans secured by real estate          606     5,262    1,864    1,887       --
Real estate-mortgage                           2,049     1,495    2,784    2,964    2,282
Consumer                                         412       742      360      251      355
                                              ------   -------   ------   ------   ------
Total non-accrual loans                       $3,869   $10,781   $6,791   $9,303   $5,803
                                              ------   -------   ------   ------   ------

                                                       AT DECEMBER 31,
                                              --------------------------------
                                              2004   2003   2002   2001   2000
                                              ----   ----   ----   ----   ----
                                                       (IN THOUSANDS)
Past due 90 days or more and still accruing
Commercial                                     $--    $58    $--   $188    $--
Commercial loans secured by real estate         --     10     48     --     --
Real estate-mortgage                            --     --     --     --     --
Consumer                                        --     30      2     20     --
                                               ---    ---    ---   ----    ---
Total loans past due 90 day or more            $--    $98    $50   $208    $--
                                               ---    ---    ---   ----    ---

                                                        AT DECEMBER 31,
                                               ---------------------------------
                                                2004   2003   2002   2001   2000
                                               -----   ----   ----   ----   ----
                                                         (IN THOUSANDS)
Other real estate owned
Commercial                                      $--    $ --   $ --   $ --   $ --
Commercial loans secured by real estate          --     255     --     --    148
Real estate-mortgage                             15     248     89    512     10
Consumer                                         10      29     34     21     --
                                                ---    ----   ----   ----   ----
Total other real estate owned                   $25    $532   $123   $533   $158
                                                ---    ----   ----   ----   ----

                                                                 AT DECEMBER 31,
                                                  --------------------------------------------
                                                   2004      2003     2002      2001     2000
                                                  ------   -------   ------   -------   ------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Total non-performing assets                       $3,894   $11,411   $6,964   $10,044   $5,961
                                                  ======   =======   ======   =======   ======
Total non-performing assets as a percent of
   loans and loans held for sale, net of
   unearned income, and other real estate owned     0.75%     2.26%    1.22%     1.67%    1.01%
Total restructured loans                          $5,685   $   698   $   --   $   269   $  287

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

                                                         YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                   2004    2003    2002    2001    2000
                                                  -----   -----   -----   -----   -----
                                                              (IN THOUSANDS)
Interest income due in accordance with original
   terms                                          $469    $ 670   $470    $340    $ 464
Interest income recorded                           (19)    (119)   (14)    (19)    (139)
                                                  ----    -----   ----    ----    -----
Net reduction in interest income                  $450    $ 551   $456    $321    $ 325
                                                  ====    =====   ====    ====    =====

DEPOSITS

     The following table sets forth the average balance of the Company's deposits and average rates paid thereon for the past three calendar years:

                                            AT DECEMBER 31,
                          ---------------------------------------------------
                                2004              2003              2002
                          ---------------   ---------------   ---------------
                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
   Non-interest bearing   $106,249     --%  $104,330     --%  $105,830     --%
   Interest bearing         53,502   0.29     51,872   0.39     49,681   0.50
Savings                    104,187   0.89    103,450   0.92    100,454   1.32
Money market               120,280   1.11    123,845   1.06    129,902   1.09
Other time                 279,458   2.83    282,838   3.20    300,683   4.34
                          --------          --------          --------
Total deposits            $663,676   1.85   $666,335   2.05   $686,550   2.76
                          ========          ========          ========

     Interest expense on deposits consisted of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                               ---------------------------
                                                                 2004      2003      2002
                                                               -------   -------   -------
                                                                      (IN THOUSANDS)
Interest bearing demand                                        $   154   $   201   $   249
Savings                                                            928       948     1,329
Money market                                                     1,340     1,309     1,423
Certificates of deposit in denominations of $100,000 or more     1,167       998     1,127
Other time                                                       6,747     8,047    11,926
                                                               -------   -------   -------
Total interest expense                                         $10,336   $11,503   $16,054
                                                               =======   =======   =======

     Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2004:

     MATURING IN:

                                 (IN THOUSANDS)
                                 --------------
Three months or less                 $ 8,445
Over three through six months         13,819
Over six through twelve months         6,077
Over twelve months                     6,753
                                     -------
Total                                $35,094
                                     =======

FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings from continuing operations are summarized as follows:

                                                 AT DECEMBER 31, 2004
                                        --------------------------------------
                                                      SECURITIES
                                         FEDERAL      SOLD UNDER       OTHER
                                          FUNDS       AGREEMENTS    SHORT-TERM
                                        PURCHASED   TO REPURCHASE   BORROWINGS
                                        ---------   -------------   ----------
                                             (IN THOUSANDS, EXCEPT RATES)
Balance                                   $  --          $--         $151,935
Maximum indebtedness at any month end        --           --          170,989
Average balance during year                   7           --          128,010
Average rate paid for the year             2.32%          --%            1.61%
Interest rate on year end balance            --           --             2.25

                                                 AT DECEMBER 31, 2003
                                        --------------------------------------
                                                      SECURITIES
                                         FEDERAL      SOLD UNDER       OTHER
                                          FUNDS       AGREEMENTS    SHORT-TERM
                                        PURCHASED   TO REPURCHASE   BORROWINGS
                                        ---------   -------------   ----------
                                             (IN THOUSANDS, EXCEPT RATES)
Balance                                  $    --         $--         $144,643
Maximum indebtedness at any month end     12,500          --          159,260
Average balance during year                1,732          --          104,048
Average rate paid for the year              1.41%         --%            1.38%
Interest rate on year end balance             --          --             1.06

                                                 AT DECEMBER 31, 2002
                                        --------------------------------------
                                                      SECURITIES
                                         FEDERAL      SOLD UNDER       OTHER
                                          FUNDS       AGREEMENTS    SHORT-TERM
                                        PURCHASED   TO REPURCHASE   BORROWINGS
                                        ---------   -------------   ----------
                                             (IN THOUSANDS, EXCEPT RATES)
Balance                                  $ 9,225        $  --        $ 91,563
Maximum indebtedness at any month end     14,200          327         121,211
Average balance during year                2,645           64          50,818
Average rate paid for the year              1.93%        1.07%           1.77%
Interest rate on year end balance           1.50           --            1.48

    The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings from discontinued operations are summarized as follows:

                                                 AT DECEMBER 31, 2002
                                        --------------------------------------
                                                      SECURITIES
                                         FEDERAL      SOLD UNDER       OTHER
                                          FUNDS       AGREEMENTS    SHORT-TERM
                                        PURCHASED   TO REPURCHASE   BORROWINGS
                                        ---------   -------------   ----------
                                             (IN THOUSANDS, EXCEPT RATES)
Balance                                    $--           $--          $   --
Maximum indebtedness at any month end       --            --           5,609
Average balance during year                 --            --           3,106
Average rate paid for the year              --%           --%           2.02%
Interest rate on year end balance           --            --              --

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company's investment portfolio.

     These borrowing transactions can range from overnight to one year in maturity. The average maturity was three days at the end of 2004 and two days at the end of 2003 and 2002.

ITEM 2. PROPERTIES

     The principal offices of the Company and AmeriServ Financial Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus nine floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 16 other locations which are owned in fee. Twelve additional locations are leased with terms expiring from February 14, 2004 to March 31, 2018.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 10, 2004 a Special Meeting of the Shareholders was held to vote on two issues. The results are as follows:

                                                                                 % OF VOTED
                                                                    VOTES CAST     SHARES
                                                                    ----------   ----------
APPROVAL OF THE ISSUANCE OF 2,936,533 SHARES OF THE CORPORATION'S
   COMMON STOCK TO INSTITUTIONAL INVESTORS AT A PRICE OF $4.50.
For                                                                  7,251,083      52.7
Against                                                                797,031       5.8
Abstain                                                              2,084,757      15.1
No vote                                                              3,626,965      26.4

                                                                                 % OF VOTED
                                                                    VOTES CAST     SHARES
                                                                    ----------   ----------
APPROVE AMENDMENT OF THE CORPORATION'S ARTICLE OF INCORPORATION
   TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK
   FROM 24 MILLION SHARES TO 30 MILLION SHARES.
For                                                                 12,696,610      92.3
Against                                                                783,178       5.7
Abstain                                                                282,047       2.0

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of January 31, 2005, the Company had 4,659 shareholders of its Common Stock. On February 28, 2003, the Company and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (Federal Reserve) and the Pennsylvania Department of Banking (Department). Under the terms of the MOU, the Company and the Bank cannot declare dividends, the Company may not redeem any of its own stock, and the Company cannot incur any additional debt other than in the ordinary course of business, in each case, without the prior written approval of the Federal Reserve and the Department. Accordingly, the Board of Directors of the Company cannot reinstate the previously suspended common stock dividend, or reinstitute its stock repurchase program without the concurrence of the Federal Reserve and the Department.

COMMON STOCK

     AmeriServ Financial, Inc.'s Common Stock is traded on the NASDAQ National Market System under the symbol ASRV. The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

                                    PRICES         CASH
                                -------------   DIVIDENDS
                                 HIGH    LOW     DECLARED
                                -----   -----   ---------
YEAR ENDED DECEMBER 31, 2004:
   First Quarter                $6.48   $4.94     $0.00
   Second Quarter                6.15    5.45      0.00
   Third Quarter                 5.56    4.77      0.00
   Fourth Quarter                5.30    4.68      0.00
Year ended December 31, 2003
   First Quarter                $3.90   $2.41     $0.00
   Second Quarter                3.90    3.10      0.00
   Third Quarter                 4.17    3.46      0.00
   Fourth Quarter                5.16    4.27      0.00

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                 SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

                                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------------------
                                                                  2004         2003         2002         2001         2000*
                                                               ----------   ----------   ----------   ----------   ----------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF INCOME STATEMENT DATA:

Total interest income                                          $   50,104   $   55,005   $   65,915   $   81,198   $  105,554
Total interest expense                                             26,638       30,360       38,584       53,211       69,032
Net interest income                                                23,466       24,645       27,331       27,987       36,522
   Provision for loan losses                                        1,758        2,961        9,265        1,350        2,096
Net interest income after provision for loan losses                21,708       21,684       18,066       26,637       34,426
Total non-interest income                                          14,012       16,995       18,653       16,864       13,187
Total non-interest expense                                         50,091       35,902       40,406       37,460       44,045
                                                               ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing operations before income taxes      (14,371)       2,777       (3,687)       6,041        3,568
   Provision (benefit) for income taxes                            (5,845)         587       (1,692)       1,600         (113)
                                                               ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing operations                           (8,526)       2,190       (1,995)       4,441        3,681
Loss from discontinued operations, net of income taxes **          (1,193)      (1,641)      (3,157)      (2,466)      (1,965)
                                                               ----------   ----------   ----------   ----------   ----------
Net income (loss)                                              $   (9,719)  $      549   $   (5,152)  $    1,975   $    1,716
                                                               ==========   ==========   ==========   ==========   ==========
PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic earnings (loss) per share                                $    (0.58)  $     0.16   $    (0.15)  $     0.33   $     0.28
Diluted earnings (loss) per share                                   (0.58)        0.16        (0.15)        0.33         0.28
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
Basic loss per share                                           $    (0.08)  $    (0.12)  $    (0.23)  $    (0.18)  $    (0.15)
Diluted loss per share                                              (0.08)       (0.12)       (0.23)       (0.18)       (0.15)
PER COMMON SHARE DATA:
Basic earnings (loss) per share                                $    (0.66)  $     0.04   $    (0.37)  $     0.33   $     0.28
Diluted earnings (loss) per share                                   (0.66)        0.04        (0.37)        0.33         0.28
Cash dividends declared                                              0.00         0.00         0.30         0.36         0.42
Book value at period end                                             4.32         5.32         5.77         6.01         5.83
BALANCE SHEET AND OTHER DATA:
Total assets                                                   $1,009,232   $1,148,782   $1,175,825   $1,192,590   $1,228,839
Loans and loans held for sale, net of unearned income             521,416      503,387      572,977      599,481      577,588
Allowance for loan losses                                           9,893       11,682       10,035        5,830        5,936
Investment securities available for sale                          373,584      524,573      490,701      498,626      550,232
Investment securities held to maturity                             27,435       28,089       15,077           --           --
Deposits                                                          644,391      654,597      669,929      676,346      659,064
Total borrowings                                                  273,246      410,206      410,135      418,478      485,312
Stockholders' equity                                               85,219       74,270       77,756       79,490       70,047
Full-time equivalent employees                                        406          413          422          475          477

*    The Company spun-off its Three Rivers Bank subsidiary on April 1, 2000.

** Discontinued operations relate to Standard Mortgage Corporation, the Company's mortgage servicing subsidiary, which sold all of its remaining mortgage servicing rights effective December 28, 2004.

                                                                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------------
                                                                             2004      2003     2002      2001     2000*
                                                                            ------    -----   -------    ------   ------
                                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL RATIOS:
Return on average total equity                                              (11.44)%   2.85%    (2.39)%    5.33%    4.52%
Return on average assets                                                     (0.76)    0.19     (0.17)     0.35     0.24
Loans and loans held for sale, net of unearned income,
   as a percent of deposits, at period end                                   80.92    76.90     85.53     88.64    87.64
Ratio of average total equity to average assets                               6.67     6.67      7.02      6.58     5.27
Common stock cash dividends as a percent of net income (loss)
   applicable to common stock                                                   --       --   (204.35)   109.98   152.57
Interest rate spread                                                          2.01     2.02      2.17      2.08     2.26
Net interest margin                                                           2.28     2.31      2.51      2.45     2.63
Allowance for loan losses as a percentage of loans and
   loans held for sale, net of unearned income, at period end                 1.90     2.32      1.75      0.97     1.03
Non-performing assets as a percentage of loans and loans held
   for sale and other real estate owned, at period end                        0.75     2.26      1.22      1.67     1.01
Net charge-offs as a percentage of average loans and loans held for sale      0.68     0.22      0.85      0.26     0.21
Ratio of earnings to fixed charges and preferred dividends:(1)
   Excluding interest on deposits                                             0.12X    1.15x     0.84x     1.19x    1.09x
   Including interest on deposits                                             0.46     1.09      0.90      1.11     1.05
Cumulative one year GAP ratio, at period end                                  0.78     0.96      1.44      1.30     1.01

*    The Company spun-off its Three Rivers Bank subsidiary on April 1, 2000.

(1) The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

                 SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

                                                                               2004 QUARTER ENDED
                                                                   -----------------------------------------
                                                                    DEC. 31   SEPT. 30    JUNE 30   MARCH 31
                                                                   --------   --------   --------   --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                                    $ 11,865   $12,698    $12,622    $12,919
Interest expense                                                      6,176     7,046      6,709      6,707
                                                                   --------   -------    -------    -------
Net interest income                                                   5,689     5,652      5,913      6,212
Provision for loan losses                                             1,115        --        259        384
                                                                   --------   -------    -------    -------
Net interest income after provision for loan losses                   4,574     5,652      5,654      5,828
Non-interest income                                                   2,643     4,069      3,361      3,939
Non-interest expense                                                 23,026     9,044      8,837      9,184
                                                                   --------   -------    -------    -------
Income (loss) before income taxes                                   (15,809)      677        178        583
   Provision (benefit) for income taxes                              (5,592)     (324)       (55)       126
                                                                   --------   -------    -------    -------
Income (loss) from continuing operations                            (10,217)    1,001        233        457
Income (loss) from discontinued operations, net of income taxes*       (724)     (259)        21       (231)
                                                                   --------   -------    -------    -------
Net income (loss)                                                  $(10,941)  $   742    $   254    $   226
                                                                   ========   =======    =======    =======
Basic earnings (loss) per common share from continuing
   operations                                                      $  (0.59)  $  0.07    $  0.02    $  0.03
Diluted earnings (loss) per common share from continuing
   operations                                                         (0.59)     0.07       0.02       0.03
Basic earnings (loss) per common share                                (0.64)     0.05       0.02       0.02
Diluted earnings (loss) per common share                              (0.64)     0.05       0.02       0.02
Cash dividends declared per common share                               0.00      0.00       0.00       0.00

                                                                          2003 QUARTER ENDED
                                                               -----------------------------------------
                                                                DEC. 31   SEPT. 30    JUNE 30   MARCH 31
                                                               --------   --------   --------   --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                                $12,957    $13,079    $14,226    $14,743
Interest expense                                                 7,089      7,383      7,792      8,096
                                                               -------    -------    -------    -------
Net interest income                                              5,868      5,696      6,434      6,647
Provision for loan losses                                          384        384        534      1,659
                                                               -------    -------    -------    -------
Net interest income after provision for loan losses              5,484      5,312      5,900      4,988
Non-interest income                                              3,731      3,817      4,921      4,526
Non-interest expense                                             8,909      8,933      9,056      9,004
                                                               -------    -------    -------    -------
Income before income taxes                                         306        196      1,765        510
   Provision (benefit) for income taxes                            (15)       (55)       492        165
                                                               -------    -------    -------    -------
Income from continuing operations                                  321        251      1,273        345
Loss from discontinued operations, net of income taxes *          (141)        (2)      (358)    (1,140)
                                                               -------    -------    -------    -------
Net income (loss)                                              $   180    $   249    $   915    $  (795)
                                                               =======    =======    =======    =======
Basic earnings per common share from continuing operations     $  0.02    $  0.02    $  0.09    $  0.02
Diluted earnings per common share from continuing operations      0.02       0.02       0.09       0.02
Basic earnings (loss) per common share                            0.01       0.02       0.07      (0.06)
Diluted earnings (loss) per common share                          0.01       0.02       0.07      (0.06)
Cash dividends declared per common share                          0.00       0.00       0.00       0.00

* Discontinued operations relate to Standard Mortgage Corporation, the Company's mortgage servicing subsidiary, which sold all of its remaining mortgage servicing rights effective December 28, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (M. D. & A.)

     The following discussion and analysis of financial condition and results of operations of AmeriServ Financial should be read in conjunction with the consolidated financial statements of AmeriServ Financial, including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

2004 SUMMARY OVERVIEW:

The fourth quarter of the year 2004 was a time of significant activity at AmeriServ. The challenge was to complete the previously announced capital offering and its related actions while at the same time maintaining a day-to-day focus on the Turnaround activities. These two activities are discussed separately so the reader can better appreciate their long-term significance.

          First, following the positive vote by shareholders on December 10, 2004, the capital offering was completed. AmeriServ received $25.8 million through the issuance of 5,731,533 shares of common stock to seven institutional investors. The Company put these proceeds to work as follows. First, the Company retired $125 million in Federal Home Loan Bank (FHLB) term borrowings that had a cost of approximately 6.0% and a 2010 maturity. The Company incurred a $12.6 million pre-tax prepayment penalty to accomplish this transaction. The outstanding FHLB borrowings have now been reduced by more than $140 million since their recent peak in July 2004. Second, in mid-December, management completed the necessary steps to retire $15.3 million of its outstanding Trust Preferred securities. This $35 million issue, dating from 1998, carries an 8.45% annual interest cost for AmeriServ. Therefore, this action reduces the annual debt service requirement by more than $1.2 million. The Company wrote-off $476,000 of unamortized issuance costs in conjunction with this transaction which is included within other expense. The Company also sold all remaining mortgage servicing rights and took the necessary steps to terminate operations at Standard Mortgage Corporation in Atlanta, Georgia. The cost of this closing was approximately $800,000 in 2004, but the closing eliminates an activity that lost $1.2 million in 2004 and $1.6 million in 2003. Management can now focus on the role of AmeriServ as a leading community bank in the region. Finally, the Company also improved its position by strengthening capital at the bank, restoring cash reserves at the parent company and proceeding with the closing of the outpost branch office in Harrisburg, Pennsylvania. The Company incurred $170,000 of costs in conjunction with the Harrisburg transaction which is reflected in other expense.

          The execution of these initiatives should result in significant future improvement in AmeriServ's results, but the cost of correcting these structural impediments was considerable. The combined cost of these actions was in excess of $14 million. This meant that even after applying income tax benefit, the loss for the fourth quarter was $10.9 million or $0.64 per diluted share. This loss ended the string of consecutive profitable quarters at six. This fourth quarter loss also caused a net loss for the full year of $9.7 million or $0.66 per diluted share compared to net income of $549,000 or $0.04 per diluted share in 2003. Most importantly, these corrective actions now permit management more resources to fully focus on community banking by reducing the expense impact of these outmoded strategies and complex financing programs.

          It is critically important that the Company remained focused on improving its community banking activities. As planned, the lending functions are replacing the investment functions as the key to profitability. The level of loans outstanding closed 2004 at the highest level since mid-2003. Additionally, the level of non-performing assets reached the lowest level since late 2001. This improvement in asset quality has had a positive impact on key measures used to judge lending performance. It is also important to note that while fourth quarter expenses were inflated by the charges described earlier, the level of expenses in 2004 (excluding these charges) were only marginally higher than in 2003. This is an indication that the focus on controlling expenses that was initiated in 2002 continues. We believe that these expense reductions have not impaired customer service.

          The Company is also pleased with the performance of AmeriServ Trust Company. This business unit now manages $1.3 billion and continues to be one the larger trust companies between Harrisburg and Pittsburgh. The Trust Company also continues to increase its profitability, surpassing 2003 by 9.8% in net income contribution. The Retail Bank experienced a deposit decline in the fourth quarter by 3% as large denomination certificates of deposit declined. These volatile deposits peaked in the third quarter and are expected to return to AmeriServ during 2005.

          Perhaps it would be best at this point to step back and look at the AmeriServ fourth quarter results from a less detailed perspective. It should be said that this is a company that labored mightily in 2003 and 2004 to stabilize itself in the face of serious difficulties. The series of profitable quarters that began in the second quarter of 2003 demonstrated that the Board and the restructured management team were taking effective actions. This culminated in the strong vote of confidence from the institutional investment community who provided the capital to permit a substantial balance sheet restructuring. This attack has now been made and AmeriServ has become a smaller - but stronger - company with a reduced risk profile. The task now is to fully focus on the fundamental elements of community banking. This is the future for AmeriServ. The future lies in providing a full line of banking products to the consumers and businesses in the area and it lies in continuing to pursue the exciting growth track of the Trust Company.

     PERFORMANCE OVERVIEW. . .The following table summarizes some of the Company's key profitability performance indicators for each of the past three years.

                                              YEAR ENDED DECEMBER 31,
                                            ---------------------------
                                              2004      2003      2002
                                            -------    ------   -------
                                               (IN THOUSANDS, EXCEPT
                                             PER SHARE DATA AND RATIOS)
INCOME (LOSS) FROM CONTINUING OPERATIONS:
Net income (loss)                           $(8,526)   $2,190   $(1,995)
Diluted earnings (loss) per share             (0.58)     0.16     (0.15)
Return on average equity                     (11.44)     2.85     (2.43)
NET INCOME (LOSS):
Net income (loss)                           $(9,719)   $  549   $(5,152)
Diluted earnings (loss) per share             (0.66)     0.04     (0.37)
Return on average equity                     (13.04)%    0.71%    (6.18)%

     The Company reported a net loss of $9.7 million or $0.66 per share in 2004 due largely to increased non-interest expense related to the balance sheet repositioning actions taken during the fourth quarter and discussed above. The 2004 performance was also negatively impacted by reduced net interest income and lower non-interest revenue when compared to 2003. These negative items were partially offset by a reduced loan loss provision and an increased income tax benefit. A net loss of $1.2 million from discontinued operations is also reflected in the Company's 2004 performance.

     The Company reported net income of $549,000 or $0.04 per share in 2003. This represented a turnaround from the net loss of $5.2 million or $0.37 per share in 2002. The sharply improved net income in 2003 when compared to 2002 resulted from reduced non-interest expenses and a lower provision for loan losses. These positive items more than offset reduced revenue from both net interest income and non-interest income and a lower income tax benefit.

     The Company's 2002 performance was negatively impacted by an increased provision for loan losses and higher non-interest expense. Specifically, the provision for loan losses totaled $9.3 million in 2002. The higher 2002 provision reflected actions taken to strengthen the allowance for loan losses as a result of continued weakness in the economy and deterioration in credit quality. The Company incurred a $3.2 million loss from discontinued operations in 2002 due in part to heightened mortgage servicing impairment charges.

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

                                        YEAR ENDED DECEMBER 31,
                                     -----------------------------
                                        2004      2003      2002
                                      -------   -------   -------
                                     (IN THOUSANDS, EXCEPT RATIOS)
Interest income                       $50,104   $55,005   $65,915
Interest expense                       26,638    30,360    38,584
                                      -------   -------   -------
Net interest income                    23,466    24,645    27,331
Tax-equivalent adjustment                 117        39        72
                                      -------   -------   -------
Net tax-equivalent interest income    $23,583   $24,684   $27,403
                                      =======   =======   =======
Net interest margin                      2.28%     2.31%     2.51%

     2004 NET INTEREST PERFORMANCE OVERVIEW. . .The Company's 2004 net interest income on a tax-equivalent basis decreased by $1.1 million or 4.5% from 2003 due to a lower level of earning assets and a three basis point decline in the net interest margin to 2.28%. Loan portfolio shrinkage combined with a reduced level of investment securities resulting from the Company's decision to delever its balance sheet in the fourth quarter of 2004 caused the reduction in earning assets. The modest decline in the net interest margin was due to the earning asset yield declining to a greater extent than the cost of funds in 2004, due to the flattening of the yield curve.

     COMPONENT CHANGES IN NET INTEREST INCOME: 2004 VERSUS 2003. . .Regarding the separate components of net interest income, the Company's total interest income for 2004 decreased by $4.9 million or 8.9% when compared to 2003. This decrease was due to a $32.5 million decline in average earning assets and a 30 basis point drop in the earning asset yield to 4.85%. Within the earning asset base, the yield on the total investment securities portfolio dropped by 25 basis points to 3.74% while the yield on the total loan portfolio decreased by 31 basis points to 5.99%. Both of these declines reflect the impact of asset prepayments as borrowers have elected to refinance their higher fixed rate loans into lower cost loans over the past several years. Additionally, a lower level of higher yielding commercial loans has had a negative impact on the total loan portfolio yield.

     The $32.5 million decline in the volume of earning assets was due to a $19.3 million or 3.7% decrease in average loans and a $14.2 million or 2.6% decrease in average investment securities. The decline in average loans reflect the results of heightened prepayment pressures experienced throughout 2003. While the Company has experienced new commercial loan growth in the fourth quarter of 2004, its full impact will not be felt until 2005. This commercial loan growth should lead to a greater composition of loans in the earning asset mix which should contribute to improving net interest income and net interest margin as the Company moves into 2005. The decline in average investment securities represents the results of the deleveraging strategy in the fourth quarter of 2004 in which the Company reduced the size of its securities portfolio by approximately $125 million in order to prepay certain high cost FHLB advances. However, because this deleveraging occurred late in the year its effect on average investment securities was diminished. The deleveraging will also have a favorable impact on the Company's net interest margin in 2005.

     The Company's total interest expense for 2004 decreased by $3.7 million or 12.3% when compared to 2003. This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $38.7 million or 4.0% lower in 2004 as fewer deposits and borrowings were needed to fund the smaller earning asset base. The total cost of funds declined by 29 basis points to 2.84% and was driven down by a reduced cost of both deposits and borrowings. Specifically, the cost of interest bearing deposits decreased by 20 basis points to 1.85% and the cost of short-term borrowings and FHLB advances declined by 31 basis points to 3.96%. The reduced deposit cost was caused by lower rates paid particularly for certificates of deposits. The lower cost of borrowings reflects the downward repricing of maturing FHLB advances to lower current market rates and the full year favorable impact that the fair value hedges had on reducing interest expense by $1.6 million in 2004 compared to $451,000 in 2003. (See Note #22, Derivative Hedging Instruments, for further discussion).

     As a result of the deleveraging strategy, the Company reduced its ratio of FHLB advances and short-term borrowings to total assets to 25.1% at December 31, 2004 compared to 32.7% at December 31, 2003. The Company plans to continue to reduce the size of its leverage program in 2005 by redeploying funds derived from the paydowns of investment securities into the loan portfolio or to repay debt.

     2003 NET INTEREST PERFORMANCE OVERVIEW. . .The Company's 2003 net interest income on a tax-equivalent basis decreased by $2.7 million or 10.0% from 2002 due to a lower level of earning assets and a 20 basis point drop in the net interest margin to 2.31%. Loan portfolio shrinkage experienced during 2003 was a predominant factor contributing to both the lower level of earning assets and the net interest margin contraction. The overall net decrease in average loans outstanding reflects significant prepayments caused by the low interest rate environment and the Company's internal focus on improving asset quality. The Company completed the restructuring of its lending division during the third quarter of 2003 and did report modest growth in total loans in the fourth quarter of 2003.

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

     COMPONENT CHANGES IN NET INTEREST INCOME: 2003 VERSUS 2002. . .Regarding the separate components of net interest income, the Company's total tax-equivalent interest income for 2003 decreased by $10.9 million or 16.6% when compared to 2002. This decrease was due to a $24.1 million decline in earning assets and a 91 basis point drop in the earning asset yield to 5.15%. Within the earning asset base, the yield on the total investment securities portfolio dropped by 107 basis points to 3.99% while the yield on the total loan portfolio decreased by 63 basis points to 6.30%. Both of these declines reflect the low interest rate environment in place in 2003 as the Federal Reserve reduced the federal funds rate by 550 basis points since the beginning of 2001 in an effort to stimulate economic growth. These significant rate reductions caused accelerated asset prepayments as borrowers elected to refinance their higher fixed rate loans into lower cost loans. Additionally, floating or variable rate assets also repriced downward.

     The $24.1 million decline in the volume of earning assets was due to a $69 million or 11.8% decrease in average loans outstanding which more than offset growth in both available for sale (AFS) and held to maturity (HTM) investment securities. The loan decline in 2003 reflected the heightened prepayment pressures and occurred in both commercial loans and residential mortgage loans. The drop in residential mortgage loans was also partially due to the Company's decision to sell approximately $62 million or 61% of new mortgage loan production into the secondary market for interest rate risk management purposes. The drop in commercial loans was also caused by reduced new loan production as management was inwardly focused on reorganizing its commercial lending division during 2003. This reorganization included the hiring of a new chief lending officer in February of 2003 and the hiring of four experienced commercial lenders through the end of the third quarter of 2003.

     The Company's total interest expense for 2003 decreased by $8.2 million or 21.3% when compared to 2002. This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $23.8 million or 2.4% lower in 2003 as fewer deposits and borrowings were needed to fund a smaller earning asset base.

     The total cost of funds declined by 76 basis points to 3.13% and was driven down by a reduced cost of both deposits and borrowings. Specifically, the cost of interest bearing deposits decreased by 71 basis points to 2.05% and the cost of short-term borrowings and FHLB advances declined by 89 basis points to 4.29%. The reduced deposit cost was caused by lower rates paid particularly for savings accounts and certificates of deposit. The lower cost of borrowings reflects the downward repricing of maturing FHLB advances to lower current market rates as a result of the previously discussed decline in interest rates and the favorable impact that fair value hedges had on reducing interest expense. The Company's ratio of FHLB advances and short-term borrowings to total assets averaged 32.7% in 2003 which was comparable with the 31.9% average in 2002.

     The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables loan balances exclude non-accrual loans, but interest income recorded on non-accrual loans on a cash basis, which is deemed to be immaterial, is included in interest income. Additionally, a tax rate of approximately 34% is used to compute tax-equivalent yields.

                                                                    YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------------------------------------------------
                                            2004                             2003                             2002
                               ------------------------------   ------------------------------   ------------------------------
                                            INTEREST                         INTEREST                         INTEREST
                                 AVERAGE     INCOME/   YIELD/     AVERAGE     INCOME/   YIELD/     AVERAGE     INCOME/   YIELD/
                                 BALANCE     EXPENSE    RATE      BALANCE     EXPENSE    RATE      BALANCE     EXPENSE    RATE
                               ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
   Loans, net of unearned
      income                   $  496,912    $30,414    5.99%   $  516,250    $33,346    6.30%   $  585,646    $41,082    6.93%
   Deposits with banks              6,276         59    0.94         5,294         54    1.01        14,859        281    1.89
   Federal funds sold and
      securities purchased
      under agreements to
      resell                           68          1    0.91            29         --    0.96           542          9    1.56
   Investment securities:
      Available for sale          493,478     18,333    3.72       517,030     20,548    3.97       486,217     24,585    5.06
      Held to maturity             34,480      1,414    4.10        25,159      1,096    4.40           594         30    5.09
                               ----------    -------            ----------    -------            ----------    -------
Total investment securities       527,958     19,747    3.74       542,189     21,644    3.99       486,811     24,615    5.06
                               ----------    -------            ----------    -------            ----------    -------
TOTAL INTEREST EARNING
   ASSETS/ INTEREST INCOME      1,031,214     50,221    4.85     1,063,762     55,044    5.15     1,087,858     65,987    6.06
                               ----------    -------            ----------    -------            ----------    -------
Non-interest earning
   assets:
   Cash and due from banks         21,793                           22,371                           22,700
   Premises and equipment          10,493                           11,950                           13,165
   Other assets                    62,450                           59,964                           63,617
   Net average assets of
      discontinued
      operations                    2,393                            6,041                            5,971
   Allowance for loan
      losses                      (10,674)                         (11,431)                          (5,997)
                               ----------                       ----------                       ----------
TOTAL ASSETS                   $1,117,669                       $1,152,657                       $1,187,314
                               ==========                       ==========                       ==========
Interest bearing
   liabilities:
   Interest bearing
      deposits:
      Interest bearing
         demand                $   53,502    $   154    0.29%   $   51,872    $   201    0.39%   $   49,681    $   249    0.50%
      Savings                     104,187        928    0.89       103,450        948    0.92       100,454      1,329    1.32
      Money market                120,280      1,340    1.11       123,845      1,309    1.06       129,902      1,423    1.09
      Other time                  279,458      7,914    2.83       282,838      9,045    3.20       300,683     13,053    4.34
                               ----------    -------            ----------    -------            ----------    -------
         Total interest
            bearing deposits      557,427     10,336    1.85       562,005     11,503    2.05       580,720     16,054    2.76
                               ----------    -------            ----------    -------            ----------    -------
Federal funds purchased,
   securities sold under
   agreements to
   repurchase, and other
   short-term borrowings          128,017      2,098    1.64       105,780      1,464    1.37        53,527        952    1.77
Advances from Federal Home
   Loan Bank                      208,444     11,218    5.38       265,184     14,433    5.44       322,557     18,618    5.77
Guaranteed junior
   subordinated deferrable
   interest debentures             34,842      2,986    8.57        34,500      2,960    8.58        34,500      2,960    8.58
                               ----------    -------            ----------    -------            ----------    -------
TOTAL INTEREST BEARING
   LIABILITIES/INTEREST
   EXPENSE                        928,730     26,638    2.84       967,469     30,360    3.13       991,304     38,584    3.89
                               ----------    -------            ----------    -------            ----------    -------
Non-interest bearing
   liabilities:
   Demand deposits                106,249                          104,330                          105,830
   Other liabilities                8,133                            3,961                            6,856
   Stockholders' equity            74,557                           76,897                           83,324
                               ----------                       ----------                       ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY        $1,117,669                       $1,152,657                       $1,187,314
                               ==========                       ==========                       ==========
Interest rate spread                                    2.01                             2.02                             2.17
Net interest income/net
   interest margin                            23,583    2.28%                  24,684    2.31%                  27,403    2.51%
Tax-equivalent adjustment                       (117)                             (39)                             (72)
                                             -------                          -------                          -------
Net interest income                          $23,466                          $24,645                          $27,331
                                             =======                          =======                          =======

     The average balance and yield on taxable securities was $528 million and 3.74%, $542 million and 3.99% and $486 million and 5.06% for 2004, 2003, and
2002, respectively. The Company had no tax-exempt securities in 2004 or 2003. The average balance and tax-equivalent yield on tax-exempt securities was $1 million and 5.5% for 2002.

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

                                              2004 VS. 2003                  2003 vs. 2002
                                       ---------------------------   ----------------------------
                                           INCREASE (DECREASE)            Increase (decrease)
                                            DUE TO CHANGE IN:              due to change in:
                                       ---------------------------   ----------------------------
                                       AVERAGE                       Average
                                        VOLUME     RATE     TOTAL     Volume     Rate      Total
                                       -------   -------   -------   -------   -------   --------
                                                             (IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income          $(1,267)  $(1,665)  $(2,932)  $(4,378)  $(3,358)  $ (7,736)
Deposits with banks                          8        (3)        5      (132)      (95)      (227)
Federal funds sold and securities
   purchased under agreements to
   resell                                    1        --         1        (6)       (3)        (9)
Investment securities:
   Available for sale                     (930)   (1,285)   (2,215)    1,683    (5,720)    (4,037)
   Held to maturity                        390       (72)      318     1,070        (4)     1,066
                                       -------   -------   -------   -------   -------   --------
Total investment securities               (540)   (1,357)   (1,897)    2,753    (5,724)    (2,971)
                                       -------   -------   -------   -------   -------   --------
Total interest income                   (1,798)   (3,025)   (4,823)   (1,763)   (9,180)   (10,943)
                                       -------   -------   -------   -------   -------   --------
INTEREST PAID ON:
Interest bearing demand deposits             7       (54)      (47)       12       (60)       (48)
Savings deposits                             6       (26)      (20)       42      (423)      (381)
Money market                               (49)       80        31       (72)      (42)      (114)
Other time deposits                       (106)   (1,025)   (1,131)     (739)   (3,269)    (4,008)
Federal funds purchased, securities
   sold under agreements to
   repurchase, and other short-term
   borrowings                              327       307       634       666      (154)       512
Advances from Federal Home Loan Bank    (3,057)     (158)   (3,215)   (3,167)   (1,018)    (4,185)
Trust Preferred                             26        --        26        --        --         --
                                       -------   -------   -------   -------   -------   --------
Total interest expense                  (2,846)     (876)   (3,722)   (3,258)   (4,966)    (8,224)
                                       -------   -------   -------   -------   -------   --------
Change in net interest income          $ 1,042   $(2,143)  $(1,101)  $ 1,495   $(4,214)  $ (2,719)
                                       =======   =======   =======   =======   =======   ========

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

                                                                                   AT DECEMBER 31,
                                                                            --------------------------
                                                                             2004      2003      2002
                                                                            ------   -------   -------
                                                                                  (IN THOUSANDS,
                                                                               EXCEPT PERCENTAGES)
Total loan delinquency (past due 30 to 89 days)                             $3,311   $14,636   $17,878
Total non-accrual loans                                                      3,869    10,781     6,791
Total non-performing assets(1)                                               3,894    11,411     6,964
Loan delinquency as a percentage of total loans and loans held for sale,
   net of unearned income                                                     0.64%     2.91%     3.12%
Non-accrual loans as a percentage of total loans and loans held for sale,
   net of unearned income                                                     0.74      2.14      1.19
Non-performing assets as a percentage of total loans and loans held for
   sale, net of unearned income, and other real estate owned                  0.75      2.26      1.22

----------
(1) Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments of which some are insured for credit loss, and (iii) other real estate owned.

     Each of the Company's loan quality metrics displayed in the above table demonstrated improvement since December 31, 2003. This improvement resulted from the Company's significant focus on improving asset quality as one of the core strategies of the Turnaround. Total loan delinquency declined by $11.3 million from year-end 2003 primarily due to successful collection efforts and improved loan portfolio quality. Loan delinquency levels have now remained below 1% for the past nine consecutive months. Non-accrual and non-performing asset levels also declined by $6.9 million and $7.5 million, respectively, from December 31, 2003 due to the successful work-out of the Company's two largest problem credits during 2004.

     Between December 31, 2002, and December 31, 2003, total loan delinquency decreased by $3.2 million to 2.91% of total loans. This decline was due primarily to the transfer of a $4.8 million commercial mortgage loan into non-accrual status. The transfer of this $4.8 million commercial mortgage loan into non-accrual status was also the primary cause of the noted increase in non-accrual loans and non-performing assets and the corresponding ratios. This loan was to a borrower in the personal care industry and was supported by an 80% deficiency guarantee by the U.S. Department of Agriculture and secured by a first mortgage on the personal care facility. The 20% unguaranteed portion was rated doubtful and the Company had established an allocation of $500,000 within the allowance for loan losses for this credit at December 31, 2003. The Company took possession of the facility in the first quarter of 2004 and transferred the property into other real estate owned and continued to list it as a non-performing asset until it was successfully sold in the third quarter of 2004.

     In addition, a commercial loan to a borrower in the paper manufacturing industry was successfully restructured under new ownership and was no longer delinquent by the end of the first quarter of 2004. Overall, the Company had two loans totaling $5.7 million at December 31, 2004, that have been restructured that involved forgiving a portion of interest or principal on these loans or granting loan rates less than that of the market rate. The Company has established an allocation of $413,000 within the allowance for loan losses for these restructured loans.

     While the Company is pleased with this improvement in asset quality, it continues to closely monitor the portfolio given the number of relatively large sized commercial loans within the portfolio. As of December 31, 2004, the 25 largest credits represented 36.9% of total loans outstanding. This portfolio characteristic combined with the lack of seasoning of recent new loan production are some of the factors that the Company considered in maintaining a $781,000 general unallocated reserve within the allowance for loan losses at December 31, 2004.

     ALLOWANCE AND PROVISION FOR LOAN LOSSES. . .As described in more detail in the Critical Accounting Policies and Estimates section of this M.D.&A., the Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The allowance consists of three elements;
1) reserves established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, economic trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy, financial information, and documentation exceptions, and 3) a general unallocated reserve which provides adequate positioning in the event of variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the bank's loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. Note that the qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company's management to establish allocations which accommodate each of the listed risk factors.

     The actions taken to strengthen the allowance for loan losses over the past several years resulted from a concerted effort to carefully review the Company's loan portfolio in light of deterioration in credit quality and weakness in the economy. Additionally, in the fourth quarter of 2002, the Company concluded that although its credit and credit administration policies were sound, adherence to these policies had not been consistent. This resulted in incomplete or dated information in credit files. The obtaining of updated borrower financial information and its subsequent analysis led to rating downgrades for numerous credits which contributed to an increased level of classified loans. Since December 31, 2003, however, classified loans decreased by $12.2 million or 34.8% to $22.9 million. The Company has noted a stabilization in classified loans over 2004 and has kept its borrower financial information current and exceptions within policy guidelines during 2004. Specifically, at December 31, 2004, the loan loss reserve as a percentage of total loans amounted to 1.90% compared to 2.32% at December 31, 2003 and 1.75% at December 31, 2002. The drop in this ratio since December 31, 2003 is due to a decrease in the size of the loan loss reserve combined with a modest increase in total loans. The Company's loan loss reserve coverage of non-performing assets improved to 254% at December 31, 2004 compared to 102% at December 31, 2003 and 144% at December 31, 2002. The significant drop in non-performing assets was a key factor contributing to the improvement in this ratio in 2004. The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended.

                                                                    YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       2004       2003       2002       2001       2000
                                                     --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year                         $ 11,682   $ 10,035   $  5,830   $  5,936   $ 10,350
Reduction due to spin-off of Three Rivers Bank             --         --         --         --     (5,028)
Transfer to reserve for unfunded loan
   commitments                                           (122)      (139)        --         --         --
                                                     --------   --------   --------   --------   --------
   Charge-offs:
      Commercial                                       (1,107)      (425)    (5,119)    (1,147)      (792)
      Commercial loans secured by real estate          (1,928)      (172)        --         --       (764)
      Real estate-mortgage                               (139)      (331)      (516)      (220)      (274)
      Consumer                                           (867)      (645)      (348)      (453)      (332)
                                                     --------   --------   --------   --------   --------
         Total charge-offs                             (4,041)    (1,573)    (5,983)    (1,820)    (2,162)
                                                     --------   --------   --------   --------   --------
   Recoveries:
      Commercial                                          410        170        584        133         53
      Commercial loans secured by real estate               7          2         --         --        310
      Real estate-mortgage                                 65         63        160         65        141
      Consumer                                            134        163        179        166        176
                                                     --------   --------   --------   --------   --------
         Total recoveries                                 616        398        923        364        680
                                                     --------   --------   --------   --------   --------
Net charge-offs                                        (3,425)    (1,175)    (5,060)    (1,456)    (1,482)
Provision for loan losses                               1,758      2,961      9,265      1,350      2,096
                                                     --------   --------   --------   --------   --------
Balance at end of year                               $  9,893   $ 11,682   $ 10,035   $  5,830   $  5,936
                                                     ========   ========   ========   ========   ========
Loans and loans held for sale, net of unearned
   income:
   Average for the year                              $503,742   $525,604   $592,686   $566,884   $709,013
   At December 31                                     521,416    503,387    572,977    599,481    577,588
As a percent of average loans and loans held for
   sale:
   Net charge-offs                                       0.68%      0.22%      0.85%      0.26%      0.21%
   Provision for loan losses                             0.35       0.56       1.56       0.24       0.30
   Allowance for loan losses                             1.96       2.22       1.69       1.03       0.84
Allowance as a percent of each of the
   following:
   Total loans and loans held for sale, net of
      unearned income                                    1.90       2.32       1.75       0.97       1.03
   Total delinquent loans (past due 30 to 89 days)     298.79      79.82      56.13      48.97      92.40
   Total non-accrual loans                             255.70     108.36     147.77      62.67     102.29
   Total non-performing assets                         254.06     102.37     144.10      58.04      99.58
Allowance as a multiple of net charge-offs               2.89X      9.94x      1.98x      4.01x      4.01x
Total classified loans                               $ 22,921   $ 35,135   $ 20,666   $ 13,758   $ 11,544

     The Company's provision for loan losses totaled $1.8 million or 0.35% of total loans for the year of 2004. This represented a decrease of $1.2 million from the 2003 provision of $3.0 million or 0.56% of total loans. Net charge-offs for 2004 totaled $3.4 million or 0.68% of total average loans compared to net charge-offs of $1.2 million or 0.22% of total average loans in 2003. The higher net charge-offs in 2004 reflect a $914,000 charge-off realized in the third quarter as a result of the successful sale of a $4.3 million non-performing asset, a $625,000 write-down of a $4.8 million loan on a personal care facility that was moved into other real estate owned in the first quarter of 2004 and subsequently sold in the third quarter, and $251,000 increase in net charge-offs on consumer loans. The consumer loan charge-offs were higher than typical due to the charge-off of a few larger consumer loans.

     Overall, as a result of the net charge-offs exceeding the provision, the balance in the allowance for loan losses decreased by $1.8 million during 2004 to total $9.9 million at December 31, 2004. This decline in the balance of the allowance for loan losses and lower provision largely reflects the improvement in the Company's asset quality in 2004 as the charge-offs incurred largely relate to loans that were previously reserved for and worked-out.

     The Company's provision for loan losses for 2003 totaled $3.0 million or 0.56% of average loans with a sizable portion of the funding occurring in the first quarter. This represented a significant decrease of $6.3 million from the 2002 provision of $9.3 million or 1.56% of total loans. Net charge-offs were also lower in 2003 totaling $1.2 million or 0.22% of average loans compared to net charge-offs of $5.1 million or 0.85% of average loans in 2002. As a result of the provision exceeding net charge-offs, the balance in the allowance for loan losses increased by $1.6 million during 2003. The allowance for loan losses to total loans ratio increased to 2.32% at December 31, 2003, due to the net paydown of the loan portfolio and the building of the allowance for loan losses to address credit quality deterioration.

     The following schedule sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                                      AT DECEMBER 31,
                       -------------------------------------------------------------------------------------------------------------
                               2004                  2003                   2002                   2001                  2000
                       -------------------   --------------------   --------------------   -------------------   -------------------
                                PERCENT OF             PERCENT OF             PERCENT OF            PERCENT OF            PERCENT OF
                                 LOANS IN               LOANS IN               LOANS IN              LOANS IN              LOANS IN
                                   EACH                   EACH                   EACH                  EACH                  EACH
                                 CATEGORY               CATEGORY               CATEGORY              CATEGORY              CATEGORY
                                    TO                     TO                     TO                    TO                    TO
                       AMOUNT      LOANS      AMOUNT      LOANS     AMOUNT       LOANS     AMOUNT      LOANS     AMOUNT      LOANS
                       ------   ----------   -------   ----------   -------   ----------   ------   ----------   ------   ----------
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial             $2,173      13.8%     $ 2,623      15.0%     $ 1,932      15.6%     $1,706      20.6%     $1,390      19.8%
Commercial loans
   secured by
   real estate          5,519      43.2        7,120      41.0        5,968      38.9       2,874      34.9       1,465      32.8
Real estate-mortgage      346      38.9          376      38.9          469      40.7         403      39.7         390      42.7
Consumer                1,074       4.1          853       5.1          826       4.8         596       4.8         506       4.7
Allocation to
   general risk           781                    710                    840                   251                 2,185
                       ------                -------                -------                ------                ------
Total                  $9,893                $11,682                $10,035                $5,830                $5,936
                       ======                =======                =======                ======                ======

     Even though residential real estate-mortgage loans comprise 39% of the Company's total loan portfolio, only $346,000 or 3.5% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based primarily upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors. The Company strengthened its allocations to the commercial and commercial real estate segments of the loan portfolio during the past three years. Factors considered by the Company that led to increased qualitative allocations to the commercial segments of the portfolio included: the slowing of the national and regional economies and its corresponding impact on the Company's loan delinquency trends (mainly in 2003 and 2002), the increase in concentration risk among our 25 largest borrowers compared to total loans, and the overall growth in the average size associated with these credits.

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

     NON-INTEREST INCOME. . .Non-interest income for 2004 totaled $14.0 million; a $3.0 million or 17.6% decrease from the 2003 performance. Factors contributing to the lower non-interest income in 2004 included:

     - a $3.0 million or 78.5% decrease in gains realized on investment security sales as the higher interest rate environment in 2004 limited the Company's ability to capture profits on prepaying securities. Also, the Company incurred $460,000 in losses on security sales in the fourth quarter of 2004 by selling $47 million of the longest duration securities in its investment portfolio as part of its balance sheet repositioning actions.

     - a $281,000 or 44.5% decrease in gains realized on the sale of mortgage loans into the secondary market as a result of reduced mortgage refinancing activity in 2004.

     - a $374,000 or 11.8% reduction in service charges on deposit accounts due to fewer overdraft penalty fees as it appears certain customers have adjusted their banking behavior to minimize overdraft charges.

     - a $370,000 or 7.4% increase in trust fees due to continued successful union related new business development efforts particularly with the BUILD and ERECT Funds.

     - a $379,000 or 11.9% increase in other income due largely to a gain realized on the sale of the Company's largest other real-estate owned property in the third quarter of 2004.

Non-interest income for 2003 totaled $17.0 million; a $1.7 million or 8.9% decrease from the 2002 performance. Factors contributing to the lower non-interest income in 2003 included:

     - a $507,000 decrease in gains realized on the sale of investment securities as a steeper yield curve in the second half of 2003 limited the Company's ability to capture profits on prepaying securities.

     - a $277,000 drop in revenue from bank owned life insurance due to the receipt of a death benefit for an employee insured under the program in the prior year.

     - a $1.3 million decrease in other income resulting from the Company's decision to exit the merchant card business in the fourth quarter of 2002, reduced revenue generated from the sale of annuities and a decline in revenue related to mortgage loan sales into the secondary market in the second half of 2003.

     - a $321,000 or 6.9% increase in trust fees due to successful business development efforts related to union collective investment funds and improving equity market values that have increased the value of trust assets on which fees are assessed.

NON-INTEREST EXPENSE. . . Non-interest expense for 2004 totaled $50.1 million, a $14.2 million or 39.5% increase from the 2003 performance. Factors contributing to the higher non-interest expense in 2004 included:

     - a $12.6 million penalty realized on the prepayment of $125 million of FHLB convertible advances as part of the Company's balance sheet deleveraging strategy.

     - salaries and employee benefits increased by $1.0 million or 5.6% due to higher medical insurance costs resulting from premium increases, higher pension expense, and the payment of a lump sum bonus to union employees in the fourth quarter of 2004 as a result of the new collective bargaining agreement. These higher costs offset the benefit of reduced salary expense due to 11 fewer average full-time equivalent employees when compared to 2003 and lower incentive compensation expense.

     - a $282,000 decrease in amortization of core deposit intangibles as the premium associated with the 1994 acquisition of Johnstown Savings Bank has been fully recognized.

     - a $992, 000 or 19.2% increase in other expense due largely to the write-off of $476,000 of unamortized issuance costs related to the redemption of $15.3 million of trust preferred securities and the accrual of $170,000 in costs associated with the Harrisburg branch office closing.

     Non-interest expense for 2003 totaled $35.9 million; a $4.5 million or 11.2% decrease from the 2002 performance. This decline reflected the Company's continued focus in 2003 on reducing and containing expenses. Factors contributing to the decrease in non-interest expense in 2003 included:

     - a $1.4 million or 7.2% decrease in salaries and employee benefits as on average there were 32 fewer full time equivalent employees when compared to 2002. The lower salaries expense was partially offset by higher medical insurance costs as a result of premium increases and increased pension expense.

     - the Company also recorded in the third quarter of 2002 a $920,000 restructuring charge associated with implementing its earnings improvement program. There was no such charge in 2003. In 2003 the Company paid $462,000 for items associated with the restructuring charge. The remaining liability at December 31, 2003 totaled $93,000 which was paid in 2004.

     - a $2.3 million decline in other expenses due to cost cutting in numerous expense categories some of the larger of which included advertising expense, merchant card expense, business development expense, and education expense.

     INCOME TAX EXPENSE. . .The Company recognized, as part of continuing operations, an income tax benefit of $5.8 million or an effective tax rate of (40.8)% in 2004. The Company recognized a provision for income taxes of $587,000 or an effective tax rate of 21.1% in 2003 compared to an income tax benefit of $1.7 million or a (45.4%) effective tax rate in 2002. The higher tax benefit in 2004 was due to the pre-tax loss that resulted largely from the FHLB prepayment penalty and the reversal of $680,000 of prior year tax contingencies. The lower tax benefit in 2003 was due to the Company's improved earnings performance. The Company's largest source of tax-free income is from bank owned life insurance.

     SEGMENT RESULTS. . .Note #23 to the Consolidated Financial Statements presents the results of the Company's key business segments and identifies their net income contribution. Retail banking was again the largest net income contributor earning $1.3 million in 2004. The retail banking net income contribution was down $2.2 million from the prior year due to reduced net interest income and lower non-interest revenue. When 2003 is compared to 2002, the retail banking net income contribution is down approximately $523,000 due to reduced net interest income.

     The trust segment's net income contribution in 2004 amounted to $860,000. This represents an increase of $71,000 from the $789,000 net income contribution earned in 2003 due to an increase in fee revenue. The higher fee revenue was due to successful business development efforts related to union collective investment funds and improving equity market values that have increased the value of trust assets on which fees are assessed. In the future, the trust segment will continue to focus on increasing the fee revenue generated from union business activities, particularly the ERECT and BUILD Funds, which are collective investment funds for trade union pension funds. The value of assets in these funds has increased by 30% during 2004 and totaled $343 million at December 31, 2004.

     The Company discontinued its mortgage banking segment which had net losses of $1.2 million in 2004 and $1.6 million in 2003. On December 28, 2004, the SMC sold all of its remaining mortgage servicing rights and discontinued operations of this non-core business. The Company concluded that mortgage servicing was not a core community banking business and it did not have the scale nor the earnings power to absorb the volatility and risk associated with this business line. The 2004 performance included on a pretax basis $376,000 loss on the sale of mortgage servicing rights, $380,000 of costs related to employee severance and $65,000 of costs incurred for the write-off of its remaining fixed assets. The 2003 loss largely resulted from a $758,000 loss realized on the sale of mortgage servicing rights and $390,000 impairment charge on mortgage servicing rights.

     The commercial lending segment lost $93,000 in 2004, which represented an improvement from the $594,000 net loss experienced in 2003. The loss in both periods resulted primarily from a high provision for loan losses; although the size of the provision expense did decline by $711,000 between years. The 2003 performance reflects reduced net interest income due to fewer loans outstanding as a result of the previously discussed inward corporate focus on improving asset quality and significant prepayments caused by the low interest rate environment.

     The net loss in the investment/parent segment amounted to $10.7 million and was due primarily to the $12.6 million FHLB prepayment penalty that was previously discussed. The Company also experienced a $1.0 million decrease in the revenue contribution from leveraged assets due largely to fewer investment security gains.

     For greater discussion on the future strategic direction of the Company's key business segments, see Forward Looking Statement which begins on page 29.

     BALANCE SHEET. . .The Company's total consolidated assets were $1.010 billion at December 31, 2004, compared with $1.149 billion at December 31, 2003, which represents a decrease of $139.1 million or 12.1%. This lower level of assets resulted from a $151.6 million or 27.4% decline in investment securities as the Company reduced the size of its leverage program in the fourth quarter of 2004 as part of its balance sheet repositioning strategies. This reduction in securities more than offset loan growth of $18.0 million or 3.5% due to increased new commercial loan production.

     The Company's deposits totaled $644 million at the end of 2004, which represented a decrease of $10.2 million or 1.6% when compared to the end of 2003 due to jumbo certificate of deposit run-off and reduced money market account balances. The Company was able to reduce the size of its borrowings by $137 million between years due to the deleveraging strategy. Total stockholders' equity increased by $10.9 million as a result of the successful $25.8 million private placement common stock offering. The capital provided from this private placement more than offset the $9.7 million net loss for the year and a drop in accumulated other comprehensive income due to a lower value of the AFS investment securities portfolio. The Company significantly strengthened its capital position in 2004 as the asset leverage ratio was 9.20% at December 31, 2004 compared to 7.55% at December 31, 2003.

     LIQUIDITY. . .The Bank's liquidity position has been sufficient even during the last two years when the Bank has experienced poor operating results. Our core deposit base has remained stable throughout this period and has been adequate to fund the Bank's operations. Neither the sales of investment securities nor the use of the proceeds from such sales and cash flow from prepayments and amortization of securities to redeem Federal Home Loan Bank advances has materially affected the Bank's liquidity. The securities sold were pledged as collateral for FHLB borrowings, but the proceeds from the sale of securities was used to reduce FHLB advances and therefore these sales did not require that replacement securities be pledged and did not otherwise adversely affect Bank liquidity. In addition, although the Bank incurred a loss in 2004 in an amount greater than the $4.0 million of capital injected into the Bank, the reduction in the size of the Bank from the deleveraging steps taken has resulted in improvement in the Bank's capital ratios and the Bank remains well-capitalized under all applicable regulatory guidelines. The Bank's Tier 1 leverage ratio increased from 7.97% at December 31, 2003 to 8.51% at December 31, 2004. The Company believes the Bank will continue to have adequate liquidity as it further deleverages its balance sheet in 2005.

     Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $4.1 million from December 31, 2003, to December 31, 2004, due primarily to $129 million of cash used by operating and financing activities. This was partially offset by $124 million of cash provided by investing activities. Within investing activities, proceeds from investment security maturities and sales exceeded cash used to purchase new investment securities by $146.5 million. Cash advanced for new loan fundings and purchases totaled $226.6 million and were $21.9 million more than the cash received from loan principal payments. Within financing activities, the Company paid down $130 million of FHLB advances and retired $15.3 million of trust preferred securities. Recent indications from the FHLB suggest that the remaining $100 million of convertible advances that mature in 2010 would only be called if interest rates were to rise over 400 basis points from December 31, 2004 levels.

     There was no cash used for common stock cash dividends in 2004 or 2003. The Company used $2.9 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in each of the years presented. As a result of the successful $25.8 million private placement of common stock, the liquidity position of the parent company has improved significantly. The parent company retained $3.4 million of the offering proceeds to provide ongoing liquidity and support the reduced debt service on the remaining trust preferred securities. Dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position, also provide ongoing cash to the parent. Longer term, however, the payment of the trust preferred dividend is dependent upon the subsidiary bank returning to profitability so that it can resume upstreaming dividends to the parent company. The subsidiary bank must first recoup the $8.0 million net loss that it incurred for the year ended December 31, 2004 before it can consider resuming dividend upstreams. The Company views the ability to defer interest payments on the trust preferred securities, which is permitted under the trust indenture, as the least favorable alternative to maintaining parent company liquidity because the payments are cumulative and interest immediately begins to accrue on the unpaid amount at a rate of 8.45% along with the reputational risk associated with the deferral.

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totaled $27 million at December 31, 2004 which was down from the $62 million at December 31, 2003 level due to the deleveraging strategy. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities are other significant sources of asset liquidity for the Company.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company's subsidiary bank is a member of the Federal Home Loan Bank which provides the opportunity to obtain short- to longer-term advances based upon the Bank's investment in assets secured by one- to four-family residential real estate. At December 31, 2004, the bank had immediately available $54 million of overnight borrowing capability at the FHLB. The Company has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

     CAPITAL RESOURCES. . .The Company exceeds all regulatory capital ratios for each of the periods presented. Furthermore, both the Company and its subsidiary bank are considered "well capitalized" under applicable FDIC regulations. The Company anticipates that it will build its capital ratios during 2005 due to the retention of earnings and further deleverage of the balance sheet. As presented in Note #24 to the Consolidated Financial Statements, the Company's asset leverage ratio was 9.20% and the Tier 1 capital ratio was 15.83% at December 31, 2004. This represented meaningful improvements from 2003 due to the successful private placement of common stock and shrinkage in the size of the balance sheet. Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At December 31, 2004, accumulated other comprehensive loss amounted to $3.3 million. Additionally, the Company generated approximately $1.2 million of tangible capital in 2004 due to the amortization of core deposit intangible assets.

     The Company announced on January 24, 2003 that it suspended its common stock cash dividend. The Company had declared and paid common stock cash dividends of $0.30 per share in 2002. While the Company had not repurchased any of its own shares since the year 2000, the Company has also suspended its treasury stock repurchase program. For so long as the Company and the Board are parties to the Memorandum Of Understanding (MOU), reinstatement of either the common stock dividend or the treasury stock repurchase program will require the prior written approval of the Company's primary regulators -- the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. (See Note #24 Regulatory Matters, for further discuss of the Memorandum Of Understanding.) The Company believes it is in compliance with the requirements of the MOU.

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

     The following table presents a summary of the Company's static GAP positions at December 31, 2004:

                                                                 OVER         OVER
                                                               3 MONTHS    6 MONTHS
                                                  3 MONTHS     THROUGH      THROUGH       OVER
INTEREST SENSITIVITY PERIOD                       OR LESS      6 MONTHS     1 YEAR       1 YEAR       TOTAL
---------------------------                      ---------    ---------    ---------    --------    --------
                                                        (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans                                            $ 196,522    $  30,396    $  53,168    $231,437    $511,523
Investment securities                               39,733       10,558       21,782     328,946     401,019
Short-term assets                                      199           --           --          --         199
Bank owned life insurance                               --           --       30,623          --      30,623
                                                 ---------    ---------    ---------    --------    --------
   Total rate sensitive assets                   $ 236,454    $  40,954    $ 105,573    $560,383    $943,364
                                                 ---------    ---------    ---------    --------    --------
RATE SENSITIVE LIABILITIES:
Deposits:
   Non-interest bearing deposits                 $      --    $      --    $      --    $100,702    $100,702
   NOW and Super NOW                                 8,869           --           --      55,474      64,343
   Money market                                     80,018           --           --      30,727     110,745
   Other savings                                    24,750           --           --      74,248      98,998
   Certificates of deposit of $100,000 or more       8,445       13,819        6,077       6,753      35,094
   Other time deposits                              36,224       30,995       28,667     138,623     234,509
                                                 ---------    ---------    ---------    --------    --------
      Total deposits                               158,306       44,814       34,744     406,527     644,391
Borrowings                                         151,944            9           20     121,273     273,246
                                                 ---------    ---------    ---------    --------    --------
      Total rate sensitive liabilities           $ 310,250    $  44,823    $  34,764    $527,800    $917,637
                                                 ---------    ---------    ---------    --------    --------
Off balance sheet hedges:                         (100,000)          --           --     100,000          --
                                                 ---------    ---------    ---------    --------    --------
INTEREST SENSITIVITY GAP:
   Interval                                       (173,796)      (3,869)      70,809     132,583          --
   Cumulative                                    $(173,796)   $(177,665)   $(106,856)   $ 25,727    $ 25,727
                                                 =========    =========    =========    ========    ========
Period GAP ratio                                      0.58X        0.91X        3.04X       1.31X
Cumulative GAP ratio                                  0.58         0.61         0.78        1.03
Ratio of cumulative GAP to total assets             (17.22)%     (17.60)%     (10.59)%      2.55%

     When December 31, 2004, is compared to December 31, 2003, the Company's one-year cumulative GAP ratio remained negative due primarily to the execution of fair value hedges that converted certain fixed rate borrowings into variable rate borrowings.

     Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/--7.5% which include interest rate movements of at least 200 basis points. Under the current historically low interest rate environment, a declining 200 basis point or greater scenario is improbable and therefore is of limited value. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

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

                         VARIABILITY OF       CHANGE IN
                          NET INTEREST     MARKET VALUE OF
INTEREST RATE SCENARIO       INCOME       PORTFOLIO EQUITY
----------------------   --------------   ----------------
200 bp increase              (5.5)%              7.0%
100 bp decrease              (0.2)%            (14.1)%

     As indicated in the table, market value of portfolio equity increased by 7.0% under a 200 basis point increase scenario due primarily to the increased value of the Company's core deposit base. Variability of net interest income is negative in the 200 basis point upward rate shock due to the immediate repricing of certain short-term borrowings and less benefit from existing cash flow hedges. The negative variability of net interest income of (0.2)% and market value of portfolio equity of (14.1)% occurred in a 100 basis point downward rate shock and reflects a reduced value for core deposits and a greater liability for the remaining fixed rate FHLB advances. Net interest income in the declining rate forecast was also negatively impacted by the Company's inability to further reduce certain core deposit costs given the low current interest rates. Note the fair value hedges executed in 2003 helped reduce the Company's exposure to flat and declining interest rates. The Company uses derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cash flow variability associated with certain variable rate debt by converting the debt to fixed rates. The impact of these fair value hedges reduced interest expense in 2004 by $1.6 million. Finally, this sensitivity analysis is limited by the fact that it does not include all balance sheet repositioning actions the Company may take should severe movements in interest rates occur such as lengthening or shortening the duration of the securities portfolio or entering into additional hedging transactions. These actions would likely reduce the variability of each of the factors identified in the above table but the cost associated with the repositioning would most likely negatively impact net income.

     Within the investment portfolio at December 31, 2004, 93% of the portfolio is classified as available for sale and 7% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth as needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity but has no impact on regulatory capital. Furthermore, it is the Company's intent to continue to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market.

     The amount of loans outstanding by category as of December 31, 2004, which are due in (i) one year or less, (ii) more than one year through five years, and
(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                                  MORE
                                                                THAN ONE
                                                       ONE        YEAR
                                                     YEAR OR     THROUGH    OVER FIVE     TOTAL
                                                       LESS    FIVE YEARS     YEARS       LOANS
                                                     -------   ----------   ---------   --------
                                                            (IN THOUSANDS, EXCEPT RATIOS)
Commercial                                           $20,313    $ 44,182    $  7,516    $ 72,011
Commercial loans secured by real estate               11,347     136,870      77,444     225,661
Real estate-mortgage                                  17,390      45,599     138,417     201,406
Consumer                                               5,818      10,441       7,026      23,285
                                                     -------    --------    --------    --------
Total                                                $54,868    $237,092    $230,403    $522,363
                                                     =======    ========    ========    ========
Loans with fixed-rate                                $14,257    $133,816    $158,607    $306,680
Loans with floating-rate                              40,611     103,276      71,796     215,683
                                                     -------    --------    --------    --------
Total                                                $54,868    $237,092    $230,403    $522,363
                                                     =======    ========    ========    ========
Percent composition of maturity                         10.5%       45.4%       44.1%      100.0%
Fixed-rate loans as a percentage of total loans                                             58.7%
Floating-rate loans as a percentage of total loans                                          41.3%

     The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

     CONTRACTUAL OBLIGATIONS. . .The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                                           PAYMENTS DUE IN
                             --------------------------------------------------------------------------
                                NOTE     ONE YEAR   ONE TO THREE   THREE TO FIVE   OVER FIVE
                             REFERENCE    OR LESS       YEARS          YEARS         YEARS       TOTAL
                             ---------   --------   ------------   -------------   ---------   --------
                                                           (IN THOUSANDS)
Deposits without a stated
   maturity                      10      $374,788     $     --        $    --       $     --   $374,788
Certificates of deposit          10       124,227      101,016         18,899         25,461    269,603
Borrowed funds                   11       151,973           --             --        100,988    252,961
Guaranteed junior
   subordinated deferrable
   interest debentures           11            --           --             --         20,285     20,285
Lease commitments                15         1,195        1,706            654            837      4,392

     OFF BALANCE SHEET ARRANGEMENTS. . .The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. In June 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 6.10% that is callable quarterly with a seven-year maturity. The Company receives a fixed rate of 2.58% and makes variable rate payments based on 90-day LIBOR. In December 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 5.89% that is callable quarterly with a six-year maturity. The Company will receive a fixed rate of 5.89% and will make variable rate payments based on 90-day LIBOR plus 246 basis points. The swaps are carried at their fair values and the carrying amount of the FHLB advances includes the change in their fair values since the inception of the hedge. Because the hedges are considered highly effective and qualify for the shortcut method of accounting treatment, changes in the swap's fair value exactly offset the corresponding changes in the fair value of the FHLB advances and as a result, the change in fair value does not have any impact on net income. The favorable impact that the fair value hedges had on reducing interest expense amounted to $1.6 million in 2004 and $491,000 in 2003.

     The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of their customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $74,165,000 and standby letters of credit of $3,310,000 as of December 31, 2004.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES. . .The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, mortgage servicing rights and income taxes are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company's financial position or results of operation.

     ACCOUNT -- Allowance for Loan Losses

     BALANCE SHEET REFERENCE -- Allowance for Loan Losses

     INCOME STATEMENT REFERENCE -- Provision for Loan Losses

DESCRIPTION

     The allowance for loan losses is calculated with the objective of maintaining reserve levels believed by management to be sufficient to absorb estimated probable credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, likelihood of customer default, loss given default, exposure at default, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. This process also considers economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management's judgment concerning those trends.

     Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.7 million, or 78%, of the total allowance for credit losses at December 31, 2004 has been allotted to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

     ACCOUNT -- Mortgage Servicing Rights

     BALANCE SHEET REFERENCE -- Mortgage Servicing Rights

     INCOME STATEMENT REFERENCE -- Net Mortgage Servicing Fees and Impairment Charge for Mortgage Servicing Rights

DESCRIPTION

     Mortgage servicing rights ("MSR") are intangible assets that represent the value of rights that arise from the servicing of mortgage loan contracts. While servicing is inherent in most financial assets, it becomes a distinct asset when
(a) contractually separated from the underlying financial asset by sale or securitization of the asset with servicing retained or (b) through the separate purchase and assumption of the servicing. The Company's MSR asset value (both originated and purchased) arises from estimates of future revenues from contractually specified servicing fees, interest income and other ancillary revenues, net of estimated operating expenses, which are expected to yield an acceptable level of risk adjusted return for the servicer.

     The fair value of the Company's MSR asset is estimated using a discounted cash flow methodology, which calculates the net present value of future cash flows of the servicing portfolio over the estimated life of the asset based on various assumptions and market factors, the most significant of which include interest rates for escrow and deposit balance earnings, estimated prepayment speeds, estimated servicing costs, portfolio stratification, and discount rates. The reasonableness of these factors is reviewed by management and is based on expectations of the portfolio, market conditions, and loan characteristics.

     The Company's mortgage loan servicing portfolio is subject to various risks, the most significant being interest rate and prepayment risk, which subject the MSR asset to impairment risk. While the MSR asset is amortized over its estimated life in proportion to estimated net servicing income, it is also tested for impairment at a strata level on a quarterly basis. If the estimated fair value of the MSR is less than the carrying value, an impairment loss would be recognized in the current period; however, any fair value in excess of the cost basis would be recorded as a recovery of a previously recorded impairment loss.

     ACCOUNT -- Income Taxes

     BALANCE SHEET REFERENCE -- Deferred Tax Asset and Current Taxes Payable

     INCOME STATEMENT REFERENCE -- Provision for Income Taxes

DESCRIPTION

     In accordance with the liability method of accounting for income taxes specified in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" the provision for income taxes is the sum of income taxes both currently payable and deferred. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of asset and liabilities for financial reporting purposes and the basis of assets and liabilities as measured by the enacted tax rates that management estimates will be in effect when the differences reverse.

     In relation to recording the provision for income taxes, mamagement must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences atr permanent of temporary and the related time of expected reversal. Also, estimates are made as to whether taxable orperating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2004, we believe that all of the deferred tax assets recorded on our balance sheet except for $80,000 will ultimately be recovered.

     In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

     RECENT ACCOUNTING STANDARDS...In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employess." This Statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award period. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123 (revised 2004) will be effective for the Company's financial statements issued for periods beginning after June 15, 2005. The methodology and timing of adoption has not yet been determined.

     In March 2004, FASB ratified the consensus reached by the Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary and measurements of an impairment loss. In September 2004, FASB issued FSP 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. At December 31, 2004, gross unrealized losses on available for sale securities was $5.2 million. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management's intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

     FORWARD LOOKING STATEMENT. . .

THE NEW STRATEGIC FOCUS:

     The stabilizing of the Company in 2003 and the infusion of new capital in 2004 has enabled the Board and management to examine the franchise in some detail. It is a fact that AmeriServ has already begun to articulate and to execute its strategy for the future. The Company is coalescing around a back-to-basics concentration on community banking. It believes that it possesses a solid franchise and can create greater institutional value. AmeriServ has three strong business units that management and Board believe can perform at a higher level of profitability.

     1. THE RETAIL BANK -- When the asset leverage program is extracted, the Retail Bank remains a strong $800 million bank buoyed by approximately $650 million in core deposits. This retail bank operates 22 branches and has been consistently profitable. It is a fact that this type of banking in the region has been in a state of change in recent years. There have been mergers, divestitures, branch closings, name changes, etc. Unfortunately for AmeriServ, during this period, its focus has been diluted by a spin-off, a name change, operating losses and regulatory criticisms. However, as AmeriServ emerges from its Turnaround it now finds itself to be the largest independent, locally managed bank in its primary retail market area. It also has discovered that, in spite of its recent difficulties, its core customers have remained loyal and supportive. The Company believes that its Retail Bank has a powerful future ahead. It has a solid product mix, it has a strong sales ethic, and it intends to build an equally strong service culture. AmeriServ recognizes that its primary market is experiencing weakness, but it believes that as it sharpens its community banking skills, good products and exemplary personal service will enable the Retail Bank to establish a strong base for the Company as a whole.

     2. COMMERCIAL LENDING -- This business unit was completely restructured in 2003, after experiencing serious difficulties in 2001 and 2002. It has a new chief lending officer and almost an entirely new staff of experienced professional lenders. The newly formed team had its first year of operation in 2004 and helped the Company achieve loan growth of 3.6%. The unit is focused on the stated primary lending market of an approximate 100-mile radius from Johnstown. It is mounting an energetic customer calling effort to build its loan balances. It has also reengineered its lending procedures. The Company can provide the unit with the capacity to grow substantially and its new procedures should permit it to increase its margins and build permanent relationships. As this unit emerges, it bears little resemblance to its former self and is poised to generate increased loan outstandings in 2005 and be a strong future contributor to the Company's revenue stream.

     3. TRUST COMPANY -- This business unit has a unique business opportunity. It has all of the activities expected of a bank trust department and we believe it is proficient in each of them. In addition, it has a unique capability that sets it apart from almost all other trust operations. As a part of one of only 13 unionized banks in the nation, this unit has developed a strategy and a set of products that leverage that unusual situation. It has been quite successful in building products that serve the union managed pension funds that are a significant facet of certain segments of the American labor scene. These products have no geographic restrictions, nor do they require major commitments of AmeriServ's capital. They do, however, require skilled professionals to market and manage the trust company's capabilities. As the Company strengthens, resources will be channeled to the Trust Company so that it can become a greater force in this discrete market niche.

     The Company has re-affirmed its roots as a community bank. It has strengthened its core units: the Retail Bank, the Commercial Lending and the Trust Company. It has contained and/or corrected its troubled units. The Company recognizes that it suffered from a lack of focus and poor execution. However, the speed with which the Company took steps to right itself in 2003 and the success of the private placement common stock offering in 2004 that helped the Company address some longstanding structural impediments, indicates that, with a commitment to focus, it can meet challenges.

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

     For information regarding the market risk of the Company's financial instruments, see Interest Rate Sensitivity in the M. D. & A. presented on pages 24-26. The Company's principal market risk exposure is to interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS

                                                                                       AT DECEMBER 31,
                                                                                   -----------------------
                                                                                      2004         2003
                                                                                   ----------   ----------
                                                                                        (IN THOUSANDS)
ASSETS
Cash and due from banks                                                            $   20,374   $   24,100
Interest bearing deposits                                                                 199          289
Investment securities:
   Available for sale                                                                 373,584      524,573
   Held to maturity (market value $27,550 at December 31, 2004 and $28,095 at
      December 31, 2003)                                                               27,435       28,089
Loans held for sale                                                                       687        1,423
Loans                                                                                 522,363      504,890
   Less: Unearned income                                                                1,634        2,926
      Allowance for loan losses                                                         9,893       11,682
                                                                                   ----------   ----------
Net loans                                                                             510,836      490,282
                                                                                   ----------   ----------
Premises and equipment, net                                                             9,688       10,941
Accrued income receivable                                                               4,288        4,922
Goodwill                                                                                9,544        9,544
Core deposit intangibles                                                                3,568        4,719
Bank owned life insurance                                                              30,623       29,515
Deferred tax asset                                                                      9,102        2,087
Assets related to discontinued operations                                               1,941        3,841
Other assets                                                                            8,107       14,710
                                                                                   ----------   ----------
TOTAL ASSETS                                                                       $1,009,976   $1,149,035
                                                                                   ----------   ----------
LIABILITIES
Non-interest bearing deposits                                                      $  100,702   $  103,982
Interest bearing deposits                                                             543,689      550,615
                                                                                   ----------   ----------
Total deposits                                                                        644,391      654,597
Other short-term borrowings                                                           151,935      144,643
Advances from Federal Home Loan Bank                                                  101,026      231,063
Guaranteed junior subordinated deferrable interest debentures                          20,285       34,500
                                                                                   ----------   ----------
Total borrowed funds                                                                  273,246      410,206
                                                                                   ----------   ----------
Liabilities related to discontinued operations                                            744          253
Other liabilities                                                                       6,376        9,709
                                                                                   ----------   ----------
TOTAL LIABILITIES                                                                     924,757    1,074,765
                                                                                   ----------   ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares
   issued and outstanding on December 31, 2004, and 2003                                   --           --
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
   23,808,760 shares issued and 19,717,841 outstanding on December 31, 2004;
   18,048,518 shares issued and 13,957,599 shares outstanding on
   December 31, 2003                                                                   59,522       45,121
Treasury stock at cost, 4,090,919 shares on December 31, 2004 and 2003                (65,824)     (65,824)
Capital surplus                                                                        75,480       66,809
Retained earnings                                                                      19,377       29,096
Accumulated other comprehensive loss, net                                              (3,336)        (932)
                                                                                   ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                                                             85,219       74,270
                                                                                   ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $1,009,976   $1,149,035
                                                                                   ==========   ==========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED DECEMBER 31,
                                                                         ----------------------------
                                                                           2004       2003      2002
                                                                         --------   -------   -------
                                                                                (IN THOUSANDS,
                                                                            EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
   Taxable                                                               $ 30,012   $33,209   $40,410
   Tax exempt                                                                 285        98       612
Deposits with banks                                                            59        54       281
Federal funds sold and securities purchased under agreements to resell          1        --         9
Investment securities:
   Available for sale                                                      18,333    20,548    24,573
   Held to maturity                                                         1,414     1,096        30
                                                                         --------   -------   -------
Total Interest Income                                                      50,104    55,005    65,915
                                                                         --------   -------   -------
INTEREST EXPENSE
Deposits                                                                   10,336    11,503    16,054
Federal funds purchased and securities sold under agreements to
   repurchase                                                                  --        25        52
Other short-term borrowings                                                 2,098     1,439       900
Advances from Federal Home Loan Bank                                       11,218    14,433    18,618
Guaranteed junior subordinated deferrable interest debentures               2,986     2,960     2,960
                                                                         --------   -------   -------
Total Interest Expense                                                     26,638    30,360    38,584
                                                                         --------   -------   -------
Net Interest Income                                                        23,466    24,645    27,331
   Provision for loan losses                                                1,758     2,961     9,265
                                                                         --------   -------   -------
Net Interest Income after Provision for Loan Losses                        21,708    21,684    18,066
                                                                         --------   -------   -------
NON-INTEREST INCOME
Trust fees                                                                  5,363     4,993     4,672
Net gains on loans held for sale                                              351       632       779
Net realized gains on investment securities                                   816     3,787     4,294
Service charges on deposit accounts                                         2,806     3,180     2,906
Bank owned life insurance                                                   1,108     1,214     1,491
Other income                                                                3,568     3,189     4,511
                                                                         --------   -------   -------
Total Non-Interest Income                                                  14,012    16,995    18,653
                                                                         --------   -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits                                             19,013    17,997    19,402
Net occupancy expense                                                       2,636     2,635     2,677
Equipment expense                                                           2,578     2,694     2,761
Professional fees                                                           3,697     3,780     3,792
Supplies, postage, and freight                                              1,192     1,370     1,397
Miscellaneous taxes and insurance                                           1,747     1,631     1,549
FDIC deposit insurance expense                                                287       201       116
Amortization of core deposit intangibles                                    1,150     1,432     1,432
Restructuring costs                                                            --        --       920
Federal Home Loan Bank prepayment penalties                                12,637        --        --
Other expense                                                               5,154     4,162     6,360
                                                                         --------   -------   -------
Total Non-Interest Expense                                                 50,091    35,902    40,406
                                                                         --------   -------   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES              (14,371)    2,777    (3,687)
   Provision (benefit) for income taxes                                    (5,845)      587    (1,692)
                                                                         --------   -------   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                   (8,526)    2,190    (1,995)
LOSS FROM DISCONTINUED OPERATIONS NET OF TAX BENEFIT $(648),
   $(800), AND $(1,733), RESPECTIVELY                                      (1,193)   (1,641)   (3,157)
NET INCOME (LOSS)                                                        $ (9,719)  $   549   $(5,152)
                                                                         ========   =======   =======
PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
   Basic:
      Net income (loss)                                                  $  (0.58)  $  0.16   $ (0.15)
      Average number of shares outstanding                                 14,783    13,940    13,782
   Diluted:
      Net income (loss)                                                  $  (0.58)  $  0.16   $ (0.15)
      Average number of shares outstanding                                 14,783    13,948    13,782
PER COMMON SHARE DATA:
   Basic:
      Net income (loss)                                                  $  (0.66)  $  0.04   $ (0.37)
      Average number of shares outstanding                                 14,783    13,940    13,782
   Diluted:
      Net income (loss)                                                  $  (0.66)  $  0.04   $ (0.37)
      Average number of shares outstanding                                 14,783    13,948    13,782
Cash dividends declared                                                  $   0.00   $  0.00   $  0.30

          See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                          2004          2003          2002
                                                                        --------   --------------   -------
                                                                                   (IN THOUSANDS)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)                                                       $ (9,719)     $   549       $(5,152)
Other comprehensive income (loss), before tax:
   Gains on cash flow hedges arising during period                            --           --         1,231
      Income tax effect                                                       --           --          (419)
   Unrealized holding gains (losses) on available for sale securities
      arising during period                                               (2,882)      (6,578)       13,026
      Income tax effect                                                    1,008        2,303        (4,428)
   Reclassification adjustment for gains on available for sale
      securities included in net loss                                       (816)      (3,787)       (4,294)
      Income tax effect                                                      286        1,325         1,460
                                                                        --------      -------       -------
Other comprehensive income (loss), net of tax                             (2,404)      (6,737)        6,576
                                                                        --------      -------       -------
Comprehensive income (loss)                                             $(12,123)     $(6,188)      $ 1,424
                                                                        ========      =======       =======

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                              2004          2003          2002
                                                            --------   --------------   --------
                                                                       (IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period                              $     --      $     --      $     --
Balance at end of period                                          --            --            --
                                                            --------      --------      --------
COMMON STOCK
Balance at beginning of period                                45,121        44,973        44,333
Stock options exercised/new shares issued                         72           148           640
Shares issued from private offering                           14,329            --            --
                                                            --------      --------      --------
Balance at end of period                                      59,522        45,121        44,973
                                                            --------      --------      --------
TREASURY STOCK
Balance at beginning of period                               (65,824)      (65,824)      (65,824)
                                                            --------      --------      --------
Balance at end of period                                     (65,824)      (65,824)      (65,824)
                                                            --------      --------      --------
CAPITAL SURPLUS
Balance at beginning of period                                66,809        66,755        66,423
Stock options exercised/new shares issued                         77            54           332
Shares issued from private offering net of issuance costs      8,594            --            --
                                                            --------      --------      --------
Balance at end of period                                      75,480        66,809        66,755
                                                            --------      --------      --------
RETAINED EARNINGS
Balance at beginning of period                                29,096        28,547        37,829
Net income (loss)                                             (9,719)          549        (5,152)
Cash dividends declared                                           --            --        (4,130)
                                                            --------      --------      --------
Balance at end of period                                      19,377        29,096        28,547
                                                            --------      --------      --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period                                  (932)        5,805          (771)
Other comprehensive income (loss), net of tax                 (2,404)       (6,737)        6,576
                                                            --------      --------      --------
Balance at end of period                                      (3,336)         (932)        5,805
                                                            --------      --------      --------
TOTAL STOCKHOLDERS' EQUITY                                  $ 85,219      $ 74,270      $ 80,256
                                                            ========      ========      ========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              2004          2003           2002
                                                                           ---------   --------------   ---------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) from continuing operations                               $  (8,526)    $   2,190      $  (1,995)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
   Provision for loan losses                                                   1,758         2,961          9,265
   Depreciation and amortization expense                                       1,867         1,976          1,799
   Amortization expense of core deposit intangibles                            1,150         1,432          1,432
   Net amortization of investment securities                                   2,237         3,083          2,044
   Net realized gains on investment securities-- available for sale             (816)       (3,787)        (4,294)
   Net realized gains on loans held for sale                                    (351)         (632)          (779)
   Amortization of deferred loan fees                                           (281)         (261)          (380)
   Gain on the sale of fixed assets                                               --           (34)            --
   Origination of mortgage loans held for sale                               (28,257)      (60,643)       (78,211)
   Sales of mortgage loans held for sale                                      27,510        62,014         75,957
   Write-off of debt issuance costs                                              476            --             --
   Decrease in accrued income receivable                                         634         1,147            598
   Decrease in accrued expense payable                                          (207)       (1,316)        (1,735)
   Net increase in other assets                                                 (846)       (4,416)        (7,475)
   Net increase (decrease) in other liabilities                                1,901        (2,185)         4,023
                                                                           ---------     ---------      ---------
Net cash (used in) provided by operating activities                           (1,751)        1,529            249
                                                                           ---------     ---------      ---------
INVESTING ACTIVITIES
Purchase of investment securities and other short-term investments--
   available for sale                                                       (311,410)     (618,232)      (721,380)
Purchase of investment securities and other short-term investments--
   held to maturity                                                          (17,050)      (19,377)       (15,077)
Proceeds from maturities of investment securities and other short-term
   investments-- available for sale                                           76,999       145,811        156,684
Proceeds from maturities of investment securities and other short-term
   investments-- held to maturity                                              6,497         6,621             --
Proceeds from sales of investment securities and other short-term
   investments-- available for sale                                          391,488       428,633        583,755
Long-term loans originated                                                  (188,874)     (111,249)      (179,188)
Principal collected on long-term loans                                       145,339       194,623        207,729
Loans purchased or participated                                               (9,437)      (15,340)       (10,910)
Loans sold or participated                                                    31,500            --          5,900
Net decrease (increase) in other short-term loans                                (83)         (758)           566
Purchases of premises and equipment                                             (766)         (919)        (1,173)
Proceeds from sale/retirement of premises and equipment                          216           325             --
                                                                           ---------     ---------      ---------
Net cash provided by investing activities                                  $ 124,419     $  10,138      $  26,906
                                                                           ---------     ---------      ---------

          See accompanying notes to consolidated financial statements.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                            2004          2003           2002
                                                                         ---------   --------------   ---------
                                                                                     (IN THOUSANDS)
FINANCING ACTIVITIES
Net decrease in deposits accounts                                        $ (10,206)     $(15,332)     $  (6,417)
Net increase in federal funds purchased, securities sold under
   agreements to repurchase, and other short-term borrowings                 7,292        43,855         87,934
Net principal repayments on advances from Federal Home Loan Bank          (130,037)      (43,784)      (102,464)
Common stock dividends paid                                                     --            --         (4,130)
Guaranteed junior subordinated deferrable interest debenture dividends
   paid                                                                     (2,860)       (2,916)        (2,916)
Redemption of Guaranteed junior subordinated deferrable interest
   debentures                                                              (14,215)           --             --
Proceeds from dividend reinvestment and stock purchase plan and stock
   options exercised                                                           149           202            972
Private placement issuance of common stock                                  25,792            --             --
Costs associated with private placement                                     (2,687)           --             --
                                                                         ---------      --------      ---------
Net cash used in financing activities                                     (126,772)      (17,975)       (27,021)
                                                                         ---------      --------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING
   OPERATIONS                                                               (4,104)       (6,308)           134
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                         661         3,907         (2,081)
CASH AND CASH EQUIVALENTS AT JANUARY 1                                      24,773        27,174         29,121
                                                                         ---------      --------      ---------
CASH AND CASH EQUIVALENTS AT DECEMBER 31                                 $  21,330      $ 24,773      $  27,174
                                                                         ---------      --------      ---------

          See accompanying notes to consolidated financial statements.

                            AMERISERV FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AT AND FOR THE YEARS ENDED
                        DECEMBER 31, 2004, 2003 AND 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

     AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 23 banking locations in six Pennsylvania counties. These offices provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and has $1.3 billion in assets under management. The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly-owned subsidiaries, AmeriServ Financial Bank (the
Bank), Trust Company, AmeriServ Associates, Inc. (AmeriServ Associates), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 23 locations in Pennsylvania. Standard Mortgage Corporation of Georgia (SMC), a subsidiary of the Bank, is a mortgage banking company whose business includes the servicing of mortgage loans. On December 28, 2004, the Company entered into an agreement to sell its remaining mortgage servicing rights and discontinue operations of this non-core business. AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

     As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

     - A detailed review of all criticized and impaired loans with balances over $250,000 to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. For impaired loans under SFAS # 114, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

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

     When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is immediately charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss or loans secured by residential real estate.

     The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $250,000 within a 12-month period. The Company defines classified loans as those loans rated substandard and doubtful. The Company has also identified three pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for small business loans $100,000 or less, residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

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

INTANGIBLE ASSETS:

     Core deposit intangible assets are amortized over their useful lives, which do not exceed 10 years. Prior to January 1 2002, goodwill was amortized using the straight-line method over a period of 15 years. Beginning in 2002, the Company ceased amortizing goodwill in accordance with a new accounting pronouncement. Goodwill is reviewed for impairment on an annual basis.

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

     The fair value of originated MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect AmeriServ's actual prepayment experience.

     For purposes of evaluating and measuring impairment, the Company stratifies the rights based on risk characteristics. If the discounted projected net cash flows of a stratum are less than the carrying amount of the stratum, the stratum is written down to the amount of the discounted projected net cash flows through a valuation account. The Company has determined that the predominant risk characteristics of its portfolio are loan type and interest rate. For the purposes of evaluating impairment, the Company has stratified its portfolio in 200 basis point tranches by loan type. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Servicing fees, net of amortization, impairment, and related gains and losses on sales are recorded in individual lines on the Consolidated Statement of Operations within the Discontinues Operations Note #25. The value of mortgage servicing rights is subject to interest rate and prepayment risk. It is likely that the value of these assets will decrease if interest rates decline and prepayments occur at greater than the expected rate and conversely the value of servicing increases if interest rates rise and prepayment speeds slow.

EARNINGS PER COMMON SHARE:

     Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 131,095, 307,136 and 474,534 shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise prices were greater than the average market price of the common stock for the respective periods.

STOCK-BASED COMPENSATION:

     At December 31, 2004, the Company had stock based compensation plans, which are described more fully in Note #18 Stock Compensation Plans. The Company accounts for these plans under Accounting Principles Board Opinion #25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income as all rights and options to purchase the Company's stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the income from continuing operations and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) #123R, "Accounting for Stock-Based Compensation," as amended, to stock compensation plans.

                             PRO FORMA INCOME (LOSS)
                          AND EARNINGS (LOSS) PER SHARE

                                                                          YEAR ENDED DECEMBER 31,
                                                                         -------------------------
                                                                           2004     2003     2002
                                                                         -------   -----   -------
                                                                         (IN THOUSANDS, EXCEPT PER
                                                                                SHARE DATA)
Net income (loss), as reported                                           $(9,719)  $ 549   $(5,152)
Less: Total stock compensation expense determined under the fair value
   method for all awards, net of related tax effects                         (72)    (35)      (58)
                                                                         -------   -----   -------
Pro forma income (loss)                                                  $(9,791)  $ 514   $(5,210)
                                                                         =======   =====   =======
Earnings (loss) per share:
   Basic as reported                                                     $ (0.66)  $0.04   $ (0.37)
   Basic pro forma                                                         (0.66)   0.04     (0.38)
   Diluted as reported                                                     (0.66)   0.04     (0.37)
   Diluted pro forma                                                       (0.66)   0.04     (0.38)

COMPREHENSIVE INCOME (LOSS):

     For the Company, comprehensive income (loss) includes net income and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cash flow hedges. The balances of accumulated other comprehensive income (loss) were $(3,336,000), $(932,000) and $5,805,000 at December 31, 2004, 2003 and 2002, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS:

     On a consolidated basis, cash and cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the parent company, cash and cash equivalents also include short-term investments. The Company made $3,837,000 in income tax payments in 2004; $119,000 in 2003; and $519,000 in
2002. The Company made total interest expense payments of $26,845,000 in 2004; $31,676,000 in 2003; and $40,382,000 in 2002.

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

INTEREST RATE CONTRACTS:

     The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated Balance Sheets. The Company also does not use interest rate contracts for trading purposes.

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

     Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in other assets on the consolidated balance sheets. There were no interest rate caps or floors in place at December 31, 2004 or 2003.

RECENT ACCOUNTING STANDARDS:

     In December 2003, the FASB issued Interpretation #46 (Revised 2003) "Consolidation of Variable Interest Entities", (FIN 46-R). FIN 46-R addresses the requirement for business enterprises to consolidate any variable interest entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest. FIN 46-R requires disclosures about the variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The Company does have a variable interest entity. The adoption of FIN 46R caused the Company to deconsolidate its capital trust subsidiary which caused a $1.1 million increase to the guaranteed junior subordinated deferrable interest debentures. This deconsolidation also caused a $90,000 increase in other income and a similar increase in the interest expense on guaranteed junior subordinated deferrable interest debentures.

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

     In December 2003, the FASB issued SFAS #132, (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement amends Statements #87, "Employers' Accounting for Pensions", #88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and #106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". However, the Statement does not change the recognition and measurement requirements of those Statements. This Statement retains the disclosure requirements contained in SFAS #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces and requires additional disclosure. Additional new disclosure includes actual mix of plan assets by category, a description of investment strategies and policies used, a narrative description of the basis for determining the overall expected long-term rate of return on asset assumptions and aggregate expected contributions. See Note #14, Pension and Profit Sharing Plans, for additional discussion.

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as and adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to the Company's financial condition, results of operations or cash flows.

     The EITF has reached consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", as it applies to investments accounted for under FAS 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), and cost method investments accounted for under Accounting Principles Board Opinions No. 18, "The Equity Method of Accounting for Investments in Common Stock" (APB 18). The consensus was ratified by the FASB on November 25, 2003 and March 31, 2004, for FAS 115 and APB 18 investments, respectively. Subsequent to these ratifications, the FASB issued a Staff Position, FSP EITF 03-1-1, on September 30, 2004, to defer indefinitely the effective date for recognition and impairment guidance under the EITF, but not the quantitative and qualitative disclosure requirements on unrealized loss positions for all marketable equity securities, debt securities and cost method investments for which an other-than-temporary impairment has not been recognized. These disclosures, which are applicable to annual financial statements for fiscal years ending after June 15, 2004, are presented in Note #4, Investment Securities. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, the Company's intent and ability to hold investments until a forecasted recovery and the finalization of the proposed guidance by the FASB.

     In March 2004, the SEC issued Staff Accounting Bulletin #105, "Application of Accounting Principles to Loan Commitments" (SAB 105). This bulletin was issued to inform registrants of the SEC's view that the fair value of the recorded loan commitments, which are required to follow derivative accounting under FAS #133, "Accounting for Derivative Instruments and Hedging Activities," should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this Staff Accounting Bulletin in the second quarter of 2004 did not have a material impact on the Company.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS #123 (revised 2004), "Share-Based Payment," which revises SFAS #123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion #25, "Accounting for Stock issued to Employees." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Stock Ownership Plans." This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS #123 (revised 2004) will be effective for the Company's financial statements issued for periods beginning after June 15, 2005. The Company is currently working on the methodology to be used for the adoption of this standard, but does not believe it will have a material impact on the Company's financial condition, results of operations, or cash flows.

RECLASSIFICATIONS:

     Certain items in the prior-year financial statements were reclassified to conform to the current year presentation, specifically loans held for sale.

2.   CASH AND DUE FROM BANKS

    Cash and due from banks at December 31, 2004, and 2003, included $7,264,000 and $7,255,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3.   INTEREST BEARING DEPOSITS WITH BANKS

     The book value of interest bearing deposits with domestic banks is as follows:

        AT DECEMBER 31,
        ---------------
          2004   2003
          ----   ----
         (IN THOUSANDS)
Total     $199   $289

     All interest bearing deposits are with domestic banks and mature within six months. The Company had no deposits in foreign banks nor in foreign branches of United States banks. To be in compliance with Housing and Urban Development and Arizona Department of Insurance rules minimum balances are maintained at appropriate institutions.

4.   INVESTMENT SECURITIES

     The cost basis and market values of investment securities are summarized as follows:

     Investment securities available for sale:

                                                                        AT DECEMBER 31, 2004
                                                          -----------------------------------------------
                                                                          GROSS        GROSS
                                                                       UNREALIZED   UNREALIZED    MARKET
                                                          COST BASIS      GAINS       LOSSES       VALUE
                                                          ----------   ----------   ----------   --------
                                                                           (IN THOUSANDS)
U.S. Treasury                                              $ 10,071       $  1       $   (90)    $  9,982
U.S. Agency                                                  33,219         20          (356)      32,883
U.S. Agency mortgage-backed securities                      305,986         48        (4,794)     301,240
Equity investment in Federal Home Loan Bank and Federal
   Reserve Bank Stocks                                       17,059         --            --       17,059
Other securities(1)                                          12,381         39            --       12,420
                                                           --------       ----       -------     --------
Total                                                      $378,716       $108       $(5,240)    $373,584
                                                           ========       ====       =======     ========

(1) Other investment securities include asset-backed securities and corporate notes and bonds.

     Investment securities held to maturity:

                                                     AT DECEMBER 31, 2004
                                         -------------------------------------------
                                                      GROSS        GROSS
                                           COST    UNREALIZED   UNREALIZED    MARKET
                                          BASIS       GAINS       LOSSES      VALUE
                                         -------   ----------   ----------   -------
                                                        (IN THOUSANDS)
U.S. Treasury                            $ 3,348      $ 46        $  (1)     $ 3,393
U.S. Agency                               11,522        31         (161)      11,392
U.S. Agency mortgage-backed securities    12,565       200           --       12,765
                                         -------      ----        -----      -------
Total                                    $27,435      $277        $(162)     $27,550
                                         =======      ====        =====      =======

     Investment securities available for sale:

                                                                        AT DECEMBER 31, 2003
                                                          -----------------------------------------------
                                                                          GROSS        GROSS
                                                                       UNREALIZED   UNREALIZED    MARKET
                                                          COST BASIS      GAINS       LOSSES       VALUE
                                                          ----------   ----------   ----------   --------
                                                                           (IN THOUSANDS)
U.S. Treasury                                              $  9,498      $  131      $   (32)    $  9,597
U.S. Agency                                                  13,508           3          (33)      13,478
U.S. Agency mortgage-backed securities                      469,086       1,535       (3,051)     467,570
Equity investment in Federal Home Loan Bank and Federal
   Reserve Bank Stocks                                       22,942          --           --       22,942
Other securities(1)                                          10,974          32          (20)      10,986
                                                           --------      ------      -------     --------
Total                                                      $526,008      $1,701      $(3,136)    $524,573
                                                           ========      ======      =======     ========

(1) Other investment securities include asset-backed securities and corporate notes and bonds.

     Investment securities held to maturity:

                                                     AT DECEMBER 31, 2003
                                         -------------------------------------------
                                                      GROSS        GROSS
                                           COST    UNREALIZED   UNREALIZED    MARKET
                                          BASIS       GAINS       LOSSES      VALUE
                                         -------   ----------   ----------   -------
                                                        (IN THOUSANDS)
U.S. Treasury                            $ 1,155      $  6        $  --      $ 1,161
U.S. Agency                                8,096        --         (138)       7,958
U.S. Agency mortgage-backed securities    18,838       138           --       18,976
                                         -------      ----        -----      -------
Total                                    $28,089      $144        $(138)     $28,095
                                         =======      ====        =====      =======

     All purchased and sold investment securities are recorded on the settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors Service or Standard & Poor's rating of A. At December 31, 2004, 96.4% of the portfolio was rated AAA as compared to 97.6% at December 31, 2003. 1.9% of the portfolio was rated below A or unrated on December 31, 2004. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders' equity at December 31, 2004.

     The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $365,173,000 at December 31, 2004, and $485,057,000 at December 31, 2003. The Company realized $1,768,000, $4,409,000 and $5,047,000 of gross investment security gains and $952,000, $622,000 and $753,000 of gross investment security losses on available for sale securities in 2004, 2003, and 2002, respectively. On a net basis, the realized gains amounted to $539,000, $2.5 million and $2.8 million in 2004, 2003, and 2002, respectively, after factoring in tax expense of $277,000, $1.3 million and $1.5 million for each of those same years. The Company realized no gross investment security gains and losses on held to maturity securities in 2004, 2003 or 2002.

     The following table sets forth the contractual maturity distribution of the investment securities, cost basis and market values, and the weighted average yield for each type and range of maturity as of December 31, 2004. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities and asset-backed securities for which the average lives were used. At December 31, 2004, the Company's consolidated investment securities portfolio had a modified duration of approximately 2.92 years. The weighted average expected maturity for available for sale securities at December 31, 2004 for U.S. Treasury, U.S. Agency, U.S. Agency Mortgage-Backed, Federal Home Loan Bank Stock and Federal Reserve Bank Stock, and other securities was 5.3, 5.1, 4.2, 1.0, and 1.4 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2004 for U.S. Treasury, U.S. Agency, and U.S. Agency Mortgage-Backed securities was 9.6, 5.9 and 7.7 years.

     Investment securities available for sale:

                                                            AT DECEMBER 31, 2004
                          ----------------------------------------------------------------------------------------
                                              AFTER 1 YEAR      AFTER 5 YEARS
                                               BUT WITHIN        BUT WITHIN
                           WITHIN 1 YEAR         5 YEARS           10 YEARS      AFTER 10 YEARS         TOTAL
                          ---------------   ----------------   ---------------   --------------   ----------------
                           AMOUNT   YIELD    AMOUNT    YIELD    AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT    YIELD
                          -------   -----   --------   -----   -------   -----   ------   -----   --------   -----
                                                        (IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Treasury             $   198    7.30%  $  5,027   3.11%   $ 4,846   4.06%     $--     --%    $ 10,071   3.65%
U.S. Agency                 1,305    2.81     10,550   4.43     21,364   4.04       --     --       33,219   4.12
U.S. Agency mortgage-                                                                                        4.22
   backed securities           --      --    249,007   3.85     56,979   4.22       --     --      305,986   3.92
Equity investment in
   Federal Home Loan
   Bank and Federal
   Reserve Bank Stocks     17,059    1.89         --     --         --     --       --     --       17,059   1.89
Other securities(1)         6,631    2.17         --     --      5,750   3.27       --     --       12,381   3.02
                          -------           --------           -------             ---            --------
Total investment
   securities available
   for sale               $25,193    2.22%  $264,584   3.86%   $88,939   4.11%     $--     --%    $378,716   3.81%
                          =======           ========           =======             ===            ========

MARKET VALUE
U.S. Treasury             $   199           $  4,954           $ 4,829             $--            $  9,982
U.S. Agency                 1,304             10,514            21,065              --              32,883
U.S. Agency mortgage-
   backed securities           --            245,368            55,872              --             301,240
Equity investment in
   Federal Home Loan
   Bank and Federal
   Reserve Bank Stocks     17,059                 --                --                              17,059
Other securities(1)         6,670                 --             5,750              --              12,420
                          -------           --------           -------             ---            --------
Total investment
   securities available
   for sale               $25,232           $260,836           $87,516             $--            $373,584
                          =======           ========           =======             ===            ========

(1) Other investment securities include asset-backed securities and corporate notes and bonds.

     Investment securities held to maturity:

                                                         AT DECEMBER 31, 2004
                        -------------------------------------------------------------------------------------
                                                             AFTER 5 YEARS
                                         AFTER 1 YEAR BUT     BUT WITHIN
                         WITHIN 1 YEAR    WITHIN 5 YEARS       10 YEARS      AFTER 10 YEARS        TOTAL
                        --------------   ----------------   --------------   --------------   ---------------
                        AMOUNT   YIELD     AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT   YIELD
                        ------   -----    -------   -----   ------   -----   ------   -----   -------   -----
                                                    (IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Treasury             $--     --%     $ 3,348   3.98%   $   --     --%     $--     --%    $ 3,348   3.98%
U.S. Agency                --     --        8,056   1.61     3,466   5.22       --     --      11,522   2.72
U.S. Agency mortgage
   -backed securities      --     --      12,565    5.27        --     --       --     --      12,565   5.27
                          ---             -------           ------             ---            -------
Total investment
   securities held to
   maturity               $--     --%     $23,969   3.86%   $3,466   5.22%     $--     --%    $27,435   4.04%
                          ===             =======           ======             ===            =======

MARKET VALUE
U.S. Treasury             $--             $ 3,393           $   --             $--            $ 3,393
U.S. Agency                --               7,895            3,497              --             11,392
U.S. Agency mortgage
   -backed securities      --              12,765               --              --             12,765
                          ---             -------           ------             ---            -------
Total investment
   securities held to
   maturity               $--             $24,053           $3,497             $--            $27,550
                          ===             =======           ======             ===            =======

     The following tables present information concerning investments with unrealized losses as of December 31, 2004 (in thousands):

     Investment securities available for sale:

                               LESS THAN 12 MONTHS     12 MONTHS OR LONGER           TOTAL
                              ---------------------   --------------------   ---------------------
                               MARKET    UNREALIZED    MARKET   UNREALIZED    MARKET    UNREALIZED
                                VALUE      LOSSES      VALUE      LOSSES       VALUE      LOSSES
                              --------   ----------   -------   ----------   --------   ----------
U.S. Treasury                 $  9,783    $   (90)    $    --    $    --     $  9,783    $   (90)
U.S. Agency                     31,778       (356)         --         --       31,778       (356)
U.S. Agency mortgage-backed
   securities                  234,460     (3,260)     61,261     (1,534)     295,721     (4,794)
                              --------    -------     -------    -------     --------    -------
Total investment securities
   available for sale         $276,021    $(3,706)    $61,261    $(1,534)    $337,282    $(5,240)
                              ========    =======     =======    =======     ========    =======

     Investment securities held to maturity:

                                                                12 MONTHS OR
                                      LESS THAN 12 MONTHS          LONGER                TOTAL
                                      -------------------   -------------------   -------------------
                                       COST    UNREALIZED    COST    UNREALIZED    COST    UNREALIZED
                                       BASIS     LOSSES      BASIS     LOSSES      BASIS     LOSSES
                                      ------   ----------   ------   ----------   ------   ----------
U.S. Treasury                         $1,132      $(1)      $   --     $  --      $1,132     $  (1)
U.S. Agency                               --       --        8,056      (161)      8,056      (161)
                                      ------      ---       ------     -----      ------     -----
Total investment securities held to
   maturity                           $1,132      $(1)      $8,056     $(161)     $9,188     $(162)
                                      ======      ===       ======     =====      ======     =====

     In March 2004, the FASB's Emerging Issues Task Force (EITF) reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for debt and equity investments accounted for under the cost method. Annual disclosures about unrealized losses on available for sale securities that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The amount of any other-than-temporary impairment, if any, that may need to be recognized upon our adoption of EITF 03-1 will depend on market conditions and our intent and ability to hold "underwater" investments until value is restored. At December 31, 2004, the total after-tax net unrealized loss on such investments was $3.6 million. Given the quality of the investment portfolio (greater than 96% rated AAA), the Company believes the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements.

5.   LOANS

     The loan portfolio of the Company consisted of the following:

                                            AT DECEMBER 31,
                                          -------------------
                                            2004       2003
                                          --------   --------
                                            (IN THOUSANDS)
Commercial                                $ 72,011   $ 75,738
Commercial loans secured by real estate    225,661    206,204
Real estate-mortgage                       201,406    194,605
Consumer                                    23,285     28,343
                                          --------   --------
Loans                                      522,363    504,890
Less: Unearned income                        1,634      2,926
                                          --------   --------
Loans, net of unearned income             $520,729   $501,964
                                          ========   ========

     Real estate construction loans comprised 6.3% and 3.2% of total loans net of unearned income at December 31, 2004 and 2003, respectively. The Company has no direct credit exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2004, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $4,147,000 and $1,819,000 at December 31, 2004 and 2003, respectively. An analysis of these related party loans follows:

                          YEAR ENDED
                         DECEMBER 31,
                      -----------------
                        2004      2003
                      -------   -------
                       (IN THOUSANDS)
Balance January 1      $1,819   $ 2,427
New loans               3,242     3,671
Payments                 (914)   (4,279)
                       ------   -------
Balance December 31    $4,147   $ 1,819
                       ======   =======

6.   ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses follows:

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      2004      2003      2002
                                                    -------   -------   -------
                                                          (IN THOUSANDS)
Balance January 1                                   $11,682   $10,035   $ 5,830
Provision for loan losses                             1,758     2,961     9,265
Recoveries on loans previously charged-off              616       398       923
Loans charged-off                                    (4,041)   (1,573)   (5,983)
Transfer to reserve for unfunded loan commitments      (122)     (139)       --
                                                    -------   -------   -------
Balance December 31                                 $ 9,893   $11,682   $10,035
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

     The following tables present information concerning non-performing assets:

                                               AT DECEMBER 31,
                                          -------------------------
                                           2004      2003     2002
                                          ------   -------   ------
                                                (IN THOUSANDS)
Non-accrual loans
Commercial                                $  802   $ 3,282   $1,783
Commercial loans secured by real estate      606     5,262    1,864
Real estate-mortgage                       2,049     1,495    2,784
Consumer                                     412       742      360
                                          ------   -------   ------
Loans                                     $3,869   $10,781   $6,791
                                          ------   -------   ------

                                                AT DECEMBER 31,
                                              ------------------
                                              2004   2003   2002
                                              ----   ----   ----
                                                (IN THOUSANDS)
Past due 90 days or more and still accruing
Commercial                                     $--    $58    $--
Commercial loans secured by real estate         --     10     48
Real estate-mortgage                            --     --     --
Consumer                                        --     30      2
                                               ---    ---    ---
Loans                                          $--    $98    $50
                                               ---    ---    ---

                                            AT DECEMBER 31,
                                          ------------------
                                          2004   2003   2002
                                          ----   -----------
                                            (IN THOUSANDS)
Other real estate owned
Commercial                                 $--   $ --   $ --
Commercial loans secured by real estate     --    255     --
Real estate-mortgage                        15    248     89
Consumer                                    10     29     34
                                           ---   ----   ----
Loans                                      $25   $532   $123
                                           ---   ----   ----

                                                           AT DECEMBER 31,
                                                      -------------------------
                                                       2004      2003     2002
                                                      ------   -------   ------
                                                            (IN THOUSANDS)
Total non-performing assets                           $3,894   $11,411   $6,964
                                                      ======   =======   ======
Total non-performing assets as a percent of loans
   and loans held for sale, net of unearned income,
   and other real estate owned                          0.75%     2.26%    1.22%
Total restructured loans                              $5,685   $   698   $   --

     The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

     The Company had loans totaling $11,974,000 and $13,232,000 being specifically identified as impaired and a corresponding allocation reserve of $2,713,000 and $2,459,000 at December 31, 2004 and 2003, respectively. The average outstanding balance for loans being specifically identified as impaired was $11,257,000 for 2004 and $12,532,000 for 2003. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. The interest income recognized on impaired loans during 2004, 2003 and 2002 was $635,000, $408,000 and $435,000, respectively.

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

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          2004    2003   2002
                                                          ----   -----   ----
                                                             (IN THOUSANDS)
Interest income due in accordance with original terms     $469   $ 670   $470
Interest income recorded                                   (19)   (119)   (14)
                                                          ----   -----   ----
Net reduction in interest income                          $450   $ 551   $456
                                                          ====   =====   ====

8.   PREMISES AND EQUIPMENT

     An analysis of premises and equipment follows:

                                                   AT DECEMBER 31,
                                                  -----------------
                                                    2004      2003
                                                  -------   -------
                                                    (IN THOUSANDS)
Land                                              $ 1,714   $ 1,714
Premises                                           19,709    19,478
Furniture and equipment                            17,101    16,502
Leasehold improvements                              1,061     1,277
                                                  -------   -------
Total at cost                                      39,585    38,971
Less: Accumulated depreciation and amortization    29,897    28,030
                                                  -------   -------
Net book value                                    $ 9,688   $10,941
                                                  =======   =======

9. FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, AND OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are summarized as follows:

                                                 AT DECEMBER 31, 2004
                                        --------------------------------------
                                                      SECURITIES
                                         FEDERAL      SOLD UNDER      OTHER
                                          FUNDS       AGREEMENTS    SHORT-TERM
                                        PURCHASED   TO REPURCHASE   BORROWINGS
                                        ---------   -------------   ----------
                                             (IN THOUSANDS, EXCEPT RATES)
Balance                                   $  --          $--         $151,935
Maximum indebtedness at any month end        --           --          170,989
Average balance during year                   7           --          128,010
Average rate paid for the year             2.32%          --%            1.61%
Interest rate on year end balance            --           --             2.25

                                                 AT DECEMBER 31, 2003
                                        --------------------------------------
                                                      SECURITIES
                                         FEDERAL      SOLD UNDER      OTHER
                                          FUNDS       AGREEMENTS    SHORT-TERM
                                        PURCHASED   TO REPURCHASE   BORROWINGS
                                        ---------   -------------   ----------
                                             (IN THOUSANDS, EXCEPT RATES)
Balance                                 $    --          $--         $144,643
Maximum indebtedness at any month end    12,500           --          159,260
Average balance during year               1,732           --          104,048
Average rate paid for the year             1.41%          --%            1.38%
Interest rate on year end balance            --           --             1.06

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances. Collateral related to securities sold under agreements to repurchase are maintained within the Company's investment portfolio.

     These borrowing transactions can range from overnight to one year in maturity. The average maturity was three days at the end of 2004 and two days at the end of 2003.

     The Company's subsidiary bank is a member of the Federal Home Loan Bank which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the bank's investment in assets secured by one- to four-family residential real estate.

10.  DEPOSITS

     The following table sets forth the balance of the Company's deposits:

                                         AT DECEMBER 31,
                                       -------------------
                                         2004       2003
                                       --------   --------
                                          (IN THOUSANDS)
Demand:
   Non-interest bearing                $100,702   $103,982
   Interest bearing                      53,909     51,658
Savings                                  98,998    104,351
Money market                            121,179    117,529
Certificates of deposit in
   denominations of $100,000 or more     35,094     39,949
Other time                              234,509    237,128
                                       --------   --------
Total deposits                         $644,391   $654,597
                                       ========   ========

     Interest expense on deposits consisted of the following:

                                         YEAR ENDED DECEMBER 31,
                                       ---------------------------
                                         2004      2003      2002
                                       -------   -------   -------
                                              (IN THOUSANDS)
Interest bearing demand                $   154   $   201   $   249
Savings                                    928       948     1,329
Money market                             1,340     1,309     1,423
Certificates of deposit in
   denominations of $100,000 or more     1,167       998     1,127
Other time                               6,747     8,047    11,926
                                       -------   -------   -------
Total interest expense                 $10,336   $11,503   $16,054
                                       =======   =======   =======

     The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2004 maturing in the periods presented:

                                         CERTIFICATES OF
                                             DEPOSIT
YEAR             OTHER TIME DEPOSITS   OF $100,000 OR MORE
----             -------------------   -------------------
                               (IN THOUSANDS)
2005                   $95,886               $28,341
2006                    57,889                 1,855
2007                    39,343                 1,929
2008                     9,667                 2,434
2009                     6,598                   200
2010 and after          25,126                   335

     Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2004.

     MATURING IN:

                                 (IN THOUSANDS)
                                 --------------
Three months or less                 $ 8,445
Over three through six months         13,819
Over six through twelve months         6,077
Over twelve months                     6,753
                                     -------
Total                                $35,094
                                     =======

11. ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     Advances from the Federal Home Loan Bank (FHLB) consist of the following:

                          AT DECEMBER 31, 2004
                        ------------------------
                           WEIGHTED
MATURING                AVERAGE YIELD   BALANCE
--------                -------------   --------
                             (IN THOUSANDS)
Overnight                    2.25%      $151,935
2010                         6.00        100,000
2011 and after               6.45          1,026
                                        --------
Total advances               6.00        101,026
                                        --------
Total FHLB borrowings        3.75%      $252,961
                                        ========

                          AT DECEMBER 31, 2003
                        ------------------------
                          WEIGHTED
MATURING                AVERAGE YIELD    BALANCE
--------                ------------------------
                             (IN THOUSANDS)
Overnight                    1.06%      $144,643
2004                         1.21          5,000
2005                         6.74         15,000
2010                         5.98        210,000
2011 and after               6.45          1,063
                                        --------
Total advances               5.93        231,063
                                        --------
Total FHLB borrowings        4.05%      $375,706
                                        ========

     All FHLB stock, along with an interest in certain mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been delivered as collateral to the FHLB of Pittsburgh to support these borrowings. The $100 million of advances mature in 2010 and are callable quarterly at the discretion of the FHLB. If any FHLB advances are called, the Company would have to replace these funds with debt that would most likely have a higher cost than the called instrument.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. These lines of credit enable the Company's banking subsidiary to purchase funds for short-term needs at current market rates. Additionally, the Company's subsidiary bank is a member of the Federal Home Loan Bank which provides the opportunity to obtain short- to longer-term advances based upon the Bank's investment in assets secured by one- to four-family residential real estate. At December 31, 2004, the bank had immediately available $54 million of overnight borrowing capability at the FHLB.

GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES:

     On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Net proceeds from the $34.5 million offering were used for general corporate purposes, including the repayment of debt, the repurchase of AmeriServ Financial common stock, and investments in and advances to the Company's subsidiaries. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $582,000 as of December 31, 2004 and are included in other assets on the consolidated balance sheet, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. Under FIN 46-R, AmeriServ Financial Capital Trust I was deconsolidated in the first quarter of 2004. The Company used $15.3 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in the fourth quarter of 2004.

     Upon the occurrence of certain events, specifically a tax event or a capital treatment event, the Company may redeem in whole, or in part, the Guaranteed Junior Subordinated Deferrable Interest Debentures prior to June 30, 2028. A tax event means that the interest paid by the Company on the subordinated debentures will no longer be deductible for federal income tax purposes. A capital treatment event means that the Trust Preferred Securities no longer qualify as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve. Proceeds from any redemption of the subordinated debentures would cause mandatory redemption of the Trust Preferred Securities.

     As a result of dividend payments from non-bank subsidiaries, the settlement of the inter-company tax position and the retention of some proceeds from the private placement sale of the Company's common stock management believes that the parent company will have adequate cash to continue to make the reduced dividend payments on the trust preferred securities. Longer term, however, the payment of the trust preferred dividend is dependent upon the subsidiary bank maintaining profitability so that it can resume upstreaming dividends to the parent company. The subsidiary bank must first recoup the $8.0 million net loss that it incurred for the year ended December 31, 2004 before it can consider resuming dividend upstreams. The Company views the deferral of interest payments on the trust preferred securities, which is permitted under the indenture, as the least favorable alternative to maintaining parent company liquidity because the payments are cumulative and interest immediately begins to accrue on the unpaid amount at a rate of 8.45% along with the reputational risk associated with the deferral.

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2004 and 2003, were as follows:

                                                       2004                        2003
                                            -------------------------   -------------------------
                                             ESTIMATED     RECORDED      ESTIMATED     RECORDED
                                            FAIR VALUE   BOOK BALANCE   FAIR VALUE   BOOK BALANCE
                                            ----------   ------------   ----------   ------------
                                                                (IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities                        $401,134      $406,151      $552,668      $552,662
Net loans (including loans held for sale)     520,724       521,416       507,261       503,387
Mortgage servicing rights                          --            --         1,718         1,718
FINANCIAL LIABILITIES:
Deposits with no stated maturities           $374,787      $374,787      $377,520      $377,520
Deposits with stated maturities               268,543       269,604       282,843       277,077
Short-term borrowings                         151,935       151,935       144,643       144,643
All other borrowings                          132,426       121,311       297,076       265,563
DERIVATIVE FINANCIAL INSTRUMENTS:
Interest rate swaps                          $ (4,077)     $     --      $ (1,142)     $     --

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

     There is not a material difference between the notional amount and the estimated fair value of the off-balance sheet items which total $74.2 million at December 31, 2004, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

     Management believes that reported fair values by different financial institutions may not be comparable due to the wide range of assumptions, methodologies and other uncertainties used in estimating fair values, and the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

13.  INCOME TAXES

     The benefit for income taxes is summarized below:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                            2004      2003      2002
                                                          -------   -------   -------
                                                                 (IN THOUSANDS)
Current                                                   $   (87)  $ 5,504   $  (541)
Deferred                                                   (5,758)   (4,917)   (1,151)
                                                          -------   -------   -------
Income tax expense (benefit) from continuing operations    (5,845)      587    (1,692)
Income tax benefit from discontinued operations              (648)     (800)   (1,733)
                                                          -------   -------   -------
Income tax benefit                                        $(6,493)  $  (213)  $(3,425)
                                                          =======   =======   =======

     The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------
                                          2004              2003               2002
                                    ---------------    --------------    ---------------
                                     AMOUNT    RATE    AMOUNT    RATE     AMOUNT    RATE
                                    -------   -----    ------   -----    -------   -----
                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Tax expense (benefit) based on
   federal statutory rate           $(4,864)  (34.0)%   $ 918    35.0%   $(1,269)  (35.0)%
Tax exempt income                      (461)   (3.2)     (449)  (16.2)      (570)  (15.3)
Goodwill and acquisition related
   costs                                 --      --        70     2.5         --      --
Reversal of contingency reserves       (680)   (4.7)       --      --         --      --
Other                                   160     1.1        48     1.7        147     3.9
                                    -------   -----     -----   -----    -------   -----
Income tax expense (benefit) from
   continuing operations             (5,845)  (40.8)      587    21.1     (1,692)  (45.4)
Income tax benefit from
   discontinued operations             (648)  (35.2)     (800)  (32.8)    (1,733)  (35.4)
                                    -------   -----     -----   -----    -------   -----
Total benefit for income taxes      $(6,493)  (40.1)%   $(213)  (63.4)%  $(3,425)  (39.9)%
                                    -------   -----     -----   -----    -------   -----

     At December 31, 2004 and 2003, deferred taxes are included in the accompanying Consolidated Balance Sheets. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

                                                      AT DECEMBER 31,
                                                     -----------------
                                                       2004      2003
                                                     -------   -------
                                                       (IN THOUSANDS)
DEFERRED TAX ASSETS:
   Provision for loan losses                         $ 3,452   $ 4,137
   Mortgage servicing rights                           1,129     1,706
   Unrealized investment security losses               1,745       502
   Net operating loss carryforwards                    6,720       296
   Alternative minimum tax credits                       872     1,027
   Other                                                 254       221
                                                     -------   -------
      Total tax assets                                14,172     7,889
                                                     -------   -------
DEFERRED TAX LIABILITIES:
   Accumulated depreciation                             (646)     (428)
   Accretion of discount                                  (8)      (13)
   Lease accounting                                   (3,064)   (3,902)
   Core deposit and mortgage servicing intangibles        --      (172)
   Pension                                            (1,122)   (1,164)
   Other                                                (150)     (123)
                                                     -------   -------
      Total tax liabilities                           (4,990)   (5,802)
      Valuation allowance                                (80)       --
                                                     -------   -------
Net deferred tax asset                               $ 9,102   $ 2,087
                                                     =======   =======

     The change in net deferred tax assets and liabilities consist of the following:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ---------------
                                                              2004     2003
                                                             ------   ------
                                                              (IN THOUSANDS)
Investment write-downs due to SFAS #115, charged to equity   $1,257   $3,627
Deferred benefit for income taxes                             5,758    4,917
                                                             ------   ------
Net increase                                                 $7,015   $8,544
                                                             ======   ======

     The Company has alternative minimum tax credit carryforwards of approximately $872,000 at December 31, 2004. These credits have an indefinite carryforward period. The Company also has a $19.8 million net operating loss carryforward that will begin to expire in the year 2023.

14.  PENSION PLAN

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

PENSION BENEFITS:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                             2004      2003
                                                           -------   --------
                                                             (IN THOUSANDS,
                                                           EXCEPT PERCENTAGES)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                    $13,119    $10,900
Service cost                                                   840        730
Interest cost                                                  734        738
Deferred asset gain (loss)                                    (595)     2,016
Benefits paid                                                 (842)    (1,265)
                                                           -------    -------
Benefit obligation at end of year                          $13,256    $13,119
                                                           =======    =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year             $10,949    $ 8,993
Actual return on plan assets                                   938      1,674
Employer contributions                                       1,000      1,600
Benefits paid                                                 (842)    (1,265)
Expenses paid                                                  (61)       (53)
                                                           -------    -------
Fair value of plan assets at end of year                   $11,984    $10,949
                                                           =======    =======
Funded status of the plan--under funded                    $(1,272)   $(2,170)
Unrecognized transition asset                                 (143)      (160)
Unrecognized prior service cost                                 (8)        (3)
Unrecognized actuarial loss                                  4,658      5,594
                                                           -------    -------
Net prepaid benefit cost as recognized in other
   assets on the consolidated balance sheet                $ 3,235    $ 3,261
                                                           =======    =======

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         2004     2003    2002
                                                        ------   -----   ------
                                                         (IN THOUSANDS, EXCEPT
                                                              PERCENTAGES)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                            $  840   $ 730   $ 672
Interest cost                                              734     738     684
Expected return on plan assets                            (875)   (827)   (678)
Amortization of prior year service cost                      4       4       4
Amortization of transition asset                           (17)    (17)    (17)
Recognized net actuarial loss                              339     203      32
                                                        ------   -----   -----
Net periodic pension cost                               $1,025   $ 831   $ 697
                                                        ======   =====   =====
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate                                             6.00%   6.75%   7.00%
Expected return on plan assets                            8.00    8.00    8.00
Rate of compensation increase                             3.00    3.00    3.00

     To determine the benefit obligation as of the date of each balance sheet, the Company used the same rates disclosed in the above table with the following exceptions: a discount rate of 6.00% was used as of December 31, 2003 and a 2.5% rate of compensation increase was used as of December 31, 2004. The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan's historical investment performance over a longer-term period of 14 years combined with the plan's investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of 50% to 60% of plan assets.

PLAN ASSETS:

     The plan's measurement date is December 31, 2004. This plan's asset allocations at December 31, 2004 and 2003, by asset category are as follows:

ASSET CATEGORY:        2004   2003
---------------        ----   ----
Equity securities       63%    37%
Debt securities         37     47
Cash and equivalents    --     16
                       ---    ---
   Total               100%   100%
                       ===    ===

     The investment strategy objective for the pension plan is balanced growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2004, 5.7% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

     The Bank presently expects no contribution to be made to the AmeriServ Financial Bank Pension Plan in 2005 based on its prepaid status.

ESTIMATED FUTURE BENEFIT PAYMENTS:

     The following benefit payments, which reflect future service, as appropriate, are expected to be paid (in thousands).

2005               $1,066
2006                1,211
2007                1,337
2008                1,346
2009                1,390
Years 2010--2014    9,203

     Except for the above pension benefits, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

15.  LEASE COMMITMENTS

     The Company's obligation for future minimum lease payments on operating leases at December 31, 2004, is as follows:

                      FUTURE MINIMUM
YEAR                  LEASE PAYMENTS
----                  --------------
                      (IN THOUSANDS)
2005                      $1,195
2006                         965
2007                         741
2008                         323
2009                         331
2010 and thereafter          837

     In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.

     Rent expense included in total non-interest expense amounted to $366,000, $368,000 and $401,000, in 2004, 2003, and 2002, respectively.

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $74,165,000 and standby letters of credit of $3,310,000 as of December 31, 2004. Standby letters of credit had terms ranging from 1 to 4 years. The aggregate maximum amount of future payments AmeriServ could be required to make under outstanding standby letters of credit was $3,310,000 at December 31, 2004. Assets valued, as of December 31, 2004 at approximately $3.0 million secured certain specifically identified standby letters of credit. The carrying amount of the liability for AmeriServ obligations related to standby letters of credit was $261,000 at December 31, 2004.

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

17.  PRIVATE PLACEMENT OFFERING

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

     The Company received net proceeds of $23.1 million after payment of offering expenses of $2.8 million and used the net proceeds to strengthen its balance sheet. The specific actions included a $125 million reduction in high-cost long-term borrowings from the FHLB, the repurchase or redemption of $15.3 million of outstanding AmeriServ Trust Preferred Stock, and the closure of Standard Mortgage Corporation of Georgia. The Company incurred penalties in connection with the prepayment of the advances, and expenses associated with reducing the amount of Trust Preferred Stock, and the closure of Standard Mortgage Corporation of Georgia totaling approximately $10.0 million, after-tax.

18.  STOCK COMPENSATION PLANS

     In 2001, the Company's Board of Directors adopted a shareholder approved Stock Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 800,000 shares of common stock. This Plan replaced the expired 1991 Stock Option Plan. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company and its affiliates, as selected by the compensation committee of the Board of Directors. The Company accounts for this Plan under Accounting Principles Board Opinion #25, "Accounting for Stock Issued to Employees". The option price at which a stock option may be exercised shall not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years. Generally, under the Plan on or after the first anniversary of the Grant Date, one-third of such options may be exercised. On or after the second anniversary of the Grant Date, two-thirds of such options may be exercised minus the aggregate number of such options previously exercised. On or after the third anniversary of the Grant Date, the remainder of the options may be exercised.

     A summary of the status of the Company's Stock Incentive Plan at December 31, 2004, 2003, and 2002, and changes during the years then ended is presented in the table and narrative following:

                                                            YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------
                                                 2004                 2003                  2002
                                         ------------------   -------------------   ------------------
                                                   WEIGHTED              WEIGHTED             WEIGHTED
                                                    AVERAGE               AVERAGE              AVERAGE
                                                   EXERCISE              EXERCISE             EXERCISE
                                          SHARES     PRICE      SHARES     PRICE     SHARES     PRICE
                                         -------   --------   --------   --------   -------   --------
Outstanding at beginning of year         337,136     $5.13     499,534     $5.43    527,181     $5.51
Granted                                   75,000      6.00      32,557      4.07     43,000      3.64
Exercised                                 (2,386)     3.07          --        --    (21,401)     4.63
Forfeited                                (15,902)     4.97    (194,955)     5.71    (49,246)     5.16
                                         -------              --------              -------     -----
Outstanding at end of year               393,848      5.31     337,136      5.13    499,534      5.43
                                         =======              ========              =======     =====
Exercisable at end of year               285,195      5.30     279,454      5.40    344,180      5.84
Weighted average fair value of options
   granted in current year                           $3.38                 $2.15                $0.76

     A total of 285,195 of the 393,848 options outstanding at December 31, 2004, have exercise prices between $2.31 and $15.69, with a weighted average exercise price of $5.30 and a weighted average remaining contractual life of 5.0 years. Options outstanding at December 31, 2004 reflect option ranges of: $2.31 to $2.90 totaling 15,554 options which have a weighted average exercise price of $2.70 and a weighted average remaining contractual life of 7.7 years; $3.20 to $6.39 totaling 256,441 options which have a weighted average exercise price of $5.06 and a weighted average remaining contractual life of 4.9 years; and $10.42 to $15.69 totaling 13,200 options which have a weighted average exercise price of $13.06 and a weighted average remaining contractual life of 3.8 years. All of these options are exercisable. The remaining 108,653 options have exercise prices between $2.31 and $6.10, with a weighted average exercise price of $5.34 and a weighted average remaining contractual life of 9.0 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004, 2003, and 2002, respectively: risk-free interest rates ranging from 3.50% to 4.20% for 2004 options, 3.40% to 4.40% for 2003 options, and 3.04% to 5.07% for
2002 options; expected lives of 10.0 years for 2004, 2003 and 2002 options; expected volatility ranging from 39.24% to 39.65% for 2004 options, 33.39% to 33.64% for 2003 options, and 30.21% to 34.31% for 2002 options; and expected dividend yields of 0% for 2004 and 2003 options (because the MOU prohibits the payment of dividends), 5.11% to 12.41% for 2002 options.

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

     In the case of purchases from AmeriServ Financial, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At December 31, 2004, the Company had 158,543 unissued reserved shares available under the Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Plan in the market for the relevant investment date.

20.  SHAREHOLDER RIGHTS PLAN

     Each share of the Company's Common Stock has attached to it one right (a "Right") issued pursuant to a Rights Agreement, dated February 24, 1995 (the "Rights Agreement"). Each Right entitles the holder to buy one-hundredth of a share of the Company's Series C Junior Participating Preferred Stock at a price of $21.67, subject to adjustment (the "Exercise Price"). The Rights become exercisable if a person, group, or other entity acquires or announces a tender offer for 19.9% or more of the Company's Common Stock. They are also exercisable if a person or group who becomes a beneficial owner of at least 10% of the Company's Common Stock is declared by the Board of Directors to be an "adverse person" (as defined in the Rights Agreement). Under the Rights Agreement, any person, group, or entity is deemed to be a beneficial owner of the Company's Common Stock when such person or any of such person's affiliates or associates, directly or indirectly, has the right to acquire or to vote the shares of the Company's Common Stock (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement, or understanding (whether or not in writing) or upon the exercise of conversion rights, exchange rights, rights, warrants or options. The Rights Agreement excludes from the definition of "beneficial owner", holders of revocable proxies that (A) arise solely from a revocable proxy given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable provisions of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and (B) is not also then reportable by such person on Schedule 13D under the Exchange Act (or any comparable or successor report). After the Rights become exercisable, the Rights (other than rights held by a 19.9% beneficial owner or an "adverse person") entitle the holders to purchase, under certain circumstances, either the Company's Common Stock or common stock of the potential acquirer having a value equal to twice the Exercise Price. The Company is entitled to redeem the Rights at $0.00033 per Right at any time until the twentieth business day following a public announcement that a 19.9% position has been acquired or the Board of Directors has designated a holder of the Company's Common Stock an "adverse person". The Rights attached to the shares of AmeriServ Common Stock outstanding on March 15, 1995, expired on February 25, 2005. The Company is exploring the renewal of the plan.

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

     As of December 31, 2004, the Company's core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $14.0 million. The weighted average amortization period of the Company's core deposit intangibles at December 31, 2004, is 3.50 years. Estimated amortization expense for the next five years is summarized as follows (in thousands):

YEAR          EXPENSE
----      --------------
          (IN THOUSANDS)
2005           $865
2006            865
2007            865
2008            865
2009            108

     A reconciliation of the Company's intangible asset balances for 2004 and 2003 is as follows (in thousands):

                                     AT DECEMBER 31,
                           -----------------------------------
                             2004      2003     2004     2003
                           -------   -------   ------   ------
                              CORE DEPOSIT
                              INTANGIBLES          GOODWILL
Balance January 1          $ 4,719   $ 6,151   $9,544   $9,743
Goodwill impairment loss        --        --       --     (199)
Amortization expense        (1,151)   (1,432)      --       --
                           -------   -------   ------   ------
Balance December 31        $ 3,568   $ 4,719   $9,544   $9,544
                           =======   =======   ======   ======

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

FAIR VALUE HEDGES:

     In June 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 6.10% that is callable quarterly with a seven-year maturity. The Company receives a fixed rate of 2.58% and makes variable rate payments based on 90-day LIBOR. In December 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 5.89% that is callable quarterly with a six-year maturity. The Company will receive a fixed rate of 5.89% and will make variable rate payments based on 90-day LIBOR plus 246 basis points. The swaps are carried at their fair values and the carrying amount of the FHLB advances includes the change in their fair values since the inception of the hedge. Because the hedges are considered highly effective and qualify for the shortcut method of accounting treatment, changes in the swap's fair value offset the corresponding changes in the fair value of the FHLB advances and as a result, the change in fair value does not have any impact on net income. The Company performed effectiveness testing by isolating the change in value of the interest rate swaps and swaptions and comparing that to the change in value of the FHLB convertible advances that were hedged. The effectiveness test results for 2004 were 97.1% and 86.6% compared to 101.9% and 87.2% for 2003.

     The following table summarizes the interest rate swap transactions that impacted the Company's 2004 and 2003 performance:

                                                               FIXED    FLOATING               DECREASE IN
                      NOTIONAL                 TERMINATION     RATE       RATE     REPRICING     INTEREST
2004   HEDGE TYPE      AMOUNT     START DATE       DATE      RECEIVED     PAID     FREQUENCY     EXPENSE
----   ----------   -----------   ----------   -----------   --------   --------   ---------   -----------
       FAIR VALUE   $50,000,000     6-09-03      9-22-10       2.58%      1.47%    QUARTERLY   $  (564,000)
       FAIR VALUE    50,000,000    12-11-03      1-11-10       5.89       3.91     QUARTERLY    (1,001,000)
                                                                                               -----------
                                                                                               $(1,565,000)
                                                                                               ===========

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
                                                                                                ---------
                                                                                                $(491,000)
                                                                                                =========

     The Company believes that its exposure to credit loss in the event of nonperformance by its counterparties (which are Regions Bank and Citigroup, Inc.) is remote. The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors. The Company had no interest rate caps or floors outstanding at December 31, 2004 and 2003.

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

     Retail banking includes the deposit-gathering branch franchise, lending to both individuals and small businesses, and financial services. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Financial services include the sale of mutual funds, annuities, and insurance products. Commercial lending to businesses includes commercial loans, commercial real-estate loans, and commercial leasing (excluding certain small business lending through the branch network). Mortgage banking includes the servicing of mortgage loans (the Company completed its exit from the wholesale mortgage production business in 2001). On December 28, 2004, the Company entered into an agreement to sell its mortgage servicing rights and discontinue operations of this non-core business. The trust segment has two primary business divisions, institutional trust and personal trust. Institutional trust products and services include 401(k) plans, defined benefit and defined contribution employee benefit plans, individual retirement accounts, and collective investment funds for trade union pension funds. Personal trust products and services include personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Other fee based businesses include AmeriServ Associates and AmeriServ Life. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results of operations were as follows:

                                                                 YEAR ENDED DECEMBER 31, 2004
                                    --------------------------------------------------------------------------------------
                                                     COMMERCIAL   MORTGAGE            INVESTMENT/   OTHER FEE
                                    RETAIL BANKING     LENDING     BANKING    TRUST      PARENT       BASED        TOTAL
                                    --------------   ----------   --------   ------   -----------   ---------   ----------
                                                                 (IN THOUSANDS, EXCEPT RATIOS)
Net interest income                    $ 20,065       $  4,548    $    --    $   93    $ (1,272)      $   32    $   23,466
Provision for loan loss                     473          1,285         --        --          --           --         1,758
Non-interest income                       6,586            640         --     5,364         561          861        14,012
Non-interest expense                     25,008          4,155         --     4,151      16,065          712        50,091
                                       --------       --------    -------    ------    --------       ------    ----------
Income (loss) before income taxes         1,170           (252)        --     1,306     (16,776)         181       (14,371)
Income taxes (benefit)                     (160)          (159)        --       446      (6,033)          61        (5,845)
                                       --------       --------    -------    ------    --------       ------    ----------
Income (loss) from continuing
   operations                             1,330            (93)        --       860     (10,743)         120        (8,526)
Loss from discontinued operations            --             --     (1,193)       --          --           --        (1,193)
                                       --------       --------    -------    ------    --------       ------    ----------
Net income (loss)                      $  1,330       $    (93)   $(1,193)   $  860    $(10,743)      $  120    $   (9,719)
                                       ========       ========    =======    ======    ========       ======    ==========
Total assets                           $349,999       $253,406    $ 1,197    $1,691    $401,019       $1,920    $1,009,232

                                                                 YEAR ENDED DECEMBER 31, 2003
                                    --------------------------------------------------------------------------------------
                                                     COMMERCIAL   MORTGAGE            INVESTMENT/   OTHER FEE
                                    RETAIL BANKING     LENDING     BANKING    TRUST      PARENT       BASED        TOTAL
                                    --------------   ----------   --------   ------   -----------   ---------   ----------
                                                                 (IN THOUSANDS, EXCEPT RATIOS)
Net interest income                    $ 23,756       $  3,925    $    --    $   83    $ (3,167)      $   48    $   24,645
Provision for loan loss                     965          1,996         --        --          --           --         2,961
Non-interest income                       7,399            292         --     4,993       3,456          855        16,995
Non-interest expense                     25,333          3,037         --     3,899       2,943          690        35,902
                                       --------       --------    -------    ------    --------       ------    ----------
Income (loss) before income taxes         4,857           (816)        --     1,177      (2,654)         213         2,777
Income taxes (benefit)                    1,353           (222)        --       388      (1,004)          72           587
                                       --------       --------    -------    ------    --------       ------    ----------
Income (loss) from continuing
   operations                             3,504           (594)        --       789      (1,650)         141         2,190
Loss from discontinued operations            --             --     (1,641)       --          --           --        (1,641)
                                       --------       --------    -------    ------    --------       ------    ----------
Net income (loss)                      $  3,504       $   (594)   $(1,641)   $  789    $ (1,650)      $  141    $      549
                                       ========       ========    =======    ======    ========       ======    ==========
Total assets                           $363,982       $224,714    $ 3,588    $1,605    $552,662       $2,221    $1,148,782

                                                                 YEAR ENDED DECEMBER 31, 2002
                                    --------------------------------------------------------------------------------------
                                                     COMMERCIAL   MORTGAGE            INVESTMENT/   OTHER FEE
                                    RETAIL BANKING     LENDING     BANKING    TRUST      PARENT       BASED        TOTAL
                                    --------------   ----------   --------   ------   -----------   ---------   ----------
                                                                 (IN THOUSANDS, EXCEPT RATIOS)
Net interest income                    $ 25,237       $  5,408    $    --    $  122    $ (3,536)      $  100    $   27,331
Provision for loan loss                   1,239          8,026         --        --          --           --         9,265
Non-interest income                       8,211            472         --     4,750       4,485          735        18,653
Non-interest expense                     26,505          3,973         --     4,157       5,082          689        40,406
                                       --------       --------    -------    ------    --------       ------    ----------
Income (loss) before income taxes         5,704         (6,119)        --       715      (4,133)         146        (3,687)
Income taxes (benefit)                    1,677         (2,301)        --       229      (1,347)          50        (1,692)
                                       --------       --------    -------    ------    --------       ------    ----------
Income (loss) from continuing
   operations                             4,027         (3,818)        --       486      (2,786)          96        (1,995)
Loss from discontinued operations            --             --     (3,157)       --          --           --        (3,157)
                                       --------       --------    -------    ------    --------       ------    ----------
Net income (loss)                      $  4,027       $ (3,818)   $(3,157)   $  486    $ (2,786)      $   96    $   (5,152)
                                       ========       ========    =======    ======    ========       ======    ==========
Total assets                           $397,884       $258,870    $ 8,493    $1,829    $505,778       $2,971    $1,175,825

24.  REGULATORY MATTERS

     On February 28, 2003, the Company and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (Federal Reserve) and the Pennsylvania Department of Banking (Department). Under the terms of the MOU, the Company and the Bank cannot declare dividends, the Company may not redeem any of its own stock, and the Company cannot incur any additional debt other than in the ordinary course of business, in each case, without the prior written approval of the Federal Reserve and the Department. Accordingly, the Board of Directors of the Company cannot reinstate the previously suspended common stock dividend, or reinstitute its stock repurchase program without the concurrence of the Federal Reserve and the Department. Other provisions of the MOU require the Company and the Bank to: (i) improve credit quality and credit administration practices, (ii) improve data security and disaster recovery procedures, (iii) make periodic reports to the Federal Reserve and the Department regarding compliance with the MOU, and (iv) appoint a committee of independent directors to monitor compliance with the MOU. In addition to those specific actions required by the MOU, changes made by the Board of Directors in response to the MOU included: (i) accepting the resignation of the previous chairman, president, chief executive officer, chief operating officer, chief lending officer and chief operating officer of the Trust company, (ii) enhanced board oversight, including separation of the chairman's function from the duties of the president and chief executive officer, (iii) retention of a new management team, including a new president and chief executive officer and a new chief lending officer, (iv) a comprehensive review of the loan portfolio, and
(v) a restructuring of the loan department, both with respect to personnel and operations. The MOU will remain in effect until modified or terminated by the Federal Reserve and the Department. The Company believes that it is in material compliance with the MOU.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2004 and 2003, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. As of March 10, 2005, the Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

                                                           AS OF DECEMBER 31, 2004
                                           ------------------------------------------------------
                                                                                    TO BE WELL
                                                                FOR CAPITAL     CAPITALIZED UNDER
                                                                  ADEQUACY      PROMPT CORRECTIVE
                                                ACTUAL            PURPOSES      ACTION PROVISIONS
                                           ----------------   ---------------   -----------------
                                            AMOUNT    RATIO    AMOUNT   RATIO     AMOUNT   RATIO
                                           --------   -----   -------   -----    -------   -----
                                                        (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
   Consolidated                            $103,286   17.08%  $48,369   8.00%    $60,461   10.00%
   AmeriServ Financial Bank                  94,804   15.88    47,774   8.00      59,718   10.00
Tier 1 Capital (To Risk Weighted Assets)
   Consolidated                              95,728   15.83    24,185   4.00      36,277    6.00
   AmeriServ Financial Bank                  87,339   14.63    23,887   4.00      35,831    6.00
Tier 1 Capital (To Average Assets)
   Consolidated                              95,728    9.20    41,637   4.00      52,047    5.00
   AmeriServ Financial Bank                  87,339    8.51    41,069   4.00      51,336    5.00

                                                           AS OF DECEMBER 31, 2003
                                           ------------------------------------------------------
                                                                                    TO BE WELL
                                                                FOR CAPITAL     CAPITALIZED UNDER
                                                                  ADEQUACY      PROMPT CORRECTIVE
                                                ACTUAL            PURPOSES      ACTION PROVISIONS
                                           ----------------   ---------------   -----------------
                                            AMOUNT    RATIO    AMOUNT   RATIO     AMOUNT    RATIO
                                           --------   -----   -------   -----    -------   ------
                                                      (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
   Consolidated                            $103,286   16.45%  $50,218   8.00%    $62,773   10.00%
   AmeriServ Financial Bank                  98,021   15.68    50,005   8.00      62,507   10.00
Tier 1 Capital (To Risk Weighted Assets)
   Consolidated                              86,004   13.70    25,109   4.00      37,664    6.00
   AmeriServ Financial Bank                  90,208   14.43    25,003   4.00      37,504    6.00
Tier 1 Capital (To Average Assets)
   Consolidated                              86,004    7.55    45,536   4.00      56,920    5.00
   AmeriServ Financial Bank                  90,208    7.97    45,293   4.00      56,616    5.00

25.  DISCONTINUED OPERATIONS

     As of December 28, 2004, SMC entered into an agreement to sell its remaining mortgage servicing rights. This action will result in the closing of this non-core business which exposed the Company to greater balance sheet market risk and earnings volatility. As a result of this transaction all assets and all liabilities of SMC are reported as discontinued operations as of December 31, 2004. Thus these assets and liabilities are not included in the December 31, 2004 and 2003 Consolidated Balance Sheets. SMC expects to complete the transfer of all files related to the servicing rights in the first quarter of 2005. The major asset and liability categories of net discontinued operations as of December 31, 2004 and 2003 are as follows (in thousands):

                                        AT DECEMBER 31, 2004   AT DECEMBER 31, 2003
                                        --------------------   --------------------
Cash and due from banks                        $  757                 $  384
Premises and equipment                             --                    200
Mortgage servicing rights                          --                  1,718
Other assets                                    1,184                  1,539
Other liabilities                                (744)                  (253)
                                               ------                 ------
Net assets of discontinued operations          $1,197                 $3,588
                                               ======                 ======

     SMC's operations had previously been reported as the Company's mortgage banking segment. All results have been removed from the Company's continuing operations for all periods presented. The results of SMC presented as discontinued operations in the Consolidated Statement of Operations are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                             2004      2003      2002
                                                           -------   -------   -------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
INTEREST INCOME
Investment securities available for sale                   $    --   $    --   $   100
Total Interest Income                                           --        --       100
INTEREST EXPENSE
Other short-term borrowings                                     --        --        63
Total Interest Expense                                          --        --        63
Net Interest Income                                             --        --        37
   Provision for loan losses                                    --        --        --
                                                           -------   -------   -------
Net Interest Income after Provision for Loan Losses             --        --        37
NON-INTEREST INCOME
Net mortgage servicing fees                                    179       250       413
Loss on sale of mortgage servicing rights                     (376)     (758)       --
Other income                                                   300       442       621
                                                           -------   -------   -------
Total Non-Interest Income                                      103       (66)    1,034
                                                           -------   -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits                                 786       926     1,195
Net occupancy expense                                          179       181       183
Equipment expense                                              237       257       283
Professional fees                                               30        38        51
Supplies, postage, and freight                                 109       128       139
Miscellaneous taxes and insurance                                4        28        10
Impairment charge (credit) for mortgage servicing rights       (26)      390     3,698
Other expense                                                  625       427       402
                                                           -------   -------   -------
Total Non-Interest Expense                                   1,944     2,375     5,961
                                                           -------   -------   -------
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES       (1,841)   (2,441)   (4,890)
   Benefit for income taxes                                   (648)     (800)   (1,733)
                                                           -------   -------   -------
LOSS FROM DISCONTINUED OPERATIONS                          $(1,193)  $(1,641)  $(3,157)
                                                           =======   =======   =======
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
   Basic:
      Net loss                                             $ (0.08)  $ (0.12)  $ (0.23)
   Diluted:
      Net loss                                             $ (0.08)  $ (0.12)  $ (0.23)

26.  MORTGAGE SERVICING RIGHTS PORTFOLIO

     On December 28, 2004, SMC entered into an agreement to sell its remaining mortgage servicing rights. A rollforward of the mortgage servicing rights is as follows:

                                        2004      2003
                                      -------   -------
                                        (IN THOUSANDS)
January 1 balance .................   $ 1,718   $ 6,917
Acquisition of servicing rights....        --       675
Impairment charge..................       (26)     (390)
Net sale of servicing rights.......    (1,239)   (4,710)
Amortization of servicing rights...      (453)     (774)
December 31 balance ...............   $    --   $ 1,718

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

BALANCE SHEETS

                                                                                AT DECEMBER 31,
                                                                              -------------------
                                                                                2004       2003
                                                                              --------   --------
                                                                                 (IN THOUSANDS)
ASSETS
Cash and cash equivalents                                                     $  3,362   $    126
Equity investment in banking subsidiaries                                       97,091    103,561
Equity investment in non-banking subsidiaries                                    3,936      2,707
Guaranteed junior subordinated deferrable interest debenture issuance costs        582      1,102
Other assets                                                                     1,255      1,657
                                                                              --------   --------
TOTAL ASSETS                                                                  $106,226   $109,153
                                                                              ========   ========
LIABILITIES
Guaranteed junior subordinated deferrable interest debentures                 $ 20,285   $ 34,500
Other liabilities                                                                  722        383
                                                                              --------   --------
TOTAL LIABILITIES                                                               21,007     34,883
                                                                              --------   --------
STOCKHOLDERS' EQUITY
Total stockholders' equity                                                      85,219     74,270
                                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $106,226   $109,153
                                                                              ========   ========

STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                           2004      2003      2002
                                                         -------   -------   -------
                                                                (IN THOUSANDS)
INCOME
Inter-entity management and other fees                   $ 2,351   $ 2,277   $ 2,418
Dividends from non-banking subsidiaries                    1,017     1,589       386
Interest and dividend income                                  29         6        62
                                                         -------   -------   -------
TOTAL INCOME                                               3,397     3,872     2,866
                                                         -------   -------   -------
EXPENSE
Interest expense                                           2,985     2,960     2,960
Salaries and employee benefits                             1,899     1,739     2,017
Dividends downstreamed to banking subsidiary               4,000        --        --
Dividends downstreamed to non-banking subsidiaries           250        --        --
Other expense                                              1,815     1,412     1,940
                                                         -------   -------   -------
TOTAL EXPENSE                                             10,949     6,111     6,917
                                                         -------   -------   -------
LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
   LOSS OF SUBSIDIARIES                                   (7,552)   (2,239)   (4,051)
Benefit for income taxes                                   1,693     1,301     1,497
Equity in undistributed gains (losses) of subsidiaries    (3,860)    1,487    (2,598)
                                                         -------   -------   -------
NET INCOME (LOSS)                                        $(9,719)  $   549   $(5,152)
                                                         =======   =======   =======

STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                               ----------------------------
                                                                                 2004       2003      2002
                                                                               --------   -------   -------
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                                              $ (9,719)  $   549   $(5,152)
Adjustment to reconcile net income (loss) to net cash (used) provided by operating activities:
Equity in undistributed losses (gains) of subsidiaries                            3,860    (1,487)    2,598
Other -- net                                                                      2,916     3,084     2,913
                                                                               --------   -------   -------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                 (2,943)    2,146       359
                                                                               --------   -------   -------
INVESTING ACTIVITIES
NET CASH PROVIDED BY INVESTING ACTIVITIES                                            --        --        --
FINANCING ACTIVITIES
Common stock cash dividends paid                                                     --        --    (4,130)
Proceeds from issuance of common stock                                              149       202       849
Proceeds from private offering, net of issuance costs                            23,105        --        --
Guaranteed junior subordinated deferrable interest debentures dividends paid     (2,860)   (2,916)   (2,916)
Retirement of Trust  Preferred Securities                                       (14,215)       --        --
                                                                               --------   -------   -------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                  6,179    (2,714)   (6,197)
                                                                               --------   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              3,236      (568)   (5,838)
CASH AND CASH EQUIVALENTS AT JANUARY 1                                              126       694     6,532
                                                                               --------   -------   -------
CASH AND CASH EQUIVALENTS AT DECEMBER 31                                       $  3,362   $   126   $   694
                                                                               ========   =======   =======

     The ability of the subsidiary bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary bank's capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. At December 31, 2004, the subsidiary bank was not permitted to upstream any cash dividends to the parent company. The subsidiary bank had a combined $89,341,000 of restricted surplus and retained earnings at December 31, 2004.

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

March 10, 2005

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


/s/ ALLAN R. DENNISON                   /s/ JEFFREY A. STOPKO
-------------------------------------   ----------------------------------------
Allan R. Dennison                       Jeffrey A. Stopko
President &                             Senior Vice President &
Chief Executive Officer                 Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors of AmeriServ Financial, Inc.
Johnstown, Pennsylvania

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 8, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2004, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. In the fourth quarter no changes in the Company's internal control over financial reporting have come to management's attention that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                     PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:

     The consolidated financial statements listed below are from the 2004 Form 10-K and Part II -- Item 8. Page references are to said Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

AmeriServ Financial, Inc. and Subsidiaries
Consolidated Balance Sheets, 31
Consolidated Statements of Operations, 32
Consolidated Statements of Comprehensive Income (Loss), 33
Consolidated Statements of Changes in Stockholders' Equity, 34
Consolidated Statements of Cash Flows, 35-36
Notes to Consolidated Financial Statements, 37
Statement of Management Responsibility, 62
Report of Independent Registered Public Accounting Firm, 63

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

EXHIBITS:

     The exhibits listed below are filed herewith or to other filings.

EXHIBIT                                                                                PRIOR FILING OR EXHIBIT
 NUMBER                                DESCRIPTION                                        PAGE NUMBER HEREIN
-------   --------------------------------------------------------------------   ----------------------------------
   3.1    Amended and Restated Articles of Incorporation as amended through      Exhibit 3.1 to 2004 Form 10-K
          January 5, 2005.                                                       Filed on March 10, 2005

   3.2    Bylaws, as amended and restated on January 26, 2005.                   Exhibit 3.2 to January 26, 2005
                                                                                 Form 8-K Filed on January 26, 2005

   4.1    Rights Agreement, dated as of February 24, 1995, between AmeriServ     Exhibit 4.1 to 2000 Form 10-K
          Financial, Inc. and AmeriServ Trust and Financial Services Company,    Dated March 21, 2001
          as Rights Agent.

  10.3    Agreement, dated May 24, 2002, between AmeriServ Financial, Inc. and   Exhibit 10.1 to Form 10-Q Filed
          Jeffrey A. Stopko.                                                     August 14, 2002

  10.5    2001 Stock Incentive Plan dated February 23, 2001.                     2000 Proxy Statement Filed
                                                                                 March 16, 2001

  10.6    Agreement, dated December 1, 1994, between AmeriServ                   Exhibit 10.6 to 2000 Form 10-K
          Financial, Inc. and Ronald W. Virag.                                   Filed March 21, 2001

  10.7    Agreement, dated February 1, 2004, between AmeriServ Financial, Inc.   Exhibit 10.7 to 2003 Form 10-K
          and Allan R. Dennison                                                  Filed March 23, 2004

  10.8    Agreement, dated May 24, 2002, between AmeriServ Financial, Inc. and   Exhibit 10.8 to 2004 Form 10-K
          Dan L. Hummel                                                          Filed March 10, 2005

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

                                    EXHIBIT A

(21) SUBSIDIARIES OF THE REGISTRANT

                                                 PERCENT OF           JURISDICTION
NAME                                              OWNERSHIP          OF ORGANIZATION
----------------------------------------------   ----------   ----------------------------
AmeriServ Financial Bank                             100%     Commonwealth of Pennsylvania
   216 Franklin Street
   P.O. Box 520
   Johnstown, PA 15907

AmeriServ Life Insurance Company                     100%     State of Arizona
   101 N. First Avenue #2460
   Phoenix, AZ 85003

AmeriServ Trust and Financial Services Company       100%     Commonwealth of Pennsylvania
   216 Franklin Street
   P.O. Box 520
   Johnstown, PA 15907

AmeriServ Associates, Inc                            100%     Commonwealth of Pennsylvania
   734 South Atherton Street
   State College, PA 16801

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AmeriServ Financial, Inc.
                                        (Registrant)


                                        By: /s/ Allan R. Dennison
                                            ------------------------------------
                                            Allan R. Dennison
                                            President & CEO

Date: February 28, 2005

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2005:



          /s/ Craig G. Ford             Chairman
-------------------------------------
              Craig G. Ford             Director


        /s/ Allan R. Dennison           President, CEO & Director         /s/ Jeffrey A. Stopko         SVP & CFO
-------------------------------------                               --------------------------------
            Allan R. Dennison                                                 Jeffrey A. Stopko


      /s/ J. Michael Adams, Jr.         Director                         /s/ Margaret A. O'Malley       Director
-------------------------------------                               --------------------------------
          J. Michael Adams, Jr.                                              Margaret A. O'Malley


      /s/ Edward J. Cernic, Sr.         Director                    /s/ Very Rev. Christian R. Oravec   Director
-------------------------------------                               ---------------------------------
          Edward J. Cernic, Sr.                                         Very Rev. Christian R. Oravec


         /s/ Daniel R. DeVos            Director                         /s/ Mark E. Pasquerilla        Director
-------------------------------------                               ---------------------------------
             Daniel R. DeVos                                                 Mark E. Pasquerilla


          /s/ James C. Dewar            Director                        /s/ Howard M. Picking, III      Director
-------------------------------------                               ---------------------------------
              James C. Dewar                                                Howard M. Picking, III


        /s/ Bruce E. Duke, III          Director                           /s/ Sara A. Sargent          Director
-------------------------------------                               ---------------------------------
            Bruce E. Duke, III, M.D.                                           Sara A. Sargent


      /s/ James M. Edwards, Sr.         Director                           /s/ Thomas C. Slater         Director
-------------------------------------                               ---------------------------------
          James M. Edwards, Sr.                                                Thomas C. Slater


          /s/ Kim W. Kunkle             Director                            /s/ Robert L. Wise          Director
-------------------------------------                               ---------------------------------
             Kim W. Kunkle                                                      Robert L. Wise

                               AMERISERV FINANCIAL
                                      BANK
                                OFFICE LOCATIONS

*     Main Office Downtown
      216 Franklin Street
      P.O. Box 520
      Johnstown, PA 15907-0520
      1-800-837-BANK(2265)

+*    Westmont Office
      110 Plaza Drive
      Johnstown, PA 15905-1211

+*    University Heights Office
      1404 Eisenhower Boulevard
      Johnstown, PA 15904-3218

*     East Hills Teller Express Office
      1213 Scalp Avenue
      Johnstown, PA 15904-3150

*     Eighth Ward Office
      1059 Franklin Street
      Johnstown, PA 15905-4303

*     West End Office
      163 Fairfield Avenue
      Johnstown, PA 15906-2347

*     Carrolltown Office
      101 South Main Street
      Carrolltown, PA 15722-0507

*     Northern Cambria Office
      4206 Crawford Avenue Suite 1
      Northern Cambria, PA
      15714-1342

*     Ebensburg Office
      104 South Center Street
      Ebensburg, PA 15931-0209

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

*     South Atherton Office
      734 South Atherton Street
      State College, PA 16801-4628

*     Harrisburg Office
      231 State Street
      Harrisburg, PA 17101-1110

*     Pittsburgh Office
      60 Boulevard of the Allies
      Suite 100
      Pittsburgh, PA 15222-1232

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

                              AMERISERV RESIDENTIAL
                                LENDING LOCATIONS

      Greensburg Office
      Oakley Park II, 4963 Route 30
      Greensburg, PA 15601-9560

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

Legg Mason Wood Walker, Inc.
969 Eisenhower Boulevard
Oak Ridge East
Johnstown, PA 15904
Telephone: (814) 266-7900

Boenning & Scattergood
4 Tower Bridge, Suite 300
200 Barr Harbor Drive
West Conshohocken, PA
19428-2979
Telephone: (610) 862-5360

UBF Capital Markets
Newport Financial Center
111 Pavonia Avenue East
Jersey City, NJ 07310
Telephone: (212) 804-3663

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

P.O. Box 430
Johnstown, PA 15907-0430
(814) 533-5300

                                     AGENTS

     The transfer agent and registrar for AmeriServ Financial, Inc.'s common stock is:

Equiserve Trust Company, N.A.
P O Box 43010
Providence, RI 02940-3023
Shareholder Inquiries: 1-800-730-4001
Internet Address: http://www.EquiServe.com

                                SHAREHOLDER DATA

     As of January 31, 2005, there were 4,659 shareholders of common stock and 19,717,841 shares outstanding. Of the total shares outstanding, approximately 1,240,167 or 6% are held by insiders (directors and executive officers) while approximately 9,673,125 or 49% are held by institutional investors (mutual funds, employee benefit plans, etc.).

                              DIVIDEND REINVESTMENT

     Shareholders seeking information about AmeriServ Financial, Inc.'s dividend reinvestment plan should contact Sharon M. Callihan, Executive Office, at (814) 533-5158.

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