Form 10-Q
period 2005-03-31
AMERISERV FINANCIAL INC /PA/
filed 2005-05-10
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                   March 31, 2005

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

               Class

        Outstanding at May 2, 2004

Common Stock, par value $2.50

                19,724,960

per share

AmeriServ Financial, Inc.

      AmeriServ Financial, Inc.

                                                        CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$ 18,154	$ 20,374
Interest bearing deposits	198	199
Investment securities:
Available for sale	354,713	373,584
Held to maturity (market value $26,180 on March 31, 2005, and $27,550 on December 31, 2004)	26,411	27,435
Loans held for sale	606	687
Loans	528,178	522,363
Less: Unearned income	1,440	1,634
Allowance for loan losses	9,856	9,893
Net loans	516,882	510,836
Premises and equipment, net	9,523	9,688
Accrued income receivable	4,586	4,288
Goodwill	9,544	9,544
Core deposit intangibles	3,352	3,568
Bank owned life insurance	30,873	30,623
Deferred tax asset	10,533	9,102
Assets related to discontinued operations	1,723	1,941
Other assets	9,352	8,107
TOTAL ASSETS	$ 996,450	$ 1,009,976

LIABILITIES
Non-interest bearing deposits	$ 119,218	$ 100,702
Interest bearing deposits	606,151	543,689
Total deposits	725,369	644,391

Other short-term borrowings	59,371	151,935
Advances from Federal Home Loan Bank	101,017	101,026
Guaranteed junior subordinated deferrable interest debentures	20,285	20,285
Total borrowed funds	180,673	273,246
Liabilities related to discontinued operations	528	744
Other liabilities	6,160	6,376
TOTAL LIABILITIES	912,730	924,757

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 24,000,000 shares authorized; 23,813,803 shares issued and 19,722,884 outstanding on March 31, 2005; 23,808,760 shares issued and 19,717,841 outstanding on December 31, 2004	59,535	59,522
Treasury stock at cost, 4,090,919 shares for all periods presented	(65,824)	(65,824)
Capital surplus	75,493	75,480
Retained earnings	20,210	19,377
Accumulated other comprehensive loss, net	(5,694)	(3,336)
TOTAL STOCKHOLDERS' EQUITY	83,720	85,219
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 996,450	$ 1,009,976

See accompanying notes to condensed consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2005	2004
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 7,954	$ 7,691
Deposits with banks	3	8
Federal funds sold	-	1
Investment securities:
Available for sale	3,469	4,948
Held to maturity	265	271
Total Interest Income	11,691	12,919

INTEREST EXPENSE
Deposits	2,845	2,543
Other short-term borrowings	713	415
Advances from Federal Home Loan Bank	1,403	2,986
Guaranteed junior subordinated deferrable interest debentures	435	763
Total Interest Expense	5,396	6,707

NET INTEREST INCOME	6,295	6,212
Provision for loan losses	-	384

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,295	5,828

NON-INTEREST INCOME
Trust fees	1,472	1,267
Net realized gains on investment securities	78	937
Net realized gains on loans held for sale	72	40
Service charges on deposit accounts	584	730
Bank owned life insurance	250	275
Other income	692	690
Total Non-Interest Income	3,148	3,939

NON-INTEREST EXPENSE
Salaries and employee benefits	4,751	4,710
Net occupancy expense	668	712
Equipment expense	639	648
Professional fees	823	796
Supplies, postage and freight	280	285
Miscellaneous taxes and insurance	469	441
FDIC deposit insurance expense	71	72
Amortization of core deposit intangibles	216	358
Other expense	1,026	1,162
Total Non-Interest Expense	$ 8,943	$ 9,184

CONTINUED ON NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

Unaudited

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2005	2004

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$ 500	$ 583
Provision (benefit) for income taxes	(398)	126
INCOME FROM CONTINUING OPERATIONS	898	457
LOSS FROM DISCONTINUED OPERATIONS NET OF TAX BENEFIT $(34) and $(81), RESPECTIVELY	(65)	(231)

NET INCOME	$ 833	$ 226

PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic net income	$ 0.05	$ 0.03
Diluted net income	$ 0.05	$ 0.03
PER COMMON SHARE DATA FROM DISCONTINED OPERATIONS:
Basic net income	$ 0.00	$ (0.02)
Diluted net income	$ 0.00	$ (0.02)
PER COMMON SHARE DATA:
Basic:
Net income	$ 0.04	$ 0.02
Average shares outstanding	19,721	13,962
Diluted:
Net income	$ 0.04	$ 0.02
Average shares outstanding	19,760	14,026
Cash dividends declared	$ 0.00	$ 0.00

See accompanying notes to condensed consolidated financial statements.

      AmeriServ Financial, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Three months ended	Three months ended
	March 31, 2005	March 31, 2004
OPERATING ACTIVITIES
Net income from continuing operations	$ 898	$ 457
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for loan losses	-	384
Depreciation and amortization expense	448	527
Amortization expense of core deposit intangibles	216	358
Net amortization of investment securities	366	417
Net realized gains on investment securities – available for sale	(78)	(937)
Net realized gains on loans held for sale	(72)	(40)
Amortization of deferred loan fees	(94)	(153)
Origination of mortgage loans held for sale	(4,827)	(5,678)
Sales of mortgage loans held for sale	4,302	4,637
Decrease (increase) in accrued income receivable	(298)	259
Increase (decrease) in accrued expense payable	(334)	112
Net increase in other assets	(1,344)	(7,626)
Net increase in other liabilities	308	3,983
Net cash used by operating activities from continuing operations	(509)	(3,300)
Net cash used by operating activities from discontinued operations	(65)	(6)
Net cash used by operating activities	(574)	(3,306)

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(9,402)	(134,633)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	14,211	15,204
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	991	1,407
Proceeds from sales of investment securities and
other short-term investments – available for sale	10,179	171,122
Long-term loans originated	(23,810)	(66,029)
Principal collected on long-term loans	19,638	38,333
Loans purchased or participated	(1,196)	(690)
Loans sold or participated	-	29,000
Net increase in other short-term loans	-	(237)
Purchases of premises and equipment	(284)	(85)
Net cash provided by investing activities	10,327	53,392

FINANCING ACTIVITIES
Net increase in deposit accounts	80,978	1,751
Net decrease in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(92,564)	(51,881)
Net principal repayments of advances from Federal Home Loan Bank	(9)	(5,009)
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(406)	(729)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	27	41
Net cash used by financing activities	(11,974)	(55,827)

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM OPERATIONS	(2,221)	(5,741)
CASH AND CASH EQUIVALENTS AT JANUARY 1	20,573	24,773
CASH AND CASH EQUIVALENTS AT MARCH 31	$ 18,352	$ 19,032

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), AmeriServ Associates, Inc., (AmeriServ Associates) and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 22 locations in Pennsylvania.  Standard Mortgage Corporation of Georgia (SMC), a subsidiary of the Bank, is a mortgage banking company whose business includes the servicing of mortgage loans. On December 28, 2004, the Company entered into an agreement to sell its remaining mortgage servicing rights and discontinue operations of this non-core business (see Note #19).  AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.  The Trust Company offers a complete range of trust and financial services and has $1.5 billion in assets under management.  The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

3.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options to purchase 141,095 and 107,857 shares of common stock were outstanding as of March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

	Three Months Ended March 31,
	2005	2004
Numerator:
Income from continuing operations	$898	$457
Income (loss) from discontinued
operations:	(65)	(231)
Net Income	$833	$226

Denominator:
Weighted average common shares
outstanding (basic)	19,721	13,962
Effect of stock options	39	64
Weighted average common shares
outstanding (diluted)	19,760	14,026

Earnings per share from continuing
operations:
Basic	$0.05	$0.03
Diluted	0.05	0.03

Earnings per share from discontinued
operations:
Basic	$0.00	$(0.02)
Diluted	0.00	(0.02)

Earnings per share:
Basic	$0.04	$0.02
Diluted	0.04	0.02

Stock-based Compensation

Employee compensation expense under stock options is reported using the intrinsic value method.  The following pro forma information regarding net income and earnings per share assumes stock options granted subsequent to December 31, 1994, had been accounted for under the fair value method and the estimated fair value of the options is amortized to expense over the vesting period.  The compensation expense for the first quarter of 2005 was $21,000 and  $19,000 for the first three months ended March 31, 2004, net of related tax, respectively, is included in the pro forma net income as reported below (in thousands, except per share data).

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$833	$226
Less: Total stock-based compensation cost, net of taxes	21	19
Pro forma net income	$812	$207

Earnings per share:
Basic – as reported	$0.04	$0.02
Basic – pro forma	0.04	0.01
Diluted – as reported	0.04	0.02
Diluted – pro forma	0.04	0.01

4.

Comprehensive Income (Loss)

For the Company, comprehensive income (loss) includes net income and unrealized holding gains and losses from available for sale investment securities.  The changes in other comprehensive income (loss) are reported net of income taxes, as follows (in thousands):

	Three Months Ended
	March 31	March 31
	2005	2004

Net income	$ 833	$ 226

Other comprehensive income (loss), before tax:
Unrealized security gains (losses) on available for sale securities arising during period	(3,550)	5,761
Income tax effect	1,243	(1,959)
Reclassification adjustment for gains on available for sale securities included in net income	(78)	(937)
Income tax effect	27	319
Other comprehensive income (loss), net of tax:	(2,358)	3,184

Comprehensive income (loss)	$(1,525)	$3,410

5.

Condensed Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  For the Parent Company, cash and cash equivalents also include short-term investments.  The Company made $14,000 in income tax payments in the first three months of 2005 as compared to $27,000 for the first three months of 2004.  Total interest expense paid amounted to $5,730,000 in 2005's first three months compared to $6,572,000 in the same 2004 period.

6.

Investment Securities

Securities are classified at the time of purchase as investment securities held to maturity if it is management’s intent and the Company has the ability to hold the securities until maturity.  These held to maturity securities are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method.  Alternatively, securities are classified as available for sale if it is management’s intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company’s asset/liability management strategy.  Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements).  These available for sale securities are reported at fair value with unrealized aggregate appreciation/(depreciation) excluded from income and credited/(charged) to accumulated other comprehensive income (loss) within stockholders' equity on a net of tax basis.  Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation/(depreciation) included in income on a net of tax basis.  The Company presently does not engage in trading activities.  The mark-to-market of the available for sale portfolio does inject more volatility in the book value of equity, but has no impact on regulatory capital.  All purchased investment securities are recorded on settlement date which is not materially different from trade date.  Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

March 31, 2005		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 5,619	$ 2	$ (167)	$ 5,454
U.S. Agency	37,937	1	(834)	37,104
U.S. Agency mortgage- backed securities	296,191	2	(7,803)	288,390
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	12,167	-	-	12,167
Other securities (1)	11,559	39	-	11,598
Total	$ 363,473	$ 44	$ (8,804)	$ 354,713

(1)Other investment securities include corporate notes and bonds and asset-backed securities.

Investment securities held to maturity (HTM):

March 31, 2005		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,333	$ -	$ (42)	$ 3,291
U.S. Agency	11,513	-	(205)	11,308
U.S. Agency mortgage-
Backed securities	11,565	17	(1)	11,581
Total	$ 26,411	$ 17	$ (248)	$ 26,180

Investment securities available for sale (AFS):

December 31, 2004		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 10,071	$ 1	$ (90)	$ 9,982
U.S. Agency	33,219	20	(356)	32,883
U.S. Agency mortgage-
Backed securities	305,986	48	(4,794)	301,240
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	17,059	-	-	17,059
Other securities (1)	12,381	39	-	12,420
Total	$ 378,716	$ 108	$ (5,240)	$ 373,584

(1)Other investment securities include corporate notes and bonds and asset-backed securities.

Investment securities held to maturity (HTM):

December 31, 2004		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,348	$ 46	$ (1)	$ 3,393
U.S. Agency	11,522	31	(161)	11,392
U.S. Agency mortgage-
Backed securities	12,565	200	-	12,765
Total	$ 27,435	$ 277	$ (162)	$ 27,550

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  96.4% of the portfolio was rated "AAA" at March 31, 2005 and December 31, 2004.  1.9% of the portfolio at both March 31, 2005 and December 31, 2004, was rated below "A" or unrated.

The following tables present information concerning investments with unrealized losses as of March 31, 2005 (in thousands):

Investment securities available for sale:

March 31, 2005	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$ 4,858	$ (167)	$ 4,858	$ (167)
U.S. Agency	23,401	(447)	11,037	(387)	34,438	(834)
U.S. Agency mortgage-
Backed securities	154,061	(3,638)	134,220	(4,165)	288,281	(7,803)
Total	$ 177,462	$ (4,085)	$ 150,115	$ (4,719)	$327,577	$ (8,804)

Investment securities held to maturity:

March 31, 2005	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 3,291	$ (42)	$ -	$ -	$ 3,291	$ (42)
U.S. Agency	3,456	(11)	7,852	(194)	11,308	(205)
U.S. Agency mortgage-
Backed securities	1,595	(1)	-	-	1,595	(1)
Total	$ 8,342	$ (54)	$ 7,852	$ (194)	$ 16,194	$ (248)

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for debt and equity investments accounted for under the cost method.  In September 2004, the FASB issued FSP 03-1-1, which delayed the effective date for measurement and recognition guidance contained in EITF 03-1, however, the annual disclosures regarding unrealized losses on available for sale securities that have not been recognized as other-than-temporary impairments that were required under the earlier EITF 03-1 consensus remain in effect.  The amount of any other-than-temporary impairment, if any, that may need to be recognized upon our adoption of EITF 03-1 will depend on market conditions and our intent and ability to hold “underwater” investments until value is restored. At March 31, 2005, the total after-tax net unrealized loss on such investments was $6.0 million.  Given the quality of the investment portfolio (greater than 96% rated AAA), the Company believes the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements.

7.

Loans Held for Sale

At March 31, 2005, $606,000 of certain newly originated fixed-rate residential mortgage loans were classified as held for sale, because it is management's intent to sell these residential mortgage loans.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net realized gains on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statements of Operations.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Company has the intent to sell the loan to an outside investor.   The historical dollar amount of commitments outstanding has not been material.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Commercial	$ 70,812	$ 72,011
Commercial loans secured by real estate	235,207	225,661
Real estate – mortgage	199,857	201,406
Consumer	22,302	23,285
Total loans	528,178	522,363
Less: Unearned income	1,440	1,634
Loans, net of unearned income	$ 526,738	$ 520,729

Real estate-construction loans comprised 4.9%, and 6.3% of total loans, net of unearned income, at March 31, 2005 and December 31, 2004, respectively.  The Company has no direct credit exposure to foreign countries.

9.

Allowance for Loan Losses and Charge-Off Procedures

As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business.  Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

* a detailed review of all criticized and impaired loans with balances over $250,000 to determine if any specific reserve allocations are required on an individual loan basis.  The specific reserve established for these criticized and impaired loans is based on analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.   For impaired loans under Statement of Financial Accounting Standards (SFAS #114, “Accounting by Creditors for Impairment of a Loan”), the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three Months Ended
	March 31,	March 31,
	2005	2004
Balance at beginning of period	$9,893	$11,682
Transfer from (to) reserve for unfunded loan commitments	23	(90)
Charge-offs:
Commercial	(28)	(235)
Commercial loans secured by real estate	-	(626)
Real estate-mortgage	(45)	(94)
Consumer	(92)	(100)
Total charge-offs	(165)	(1,055)
Recoveries:
Commercial	25	376
Commercial loans secured by real estate	6	-
Real estate-mortgage	12	31
Consumer	62	51
Total recoveries	105	458

Net charge-offs	(60)	(597)
Provision for loan losses	-	384
Balance at end of period	$ 9,856	$11,379

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.05%	0.48%
Annualized provision for loan losses	-	0.31
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.87	2.26
Total classified loans	$22,852	$32,345

10.

Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon:  1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $11,922,000 and $11,974,000 being specifically identified as impaired and a corresponding reserve allocation of $2,721,000 and $2,713,000 at March 31, 2005, and December 31, 2004, respectively.  The average outstanding balance for loans being specifically identified as impaired was $11,948,000 for the three months of 2005 compared to $11,257,000 for the three months of 2004.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired loans during the first three months of 2005 was $202,000, compared to $89,000 for the first three months of 2004.

The following table sets forth the allocation of the allowance for loan losses among various categories.  This allocation is determined using the methodology described in Note #9.  This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

		March 31, 2005		December 31, 2004
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category		Category
	Amount	To Loans	Amount	To Loans
Commercial	$2,125	13.4%	$ 2,173	13.8%
Commercial loans secured
by real estate	5,574	44.6	5,519	43.2
Real estate - mortgage	342	38.0	346	38.9
Consumer	1,046	4.0	1,074	4.1
Allocation to general risk	769	-	781	-
Total	$9,856	100.0%	$ 9,893	100.0%

Even though residential real estate-mortgage loans comprise approximately 38% of the Company's total loan portfolio, only $342,000 or 3.5% of the total allowance for loan losses is allocated against this loan category.  The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.

At March 31, 2005, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

Non-accrual loans	March 31,	December 31,
	2005	2004
	(In thousands)
Commercial	$861	$802
Commercial loans secured by real estate	564	606
Real estate-mortgage	1,952	2,049
Consumer	322	412
Loans	$3,699	$3,869

Past due 90 days or more and still accruing	March 31,	December 31,
	2005	2004
	(In thousands)
Commercial	$16	$—
Real estate-mortgage	60	—
Loans	$76	$—

Other real estate owned	March 31,	December 31,
	2005	2004
	(In thousands)
Real estate-mortgage	$33	$15
Consumer	11	10
Loans	$44	$25

	March 31,	December 31,
	2005	2004
	(In thousands)
Total non-performing assets	$3,819	$3,894
Total non-performing assets as a percent of loans
and loans held for sale, net of unearned income,
and other real estate owned	0.72%	0.75%
Total restructured loans	$5,677	$5,685

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

	Three Months Ended
	March 31,
	2005	2004
Interest income due in accordance
With original terms	$ 54	$127
Interest income recorded	(1)	(13)
Net reduction in interest income	$ 53	$114

12.

Derivative Hedging Instruments

The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal banking activities.  The Company uses derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cash flow variability associated with certain variable rate debt by converting the debt to fixed rates.  A summary of the Company’s derivative hedge transactions is as follows:

Fair Value Hedges:

In June 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 6.10% that is callable quarterly with a seven-year maturity.   The Company receives a fixed rate of 2.58% and makes variable rate payments based on 90-day LIBOR.  In December 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 5.89% that is callable quarterly with a five-year maturity.  The Company receives a fixed rate of 5.89% and makes variable rate payments based on 90-day LIBOR plus 246 basis points.  The swaps are carried at their fair values and the carrying amount of the FHLB advances includes the change in their fair values since the inception of the hedge.  Because the hedges are considered highly effective and qualify for the shortcut method of accounting treatment, changes in the swap’s fair value exactly offset the corresponding changes in the fair value of the FHLB advances and as a result, the change in fair value does not have any impact on net income.  The Company performed effectiveness testing by isolating the change in value of the interest rate swaps and swaptions and comparing that to the change in value of the FHLB convertible advances that were hedged.  The effectiveness test results for the three months ending March 31, 2005 were 98.3% and 94.7%.

The following table summarizes the interest rate swap transactions that impacted the Company’s year to date 2005 performance:

2005
				Fixed	Floating		Decrease
Hedge	Notional	Start	Termination	Rate	Rate	Repricing	In Interest
Type	Amount	Date	Date	Received	Paid	Frequency	Expense

Fair value	$50,000,000	6-09-03	9-22-10	2.58%	2.34%	Quarterly	$ (1,000)
Fair value	$50,000,000	12-11-03	1-11-10	5.89%	5.00%	Quarterly	(111,000)
							$(112,000)

The Company believes that its exposure to credit loss in the event of nonperformance by its counterparties is remote.  The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy.  This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions.  All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors.  The Company had no interest rate caps or floors outstanding for the periods presented.

13.

Intangible Assets

The Company’s balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposits).  In accordance with the provisions of SFAS  #142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized.  Instead, such intangibles are evaluated for impairment at the reporting unit level at least annually in the third quarter. Any resulting impairment would be reflected as an operating expense.  The Company’s only intangible, other than goodwill, is its core deposit intangible, which the Company currently believes has a remaining finite life of approximately four years.

As of March 31, 2005, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $14.2 million.  As of December 31, 2004, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $14.0 million.  The weighted average amortization period of the Company’s core deposit intangibles at March 31, 2005, is 3.25 years and was 4.25 at March 31, 2004. Amortization expense for the three months ended March 31, 2005 totaled $216,000. Estimated amortization expense for the remainder of 2005 and the next four years is summarized as follows (in thousands):

Remaining 2005	$ 649
2006	865
2007	865
2008	865
2009	108

14.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings consist of the following at March 31, 2005, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 59,371	2.88%

Advances and wholesale repurchase	2010	100,000	6.00
agreements	2011 and after	1,017	6.45

Total advances and wholesale		101,017	6.00
repurchase agreements

Total FHLB borrowings		$ 160,388	4.85%

All of the above borrowings bear a fixed rate of interest until the next repricing period, with the only exceptions being the Open Repo Plus advances for which the rate can change daily.  All FHLB stock, along with an interest in certain mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been delivered as collateral to the FHLB of Pittsburgh to support these borrowings.  The $100 million of advances that mature in 2010 and are callable quarterly at the discretion of the FHLB.  If any FHLB advances are called, the Company would have to replace these funds with debt that would most likely have a higher cost than the called instrument.

15.

Regulatory Matters

On February 28, 2003, the Company and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (Federal Reserve) and the Pennsylvania Department of Banking (Department).  Under the terms of the MOU, the Company and the Bank cannot declare dividends, the Company may not redeem any of its own stock, and the Company cannot incur any additional debt other than in the ordinary course of business, in each case, without the prior written approval of the Federal Reserve and the Department.  Accordingly, the Board of Directors of the Company cannot reinstate the previously suspended common stock dividend, or reinstitute its stock repurchase program without the concurrence of the Federal Reserve and the Department.  Other provisions of the MOU require the Company and the Bank to: (i) improve credit quality and credit administration practices, (ii) improve data security and disaster recovery procedures, (iii) make periodic reports to the Federal Reserve and the Department regarding compliance with the MOU, and (iv) appoint a committee of independent directors to monitor compliance with the MOU.  The MOU will remain in effect until modified or terminated by the Federal Reserve and the Department.  The Company believes it is in substantial compliance with the MOU.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of December 31, 2004, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 104,408	17.16%	$ 48,673	8.00%	$ 60,841	10.00%
Bank	95,999	15.96	48,130	8.00	60,162	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	96,803	15.91	24,336	4.00	36,504	6.00
Bank	88,479	14.71	24,065	4.00	36,097	6.00

Tier 1 Capital (to Average Assets)
Consolidated	96,803	9.77	39,627	4.00	49,533	5.00
Bank	88,479	9.01	39,264	4.00	49,080	5.00

16.

Segment Results

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures.  The Company's major business units include retail banking, commercial lending, trust, other fee based businesses and investment/parent (includes leverage program).  The reported results reflect the underlying economics of the business segments.  Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services.  The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment.  The key performance measure the Company focuses on for each business segment is net income contribution.

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

The trust segment has two primary business divisions, traditional trust and union collective investment funds. Traditional trust includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment.  The union collective investment  funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor.  Other fee based businesses include AmeriServ Associates and AmeriServ Life.  The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management.  Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results of operations for the three months ended March 31, 2005 and 2004 were as follows (in thousands, except ratios):

	Three months ended
	March 31, 2005		March 31, 2005
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,217	$ 466	$ 345,977
Commercial lending	1,438	421	263,767
Trust	1,524	301	1,926
Other fee based	155	24	1,933
Investment/Parent	109	(314)	381,124
Total from continuing operations	9,443	898	994,727
Total from discontinued operations	112	(65)	1,723
Total	$ 9,555	$ 833	$ 996,450

	Three months ended
	March 31, 2004		March 31, 2004
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,345	$ 172	$ 361,613
Commercial lending	1,130	(66)	226,992
Trust	1,288	199	1,303
Other fee based	275	67	2,129
Investment/Parent	1,113	85	504,980
Total from continuing operations	10,151	457	1,097,017
Total from discontinued operations	126	(231)	2,547
Total	$ 10,277	$ 226	$ 1,099,564

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financings, and similar transaction.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Letters of credit are issued both on an unsecured and secured basis.  Collateral securing these types of transactions is similar to collateral securing the Bank’s commercial loans.

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $79.9 million and standby letters of credit of $2.3 million as of March 31, 2005.

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

18.

Private Placement Offering

On October 8, 2004, the Company announced that it entered into definitive agreements with institutional investors on a $25.8 million private placement of common stock.  The Company secured commitments from investors to purchase 5.7 million shares at a price of $4.50 per share.  The private placement funded in two tranches.  The first tranche for 2.8 million shares, or $12.6 million, closed on October 8, 2004.  The second/tranche of 2.9 million shares, or $13.2 million, closed on December 31, 2004.  The funding of the second tranche was subject to shareholder approval, which was obtained on December 10, 2004.

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

19.

Discontinued Operations

As of December 28, 2004, SMC entered into an agreement to sell its remaining mortgage servicing rights.  This action resulted in the closing of this non-core business which exposed the Company to greater balance sheet market risk and earnings volatility.  As a result of this transaction all assets and liabilities of SMC are reported as discontinued operations as of December 31, 2004.  Thus these assets and liabilities are not included in the March 31, 2005 and 2004 Consolidated Balance Sheets.  SMC completed the transfer of all files related to the servicing rights in the first quarter of 2005.  The major asset and liability categories of net discontinued operations as of March 31, 2005 and 2004 are as follows (in thousands):

	March 31, 2005	December 31, 2004
Cash and due from banks	$1,402	$757
Other assets	321	1,184
Other liabilities	(528)	(744)
Net assets of discontinued operations	$ 1,195	$ 1,197

SMC ‘s operations had previously been reported as the Company’s mortgage banking segment.  All results have been removed from the Company’s continuing operations for all periods presented.  The results of SMC presented as discontinued operations in the Consolidated Statement of Operations are as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)

NET INTEREST INCOME	$—	$—
Provision for loan losses	—	—
Net Interest Income after Provision for Loan Losses	—	—

NON-INTEREST INCOME
Net mortgage servicing fees	50	52
Other income	93	74
Total Non-Interest Income	143	126

NON-INTEREST EXPENSE
Salaries and employee benefits	180	205
Net occupancy expense	50	45
Equipment expense	14	56
Professional fees	(20)	8
Supplies, postage, and freight	19	32
Miscellaneous taxes and insurance	(1)	1
Impairment charge (credit) for mortgage servicing rights	-	100
Other expense	-	40
Total Non-Interest Expense	242	487

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(99)	(361)
Benefit for income taxes	(34)	(130)
LOSS FROM DISCONTINUED OPERATIONS	$(65)	$(231)

PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
Basic:
Net loss	$ 0.00	$ (0.02)
Diluted:
Net loss	$ 0.00	$ (0.02)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS ("M.D.& A.")

2005 FIRST QUARTER SUMMARY OVERVIEW…The first quarter of 2005 was the time that AmeriServ Financial, Inc. returned to the business of banking and financial services. In the fourth quarter of 2004, we accepted the new capital offered by seven leading institutional investors and put that $25.8 million of new capital to work strengthening the balance sheet and reducing long-term expenses.  There was a real desire to get back to basic banking, to serving customers, and to posting a positive net income after the $10.9 million loss of the fourth quarter of 2004.

The Company returned to profitability after its fourth quarter 2004 loss by reporting net income for the first quarter of 2005 of $833,000 or $0.04 per diluted share. This represents improvement from the net income of $226,000 or $0.02 per diluted share reported in the first quarter of 2004.  The favorable conclusion of tax issues from prior years resulted in a one-time gain of $475,000. The remaining $358,000 of net income represents earnings from traditional banking and trust activities. This quarter represents a solid step forward on the AmeriServ road to recovery. Some of the highlights are as follows:

Borrowings from the Federal Home Loan Bank of Pittsburgh have been reduced by $235 million since their recent June 2004 peak and now represent only 16.1% of total assets.

The 30 year, 8.45% Trust Preferred issue has been reduced by $15 million to $20 million, reducing debt service requirements.

Standard Mortgage Corporation in Atlanta, Georgia has closed its doors, and except for limited expenses to complete the closing, will no longer drain needed cash from AmeriServ.  The loss from discontinued operations was $65,000 in the first quarter of 2005 compared to a $231,000 loss in the first quarter of 2004.

AmeriServ Trust Company achieved a record quarter as it continued to build momentum. The 2005 first quarter surpassed the first quarter of 2004 by 51% in segment net income contribution.

The Retail Bank recovered from the fourth quarter decline in deposit growth posting a gain of $24 million or 2.7% over the fourth quarter 2004 average.

The continuing focus on expense control enabled AmeriServ to record its lowest level of quarterly expenses since the third quarter of 2003.

The Company continued to improve its asset quality profile and now shows non-performing assets to total loans at 0.72%, which is comparable with peer bank levels.

2005 is an important year for AmeriServ.  The Company has now recorded positive net income in seven of the last eight quarters. But only in this latest quarter was there real growth in earnings from traditional banking.   It is the task of the Board and management to focus on continuing to grow earnings from community banking and trust activities for this is the future of the Company.

The Company has initiated a program to achieve compliance in 2005 with Section 404 of the Sarbanes-Oxley Act of 2002.  While the legislation requires an on-going effort, the development of the compliance program will be concentrated in 2005, as will the significant costs of development.

THREE MONTHS ENDED MARCH 31, 2005 VS. THREE MONTHS ENDED MARCH 31, 2004

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
INCOME FROM CONTINUING OPERATIONS:
Net income	$ 898	$ 457
Diluted earnings per share	0.05	0.03
Return on average equity	4.25%	2.45%
NET INCOME (LOSS):
Net income	$ 833	$ 226
Diluted earnings per share	0.04	0.02
Return on average equity	3.95%	1.21%

The Company returned to profitability after its fourth quarter 2004 loss by reporting net income for the first quarter of 2005 of $833,000 or $0.04 per diluted share.  This represents an increase of $607,000 from the reported net income of $226,000 or $0.02 per share in the first quarter of 2004.  Asset quality improvements, which allowed us to make no addition to the allowance for loan losses, reduced non-interest expenses, and an income tax benefit were the main factors responsible for the increased net income in the first quarter of 2005.  These positive items more than offset a reduction in non-interest income due primarily to fewer investment security gains in the first quarter of 2005.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the first quarter of 2005 to the first quarter of 2004 (in thousands, except percentages):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	$ Change	% Change
Interest income	$ 11,691	$ 12,919	$(1,228)	(9.5)%
Interest expense	5,396	6,707	(1,311)	(19.5)
Net interest income	$ 6,295	$ 6,212	$ 83	1.3

Net interest margin	2.75%	2.39%	0.36	N/M

N/M - not meaningful

The Company’s net interest income in the first quarter of 2005 increased by $83,000 from the prior year first quarter as the benefits from an increased net interest margin more than offset a reduced level of earning assets.   Specifically, the net interest margin increased by 36 basis points to 2.75% while the level of average earning assets declined by $126 million.  Both of these items reflect the deleverage of high cost debt from the Company’s balance sheet which has resulted in lower levels of both borrowed funds and investment securities.  The Company’s net interest margin also benefited from increased loans in the earning asset mix as total loans outstanding averaged $519 million in the first quarter of 2005 a $24 million or 4.8% increase from the prior year first quarter. This loan growth was most evident in the commercial loan portfolio as a result of successful new business development efforts.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the first quarter of 2005 decreased by $1.2 million or 9.5% when compared to the same 2004 quarter. This decrease was due to a $126 million decline in average earning assets but was offset by a 16 basis point increase in the earning asset yield to 5.12%.  Within the earning asset base, the yield on the total investment securities portfolio decreased by 8 basis points to 3.77% while the yield on the total loan portfolio increased by 2 basis points to 6.12%. This increase in the loan portfolio yield reflects the impact of successful new business development efforts and a higher interest rate environment in 2005.  The decrease in the investment securities yield in the first quarter of 2005 reflects the impact of the balance sheet deleveraging executed in the fourth quarter of 2004 as the longest duration and corresponding higher yielding securities were sold to reduce the interest rate risk on our balance sheet.

The $125 million decline in the volume of average earning assets was due to a $146 million or 26.9% reduction in average investment securities partially mitigated by a $24 million increase in average loans.  The average investment securities decline in the first quarter of 2005 reflects the full impact of the Company’s deleveraging strategy which began in the second half of 2004.  The increase in average loans reflects the successful commercial loan growth as the Company was able to generate new business.  This commercial loan growth led to a greater composition of loans in the earning asset mix which favorably impacted the Company’s net interest income and net interest margin.

The Company's total interest expense for the first quarter of 2005 decreased by $1.3 million or 19.5% when compared to the same 2004 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $137 million lower in the first quarter of 2005 as we reduced the size of our leverage program in the fourth quarter of 2004 by retiring $125 million of high cost FHLB advances.

The total cost of funds for the first quarter of 2005 declined by 14 basis points to 2.70% and was driven down by a reduced volume of borrowings when compared to the first quarter of 2004.  Specifically, the total of average borrowings decreased by $160 million or 41.0% compared to the first quarter of 2004.  This decline reflects the full impact of the balance sheet repositioning strategies executed in the fourth quarter of 2004.    Given the successful completion of its $25.8 million private placement of common stock, the Company paid-off the more expensive longer term FHLB advances and redeemed trust preferred securities in the fourth quarter of 2004.  This reduced the interest rate risk profile of the Company and led to lower interest expense and an improved net interest margin in the first quarter of 2005.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2005 and March 31, 2004 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do not include non-accrual loans, but interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of approximately 34% is used to compute tax-equivalent yields.

Three Months Ended March 31  (In thousands, except percentages)

		2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 519,386	$ 7,983	6.12%	$ 495,728	$ 7,721	6.10%
Deposits with banks	1,320	3	0.90	4,574	8	0.70
Federal funds sold	-	-	-	226	1	0.92
Investment securities – AFS	368,958	3,469	3.76	514,295	4,948	3.85
Investment securities – HTM	26,936	265	3.94	27,466	271	3.95
Total investment securities	395,894	3,734	3.77	541,761	5,219	3.85
Total interest earning assets/interest income	916,600	11,720	5.12	1,042,289	12,949	4.96
Non-interest earning assets:
Cash and due from banks	22,142			22,113
Premises and equipment	9,682			10,983
Assets of discontinued operations	1,832			3,194
Other assets	63,173			63,261
Allowance for loan losses	(9,867)			(11,457)
TOTAL ASSETS	$1,003,562			$1,130,383

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 53,757	$ 42	0.32%	$ 51,838	$ 35	0.27%
Savings	99,608	215	0.88	105,228	233	0.89
Money markets	144,895	610	1.71	120,430	304	1.02
Other time	277,080	1,978	2.90	274,241	1,971	2.89
Total interest bearing deposits	575,340	2,845	2.01	551,737	2,543	1.85
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	109,121	713	2.61	128,403	415	1.28
Advances from Federal Home Loan Bank	101,022	1,403	5.63	226,812	2,986	5.29
Guaranteed junior subordinated deferrable interest debentures	20,285	435	8.58	35,567	763	8.58
Total interest bearing liabilities/interest expense	805,768	5,396	2.70	942,519	6,707	2.84
Non-interest bearing liabilities:
Demand deposits	104,842			106,344
Liabilities of discontinued operations	636			254
Other liabilities	6,700			6,125
Stockholders' equity	85,616			75,141
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,003,562			$1,130,383
Interest rate spread			2.43			2.12
Net interest income/ net interest margin		6,324	2.75%		6,242	2.39%
Tax-equivalent adjustment		(29)			(30)
Net Interest Income		$ 6,295			$ 6,212

…..PROVISION FOR LOAN LOSSES..... The Company recorded no provision for loan losses in the first quarter of 2005.  This represented a decrease from the first quarter 2004 provision of $384,000 or 0.31% of total average loans.  The lower provision for loan losses in 2005 reflects improvements in asset quality most evidenced by lower levels of non-performing assets, classified loans and net charge-offs.  Net charge-offs in the first quarter of 2005 totaled only $60,000 or 0.05% of total average loans compared to net charge-offs of $597,000 or 0.48% of total average loans in the first quarter of 2004.

Classified loans (loans rated substandard or doubtful) totaled $22.9 million at March 31, 2005; a decrease of $9.5 million or 29.2% from March 31, 2004.  Non-performing assets decreased from $13.5 million or 2.65% of total loans at March 31, 2004 to $3.8 million or 0.72% of total loans at March 31, 2005.  As a result of the lower level of non-performing assets, the Company’s loan loss reserve coverage of non-performing assets amounted to 258% at March 31, 2005 compared to 84% at March 31, 2004 and 254% at December 31, 2004.  The allowance for loan losses as a percentage of total loans was 1.87% at March 31, 2005 compared to 2.26% at March 31, 2004 and 1.87% at December 31, 2004.

.....NON-INTEREST INCOME..... Non-interest income for the first quarter of 2005 totaled $3.1 million; a $791,000 or 20.1% decrease from the first quarter 2004 performance.  Factors contributing to the lower non-interest income in 2005 included:

* a $859,000 decrease in gains realized on investment security sales as the higher interest rate environment caused reduced security sales in the first quarter of 2005.

*  a $205,000 or 16.2% increase in trust fees due to continued successful union related new business development efforts particularly with the BUILD and ERECT Funds and a full quarter benefit of new customer fee schedules that were implemented in the fourth quarter of 2004.

* a $146,000 decrease in deposit service charges due to fewer overdraft fees as customers have maintained higher average balances in demand deposit accounts in 2005.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first quarter of 2005 totaled $8.9 million; a $241,000 or 2.6% decrease from the first quarter 2004 performance. Factors contributing to the lower non-interest expense in 2005 included:

* core deposit amortization expense decreased by $142,000 due to the full amortization of a core deposit intangible from a prior acquisition.

* other expenses decreased by $136,000 as our continuing focus on containing costs has resulted in numerous expense reductions in categories such as telephone, collection and other real estate expense.

*  salaries and employee benefits increased by $41,000 or 0.87% as higher medical costs have more than offset lower salaries expense due to a reduced number of employees.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $398,000 in the first quarter of 2005 compared to an income tax provision of $126,000 in the first quarter of 2004.  The income tax benefit in the first quarter of 2005 resulted from a $475,000 reduction in reserves for prior year tax contingencies.  This reduction reflected the successful closing of an IRS examination on several open tax years.

…..SEGMENT RESULTS.…. Retail banking’s net income contribution was $466,000 in the first three months of 2005.  The retail banking net income contribution is up from the same prior year period due to lower non-interest expenses, improved asset quality and an increased income tax benefit due to a reduction in reserves for prior year tax contingencies.

The trust segment’s net income contribution in the first three months of 2005 amounted to $301,000 which was up $102,000 from the prior year due to increased revenue.  The diversification of the revenue-generating divisions within the trust segment is one of the primary reasons for its successful growth. The specialized union collective funds are expected to continue to be the growth leaders in both assets under administration and revenue production.  Other trust segment niches include the cemetery and funeral pre-need accounts and special needs trusts.  The common element in each of these specialties is the diverse geographical areas from which the business originates. The union funds have attracted several international labor unions as investors as well as many local unions from a number of states.  The focus of the trust segment continues to be on the union collective investment funds, namely the ERECT and BUILD Funds which are designed to invest union pension dollars in construction projects that utilize union labor.

The commercial lending segment was profitable in the first three months of 2005 by generating net income of $421,000 compared to a $66,000 net loss experienced in the first three months of 2004.   The improved performance in 2005 was caused by increased revenue resulting from the greater level of commercial loans outstanding.  The improved asset quality also resulted in a reduced loan loss provision in the first quarter of 2005.

The investment/parent segment reported a net loss of $314,000 in the first three months of 2005  which was less than the net income of $85,000 in the first three months of 2004 due to an $859,000 decrease in gains realized on the sale of available for sale securities.

On December 28, 2004, SMC sold all of its remaining mortgage servicing rights and discontinued operations of this non-core business.  The Company concluded that mortgage servicing was not a core community banking business and it did not have the scale nor the earnings power to absorb the volatility and risk associated with this business line.

.....BALANCE SHEET.....The Company's total consolidated assets were $996 million at March 31, 2005, compared with $1.010 billion at December 31, 2004, which represents a decrease of $14 million or 1.3%. This lower level of assets resulted primarily from a reduced level of investment securities as the Company continues to reduce the size of its leverage program.  The Company’s loans totaled $527 million at March 31, 2005 which was up from the December 31, 2004 total of $521 million due to growth in the commercial loan portfolio.

The Company’s deposits totaled $725 million at March 31, 2005, which was $81 million or 12.6% higher than December 31, 2004 due primarily to the transfer of certain Trust Company controlled money market deposits to the Bank.  Total borrowed funds decreased by $93 million due to the previously mentioned strategy to reduce the Company’s borrowed funds and interest rate risk on its balance sheet.  Total FHLB borrowings amounted to 16.1% of total assets at March 31, 2005 compared to 25.0% at December 31, 2004. Total stockholders’ equity decreased by $1.5 million from December 31, 2004, to $84 million at March 31, 2005 as a result of a decrease in accumulated other comprehensive income due to a reduced value of the AFS investment securities portfolio. This reduced portfolio value was caused by the higher interest rate environment.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at March 31, 2005 of 9.77%, compared to a regulatory minimum of 5.0%.  The Company’s book value per share at March 31, 2005 was $4.24.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2005	2004	2004
Total loan delinquency (past
due 30 to 89 days)	$ 3,620	$3,311	$ 7,308
Total non-accrual loans	3,699	3,869	8,736
Total non-performing assets*	3,819	3,894	13,482
Loan delinquency, as a
percentage of total loans and loans held for sale,
net of unearned income	0.69%	0.64%	1.45%
Non-accrual loans, as a percentage of total loans
and loans held for sale,
net of unearned income	0.70	0.74	1.74
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.72	0.75	2.65

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

Each of our loan quality metrics displayed in the above table demonstrated improvement since March 31, 2004 and were consistent with the December 31, 2004 levels.  Total loan delinquency declined by $3.7 million from prior year 2004 primarily due to successful collection efforts and improved loan portfolio quality.  Loan delinquency levels have now remained below 1% for the past year.   Non-accrual levels declined by $5.0 million and non-performing asset levels declined by $9.7 million from March 31, 2004 due to the successful work-out of the Company’s two largest problem credits from March 31, 2004 and the successful sale of the largest  other real estate owned property in the second half of 2004.

 Overall, there were two loans totaling $5.7 million at March 31, 2005, that have been restructured which involved forgiving a portion of interest or principal on these loans or granting loan rates less than that of the market rate.  We had established an allocation of $722,000 within the allowance for loan losses for these restructured loans.

While we are pleased with this improvement in asset quality, we continue to closely monitor the portfolio given the number of relatively large sized commercial loans within the portfolio.  As of March 31, 2005, the 25 largest credits represented 36.0% of total loans outstanding.  This portfolio characteristic combined with the lack of seasoning of recent new loan production are some of the factors that the Company considered in maintaining a $769,000 general unallocated reserve within the allowance for loan losses at March 31, 2005.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2005	2004	2004
Allowance for loan losses	$9,856	$9,893	$11,379
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.87%	1.90%	2.26%
total delinquent loans
(past due 30 to 89 days)	272.27	298.79	155.71
total non-accrual loans	266.45	255.70	130.25
total non-performing assets	258.08	254.06	84.40

Since March 31, 2004, the loan loss reserve coverage of total non-performing assets increased to 258% due to the previously discussed decrease in non-performing assets.  The allowance for loan losses to total loans ratio has decreased to 1.87% since the prior year first quarter due to a drop in the size of the loan loss reserve as a result of higher charge-offs in 2004 combined with an increase in the level of total loans outstanding.

.....LIQUIDITY...... The Bank’s liquidity position has been sufficient during the last several years when the Bank has experienced operating difficulties.  Our core deposit base has remained stable throughout this period and has been adequate to fund the Bank’s operations.  Neither the sales of investment securities nor the use of the proceeds from such sales and cash flow from prepayments and amortization of securities to redeem Federal Home Loan Bank advances has materially adversely affected the Bank’s liquidity.  The securities sold were pledged as collateral for FHLB borrowings, but the proceeds from the sale of securities were used to reduce FHLB advances and therefore these sales did not require that replacement securities be pledged and did not otherwise adversely affect Bank liquidity.  The Bank continued to have adequate liquidity as we further deleveraged the balance sheet in the first quarter of 2005.  We expect that liquidity will continue to be adequate as we transform the balance sheet to one that is more loan dependent rather than investment security dependent.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $2.2 million from December 31, 2004, to March 31, 2005, due to $12.0 million of cash used by financing activities.  This was partially offset by $10.3 million of cash provided by investing activities.  Within investing activities, cash provided by investment security maturities and sales exceeded purchases of new investment securities by $16.0 million.  Cash advanced for new loan fundings and purchases totaled $29.8 million and was $5.9 million greater than the $23.9 million of cash received from loan principal payments and sales.  Within financing activities, the Company experienced a net $81.0 million growth in deposits with these funds used to paydown short term borrowings at the FHLB.

The Company used $406,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first three months of 2005.  This was $323,000 less than the cash used for this purpose in the prior year due to the retirement of $15 million of these securities as part of the fourth quarter 2004 balance sheet restructuring.   As a result of the successful $25.8 million private placement of common stock in the fourth quarter of 2004, the liquidity position of the Parent Company has improved significantly.  The parent company retained $3.4 million of the offering proceeds to provide ongoing liquidity and support the reduced debt service on the remaining trust preferred securities.  Dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position, also provide ongoing cash to the parent.  Longer term, however, the payment of the trust preferred dividend is dependent upon the subsidiary bank returning to profitability so that it can resume upstreaming dividends to the Parent Company. The subsidiary bank must first recoup the $8.0 million net loss that it incurred for the year ended December 31, 2004 before it can consider resuming dividend upstreams. The Company views the ability to defer interest payments on the trust preferred securities, which is permitted under the trust indenture, as the least favorable alternative to maintaining Parent Company liquidity because the payments are cumulative and interest immediately begins to accrue on the unpaid amount at a rate of 8.45% along with the reputational risk associated with the deferral.  Overall, the cash retained from the Private Placement has improved the Parent Company’s liquidity position when the first quarter of 2005 is compared to the first quarter of 2004.

.....CAPITAL RESOURCES..... The Company continues to be considered well capitalized as the asset leverage ratio was 9.77% and the Tier 1 capital ratio was 15.91% at March 31, 2005.  This represented meaningful improvements from the first quarter of 2004 due to the successful private placement of $25.8 million of common stock in the fourth quarter of 2004 and the shrinkage in the size of the balance sheet.  Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At March 31, 2005, accumulated other comprehensive income (loss) amounted to ($5.7) million.  Additionally, the Company has generated $216,000 of tangible capital in 2005 due to the amortization of core deposit intangible assets.  We anticipate that we will continue to build our capital ratios during 2005 due to the retention of earnings and deleveraging the balance sheet.

The Company announced on January 24, 2003 that it suspended its common stock cash dividend.  The Company has also not repurchased any of its own shares since the year 2000, and has suspended its treasury stock repurchase program. For so long as the Company and the Board are parties to the Memorandum Of Understanding (MOU), reinstatement of either the common stock dividend or the treasury stock repurchase program will require the prior written approval of the Company’s primary regulators — the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. The Company believes it is in substantial compliance with the requirements of the MOU.

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

Management places primary emphasis on simulation modeling to manage and measure interest rate risk.  The Company's asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/- 5.0% which include interest rate movements of at least 200 basis points.  Under the current low interest rate environment, a declining 200 basis point or greater scenario is of limited value.  Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates.  The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	(1.6)%	7.5%
100bp decrease	(1.7)%	(13.3)%

As indicated in the table, the market value of portfolio equity increased by 7.5% in a 200 basis point upward rate shock due to increased value of the Company’s core deposit base.  Variability of net interest income is negative in the 200 basis point upward rate shock due to the immediate repricing of certain short-term borrowings and less benefit provided from existing cash flow hedges.  Negative variability of market value of portfolio equity occurred in a 100 basis point downward rate shock due to a reduced value for core deposits and a greater liability for fixed-rate FHLB advances.  The Company’s asset/liability modeling suggests that a sharp flattening of the yield curve would negatively impact the Company’s net interest income performance.

.....CONTRACTUAL OBLIGATIONS…..  The following table presents, as of March 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date.

		Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(In thousands)
Deposits without stated maturity	$ 440,447	$ -	$ -	$ -	$ 440,447
Certificates of deposit	125,707	113,872	19,148	26,195	284,922
Borrowed funds	59,409	85	50,097	50,797	160,388
Guaranteed junior subordinated deferrable interest debentures	-	-	-	20,285	20,285
Lease commitments	1,175	2,074	626	550	4,425
Total	$ 626,738	$ 116,031	$ 69,871	$ 97,827	$ 910,467

.....OFF BALANCE SHEET ARRANGEMENTS….. The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. In June 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 6.10% that is callable quarterly with a seven-year maturity. The Company receives a fixed rate of 2.58% and makes variable rate payments based on 90-day LIBOR. In December 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 5.89% that is callable quarterly with a six-year maturity. The Company will receive a fixed rate of 5.89% and will make variable rate payments based on 90-day LIBOR plus 246 basis points. The swaps are carried at their fair values and the carrying amount of the FHLB advances includes the change in their fair values since the inception of the hedge. Because the hedges are considered highly effective and qualify for the shortcut method of accounting treatment, changes in the swap’s fair value exactly offset the corresponding changes in the fair value of the FHLB advances and as a result, the change in fair value does not have any impact on net income.  The favorable impact that the fair value hedges had on reducing interest expense amounted to $112,000 in the first quarter of 2005 and $470,000 in the first quarter of 2004.

The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of their customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $79,856,000 and standby letters of credit of $2,307,000 as of March 31, 2005.

.....CRITICAL ACCOUNTING POLICIES AND ESTIMATES.....The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles and conform to general practices within the banking industry.  Accounting and reporting policies for the allowance for loan losses, mortgage servicing rights, and income taxes are deemed critical because they involve the use of estimates and require significant management judgments.  Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

Account – Allowance for Loan Losses

Balance Sheet Reference – Allowance for Loan Losses

Income Statement Reference – Provision for Loan Losses

Description

The allowance for loan losses is calculated with the objective of maintaining reserve levels believed by management to be sufficient to absorb estimated probable credit losses.  Management’s determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio and other relevant factors.  However, this evaluation is inherently subjective as it requires material estimates, including, among others, likelihood of customer default, loss given default, exposure at default, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience.  This process also considers economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios.  All of these factors may be susceptible to significant change.  Also, the allocation of the allowance for credit losses to specific loan pools is based on historical loss trends and management’s judgment concerning those trends.

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

Account — Income Taxes

Balance Sheet Reference — Deferred Tax Asset and Current Taxes Payable

Income Statement Reference — Provision for Income Taxes

Description

In accordance with the liability method of accounting for income taxes specified in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” the provision for income taxes is the sum of income taxes both currently payable and deferred.  The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of asset and liabilities for financial reporting purposes and the basis of assets and liabilities as measured by the enacted tax rates that management estimates will be in effect when the differences reverse.

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of March 31, 2005, we believe that all of the deferred tax assets recorded on our balance sheet except for $80,000 will ultimately be recovered.

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

.....FORWARD LOOKING STATEMENT..... THE NEW STRATEGIC FOCUS:

The stabilizing of the Company in 2003 and the infusion of new capital in 2004 has enabled the Board and management to examine the franchise in some detail.  The Company has adopted a back-to-basics concentration on community banking. It believes that it possesses a solid franchise and can create greater institutional value. AmeriServ has three strong business units that management and Board believe can perform at a higher level of profitability.

1.

The Retail Bank — When the asset leverage program is extracted, the Retail Bank remains a strong $800 million bank buoyed by approximately $680 million in core deposits. This retail bank operates 22 branches and has been consistently profitable. This type of banking in the region has been in a state of change in recent years. There have been mergers, divestitures, branch closings, name changes, etc. Unfortunately for AmeriServ, during this period, its focus was diluted by a spin-off, a name change, operating losses and regulatory criticisms. However, as AmeriServ emerges from its Turnaround it now finds itself to be the largest independent, locally managed bank in its primary retail market area. It also has discovered that, in spite of its recent difficulties, its core customers have remained loyal and supportive. The Company believes that its Retail Bank has a powerful future ahead. It has a solid product mix, it has a strong sales ethic, and it intends to build an equally strong service culture. AmeriServ believes that as it sharpens its community banking skills, good products and exemplary personal service will enable the Retail Bank to establish a strong base for the Company as a whole.

2.

Commercial Lending — This business unit was completely restructured in 2003, after experiencing serious difficulties in 2001 and 2002. It hired a new chief lending officer in 2003 and almost an entirely new staff of experienced professional lenders. The newly formed team had its first full year of operation in 2004 and helped the Company achieve loan growth of 3.6%.  The unit is focused on the stated primary lending market of an approximate 100-mile radius from Johnstown. It is mounting an energetic customer calling effort to build its loan balances. It has also reengineered its lending procedures. The Company can provide the unit with the capacity to grow substantially and its new procedures should permit it to increase its margins and build permanent relationships. As this unit emerges, it bears little resemblance to its former self and is poised to continue to generate increased loan outstandings in 2005 and be a strong future contributor to the Company’s revenue stream.

3.

Trust Company — This business unit has a unique business opportunity. It has all of the activities expected of a bank trust department and we believe it is proficient in each of them. In addition, it has a unique capability that sets it apart from almost all other trust operations. As a part of one of only 13 unionized banks in the nation, this unit has developed a strategy and a set of products that leverage that unusual situation. It has been quite successful in building products that serve the union managed pension funds that are a significant facet of certain segments of the American labor scene. These products have no geographic restrictions, nor do they require major commitments of AmeriServ’s capital. They do, however, require skilled professionals to market and manage the trust company’s capabilities. As the Company strengthens, resources will be channeled to the Trust Company so that it can become a greater force in this discrete market niche.

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

Therefore, the future direction of AmeriServ Financial, Inc. will be highlighted by efforts to continue to strengthen our balance sheet, to control and leverage our non-interest expenses and to place strong emphasis on our three key business units.  The fundamental goal is to build an increasing level of net income from these core units.

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

.....RECENT ACCOUNTING STANDARDS.....In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This Statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions.  This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value over the award period.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The provisions of SFAS No. 123 (revised 2004) will be effective for the Company’s financial statements issued for annual periods beginning after June 15, 2005.  The Company will adopt SFAS #123 (revised 2004) in the first quarter of 2006 and the method of adoption of this statement has not been determined.

In March 2004, FASB ratified the consensus reached by the Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1).  EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary and measurements of an impairment loss.  In September 2004, FASB issued FSP 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance.  At December 31, 2004, gross unrealized losses on available for sale securities was $5.2 million.  The Company is continuing to evaluate the impact of EITF 03-1.  The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

.....QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..... The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of this M.D. & A..

.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2005, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic filings under the Exchange Act.

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

Item 6.     Exhibits

3.1	Articles of Incorporation as amended on January 3, 2005, exhibit 3.1 to 2004 Form 10-K filed on March 10, 2005

3.2	Bylaws, Exhibit 3.2 to the Registrant’s Form 8-K filed January 26, 2005.

15.1	Report of Deloitte & Touche LLP regarding unaudited interim financial statement information.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: May 6, 2005	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: May 6, 2005	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

May 6, 2005

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AmeriServ Financial, Inc.
Johnstown, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Corporation”) as of March 31, 2005, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004.  These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Corporation as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

May 6, 2005

 /s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

Exhibit 15.1

May 10, 2005

AmeriServ Financial, Inc.

P.O. Box 430

216 Franklin Street

Johnstown, Pennsylvania

We have made a review, in accordance with the standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim financial information of AmeriServ Financial, Inc and subsidiaries for the three-month periods ended March 31, 2005 and 2004, and have issued our report dated May 6, 2005.  As indicated in such reports, because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated by reference in the following Registration Statements:

Registration Statement No. 33-56604 on Form S-3

Registration Statement No. 33-53935 on Form S-8

Registration Statement No. 33-55207 on Form S-8

Registration Statement No. 33-55211 on Form S-8

Registration Statement No. 333-67600 on Form S-8

Registration Statement No. 333-50225 on Form S-3

Registration Statement No. 333-121215 on Form S-3

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

Exhibit 31.1

I, Allan R. Dennison, certify that:

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

Date: May 6, 2005	/s/Allan R. Dennison
Allan R. Dennison
President & CEO

Exhibit 31.2

I, Jeffrey A. Stopko, certify that:

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

Date: May 6, 2005	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

May 6, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

May 6, 2005