Form 10-Q
period 2005-06-30
AMERISERV FINANCIAL INC /PA/
filed 2005-08-11
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                   June 30, 2005

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

               Class

        Outstanding at August 1, 2005

Common Stock, par value $2.50

                19,731,472

per share

AmeriServ Financial, Inc.

      AmeriServ Financial, Inc.

                                                        CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$ 20,077	$ 20,374
Interest bearing deposits	204	199
Investment securities:
Available for sale	360,037	373,584
Held to maturity (market value $25,408 on June 30, 2005, and $27,550 on December 31, 2004)	25,361	27,435
Loans held for sale	733	687
Loans	522,908	522,363
Less: Unearned income	1,204	1,634
Allowance for loan losses	9,480	9,893
Net loans	512,224	510,836
Premises and equipment, net	9,394	9,688
Accrued income receivable	4,521	4,288
Goodwill	9,544	9,544
Core deposit intangibles, net	3,136	3,568
Bank owned life insurance	31,127	30,623
Deferred tax asset	9,195	9,102
Assets related to discontinued operations	1,609	1,941
Other assets	9,624	8,107
TOTAL ASSETS	$ 996,786	$ 1,009,976

LIABILITIES
Non-interest bearing deposits	$ 108,055	$ 100,702
Interest bearing deposits	583,685	543,689
Total deposits	691,740	644,391

Other short-term borrowings	90,897	151,935
Advances from Federal Home Loan Bank	101,007	101,026
Guaranteed junior subordinated deferrable interest debentures	20,285	20,285
Total borrowed funds	212,189	273,246
Liabilities related to discontinued operations	504	744
Other liabilities	6,086	6,376
TOTAL LIABILITIES	910,519	924,757

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 23,820,597 shares issued and 19,729,678 outstanding on June 30, 2005; 23,808,760 shares issued and 19,717,841 outstanding on December 31, 2004	59,551	59,522
Treasury stock at cost, 4,090,919 shares for both periods presented	(65,824)	(65,824)
Capital surplus	75,431	75,480
Retained earnings	20,581	19,377
Accumulated other comprehensive loss, net	(3,472)	(3,336)
TOTAL STOCKHOLDERS' EQUITY	86,267	85,219
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 996,786	$ 1,009,976

See accompanying notes to condensed consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 8,105	$ 7,679	$ 16,059	$ 15,370
Deposits with banks	1	7	4	15
Federal funds sold	-	-	-	1
Investment securities:
Available for sale	3,353	4,570	6,822	9,518
Held to maturity	253	366	518	637
Total Interest Income	11,712	12,622	23,403	25,541

INTEREST EXPENSE
Deposits	3,188	2,529	6,033	5,072
Other short-term borrowings	549	440	1,262	855
Advances from Federal Home Loan Bank	1,549	2,977	2,952	5,963
Guaranteed junior subordinated deferrable interest debentures	435	763	870	1,526
Total Interest Expense	5,721	6,709	11,117	13,416

NET INTEREST INCOME	5,991	5,913	12,286	12,125
Provision (benefit) for loan losses	(275)	259	(275)	643

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,266	5,654	12,561	11,482

NON-INTEREST INCOME
Trust fees	1,506	1,347	2,978	2,614
Net realized gains on investment securities	-	111	78	1,048
Net realized gains on loans held for sale	83	115	155	155
Service charges on deposit accounts	704	716	1,288	1,446
Bank owned life insurance	254	276	504	551
Other income	633	796	1,325	1,486
Total Non-Interest Income	3,180	3,361	6,328	7,300

NON-INTEREST EXPENSE
Salaries and employee benefits	4,680	4,605	9,431	9,315
Net occupancy expense	592	653	1,260	1,365
Equipment expense	622	630	1,261	1,278
Professional fees	938	827	1,761	1,623
Supplies, postage and freight	272	292	552	577
Miscellaneous taxes and insurance	447	397	916	838
FDIC deposit insurance expense	69	71	140	143
Amortization of core deposit intangibles	216	358	432	716
Other expense	1,070	1,004	2,096	2,166
Total Non-Interest Expense	$ 8,906	$ 8,837	$ 17,849	$ 18,021

CONTINUED ON NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

Unaudited

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$ 540	$ 178	$ 1,040	$ 761
Provision (benefit) for income taxes	96	(55)	(302)	71
INCOME FROM CONTINUING OPERATIONS	444	233	1,342	690
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAX (BENEFIT) PROVISION $(38), $4, $(72), and $(126), RESPECTIVELY	(74)	21	(139)	(210)

NET INCOME	$ 370	$ 254	$ 1,203	$ 480

PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic net income	$ 0.02	$ 0.02	$ 0.07	$ 0.05
Diluted net income	$ 0.02	$ 0.02	$ 0.07	$ 0.05
PER COMMON SHARE DATA FROM DISCONTINED OPERATIONS:
Basic net loss	$ 0.00	$ 0.00	$ (0.01)	$ (0.02)
Diluted net loss	$ 0.00	$ 0.00	$ (0.01)	$ (0.02)
PER COMMON SHARE DATA:
Basic:
Net income	$ 0.02	$ 0.02	$ 0.06	$ 0.03
Average shares outstanding	19,726	13,969	19,724	13,966
Diluted:
Net income	$ 0.02	$ 0.02	$ 0.06	$ 0.03
Average shares outstanding	19,765	14,024	19,762	14,023
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes to condensed consolidated financial statements.

      AmeriServ Financial, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
OPERATING ACTIVITIES
Net income	$ 1,203	$ 480
Net loss from discontinued operations	(139)	(210)
Income from continuing operations	1,342	690
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
(Benefit) provision for loan losses	(275)	643
Depreciation expense	905	1,048
Amortization expense of core deposit intangibles	432	716
Net amortization of investment securities	818	1,224
Net realized gains on investment securities – available for sale	(78)	(1,048)
Net realized gains on loans held for sale	(155)	(155)
Amortization of deferred loan fees	(222)	(228)
Origination of mortgage loans held for sale	(12,000)	(15,805)
Sales of mortgage loans held for sale	11,221	13,456
Increase in accrued income receivable	(233)	(338)
Decrease in accrued expense payable	(456)	(239)
Net increase in other assets	(1,486)	(5,557)
Net increase in other liabilities	738	1,601
Net cash provided by (used in) operating activities from continuing operations	551	(3,992)
Net cash used in operating activities from discontinued operations	(139)	(135)
Net cash provided by (used in) operating activities	412	(4,127)

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(30,828)	(298,831)
Purchases of investment securities and other short-term investments -
held to maturity	-	(17,050)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	32,719	49,322
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	2,008	3,548
Proceeds from sales of investment securities and
other short-term investments – available for sale	10,772	222,227
Long-term loans originated	(54,362)	(103,567)
Principal collected on long-term loans	55,756	84,754
Loans purchased or participated	(2,196)	(8,526)
Loans sold or participated	1,000	31,500
Net increase in other short-term loans	(423)	(185)
Purchases of premises and equipment	(611)	(378)
Net cash provided by (used in) investing activities	13,835	(37,186)

FINANCING ACTIVITIES
Net increase in deposit accounts	47,349	16,344
Net (decrease) increase in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(61,038)	26,346
Net principal repayments of advances from Federal Home Loan Bank	(19)	(5,016)
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(812)	(1,458)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	62	78
Costs associated with private placement	(81)	-
Net cash provided by (used in) financing activities	(14,539)	36,294

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING AND DISCONTINUED OPERATIONS	(292)	(5,019)
CASH AND CASH EQUIVALENTS AT JANUARY 1	20,573	24,773
CASH AND CASH EQUIVALENTS AT JUNE 30	$ 20,281	$ 19,754

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), AmeriServ Associates, Inc., (AmeriServ Associates) and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 22 locations in Pennsylvania.  Standard Mortgage Corporation of Georgia (SMC), a former subsidiary of the Bank, was a mortgage banking company whose business included the servicing of mortgage loans. On December 28, 2004, the Company entered into an agreement to sell its remaining mortgage servicing rights and discontinue operations of this non-core business (see Note #19).  AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.  The Trust Company offers a complete range of trust and financial services and has $1.5 billion in assets under management.  The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.

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

3.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options to purchase 141,095 and 112,857 shares of common stock were outstanding as of June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

	Three months ended June 30,			Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$444	$233	$1,342	$690
Income (loss) from discontinued
operations:	(74)	21	(139)	(210)
Net Income	$370	$254	$1,203	$480

Denominator:
Weighted average common shares
outstanding (basic)	19,726	13,969	19,724	13,966
Effect of stock options	39	55	38	57
Weighted average common shares
outstanding (diluted)	19,765	14,024	19,762	14,023

Earnings per share from continuing
operations:
Basic	$0.02	$0.02	$0.07	$0.05
Diluted	0.02	0.02	0.07	0.05

Loss per share from discontinued
operations:
Basic	$0.00	$0.00	$(0.01)	$(0.02)
Diluted	0.00	0.00	(0.01)	(0.02)

Earnings per share:
Basic	$0.02	$0.02	$0.06	$0.03
Diluted	0.02	0.02	0.06	0.03

Stock-based Compensation

Employee compensation expense under stock options is reported using the intrinsic value method.  The following pro forma information regarding net income and earnings per share assumes stock options granted subsequent to December 31, 1994, had been accounted for under the fair value method and the estimated fair value of the options is amortized to expense over the vesting period.  The compensation expense, net of related tax, of $21,000 and  $43,000 for the three and six months ended June 30, 2005, and $19,000 and $34,000 for the three and six months ended June 30, 2004, respectively, is included in the pro forma net income as reported below (in thousands, except per share data).

	Three months ended June 30,			Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$370	$254	$1,203	$480
Less: Total stock-based compensation cost, net of taxes	21	19	43	34
Pro forma net income	$349	$235	$1,160	$446

Earnings per share:
Basic – as reported	$0.02	$0.02	$0.06	$0.03
Basic – pro forma	0.02	0.02	0.06	0.03
Diluted – as reported	0.02	0.02	0.06	0.03
Diluted – pro forma	0.02	0.02	0.06	0.03

4.

Comprehensive Income (Loss)

For the Company, comprehensive income (loss) includes net income and unrealized holding gains and losses from available for sale investment securities.  The changes in other comprehensive income (loss) are reported net of income taxes, as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net income	$ 370	$ 254	$ 1,203	$ 480

Other comprehensive income (loss), before tax:
Unrealized security gains (losses) on available for sale securities arising during period	3,366	(16,253)	(128)	(10,491)
Income tax effect	(1,144)	5,526	44	3,567
Reclassification adjustment for gains on available for sale securities included in net income	-	(111)	(78)	(1,048)
Income tax effect	-	38	26	356
Other comprehensive income (loss), net of tax:	2,222	(10,800)	(136)	(7,616)

Comprehensive income (loss)	$2,592	$(10,546)	$ 1,067	$(7,136)

5.

Condensed Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  For the Parent Company, cash and cash equivalents also include short-term investments.  The Company made $48,000 in income tax payments in the first six months of 2005 as compared to $3,165,000 for the first six months of 2004.  Total interest expense paid amounted to $11,573,000 in 2005's first six months compared to $13,655,000 in the same 2004 period.

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

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

June 30, 2005		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 5,421	$ 1	$ (95)	$ 5,327
U.S. Agency	58,412	10	(330)	58,092
U.S. Agency mortgage- backed securities	277,593	16	(4,985)	272,624
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	13,057	-	-	13,057
Other securities (1)	10,896	41	-	10,937
Total	$ 365,379	$ 68	$ (5,410)	$ 360,037

(1)Other investment securities include corporate notes and bonds and asset-backed securities.

Investment securities held to maturity (HTM):

June 30, 2005		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,317	$ 35	$ (4)	$ 3,348
U.S. Agency	11,503	29	(146)	11,386
U.S. Agency mortgage-
backed securities	10,541	133	-	10,674
Total	$ 25,361	$ 197	$ (150)	$ 25,408

Investment securities available for sale (AFS):

December 31, 2004		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 10,071	$ 1	$ (90)	$ 9,982
U.S. Agency	33,219	20	(356)	32,883
U.S. Agency mortgage-
backed securities	305,986	48	(4,794)	301,240
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	17,059	-	-	17,059
Other securities (1)	12,381	39	-	12,420
Total	$ 378,716	$ 108	$ (5,240)	$ 373,584

(1)Other investment securities include corporate notes and bonds and asset-backed securities.

Investment securities held to maturity (HTM):

December 31, 2004		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,348	$ 46	$ (1)	$ 3,393
U.S. Agency	11,522	31	(161)	11,392
U.S. Agency mortgage-
backed securities	12,565	200	-	12,765
Total	$ 27,435	$ 277	$ (162)	$ 27,550

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  96.5% of the portfolio was rated "AAA" at June 30, 2005 and December 31, 2004.  Approximately 1.8% of the portfolio at both June 30, 2005 and December 31, 2004, was rated below "A" or unrated.

The following tables present information concerning investments with unrealized losses as of June 30, 2005 (in thousands):

Investment securities available for sale:

June 30, 2005	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$ 4,929	$ (95)	$ 4,929	$ (95)
U.S. Agency	26,645	(103)	20,798	(227)	47,443	(330)
U.S. Agency mortgage-
backed securities	77,631	(855)	189,481	(4,130)	267,112	(4,985)
Total	$104,276	$ (958)	$ 215,208	$ (4,452)	$319,484	$ (5,410)

Investment securities held to maturity:

June 30, 2005	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 1,116	$ (4)	$ -	$ -	$ 1,116	$ (4)
U.S. Agency	-	-	7,889	(146)	7,889	(146)
Total	$ 1,116	$ (4)	$ 7,889	$ (146)	$ 9,005	$ (150)

Given the quality of the investment portfolio (greater than 96% rated AAA), the Company believes the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements.

7.

Loans Held for Sale

At June 30, 2005, $733,000 of certain newly originated fixed-rate residential mortgage loans were classified as held for sale, because it is management's intent to sell these residential mortgage loans.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net realized gains on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statements of Operations.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Company has the intent to sell the loan to an outside investor.   The historical dollar amount of commitments outstanding has not been material.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Commercial	$ 71,458	$ 72,011
Commercial loans secured by real estate	228,500	225,661
Real estate – mortgage	202,403	201,406
Consumer	20,547	23,285
Total loans	522,908	522,363
Less: Unearned income	1,204	1,634
Loans, net of unearned income	$ 521,704	$ 520,729

Real estate-construction loans comprised 6.1%, and 6.3% of total loans, net of unearned income, at June 30, 2005 and December 31, 2004, respectively.  The Company has no direct credit exposure to foreign countries.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Balance at beginning of period	$9,856	$11,379	$9,893	$11,682
Transfer from (to) reserve for unfunded loan commitments	(23)	(99)	-	(189)
Charge-offs:
Commercial	-	(220)	(28)	(455)
Commercial loans secured by real estate	(59)	(24)	(59)	(650)
Real estate-mortgage	(10)	(2)	(55)	(96)
Consumer	(105)	(407)	(197)	(507)
Total charge-offs	(174)	(653)	(339)	(1,708)
Recoveries:
Commercial	38	11	63	387
Commercial loans secured by real estate	5	1	11	1
Real estate-mortgage	21	2	33	33
Consumer	32	32	94	83
Total recoveries	96	46	201	504

Net charge-offs	(78)	(607)	(138)	(1,204)
Provision for loan losses	(275)	259	(275)	643
Balance at end of period	$ 9,480	$10,932	$ 9,480	$10,932

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.06%	0.48%	0.05%	0.48%
Annualized provision for loan losses	(0.21)	0.21	(0.11)	0.21
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.81	2.18	1.81	2.18
Total classified loans	$16,654	$24,617	$16,654	$24,617

10.

Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon:  1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $11,566,000 and $11,974,000 being specifically identified as impaired and a corresponding reserve allocation of $2,527,000 and $2,713,000 at June 30, 2005, and December 31, 2004, respectively.  The average outstanding balance for loans being specifically identified as impaired was $11,744,000 for the six months of 2005 compared to $10,789,000 for the six months of 2004.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired loans during the first six months of 2005 was $391,000, compared to $255,000 for the first six months of 2004.

The following table sets forth the allocation of the allowance for loan losses among various categories.  This allocation is determined using the methodology described in Note #9.  This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

		June 30, 2005		December 31, 2004
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category		Category
	Amount	To Loans	Amount	To Loans
Commercial	$2,337	13.7%	$ 2,173	13.8%
Commercial loans secured
by real estate	4,962	43.7	5,519	43.2
Real estate - mortgage	345	38.9	346	38.9
Consumer	1,026	3.7	1,074	4.1
Allocation to general risk	810	-	781	-
Total	$9,480	100.0%	$ 9,893	100.0%

Even though residential real estate-mortgage loans comprise approximately 39% of the Company's total loan portfolio, only $345,000 or 3.6% of the total allowance for loan losses is allocated against this loan category.  The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.

At June 30, 2005, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	June 30,	December 31,
Non-accrual loans	2005	2004
	(In thousands)
Commercial	$659	$802
Commercial loans secured by real estate	505	606
Real estate-mortgage	1,648	2,049
Consumer	391	412
Loans	$3,203	$3,869

Past due 90 days or more and still accruing
Commercial	$7	$—
Loans	$7	$—

Other real estate owned
Real estate-mortgage	$115	$15
Consumer	9	10
Loans	$124	$25

Total non-performing assets	$3,334	$3,894
Total non-performing assets as a percent of loans
and loans held for sale, net of unearned income,
and other real estate owned	0.64%	0.75%
Total restructured loans	$258	$5,685

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income due in accordance
With original terms	$ 51	$125	$105	$252
Interest income recorded	-	(4)	(1)	(17)
Net reduction in interest income	$ 51	$121	$104	$235

12.

Derivative Hedging Instruments

The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in banking activities.  The Company uses derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cash flow variability associated with certain variable rate debt by converting the debt to fixed rates.  A summary of the Company’s derivative hedge transactions is as follows:

Fair Value Hedges:

In June 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 6.10% that is callable quarterly with a remaining maturity of five years.   The Company receives a fixed rate of 2.58% and makes variable rate payments based on 90-day LIBOR.  In December 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 5.89% that is callable quarterly with a remaining five-year maturity.  The Company receives a fixed rate of 5.89% and makes variable rate payments based on 90-day LIBOR plus 246 basis points.  The swaps are carried at their fair values and the carrying amount of the FHLB advances includes the change in their fair values since the inception of the hedge.  Because the hedges are considered highly effective and qualify for the shortcut method of accounting treatment, changes in the swap’s fair value exactly offset the corresponding changes in the fair value of the FHLB advances and as a result, the change in fair value does not have any impact on net income.  The Company performed effectiveness testing by isolating the change in value of the interest rate swaps and swaptions and comparing that to the change in value of the FHLB convertible advances that were hedged.  The effectiveness test results of the two hedges for the six months ending June 30, 2005 were 93.5% and 85.6%, respectively.

The following table summarizes the interest rate swap transactions that impacted the Company’s year to date 2005 performance:

2005							Increase
				Fixed	Floating		(Decrease)
Hedge	Notional	Start	Termination	Rate	Rate	Repricing	In Interest
Type	Amount	Date	Date	Received	Paid	Frequency	Expense

Fair value	$50,000,000	6-09-03	9-22-10	2.58%	2.70%	Quarterly	$ 63,043
Fair value	$50,000,000	12-11-03	1-11-10	5.89%	5.27%	Quarterly	(156,764)
							$ (93,721)

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

13.

Intangible Assets

The Company’s balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposits).  In accordance with the provisions of SFAS #142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized.  Instead, such intangibles are evaluated for impairment at the reporting unit level at least annually in the third quarter. Any resulting impairment would be reflected as an operating expense.  The Company’s only intangible, other than goodwill, is its core deposit intangible, which the Company currently believes has a remaining finite life of approximately three years.

As of June 30, 2005, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $14.4 million.  As of December 31, 2004, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $14.0 million.  The weighted average amortization period of the Company’s core deposit intangibles at June 30, 2005, is 3.6 years and was 4.6 at June 30, 2004. Amortization expense for the six months ended June 30, 2005 totaled $432,000and totaled$716,000 for the six months ended June 30, 2004. Estimated amortization expense for the remainder of 2005 and the next four years is summarized as follows (in thousands):

Remaining 2005	$ 433
2006	865
2007	865
2008	865
2009	108

14.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings consist of the following at June 30, 2005, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 90,897	3.44%

Advances and wholesale repurchase	2010	100,000	6.00
agreements	2011 and after	1,007	6.45

Total advances and wholesale		101,007	6.00
repurchase agreements

Total FHLB borrowings		$ 191,904	4.79%

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

15.

Regulatory Matters

On February 28, 2003, the Company and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (Federal Reserve) and the Pennsylvania Department of Banking (Department).  Under the terms of the MOU, the Company and the Bank cannot declare dividends, the Company may not redeem any of its own stock, and the Company cannot incur any additional debt other than in the ordinary course of business, in each case, without the prior written approval of the Federal Reserve and the Department.  Accordingly, the Board of Directors of the Company cannot reinstate the previously suspended common stock dividend, or reinstitute its stock repurchase program without the concurrence of the Federal Reserve and the Department.  Other provisions of the MOU require the Company and the Bank to: (i) improve credit quality and credit administration practices, (ii) improve data security and disaster recovery procedures, (iii) make periodic reports to the Federal Reserve and the Department regarding compliance with the MOU, and (iv) appoint a committee of independent directors to monitor compliance with the MOU.  The MOU will remain in effect until modified or terminated by the Federal Reserve and the Department.  The Company believes it is in full compliance with the MOU.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 104,853	17.45%	$ 48,060	8.00%	$ 60,076	10.00%
Bank	96,644	16.25	47,569	8.00	59,461	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	97,344	16.20	24,030	4.00	36,045	6.00
Bank	89,211	15.00	23,785	4.00	35,677	6.00

Tier 1 Capital (to Average Assets)
Consolidated	97,344	9.92	39,234	4.00	49,043	5.00
Bank	89,211	9.18	38,864	4.00	48,580	5.00

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

The contribution of the major business segments to the consolidated results of operations for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands, except ratios):

	Three months ended		Six months ended
	June 30, 2005		June 30, 2005		June 30, 2005
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,368	$ 392	$ 12,585	$ 858	$ 345,886
Commercial lending	1,439	419	2,877	840	260,004
Trust	1,609	324	3,133	625	1,991
Other fee based	97	(14)	252	10	1,898
Investment/Parent	(342)	(677)	(233)	(991)	385,398
Total from continuing operations	9,171	444	18,614	1,342	995,177
Total from discontinued operations	120	(74)	232	(139)	1,609
Total	$ 9,291	$ 370	$ 18,846	$ 1,203	$ 996,786

	Three months ended		Six months ended
	June 30, 2004		June 30, 2004		June 30, 2004
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,916	$ 405	$ 13,261	$ 577	$ 362,948
Commercial lending	1,435	165	2,565	99	228,483
Trust	1,362	279	2,650	478	1,395
Other fee based	115	45	390	112	2,086
Investment/Parent	(554)	(661)	559	(576)	581,553
Total from continuing operations	9,274	233	19,425	690	1,176,465
Total from discontinued operations	144	21	270	(210)	1,941
Total	$ 9,418	$ 254	$ 19,695	$ 480	$ 1,178,406

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $89.0 million and standby letters of credit of $3.2 million as of June 30, 2005.

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

The Company received net proceeds of $22.8 million after payment of offering expenses of $3.0 million and used the net proceeds to strengthen its balance sheet.  The specific actions included a $125 million reduction in high-cost long-term borrowings from the FHLB, the repurchase or redemption of $15.3 million of outstanding AmeriServ Trust Preferred Stock, and the closure of Standard Mortgage Corporation of Georgia.  The Company incurred penalties in connection with the prepayment of the advances, and expenses associated with reducing the amount of Trust Preferred Stock, and the closure of Standard Mortgage Corporation of Georgia totaling approximately $10.0 million, after-tax.

19.

Discontinued Operations

As of December 28, 2004, SMC entered into an agreement to sell its remaining mortgage servicing rights.  This action resulted in the closing of this non-core business which exposed the Company to greater balance sheet market risk and earnings volatility.  As a result of this transaction all assets and liabilities of SMC are reported as discontinued operations as of December 31, 2004.  SMC completed the transfer of all files related to the servicing rights in the first half of 2005 and ceased operations as of June 30, 2005.  The major asset and liability categories of net discontinued operations as of June 30, 2005 and 2004 are as follows (in thousands):

	June 30, 2005	December 31, 2004
Cash and due from banks	$1,279	$757
Other assets	330	1,184
Other liabilities	(504)	(744)
Net assets of discontinued operations	$ 1,105	$ 1,197

SMC ‘s operations had previously been reported as the Company’s mortgage banking segment.  All results have been removed from the Company’s continuing operations for all periods presented.  The results of SMC presented as discontinued operations in the Consolidated Statement of Operations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)

NON-INTEREST INCOME
Net mortgage servicing fees	$—	$47	$50	$99
Other income	161	97	254	171
Total Non-Interest Income	161	144	304	270

NON-INTEREST EXPENSE
Salaries and employee benefits	60	198	240	403
Net occupancy expense	158	46	208	91
Equipment expense	12	57	26	113
Professional fees	40	6	20	14
Supplies, postage, and freight	3	29	22	48
Miscellaneous taxes and insurance	—	3	(1)	2
Impairment credit for mortgage servicing rights	—	(264)	—	(164)
Other expense	—	44	—	99
Total Non-Interest Expense	273	119	515	606

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(112)	25	(211)	(336)
Provision (benefit) for income taxes	(38)	4	(72)	(126)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(74)	$21	$(139)	$(210)

PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
Basic:
Net loss	$ 0.00	$ 0.00	$ (0.01)	$ (0.02)
Diluted:
Net loss	$ 0.00	$ 0.00	$ (0.01)	$ (0.02)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS ("M.D.& A.")

2005 SECOND QUARTER SUMMARY OVERVIEW… In the second quarter of 2005 AmeriServ continued its turnaround.  In 2004 new capital permitted AmeriServ to eliminate a portion of the structural impediments that were absorbing cash and retarding profitability.  These impediments needed to be removed for AmeriServ to execute its new strategic direction.  2005 is the year for AmeriServ to return to the business of banking.  In the second quarter of 2005, AmeriServ earned $370,000 or $0.02 per diluted share compared to $254,000 or $0.02 per diluted share in the second quarter of 2004.  For the six month period ended June 30, 2005, the Company earned $1.2 million or $0.06 per diluted share, which represents improvement over the net income of $480,000 or $0.03 per diluted share reported for the six-month period ended June 30, 2004.  As in the first quarter, AmeriServ’s improving earnings come from traditional community banking activities.  This is a sign that the Company’s performance has improved as anticipated, since the private placement offering in the fourth quarter of 2004.  A few more specific comments that warrant mention are as follows:

•

The second quarter 2005 borrowings from the Federal Home Loan Bank of Pittsburgh declined from the second quarter 2004 average by $192 million and represented only 17% of total average assets.

•

Expenses incurred in the closing of the Standard Mortgage Corporation of Georgia are contained within the second quarter financials of 2005.  This caused a loss from discontinued operations of $74,000 in the second quarter of 2005 compared to a profit from discontinued operations of $21,000 in the second quarter of 2004.

•

Asset quality continued its steady improvement with non-performing assets declining $560,000 from December 31, 2004.  The Allowance for Loan Losses now provides a coverage level of 284% of the remaining non-performing assets.

•

Deposits have continued their recovery from the low point reached in the fourth quarter of 2004.  This reflects improved levels at the Retail Bank and an increase in Trust Company deposits.

•

AmeriServ Trust and Financial Services Company continues its strong performance.  Net income in the first half of 2005 surpassed the first half of 2004 by 19%.

•

Non-interest expenses continued to decline for the sixth month period ended June 30, 2005.  This performance included the beginnings of the substantial expenses needed to comply with new internal control certification requirements mandated by the Sarbanes-Oxley legislation of 2002.

•

Also included within the loss for discontinued operations for the first six months of 2005 were the closing costs of Standard Mortgage Corporation of Georgia.

This is not to say that there is a scarcity of challenges.  Most specifically, loan growth has been weak in the first half of 2005.  Also, while great strides have been made in expense control, the company still reported an efficiency ratio of 97% in the second quarter of 2005.  Deposits have recovered from their low point but still do not have strong upward momentum.  But perhaps most specifically, the remaining structural impediments continue to retard additional improvement by the Company.  During the first half of 2005 debt service payments on the remaining $20 million of Trust Preferred shares totaled over $800,000.  At the same time the interest rate increases by the Federal Reserve placed the remaining borrowings from the Federal Home Loan Bank of Pittsburgh and the related interest rate swaps in an increasingly negative position.  It is essential that additional revenue be developed to cope with these expenses.

When considering these several issues it is important to note the positive impact of the 2004 capital infusion.  AmeriServ has its strongest balance sheet in many years and has materially improved its first half 2005 earnings performance over 2004.  The Board and management continue to pursue both mitigants for the negative elements and action plans to improve future earnings performance.

THREE MONTHS ENDED JUNE 30, 2005 VS. THREE MONTHS ENDED JUNE 30, 2004

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months Ended
	June 30, 2005	June 30, 2004
FROM CONTINUING OPERATIONS:
Net income	$ 444	$ 233
Diluted earnings per share	0.02	0.02
Return on average equity	2.10%	1.29%
FROM DISCONTINUED OPERATIONS:
Net income (loss)	$ (74)	$ 21
Diluted earnings per share	0.00	0.00
TOTAL RESULTS:
Net income	$ 370	$ 254
Diluted earnings per share	0.02	0.02
Return on average equity	1.75%	1.41%

The Company continued to improve its profitability after its fourth quarter 2004 loss by reporting net income for the second quarter of 2005 of $370,000 or $0.02 per diluted share.  This represents an increase of $116,000 from the reported net income of $254,000 or $0.02 per share in the second quarter of 2004.  Asset quality improvements, which allowed us to release a portion of our allowance for loan losses into earnings, benefits of the balance sheet repositioning strategies executed in the fourth quarter 2004, and increased net income contribution from the trust company were the main factors responsible for the increased net income in the second quarter of 2005.  These positive items more than offset a reduction in non-interest income due primarily to no investment security gains in the second quarter of 2005 and an increased loss from discontinued operations due to the closure costs associated with exiting the mortgage servicing business.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the second quarter of 2005 to the second quarter of 2004 (in thousands, except percentages):

	Three months ended June 30, 2005	Three months ended June 30, 2004	$ Change	% Change
Interest income	$ 11,712	$ 12,622	$ (910)	(7.2)%
Interest expense	5,721	6,709	(988)	(14.7)
Net interest income	$ 5,991	$ 5,913	$ 78	1.3

Net interest margin	2.63%	2.25%	0.38	N/M

N/M - not meaningful

The Company’s net interest income in the second quarter of 2005 increased by $78,000 from the prior year second quarter as the benefits from an increased net interest margin more than offset a reduced level of earning assets.   Specifically, the net interest margin increased by 38 basis points to 2.63% while the level of average earning assets declined by $145 million.  Both of these items reflect the deleveraging of high cost debt from the Company’s balance sheet which has resulted in lower levels of both borrowed funds and investment securities.  The Company’s net interest margin also benefited from increased loans in the earning asset mix as total loans outstanding averaged $519 million in the second quarter of 2005 a $23 million or 4.7% increase from the prior year second quarter. This loan growth was most evident in the commercial loan portfolio as a result of successful new business development efforts.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the second quarter of 2005 decreased by $910,000 or 7.2% when compared to the same 2004 quarter. This decrease was due to a $145 million decline in average earning assets but was partially offset by a 36 basis point increase in the earning asset yield to 5.14%.  Within the earning asset base, the yield on the total investment securities portfolio increased by 13 basis points to 3.69% while the yield on the total loan portfolio increased by 11 basis points to 6.20%. This increase in the loan portfolio yield reflects the higher interest rate environment in 2005.  The increase in the investment securities yield in the second quarter of 2005 reflects reduced premium amortization expense on mortgage backed securities also resulting from the slowly rising interest rate environment in effect throughout 2005.

The $145 million decline in the volume of average earning assets was due to a $163 million or 30.0% reduction in average investment securities partially mitigated by a $23.2 million increase in average loans.  The average investment securities decline in the second quarter of 2005 reflects the impact of the Company’s deleveraging strategy which began in the second half of 2004.  The increase in average loans reflects the successful commercial loan growth as the Company was able to generate new business.  This commercial loan growth led to a greater composition of loans in the earning asset mix that favorably impacted the Company’s net interest income and net interest margin.

The Company's total interest expense for the second quarter of 2005 decreased by $988,000 or 14.7% when compared to the same 2004 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities. Total average interest bearing liabilities were $159 million lower in the second quarter of 2005 as we reduced the size of our leverage program in the fourth quarter of 2004 by retiring $125 million of high cost FHLB advances.  We continued to further reduce the borrowed funds position in 2005 with cash flows provided by the investment securities portfolio and higher deposit balances.

The total cost of funds for the second quarter of 2005 increased by seven basis points to 2.87% and was due to the increased volume of deposits when compared to the second quarter 2004.  Specifically, the total average deposits increased by $46.6 million or 7.0% compared to the second quarter of 2004, while the interest cost on interest bearing deposits increased by 29 basis points to 2.11%.  The other factor contributing to the increased cost of funds was the change associated with the total average borrowings.  While the average balance declined by $207 million or 52.2%, as a result of the deleveraging strategy, the average cost of the remaining borrowings increased by 111 basis points to 5.34% due to rising short-term interest rates since the second quarter of 2004.  This caused the upward repricing of the Company’s $100 million of interest rate swaps and remaining short-term borrowings.  Specifically, the benefit provided from the Company being a net receiver under the interest rate hedges decreased from $468,000 net received in the second quarter of 2004 to $18,000 net payer in the second quarter of 2005.  However, with the successful completion of its $25.8 million private placement of common stock, the Company paid-off the more expensive longer term FHLB advances and redeemed trust preferred securities in the fourth quarter of 2004.  This strengthened the Company’s balance sheet by reducing the interest rate risk profile of the Company and led to overall lower interest expense and an improved net interest margin in the second quarter of 2005.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2005 and June 30, 2004 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do not include non-accrual loans, but interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of approximately 34% is used to compute tax-equivalent yields.

Three months ended June 30  (In thousands, except percentages)

		2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 518,735	$ 8,133	6.20%	$ 495,519	$ 7,708	6.09%
Deposits with banks	524	1	0.75	5,117	7	0.59
Federal funds sold	-	-	-	47	-	0.87
Investment securities – AFS	365,177	3,353	3.67	518,530	4,570	3.53
Investment securities – HTM	25,895	253	3.91	35,895	366	4.08
Total investment securities	391,072	3,606	3.69	554,425	4,936	3.56
Total interest earning assets/interest income	910,331	11,740	5.14	1,055,108	12,651	4.78
Non-interest earning assets:
Cash and due from banks	20,290			21,221
Premises and equipment	9,523			10,580
Assets of discontinued operations	1,718			3,511
Other assets	61,513			66,392
Allowance for loan losses	(9,841)			(11,258)
TOTAL ASSETS	$993,534			$1,145,554

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 54,089	$ 47	0.35%	$ 53,266	$ 37	0.28%
Savings	99,410	214	0.86	106,627	236	0.89
Money markets	163,391	795	1.95	118,704	298	1.01
Other time	288,499	2,132	2.96	279,128	1,958	2.82
Total interest bearing deposits	605,389	3,188	2.11	557,725	2,529	1.82
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	68,212	549	3.18	134,982	440	1.29
Advances from Federal Home Loan Bank	101,011	1,549	6.15	226,050	2,977	5.30
Guaranteed junior subordinated deferrable interest debentures	20,285	435	8.58	35,567	763	8.58
Total interest bearing liabilities/interest expense	794,897	5,721	2.87	954,324	6,709	2.80
Non-interest bearing liabilities:
Demand deposits	106,234			107,295
Liabilities of discontinued operations	612			551
Other liabilities	6,959			10,722
Stockholders' equity	84,832			72,662
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$993,534			$1,145,554
Interest rate spread			2.27			1.98
Net interest income/ net interest margin		6,019	2.63%		5,942	2.25%
Tax-equivalent adjustment		(28)			(29)
Net Interest Income		$ 5,991			$ 5,913

…..PROVISION FOR LOAN LOSSES..... The Company recorded a provision for loan loss benefit in the second quarter of 2005 of $275,000 compared a loan loss provision of $259,000 in the second quarter of 2004.  The reduced provision for loan losses in 2005 reflects improvements in asset quality most evidenced by lower levels of non-performing assets, classified loans and net charge-offs.  Net charge-offs in the second quarter of 2005 totaled only $78,000 or 0.06% of total average loans compared to net charge-offs of $607,000 or 0.48% of total average loans in the second quarter of 2004.

Classified loans (loans rated substandard or doubtful) totaled $16.7 million at June 30, 2005; a decrease of $8.0 million or 32.3% from June 30, 2004.  Non-performing assets decreased from $10.2 million or 2.02% of total loans at June 30, 2004 to $3.3 million or 0.64% of total loans at June 30, 2005 evidencing the successful work-out efforts.  As a result of the lower level of non-performing assets, the Company’s loan loss reserve coverage of non-performing assets amounted to 284% at June 30, 2005 compared to 108% at June 30, 2004 and 254% at December 31, 2004.  The allowance for loan losses as a percentage of total loans was 1.81% at June 30, 2005 compared to 2.18% at June 30, 2004 and 1.90% at December 31, 2004.

.....NON-INTEREST INCOME..... Non-interest income for the second quarter of 2005 totaled $3.2 million; an $181,000 or 5.4% decrease from the second quarter 2004 performance.  Factors contributing to the lower non-interest income in 2005 included:

* a $111,000 decrease in gains realized on investment security sales as the higher interest rate environment caused no security sales in the second quarter of 2005.

*  a $159,000 or 11.8% increase in trust fees due to continued successful union related new business development efforts particularly with the BUILD and ERECT Funds and a full quarter benefit of new customer fee schedules that were implemented in the fourth quarter of 2004.

* a $163,000 or 20.5% decrease in other income due to lower mortgage production related revenues, reduced fees from investment advisory and consulting services, and  declines in several other fee income categories.

.....NON-INTEREST EXPENSE..... Non-interest expense for the second quarter of 2005 totaled $8.9 million; a $69,000 or 0.8% increase from the second quarter 2004 performance. Factors contributing to the higher non-interest expense in 2005 included:

* professional fees increased by $111,000 or 13.4% due to higher legal costs and the initial costs associated with implementing Sarbanes-Oxley Section 404.

* salaries and employee benefits increased by $75,000 or 1.6% as higher medical insurance costs and pension costs have more than offset the benefit of a smaller employee base.

*  core deposit amortization expense decreased by $142,000 due to the full amortization of a core deposit intangible from a prior acquisition.

* miscellaneous taxes and insurance expense increased by $50,000 due to higher premiums for directors and officers liability insurance in 2005.

.....INCOME TAX EXPENSE..... The Company recognized an income tax provision of $96,000 or an effective tax rate of 17.8% in the second quarter of 2005 compared to an income tax benefit of $55,000 in the second quarter of 2004.  The Company’s overall tax rate is lowered by the income received on Bank Owned Life Insurance which is non-taxable.  The higher income tax expense in 2005 resulted from the Company’s improved pre-tax earnings from continuing operations which have increased by $362,000 when the second quarter of 2005 is compared to the second quarter of 2004.

SIX MONTHS ENDED JUNE 30, 2005 VS. SIX MONTHS ENDED JUNE 30, 2004

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
FROM CONTINUING OPERATIONS:
Net income	$ 1,342	$ 690
Diluted earnings per share	0.07	0.05
Return on average equity	3.18%	1.89%
FROM DISCONTINUED OPERATIONS:
Net loss	$ (139)	$ (210)
Diluted earnings per share	(0.01)	(0.02)
TOTAL RESULTS:
Net income	$ 1,203	$ 480
Diluted earnings per share	0.06	0.03
Return on average equity	2.85%	1.31%

The Company continued its turnaround in the first six months of 2005 by reporting net income of $1.2 million or $0.06 per diluted share.  This represents an increase of $723,000 from the reported net income of $480,000 or $0.03 per share in the first six months of 2004.  Asset quality improvements, which allowed us to release a portion of the allowance for loan losses into earnings, reduced non-interest expenses, higher net interest income and an income tax benefit were the main factors responsible for the increased net income in the first six months of 2005.  These positive items more than offset a reduction in non-interest income due primarily to fewer investment security gains in the first six months of 2005.  The Company also benefited from a $71,000 reduction in the loss from discontinued operations in the first six months of 2005.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first six months of 2005 to the first six months of 2004 (in thousands, except percentages):

	Six months ended June 30, 2005	Six months ended June 30, 2004	$ Change	% Change
Interest income	$ 23,403	$ 25,541	$(2,138)	(8.4)%
Interest expense	11,117	13,416	(2,299)	(17.1)
Net interest income	$ 12,286	$ 12,125	$ 161	1.3

Net interest margin	2.69%	2.32%	0.37	N/M

N/M - not meaningful

The Company’s net interest income in the first six months of 2005 increased by $161,000 from the prior year first six months as the benefits from an increased net interest margin more than offset a reduced level of earning assets.   Specifically, the net interest margin increased by 37 basis points to 2.69% while the level of average earning assets declined by $135 million.  Both of these items reflect the repayment of high cost debt by the Company, which has resulted in lower levels of both borrowed funds and investment securities.  The Company’s net interest margin also benefited from increased loans in the earning asset mix as total loans outstanding averaged $519 million in the first six months of 2005 a $23 million or 4.7% increase from the prior year first six months.  Deposits continued their recovery from the low point reached in the fourth quarter of 2004.  Total deposits averaged $696 million for the first six months of 2005, a $34 million or 5.2% increase from the same 2004 period due to increased deposits from the trust company’s operations.  Overall, the Company has been able to generate increased net interest income from a smaller but stronger balance sheet despite the negative impact resulting from a flatter yield curve in 2005.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the first six months of 2005 decreased by $2.1 million or 8.4% when compared to the same 2004 period. This decrease was due to a $135 million decline in average earning assets but was partially offset by a 26 basis point increase in the earning asset yield to 5.13%.  Within the earning asset base, the yield on the total investment securities portfolio increased by five basis points to 3.76% while the yield on the total loan portfolio increased by six basis points to 6.16%. Both of these increases reflect the impact of the higher interest rate environment in 2005 as the Federal Reserve has increased short-term interest rates by 200 basis points over the past year.  Note that the higher yields reflect the upward repricing of floating rate assets as the yields on fixed rate loans and securities are essentially the same as the prior year due to the flattening of the yield curve.

The $135 million decline in the volume of average earning assets was due to a $155 million or 28.2% reduction in average investment securities partially mitigated by a $23 million increase in average loans.    Commercial loan growth led to a greater composition of loans in the earning asset mix which favorably impacted the Company’s net interest income and net interest margin.

The Company's total interest expense for the first six month of 2005 decreased by $2.3 million or 17.1% when compared to the same 2004 period.  This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $148 million lower in the first six months of 2005 as we reduced the size of our leverage program in the fourth quarter of 2004 by retiring $125 million of high cost FHLB advances. We also used a portion of the proceeds from the private placement to retire $15.3 million of guaranteed junior subordinated deferrable interest debentures which favorably reduced interest expense by $656,000 in the first half of 2005.

The total cost of funds for the first six months of 2005 declined by four basis points to 2.78% and was driven down by a reduced volume of borrowings when compared to the first six months of 2004.  Specifically, the total of average borrowings decreased by $184 million or 47.0% compared to the first six months of 2004. This decline reflects the full impact of the balance sheet repositioning strategies executed in the fourth quarter of 2004.  Given the successful completion of its $25.8 million private placement of common stock, the Company paid-off the more expensive longer term FHLB advances and redeemed trust preferred securities in the fourth quarter of 2004.  This reduced the interest rate risk profile of the Company and led to lower interest expense and an improved net interest margin in the first six months of 2005.  Note that some of the improvement in net interest income and net interest margin was masked by the upward repricing of the Company’s $100 million of interest rate swaps and remaining short-term borrowings due to the previously mentioned 200 basis point increase in the fed funds rate and 90 day libor rate.  Specifically, the benefit provided from the Company being a net receiver under the interest rate hedges decreased from $938,000 in the first six months of 2004 to $94,000 in the first half of 2005.  The Company will shift to be a net-payer under the interest rate hedges in the second half of 2005.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2005 and June 30, 2004.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 26.

Six months ended June 30  (In thousands, except percentages)

		2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 519,060	$ 16,116	6.16%	$ 495,623	$ 15,429	6.10%
Deposits with banks	922	4	0.88	4,845	15	0.64
Federal funds sold	-	-	-	137	1	0.91
Investment securities – AFS	367,067	6,822	3.75	516,412	9,518	3.69
Investment securities – HTM	26,416	518	3.92	31,681	637	4.06
Total investment securities	393,483	7,340	3.76	548,093	10,155	3.71
Total interest earning assets/interest income	913,465	23,460	5.13	1,048,698	25,600	4.87
Non-interest earning assets:
Cash and due from banks	21,216			21,667
Premises and equipment	9,603			10,781
Assets of discontinued operations	1,775			3,353
Other assets	62,343			64,828
Allowance for loan losses	(9,854)			(11,358)
TOTAL ASSETS	$998,548			$1,137,969

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 53,923	$ 89	0.33%	$ 52,552	$ 72	0.28%
Savings	99,509	429	0.87	105,928	469	0.89
Money markets	154,142	1,405	1.84	119,567	602	1.01
Other time	282,791	4,110	2.93	276,684	3,929	2.86
Total interest bearing deposits	590,365	6,033	2.06	554,731	5,072	1.84
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	88,666	1,262	2.83	131,693	855	1.28
Advances from Federal Home Loan Bank	101,017	2,952	5.89	226,430	5,963	5.30
Guaranteed junior subordinated deferrable interest debentures	20,285	870	8.58	35,567	1,526	8.58
Total interest bearing liabilities/interest expense	800,333	11,117	2.78	948,421	13,416	2.82
Non-interest bearing liabilities:
Demand deposits	105,538			106,820
Liabilities of discontinued operations	624			403
Other liabilities	6,829			8,423
Stockholders' equity	85,224			73,902
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$998,548			$1,137,969
Interest rate spread			2.35			2.05
Net interest income/ net interest margin		12,343	2.69%		12,184	2.32%
Tax-equivalent adjustment		(57)			(59)
Net Interest Income		$ 12,286			$ 12,125

…..PROVISION FOR LOAN LOSSES..... The Company recorded a provision for loan loss benefit of $275,000 in the first six months of 2005.  This represented a decrease from the first six months of 2004 provision of $643,000 or 0.26% of total average loans.  The lower provision for loan losses in 2005 reflects improvements in asset quality most evidenced by lower levels of non-performing assets, classified loans and net charge-offs.  Net charge-offs in the first six months of 2005 totaled $138,000 or 0.05% of total average loans compared to net charge-offs of $1.2 million or 0.48% of total average loans in the first six months of 2004.  Overall, the balance in the allowance for loan losses has declined by $413,000 to $9.5 million at June 30, 2005.

.....NON-INTEREST INCOME..... Non-interest income for the first six months of 2005 totaled $6.3 million; a $972,000 or 13.3% decrease from the first six months of 2004 performance.  Factors contributing to the lower non-interest income in 2005 included:

* a $970,000 decrease in gains realized on investment security sales as the higher interest rate environment caused reduced security sales in the first six months of 2005.

*  a $364,000 or 13.9% increase in trust fees due to continued successful union related new business development efforts particularly with the BUILD and ERECT Funds and the full benefit of new customer fee schedules that were implemented in the fourth quarter of 2004.

* a $158,000 decrease in deposit service charges due to fewer overdraft fees as customers have maintained higher average balances in demand deposit accounts in 2005.  Also, business customers have received a larger earnings credit for balances  due to the higher short term interest rates which has subsequently caused a reduction in deposit service charges for account analysis customers.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first six months of 2005 totaled $17.8 million; a $172,000 or 1.0% decrease from the first six months 2004 performance. Factors contributing to the lower non-interest expense in 2005 included:

* core deposit amortization expense decreased by $284,000 due to the full amortization of a core deposit intangible from a prior acquisition.

* occupancy expense declined by $105,000 or 7.7% due to the closure of the Company’s Harrisburg branch office and lower real estate taxes as a result of the successful appeal to lower the Company’s assessed property values in Cambria and Somerset Counties.

*  salaries and employee benefits increased by $116,000 or 1.2% as higher medical costs have more than offset lower salaries expense due to a reduced number of employees.

* other professional fees increased by $138,000 or 8.5% due to higher legal costs and the initial costs associated with implementing Sarbanes-Oxley Section 404.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $302,000 in the first six months of 2005 compared to an income tax provision of $71,000 in the first six months of 2004.  The income tax benefit in 2005 resulted from a $475,000 reduction in reserves for prior year tax contingencies in the first quarter.  This reduction reflected the successful closing of an IRS examination on several open tax years.

…..SEGMENT RESULTS.…. Retail banking’s net income contribution was $858,000 in the first six months of 2005 and $392,000 for the second quarter of 2005.  The retail banking net income contribution is up from the same prior year period due to lower non-interest expenses, improved asset quality and an increased income tax benefit due to a reduction in reserves for prior year tax contingencies.

The trust segment’s net income contribution in the first six months of 2005 amounted to $625,000 which was up $147,000 from the prior year period.  Second quarter 2005 trust net income was $324,000 which was $45,000 higher than the second quarter of 2004 due to increased revenue.  The benefit of new customer fee schedules that were implemented in the fourth quarter of 2004 has been a key factor responsible for the increased revenue in the personal trust division.  The diversification of the revenue-generating divisions within the trust segment is also one of the primary reasons for its successful growth. The specialized union collective funds are expected to continue to be the growth leaders in both assets under administration and revenue production.  Other trust segment niches include the cemetery and funeral pre-need accounts and special needs trusts.  The common element in each of these specialties is the diverse geographical areas from which the business originates. The union funds have attracted several international labor unions as investors as well as many local unions from a number of states.  The union collective investment funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor.

The commercial lending segment sharply increased its profitability in the first six months of 2005 by generating net income of $840,000 compared to $99,000 of net income earned in the first six months of 2004.   Similar improvement was noted in the second quarter of 2005 as commercial lending increased its profitability to $419,000 compared to $165,000 in the second quarter of 2004.  The improved performance in 2005 was caused by increased revenue resulting from the greater level of commercial loans outstanding and improved asset quality.  The improved asset quality allowed the Company to release a portion of our allowance for loan losses into earnings in the second quarter of 2005 compared to a provision of $403,000 within this segment during the first six months of 2004.

The investment/parent segment reported a net loss of $991,000 in the first six months of 2005  which was greater than the net loss of $576,000 realized in the first six months of 2004. The second quarter 2005 net loss was $677,000 compared to a net loss of $661,000 in the second quarter of 2004.  The increased loss between years was primarily due to a $970,000 decrease in gains realized on the sale of available for sale investment securities.  Also, the cash flow hedges provided $844,000 less benefit in the first six months of 2005, which negated some of the benefit of reduced interest expense from the balance sheet repositioning executed in the fourth quarter of 2004.

On December 28, 2004, SMC sold all of its remaining mortgage servicing rights and the Company discontinued operations of this non-core business.  The Company concluded that mortgage servicing was not a core community banking business and we did not have the scale nor the earnings power to absorb the volatility and risk associated with this business line.  $515,000 of expenses incurred in the closing of SMC are contained within the financials for the first six months of 2005.

.....BALANCE SHEET.....The Company's total consolidated assets were $997 million at June 30, 2005, compared with $1.010 billion at December 31, 2004, which represents a decrease of $13 million or 1.3%. This lower level of assets resulted primarily from a reduced level of investment securities as the Company continued to reduce the size of its leverage program.  The Company’s loans totaled $523 million at June 30, 2005 which is comparable with the December 31, 2004 total of $522 million.

The Company’s deposits totaled $692 million at June 30, 2005, which was $47 million or 7.3% higher than December 31, 2004 due primarily to the transfer of certain Trust Company controlled money market deposits to the Bank.  Total borrowed funds decreased by $61 million due to the previously mentioned strategy to reduce the Company’s borrowed funds and interest rate risk on its balance sheet.  Total FHLB borrowings amounted to 19.3% of total assets at June 30, 2005 compared to 25.0% at December 31, 2004. Total stockholders’ equity increased by $1.1 million from December 31, 2004, to $86 million at June 30, 2005 as a result of the net income retained for capital growth. The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at June 30, 2005 of 9.92%.  The Company’s book value per share at June 30, 2005 was $4.37.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2005	2004	2004
Total loan delinquency (past
due 30 to 89 days)	$ 3,965	$3,311	$ 3,148
Total non-accrual loans	3,203	3,869	7,719
Total non-performing assets*	3,334	3,894	10,155
Loan delinquency, as a
percentage of total loans and loans held for sale,
net of unearned income	0.76%	0.64%	0.63%
Non-accrual loans, as a percentage of total loans
and loans held for sale,
net of unearned income	0.61	0.74	1.54
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.64	0.75	2.02

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

  Loan delinquency as a percentage of total loans has now remained below 1% for over a year.   Non-accrual levels declined by $4.5 million and non-performing asset levels declined by $6.8 million from June 30, 2004 due to the successful work-out of the Company’s largest problem credit from June 30, 2004 and the successful sale of the largest  other real estate owned property in the second half of 2004.  The Company’s non-performing assets to total loans ratio has declined from 2.02% at June 30, 2004 to 0.64% at June 30, 2005.

 There was one loan totaling $258,000 at June 30, 2005, that was restructured in the fourth quarter of 2003, which involved forgiving a portion of interest or principal on this loan or granting loan rates less than that of the market rate.

While we are pleased with this improvement in asset quality, we continue to closely monitor the portfolio given the number of relatively large sized commercial loans within the portfolio.  As of June 30, 2005, the 25 largest credits represented 32.8% of total loans outstanding.  This portfolio characteristic combined with the limited seasoning of recent new loan production are some of the factors that the Company considered in maintaining an $810,000 general unallocated reserve within the allowance for loan losses at June 30, 2005.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2005	2004	2004
Allowance for loan losses	$9,480	$9,893	$10,932
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.81%	1.90%	2.18%
total delinquent loans
(past due 30 to 89 days)	239.09	298.79	347.27
total non-accrual loans	295.97	255.70	141.62
total non-performing assets	284.34	254.06	107.65

Since June 30, 2004, the loan loss reserve coverage of total non-performing assets increased from 108% to 284% at June 30, 2005, due to the previously discussed decrease in non-performing assets.  The allowance for loan losses to total loans ratio has decreased to 1.81% since the prior year due to a drop in the size of the loan loss reserve combined with an increase in the level of total loans outstanding.  The previously noted improvement in asset quality allowed the Company to release $275,000 of the allowance for loan losses into earnings in the second quarter of 2005 which was a primary factor responsible for the decline in the allowance in 2005.

.....LIQUIDITY...... The Bank’s liquidity position has been sufficient during the last several years when the Bank has experienced operating difficulties.  Our core deposit base has remained stable throughout this period and has been adequate to fund the Bank’s operations.  Neither the sales of investment securities nor the use of the proceeds from such sales and cash flow from prepayments and amortization of securities to redeem Federal Home Loan Bank advances has materially adversely affected the Bank’s liquidity.  The securities sold were pledged as collateral for FHLB borrowings, but the proceeds from the sale of securities were used to reduce FHLB advances and therefore these sales did not require that replacement securities be pledged and did not otherwise adversely affect Bank liquidity.  The Bank continued to have adequate liquidity as we further deleveraged the balance sheet in the first half of 2005.  We expect that liquidity will continue to be adequate as we transform the balance sheet to one that is more loan dependent.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $292,000 from December 31, 2004, to June 30, 2005, due to $14.5 million of cash used by financing activities.  This was offset by $13.8 million of cash provided by investing activities and $412,000 by operating activities.  Within investing activities, cash provided by investment security maturities and sales exceeded purchases of new investment securities by $14.7 million.  Cash advanced for new loan fundings and purchases totaled $68.5 million and was $1.6 million greater than the $67.0 million of cash received from loan principal payments and sales.  Within financing activities, the Company experienced a net $47.3 million growth in deposits with these funds used to paydown short term borrowings at the FHLB.

The Company used $812,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first six months of 2005.  This was $646,000 less than the cash used for this purpose in the prior year due to the retirement of $15 million of these securities as part of the fourth quarter 2004 balance sheet restructuring.   As a result of the successful $25.8 million private placement of common stock in the fourth quarter of 2004, the liquidity position of the Parent Company has improved significantly.  The parent company retained $3.4 million of the offering proceeds to provide ongoing liquidity and support the reduced debt service on the remaining trust preferred securities.  Dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position, also provide ongoing cash to the parent.  Longer term, however, the payment of the trust preferred dividend is dependent upon the subsidiary bank maintaining and improving profitability so that it can resume upstreaming dividends to the Parent Company. The subsidiary bank must first recoup the $8.0 million net loss that it incurred for the year ended December 31, 2004 before it can consider resuming dividend upstreams.  Overall, the cash retained from the Private Placement Offering has improved the Parent Company’s liquidity position when the first six months of 2005 is compared to the first six months of 2004.

.....CAPITAL RESOURCES..... The Company continues to be considered well capitalized as the asset leverage ratio was 9.92% and the Tier 1 capital ratio was 16.20% at June 30, 2005 compared to 7.71% and 13.84% at June 30, 2004.  This represented meaningful improvements from the first six months of 2004 due to the successful private placement of $25.8 million of common stock in the fourth quarter of 2004 and the shrinkage in the size of the balance sheet.  Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At June 30, 2005, accumulated other comprehensive income (loss) amounted to ($3.5) million.  Additionally, the Company has generated $432,000 of tangible capital in 2005 due to the amortization of core deposit intangible assets.  We anticipate that we will continue to build our capital ratios during 2005 due to the retention of earnings and deleveraging the balance sheet.

The Company announced on January 24, 2003 that it suspended its common stock cash dividend.  The Company has also not repurchased any of its own shares since the year 2000, and has suspended its treasury stock repurchase program. For so long as the Company and the Board are parties to the Memorandum Of Understanding (MOU), reinstatement of either the common stock dividend or the treasury stock repurchase program will require the prior written approval of the Company’s primary regulators — the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. The Company believes it is in full compliance with the requirements of the MOU.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	(1.4)%	11.7%
100bp decrease	(4.2)%	(17.7)%

As indicated in the table, the market value of portfolio equity increased by 11.7% in a 200 basis point upward rate shock due to increased value of the Company’s core deposit base.  Variability of net interest income is negative in the 200 basis point upward rate shock due to the immediate repricing of certain short-term borrowings and the Company becoming more of a net payer under the existing cash flow hedges.  The negative variability of net interest income in the 100 basis point down shock results from accelerated cash flows from mortgage backed securities.  Negative variability of market value of portfolio equity occurred in a 100 basis point downward rate shock due to a reduced value for core deposits and a greater liability for fixed-rate FHLB advances.  The Company’s asset/liability modeling suggests that a further flattening of the yield curve would negatively impact the Company’s net interest income performance.

.....CONTRACTUAL OBLIGATIONS…..  The following table presents, as of June 30, 2005, significant fixed and determinable contractual obligations to third parties by payment date.

		Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(In thousands)
Deposits without stated maturity	$ 407,455	$ -	$ -	$ -	$ 407,455
Certificates of deposit	119,598	116,610	21,128	26,949	284,285
Borrowed funds	90,935	87	50,099	50,783	191,904
Guaranteed junior subordinated deferrable interest debentures	-	-	-	20,285	20,285
Lease commitments	979	1,633	687	837	4,136
Total	$ 618,967	$ 118,330	$ 71,914	$ 98,854	$ 908,065

.....OFF BALANCE SHEET ARRANGEMENTS….. The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. In June 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 6.10% that is callable quarterly with a remaining five year maturity. The Company receives a fixed rate of 2.58% and makes variable rate payments based on 90-day LIBOR. In December 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 5.89% that is callable quarterly with a remaining five year maturity. The Company will receive a fixed rate of 5.89% and will make variable rate payments based on 90-day LIBOR plus 246 basis points. The swaps are carried at their fair values and the carrying amount of the FHLB advances includes the change in their fair values since the inception of the hedge. Because the hedges are considered highly effective and qualify for the shortcut method of accounting treatment, changes in the swap’s fair value exactly offset the corresponding changes in the fair value of the FHLB advances and as a result, the change in fair value does not have any impact on net income.  The favorable impact that the fair value hedges had on reducing interest expense amounted to $94,000 in the first six months of 2005 and $938,000 in the first six months of 2004.

The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $88,978,000 and standby letters of credit of $3,157,000 as of June 30, 2005.

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

Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $7.3 million, or 77%, of the total allowance for credit losses at June 30, 2005 has been allotted to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors.  To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of June 30, 2005, we believe that all of the deferred tax assets recorded on our balance sheet, which are net of an $80,000 valuation allowance, will ultimately be recovered.

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

The Company has re-affirmed its roots as a community bank. It has strengthened its core units: the Retail Bank, the Commercial Lending and the Trust Company. It has contained and/or corrected its troubled units. The Company recognizes that it suffered from a lack of focus and poor execution. However, the speed with which the Company took steps to right itself in 2003 and the success of the private placement common stock offering in 2004 that helped the Company address a portion of some longstanding structural impediments, indicates that, with a commitment to focus, it can meet challenges.

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

On September 30, 2004, FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,“ which provides guidance for determining the meaning of the phrase “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method.  The guidance required that an investment which has declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity.  In September 2004, the FASB issued the proposed FSP Issue 03-1-a which was intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1.  On June 29, 2005 the FASB gave direction that the proposed FSP Issue 03-1-a be issued as final thus nullifying the paragraphs 10-18 of EITF 03-1.  The measurement, disclosure, and subsequent accounting for debt securities guidance, as well as the evaluation of whether a cost method investment (as defined in Issue 03-1) is impaired, would remain in effect.  Management continues to monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.  At June 30, 2005, gross unrealized losses on available for sale securities was $5.6 million.

.....QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..... The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of this M.D. & A..

.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2005, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic filings under the Exchange Act.

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

Part II     Other Information

Item 4.    Submission of matters to a vote of Security Holders

The annual meeting of the shareholders of AMERISERV FINANCIAL, Inc. was held on April 26, 2005.  The result of the item submitted for a vote was as follows:

	Number of Votes	% of Total
	Cast for Class I	Outstanding
	Director	Shares Voted

Allan R. Dennison	14,294,422	98.3
James M. Edwards, SR.	14,256,935	98.0
Very Rev. Christian R. Oravec	14,280,192	98.2
Howard M. Picking, lll	14,238,797	97.9
Sara A. Sargent Robert L. Wise	14,228,621 14,288,213	97.8 98.2

Item 6.     Exhibits

3.1	Articles of Incorporation as amended on January 3, 2005, exhibit 3.1 to 2004 Form 10-K filed on March 10, 2005

3.2	Bylaws, Exhibit 3.2 to the Registrant’s Form 8-K filed January 26, 2005.

15.1	Report of Deloitte & Touche LLP regarding unaudited interim financial statement information.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: August 11, 2005	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: August 11, 2005	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

August 11, 2005

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

The Audit Committee of the Company's Board of Directors consists solely of outside directors.  The Audit Committee meets periodically with management and the Independent Registered Public Accounting Firm to discuss audit, financial reporting, and related matters.  Deloitte & Touche LLP and the Company's internal auditors have direct access to the Audit Committee.

/s/Allan R. Dennison	/s/Jeffrey A. Stopko
Allan R. Dennison	Jeffrey A. Stopko
President &	Senior Vice President &
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AmeriServ Financial, Inc.
Johnstown, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Corporation”) as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and June 30, 2004 and of cash flows for the six-month periods ended June 30, 2005 and 2004.  These interim financial statements are the responsibility of the Corporation’s management.

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

August 10, 2005

 /s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

Exhibit 15.1

August 11, 2005

AmeriServ Financial, Inc.

P.O. Box 430

216 Franklin Street

Johnstown, Pennsylvania

We have made a review, in accordance with the standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim financial information of AmeriServ Financial, Inc and subsidiaries for the periods ended June 30, 2005 and 2004, as indicated in our report dated August 10, 2005; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated by reference in the following Registration Statements:

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

Date: August 11, 2005	/s/Allan R. Dennison
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

Date: August 11, 2005	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

August 11, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

August 11, 2005