Form 10-K/A
period 2004-12-31
AMERISERV FINANCIAL INC /PA/
filed 2005-09-07
CIK 707605

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                    FORM 10-K/A



                                Amendment No. 1


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]


     Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act). [ ] Yes [X] No

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

================================================================================

                                EXPLANATORY NOTE




      Subsequent to the issuance of the Company's 2004 consolidated financial statements, management determined that certain misclassifications existed in the consolidated statements of cash flows relating to the presentation of cash flows from discontinued operations as a single line presentation rather than within the categories of operating, investing and financing activities. Accordingly, amounts on the Company's consolidated statements of cash flows for the three years in the period ended December 31, 2004 have been restated to appropriately classify cash flows from discontinued operations as either operating, investing or financing activities. Other changes in the Form 10-K/A consist of:



      - the addition of footnote 28 to the financial statements explaining the reason for the restatement;.



      - explanatory statements in the introduction to the Business section and Management's Discussion of Financial Condition and Results of Operations section that alert the reader to the fact that the statement of cash flows has been restated;



      - a conforming change to the Liquidity section of MD&A that changes a reference to cash provided by investing activities in 2004 from $124 million to $125 million; and;



      -     changing prior references to Form 10-K to references to Form 10-K/A;
            and




      -     updating certifications and mention of the restatement in Item 9A.



      Except as set forth above, this Form 10-K/A continues to speak as of the date of the filing of the Original 10-K, March 8, 2004, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the SEC since March 8, 2004.

                                 FORM 10-K/A INDEX


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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                 SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA


                                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------------------
                                                                  2004         2003         2002         2001         2000*
                                                               ----------   ----------   ----------   ----------   ----------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF INCOME STATEMENT DATA:

Total interest income                                          $   50,104   $   55,005   $   65,915   $   81,198   $  105,554
Total interest expense                                             26,638       30,360       38,584       53,211       69,032
Net interest income                                                23,466       24,645       27,331       27,987       36,522
   Provision for loan losses                                        1,758        2,961        9,265        1,350        2,096
Net interest income after provision for loan losses                21,708       21,684       18,066       26,637       34,426
Total non-interest income                                          14,012       16,995       18,653       16,864       13,187
Total non-interest expense                                         50,091       35,902       40,406       37,460       44,045
                                                               ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing operations before income taxes      (14,371)       2,777       (3,687)       6,041        3,568
   Provision (benefit) for income taxes                            (5,845)         587       (1,692)       1,600         (113)
                                                               ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing operations                           (8,526)       2,190       (1,995)       4,441        3,681
Loss from discontinued operations, net of income taxes **          (1,193)      (1,641)      (3,157)      (2,466)      (1,965)
                                                               ----------   ----------   ----------   ----------   ----------
Net income (loss)                                              $   (9,719)  $      549   $   (5,152)  $    1,975   $    1,716
                                                               ==========   ==========   ==========   ==========   ==========
PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic earnings (loss) per share                                $    (0.58)  $     0.16   $    (0.15)  $     0.33   $     0.28
Diluted earnings (loss) per share                                   (0.58)        0.16        (0.15)        0.33         0.28
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
Basic loss per share                                           $    (0.08)  $    (0.12)  $    (0.23)  $    (0.18)  $    (0.15)
Diluted loss per share                                              (0.08)       (0.12)       (0.23)       (0.18)       (0.15)
PER COMMON SHARE DATA:
Basic earnings (loss) per share                                $    (0.66)  $     0.04   $    (0.37)  $     0.33   $     0.28
Diluted earnings (loss) per share                                   (0.66)        0.04        (0.37)        0.33         0.28
Cash dividends declared                                              0.00         0.00         0.30         0.36         0.42
Book value at period end                                             4.32         5.32         5.77         6.01         5.83
BALANCE SHEET AND OTHER DATA:
Total assets                                                   $1,009,232   $1,148,782   $1,175,825   $1,192,590   $1,228,839
Loans and loans held for sale, net of unearned income             521,416      503,387      572,977      599,481      577,588
Allowance for loan losses                                           9,893       11,682       10,035        5,830        5,936
Investment securities available for sale                          373,584      524,573      490,701      498,626      550,232
Investment securities held to maturity                             27,435       28,089       15,077           --           --
Deposits                                                          644,391      654,597      669,929      676,346      659,064
Total borrowings                                                  269,169      409,064      410,135      418,478      485,312
Stockholders' equity                                               85,219       74,270       77,756       79,490       70,047
Full-time equivalent employees                                        406          413          422          475          477


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


     As discussed in Note 28 to the consolidated financial statements, the Company's consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 have been restated. Management's discussion and analysis gives effect to this restatement.


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


                                              YEAR ENDED DECEMBER 31,
                                            ---------------------------
                                              2004      2003      2002
                                            -------    ------   -------
                                               (IN THOUSANDS, EXCEPT
                                             PER SHARE DATA AND RATIOS)
Income (loss) from continuing operations    $(8,526)   $2,190   $(1,995)
Diluted earnings (loss) per share             (0.58)     0.16     (0.15)
Return on average equity                     (11.44)     2.85     (2.43)
NET INCOME (LOSS):
Net income (loss)                           $(9,719)   $  549   $(5,152)
Diluted earnings (loss) per share             (0.66)     0.04     (0.37)
Return on average equity                     (13.04)%    0.71%    (6.18)%


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

     2004 NET INTEREST PERFORMANCE OVERVIEW. . .The Company's 2004 net interest income on a tax-equivalent basis decreased by $1.1 million or 4.5% from 2003 due to a lower level of earning assets and a three basis point decline in the net interest margin to 2.28%. Loan portfolio shrinkage combined with a reduced level of investment securities resulting from the Company's decision to deliver its balance sheet in the fourth quarter of 2004 caused the reduction in earning assets. The modest decline in the net interest margin was due to the earning asset yield declining to a greater extent than the cost of funds in 2004, due to the flattening of the yield curve.

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


     Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $4.1 million from December 31, 2003, to December 31, 2004, due primarily to $129 million of cash used by operating and financing activities. This was partially offset by $125 million of cash provided by investing activities. Within investing activities, proceeds from investment security maturities and sales exceeded cash used to purchase new investment securities by $146.5 million. Cash advanced for new loan fundings and purchases totaled $226.6 million and were $21.9 million more than the cash received from loan principal payments. Within financing activities, the Company paid down $130 million of FHLB advances and retired $15.3 million of trust preferred securities. Recent indications from the FHLB suggest that the remaining $100 million of convertible advances that mature in 2010 would only be called if interest rates were to rise over 400 basis points from December 31, 2004 levels.

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


                                                           PAYMENTS DUE IN
                             --------------------------------------------------------------------------
                                NOTE     ONE YEAR   ONE TO THREE   THREE TO FIVE   OVER FIVE
                             REFERENCE    OR LESS       YEARS          YEARS         YEARS       TOTAL
                             ---------   --------   ------------   -------------   ---------   --------
                                                           (IN THOUSANDS)
Deposits without a stated
   maturity                      10      $374,788     $     --        $    --       $     --   $374,788
Certificates of deposit          10       124,227      101,016         18,899         25,461    269,603
Borrowed funds                   11       151,973           --             --         96,911    248,884
Guaranteed junior
   subordinated deferrable
   interest debentures           11            --           --             --         20,285     20,285
Lease commitments                15         1,195        1,706            654            837      4,392

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


     RECENT ACCOUNTING STANDARDS...In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award period. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123 (revised 2004) will be effective for the Company's financial statements issued for periods beginning after June 15, 2005. The methodology and timing of adoption has not yet been determined.


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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS


                                                                                       AT DECEMBER 31,
                                                                                   -----------------------
                                                                                      2004         2003
                                                                                   ----------   ----------
                                                                                        (IN THOUSANDS)
ASSETS
Cash and due from banks                                                            $   20,374   $   24,100
Interest bearing deposits                                                                 199          289
Investment securities:
   Available for sale                                                                 373,584      524,573
   Held to maturity (market value $27,550 at December 31, 2004 and $28,095 at
      December 31, 2003)                                                               27,435       28,089
Loans held for sale                                                                       687        1,423
Loans                                                                                 522,363      504,890
   Less: Unearned income                                                                1,634        2,926
      Allowance for loan losses                                                         9,893       11,682
                                                                                   ----------   ----------
Net loans                                                                             510,836      490,282
                                                                                   ----------   ----------
Premises and equipment, net                                                             9,688       10,941
Accrued income receivable                                                               4,288        4,922
Goodwill                                                                                9,544        9,544
Core deposit intangibles                                                                3,568        4,719
Bank owned life insurance                                                              30,623       29,515
Deferred tax asset                                                                      9,102        2,087
Assets related to discontinued operations                                               1,941        3,841
Other assets                                                                            8,107       14,710
                                                                                   ----------   ----------
TOTAL ASSETS                                                                       $1,009,976   $1,149,035
                                                                                   ----------   ----------
LIABILITIES
Non-interest bearing deposits                                                      $  100,702   $  103,982
Interest bearing deposits                                                             543,689      550,615
                                                                                   ----------   ----------
Total deposits                                                                        644,391      654,597
Other short-term borrowings                                                           151,935      144,643
Advances from Federal Home Loan Bank                                                   96,949      229,921
Guaranteed junior subordinated deferrable interest debentures                          20,285       34,500
                                                                                   ----------   ----------
Total borrowed funds                                                                  269,169      409,064
                                                                                   ----------   ----------
Liabilities related to discontinued operations                                            744          253
Other liabilities                                                                      10,453       10,851
                                                                                   ----------   ----------
TOTAL LIABILITIES                                                                     924,757    1,074,765
                                                                                   ----------   ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares
   issued and outstanding on December 31, 2004, and 2003                                   --           --
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
   23,808,760 shares issued and 19,717,841 outstanding on December 31, 2004;
   18,048,518 shares issued and 13,957,599 shares outstanding on
   December 31, 2003                                                                   59,522       45,121
Treasury stock at cost, 4,090,919 shares on December 31, 2004 and 2003                (65,824)     (65,824)
Capital surplus                                                                        75,480       66,809
Retained earnings                                                                      19,377       29,096
Accumulated other comprehensive loss, net                                              (3,336)        (932)
                                                                                   ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                                                             85,219       74,270
                                                                                   ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $1,009,976   $1,149,035
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

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                          2004          2003          2002
                                                                        --------   --------------   -------
                                                                                   (IN THOUSANDS)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)                                                       $ (9,719)     $   549       $(5,152)
Other comprehensive income (loss)
   Gains on cash flow hedges arising during period                            --           --         1,231
      Income tax effect                                                       --           --          (419)
   Unrealized holding gains (losses) on available for sale securities
      arising during period                                               (2,882)      (6,578)       13,026
      Income tax effect                                                    1,008        2,303        (4,428)
   Reclassification adjustment for gains on available for sale
      securities included in net loss                                       (816)      (3,787)       (4,294)
      Income tax effect                                                      286        1,325         1,460
                                                                        --------      -------       -------
Other comprehensive income (loss)                                         (2,404)      (6,737)        6,576
                                                                        --------      -------       -------
Comprehensive income (loss)                                             $(12,123)     $(6,188)      $ 1,424
                                                                        ========      =======       =======


          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                              2004          2003          2002
                                                            --------   --------------   --------
                                                                       (IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period                              $     --      $     --      $     --
Balance at end of period                                          --            --            --
                                                            --------      --------      --------
COMMON STOCK
Balance at beginning of period                                45,121        44,973        44,333
Stock options exercised/new shares issued                         72           148           640
Shares issued from private offering                           14,329            --            --
                                                            --------      --------      --------
Balance at end of period                                      59,522        45,121        44,973
                                                            --------      --------      --------
TREASURY STOCK
Balance at beginning of period                               (65,824)      (65,824)      (65,824)
                                                            --------      --------      --------
Balance at end of period                                     (65,824)      (65,824)      (65,824)
                                                            --------      --------      --------
CAPITAL SURPLUS
Balance at beginning of period                                66,809        66,755        66,423
Stock options exercised/new shares issued                         77            54           332
Shares issued from private offering net of issuance costs      8,594            --            --
                                                            --------      --------      --------
Balance at end of period                                      75,480        66,809        66,755
                                                            --------      --------      --------
RETAINED EARNINGS
Balance at beginning of period                                29,096        28,547        37,829
Net income (loss)                                             (9,719)          549        (5,152)
Cash dividends declared                                           --            --        (4,130)
                                                            --------      --------      --------
Balance at end of period                                      19,377        29,096        28,547
                                                            --------      --------      --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period                                  (932)        5,805          (771)
Other comprehensive income (loss)                             (2,404)       (6,737)        6,576
                                                            --------      --------      --------
Balance at end of period                                      (3,336)         (932)        5,805
                                                            --------      --------      --------
TOTAL STOCKHOLDERS' EQUITY                                  $ 85,219      $ 74,270      $ 80,256
                                                            ========      ========      ========


          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                               YEAR ENDED DECEMBER 31
                                                     -----------------------------------------
                                                        2004            2003            2002
                                                     ---------       ---------       ---------
                                                                    (IN THOUSANDS)
                                                            (as restated, see Note 28)
OPERATING ACTIVITIES
Net  (loss) income ............................      $  (9,719)      $     549       $  (5,152)
Loss from discontinued operations .............         (1,193)         (1,641)         (3,157)
                                                     ---------       ---------       ---------
(Loss) income from continuing operations ......         (8,526)          2,190          (1,995)
Adjustments to reconcile net income (loss) from
 continuing operations to net cash provided by
 (used in) operating activities:
 Provision for loan losses ....................          1,758           2,961           9,265
 Depreciation and amortization expense ........          1,867           1,976           1,799
 Amortization expense of core deposit
  intangibles .................................          1,150           1,432           1,432
 Net amortization of investment securities ....          2,237           3,083           2,044
 Net realized gains on investment securities --
  available for sale ..........................           (816)         (3,787)         (4,294)
 Net realized gains on loans held for sale ....           (351)           (632)           (779)

 Amortization of deferred loan fees ...........           (281)           (261)           (380)

 Gain on sale of fixed assets .................              -             (34)              -
 Origination of mortgage loans held for sale ..        (28,257)        (60,643)        (78,211)
 Sales of mortgage loans held for sale ........         27,510          62,014          75,957
 Debt issuance costs ..........................            476               -               -
 Decrease in accrued income receivable ........            634           1,147             598
 Decrease in accrued expense payable ..........           (207)         (1,316)         (1,735)
 Net increase in other assets .................           (846)         (4,416)         (7,475)
 Net increase (decrease) in other liabilities .          1,901          (2,185)          4,023
                                                     ---------       ---------       ---------
Net cash (used in) provided by operating
 activities from continuing operations ........         (1,751)          1,529             249
Net cash (used in) provided by operating
 activities from discontinued operations ......           (254)            630           2,483
                                                     ---------       ---------       ---------
Net cash (used in) provided by operating
 activities ...................................         (2,005)          2,159           2,732
                                                     ---------       ---------       ---------
INVESTING ACTIVITIES
Purchase of investment securities and other
 short-term investments -- available for sale .       (311,410)       (618,232)       (721,380)
Purchase of investment securities and other
 short-term investments -- held to maturity ...        (17,050)        (19,377)        (15,077)
Proceeds from maturities of investment
 securities and other short-term investments --
 available for sale ...........................         76,999         145,811         156,684
Proceeds from maturities of investment
 securities and other short-term investments --
 held to maturity .............................          6,497           6,621               -
Proceeds from sales of investment securities
 and other short-term investments -- available
 for sale .....................................        391,488         428,633         583,755
Long-term loans originated ....................       (188,874)       (111,249)       (179,188)
Principal collected on long-term loans ........        145,339         194,623         207,729
Loans purchased or participated ...............         (9,437)        (15,340)        (10,910)
Loans sold or participated ....................         31,500               -           5,900
Net decrease (increase) in other short-term
 loans ........................................            (83)           (758)            566
Purchases of premises and equipment ...........           (766)           (919)         (1,173)
Proceeds from sale/retirement of premises and
 equipment ....................................            216             325               -
                                                     ---------       ---------       ---------
Net cash provided by investing activities from
 continuing operations ........................        124,419          10,138          26,906
Net cash provided by (used in) investing
 activities from discontinued operations ......            915           3,277          (4,564)
                                                     ---------       ---------       ---------
Net cash provided by investing activities .....        125,334          13,415          22,342
                                                     ---------       ---------       ---------



          See accompanying notes to consolidated financial statements.



                                                        (continued on next page)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS




(continued from previous page)



                                                                YEAR ENDED DECEMBER 31
                                                       ----------------------------------------
                                                         2004           2003            2002
                                                       ---------       --------       ---------
                                                                    (IN THOUSANDS)
                                                              (as restated, see Note 28)
FINANCING ACTIVITIES
Net decrease in deposit accounts ................      $ (10,206)      $(15,332)      $  (6,417)
Net increase in federal funds purchased,
  securities sold under agreements to
  repurchase, and other short-term borrowings ...          7,292         43,855          87,934
Net principal repayments on advances from
  Federal Home Loan Bank ........................       (130,037)       (43,784)       (102,464)
Common stock dividends paid .....................              -              -          (4,130)
Guaranteed junior subordinated deferrable
  interest debenture dividends paid .............         (2,860)        (2,916)         (2,916)
Redemption of Guaranteed junior subordinated
  deferrable interest debentures ................        (14,215)             -               -
Proceeds from dividend reinvestment and stock
  purchase plan and stock options exercised .....            149            202             972
Private placement issuance of common stock ......         25,792              -               -
Costs associated with private placement .........         (2,687)             -               -
                                                       ---------       --------       ---------
Net cash used in financing activities ...........       (126,772)       (17,975)        (27,021)
                                                       ---------       --------       ---------

NET DECREASE IN CASH AND DUE FROM BANKS                   (3,443)        (2,401)         (1,947)
CASH AND DUE FROM BANKS AT JANUARY 1 ............         24,773         27,174          29,121
                                                       ---------       --------       ---------
CASH AND DUE FROM BANKS AT DECEMBER 31 ..........      $  21,330       $ 24,773       $  27,174
                                                       =========       ========       =========



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

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

     As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:


     - A review of all criticized and impaired loans with balances over $250,000 to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. For impaired loans under Statement of Financial Accounting Standards
          (SFAS) SFAS # 114, the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.



     - The application of formula driven reserve allocations for all commercial and commercial real-estate loans by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial loan portfolio. The difference between estimated and actual losses is reconciled through the nature of the migration analysis.


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


     When it is determined that the prospects for recovery of the principal of a loan have significantly diminished, the loan is charged against the allowance account; subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses. Consumer loans are considered losses when they are 90 days past due, except loans that are insured for credit loss or loans secured by residential real estate.


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


     The fair value of originated Mortgage Servicing Rights (MSRs) MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect AmeriServ's actual prepayment experience.



     For purposes of evaluating and measuring impairment, the Company stratifies the rights based on risk characteristics. If the discounted projected net cash flows of a stratum are less than the carrying amount of the stratum, the stratum is written down to the amount of the discounted projected net cash flows through a valuation account. The Company has determined that the predominant risk characteristics of its portfolio are loan type and interest rate. For the purposes of evaluating impairment, the Company has stratified its portfolio in 200 basis point tranches by loan type. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Servicing fees, net of amortization, impairment, and related gains and losses on sales are recorded in individual lines on the Consolidated Statement of Operations within the Discontinued Operations (See Note #25). The value of mortgage servicing rights is subject to interest rate and prepayment risk. It is likely that the value of these assets will decrease if interest rates decline and prepayments occur at greater than the expected rate and conversely the value of servicing increases if interest rates rise and prepayment speeds slow.


EARNINGS PER COMMON SHARE:


     Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 131,095, 307,136 and 474,534 shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise prices were greater than the average market price of the common stock for the respective periods.

STOCK-BASED COMPENSATION:


     At December 31, 2004, the Company had stock based compensation plans, which are described more fully in Note #18 Stock Compensation Plans. The Company accounts for these plans under Accounting Principles Board Opinion #25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income as all rights and options to purchase the Company's stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the income from continuing operations and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) #123, "Accounting for Stock-Based Compensation," to stock compensation plans.


                             PRO FORMA INCOME (LOSS)
                          AND EARNINGS (LOSS) PER SHARE


                                                                          YEAR ENDED DECEMBER 31,
                                                                         -------------------------
                                                                           2004     2003     2002
                                                                         -------   -----   -------
                                                                         (IN THOUSANDS, EXCEPT PER
                                                                                SHARE DATA)
Income (loss), as reported                                               $(9,719)  $ 549   $(5,152)
Less: Total stock compensation expense determined under the fair value
   method for all awards, net of related tax effects                         (72)    (35)      (58)
                                                                         -------   -----   -------
Pro forma income (loss)                                                  $(9,791)  $ 514   $(5,210)
                                                                         =======   =====   =======
Earnings (loss) per share:
   Basic as reported                                                     $ (0.66)  $0.04   $ (0.37)
   Basic pro forma                                                         (0.66)   0.04     (0.38)
   Diluted as reported                                                     (0.66)   0.04     (0.37)
   Diluted pro forma                                                       (0.66)   0.04     (0.38)


COMPREHENSIVE INCOME (LOSS):

     For the Company, comprehensive income (loss) includes net income and unrealized holding gains and losses from available for sale investment securities and derivatives that qualify as cash flow hedges. The balances of accumulated other comprehensive income (loss) were $(3,336,000), $(932,000) and $5,805,000 at December 31, 2004, 2003 and 2002, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS:


     On a consolidated basis, cash and cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the parent company, cash and cash equivalents also include short-term investments. The Company made $3,837,000 in income tax payments in 2004; $119,000 in 2003; and $519,000 in
2002. The Company made total interest payments of $26,845,000 in 2004; $31,676,000 in 2003; and $40,382,000 in 2002.


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

INTEREST RATE CONTRACTS:


     The Company uses various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated Balance Sheets. The Company does not use interest rate contracts for trading purposes.



     The interest rate contracts involve no exchange of principal either at inception or upon maturity; rather, they involve the periodic exchange of interest payments arising from an underlying notional principal amount. For interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Because only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.


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


     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to the Company's financial condition, results of operations or cash flows.


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

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS #123 (revised 2004), "Share-Based Payment," which revises SFAS #123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion #25, "Accounting for Stock issued to Employees." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Stock Ownership Plans." This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS #123 (revised 2004) will be effective for the Company's financial statements issued for periods beginning after June 15, 2005. The Company is currently working on the methodology to be used for the adoption of this standard, but does not believe it will have a material impact on the Company's financial condition, results of operations, or cash flows.


RECLASSIFICATIONS:

     Certain items in the prior-year financial statements were reclassified to conform to the current year presentation, specifically loans held for sale.

2.   CASH AND DUE FROM BANKS


    Cash and due from banks at December 31, 2004 and 2003, included $7,264,000 and $7,255,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.


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
                                      ======      ===       ======     =====      ======     =====


     In March 2004, the FASB's Emerging Issues Task Force (EITF) reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for debt and equity investments accounted for under the cost method. Annual disclosures about unrealized losses on available for sale securities that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The amount of any other-than-temporary impairment, that may need to be recognized upon the adoption of EITF 03-1 will depend on market conditions and the Company's intent and ability to hold "underwater" investments until value is restored. At December 31, 2004, the total after-tax net unrealized loss on such investments was $3.6 million. Given the quality of the investment portfolio (greater than 96% rated AAA), the Company believes the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements.


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
                                     =======

11. ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     Advances from the Federal Home Loan Bank (FHLB) consist of the following:


                          AT DECEMBER 31, 2004
                        ------------------------
                           WEIGHTED
MATURING                AVERAGE YIELD   BALANCE
--------                -------------   --------
                             (IN THOUSANDS)
Overnight                    2.25%      $151,935
2010                         6.00        100,000
2011 and after               6.45          1,026
                                        --------
Total advances               6.00        101,026
                                        --------
Fair Value hedges on
  advances maturing in
  2010                                    (4,077)
                                        --------
Total FHLB borrowings        3.75%      $248,884
                                        ========



                          AT DECEMBER 31, 2003
                        ------------------------
                          WEIGHTED
MATURING                AVERAGE YIELD    BALANCE
--------                ------------------------
                             (IN THOUSANDS)
Overnight                    1.06%      $144,643
2004                         1.21          5,000
2005                         6.74         15,000
2010                         5.98        210,000
2011 and after               6.45          1,063
                                        --------
Total advances               5.93        231,063
                                        --------
Fair Value hedges on
  advances maturing in
  2010                                    (1,142)
                                        --------
Total FHLB borrowings        4.05%      $374,564
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


                                                       2004                        2003
                                            -------------------------   -------------------------
                                             ESTIMATED     RECORDED      ESTIMATED     RECORDED
                                            FAIR VALUE   BOOK BALANCE   FAIR VALUE   BOOK BALANCE
                                            ----------   ------------   ----------   ------------
                                                                (IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities                        $401,134      $406,151      $552,668      $552,662
Net loans (including loans held for sale)     520,724       521,416       507,261       503,387
Mortgage servicing rights                          --            --         1,718         1,718
FINANCIAL LIABILITIES:
Deposits with no stated maturities           $374,787      $374,787      $377,520      $377,520
Deposits with stated maturities               268,543       269,604       282,843       277,077
Short-term borrowings                         151,935       151,935       144,643       144,643
All other borrowings                          132,426       117,234       297,076       264,421
DERIVATIVE FINANCIAL INSTRUMENTS:
Interest rate swaps                          $ (4,077)     $ (4,077)     $ (1,142)     $ (1,142)


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

FAIR VALUE HEDGES:


     In June 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 6.10% that is callable quarterly with a seven-year maturity. The Company receives a fixed rate of 2.58% and makes variable rate payments based on 90-day LIBOR. In December 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 5.89% that is callable quarterly with a six-year maturity. The Company will receive a fixed rate of 5.89% and will make variable rate payments based on 90-day LIBOR plus 246 basis points. The swaps are carried at their fair values. Because the hedges are considered highly effective and qualify for the shortcut method of accounting treatment, changes in the swap's fair value offset the corresponding changes in the fair value of the FHLB advances and as a result, the change in fair value does not have any impact on net income. The Company performed effectiveness testing by isolating the change in value of the interest rate swaps and swaptions and comparing that to the change in value of the FHLB convertible advances that were hedged. The effectiveness test results for 2004 were 97.1% and 86.6% compared to 101.9% and 87.2% for 2003.


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
                                                                                                ---------
                                                                                                $(491,000)
                                                                                                =========


     The Company believes that its exposure to credit loss in the event of nonperformance by its counterparties (which are Regions Bank and Citigroup, Inc.) is remote. The Company monitors and controls all derivative products with a Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors. The Company had no interest rate caps or floors outstanding at December 31, 2004 and 2003.

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

The contribution of the major business segments to the consolidated results of operations were as follows:


                                                                 YEAR ENDED DECEMBER 31, 2004
                                    --------------------------------------------------------------------------------------
                                                     COMMERCIAL   MORTGAGE            INVESTMENT/   OTHER FEE
                                    RETAIL BANKING     LENDING     BANKING    TRUST      PARENT       BASED        TOTAL
                                    --------------   ----------   --------   ------   -----------   ---------   ----------
                                                                       (IN THOUSANDS)
Net interest income                    $ 20,065       $  4,548    $    --    $   93    $ (1,272)      $   32    $   23,466
Provision for loan loss                     473          1,285         --        --          --           --         1,758
Non-interest income                       6,586            640         --     5,364         561          861        14,012
Non-interest expense                     25,008          4,155         --     4,151      16,065          712        50,091
                                       --------       --------    -------    ------    --------       ------    ----------
Income (loss) before income taxes         1,170           (252)        --     1,306     (16,776)         181       (14,371)
Income taxes (benefit)                     (160)          (159)        --       446      (6,033)          61        (5,845)
                                       --------       --------    -------    ------    --------       ------    ----------
Income (loss) from continuing
   operations                             1,330            (93)        --       860     (10,743)         120        (8,526)
Loss from discontinued operations            --             --     (1,193)       --          --           --        (1,193)
                                       --------       --------    -------    ------    --------       ------    ----------
Net income (loss)                      $  1,330       $    (93)   $(1,193)   $  860    $(10,743)      $  120    $   (9,719)
                                       ========       ========    =======    ======    ========       ======    ==========
Total assets                           $349,999       $253,406    $ 1,197    $1,691    $401,019       $1,920    $1,009,232



                                                                 YEAR ENDED DECEMBER 31, 2003
                                    --------------------------------------------------------------------------------------
                                                     COMMERCIAL   MORTGAGE            INVESTMENT/   OTHER FEE
                                    RETAIL BANKING     LENDING     BANKING    TRUST      PARENT       BASED        TOTAL
                                    --------------   ----------   --------   ------   -----------   ---------   ----------
                                                                       (IN THOUSANDS)
Net interest income                    $ 23,756       $  3,925    $    --    $   83    $ (3,167)      $   48    $   24,645
Provision for loan loss                     965          1,996         --        --          --           --         2,961
Non-interest income                       7,399            292         --     4,993       3,456          855        16,995
Non-interest expense                     25,333          3,037         --     3,899       2,943          690        35,902
                                       --------       --------    -------    ------    --------       ------    ----------
Income (loss) before income taxes         4,857           (816)        --     1,177      (2,654)         213         2,777
Income taxes (benefit)                    1,353           (222)        --       388      (1,004)          72           587
                                       --------       --------    -------    ------    --------       ------    ----------
Income (loss) from continuing
   operations                             3,504           (594)        --       789      (1,650)         141         2,190
Loss from discontinued operations            --             --     (1,641)       --          --           --        (1,641)
                                       --------       --------    -------    ------    --------       ------    ----------
Net income (loss)                      $  3,504       $   (594)   $(1,641)   $  789    $ (1,650)      $  141    $      549
                                       ========       ========    =======    ======    ========       ======    ==========
Total assets                           $363,982       $224,714    $ 3,588    $1,605    $552,662       $2,221    $1,148,782

                                                                 YEAR ENDED DECEMBER 31, 2002
                                    --------------------------------------------------------------------------------------
                                                     COMMERCIAL   MORTGAGE            INVESTMENT/   OTHER FEE
                                    RETAIL BANKING     LENDING     BANKING    TRUST      PARENT       BASED        TOTAL
                                    --------------   ----------   --------   ------   -----------   ---------   ----------
                                                                      (IN THOUSANDS)
Net interest income                    $ 25,237       $  5,408    $    --    $  122    $ (3,536)      $  100    $   27,331
Provision for loan loss                   1,239          8,026         --        --          --           --         9,265
Non-interest income                       8,211            472         --     4,750       4,485          735        18,653
Non-interest expense                     26,505          3,973         --     4,157       5,082          689        40,406
                                       --------       --------    -------    ------    --------       ------    ----------
Income (loss) before income taxes         5,704         (6,119)        --       715      (4,133)         146        (3,687)
Income taxes (benefit)                    1,677         (2,301)        --       229      (1,347)          50        (1,692)
                                       --------       --------    -------    ------    --------       ------    ----------
Income (loss) from continuing
   operations                             4,027         (3,818)        --       486      (2,786)          96        (1,995)
Loss from discontinued operations            --             --     (3,157)       --          --           --        (3,157)
                                       --------       --------    -------    ------    --------       ------    ----------
Net income (loss)                      $  4,027       $ (3,818)   $(3,157)   $  486    $ (2,786)      $   96    $   (5,152)
                                       ========       ========    =======    ======    ========       ======    ==========
Total assets                           $397,884       $258,870    $ 8,493    $1,829    $505,778       $2,971    $1,175,825


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

25.  DISCONTINUED OPERATIONS


     As of December 28, 2004, SMC entered into an agreement to sell its remaining mortgage servicing rights. This action will result in the closing of this non-core business which exposed the Company to greater balance sheet market risk and earnings volatility. As a result of this transaction all assets and all liabilities of SMC are reported as discontinued operations as of December 31, 2004. Thus these assets and liabilities are separately identified in the December 31, 2004 and 2003 Consolidated Balance Sheets as assets and liabilities from discontunued operations. SMC expects to complete the transfer of all files related to the servicing rights in the first quarter of 2005. The major asset and liability categories of net discontinued operations as of December 31, 2004 and 2003 are as follows (in thousands):


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


28.  RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS



     Subsequent to the issuance of the Company's 2004 consolidated financial statements, management determined that certain errors existed in the consolidated statements of cash flows relating to the presentation of cash flows from discontinued operations as a single line presentation rather than within the categories of operating, investing and financing activities. Accordingly, the accompanying consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 have been restated to appropriately classify cash flows from discontinued operations as either operating, investing or financing activities.



A summary of the significant effects of the restatement is as follows (in thousands):




                                                                        YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------
                                                      2004                     2003                       2002
                                           -----------------------------------------------------------------------------
                                                AS                       AS                          AS
CONSOLIDATED STATEMENTS OF CASH             PREVIOUSLY               PREVIOUSLY                  PREVIOUSLY
FLOWS INFORMATION                            REPORTED    AS RESTATED  REPORTED     AS RESTATED    REPORTED   AS RESTATED
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Discontinued operations                                       (254)                     630                      2,483
Net cash (used in) provided by operating
  activities                                  (1,751)       (2,005)     1,529         2,159           249        2,732
Cash flows from investing activities:
Discontinued operations                                        915                    3,277                     (4,564)
Net cash provided by investing activities    124,419       125,334     10,138        13,415        26,906       22,342

Cash flows from financing activities:
Discontinued operations                                         --                       --                         --
Net cash used in financing activities       (126,772)     (126,772)   (17,975)      (17,975)      (27,021)     (27,021)

                     STATEMENT OF MANAGEMENT RESPONSIBILITY


September 7, 2005


To the Stockholders and
Board of Directors of
AmeriServ Financial, Inc.


     Management of AmeriServ Financial, Inc. and its subsidiaries have prepared the consolidated financial statements and other information in the Annual Report and Form 10-K/A in accordance with generally accepted accounting principles and are responsible for its accuracy.


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


As discussed in Note 28, the consolidated statements of cash flows have been restated.



/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 8, 2005 (September 7, 2005 as to the effects of the restatement discussed in Note 28)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES


     The Company's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation including the effects of the restatement of our consolidated cash flows as described in Note 28, to the consolidated financial statements, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2004, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. In the fourth quarter no changes in the Company's internal control over financial reporting have come to management's attention that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                                     PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:


     The consolidated financial statements listed below are from the 2004 Form 10-K/A and Part II -- Item 8. Page references are to said Form 10-K/A.


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