Form 10-Q
period 2005-09-30
AMERISERV FINANCIAL INC /PA/
filed 2005-11-07
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                   September 30, 2005

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

               Class

        Outstanding at November 1, 2005

Common Stock, par value $2.50

                22,108,172

per share

AmeriServ Financial, Inc.

      AmeriServ Financial, Inc.

                                                        CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$ 22,626	$ 20,374
Interest bearing deposits	420	199
Investment securities:
Available for sale	228,762	373,584
Held to maturity (market value $24,204 on September 30, 2005, and $27,550 on December 31, 2004)	24,320	27,435
Loans held for sale	537	687
Loans	545,375	522,363
Less: Unearned income	1,012	1,634
Allowance for loan losses	9,435	9,893
Net loans	534,928	510,836
Premises and equipment, net	9,112	9,688
Accrued income receivable	3,844	4,288
Goodwill	9,544	9,544
Core deposit intangibles, net	2,920	3,568
Bank owned life insurance	31,383	30,623
Deferred tax asset	14,624	9,102
Assets related to discontinued operations	1,314	1,941
Other assets	16,860	8,107
TOTAL ASSETS	$ 901,194	$ 1,009,976

LIABILITIES
Non-interest bearing deposits	$ 104,984	$ 100,702
Interest bearing deposits	593,313	543,689
Total deposits	698,297	644,391

Other short-term borrowings	89,440	151,935
Advances from Federal Home Loan Bank	997	96,949
Guaranteed junior subordinated deferrable interest debentures	20,285	20,285
Total borrowed funds	110,722	269,169
Liabilities related to discontinued operations	208	744
Other liabilities	6,945	10,453
TOTAL LIABILITIES	816,172	924,757

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,196,705 shares issued and 22,105,786 outstanding on September 30, 2005; 23,808,760 shares issued and 19,717,841 outstanding on December 31, 2004	65,492	59,522
Treasury stock at cost, 4,090,919 shares for both periods presented	(65,824)	(65,824)
Capital surplus	78,631	75,480
Retained earnings	10,017	19,377
Accumulated other comprehensive loss, net	(3,294)	(3,336)
TOTAL STOCKHOLDERS' EQUITY	85,022	85,219
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 901,194	$ 1,009,976

See accompanying notes to condensed consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 8,200	$ 7,346	$ 24,259	$ 22,716
Deposits with banks	-	9	4	24
Federal funds sold	-	-	-	1
Investment securities:
Available for sale	3,035	4,909	9,857	14,427
Held to maturity	238	434	756	1,071
Total Interest Income	11,473	12,698	34,876	38,239

INTEREST EXPENSE
Deposits	3,290	2,628	9,323	7,700
Other short-term borrowings	749	542	2,011	1,397
Advances from Federal Home Loan Bank	1,542	3,113	4,494	9,076
Guaranteed junior subordinated deferrable interest debentures	434	763	1,304	2,289
Total Interest Expense	6,015	7,046	17,132	20,462

NET INTEREST INCOME	5,458	5,652	17,744	17,777
Provision (benefit) for loan losses	100	-	(175)	643

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,358	5,652	17,919	17,134

NON-INTEREST INCOME
Trust fees	1,586	1,377	4,564	3,991
Net realized gains (losses) on investment securities	(2,577)	228	(2,499)	1,276
Net realized gains on loans held for sale	27	108	182	263
Service charges on deposit accounts	723	692	2,011	2,138
Bank owned life insurance	256	279	760	830
Other income	643	1,385	1,968	2,871
Total Non-Interest Income	658	4,069	6,986	11,369

NON-INTEREST EXPENSE
Salaries and employee benefits	4,804	4,706	14,235	14,021
Net occupancy expense	609	620	1,869	1,985
Equipment expense	620	611	1,881	1,889
Professional fees	1,483	1,091	3,244	2,714
Supplies, postage and freight	319	381	871	958
Miscellaneous taxes and insurance	449	430	1,365	1,268
FDIC deposit insurance expense	76	72	216	215
Amortization of core deposit intangibles	216	218	648	934
FHLB and interest rate swap prepayment penalties	12,287	-	12,287	-
Other expense	1,415	915	3,511	3,081
Total Non-Interest Expense	$ 22,278	$ 9,044	$ 40,127	$ 27,065

CONTINUED ON NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

Unaudited

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(16,262)	$ 677	$(15,222)	$ 1,438
Benefit for income taxes	(5,689)	(324)	(5,991)	(253)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(10,573)	1,001	(9,231)	1,691
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAX (BENEFIT) PROVISION $5, $(141), $(67), and $(267), RESPECTIVELY	9	(259)	(130)	(469)

NET INCOME (LOSS)	$(10,564)	$ 742	$ (9,361)	$ 1,222

PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic net income (loss)	$ (0.53)	$ 0.07	$ (0.47)	$ 0.12
Diluted net income (loss)	$ (0.53)	$ 0.07	$ (0.47)	$ 0.12
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
Basic net loss	$ 0.00	$ (0.02)	$ (0.01)	$ (0.03)
Diluted net loss	$ 0.00	$ (0.02)	$ (0.01)	$ (0.03)
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$ (0.53)	$ 0.05	$ (0.47)	$ 0.09
Average shares outstanding	19,785	13,976	19,744	13,969
Diluted:
Net income (loss)	$ (0.53)	$ 0.05	$ (0.47)	$ 0.09
Average shares outstanding	19,785	14,010	19,744	14,019
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes to condensed consolidated financial statements.

      AmeriServ Financial, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004
OPERATING ACTIVITIES
Net income (loss)	$ (9,361)	$ 1,222
Loss from discontinued operations	(130)	(469)
Income (loss) from continuing operations	(9,231)	1,691
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
(Benefit) provision for loan losses	(175)	643
Depreciation expense	1,335	1,505
Amortization expense of core deposit intangibles	649	934
Net amortization of investment securities	1,401	1,775
Net realized losses (gains) on investment securities – available for sale	2,499	(1,276)
Loss on prepayment of interest rate swaps	5,825	-
Net realized gains on loans held for sale	(182)	(263)
Amortization of deferred loan fees	(314)	(254)
Origination of mortgage loans held for sale	(15,286)	(22,643)
Sales of mortgage loans held for sale	14,899	22,136
Decrease (increase) in accrued income receivable	444	(65)
Decrease in accrued expense payable	(1,051)	(114)
Net increase in other assets	(14,119)	(3,372)
Net increase in other liabilities	1,911	2,155
Net cash provided by (used in) operating activities from continuing operations	(11,395)	2,852
Net cash used in operating activities from discontinued operations	(130)	(146)
Net cash provided by (used in) operating activities	(11,525)	2,706

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(31,828)	(303,611)
Purchases of investment securities and other short-term investments -
held to maturity	-	(17,050)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	45,225	69,125
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	3,250	4,915
Proceeds from sales of investment securities and
other short-term investments – available for sale	127,456	306,887
Long-term loans originated	(85,042)	(149,960)
Principal collected on long-term loans	80,310	116,235
Loans purchased or participated	(18,896)	(2,529)
Loans sold or participated	1,000	31,500
Net increase in other short-term loans	(570)	(138)
Purchases of premises and equipment	(759)	(559)
Net cash provided by investing activities	120,146	54,815

FINANCING ACTIVITIES
Net increase in deposit accounts	53,906	4,579
Net decrease in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(62,495)	(57,643)
Net principal repayments of advances from Federal Home Loan Bank and hedges	(100,029)	(5,028)
Payment of cancellation of interest rate swaps	(5,825)	-
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(1,218)	(2,187)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	104	111
Common stock issuance	9,409	-
Net cash used in financing activities	(106,148)	(60,168)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING AND DISCONTINUED OPERATIONS	2,473	(2,647)
CASH AND CASH EQUIVALENTS AT JANUARY 1	20,573	24,773
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$ 23,046	$ 22,126

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), AmeriServ Associates, Inc., (AmeriServ Associates) and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 22 locations in Pennsylvania.  Standard Mortgage Corporation of Georgia (SMC), a former subsidiary of the Bank, was a mortgage banking company whose business included the servicing of mortgage loans. On December 28, 2004, the Company entered into an agreement to sell its remaining mortgage servicing rights and discontinue operations of this non-core business (see Note #19).  AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.  The Trust Company offers a complete range of trust and financial services and has $1.6 billion in assets under management.  The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

3.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options to purchase 132,857 and 131,095 shares of common stock were outstanding as of September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.  (In thousands, except per share data.)

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Income (loss) from continuing
operations:	$(10,573)	$ 1,001	$(9,231)	$ 1,691
Income (loss) from discontinued
operations:	9	(259)	(130)	(469)
Net Income (Loss)	$(10,564)	$ 742	$(9,361)	$ 1,222

Denominator:
Weighted average common shares
outstanding (basic)	19,785	13,976	19,744	13,969
Effect of stock options	-	34	-	50
Weighted average common shares
outstanding (diluted)	19,785	14,010	19,744	14,019

Earnings (loss) per share from
continuing operations:
Basic	$(0.53)	$0.07	$(0.47)	$0.12
Diluted	(0.53)	0.07	(0.47)	0.12

Loss per share from discontinued
operations:
Basic	$0.00	$(0.02)	$(0.01)	$(0.03)
Diluted	0.00	(0.02)	(0.01)	(0.03)

Earnings (loss) per share:
Basic	$(0.53)	$0.05	$(0.47)	$0.09
Diluted	(0.53)	0.05	(0.47)	0.09

Stock-based Compensation

Employee compensation expense under stock options is reported using the intrinsic value method.  The following pro forma information regarding net income and earnings per share assumes stock options had been accounted for under the fair value method and the estimated fair value of the options is amortized to expense over the vesting period.  The compensation expense, net of related tax, of $19,000 and  $56,000 for the three and nine months ended September 30, 2005, and $21,000 and $51,000 for the three and nine months ended September 30, 2004, respectively, is included in the pro forma net income as reported below (in thousands, except per share data).

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(10,564)	$ 742	$(9,361)	$1,222
Less: Total stock-based compensation cost, net of taxes	19	21	56	51
Pro forma net income (loss)	$(10,583)	$ 721	$(9,417)	$1,171

Earnings per share:
Basic – as reported	$(0.53)	$0.05	$(0.47)	$0.09
Basic – pro forma	(0.53)	0.05	(0.47)	0.08
Diluted – as reported	(0.53)	0.05	(0.47)	0.09
Diluted – pro forma	(0.53)	0.05	(0.47)	0.08

4.

Comprehensive Income (Loss)

For the Company, comprehensive income (loss) includes net income and unrealized holding gains and losses from available for sale investment securities.  The changes in other comprehensive income (loss) are reported net of income taxes, as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net income (loss)	$(10,564)	$ 742	$ (9,361)	$ 1,222

Other comprehensive income (loss), before tax:
Unrealized security gains (losses) on available for sale securities arising during period	(2,307)	8,665	(2,435)	(2,004)
Income tax effect	784	(3,033)	828	701
Reclassification adjustment for gains (losses) on available for sale securities included in net income	(2,577)	228	(2,499)	1,276
Income tax effect	(876)	80	(850)	447
Other comprehensive income (loss), net of tax:	178	5,484	42	(2,132)

Comprehensive income (loss)	$(10,386)	$ 6,226	$(9,319)	$ (910)

5.

Condensed Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.  For the Parent Company, cash and cash equivalents also include short-term investments.  The Company made $48,000 in income tax payments in the first nine months of 2005 as compared to $3,674,000 for the first nine months of 2004.  Total interest expense paid amounted to $18,183,000 in 2005's first nine months compared to $20,567,000 in the same 2004 period.

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

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

September 30, 2005		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 5,022	$ -	$ (166)	$ 4,856
U.S. Agency	58,978	11	(836)	58,153
U.S. Agency mortgage- backed securities	138,808	2	(4,112)	134,698
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	11,486	-	-	11,486
Other securities (1)	19,533	36	-	19,569
Total	$233,827	$ 49	$ (5,114)	$ 228,762

(1)Other investment securities include corporate notes and bonds and asset-backed securities.

Investment securities held to maturity (HTM):

September 30, 2005		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,301	$ -	$ (32)	$ 3,269
U.S. Agency	11,494	2	(129)	11,367
U.S. Agency mortgage-
backed securities	9,525	43	-	9,568
Total	$ 24,320	$ 45	$ (161)	$ 24,204

Investment securities available for sale (AFS):

December 31, 2004		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 10,071	$ 1	$ (90)	$ 9,982
U.S. Agency	33,219	20	(356)	32,883
U.S. Agency mortgage-
backed securities	305,986	48	(4,794)	301,240
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	17,059	-	-	17,059
Other securities (1)	12,381	39	-	12,420
Total	$ 378,716	$ 108	$ (5,240)	$ 373,584

(1)Other investment securities include corporate notes and bonds and asset-backed securities.

Investment securities held to maturity (HTM):

December 31, 2004		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,348	$ 46	$ (1)	$ 3,393
U.S. Agency	11,522	31	(161)	11,392
U.S. Agency mortgage-
backed securities	12,565	200	-	12,765
Total	$ 27,435	$ 277	$ (162)	$ 27,550

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  91.2% and 96.4% of the portfolio was rated "AAA" at September 30, 2005 and December 31, 2004, respectively.  6.1% and 1.8% of the portfolio at September 30, 2005 and December 31, 2004, respectively, was rated below "A" or unrated.

The following tables present information concerning investments with unrealized losses as of September 30, 2005 (in thousands):

Investment securities available for sale:

September 30, 2005	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$ 4,856	$ (166)	$ 4,856	$ (166)
U.S. Agency	30,121	(261)	20,951	(575)	51,072	(836)
U.S. Agency mortgage-
backed securities	7,926	(158)	126,512	(3,954)	134,438	(4,112)
Total	$ 38,047	$ (419)	$152,319	$(4,695)	$190,366	$(5,114)

Investment securities held to maturity:

September 30, 2005	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 3,269	$ (32)	$ -	$ -	$ 3,269	$ (32)
U.S. Agency	-	-	7,896	(129)	7,896	(129)
Total	$ 3,269	$ (32)	$ 7,896	$ (129)	$11,165	$ (161)

Given the quality of the investment portfolio (greater than 96% rated AAA), the Company believes the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements.

7.

Loans Held for Sale

At September 30, 2005, $537,000 of certain newly originated fixed-rate residential mortgage loans were classified as held for sale, because it is management's intent to sell these residential mortgage loans.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net realized gains on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Consolidated Statements of Operations.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Company has the intent to sell the loan to an outside investor.   The historical dollar amount of commitments outstanding has not been material.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Commercial	$ 75,785	$ 72,011
Commercial loans secured by real estate	246,550	225,661
Real estate – mortgage	203,363	201,406
Consumer	19,677	23,285
Total loans	545,375	522,363
Less: Unearned income	1,012	1,634
Loans, net of unearned income	$ 544,363	$ 520,729

Real estate-construction loans comprised 6.4%, and 6.3% of total loans, net of unearned income, at September 30, 2005 and December 31, 2004, respectively.  The Company has no direct credit exposure to foreign countries.

9.

Allowance for Loan Losses and Charge-Off Procedures

As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business.  Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

* a review of all criticized and impaired loans with balances over $250,000 ($100,000 for loans classified as doubtful or worse) to determine if any specific reserve allocations are required on an individual loan basis.  The specific reserve established for these criticized and impaired loans is based on analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. For impaired loans under Statement of Financial Accounting Standards (SFAS #114, “Accounting by Creditors for Impairment of a Loan”), the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

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

The Company's policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loans with balances in excess of $250,000 within a 12-month period.  The Company defines classified loans as those loans rated substandard or doubtful.  The Company has also identified three pools of small dollar value homogeneous loans which are evaluated collectively for impairment.  These separate pools are for small business loans of $100,000 or less, residential mortgage loans and consumer loans.  Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Balance at beginning of period	$9,480	$10,932	$9,893	$11,682
Transfer from (to) reserve for unfunded loan commitments	-	40	-	(149)
Charge-offs:
Commercial	(21)	(23)	(49)	(478)
Commercial loans secured by real estate	(39)	(914)	(98)	(1,564)
Real estate-mortgage	(51)	(24)	(106)	(120)
Consumer	(78)	(227)	(275)	(734)
Total charge-offs	(189)	(1,188)	(528)	(2,896)
Recoveries:
Commercial	9	13	72	400
Commercial loans secured by real estate	3	-	14	1
Real estate-mortgage	5	11	38	44
Consumer	27	19	121	102
Total recoveries	44	43	245	547

Net charge-offs	(145)	(1,145)	(283)	(2,349)
Provision for loan losses	100	-	(175)	643
Balance at end of period	$ 9,435	$ 9,827	$ 9,435	$ 9,827

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.11%	0.92%	0.07%	0.63%
Annualized provision for loan losses	0.08	-	(0.04)	0.17
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.73	1.94	1.73	1.94
Allowance as a percent of total classified loans	40.35	46.31	40.35	46.31
Total classified loans	$23,381	$21,222	$23,381	$21,222

10.

Components of Allowance for Loan Losses

For impaired loans, the measurement of impairment may be based upon:  1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

The Company had loans totaling $11,237,000 and $11,974,000 being specifically identified as impaired and a corresponding reserve allocation of $2,490,000 and $2,713,000 at September 30, 2005, and December 31, 2004, respectively.  The average outstanding balance for loans being specifically identified as impaired was $11,237,000 for the nine months of 2005 compared to $11,018,000 for the nine months of 2004.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired loans during the first nine months of 2005 was $614,000, compared to $446,000 for the first nine months of 2004.

The following table sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined using the methodology described in Note #9.  This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

		September 30, 2005		December 31, 2004
		Percent of Loans in Each		Percent of Loans in Each
	Amount	Category To Loans	Amount	Category To Loans
Commercial	$2,357	13.9%	$ 2,173	13.8%
Commercial loans secured
by real estate	4,943	45.3	5,519	43.2
Real estate - mortgage	362	37.4	346	38.9
Consumer	1,008	3.4	1,074	4.1
Allocation to general risk	765	-	781	-
Total	$9,435	100.0%	$ 9,893	100.0%

Even though residential real estate-mortgage loans comprise approximately 37% of the Company's total loan portfolio, only $362,000 or 3.8% of the total allowance for loan losses is allocated against this loan category.  The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.

At September 30, 2005, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	September 30, 2005	December 31, 2004
Non-accrual loans

Commercial	$ 639	$ 802
Commercial loans secured by real estate	236	606
Real estate-mortgage	1,493	2,049
Consumer	380	412
Total loans	2,748	3,869

Past due 90 days or more and still accruing
Total loans	—	—

Other real estate owned
Commercial	227	15
Real estate-mortgage	343	—
Consumer	5	10
Total loans	575	25

Total non-performing assets	$ 3,323	$ 3,894
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.61%	0.75%
Total restructured loans	$ 258	$ 5,685

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income due in accordance
with original terms	$ 43	$115	$148	$367
Interest income recorded	-	(2)	(1)	(19)
Net reduction in interest income	$ 43	$113	$147	$348

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

Fair Value Hedges:

In June 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 6.10% that was callable quarterly with a remaining maturity of five years.   The Company received a fixed rate of 2.58% and made variable rate payments based on 90-day LIBOR.  In December 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 5.89% that was callable quarterly with a remaining five-year maturity.  The Company received a fixed rate of 5.89% and made variable rate payments based on 90-day LIBOR plus 246 basis points.  The swaps were carried at their fair values and the carrying amount of the FHLB advances included the change in their fair values since the inception of the hedge.  Because the hedges were considered highly effective and qualified for the shortcut method of accounting treatment, changes in the swap’s fair value exactly offset the corresponding changes in the fair value of the FHLB advances and as a result, the change in fair value did not have any impact on net income.  As of September 30, 2005, the increasing short-term interest rate environment caused the Company to exit these hedging transactions with the counter parties and incur a pretax prepayment penalty of $5.8 million.

The following table summarizes the interest rate swap transactions that impacted the Company’s year to date 2005 performance:

2005							Increase
				Fixed	Floating		(Decrease)
Hedge	Notional	Start	Termination	Rate	Rate	Repricing	In Interest
Type	Amount	Date	Date	Received	Paid	Frequency	Expense

Fair value	$50,000,000	6-09-03	9-22-10	2.58%	2.70%	Quarterly	$ 175,017
Fair value	$50,000,000	12-11-03	1-11-10	5.89%	5.27%	Quarterly	(148,513)
							$ 26,504

The Company believed that its exposure to credit loss in the event of nonperformance by its counterparties was remote.  The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy.  This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions.  All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors.  The Company had no interest rate swaps, caps or floors outstanding as of September 30, 2005.

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

As of September 30, 2005, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $14.6 million.  As of December 31, 2004, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $14.0 million.  The weighted average amortization period of the Company’s core deposit intangibles at September 30, 2005, is 3.4 years and was 4.4 at September 30, 2004. Amortization expense for the nine months ended September 30, 2005 totaled $645,000 and totaled $934,000 for the nine months ended September 30, 2004. Estimated amortization expense for the remainder of 2005 and the next four years is summarized as follows (in thousands):

Remaining 2005	$ 217
2006	865
2007	865
2008	865
2009	108

14.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings consist of the following at September 30, 2005, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 89,440	3.91%

Advances	2011 and after	997	6.45
Total advances		997	6.45

Total FHLB borrowings		$ 90,437	3.94%

The rate on Open Repo Plus advances can change daily, while the rate on the advances is fixed until the maturity of the advance.  All FHLB stock, along with an interest in certain mortgage loans and mortgage-backed securities with an aggregate statutory value equal to the amount of the advances, have been delivered to the FHLB of Pittsburgh to support these borrowings.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 103,926	16.68%	$ 49,848	8.00%	$ 62,310	10.00%
Bank	87,690	14.41	48,668	8.00	60,835	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	96,137	15.43	24,924	4.00	37,386	6.00
Bank	80,086	13.16	24,334	4.00	36,501	6.00

Tier 1 Capital (to Average Assets)
Consolidated	96,137	9.90	38,837	4.00	48,546	5.00
Bank	80,086	8.32	38,484	4.00	48,105	5.00

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

The contribution of the major business segments to the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands, except ratios):

	Three months ended		Nine months ended
	September 30, 2005		September 30, 2005		September 30, 2005
	Total revenue	Net income (loss)	Total revenue	Net income(loss)	Total assets
Retail banking	$ 6,033	$ (379)	$ 18,618	$ 479	$ 358,672
Commercial lending	1,429	175	4,306	1,015	283,296
Trust	1,657	364	4,790	989	2,989
Other fee based	126	(77)	378	(67)	1,841
Investment/Parent	(3,129)	(10,656)	(3,362)	(11,647)	253,082
Total from continuing operations	6,116	(10,573)	24,730	(9,231)	899,880
Total from discontinued operations	37	9	269	(130)	1,314
Total	$ 6,153	$ (10,564)	$ 24,999	$ (9,361)	$ 901,194

	Three months ended		Nine months ended
	September 30, 2004		September 30, 2004		September 30, 2004
	Total revenue	Net income (loss)	Total revenue	Net income(loss)	Total assets
Retail banking	$ 6,919	$ 760	$ 20,180	$ 1,337	$ 356,755
Commercial lending	1,401	322	3,966	421	237,659
Trust	1,401	253	4,051	731	1,344
Other fee based	157	2	547	114	1,939
Investment/Parent	(156)	(336)	403	(912)	488,617
Total from continuing operations	9,722	1,001	29,147	1,691	1,086,314
Total from discontinued operations	107	(259)	377	(469)	2,535
Total	$ 9,829	$ 742	$ 29,524	$ 1,222	$ 1,088,849

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $95.9 million and standby letters of credit of $8.8 million as of September 30, 2005.

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

18.

Private Placement Offerings

On September 27, 2005, the Company entered into definitive agreements with institutional investors for a $10.3 million private placement of common stock.  The Company secured commitments from investors to purchase 2.4 million shares at a price of $4.35 per share.

The Company contributed $1.0 million of the net proceeds to the capital of both the Bank and the Trust Company.  The Company expects to use the remaining $7.2 million of net proceeds to redeem outstanding 8.45% Trust Preferred Securities, which it also expects this will result in annual pre-tax interest savings of approximately $600,000.

The successful completion of a $10.3 million private placement common stock offering provided the Company with the capital to facilitate a series of transactions in the third quarter of 2005 which were designed to significantly improve the Company’s interest rate risk position and position the Company for future increased earnings performance.  These transactions and their related impact on third quarter earnings were as follows:  1) The Company retired all remaining $100 million of Federal Home Loan Bank (FHLB) convertible advances that had a cost of approximately 6.0% and a 2010 maturity.  The Company incurred a $6.5 million pre-tax prepayment penalty to accomplish this transaction.  2) The Company terminated all interest rate hedges associated with the FHLB debt.  The Company incurred a pre-tax termination fee of $5.8 million to eliminate these hedges on which the Company was a net payer.  3) The Company sold $112 million of investment securities to provide the cash needed at the bank for this FHLB debt and swap prepayment.  The Company incurred a $2.6 million pre-tax loss on these investment security sales.

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

19.

Discontinued Operations

As of December 28, 2004, SMC entered into an agreement to sell its remaining mortgage servicing rights.  This action resulted in the closing of this non-core business which exposed the Company to greater balance sheet market risk and earnings volatility.  As a result of this transaction all assets and liabilities of SMC are reported as discontinued operations as of December 31, 2004.  SMC completed the transfer of all files related to the servicing rights in the first half of 2005 and ceased operations as of June 30, 2005.  The major asset and liability categories of net discontinued operations as of September 30, 2005 and 2004 are as follows (in thousands):

	September 30, 2005	December 31, 2004
Cash and due from banks	$ 1,130	$ 757
Other assets	184	1,184
Other liabilities	(208)	(744)
Net assets of discontinued operations	$ 1,106	$ 1,197

SMC ‘s operations had previously been reported as the Company’s mortgage banking segment.  All results have been removed from the Company’s continuing operations for all periods presented.  The results of SMC presented as discontinued operations in the Consolidated Statement of Operations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)

NON-INTEREST INCOME
Net mortgage servicing fees	$ —	$ 40	$ 50	$ 139
Other income	37	67	291	238
Total Non-Interest Income	37	107	341	377

NON-INTEREST EXPENSE
Salaries and employee benefits	—	187	240	590
Net occupancy expense	—	45	208	136
Equipment expense	21	61	47	174
Professional fees	2	8	22	22
Supplies, postage, and freight	—	—	22	48
Miscellaneous taxes and insurance	—	—	(1)	2
Impairment credit for mortgage servicing rights	—	138	—	(26)
Other expense	—	68	—	167
Total Non-Interest Expense	23	507	538	1,113

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	14	(400)	(197)	(736)
Provision (benefit) for income taxes	5	(141)	(67)	(267)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$ 9	$ (259)	$ (130)	$ (469)

PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
Basic:
Net loss	$ 0.00	$(0.02)	$ (0.01)	$ (0.03)
Diluted:
Net loss	$ 0.00	$ (0.02)	$ (0.01)	$ (0.03)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS ("M.D.& A.")

2005 THIRD QUARTER SUMMARY OVERVIEW… The successful completion of a $10.3 million private placement common stock offering on September 29, 2005 provided the Company with the capital to facilitate a series of transactions in the third quarter of 2005 which were designed to significantly improve the Company’s interest rate risk position and position the Company for future increased earnings performance.  These transactions and their related impact on third quarter earnings were as follows:  1) The Company retired all remaining $100 million of Federal Home Loan Bank (FHLB) convertible advances that had a cost of approximately 6.0% and a 2010 maturity.  The Company incurred a $6.5 million pre-tax prepayment penalty to accomplish this transaction.  2) The Company terminated all interest rate hedges associated with the FHLB debt.  The Company incurred a pre-tax termination fee of $5.8 million to eliminate these hedges on which the Company was a net payer.  3) The Company sold $112 million of investment securities to provide the cash needed at the bank for this FHLB debt and swap prepayment.  The Company incurred a $2.6 million pre-tax loss on these investment security sales.

These transactions caused the Company to report a loss of $10.6 million or ($0.53) per diluted share for the third quarter of 2005 compared to net income of $742,000 or $0.05 per diluted share for the third quarter of 2004.  For the first nine months of 2005, the Company reported a net loss of $9.4 million or ($0.47) per diluted share compared to net income of $1.2 million or $0.09 per diluted share for the first nine months of 2004. However, the execution of these transactions combined with the capital provided from the successful private placement common stock offering strengthened the Company’s balance sheet and reduced its risk profile.  At September 30, 2005, the Company’s asset leverage ratio improved to 9.90% compared to 7.85% at September 30, 2004.

Overall, the years 2004 and 2005 have been critical years in designing and executing the Turnaround of AmeriServ Financial, Inc.  As the third quarter of 2005 ended the Company bore little resemblance to the Company that began 2004. Some of the more substantive changes are as follows:

•

Ten institutional investors have provided AmeriServ with $36.1 million of new capital over the past year.

•

AmeriServ has totally repaid its costly long-term convertible borrowings from the Federal Home Loan Bank of Pittsburgh.

•

By November 15, 2005, AmeriServ will have reduced to $13 million, the $34.5 million of Trust Preferred Securities, which accrue interest at an annual rate of 8.45% until 2028.

•

The losses of Standard Mortgage Corporation of Atlanta, Georgia has been ended by closing the company completely.

•

A troublesome level of non-performing loans has been reduced to a level comparable with that of competing peer banks and the ratio of the allowance for loan losses to those non-performing loans increased to 284%.

•

The newly reconstituted Lending area has grown loans outstanding since December 2003 by 8.3%.

•

The Retail Bank has reasserted itself and deposit growth in the period since December 2003 was 6.7%.

•

Through all of the difficulties the Trust Company continued its double-digit growth in assets under management and net income contribution.

AmeriServ begins the fourth quarter of 2005 with a strong balance sheet without the overhang of the structural impediments that had previously impeded performance.  The challenge for the future is to now improve earnings performance to peer levels through a disciplined focus on community banking.

THREE MONTHS ENDED SEPTEMBER 30, 2005 VS. THREE MONTHS ENDED SEPTEMBER 30, 2004

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2005	September 30, 2004
FROM CONTINUING OPERATIONS:
Net income (loss)	$(10,573)	$ 1,001
Diluted earnings (loss) per share	(0.53)	0.07
Return on average equity	(49.46)%	5.67%
FROM DISCONTINUED OPERATIONS:
Net income (loss)	$ 9	$ (259)
Diluted earnings (loss) per share	0.00	(0.02)
TOTAL RESULTS:
Net income (loss)	$(10,564)	$ 742
Diluted earnings (loss) per share	(0.53)	0.05
Return on average equity	(49.42)%	4.21%

The Company reported a net loss of $10.6 million or ($0.53) per diluted share for the third quarter of 2005 compared to net income of $742,000 or $0.05 per diluted share for the third quarter of 2004.  The loss was due largely to increased non-interest expense and reduced non-interest income both of which were a direct result of the balance sheet repositioning actions taken during the third quarter and discussed above.  The third quarter 2005 performance was also negatively impacted by reduced net interest income and a modestly higher provision for loan losses.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the third quarter of 2005 to the third quarter of 2004 (in thousands, except percentages):

	Three months ended September 30, 2005	Three months ended September 30, 2004	$ Change	% Change
Interest income	$ 11,473	$ 12,698	$(1,225)	(9.6)%
Interest expense	6,015	7,046	(1,031)	(14.6)
Net interest income	$ 5,458	$ 5,652	$ (194)	(3.4)

Net interest margin	2.43%	2.15%	0.28	N/M

N/M - not meaningful

The Company’s net interest income in the third quarter of 2005 decreased  by $194,000 from the prior year third quarter which reflects the impact of a reduced level of earning assets that offset the benefit of an increased net interest margin.   Specifically, the net interest margin increased by 28 basis points to 2.43% while the level of average earning assets declined by $158 million.  Both of these items reflect the deleveraging of high cost debt from the Company’s balance sheet which has resulted in lower levels of both borrowed funds and investment securities.  The Company’s net interest margin also benefited from increased loans in the earning asset mix as total loans outstanding averaged $523 million in the third quarter of 2005 a $32.7 million or 6.7% increase from the prior year third quarter. This loan growth was most evident in the commercial loan portfolio as a result of successful new business development efforts.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the third quarter of 2005 decreased by $1.2 million or 9.6% when compared to the same 2004 quarter. This decrease was due to a $158 million decline in average earning assets but was partially offset by a 29 basis point increase in the earning asset yield to 5.07%.  Within the earning asset base, the yield on the total loan portfolio increased by 30 basis points to 6.17% and reflects the higher interest rate environment in 2005. The yield on the total investment securities portfolio decreased by 30 basis points to 3.50% due to the sale of longer duration higher yielding securities as part of the fourth quarter 2004 balance sheet restructuring and continued strong premium amortization on the remaining mortgage backed securities.

The $158 million decline in the volume of average earning assets was due to a $188 million or 33.4% reduction in average investment securities partially mitigated by a $32.7 million increase in average loans.  The average investment securities decline in the third quarter of 2005 reflects the impact of the Company’s deleveraging and balance sheet repositioning strategy which began in the second half of 2004.  The increase in average loans reflects successful commercial loan growth as the Company was able to generate new business.  This commercial loan growth led to a greater composition of loans in the earning asset mix that favorably impacted the Company’s net interest margin.

The Company's total interest expense for the third quarter of 2005 decreased by $1.0 million or 14.6% when compared to the same 2004 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities. Total average interest bearing liabilities were $172 million lower in the third quarter of 2005 as we have deleveraged our balance sheet by reducing high cost FHLB debt over the past 12 months.  The total cost of funds for the third quarter of 2005 increased by 12 basis points to 3.03% and was due to the increased volume of deposits when compared to the third quarter 2004.  Specifically, total average deposits increased by $22.6 million or 3.3% compared to the third quarter of 2004, while the cost of interest bearing deposits increased by 37 basis points to 2.20%.  The other factor contributing to the increased cost of funds was the change associated with the total average borrowings.  While the average balance declined by $194 million or 50.1%, as a result of the deleverage of our balance sheet, the average cost of the remaining short term and FHLB borrowings increased by 101 basis points to 5.55% due to rising short-term interest rates since the third quarter of 2004. This caused the upward repricing of $100 million of interest rate swaps and remaining short-term borrowings.  Specifically, in the third quarter of 2004 the Company was a net receiver of $369,000 from the interest rate hedges compared to a net payer of $120,000 in the third quarter of 2005 or a net unfavorable change of $489,000.  We terminated these interest rate hedges as part of the third quarter 2005 balance sheet repositioning.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2005 and September 30, 2004 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do not include non-accrual loans, but interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of approximately 34% is used to compute tax-equivalent yields.

Three months ended September 30 (In thousands, except percentages)

		2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 523,159	$ 8,228	6.17%	$ 490,468	$ 7,376	5.87%
Deposits with banks	862	-	-	3,806	9	0.93
Investment securities – AFS	349,433	3,035	3.47	521,571	4,909	3.76
Investment securities – HTM	24,883	238	3.83	40,844	434	4.25
Total investment securities	374,316	3,273	3.50	562,415	5,343	3.80
Total interest earning assets/interest income	898,337	11,501	5.07	1,056,689	12,728	4.78
Non-interest earning assets:
Cash and due from banks	22,128			22,021
Premises and equipment	9,306			10,359
Assets of discontinued operations	1,462			2,700
Other assets	61,585			59,460
Allowance for loan losses	(9,433)			(10,538)
TOTAL ASSETS	$983,385			$1,140,691

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 55,693	$ 61	0.43%	$ 54,133	$ 39	0.29%
Savings	96,935	208	0.85	104,840	236	0.90
Money markets	153,278	803	2.08	121,990	335	1.09
Other time	286,108	2,218	3.08	288,747	2,018	2.78
Total interest bearing deposits	592,014	3,290	2.20	569,710	2,628	1.83
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	79,958	749	3.66	125,286	542	1.69
Advances from Federal Home Loan Bank	92,669	1,542	6.52	226,041	3,113	5.48
Guaranteed junior subordinated deferrable interest debentures	20,285	434	8.56	35,567	763	8.58
Total interest bearing liabilities/interest expense	784,926	6,015	3.03	956,604	7,046	2.91
Non-interest bearing liabilities:
Demand deposits	106,119			105,819
Liabilities of discontinued operations	356			554
Other liabilities	7,180			7,694
Stockholders' equity	84,804			70,020
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$983,385			$1,140,691
Interest rate spread			2.04			1.88
Net interest income/ net interest margin		5,486	2.43%		5,682	2.15%
Tax-equivalent adjustment		(28)			(30)
Net Interest Income		$ 5,458			$ 5,652

…..PROVISION FOR LOAN LOSSES..... The Company recorded a provision for loan loss in the third quarter of 2005 of $100,000 compared to no loan loss provision in the third quarter of 2004.  The third quarter 2005 provision was slightly lower than net charge-offs in the third quarter of 2005 that totaled $145,000 or 0.11% of total average loans.

Non-performing assets have declined for six consecutive quarters and total $3.3 million or 0.61% of total loans at September 30, 2005.  As a result of the lower level of non-performing assets, the Company’s loan loss reserve coverage of non-performing assets amounted to 284% at September 30, 2005 compared to 195% at September 30, 2004 and 254% at December 31, 2004.  The allowance for loan losses as a percentage of total loans was 1.73% at September 30, 2005 compared to 1.94% at September 30, 2004 and 1.90% at December 31, 2004.

.....NON-INTEREST INCOME..... Non-interest income for the third quarter of 2005 totaled $658,000; a $3.4 million decrease from the third quarter 2004 performance.  Factors contributing to the lower non-interest income in 2005 included:

* a $2.6 million investment security loss realized on the previously discussed third quarter balance sheet restructuring which included the sale of $112 million of securities.

* a $742,000 or 53.6% decrease in other income due to a $666,000 gain on the sale of OREO property in the third quarter of 2004. There was no such gain in 2005.

* a $209,000 or 15.2% increase in trust fees due to continued successful new business development efforts and the benefit of new customer fee schedules that were implemented in the fourth quarter of 2004.  Assets under management since September 30, 2004 increased by $373 million or 30.4% to $1.6 billion at September 30, 2005.

.....NON-INTEREST EXPENSE..... Non-interest expense for the third quarter of 2005 totaled $22.3 million; a $13.2 million increase from the third quarter 2004 performance. Factors contributing to the higher non-interest expense in 2005 included:

* the previously discussed $12.3 million of charges related to the FHLB prepayment penalty and interest rate hedge termination costs.

* professional fees increased by $392,000 or 35.9% due to costs associated with implementing Sarbanes-Oxley Section 404 and higher legal costs.

* other expenses increased $500,000 due to higher claims expense at the credit life/accident and health reinsurance subsidiary, greater other real estate owned expense, increased cost of funding the reserve for unfunded loan commitments, and higher other miscellaneous expenses.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $5.7 million or an effective tax rate of 35.0% in the third quarter of 2005 compared to an income tax benefit of $324,000 in the third quarter of 2004.  The increased income tax benefit in 2005 resulted from the large pre-tax loss incurred in the current year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2005 VS. NINE MONTHS ENDED SEPTEMBER 30, 2004

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004
FROM CONTINUING OPERATIONS:
Net income (loss)	$ (9,231)	$ 1,691
Diluted earnings (loss) per share	(0.47)	0.12
Return on average equity	(14.50)%	3.11%
FROM DISCONTINUED OPERATIONS:
Net loss	$ (130)	$ (469)
Diluted earnings (loss) per share	(0.01)	(0.03)
TOTAL RESULTS:
Net income (loss)	$ (9,361)	$ 1,222
Diluted earnings (loss) per share	(0.47)	0.09
Return on average equity	(14.71)%	2.25%

The Company reported a net loss of $9.4 million or ($0.47) per diluted share in 2005 compared to net income of $1.2 million or $0.09 per diluted share for the first nine months of 2004. The previously discussed successful completion of a $10.3 million private placement common stock offering provided the Company with the capital to facilitate a series of transactions in the third quarter of 2005 which caused the loss for the first nine months of 2005 but positioned the Company for future increased earnings performance.  Continuing asset quality improvements caused a reduced provision for loan losses in the first nine months of 2005. Also, the net loss from discontinued operations declined by $339,000 between years as a result of the closure of the unprofitable mortgage servicing operation as of June 30, 2005.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first nine months of 2005 to the first nine months of 2004 (in thousands, except percentages):

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	$ Change	% Change
Interest income	$ 34,876	$ 38,239	$(3,363)	(8.8)%
Interest expense	17,132	20,462	(3,330)	(16.3)
Net interest income	$ 17,744	$ 17,777	$ (33)	(0.2)

Net interest margin	2.60%	2.26%	0.34	N/M

N/M - not meaningful

The Company’s net interest income in the first nine months of 2005 was essentially flat with the prior year as the reduced level of earning assets offset the benefits from an increased net interest margin.   Specifically, the net interest margin increased by 34 basis points to 2.60% while the level of average earning assets declined by $143 million.  Both of these items reflect the repayment of high cost debt by the Company, which has resulted in lower levels of both borrowed funds and investment securities.  The Company’s net interest margin also benefited from increased loans in the earning asset mix as total loans outstanding averaged $520 million in the first nine months of 2005, a $27 million or 5.4% increase from the prior year first nine months.  Deposits continued their recovery from the low point reached in the fourth quarter of 2004.  Total deposits averaged $697 million for the first nine months of 2005, a $30 million or 4.6% increase from the same 2004 period due to increased deposits from the trust company’s operations.  Over the past two quarters, the Company has experienced net interest income and net interest margin pressure due to the negative impact that the flatter yield curve has had on the Company’s remaining leverage program.  The balance sheet restructuring that the Company executed late in the third quarter of 2005 was designed to address this issue and position the Company for net interest income and margin expansion beginning in the fourth quarter.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the first nine months of 2005 decreased by $3.4 million or 8.8% when compared to the same 2004 period. This decrease was due to a $143 million decline in average earning assets but was partially offset by a 27 basis point increase in the earning asset yield to 5.11%.  Within the earning asset base the yield on the total loan portfolio increased by 14 basis points to 6.16%. This increase reflects the impact of the higher interest rate environment in 2005 as the Federal Reserve has increased short-term interest rates by 250 basis points over the past year.  Note that the higher yields reflect the upward repricing of floating rate assets as the yields on fixed rate loans and securities are relatively consistent with the prior year due to the flattening of the yield curve.

The $143 million decline in the volume of average earning assets was due to a $166 million or 30.0% reduction in average investment securities partially mitigated by a $27 million increase in average loans.    Commercial loan growth led to a greater composition of loans in the earning asset mix which favorably impacted the Company’s net interest income and net interest margin.  The securities decline resulted from the previously discussed balance sheet deleverage and repositioning strategies.

The Company's total interest expense for the first nine months of 2005 decreased by $3.3 million or 16.3% when compared to the same 2004 period.  This reduction in interest expense was due to a lower volume of interest bearing liabilities.  Total average interest bearing liabilities were $156 million lower in the first nine months of 2005 as we reduced the size of our leverage program in the fourth quarter of 2004 by retiring $125 million of high cost FHLB advances and late in the third quarter of 2005 by retiring the remaining $100 million of high cost FHLB convertible advances. We also benefited from the retirement of $15.3 million of guaranteed junior subordinated deferrable interest debentures in the fourth quarter of 2004 which favorably reduced interest expense by $870,000 in the first nine months of 2005.  We plan to retire another $7.2 million of these securities in the fourth quarter of 2005 with a portion of the proceeds from the most recent private placement offering.

The total cost of funds for the first nine months of 2005 increased modestly by two basis points to 2.87% and was driven up by higher short-term rates when compared to the first nine months of 2004.  These higher short-term rates caused a 27 basis point increase in interest bearing deposits to 2.11%.  Note that some of the net-interest margin improvement was masked by the upward repricing of $100 million of interest rate swaps and the remaining short-term borrowings.  Specifically, in the first nine months of 2004 the Company was a net receiver of $1,307,000 from the interest rate hedges compared to a net payer of $27,000 in the first nine months of 2005 or a net unfavorable change of $1,334,000.  We terminated these interest rate hedges as part of the third quarter 2005 balance sheet repositioning.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended September 30, 2005 and September 30, 2004.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 26.

Nine months ended September 30 (In thousands, except percentages)

		2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 520,427	$ 24,344	6.16%	$493,905	$ 22,805	6.02%
Deposits with banks	801	4	0.68	4,499	24	0.72
Federal funds sold	-	-	-	91	1	0.91
Investment securities – AFS	361,290	9,857	3.73	518,132	14,427	3.71
Investment securities – HTM	25,905	756	3.89	34,735	1,071	4.15
Total investment securities	387,195	10,613	3.74	552,867	15,498	3.74
Total interest earning assets/interest income	908,423	34,961	5.11	1,051,362	38,328	4.84
Non-interest earning assets:
Cash and due from banks	21,520			21,785
Premises and equipment	9,504			10,640
Assets of discontinued operations	1,647			2,947
Other assets	62,113			63,226
Allowance for loan losses	(9,714)			(11,084)
TOTAL ASSETS	$993,493			$1,138,876

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 54,513	$ 150	0.37%	$ 53,079	$ 111	0.28%
Savings	98,652	637	0.86	105,565	705	0.89
Money markets	153,854	2,208	1.92	120,374	937	1.04
Other time	283,895	6,328	2.98	280,706	5,947	2.83
Total interest bearing deposits	590,914	9,323	2.11	559,724	7,700	1.84
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	85,764	2,011	3.09	129,557	1,397	1.42
Advances from Federal Home Loan Bank	98,234	4,494	6.12	226,301	9,076	5.36
Guaranteed junior subordinated deferrable interest debentures	20,285	1,304	8.57	35,567	2,289	8.58
Total interest bearing liabilities/interest expense	795,197	17,132	2.87	951,149	20,462	2.85
Non-interest bearing liabilities:
Demand deposits	105,732			106,486
Liabilities of discontinued operations	496			404
Other liabilities	6,984			8,229
Stockholders' equity	85,084			72,608
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$993,493			$1,138,876
Interest rate spread			2.24			1.99
Net interest income/ net interest margin		17,829	2.60%		17,866	2.26%
Tax-equivalent adjustment		(85)			(89)
Net Interest Income		$ 17,744			$ 17,777

…..PROVISION FOR LOAN LOSSES..... The Company recorded a provision for loan loss benefit of $175,000 in the first nine months of 2005.  This represented a decrease from the first nine months of 2004 provision of $643,000 or 0.17% of total average loans.  The lower provision for loan losses in 2005 reflects improvements in asset quality most evidenced by lower levels of non-performing assets and net charge-offs.  Non-performing assets have declined for six consecutive quarters and now total $3.3 million or 0.61% of total loans.  Net charge-offs in the first nine months of 2005 totaled $283,000 or 0.07% of total average loans compared to net charge-offs of $2.3 million or 0.63% of total average loans in the first nine months of 2004.  Overall, the balance in the allowance for loan losses since the third quarter of 2004 has declined by $392,000 to $9.4 million at September 30, 2005.

.....NON-INTEREST INCOME..... Non-interest income for the first nine months of 2005 totaled $7.0 million; a $4.4 million decrease from the first nine months of 2004 performance.  Factors contributing to the lower non-interest income in 2005 included:

* the Company realized $2.5 million of investment security losses in 2005 compared to investment security gains of $1.3 million in the first nine months of 2004, or a net unfavorable change of $3.8 million.  The 2005 loss resulted from the previously discussed third quarter balance sheet restructuring.

* a $573,000 or 14.4% increase in trust fees due to continued successful union and non-union related new business development efforts and the full benefit of new customer fee schedules that were implemented in the fourth quarter of 2004.

* a $127,000 decrease in deposit service charges due to fewer overdraft fees as customers have maintained higher average balances in demand deposit accounts in 2005.  Also, business customers have received a larger earnings credit for balances due to the higher short term interest rates which has subsequently caused a reduction in deposit service charges for account analysis customers.

* a $903,000 decrease in other income due to a $666,000 gain on the sale of OREO property in the third quarter of 2004. There was no such gain in 2005.  Lower mortgage production related revenues also contributed to the decrease in other income.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first nine months of 2005 totaled $40.1 million; a $13.1 million increase from the first nine months 2004 performance. Factors contributing to the higher non-interest expense in 2005 included:

* the previously discussed $12.3 million increase due to charges related to the FHLB prepayment penalty and interest rate hedge termination costs.

* salaries and employee benefits increased by $214,000 or 1.5% as higher medical insurance costs and pension costs have more than offset lower salaries expense due to a reduced number of employees.

* other professional fees increased by $530,000 or 19.5% due to higher legal costs at the Trust subsidiary and the costs associated with implementing Sarbanes-Oxley Section 404.

* core deposit amortization expense decreased by $286,000 due to the full amortization of a core deposit intangible from a prior acquisition.

* occupancy expense declined by $116,000 or 5.8% due to the closure of the Company’s Harrisburg branch office and lower real estate taxes as a result of the successful appeal to lower the Company’s assessed property values in Cambria and Somerset Counties.

.....INCOME TAX EXPENSE..... The Company recognized an income tax benefit of $6.0 million in the first nine months of 2005 compared to an income tax benefit of $253,000 in the first nine months of 2004 due to the large pre-tax loss incurred in 2005.  However, in both 2005 and 2004, the Company lowered its income tax expense by approximately $450,000 due to a reduction in reserves for prior year tax contingencies as a result of the successful conclusion of an IRS examination on several open tax years.

…..SEGMENT RESULTS.…. Retail banking’s net income contribution was $479,000 in the first nine months of 2005 and $(379,000) for the third quarter of 2005.  The retail banking net income contribution is down from the same prior year period due to higher allocated non-interest expenses(particularly for Sarbanes Oxley) and reduced net interest income contribution as a result of increased deposit costs and the flatter yield curve.

The trust segment’s net income contribution in the first nine months of 2005 amounted to $989,000 which was up $258,000 from the prior year period.  Third quarter 2005 trust net income was $364,000 which was $111,000 higher than the third quarter of 2004 due to increased revenue.  The benefit of new customer fee schedules that were implemented in the fourth quarter of 2004 has been a key factor responsible for the increased revenue in the personal trust division.  The diversification of the revenue-generating divisions within the trust segment is also one of the primary reasons for its successful growth. The specialized union collective funds are expected to continue to be the growth leaders in both assets under administration and revenue production.  Other trust segment niches include the cemetery and funeral pre-need accounts and special needs trusts.  The common element in each of these specialties is the diverse geographical areas from which the business originates. The union funds have attracted several international labor unions as investors as well as many local unions from a number of states.  The union collective investment funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor.

The commercial lending segment increased its profitability in the first nine months of 2005 by generating net income of $1,015,000 compared to $421,000 of net income earned in the first nine months of 2004.  In the third quarter of 2005, commercial lending profitability was $175,000 compared to $322,000 in the third quarter of 2004.  The improved performance in the first nine months of 2005 was caused by increased revenue resulting from the greater level of commercial loans outstanding and improved asset quality.  The improved asset quality allowed the Company to release a portion of our allowance for loan losses into earnings in the first nine months of 2005. The reduced performance in the third quarter of 2005 was caused by higher allocated expenses.

The investment/parent segment reported a net loss of $11.6 million in the first nine months of 2005 which was significantly greater than the net loss of $912,000 realized in the first nine months of 2004. The third quarter 2005 net loss was $10.7 million compared to a net loss of $336,000 in the third quarter of 2004.  The increased loss between years was primarily due to the balance sheet restructuring that occurred in the third quarter of 2005 and included $12.3 million of FHLB debt and interest rate hedge prepayment penalties and $2.6 million on losses realized on investment security sales.

On December 28, 2004, SMC sold all of its remaining mortgage servicing rights and the Company discontinued operations of this non-core business.  The Company concluded that mortgage servicing was not a core community banking business and we did not have the scale nor the earnings power to absorb the volatility and risk associated with this business line.  The Company reduced its loss from discontinued operations from $469,000 for the first nine months of 2004 to $130,000 for the first nine months of 2005.

.....BALANCE SHEET.....The Company's total consolidated assets were $901 million at September 30, 2005, compared with $1.010 billion at December 31, 2004, which represents a decrease of $109 million or 10.8%. This lower level of assets resulted primarily from a reduced level of investment securities due to the previously discussed balance sheet restructuring executed late in the third quarter of 2005.  The Company’s loans totaled $545 million at September 30, 2005 an increase of $23 million or 4.4% from year-end due to commercial loan growth.  The Company’s deferred tax asset totaled $14.6 million at quarter-end and grew by $5.5 million from December 31, 2004 as a result of the income tax benefit recorded on the third quarter loss.

The Company’s deposits totaled $698 million at September 30, 2005, which was $54 million or 8.4% higher than December 31, 2004.  $40 million of this increase was due to the acquisition of certain Trust Company controlled money market deposits by the Bank.  The remainder of the deposit increase was due largely to increased certificate of deposits.  Total borrowed funds decreased by $158 million due to the previously discussed strategy to reduce the Company’s borrowed funds and interest rate risk on its balance sheet.  The Company retired all remaining $100 million of FHLB convertible advances in the third quarter of 2005.  Total stockholders’ equity remained constant at $85 million at September 30, 2005 and December 31, 2004, as the capital provided from the private placement offset the $9.4 net loss experienced during the first nine months of 2005.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at September 30, 2005 of 9.90%.  The Company’s book value per share at September 30, 2005 was $3.85.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2005	2004	2004
Total loan delinquency (past
due 30 to 89 days)	$ 3,358	$3,311	$ 3,007
Total non-accrual loans	2,748	3,869	4,977
Total non-performing assets*	3,323	3,894	5,047
Loan delinquency, as a
percentage of total loans and loans held for sale,
net of unearned income	0.62%	0.64%	0.59%
Non-accrual loans, as a percentage of total loans
and loans held for sale,
net of unearned income	0.50	0.74	0.98
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.61	0.75	1.00

 *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

Loan delinquency as a percentage of total loans has now remained below 1% for over 15 months.   Non-accrual levels declined by $2.2 million and non-performing asset levels declined by $1.7 million from September 30, 2004 due to the successful work-out of the Company’s largest problem credit from September 30, 2004.  The Company’s non-performing assets to total loans ratio has declined from 1.00% at September 30, 2004 to 0.61% at September 30, 2005.

 There was one loan totaling $258,000 at September 30, 2005, that was restructured in the fourth quarter of 2003, which involved forgiving a portion of interest or principal on this loan or granting loan rates less than that of the market rate.

While we are pleased with this improvement in asset quality, we continue to closely monitor the portfolio given the number of relatively large sized commercial loans within the portfolio.  As of September 30, 2005, the 25 largest credits represented 34.0% of total loans outstanding.  This portfolio characteristic combined with the limited seasoning of recent new loan production are some of the factors that the Company considered in maintaining a $765,000 general unallocated reserve within the allowance for loan losses at September 30, 2005.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2005	2004	2004
Allowance for loan losses	$9,435	$9,893	$9,827
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.73%	1.90%	1.94%
total delinquent loans
(past due 30 to 89 days)	280.97	298.79	326.80
total non-accrual loans	343.34	255.70	197.45
total non-performing assets	283.93	254.06	194.71

Since September 30, 2004, the loan loss reserve coverage of total non-performing assets increased from 195% to 284% at September 30, 2005, due to the previously discussed decrease in non-performing assets.  The allowance for loan losses to total loans ratio has decreased to 1.73% since the prior year due to a drop in the size of the loan loss reserve combined with an increase in the level of total loans outstanding.  The previously noted improvement in asset quality allowed the Company to record a negative loan loss provision of $175,000 in the first nine months of 2005 which was a factor responsible for the decline in the allowance in 2005.

.....LIQUIDITY...... The Bank’s liquidity position has been sufficient during the last several years when the Bank has experienced operating difficulties.  Our core deposit base has remained stable throughout this period and has been adequate to fund the Bank’s operations.  Neither the sales of investment securities nor the use of the proceeds from such sales and cash flow from prepayments and amortization of securities to redeem Federal Home Loan Bank advances has materially adversely affected the Bank’s liquidity.  The securities sold were pledged as collateral for FHLB borrowings, but the proceeds from the sale of securities were used to reduce FHLB advances and therefore these sales did not require that replacement securities be pledged and did not otherwise adversely affect Bank liquidity.  The Bank continued to have adequate liquidity as we further deleveraged the balance sheet in the first nine months of 2005.  We expect that liquidity will continue to be adequate as we transform the balance sheet to one that is more loan dependent.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $2.5 million from December 31, 2004, to September 30, 2005, due to $120.1 million of cash provided by investing activities.  This was offset by $106.1 million of cash used by financing activities and $11.5 million by operating activities.  Within investing activities, cash provided by investment security maturities and sales exceeded purchases of new investment securities by $144.1 million.  Cash advanced for new loan fundings and purchases totaled $103.9 million and was $22.6 million greater than the $81.3 million of cash received from loan principal payments and sales.  Within financing activities, the Company experienced a net $53.9 million growth in deposits with these funds used to paydown short term borrowings at the FHLB.  The Company also used the net cash provided from investment securities activities to paydown borrowings.

The Company used $1.2 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first nine months of 2005.  This was $969,000 less than the cash used for this purpose in the prior year due to the retirement of $15 million of these securities as part of the fourth quarter 2004 balance sheet restructuring.   As a result of the successful $25.8 million private placement of common stock in the fourth quarter of 2004 and the $10.3 million private placement in the third quarter of 2005, the liquidity position of the Parent Company has improved significantly.  The parent company had $10.1 million of cash at September 30, 2005.  The parent will use $7.2 million of this cash to retire guaranteed junior subordinated debentures in the fourth quarter of 2005 which will further reduce the annual debt service requirement by another $600,000.

   Dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position, also provide ongoing cash to the parent.  Longer term, however, the payment of the trust preferred dividend is dependent upon the subsidiary bank maintaining and improving profitability so that it can resume upstreaming dividends to the Parent Company. The subsidiary bank must first recoup the $17.0 million in net losses that it incurred over the past two years before it can consider resuming dividend upstreams.  Overall, the cash retained from the private placement offering has improved the Parent Company’s liquidity position when the first nine months of 2005 is compared to the first nine months of 2004.

.....CAPITAL RESOURCES..... The Company continues to be considered well capitalized as the asset leverage ratio was 9.90% and the Tier 1 capital ratio was 15.43% at September 30, 2005 compared to 7.85% and 14.53% at September 30, 2004.  This represented meaningful improvements from the first nine months of 2004 due to the successful private placement of $25.8 million of common stock in the fourth quarter of 2004 and $10.3 million of common stock in the third quarter of 2005.  The capital ratios also benefited from the $188 million shrinkage in the size of the balance sheet over the past twelve months.  Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At September 30, 2005, accumulated other comprehensive income (loss) amounted to ($3.3) million.  Additionally, the amortization of $648,000 of core deposit intangible assets has favorably increased tangible capital within the Tier I calculation in 2005.  We anticipate that we will continue to build our capital ratios during the remainder of 2005 and 2006.

The Company announced on January 24, 2003 that it suspended its common stock cash dividend.  The Company has also not repurchased any of its own shares since the year 2000, and has suspended its treasury stock repurchase program. For so long as the Company and the Board are parties to the Memorandum Of Understanding (MOU), reinstatement of either the common stock dividend or the treasury stock repurchase program will require the prior written approval of the Company’s primary regulators — the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. The regulators have stated that the Company is in full compliance with the requirements of the MOU.

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

Management places primary emphasis on simulation modeling to manage and measure interest rate risk.  The Company's asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/- 5.0% which include interest rate movements of at least 200 basis points.  Under the current interest rate environment, the Company believes a declining 200 basis point or greater scenario is of limited value.  Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates.  The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	4.6%	12.1%
100bp decrease	(3.9)%	(14.5)%

As indicated in the table, the third quarter 2005 balance sheet restructuring has better positioned the Company for rising interest rates.  Variability of net interest income is now positive in the 200 basis point upward rate shock due to the removal of the interest rate hedges and lower short-term FHLB borrowings.  The market value of portfolio equity increased by 12.1% in a 200 basis point upward rate shock due to increased value of the Company’s core deposit base.  The negative variability of net interest income in the 100 basis point down shock results from accelerated cash flows from mortgage backed securities and loans.  Negative variability of market value of portfolio equity occurred in a 100 basis point downward rate shock due to a reduced value for core deposits.

.....CONTRACTUAL OBLIGATIONS…..  The following table presents, as of September 30, 2005, significant fixed and determinable contractual obligations to third parties by payment date.

		Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(In thousands)
Deposits without stated maturity	$ 411,094	$ -	$ -	$ -	$ 411,094
Certificates of deposit	134,310	105,204	20,880	26,809	287,203
Borrowed funds	89,479	89	99	770	90,437
Guaranteed junior subordinated deferrable interest debentures	-	-	-	20,285	20,285
Lease commitments	962	1,697	700	839	4,198
Total	$ 635,845	$ 106,990	$ 21,679	$ 48,703	$ 813,217

.....OFF BALANCE SHEET ARRANGEMENTS….. The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $95,908,000 and standby letters of credit of $8,813,000 as of September 30, 2005. The Company terminated $100 million of interest rate hedges in the third quarter of 2005 and presently has none outstanding.

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

Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $7.3 million, or 77%, of the total allowance for credit losses at September 30, 2005 has been allotted to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors.  To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of September 30, 2005, we believe that all of the deferred tax assets recorded on our balance sheet, which are net of an $100,000 valuation allowance, will ultimately be recovered.

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

.....FORWARD LOOKING STATEMENT..... THE STRATEGIC FOCUS:

The stabilizing of the Company in 2003 and the infusion of new capital in 2004 and 2005 has enabled the Board and management to examine the franchise in some detail.  The Company has adopted a back-to-basics concentration on community banking. It believes that it possesses a solid franchise and can create greater institutional value. AmeriServ has three strong business units that management and Board believe can perform at a higher level of profitability.

1.

The Retail Bank — The Retail Bank is a strong $800 million bank buoyed by approximately $700 million in core deposits. This retail bank operates 22 branches and has been consistently profitable. This type of banking in the region has been in a state of change in recent years. There have been mergers, divestitures, branch closings, name changes, etc. Unfortunately for AmeriServ, during this period, its focus was diluted by a spin-off, a name change, operating losses and regulatory criticisms. However, as AmeriServ emerges from its Turnaround it now finds itself to be the largest independent, locally managed bank in its primary retail market area. It also has discovered that, in spite of its recent difficulties, its core customers have remained loyal and supportive. The Company believes that its Retail Bank has a powerful future ahead. It has a solid product mix, it has a strong sales ethic, and it intends to build an equally strong service culture. AmeriServ believes that as it sharpens its community banking skills, good products and exemplary personal service will enable the Retail Bank to establish a strong base for the Company as a whole.

2.

Commercial Lending —This business unit was completely restructured in 2003, after experiencing serious difficulties in 2001 and 2002. It hired a new chief lending officer in 2003 and almost an entirely new staff of experienced professional lenders. The Company continued to refine its commercial lending team in 2004 and 2005 and this helped the Company achieve loan growth of 4.4%.  The unit is focused on the stated primary lending market of an approximate 100-mile radius from Johnstown. It is mounting an energetic customer calling effort to build its loan balances. It has also reengineered its lending procedures. The Company can provide the unit with the capacity to grow substantially and its new procedures should permit it to increase its margins and build permanent relationships. As this unit emerges, it bears little resemblance to its former self and is poised to continue to generate increased loan outstandings in 2005 and be a strong future contributor to the Company’s revenue stream.

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

The Company has re-affirmed its roots as a community bank. It has strengthened its core units: the Retail Bank, the Commercial Lending and the Trust Company. It has contained and/or corrected its troubled units. The Company recognizes that it suffered from a lack of focus and poor execution. However, the speed with which the Company took steps to right itself in 2003 and the success of the private placement common stock offerings in 2004 and 2005 helped the Company address longstanding structural impediments.  Therefore, the future direction of AmeriServ Financial, Inc. will be highlighted by efforts to continue to strengthen our balance sheet, to control and leverage our non-interest expenses and to place strong emphasis on our three key business units.  The fundamental goal is to build an increasing level of net income from these core units.

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

.....RECENT ACCOUNTING STANDARDS.....In June, 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim financial statements.”  Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical.  SFAS No. 154 supersedes APB opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change.  SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of  an error.  The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005.  The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This Statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions.  This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value over the award period.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The provisions of SFAS No. 123 (revised 2004) will be effective for the Company’s financial statements issued for annual periods beginning after June 15, 2005.  The Company will adopt SFAS #123 (revised 2004) in the first quarter of 2006.  The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

On September 30, 2004, FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,“ which provides guidance for determining the meaning of the phrase “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method.  The guidance required that an investment which has declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity.  In September 2004, the FASB issued the proposed FSP Issue 03-1-a which was intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1.  On June 29, 2005 the FASB gave direction that the proposed FSP Issue 03-1-a be issued as final thus nullifying the paragraphs 10-18 of EITF 03-1.  The measurement, disclosure, and subsequent accounting for debt securities guidance, as well as the evaluation of whether a cost method investment (as defined in Issue 03-1) is impaired, would remain in effect.  Management continues to monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.  At September 30, 2005, gross unrealized losses on available for sale securities was $5.3 million.

.....QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..... The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of this M.D. & A.

.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2005, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls.  There have been no changes in AmeriServ Financial Inc.’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II     Other Information

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

See current report on Form 8-K dated September 27, 2005.

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

AmeriServ Financial, Inc.
Registrant

Date: November 4, 2005	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: November 4, 2005	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

November 4, 2005

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AmeriServ Financial, Inc.

Johnstown, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Corporation”) as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and of cash flows for the nine-month periods ended September 30, 2005 and 2004.  These consolidated interim financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2005 (September 7, 2005 as to the effects of the restatement discussed in Note 28), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

November 4, 2005

 /s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

Exhibit 15.1

November 7, 2005

AmeriServ Financial, Inc.

P.O. Box 430

216 Franklin Street

Johnstown, Pennsylvania

We have made a review, in accordance with the standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim financial information of AmeriServ Financial, Inc and subsidiaries for the periods ended September 30, 2005 and 2004, as indicated in our report dated November 4, 2005 (which report contains an explanatory paragraph referring to the restatement discussed in Note 20); because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference in the following Registration Statements:

Registration Statement No. 33-56604 on Form S-3

Registration Statement No. 33-53935 on Form S-8

Registration Statement No. 33-55207 on Form S-8

Registration Statement No. 33-55211 on Form S-8

Registration Statement No. 333-67600 on Form S-8

Registration Statement No. 333-50225 on Form S-3

Registration Statement No. 333-121215 on Form S-3

Registration Statement No. 333-129009 on Form S-3

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

Exhibit 31.1

I, Allan R. Dennison, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of AmeriServ Financial, Inc. (ASF);

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

Date: November 7, 2005	/s/Allan R. Dennison
Allan R. Dennison
President & CEO

Exhibit 31.2

I, Jeffrey A. Stopko, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of AmeriServ Financial, Inc. (ASF);

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

Date: November 7, 2005	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

November 7, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

November 7, 2005