Form 10-K
period 2005-12-31
AMERISERV FINANCIAL INC /PA/
filed 2006-03-08
CIK 707605

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

     NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

     The aggregate market value was $99,109,895 as of June 30, 2005. Excluding affiliates, the aggregate market value was higher than $75 million.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $94,978,069.44 as of January 31, 2006.

     NOTE -- If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

     Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

     (Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 22,114,435 shares were outstanding as of January 31, 2006.

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

     Portions of the annual shareholders' report for the year ended December 31, 2005, are incorporated by reference into Parts I and II.

     Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference in Part III.

     Exhibit Index is located on page 79.

================================================================================

                                 FORM 10-K INDEX

                                                                        PAGE NO.
                                                                        --------
PART I
Item 1.    Business                                                         4
Item 1A.   Risk Factors                                                    13
Item 1B.   Unresolved Staff Comments                                       16
Item 2.    Properties                                                      16
Item 3.    Legal Proceedings                                               17
Item 4.    Submission of Matters to a Vote of Security Holders             17

PART II
Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters                                             18
Item 6.    Selected Consolidated Financial Data                            19
Item 7.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations                   21
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk      38
Item 8.    Consolidated Financial Statements and Supplementary Data        39
Item 9.    Changes In and Disagreements With Accountants On
           Accounting and Financial Disclosure                             78
Item 9A.   Controls and Procedures                                         78
Item 9B.   Other Information                                               78

PART III
Item 10.   Directors and Executive Officers of the Registrant              78
Item 11.   Executive Compensation                                          78
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                      78
Item 13.   Certain Relationships and Related Transactions                  78
Item 14.   Principal Accounting Fees and Services                          78

PART IV
Item 15.   Exhibits, Consolidated Financial Statement Schedules,
           and Reports on Form 8-K                                         78
           Signatures                                                      81

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

     The Company's principal activities consist of owning and operating its four wholly owned subsidiary entities. At December 31, 2005, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $880 million, $713 million and $84 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and insurance risk management.

     As previously stated, the Company is a bank holding company and is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and Pennsylvania Department of Banking. The Company is also under the jurisdiction of the Securities and Exchange Commission (SEC) for matters relating to offering and sale of its securities. The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company is listed on the NASDAQ Stock Market under the trading symbol "ASRV," and is subject to the rules of NASDAQ for listed companies.

AMERISERV FINANCIAL BANKING SUBSIDIARY

     AmeriServ Financial Bank

     The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 22 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland Counties, Pennsylvania, AmeriServ Financial Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler's checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 24 automated bank teller machines (ATMs) through its 24-Hour Banking Network that is linked with STAR, a regional ATM network and CIRRUS, a national ATM network.

     The Bank had a wholly owned mortgage banking subsidiary -- Standard Mortgage Corporation of Georgia (SMC). SMC was a residential mortgage loan servicer based in Atlanta, GA. The Company concluded that mortgage servicing was not a core community banking business and it did not have the scale nor the earnings power to absorb the volatility and risk associated with this business line. On December 28, 2004, the Company sold all of its remaining mortgage servicing rights and discontinued operations of this non-core business in 2005. Additionally, AmeriServ Financial Services Corporation was formed on May 23, 1997 and engaged in the sale of annuities, mutual funds, and insurance. On December 31, 2004, the Company merged Ameriserv Financial Services Corporation into the Bank.

     The Bank's deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio. The Bank's business is not seasonal nor does it have any risks attendant to foreign sources.

     The Bank is subject to supervision and regular examination by the Federal Reserve and the Pennsylvania Department of Banking. See Notes 23 and 27, Regulatory Matters and Subsequent Event, for a discussion of the Memorandum Of Understanding (MOU) which the Company and its Board of Directors entered into with its primary regulators in February 2003 and which was terminated in February 2006. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2005:

HEADQUARTERS                           JOHNSTOWN, PA
------------                           -------------
Chartered                                    1933
Total Assets                             $871,299
Total Investment Securities              $225,392
Total Loans (net of unearned income)     $550,602
Total Deposits                           $712,885
Total Net Loss                           $ (8,623)
Asset Leverage Ratio                         9.48%
2005 Return on Average Assets               (0.90)%
2005 Return on Average Equity               (9.08)%
Total Full-time Equivalent Employees          308

RISK MANAGEMENT OVERVIEW:

     Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, which includes interest rate, credit, and liquidity risk. The Company controls and monitors these risks with policies, procedures, and various levels of managerial and Board oversight.

     Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, and liabilities. The Company uses its asset liability management policy and hedging policy to control and manage interest rate risk.

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

MAJOR TYPES OF INVESTMENTS AND THE ASSOCIATED INVESTMENT POLICIES

     The investment securities portfolio of the Company and its subsidiaries is managed to provide ample liquidity in a manner that is consistent with proper bank asset/liability management and current banking practices. The objectives of portfolio management include consideration of proper liquidity levels, interest rate and market valuation sensitivity, and profitability. The investment portfolios of the Company and subsidiaries are proactively managed in accordance with federal and state laws and regulations in accordance with generally accepted accounting practices.

     The investment portfolio is primarily made up of AAA Agency Mortgage-backed securities and short maturity agency securities. The purpose of this type of portfolio is to generate adequate cash flow to fund potential loan growth, as the market allows. Management strives to maintain a relatively short duration in the portfolio. All holdings must meet standards documented in the AmeriServ Financial Investment Policy.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS, INCLUDING REPAYMENTS AND MATURITIES OF LOANS, SALES AND MATURITIES OF INVESTMENTS AND FHLB ADVANCES

Deposits

     The Bank has a loyal core deposit base made up of traditional commercial bank products that exhibits little fluctuation, other than Jumbo CDs, which demonstrate some seasonality.

Borrowings

     The Bank, when needed, uses both overnight borrowings and term advances from the Federal Home Loan Bank of Pittsburgh for liquidity management purposes. During the past two years the Company has significantly delevered its balance sheet and reduced its level of borrowings through investment portfolio cash flow and security sales.

Loans

     During the periods presented herein, the Company has moderately grown its loan portfolio with no adverse effect on liquidity. The Company believes it will be able to fund anticipated loan growth generally from investment securities portfolio cash flow and deposit growth.

Secondary Marketing Activities

     The Residential Lending department of the Bank continues to originate one-to-four family mortgage loans for both outside investors in the secondary market and for the AmeriServ portfolio. Mortgages sold on the secondary market are sold to investors on a "flow" basis: Mortgages are priced and delivered on a "best efforts" pricing, with servicing released to the investor. Freddie Mac guidelines are used in underwriting all mortgages. The mortgages with longer terms such as 20-year, 30-year, FHA, and VA loans are usually sold. The remaining production of the department includes Adjustable Rate Mortgages, 10-year, 15-year, and bi-weekly mortgages. These loans are usually kept in the AmeriServ portfolio.

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES

     AmeriServ Trust and Financial Services Company

     AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. As one of the larger providers of trust and investment management products and services between Pittsburgh and Harrisburg, AmeriServ Trust and Financial Services Company is committed to delivering personalized, professional service to its clients. Its staff of approximately forty professionals administer assets valued at approximately $1.6 billion. The Trust Company has two primary business divisions, traditional trust and union collective investment funds. Traditional trust includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this division. The union collective investment funds, namely the ERECT and BUILD Funds, are designed to invest union pension dollars in construction projects that utilize union labor. At December 31, 2005, AmeriServ Trust and Financial Services had total assets of $2.9 million and total shareholder's equity of $2.5 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

     The diversification of the revenue-generating divisions within the trust company is one of the primary reasons for its successful profitable growth. The specialized union collective funds are expected to continue to be the growth leaders in both assets under administration and revenue production. The union funds have attracted several international labor unions as investors as well as many local unions from a number of states. At the end of 2005, assets in these union funds totaled approximately $370 million.

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

     In 2005, the trust company continued to be a major contributor of earnings to the corporation. Gross revenue in 2005 amounted to $6.4 million which represents an increase of $991,000 or 18.2% over 2004. The Trust Company's net income contribution was $1.4 million an increase of $535,000 or 62% over 2004.

     AmeriServ Life

     AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company's market area. Operations of AmeriServ Life are conducted in each office of the Company's banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Federal Reserve. At December 31, 2005, AmeriServ Life had total assets of $1.5 million and total shareholder's equity of $1.1 million.

     AmeriServ Associates

     AmeriServ Associates is a registered investment advisory firm that administers investment portfolios, offers operational support systems and provides asset and liability management services to small and mid-sized financial institutions. At December 31, 2005, AmeriServ Associates had total assets of $303,000 and total shareholder's equity of $239,000.

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

COMPETITION

     The subsidiaries face strong competition from other commercial banks, savings banks, savings and loan associations, and several other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions which are substantially larger and have greater financial resources than the subsidiary entities. As the financial services industry continues to consolidate, the scope of potential competition affecting the subsidiary entities will also increase. For most of the services that the subsidiary entities perform, there is also competition from credit unions and issuers of commercial paper and money market funds. Such institutions, as well as brokerage houses, consumer finance companies, insurance companies, and pension trusts, are important competitors for various types of financial services. In addition, personal and corporate trust investment counseling services are offered by insurance companies, other firms, and individuals.

MARKET AREA

     Nationally, economic growth continues to be positive measuring in excess of 3.0% per annum. The economy in Cambria and Somerset Counties, while growing slowly, produces an unemployment rate of 5.7% as compared to a national rate of 4.9%. Local markets have shown improvement as jobs in the area have improved causing the unemployment rate to decline from last year's number of 7.4%. Near-term expectations for future employment point to better days ahead as a result of several recent announcements which include expansion of alternative fuel facilities, greater work on defense projects, and more work for the local mining industry. Local loan demand remains good particularly in the commercial sector. Overall, economic conditions in 2006 are expected to remain positive.

     Economic conditions are much better in the State College market. The unemployment rate is 3.4% and one of the lowest of all regions in the Commonwealth. The State College market presents the Company with a more vibrant economic market and a much different demographic. A large percentage of the population in State College falls into the 18 to 34 year old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age. Overall, opportunities in the State College market are quite different and challenging, providing a promising source of business to profitably grow the Company.

     Nationally, the economic environment appears quite strong. Most economists remain hopeful that the economy in 2006 will continue to grow while inflation remains in check.

EMPLOYEES

     The Company employed 428 people as of December 31, 2005, in full- and part-time positions. Approximately 261 non-supervisory employees of the Bank are represented by the United Steelworkers of America, AFL-CIO-CLC, Local Union 2635-06. The Bank's current labor contract with the Steelworkers Local will expire on October 15, 2007. The Bank has not experienced a work stoppage since 1979. The Bank is one of 13 union-represented banks nationwide.

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

     As of December 31, 2005, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action ratios and guidelines described above. A bank's capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.

SARBANES-OXLEY ACT OF 2002

     The Sarbanes-Oxley Act of 2002 contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley act, written certifications by the Company's Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company's quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to further strengthen its corporate governance practices. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company's Code of Conduct Policy and other procedures that were previously in place. In 2005, the Company implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act. This program included the identification of key processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the effectiveness of key controls.

PRIVACY PROVISIONS OF GRAMM-LEACH-BLILEY ACT

     Under Gramm-Leach-Bliley Act (GLB Act) federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about customers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provision of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Company believes it is in compliance with the various provisions of the GLB Act.

CHECK CLEARING FOR THE 21ST CENTURY ACT

     The Check Clearing for the 21st Century Act, also known as Check 21, which became effective on October 28, 2004, altered the way banks process checks. Check 21 facilitates check truncation, eliminating the original paper check from the clearing process. Instead, many checks will be processed electronically. Under Check 21, as a bank processes a check, funds from the check writer's account are transferred to the check depositor's account, and an electronic image of the check, a processable printout known as a substitute check or Image Replacement Document (IRD), is considered the legal equivalent of the original check. Banks can choose to send substitute checks as electronic files to be printed on-site or in close proximity to the paying bank. For financial institutions and their clients, these changes have the potential to reduce costs, improve efficiency in check collections and accelerate funds availability, while alleviating dependence on the national transportation system.

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

     The following Guide 3 information is included in this Form 10-K as listed below:

     I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential Information. Information required by this section is presented on pages 25-26, and 31-34.

     II. Investment Portfolio Information required by this section is presented on pages 9-10 and 51-54.

     III. Loan Portfolio Information required by this section appears on pages 10-11 and 26-27.

     IV. Summary of Loan Loss Experience Information required by this section is presented on pages 27-29.

     V.   Deposits Information required by this section follows on page 11-12.

     VI. Return on Equity and Assets Information required by this section is presented on page 20.

     VII. Short-Term Borrowings Information required by this section is presented on page 12-13.

INVESTMENT PORTFOLIO

     Investment securities held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. At December 31, 2005, the Company transferred $6.8 million of other securities from available for sale to held to maturity because it is the intent of the Company to hold these securities to maturity. The following table sets forth the cost basis and fair market value of the Company's investment portfolio as of the periods indicated:

     Investment securities available for sale at:

                                                                          AT DECEMBER 31,
                                                                  ------------------------------
COST BASIS:                                                         2005       2004       2003
----------                                                        --------   --------   --------
                                                                          (IN THOUSANDS)
U.S. Treasury                                                     $  5,021   $ 10,071   $  9,498
U.S. Agency                                                         59,335     33,219     13,508
Mortgage-backed securities                                         131,981    305,986    469,086
Equity investment in Federal Home Loan Bank and Federal Reserve
   Bank Stocks                                                       6,988     17,059     22,942
Other securities                                                     4,499     12,381     10,974
                                                                  --------   --------   --------
Total cost basis of investment securities available for sale      $207,824   $378,716   $526,008
                                                                  ========   ========   ========
Total market value of investment securities available for sale    $201,569   $373,584   $524,573
                                                                  ========   ========   ========

     Investment securities held to maturity at:

                                                                        AT DECEMBER 31,
                                                                  ---------------------------
COST BASIS:                                                         2005      2004      2003
-----------                                                       -------   -------   -------
                                                                         (IN THOUSANDS)
U.S. Treasury                                                     $ 3,285   $ 3,348   $ 1,155
U.S. Agency                                                        11,484    11,522     8,096
Mortgage-backed securities                                          8,836    12,565    18,838
Other securities                                                    6,750        --        --
                                                                  -------   -------   -------
Total cost basis of investment securities held to maturity        $30,355   $27,435   $28,089
                                                                  =======   =======   =======
Total market value of investment securities held to maturity      $30,206   $27,550   $28,095
                                                                  =======   =======   =======

LOAN PORTFOLIO

     The loan portfolio of the Company consisted of the following:

                                                             AT DECEMBER 31,
                                          ----------------------------------------------------
                                            2005       2004       2003       2002       2001
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Commercial                                $ 80,629   $ 72,011   $ 75,738   $ 89,127   $123,523
Commercial loans secured by real estate    249,204    225,661    206,204    222,854    209,483
Real estate-mortgage(1)                    201,111    201,406    194,605    229,154    231,728
Consumer                                    20,391     23,285     28,343     32,506     36,186
                                          --------   --------   --------   --------   --------
Loans                                      551,335    522,363    504,890    573,641    600,920
Less: Unearned income                          831      1,634      2,926      4,881      7,619
                                          --------   --------   --------   --------   --------
Loans, net of unearned income             $550,504   $520,729   $501,964   $568,760   $593,301
                                          ========   ========   ========   ========   ========

(1) For each of the periods presented beginning with December 31, 2005, real estate-construction loans constituted 5.5%, 6.3%, 3.2%, 7.2% and 5.6% of the Company's total loans, net of unearned income, respectively.

NON-PERFORMING ASSETS

     The following table presents information concerning non-performing assets:

                                                      AT DECEMBER 31,
                                          ------------------------------------------
                                           2005     2004      2003     2002    2001
                                          ------   ------   -------   ------  ------
                                                        (IN THOUSANDS)
NON-ACCRUAL LOANS
Commercial                                $2,315   $  802   $ 3,282   $1,783  $4,201
Commercial loans secured by real estate      318      606     5,262    1,864   1,887
Real estate-mortgage                       1,070    2,049     1,495    2,784   2,964
Consumer                                     446      412       742      360     251
                                          ------   ------   -------   ------  ------
Total                                     $4,149   $3,869   $10,781   $6,791  $9,303
                                          ======   ======   =======   ======  ======

                                                       AT DECEMBER 31,
                                              --------------------------------
                                              2005   2004   2003   2002   2001
                                              ----   ----   ----   ----   ----
                                                       (IN THOUSANDS)
PAST DUE 90 DAYS OR MORE AND STILL ACCRUING
Commercial                                     $--    $--    $58    $--   $188
Commercial loans secured by real estate         --     --     10     48     --
Real estate-mortgage                            --     --     --     --     --
Consumer                                        31     --     30      2     20
                                               ---    ---    ---    ---   ----
Total                                          $31    $--    $98    $50   $208
                                               ===    ===    ===    ===   ====

                                                   AT DECEMBER 31,
                                          --------------------------------
                                          2005   2004   2003   2002   2001
                                          ----   ----   ----   ----   ----
                                                    (IN THOUSANDS)
OTHER REAL ESTATE OWNED
Commercial                                $ --    $--   $ --   $ --   $ --
Commercial loans secured by real estate     --     --    255     --     --
Real estate-mortgage                       130     15    248     89    512
Consumer                                     5     10     29     34     21
                                          ----    ---   ----   ----   ----
Total                                     $135    $25   $532   $123   $533
                                          ====    ===   ====   ====   ====

                                                                       AT DECEMBER 31,
                                                        --------------------------------------------
                                                         2005     2004     2003      2002      2001
                                                        ------   ------   -------   ------   -------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
TOTAL NON-PERFORMING ASSETS                             $4,315   $3,894   $11,411   $6,964   $10,044
                                                        ======   ======   =======   ======   =======
Total non-performing assets as a percent of loans and
   loans held for sale, net of unearned income, and
   other real estate owned                               0.78%     0.75%    2.26%    1.22%     1.67%
Total restructured loans                                $ 258    $5,685    $ 698    $  --     $ 269


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

                                                             YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                        2005   2004   2003   2002  2001
                                                        ----   ----   ----   ----  ----
                                                                 (IN THOUSANDS)
Interest income due in accordance with original terms   $213   $469   $ 670  $470  $340
Interest income recorded                                 (12)   (19)   (119)  (14)  (19)
                                                        ----   ----   -----  ----  ----
Net reduction in interest income                        $201   $450   $ 551  $456  $321
                                                        ====   ====   =====  ====  ====

DEPOSITS

     The following table sets forth the average balance of the Company's deposits and average rates paid thereon for the past three calendar years:

                                            AT DECEMBER 31,
                          ---------------------------------------------------
                                2005              2004              2003
                          ---------------   ---------------   ---------------
                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
   Non-interest bearing   $107,018     --%  $106,249     --%  $104,330     --%
   Interest bearing         54,695   0.41     53,502   0.29     51,872   0.39
Savings                     96,819   0.86    104,187   0.89    103,450   0.92
Money market               156,932   2.07    120,280   1.11    123,845   1.06
Other time                 284,951   3.04    279,458   2.83    282,838   3.20
                          --------          --------          --------
Total deposits            $700,415   2.18   $663,676   1.85   $666,335   2.05
                          ========          ========          ========

     Interest expense on deposits consisted of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                               ---------------------------
                                                                 2005      2004      2003
                                                               -------   -------   -------
                                                                      (IN THOUSANDS)
Interest bearing demand                                        $   227   $   154   $   201
Savings                                                            829       928       948
Money market                                                     3,256     1,340     1,309
Certificates of deposit in denominations of $100,000 or more     1,378     1,167       998
Other time                                                       7,295     6,747     8,047
                                                               -------   -------   -------
Total interest expense                                         $12,985   $10,336   $11,503
                                                               =======   =======   =======

     Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2005:

     MATURING IN:

                                 (IN THOUSANDS)
                                 --------------
Three months or less                 $10,899
Over three through six months         10,656
Over six through twelve months         5,786
Over twelve months                     6,495
                                     -------
Total                                $33,836
                                     =======

FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased and other short-term borrowings from continuing operations are summarized as follows:

                                         AT DECEMBER 31, 2005
                                        ----------------------
                                         FEDERAL       OTHER
                                          FUNDS     SHORT-TERM
                                        PURCHASED   BORROWINGS
                                        ---------   ----------
                                            (IN THOUSANDS,
                                             EXCEPT RATES)
Balance                                   $  --      $ 63,184
Maximum indebtedness at any month end        --       150,552
Average balance during year                   1        78,151
Average rate paid for the year             4.94%         3.32%
Interest rate on year end balance            --          4.25

                                         AT DECEMBER 31, 2004
                                        ----------------------
                                         FEDERAL       OTHER
                                          FUNDS     SHORT-TERM
                                        PURCHASED   BORROWINGS
                                        ---------   ----------
                                            (IN THOUSANDS,
                                             EXCEPT RATES)
Balance                                   $  --      $151,935
Maximum indebtedness at any month end        --       170,989
Average balance during year                   7       128,010
Average rate paid for the year             2.32%         1.61%
Interest rate on year end balance            --          2.25

                                         AT DECEMBER 31, 2003
                                        ----------------------
                                         FEDERAL       OTHER
                                          FUNDS     SHORT-TERM
                                        PURCHASED   BORROWINGS
                                        ---------   ----------
                                            (IN THOUSANDS,
                                             EXCEPT RATES)
Balance                                  $    --     $144,643
Maximum indebtedness at any month end     12,500      159,260
Average balance during year                1,732      104,048
Average rate paid for the year              1.41%        1.38%
Interest rate on year end balance             --         1.06

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

     These borrowing transactions can range from overnight to one year in maturity. The average maturity was three days at the end of both 2005 and 2004, and two days at the end of 2003.

ITEM 1A. RISK FACTORS

     Investors should carefully consider the risks described below before investing in our common stock. The risks described below are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes.

FAILURE TO SUCCESSFULLY EXECUTE OUR TURNAROUND STRATEGY (THE TURNAROUND) WOULD ADVERSELY AFFECT FUTURE EARNINGS.

     At the end of 2003, we adopted a Turnaround strategy that consisted of three distinct elements. These were:

     - In 2003, stabilizing AmeriServ and taking immediate steps to eliminate or minimize those risk elements that posed a threat to our survival;

     - In 2004 and 2005, initiating steps to eliminate the key structural impediments to sustainable, improved earnings; and

     - Articulating and executing, over the long-term, a strategy centered on community banking and continued expansion of our successful trust business that is intended to produce consistent future earnings.

     We believe we accomplished the first two elements of the Turnaround. The final element of the Turnaround requires sustained execution of our business plan. If we are unable to achieve the last element of the Turnaround, our financial condition and results of operations will not dramatically improve and may deteriorate.

WEAK LOAN GROWTH MAY HINDER OUR ABILITY TO IMPROVE EARNINGS PERFORMANCE.

     In 2003, our Board of Directors articulated a strategy predicated upon a return to traditional community banking. In order to improve our performance in accordance with this strategy, we must increase our average balance of quality loans. However, our market area is characterized by an aging and declining population base and comparatively slow economic growth. Despite these unattractive fundamentals, our market also is highly competitive. Unless loan originations increase, our earnings performance may not improve to the degree we have planned.

AMERISERV OPERATES UNDER LIQUIDITY CONSTRAINTS AND MAY DO SO IN THE FUTURE BECAUSE OF LOSSES AT THE BANK.

     The payment of dividends by the Bank to us is a primary source of funding for us and is also the principal source of funds for us to pay dividends to our shareholders. Under federal banking law, the Bank may only pay dividends out of accumulated earnings for the current year and the prior two calendar years. Because of the restructuring undertaken in 2005 and 2004, the Bank incurred aggregate losses of $16.6 million, which extended the date on which the Bank's dividend authority could be restored. As a consequence, we have relied on dividends from non-bank subsidiaries, a tax refund, inter-company tax payments, $3.2 million of retained proceeds from the 2004 Offering, and other short-term solutions to provide the cash needed to make interest payments on the debentures. We believe we have sufficient cash on hand at the holding company and from these alternative sources to make dividend payments on the debentures until the Bank's dividend authority is restored, which we believe will occur no later than the first quarter of 2008 if the Bank does not suffer future losses. However, we cannot assure you that the Bank's dividend authority will be restored. Moreover, we have no significant secondary sources of liquidity such as lines of credit. If the Bank's dividend authority is not restored or we are unable to develop meaningful secondary sources of liquidity, we may not be able to improve our liquidity.

WE HAVE UNIONIZED EMPLOYEES, WHICH INCREASES OUR COSTS AND MAY DETER ANY ACQUISITION PROPOSAL.

     The Bank is party to a collective bargaining agreement with the United Steelworkers of America, which represents approximately 61% of our employees. A new three year agreement was executed in October 2004. As a result of provisions in the contract, generally known as work rules, we sometimes cannot take steps that would reduce our operating costs. Furthermore, to our knowledge, we are one of only 13 unionized banking institutions in the United States. The banking industry is a consolidating industry in which acquisitions are frequent. However, some banking institutions may be reluctant to buy a unionized bank because of a perception that operating costs may be higher or that it could result in unionization of its work force. Therefore, our stock price may be adversely affected because investors may conclude that there is a reduced likelihood that we will be acquired or could be an acquiror.

A SIGNIFICANT PORTION OF OUR TRUST BUSINESS IS DEPENDENT ON A UNION CLIENT BASE.

     In an effort to capitalize on the Bank's union affiliation, our Trust Company operates the ERECT Funds and the BUILD Funds that seek to attract investment from union pension funds. These funds then use the investments to make loans on construction projects that use union labor. At December 31, 2005, approximately $370 million was invested by unions in the ERECT and BUILD Funds. This represents approximately 25.8% of the total assets under management held by the Trust Company. Therefore, the Trust Company is dependent on a discrete union client base for a significant portion of its assets under management and its resulting revenue and net income.

CHANGES IN INTEREST RATES COULD REDUCE OUR INCOME, CASH FLOWS AND ASSET VALUES.

     Our income, cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, as well as the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits and borrowings, but it also will affect our ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

BECAUSE OUR OPERATIONS ARE CONCENTRATED IN CAMBRIA AND SOMERSET COUNTIES, PENNSYLVANIA, WE ARE SUBJECT TO ECONOMIC CONDITIONS IN THIS AREA, WHICH TYPICALLY LAG BEHIND ECONOMIC ACTIVITY IN OTHER AREAS.

     Our loan and deposit activities are largely based in Cambria and Somerset Counties, located in southwestern Pennsylvania. As a result, our financial performance will depend largely upon economic conditions in this area. Economic activity in this geographic market generally lags behind the economic activity in Pennsylvania and the nation. Similarly, unemployment in this market area is typically higher than the unemployment rate in Pennsylvania and the nation. Adverse local economic conditions could cause us to experience an increase in loan delinquencies, a reduction in deposits, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our profitability.

WE ARE SUBJECT TO LENDING RISKS.

     There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy of our regional market that affect the ability of our borrowers to repay their loans or the value of the collateral securing these loans.

     At December 31, 2005, 59.9% of our net loan portfolio consisted of commercial and commercial mortgage loans, including construction loans. Commercial loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans also are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in our provision for loan losses and an increase in loan charge-offs.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED IF OUR ALLOWANCE FOR LOAN LOSSES IS NOT SUFFICIENT TO ABSORB ACTUAL LOSSES OR IF WE ARE REQUIRED TO INCREASE OUR ALLOWANCE.

     Despite our underwriting criteria, we may experience loan delinquencies and losses for reasons beyond our control, such as general economic conditions. At December 31, 2005, we had nonperforming assets equal to 0.78% of total loans, and loans held for sale, net of unearned income and other real estate owned. In order to absorb losses associated with nonperforming assets, we maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We may be required to increase our allowance for loan losses for any of several reasons. State and federal regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance. In addition, if charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO COMPETE EFFECTIVELY IN A HIGHLY COMPETITIVE MARKET AND GEOGRAPHIC AREA.

     We face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, insurance companies and money market mutual funds. There is very strong competition among financial services providers in our principal service area. Due to their size, many competitors can achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

     We believe that our ability to compete successfully depends on a number of factors, including:

     - Our ability to build upon existing customer relationships and market position;

     -    Competitors' interest rates and service fees;

     -    The scope of our products and services;

     - The relevance of our products and services to customer needs and demands and the rate at which we and our competitors introduce them;

     -    Satisfaction of our customers with our customer service; and

     -    Industry and general economic trends.

     If we experience difficulty in any of these areas, our competitive position could be materially adversely affected, which will affect our growth and profitability.

     Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on federally insured financial institutions. As a result, those non-bank competitors may be able to access funding and provide various services more easily or at less cost than we can, adversely affecting our ability to compete effectively.

ENVIRONMENTAL LIABILITY ASSOCIATED WITH LENDING ACTIVITIES COULD RESULT IN
LOSSES.

     In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances were discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit use of properties we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

WE MAY BE ADVERSELY AFFECTED BY GOVERNMENT REGULATION.

     We are subject to extensive federal and state banking regulation and supervision. Banking regulations are intended primarily to protect our depositors' funds and the federal deposit insurance funds, not shareholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth. Failure to meet minimum capital requirements could result in the imposition of limitations on our operations that would adversely impact our operations and could, if capital levels drop significantly, result in our being required to cease operations. Changes in governing law, regulations or regulatory practices could impose additional costs on us or adversely affect our ability to obtain deposits or make loans and, as a consequence, our revenues and profitability.

FEDERAL AND STATE BANKING LAWS, OUR ARTICLES OF INCORPORATION AND OUR BY-LAWS MAY HAVE AN ANTI-TAKEOVER EFFECT.

     Federal law imposes restrictions, including regulatory approval requirements, on persons seeking to acquire control over us. Pennsylvania law also has provisions that may have an anti-takeover effect. In addition, our articles of incorporation and bylaws permit our board of directors to issue, without shareholder approval, preferred stock and additional shares of common stock that could adversely affect the voting power and other rights of existing common shareholders.

RISKS ASSOCIATED WITH THE COMPANY'S COMMON STOCK

THE COMPANY'S STOCK PRICE CAN BE VOLATILE.

     Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company's stock price can fluctuate significantly in response to a variety of factors including, among other things:

     -    Actual or anticipated variations in quarterly results of operations;

     - Operating and stock price performance of other companies that investors deem comparable to the Company;

     - News reports relating to trends, concerns and other issues in the financial services industry;

     - Perceptions in the marketplace regarding the Company and/or its competitors;

     -    New technology used, or services offered, by competitors;

     -    Changes in government regulations; and

     - Geopolitical conditions such as acts or threats of terrorism or military conflicts.

     General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company's stock price to decrease regardless of operating results.

THE TRADING VOLUME IN THE COMPANY'S COMMON STOCK IS LESS THAN THAT OF OTHER LARGER FINANCIAL SERVICES COMPANIES.

     Although the Company's common stock is listed for trading on the National Market System (NASDAQ), the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company's common stock, significant sales of the Company's common stock, or the expectation of these sales, could cause the Company's stock price to fall.

AN INVESTMENT IN OUR COMMON STOCK IS NOT AN INSURED DEPOSIT.

     Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, commonly referred to as the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this "Risk Factors" section and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     The Company has no unresolved staff comments from the SEC for the reporting period presented.

ITEM 2. PROPERTIES

     The principal offices of the Company and The Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus ten floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 16 other locations which are owned in fee. Ten additional locations are leased with terms expiring from January 1, 2006 to March 31, 2018.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of January 31, 2006, the Company had 4,534 shareholders of its Common Stock. On February 28, 2003, the Company and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (Federal Reserve) and the Pennsylvania Department of Banking (Department). Under the terms of the MOU, the Company and the Bank could not declare dividends, the Company could not redeem any of its own stock, and the Company could not incur any additional debt other than in the ordinary course of business, in each case, without the prior written approval of the Federal Reserve and the Department. The MOU was terminated on February 16, 2006.

COMMON STOCK

     AmeriServ Financial, Inc.'s Common Stock is traded on the NASDAQ National Market System under the symbol ASRV. The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

                                    PRICES         CASH
                                -------------   DIVIDENDS
                                 HIGH    LOW     DECLARED
                                -----   -----   ---------
Year ended December 31, 2005:
   First Quarter                $5.84   $4.95     $0.00
   Second Quarter                5.67    5.04      0.00
   Third Quarter                 5.43    4.30      0.00
   Fourth Quarter                4.99    4.08      0.00

Year ended December 31, 2004
   First Quarter                $6.48   $4.94     $0.00
   Second Quarter                6.15    5.45      0.00
   Third Quarter                 5.56    4.77      0.00
   Fourth Quarter                5.30    4.68      0.00

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                 SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

                                                                           AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------------------
                                                                 2005        2004         2003         2002         2001
                                                               --------   ----------   ----------   ----------   ----------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income                                          $ 45,865   $   50,104   $   55,005   $   65,915   $   81,198
Total interest expense                                           21,753       26,638       30,360       38,584       53,211
Net interest income                                              24,112       23,466       24,645       27,331       27,987
   Provision for loan losses                                       (175)       1,758        2,961        9,265        1,350
Net interest income after provision for loan losses              24,287       21,708       21,684       18,066       26,637
Total non-interest income                                        10,209       14,012       16,995       18,653       16,864
Total non-interest expense                                       49,420       50,091       35,902       40,406       37,460
                                                               --------   ----------   ----------   ----------   ----------
Income (loss) from continuing operations before income taxes    (14,924)     (14,371)       2,777       (3,687)       6,041
   Provision (benefit) for income taxes                          (5,902)      (5,845)         587       (1,692)       1,600
                                                               --------   ----------   ----------   ----------   ----------
Income (loss) from continuing operations                         (9,022)      (8,526)       2,190       (1,995)       4,441
Loss from discontinued operations, net of income taxes *           (119)      (1,193)      (1,641)      (3,157)      (2,466)
                                                               --------   ----------   ----------   ----------   ----------
Net income (loss)                                              $ (9,141)  $   (9,719)  $      549   $   (5,152)  $    1,975
                                                               ========   ==========   ==========   ==========   ==========
PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic earnings (loss) per share                                $  (0.44)  $    (0.58)  $     0.16   $    (0.15)  $     0.33
Diluted earnings (loss) per share                                 (0.44)       (0.58)        0.16        (0.15)        0.33
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS*:
Basic loss per share                                           $  (0.01)  $    (0.08)  $    (0.12)  $    (0.23)  $    (0.18)
Diluted loss per share                                            (0.01)       (0.08)       (0.12)       (0.23)       (0.18)
PER COMMON SHARE DATA:
Basic earnings (loss) per share                                $  (0.45)  $    (0.66)  $     0.04   $    (0.37)  $     0.33
Diluted earnings (loss) per share                                 (0.45)       (0.66)        0.04        (0.37)        0.33
Cash dividends declared                                            0.00         0.00         0.00         0.30         0.36
Book value at period end                                           3.82         4.32         5.32         5.77         6.01
BALANCE SHEET AND OTHER DATA:
Total assets                                                   $880,176   $1,009,232   $1,148,782   $1,175,825   $1,192,590
Loans and loans held for sale, net of unearned income           550,602      521,416      503,387      572,977      599,481
Allowance for loan losses                                         9,143        9,893       11,682       10,035        5,830
Investment securities available for sale                        201,569      373,584      524,573      490,701      498,626
Investment securities held to maturity                           30,355       27,435       28,089       15,077           --
Deposits                                                        712,665      644,391      654,597      669,929      676,346
Total borrowings                                                 77,256      269,169      409,064      410,135      418,478
Stockholders' equity                                             84,474       85,219       74,270       77,756       79,490
Full-time equivalent employees                                      378          406          413          422          475

* The Company sold its remaining mortgage servicing rights of Standard Mortgage Corporation, its former mortgage servicing subsidiary, in December 2004 and incurred discontinued operations activity of this non-core business in 2005 (see Note 24).

                                                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                  2005      2004      2003     2002      2001
                                                                 ------    ------    -----   -------   -------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL RATIOS:
Return on average total equity                                   (10.77)%  (11.44)%   2.85%    (2.39)%    5.33%
Return on average assets                                          (0.95)    (0.76)    0.19     (0.17)     0.35
Loans and loans held for sale, net of unearned income, as a
   percent of deposits, at period end                             77.26     80.92    76.90     85.53     88.64
Ratio of average total equity to average assets                    8.80      6.67     6.67      7.02      6.58
Common stock cash dividends as a percent of net income (loss)
   applicable to common stock                                        --        --       --   (204.35)   109.98
Interest rate spread                                               2.39      2.01     2.02      2.17      2.08
Net interest margin                                                2.76      2.28     2.31      2.51      2.45
Allowance for loan losses as a percentage of loans and loans
   held for sale, net of unearned income, at period end            1.66      1.90     2.32      1.75      0.97
Non-performing assets as a percentage of loans, loans held
   for sale and other real estate owned, at period end             0.78      0.75     2.26      1.22      1.67
Net charge-offs as a percentage of average loans and loans
   held for sale                                                   0.11      0.68     0.22      0.85      0.26
Ratio of earnings to fixed charges and preferred dividends:(1)
   Excluding interest on deposits                                 (1.35)X    0.12X    1.15x     0.84x     1.19x
   Including interest on deposits                                  0.05      0.46     1.09      0.90      1.11
Cumulative one year GAP ratio, at period end                       0.89      0.78     0.96      1.44      1.30

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

                 SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

                                                                                 2005 QUARTER ENDED
                                                                      ---------------------------------------
                                                                      DEC. 31   SEPT. 30   JUNE 30   MARCH 31
                                                                      -------   --------   -------   --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                                       $10,989   $ 11,473   $11,712   $11,691
Interest expense                                                        4,621      6,015     5,721     5,396
                                                                      -------   --------   -------   -------
Net interest income                                                     6,368      5,458     5,991     6,295
Provision for loan losses                                                  --        100      (275)       --
                                                                      -------   --------   -------   -------
Net interest income after provision for loan losses                     6,368      5,358     6,266     6,295
Non-interest income                                                     3,223        658     3,180     3,148
Non-interest expense                                                    9,293     22,278     8,906     8,943
                                                                      -------   --------   -------   -------
Income (loss) before income taxes                                         298    (16,262)      540       500
   Provision (benefit) for income taxes                                    89     (5,689)       96      (398)
                                                                      -------   --------   -------   -------
Income (loss) from continuing operations                                  209    (10,573)      444       898
Income (loss) from discontinued operations, net of income taxes*           11          9       (74)      (65)
                                                                      -------   --------   -------   -------
Net income (loss)                                                     $   220   $(10,564)  $   370   $   833
                                                                      =======   ========   =======   =======
Basic earnings (loss) per common share from continuing operations     $  0.01   $  (0.53)  $  0.02   $  0.05
Diluted earnings (loss) per common share from continuing operations      0.01      (0.53)     0.02      0.05
Basic earnings (loss) per common share                                   0.01      (0.53)     0.02      0.04
Diluted earnings (loss) per common share                                 0.01      (0.53)     0.02      0.04
Cash dividends declared per common share                                 0.00       0.00      0.00      0.00

* The Company sold its remaining mortgage servicing rights of Standard Mortgage Corporation, its former mortgage servicing subsidiary, in December 2004 and incurred discontinued operations activity of this non-core business in 2005 (see Note 24).

                                                                                 2004 QUARTER ENDED
                                                                      ----------------------------------------
                                                                       DEC. 31   SEPT. 30   JUNE 30   MARCH 31
                                                                      --------   --------   -------   --------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                                       $ 11,865   $12,698    $12,622   $12,919
Interest expense                                                         6,176     7,046      6,709     6,707
                                                                      --------   -------    -------   -------
Net interest income                                                      5,689     5,652      5,913     6,212
Provision for loan losses                                                1,115        --        259       384
                                                                      --------   -------    -------   -------
Net interest income after provision for loan losses                      4,574     5,652      5,654     5,828
Non-interest income                                                      2,643     4,069      3,361     3,939
Non-interest expense                                                    23,026     9,044      8,837     9,184
                                                                      --------   -------    -------   -------
Income (loss) before income taxes                                      (15,809)      677        178       583
   Provision (benefit) for income taxes                                 (5,592)     (324)       (55)      126
                                                                      --------   -------    -------   -------
Income (loss) from continuing operations                               (10,217)    1,001        233       457
Income (loss) from discontinued operations, net of income taxes *         (724)     (259)        21      (231)
                                                                      --------   -------    -------   -------
Net income (loss)                                                     $(10,941)  $   742    $   254   $   226
                                                                      ========   =======    =======   =======
Basic earnings (loss) per common share from continuing operations     $  (0.59)  $  0.07    $  0.02   $  0.03
Diluted earnings (loss) per common share from continuing operations      (0.59)     0.07       0.02      0.03
Basic earnings (loss) per common share                                   (0.64)     0.05       0.02      0.02
Diluted earnings (loss) per common share                                 (0.64)     0.05       0.02      0.02
Cash dividends declared per common share                                  0.00      0.00       0.00      0.00

* The Company sold its remaining mortgage servicing rights of Standard Mortgage Corporation, its former mortgage servicing subsidiary, in December 2004 and incurred discontinued operations activity of this non-core business in 2005 (see Note 24).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

     The following discussion and analysis of financial condition and results of operations of AmeriServ Financial, Inc. should be read in conjunction with the consolidated financial statements of AmeriServ Financial, Inc. including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

SUMMARY OVERVIEW:

     The successful completion of a $10.3 million private placement common stock offering on September 29, 2005 provided the Company with the capital to facilitate a series of transactions in the third and fourth quarters of 2005 which were designed to significantly improve the Company's interest rate risk position and position the Company for future increased earnings performance. These transactions and their related impact on 2005 earnings were as follows: 1) We retired all remaining $100 million of Federal Home Loan Bank (FHLB) convertible advances that had a cost of approximately 6.0% and a 2010 maturity. The Company incurred a $6.5 million pre-tax prepayment penalty to accomplish this transaction. 2) We terminated all interest rate hedges associated with the FHLB debt. The Company incurred a pre-tax termination fee of $5.8 million to eliminate these hedges on which the Company was a net payer. 3) We sold $112 million of investment securities to provide the additional cash needed by the Bank for these FHLB debt and interest rate swap prepayments. The Company incurred a $2.5 million pre-tax loss on these investment security sales. 4) We redeemed at par $7.2 million of our high coupon trust preferred securities for which the Company incurred a $210,000 charge to write-off related unamortized issuance costs which is included within other expense.

     Similar balance sheet repositioning actions were also executed in the fourth quarter of 2004 as a result of $25.8 million of funds provided from a shareholder approved two tranche private placement common stock offering. These transactions and their related impact on 2004 earnings were as follows: 1) We retired $125 million in FHLB term borrowings that had a cost of approximately 6.0% and a 2010 maturity. The Company incurred a $12.6 million pre-tax prepayment penalty to accomplish this transaction. 2) We redeemed at par $15.3 million of outstanding trust preferred securities for which the Company incurred a $476,000 charge to write-off unamortized issuance costs. 3) We sold all remaining mortgage servicing rights and took the necessary steps to terminate operations at Standard Mortgage Corporation in Atlanta, Georgia. The cost of this closing was approximately $800,000 in 2004, but the closing eliminates an activity that lost $1.2 million in 2004 and $1.6 million in 2003. 4) We restored cash reserves at the parent company and closed an outpost branch office in Harrisburg, Pennsylvania for which the Company incurred $170,000 of costs.

     These transactions were significant factors that caused the Company to report a net loss of $9.1 million or ($0.45) per share for 2005 and a net loss of $9.7 million or ($0.66) per share for 2004. With the majority of these balance sheet repositioning actions completed by the end of the third quarter of 2005, the Company did return to profitability in the fourth quarter by reporting net income of $220,000 or $0.01 per diluted share. The execution of these transactions combined with the capital provided from the successful private placement common stock offerings strengthened the Company's balance sheet and reduced its risk profile. At December 31, 2005, the Company's asset leverage ratio improved to 10.24% compared to 7.71% at June 30, 2004 which was the last quarter-end prior to commencing the balance sheet repositioning actions.

     Overall, the years 2004 and 2005 have been critical years in designing and executing the Turnaround of the Company. As 2005 ended, AmeriServ Financial, Inc. bore little resemblance to the Company that began 2004. Some of the more substantive changes are as follows:

     - Ten institutional investors have provided ASRV with $36.1 million of new capital over the past 15 months.

     - The Company has repaid all of its costly long-term convertible borrowings from the FHLB of Pittsburgh such that the FHLB borrowings to total assets has been reduced from over 30% to just 7.3% at December 31, 2005.

     - The original $35 million of Trust Preferred Securities, which accrue interest at an annual rate of 8.45%, have been reduced to an outstanding balance of $13 million thus decreasing our annual debt service by nearly $2 million.

     - The losses of Standard Mortgage Corporation have been ended by closing the company completely.

     - A troublesome level of non-performing assets has been reduced to 0.78% of total loans, a level comparable with that of competing peer banks.

     - The newly reconstituted lending area has grown loans outstanding since December 2003 by 9.2%.

     - The Retail Bank has reasserted itself and deposit growth in the period since December 2003 was 8.9%.

     - Through all of the difficulties the Trust Company continued its double-digit growth in assets under management and increased its net income contribution by approximately 50% in 2005.

     - The Company complied with all aspects of the regulatory Memorandum of Understanding that had been in effect since February 2003 and was subsequently terminated in February 2006.

     We have completed the first significant Turnaround goal of restructuring the balance sheet into that of a traditional community bank operating within the normal policies and procedures expected by the regulatory authorities. The next step in the Turnaround is to attack financial performance with the same level of intensity that has been directed at balance sheet restructuring and regulatory compliance. The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and our growing trust company.

     PERFORMANCE OVERVIEW. . .The following table summarizes some of the Company's key profitability performance indicators for each of the past three years.

                                                                   YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                  2005       2004      2003
                                                                -------    -------    ------
                                                                    (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA AND RATIOS)
Income (loss) from continuing operations                        $(9,022)   $(8,526)   $2,190
Diluted earnings (loss) per share) from continuing operations     (0.44)     (0.58)     0.16
Return on average equity) from continuing operations             (10.63)    (11.44)     2.85
NET INCOME (LOSS):
Net income (loss)                                               $(9,141)   $(9,719)   $  549
Diluted earnings (loss) per share                                 (0.45)     (0.66)     0.04
Return on average equity                                         (10.77)%   (13.04)%    0.71%

     The Company reported a net loss of $9.1 million or ($0.45) per share for 2005 compared to a net loss of $9.7 million or ($0.66) per share for 2004. The loss in both years was due largely to the balance sheet repositioning actions discussed above. However, the 2005 performance was positively impacted by increased net interest income and a lower provision for loan losses due to continuing asset quality improvements. Also, the net loss from discontinued operations declined by $1.1 million between years as a result of the closure of the SMC in 2005.

     The Company's 2004 performance was also negatively impacted by reduced net interest income and lower non-interest revenue when compared to 2003. These negative items were partially offset by a reduced loan loss provision and an increased income tax benefit. A net loss of $1.2 million from discontinued operations is also reflected in the Company's 2004 performance.

     The Company reported net income of $549,000 or $0.04 per share in 2003. This represented a turnaround from the net loss of $5.2 million or $0.37 per share in 2002. The improved net income in 2003 when compared to 2002 resulted from reduced non-interest expenses and a lower provision for loan losses. These positive items more than offset reduced revenue from both net interest income and non-interest income.

     NET INTEREST INCOME AND MARGIN. . . .The Company's net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table summarizes the Company's net interest income performance for each of the past three years:

                                       YEAR ENDED DECEMBER 31,
                                     ---------------------------
                                       2005      2004      2003
                                     -------   -------   -------
                                            (IN THOUSANDS,
                                            EXCEPT RATIOS)
Interest income                      $45,865   $50,104   $55,005
Interest expense                      21,753    26,638    30,360
                                     -------   -------   -------
Net interest income                   24,112    23,466    24,645
Tax-equivalent adjustment                108       117        39
                                     -------   -------   -------
Net tax-equivalent interest income   $24,220   $23,583   $24,684
                                     =======   =======   =======
Net interest margin                     2.76%     2.28%     2.31%

     2005 NET INTEREST PERFORMANCE OVERVIEW... The Company's 2005 net interest income on a tax equivalent basis increased by $637,000 or 2.7% from 2004. This increase reflects the benefit of an improved net interest margin that has more than offset a sizable decline in the level of average earning assets. Specifically, the net interest margin increased by 48 basis points to 2.76% while the level of average earning assets declined by $153 million. Both of these items reflect the benefits of the previously mentioned balance sheet restructuring where the removal of high cost debt from the Company's balance sheet has resulted in lower levels of both borrowed funds and investment securities. The Company's net interest margin and net interest income also benefited from increased loans in the earning asset mix as total loans outstanding averaged $525 million in 2005, a $28 million or 5.7% increase from 2004. This loan growth was most evident in the commercial loan portfolio as a result of successful new business development efforts. Deposits continued their recovery from the low point reached in the fourth quarter of 2004. Total deposits averaged $700 million in 2005, a $37 million or 5.5% increase from 2004 due to increased deposits from the trust company's operations. This deposit growth also allowed the Company to further reduce FHLB borrowings as these borrowings amounted to only 7.3% of total assets at December 31, 2005 compared to 25% of total assets at December 31, 2004.

     COMPONENT CHANGES IN NET INTEREST INCOME: 2005 VERSUS 2004...Regarding the separate components of net interest income, the Company's total interest income for 2005 decreased by $4.2 million or 8.5% when compared to 2004. This decrease was due to a $153 million decline in average earning assets but was partially offset by a 39 basis point increase in the earning asset yield to 5.24%. Within the earning asset base, the yield on the total loan portfolio increased by 26 basis points to 6.25%. This increase reflects the impact of the higher interest rate environment in 2005 as the Federal Reserve has increased short-term interest rates by 225 basis points over the past year. Note that the higher yields reflect the upward repricing of floating rate loans as the yields on fixed rate loans are relatively consistent with the prior year due to the flattening of the yield curve. The yield on the total investment securities portfolio decreased by 4 basis points to 3.70% due to the sale of longer duration higher yielding securities as part of the balance sheet restructuring.

     The $153 million decline in average earning assets was due to a $176 million or 33.3% reduction in average investment securities partially mitigated by a $28 million increase in average loans. The average investment securities decline in 2005 reflects the impact of the Company's deleveraging and balance sheet repositioning strategy which began in the second half of 2004 and continued throughout 2005. The increase in average loans reflects successful commercial loan growth as the Company was able to generate new business. This commercial loan growth led to a greater composition of loans in the earning asset mix that favorably impacted the Company's net interest margin.

     The Company's total interest expense for 2005 decreased by $4.9 million or 18.3% when compared to 2004. This reduction in interest expense was due to a lower volume of interest bearing liabilities. Total average interest bearing liabilities were $164 million lower in 2005 as we have deleveraged our balance sheet by reducing high cost FHLB debt over the past 15 months. Specifically, in the fourth quarter of 2004 we retired $125 million of high cost FHLB advances and late in the third quarter of 2005 we retired the remaining $100 million of high cost FHLB convertible advances. We also benefited from the retirement of $22.5 million of guaranteed junior subordinated deferrable interest debentures as part of our balance sheet restructuring which favorably reduced interest expense by $1.3 million in 2005.

     The total cost of funds for 2005 increased modestly by one basis point to 2.85% and was driven up by higher short-term interest rates when compared to 2004. These higher short-term rates caused a 33 basis point increase in the cost of interest bearing deposits to 2.18%. Note that some of the net-interest margin improvement was masked by the upward repricing of $100 million of interest rate swaps and the remaining short-term borrowings. Specifically, in 2004 the Company was a net receiver of $1.6 million from the interest rate hedges compared to a net payer of $27,000 in 2005 or a net unfavorable change of $1.6 million. We terminated these interest rate hedges as part of the third quarter 2005 balance sheet repositioning.

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

     COMPONENT CHANGES IN NET INTEREST INCOME: 2004 VERSUS 2003. . .Regarding the separate components of net interest income, the Company's total interest income for 2004 decreased by $4.9 million or 8.9% when compared to 2003. This decrease was due to a $32.5 million decline in average earning assets and a 30 basis point drop in the earning asset yield to 4.85%. Within the earning asset base, the yield on the total investment securities portfolio dropped by 25 basis points to 3.74% while the yield on the total loan portfolio decreased by 31 basis points to 5.99%. Both of these declines reflect the impact of asset prepayments as borrowers elected to refinance their higher fixed rate loans into lower rate loans available over the past several years. Additionally, a lower level of higher yielding commercial loans had a negative impact on the total loan portfolio yield.

     The $32.5 million decline in the volume of earning assets was due to a $19.3 million or 3.7% decrease in average loans and a $14.2 million or 2.6% decrease in average investment securities. The decline in average loans reflects the results of heightened prepayment pressures experienced throughout 2003. While the Company experienced new commercial loan growth in the fourth quarter of 2004, its full impact was not felt until 2005. The decline in average investment securities represents the results of the deleveraging strategy in the fourth quarter of 2004 in which the Company reduced the size of its securities portfolio by approximately $125 million in order to prepay certain high cost FHLB advances. However, because this deleveraging occurred late in the year its effect on average investment securities was diminished. The deleveraging had a favorable impact on the Company's net interest margin in 2005.

     The Company's total interest expense for 2004 decreased by $3.7 million or 12.3% when compared to 2003. This reduction in interest expense was due to a lower volume of interest bearing liabilities and a reduced cost of funds. Total average interest bearing liabilities were $38.7 million or 4.0% lower in 2004 as fewer deposits and borrowings were needed to fund the smaller earning asset base. The total cost of funds declined by 29 basis points to 2.84% and was driven down by a reduced cost of both deposits and borrowings. Specifically, the cost of interest bearing deposits decreased by 20 basis points to 1.85% and the cost of short-term borrowings and FHLB advances declined by 31 basis points to 3.96%. The reduced deposit cost was caused by lower rates paid particularly for certificates of deposits. The lower cost of borrowings reflected the downward repricing of maturing FHLB advances to lower current market rates and the full year favorable impact that the fair value hedges had on reducing interest expense by $1.6 million in 2004 compared to $451,000 in 2003. As a result of the deleveraging strategy, the Company reduced its ratio of FHLB advances and short-term borrowings to total assets to 25.1% at December 31, 2004 compared to 32.7% at December 31, 2003.

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

                                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------------
                                                 2005                         2004                          2003
                                      --------------------------  ----------------------------  ----------------------------
                                                INTEREST                      INTEREST                      INTEREST
                                       AVERAGE   INCOME/  YIELD/    AVERAGE    INCOME/  YIELD/    AVERAGE    INCOME/  YIELD/
                                       BALANCE   EXPENSE   RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                                      --------  --------  ------  ----------  --------  ------  ----------  --------  ------
                                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
   Loans, net of unearned income      $525,401  $33,055    6.25%  $  496,912   $30,414   5.99%  $  516,250   $33,346   6.30%
   Deposits with banks                     770        6    0.78        6,276        59   0.94        5,294        54   1.01
   Federal funds sold                       --       --      --           68         1   0.91           29        --   0.96
   Investment securities:
      Available for sale               326,533   11,926    3.65      493,478    18,333   3.72      517,030    20,548   3.97
      Held to maturity                  25,422      986    3.88       34,480     1,414   4.10       25,159     1,096   4.40
                                      --------  -------           ----------   -------          ----------   -------
Total investment securities            351,955   12,912    3.70      527,958    19,747   3.74      542,189    21,644   3.99
                                      --------  -------           ----------   -------          ----------   -------
TOTAL INTEREST
   EARNING ASSETS/ INTEREST INCOME     878,126   45,973    5.24    1,031,214    50,221   4.85    1,063,762    55,044   5.15
                                      --------  -------           ----------   -------          ----------   -------
Non-interest earning assets:
   Cash and due from banks              21,449                        21,793                        22,371
   Premises and equipment                9,365                        10,493                        11,950
   Other assets                         63,401                        61,952                        59,426
   Assets of discontinued operations     1,135                         2,891                         6,579
   Allowance for loan losses            (9,613)                      (10,674)                      (11,431)
                                      --------                    ----------                    ----------
TOTAL ASSETS                          $963,863                    $1,117,669                    $1,152,657
                                      ========                    ==========                    ==========
Interest bearing liabilities:
   Interest bearing deposits:
      Interest bearing demand         $ 54,695  $   227    0.41%  $   53,502   $   154   0.29%  $   51,872   $   201   0.39%
      Savings                           96,819      829    0.86      104,187       928   0.89      103,450       948   0.92
      Money market                     156,932    3,256    2.07      120,280     1,340   1.11      123,845     1,309   1.06
      Other time                       284,951    8,673    3.04      279,458     7,914   2.83      282,838     9,045   3.20
                                      --------  -------           ----------   -------          ----------   -------
         Total interest bearing
            deposits                   593,397   12,985    2.18      557,427    10,336   1.85      562,005    11,503   2.05
                                      --------  -------           ----------   -------          ----------   -------
Federal funds purchased and other
   short-term borrowings                78,152    2,599    3.32      128,017     2,098   1.64      105,780     1,464   1.37
Advances from Federal Home Loan Bank    73,924    4,510    6.10      208,444    11,218   5.38      265,184    14,433   5.44
Guaranteed junior subordinated
   deferrable interest debentures       19,345    1,659    8.58       34,842     2,986   8.57       34,500     2,960   8.58
                                      --------  -------           ----------   -------          ----------   -------
TOTAL INTEREST BEARING
   LIABILITIES/INTEREST EXPENSE        764,818   21,753    2.85      928,730    26,638   2.84      967,469    30,360   3.13
                                      --------  -------           ----------   -------          ----------   -------
Non-interest bearing liabilities:
   Demand deposits                     107,018                       106,249                       104,330
   Liabilities of discontinued
      operations                           379                           498                           538
   Other liabilities                     6,780                         7,635                         3,423
   Stockholders' equity                 84,868                        74,557                        76,897
                                      --------                    ----------                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                             $963,863                    $1,117,669                    $1,152,657
                                      ========                    ==========                    ==========
Interest rate spread                                       2.39                          2.01                          2.02
Net interest income/net interest
   margin                                        24,220    2.76%                23,583   2.28%                24,684   2.31%
Tax-equivalent adjustment                          (108)                          (117)                          (39)
                                                -------                        -------                       -------
Net interest income                             $24,112                        $23,466                       $24,645
                                                =======                        =======                       =======

     The average balance and yield on taxable securities was $352 million and 3.70%, $528 million and 3.74% and $542 million and 3.99% for 2005, 2004, and
2003, respectively. The Company had no tax-exempt securities in any of the periods presented.

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

                                                   2005 VS. 2004                 2004 VS. 2003
                                            ---------------------------   ---------------------------
                                                INCREASE (DECREASE)           INCREASE (DECREASE)
                                                 DUE TO CHANGE IN:             DUE TO CHANGE IN:
                                            ---------------------------   ---------------------------
                                            AVERAGE                       AVERAGE
                                             VOLUME     RATE     TOTAL     VOLUME     RATE     TOTAL
                                            -------   -------   -------   -------   -------   -------
                                                                  (IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income               $ 1,503   $ 1,138   $ 2,641   $(1,267)  $(1,665)  $(2,932)
Deposits with banks                             (44)       (9)      (53)        8        (3)        5
Federal funds sold                               (1)       --        (1)        1        --         1
Investment securities:
   Available for sale                        (6,115)     (292)   (6,407)     (930)   (1,285)   (2,215)
   Held to maturity                            (355)      (73)     (428)      390       (72)      318
                                            -------   -------   -------   -------   -------   -------
Total investment securities                  (6,470)     (365)   (6,835)     (540)   (1,357)   (1,897)
                                            -------   -------   -------   -------   -------   -------
Total interest income                        (5,012)      764    (4,248)   (1,798)   (3,025)   (4,823)
                                            -------   -------   -------   -------   -------   -------
INTEREST PAID ON:
Interest bearing demand deposits                  4        69        73         7       (54)      (47)
Savings deposits                                (67)      (32)      (99)        6       (26)      (20)
Money market                                    499     1,417     1,916       (49)       80        31
Other time deposits                             153       606       759      (106)   (1,025)   (1,131)
Federal funds purchased and other
   short-term borrowings                       (307)      808       501       327       307       634
Advances from Federal Home Loan Bank         (8,463)    1,755    (6,708)   (3,057)     (158)   (3,215)
Guaranteed junior subordinated deferrable
   interest debentures                       (1,330)        3    (1,327)       26        --        26
                                            -------   -------   -------   -------   -------   -------
Total interest expense                       (9,511)    4,626    (4,885)   (2,846)     (876)   (3,722)
                                            -------   -------   -------   -------   -------   -------
Change in net interest income               $ 4,499   $(3,862)  $   637   $ 1,048   $(2,149)  $(1,101)
                                            =======   =======   =======   =======   =======   =======

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

                                                            AT DECEMBER 31,
                                                       -------------------------
                                                        2005     2004      2003
                                                       ------   ------   -------
                                                             (IN THOUSANDS,
                                                          EXCEPT PERCENTAGES)
Total loan delinquency (past due 30 to 89 days)        $4,361   $3,311   $14,636
Total non-accrual loans                                 4,149    3,869    10,781
Total non-performing assets(1)                          4,315    3,894    11,411
Loan delinquency as a percentage of total loans and
   loans held for sale, net of unearned income           0.79%    0.64%     2.91%
Non-accrual loans as a percentage of total loans and
   loans held for sale, net of unearned income           0.75     0.74      2.14
Non-performing assets as a percentage of total loans
   and loans held for sale, net of unearned income,
   and other real estate owned                           0.78     0.75      2.26

----------
(1) Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments of which some are insured for credit loss, and (iii) other real estate owned.

     Each of the Company's loan quality metrics displayed in the above table demonstrated significant improvement between 2003 and 2004 and remained stable at the lower levels in 2005. This improvement resulted from the Company's diligent focus on improving asset quality as one of the core strategies of the Company's Turnaround. Loan delinquency levels have now remained below 1% for the past two years and reflect the improved loan portfolio quality. Non-performing asset levels also declined by $7.5 million between 2003 and 2004 due to the successful work-out of the Company's two largest problem credits during 2004. The $421,000 increase in non-performing assets between 2004 and 2005 was due largely to the transfer of a $1.6 million commercial loan into non-accrual status during the fourth quarter. This secured commercial loan is to a borrower in the retail sector who filed for reorganization under Chapter 13 bankruptcy protection.

     Overall, the Company had one loan totaling $258,000 at December 31, 2005, that had been restructured which involved forgiving a portion of interest or principal on this loan or granting loan rates less than that of the market rate.

     While we are pleased with the noted improvement in asset quality, we continue to closely monitor the portfolio given the number of relatively large sized commercial and commercial real estate loans within the portfolio. As of December 31, 2005, the 25 largest credits represented 33.5% of total loans outstanding. This portfolio characteristic combined with the limited seasoning of recent new loan production are some of the factors that the Company considered in maintaining a $784,000 general unallocated reserve within the allowance for loan losses at December 31, 2005.

     ALLOWANCE AND PROVISION FOR LOAN LOSSES. . . As described in more detail in the Critical Accounting Policies and Estimates section of this MD&A, the Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The allowance consists of three elements;
1) reserves established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, economic trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy, financial information, and documentation exceptions, and 3) a general unallocated reserve which provides adequate positioning in the event of variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the bank's loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. Note that the qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company's management to establish allocations which accommodate each of the listed risk factors. The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended.

                                                                                YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                   2005       2004        2003      2002       2001
                                                                 --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year                                     $  9,893   $ 11,682   $ 10,035   $  5,830   $  5,936
Transfer to reserve for unfunded loan commitments                      --       (122)      (139)        --         --
                                                                 --------   --------   --------   --------   --------
   Charge-offs:
      Commercial                                                     (214)    (1,107)      (425)    (5,119)    (1,147)
      Commercial loans secured by real estate                        (113)    (1,928)      (172)        --         --
      Real estate-mortgage                                           (145)      (139)      (331)      (516)      (220)
      Consumer                                                       (403)      (867)      (645)      (348)      (453)
                                                                 --------   --------   --------   --------   --------
         Total charge-offs                                           (875)    (4,041)    (1,573)    (5,983)    (1,820)
                                                                 --------   --------   --------   --------   --------
   Recoveries:
      Commercial                                                       77        410        170        584        133
      Commercial loans secured by real estate                          15          7          2         --         --
      Real estate-mortgage                                             52         65         63        160         65
      Consumer                                                        156        134        163        179        166
                                                                 --------   --------   --------   --------   --------
         Total recoveries                                             300        616        398        923        364
                                                                 --------   --------   --------   --------   --------
Net charge-offs                                                      (575)    (3,425)    (1,175)    (5,060)    (1,456)
Provision for loan losses                                            (175)     1,758      2,961      9,265      1,350
                                                                 --------   --------   --------   --------   --------
Balance at end of year                                           $  9,143   $  9,893   $ 11,682   $ 10,035   $  5,830
                                                                 ========   ========   ========   ========   ========
Loans and loans held for sale, net of unearned income:
   Average for the year                                          $528,545   $503,742   $525,604   $592,686   $566,884
   At December 31                                                 550,602    521,416    503,387    572,977    599,481
As a percent of average loans and loans held for sale:
   Net charge-offs                                                   0.11%      0.68%      0.22%      0.85%      0.26%
   Provision for loan losses                                        (0.03)      0.35       0.56       1.56       0.24
   Allowance for loan losses                                         1.73       1.96       2.22       1.69       1.03
Allowance as a percent of each of the following:
   Total loans and loans held for sale, net of unearned income       1.66       1.90       2.32       1.75       0.97
   Total delinquent loans (past due 30 to 89 days)                 209.65     298.79      79.82      56.13      48.97
   Total non-accrual loans                                         220.37     255.70     108.36     147.77      62.67
   Total non-performing assets                                     211.89     254.06     102.37     144.10      58.04
Allowance as a multiple of net charge-offs                         15.90x      2.89x      9.94x      1.98x      4.01x
Total classified loans                                           $ 20,208   $ 22,921   $ 35,135   $ 20,666   $ 13,758

     The Company recorded a negative loan loss provision of $175,000 in 2005 compared to a provision of $1.8 million for 2004 or a net favorable change of $1.9 million. The overall reduced provision in 2005 resulted from a sustained improvement in asset quality. Net charge-offs in 2005 totaled $575,000 or 0.11% of total loans compared to net charge-offs of $3.4 million or 0.68% of total loans in 2004. Non-performing assets have declined from the 2003 levels and have stabilized at approximately $4 million over the past two year-ends. Overall, the balance in the allowance for loan losses declined by $750,000 during 2005 to $9.1 million at December 31, 2005.

     Additionally, at December 31, 2005, the loan loss reserve as a percentage of total loans amounted to 1.66% compared to 1.90% at December 31, 2004 and 2.32% at December 31, 2003. The drop in this ratio since December 31, 2003 is due to a decrease in the size of the loan loss reserve combined with an increase in total loans. The Company's loan loss reserve coverage of non-performing assets amounted to 212% at December 31, 2005 compared to 254% at December 31, 2004 and 102% at December 31, 2003. The drop in non-performing assets was a key factor contributing to the improvement in this ratio over the past two years.

     The Company's provision for loan losses totaled $1.8 million or 0.35% of total loans for 2004. This represented a decrease of $1.2 million from the 2003 provision of $3.0 million or 0.56% of total loans. Net charge-offs for 2004 totaled $3.4 million or 0.68% of total average loans compared to net charge-offs of $1.2 million or 0.22% of total average loans in 2003. The higher net charge-offs in 2004 reflect a $914,000 charge-off as a result of the successful sale of a $4.3 million non-performing asset, a $625,000 write-down of a $4.8 million loan on a personal care facility that was moved into other real estate owned in the first quarter of 2004 and subsequently sold in the third quarter, and $251,000 increase in net charge-offs on consumer loans. The consumer loan charge-offs were higher than typical due to the charge-off of a few larger consumer loans.

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

     The following schedule sets forth the allocation of the allowance for loan losses among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                                       AT DECEMBER 31,
                            ----------------------------------------------------------------------------------------------------
                                   2005                2004                 2003                 2002                2001
                            ------------------  ------------------  -------------------  -------------------  ------------------
                                    PERCENT OF          PERCENT OF           PERCENT OF           PERCENT OF          PERCENT OF
                                     LOANS IN            LOANS IN             LOANS IN             LOANS IN            LOANS IN
                                       EACH                EACH                 EACH                 EACH                EACH
                                     CATEGORY            CATEGORY             CATEGORY             CATEGORY            CATEGORY
                                        TO                  TO                   TO                   TO                  TO
                            AMOUNT     LOANS    AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT     LOANS    AMOUNT    LOANS
                            ------  ----------  ------  ----------  -------  ----------  -------  ----------  ------  ----------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial                  $3,312     14.6%    $2,173     13.8%    $ 2,623     15.0%    $ 1,932     15.6%    $1,706     20.6%
Commercial loans secured
   by real estate            3,644     45.3      5,519     43.2       7,120     41.0       5,968     38.9      2,874     34.9
Real estate-mortgage           381     36.5        346     38.9         376     38.9         469     40.7        403     39.7
Consumer                     1,022      3.6      1,074      4.1         853      5.1         826      4.8        596      4.8
Allocation to general risk     784                 781                  710                  840                 251
                            ------              ------              -------              -------              ------
Total                       $9,143              $9,893              $11,682              $10,035              $5,830
                            ======              ======              =======              =======              ======

     Even though residential real estate-mortgage loans comprise 37% of the Company's total loan portfolio, only $381,000 or 4.2% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.

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

     Based on the Company's loan loss reserve methodology and the related assessment of the inherent risk factors contained within the Company's loan portfolio, we believe that the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.

     NON-INTEREST INCOME. . Non-interest income for 2005 totaled $10.2 million; a $3.8 million or 27.1% decrease from the 2004 performance. Factors contributing to the net decrease in non-interest income in 2005 included:

     - the Company realized $2.5 million of investment security losses in 2005 compared to investment security gains of $816,000 in 2004, or a net unfavorable change of $3.3 million. The 2005 net loss resulted from the previously discussed third quarter balance sheet restructuring that included the sale of $112 million of securities.

     - other income declined by $915,000 in 2005 or 25.6% as the Company benefited from $578,000 of additional gains on the sale of other real estate owned properties in 2004. Lower mortgage production related revenues also contributed to the decrease in other income in 2005 and a $142,000 decline in gains on loan sales into the secondary market.

     - a $766,000 or 14.3% increase in trust fees due to continued successful union and non-union new business development efforts and the full year benefit of new customer fee schedules that were implemented in the fourth quarter of 2004. Trust assets under management since December 31, 2004 increased by $298 million or 22.7% to $1.6 billion at December 31, 2005.

     Non-interest income for 2004 totaled $14.0 million; a $3.0 million or 17.6% decrease from the 2003 performance. Factors contributing to the net decrease in non-interest income in 2004 included:

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

     - a $374,000 or 11.8% reduction in service charges on deposit accounts due to fewer overdraft penalty fees as it appears certain customers adjusted their banking behavior to minimize overdraft charges.

     - a $370,000 or 7.4% increase in trust fees due to continued successful union related new business development efforts particularly with the BUILD and ERECT Funds.

     - $379,000 or 11.9% increase in other income due largely to a gain realized on the sale of the Company's largest other real-estate owned property in the third quarter of 2004.

NON-INTEREST EXPENSE. . . Non-interest expense for 2005 totaled $49.4 million, a $671,000 or 1.3% decrease from the 2004 performance. Factors contributing to the net decrease in non-interest expense in 2004 included:

     - the Company incurred as part of the balance sheet restructuring measures FHLB and interest rate hedge prepayment penalties of $12.3 million in 2005 compared to similar penalties of $12.6 million in 2004 or a decline between years of $350,000.

     - other expense declined by $456,000 or 8.8% in 2005 as the Company wrote off $210,000 of unamortized trust preferred issuance costs in 2005 compared to $476,000 of unamortized issuance costs written off in 2004. The Company also incurred $170,000 in costs associated with the Harrisburg branch office closing in 2004 and there were no such costs incurred in 2005.

     - a $285,000 decrease in amortization of core deposit intangibles as the premium associated with the 1994 acquisition of Johnstown Savings Bank has been fully recognized.

     - professional fees increased by $545,000 or 14.7% in 2005 due to the costs associated with implementing Sarbanes-Oxley Section 404.

Non-interest expense for 2004 totaled $50.1 million, a $14.2 million or 39.5% increase from the 2003 performance. Factors contributing to the net increase in non-interest expense in 2004 included:

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

     - a $282,000 decrease in amortization of core deposit intangibles as the premium associated with the 1994 acquisition of Johnstown Savings Bank has been fully recognized as of July 1, 2004.

     - a $992,000 or 19.2% increase in other expense due largely to the write-off of $476,000 of unamortized issuance costs related to the redemption of $15.3 million of trust preferred securities and the accrual of $170,000 in costs associated with the Harrisburg branch office closing.

     INCOME TAX EXPENSE. . . The Company recognized an income tax benefit, as part of continuing operations, of approximately $5.9 million for both 2005 and 2004 due to the pre-tax losses incurred in both years and our belief that the Company will generate sufficient earnings in future periods to utilize these net operating loss carryforwards. As part of that benefit in 2005 and 2004, the Company lowered its tax expense by $475,000 and $680,000, respectively, due to a reduction in reserves for prior year tax contingencies as a result of the successful conclusion of an IRS examination on several open tax years. The Company recognized a provision for income taxes of $587,000 or an effective tax rate of 21.1% in 2003. The Company's largest source of tax-free income is from bank owned life insurance which is the primary reason why the effective tax rate is lower than the statutory rate in all years.

     SEGMENT RESULTS. . . Retail banking's net income contribution was $499,000 in 2005 compared to $1.3 million for 2004. The retail banking net income contribution was down from the prior year due to lower net interest income and reduced non-interest income. This more than offset the benefit of a reduced loan loss provision, lower non-interest expense and a greater income tax benefit. The reduced net interest income contribution reflected increased deposit costs and the negative impact that the flatter yield curve had on limiting growth in loan revenue. The reduced non-interest income was caused by lower service charges, reduced mortgage loan sale gains, and fewer gains on other real estate owned properties. When 2004 is compared to 2003, the retail banking net income contribution was down $2.2 million due to reduced net interest income and lower non-interest revenue.

     The trust segment's net income contribution in 2005 amounted to $1.4 million which was up $535,000 from the prior year due to increased revenue. Successful new business development efforts and the full year benefit of new customer fee schedules that were implemented in the fourth quarter of 2004 were the drivers of the improved revenue. Assets under management since December 31, 2004 increased by $298 million or 22.7% to $1.6 billion at December 31, 2005. The trust segment's net income contribution in 2004 amounted to $860,000. This represented an increase of $71,000 from the $789,000 net income contribution earned in 2003 also due to an increase in fee revenue. The diversification of the revenue-generating divisions within the trust segment is one of the primary reasons for its successful profitable growth over the past several years. The specialized union collective funds are expected to continue to be the growth leaders in both assets under administration and revenue production. The union collective investment funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor. The union funds have attracted several international labor unions as investors as well as many local unions from a number of states. The value of assets in these union funds totaled $369 million at December 31, 2005.

     The commercial lending segment significantly increased its profitability in 2005 by generating net income of $1.4 million compared to a net loss of $93,000 in 2004. The improved performance in 2005 was caused by increased net interest income resulting from the greater level of commercial loans outstanding and improved asset quality. Assets within the commercial lending segment increased by $41 million or 16.0% during 2005. The improved asset quality allowed the Company to release a portion of our allowance for loan losses into earnings in 2005. When 2004 is compared to 2003, the commercial lending segment lost $93,000 which represented an improvement from the $594,000 net loss experienced in 2003. The loss in both periods resulted primarily from provision for loan losses; although the size of the provision expense did decline by $711,000 between years.

     The investment/parent segment reported a net loss of $12.2 million in 2005 that was due primarily to the previously discussed balance sheet restructuring actions. These restructuring actions included $12.3 million of FHLB debt and interest rate hedge prepayment penalties and $2.6 million of losses realized on investment security sales. In 2004, the net loss in the investment/parent segment amounted to $10.7 million and was due primarily to the $12.6 million FHLB prepayment penalty that was previously discussed. When compared to 2004, the 2005 net loss is greater due a $3.3 million unfavorable swing in investment security sales from a realized gain to a realized loss. This unfavorable item more than offset a $1.3 million reduction in interest expense on the guaranteed junior subordinated debentures.

     On December 28, 2004, the Company sold all of its remaining mortgage servicing rights and discontinued operations of this non-core business. The Company concluded that mortgage servicing was not a core community banking business and we did not have the scale nor the earnings power to absorb the volatility and risk associated with this business line. The Company reduced its loss from discontinued operations from $1.2 million in 2004 to $119,000 in 2005. The 2004 performance included a $376,000 loss on the sale of mortgage servicing rights, $380,000 of costs related to employee severance and $65,000 of costs incurred for the write-off of its remaining fixed assets.

     For greater discussion on the future strategic direction of the Company's key business segments, see Forward Looking Statement which begins on page 37.

     BALANCE SHEET. . . The Company's total consolidated assets were $880 million at December 31, 2005, compared with $1.010 billion at December 31, 2004, which represents a decrease of $130 million or 12.9%. This lower level of assets resulted primarily from a reduced level of investment securities due to the previously discussed balance sheet restructuring executed in the third quarter of 2005. The Company's loans totaled $551 million at December 31, 2005 an increase of $29 million or 5.5% from year-end 2004 due to commercial loan growth. The Company's deferred tax asset totaled $14.9 million at December 31, 2005 and grew by $5.9 million from December 31, 2004 as a result of the income tax benefit recorded on the 2005 loss.

     The Company's deposits totaled $713 million at December 31, 2005, which was $68 million or 10.6% higher than December 31, 2004. $63 million of this increase was due to the transfer of certain Trust Company controlled money market deposits into the Bank. The remainder of the deposit increase was due largely to increased customer balances in non-interest bearing demand deposits. Total borrowed funds decreased by $192 million or 71.3% due to the previously discussed strategy to reduce the Company's borrowed funds and interest rate risk on our balance sheet. The Company retired all remaining $100 million of FHLB convertible advances in the third quarter of 2005. The Company also utilized the increased deposits from the Trust Company to reduce short-term borrowings. Total stockholders' equity remained constant at approximately $85 million at December 31, 2005 and December 31, 2004, as the capital provided from the 2005 private placement basically offset the $9.1 million net loss experienced during 2005 and a $730,000 drop in accumulated other comprehensive income due to a lower value of the AFS investment securities portfolio. The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at December 31, 2005 of 10.24%. The Company's book value per share at December 31, 2005 was $3.82.

     LIQUIDITY. . The Bank's liquidity position has been sufficient during the last several years when the Bank has experienced poor financial results. Our core deposit base has remained stable throughout this period and has been adequate to fund the Bank's operations. Neither the sales of investment securities nor the use of the proceeds from such sales and cash flow from prepayments and amortization of securities to redeem Federal Home Loan Bank advances has materially affected the Bank's liquidity. The securities sold were pledged as collateral for FHLB borrowings, but the proceeds from the sale of securities was used to reduce FHLB advances and therefore these sales did not require that replacement securities be pledged and did not otherwise adversely affect Bank liquidity. In addition, although the Bank incurred losses in both 2005 and 2004 in an amount greater than the total $5.0 million of capital injected into the Bank, the reduction in the size of the Bank from the deleveraging steps taken has resulted in improvement in the Bank's capital ratios and the Bank remains well-capitalized under all applicable regulatory guidelines. The Bank's Tier 1 leverage ratio increased from 8.51% at December 31, 2004 to 9.48% at December 31, 2005. We believe the Bank will have adequate liquidity as we continue to transform the balance sheet to one that is more loan dependent.

     Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $90,000 from December 31, 2004, to December 31, 2005, due primarily to $126 million of cash used by financing activities and $8 million of cash used in operating activities. This was almost entirely offset by $133 million of cash provided by investing activities. Within investing activities, proceeds from investment security sales and maturities exceeded cash used to purchase new investment securities by $164 million. Cash advanced for new loan fundings and purchases totaled $141 million and were $30 million more than the cash received from loan principal payments and sales. Within financing activities, the Company experienced a net $68 million growth in deposits with these funds used to paydown short-term borrowings. The Company also used net cash provided from investment securities activities to retire $100 million of FHLB advances and used net cash from the private placement to retire $7.2 million of guaranteed junior subordinated debentures in 2005.

     The Company used $1.5 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in 2005. This was $1.3 million less than the cash used for this purpose in 2004 due to the retirement of $15 million of these securities as part of the fourth quarter 2004 balance sheet restructuring and $7 million of these securities as part of the 2005 balance sheet restructuring. The liquidity position of the parent company has improved significantly as a result of the successful private placement common stock offerings over the past 15 months which provided $32 million of net cash after paying offering expenses. The parent company retained $3.4 million of the offering proceeds to provide ongoing liquidity and support the reduced debt service on the remaining trust preferred securities. There was no cash used for common stock cash dividends payments to shareholders in any of the past three years.

     Dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position, also provide ongoing cash to the parent. Longer term, however, the payment of the trust preferred dividend and any reinstatement of a common dividend is dependent upon the subsidiary bank returning to profitability so that it can resume upstreaming dividends to the parent company under applicable law. The subsidiary bank must first recoup the $16.6 million net loss that it incurred over the past two years before it can consider resuming dividend upstreams under applicable provisions of the Federal Reserve Act which place limits on the ability of banks that have lost money to pay dividends.

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totaled $26 million at December 31, 2005 which was comparable with the $27 million at December 31, 2004. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities are other significant sources of asset liquidity for the Company.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company's subsidiary bank is a member of the Federal Home Loan Bank which provides the opportunity to obtain short- to longer-term advances based upon the Bank's investment in assets secured by one- to four-family residential real estate. At December 31, 2005, the bank had immediately available $31 million of overnight borrowing capability at the FHLB. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

     CAPITAL RESOURCES. . . The Company exceeds all regulatory capital ratios for each of the periods presented. The Company continues to be considered well capitalized as the asset leverage ratio was 10.24% at December 31, 2005 compared to 9.20% at December 31, 2004. This improvement between years was due to the successful private placement of $10.3 million of common stock in the third quarter of 2005. The capital ratios also benefited from the $130 million shrinkage in the size of the balance sheet over the past year. Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At December 31, 2005, accumulated other comprehensive loss amounted to $4.1 million. Additionally, the amortization of $865,000 of core deposit intangible assets has favorably increased tangible capital in 2005. The tangible equity to asset ratio has increased from 7.23% at December 31, 2004 to 8.32% at December 31, 2005. We anticipate that we will continue to build our capital ratios during 2006 due to the retention of earnings and limited change in the overall size of the balance sheet.

     The Company announced on January 24, 2003 that it suspended its common stock cash dividend. While the Company had not repurchased any of its own shares since the year 2000, the Company has also suspended its treasury stock repurchase program.

     INTEREST RATE SENSITIVITY. . . Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company's net interest income, net income and capital. The management and measurement of interest rate risk at AmeriServ Financial is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling also incorporates any hedging activity as well as assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3) static GAP analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company's Board of Directors on an ongoing basis.

     The following table presents a summary of the Company's static GAP positions at December 31, 2005:

                                                                 OVER        OVER
                                                               3 MONTHS    6 MONTHS
                                                    3 MONTHS    THROUGH     THROUGH      OVER
INTEREST SENSITIVITY PERIOD                          OR LESS   6 MONTHS     1 YEAR      1 YEAR      TOTAL
---------------------------                         --------   --------    --------    --------    --------
                                                         (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans ...........................................   $175,772   $ 24,338    $ 57,200    $284,149    $541,459
Investment securities ...........................     39,941     14,067      13,740     164,176     231,924
Short-term assets ...............................        199        --           --          --         199
Bank owned life insurance .......................         --        --       31,640          --      31,640
                                                    --------   --------    --------    --------    --------
   Total rate sensitive assets ..................   $215,912   $ 38,405    $102,580    $448,325    $805,222
                                                    --------   --------    --------    --------    --------
RATE SENSITIVE LIABILITIES:
Deposits:
   Non-interest bearing deposits ................   $     --   $     --    $     --    $109,274    $109,274
   NOW and Super NOW ............................      9,135         --          --      55,679      64,814
   Money market .................................    147,000         --          --      14,822     161,822
   Other savings ................................     21,925         --          --      65,777      87,702
   Certificates of deposit of $100,000 or more ..     10,899     10,656       5,786       6,495      33,836
   Other time deposits ..........................     41,933     26,098      65,583     121,593     255,207
                                                    --------   --------    --------    --------    --------
      Total deposits ............................    230,892     36,754      71,369     373,640     712,655
Borrowings ......................................     63,194          9          20      14,033      77,256
                                                    --------   --------    --------    --------    --------
      Total rate sensitive liabilities ..........   $294,086   $ 36,763    $ 71,389    $387,673    $789,911
                                                    --------   --------    --------    --------    --------
INTEREST SENSITIVITY GAP:
   Interval .....................................    (78,174)     1,642      31,191      60,652          --
   Cumulative ...................................   $(78,174)  $(76,532)   $(45,341)   $ 15,311    $ 15,311
                                                    ========   ========    ========    ========    ========
Period GAP ratio ................................       0.73X      1.04X       1.44X       1.16X
Cumulative GAP ratio ............................       0.73       0.77        0.89        1.02
Ratio of cumulative GAP to total assets .........      (8.88)%    (8.70)%     (5.15)%      1.74%

     When December 31, 2005, is compared to December 31, 2004, the ratio of the cumulative GAP to total assets for each time period became less negative due to the balance sheet repositioning executed in the third quarter. This restructuring improved the Company's interest rate risk profile by reducing the level of FHLB convertible borrowings and the related $100 million of fair value hedges that caused the borrowings to reprice within 90 days.

     Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/--5.0% which include interest rate movements of 100 basis points. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity. The interest rate scenarios in the table compare the Company's base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate changes of 100 basis points. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company's existing balance sheet that was developed under the flat interest rate scenario.

                         VARIABILITY OF       CHANGE IN
                          NET INTEREST     MARKET VALUE OF
INTEREST RATE SCENARIO       INCOME       PORTFOLIO EQUITY
----------------------   --------------   ----------------
100 bp increase               2.2%               6.0%
100 bp decrease              (1.7)%            (10.6)%

     As indicated in the table, the third quarter 2005 balance sheet restructuring has better positioned the Company for rising interest rates and reduced its exposure to falling rates. Variability of net interest income is now positive in the 100 basis point upward rate shock due to the removal of the interest rate hedges and lower short-term FHLB borrowings. The market value of portfolio equity increased by 6.0% in a 100 basis point upward rate shock due to increased value of the Company's core deposit base. The negative variability of net interest income in the 100 basis point down shock results from accelerated cash flows from mortgage backed securities and loans. Negative variability of market value of portfolio equity occurred in a 100 basis point downward rate shock due to a reduced value for core deposits.

     Within the investment portfolio at December 31, 2005, 87% of the portfolio is classified as available for sale and 13% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity but has no impact on regulatory capital. Furthermore, it is the Company's intent to continue to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market. The Company also periodically sells 15-year fixed rate mortgage loans into the secondary market as well.

     The amount of loans outstanding by category as of December 31, 2005, which are due in (i) one year or less, (ii) more than one year through five years, and
(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                       MORE
                                                     THAN ONE
                                            ONE        YEAR
                                          YEAR OR     THROUGH    OVER FIVE     TOTAL
                                           LESS     FIVE YEARS     YEARS       LOANS
                                          -------   ----------   ---------   --------
                                                 (IN THOUSANDS, EXCEPT RATIOS)
Commercial                                $18,780    $ 50,838    $ 11,011    $ 80,629
Commercial loans secured by real estate    30,888     112,846     105,470     249,204
Real estate-mortgage                       32,625      74,852      93,634     201,111
Consumer                                    2,500      10,780       7,111      20,391
                                          -------    --------    --------    --------
Total                                     $84,793    $249,316    $217,226    $551,335
                                          =======    ========    ========    ========
Loans with fixed-rate                     $41,111    $173,735    $126,017    $340,863
Loans with floating-rate                   43,682      75,581      91,209     210,472
                                          -------    --------    --------    --------
Total                                     $84,793    $249,316    $217,226    $551,335
                                          =======    ========    ========    ========
Percent composition of maturity              15.4%       45.2%       39.4%      100.0%
Fixed-rate loans as a percentage of
   total loans                                                                   61.8%
Floating-rate loans as a percentage of
   total loans                                                                   38.2%

     The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

     CONTRACTUAL OBLIGATIONS. . .The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                                                   PAYMENTS DUE IN
                                     --------------------------------------------------------------------------
                                       NOTE      ONE YEAR   ONE TO THREE   THREE TO FIVE   OVER FIVE
                                     REFERENCE    OR LESS       YEARS          YEARS         YEARS       TOTAL
                                     ---------   --------   ------------   -------------   ---------   --------
                                                                   (IN THOUSANDS)
Deposits without a stated maturity       10      $423,612      $    --        $    --       $    --    $423,612
Certificates of deposit*                 10       166,234       88,821         24,188        33,331     312,574
Borrowed funds*                          11        65,929          106            135         1,343      67,513
Guaranteed junior subordinated
   deferrable interest debentures*       11            --           --             --        35,751      35,751
Lease commitments                        15           923        1,151            634           549       3,257

* Includes interest based upon interest rates in effect at December 31, 2005. Future changes in market interest rates could materially affect contractual amounts to be paid.

     OFF BALANCE SHEET ARRANGEMENTS. . . The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $98,294,000 and standby letters of credit of $10,230,000 as of December 31, 2005. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2005, there were no interest rate contracts outstanding.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES. . . The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses and income taxes are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company's financial position or results of operation.

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

     Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.0 million, or 76%, of the total allowance for credit losses at December 31, 2005 has been allotted to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

     ACCOUNT -- Income Taxes

     BALANCE SHEET REFERENCE -- Deferred Tax Asset and Current Taxes Payable

     INCOME STATEMENT REFERENCE -- Provision for Income Taxes

     DESCRIPTION

     In accordance with the liability method of accounting for income taxes specified in Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes" the provision for income taxes is the sum of income taxes both currently payable and deferred. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of asset and liabilities for financial reporting purposes and the basis of assets and liabilities as measured by the enacted tax rates that management estimates will be in effect when the differences reverse.

     In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2005, we believe that all of the deferred tax assets recorded on our balance sheet except for $100,000 will ultimately be recovered.

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

RECENT ACCOUNTING STANDARDS... In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement was not material to the Company's financial condition, results of operations or cash flows.

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

     In December 2004, the FASB issued FAS #123 (revised 2004), "Share-Based Payment," which revises FAS #123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion #25, "Accounting for Stock issued to Employees." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Stock Ownership Plans." This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company will be required to adopt these statements on January 1, 2006. The Company adopted this standard in the first quarter of 2006 and it did not have a material impact on the Company's financial condition, results of operations, or cash flows.

     In June, 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements." Under the provisions of FAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods' financial statements unless it would be impractical. FAS No. 154 supersedes APB opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period's net income the cumulative effect of the change. FAS No. 154 also makes a distinction between "retrospective application" of a change in accounting principle and the "restatement" of financial statements to reflect the correction of an error. The provisions of FAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

     In November 2005, the FASB issued FASB Staff Position No. (FSP) FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP clarified and reaffirmed existing guidance as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Certain disclosures about unrealized losses on available for sale debt and equity securities that have not been recognized as other-than -temporary impairments are required under FSP 115-1. The FSP is effective for fiscal years beginning after December 15, 2005. As the FSP reaffirms existing guidance, the Company does not expect this FSP to have a significant impact on our consolidated financial statements, results of operations or liquidity of the Company. At December 31, 2005, gross unrealized losses on available for sale securities was $6.5 million.

     FORWARD LOOKING STATEMENT. . .

THE STRATEGIC FOCUS:

     The stabilizing of the Company in 2003 and the infusion of new capital in 2004 and 2005 has enabled the Board and management to complete the first significant Turnaround goal of restructuring the balance sheet into that of a traditional community bank. The next step in the Turnaround is to attack financial performance with the same level of intensity that has been directed at balance sheet restructuring and regulatory compliance. The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and our growing trust company. The Company is coalescing around this next phase of the Turnaround and we believe that the Company has a solid franchise and can create greater institutional value. The Company has three key business units that management and the Board believe can perform at a higher level of profitability.

     1. THE RETAIL BANK -- The Retail Bank now has a traditional community bank balance sheet with $871 million in assets and approximately $712 million in core deposits. This retail bank operates 22 branches and has been profitable. It is a fact that this type of banking in the region has been in a state of change in recent years. There have been mergers, divestitures, branch closings, name changes, etc. Unfortunately for the Company, during this period, its focus has been diluted by a spin-off, a name change, operating losses and regulatory criticisms. However, as the Company emerges from the first phase of the Turnaround it now finds itself to be the largest independent, locally managed bank in its primary retail market area. It also has discovered that, in spite of its recent difficulties, its core customers have remained loyal and supportive. The Company believes that its Retail Bank has a powerful future ahead. We believe that as it sharpens its community banking skills, good products and exemplary personal service will enable the Retail Bank to establish a strong base for the Company as a whole.

     2. COMMERCIAL LENDING -- This business unit was completely restructured in 2003, after experiencing serious difficulties in 2001 and 2002. It hired a new chief lending officer and almost an entirely new staff of experienced professional lenders. This business unit has been critical in helping the Company grow loans outstanding since December 2003 by 9.2%. The unit is focused on the stated primary lending market of an approximate 100-mile radius from Johnstown. It is mounting an energetic customer calling effort to build its loan balances. It has also reengineered its lending procedures. The Company can provide the unit with the capacity to grow substantially and its new procedures permit it to increase its margins and build permanent relationships. This unit bears little resemblance to its former self and is poised to generate increased loan outstandings again in 2006 and be a strong future contributor to the Company's revenue stream.

     3. TRUST COMPANY -- This business unit has a unique business opportunity. It has all of the activities expected of a traditional bank trust department and we believe it is proficient in each of them. In addition, it has a unique capability that sets it apart from almost all other trust operations. As a part of one of only 13 unionized banks in the nation, this unit has developed a strategy and a set of products (BUILD and ERECT Funds) that leverage that unusual situation. It has been quite successful in building products that serve the union managed pension funds that are a significant facet of certain segments of the American labor scene. These products have no geographic restrictions, nor do they require major commitments of the Company's capital. They do, however, require skilled professionals to market and manage the trust company's capabilities. As demonstrated with the most recent capital offering, resources will be channeled to the Trust Company as needed so that it can continue to grow its assets under management in both this discrete union market niche and within the more traditional trust businesses.

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

     For information regarding the market risk of the Company's financial instruments, see Interest Rate Sensitivity in the MD&A presented on pages 32-34. The Company's principal market risk exposure is to interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS

                                                                                      AT DECEMBER 31,
                                                                                   ---------------------
                                                                                     2005        2004
                                                                                   --------   ----------
                                                                                       (IN THOUSANDS)
ASSETS
Cash and due from banks                                                            $ 20,762   $   20,374
Interest bearing deposits                                                               199          199
Investment securities:
   Available for sale                                                               201,569      373,584
   Held to maturity (market value $30,206 at December 31, 2005 and $27,550 at
      December 31, 2004)                                                             30,355       27,435
Loans held for sale                                                                      98          687
Loans                                                                               551,335      522,363
   Less: Unearned income                                                                831        1,634
      Allowance for loan losses                                                       9,143        9,893
                                                                                   --------   ----------
Net loans                                                                           541,361      510,836
                                                                                   --------   ----------
Premises and equipment, net                                                           8,689        9,688
Accrued income receivable                                                             4,125        4,288
Goodwill                                                                              9,544        9,544
Core deposit intangibles                                                              2,703        3,568
Bank owned life insurance                                                            31,640       30,623
Deferred tax asset                                                                   14,976        9,102
Assets related to discontinued operations                                               329        1,941
Other assets                                                                         13,826        8,107
                                                                                   --------   ----------
TOTAL ASSETS                                                                       $880,176   $1,009,976
                                                                                   ========   ==========
LIABILITIES
Non-interest bearing deposits                                                      $109,274   $  100,702
Interest bearing deposits                                                           603,381      543,689
                                                                                   --------   ----------
Total deposits                                                                      712,655      644,391
Other short-term borrowings                                                          63,184      151,935
Advances from Federal Home Loan Bank                                                    987       96,949
Guaranteed junior subordinated deferrable interest debentures                        13,085       20,285
                                                                                   --------   ----------
Total borrowed funds                                                                 77,256      269,169
                                                                                   --------   ----------
Liabilities related to discontinued operations                                           14          744
Other liabilities                                                                     5,777       10,453
                                                                                   --------   ----------
TOTAL LIABILITIES                                                                   795,702      924,757
                                                                                   --------   ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares
   issued and outstanding on December 31, 2005, and 2004                                 --           --
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
   26,203,192 shares issued and 22,112,273 shares outstanding on December 31,
   2005; 23,808,760 shares issued and 19,717,841 shares outstanding on
   December 31, 2004                                                                 65,508       59,522
Treasury stock at cost, 4,090,919 shares on December 31, 2005 and 2004              (65,824)     (65,824)
Capital surplus                                                                      78,620       75,480
Retained earnings                                                                    10,236       19,377
Accumulated other comprehensive loss, net                                            (4,066)      (3,336)
                                                                                   --------   ----------
TOTAL STOCKHOLDERS' EQUITY                                                           84,474       85,219
                                                                                   --------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $880,176   $1,009,976
                                                                                   ========   ==========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------
                                                                                    2005       2004       2003
                                                                                  --------   --------   -------
                                                                                          (IN THOUSANDS,
                                                                                      EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
   Taxable                                                                        $ 32,685   $ 30,012   $33,209
   Tax exempt                                                                          262        285        98
Deposits with banks                                                                      6         59        54
Federal funds sold                                                                      --          1        --
Investment securities:
   Available for sale                                                               11,926     18,333    20,548
   Held to maturity                                                                    986      1,414     1,096
                                                                                  --------   --------   -------
Total Interest Income                                                               45,865     50,104    55,005
                                                                                  --------   --------   -------
INTEREST EXPENSE
Deposits                                                                            12,985     10,336    11,503
Federal funds purchased                                                                 --         --        25
Other short-term borrowings                                                          2,599      2,098     1,439
Advances from Federal Home Loan Bank                                                 4,510     11,218    14,433
Guaranteed junior subordinated deferrable interest debentures                        1,659      2,986     2,960
                                                                                  --------   --------   -------
Total Interest Expense                                                              21,753     26,638    30,360
                                                                                  --------   --------   -------
Net Interest Income                                                                 24,112     23,466    24,645
   Provision for loan losses                                                          (175)     1,758     2,961
                                                                                  --------   --------   -------
Net Interest Income after Provision for Loan Losses                                 24,287     21,708    21,684
                                                                                  --------   --------   -------
NON-INTEREST INCOME
Trust fees                                                                           6,129      5,363     4,993
Net gains on loans held for sale                                                       209        351       632
Net realized gains (losses) on investment securities                                (2,499)       816     3,787
Service charges on deposit accounts                                                  2,700      2,806     3,180
Bank owned life insurance                                                            1,017      1,108     1,214
Other income                                                                         2,653      3,568     3,189
                                                                                  --------   --------   -------
Total Non-Interest Income                                                           10,209     14,012    16,995
                                                                                  --------   --------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits                                                      19,062     19,013    17,997
Net occupancy expense                                                                2,552      2,636     2,635
Equipment expense                                                                    2,509      2,578     2,694
Professional fees                                                                    4,242      3,697     3,780
Supplies, postage, and freight                                                       1,154      1,192     1,370
Miscellaneous taxes and insurance                                                    1,762      1,747     1,631
FDIC deposit insurance expense                                                         289        287       201
Amortization of core deposit intangibles                                               865      1,150     1,432
Federal Home Loan Bank and hedge prepayment penalties                               12,287     12,637        --
Other expense                                                                        4,698      5,154     4,162
                                                                                  --------   --------   -------
Total Non-Interest Expense                                                          49,420     50,091    35,902
                                                                                  --------   --------   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                       (14,924)   (14,371)    2,777
   Provision (benefit) for income taxes                                             (5,902)    (5,845)      587
                                                                                  --------   --------   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                            (9,022)    (8,526)    2,190
LOSS FROM DISCONTINUED OPERATIONS NET OF TAX BENEFIT $(61), $(648), AND $(800),
   RESPECTIVELY                                                                       (119)    (1,193)   (1,641)
                                                                                  --------   --------   -------
NET INCOME (LOSS)                                                                 $ (9,141)  $ (9,719)  $   549
                                                                                  ========   ========   =======
PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
   Basic:
      Income (loss)                                                               $  (0.44)  $  (0.58)  $  0.16
      Average number of shares outstanding                                          20,340     14,783    13,940
   Diluted:
      Income (loss)                                                               $  (0.44)  $  (0.58)  $  0.16
      Average number of shares outstanding                                          20,340     14,783    13,948
PER COMMON SHARE DATA:
   Basic:
      Net income (loss)                                                           $  (0.45)  $  (0.66)  $  0.04
      Average number of shares outstanding                                          20,340     14,783    13,940

   Diluted:
      Net income (loss)                                                           $  (0.45)  $  (0.66)  $  0.04
      Average number of shares outstanding                                          20,340     14,783    13,948
Cash dividends declared                                                           $   0.00   $   0.00   $  0.00

          See accompanying notes to consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2005      2004       2003
                                                              -------   --------   -------
                                                                     (IN THOUSANDS)
COMPREHENSIVE LOSS
Net income (loss)                                             $(9,141)  $ (9,719)  $   549
Other comprehensive loss
   Unrealized holding losses on available for sale
      securities arising during period                         (3,605)    (2,882)   (6,578)
      Income tax effect                                         1,226      1,008     2,303
   Reclassification adjustment for losses (gains) on
      available for sale securities included in net loss        2,499       (816)   (3,787)
      Income tax effect                                          (850)       286     1,325
                                                              -------   --------   -------
Other comprehensive loss                                         (730)    (2,404)   (6,737)
                                                              -------   --------   -------
Comprehensive loss                                            $(9,871)  $(12,123)  $(6,188)
                                                              =======   ========   =======

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2005       2004       2003
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period                                $     --   $     --   $     --
Balance at end of period                                            --         --         --
                                                              --------   --------   --------
COMMON STOCK
Balance at beginning of period                                  59,522     45,121     44,973
Stock options exercised/new shares issued                           67         72        148
Shares issued from private offerings                             5,919     14,329         --
                                                              --------   --------   --------
Balance at end of period                                        65,508     59,522     45,121
                                                              --------   --------   --------
TREASURY STOCK
Balance at beginning of period                                 (65,824)   (65,824)   (65,824)
                                                              --------   --------   --------
Balance at end of period                                       (65,824)   (65,824)   (65,824)
                                                              --------   --------   --------
CAPITAL SURPLUS
Balance at beginning of period                                  75,480     66,809     66,755
Stock options exercised/new shares issued                           66         77         54
Shares issued from private offerings, net of issuance costs      3,074      8,594         --
                                                              --------   --------   --------
Balance at end of period                                        78,620     75,480     66,809
                                                              --------   --------   --------
RETAINED EARNINGS
Balance at beginning of period                                  19,377     29,096     28,547
Net income (loss)                                               (9,141)    (9,719)       549
Cash dividends declared                                             --         --         --
                                                              --------   --------   --------
Balance at end of period                                        10,236     19,377     29,096
                                                              --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period                                  (3,336)      (932)     5,805
Other comprehensive loss                                          (730)    (2,404)    (6,737)
                                                              --------   --------   --------
Balance at end of period                                        (4,066)    (3,336)      (932)
                                                              --------   --------   --------
TOTAL STOCKHOLDERS' EQUITY                                    $ 84,474   $ 85,219   $ 74,270
                                                              ========   ========   ========

           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31
                                                                         ---------------------------------
                                                                            2005        2004        2003
                                                                         ---------   ---------   ---------
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
Net (loss) income ....................................................   $  (9,141)  $  (9,719)  $     549
Loss from discontinued operations ....................................        (119)     (1,193)     (1,641)
                                                                         ---------   ---------   ---------
(Loss) income from continuing operations .............................      (9,022)     (8,526)      2,190
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Provision for loan losses ............................................        (175)      1,758       2,961
   Depreciation and amortization expense .............................       1,817       1,867       1,976
   Amortization expense of core deposit intangibles ..................         865       1,150       1,432
   Net amortization of investment securities .........................       1,560       2,237       3,083
   Net realized losses (gains) on investment securities -- available
      for sale .......................................................       2,499        (816)     (3,787)
   Net realized gains on loans held for sale .........................        (209)       (351)       (632)
   Amortization of deferred loan fees ................................        (421)       (281)       (261)
   Gain on sale of fixed assets ......................................          --          --         (34)
   Loss on prepayment of interest rate swaps .........................       5,825          --          --
   Origination of mortgage loans held for sale .......................     (16,807)    (28,257)    (60,643)
   Sales of mortgage loans held for sale .............................      17,298      27,510      62,014
   Write-off of debt issuance costs ..................................         210         476          --
   Decrease in accrued income receivable .............................         163         634       1,147
   Decrease in accrued expense payable ...............................        (707)       (207)     (1,316)
   Net increase in other assets ......................................     (10,605)       (846)     (4,416)
   Net increase (decrease) in other liabilities ......................         889       1,901      (2,185)
                                                                         ---------   ---------   ---------
Net cash (used in) provided by operating activities from continuing
   operations ........................................................      (6,820)     (1,751)      1,529
Net cash (used in) provided by operating activities from discontinued
   operations ........................................................        (597)       (254)        630
                                                                         ---------   ---------   ---------
Net cash (used in) provided by operating activities ..................      (7,417)     (2,005)      2,159
                                                                         ---------   ---------   ---------
INVESTING ACTIVITIES
Purchase of investment securities and other short-term investments --
   available for sale ................................................     (32,469)   (311,410)   (618,232)
Purchase of investment securities and other short-term investments --
   held to maturity ..................................................          --     (17,050)    (19,377)
Proceeds from maturities of investment securities and other short-term
   investments -- available for sale .................................      60,086      76,999     145,811
Proceeds from maturities of investment securities and other short-term
   investments -- held to maturity ...................................       3,701       6,497       6,621
Proceeds from sales of investment securities and other short-term
   investments -- available for sale .................................     132,595     391,488     428,633
Long-term loans originated ...........................................    (119,012)   (188,874)   (111,249)
Principal collected on long-term loans ...............................     110,991     145,339     194,623
Loans purchased or participated ......................................     (22,104)     (9,437)    (15,340)
Loans sold or participated ...........................................       1,000      31,500          --
Net increase in other short-term loans ...............................        (497)        (83)       (758)
Purchases of premises and equipment ..................................      (1,028)       (766)       (919)
Proceeds from sale/retirement of premises and equipment ..............         210         216         325
                                                                         ---------   ---------   ---------
Net cash provided by investing activities from continuing
   operations ........................................................     133,473     124,419      10,138
Net cash provided by investing activities from discontinued
   operations ........................................................          --         915       3,277
                                                                         ---------   ---------   ---------
Net cash provided by investing activities ............................     133,473     125,334      13,415
                                                                         ---------   ---------   ---------

          See accompanying notes to consolidated financial statements.

                                                        (continued on next page)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued from previous page)

                                                                           YEAR ENDED DECEMBER 31
                                                                      --------------------------------
                                                                         2005        2004       2003
                                                                      ---------   ---------   --------
                                                                               (IN THOUSANDS)
FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts .......................   $  68,264   $ (10,206)  $(15,332)
Net (decrease) increase in federal funds purchased and other
   short-term borrowings ..........................................     (88,751)      7,292     43,855
Net principal repayments on advances from Federal Home Loan Bank ..    (100,039)   (130,037)   (43,784)
Cancellation payment of interest rate swaps .......................      (5,825)         --         --
Guaranteed junior subordinated deferrable interest debenture
   dividends paid .................................................      (1,546)     (2,860)    (2,916)
Redemption of guaranteed junior subordinated deferrable interest
   debentures .....................................................      (7,200)    (14,215)        --
Proceeds from dividend reinvestment and stock purchase plan and
   stock options exercised ........................................         133         149        202
Private placement issuance of common stock ........................      10,300      25,792         --
Costs associated with private placement ...........................      (1,482)     (2,687)        --
                                                                      ---------   ---------   --------
Net cash used in financing activities .............................    (126,146)   (126,772)   (17,975)
                                                                      ---------   ---------   --------
NET DECREASE IN CASH AND DUE FROM BANKS ...........................         (90)     (3,443)    (2,401)
CASH AND DUE FROM BANKS AT JANUARY 1 ..............................      21,330      24,773     27,174
                                                                      ---------   ---------   --------
CASH AND DUE FROM BANKS AT DECEMBER 31 ............................   $  21,240   $  21,330   $ 24,773
                                                                      =========   =========   ========

          See accompanying notes to consolidated financial statements.

                            AMERISERV FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AT AND FOR THE YEARS ENDED
                        DECEMBER 31, 2005, 2004 AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

     AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 22 banking locations in five Pennsylvania counties. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and has $1.6 billion in assets under management. The Trust Company administers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly-owned subsidiaries, AmeriServ Financial Bank (the
Bank), Trust Company, AmeriServ Associates, Inc. (AmeriServ Associates), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 22 locations in Pennsylvania. Standard Mortgage Corporation of Georgia (SMC), a former wholly-owned subsidiary of the Bank, was a mortgage banking company whose business included the servicing of mortgage loans. The Company sold its remaining mortgage servicing rights in December 2004 and discontinued the operations of this non-core business in 2005 (see Note 24). AmeriServ Associates, based in State College, is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

INVESTMENT SECURITIES:

     Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation/depreciation excluded from income and credited/charged to accumulated other comprehensive income/loss within stockholders' equity on a net of tax basis. Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation/depreciation included in income on a net of tax basis. The Company presently does not engage in trading activity. Realized gains or losses on securities sold are computed upon the adjusted cost of the specific securities sold.

LOANS:

     Interest income is recognized using methods which approximate a level yield related to principal amounts outstanding. The Bank discontinues the accrual of interest income when loans, except for loans that are insured for credit loss, become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. Payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. A non-accrual commercial loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments. Residential mortgage loans are placed on accrual status upon becoming current.

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

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

     As a financial institution, which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

     - review of all criticized and impaired loans with balances over $250,000 ($100,000 for loans classified as doubtful or worse) to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. For impaired loans the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

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

RESERVE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT:

     The allowance for unfunded loan commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers and the terms and expiration dates of the unfunded credit facilities. Net adjustments to the allowance for unfunded loan commitments and letters of credit are provided for in the unfunded commitment reserve expense line item within other expense in the consolidated statement of income and a separate reserve is recorded within the liabilities section of the consolidated balance sheet in other liabilities.

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

INTANGIBLE ASSETS:

     Core deposit intangible assets are amortized over their useful lives, which do not exceed 10 years. Prior to January 1 2002, goodwill was amortized using the straight-line method over a period of 15 years. Beginning in 2002, the Company ceased amortizing goodwill in accordance with Financial Accounting Statement #142 (FAS 142). Goodwill is reviewed for impairment on an annual basis.

PURCHASED AND ORIGINATED MORTGAGE SERVICING RIGHTS:

     The Company recognized as assets the rights to service mortgage loans for others whether the servicing rights were acquired through purchases or originations. Purchased mortgage servicing rights were capitalized at cost. For loans originated and sold where servicing rights had been retained, the Company allocated the cost of originating the loan to the loan (without the servicing rights) and the servicing rights retained based on their relative fair market values if it was practicable to estimate those fair values. Where it was not practicable to estimate the fair values, the entire cost of originating the loan was allocated to the loan without the servicing rights.

     The fair value of originated Mortgage Servicing Rights (MSRs) was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which were determined based on current market conditions. The expected and actual rates of mortgage loan prepayments were the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduced estimated future net servicing cash flows because the life of the underlying loan was reduced. In determining the fair value of the MSRs, mortgage interest rates, which were used to determine prepayment rates, and discount rates were held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates were derived from a third-party model and adjusted to reflect AmeriServ's actual prepayment experience.

     For purposes of evaluating and measuring impairment, the Company stratified the rights based on risk characteristics. If the discounted projected net cash flows of a stratum were less than the carrying amount of the stratum, the stratum was written down to the amount of the discounted projected net cash flows through a valuation account. The Company had determined that the predominant risk characteristics of its portfolio were loan type and interest rate. For the purposes of evaluating impairment, the Company had stratified its portfolio in 200 basis point tranches by loan type. Mortgage servicing rights were amortized in proportion to, and over the period of, estimated net servicing income. Servicing fees, net of amortization, impairment, and related gains and losses on sales were recorded in individual lines on the Consolidated Statement of Operations within the Discontinued Operations (See Note 24). The value of mortgage servicing rights was subject to interest rate and prepayment risk.

EARNINGS PER COMMON SHARE:

     Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 134,349, 131,095 and 307,136 shares of common stock were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise prices were greater than the average market price of the common stock for the respective periods.

STOCK-BASED COMPENSATION:

     At December 31, 2005, the Company had stock based compensation plans, which are described more fully in Note 18 Stock Compensation Plans. The Company accounts for these plans under Accounting Principles Board Opinion #25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income as all rights and options to purchase the Company's stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the income from continuing operations and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) #123, "Accounting for Stock-Based Compensation," to stock compensation plans.

                             PRO FORMA INCOME (LOSS)
                          AND EARNINGS (LOSS) PER SHARE

                                                                     YEAR ENDED DECEMBER 31,
                                                                   --------------------------
                                                                     2005      2004      2003
                                                                   -------   -------   ------
                                                                    (IN THOUSANDS, EXCEPT PER
                                                                           SHARE DATA)
Income (loss), as reported                                         $(9,022)  $(8,526)  $2,190
Less: Total stock compensation expense determined under the fair
   value method for all awards, net of related tax effects             (74)      (72)     (35)
                                                                   -------   -------   ------
Pro forma income (loss)                                            $(9,096)  $(8,598)  $2,155
                                                                   =======   =======   ======
Earnings (loss) per share:
   Basic as reported                                               $(0.44)   $(0.58)   $ 0.16
   Basic pro forma                                                  (0.45)    (0.58)     0.15
   Diluted as reported                                              (0.44)    (0.58)     0.16
   Diluted pro forma                                                (0.45)    (0.58)     0.15

COMPREHENSIVE LOSS:

     For the Company, comprehensive income (loss) includes net income and unrealized holding gains and losses from available for sale investment securities. The balances of accumulated other comprehensive loss were $(4,066,000), $(3,336,000) and $(932,000) at December 31, 2005, 2004 and 2003,
respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS:

     On a consolidated basis, cash and cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. For the parent company, cash and cash equivalents also include short-term investments. The Company made $54,000 in income tax payments in 2005; $3,837,000 in 2004; and $119,000 in
2003. The Company made total interest payments of $22,460,000 in 2005; $26,845,000 in 2004; and $31,676,000 in 2003.

INCOME TAXES:

     Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the corresponding asset or liability from period to period. Deferred tax assets are reduced, if necessary, by the amounts of such benefits that are not expected to be realized based upon available evidence.

INTEREST RATE CONTRACTS:

     The Company can use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. These interest rate contracts function as hedges against specific assets or liabilities on the Consolidated Balance Sheets. The Company does not use interest rate contracts for trading purposes.

     The interest rate contracts involve no exchange of principal either at inception or upon maturity; rather, they involve the periodic exchange of interest payments arising from an underlying notional principal amount. For interest rate swaps, the interest differential to be paid or received was accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Because only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.

     Any premium or transaction fee incurred to purchase interest rate caps or floors was deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in other assets on the consolidated balance sheets. There were no interest rate swaps, caps or floors in place at December 31, 2005 or interest rate caps or floors in 2004.

RECENT ACCOUNTING STANDARDS:

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement was not material to the Company's financial condition, results of operations or cash flows.

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

     In December 2004, the FASB issued FAS #123 (revised 2004), "Share-Based Payment," which revises FAS #123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion #25, "Accounting for Stock issued to Employees." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Stock Ownership Plans." This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company will be required to adopt these statements on January 1, 2006. The Company adopted this standard in the first quarter of 2006 and it did not have a material impact on the Company's financial condition, results of operations, or cash flows.

     In June, 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim financial statements." Under the provisions of FAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods' financial statements unless it would be impractical. FAS No. 154 supersedes APB opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period's net income the cumulative effect of the change. FAS No. 154 also makes a distinction between "retrospective application" of a change in accounting principle and the "restatement" of financial statements to reflect the correction of an error. The provisions of FAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

     In November 2005, the FASB issued FASB Staff Position No. (FSP) FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP clarified and reaffirmed existing guidance as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Certain disclosures about unrealized losses on available for sale debt and equity securities that have not been recognized as other-than -temporary impairments are required under FSP 115-1. The FSP is effective for fiscal years beginning after December 15, 2005. As the FSP reaffirms existing guidance, the Company does not expect this FSP to have a significant impact on our consolidated financial statements, results of operations or liquidity of the Company. At December 31, 2005, gross unrealized losses on available for sale securities was $6.5 million.

RECLASSIFICATIONS:

     Certain items in the prior-year financial statements were reclassified to conform to the current year presentation and had no impact on the Company's consolidated financial statements.

2.   CASH AND DUE FROM BANKS

     Cash and due from banks at December 31, 2005 and 2004, included $8,162,000 and $7,264,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3.   INTEREST BEARING DEPOSITS WITH BANKS

     The book value of interest bearing deposits with domestic banks is as follows:

        AT DECEMBER 31,
        ---------------
          2005   2004
          ----   ----
         (IN THOUSANDS)
          ----   ----
Total     $199   $199
          ====   ====

     All interest bearing deposits are with domestic banks and mature within six months. The Company had no deposits in foreign banks nor in foreign branches of United States banks. To be in compliance with Arizona Department of Insurance rules minimum balances are maintained at appropriate institutions.

4.   INVESTMENT SECURITIES

     The cost basis and market values of investment securities are summarized as follows:

     Investment securities available for sale:

                                                                        AT DECEMBER 31, 2005
                                                          -----------------------------------------------
                                                                          GROSS        GROSS
                                                                       UNREALIZED   UNREALIZED    MARKET
                                                          COST BASIS      GAINS       LOSSES       VALUE
                                                          ----------   ----------   ----------   --------
                                                                           (IN THOUSANDS)
U.S. Treasury                                              $  5,021        $--       $  (180)    $  4,841
U.S. Agency                                                  59,335         12        (1,078)      58,269
U.S. Agency mortgage-backed securities                      131,981          2        (5,047)     126,936
Equity investment in Federal Home Loan Bank and Federal
   Reserve Bank Stocks                                        6,988         --            --        6,988
Other securities                                              4,499         36            --        4,535
                                                           --------        ---       -------     --------
Total                                                      $207,824        $50       $(6,305)    $201,569
                                                           ========        ===       =======     ========

     Investment securities held to maturity:

                                                     AT DECEMBER 31, 2005
                                         -------------------------------------------
                                                      GROSS        GROSS
                                           COST    UNREALIZED   UNREALIZED    MARKET
                                          BASIS       GAINS       LOSSES      VALUE
                                         -------   ----------   ----------   -------
                                                        (IN THOUSANDS)
U.S. Treasury                            $ 3,285       $--        $ (49)     $ 3,236
U.S. Agency                               11,484        --         (110)      11,374
U.S. Agency mortgage-backed securities     8,836        20          (10)       8,846
Other securities                           6,750        --           --        6,750
                                         -------       ---        -----      -------
Total                                    $30,355       $20        $(169)     $30,206
                                         =======       ===        =====      =======

     Investment securities available for sale:

                                                           AT DECEMBER 31, 2004
                                              ---------------------------------------------
                                                            GROSS        GROSS
                                                COST     UNREALIZED   UNREALIZED    MARKET
                                                BASIS       GAINS       LOSSES       VALUE
                                              --------   ----------   ----------   --------
                                                              (IN THOUSANDS)
U.S. Treasury                                 $ 10,071      $  1       $   (90)    $  9,982
U.S. Agency                                     33,219        20          (356)      32,883
U.S. Agency mortgage-backed securities         305,986        48        (4,794)     301,240
Equity investment in Federal Home Loan Bank
   and Federal Reserve Bank Stocks              17,059        --            --       17,059
Other securities                                12,381        39            --       12,420
                                              --------      ----       -------     --------
Total                                         $378,716      $108       $(5,240)    $373,584
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
                                         =======      ====        =====      =======

     All purchased and sold investment securities are recorded on the settlement date which is not materially different from the trade date. Realized gains and losses are calculated by the specific identification method. At December 31, 2005, the Company transferred $6.8 million of other securities from available for sale to held to maturity because it is the intent of the Company to hold these securities to maturity.

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors Service or Standard & Poor's rating of A. At December 31, 2005, 95.5% of the portfolio was rated AAA as compared to 96.4% at December 31, 2004. Less than 1.0% of the portfolio was rated below A or unrated on December 31, 2005. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders' equity at December 31, 2005.

     The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $210,085,000 at December 31, 2005, and $365,173,000 at December 31, 2004. The Company realized $78,000, $1,768,000 and $4,409,000 of gross investment security gains and $2,577,000, $952,000 and $622,000 of gross investment security losses on available for sale securities in 2005, 2004, and 2003, respectively. On a net basis, the realized (losses) gains amounted to ($1,649,000), $539,000 and $2.5 million in 2005, 2004, and 2003, respectively, after factoring in tax (benefit) expense of ($850,000), $277,000 and $1.3 million for each of those same years. The Company realized no gross investment security gains and losses on held to maturity securities in 2005, 2004 or 2003.

     The following table sets forth the contractual maturity distribution of the investment securities, cost basis and market values, and the weighted average yield for each type and range of maturity as of December 31, 2005. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities for which the average lives were used. At December 31,

2005, the Company's consolidated investment securities portfolio had a modified duration of approximately 2.61 years. The weighted average expected maturity for available for sale securities at December 31, 2005 for U.S. Treasury, U.S. Agency, U.S. Agency Mortgage-Backed, Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks, and other securities was 2.8, 2.9, 4.4, 1.0, and 0.2 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2005 for U.S. Treasury, U.S. Agency, U.S. Agency Mortgage-Backed and other securities was 3.6, 2.2, 2.9 and 2.7 years.

     Investment securities available for sale:

                                                                           AT DECEMBER 31, 2005
                                        -----------------------------------------------------------------------------------------
                                                            AFTER 1 YEAR      AFTER 5 YEARS
                                                             BUT WITHIN         BUT WITHIN
                                         WITHIN 1 YEAR         5 YEARS           10 YEARS       AFTER 10 YEARS         TOTAL
                                        ---------------   ----------------   ---------------   ---------------   ----------------
                                         AMOUNT   YIELD    AMOUNT    YIELD    AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT    YIELD
                                        -------   -----   --------   -----   -------   -----   -------   -----   --------   -----
                                                                      (IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Treasury                           $   --      --%   $  5,021   3.11%   $    --     --%   $    --     --%   $  5,021   3.11%
U.S. Agency                               4,096   4.05      45,239   4.01     10,000   4.01         --     --      59,335   4.01
U.S. Agency mortgage-
   backed securities                         --     --      95,240   3.85     21,477   3.98     15,264   4.11     131,981   3.90
Equity investment in Federal Home
   Loan Bank and Federal Reserve Bank
   Stocks                                 6,988   3.74          --     --         --     --         --     --       6,988   3.74
Other securities                          4,499   3.00          --     --         --     --         --     --       4,499   3.00
                                        -------           --------           -------           -------           --------
Total investment securities
   available for sale                   $15,583   3.61%   $145,500   3.87%   $31,477   3.99%   $15,264   4.11%   $207,824   3.89%
                                        =======           ========           =======           =======           ========
MARKET VALUE
U.S. Treasury                           $    --           $  4,841           $    --           $    --           $  4,841
U.S. Agency                               4,084             44,493             9,692                --             58,269
U.S. Agency mortgage-backed
   securities                                --             91,752            20,584            14,600            126,936
Equity investment in Federal Home
  Loan Bank and Federal Reserve Bank
   Stocks                                 6,988                 --                --                --              6,988
Other securities                          4,535                 --                --                --              4,535
                                        -------           --------           -------           -------           --------
Total investment securities
   available for sale                   $15,607           $141,086           $30,276           $14,600           $201,569
                                        =======           ========           =======           =======           ========

     Investment securities held to maturity:

                                                                          AT DECEMBER 31, 2005
                                          ------------------------------------------------------------------------------------
                                                             AFTER 1 YEAR     AFTER 5 YEARS
                                                              BUT WITHIN       BUT WITHIN
                                           WITHIN 1 YEAR       5 YEARS          10 YEARS      AFTER 10 YEARS        TOTAL
                                          --------------   ---------------   --------------   --------------   ---------------
                                          AMOUNT   YIELD    AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT   YIELD
                                          ------   -----   -------   -----   ------   -----   ------   -----   -------   -----
                                                                      (IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Treasury                             $   --     --%   $ 3,285   3.99%   $   --     --%     $--     --%    $ 3,285   3.99%
U.S. Agency                                8,015   1.61         --     --     3,469   5.22       --     --      11,484   2.72
U.S. Agency mortgage-backed securities        --     --      8,836   5.37        --    --        --     --       8,836   5.37
Other securities                           1,500   4.46      4,250   4.70     1,000   3.95       --              6,750   4.54
                                          ------           -------           ------             ---            -------
Total investment securities held to
  maturity                                $9,515   2.06%   $16,371   4.92%   $4,469   4.94%     $--     --%    $30,355   4.02%
                                          ======           =======           ======             ===            =======
MARKET VALUE
U.S. Treasury                             $   --           $ 3,236           $   --             $--            $ 3,236
U.S. Agency                                7,924                --            3,450              --             11,374
U.S. Agency mortgage-backed securities        --             8,846               --              --              8,846
Other securities                           1,500             4,250            1,000              --              6,750
                                          ------           -------            -----             ---            -------
Total investment securities held to
  maturity                                $9,424           $16,332           $4,450             $--            $30,206
                                          ======           =======           ======             ===            =======

     The following tables present information concerning investments with unrealized losses as of December 31, 2005 (in thousands):

     Investment securities available for sale:

                                                  LESS THAN 12 MONTHS    12 MONTHS OR LONGER            TOTAL
                                                 --------------------   ---------------------   ---------------------
                                                  MARKET   UNREALIZED    MARKET    UNREALIZED    MARKET    UNREALIZED
                                                  VALUE      LOSSES       VALUE      LOSSES       VALUE      LOSSES
                                                 -------   ----------   --------   ----------   --------   ----------
U.S. Treasury                                    $    --     $  --      $  4,841    $  (180)    $  4,841    $  (180)
U.S. Agency                                       20,267       (59)       30,554     (1,019)      50,821     (1,078)
U.S. Agency mortgage-backed securities             4,449      (113)      122,330     (4,934)     126,779     (5,047)
                                                 -------     -----      --------    -------     --------    -------
Total investment securities available for sale   $24,716     $(172)     $157,725    $(6,133)    $182,441    $(6,305)
                                                 =======     =====      ========    =======     ========    =======

     Investment securities held to maturity:

                                               LESS THAN 12 MONTHS   12 MONTHS OR LONGER           TOTAL
                                               -------------------   -------------------   --------------------
                                                COST    UNREALIZED    COST    UNREALIZED     COST    UNREALIZED
                                                BASIS     LOSSES      BASIS     LOSSES      BASIS      LOSSES
                                               ------   ----------   ------   ----------   -------   ----------
U.S. Treasury                                  $2,157      $(20)     $1,079     $ (29)     $ 3,236     $ (49)
U.S. Agency                                     3,450       (19)      7,924       (91)      11,374      (110)
U.S. Agency mortgage-backed securities          1,274       (10)         --        --        1,274       (10)
                                               ------      ----      ------     -----      -------     -----
Total investment securities held to maturity   $6,881      $(49)     $9,003     $(120)     $15,884     $(169)
                                               ======      ====      ======     =====      =======     =====

     The following tables present information concerning investments with unrealized losses as of December 31, 2004 (in thousands):

     Investment securities available for sale:

                                                  LESS THAN 12 MONTHS     12 MONTHS OR LONGER            TOTAL
                                                 ---------------------   ---------------------   ---------------------
                                                  MARKET    UNREALIZED    MARKET    UNREALIZED    MARKET    UNREALIZED
                                                   VALUE      LOSSES      VALUE       LOSSES       VALUE      LOSSES
                                                 --------   ----------   -------   -----------   --------   ----------
U.S. Treasury                                    $  9,783    $   (90)    $    --     $    --     $  9,783    $   (90)
U.S. Agency                                        31,778       (356)         --          --       31,778       (356)
U.S. Agency mortgage-backed securities            234,460     (3,260)     61,261      (1,534)     295,721     (4,794)
                                                 --------    -------     -------     -------     --------    -------
Total investment securities available for sale   $276,021    $(3,706)    $61,261     $(1,534)    $337,282    $(5,240)
                                                 ========    =======     =======     =======     ========    =======

     Investment securities held to maturity:

                                               LESS THAN 12 MONTHS   12 MONTHS OR LONGER          TOTAL
                                               -------------------   -------------------   -------------------
                                                COST    UNREALIZED    COST    UNREALIZED    COST    UNREALIZED
                                                BASIS     LOSSES      BASIS     LOSSES      BASIS     LOSSES
                                               ------   ----------   ------   ----------   ------   ----------
U.S. Treasury                                  $1,132      $(1)      $   --     $  --      $1,132     $  (1)
U.S. Agency                                        --       --        8,056      (161)      8,056      (161)
                                               ------      ---       ------     -----      ------     -----
Total investment securities held to maturity   $1,132      $(1)      $8,056     $(161)     $9,188     $(162)
                                               ======      ===       ======     =====      ======     =====

     Given the quality of the investment portfolio (greater than 95% rated AAA), the Company believes the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements. Furthermore, the Company has the ability to hold these securities until maturity or until they recover in value.

5.   LOANS

     The loan portfolio of the Company consisted of the following:

                                            AT DECEMBER 31,
                                          -------------------
                                            2005       2004
                                          --------   --------
                                             (IN THOUSANDS)
Commercial                                $ 80,629   $ 72,011
Commercial loans secured by real estate    249,204    225,661
Real estate-mortgage                       201,111    201,406
Consumer                                    20,391     23,285
                                          --------   --------
Loans                                      551,335    522,363
Less: Unearned income                          831      1,634
                                          --------   --------
Loans, net of unearned income             $550,504   $520,729
                                          ========   ========

     Real estate construction loans comprised 5.5% and 6.3% of total loans net of unearned income at December 31, 2005 and 2004, respectively. The Company has no direct credit exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2005, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $4,250,000 and $4,147,000 at December 31, 2005 and 2004, respectively. An analysis of these related party loans follows:

                         YEAR ENDED
                        DECEMBER 31,
                      ---------------
                       2005     2004
                      ------   ------
                       (IN THOUSANDS)
Balance January 1     $4,147   $1,819
New loans                555    3,242
Payments                (452)    (914)
                      ------   ------
Balance December 31   $4,250   $4,147
                      ======   ======

6.   ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses follows:

                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     2005      2004      2003
                                                    ------   -------   -------
                                                          (IN THOUSANDS)
Balance January 1                                   $9,893   $11,682   $10,035
Provision for loan losses                             (175)    1,758     2,961
Recoveries on loans previously charged-off             300       616       398
Loans charged-off                                     (875)   (4,041)   (1,573)
Transfer to reserve for unfunded loan commitments       --      (122)     (139)
                                                    ------   -------   -------
Balance December 31                                 $9,143   $ 9,893   $11,682
                                                    ======   =======   =======

7.   NON-PERFORMING ASSETS

     Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments some of which are insured for credit loss, and
(iii) other real estate owned (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets).

     The following tables present information concerning non-performing assets:

                                                   AT DECEMBER 31,
                                              -------------------------
                                               2005     2004      2003
                                              ------   ------   -------
                                                    (IN THOUSANDS)
NON-ACCRUAL LOANS
Commercial                                    $2,315   $  802   $ 3,282
Commercial loans secured by real estate          318      606     5,262
Real estate-mortgage                           1,070    2,049     1,495
Consumer                                         446      412       742
                                              ------   ------   -------
Total                                         $4,149   $3,869   $10,781
                                              ======   ======   =======

                                               AT DECEMBER 31,
                                              -----------------
                                              2005  2004   2003
                                              ----  ----   ----
                                                (IN THOUSANDS)
PAST DUE 90 DAYS OR MORE AND STILL ACCRUING
Commercial                                     $--   $--    $58
Commercial loans secured by real estate         --    --     10
Real estate-mortgage                            --    --     --
Consumer                                        31    --     30
                                               ---   ---    ---
Total                                          $31   $--    $98
                                               ===   ===    ===

                                            AT DECEMBER 31,
                                          ------------------
                                          2005   2004   2003
                                          ----   ----   ----
                                            (IN THOUSANDS)
OTHER REAL ESTATE OWNED
Commercial                                $ --    $--   $ --
Commercial loans secured by real estate     --     --    255
Real estate-mortgage                       130     15    248
Consumer                                     5     10     29
                                          ----    ---   ----
Total                                     $135    $25   $532
                                          ====    ===   ====

                                               AT DECEMBER 31,
                                          -------------------------
                                           2005     2004      2003
                                          ------   ------   -------
                                                (IN THOUSANDS)
TOTAL NON-PERFORMING ASSETS               $4,315   $3,894   $11,411
                                          ======   ======   =======
Total non-performing assets as a
   percent of loans and loans held for
   sale, net of unearned income, and
   other real estate owned                  0.78%    0.75%     2.26%
Total restructured loans                  $  258   $5,685   $   698

     The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

     The Company had loans totaling $14,825,000 and $11,974,000 being specifically identified as impaired and a corresponding allocation reserve of $2,560,000 and $2,713,000 at December 31, 2005 and 2004, respectively. The average outstanding balance for loans being specifically identified as impaired was $12,388,000 for 2005 and $11,257,000 for 2004. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. The interest income recognized on impaired loans during 2005, 2004 and 2003 was $833,000, $635,000 and $408,000, respectively.

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

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                           2005   2004    2003
                                           ----   ----   -----
                                              (IN THOUSANDS)
Interest income due in accordance with
   original terms                          $213   $469   $ 670
Interest income recorded                    (12)   (19)   (119)
                                           ----   ----   -----
Net reduction in interest income           $201   $450   $ 551
                                           ====   ====   =====

8.  PREMISES AND EQUIPMENT

     An analysis of premises and equipment follows:

                                                   AT DECEMBER 31,
                                                  -----------------
                                                    2005      2004
                                                  -------   -------
                                                    (IN THOUSANDS)
Land                                              $ 1,714   $ 1,714
Premises                                           18,547    18,609
Furniture and equipment                            16,608    15,739
Leasehold improvements                              1,072     1,061
                                                  -------   -------
Total at cost                                      37,941    37,123
Less: Accumulated depreciation and amortization    29,252    27,435
                                                  -------   -------
Net book value                                    $ 8,689   $ 9,688
                                                  =======   =======

9.   FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased and other short-term borrowings are summarized as follows:

                                         AT DECEMBER 31, 2005
                                        ----------------------
                                         FEDERAL       OTHER
                                          FUNDS     SHORT-TERM
                                        PURCHASED   BORROWINGS
                                        ---------   ----------
                                            (IN THOUSANDS,
                                             EXCEPT RATES)
Balance                                   $  --      $ 63,184
Maximum indebtedness at any month end        --       150,552
Average balance during year                   1        78,151
Average rate paid for the year             4.94%         3.32%
Interest rate on year end balance            --          4.25

                                         AT DECEMBER 31, 2004
                                        ----------------------
                                         FEDERAL       OTHER
                                          FUNDS     SHORT-TERM
                                        PURCHASED   BORROWINGS
                                        ---------   ----------
                                            (IN THOUSANDS,
                                             EXCEPT RATES)
Balance                                   $  --     $151,935
Maximum indebtedness at any month end        --      170,989
Average balance during year                   7      128,010
Average rate paid for the year             2.32%        1.61%
Interest rate on year end balance            --         2.25

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

     These borrowing transactions can range from overnight to one year in maturity. The average maturity was three days at the end of 2005 and 2004.

     The Company's subsidiary bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the bank's investment in assets secured by one- to four-family residential real estate.

10.  DEPOSITS

     The following table sets forth the balance of the Company's deposits:

                                              AT DECEMBER 31,
                                           -------------------
                                             2005       2004
                                           --------   --------
                                              (IN THOUSANDS)
Demand:
   Non-interest bearing                    $109,274   $100,702
   Interest bearing                          54,067     53,909
Savings                                      87,702     98,998
Money market                                172,569    121,179
Certificates of deposit in denominations
   of $100,000 or more                       33,836     35,094
Other time                                  255,207    234,509
                                           --------   --------
Total deposits                             $712,655   $644,391
                                           ========   ========

     Interest expense on deposits consisted of the following:

                                             YEAR ENDED DECEMBER 31,
                                           ---------------------------
                                             2005      2004      2003
                                           -------   -------   -------
                                                  (IN THOUSANDS)
Interest bearing demand                    $   227   $   154   $   201
Savings                                        829       928       948
Money market                                 3,256     1,340     1,309
Certificates of deposit in denominations
   of $100,000 or more                       1,378     1,167       998
Other time                                   7,295     6,747     8,047
                                           -------   -------   -------
Total interest expense                     $12,985   $10,336   $11,503
                                           =======   =======   =======

     The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2005 maturing in the periods presented:

                                         CERTIFICATES OF
                                             DEPOSIT
YEAR             OTHER TIME DEPOSITS   OF $100,000 OR MORE
----             -------------------   -------------------
                               (IN THOUSANDS)
2006                   $133,614              $27,341
2007                     59,801                2,546
2008                     15,832                2,685
2009                      7,069                  204
2010                     13,094                  413
2011 and after           25,797                  647

     Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2005.

     MATURING IN:

                                 (IN THOUSANDS)
                                 --------------
Three months or less                 $10,899
Over three through six months         10,656
Over six through twelve months         5,786
Over twelve months                     6,495
                                     -------
Total                                $33,836
                                     =======

11. ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     Borrowings and advances from the FHLB consist of the following:

                          AT DECEMBER 31, 2005
                        ------------------------
                           WEIGHTED
MATURING                AVERAGE YIELD    BALANCE
--------                -------------   --------
                             (IN THOUSANDS)
Overnight                   4.25%        $63,184
2011 and after              6.45             987
                                         -------
Total advances              6.45             987
                                         -------
Total FHLB borrowings       4.28%        $64,171
                                         =======

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

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. These lines of credit enable the Company's banking subsidiary to purchase funds for short-term needs at current market rates. Additionally, the Company's subsidiary bank is a member of the FHLB which provides the opportunity to obtain short- to longer-term advances based upon the Bank's investment in assets secured by one- to four-family residential real estate. At December 31, 2005, the bank had immediately available $31 million of overnight borrowing capability at the FHLB.

GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES:

     On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Net proceeds from the $34.5 million offering were used for general corporate purposes, including the repayment of debt, the repurchase of AmeriServ Financial common stock, and investments in and advances to the Company's subsidiaries. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $349,000 as of December 31, 2005 and are included in other assets on the consolidated balance sheet, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. AmeriServ Financial Capital Trust I was deconsolidated in the first quarter of 2004 in accordance with FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities (FIN 46(R)). The Company used $7.2 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in the fourth quarter of 2005. The Company used $15.3 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in the fourth quarter of 2004.

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

     As a result of dividend payments from non-bank subsidiaries, the settlement of the inter-company tax position and the retention of some proceeds from the private placement sale of the Company's common stock management believes that the parent company has adequate cash to continue to make the reduced dividend payments on the trust preferred securities. Longer term, however, the payment of the trust preferred dividend is dependent upon the subsidiary bank maintaining profitability so that it can resume upstreaming dividends to the parent company. The subsidiary bank must first recoup the $16.6 million of net losses that it incurred for the years ended December 31, 2005 and 2004 before it can consider resuming dividend upstreams. The Company views the deferral of interest payments on the trust preferred securities, which is permitted under the indenture, as the least favorable alternative to maintaining parent company liquidity because the payments are cumulative and interest immediately begins to accrue on the unpaid amount at a rate of 8.45% along with the reputational risk associated with the deferral.

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2005 and 2004, were as follows:

                                                       2005                        2004
                                            -------------------------   -------------------------
                                             ESTIMATED     RECORDED      ESTIMATED     RECORDED
                                            FAIR VALUE   BOOK BALANCE   FAIR VALUE   BOOK BALANCE
                                            ----------   ------------   ----------   ------------
                                                                (IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities                        $231,775      $231,924      $401,134      $401,019
Net loans (including loans held for sale)     545,448       550,602       520,724       521,416
FINANCIAL LIABILITIES:
Deposits with no stated maturities           $423,612      $423,612      $374,787      $374,787
Deposits with stated maturities               286,987       289,043       268,543       269,604
Short-term borrowings                          63,184        63,184       151,935       151,935
All other borrowings                           16,554        14,072       132,426       117,234
DERIVATIVE FINANCIAL INSTRUMENTS:
Interest rate swaps                          $     --      $     --      $ (4,077)     $ (4,077)

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

     There is not a material difference between the notional amount and the estimated fair value of the off-balance sheet items which total $98.3 million at December 31, 2005, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

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

13.  INCOME TAXES

     The benefit for income taxes is summarized below:

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                             2005      2004      2003
                                                           -------   -------   -------
                                                                  (IN THOUSANDS)
Current                                                    $  (471)  $   (87)  $ 5,504
Deferred                                                    (5,431)   (5,758)   (4,917)
                                                           -------   -------   -------
Income tax expense (benefit) from continuing operations     (5,902)   (5,845)      587
Deferred income tax benefit from discontinued operations       (61)     (648)     (800)
                                                           -------   -------   -------
Income tax benefit                                         $(5,963)  $(6,493)  $  (213)
                                                           =======   =======   =======

     The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                     2005               2004              2003
                                                               ---------------    ---------------    --------------
                                                                AMOUNT    RATE     AMOUNT    RATE    AMOUNT    RATE
                                                               -------   -----    -------   -----    ------   -----
                                                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense (benefit) based on federal statutory rate   $(5,074)  (34.0)%  $(4,864)  (34.0)%   $ 918    35.0%
Tax exempt income                                                 (424)   (2.8)      (461)   (3.2)     (449)  (16.2)
Goodwill and acquisition related costs                              --      --         --      --        70     2.5
Reversal of contingency reserves                                  (475)   (3.2)      (680)   (4.7)       --      --
Other                                                               71     0.5        160     1.1        48     1.7
                                                               -------            -------             -----
Income tax expense (benefit) from continuing operations         (5,902)  (39.6)    (5,845)  (40.8)      587    21.1
Income tax benefit from discontinued operations                    (61)  (33.9)      (648)  (35.2)     (800)  (32.8)
                                                               -------            -------             -----
Total benefit for income taxes                                 $(5,963)  (39.5)%  $(6,493)  (40.1)%   $(213)  (63.4)%
                                                               =======            =======             =====

     At December 31, 2005 and 2004, deferred taxes are included in the accompanying Consolidated Balance Sheets. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

                                            AT DECEMBER 31,
                                           -----------------
                                             2005      2004
                                           -------   -------
                                             (IN THOUSANDS)
DEFERRED TAX ASSETS:
   Provision for loan losses               $ 3,193   $ 3,452
   Mortgage servicing rights                    --     1,129
   Unrealized investment security losses     2,127     1,745
   Net operating loss carryforwards         12,232     6,720
   Alternative minimum tax credits             872       872
   Other                                       355       254
                                           -------   -------
      Total tax assets                      18,779    14,172
                                           -------   -------
DEFERRED TAX LIABILITIES:
   Accumulated depreciation                     --      (646)
   Accretion of discount                        (8)       (8)
   Lease accounting                         (2,239)   (3,064)
   Pension                                  (1,405)   (1,122)
   Other                                       (51)     (150)
                                           -------   -------
      Total tax liabilities                 (3,703)   (4,990)
      Valuation allowance                     (100)      (80)
                                           -------   -------
Net deferred tax asset                     $14,976   $ 9,102
                                           =======   =======

     The change in net deferred tax assets and liabilities consist of the following:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            ---------------
                                                             2005     2004
                                                            ------   ------
                                                             (IN THOUSANDS)
Investment write-downs due to FAS #115, charged to equity   $  382   $1,257
Deferred benefit for income taxes                            5,492    5,758
                                                            ------   ------
Net increase                                                $5,874   $7,015
                                                            ======   ======

     The Company has alternative minimum tax credit carryforwards of approximately $872,000 at December 31, 2005. These credits have an indefinite carryforward period. The Company also has a $36.0 million net operating loss carryforward that will begin to expire in the year 2023.

14.  PENSION PLAN

     The Company has a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. The Company's funding policy has been to contribute annually an amount that will ensure that the total value of the plans assets will exceed the accumulated benefit obligation. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plans assets), mutual funds, and short-term cash equivalent instruments.

PENSION BENEFITS:

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                                  -------------------
                                                    2005       2004
                                                  --------   --------
                                                     (IN THOUSANDS,
                                                  EXCEPT PERCENTAGES)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year            $13,256    $13,119
Service cost                                           855        840
Interest cost                                          806        734
Deferred asset gain (loss)                             688       (595)
Benefits paid                                       (1,447)      (842)
                                                   -------    -------
Benefit obligation at end of year                  $14,158    $13,256
                                                   =======    =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year     $11,984    $10,949
Actual return on plan assets                           455        938
Employer contributions                               2,000      1,000
Benefits paid                                       (1,447)      (842)
Expenses paid                                          (36)       (61)
                                                   -------    -------
Fair value of plan assets at end of year           $12,956    $11,984
                                                   =======    =======
Funded status of the plan--under funded            $(1,202)   $(1,272)
Unrecognized transition asset                         (126)      (143)
Unrecognized prior service cost                        (12)        (8)
Unrecognized actuarial loss                          5,469      4,658
                                                   -------    -------
Net prepaid benefit cost as recognized in other
   assets on the consolidated balance sheet        $ 4,129    $ 3,235
                                                   =======    =======

                                                      YEAR ENDED
                                                     DECEMBER 31,
                                                  -----------------
                                                    2005      2004
                                                  -------   -------
                                                   (IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation                    $12,300   $11,569
                                                  =======   =======

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                            2005     2004     2003
                                           ------   ------   -----
                                            (IN THOUSANDS, EXCEPT
                                                 PERCENTAGES)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                               $  855   $  840   $ 730
Interest cost                                 806      734     738
Expected return on plan assets               (924)    (875)   (827)
Amortization of prior year service cost         4        4       4
Amortization of transition asset              (17)     (17)    (17)
Recognized net actuarial loss                 383      339     203
                                           ------   ------   -----
Net periodic pension cost                  $1,107   $1,025   $ 831
                                           ======   ======   =====
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate                                6.00%    6.00%   6.75%
Expected return on plan assets               8.00     8.00    8.00
Rate of compensation increase                2.50     3.00    3.00

     To determine the benefit obligation as of the date of each balance sheet, the Company used the same rates disclosed in the above table with the following exception: a 2.50% rate of compensation increase was used as of December 31, 2004. The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan's historical investment performance over a longer-term period of 15 years combined with the plan's investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of 50% to 60% of plan assets.

PLAN ASSETS:

     The plan's measurement date is December 31, 2005. This plan's asset allocations at December 31, 2005 and 2004, by asset category are as follows:

ASSET CATEGORY:     2005   2004
---------------     ----   ----
Equity securities    59%    63%
Debt securities      41     37
                    ---    ---
   Total            100%   100%
                    ===    ===

     The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2005, 4.5% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

     The Bank presently expects that the contribution to be made to the Plan in 2006 will be comparable with recent years and range between $1 and $2 million.

ESTIMATED FUTURE BENEFIT PAYMENTS:

     The following benefit payments, which reflect future service, as appropriate, are expected to be paid (in thousands).

2006               $1,158
2007                1,209
2008                1,288
2009                1,374
2010                1,635
Years 2011--2015    9,900

     Except for the above pension benefits, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

15.  LEASE COMMITMENTS

     The Company's obligation for future minimum lease payments on operating leases at December 31, 2005, is as follows:

                      FUTURE MINIMUM
YEAR                  LEASE PAYMENTS
----                  --------------
                      (IN THOUSANDS)
2006                       $923
2007                        793
2008                        358
2009                        342
2010                        291
2011 and thereafter         549

     In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance.

     Rent expense included in total non-interest expense amounted to $388,000, $366,000 and $368,000, in 2005, 2004, and 2003, respectively.

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $98,294,000 and standby letters of credit of $10,230,000 as of December 31, 2005. Standby letters of credit had terms ranging from 1 to 4 years. Standby letters of credit of approximately $7.9 million were secured as of December 31, 2005. The carrying amount of the liability for AmeriServ obligations related to standby letters of credit was $248,000 at December 31, 2005.

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

17.  PRIVATE PLACEMENT OFFERINGS

     On September 27, 2005, the Company entered into agreements with institutional investors for a $10.3 million private placement of common stock. The agreements secured commitments from these investors to purchase 2.4 million of the Company's shares at a price of $4.35 per share.

     The Company contributed $1.0 million of the net proceeds to the capital of the Bank and $1.0 million of the net proceeds to the capital of the Trust Company. The Company used the remaining $7.2 million of net proceeds to redeem outstanding 8.45% Trust Preferred Securities, which will result in annual pre-tax savings of approximately $600,000 in interest expense.

     The successful completion of a $10.3 million private placement common stock offering provided the Company with the capital to facilitate a series of transactions in 2005 which were designed to significantly improve the Company's interest rate risk position and position the Company for future increased earnings performance. These transactions and their related impact on earnings were as follows: 1) The Company retired all remaining $100 million of Federal Home Loan Bank (FHLB) convertible advances that had a cost of approximately 6.0% and a 2010 maturity. The Company incurred a $6.5 million pre-tax prepayment penalty to accomplish this transaction. 2) The Company terminated all interest rate hedges associated with the FHLB debt. The Company incurred a pre-tax termination fee of $5.8 million to eliminate these hedges on which the Company was a net payer. 3) The Company sold $112 million of investment securities to provide the cash needed at the bank for this FHLB debt and swap prepayment. The Company incurred a $2.6 million pre-tax loss on these investment security sales.
4) The Company redeemed at par $7.2 million of our high coupon trust preferred securities for which the Company incurred a $210,000 charge to write-off related unamortized issuance costs which is included within other expense.

     On October 8, 2004, the Company announced that it entered into agreements with institutional investors on a $25.8 million private placement of common stock. The agreements secured commitments from investors to purchase 5.7 million shares at a price of $4.50 per share. The private placement was funded in two tranches. The first tranche for 2.8 million shares, or $12.6 million, closed on October 8, 2004. The second tranche of 2.9 million shares, or $13.2 million, closed on December 13, 2004. The funding of the second tranche was subject to shareholder approval, which was obtained on December 10, 2004.

     The Company received net proceeds of $22.8 million after payment of offering expenses of $3.0 million and used the proceeds to strengthen its balance sheet. The specific actions included a $125 million reduction in high-cost, long-term borrowings from the

FHLB, the repurchase or redemption of $15.3 million of outstanding AmeriServ Trust Preferred Stock, and the closure of Standard Mortgage Corporation of Georgia. The Company incurred penalties in connection with the prepayment of the advances, and expenses associated with reducing the amount of Trust Preferred Stock, and the closure of Standard Mortgage Corporation of Georgia totaling approximately $10.0 million, after-tax.

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

     A summary of the status of the Company's Stock Incentive Plan at December 31, 2005, 2004, and 2003, and changes during the years then ended is presented in the table and narrative following:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------------------
                                                                        2005                 2004                  2003
                                                                 ------------------   ------------------   --------------------
                                                                           WEIGHTED             WEIGHTED               WEIGHTED
                                                                            AVERAGE              AVERAGE                AVERAGE
                                                                           EXERCISE             EXERCISE               EXERCISE
                                                                  SHARES     PRICE     SHARES     PRICE     SHARES       PRICE
                                                                 -------   --------   -------   --------   ---------   --------
Outstanding at beginning of year                                 393,848     $5.31    337,136     $5.13      499,534     $5.43
Granted                                                           11,492      5.34     75,000      6.00       32,557      4.07
Exercised                                                         (3,352)     4.27     (2,386)     3.07           --        --
Forfeited                                                        (29,343)     5.23    (15,902)     4.97     (194,955)     5.71
                                                                 -------              -------                -------
Outstanding at end of year                                       372,645      5.33    393,848      5.31      337,136      5.13
                                                                 =======              =======                =======
Exercisable at end of year                                       303,653      5.25    285,195      5.30      279,454      5.40
Weighted average fair value of options granted in current year               $2.99                $3.38                  $2.15

     A total of 303,653 of the 372,645 options outstanding at December 31, 2005, have exercise prices between $2.31 and $15.69, with a weighted average exercise price of $5.25 and a weighted average remaining contractual life of 4.72 years. Options outstanding at December 31, 2005 reflect option ranges of: $2.31 to $3.90 totaling 33,335 options which have a weighted average exercise price of $3.00 and a weighted average remaining contractual life of 6.9 years; $4.02 to $6.39 totaling 257,118 options which have a weighted average exercise price of $5.14 and a weighted average remaining contractual life of 4.5 years; and $10.42 to $15.69 totaling 13,200 options which have a weighted average exercise price of $13.06 and a weighted average remaining contractual life of 2.8 years. All of these options are exercisable. The remaining 68,992 options have exercise prices between $3.20 and $5.75, with a weighted average exercise price of $5.67 and a weighted average remaining contractual life of 8.5 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2005, 2004, and 2003, respectively: risk-free interest rates ranging from 3.95% to 4.19% for 2005 options, 3.50% to 4.20% for 2004 options, and 3.40% to 4.40% for 2003 options; expected lives of 10.0 years for 2005, 2004 and 2003 options; expected volatility ranging from 37.34% to 38.63% for 2005 options, 39.24% to 39.65% for 2004 options, and 33.39% to 33.64% for 2003 options; and expected dividend yields of 0% for 2005, 2004 and 2003 options.

19.  DIVIDEND REINVESTMENT AND COMMON STOCK PURCHASE PLAN

     The Company's Dividend Reinvestment and Common Stock Purchase Plan (the Purchase Plan) provides each record holder of Common Stock with a simple and convenient method of purchasing additional shares without payment of any brokerage commissions, service charges or other similar expense. A participant in the Purchase Plan may purchase shares of Common Stock by electing either to
(1) reinvest dividends on all of his or her shares of Common Stock (if applicable) or (2) make optional cash payments of not less than $10 and up to a maximum of $2,000 per month and continue to receive regular dividend payments on his or her other shares. A participant may withdraw from the Purchase Plan at any time.

     In the case of purchases from AmeriServ Financial, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At December 31, 2005, the Company had 135,223 unissued reserved shares available under the Purchase Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Purchase Plan in the market for the relevant investment date.

20.  INTANGIBLE ASSETS

     The Company's consolidated balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposits). Goodwill and other intangible assets with indefinite lives are not amortized. Instead such intangibles are evaluated for impairment at the reporting unit level at least annually in the third quarter. Any resulting impairment would be reflected as a non-interest expense. The Company's goodwill of $9.5 million is allocated to the retail banking segment and was evaluated for impairment on its annual impairment evaluation date. The result of this evaluation indicated that the Company's goodwill had no impairment. The Company's only intangible asset, other than goodwill, is its core deposit intangible, which the Company currently believes has a remaining finite life of approximately 3 years.

     As of December 31, 2005, the Company's core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $14.9 million. The weighted average amortization period of the Company's core deposit intangibles at December 31, 2005, is 3.12 years. Estimated amortization expense for the next five years is summarized as follows (in thousands):

YEAR       EXPENSE
----       -------
       (IN THOUSANDS)
2006        $865
2007         865
2008         865
2009         108
2010          --

     A reconciliation of the Company's intangible asset balances for 2005 and 2004 is as follows (in thousands):

                                    AT DECEMBER 31,
                       ----------------------------------
                        2005      2004     2005     2004
                       ------   -------   ------   ------
                         CORE DEPOSIT
                          INTANGIBLES         GOODWILL
                       ----------------   ---------------
Balance January 1      $3,568   $ 4,719   $9,544   $9,544
Amortization expense     (865)   (1,151)      --       --
                       ------   -------  -------   ------
Balance December 31    $2,703   $ 3,568   $9,544   $9,544
                       ======   =======  =======   ======

21.  DERIVATIVE HEDGING INSTRUMENTS

     The Company can use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. The Company can use derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cash flow variability associated with certain variable rate debt by converting the debt to fixed rates. A summary of the Company's derivative hedging transactions is as follows:

FAIR VALUE HEDGES:

     In June 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 6.10% that was callable quarterly with a remaining maturity of five years. The Company received a fixed rate of 2.58% and made variable rate payments based on 90-day LIBOR. In December 2003, the Company entered into an interest rate swap with a notional amount of $50 million, inclusive of a swaption feature, effectively hedging a $50 million FHLB convertible advance with a fixed cost of 5.89% that was callable quarterly with a remaining five-year maturity. The Company received a fixed rate of 5.89% and made variable rate payments based on 90-day LIBOR plus 246 basis points. The swaps were carried at their fair values and the carrying amount of FHLB advances included the change in their fair values since the inception of the hedge. Because the hedges were considered highly effective and qualified for the shortcut method of accounting treatment, changes in the swap's fair value offset the corresponding changes in the fair value of the FHLB advances and as a result, the change in fair value did not have any impact on net income. The Company performed effectiveness testing by isolating the change in value of the interest rate swaps and swaptions and comparing that to the change in value of the FHLB convertible advances that were hedged. The effectiveness test results for 2004 were 97.1% and 86.6%. During the third quarter of 2005, the increasing short-term interest rate environment caused the Company to exit these hedging transactions with the counter parties and incur a pretax prepayment penalty of $5.8 million.

     The following table summarizes the interest rate swap transactions that impacted the Company's 2005 and 2004 performance:

                                                                      INCREASE
                                    FIXED    FLOATING                (DECREASE)
                      NOTIONAL      RATE       RATE     REPRICING   IN INTEREST
2005   HEDGE TYPE      AMOUNT     RECEIVED     PAID     FREQUENCY     EXPENSE
----   ----------   -----------   --------   --------   ---------   -----------
       FAIR VALUE   $50,000,000     2.58%      2.70%    QUARTERLY    $ 175,000
       FAIR VALUE    50,000,000     5.89       5.27     QUARTERLY     (148,000)
                                                                     ---------
                                                                     $  27,000
                                                                     =========

                                    FIXED    FLOATING                 DECREASE
                      NOTIONAL      RATE       RATE     REPRICING   IN INTEREST
2004   HEDGE TYPE      AMOUNT     RECEIVED     PAID     FREQUENCY     EXPENSE
----   ----------   -----------   --------   --------   ---------   -----------

       FAIR VALUE   $50,000,000     2.58%      1.47%    QUARTERLY   $  (564,000)
       FAIR VALUE    50,000,000     5.89       3.91     QUARTERLY    (1,001,000)
                                                                    -----------
                                                                    $(1,565,000)
                                                                    ===========

     The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors. The Company had no interest rate swaps, caps or floors outstanding at December 31, 2005, and no interest rate caps or floors outstanding at December 31, 2004.

22.  SEGMENT RESULTS

     The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The Company's major business units include retail banking, commercial lending, trust, other fee based businesses and investment/parent. The Company sold its remaining mortgage servicing rights in December 2004 and discontinued the operations of this non-core business in 2005(see Note 24). The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measure the Company focuses on for each business segment is net income contribution.

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

The contribution of the major business segments to the consolidated results of operations were as follows:

                                                                    YEAR ENDED DECEMBER 31, 2005
                                           ------------------------------------------------------------------------------
                                            RETAIL    COMMERCIAL   MORTGAGE            INVESTMENT/   OTHER FEE
                                            BANKING     LENDING     BANKING    TRUST      PARENT       BASED       TOTAL
                                           --------   ----------   --------   ------   -----------   ---------   --------
                                                                           (IN THOUSANDS)
Net interest income                        $ 19,237    $  5,538     $  --     $  319    $ (1,025)     $   43     $ 24,112
Provision for loan loss                         (56)       (119)       --         --          --          --         (175)
Non-interest income                           5,607         442        --      6,129      (2,624)        655       10,209
Non-interest expense                         24,879       4,418        --      4,334      15,014         775       49,420
                                           --------    --------     -----     ------    --------      ------     --------
Income (loss) before income taxes                21       1,681        --      2,114     (18,663)        (77)     (14,924)
Income taxes (benefit)                         (478)        309        --        719      (6,426)        (26)      (5,902)
                                           --------    --------     -----     ------    --------      ------     --------
Income (loss) from continuing operations        499       1,372        --      1,395     (12,237)        (51)      (9,022)
Loss from discontinued operations                --          --      (119)        --          --          --         (119)
                                           --------    --------     -----     ------    --------      ------     --------
Net income (loss)                          $    499    $  1,372     $(119)    $1,395    $(12,237)     $  (51)    $ (9,141)
                                           ========    ========     =====     ======    ========      ======     ========
Total assets                               $349,255    $293,997     $ 329     $2,890    $231,924      $1,781     $880,176
                                           ========    ========     =====     ======    ========      ======     ========

                                                                     YEAR ENDED DECEMBER 31, 2004
                                           --------------------------------------------------------------------------------
                                            RETAIL    COMMERCIAL   MORTGAGE            INVESTMENT/   OTHER FEE
                                            BANKING     LENDING     BANKING    TRUST      PARENT       BASED        TOTAL
                                           --------   ----------   --------   ------   -----------   ---------   ----------
                                                                            (IN THOUSANDS)
Net interest income                        $ 20,065    $  4,548    $    --    $   93    $ (1,272)      $   32    $   23,466
Provision for loan loss                         473       1,285         --        --          --           --         1,758
Non-interest income                           6,586         640         --     5,364         561          861        14,012
Non-interest expense                         25,008       4,155         --     4,151      16,065          712        50,091
                                           --------    --------    -------    ------    --------       ------    ----------
Income (loss) before income taxes             1,170        (252)        --     1,306     (16,776)         181       (14,371)
Income taxes (benefit)                         (160)       (159)        --       446      (6,033)          61        (5,845)
                                           --------    --------    -------    ------    --------       ------    ----------
Income (loss) from continuing operations      1,330         (93)        --       860     (10,743)         120        (8,526)
Loss from discontinued operations                --          --     (1,193)       --          --           --        (1,193)
                                           --------    --------    -------    ------    --------       ------    ----------
Net income (loss)                          $  1,330    $    (93)   $(1,193)   $  860    $(10,743)      $  120    $   (9,719)
                                           ========    ========    =======    ======    ========       ======    ==========
Total assets                               $349,999    $253,406    $ 1,941    $1,691    $401,019       $1,920    $1,009,976
                                           ========    ========    =======    ======    ========       ======    ==========

                                                                     YEAR ENDED DECEMBER 31, 2003
                                           --------------------------------------------------------------------------------
                                            RETAIL    COMMERCIAL   MORTGAGE            INVESTMENT/   OTHER FEE
                                            BANKING     LENDING     BANKING    TRUST      PARENT       BASED        TOTAL
                                           --------   ----------   --------   ------   -----------   ---------   ----------
                                                                            (IN THOUSANDS)
Net interest income                        $ 23,756    $  3,925    $    --    $   83    $ (3,167)      $   48    $   24,645
Provision for loan loss                         965       1,996         --        --          --           --         2,961
Non-interest income                           7,399         292         --     4,993       3,456          855        16,995
Non-interest expense                         25,333       3,037         --     3,899       2,943          690        35,902
                                           --------    --------    -------    ------    --------       ------    ----------
Income (loss) before income taxes             4,857        (816)        --     1,177      (2,654)         213         2,777
Income taxes (benefit)                        1,353        (222)        --       388      (1,004)          72           587
                                           --------    --------    -------    ------    --------       ------    ----------
Income (loss) from continuing operations      3,504        (594)        --       789      (1,650)         141         2,190
Loss from discontinued operations                --          --     (1,641)       --          --           --        (1,641)
                                           --------    --------    -------    ------    --------       ------    ----------
Net income (loss)                          $  3,504    $   (594)   $(1,641)   $  789    $ (1,650)      $  141    $      549
                                           ========    ========    =======    ======    ========       ======    ==========
Total assets                               $363,992    $224,714    $ 3,588    $1,605    $552,662       $2,221    $1,148,782
                                           ========    ========    =======    ======    ========       ======    ==========

23. REGULATORY MATTERS

     On February 28, 2003, the Company and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (Federal Reserve) and the Pennsylvania Department of Banking (Department). Under the terms of the MOU, the Company and the Bank could not declare dividends, the Company could not redeem any of its own stock, and the Company could not incur any additional debt other than in the ordinary course of business, in each case, without the prior written approval of the Federal Reserve and the Department. Accordingly, the Board of Directors of the Company could not reinstate the previously suspended common stock dividend, or reinstitute its stock repurchase program without the concurrence of the Federal Reserve and the Department. Other provisions of the MOU required the Company and the Bank to: (i) improve credit quality and credit administration practices, (ii) improve data security and disaster recovery procedures, (iii) make periodic reports to the Federal Reserve and the Department regarding compliance with the MOU, and (iv) appoint a committee of independent directors to monitor compliance with the MOU. In addition to those specific actions required by the MOU, changes made by the Board of Directors included: (i) accepting the resignation of the previous chairman, president, chief executive officer, chief operating officer, chief lending officer and chief operating officer of the Trust company, (ii) enhanced board oversight, including separation of the chairman's function from the duties of the president and chief executive officer, (iii) retention of a new management team, including a new president and chief executive officer and a new chief lending officer, (iv) a comprehensive review of the loan portfolio, and
(v) a restructuring of the loan department, both with respect to personnel and operations. The MOU was terminated by the Federal Reserve and the Department on February 16, 2006.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2005 and 2004, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. As of February 23, 2006, the Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

                                                          AS OF DECEMBER 31, 2005
                                           -----------------------------------------------------
                                                                                   TO BE WELL
                                                               FOR CAPITAL     CAPITALIZED UNDER
                                                                 ADEQUACY      PROMPT CORRECTIVE
                                                ACTUAL           PURPOSES      ACTION PROVISIONS
                                           ---------------   ---------------   -----------------
                                            AMOUNT   RATIO    AMOUNT   RATIO     AMOUNT   RATIO
                                           -------   -----   -------   -----    -------   -----
                                                      (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
   Consolidated                            $96,001   15.61%  $49,215   8.00%    $61,518   10.00%
   AmeriServ Financial Bank                 88,195   14.48    48,730   8.00      60,913   10.00
Tier 1 Capital (To Risk Weighted Assets)
   Consolidated                             88,311   14.36    24,607   4.00      36,911    6.00
   AmeriServ Financial Bank                 80,581   13.23    24,365   4.00      36,548    6.00
Tier 1 Capital (To Average Assets)
   Consolidated                             88,311   10.24    34,509   4.00      43,136    5.00
   AmeriServ Financial Bank                 80,581    9.48    34,011   4.00      42,513    5.00

                                                           AS OF DECEMBER 31, 2004
                                           ------------------------------------------------------
                                                                                    TO BE WELL
                                                                FOR CAPITAL     CAPITALIZED UNDER
                                                                  ADEQUACY      PROMPT CORRECTIVE
                                                ACTUAL            PURPOSES      ACTION PROVISIONS
                                           ----------------   ---------------   -----------------
                                            AMOUNT    RATIO    AMOUNT   RATIO     AMOUNT   RATIO
                                           --------   -----   -------   -----    -------   -----
                                                        (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
   Consolidated                            $103,286   17.08%  $48,369   8.00%    $60,461   10.00%
   AmeriServ Financial Bank                  94,804   15.88    47,774   8.00      59,718   10.00
Tier 1 Capital (To Risk Weighted Assets)
   Consolidated                              95,728   15.83    24,185   4.00      36,277    6.00
   AmeriServ Financial Bank                  87,339   14.63    23,887   4.00      35,831    6.00
Tier 1 Capital (To Average Assets)
   Consolidated                              95,728    9.20    41,637   4.00      52,047    5.00
   AmeriServ Financial Bank                  87,339    8.51    41,069   4.00      51,336    5.00

24. DISCONTINUED OPERATIONS

     As of December 28, 2004, SMC entered into an agreement to sell its remaining mortgage servicing rights. This action resulted in the closing of this non-core business which exposed the Company to greater balance sheet market risk and earnings volatility. The assets and liabilities are separately identified in the December 31, 2005 and 2004 Consolidated Balance Sheets as Assets and Liabilities from discontinued operations. SMC completed the transfer of all files related to the servicing rights in the first half of 2005 and ceased operations as of June 30, 2005. The major asset and liability categories of net discontinued operations as of December 31, 2005 and 2004 are as follows:

                                        AT DECEMBER 31, 2005   AT DECEMBER 31, 2004
                                        --------------------   --------------------
                                                       (IN THOUSANDS)
Cash and due from banks                         $279                  $  757
Other assets                                      50                   1,184
Other liabilities                                (14)                   (744)
                                                ----                  ------
Net assets of discontinued operations           $315                  $1,197
                                                ====                  ======

     SMC's operations had previously been reported as the Company's mortgage banking segment. All results have been removed from the Company's continuing operations for all periods presented. The results of SMC presented as discontinued operations in the Consolidated Statement of Operations are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                             2005      2004      2003
                                                           -------   -------   -------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
NET INTEREST INCOME                                        $    --   $    --   $    --
   Provision for loan losses                                    --        --        --
                                                           -------   -------   -------
Net Interest Income after Provision for Loan Losses             --        --        --
NON-INTEREST INCOME
Net mortgage servicing fees                                     50       179       250
Loss on sale of mortgage servicing rights                       --      (376)     (758)
Other income                                                   311       300       442
                                                           -------   -------   -------
Total Non-Interest Income                                      361       103       (66)
                                                           -------   -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits                                 240       786       926
Net occupancy expense                                          208       179       181
Equipment expense                                               49       237       257
Professional fees                                               22        30        38
Supplies, postage, and freight                                  23       109       128
Miscellaneous taxes and insurance                               (1)        4        28
Impairment charge (credit) for mortgage servicing rights        --       (26)      390
Other expense                                                   --       625       427
                                                           -------   -------   -------
Total Non-Interest Expense                                     541     1,944     2,375
                                                           -------   -------   -------
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES         (180)   (1,841)   (2,441)
   Benefit for income taxes                                    (61)     (648)     (800)
                                                           -------   -------   -------
LOSS FROM DISCONTINUED OPERATIONS                          $  (119)  $(1,193)  $(1,641)
                                                           =======   =======   =======
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
   Basic:
      Net loss                                             $ (0.01)  $ (0.08)  $ (0.12)
      Average number of shares outstanding                  20,340    14,783    13,940
   Diluted:
      Net loss                                             $ (0.01)  $ (0.08)  $ (0.12)
      Average number of shares outstanding                  20,340    14,783    13,948

25. MORTGAGE SERVICING RIGHTS PORTFOLIO

     On December 28, 2004, SMC entered into an agreement to sell its remaining mortgage servicing rights. As such, there was no activity in 2005. A rollforward of the mortgage servicing rights through December 31, 2004 is as follows:

                                           2004
                                      --------------
                                      (IN THOUSANDS)
January 1 balance .................      $ 1,718
Impairment charge .................          (26)
Net sale of servicing rights ......       (1,239)
Amortization of servicing rights ..         (453)
                                         -------
December 31 balance ...............      $    --
                                         -------

26.  PARENT COMPANY FINANCIAL INFORMATION

     The parent company functions primarily as a coordinating and servicing unit for all subsidiary entities. Provided services include general management, accounting and taxes, loan review, internal auditing, investment advisory, marketing, insurance risk management, general corporate services, and financial and strategic planning. The following financial information relates only to the parent company operations:

BALANCE SHEETS

                                                       AT DECEMBER 31,
                                                     ------------------
                                                       2005      2004
                                                     -------   --------
                                                       (IN THOUSANDS)
ASSETS
Cash and cash equivalents                            $ 2,492   $  3,362
Equity investment in banking subsidiaries             88,746     97,091
Equity investment in non-banking subsidiaries          4,906      3,936
Guaranteed junior subordinated deferrable interest
   debenture issuance costs                              349        582
Other assets                                           1,594      1,255
                                                     -------   --------
TOTAL ASSETS                                         $98,087   $106,226
                                                     =======   ========

LIABILITIES
Guaranteed junior subordinated deferrable interest
   debentures                                        $13,085   $ 20,285
Other liabilities                                        528        722
                                                     -------   --------
TOTAL LIABILITIES                                     13,613     21,007
                                                     -------   --------
STOCKHOLDERS' EQUITY
Total stockholders' equity                            84,474     85,219
                                                     -------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $98,087   $106,226
                                                     =======   ========

STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                           2005      2004      2003
                                                         -------   -------   -------
                                                                (IN THOUSANDS)
INCOME
Inter-entity management and other fees                   $ 2,411   $ 2,351   $ 2,277
Dividends from non-banking subsidiaries                    1,186     1,017     1,589
Interest and dividend income                                  94        29         6
                                                         -------   -------   -------
TOTAL INCOME                                               3,691     3,397     3,872
                                                         -------   -------   -------
EXPENSE
Interest expense                                           1,659     2,985     2,960
Salaries and employee benefits                             1,834     1,899     1,739
Dividends downstreamed to banking subsidiary               1,000     4,000        --
Dividends downstreamed to non-banking subsidiaries         1,000       250        --
Other expense                                              1,532     1,815     1,412
                                                         -------   -------   -------
TOTAL EXPENSE                                              7,025    10,949     6,111
                                                         -------   -------   -------
LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
   LOSS OF SUBSIDIARIES                                   (3,334)   (7,552)   (2,239)
Benefit for income taxes                                     837     1,693     1,301
Equity in undistributed gains (losses) of subsidiaries    (6,644)   (3,860)    1,487
                                                         -------   -------   -------
NET INCOME (LOSS)                                        $(9,141)  $(9,719)  $   549
                                                         =======   =======   =======

STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2005      2004       2003
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                        $(9,141)  $ (9,719)  $   549
Adjustment to reconcile net income (loss) to net cash
   (used) provided by operating activities:
Equity in undistributed losses (gains) of subsidiaries     6,644      3,860    (1,487)
Other -- net                                               1,422      2,916     3,084
                                                         -------   --------   -------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES          (1,075)    (2,943)    2,146
                                                         -------   --------   -------
INVESTING ACTIVITIES
NET CASH PROVIDED BY INVESTING ACTIVITIES                     --         --        --
FINANCING ACTIVITIES
Proceeds from issuance of common stock                       133        149       202
Proceeds from private offering, net of issuance costs      8,818     23,105        --
Guaranteed junior subordinated deferrable interest
   debentures dividends paid                              (1,546)    (2,860)   (2,916)
Retirement of Trust Preferred Securities                  (7,200)   (14,215)       --
                                                         -------   --------   -------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             205      6,179    (2,714)
                                                         -------   --------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (870)     3,236      (568)
CASH AND CASH EQUIVALENTS AT JANUARY 1                     3,362        126       694
                                                         -------   --------   -------
CASH AND CASH EQUIVALENTS AT DECEMBER 31                 $ 2,492   $  3,362   $   126
                                                         =======   ========   =======

     The ability of the subsidiary bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary bank's capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. At December 31, 2005, the subsidiary bank was not permitted to upstream any cash dividends to the parent company. The subsidiary bank had a combined $75,743,000 of restricted surplus and retained earnings at December 31, 2005.

27.  SUBSEQUENT EVENT

     The Company announced on February 21, 2006, that the Federal Reserve Bank of Philadelphia and Pennsylvania Department of Banking have terminated the Memorandum of Understanding that the Company had been operating under since Feb. 28, 2003.

     The MOU was enacted to address prior deficiencies in asset quality, credit administration, and other matters. The Company's successful actions to improve asset quality, strengthen capital, reduce interest rate risk, and enhance administrative procedures, were the key factors that led to the termination of this regulatory enforcement action.

     The Company expects that the termination of the MOU will mean lower insurance and regulatory costs and it will reduce the administrative burdens so the Company can focus on the development of new business within the context of a community bank based strategic plan.

                      REPORT ON MANAGEMENT'S ASSESSMENT OF
                    INTERNAL CONTROL OVER FINANCIAL REPORTING

     Ameriserv Financial, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

     We, as management of AmeriServ Financial, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

     Management assessed the Company's system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2005, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control - Integrated Framework". Deloitte & Touche LLP, independent registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.


/s/ ALLAN R. DENNISON                   /s/ JEFFREY A. STOPKO
-------------------------------------   ----------------------------------------
Allan R. Dennison                       Jeffrey A. Stopko
President &                             Senior Vice President &
Chief Executive Officer                 Chief Financial Officer

Johnstown, PA
March 6, 2006

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

March 6, 2006

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


/s/ ALLAN R. DENNISON                   /s/ JEFFREY A. STOPKO
-------------------------------------   ----------------------------------------
Allan R. Dennison                       Jeffrey A. Stopko
President &                             Senior Vice President &
Chief Executive Officer                 Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors of AmeriServ Financial, Inc.
Johnstown, PA

We have audited management's assessment, included in the accompanying Report On Management's Assessment of Internal Control Over Financial Reporting, that AmeriServ Financial, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of the Company, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche

Pittsburgh, PA
March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors of AmeriServ Financial, Inc.
Johnstown, Pennsylvania

We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche

Pittsburgh, PA
March 6, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation the Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2005, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. In the fourth quarter no changes in the Company's internal control over financial reporting have come to management's attention that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. For more information see Report On Management's Assessment Of Internal Control Over Financial Reporting on page 74.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this section relative to Directors of the Registrant is presented in the "Election of ASRV Directors" section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this section is presented in the "Compensation Paid to Executive Officers" section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this section is presented in the "Security Ownership of Management" section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this section is presented in the "Transactions with Management" section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information required by this section is presented in the "Audit Committee Report" section of the Proxy Statement for the Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:

     The consolidated financial statements listed below are from the 2005 Form 10-K and Part II -- Item 8. Page references are to said Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

AmeriServ Financial, Inc. and Subsidiaries

Consolidated Balance Sheets, 39

Consolidated Statements of Operations, 40-41

Consolidated Statements of Comprehensive Loss, 42

Consolidated Statements of Changes in Stockholders' Equity, 43

Consolidated Statements of Cash Flows, 44-45

Notes to Consolidated Financial Statements, 46

Report on Management's Assessment of Internal Control
Over Financial Reporting, 74

Statement of Management Responsibility, 75

Independent Registered Public Accounting Firm Opinion on
Internal Control Over Financial Reporting, 76

Report of Independent Registered Public Accounting Firm, 77

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

EXHIBITS:

     The exhibits listed below are filed herewith or to other filings.

EXHIBIT                                                       PRIOR FILING OR EXHIBIT
 NUMBER                   DESCRIPTION                           PAGE NUMBER HEREIN
-------   -------------------------------------------   ----------------------------------
   3.1    Amended and Restated Articles of              Exhibit 3.1 to 2004 Form 10-K
          Incorporation as amended through January 5,   Filed on March 10, 2005
          2005.

   3.2    Bylaws, as amended and restated on January    Exhibit 3.2 to January 26, 2005
          26, 2005.                                     Form 8-K Filed on January 26, 2005

  10.3    Agreement, dated May 24, 2002, between        Exhibit 10.1 to Form 10-Q Filed
          AmeriServ Financial, Inc. and Jeffrey A.      August 14, 2002
          Stopko.

  10.5    2001 Stock Incentive Plan dated February      2000 Proxy Statement Filed March
          23, 2001.                                     16, 2001

  10.6    Agreement, dated December 1, 1994, between    Exhibit 10.6 to 2000 Form 10-K
          AmeriServ Financial, Inc. and Ronald W.       Filed March 21, 2001
          Virag.

  10.7    Agreement, dated February 1, 2004, between    Exhibit 10.7 to 2003 Form 10-K
          AmeriServ Financial, Inc. and Allan R.        Filed March 23, 2004
          Dennison

  10.8    Agreement, dated May 24, 2002, between        Exhibit 10.8 to 2004 Form 10-K
          AmeriServ Financial, Inc. and Dan L. Hummel   Filed March 10, 2005

    21    Subsidiaries of the Registrant.               Below

    23    Consent of Independent Registered Public      Below
          Accounting Firm

  31.1    Certification pursuant to Rule                Below
          13a-14(a)/15d-14(a), as adopted pursuant to
          section 302 of the Sarbanes-Oxley Act of
          2002.

  31.2    Certification pursuant to Rule                Below
          13a-14(a)/15d-14(a), as adopted pursuant to
          section 302 of the Sarbanes-Oxley Act of
          2002.

  32.1    Certification pursuant to 18 U.S.C. section   Below
          1350, as adopted pursuant to section 906 of
          the Sarbanes-Oxley Act of 2002.

  32.2    Certification pursuant to 18 U.S.C. section   Below
          1350, as adopted pursuant to section 906 of
          the Sarbanes-Oxley Act of 2002.

                                    EXHIBIT A

(21) SUBSIDIARIES OF THE REGISTRANT

                                                 PERCENT OF           JURISDICTION
NAME                                              OWNERSHIP          OF ORGANIZATION
----                                             ----------   ----------------------------
AmeriServ Financial Bank                            100%      Commonwealth of Pennsylvania
   216 Franklin Street
   P.O. Box 520
   Johnstown, PA 15907

AmeriServ Life Insurance Company                    100%      State of Arizona
   101 N. First Avenue #2460
   Phoenix, AZ 85003

AmeriServ Trust and Financial Services Company      100%      Commonwealth of Pennsylvania
   216 Franklin Street
   P.O. Box 520
   Johnstown, PA 15907

AmeriServ Associates, Inc                           100%      Commonwealth of Pennsylvania
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

                                        AmeriServ Financial, Inc.
                                        (Registrant)


                                        By: /s/ Allan R. Dennison
                                            ------------------------------------
                                            Allan R. Dennison
                                            President & CEO

Date: February 23, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2006:



/s/ Craig G. Ford              Chairman
----------------------------   Director
Craig G. Ford


/s/ Allan R. Dennison          President, CEO & Director   /s/ Jeffrey A. Stopko             SVP & CFO
----------------------------                               -------------------------------
Allan R. Dennison                                          Jeffrey A. Stopko


/s/ J. Michael Adams, Jr.      Director                    /s/ Margaret A. O'Malley          Director
----------------------------                               -------------------------------
J. Michael Adams, Jr.                                      Margaret A. O'Malley


Edward J. Cernic, Sr.          Director                    Very Rev. Christian R. Oravec     Director
----------------------------                               -------------------------------
Edward J. Cernic, Sr.                                      Very Rev. Christian R. Oravec


/s/ Daniel R. DeVos            Director                    /s/ Mark E. Pasquerilla           Director
----------------------------                               -------------------------------
Daniel R. DeVos                                            Mark E. Pasquerilla


/s/ James C. Dewar             Director                    /s/ Howard M. Picking, III        Director
----------------------------                               -------------------------------
James C. Dewar                                             Howard M. Picking, III


/s/ Bruce E. Duke, III         Director                    /s/ Sara A. Sargent               Director
----------------------------                               -------------------------------
Bruce E. Duke, III, M.D.                                   Sara A. Sargent


/s/ James M. Edwards, Sr.      Director                    /s/ Thomas C. Slater              Director
----------------------------                               -------------------------------
James M. Edwards, Sr.                                      Thomas C. Slater


/s/ Kim W. Kunkle              Director                    /s/ Robert L. Wise                Director
----------------------------                               -------------------------------
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

*    Derry Office
     112 South Chestnut Street
     Derry, PA 15627-1938

*    South Atherton Office
     734 South Atherton Street
     State College, PA 16801-4628

*    Pittsburgh Office
     60 Boulevard of the Allies
     Suite 100
     Pittsburgh, PA 15222-1232

*    Benner Pike Office
     763 Benner Pike
     State College, PA 16801-7313

* =  24-Hour ATM Banking
     Available

+ =  Seven Day a Week Banking
     Available

                                   REMOTE ATM
                                BANKING LOCATIONS

     Main Office, 216 Franklin Street, Johnstown
     The Galleria, Johnstown
     6-2-Go Shop, Nanty Glo
     Gogas Service Station, Cairnbrook

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

Citigroup SmithBarney
969 Eisenhower Boulevard
Oak Ridge East
Johnstown, PA 15904
Telephone: (814) 266-7900

Ryan Beck & Company
Liberty Center
1001 Liberty Avenue, Suite 900
Pittsburgh, PA 15222
Telephone: (412) 456-0200

UBS Financial Services, Inc.
1407 Eisenhower Boulevard
Johnstown, PA 15904
Telephone: (814) 269-9211

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

     The corporate offices of AmeriServ Financial, Inc. are located at 216 Franklin Street, Johnstown, PA 15901. Mailing address:

P.O. Box 430
Johnstown, PA 15907-0430
(814) 533-5300

                                     AGENTS

     The transfer agent and registrar for AmeriServ Financial, Inc.'s common stock is:

Computershare Investor Services
P O Box 43010
Providence, RI 02940-3023
Shareholder Inquiries: 1-800-730-4001
Internet Address: http://www. Computershare.com

                                   INFORMATION

     Analysts, investors, shareholders, and others seeking financial data about AmeriServ Financial, Inc. or any of its subsidiaries' annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports -- are asked to contact Jeffrey A. Stopko, Senior Vice President & Chief Financial Officer at
(814) 533-5310 or by e-mail at JStopko@AMERISERVFINANCIAL.com. The Company also maintains a website (www.AmeriServFinancial.com) that makes available current financial information, such as press releases and SEC documents, as well as the corporate governance documents under the Investor Relations tab on the Company's website.