Form 10-Q
period 2006-03-31
AMERISERV FINANCIAL INC /PA/
filed 2006-05-08
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                   March 31, 2006

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

                    X     Yes

       No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer X            Non-accelerated filer X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class

        Outstanding at May 1, 2006

Common Stock, par value $2.50

             22,142,161

per share

AmeriServ Financial, Inc.

      AmeriServ Financial, Inc.

                                                        CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$ 19,183	$ 20,762
Interest bearing deposits	337	199
Investment securities:
Available for sale	193,775	201,569
Held to maturity (market value $29,553 on March 31, 2006 and $30,206 on December 31, 2005)	29,883	30,355
Loans held for sale	74	98
Loans	549,085	551,335
Less: Unearned income	693	831
Allowance for loan losses	9,026	9,143
Net loans	539,366	541,361
Premises and equipment, net	8,410	8,689
Accrued income receivable	4,083	4,125
Goodwill	9,544	9,544
Core deposit intangibles, net	2,487	2,703
Bank owned life insurance	31,896	31,640
Deferred tax asset	15,479	14,976
Assets related to discontinued operations	-	329
Other assets	21,876	13,826
TOTAL ASSETS	$ 876,393	$ 880,176

LIABILITIES
Non-interest bearing deposits	$ 106,097	$ 109,274
Interest bearing deposits	621,890	603,381
Total deposits	727,987	712,655

Other short-term borrowings	44,246	63,184
Advances from Federal Home Loan Bank	977	987
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	58,308	77,256
Liabilities related to discontinued operations	-	14
Other liabilities	5,762	5,777
TOTAL LIABILITIES	792,057	795,702

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,231,091 shares issued and 22,140,172 outstanding on March 31, 2006; 26,203,192 shares issued and 22,112,273 outstanding on December 31, 2005	65,578	65,508
Treasury stock at cost, 4,090,919 shares for both periods presented	(65,824)	(65,824)
Capital surplus	78,667	78,620
Retained earnings	10,775	10,236
Accumulated other comprehensive loss, net	(4,860)	(4,066)
TOTAL STOCKHOLDERS' EQUITY	84,336	84,474
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 876,393	$ 880,176

See accompanying notes to condensed consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three months ended	Three months ended
	March 31,	March 31,
	2006	2005
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 8,900	$ 7,954
Deposits with banks	1	3
Investment securities:
Available for sale	2,058	3,469
Held to maturity	220	265
Total Interest Income	11,179	11,691

INTEREST EXPENSE
Deposits	4,026	2,845
Other short-term borrowings	565	713
Advances from Federal Home Loan Bank	16	1,403
Guaranteed junior subordinated deferrable interest debentures	280	435
Total Interest Expense	4,887	5,396

NET INTEREST INCOME	6,292	6,295
Provision for loan losses	-	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,292	6,295

NON-INTEREST INCOME
Trust fees	1,641	1,472
Net realized gains on investment securities	-	78
Net realized gains on loans held for sale	23	72
Service charges on deposit accounts	627	584
Bank owned life insurance	256	250
Other income	695	692
Total Non-Interest Income	3,242	3,148

NON-INTEREST EXPENSE
Salaries and employee benefits	4,815	4,751
Net occupancy expense	655	668
Equipment expense	639	639
Professional fees	795	823
Supplies, postage and freight	306	280
Miscellaneous taxes and insurance	414	469
FDIC deposit insurance expense	73	71
Amortization of core deposit intangibles	216	216
Other expense	945	1,026
Total Non-Interest Expense	$ 8,858	$ 8,943

CONTINUED ON NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

Unaudited

	Three months ended	Three months ended
	March 31,	March 31,
	2006	2005

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$ 676	$ 500
Provision (benefit) for income taxes	136	(398)
INCOME FROM CONTINUING OPERATIONS	540	898
LOSS FROM DISCONTINUED OPERATIONS NET OF TAX BENEFIT $(34)	-	(65)

NET INCOME	$ 540	$ 833

PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic net income	$ 0.02	$ 0.05
Diluted net income	$ 0.02	$ 0.05
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
Basic net loss	N/A	$ 0.00
Diluted net loss	N/A	$ 0.00
PER COMMON SHARE DATA:
Basic:
Net income	$ 0.02	$ 0.04
Average shares outstanding	22,119	19,721
Diluted:
Net income	$ 0.02	$ 0.04
Average shares outstanding	22,127	19,760
Cash dividends declared	$ 0.00	$ 0.00

N/A – Not Applicable

See accompanying notes to condensed consolidated financial statements.

      AmeriServ Financial, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
OPERATING ACTIVITIES
Net income	$ 540	$ 833
Loss from discontinued operations	-	(65)
Income from continuing operations	540	898
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Provision for loan losses	-	-
Depreciation expense	461	448
Amortization expense of core deposit intangibles	216	216
Net amortization of investment securities	175	366
Net realized gains on investment securities – available for sale	-	(78)
Net realized gains on loans held for sale	(23)	(72)
Amortization of deferred loan fees	(125)	(94)
Origination of mortgage loans held for sale	(1,436)	(4,827)
Sales of mortgage loans held for sale	1,386	4,302
Decrease (increase) in accrued income receivable	42	(298)
Decrease in accrued expense payable	(55)	(334)
Net increase in other assets	(8,053)	(1,344)
Net increase in other liabilities	280	308
Net cash used in operating activities from continuing operations	(6,592)	(509)
Net cash used in operating activities from discontinued operations	-	(65)
Net cash used in operating activities	(6,592)	(574)

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(430)	(9,402)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	6,861	14,211
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	439	991
Proceeds from sales of investment securities and
other short-term investments – available for sale	-	10,179
Long-term loans originated	(35,525)	(23,810)
Principal collected on long-term loans	39,598	19,638
Loans purchased or participated	(2,506)	(1,196)
Loans sold or participated	900	-
Net increase in other short-term loans	(250)	-
Purchases of premises and equipment	(182)	(284)
Net cash provided by investing activities	8,905	10,327

FINANCING ACTIVITIES
Net increase in deposit accounts	15,332	80,978
Net decrease in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(18,938)	(92,564)
Net principal repayments of advances from Federal Home Loan Bank and hedges	(10)	(9)
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(254)	(406)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	116	27
Net cash used in financing activities	(3,754)	(11,974)

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING AND DISCONTINUED OPERATIONS	(1,441)	(2,221)
CASH AND CASH EQUIVALENTS AT JANUARY 1	20,961	20,573
CASH AND CASH EQUIVALENTS AT MARCH 31	$ 19,520	$ 18,352

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), AmeriServ Associates, Inc., (AmeriServ Associates) and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 22 locations in Pennsylvania.  Standard Mortgage Corporation of Georgia (SMC), a former wholly-owned subsidiary of the Bank, was a mortgage banking company whose business included the servicing of mortgage loans. The Company sold its remaining mortgage servicing rights in December 2004 and discontinued operations of this non-core business in 2005 (see Note #19).  AmeriServ Associates is a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions.  On March 3, 2006, the Company announced the decision to close this investment advisory subsidiary as it no longer fits the Company’s strategic direction.  Ameriserv Associates will cease normal operations in the second quarter 2006.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.  The Trust Company offers a complete range of trust and financial services and has $1.7 billion in assets under management.  The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

3.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options to purchase 283,907 and 141,095 shares of common stock were outstanding as of March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.  (In thousands, except per share data.)

	Three months ended March 31,
	2006	2005
Numerator:
Income from continuing operations:	$ 540	$ 898
Loss from discontinued operations:	-	(65)
Net Income	$ 540	$ 833

Denominator:
Weighted average common shares
outstanding (basic)	22,119	19,721
Effect of stock options	16	39
Weighted average common shares
outstanding (diluted)	22,127	19,760

Earnings per share from
continuing operations:
Basic	$0.02	$0.05
Diluted	0.02	0.05

Loss per share from discontinued
operations:
Basic	N/A	$0.00
Diluted	N/A	0.00

Earnings per share:
Basic	$0.02	$0.04
Diluted	0.02	0.04

N/A – Not Applicable

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (FAS) #123(R) “Share-Based Payment” using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with FAS #123(R).  As a result of this adoption the Company recognized $18,000 of pretax compensation expense for the first quarter of 2006. Prior to the adoption employee compensation expense under stock options was reported using the intrinsic value method.  The following pro forma information for the prior year first quarter regarding net income and earnings per share assumes stock options had been accounted for under the fair value method and the estimated fair value of the options is amortized to expense over the vesting period.  The additional disclosure requirements of FAS #123(R) have been omitted due to immateriality. The compensation expense, net of related tax, of $21,000 for the three months ended March 31, 2005, is included in the pro forma net income as reported below (in thousands, except per share data).

Three months ended March 31,
2005
Net income, as reported	$ 833
Less: Total stock-based compensation cost, net of taxes	21
Pro forma net income	$ 812

Earnings per share:
Basic – as reported	$0.04
Basic – pro forma	0.04
Diluted – as reported	0.04
Diluted – pro forma	0.04

4.

Comprehensive Loss

For the Company, comprehensive loss includes net income and unrealized holding gains and losses from available for sale investment securities.  The changes in other comprehensive income (loss) are reported net of income taxes, as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2006	2005

Net income	$ 540	$ 833

Other comprehensive loss, before tax:
Unrealized security losses on available for sale securities arising during period	(1,203)	(3,550)
Income tax effect	409	1,243
Reclassification adjustment for gains on available for sale securities included in net income	-	(78)
Income tax effect	-	27
Other comprehensive loss, net of tax:	(794)	(2,358)

Comprehensive loss	$ (254)	$ (1,525)

5.

Condensed Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.  For the Parent Company, cash and cash equivalents also include short-term investments.  The Company made $3,000 in income tax payments in the first three months of 2006 as compared to $14,000 for the first three months of 2005.  Total interest expense paid amounted to $4,942,000 in 2006's first three months compared to $5,730,000 in the same 2005 period.

6.

Investment Securities

Securities are classified at the time of purchase as investment securities held to maturity if it is management’s intent and the Company has the ability to hold the securities until maturity.  These held to maturity securities are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method.  Alternatively, securities are classified as available for sale if it is management’s intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company’s asset/liability management strategy.  Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements).  These available for sale securities are reported at fair value with unrealized aggregate appreciation/(depreciation) excluded from income and credited/charged to accumulated other comprehensive income (loss) within stockholders' equity on a net of tax basis.  Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation/depreciation included in income on a net of tax basis.  The Company presently does not engage in trading activities.  Realized gain or loss on securities sold was computed upon the adjusted cost of the specific securities sold.

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

March 31, 2006		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 5,019	$ -	$ (223)	$ 4,796
U.S. Agency	59,385	5	(1,482)	57,908
U.S. Agency mortgage- backed securities	126,549	1	(5,807)	120,743
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	6,494	-	-	6,494
Other securities	3,804	30	-	3,834
Total	$201,251	$ 36	$ (7,512)	$ 193,775

Investment securities held to maturity (HTM):

March 31, 2006		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,269	$ -	$ (96)	$ 3,173
U.S. Agency	11,474	-	(105)	11,369
U.S. Agency mortgage-
backed securities	8,390	-	(129)	8,261
Other securities	6,750	-	-	6,750
Total	$ 29,883	$ -	$ (330)	$ 29,553

Investment securities available for sale (AFS):

December 31, 2005		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 5,021	$ -	$ (180)	$ 4,841
U.S. Agency	59,335	12	(1,078)	58,269
U.S. Agency mortgage-
backed securities	131,981	2	(5,047)	126,936
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	6,988	-	-	6,988
Other securities	4,499	36	-	4,535
Total	$ 207,824	$ 50	$ (6,305)	$ 201,569

Investment securities held to maturity (HTM):

December 31, 2005		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,285	$ -	$ (49)	$ 3,236
U.S. Agency	11,484	-	(110)	11,374
U.S. Agency mortgage-
backed securities	8,836	20	(10)	8,846
Other securities	6,750	-	-	6,750
Total	$ 30,355	$ 20	$ (169)	$ 30,206

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  95.6% and 95.5% of the portfolio was rated "AAA" at March 31, 2006 and December 31, 2005, respectively.  Less than 1% of the portfolio was rated below “A” or unrated at March 31, 2006 and December 31, 2005.

The following tables present information concerning investments with unrealized losses as of March 31, 2006 (in thousands):

Investment securities available for sale:

March 31, 2006	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$ 4,796	$ (223)	$ 4,796	$ (223)
U.S. Agency	16,556	(62)	33,853	(1,420)	50,409	(1,482)
U.S. Agency mortgage-
backed securities	-	-	120,504	(5,807)	120,504	(5,807)
Total	$ 16,556	$ (62)	$159,153	$(7,450)	$175,709	$(7,512)

Investment securities held to maturity:

March 31, 2006	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 2,116	$ (52)	$1,058	$ (44)	$ 3,174	$ (96)
U.S. Agency	3,396	(73)	7,973	(32)	11,369	(105)
U.S. Agency mortgage-
backed securities	8,261	(129)	-	-	8,261	(129)
Total	$13,773	$ (254)	$9,031	$ (76)	$22,804	$ (330)

Given the quality of the investment portfolio (greater than 95% rated AAA), the Company believes the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements.  Furthermore, the Company has the ability and intent to hold these securities until maturity or until they recover in value.

7.

Loans Held for Sale

At March 31, 2006, $74,000 of certain newly originated fixed-rate residential mortgage loans were classified as held for sale, because it is management's intent to sell these residential mortgage loans.  The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.  Net realized and unrealized gains and losses are included in "Net realized gains on loans held for sale"; unrealized net valuation adjustments (if any) are recorded in the same line item on the Condensed consolidated statements of Operations.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Company has the intent to sell the loan to an outside investor.   The historical dollar amount of commitments outstanding has not been material.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Commercial	$ 73,941	$ 80,629
Commercial loans secured by real estate	254,910	249,204
Real estate – mortgage	200,121	201,111
Consumer	20,113	20,391
Total loans	549,085	551,335
Less: Unearned income	693	831
Loans, net of unearned income	$ 548,392	$ 550,504

Real estate-construction loans comprised 6.2%, and 5.5% of total loans, net of unearned income, at March 31, 2006 and December 31, 2005, respectively.  The Company has no direct credit exposure to foreign countries.

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

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended
	March 31,	March 31,
	2006	2005
Balance at beginning of period	$9,143	$9,893
Transfer from reserve for unfunded loan commitments	-	23
Charge-offs:
Commercial	(18)	(28)
Commercial loans secured by real estate	(1)	-
Real estate-mortgage	(33)	(45)
Consumer	(131)	(92)
Total charge-offs	(183)	(165)
Recoveries:
Commercial	20	25
Commercial loans secured by real estate	10	6
Real estate-mortgage	4	12
Consumer	32	62
Total recoveries	66	105

Net charge-offs	(117)	(60)
Provision for loan losses	-	-
Balance at end of period	$ 9,026	$ 9,856

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.09%	0.05%
Annualized provision for loan losses	-	-
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.65	1.87
Allowance as a percent of total classified loans	48.81	43.13
Total classified loans	$18,491	$22,852

10.

Components of Allowance for Loan Losses

The Company had loans totaling $14,123,000 and $14,825,000 being specifically identified as impaired and a corresponding reserve allocation of $2,626,000 and $2,560,000 at March 31, 2006, and December 31, 2005, respectively.  The average outstanding balance for loans being specifically identified as impaired was $14,474,000 for the three months of 2006 compared to $11,948,000 for the three months of 2005.  All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment.  The interest income recognized on impaired loans during the first three months of 2006 was $93,000, compared to $202,000 for the three months of 2005.

The following table sets forth the allocation of the allowance for loan losses among various categories. This allocation is determined using the methodology described in Note #9.  This allocation, however, is not necessarily indicative of the specific amount or specific loan category in which future losses may ultimately occur (in thousands, except percentages):

	March 31, 2006		December 31, 2005
		Percent of Loans in Each		Percent of Loans in Each
	Amount	Category To Loans	Amount	Category To Loans
Commercial	$2,979	13.5%	$ 3,312	14.6%
Commercial loans secured
by real estate	3,785	46.5	3,644	45.3
Real estate - mortgage	382	36.5	381	36.5
Consumer	997	3.5	1,022	3.6
Allocation to general risk	883	-	784	-
Total	$9,026	100.0%	$ 9,143	100.0%

Even though residential real estate-mortgage loans comprise 37% of the Company's total loan portfolio, only $382,000 or 4.2% of the total allowance for loan losses is allocated against this loan category.  The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors.  The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.

At March 31, 2006, management of the Company believes the allowance for loan losses was adequate to cover losses within the Company's loan portfolio.

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

The following table presents information concerning non-performing assets (in thousands, except percentages):

	March 31, 2006	December 31, 2005
Non-accrual loans
Commercial	$ 2,343	$ 2,315
Commercial loans secured by real estate	296	318
Real estate-mortgage	1,092	1,070
Consumer	427	446
Total	4,158	4,149

Past due 90 days or more and still accruing
Consumer	—	31
Total	—	31

Other real estate owned
Commercial loans secured by real estate	20	—
Real estate-mortgage	15	130
Consumer	—	5
Total	35	135

Total non-performing assets	$ 4,193	$ 4,315
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.76%	0.78%
Total restructured loans	$ 258	$ 258

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

	Three months ended
	March 31,
	2006	2005
Interest income due in accordance
with original terms	$ 71	$ 54
Interest income recorded	-	(1)
Net reduction in interest income	$ 71	$ 53

12.

Derivative Hedging Instruments

The Company can use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.  The Company can use derivative instruments, primarily interest rate swaps, to manage interest rate risk and match the rates on certain assets by hedging the fair value of certain fixed rate debt, which converts the debt to variable rates and by hedging the cash flow variability associated with certain variable rate debt by converting the debt to fixed rates.  During the third quarter of 2005, the increasing short-term interest rate environment caused the Company to exit all hedging transactions with the counter parties and incur a pretax prepayment penalty of $5.8 million.

The following table summarizes the interest rate swap transactions that impacted the Company’s year to date 2005 performance:

2005		Fixed	Floating		Decrease
Hedge	Notional	Rate	Rate	Repricing	In Interest
Type	Amount	Received	Paid	Frequency	Expense

Fair value	$50,000,000	2.58%	2.34%	Quarterly	$ (1,000)
Fair value	$50,000,000	5.89%	5.00%	Quarterly	(111,000)
					$(112,000)

The Company had no interest rate swaps, caps, floors or swaptions outstanding as of March 31, 2006.

13.

Intangible Assets

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

As of March 31, 2006, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $15.1 million.  As of December 31, 2005, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $14.9 million.  The weighted average amortization period of the Company’s core deposit intangibles at March 31, 2006, is 2.88 years and was 3.12 at December 31, 2005. Amortization expense for the three months ended March 31, 2006 and 2005 totaled $216,000. Estimated amortization expense for the remainder of 2006 and the next three years is summarized as follows (in thousands):

Remaining 2006	$ 649
2007	865
2008	865
2009	108

14.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at March 31, 2006, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 44,246	4.93%

Advances	2011 and after	977	6.45
Total advances		977	6.45

Total FHLB borrowings		$ 45,223	4.96%

The rate on Open Repo Plus advances can change daily, while the rate on the advances is fixed until the maturity of the advance.  All FHLB stock, along with an interest in certain mortgage loans and mortgage-backed securities with an aggregate statutory value equal to the amount of the advances, have been delivered as collateral to the FHLB of Pittsburgh to support these borrowings.

15.

Regulatory Matters

MOU Termination

The Company announced on February 21, 2006 that the Federal Reserve Bank of Philadelphia and Pennsylvania Department of Banking terminated the Memorandum of Understanding (MOU) that the Company had been operating under since February 28, 2003.

The MOU was enacted to address the Company’s prior deficiencies in asset quality, credit administration, and other matters.  The Company’s successful actions to improve asset quality, strengthen capital, reduce interest rate risk, and enhance administrative procedures, were the key factors that led to the termination of this regulatory enforcement action. The Company expects that the termination of the MOU will mean lower insurance and regulatory costs and it will reduce the administrative burdens so the Company can focus on the development of new business within the context of a community bank based strategic plan.

Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2006, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 96,913	15.67%	$ 49,474	8.00%	$ 61,843	10.00%
Bank	88,868	14.52	48,972	8.00	61,215	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	89,183	14.42	24,737	4.00	37,106	6.00
Bank	81,216	13.27	24,486	4.00	36,729	6.00

Tier 1 Capital (to Average Assets)
Consolidated	89,183	10.36	34,434	4.00	43,042	5.00
Bank	81,216	9.53	34,075	4.00	42,594	5.00

16.

Segment Results

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures.  The Company's major business units include retail banking, commercial lending, trust, other fee based businesses and investment/parent. The Company sold it remaining mortgage servicing rights in December 2004 and discontinued the operations of this non-core business in 2005. The reported results reflect the underlying economics of the business segments.  Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services.  The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment.  The key performance measure the Company focuses on for each business segment is net income contribution.

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

The contribution of the major business segments to the consolidated results of operations for the three months ended March 31, 2006 and 2005 were as follows (in thousands, except ratios):

	Three months ended
	March 31, 2006		March 31, 2006
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,008	$ 119	$ 358,850
Commercial lending	1,782	451	294,169
Trust	1,727	435	3,001
Other fee based	110	(8)	1,715
Investment/Parent	(93)	(457)	223,658
Total	$ 9,534	$ 540	$ 876,393

	Three months ended
	March 31, 2005		March 31, 2005
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,217	$ 466	$ 345,977
Commercial lending	1,438	421	263,767
Trust	1,524	301	1,926
Other fee based	155	24	1,933
Investment/Parent	109	(314)	381,124
Total from continuing Operations	9,443	898	994,727
Total from discontinued Operations	112	(65)	1,723
Total	$ 9,555	$ 833	$ 996,450

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $105.4 million and standby letters of credit of $9.6 million as of March 31, 2006.

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

18.

Private Placement Offering

On September 27, 2005, the Company entered into agreements with institutional investors for a $10.3 million private placement of common stock.  The agreements secured commitments from investors to purchase 2.4 million of the Company’s shares at a price of $4.35 per share.

The Company contributed $1.0 million of the net proceeds to the capital of the Bank and $1.0 million of the net proceeds to the capital of the Trust Company.  The Company used the remaining $7.2 million of net proceeds to redeem outstanding 8.45% Trust Preferred Securities, which will result in annual pre-tax savings of approximately $600,000 in interest expense.

The successful completion of a $10.3 million private placement common stock offering provided the Company with the capital to facilitate a series of transactions in 2005 which were designed to significantly improve the Company’s interest rate risk position and position the Company for future increased earnings performance.  These transactions and their related impact on earnings were as follows:  1) The Company retired all remaining $100 million of FHLB convertible advances that had a cost of approximately 6.0% and a 2010 maturity.  The Company incurred a $6.5 million pre-tax prepayment penalty to accomplish this transaction.  2) The Company terminated all interest rate hedges associated with the FHLB debt.  The Company incurred a pre-tax termination fee of $5.8 million to eliminate these hedges on which the Company was a net payer.  3) The Company sold $112 million of investment securities to provide the cash needed at the bank for this FHLB debt and swap prepayment.  The Company incurred a $2.6 million pre-tax loss on these investment security sales.  4) The Company redeemed at par $7.2 million of our high coupon trust preferred securities for which the Company incurred a $210,000 charge to write-off related unamortized issuance costs which is included within other expense.

19.

Discontinued Operations

As of December 28, 2004, SMC entered into an agreement to sell its remaining mortgage servicing rights.  This action resulted in the closing of this non-core business which exposed the Company to greater balance sheet market risk and earnings volatility.  The assets and liabilities are separately identified in the December 31, 2005 Consolidated Balance Sheets as Assets and Liabilities from discontinued operations.  SMC completed the transfer of all files related to the servicing rights in the first half of 2005 and ceased operations as of June 30, 2005.  The major asset and liability categories of net discontinued operations as of December 31, 2005 is as follows (in thousands):

December 31, 2005
Cash and due from banks	$ 279
Other assets	50
Other liabilities	(14)
Net assets of discontinued operations	$ 315

SMC operations had previously been reported as the Company’s mortgage banking segment.  All results have been removed from the Company’s continuing operations for all periods presented.  The results of SMC presented as discontinued operations in the Consolidated Statement of Operations are as follows:

Three months ended
March 31, 2005
(In thousands, except per share data)

NON-INTEREST INCOME
Net mortgage servicing fees	$ 50
Other income	93
Total Non-Interest Income	143

NON-INTEREST EXPENSE
Salaries and employee benefits	180
Net occupancy expense	50
Equipment expense	14
Professional fees	(20)
Supplies, postage, and freight	19
Miscellaneous taxes and insurance	(1)
Total Non-Interest Expense	242

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(99)
Benefit for income taxes	(34)
LOSS FROM DISCONTINUED OPERATIONS	$ (65)

PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
Basic:
Net loss	$0.00
Diluted:
Net loss	$0.00

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2006 FIRST QUARTER SUMMARY OVERVIEW… In the first quarter of 2006 AmeriServ Financial, Inc. began to focus its full attention and energies on the task of building a quality community bank and trust company.  In the first quarter there was no need for financial transactions related to structural impediments or other problems.  The first quarter 2006 net income was $540,000 or $0.02 per share and every dollar was earned from traditional community banking and trust activities.  This result was based on a few encouraging trends:

•

Average Loans grew in the first quarter by 5.7%.

•

Average Deposits also grew in the first quarter by 5.7%.

•

Net Interest Margin, a key measure for a community bank, improved by 45 basis points to 3.20% from the prior year first quarter and was essentially constant with the more recent fourth quarter 2005 performance during a flat yield curve environment.

•

Non-interest expenses dropped to $8.9 million and were at their lowest level since 2000 as expense controls were effective.  Looking forward, steps were taken to close operations of AmeriServ Associates, which will result in future non-interest expense savings.

•

The Trust Company surpassed all of its previous quarters and recorded a pre-tax profit margin of 36.2%.

These kind of positive trends show that the painful but necessary restructuring completed over the past two years is yielding positive results.

Additionally, two events of great consequence also mark the first quarter of 2006 as a special quarter for the Company.  On February 16 the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia terminated the Memorandum of Understanding under which the Company had been operating since 2003.  This termination is tangible evidence that the Company had dealt appropriately with each of the regulators’ criticisms.

The second event was also significant. On March 6 we received an unqualified opinion from the independent registered public accounting firm of Deloitte & Touche that management fairly stated its assessment of internal controls over financial reporting with the much-discussed Sarbanes-Oxley internal control standards.  This effort involved a company wide effort requiring over 3,900 hours during the full twelve months of 2005.  This unqualified opinion is further evidence of the progress that the Company has made over the past several years.

In summary, the balance sheet is now structured like that of a traditional community bank and the level of risk is diminished.  Capital ratios are at the highest levels in years.  As a result, in the first quarter of 2006, the senior management of the Company, with the full support of the Board, began the development of a new strategic plan for the Company.  This new plan will involve all segments of the Company and will aim to bring our financial performance to the proper level for this industry.

THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
FROM CONTINUING OPERATIONS:
Net income	$ 540	$ 898
Diluted earnings per share	0.02	0.05
Return on average equity (annualized)	2.59%	4.25%
FROM DISCONTINUED OPERATIONS:
Net loss	N/A	$ (65)
Diluted loss per share	N/A	(0.00)
TOTAL RESULTS:
Net income (loss)	$ 540	$ 833
Diluted earnings (loss) per share	0.02	0.04
Return on average equity (annualized)	2.59%	3.95%

N/A – Not Applicable

The Company reported net income of $540,000 or $0.02 per diluted share for the first quarter of 2006.  This compares to net income of $833,000 or $0.04 per diluted share for the first quarter of 2005.  Note that for comparative purposes the first quarter 2005 results included a one-time income tax benefit of $475,000.  There was no such tax benefit in the first quarter of 2006.  The key factors that caused a $176,000 increase in pre-tax income from continuing operations between the first quarter of 2006 and 2005 were increased non-interest income, reduced non-interest expense, and a consistent level of net interest income.  Also, there was no loss from discontinued operations in 2006 due to closure of the Company’s mortgage servicing operation in 2005.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the first quarter of 2006 to the first quarter of 2005 (in thousands, except percentages):

	Three months ended March 31, 2006	Three months ended March 31, 2005	$ Change	% Change
Interest income	$ 11,179	$ 11,691	$(512)	(4.4)%
Interest expense	4,887	5,396	(509)	(9.4)
Net interest income	$ 6,292	$ 6,295	$ (3)	-

Net interest margin	3.20%	2.75%	0.45	N/M

N/M - not meaningful

Overall, the Company generated a comparable level of net interest income from a smaller, but stronger balance sheet in the first quarter of 2006.  The Company’s net interest income in the first quarter of 2006 was essentially flat with the prior year first quarter as the benefits from an increased net interest margin offset a reduced level of earning assets.  Specifically, the net interest margin increased by 45 basis points to 3.20% while the level of average earning assets declined by $132 million or 14.4%.  Both of these items reflect the deleverage of high cost debt from the Company’s balance sheet which has resulted in lower levels of both borrowed funds and investment securities.  The Company’s net interest margin also benefited from increased loans in the earning asset mix as total loans outstanding averaged $549 million in the first quarter of 2006, a $30 million or 5.7% increase from the prior year first quarter. This loan growth occurred in the commercial loan portfolio as a result of successful new business development efforts.  Total deposits averaged $719 million in the first quarter of 2006, a $39 million or 5.7% increase from 2005 due largely to increased deposits from the trust company’s operations.  This deposit growth also allowed the Company to further reduce FHLB borrowings as these wholesale borrowings averaged only 5.7% of total assets in the first quarter of 2006 compared to 20.9% of total assets in the first quarter of 2005.

...COMPONENT CHANGES IN NET INTEREST INCOME... Regarding the separate components of net interest income, the Company's total interest income for the first quarter of 2006 decreased by $512,000 or 4.4% when compared to the same 2005 quarter. This decrease was due to a $132 million decline in average earning assets but was partially offset by a 60 basis point increase in the earning asset yield to 5.72%.  Within the earning asset base, the yield on the total loan portfolio increased by 34 basis points to 6.46% and reflects the higher interest rate environment in 2006 which has allowed the Company to book new loans at rates higher than those currently in the portfolio. The yield on the total investment securities portfolio increased by 11 basis points to 3.88% due to the repricing of variable rate securities in the higher rate environment.

The $132 million decline in the volume of average earning assets was due to a $161 million or 40.7% reduction in average investment securities partially offset by a $29.6 million increase in average loans.  The average investment securities decline in the first quarter of 2006 reflects the impact of the Company’s deleveraging and balance sheet repositioning strategies which began in the second half of 2004 and continued throughout 2005.  These repositioning strategies involved selling investment securities and using the proceeds to retire borrowings. The increase in average loans reflects successful commercial loan growth as the Company was able to generate new business.  This commercial loan growth led to a greater composition of loans in the earning asset mix that favorably impacted the Company’s net interest margin.

The Company's total interest expense for the first quarter of 2006 decreased by $509,000 or 9.4% when compared to the same 2005 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities. Total average interest bearing liabilities were $129 million lower in the first quarter of 2006 as we have deleveraged our balance sheet by reducing high cost FHLB debt and trust preferred securities over the past 18 months.  The average balance of total borrowings has decreased by $168 million or 72.8% from the first quarter of 2005.  The total cost of funds for the first quarter of 2006 did increase by 22 basis points to 2.92% and was due to the increased volume of deposits when compared to the first quarter 2005.  Specifically, total average deposits increased by $39.0 million or 5.7% compared to the first quarter of 2005, while the cost of interest bearing deposits increased by 65 basis points to 2.66%.  The increased cost of deposits reflects the higher short-term interest rate environment as well as a customer movement of funds from lower cost savings accounts into higher yielding certificates of deposit.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2006 and March 31, 2005 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do not include non-accrual loans, but interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of approximately 34% is used to compute tax-equivalent yields.

Three months ended March 31 (In thousands, except percentages)

		2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 548,975	$ 8,924	6.46%	$ 519,386	$ 7,983	6.12%
Deposits with banks	564	1	0.67	1,320	3	0.90
Investment securities – AFS	211,356	2,058	3.89	368,958	3,469	3.76
Investment securities – HTM	23,373	220	3.77	26,936	265	3.94
Total investment securities	234,729	2,278	3.88	395,894	3,734	3.77
Total interest earning assets/interest income	784,268	11,203	5.72	916,600	11,720	5.12
Non-interest earning assets:
Cash and due from banks	19,230			22,142
Premises and equipment	8,617			9,682
Assets of discontinued operations	-			1,832
Other assets	69,831			63,173
Allowance for loan losses	(9,069)			(9,867)
TOTAL ASSETS	$872,877			$1,003,562

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 55,804	$ 103	0.75%	$ 53,757	$ 42	0.32%
Savings	86,721	171	0.80	99,608	215	0.88
Money markets	175,733	1,259	2.91	144,895	610	1.71
Other time	295,951	2,493	3.42	277,080	1,978	2.90
Total interest bearing deposits	614,209	4,026	2.66	575,340	2,845	2.01
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	48,677	565	4.64	109,121	713	2.61
Advances from Federal Home Loan Bank	983	16	6.54	101,022	1,403	5.63
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	20,285	435	8.58
Total interest bearing liabilities/interest expense	676,954	4,887	2.92	805,768	5,396	2.70
Non-interest bearing liabilities:
Demand deposits	105,004			104,842
Liabilities of discontinued operations	-			636
Other liabilities	6,537			6,700
Stockholders' equity	84,382			85,616
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$872,877			$1,003,562
Interest rate spread			2.80			2.43
Net interest income/ net interest margin		6,316	3.20%		6,324	2.75%
Tax-equivalent adjustment		(24)			(29)
Net Interest Income		$ 6,292			$ 6,295

…..PROVISION FOR LOAN LOSSES..... The Company did not record a provision for loan losses in either the first quarter of 2006 or the first quarter of 2005 due to the Company’s continuing sound asset quality.  Non-performing assets have remained relatively stable in a range of $3.3 to $4.3 million for the past five quarters and ended the first quarter of 2006 at $4.2 million or 0.76% of total loans.  Net charge-offs in the first quarter of 2006 amounted to $117,000 or 0.09% of total loans which was up from the net charge-offs of $60,000 or 0.05% of total loans in the prior year first quarter.  The allowance for loan losses provided 215% coverage of non-performing assets at March 31, 2006 compared to 212% coverage at December 31, 2005, and 258% coverage at March 31, 2005.  The allowance for loan losses as a percentage of total loans amounted to 1.65% at March 31, 2006.

.....NON-INTEREST INCOME..... Non-interest income for the first quarter of 2006 totaled $3.2 million; a $94,000 or 3.0% increase from the first quarter 2005 performance.  Factors contributing to the net increase in non-interest income in 2006 included:

* a $169,000 or 11.5% increase in trust fees due to continued successful new business development efforts in both the union and traditional trust product lines. Trust assets under management totaled $1.67 billion at March 31, 2006.

* a $78,000 decrease in realized gains on investment security sales as there were no investment security sales executed in the first quarter of 2006.

* a $49,000 or 68.1% decrease in gains realized on loans sales into the secondary market due to weaker residential mortgage loan production in the first quarter of 2006.

* a $43,000 or 7.4% increase in service charges on deposit accounts due to increased checking service charges and overdraft penalty fees.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first quarter of 2006 totaled $8.9 million; an $85,000 decrease from the first quarter 2005 performance. Factors contributing to the net decrease in non-interest expense in 2006 included:

* other expenses decreased $81,000 as our continuing focus on containing costs has resulted in numerous expense reductions in categories such as telephone, advertising, collection costs and other real estate owned expense.

* miscellaneous taxes and insurance declined by $55,000 due largely to reduced premium costs for directors and officers insurance.

* salaries and employee benefits increased by $64,000 or 1.3% due to higher severance costs, pension expense and the cost associated with expensing options due to the adoption of FAS 123(R).

.....INCOME TAX EXPENSE..... The Company recorded a more typical income tax expense of $136,000 in the first quarter of 2006 or an effective tax rate of 20.1%.   The Company’s first quarter 2005 net income performance was favorably impacted by an income tax benefit.  Specifically in the first quarter of 2005, the Company lowered its income tax expense by $475,000 due to a reduction in reserves for prior year tax contingencies as a result of the successful conclusion of an IRS examination on several open tax years.

…..SEGMENT RESULTS.…. Retail banking’s net income contribution was $119,000 in the first three months of 2006.  The retail banking net income contribution is down from the same prior year period due to the income tax benefit in the first quarter of 2005 resulting from a reduction in reserves for prior year tax contingencies.  On a pre-tax basis, retail banking income increased by $65,000 due to reduced non-interest expenses and increased non-interest revenue.  This more than offset reduced net interest income contribution as a result of increased deposit costs and the flatter yield curve.

The trust segment’s net income contribution in the first three months of 2006 amounted to $435,000 which was up $134,000 from the prior year period.  Successful new business development in both traditional trust and the union related products caused revenues to increase while expenses were relatively consistent between periods.  Assets under management since December 31, 2005 increased by $63 million or 3.9% to $1.67 billion at March 31, 2006. The diversification of the revenue-generating divisions within the trust segment is also one of the primary reasons for its successful growth. The specialized union collective funds are expected to continue to be the growth leaders in both assets under administration and revenue production.  The union collective investment funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor.  The union funds have attracted several international labor unions as investors as well as many local unions from a number of states.  The value of assets in these union funds totaled $374 million at March 31, 2006.

The commercial lending segment increased its profitability in the first three months of 2006 by generating net income of $451,000 compared to $421,000 of net income earned in the first three months of 2005.  The improved performance in the first three months of 2006 was caused by increased revenue resulting from the greater level of commercial loans outstanding which more than offset higher non-interest expenses and an income tax benefit received in 2005.

The investment/parent segment reported a net loss of $457,000 in the first three months of 2006 which was greater than the net loss of $314,000 realized in the first three months of 2005. The increased loss between years was due to the reduced size of the investment portfolio, the flatter yield curve, and no gains from investment security sales in the first quarter of 2006.

.....BALANCE SHEET.....The Company's total consolidated assets were $876 million at March 31, 2006, compared with $880 million at December 31, 2005, which represents a decrease of only $4 million or 0.4%. This lower level of assets resulted primarily from a reduced level of investment securities as investment portfolio cash flow continued to be used to paydown borrowings in the first quarter of 2006.  The Company’s loans totaled $548 million at March 31, 2006, a decrease of $2 million or 0.4% from year-end due to several sizable commercial loan pay-offs that occurred late in the first quarter.   The Company’s deferred tax asset totaled $15.5 million at quarter-end and grew by $503,000 from December 31, 2005.

The Company’s deposits totaled $728 million at March 31, 2006, which was $15 million or 2.2% higher than December 31, 2005.  The deposit increase was due largely to increased certificate of deposits as customers have opted for this product given higher short-term interest rates.  Total borrowed funds decreased by $19 million due to the previously discussed strategy to reduce the Company’s borrowed funds with investment securities cash flow if this cash is not first needed to fund loans.  Total stockholders’ equity remained constant at $84 million at March 31, 2006 and December 31, 2005.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at March 31, 2006 of 10.36%.  The Company’s book value per share at March 31, 2006 was $3.81.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2006	2005	2005
Total loan delinquency (past
due 30 to 89 days)	$ 3,169	$4,361	$ 3,620
Total non-accrual loans	4,158	4,149	3,699
Total non-performing assets*	4,193	4,315	3,819
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.58%	0.79%	0.69%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	0.76	0.75	0.70
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.76	0.78	0.72

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

Loan delinquency as a percentage of total loans has remained below 1% for over two years and reflects the improved loan portfolio quality.  Non-performing assets have remained relatively stable in a range of $3.3 to $4.3 million for the past five quarters and ended the first quarter of 2006 at $4.2 million or 0.76% of total loans. The Company’s non-performing assets to total loans ratio was comparable with the 0.72% at March 31, 2005 to 0.76% at March 31, 2006.

While we are pleased with this consistency in asset quality, we continue to closely monitor the portfolio given the number of relatively large sized commercial loans within the portfolio.  As of March 31, 2006, the 25 largest credits represented 32.9% of total loans outstanding.  This portfolio characteristic combined with the limited seasoning of recent new loan production are some of the factors that the Company considered in maintaining an $883,000 general unallocated reserve within the allowance for loan losses at March 31, 2006.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2006	2005	2005
Allowance for loan losses	$9,026	$9,143	$9,856
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.65%	1.66%	1.87%
total delinquent loans
(past due 30 to 89 days)	284.82	209.65	272.27
total non-accrual loans	217.08	220.37	266.45
total non-performing assets	215.26	211.89	258.08

The allowance for loan losses provided 215% coverage of non-performing assets at March 31, 2006 compared to 212% coverage at December 31, 2005, and 258% coverage at March 31, 2005.  The allowance for loan losses to total loans ratio decreased to 1.65% since the prior year first quarter due to a drop in the size of the loan loss reserve combined with an increase in the level of total loans outstanding.

.....LIQUIDITY...... The Bank’s liquidity position has been sufficient during the last several years when the Bank was undergoing a turnaround and return to traditional community banking.  Our core deposit base has remained stable throughout this period and has been adequate to fund the Bank’s operations.  Neither the sales of investment securities nor the use of the proceeds from such sales and cash flow from prepayments and amortization of securities to redeem Federal Home Loan Bank advances has adversely affected the Bank’s liquidity.  The securities sold were pledged as collateral for FHLB borrowings, but the proceeds from the sale of securities were used to reduce FHLB advances and therefore these sales did not require that replacement securities be pledged and did not otherwise adversely affect Bank liquidity.  We expect that liquidity will continue to be adequate as we transform the balance sheet to one that is more loan dependent.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $1.4 million from December 31, 2005, to March 31, 2006, due to $6.6 million of cash used in operating activities and $3.8 million of cash used in financing activities.  This was offset by $8.9 million of cash provided by investing activities.  Within investing activities, cash provided by investment security maturities exceeded minimal purchases of new investment securities by $6.9 million.  Cash advanced for new loan fundings and purchases totaled $38.0 million and was $2.5 million lower than the $40.5 million of cash received from loan principal payments and sales.  Within financing activities, the Company experienced a net $15.3 million growth in deposits with these funds used to paydown short-term borrowings at the FHLB.  The Company also used the net cash provided from investment securities activities to paydown borrowings.

The Company used $254,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first three months of 2006.  This was $152,000 less than the cash used for this purpose in the prior year due to the retirement of $7.2 million of these securities as part of the third quarter 2005 balance sheet restructuring.   As a result of the successful $25.8 million private placement of common stock in the fourth quarter of 2004 and the $10.3 million private placement in the third quarter of 2005, the liquidity position of the Parent Company has improved significantly.  The parent company had $2.7 million of cash at March 31, 2006.

 Dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position, also provide ongoing cash to the parent.  Longer term, however, the resumption of a common dividend is dependent upon the subsidiary bank maintaining and improving profitability so that it can resume upstreaming dividends to the Parent Company. The subsidiary bank must first recoup $16.2 million in net losses that it incurred over the past two years before it can consider resuming dividend upstreams or wait until the first quarter of 2008 when these losses are no longer factored into the regulatory dividend upstream calculation.

.....CAPITAL RESOURCES..... The Company continues to be considered well capitalized as the asset leverage ratio was 10.36% and the Tier 1 capital ratio was 15.67% at March 31, 2006 compared to 9.77% and 17.16% at March 31, 2005.  The capital ratios also benefited from the $120 million shrinkage in the size of the balance sheet over the past twelve months.  Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At March 31, 2006, accumulated other comprehensive income (loss) amounted to ($4.9) million.  Additionally, the amortization of $216,000 of core deposit intangible assets has favorably increased tangible capital within the Tier I calculation in 2006.  We anticipate that we will continue to build our capital ratios during the remainder of 2006 through the retention of earnings and limited change in the overall size of the balance sheet.

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

Management places primary emphasis on simulation modeling to measure and manage interest rate risk.  The Company's asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/- 5.0% which include interest rate movements of 100 basis points.  Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates.  The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

100bp increase	2.7%	6.3%
100bp decrease	(1.8)%	(10.3)%

As indicated in the table, the third quarter 2005 balance sheet restructuring has sharply reduced the earnings volatility in the Company’s balance sheet.  Variability of net interest income is now positive in the 100 basis point upward rate shock due to the removal of the interest rate hedges and lower short-term FHLB borrowings.  The market value of portfolio equity increased by 6.3% in a 100 basis point upward rate shock due to increased value of the Company’s core deposit base.  The negative variability of net interest income in the 100 basis point down shock results from accelerated cash flows from mortgage backed securities and loans.  Negative variability of market value of portfolio equity occurred in a 100 basis point downward rate shock due to a reduced value for core deposits.

.....CONTRACTUAL OBLIGATIONS…..  The following table presents, as of March 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date.

		Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(In thousands)
Deposits without stated maturity	$ 421,799	$ -	$ -	$ -	$ 421,799
Certificates of deposit*	193,247	79,730	25,623	31,830	330,430
Borrowed funds*	46,470	109	138	1,315	48,032
Guaranteed junior subordinated deferrable interest debentures*	-	-	-	35,475	35,475
Lease commitments	906	1,488	526	607	3,527
Total	$ 662,422	$ 81,327	$ 26,287	$ 69,227	$ 839,263

*  Includes interest based upon interest rates in effect at March 31, 2006.  Future changes in market interest rates could materially affect contractual amounts to be paid.

.....OFF BALANCE SHEET ARRANGEMENTS….. The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $105.4 million and standby letters of credit of $9.6 million as of March 31, 2006. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities.  As of March 31, 2006, there were no interest rate contracts outstanding.

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

Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $6.8 million, or 75%, of the total allowance for credit losses at March 31, 2006 has been allotted to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors.  To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of March 31, 2006, we believe that all of the deferred tax assets recorded on our balance sheet, which are net of a $100,000 valuation allowance, will ultimately be recovered.

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

.....FORWARD LOOKING STATEMENT..... THE STRATEGIC FOCUS:

The stabilization of the Company in 2003 and the infusion of new capital in 2004 and 2005 have enabled the Board and management to complete the first significant Turnaround goal of restructuring the balance sheet into that of a traditional community bank.  The next step in the Turnaround is to attack financial performance with the same level of intensity that has been directed at balance sheet restructuring and regulatory compliance.  The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and our growing trust company.  The Company is coalescing around this next phase of the Turnaround and we believe that the Company has a solid franchise and can create greater institutional value.

The Company has re-affirmed its roots as a community bank. It has strengthened its core units: the Retail Bank, Commercial Lending and the Trust Company. It has contained and/or corrected its troubled units. The Company recognizes that it suffered from a lack of focus and poor execution. However, the speed with which the Company took steps to right itself in 2003 and the success of the private placement common stock offerings in 2004 and 2005 helped the Company address longstanding structural impediments.  Therefore, the future direction of AmeriServ Financial, Inc. will be highlighted by efforts to continue to strengthen our balance sheet, to control and leverage our non-interest expenses and to place strong emphasis on our three key business units.  The fundamental goal is to build an increasing level of net income from these core units.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This Statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions.  This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value over the award period.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The provisions of SFAS No. 123 (revised 2004) will be effective for the Company’s financial statements issued for annual periods beginning after June 15, 2005.  The Company adopted SFAS #123 (revised 2004) in the first quarter of 2006.  The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

On September 30, 2004, FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,“ which provides guidance for determining the meaning of the phrase “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method.  The guidance required that an investment which has declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity.  In September 2004, the FASB issued the proposed FSP Issue 03-1-a which was intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1.  On June 29, 2005 the FASB gave direction that the proposed FSP Issue 03-1-a be issued as final thus nullifying the paragraphs 10-18 of EITF 03-1.  The measurement, disclosure, and subsequent accounting for debt securities guidance, as well as the evaluation of whether a cost method investment (as defined in Issue 03-1) is impaired, would remain in effect.  Management continues to monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.  At March 31, 2006, gross unrealized losses on available for sale securities was $7.5 million.

.....QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..... The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of this M.D. & A.

.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2006, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls.  There have been no changes in AmeriServ Financial Inc.’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II     Other Information

Item 1.   Legal Proceedings

   There are no material proceedings to which the Company or any of our subsidiaries are a party or by which, to the Company’s’ knowledge, we, or any of our subsidiaries, are threatened.  All legal proceedings presently pending or threatened against the Company or our subsidiaries involve routine litigation incidental to our business or that of the subsidiary involved and are not material in respect to the amount in controversy.

Item 1A.   Risk Factors

   There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

   None

Item 3.   Defaults Upon Senior Securities

   None

Item 4.   Submission of Matters to a Vote of Security Holders

   None

Item 5.   Other Information

   None

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

AmeriServ Financial, Inc.
Registrant

Date: May 5, 2006	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: May 5, 2006	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

May 5, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AmeriServ Financial, Inc.

Johnstown, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These consolidated interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2006 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

May 5, 2006

 /s/Deloitte & Touche LLP

Pittsburgh, Pennsylvania

Exhibit 15.1

May 8, 2006

AmeriServ Financial, Inc.

P.O. Box 430

216 Franklin Street

Johnstown, Pennsylvania

We have made a review, in accordance with the standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim financial information of AmeriServ Financial, Inc. and subsidiaries for the three month periods ended March 31, 2006 and 2005, as indicated in our report dated May 5, 2006; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated by reference in the following Registration Statements:

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

4.  ASF’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for ASF and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to ASF, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: May 8, 2006	/s/Allan R. Dennison
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

4.  ASF’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for ASF and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to ASF, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: May 8, 2006	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

May 8, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

May 8, 2006