Form 10-Q
period 2006-06-30
AMERISERV FINANCIAL INC /PA/
filed 2006-08-07
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                   June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   X Yes    X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class

        Outstanding at August 1, 2006

Common Stock, par value $2.50

             22,147,196

per share

AmeriServ Financial, Inc.

      AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$ 24,033	$ 20,762
Interest bearing deposits	300	199
Investment securities:
Available for sale	188,808	201,569
Held to maturity (market value $20,878 on June 30, 2006 and $30,206 on December 31, 2005)	21,422	30,355
Loans held for sale	262	98
Loans	574,251	551,335
Less: Unearned income	629	831
Allowance for loan losses	8,874	9,143
Net loans	564,748	541,361
Premises and equipment, net	8,094	8,689
Accrued income receivable	4,183	4,125
Goodwill	9,544	9,544
Core deposit intangibles, net	2,271	2,703
Bank owned life insurance	32,156	31,640
Deferred tax asset	15,875	14,976
Assets related to discontinued operations	-	329
Other assets	15,912	13,826
TOTAL ASSETS	$ 887,608	$ 880,176

LIABILITIES
Non-interest bearing deposits	$ 106,123	$ 109,274
Interest bearing deposits	634,856	603,381
Total deposits	740,979	712,655

Other short-term borrowings	42,064	63,184
Advances from Federal Home Loan Bank	967	987
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	56,116	77,256
Liabilities related to discontinued operations	-	14
Other liabilities	6,282	5,777
TOTAL LIABILITIES	803,377	795,702

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,236,558 shares issued and 22,145,639 outstanding on June 30, 2006; 26,203,192 shares issued and 22,112,273 outstanding on December 31, 2005	65,591	65,508
Treasury stock at cost, 4,090,919 shares for both periods presented	(65,824)	(65,824)
Capital surplus	78,697	78,620
Retained earnings	11,344	10,236
Accumulated other comprehensive loss, net	(5,577)	(4,066)
TOTAL STOCKHOLDERS' EQUITY	84,231	84,474
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 887,608	$ 880,176

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 9,155	$ 8,105	$ 18,055	$ 16,059
Deposits with banks	8	1	9	4
Investment securities:
Available for sale	1,959	3,353	4,017	6,822
Held to maturity	292	253	512	518
Total Interest Income	11,414	11,712	22,593	23,403

INTEREST EXPENSE
Deposits	4,563	3,188	8,589	6,033
Other short-term borrowings	364	549	929	1,262
Advances from Federal Home Loan Bank	16	1,549	32	2,952
Guaranteed junior subordinated deferrable interest debentures	280	435	560	870
Total Interest Expense	5,223	5,721	10,110	11,117

NET INTEREST INCOME	6,191	5,991	12,483	12,286
Provision for loan losses	(50)	(275)	(50)	(275)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,241	6,266	12,533	12,561

NON-INTEREST INCOME
Trust fees	1,671	1,506	3,312	2,978
Net realized gains on investment securities	-	-	-	78
Net realized gains on loans held for sale	20	83	43	155
Service charges on deposit accounts	651	704	1,278	1,288
Bank owned life insurance	260	254	516	504
Other income	666	633	1,361	1,325
Total Non-Interest Income	3,268	3,180	6,510	6,328

NON-INTEREST EXPENSE
Salaries and employee benefits	4,612	4,680	9,427	9,431
Net occupancy expense	591	592	1,246	1,260
Equipment expense	631	622	1,270	1,261
Professional fees	859	938	1,654	1,761
Supplies, postage and freight	290	272	596	552
Miscellaneous taxes and insurance	407	447	821	916
FDIC deposit insurance expense	74	69	147	140
Amortization of core deposit intangibles	216	216	432	432
Other expense	1,097	1,070	2,042	2,096
Total Non-Interest Expense	$ 8,777	$ 8,906	$17,635	$17,849

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENTS OF OPERATIONS

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

Unaudited

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$ 732	$ 540	$ 1,408	$ 1,040
Provision (benefit) for income taxes	164	96	300	(302)
INCOME FROM CONTINUING OPERATIONS	568	444	1,108	1,342
LOSS FROM DISCONTINUED OPERATIONS NET OF TAX BENEFIT $(38) AND $(72) FOR 2005	-	(74)	-	(139)

NET INCOME	$ 568	$ 370	$ 1,108	$ 1,203

PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic net income	$ 0.03	$ 0.02	$ 0.05	$ 0.07
Diluted net income	0.03	0.02	0.05	0.07
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
Basic net loss	N/A	$ 0.00	N/A	$ (0.01)
Diluted net loss	N/A	0.00	N/A	(0.01)
PER COMMON SHARE DATA:
Basic:
Net income	$ 0.03	$ 0.02	$ 0.05	$ 0.06
Average shares outstanding	22,143	19,726	22,131	19,724
Diluted:
Net income	$ 0.03	$ 0.02	$ 0.05	$ 0.06
Average shares outstanding	22,153	19,765	22,139	19,762
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

N/A – Not Applicable

See accompanying notes to unaudited consolidated financial statements.

      AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
OPERATING ACTIVITIES
Net income	$ 1,108	$1,203
Loss from discontinued operations	-	(139)
Income from continuing operations	1,108	1,342
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Provision for loan losses	(50)	(275)
Depreciation expense	924	905
Amortization expense of core deposit intangibles	432	432
Net amortization of investment securities	338	818
Net realized gains on investment securities – available for sale	-	(78)
Net realized gains on loans held for sale	(43)	(155)
Amortization of deferred loan fees	(215)	(222)
Origination of mortgage loans held for sale	(5,227)	(12,000)
Sales of mortgage loans held for sale	4,801	11,221
Increase in accrued income receivable	(58)	(233)
Decrease (Increase) in accrued expense payable	210	(456)
Net increase in other assets	(2,357)	(1,486)
Net increase in other liabilities	789	738
Net cash provided by operating activities from continuing operations	652	551
Net cash used in operating activities from discontinued operations	-	(139)
Net cash provided by operating activities	652	412

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments -
available for sale	(4,400)	(30,828)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	14,553	32,719
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	8,877	2,008
Proceeds from sales of investment securities and
other short-term investments – available for sale	-	10,772
Long-term loans originated	(82,335)	(54,362)
Principal collected on long-term loans	61,255	55,756
Loans purchased or participated	(2,506)	(2,196)
Loans sold or participated	900	1,000
Net increase in other short-term loans	(131)	(423)
Purchases of premises and equipment	(329)	(611)
Net cash provided by (used in) investing activities	(4,116)	13,835

FINANCING ACTIVITIES
Net increase in deposit accounts	28,324	47,349
Net decrease in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(21,120)	(61,038)
Net principal repayments of advances from Federal Home Loan Bank and hedges	(20)	(19)
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(508)	(812)
Proceeds from dividend reinvestment, stock
purchase plan, and stock options exercised	160	62
Costs associated with private placement	-	(81)
Net cash provided by (used in) financing activities	6,836	(14,539)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING AND DISCONTINUED OPERATIONS	3,372	(292)
CASH AND CASH EQUIVALENTS AT JANUARY 1	20,961	20,573
CASH AND CASH EQUIVALENTS AT JUNE 30	$ 24,333	$20,281

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), AmeriServ Associates, Inc., (AmeriServ Associates) and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 22 locations in Pennsylvania.  Standard Mortgage Corporation of Georgia (SMC), a former wholly-owned subsidiary of the Bank, was a mortgage banking company whose business included the servicing of mortgage loans. The Company sold its remaining mortgage servicing rights in December 2004 and discontinued operations of this non-core business in 2005.  AmeriServ Associates was a registered investment advisory firm that provides investment portfolio and asset/liability management services to small and mid-sized financial institutions.  On March 3, 2006, the Company announced the decision to close this investment advisory subsidiary as it no longer fits the Company’s strategic direction.  Ameriserv Associates ceased normal operations in the second quarter 2006.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.  The Trust Company offers a complete range of trust and financial services and has $1.7 billion in assets under management.  The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.

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

3.

Accounting Policies

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140.  FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets.  This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities.  Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement.  The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006.   The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as unissued for earnings per share purposes. Options to purchase 283,907 and 141,095 shares of common stock were outstanding as of June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(In thousands, except per share data)
Numerator:
Income from continuing operations	$ 568	$ 444	$ 1,108	$ 1,342
Loss from discontinued operations	-	(74)	-	(139)
Net Income	$ 568	$ 370	$ 1,108	$ 1,203

Denominator:
Weighted average common shares
outstanding (basic)	22,143	19,726	22,131	19,724
Effect of stock options	10	39	8	38
Weighted average common shares
outstanding (diluted)	22,153	19,765	22,139	19,762

Earnings per share from
continuing operations:
Basic	$0.03	$0.02	$0.05	$0.07
Diluted	0.03	0.02	0.05	0.07

Loss per share from discontinued
operations:
Basic	N/A	$0.00	N/A	$(0.01)
Diluted	N/A	0.00	N/A	$(0.01)

Earnings per share:
Basic	$0.03	$0.02	$0.05	$0.06
Diluted	0.03	0.02	0.05	0.06

N/A – Not Applicable

5.

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (FAS) #123(R) “Share-Based Payment” using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with FAS #123(R).  As a result of this adoption the Company recognized $36,000 of pretax compensation expense for the first six months of 2006. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for the grants:  risk-free interest rates ranging from 3.41% to 4.70%; expected lives of 10 years; expected volatility ranging from 33.39% to 39.65%; and expected dividend yields of $0.  Prior to the adoption employee compensation expense under stock options was reported using the intrinsic value method.  The following pro forma information for the prior year first quarter regarding net income and earnings per share assumes stock options had been accounted for under the fair value method and the estimated fair value of the options is amortized to expense over the vesting period.  The additional disclosure requirements of FAS #123(R) have been omitted due to immateriality. The compensation expense, net of related tax, of $43,000 for the six months ended June 30, 2005, is included in the pro forma net income as reported below (in thousands, except per share data).

	Three months ended June 30,	Six months ended June 30,
	2005	2005
Net income, as reported	$ 370	$1,203
Less: Total stock-based compensation cost, net of taxes	21	43
Pro forma net income	$349	$1,160

Earnings per share:
Basic – as reported	$0.02	$0.06
Basic – pro forma	0.02	0.06
Diluted – as reported	0.02	0.06
Diluted – pro forma	0.02	0.06

6.

Comprehensive Loss

For the Company, comprehensive loss includes net income and unrealized holding gains and losses from available for sale investment securities.  The changes in other comprehensive income (loss) are reported net of income taxes, as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Net income	$ 568	$ 370	$ 1,108	$1,203

Other comprehensive income (loss), before tax:
Unrealized security gains (losses) on available for sale securities arising during period	(1,086)	3,366	(2,290)	(128)
Income tax effect	369	(1,144)	779	44
Reclassification adjustment for gains on available for sale securities included in net income	-	-	-	(78)
Income tax effect	-	-	-	26
Other comprehensive income (loss), net of tax:	(717)	2,222	(1,511)	(136)

Comprehensive income (loss)	$ (149)	$2,592	$ (403)	$1,067

7.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.  For the Parent Company, cash and cash equivalents also include short-term investments.  The Company made $4,000 in income tax payments in the first six months of 2006 as compared to $48,000 for the first six months of 2005.  Total interest expense paid amounted to $9,900,000 in 2006's first six months compared to $11,573,000 in the same 2005 period.

8.

Investment Securities

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

June 30, 2006		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 6,014	$ -	$ (246)	$ 5,768
U.S. Agency	60,574	-	(1,728)	58,846
U.S. Agency mortgage- backed securities	121,056	7	(6,645)	114,418
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	5,245	-	-	5,245
Other securities	4,500	31	-	4,531
Total	$197,389	$ 38	$ (8,619)	$ 188,808

Investment securities held to maturity (HTM):

June 30, 2006		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,253	$ -	$ (119)	$ 3,134
U.S. Agency	3,470	-	(146)	3,324
U.S. Agency mortgage-
backed securities	7,949	-	(279)	7,670
Other securities	6,750	-	-	6,750
Total	$ 21,422	$ -	$ (544)	$ 20,878

           Investment securities available for sale (AFS):

December 31, 2005		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 5,021	$ -	$ (180)	$ 4,841
U.S. Agency	59,335	12	(1,078)	58,269
U.S. Agency mortgage-
backed securities	131,981	2	(5,047)	126,936
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	6,988	-	-	6,988
Other securities	4,499	36	-	4,535
Total	$ 207,824	$ 50	$ (6,305)	$ 201,569

Investment securities held to maturity (HTM):

December 31, 2005		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,285	$ -	$ (49)	$ 3,236
U.S. Agency	11,484	-	(110)	11,374
U.S. Agency mortgage-
backed securities	8,836	20	(10)	8,846
Other securities	6,750	-	-	6,750
Total	$ 30,355	$ 20	$ (169)	$ 30,206

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  94.9% and 95.5% of the portfolio was rated "AAA" at June 30, 2006 and December 31, 2005, respectively.  Less than 1% of the portfolio was rated below “A” or unrated at June 30, 2006 and December 31, 2005.

There are 52 positions that are considered temporarily impaired at June30, 2006.  The following tables present information concerning investments with unrealized losses as of June 30, 2006 (in thousands):

Investment securities available for sale:

June 30, 2006	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 990	$ (6)	$ 4,778	$ (240)	$ 5,768	$ (246)
U.S. Agency	8,814	(34)	48,281	(1,694)	57,095	(1,728)
U.S. Agency mortgage-
backed securities	-	-	113,329	(6,645)	113,329	(6,645)
Total	$ 9,804	$ (40)	$166,388	$(8,579)	$176,192	$(8,619)

Investment securities held to maturity:

June 30, 2006	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$3,134	$ (119)	$ 3,134	$ (119)
U.S. Agency	3,324	(146)	-	-	3,324	(146)
U.S. Agency mortgage-
backed securities	6,478	(235)	1,192	(44)	7,670	(279)
Total	$ 9,802	$ (381)	$4,326	$ (163)	$14,128	$ (544)

Investment securities available for sale:

December 31, 2005	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$ 4,841	$ (180)	$ 4,841	$ (180)
U.S. Agency	20,267	(59)	30,554	(1,019)	50,821	(1,078)
U.S. Agency mortgage-
backed securities	4,449	(113)	122,330	(4,934)	126,779	(5,047)
Total	$ 24,716	$ (172)	$157,725	$(6,133)	$182,441	$(6,305)

Investment securities held to maturity:

December 31, 2005	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 2,157	$ (20)	$1,079	$ (29)	$ 3,236	$ (49)
U.S. Agency	3,450	(19)	7,924	(91)	11,374	(110)
U.S. Agency mortgage-
backed securities	1,274	(10)	-	-	1,274	(10)
Total	$ 6,881	$ (49)	$9,003	$ (120)	$15,884	$ (169)

Given the quality of the investment portfolio (greater than 94% rated AAA), the Company believes the unrealized losses that have existed for greater than 12 months are temporary in nature and resulted from interest rate movements.  Furthermore, the Company has the ability and intent to hold these securities until maturity or until they recover in value.

9.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Commercial	$ 84,220	$ 80,629
Commercial loans secured by real estate	266,896	249,204
Real estate – mortgage	203,606	201,111
Consumer	19,529	20,391
Total loans	574,251	551,335
Less: Unearned income	629	831
Loans, net of unearned income	$ 573,622	$ 550,504

Real estate-construction loans comprised 5.7%, and 5.5% of total loans, net of unearned income, at June 30, 2006 and December 31, 2005, respectively.  The Company has no direct credit exposure to foreign countries.

10.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Balance at beginning of period	$9,026	$9,856	$9,143	$9,893
Transfer from reserve for unfunded loan commitments	-	(23)	-	-
Charge-offs:
Commercial	(106)	-	(124)	(28)
Commercial loans secured by real estate	(1)	(59)	(2)	(59)
Real estate-mortgage	(25)	(10)	(58)	(55)
Consumer	(51)	(105)	(182)	(197)
Total charge-offs	(183)	(174)	(366)	(339)
Recoveries:
Commercial	31	38	51	63
Commercial loans secured by real estate	-	5	10	11
Real estate-mortgage	13	21	17	33
Consumer	37	32	69	94
Total recoveries	81	96	147	201

Net charge-offs	(102)	(78)	(219)	(138)
Provision for loan losses	(50)	(275)	(50)	(275)
Balance at end of period	$ 8,874	$9,480	$ 8,874	$9,480

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.07%	0.06%	0.08%	0.05%
Annualized provision for loan losses	(0.04)	(0.21)	(0.02)	(0.11)
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.55	1.81	1.55	1.81
Allowance as a percent of total classified loans	50.24	43.13	50.24	43.13
Total classified loans	$17,663	16,654	$17,663	$16,654

11.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	June 30, 2006	December 31, 2005
Non-accrual loans
Commercial	$ 3,295	$ 2,315
Commercial loans secured by real estate	190	318
Real estate-mortgage	571	1,070
Consumer	378	446
Total	4,434	4,149

Past due 90 days or more and still accruing
Consumer	2	31
Total	2	31

Other real estate owned
Real estate-mortgage	188	130
Consumer	1	5
Total	189	135

Total non-performing assets	$ 4,625	$ 4,315
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.81%	0.78%
Total restructured loans	$ -	$ 258

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

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income due in accordance
with original terms	$ 59	$ 51	$ 130	$105
Interest income recorded	-	-	-	(1)
Net reduction in interest income	$ 59	$51	$ 130	$104

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

The following table summarizes the interest rate swap transactions that impacted the Company’s year to date 2005 performance:

					Increase
2005		Fixed	Floating		(Decrease)
Hedge	Notional	Rate	Rate	Repricing	In Interest
Type	Amount	Received	Paid	Frequency	Expense

Fair value	$50,000,000	2.58%	2.70%	Quarterly	$ 63,043
Fair value	$50,000,000	5.89%	5.27%	Quarterly	(156,764)
					$ (93,721)

The Company had no interest rate swaps, caps, floors or swaptions outstanding as of June 30, 2006.

13.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at June 30, 2006, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 42,064	5.33%

Advances	2011 and after	967	6.45
Total advances		967	6.45

Total FHLB borrowings		$ 43,031	5.36%

The rate on Open Repo Plus advances can change daily, while the rate on the advances is fixed until the maturity of the advance.  All FHLB stock, along with an interest in certain mortgage loans and mortgage-backed securities with an aggregate statutory value equal to the amount of the advances, have been delivered as collateral to the FHLB of Pittsburgh to support these borrowings.

14.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of June 30, 2006, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	Actual			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 97,965	15.43%	$ 50,808	8.00%	$ 63,510	10.00%
Bank	89,831	14.30	50,239	8.00	62,799	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	90,011	14.17	25,404	4.00	38,106	6.00
Bank	81,965	13.05	25,119	4.00	37,679	6.00

Tier 1 Capital (to Average Assets)
Consolidated	90,011	10.54	34,168	4.00	42,710	5.00
Bank	81,965	9.70	33,807	4.00	42,258	5.00

15.

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

The contribution of the major business segments to the consolidated results of operations for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands, except ratios):

	Three months ended		Six months ended
	June 30, 2006		June 30, 2006		June 30, 2006
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,126	$ 294	$ 12,134	$ 413	$ 355,129
Commercial lending	1,976	626	3,758	1,077	317,730
Trust	1,749	449	3,476	884	2,995
Other fee based	(4)	(71)	106	(79)	1,524
Investment/Parent	(388)	(730)	(481)	(1,187)	210,230
Total	$ 9,459	$ 568	$ 18,993	$ 1,108	$ 887,608

	Three months ended		Six months ended
	June 30, 2005		June 30, 2005		June 30, 2005
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,368	$ 392	$ 12,585	$ 858	$ 345,886
Commercial lending	1,439	419	2,877	840	260,004
Trust	1,609	324	3,133	625	1,991
Other fee based	97	(14)	252	10	1,898
Investment/Parent	(342)	(677)	(233)	(991)	385,398
Total from continuing Operations	9,171	444	18,614	1,342	995,177
Total from discontinued Operations	120	(74)	232	(139)	1,609
Total	$ 9,291	$ 370	$ 18,846	$ 1,203	$ 996,786

16.

Commitments and Contingent Liabilities

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $92.7 million and standby letters of credit of $9.2 million as of June 30, 2006.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position or results of operation.

17.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2006 SECOND QUARTER SUMMARY OVERVIEW… The second quarter of 2006 marked the third consecutive quarter that AmeriServ (ASRV) reported increasing earnings with every dollar earned from traditional community banking activities.  ASRV reported second quarter net income of $569,000 or $0.03 per share.  To provide some perspective, this performance is 54% higher than the second quarter of 2005 and more than double the second quarter of 2004.  This result was based on some encouraging trends:

•

Loan outstandings have increased each quarter for four consecutive quarters.

•

Deposits have increased in five of the last six quarters.

•

Federal Home Loan Bank advances and short-term borrowings, which only a year ago represented more than 19% of total assets, now represent less than 5% of total assets.

•

Non-interest expenses (reflecting both continuing and discontinued operations) continue to decline with the first six months of 2006, $657,000 less than the comparable period in 2005 and over $1 million less than the comparable period in 2004.

•

The Trust Company reported another record quarter with a pre-tax profit margin of 37.13%.  The fair market value of trust assets closed the quarter at $1.68 billion.

Additionally as further proof of our commitment to return to basic community banking, ASRV announced plans to construct a new state of the art branch bank in Nanty Glo where the Company has provided a full range of banking services for over 45 years.

The termination of the regulatory Memorandum of Understanding in February 2006 permitted us to focus fully on our customers again.  Therefore, on June 30 we mailed a questionnaire to 6,970 of our retail customers asking their opinion of our service.  We want a report card from those we have promised to serve.  The results will be used as input to our strategic planning process.  It is our goal to finish this process by the end of the third quarter and we will be providing more information on the revised strategic plan later in 2006.

During the second quarter the Audit Committee of the Board retained S. R. Snodgrass of Wexford, Pennsylvania as the outside accountants replacing Deloitte & Touche.  Snodgrass specializes in community bank audits and brings a strong local focus to the assignment.  This change was just one part of a concerted effort throughout the Company to be certain that every professional advisor and every vendor provides the appropriate expertise and financial value for the restructured AmeriServ.

The current flat to inverted yield curve makes this a more difficult operating environment for community banks.  The continuing Federal Reserve rate increases are a challenge, the competition among local financial institutions is fierce, and ASRV continues to resist anything that resembles the kind of quick fixes that hurt the Company severely in the past.  But it remains the determination of the Company to focus on basic community banking.  It is our firm belief that there is a place in this market for a strong community bank which focuses on customer service and a trust company which provides a high performance alternative to the giant banks and investment houses.  We do not underestimate the challenges which exist in the long road ahead but we believe that there are beginning to be signs of progress appearing.

.

THREE MONTHS ENDED JUNE 30, 2006 VS. THREE MONTHS ENDED JUNE 30, 2005

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	June 30, 2006	June 30, 2005
FROM CONTINUING OPERATIONS:
Net income	$ 568	$ 444
Diluted earnings per share	0.03	0.02
Return on average equity (annualized)	2.71%	2.10%
FROM DISCONTINUED OPERATIONS:
Net loss	N/A	$ (74)
Diluted loss per share	N/A	(0.00)
TOTAL RESULTS:
Net income	$ 568	$ 370
Diluted earnings per share	0.03	0.02
Return on average equity (annualized)	2.71%	1.75%

N/A – Not Applicable

The Company reported net income of $568,000 or $0.03 per diluted share for the second quarter of 2006.  This compares to net income of $370,000 or $0.02 per diluted share for the second quarter of 2005.  The key factors that caused a $198,000 increase in income between the second quarter of 2006 and 2005 were a combination of increased revenues and reduced non-interest expenses. Also, there was no loss from discontinued operations in 2006 due to closure of the Company’s mortgage servicing operation in 2005.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the second quarter of 2006 to the second quarter of 2005 (in thousands, except percentages):

	Three months ended June 30, 2006	Three months ended June 30, 2005	Change	% Change
Interest income	$ 11,414	$ 11,712	$(298)	(2.5)%
Interest expense	5,223	5,721	(498)	(8.7)
Net interest income	$ 6,191	$5,991	$ 200	3.3

Net interest margin	3.16%	2.63%	0.53	N/M

N/M - not meaningful

The Company’s net interest income in the second quarter of 2006 increased by $200,000 from the prior year’s second quarter.  This improvement reflects the benefits from an increased net interest margin which more than offset a reduced level of earning assets.  Specifically, for the second quarter of 2006 the net interest margin increased by 53 basis points to 3.16% while the level of average earning assets declined by $131 million or 14.4%.  Both of these items reflect the deleverage of high cost debt from the Company’s balance sheet which has resulted in lower levels of both borrowed funds and investment securities.  The Company’s net interest margin also benefited from increased loans in the earning asset mix as total loans outstanding averaged $553 million in the second quarter of 2006, a 6.7% increase from the same 2005 period.  Total deposits averaged $733 million for the second quarter of 2006, a 3.0% increase from the same 2005 period due primarily to increased deposits from the trust company’s operations.  This deposit growth also allowed the Company to further reduce FHLB borrowings as these wholesale borrowings averaged only 3.4% of total assets in the second quarter of 2006 compared to 17.0% of total assets in the second quarter of 2005. Overall, the Company has been able to generate increased net interest income from a smaller but stronger balance sheet despite the negative impact resulting from a flatter yield curve in 2006.

...COMPONENT CHANGES IN NET INTEREST INCOME… Regarding the separate components of net interest income, the Company's total interest income for the second quarter of 2006 decreased by $298,000 or 2.5% when compared to the same 2005 quarter. This decrease was due to a $131 million decline in average earning assets but was partially offset by a 70 basis point increase in the earning asset yield to 5.84%.  Within the earning asset base, the yield on the total loan portfolio increased by 35 basis points to 6.55% and reflects the higher interest rate environment in 2006 which has allowed the Company to book new loans at rates higher than those currently in the portfolio. The yield on the total investment securities portfolio increased by 32 basis points to 4.01% due to the repricing of variable rate securities in the higher rate environment and reduced amortization expense on mortgage-backed securities.

The $131 million decline in the volume of average earning assets was due to a $166 million or 42.5% reduction in average investment securities partially offset by a $34.7 million increase in average loans.  The average investment securities decline in the second quarter of 2006 reflects the impact of the Company’s deleveraging and balance sheet repositioning strategies which began in the second half of 2004 and continued throughout 2005.  These repositioning strategies involved selling investment securities and using the proceeds to retire borrowings. The increase in average loans reflects successful commercial loan growth as the Company was able to generate new business.  This commercial loan growth led to a greater composition of loans in the earning asset mix that favorably impacted the Company’s net interest income and net interest margin.

The Company's total interest expense for the second quarter of 2006 decreased by $498,000 or 8.7% when compared to the same 2005 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities. Total average interest bearing liabilities were $126 million lower in the second quarter of 2006, as we have deleveraged our balance sheet by reducing high cost FHLB debt and trust preferred securities in the second half of 2005.  The average balance of total borrowings has decreased by $147 million or 77.5% from the second quarter of 2005.  The total cost of funds for the second quarter of 2006 did increase by 26 basis points to 3.13% and was due to the increased volume of deposits when compared to the second quarter 2005.  Specifically, total average deposits increased by $21.6 million or 3.0% compared to the second quarter of 2005, while the cost of interest bearing deposits increased by 81 basis points to 2.92%.  The increased cost of deposits reflects the higher short-term interest rate environment as well as a customer movement of funds from lower cost savings accounts into higher yielding certificates of deposit.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2006 and June 30, 2005 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do not include non-accrual loans, but interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended June 30 (In thousands, except percentages)

		2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 553,476	$ 9,178	6.55%	$ 518,735	$ 8,133	6.20%
Deposits with banks	645	8	4.93	524	1	0.75
Investment securities – AFS	199,279	1,959	3.93	365,177	3,353	3.67
Investment securities – HTM	25,533	292	4.57	25,895	253	3.69
Total investment securities	224,812	2,251	4.01	391,072	3,606	3.69
Total interest earning assets/interest income	778,933	11,437	5.84	910,331	11,740	5.14
Non-interest earning assets:
Cash and due from banks	18,549			20,290
Premises and equipment	8,307			9,523
Assets of discontinued operations	-			1,718
Other assets	69,191			61,513
Allowance for loan losses	(8,957)			(9,841)
TOTAL ASSETS	$866,023			$ 993,534

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 57,630	$ 149	1.04%	$ 54,089	$ 47	0.35%
Savings	85,886	168	0.78	99,410	214	0.86
Money markets	169,819	1,368	3.23	163,391	795	1.95
Other time	313,381	2,878	3.68	288,499	2,132	2.96
Total interest bearing deposits	626,716	4,563	2.92	605,389	3,188	2.11
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	28,570	364	5.05	68,212	549	3.18
Advances from Federal Home Loan Bank	972	16	6.46	101,011	1,549	6.15
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	20,285	435	8.58
Total interest bearing liabilities/interest expense	669,343	5,223	3.13	794,897	5,721	2.87
Non-interest bearing liabilities:
Demand deposits	106,512			106,234
Liabilities of discontinued operations	-			612
Other liabilities	6,156			6,959
Stockholders' equity	84,012			84,832
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$866,023			$ 993,534
Interest rate spread			2.72			2.27
Net interest income/ net interest margin		6,214	3.16%		6,019	2.63%
Tax-equivalent adjustment		(23)			(28)
Net Interest Income		$ 6,191			$ 5,991

…..PROVISION FOR LOAN LOSSES..... As a result of continued sound asset quality, the Company was able to reverse a small portion of its allowance for loan losses into earnings in the second quarter of 2006.  This loan loss provision benefit amounted to $50,000 in the second quarter of 2006 which was lower than a similar loan loss provision benefit of $275,000 reversed into earnings in the second quarter of 2005.  Non-performing assets have remained in a range of $3.3 to $4.6 million for the past six quarters and ended the second quarter of 2006 at $4.6 million or 0.81% of total loans.  Classified loans have declined from $20.2 million at December 31, 2005 to $17.7 million at June 30, 2006.  Net charge-offs in the second quarter of 2006 amounted to $102,000 or 0.07% of total loans which was up from the net charge-offs of $78,000 or 0.06% of total loans in the same prior year period.  The allowance for loan losses provided 192% coverage of non-performing assets at June 30, 2006 compared to 212% coverage at December 31, 2005.

.....NON-INTEREST INCOME..... Non-interest income for the second quarter of 2006 totaled $3.3 million; an $88,000 or 2.8% increase from the second quarter 2005 performance.  Factors contributing to the net increase in non-interest income in 2006 included:

* a $165,000 or 11.0% increase in trust fees due to continued successful new business development efforts in both the union and traditional trust product lines. Trust assets under management totaled $1.68 billion at June 30, 2006.

* a $63,000 or 75.9% decrease in gains realized on loans sales into the secondary market due to weaker residential mortgage loan production in the second quarter of 2006.

* a $53,000 or 7.5% decrease in service charges on deposit accounts due to fewer overdraft penalty fees.

.....NON-INTEREST EXPENSE..... Non-interest expense for the second quarter of 2006 totaled $8.8 million; a $129,000 or 1.4% decrease from the second quarter 2005 performance. This improved expense performance occurred despite the Company absorbing the final closure costs associated with AmeriServ Associates which approximated $100,000.   Factors contributing to the net decrease in non-interest expense in 2006 included:

* salaries and employee benefits decreased by $68,000 due primarily to 13 fewer full time equivalent employees in the second quarter of 2006.

* professional fees decreased $79,000 as a result of lower legal costs and recruitment fees.

* miscellaneous taxes and insurance declined by $40,000 due largely to reduced premium costs for directors and officers insurance.

SIX MONTHS ENDED JUNE 30, 2006 VS. SIX MONTHS ENDED JUNE 30, 2005

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
FROM CONTINUING OPERATIONS:
Net income	$ 1,108	$ 1,342
Diluted earnings per share	0.05	0.07
Return on average equity (annualized)	2.65%	3.18%
FROM DISCONTINUED OPERATIONS:
Net loss	N/A	$ (139)
Diluted loss per share	N/A	(0.01)
TOTAL RESULTS:
Net income	$ 1,108	$1,203
Diluted earnings per share	0.05	0.06
Return on average equity (annualized)	2.65%	2.85%

N/A – Not Applicable

The Company reported net income of $1.1 million or $0.05 per diluted share for the first six months of 2006.  This compares to net income of $1.2 million or $0.06 per diluted share for the first six months of 2005.  Note that for comparative purposes the first six months of 2005 results included a one-time income tax benefit of $475,000.  There was no such tax benefit in the first six months of 2006.  Also, there was no loss from discontinued operations in 2006 due to closure of the Company’s mortgage servicing operation in 2005.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first six months of 2006 to the first six months of 2005 (in thousands, except percentages):

	Six months ended June 30, 2006	Six months ended June 30, 2005	Change	% Change
Interest income	$ 22,593	$ 23,403	$ (810)	(3.5)%
Interest expense	10,110	11,117	(1,007)	(9.1)
Net interest income	$ 12,483	$12,286	$ 197	1.6

Net interest margin	3.18%	2.69%	0.49	N/M

N/M - not meaningful

The Company’s net interest income in the first six months of 2006 increased by $197,000 when compared to the first six months of 2005.  This improvement reflects the benefits from an increased net interest margin which more than offset a reduced level of earning assets.  Specifically, for the first six months of 2006 the net interest margin increased by 49 basis points to 3.18% while the level of average earning assets declined by $132 million or 14.4%.  Both of these items reflect the deleverage of high cost debt from the Company’s balance sheet which has resulted in lower levels of both borrowed funds and investment securities.  The Company’s net interest margin also benefited from increased loans in the earning asset mix as total loans outstanding averaged $551 million in the first six months of 2006 a 6.2% increase from the same 2005 period. This loan growth was most evident in the commercial loan portfolio.  Total deposits averaged $726 million for the first six months of 2006, a 4.4% increase from the same 2005 period due primarily to increased deposits from the trust company’s operations and increased certificates of deposit.

...COMPONENT CHANGES IN NET INTEREST INCOME… Regarding the separate components of net interest income, the Company's total interest income for the first six months of 2006 decreased by $810,000 or 3.5% when compared to the same 2005 period. This decrease was due to a $132 million decline in average earning assets but was partially offset by a 64 basis point increase in the earning asset yield to 5.77%.  Within the earning asset base, the yield on the total loan portfolio increased by 35 basis points to 6.51% and the yield on the total investment securities portfolio increased by 13 basis points to 3.89%.  Both of these increases reflect the higher interest rate environment in 2006 as the Federal Reserve has increased short-term interest rates by 175 basis points over the past year.  Note the higher yields also reflect the upward repricing of floating rate assets.

The $132 million decline in the volume of average earning assets was due to a $164 million or 41.6% reduction in average investment securities partially offset by a $32.2 million increase in average loans.  Commercial loan growth led to a greater composition of loans in the earning asset mix that favorably impacted the Company’s net interest income and net interest margin.

The Company's total interest expense for the first six months of 2006 decreased by $1.0 million or 9.1% when compared to the same 2005 period.  This reduction in interest expense was due to a lower volume of interest bearing liabilities. Total average interest bearing liabilities were $127 million lower in the first six months of 2006 as we have deleveraged our balance sheet by reducing high cost FHLB debt and trust preferred securities in the second half of 2005.  The lower balance of guaranteed junior subordinated deferrable interest debentures favorably reduced interest expense by $310,000 in the first half of 2006.  The total cost of funds for the first six months of 2006 did increase by 24 basis points to 3.02% and was due to the increased volume of deposits when compared to the first six months of 2005.  Specifically, total average deposits increased by $30.3 million or 4.4% compared to the first six months of 2005, while the cost of interest bearing deposits increased by 73 basis points to 2.79%.  The increased cost of deposits reflects the higher short-term interest rate environment as well as a customer movement of funds from lower cost savings accounts into higher yielding certificates of deposit.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2006 and June 30, 2005.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 21.

Six months ended June 30 (In thousands, except percentages)

		2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 551,225	$18,102	6.51%	$ 519,060	$ 16,116	6.16%
Deposits with banks	726	9	4.68	922	4	0.88
Investment securities – AFS	201,821	4,017	3.98	367,067	6,822	3.75
Investment securities – HTM	27,828	512	3.68	26,416	518	3.92
Total investment securities	229,649	4,529	3.89	393,483	7,340	3.76
Total interest earning assets/interest income	781,600	22,640	5.77	913,465	23,460	5.13
Non-interest earning assets:
Cash and due from banks	18,889			21,216
Premises and equipment	8,462			9,603
Assets of discontinued operations	-			1,775
Other assets	69,512			62,343
Allowance for loan losses	(9,013)			(9,854)
TOTAL ASSETS	$869,450			$998,548

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 56,717	$ 252	0.90%	$ 53,923	$ 89	0.33%
Savings	86,022	339	0.79	99,509	429	0.87
Money markets	172,776	2,627	3.07	154,142	1,405	1.84
Other time	304,948	5,371	3.55	282,791	4,110	2.93
Total interest bearing deposits	620,463	8,589	2.79	590,365	6,033	2.06
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	38,623	929	4.78	88,666	1,262	2.83
Advances from Federal Home Loan Bank	977	32	6.50	101,017	2,952	5.89
Guaranteed junior subordinated deferrable interest debentures	13,085	560	8.57	20,285	870	8.58
Total interest bearing liabilities/interest expense	673,148	10,110	3.02	800,333	11,117	2.78
Non-interest bearing liabilities:
Demand deposits	105,758			105,538
Liabilities of discontinued operations	-			624
Other liabilities	6,347			6,829
Stockholders' equity	84,197			85,224
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$869,450			$998,548
Interest rate spread			2.75			2.35
Net interest income/ net interest margin		12,530	3.18%		12,343	2.69%
Tax-equivalent adjustment		(47)			(57)
Net Interest Income		$12,483			$ 12,286

…..PROVISION FOR LOAN LOSSES..... As a result of continued sound asset quality, the Company was able to reverse a small portion of its allowance for loan losses into earnings in the first six months of 2006.  This loan loss provision benefit amounted to $50,000 in the first six months of 2006 which was $225,000 lower than a similar loan loss provision benefit of $275,000 reversed into earnings in the first six months of 2005.  Net charge-offs in the first six months of 2006 amounted to $219,000 or 0.08% of total loans which was up from the net charge-offs of $138,000 or 0.05% of total loans in the same prior year period.  The allowance for loan losses as a percentage of total loans amounted to 1.55% at June 30, 2006 compared to 1.66% at December 31, 2005.

.....NON-INTEREST INCOME..... Non-interest income for the first six months of 2006 totaled $6.5 million; an $182,000 or 2.9% increase from the first six months of 2005 performance.  Factors contributing to the net increase in non-interest income in 2006 included:

* a $334,000 or 11.2% increase in trust fees due to continued successful new business development efforts in both the union and traditional trust product lines.

* a $78,000 decrease in realized gains on investment security sales as there were no investment security sales executed in the first six months of 2006.

* a $112,000 decrease in gains realized on loans sales into the secondary market due to weaker residential mortgage loan production in the first six months of 2006. Overall, there were $6.4 million fewer loans sold into the secondary market in the first half of 2006 when compared to the first half of 2005.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first six months of 2006 totaled $17.6 million; a $214,000 or 1.2% decrease from the first six months 2005 performance. Factors contributing to the net decrease in non-interest expense in 2006 included:

* other expenses decreased $54,000 as our continuing focus on containing costs has resulted in numerous expense reductions in categories such as telephone, advertising, collection costs and other real estate owned expense.

* professional fees decreased by $107,000 or 6.1% due to lower legal costs and recruitment fees.

* miscellaneous taxes and insurance declined by $95,000 due largely to reduced premium costs for directors and officers insurance.

.....INCOME TAX EXPENSE..... The Company recorded an income tax expense of $300,000 in the first six months of 2006 which reflects an estimated effective tax rate of approximately 21.3%. This is higher than the Company’s 2005 income tax expense as the prior year performance was favorably impacted by an income tax benefit.  Specifically in the first six months of 2005, the Company lowered its income tax expense by $475,000 due to a reduction in reserves for prior year tax contingencies as a result of the successful conclusion of an IRS examination on several open tax years.

…..SEGMENT RESULTS.…. Retail banking’s net income contribution was $413,000 in the first six months of 2006 and $294,000 in the second quarter of 2006.  The retail banking net income contribution is down from the same prior year periods due to reduced net interest income contribution as a result of increased deposit costs and the large income tax benefit in the first six months of 2005 resulting from a reduction in reserves for prior year tax contingencies.  These items more than offset the positive impact of reduced non-interest expenses in retail banking resulting from a diligent focus on cost control.

The trust segment’s net income contribution in the first six months of 2006 amounted to $884,000 which was up $259,000 from the prior year period.  Second quarter 2006 trust net income was $449,000 which was $125,000 higher than the second quarter 2005.  Successful new business development in both traditional trust and the union related products caused revenues to increase in 2006 while expenses were relatively consistent between periods. The fair value of trust assets since December 31, 2005 increased by $73 million or 4.5% to $1.68 billion at June 30, 2006. The diversification of the revenue-generating divisions within the trust segment is also one of the primary reasons for its successful growth. The specialized union collective funds are expected to continue to be a unique growth niche for the trust company.  The union collective investment funds, namely the ERECT and BUILD Funds, are designed to invest union pension dollars in construction projects that utilize union labor.  The union funds have attracted several international labor unions as investors as well as many local unions from a number of states.  The value of assets in these union funds totaled $379 million at June 30, 2006.

The commercial lending segment increased its profitability in the first six months of 2006 by generating net income of $1.1 million compared to $840,000 of net income earned in the first six months of 2005.  Similar improvement was noted in the second quarter of 2006 as commercial lending increased its profitability to $626,000 compared to $419,000 for the second quarter of 2005.  The improved performance for both periods was caused by increased revenue resulting from the greater level of commercial loans outstanding.  This more than offset higher non-interest expenses and a lower negative loan loss provision in 2006.

The investment/parent segment reported a net loss of $1.2 million in the first six months of 2006 which was greater than the net loss of $991,000 realized in the first six months of 2005. The second quarter 2006 net loss was $730,000 compared to a net loss of $677,000 in the second quarter of 2005.  The increased loss between years was due to the reduced size of the investment portfolio, the flatter yield curve, and no gains from investment security sales in the first six months of 2006.  The $79,000 loss in the other fee based segment reflects $100,000 of closure costs for AmeriServ Associates which ceased operations in the second quarter of 2006 due to the Company’s strategic decision to exit this business.

.....BALANCE SHEET.....The Company's total consolidated assets were $888 million at June 30, 2006, compared with $880 million at December 31, 2005, which represents an increase of $7.4 million or 0.8%. This higher level of assets resulted primarily from an increased level of loans in 2006.  Specifically, the Company’s loans totaled $574 million at June 30, 2006, an increase of $23.3 million or 4.2% from year-end due to commercial loan growth in the first six months of 2006. Investment securities declined by $22 million so far in 2006 as investment portfolio cash flow continued to be used to paydown borrowings.  The Company’s deferred tax asset totaled $15.9 million at quarter-end and grew by $899,000 from December 31, 2005.

The Company’s deposits totaled $741 million at June 30, 2006, which was $28 million or 4.0% higher than December 31, 2005.  The deposit increase was due largely to increased certificates of deposit as customers have opted for this product given higher short-term interest rates.  Total borrowed funds decreased by $21 million due to the previously discussed strategy to reduce the Company’s borrowed funds with investment securities cash flow if this cash is not first needed to fund loans.  Total stockholders’ equity remained constant at $84 million at June 30, 2006 and December 31, 2005.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at June 30, 2006 of 10.54%.  The Company’s book value per share at June 30, 2006 was $3.80.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2006	2005	2005
Total loan delinquency (past
due 30 to 89 days)	$ 2,545	$4,361	$ 3,965
Total non-accrual loans	4,434	4,149	3,203
Total non-performing assets*	4,625	4,315	3,334
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.44%	0.79%	0.76%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	0.77	0.75	0.61
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.81	0.78	0.64

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

Loan delinquency as a percentage of total loans has remained below 1% for over two years and reflects the improved loan portfolio quality.  Non-performing assets have remained in a range of $3.3 to $4.6 million for the past five quarters and ended the second quarter of 2006 at $4.6 million or 0.81% of total loans which was up modestly from the December 31, 2006 amount.

While we are pleased with this consistency in asset quality, we continue to closely monitor the portfolio given the number of relatively large sized commercial loans within the portfolio.  As of June 30, 2006, the 25 largest credits represented 34.9% of total loans outstanding.  This portfolio characteristic combined with the limited seasoning of recent new loan production are some of the factors that the Company considered in maintaining an $826,000 general unallocated reserve within the allowance for loan losses at June 30, 2006.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2006	2005	2005
Allowance for loan losses	$8,874	$9,143	$9,480
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.55%	1.66%	1.81%
total delinquent loans
(past due 30 to 89 days)	348.68	209.65	239.09
total non-accrual loans	200.14	220.37	295.97
total non-performing assets	191.87	211.89	284.34

The allowance for loan losses provided 192% coverage of non-performing assets at June 30, 2006 compared to 212% coverage at December 31, 2005, and 284% coverage at June 30, 2005.  The allowance for loan losses to total loans ratio decreased to 1.55% since the prior year second quarter due to a drop in the size of the loan loss reserve combined with an increase in the level of total loans outstanding.

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

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $3.4 million from December 31, 2005, to June 30, 2006, due to $6.8 million of cash provided by financing activities and $652,000 of cash provided by operating activities.  This was offset by $4.1 million of cash used in investing activities.  Within investing activities, cash provided by investment security maturities exceeded minimal purchases of new investment securities by $19.0 million.  Cash advanced for new loan fundings and purchases totaled $90.1 million and was $23.1 million greater than the $67.0 million of cash received from loan principal payments and sales.  Within financing activities, the Company experienced a net $28.3 million growth in deposits with these funds used to fund the previously mentioned loan growth.  The Company also used the net cash provided from investment securities activities to paydown borrowings.

The Company used $508,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first six months of 2006.  This was $304,000 less than the cash used for this purpose in the prior year due to the retirement of $7.2 million of these securities as part of the third quarter 2005 balance sheet restructuring.   As a result of the successful $25.8 million private placement of common stock in the fourth quarter of 2004 and the $10.3 million private placement in the third quarter of 2005, the liquidity position of the Parent Company has improved significantly.  The parent company had $2.8 million of cash at June 30, 2006.

Dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position, also provide ongoing cash to the parent.  Longer term, however, the resumption of a common dividend is dependent upon the subsidiary bank maintaining and improving profitability so that it can resume upstreaming dividends to the Parent Company. The subsidiary bank must first recoup $15.7 million in net losses that it incurred over the past two years before it can consider resuming dividend upstreams or wait until the first quarter of 2008 when these losses are no longer factored into the regulatory dividend upstream calculation.

.....CAPITAL RESOURCES..... The Company continues to be considered well capitalized as the asset leverage ratio was 10.54% and the Tier 1 capital ratio was 14.17% at June 30, 2006 compared to 9.92% and 16.20% at June 30, 2005.  The capital ratios also benefited from the $109 million shrinkage in the size of the balance sheet over the past twelve months.  Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At June 30, 2006, accumulated other comprehensive income (loss) amounted to ($5.6) million.  Additionally, the amortization of $432,000 of core deposit intangible assets has favorably increased tangible capital within the Tier I calculation in 2006.  We anticipate that we will continue to build our capital ratios during the remainder of 2006 through the retention of earnings and limited change in the overall size of the balance sheet.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

100bp increase	2.2%	6.2%
100bp decrease	(0.1)%	(9.7)%

As indicated in the table, the third quarter 2005 balance sheet restructuring has sharply reduced the earnings volatility in the Company’s balance sheet.  Variability of net interest income is now positive in the 100 basis point upward rate shock due to the removal of the interest rate hedges and lower short-term FHLB borrowings.  The market value of portfolio equity increased by 6.2% in a 100 basis point upward rate shock due to increased value of the Company’s core deposit base.  Negative variability of market value of portfolio equity occurred in a 100 basis point downward rate shock due to a reduced value for core deposits.

.....OFF BALANCE SHEET ARRANGEMENTS….. The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $92.7 million and standby letters of credit of $9.2 million as of June 30, 2006.

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

Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $6.6 million, or 74%, of the total allowance for credit losses at June 30, 2006 has been allotted to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors.  To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of June 30, 2006, we believe that all of the deferred tax assets recorded on our balance sheet, which are net of a $100,000 valuation allowance, will ultimately be recovered.

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

.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2006, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic filings under the Exchange Act.

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

   None

Item 3.   Defaults Upon Senior Securities

   None

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of AMERISERV FINANCIAL, Inc. was held on April 25, 2006.  The result of the item submitted for a vote was as follows:

	Number of Votes	% of Total
	Cast for Class II	Outstanding
	Director	Shares Voted

J. Michael Adams, Jr.	14,733,029	93.9
Edward J. Cernic, Sr.	14,700,280	93.7
Margaret A. O’Malley	14,764,078	94.1
Mark E. Pasquerilla	14,709,322	93.7
Thomas C. Slater	14,662,020	93.4

Item 5.   Other Information

   None

Item 6.     Exhibits

3.1	Articles of Incorporation as amended on January 3, 2005, exhibit 3.1 to 2004 Form 10-K filed on March 10, 2005

3.2	Bylaws, Exhibit 3.2 to the Registrant’s Form 8-K filed January 26, 2005.

15.1	Report of S.R. Snodgrass, A.C. regarding unaudited interim financial statement information.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: August 3, 2006	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: August 3, 2006	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

August 3, 2006

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

The Audit Committee of the Company's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the Independent Registered Public Accounting Firm to discuss audit, financial reporting, and related matters.  S.R. Snodgrass, A.C. and the Company's internal auditors have direct access to the Audit Committee.

/s/Allan R. Dennison	/s/Jeffrey A. Stopko
Allan R. Dennison	Jeffrey A. Stopko
President &	Senior Vice President &
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Ameriserv Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of Ameriserv Financial, Inc. and its consolidated subsidiaries as of June 30, 2006, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2006, and the consolidated statement of cash flows for the six-month period ended June 30, 2006.  These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The financial statements of Ameriserv Financial, Inc. as of December 31, 2005, and for the year then ended, were audited by other auditors whose report, dated March 6, 2006, expressed an unqualified opinion on those financial statements.

/s/ S.R. Snodgrass, A.C.

Wexford, PA

July 14, 2006

Exhibit 15.1

August 3, 2006

Ameriserv Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of Ameriserv Financial, Inc. for the period ended June 30, 2006, as indicated in our report dated July 14, 2006; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated by reference in the following Registration Statements:

Registration Statement No. 33-56604 on Form S-3

Registration Statement No. 33-53935 on Form S-8

Registration Statement No. 33-55207 on Form S-8

Registration Statement No. 33-55211 on Form S-8

Registration Statement No. 333-67600 on Form S-8

Registration Statement No. 333-50225 on Form S-3

Registration Statement No. 333-121215 on Form S-3

Registration Statement No. 333-129009 on Form S-3

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Sincerely,

/s/ S.R. Snodgrass, A.C.

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

Date: August 7, 2006	/s/Allan R. Dennison
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

Date: August 7, 2006	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

August 7, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

August 7, 2006