Form 10-Q
period 2006-09-30
AMERISERV FINANCIAL INC /PA/
filed 2006-11-06
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                September 30, 2006

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

               Class

        Outstanding at November 1, 2006

Common Stock, par value $2.50

             22,153,041

per share

AmeriServ Financial, Inc.

      AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$ 18,070	$ 20,762
Interest bearing deposits	569	199
Total cash and cash equivalents	18,639	20,961
Investment securities:
Available for sale	188,049	201,569
Held to maturity (market value $20,793 on September 30, 2006 and $30,206 on December 31, 2005)	20,997	30,355
Loans held for sale	206	98
Loans	580,940	551,335
Less: Unearned income	586	831
Allowance for loan losses	8,302	9,143
Net loans	572,052	541,361
Premises and equipment, net	8,073	8,689
Accrued income receivable	4,120	4,125
Goodwill	9,544	9,544
Core deposit intangibles, net	2,055	2,703
Bank owned life insurance	31,993	31,640
Deferred tax asset	14,812	14,976
Assets related to discontinued operations	-	329
Other assets	12,297	13,826
TOTAL ASSETS	$ 882,837	$ 880,176

LIABILITIES
Non-interest bearing deposits	$ 100,310	$ 109,274
Interest bearing deposits	643,377	603,381
Total deposits	743,687	712,655

Other short-term borrowings	30,993	63,184
Advances from Federal Home Loan Bank	956	987
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	45,034	77,256
Liabilities related to discontinued operations	-	14
Other liabilities	7,328	5,777
TOTAL LIABILITIES	796,049	795,702

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,241,686 shares issued and 22,150,767 outstanding on September 30, 2006; 26,203,192 shares issued and 22,112,273 outstanding on December 31, 2005	65,604	65,508
Treasury stock at cost, 4,090,919 shares for both periods presented	(65,824)	(65,824)
Capital surplus	78,725	78,620
Retained earnings	11,988	10,236
Accumulated other comprehensive loss, net	(3,705)	(4,066)
TOTAL STOCKHOLDERS' EQUITY	86,788	84,474
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 882,837	$ 880,176

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 9,677	$ 8,200	$ 27,732	$ 24,259
Deposits with banks	8	-	17	4
Investment securities:
Available for sale	1,926	3,035	5,943	9,857
Held to maturity	284	238	796	756
Total Interest Income	11,895	11,473	34,488	34,876

INTEREST EXPENSE
Deposits	5,143	3,290	13,732	9,323
Other short-term borrowings	357	749	1,286	2,011
Advances from Federal Home Loan Bank	16	1,542	48	4,494
Guaranteed junior subordinated deferrable interest debentures	280	434	840	1,304
Total Interest Expense	5,796	6,015	15,906	17,132

NET INTEREST INCOME	6,099	5,458	18,582	17,744
Provision for loan losses	____-	__100	(50)	(175)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,099	5,358	18,632	17,919

NON-INTEREST INCOME
Trust fees	1,603	1,586	4,915	4,564
Net realized losses on investment securities	-	(2,577)	-	(2,499)
Net realized gains on loans held for sale	26	27	69	182
Service charges on deposit accounts	645	723	1,923	2,011
Bank owned life insurance	428	256	944	760
Other income	545	643	1,906	1,968
Total Non-Interest Income	3,247	658	9,757	6,986

NON-INTEREST EXPENSE
Salaries and employee benefits	4,600	4,804	14,027	14,235
Net occupancy expense	573	609	1,819	1,869
Equipment expense	529	620	1,799	1,881
Professional fees	791	1,483	2,445	3,244
Supplies, postage and freight	293	319	889	871
Miscellaneous taxes and insurance	388	449	1,209	1,365
FDIC deposit insurance expense	22	76	169	216
Amortization of core deposit intangibles	216	216	648	648
FHLB and interest rate swap prepayment penalties	-	12,287	-	12,287
Other expense	1,152	1,415	3,194	3,511
Total Non-Interest Expense	$ 8,564	$22,278	$26,199	$40,127

CONTINUED ON NEXT PAGE

CONSOLIDATED STATEMENTS OF OPERATIONS

CONTINUED FROM PREVIOUS PAGE

(In thousands, except per share data)

Unaudited

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$ 782	$(16,262)	$ 2,190	$ (15,222)
Provision (benefit) for income taxes	139	(5,689)	439	(5,991)
INCOME (LOSS) FROM CONTINUING OPERATIONS	643	(10,573)	1,751	(9,231)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAX PROVISION (BENEFIT) $5 AND $(67) FOR 2005	-	_____9	-	(130)

NET INCOME (LOSS)	$ 643	$(10,564)	$ 1,751	$ (9,361)

PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic net income (loss)	$ 0.03	$ (0.53)	$ 0.08	$ (0.47)
Diluted net income (loss)	0.03	(0.53)	0.08	(0.47)
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
Basic net loss	N/A	$ 0.00	N/A	$ (0.01)
Diluted net loss	N/A	0.00	N/A	(0.01)
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$ 0.03	$ (0.53)	$ 0.08	$ (0.47)
Average shares outstanding	22,148	19,785	22,137	19,744
Diluted:
Net income (loss)	$ 0.03	$ (0.53)	$ 0.08	$ (0.47)
Average shares outstanding	22,156	19,785	22,145	19,744
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

N/A – Not Applicable

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
OPERATING ACTIVITIES
Net income (loss)	$ 1,751	$(9,361)
Loss from discontinued operations	-	(130)
Income (loss) from continuing operations	1,751	(9,231)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Provision for loan losses	(50)	(175)
Depreciation expense	1,288	1,335
Amortization expense of core deposit intangibles	648	649
Net amortization of investment securities	466	1,401
Net realized losses on investment securities – available for sale	-	2,499
Loss on prepayment of interest rate swaps	-	5,825
Net realized gains on loans held for sale	(69)	(182)
Amortization of deferred loan fees	(291)	(314)
Origination of mortgage loans held for sale	(8,698)	(15,286)
Sales of mortgage loans held for sale	8,384	14,899
Decrease in accrued income receivable	5	444
Decrease (Increase) in accrued expense payable	680	(1,051)
Net decrease (increase) in other assets	1,476	(14,119)
Net increase in other liabilities	1,619	1,911
Net cash provided by (used in) operating activities from continuing operations	7,209	(11,395)
Net cash used in operating activities from discontinued operations	-	(130)
Net cash provided by (used in) operating activities	7,209	(11,525)

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments - available for sale	(7,166)	(31,828)
Purchases of investment securities and other short-term investments - held to maturity	(1,500)	-
Proceeds from maturities of investment securities and
other short-term investments – available for sale	20,748	45,225
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	10,885	3,250
Proceeds from sales of investment securities and
other short-term investments – available for sale	-	127,456
Long-term loans originated	(120,121)	(85,042)
Principal collected on long-term loans	91,191	80,310
Loans purchased or participated	(2,506)	(18,896)
Loans sold or participated	1,600	1,000
Net increase in other short-term loans	(239)	(570)
Purchases of premises and equipment	(672)	(759)
Net cash provided by (used in) investing activities	(7,780)	120,146

FINANCING ACTIVITIES
Net increase in deposit accounts	31,032	53,906
Net decrease in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(32,191)	(62,495)
Net principal repayments of advances from Federal Home Loan Bank and hedges	(31)	(100,029)
Payment of cancellation of interest rate swaps	-	(5,825)
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(762)	(1,218)
Proceeds from dividend reinvestment, stock purchase plan, and stock options exercised	201	104
Common stock issued with private placement, net of costs	-	9,409
Net cash used in financing activities	(1,751)	(106,148)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING AND DISCONTINUED OPERATIONS	(2,322)	2,473
CASH AND CASH EQUIVALENTS AT JANUARY 1	20,961	20,573
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$ 18,639	$23,046

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), AmeriServ Associates, Inc., (AmeriServ Associates) and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 21 locations in Pennsylvania.  Standard Mortgage Corporation of Georgia (SMC), a former wholly-owned subsidiary of the Bank, was a mortgage banking company whose business included the servicing of mortgage loans. The Company sold its remaining mortgage servicing rights in December 2004 and discontinued operations of this non-core business in 2005.  The Trust Company offers a complete range of trust and financial services and has $1.7 billion in assets under management.  The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.  AmeriServ Associates was a registered investment advisory firm that provided investment portfolio and asset/liability management services to small and mid-sized financial institutions.  In the second quarter of 2006, the Company closed this subsidiary since it no longer fit the Company’s strategic direction.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post  Retirement  Plans, an amendment of FASB Statements  No.  87, 88, 106 and 132(R).  FAS No. 158 requires that a company  recognize the overfunded or underfunded  status of its defined benefit post  retirement  plans (other than  multiemployer  plans) as an asset or liability in its statement of financial  position and that it recognize changes  in the funded  status in the year in which the  changes  occur  through other  comprehensive  income.  FAS No. 158 also requires the  measurement  of defined  benefit  plan  assets and  obligations  as of the fiscal  year end,  in addition  to  footnote  disclosures.  FAS No. 158 is effective for fiscal years ending after December 15, 2006.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position.

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as unissued for earnings per share purposes. Options to purchase 213,974 and 132,857 shares of common stock were outstanding as of September 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$ 643	$ (10,573)	$ 1,751	$ (9,231)
Loss from discontinued operations	-	9	-	(130)
Net Income (Loss)	$ 643	$ (10,564)	$ 1,751	$ (9,361)

Denominator:
Weighted average common shares
outstanding (basic)	22,148	19,785	22,137	19,744
Effect of stock options	8	-	8	-
Weighted average common shares
outstanding (diluted)	22,156	19,785	22,145	19,744

Earnings per share from
continuing operations:
Basic	$0.03	$(0.53)	$0.08	$(0.47)
Diluted	0.03	(0.53)	0.08	(0.47)

Earnings per share from discontinued
operations:
Basic	N/A	$0.00	N/A	$(0.01)
Diluted	N/A	0.00	N/A	$(0.01)

Earnings per share:
Basic	$0.03	$(0.53)	$0.08	$(0.47)
Diluted	0.03	(0.53)	0.08	(0.47)

N/A – Not Applicable

5.

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (FAS) #123(R) “Share-Based Payment” using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with FAS #123(R).  As a result of this adoption the Company recognized $53,000 of pretax compensation expense for the first nine months of 2006. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for the grants:  risk-free interest rates ranging from 3.41% to 4.70%; expected lives of 10 years; expected volatility ranging from 33.39% to 39.65%; and expected dividend yields of 0%.  Prior to the adoption employee compensation expense under stock options was reported using the intrinsic value method.  The following pro forma information for the prior year first quarter regarding net income and earnings per share assumes stock options had been accounted for under the fair value method and the estimated fair value of the options is amortized to expense over the vesting period.  The additional disclosure requirements of FAS #123(R) have been omitted due to immateriality. The compensation expense, net of related tax, of $56,000 for the nine months ended September 30, 2005, is included in the pro forma net income as reported below (in thousands, except per share data).

	Three months ended September 30,	Nine months ended September 30,
	2005	2005
Net loss, as reported	$(10,564)	$(9,361)
Less: Total stock-based compensation Cost, net of taxes	19	56
Pro forma net loss	$(10,583)	$(9,417)

Earnings per share:
Basic – as reported	$(0.53)	$(0.47)
Basic – pro forma	(0.53)	(0.47)
Diluted – as reported	(0.53)	(0.47)
Diluted – pro forma	(0.53)	(0.47)

6.

Comprehensive Loss

For the Company, comprehensive loss includes net income and unrealized holding gains and losses from available for sale investment securities.  The changes in other comprehensive income (loss) are reported net of income taxes, as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net income (loss)	$ 643	$(10,564)	$ 1,751	$(9,361)

Other comprehensive income (loss), before tax:
Unrealized security gains (losses) on available for sale securities arising during period	2,837	(2,307)	547	(2,435)
Income tax effect	(965)	784	(186)	828
Reclassification adjustment for losses on available for sale securities included in net income (loss)	-	(2,577)	-	(2,499)
Income tax effect	-	(876)	-	(850)
Other comprehensive income (loss), net of tax:	1,872	178	361	42

Comprehensive income (loss)	$ 2,515	$(10,386)	$ 2,112	$(9,319)

7.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.  For the Parent Company, cash and cash equivalents also include short-term investments.  The Company made $21,000 in income tax payments in the first nine months of 2006 as compared to $48,000 for the first nine months of 2005.  Total interest expense paid amounted to $15,226,000 in 2006's first nine months compared to $18,183,000 in the same 2005 period.

8.

Investment Securities

The cost basis and market values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

September 30, 2006		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 6,013	$ 1	$ (167)	$ 5,847
U.S. Agency	60,913	11	(1,085)	59,839
U.S. Agency mortgage- backed securities	117,051	25	(4,515)	112,561
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	5,611	-	-	5,611
Other securities	4,161	30	-	4,191
Total	$193,749	$ 67	$ (5,767)	$ 188,049

Investment securities held to maturity (HTM):

September 30, 2006		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,237	$ -	$ (63)	$ 3,174
U.S. Agency	3,470	-	(64)	3,406
U.S. Agency mortgage-
backed securities	7,540	-	(77)	7,463
Other securities	6,750	-	-	6,750
Total	$ 20,997	$ -	$ (204)	$ 20,793

Investment securities available for sale (AFS):

December 31, 2005		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 5,021	$ -	$ (180)	$ 4,841
U.S. Agency	59,335	12	(1,078)	58,269
U.S. Agency mortgage-
backed securities	131,981	2	(5,047)	126,936
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	6,988	-	-	6,988
Other securities	4,499	36	-	4,535
Total	$ 207,824	$ 50	$ (6,305)	$ 201,569

Investment securities held to maturity (HTM):

December 31, 2005		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,285	$ -	$ (49)	$ 3,236
U.S. Agency	11,484	-	(110)	11,374
U.S. Agency mortgage-
backed securities	8,836	20	(10)	8,846
Other securities	6,750	-	-	6,750
Total	$ 30,355	$ 20	$ (169)	$ 30,206

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  94.9% and 95.5% of the portfolio was rated "AAA" at September 30, 2006 and December 31, 2005, respectively.  Less than 1% of the portfolio was rated below “A” or unrated at September 30, 2006 and December 31, 2005.

There are 54 positions that are considered temporarily impaired at September 30, 2006.  The following tables present information concerning investments with unrealized losses as of September 30, 2006 and December 31, 2005 (in thousands):

Investment securities available for sale:

September 30, 2006	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$ 4,849	$ (167)	$ 4,849	$ (167)
U.S. Agency	199	(1)	51,294	(1,084)	51,493	(1,085)
U.S. Agency mortgage-
backed securities	100	-	109,305	(4,515)	109,405	(4,515)
Total	$ 299	$ (1)	$165,448	$(5,766)	$165,747	$(5,767)

Investment securities held to maturity:

September 30, 2006	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$3,174	$ (63)	$ 3,174	$ (63)
U.S. Agency	-	-	3,406	(64)	3,406	(64)
U.S. Agency mortgage-
backed securities	6,270	(64)	1,193	(13)	7,463	(77)
Total	$ 6,270	$ (64)	$7,773	$ (140)	$14,043	$ (204)

Investment securities available for sale:

December 31, 2005	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$ 4,841	$ (180)	$ 4,841	$ (180)
U.S. Agency	20,267	(59)	30,554	(1,019)	50,821	(1,078)
U.S. Agency mortgage-
backed securities	4,449	(113)	122,330	(4,934)	126,779	(5,047)
Total	$ 24,716	$ (172)	$157,725	$(6,133)	$182,441	$(6,305)

Investment securities held to maturity:

December 31, 2005	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 2,157	$ (20)	$1,079	$ (29)	$ 3,236	$ (49)
U.S. Agency	3,450	(19)	7,924	(91)	11,374	(110)
U.S. Agency mortgage-
backed securities	1,274	(10)	-	-	1,274	(10)
Total	$ 6,881	$ (49)	$9,003	$ (120)	$15,884	$ (169)

For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  The Company reviews its position quarterly and asserts that at October 31, 2005, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.  The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

9.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Commercial	$ 87,692	$ 80,629
Commercial loans secured by real estate	266,990	249,204
Real estate – mortgage	206,325	201,111
Consumer	19,933	20,391
Total loans	580,940	551,335
Less: Unearned income	586	831
Loans, net of unearned income	$ 580,354	$ 550,504

Real estate-construction loans comprised 5.3%, and 5.5% of total loans, net of unearned income, at September 30, 2006 and December 31, 2005, respectively.  The Company has no direct credit exposure to foreign countries.

10.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Balance at beginning of period	$8,874	$9,480	$9,143	$9,893
Charge-offs:
Commercial	(597)	(21)	(721)	(49)
Commercial loans secured by real estate	-	(39)	(2)	(98)
Real estate-mortgage	(18)	(51)	(76)	(106)
Consumer	(55)	(78)	(237)	(275)
Total charge-offs	(670)	(189)	(1,036)	(528)
Recoveries:
Commercial	36	9	87	72
Commercial loans secured by real estate	5	3	15	14
Real estate-mortgage	2	5	19	38
Consumer	55	27	124	121
Total recoveries	98	44	245	245

Net charge-offs	(572)	(145)	(791)	(283)
Provision for loan losses	-	100	(50)	(175)
Balance at end of period	$ 8,302	$9,435	$ 8,302	$9,435

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.39%	0.11%	0.19%	0.07%
Annualized provision for loan losses	-	0.08	(0.01)	(0.04)
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.43	1.73	1.43	1.73
Total classified loans	$15,589	$23,381	$15,589	$23,381

11.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	September 30, 2006	December 31, 2005
Non-accrual loans
Commercial	$ 549	$ 2,315
Commercial loans secured by real estate	186	318
Real estate-mortgage	843	1,070
Consumer	339	446
Total	1,917	4,149

Past due 90 days or more and still accruing
Consumer	3	31
Total	3	31

Other real estate owned
Commercial	782	-
Real estate-mortgage	276	130
Consumer	-	5
Total	1,058	135

Total non-performing assets	$ 2,978	$ 4,315
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.51%	0.78%
Total restructured loans	$ -	$ 258

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income due in accordance
with original terms	$ 51	$ 43	$ 181	$148
Interest income recorded	(54)	-	(54)	(1)
Net reduction (increase) in interest income	$ (3)	$43	$ 127	$147

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

The Company had no interest rate swaps, caps, floors or swaptions outstanding as of September 30, 2006.

13.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at September 30, 2006, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 30,993	5.38%

Advances	2011 and after	956	6.45

Total FHLB borrowings		$ 31,949	5.41%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of September 30, 2006, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	Actual			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 98,828	15.62%	$ 50,607	8.00%	$ 63,259	10.00%
Bank	90,664	14.49	50,072	8.00	62,590	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	90,912	14.37	25,304	4.00	37,956	6.00
Bank	82,831	13.23	25,036	4.00	37,554	6.00

Tier 1 Capital (to Average Assets)
Consolidated	90,912	10.52	34,563	4.00	43,204	5.00
Bank	82,831	9.69	34,197	4.00	42,747	5.00

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

The trust segment has two primary business divisions, traditional trust and union collective investment funds. Traditional trust includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment.  The union collective investment funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor.  Other fee based businesses include AmeriServ Life and AmeriServ Associates until June 30, 2006 when the Company closed this subsidiary.

The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management.  Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands, except ratios):

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006		September 30, 2006
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,257	$ 514	$ 18,391	$ 927	$ 346,777
Commercial lending	2,059	725	5,817	1,802	322,737
Trust	1,687	403	5,163	1,287	2,934
Other fee based	4	(16)	110	(95)	1,343
Investment/Parent	(661)	(983)	(1,142)	(2,170)	209,046
Total	$ 9,346	$ 643	$ 28,339	$ 1,751	$ 882,837

	Three months ended		Nine months ended
	September 30, 2005		September 30, 2005		September 30, 2005
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,033	$ (379)	$ 18,618	$ 479	$ 358,672
Commercial lending	1,429	175	4,306	1,015	283,296
Trust	1,657	364	4,790	989	2,989
Other fee based	126	(77)	378	(67)	1,841
Investment/Parent	(3,129)	(10,656)	(3,362)	(11,647)	253,082
Total from continuing Operations	6,116	(10,573)	24,730	(9,231)	899,880
Total from discontinued Operations	37	9	269	(130)	1,314
Total	$ 6,153	$ (10,564)	$ 24,999	$ (9,361)	$ 901,194

16.

Commitments and Contingent Liabilities

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $111.2 million and standby letters of credit of $8.4 million as of September 30, 2006.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position or results of operation.

17.

Pension Benefits

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$ 221	$ 214	$ 662	$ 641
Interest cost	204	202	612	605
Expected return on plan assets	(252)	(231)	(755)	(693)
Amortization of prior year service cost	1	1	3	3
Amortization of transition asset	(4)	(4)	(13)	(13)
Recognized net actuarial loss	100	96	299	287
Net periodic pension cost	$ 270	$ 278	$ 808	$ 830

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2006 THIRD QUARTER SUMMARY OVERVIEW…  Net income has now increased each quarter since the balance sheet restructuring that occurred in the third quarter of 2005.  This increase of 13% over the second quarter of 2006 is another sign of the progress AmeriServ is making in its continuing Turnaround.

More specifically, on the issue of continued Turnaround progress, here are a few encouraging measures:

•

Since December 31, 2005, loans outstanding have increased by 5.4% or $30 million.

•

Since December 31, 2005 total deposits have increased by 4.4% or $31 million.

•

Non-interest expenses (excluding the 2005 FHLB and interest rate swap prepayment penalties) through nine months of 2006 are 6% or $1.6 million lower than the comparable period in 2005.

•

Non-Performing Assets have declined by 31% or $1.3 million since the fourth quarter of 2005.

•

The Trust Company net income contribution to the Company has increased by 38% in the first nine months of 2006 compared with the first nine months of 2005.

The balance sheet restructurings of 2004 and 2005 have created an AmeriServ which generates its revenues from traditional community banking sources without venturing into complex or risky financial strategies.  The net income reported in the third quarter of 2006 amounted to $643,000 or $0.03 per share or $1,751,000 or $0.08 per share for the first nine months of 2006.

While we are encouraged by the positive trends enumerated above, we are not pleased with the level of net income.  One of the largest challenges that most community banks face today is the “inverted yield curve”.  This refers to the fact that short-term interest rates, as managed by the Board of Governors of the Federal Reserve System, are higher than the longer-term interest rates.  The result is that community banks such as AmeriServ pay for deposits based on the higher short term rate market and price loans based on the lower intermediate to long-term rate market.  This phenomenon has occurred before and hopefully it will run its course soon, providing AmeriServ with the increased revenues which its loan and deposit growth should provide.  Actually, it is in an economy such as this that the Trust Company proves its worth because its revenues are based entirely on fees from clients and its success in managing the assets entrusted to it rather than interest income.  It is important to note that since the Turnaround began in December 2002 that the Trust Company has increased its client assets from $1.1 billion to $1.7 billion or 55%.

Additionally, here are a few more initiatives that we believe will be of future importance:

•

During the third quarter AmeriServ restructured its Consumer Lending and Residential Mortgage function.  New experienced management was recruited and both areas are now housed within the Retail Bank so as to ensure not only a better performance for AmeriServ but a better customer experience than we have provided in the past.

•

As a result of the termination of the Memorandum of Understanding by the regulatory authorities in February 2006, the Federal Deposit Insurance Corporation has reduced the annual premium AmeriServ pays to the insurance fund recognizing the reduced risk at AmeriServ.

•

AmeriServ is completing and implementing a new Strategic Plan which will guide the Company through 2008.  The plan has been developed on a company-wide basis and has especially involved the Board, the Chief Executive Officer and the senior staff.  The fundamental goal is to improve financial performance to industry norms.  But, this improvement is to be achieved by an intensive focus on the fundamental precepts of community banking.  This means working diligently to increase loans outstanding, to build deposit growth and to continue to rationalize expenses. The common theme throughout will be a heightened focus on customer service and a new level of energy every day.

THREE MONTHS ENDED SEPTEMBER 30, 2006 VS. THREE MONTHS ENDED SEPTEMBER 30, 2005

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2006	September 30, 2005
FROM CONTINUING OPERATIONS:
Net income (loss)	$ 643	$ (10,573)
Diluted earnings per share	0.03	(0.53)
Return on average equity (annualized)	3.00%	(49.46)%
FROM DISCONTINUED OPERATIONS:
Net income	N/A	$ 9
Diluted earnings per share	N/A	0.00
TOTAL RESULTS:
Net income (loss)	$ 643	$ (10,564)
Diluted earnings per share	0.03	(0.53)
Return on average equity (annualized)	3.00%	(49.42)%

N/A – Not Applicable

The Company reported net income of $643,000 or $0.03 per diluted share for the third quarter of 2006.  This compares to a net loss of $10.6 million or ($0.53) per diluted share for the third quarter of 2005.  Note that for comparative purposes the 2005 loss resulted from a restructuring that strengthened the Company’s balance sheet and reduced its risk profile. The successful completion of a $10.3 million private placement common stock offering in the third quarter of 2005 provided the Company with the necessary capital to execute this balance sheet restructuring.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the third quarter of 2006 to the third quarter of 2005 (in thousands, except percentages):

	Three months ended September 30, 2006	Three months ended September 30, 2005	Change	% Change
Interest income	$ 11,895	$11,473	$ 422	3.7%
Interest expense	5,796	6,015	(219)	(3.6)
Net interest income	$ 6,099	$ 5,458	$ 641	11.7

Net interest margin	3.06%	2.43%	0.63	N/M

N/M - not meaningful

The Company’s net interest income in the third quarter of 2006 increased by $641,000 from the prior year’s third quarter.  This improvement reflects the benefits from an increased net interest margin which more than offset a reduced level of earning assets.  Specifically, for the third quarter of 2006 the net interest margin increased by 63 basis points to 3.06% while the level of average earning assets declined by $110 million or 12.2%.  Both of these items reflect the deleverage of high cost debt from the Company’s balance sheet which has resulted in lower levels of both borrowed funds and investment securities.  Wholesale borrowings averaged only 3.1% of total assets in the third quarter of 2006 compared to 17.6% of total assets in the third quarter of 2005.  The Company’s net interest margin also benefited from increased loans in the earning asset mix as total loans outstanding averaged $572 million in the third quarter of 2006, a 9.4% increase from the same 2005 period.  Total deposits averaged $743 million for the second quarter of 2006, a 6.5% increase from the same 2005 period due primarily to increased deposits from the trust company’s operations and increased certificates of deposit as customers have demonstrated a preference for this product due to higher short-term interest rates.   Overall, the Company has been able to generate increased net interest income from a smaller but stronger balance sheet despite the negative impact resulting from a flat to inverted yield curve in 2006.

...COMPONENT CHANGES IN NET INTEREST INCOME… Regarding the separate components of net interest income, the Company's total interest income for the third quarter of 2006 increased by $422,000 or 3.7% when compared to the same 2005 quarter. This increase was due to a 91 basis point increase in the earning asset yield to 5.98% but was partially offset by a $110 million decline in average earning assets.  Within the earning asset base, the yield on the total loan portfolio increased by 38 basis points to 6.55% and reflects the higher interest rate environment in 2006 which has allowed the Company to book new loans at rates higher than those currently in the portfolio. The yield on the total investment securities portfolio increased by 60 basis points to 4.10% due to the repricing of variable rate securities in the higher rate environment and reduced amortization expense on the Company’s lower balance of mortgage-backed securities.

The $110 million decline in the volume of average earning assets was due to a $159 million or 42.4% reduction in average investment securities partially offset by a $48.9 million increase in average loans.  The average investment securities decline in the third quarter of 2006 reflects the impact of the Company’s deleveraging and balance sheet repositioning strategies which began in the second half of 2004 and continued in the third quarter of 2005.  This restructuring involved selling investment securities and using the proceeds to retire borrowings. The increase in average loans reflects successful commercial loan growth as the Company was able to generate new business particularly in commercial real estate loans.

The Company's total interest expense for the third quarter of 2006 decreased by $219,000 or 3.6% when compared to the same 2005 quarter.  This reduction in interest expense was due to a lower volume of interest bearing liabilities. Total average interest bearing liabilities were $106 million lower in the third quarter of 2006, as we have deleveraged our balance sheet by reducing high cost FHLB debt and trust preferred securities in the second half of 2005.  The average balance of total borrowings has decreased by $153 million or 79.2% from the third quarter of 2005.  The total cost of funds for the third quarter of 2006 did increase by 35 basis points to 3.38 and was due to the increased volume of deposits when compared to the third quarter 2005.  Specifically, total average deposits increased by $45.4 million or 6.5% compared to the third quarter of 2005, while the cost of interest bearing deposits increased by 99 basis points to 3.19%. The increased cost of deposits reflects the higher short-term interest rate environment as well as a customer movement of funds from lower cost savings accounts into higher yielding certificates of deposit.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2006 and September 30, 2005 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do not include non-accrual loans, but interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended September 30 (In thousands, except percentages)

		2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 572,077	$ 9,703	6.55%	$ 523,159	$ 8,228	6.17%
Deposits with banks	698	8	4.55	862	-	-
Investment securities – AFS	194,461	1,926	3.96	349,433	3,035	3.47
Investment securities – HTM	21,298	284	5.33	24,883	238	3.83
Total investment securities	215,759	2,210	4.10	374,316	3,273	3.50
Total interest earning assets/interest income	788,534	11,921	5.98	898,337	11,501	5.07
Non-interest earning assets:
Cash and due from banks	19,146			22,128
Premises and equipment	8,088			9,306
Assets of discontinued operations	-			1,462
Other assets	68,653			61,585
Allowance for loan losses	(8,739)			(9,433)
TOTAL ASSETS	$875,682			$ 983,385

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 58,551	$ 171	1.16%	$ 55,693	$ 61	0.43%
Savings	80,663	159	0.78	96,935	208	0.85
Money markets	169,022	1,490	3.50	153,278	803	2.08
Other time	330,900	3,323	3.98	286,108	2,218	3.08
Total interest bearing deposits	639,136	5,143	3.19	592,014	3,290	2.20
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	26,128	357	5.34	79,958	749	3.66
Advances from Federal Home Loan Bank	962	16	6.40	92,669	1,542	6.52
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	20,285	434	8.56
Total interest bearing liabilities/interest expense	679,311	5,796	3.38	784,926	6,015	3.03
Non-interest bearing liabilities:
Demand deposits	104,361			106,119
Liabilities of discontinued operations	-			356
Other liabilities	7,059			7,180
Stockholders' equity	84,951			84,804
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$875,682			$ 983,385
Interest rate spread			2.60			2.04
Net interest income/ Net interest margin		6,125	3.06%		5,486	2.43%
Tax-equivalent adjustment		(26)			(28)
Net Interest Income		$ 6,099			$ 5,458

…..PROVISION FOR LOAN LOSSES..... As a result of continued sound asset quality, the Company did not record a provision for loan losses in the third quarter of 2006 compared to a $100,000 provision recorded in the third quarter of 2005.  The Company did experience higher net charge-offs in the third quarter of 2006 due entirely to losses incurred on the repossession of equipment related to a loan to a borrower in the coal mining industry.  This caused net charge-offs to average loans to total 0.39% in the third quarter of 2006 compared to 0.11% in the third quarter of 2005.  As a result of the successful workout of another problem credit and the previously mentioned higher net charge-offs, non-performing assets declined during the first nine months of 2006 from $4.3 million or 0.78% of total loans at December 31, 2005 to $3.0 million or 0.51% of total loans at September 30, 2006.  Classified loans have also declined from $20.2 million at December 31, 2005 to $15.6 million at September 30, 2006.  The allowance for loan losses provided 279% coverage of non-performing assets at September 30, 2006 compared to 212% coverage at December 31, 2005.

.....NON-INTEREST INCOME..... Non-interest income for the third quarter of 2006 totaled $3.2 million; a $2.6 million increase from the third quarter 2005 performance.  Factors contributing to the net increase in non-interest income in 2006 included:

* in the third quarter of 2005, the Company incurred a $2.6 million loss on investment security sales in conjunction with its balance sheet restructuring.  There were no investment security losses in the third quarter of 2006.

* a $172,000 increase in bank owned life insurance proceeds due largely to the payment of a death claim in the third quarter of 2006.

* a $78,000 or 10.8% decrease in service charges on deposit accounts due to fewer overdraft penalty fees.

* a $98,000 decrease in other income as there was no revenue from AmeriServ Associates in the third quarter of 2006 due to the closure of that subsidiary this year.

.....NON-INTEREST EXPENSE..... Non-interest expense for the third quarter of 2006 totaled $8.6 million; a $13.7 million or 61.6% decrease from the third quarter 2005 performance.  Factors contributing to the decrease in non-interest expense in 2006 included:

* the Company incurred $12.3 million in charges related to FHLB prepayment penalties and interest rate hedge termination costs in conjunction with its balance sheet restructuring in the third quarter of 2005.  There were no such charges in 2006.

* salaries and employee benefits decreased by $204,000 due primarily to fewer full time equivalent employees (FTE) in the third quarter of 2006.  The closure of AmeriServ Associates was responsible for a reduction of 8 FTE.

* professional fees decreased $692,000 as a result of lower legal costs and external audit fees.  The Company has experienced a reduction in costs related to Sarbanes Oxley Section 404 in 2006 as the professional costs associated with the first year implementation were higher in 2005.

* other expenses declined by $264,000 as our continuing focus on containing costs has resulted in numerous expense reductions in categories such as collection costs, business development expenses, telephone costs, other real estate owned expense and other miscellaneous expenses.

Overall, the termination of the Memorandum of Understanding earlier in 2006 was a key factor causing the Company to begin realizing in the third quarter of 2006 expense savings within professional fees, other expenses, and FDIC insurance.

NINE MONTHS ENDED SEPTEMBER 30, 2006 VS. NINE MONTHS ENDED SEPTEMBER 30, 2005

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
FROM CONTINUING OPERATIONS:
Net income (loss)	$ 1,751	$ (9,231)
Diluted earnings per share	0.08	(0.47)
Return on average equity (annualized)	2.77%	(14.50)%
FROM DISCONTINUED OPERATIONS:
Net loss	N/A	$ (130)
Diluted earnings per share	N/A	(0.01)
TOTAL RESULTS:
Net income (loss)	$ 1,751	$(9,361)
Diluted earnings per share	0.08	(0.47)
Return on average equity (annualized)	2.77%	(14.71)%

N/A – Not Applicable

For the first nine months of 2006, the Company reported net income of $1.8 million or $0.08 per diluted share compared to a net loss of $9.4 million or ($0.47) per diluted share for the first nine months of 2005.  Note that for comparative purposes the 2005 loss resulted from a restructuring that strengthened the Company’s balance sheet and reduced its risk profile. The Company has made progress in 2006 by generating more revenue from traditional community banking and its trust company while reducing its non-interest expense base.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first nine months of 2006 to the first nine months of 2005 (in thousands, except percentages):

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Change	% Change
Interest income	$ 34,488	$ 34,876	$ (388)	(1.1)%
Interest expense	15,906	17,132	(1,226)	(7.2)
Net interest income	$ 18,582	$17,744	$ 838	4.7

Net interest margin	3.14%	2.60%	0.54	N/M

N/M - not meaningful

The Company’s net interest income in the first nine months of 2006 increased by $838,000 or 4.7% when compared to the first nine months of 2005.  This improvement reflects the benefits from an increased net interest margin which more than offset a reduced level of earning assets.  Specifically, for the first nine months of 2006 the net interest margin increased by 54 basis points to 3.14% while the level of average earning assets declined by $125 million or 13.7%.  Both of these items reflect the deleverage of high cost debt from the Company’s balance sheet which has resulted in lower levels of both borrowed funds and investment securities.  Wholesale borrowings averaged only 4.1% of total assets in the first nine months of 2006 compared to 18.5% of total assets in the first nine months of 2005 while investment securities as a percentage of total assets has declined from 39.0% to 25.8% during this same period.  The Company’s net interest margin also benefited from increased loans in the earning asset mix as total loans outstanding averaged $558 million in the first nine months of 2006, a 7.3% increase from the same 2005 period.

...COMPONENT CHANGES IN NET INTEREST INCOME… Regarding the separate components of net interest income, the Company's total interest income for the first nine months of 2006 decreased by $388,000 or 1.1% when compared to the same 2005 period. This decrease was due to a $125 million decline in average earning assets but was partially offset by a 72 basis point increase in the earning asset yield to 5.83%.  Within the earning asset base, the yield on the total loan portfolio increased by 40 basis points to 6.56% and the yield on the total investment securities portfolio increased by 19 basis points to 3.93%.  Both of these increases reflect the higher interest rate environment in 2006 as the Federal Reserve has increased short-term interest rates by 150 basis points over the past year.  Note the higher yields also reflect the upward repricing of floating rate assets.

The $125 million decline in the volume of average earning assets was due to a $162 million or 41.9% reduction in average investment securities partially offset by a $37.7 million increase in average loans. The previously discussed balance sheet restructuring was the main cause of the decline in investment securities.   Commercial loan growth led to a greater composition of loans in the earning asset mix that favorably impacted the Company’s net interest income and net interest margin.

The Company's total interest expense for the first nine months of 2006 decreased by $1.2 million or 7.2% when compared to the same 2005 period.  This reduction in interest expense was due to a lower volume of interest bearing liabilities. Total average interest bearing liabilities were $120 million lower in the first nine months of 2006 as we have deleveraged our balance sheet by reducing high cost FHLB debt and trust preferred securities.  The lower balance of guaranteed junior subordinated deferrable interest debentures favorably reduced interest expense by $464,000 in the first nine months of 2006.  The total cost of funds for the first nine months of 2006 did increase by 27 basis points to 3.14% and was due to the increased volume of deposits when compared to the first nine months of 2005.  Specifically, total average deposits increased by $35.3 million or 5.1% compared to the first nine months of 2005, while the cost of interest bearing deposits increased by 82 basis points to 2.93%.  The increased cost of deposits reflects the higher short-term interest rate environment as well as a customer movement of funds from lower cost savings accounts into higher yielding certificates of deposit.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 2006 and September 30, 2005.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 22.

Nine months ended September 30 (In thousands, except percentages)

		2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 558,176	$27,805	6.56%	$ 520,427	$ 24,344	6.16%
Deposits with banks	669	17	3.40	801	4	0.68
Investment securities – AFS	199,414	5,943	3.91	361,290	9,857	3.73
Investment securities – HTM	25,652	796	4.14	25,905	756	3.89
Total investment securities	225,066	6,739	3.93	387,195	10,613	3.74
Total interest earning assets/interest income	783,911	34,561	5.83	908,423	34,961	5.11
Non-interest earning assets:
Cash and due from banks	18,975			21,520
Premises and equipment	8,337			9,504
Assets of discontinued Operations	-			1,647
Other assets	69,226			62,113
Allowance for loan losses	(8,922)			(9,714)
TOTAL ASSETS	$871,527			$993,493

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 57,329	$ 423	0.99%	$ 54,513	$ 150	0.37%
Savings	84,235	498	0.79	98,652	637	0.86
Money markets	171,525	4,117	3.21	153,854	2,208	1.92
Other time	313,598	8,694	3.71	283,895	6,328	2.98
Total interest bearing deposits	626,687	13,732	2.93	590,914	9,323	2.11
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	34,459	1,286	4.92	85,764	2,011	3.09
Advances from Federal Home Loan Bank	972	48	6.47	98,234	4,494	6.12
Guaranteed junior subordinated deferrable interest debentures	13,085	840	8.57	20,285	1,304	8.57
Total interest bearing liabilities/interest expense	675,203	15,906	3.14	795,197	17,132	2.87
Non-interest bearing liabilities:
Demand deposits	105,292			105,732
Liabilities of discontinued Operations	-			496
Other liabilities	6,584			6,984
Stockholders' equity	84,448			85,084
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$871,527			$993,493
Interest rate spread			2.69			2.24
Net interest income/ Net interest margin		18,655	3.14%		17,829	2.60%
Tax-equivalent adjustment		(73)			(85)
Net Interest Income		$18,582			$ 17,744

…..PROVISION FOR LOAN LOSSES..... As a result of continued sound asset quality, the Company was able to reverse a small portion of its allowance for loan losses into earnings in the first nine months of 2006.  This loan loss provision benefit amounted to $50,000 in the first nine months of 2006 which was $125,000 lower than a similar loan loss provision benefit of $175,000 reversed into earnings in the first nine months of 2005.  For the nine month period ended September 30, 2006, net charge-offs have amounted to $791,000 or 0.19% of total loans compared to net charge-offs of $283,000 or 0.07% of total loans for the same nine month period in 2005.  The higher net charge-offs in 2006 relate to the previously mentioned losses incurred on the repossession of equipment related to a loan to a borrower in the coal mining industry.  The allowance for loan losses as a percentage of total loans amounted to 1.43% at September 30, 2006 compared to 1.66% at December 31, 2005.

.....NON-INTEREST INCOME..... Non-interest income for the first nine months of 2006 totaled $9.8 million; a $2.8 million or 39.7% increase from the first nine months of 2005 performance.  Factors contributing to the net increase in non-interest income in 2006 included the following:

*  in the third quarter of 2005 the Company incurred a $2.6 million loss on investment security sales in conjunction with its balance sheet restructuring.  There were no investment security losses in 2006.

* a $351,000 or 7.7% increase in trust fees due to continued successful new business development efforts in both the union and traditional trust product lines. Over the past year, the fair market value of trust assets has grown by 6.3% to $1.7 billion at September 30, 2006.

* a $113,000 decrease in gains realized on loan sales into the secondary market due to weaker residential mortgage loan production in the first nine months of 2006. Overall, there were $6.5 million fewer loans sold into the secondary market in the first nine months of 2006 when compared to the first nine months of 2005.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first nine months of 2006 totaled $26.2 million; a $13.9 million decrease from the first nine months of 2005 performance. Factors contributing to the net decrease in non-interest expense in 2006 included the following:

*  the Company incurred $12.3 million in charges related to FHLB prepayment penalties and interest rate hedge termination costs in conjunction with its balance sheet restructuring in 2005.  There were no such charges in 2006.

* professional fees decreased by $799,000 or 24.6% due to lower legal costs and external audit fees.  The Company has experienced a reduction in costs related to Sarbanes Oxley Section 404 in 2006 as the professional costs associated with the first year implementation were higher in 2005.

* other expenses decreased $318,000 as our continuing focus on containing costs has resulted in numerous expense reductions in categories such as telephone, advertising, collection costs and other real estate owned expense.

* miscellaneous taxes and insurance declined by $156,000 or 11.4% due largely to reduced premium costs for professional insurance coverage.

.....INCOME TAX EXPENSE..... The Company recorded an income tax expense of $439,000 in the first nine months of 2006 which reflects an estimated effective tax rate of approximately 20.0%. The income tax expense recorded in 2006 compares to a $6.0 million income tax benefit recorded in 2005 largely as a result of the sizable pre-tax loss incurred in last year’s third quarter.  Additionally in the first nine months of 2005, the Company lowered its income tax expense by $475,000 due to a reduction in reserves for prior year tax contingencies as a result of the successful conclusion of an IRS examination on several open tax years.

…..SEGMENT RESULTS.…. Retail banking’s net income contribution was $927,000 in the first nine months of 2006 and $514,000 in the third quarter of 2006.  The 2006 net income performance is better than the 2005 performance for both periods due to the positive impact of reduced non-interest expenses in retail banking resulting from a diligent focus on cost control and declines in corporate overhead expense.

The trust segment’s net income contribution in the first nine months of 2006 amounted to $1.3 million which was up $298,000 from the prior year period.  Third quarter 2006 trust net income was $403,000 which was $39,000 higher than the third quarter 2005.  Successful new business development in both traditional trust and the union related products caused revenues to increase in 2006 while expenses were relatively consistent between periods. The fair value of trust assets since December 31, 2005 increased by $95 million or 5.9% to $1.70 billion at September 30, 2006. The diversification of the revenue-generating divisions within the trust segment is also one of the primary reasons for its successful growth. The specialized union collective funds are expected to continue to be a unique growth niche for the trust company.  The union collective investment funds, namely the ERECT and BUILD Funds, are designed to invest union pension dollars in construction projects that utilize union labor.  The union funds have attracted several international labor unions as investors as well as many local unions from a number of states.  The value of assets in these union funds totaled $393 million at September 30, 2006.

The commercial lending segment increased its profitability in the first nine months of 2006 by generating net income of $1.8 million compared to $1.0 million of net income earned in the first nine months of 2005.  Similar improvement was noted in the third quarter of 2006 as commercial lending increased its profitability to $725,000 compared to $175,000 for the third quarter of 2005.  The improved performance for both periods was caused by increased revenue resulting from the greater level of commercial loans outstanding.

The investment/parent segment reported a net loss of $2.2 million in the first nine months of 2006 which was less than the net loss of $11.6 million realized in the first nine months of 2005. The third quarter 2006 net loss was $983,000 compared to a net loss of $10.7 million in the third quarter of 2005.  Note that for comparative purposes the Company incurred $12.3 million in charges related to FHLB prepayment penalties and interest rate hedge termination costs and $2.5 million of investment security losses in conjunction with its balance sheet restructuring in 2005.  There were no such charges in 2006. This restructuring that strengthened the Company’s balance sheet and reduced its risk profile.

The $95,000 loss in the other fee based segment reflects $100,000 of closure costs for AmeriServ Associates which ceased operations in the second quarter of 2006 due to the Company’s strategic decision to exit this business.

.....BALANCE SHEET.....The Company's total consolidated assets were $883 million at September 30, 2006, which was comparable with the $880 million level at December 31, 2005. The Company’s loans totaled $581 million at September 30, 2006, an increase of $30.0 million or 5.4% from year-end due to commercial and commercial real estate loan growth in the first nine months of 2006. Investment securities declined by $23 million so far in 2006 as investment portfolio cash flow continued to be used to paydown borrowings.

The Company’s deposits totaled $744 million at September 30, 2006, which was $31 million or 4.4% higher than December 31, 2005.  The deposit increase was due largely to increased certificates of deposit as customers have opted for this product given higher short-term interest rates.  Total borrowed funds decreased by $32 million due to the previously discussed strategy to reduce the Company’s borrowed funds with investment securities cash flow if this cash is not first needed to fund loans.  Total stockholders’ equity increased by $2.3 million from December 31, 2005 to $87 million at September 30, 2006 due largely to the retention of all earnings.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at September 30, 2006 of 10.52%.  The Company’s book value per share at September 30, 2006 was $3.92.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2006	2005	2005
Total loan delinquency (past
due 30 to 89 days)	$ 7,482	$4,361	$ 3,358
Total non-accrual loans	1,917	4,149	2,748
Total non-performing assets*	2,978	4,315	3,323
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	1.29%	0.79%	0.62%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	0.33	0.75	0.50
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.51	0.78	0.61

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments some of which are insured for credit loss, and (iii) other real estate owned.

Non-performing assets have remained in a range of $3.0 to $4.6 million for the past eight quarters and ended the third quarter of 2006 at the low point of $3.0 million or 0.51% of total loans.  The increase in loan delinquency to $7.5 million or 1.29% of total loans at September 30, 2006 was caused by two commercial loans totaling $3.7 million.  As of October 31, 2006, $2.4 million of this amount was no longer past due.  While we are pleased with our asset quality, we continue to closely monitor the portfolio given the number of relatively large sized commercial loans within the portfolio.  As of September 30, 2006, the 25 largest credits represented 34.2% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2006	2005	2005
Allowance for loan losses	$8,302	$9,143	$9,435
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.43%	1.66%	1.73%
total delinquent loans
(past due 30 to 89 days)	110.96	209.65	280.97
total non-accrual loans	433.07	220.37	343.34
total non-performing assets	278.78	211.89	283.93

The allowance for loan losses provided 279% coverage of non-performing assets at September 30, 2006 compared to 212% coverage at December 31, 2005, and 284% coverage at September 30, 2005.  The allowance for loan losses to total loans ratio decreased to 1.43% since the prior year third quarter due to a drop in the size of the loan loss reserve combined with an increase in the level of total loans outstanding.

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

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $2.3 million from December 31, 2005, to September 30, 2006, due to $7.8 million of cash used in investing activities and $1.8 million of cash used in financing activities.  This was partially offset by $7.2 million of cash provided by operating activities.  Within investing activities, cash provided by investment security maturities exceeded limited purchases of new investment securities by $23.0 million.  Cash advanced for new loan fundings and purchases totaled $123 million and was $30 million greater than the $93 million of cash received from loan principal payments and sales.  Within financing activities, the Company experienced a net $31.0 million growth in deposits with these funds used to fund the previously mentioned loan growth.  The Company also used the net cash provided from investment securities activities to paydown borrowings.

The Company used $762,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first nine months of 2006.  This was $456,000 less than the cash used for this purpose in the prior year due to the retirement of $7.2 million of these securities as part of the third quarter 2005 balance sheet restructuring.   As a result of the successful $25.8 million private placement of common stock in the fourth quarter of 2004 and the $10.3 million private placement in the third quarter of 2005, the liquidity position of the Parent Company has improved significantly.  The parent company had $3.2 million of cash at September 30, 2006.

Dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position also provide ongoing cash to the parent.  Longer term, however, the resumption of a common dividend is dependent upon the subsidiary bank maintaining and improving profitability so that it can resume upstreaming dividends to the Parent Company. The subsidiary bank must first recoup $15.7 million in net losses that it incurred over the past two years before it can consider resuming dividend upstreams or wait until the first quarter of 2008 when these losses are no longer factored into the regulatory dividend upstream calculation.

.....CAPITAL RESOURCES..... The Company continues to be considered well capitalized as the asset leverage ratio was 10.52% and the Tier 1 capital ratio was 14.37% at September 30, 2006 compared to 9.90% and 15.43% at September 30, 2005.  Note that the impact of other comprehensive income (loss) is excluded from the regulatory capital ratios. At September 30, 2006, accumulated other comprehensive income (loss) amounted to ($3.7) million.  Additionally, the amortization of $648,000 of core deposit intangible assets has favorably increased tangible capital within the Tier I calculation in 2006.  We anticipate that we will continue to build our capital ratios during the remainder of 2006 through the retention of earnings and limited change in the overall size of the balance sheet.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

100bp increase	1.8%	4.3%
100bp decrease	(1.6)	(8.8)

As indicated in the table, the third quarter 2005 balance sheet restructuring has sharply reduced the earnings volatility in the Company’s balance sheet as a result of the Company’s reduced level of borrowed funds.   The market value of portfolio equity increased by 4.3% in a 100 basis point upward rate shock due to increased value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurred in a 100 basis point downward rate shock due to a reduced value for core deposits.

.....OFF BALANCE SHEET ARRANGEMENTS….. The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $111.2 million and standby letters of credit of $8.4 million as of September 30, 2006.

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

Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $6.1 million, or 73%, of the total allowance for credit losses at September 30, 2006 has been allotted to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors.  To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of September 30, 2006, we believe that all of the deferred tax assets recorded on our balance sheet, which are net of a $100,000 valuation allowance, will ultimately be recovered.

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

.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2006, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic filings under the Exchange Act.

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

AmeriServ Financial, Inc.
Registrant

Date: November 2, 2006	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: November 2, 2006	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

November 2, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and its consolidated subsidiaries as of September 30, 2006, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006, and the consolidated statement of cash flows for the nine-month period ended September 30, 2006.  These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ S.R. Snodgrass, A.C.

Wexford, PA

October 13, 2006

Exhibit 15.1

November 2, 2006

AmeriServ Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the period ended September 30, 2006, as indicated in our report dated October 13, 2006; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated by reference in the following Registration Statements:

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

Date: November 6, 2006	/s/Allan R. Dennison
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

Date: November 6, 2006	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

November 6, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

November 6, 2006