Form 10-K
period 2006-12-31
AMERISERV FINANCIAL INC /PA/
filed 2007-03-06
CIK 707605

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

 Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the business day of the registrant's most recently completed second fiscal quarter. The aggregate market value was $102,232,167.48 as of June 30, 2006.

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

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

     (Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 22,157,715 shares outstanding as of January 31, 2006.

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

     Portions of the annual shareholders' report for the year ended December 31, 2006, are incorporated by reference into Parts I and II.

     Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference in Part III.

     Exhibit Index is located on page 78.

================================================================================

                                 FORM 10-K INDEX

                                                                        PAGE NO.
                                                                        --------
PART I
Item 1.    Business                                                         4
Item 1A.   Risk Factors                                                    12
Item 1B.   Unresolved Staff Comments                                       16
Item 2.    Properties                                                      16
Item 3.    Legal Proceedings                                               16
Item 4.    Submission of Matters to a Vote of Security Holders             16
PART II
Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters                                             17
Item 6.    Selected Consolidated Financial Data                            19
Item 7.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations                   21
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk      37
Item 8.    Consolidated Financial Statements and Supplementary Data        38
Item 9.    Changes In and Disagreements With Accountants On
           Accounting and Financial Disclosure                             76
Item 9A.   Controls and Procedures                                         76
Item 9B.   Other Information                                               76
PART III
Item 10.   Directors and Executive Officers of the Registrant              76
Item 11.   Executive Compensation                                          76
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                      76
Item 13.   Certain Relationships and Related Transactions                  76
Item 14.   Principal Accounting Fees and Services                          76
PART IV
Item 15.   Exhibits, Consolidated Financial Statement Schedules, and
           Reports on Form 8-K                                             77
           Signatures                                                      80

                                     PART I

ITEM 1. BUSINESS

GENERAL

     AmeriServ Financial, Inc. (the Company) is a bank holding company, organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) on January 5, 1983. The Company's other wholly owned subsidiaries include AmeriServ Trust and Financial Services Company (the Trust Company) formed in October 1992, AmeriServ Life Insurance Company (AmeriServ
Life) formed in October 1987, and AmeriServ Associates, Inc. (AmeriServ Associates), formed in January 1997. In the second quarter 2006, the Company closed AmeriServ Associates since it no longer fit the Company's strategic direction.

     The Company's principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2006, the Company had, on a consolidated basis, total assets, deposits, and shareholders' equity of $896 million, $742 million and $85 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and insurance risk management.

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

AMERISERV FINANCIAL BANKING SUBSIDIARY

     AmeriServ Financial Bank

     The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 21 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland Counties, Pennsylvania, AmeriServ Financial Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler's checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 23 automated bank teller machines (ATMs) through its 24-Hour Banking Network that is linked with STAR, a regional ATM network and CIRRUS, a national ATM network.

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

     The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. See
Note 22, Regulatory Matters, for a discussion of the Memorandum Of Understanding
(MOU) which the Company and its Board of Directors entered into with its primary regulators in February 2003 and which was terminated in February 2006. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2006:

HEADQUARTERS                           JOHNSTOWN, PA
------------                           -------------
Chartered                                    1933
Total Assets                             $886,111
Total Investment Securities              $197,425
Total Loans (net of unearned income)     $589,077
Total Deposits                           $741,955
Total Net Income                         $  2,074
Asset Leverage Ratio                         9.70%
2006 Return on Average Assets                0.24%
2006 Return on Average Equity                2.33%
Total Full-time Equivalent Employees          304

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

     Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets and liabilities. The Company uses its asset liability management policy and hedging policy to control and manage interest rate risk.

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

     Real Estate -- Mortgage

     This category includes mortgages that are secured by residential property. Underwriting of loans within this category is pursuant to Freddie Mac/Fannie Mae underwriting guidelines, with the exception of Community Reinvestment Act (CRA) loans, which exhibit more liberal standards. The major risk in this category is that a significant downward economic trend would increase unemployment and cause payment default.

     Consumer

     This category includes consumer installment loans and revolving credit plans. Underwriting is pursuant to industry norms and guidelines and is achieved through a process, which is inclusive of the Appro Credit Scoring program. The major risk in this category is a significant economic downturn.

MAJOR TYPES OF INVESTMENTS AND THE ASSOCIATED INVESTMENT POLICIES

     The investment securities portfolio of the Company and its subsidiaries is managed to provide ample liquidity in a manner that is consistent with proper bank asset/liability management and current banking practices. The objectives of portfolio management include consideration of proper liquidity levels, interest rate and market valuation sensitivity, and profitability. The investment portfolios of the Company and subsidiaries are proactively managed in accordance with federal and state laws and regulations in accordance with generally accepted accounting principles.

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

Secondary Market Activities

     The Residential Lending department of the Bank continues to originate one-to-four family mortgage loans for both outside investors in the secondary market and for the AmeriServ portfolio. Mortgages sold on the secondary market are sold to investors on a "flow" basis: Mortgages are priced and delivered on a "best efforts" pricing, with servicing released to the investor. Freddie Mac guidelines are used in underwriting all mortgages with the exception of CRA loans. The mortgages with longer terms such as 20-year, 30-year, FHA, and VA loans are usually sold. The remaining production of the department includes Adjustable Rate Mortgages, 10-year, 15-year, and bi-weekly mortgages. These loans are usually kept in the AmeriServ portfolio.

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES

     AmeriServ Trust and Financial Services Company

     AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. As one of the larger providers of trust and investment management products and services between Pittsburgh and Harrisburg, AmeriServ Trust and Financial Services Company is committed to delivering personalized, professional service to its clients. Its staff of approximately forty professionals administer assets valued at approximately $1.8 billion. The Trust Company has two primary business divisions, traditional trust and union collective investment funds. Traditional trust includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this division. The union collective investment funds, namely the ERECT and BUILD Funds, are designed to invest union pension dollars in construction projects that utilize union labor. At December 31, 2006, AmeriServ Trust and Financial Services had total assets of $2.7 million and total shareholder's equity of $2.5 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

     The diversification of the revenue-generating divisions within the trust company is one of the primary reasons for its successful profitable growth. The specialized union collective funds have attracted several international labor unions as investors as well as many local unions from a number of states. At the end of 2006, assets in these union funds totaled approximately $400 million.

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

     In 2006, the Trust Company continued to be a major contributor of earnings to the corporation. Gross revenue in 2006 amounted to $6.9 million which represents an increase of $416,000 or 6.5% over 2005. The Trust Company's net income contribution was $1.7 million an increase of $303,000 or 22% over 2005.

     AmeriServ Life

     AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company's market area. Operations of AmeriServ Life are conducted in each office of the Company's banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Federal Reserve. At December 31, 2006, AmeriServ Life had total assets of $1.3 million and total shareholder's equity of $1.1 million.

     AmeriServ Associates

     AmeriServ Associates was a registered investment advisory firm that administered investment portfolios, offered operational support systems and provided asset and liability management services to small and mid-sized financial institutions. As of June 30, 2006, the Company closed this subsidiary since it no longer fit the Company's strategic direction.

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

MARKET AREA

     Nationally, economic growth slowed during 2006 but continues to be positive measuring in excess of 3.3% per annum. The economy in Cambria and Somerset Counties, while growing more slowly, produced an unemployment rate of 5.1% as compared to a national rate of 4.6%. Local markets have shown improvement as jobs in the area have improved causing the unemployment rate to decline from last year's number of 5.7%. Near-term expectations for future employment point to improvements as a result of the arrival of a wind-energy corporation, and the restructuring of the local health care system. Also, greater work on defense projects and the opening of a mortgage servicing company are expected to contribute to economic expansion. It is expected that an additional 2,000 local positions will open up within the next two years. One potential negative development for the local Johnstown economy is the possible closure of a railroad freight car manufacturer that could result in the loss of approximately 500 manufacturing jobs. Local loan demand remains good particularly in the commercial sector. Overall, economic conditions in 2007 are expected to remain positive.

     Economic conditions are much better in the State College market. The unemployment rate is 3.3% and one of the lowest of all regions in the Commonwealth. The State College market presents the Company with a more vibrant economic market and a much different demographic. A large percentage of the population in State College falls into the 18 to 34 year old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age. Overall, opportunities in the State College market are quite different and challenging, providing a promising source of business to profitably grow the Company.

     Nationally, the economic environment appears strong. Most economists remain hopeful that the economy in 2007 will continue to grow while inflation remains in check.

EMPLOYEES

     The Company employed 414 people as of December 31, 2006, in full- and part-time positions. Approximately 250 non-supervisory employees of the Bank are represented by the United Steelworkers of America, AFL-CIO-CLC, Local Union 2635-06. The Bank's current labor contract with the Steelworkers Local will expire on October 15, 2007. The Bank has not experienced a work stoppage since 1979. The Bank is one of 13 union-represented banks nationwide.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), among other things, identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. The FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on other aspects of its operations. The FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank must develop a capital restoration plan, and its parent holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became undercapitalized and the amount needed to comply with the plan.

     As of December 31, 2006, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. A bank's capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.

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

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

     The following Guide 3 information is included in this Form 10-K as listed below:

     I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential Information. Information required by this section is presented on pages 22-24, and 32-34.

     II. Investment Portfolio Information required by this section is presented on pages 9-10 and 50-53.

     III. Loan Portfolio Information required by this section appears on pages 10-11 and 26-27.

     IV. Summary of Loan Loss Experience Information required by this section is presented on pages 27-28.

     V.   Deposits Information required by this section follows on page 11.

     VI. Return on Equity and Assets Information required by this section is presented on page 20.

     VII. Short-Term Borrowings Information required by this section is presented on pages 11-12.

INVESTMENT PORTFOLIO

     Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair market value of the Company's investment portfolio as of the periods indicated:

     Investment securities available for sale at:

                                                                                      AT DECEMBER 31,
                                                                              ------------------------------
COST BASIS:                                                                     2006       2005       2004
-----------                                                                   --------   --------   --------
                                                                                      (IN THOUSANDS)
U.S. Treasury                                                                 $  6,011   $  5,021   $ 10,071
U.S. Agency                                                                     57,636     59,335     33,219
Mortgage-backed securities                                                     113,460    131,981    305,986
Equity investment in Federal Home Loan Bank and Federal Reserve Bank Stocks      5,355      6,988     17,059
Other securities                                                                 3,962      4,499     12,381
                                                                              --------   --------   --------
Total cost basis of investment securities available for sale                  $186,424   $207,824   $378,716
                                                                              ========   ========   ========
Total fair value of investment securities available for sale                  $181,498   $201,569   $373,584
                                                                              ========   ========   ========

Investment securities held to maturity at:

                                                  AT DECEMBER 31,
                                            ---------------------------
COST BASIS:                                   2006      2005      2004
-----------                                 -------   -------   -------
                                                   (IN THOUSANDS)
U.S. Treasury                               $ 3,220   $ 3,285   $ 3,348
U.S. Agency                                   3,471    11,484    11,522
Mortgage-backed securities                    7,216     8,836    12,565
Other securities                              6,750     6,750        --
                                            -------   -------   -------
Total cost basis of investment securities
   held to maturity                         $20,657   $30,355   $27,435
                                            =======   =======   =======
Total fair value of investment securities
   held to maturity                         $20,460   $30,206   $27,550
                                            =======   =======   =======

LOAN PORTFOLIO

    The loan portfolio of the Company consisted of the following:

                                                             AT DECEMBER 31,
                                          ----------------------------------------------------
                                            2006       2005       2004       2003       2002
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Commercial                                $ 91,746   $ 80,629   $ 72,011   $ 75,738   $ 89,127
Commercial loans secured by real estate    269,781    249,204    225,661    206,204    222,854
Real estate-mortgage(1)                    209,728    201,111    201,406    194,605    229,154
Consumer                                    18,336     20,391     23,285     28,343     32,506
                                          --------   --------   --------   --------   --------
Loans                                      589,591    551,335    522,363    504,890    573,641
Less: Unearned income                          514        831      1,634      2,926      4,881
                                          --------   --------   --------   --------   --------
Loans, net of unearned income             $589,077   $550,504   $520,729   $501,964   $568,760
                                          ========   ========   ========   ========   ========

(1) For each of the periods presented beginning with December 31, 2006, real estate-construction loans constituted 4.4%, 5.5%, 6.3%, 3.2% and 7.2% of the Company's total loans, net of unearned income, respectively.

NON-PERFORMING ASSETS

     The following table presents information concerning non-performing assets:

                                                             AT DECEMBER 31,
                                          ----------------------------------------------------
                                            2006       2005       2004       2003       2002
                                          --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
NON-ACCRUAL LOANS
Commercial                                 $   494    $2,315     $  802    $ 3,282     $1,783
Commercial loans secured by real estate        195       318        606      5,262      1,864
Real estate-mortgage                         1,050     1,070      2,049      1,495      2,784
Consumer                                       547       446        412        742        360
                                           -------    ------     ------    -------     ------
Total                                      $ 2,286    $4,149     $3,869    $10,781     $6,791
                                           -------    ------     ------    -------     ------
PAST DUE 90 DAYS OR MORE AND STILL
   ACCRUING
Commercial                                 $    --    $   --     $   --    $    58     $   --
Commercial loans secured by real estate         --        --         --         10         48
Real estate-mortgage                            --        --         --         --         --
Consumer                                         3        31         --         30          2
                                           -------    ------     ------    -------     ------
Total                                      $     3    $   31     $   --    $    98     $   50
                                           -------    ------     ------    -------     ------
OTHER REAL ESTATE OWNED
Commercial                                 $    --    $   --     $   --    $    --     $   --
Commercial loans secured by real estate         --        --         --        255         --
Real estate-mortgage                             3       130         15        248         89
Consumer                                        --         5         10         29         34
                                           -------    ------     ------    -------     ------
Total                                      $     3    $  135     $   25    $   532     $  123
                                           -------    ------     ------    -------     ------
TOTAL NON-PERFORMING ASSETS                $ 2,292    $4,315     $3,894    $11,411     $6,964
                                           =======    ======     ======    =======     ======
Total non-performing assets as a
   percent of loans and loans held for
   sale, net of unearned income, and
   other real estate owned                    0.39%     0.78%      0.75%      2.26%      1.22%
Total restructured loans                   $ 1,302    $  258     $5,685    $   698     $   --

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

                                              YEAR ENDED DECEMBER 31,
                                         ---------------------------------
                                         2006   2005   2004    2003   2002
                                         ----   ----   ----   -----   ----
                                                   (IN THOUSANDS)
Interest income due in accordance with
   original terms                        $214   $213   $469   $ 670   $470
Interest income recorded                  (55)   (12)   (19)   (119)   (14)
                                         ----   ----   ----   -----   ----
Net reduction in interest income         $159   $201   $450   $ 551   $456
                                         ====   ====   ====   =====   ====

DEPOSITS

     The following table sets forth the average balance of the Company's deposits and average rates paid thereon for the past three calendar years:

                                            AT DECEMBER 31,
                          ---------------------------------------------------
                                2006              2005              2004
                          ---------------   ---------------   ---------------
                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
   Non-interest bearing   $104,266     --%  $107,018     --%  $106,249     --%
   Interest bearing         57,817   1.05     54,695   0.41     53,502   0.29
Savings                     81,964   0.78     96,819   0.86    104,187   0.89
Money market               172,029   3.34    156,932   2.07    120,280   1.11
Other time                 319,220   3.83    284,951   3.04    279,458   2.83
                          --------          --------          --------
Total deposits            $735,296   3.05   $700,415   2.18   $663,676   1.85
                          ========          ========          ========

     Interest expense on deposits consisted of the following:

                            YEAR ENDED DECEMBER 31,
                          ---------------------------
                            2006      2005      2004
                          -------   -------   -------
                                 (IN THOUSANDS)
Interest bearing demand   $   606   $   227   $   154
Savings                       644       829       928
Money market                5,743     3,256     1,340
Certificates of deposit
   in denominations of
   $100,000 or more         1,894     1,378     1,167
Other time                 10,345     7,295     6,747
                          -------   -------   -------
Total interest expense    $19,232   $12,985   $10,336
                          =======   =======   =======

     Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2006:

     MATURING IN:

                                 (IN THOUSANDS)
                                 --------------
Three months or less                 $17,424
Over three through six months          3,413
Over six through twelve months         5,629
Over twelve months                     4,114
                                     -------
Total                                $30,580
                                     =======

FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased and other short-term borrowings from continuing operations are summarized as follows:

                                         AT DECEMBER 31, 2006
                                        ----------------------
                                         FEDERAL       OTHER
                                          FUNDS     SHORT-TERM
                                        PURCHASED   BORROWINGS
                                        ---------   ----------
                                            (IN THOUSANDS,
                                             EXCEPT RATES)
Balance                                   $  --      $49,091
Maximum indebtedness at any month end        --       61,728
Average balance during year                  43       32,778
Average rate paid for the year             5.69%        5.10%
Interest rate on year end balance            --         5.48

                                         AT DECEMBER 31, 2005
                                        ----------------------
                                         FEDERAL       OTHER
                                          FUNDS     SHORT-TERM
                                        PURCHASED   BORROWINGS
                                        ---------   ----------
                                            (IN THOUSANDS,
                                             EXCEPT RATES)
Balance                                  $  --       $ 63,184
Maximum indebtedness at any month end       --        150,552
Average balance during year                  1         78,151
Average rate paid for the year            4.94%          3.32%
Interest rate on year end balance           --           4.25

                                         AT DECEMBER 31, 2004
                                        ----------------------
                                         FEDERAL       OTHER
                                          FUNDS     SHORT-TERM
                                        PURCHASED   BORROWINGS
                                        ---------   ----------
                                            (IN THOUSANDS,
                                             EXCEPT RATES)
Balance                                  $  --       $151,935
Maximum indebtedness at any month end       --        170,989
Average balance during year                  7        128,010
Average rate paid for the year            2.32%          1.61%
Interest rate on year end balance           --           2.25

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

     These borrowing transactions can range from overnight to one year in maturity. The average maturity was three days at the end of 2006, 2005, and 2004.

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

FAILURE TO SUCCESSFULLY EXECUTE OUR TURNAROUND STRATEGY WOULD ADVERSELY AFFECT FUTURE EARNINGS.

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

     We believe we accomplished the first two elements of the turnaround strategy. The final element requires sustained execution of our business plan. If we are unable to achieve the last element of the turnaround strategy, our financial condition and results of operations will not dramatically improve and may deteriorate.

WEAK LOAN GROWTH MAY HINDER OUR ABILITY TO IMPROVE EARNINGS PERFORMANCE.

     In order to improve our financial performance, we must increase our average balance of quality loans. However, our market area is characterized by an aging and declining population base and comparatively slow economic growth. Despite these unattractive fundamentals, our market also is highly competitive. Unless loan originations increase, our earnings performance may not improve to the degree we have planned.

AMERISERV OPERATES UNDER LIQUIDITY CONSTRAINTS AND MAY DO SO IN THE FUTURE BECAUSE OF LOSSES AT THE BANK.

     The payment of dividends by the Bank to us is a primary source of funding for us and is also the principal source of funds for us to pay dividends to our shareholders. Under federal banking law, the Bank may only pay dividends out of accumulated earnings for the current year and the prior two calendar years. Because of the restructuring undertaken in 2005 and 2004, the Bank incurred aggregate losses of $16.6 million. As a consequence, we have relied on dividends from non-bank subsidiaries, a tax refund, inter-company tax payments, and $3.4 million of retained proceeds from the 2004 and 2005 common stock offerings to provide the cash needed to make interest payments on the debentures. We believe we have sufficient cash on hand at the holding company and from these alternative sources to meet our obligations, including our debt service obligations on outstanding debentures until the Bank's dividend authority is restored, which we believe will occur no later than the first quarter of 2008 if the Bank does not suffer future losses. Moreover, we have no significant secondary sources of liquidity such as lines of credit.

WE HAVE UNIONIZED EMPLOYEES, WHICH INCREASES OUR COSTS AND MAY DETER ANY ACQUISITION PROPOSAL.

     The Bank is party to a collective bargaining agreement with the United Steelworkers of America, which represents approximately 61% of our employees. A new three year agreement was executed in October 2004 that expires in October 2007. As a result of provisions in the contract, generally known as work rules, we sometimes cannot take steps that would reduce our operating costs. Furthermore, to our knowledge, we are one of only 13 unionized banking institutions in the United States. The banking industry is a consolidating industry in which acquisitions are frequent. However, some banking institutions may be reluctant to buy a unionized bank because of a perception that operating costs may be higher or that it could result in unionization of its work force. Additionally, there is the risk of a work stoppage if a new collective bargaining agreement cannot be negotiated before the end of the current agreement. Therefore, our stock price may be adversely affected because investors may conclude that there is a reduced likelihood that we will be acquired or could be an acquiror.

A SIGNIFICANT PORTION OF OUR TRUST BUSINESS IS DEPENDENT ON A UNION CLIENT BASE.

     In an effort to capitalize on the Bank's union affiliation, our Trust Company operates the ERECT Funds and the BUILD Funds that seek to attract investment from union pension funds. These funds then use the investments to make loans on construction projects that use union labor. At December 31, 2006, approximately $400 million was invested by unions in the ERECT and BUILD Funds. This represents approximately 22.5% of the total assets under management held by the Trust Company. Therefore, the Trust Company is dependent on a discrete union client base for a sizable portion of its assets under management and its resulting revenue and net income.

CHANGES IN INTEREST RATES COULD REDUCE OUR INCOME, CASH FLOWS AND ASSET VALUES.

     Our income, cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, as well as the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits and borrowings, but it also will affect our ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. This challenge is particularly evident during periods such as 2006 when the yield curve is flat to inverted. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

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

     At December 31, 2006, 61.3% of our net loan portfolio consisted of commercial and commercial mortgage loans, including construction loans. Commercial loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans also are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in our provision for loan losses and an increase in loan charge-offs.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED IF OUR ALLOWANCE FOR LOAN LOSSES IS NOT SUFFICIENT TO ABSORB ACTUAL LOSSES OR IF WE ARE REQUIRED TO INCREASE OUR ALLOWANCE.

     Despite our underwriting criteria, we may experience loan delinquencies and losses for reasons beyond our control, such as general economic conditions. At December 31, 2006, we had nonperforming assets equal to 0.39% of total loans, and loans held for sale, net of unearned income and other real estate owned. In order to absorb losses associated with nonperforming assets, we maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We may be required to increase our allowance for loan losses for any of several reasons. State and federal regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance. In addition, if charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

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

     -    Our ability to attract and retain a qualified workforce;

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

ITEM 2. PROPERTIES

     The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus eleven floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 15 other locations which are owned Ten additional locations are leased with terms expiring from January 1, 2007 to March 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of both management and legal counsel, there is no present basis to conclude that the resolution of these claims will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Company to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     As of January 31, 2007, the Company had 3,589 shareholders of its common stock. AmeriServ Financial, Inc.'s common stock is traded on the NASDAQ National Market System under the symbol ASRV. The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

                                    PRICES         CASH
                                -------------   DIVIDENDS
                                 HIGH    LOW     DECLARED
                                -----   -----   ---------
Year ended December 31, 2006:   $5.00   $4.31     $0.00
   First Quarter                 5.24    4.50      0.00
   Second Quarter                4.96    4.43      0.00
   Third Quarter                 5.00    4.25      0.00
   Fourth Quarter
Year ended December 31, 2005    $5.84   $4.95     $0.00
   First Quarter                 5.67    5.04      0.00
   Second Quarter                5.43    4.30      0.00
   Third Quarter                 4.99    4.08      0.00
   Fourth Quarter

PERFORMANCE GRAPH

     The following Performance Graph and related information shall not be deemed "Soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

                               (PERFORMANCE GRAPH)

     The following table compares total shareholder returns for the Company over the past five years to the NASDAQ Stock Market and the NASDAQ Bank Stocks assuming a $100 investment made on December 31, 2001. Each of the three measures of cumulative return assumes reinvestment of dividends. The stock performance shown on the graph above is not necessarily indicative of future price performance.

                                     12/31/01   12/31/02   12/31/03   12/31/04   12/31/05   12/31/06
                                     --------   --------   --------   --------   --------   --------
AmeriServ Financial, Inc.             $100.00    $ 64.50    $113.10    $116.90    $ 99.10    $111.50
NASDAQ Stock Market (US Companies)    $100.00    $ 68.80    $103.70    $113.20    $115.60    $127.60
NASDAQ Bank Stocks                    $100.00    $106.90    $142.30    $161.70    $158.50    $180.40

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                 SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

                                                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------
                                                             2006       2005        2004         2003         2002
                                                           --------   --------   ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income                                      $ 46,565   $ 45,865   $   50,104   $   55,005   $   65,915
Total interest expense                                       22,087     21,753       26,638       30,360       38,584
                                                           --------   --------   ----------   ----------   ----------
Net interest income                                          24,478     24,112       23,466       24,645       27,331
   Provision for loan losses                                   (125)      (175)       1,758        2,961        9,265
                                                           --------   --------   ----------   ----------   ----------
Net interest income after provision for loan losses          24,603     24,287       21,708       21,684       18,066
Total non-interest income                                    12,841     10,209       14,012       16,995       18,653
Total non-interest expense                                   34,692     49,420       50,091       35,902       40,406
                                                           --------   --------   ----------   ----------   ----------
Income (loss) from continuing operations before income
   taxes                                                      2,752    (14,924)     (14,371)       2,777       (3,687)
   Provision (benefit) for income taxes                         420     (5,902)      (5,845)         587       (1,692)
                                                           --------   --------   ----------   ----------   ----------
Income (loss) from continuing operations                      2,332     (9,022)      (8,526)       2,190       (1,995)
Loss from discontinued operations, net of income taxes *         --       (119)      (1,193)      (1,641)      (3,157)
                                                           --------   --------   ----------   ----------   ----------
Net income (loss)                                          $  2,332   $ (9,141)  $   (9,719)  $      549   $   (5,152)
                                                           ========   ========   ==========   ==========   ==========
PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic earnings (loss) per share                            $   0.11   $  (0.44)  $    (0.58)  $     0.16   $    (0.15)
Diluted earnings (loss) per share                              0.11      (0.44)       (0.58)        0.16        (0.15)
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS*:
Basic loss per share                                       $     --   $  (0.01)  $    (0.08)  $    (0.12)  $    (0.23)
Diluted loss per share                                           --      (0.01)       (0.08)       (0.12)       (0.23)
PER COMMON SHARE DATA:
Basic earnings (loss) per share                            $   0.11   $  (0.45)  $    (0.66)  $     0.04   $    (0.37)
Diluted earnings (loss) per share                              0.11      (0.45)       (0.66)        0.04        (0.37)
Cash dividends declared                                        0.00       0.00         0.00         0.00         0.30
Book value at period end                                       3.82       3.82         4.32         5.32         5.77
BALANCE SHEET AND OTHER DATA:
Total assets                                               $895,992   $880,176   $1,009,232   $1,148,782   $1,175,825
Loans and loans held for sale, net of unearned income       589,435    550,602      521,416      503,387      572,977
Allowance for loan losses                                     8,092      9,143        9,893       11,682       10,035
Investment securities available for sale                    181,498    201,569      373,584      524,573      490,701
Investment securities held to maturity                       20,657     30,355       27,435       28,089       15,077
Deposits                                                    741,755    712,665      644,391      654,597      669,929
Total borrowings                                             63,122     77,256      269,169      409,064      410,135
Stockholders' equity                                         84,684     84,474       85,219       74,270       80,256
Full-time equivalent employees                                  369        378          406          413          422

* The Company sold its remaining mortgage servicing rights of Standard Mortgage Corporation, its former mortgage servicing subsidiary, in December 2004 and incurred discontinued operations activity of this non-core business in 2005 (see Note 23).

                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                      2006    2005      2004      2003    2002
                                                     -----   ------    ------    -----   ------
                                                               (DOLLARS IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
SELECTED FINANCIAL RATIOS:
Return on average total equity                        2.74%  (10.77)%  (11.44)%   0.71%   (6.18)%
Return on average assets                              0.27    (0.95)    (0.76)    0.05    (0.43)
Loans and loans held for sale, net of unearned
   income, as a percent of deposits, at period end   79.46    77.26     80.92    76.90    85.53
Ratio of average total equity to average assets       9.73     8.80      6.67     6.67     7.00
Common stock cash dividends as a percent of net
   loss applicable to common stock                      --       --        --       --   (80.16)
Interest rate spread                                  2.67     2.39      2.01     2.02     2.16
Net interest margin                                   3.12     2.76      2.28     2.31     2.51
Allowance for loan losses as a percentage of
   loans and loans held for sale, net of unearned
   income, at period end                              1.37     1.66      1.90     2.32     1.75
Non-performing assets as a percentage of loans,
   loans held for sale and other real estate
   owned, at period end                               0.39     0.78      0.75     2.26     1.22
Net charge-offs as a percentage of average loans
   and loans held for sale                            0.16     0.11      0.68     0.22     0.85
Ratio of earnings to fixed charges and preferred
   dividends:(1)
   Excluding interest on deposits                     1.93X   (1.35)X    0.12X    1.15x    0.84x
   Including interest on deposits                     1.12     0.05      0.46     1.09     0.90
Cumulative one year interest rate sensitivity gap
   ratio, at period end                               0.85     0.89      0.78     0.96     1.44

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

SUMMARY OVERVIEW:

     The year 2006 marked the opening of a new phase in the turnaround of AmeriServ Financial. For the year ended December 31, 2006, the Company returned to profitability by reporting net income of $2.3 million or $0.11 per share. This compares favorably to the net loss of $9.1 million or ($0.45) per share reported for 2005 and a net loss of $9.7 million or ($0.66) per share for 2004. It was heartening to note that these positive 2006 earnings were generated from traditional community banking and trust activities with no complex financial transactions or unusual strategies. These earnings are an indication that the operating losses of 2002 and 2003 have ended and that the balance sheet restructuring losses of 2004 and 2005 have accomplished their stated goal - to reconstitute AmeriServ as a safe and sound community bank with a growing trust and asset management subsidiary. As AmeriServ pursues its continuing turnaround it is important to note that the basic metrics of a community bank continue to improve.

     - Since December 31, 2005, loans outstanding have increased by $39 million or 7.1%.

     - Since December 31, 2005, deposits have increased by $29 million or 4.1%.

     - Non-interest expenses in 2006 are 6.6% or $2.4 million lower than 2005 (excluding the 2005 FHLB and hedge prepayment penalties). The Company's continuing focus on cost rationalization and the termination of the Memorandum of Understanding earlier in 2006 were key factors causing the non-interest expense reduction.

     - Non-Performing Assets are $2 million less than December 31, 2005, and are now below local and national peer bank averages.

     - The Trust Company in 2006 increased its net income contribution by 27% and recorded asset growth of 10.7% when compared to 2005.

     - Despite experiencing pressure throughout the year due largely to the flat to inverted yield curve, the 2006 net interest margin has increased by 81 basis points since December 31, 2003 as a result of the balance sheet restructurings completed in the prior two years.

     Specifically when analyzing 2005, the successful completion of a $10.3 million private placement common stock offering on September 29, 2005 provided the Company with the capital to facilitate a series of transactions which were designed to significantly improve the Company's interest rate risk position and position the Company for future increased earnings performance. These transactions and their related impact on 2005 earnings were as follows: 1) We retired all remaining $100 million of Federal Home Loan Bank (FHLB) convertible advances that had a cost of approximately 6.0% and a 2010 maturity. The Company incurred a $6.5 million pre-tax prepayment penalty to accomplish this transaction. 2) We terminated all interest rate hedges associated with the FHLB debt. The Company incurred a pre-tax termination fee of $5.8 million to eliminate these hedges on which the Company was a net payer. 3) We sold $112 million of investment securities to provide the additional cash needed by the Bank for these FHLB debt and interest rate swap prepayments. The Company incurred a $2.5 million pre-tax loss on these investment security sales. 4) We redeemed at par $7.2 million of our high coupon trust preferred securities for which the Company incurred a $210,000 charge to write-off related unamortized issuance costs which is included within other expense.

     Similar balance sheet repositioning actions were also executed in the fourth quarter of 2004 as a result of $25.8 million of funds provided from a shareholder approved two tranche private placement common stock offering. These transactions and their related impact on 2004 earnings were as follows: 1) We retired $125 million in FHLB term borrowings that had a cost of approximately 6.0% and a 2010 maturity. The Company incurred a $12.6 million pre-tax prepayment penalty to accomplish this transaction. 2) We redeemed at par $15.3 million of outstanding trust preferred securities for which the Company incurred a $476,000 charge to write-off unamortized issuance costs. 3) We sold all remaining mortgage servicing rights and took the necessary steps to terminate operations at Standard Mortgage Corporation in Atlanta, Georgia. The cost of this closing was approximately $800,000 in 2004, but the closing eliminates an activity that lost $1.2 million in 2004. 4) We restored cash reserves at the parent company and closed an outpost branch office in Harrisburg, Pennsylvania for which the Company incurred $170,000 of costs.

     These transactions were significant factors that caused the Company to report losses in both 2005 and 2004. However, the execution of these transactions combined with the capital provided from the successful private placement common stock offerings strengthened the Company's balance sheet and reduced its risk profile. At December 31, 2006, the Company's asset leverage ratio improved to 10.54% compared to 7.71% at June 30, 2004 which was the last quarter-end prior to commencing the balance sheet repositioning actions.

     As discussed in our strategic direction statement, AmeriServ Financial's focus will be to drive continued meaningful earnings improvement in 2007 and move our financial performance metrics closer to industry norms. The strategic plan is in the early stages of execution and the key is to have every AmeriServ banker involved so customer service excellence becomes synonymous with the name AmeriServ. This customer service focus combined with revenue growth and expense rationalization are the key ingredients needed to improve our earnings performance.

     PERFORMANCE OVERVIEW. . .The following table summarizes some of the Company's key profitability performance indicators for each of the past three years.

                                                                 YEAR ENDED DECEMBER 31,
                                                               ---------------------------
                                                                2006      2005      2004
                                                               ------   -------   -------
                                                                  (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA AND RATIOS)
Income (loss) from continuing operations                       $2,332   $(9,022)  $(8,526)
Diluted earnings (loss) per share from continuing operations     0.11     (0.44)    (0.58)
Return on average equity from continuing operations              2.74%   (10.63)%  (11.44)%
NET INCOME (LOSS):
Net income (loss)                                              $2,332   $(9,141)  $(9,719)
Diluted earnings (loss) per share                                0.11     (0.45)    (0.66)
Return on average equity                                         2.74%   (10.77)%  (13.04)%

     The Company reported net income of $2.3 million or $0.11 per diluted share for 2006. The Company increased earnings in 2006 by generating more revenue from traditional community banking and its trust company while reducing its non-interest expense base. This revenue improvement was evidenced by increased levels of both net interest income and non-interest income. The Company also benefited from a negative loan loss provision for the second consecutive year in 2006 due to the demonstrated sustained improvement in its asset quality. The Company's financial performance was negatively impacted by increased income tax expense in 2006 after recording an income tax benefit in 2005 due to the large pre-tax loss realized last year.

     The Company reported a net loss of $9.1 million or ($0.45) per share for 2005 compared to a net loss of $9.7 million or ($0.66) per share for 2004. The loss in both years was due largely to the balance sheet repositioning actions discussed above. However, the 2005 performance was positively impacted by increased net interest income and a lower provision for loan losses due to continuing asset quality improvement. Also, the net loss from discontinued operations declined by $1.1 million between years as a result of the closure of the SMC in 2005.

     The Company's 2004 performance was negatively impacted by reduced net interest income and lower non-interest revenue when compared to 2003. These negative items were partially offset by a reduced loan loss provision and an increased income tax benefit. A net loss of $1.2 million from discontinued operations is also reflected in the Company's 2004 performance.

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

                                       YEAR ENDED DECEMBER 31,
                                     ---------------------------
                                       2006      2005      2004
                                     -------   -------   -------
                                    (IN THOUSANDS, EXCEPT RATIOS)
Interest income                      $46,565   $45,865   $50,104
Interest expense                      22,087    21,753    26,638
                                     -------   -------   -------
Net interest income                   24,478    24,112    23,466
Tax-equivalent adjustment                 96       108       117
                                     -------   -------   -------
Net tax-equivalent interest income   $24,574   $24,220   $23,583
                                     =======   =======   =======
Net interest margin                     3.12%     2.76%     2.28%

     2006 NET INTEREST PERFORMANCE OVERVIEW... The Company's 2006 net interest income on a tax equivalent basis increased by $354,000 or 1.5% from 2005. This improvement reflects the benefit of an increased net interest margin which has more than offset a reduced level of average earning assets. Specifically, the net interest margin increased by 36 basis points to 3.12% while average earning assets declined by $91 million or 10.4%. Both of these items reflect the benefits of the previously mentioned balance sheet restructuring where the removal of high cost debt from the Company's balance sheet has resulted in lower levels of both borrowed funds and investment securities. Wholesale borrowings averaged only 3.9% of total assets in 2006 compared to 15.8% of total assets in 2005 while investment securities as a percentage of total assets has declined from 36.5% to 25.4% during this same period. The Company's net interest margin and net interest income also benefited from increased loans in the earning asset mix as total loans outstanding averaged $564 million in 2006, a $39 million or 7.4% increase from 2005. This loan growth was driven by increased commercial and commercial real estate loans. Total deposits averaged $735 million in 2006, a $35 million or 5.0% increase from 2005 due primarily to increased deposits from the trust company's operations and increased certificates of deposit as customers have demonstrated a preference for this product due to higher short-term interest rates. Overall, the Company has been able to generate increased net interest income from a smaller but stronger balance sheet despite the negative impact resulting from a flat to inverted yield curve which has pressured the Company's net interest margin throughout 2006.

     COMPONENT CHANGES IN NET INTEREST INCOME: 2006 VERSUS 2005...Regarding the separate components of net interest income, the Company's total interest income for 2006 increased by $688,000 or 1.5% when compared to 2005. This increase was due to a 69 basis point increase in the earning asset yield to 5.93%, but was partially offset by a $91 million decrease in average earning assets. Within the earning asset base, the yield on the total loan portfolio increased by 39 basis points to 6.64% and reflects the higher interest rate environment in 2006 which has allowed the Company to book new loans at rates moderately higher than those currently in the portfolio. The yield on the total investment securities portfolio increased by 26 basis points to 3.96% due to the repricing of variable rate securities in the higher rate environment and reduced amortization expense on the Company's lower balance of mortgage-backed securities.

     The $91 million decline in average earning assets was due to a $130 million or 37% reduction in average investment securities partially mitigated by a $39 million increase in average loans. The average investment securities decline in 2006 reflects the impact of the Company's deleveraging and balance sheet repositioning strategies which began in the second half of 2004 and continued throughout 2005. This repositioning involved selling investment securities and using the proceeds to retire borrowings. The increase in average loans reflects successful commercial loan growth as the Company was able to generate new business particularly in commercial real estate loans. This commercial loan growth led to a greater composition of loans in the earning asset mix that favorably impacted the Company's net interest margin.

     The Company's total interest expense for 2006 increased by $334,000 or 1.5% when compared to 2005. This increase in interest expense was due to a higher cost of funds which more than offset the decline in total average interest bearing liabilities which were $87 million lower in 2006. We deleveraged our balance sheet by reducing high cost FHLB debt and trust preferred securities in the second half of 2005.

     The total cost of funds for 2006 increased by 41 basis points to 3.26% and was driven up by higher short-term interest rates and increased deposits when compared to 2005. Specifically, total average deposits increased by $35 million or 5.0% compared to 2005, while the cost of interest bearing deposits increased by 87 basis points to 3.05%. The increased cost of deposits reflects the higher short-term interest rate environment as well as a customer movement of funds from lower cost savings and demand deposit accounts into higher yielding certificates of deposit.

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

                                                                   YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------------------------------------
                                            2006                           2005                            2004
                                ----------------------------   ----------------------------   ------------------------------
                                           INTEREST                       INTEREST                         INTEREST
                                 AVERAGE    INCOME/   YIELD/    AVERAGE    INCOME/   YIELD/     AVERAGE     INCOME/   YIELD/
                                 BALANCE    EXPENSE    RATE     BALANCE    EXPENSE    RATE      BALANCE     EXPENSE    RATE
                                --------   --------   ------   --------   --------   ------   ----------   --------   ------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
   Loans, net of unearned
      income                    $564,173    $37,693    6.64%   $525,401    $33,055    6.25%   $  496,912    $30,414    5.99%
   Deposits with banks               706         23    3.26         770          6    0.78         6,276         59    0.94
   Federal funds sold                 62          3    5.21          --         --      --            68          1    0.91
   Investment securities:
      Available for sale         197,256      7,868    3.92     326,533     11,926    3.65       493,478     18,333    3.72
      Held to maturity            24,448      1,074    4.39      25,422        986    3.88        34,480      1,414    4.10
                                --------    -------            --------    -------            ----------    -------
Total investment securities      221,704      8,942    3.96     351,955     12,912    3.70       527,958     19,747    3.74
                                --------    -------            --------    -------            ----------    -------
TOTAL INTEREST EARNING
   ASSETS/ INTEREST INCOME       786,645     46,661    5.93     878,126     45,973    5.24     1,031,214     50,221    4.85
                                --------    -------            --------    -------            ----------    -------
Non-interest earning assets:
   Cash and due from banks        18,841                         21,449                           21,793
   Premises and equipment          8,324                          9,365                           10,493
   Other assets                   68,920                         63,401                           61,952
   Assets of discontinued
      operations                      --                          1,135                            2,891
   Allowance for loan losses      (8,750)                        (9,613)                         (10,674)
                                --------                       --------                       ----------
TOTAL ASSETS                    $873,980                       $963,863                       $1,117,669
                                ========                       ========                       ==========
Interest bearing liabilities:
   Interest bearing deposits:
      Interest bearing demand   $ 57,817    $   606    1.05%   $ 54,695    $   227    0.41%   $   53,502    $   154    0.29%
      Savings                     81,964        643    0.78      96,819        829    0.86       104,187        928    0.89
      Money market               172,029      5,741    3.34     156,932      3,256    2.07       120,280      1,340    1.11
      Other time                 319,220     12,242    3.83     284,951      8,673    3.04       279,458      7,914    2.83
                                --------    -------            --------    -------            ----------    -------
         Total interest
            bearing deposits     631,030     19,232    3.05     593,397     12,985    2.18       557,427     10,336    1.85
                                --------    -------            --------    -------            ----------    -------
Federal funds purchased and
   other short-term borrowings    32,821      1,672    5.09      78,152      2,599    3.32       128,017      2,098    1.64
Advances from Federal Home
   Loan Bank                         967         63    6.45      73,924      4,510    6.10       208,444     11,218    5.38
Guaranteed junior
   subordinated deferrable
   interest debentures            13,085      1,120    8.57      19,345      1,659    8.58        34,842      2,986    8.57
                                --------    -------            --------    -------            ----------    -------
TOTAL INTEREST BEARING
   LIABILITIES/INTEREST
   EXPENSE                       677,903     22,087    3.26     764,818     21,753    2.85       928,730     26,638    2.84
                                --------    -------            --------    -------            ----------    -------
Non-interest bearing
   liabilities:
   Demand deposits               104,266                        107,018                          106,249
   Liabilities of
      discontinued operations         --                            379                              498
   Other liabilities               6,765                          6,780                            7,635
   Stockholders' equity           85,046                         84,868                           74,557
                                --------                       --------                       ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY         $873,980                       $963,863                       $1,117,669
                                ========                       ========                       ==========
Interest rate spread                                   2.67                           2.39                             2.01
Net interest income/net
   interest margin                           24,574    3.12%                24,220    2.76%                  23,583    2.28%
Tax-equivalent adjustment                       (96)                          (108)                            (117)
                                            -------                        -------                          -------
Net interest income                         $24,478                        $24,112                          $23,466
                                            =======                        =======                          =======

     The average balance and yield on taxable securities was $222 million and 3.96%, $352 million and 3.70% and $528 million and 3.74% for 2006, 2005, and
2004, respectively. The Company had no tax-exempt securities in any of the periods presented.

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

                                                                       2006 VS. 2005                 2005 VS. 2004
                                                                ---------------------------   ---------------------------
                                                                    INCREASE (DECREASE)           INCREASE (DECREASE)
                                                                     DUE TO CHANGE IN:             DUE TO CHANGE IN:
                                                                ---------------------------   ---------------------------
                                                                AVERAGE                       AVERAGE
                                                                 VOLUME     RATE     TOTAL     VOLUME     RATE     TOTAL
                                                                -------   -------   -------   -------   -------   -------
                                                                                      (IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income                                   $ 2,513   $ 2,125   $ 4,638   $ 1,503   $ 1,138   $ 2,641
Deposits with banks                                                  --        17        17       (44)       (9)      (53)
Federal funds sold                                                    3        --         3        (1)       --        (1)
Investment securities:
   Available for sale                                            (4,990)      932    (4,058)   (6,115)     (292)   (6,407)
   Held to maturity                                                 (36)      124        88      (355)      (73)     (428)
                                                                -------   -------   -------   -------   -------   -------
Total investment securities                                      (5,026)    1,056    (3,970)   (6,470)     (365)   (6,835)
                                                                -------   -------   -------   -------   -------   -------
Total interest income                                            (2,510)    3,198       688    (5,012)      764    (4,248)
                                                                -------   -------   -------   -------   -------   -------
INTEREST PAID ON:
Interest bearing demand deposits                                     13       366       379         4        69        73
Savings deposits                                                   (116)      (70)     (186)      (67)      (32)      (99)
Money market                                                        337     2,148     2,485       499     1,417     1,916
Other time deposits                                               1,139     2,430     3,569       153       606       759
Federal funds purchased and other short-term borrowings          (1,964)    1,037      (927)     (307)      808       501
Advances from Federal Home Loan Bank                             (4,721)      274    (4,447)   (8,463)    1,755    (6,708)
Guaranteed junior subordinated deferrable interest debentures      (537)       (2)     (539)   (1,330)        3    (1,327)
                                                                -------   -------   -------   -------   -------   -------
Total interest expense                                           (5,849)    6,183       334    (9,511)    4,626    (4,885)
                                                                -------   -------   -------   -------   -------   -------
Change in net interest income                                   $ 3,339   $(2,985)  $   354   $ 4,499   $(3,862)  $   637
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

                                                                  AT DECEMBER 31,
                                                             ------------------------
                                                              2006     2005     2004
                                                             ------   ------   ------
                                                                  (IN THOUSANDS,
                                                                EXCEPT PERCENTAGES)
Total loan delinquency (past due 30 to 89 days)              $2,991   $4,361   $3,311
Total non-accrual loans                                       2,286    4,149    3,869
Total non-performing assets(1)                                2,292    4,315    3,894
Loan delinquency as a percentage of total loans and loans
   held for sale, net of unearned income                       0.51%    0.79%    0.64%
Non-accrual loans as a percentage of total loans and loans
   held for sale, net of unearned income                       0.39     0.75     0.74
Non-performing assets as a percentage of total loans and
   loans held for sale, net of unearned income, and other
   real estate owned                                           0.39     0.78     0.75

(1) Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments of which some are insured for credit loss, and (iii) other real estate owned.

     Each of the Company's loan quality metrics displayed in the above table demonstrated improvement between 2006 and 2005. This improvement resulted from the Company's diligent focus on improving asset quality as one of the core strategies of the Company's turnaround. Loan delinquency levels have now remained below 1% for the past three years and reflect the improved loan portfolio quality. Non-performing asset levels also declined by $2.0 million between 2006 and 2005 to $2.3 million or 0.39% of total loans due to the successful work-out of the Company's largest problem credit during 2006.

     Overall, the Company had one loan totaling $1.3 million at December 31, 2006, that had been restructured which involved granting loan rates less than that of the market rate.

     While we are pleased with the noted improvement in asset quality, we continue to closely monitor the portfolio given the number of relatively large sized commercial and commercial real estate loans within the portfolio. As of December 31, 2006, the 25 largest credits represented 31.5% of total loans outstanding. This portfolio characteristic combined with the limited seasoning of recent new loan production are some of the factors that the Company considered in maintaining a $761,000 general risk reserve within the allowance for loan losses at December 31, 2006.

     ALLOWANCE AND PROVISION FOR LOAN LOSSES. . . As described in more detail in the Critical Accounting Policies and Estimates section of this MD&A, the Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The allowance consists of three elements;
1) reserves established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, economic trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy, financial information, and documentation exceptions, and 3) a general risk reserve which provides adequate positioning in the event of variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the bank's loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. Note that the qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company's management to establish allocations which accommodate each of the listed risk factors. The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended.

                                                                                YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                   2006       2005       2004       2003       2002
                                                                 --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year                                     $  9,143   $  9,893   $ 11,682   $ 10,035   $  5,830
Transfer to reserve for unfunded loan commitments                      --         --       (122)      (139)        --
                                                                 --------   --------   --------   --------   --------
   Charge-offs:
      Commercial                                                     (769)      (214)    (1,107)      (425)    (5,119)
      Commercial loans secured by real estate                          (2)      (113)    (1,928)      (172)        --
      Real estate-mortgage                                            (76)      (145)      (139)      (331)      (516)
      Consumer                                                       (397)      (403)      (867)      (645)      (348)
                                                                 --------   --------   --------   --------   --------
         Total charge-offs                                         (1,244)      (875)    (4,041)    (1,573)    (5,983)
                                                                 --------   --------   --------   --------   --------
   Recoveries:
      Commercial                                                      115         77        410        170        584
      Commercial loans secured by real estate                          41         15          7          2         --
      Real estate-mortgage                                             19         52         65         63        160
      Consumer                                                        143        156        134        163        179
                                                                 --------   --------   --------   --------   --------
         Total recoveries                                             318        300        616        398        923
                                                                 --------   --------   --------   --------   --------
Net charge-offs                                                      (926)      (575)    (3,425)    (1,175)    (5,060)
Provision for loan losses                                            (125)      (175)     1,758      2,961      9,265
                                                                 --------   --------   --------   --------   --------
Balance at end of year                                           $  8,092   $  9,143   $  9,893   $ 11,682   $ 10,035
                                                                 ========   ========   ========   ========   ========
Loans and loans held for sale, net of unearned income:
   Average for the year                                          $567,435   $528,545   $503,742   $525,604   $592,686
   At December 31                                                 589,435    550,602    521,416    503,387    572,977
As a percent of average loans and loans held for sale:
   Net charge-offs                                                   0.16%      0.11%      0.68%      0.22%      0.85%
   Provision for loan losses                                        (0.02)     (0.03)      0.35       0.56       1.56
   Allowance for loan losses                                         1.43       1.73       1.96       2.22       1.69
Allowance as a percent of each of the following:
   Total loans and loans held for sale, net of unearned income       1.37       1.66       1.90       2.32       1.75
   Total delinquent loans (past due 30 to 89 days)                 270.54     209.65     298.79      79.82      56.13
   Total non-accrual loans                                         353.98     220.37     255.70     108.36     147.77
   Total non-performing assets                                     353.05     211.89     254.06     102.37     144.10
Allowance as a multiple of net charge-offs                           8.74x     15.90x      2.89x      9.94x      1.98x
Total classified loans                                           $ 15,163   $ 20,208   $ 22,921   $ 35,135   $ 20,666

     As a result of improved asset quality, we were able to reverse a portion of the allowance for loan losses into earnings in both 2006 and 2005. The loan loss provision benefit amounted to $125,000 in 2006 and $175,000 in 2005. Both of these amounts compare favorably to the $1.8 million loan loss provision recognized in 2004 as the Company was in the earlier stages of working out of several larger problem credits during that year. Non-performing assets decreased to $2.3 million or 0.39% of total loans at December 31, 2006 compared to $4.3 million or 0.78% of total loans at December 31, 2005. Classified loans have also now declined for three consecutive years from a high point of $35.1 million at December 31, 2003 to $15.2 million at December 31, 2006. For the year ended December 31, 2006, net charge-offs amounted to $926,000 or 0.16% of total loans compared to net charge-offs of $575,000 or 0.11% of total loans in 2005, and $3.4 million or 0.68% of total loans in 2004.

     Additionally, at December 31, 2006, the loan loss reserve as a percentage of total loans amounted to 1.37% compared to 1.66% at December 31, 2005 and 1.90% at December 31, 2004. The drop in this ratio since December 31, 2004 is due to a decrease in the size of the loan loss reserve combined with an increase in total loans. The Company's loan loss reserve coverage of non-performing assets amounted to 353% at December 31, 2006 compared to 212% at December 31, 2005 and 254% at December 31, 2004. The drop in non-performing assets was a key factor contributing to the improvement in this ratio over the past several years.

     The following schedule sets forth the allocation of the allowance for loan losses among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                               AT DECEMBER 31,
                    ----------------------------------------------------------------------------------------------------
                           2006                2005                2004                 2003                2002
                    ------------------  ------------------  ------------------  -------------------  -------------------
                            PERCENT OF          PERCENT OF          PERCENT OF           PERCENT OF           PERCENT OF
                             LOANS IN            LOANS IN            LOANS IN             LOANS IN             LOANS IN
                               EACH                EACH                EACH                 EACH                 EACH
                             CATEGORY            CATEGORY            CATEGORY             CATEGORY             CATEGORY
                                TO                  TO                  TO                   TO                   TO
                    AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT      LOANS     AMOUNT     LOANS
                    ------  ----------  ------  ----------  ------  ----------  -------  ----------  -------  ----------
                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial          $2,361     15.6%    $3,312     14.6%    $2,173     13.8%    $ 2,623     15.0%    $ 1,932     15.6%
Commercial
   loans secured
   by real estate    3,546     45.8      3,644     45.3      5,519     43.2       7,120     41.0       5,968     38.9
Real
   estate-mortgage     424     35.6        381     36.5        346     38.9         376     38.9         469     40.7
Consumer             1,000      3.0      1,022      3.6      1,074      4.1         853      5.1         826      4.8
Allocation to
   general risk        761       --        784       --        781       --         710       --         840       --
                    ------              ------              ------              -------              -------
Total               $8,092    100.0%    $9,143    100.0%    $9,893    100.0%    $11,682    100.0%    $10,035    100.0%
                    ======    =====     ======    =====     ======    =====     =======    =====     =======    =====

     Even though residential real estate-mortgage loans comprise 35.6% of the Company's total loan portfolio, only $424,000 or 5.2% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company's five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company's historical loss experience in these categories, and other qualitative factors.

     Based on the Company's loan loss reserve methodology and the related assessment of the inherent risk factors contained within the Company's loan portfolio, we believe that the allowance for loan losses was adequate at December 31, 2006 to cover losses within the Company's loan portfolio.

     NON-INTEREST INCOME. . Non-interest income for 2006 totaled $12.8 million; a $2.6 million or 25.8% increase from the 2005 performance. Factors contributing to the net increase in non-interest income in 2006 included:

     - the Company realized $2.5 million of investment security losses in 2005 in conjunction with its balance sheet restructuring. There were no investment security losses realized in 2006.

     - a $390,000 or 6.4% increase in trust fees due to continued successful business development efforts in both the union and traditional trust product lines. Over the past year, the fair market value of trust customer assets has grown by 10.7% to $1.8 billion at December 31, 2006.

     - a $190,000 increase in bank owned life insurance proceeds due largely to the payment of a death claim in 2006.

     - a $104,000 decrease in gains realized on loan sales into the secondary market due to weaker residential mortgage loan production in 2006. Overall, there were $5.8 million fewer loans sold into the secondary market in 2006 when compared to 2005.

     - other income declined by $204,000 in 2006 or 7.7% due to reduced revenues from AmeriServ Associates, a subsidiary that previously provided asset liability management and investment consulting services to smaller community banks, that was closed in the second quarter of 2006 because it no longer fit the Company's strategic direction.

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

     NON-INTEREST EXPENSE. . . Non-interest expense for 2006 totaled $34.7 million, a $14.7 million or 29.8% decrease from the 2005 performance. Factors contributing to the net decrease in non-interest expense in 2006 included:

     - the Company incurred $12.3 million in charges related to FHLB prepayment penalties and interest rate hedge termination costs in conjunction with its balance sheet restructuring in 2005. There were no such charges in 2006.

     - professional fees decreased by $1.0 million or 24.4% due to lower legal costs and external audit fees. The Company also experienced a reduction in costs related to Sarbanes Oxley Section 404 compliance in 2006 as the professional costs associated with the first year implementation were higher in 2005.

     - salaries and employee benefits decreased by $393,000 or 2.1% due primarily to 17 fewer full time equivalent employees (FTE) in 2006. The closure of AmeriServ Associates was responsible for a reduction of 8 of these FTE.

     - miscellaneous taxes and insurance declined by $195,000 or 11.1% due largely to reduced premium costs for professional insurance coverage.

     - other expenses declined by $433,000 as our continuing focus on cost reduction and rationalization has resulted in numerous expense reductions in categories such as collection costs, business development expenses, telephone costs, and other real estate owned expense. Also, the Company incurred a $210,000 charge to write-off unamortized issuance costs related to the redemption of trust preferred securities in 2005. There was no such charge in 2006.

     Overall, the termination of the Memorandum of Understanding in 2006 was a key factor causing the Company to begin realizing expense savings within professional fees, other expenses, and FDIC insurance in the second half of the year. Also, the loss from discontinued operations declined from $119,000 in 2005 to $0 in 2006 as the Company completed the exit from its mortgage servicing operation in 2005.

     Non-interest expense for 2005 totaled $49.4 million, a $671,000 or 1.3% decrease from the 2004 performance. Factors contributing to the net decrease in non-interest expense in 2005 included:

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

     INCOME TAX EXPENSE. . . The Company recognized income tax expense of $420,000 or an effective rate of 15.3% in 2006 compared to an income tax benefit of approximately $5.9 million for both 2005 and 2004. As part of the 2006 tax expense, the Company did benefit from the elimination of a $100,000 income tax valuation allowance related to the deductibility of charitable contributions that management determined was no longer needed given the level of taxable income generated by the Company in 2006. As part of the income tax benefit in 2005 and 2004, the Company lowered its tax expense by $475,000 and $680,000, respectively, due to a reduction in reserves for prior year tax contingencies as a result of the successful conclusion of an IRS examination on several open tax years. The Company's largest source of tax-free income is from bank owned life insurance which is the primary reason why the effective tax rate is lower than the statutory rate in all years.

     SEGMENT RESULTS. . . Retail banking's net income contribution was $1.3 million in 2006 compared to $499,000 for 2005. The retail banking net income contribution was up from the prior year due to lower non-interest expense. This more than offset reduced net interest income. The reduced net interest income reflected increased deposit costs due to the negative impact that the flat to inverted yield curve had on shifting customers into higher cost certificates of deposit. When 2005 is compared to 2004, the retail banking net income contribution was down $831,000 due to reduced net interest income and lower non-interest revenue.

     The trust segment's net income contribution in 2006 amounted to $1.7 million which was up $303,000 from the prior year due to increased revenue and controlled expenses. Successful new business development efforts in both the traditional trust and union product lines contributed to the higher revenue. Since December 31, 2005, the fair market value of trust customer assets has increased by $172 million or 10.7% to $1.8 billion at December 31, 2006. The trust segment's net income contribution in 2005 amounted to $1.4 million. This represented an increase of $535,000 from the $860,000 net income contribution earned in 2004 also due to an increase in fee revenue. The diversification of the revenue-generating divisions within the trust segment is one of the primary reasons for its successful profitable growth over the past several years. The specialized union collective investment funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor. This unique growth niche has attracted several international labor unions as investors as well as many local unions from a number of states. The value of assets in these union funds totaled approximately $400 million at December 31, 2006.

     The commercial lending segment's net income contribution in 2006 amounted to $2.6 million which was up $1.2 million when compared to the net income of $1.4 million reported in 2005. The improved performance in 2006 was caused by increased net interest income resulting from the greater level of commercial loans outstanding and improved asset quality. Assets within the commercial lending segment increased by $38 million or 12.9% during 2006. The improved asset quality also allowed the Company to release a portion of our allowance for loan losses into earnings in both 2006 and 2005. When 2005 is compared to 2004, the commercial lending segment significantly increased its profitability by $1.5 million when compared to the $93,000 net loss experienced in 2004. The 2005 net income improvement was also caused by increased net interest income and a lower provision for loan losses.

     The investment/parent segment reported a net loss of $3.2 million in 2006 which was significantly less than the net loss of $12.2 million realized in 2005 and the net loss of $10.7 million realized in 2004. Note that the losses in 2005 and 2004 were due primarily to the previously discussed balance sheet restructuring actions which were executed to reduce the Company's risk profile and improve our earnings power. Specifically in 2005, these restructuring actions included $12.3 million of FHLB debt and interest rate hedge prepayment penalties and $2.6 million of losses realized on investment security sales. In 2004, the Company incurred $12.6 million of FHLB debt prepayment penalties. There were no such charges realized in 2006. Note that the Company also benefited from a reduction in interest expense on the guaranteed junior subordinated debentures that amounted to $539,000 in 2006 and $1.3 million in 2005 as a portion of this high cost debt was retired in conjunction with the private placement common stock offerings.

     The increased net loss in the other fee based segment resulted from the Company's strategic decision to close AmeriServ Associates in the second quarter of 2006. This subsidiary previously provided asset liability management and investment consulting services to smaller community banks. Additionally, on December 28, 2004, the Company sold all of its remaining mortgage servicing rights and discontinued operations of this non-core business. The Company concluded that mortgage servicing was not a core community banking business and we did not have the scale nor the earnings power to absorb the volatility and risk associated with this business line. The Company reduced its loss from discontinued operations from $1.2 million in 2004 to $119,000 in 2005 to $0 in 2006.

     For greater discussion on the future strategic direction of the Company's key business segments, see Forward Looking Statement which begins on page 36.

     BALANCE SHEET. . . The Company's total consolidated assets were $896 million at December 31, 2006, compared with $880 million at December 31, 2005, which represents an increase of $15.8 million or 1.8%. This higher level of assets resulted primarily from an increased level of loans. The Company's loans totaled $589 million at December 31, 2006, an increase of $39 million or 7.1% from year-end 2005 due to commercial and commercial real-estate loan growth. Investment securities declined by $28 million in 2006 as investment portfolio cash flow has been used to either paydown borrowings or fund loan growth.

     The Company's deposits totaled $742 million at December 31, 2006, which was $29 million or 4.1% higher than December 31, 2005. $20 million of this increase was caused by greater Trust Company controlled money market deposits in the Bank. The remainder of the deposit increase was due to increased certificates of deposit as customers have opted for this product given higher short-term interest rates. Total borrowed funds decreased by $14 million due to the previously discussed strategy to reduce the Company's borrowed funds with investment securities cash flow if this cash is not first needed to fund loans. Total stockholders' equity remained constant at approximately $85 million at December 31, 2006 and December 31, 2005, as the capital provided from the 2005 private placement basically offset the $9.1 million net loss experienced during 2005. In 2006, a $2.4 million decline in accumulated other comprehensive income due to the recognition of a minimum pension liability resulting from the adoption of FAS #158 was basically offset by $2.3 million of retained net income. The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at December 31, 2006 of 10.54%. The Company's book value per share at December 31, 2006 was $3.82.

     LIQUIDITY. . The Bank's liquidity position has been sufficient during the last several years when the Bank was undergoing a turnaround and return to traditional community banking. Our core deposit base has remained stable throughout this period and has been adequate to fund the Bank's operations. Neither the sales of investment securities nor the use of the proceeds from such sales and cash flow from prepayments and amortization of securities to redeem Federal Home Loan Bank advances has adversely affected the Bank's liquidity. Both the maturing securities and the securities sold were pledged as collateral for FHLB borrowings. However, the cash flow from the maturities and the sale of securities was used to reduce FHLB advances and therefore these transactions did not require that replacement securities be pledged and did not otherwise adversely affect Bank liquidity. We expect that liquidity will continue to be adequate as we transform the balance sheet to one that is more loan dependent.

     Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $2.7 million from December 31, 2005, to December 31, 2006, due primarily to $7.6 million of cash provided by financing activities and $5.1 million of cash provided by operating activities. This was offset by $10.0 million of cash used in investing activities. Within investing activities, proceeds from investment security maturities exceeded cash used for limited purchases of new investment securities by $31 million. This reflected the Company's ongoing strategy of using cash from the investment portfolio to fund loans. Cash advanced for new loan fundings and purchases totaled $152 million and was $39 million more than the cash received from loan principal payments and sales. Within financing activities, the Company experienced a net $23 million growth in deposits with these funds used to paydown short-term borrowings and fund loans as the Company has consciously reduced its interest rate risk position by eliminating debt.

     The Company used $1.0 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in 2006. This was $530,000 less than the cash used for this purpose in 2005 due to the retirement of $7 million of these securities as part of the 2005 balance sheet restructuring. The liquidity position of the parent company has improved significantly as a result of the successful private placement common stock offerings completed in 2005 and 2004 which provided $32 million of net cash after paying offering expenses. The parent company retained $3.4 million of the offering proceeds to provide ongoing liquidity and support the reduced debt service on the remaining trust preferred securities. There was no cash used for common stock cash dividends payments to shareholders in any of the past three years. The parent company had $3.2 million of cash at December 31, 2006.

     Dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position, also provide ongoing cash to the parent. Longer term, however, the reinstatement of any common dividend or treasury stock repurchase program is dependent upon the subsidiary bank maintaining and improving profitability so that it can resume upstreaming dividends to the parent company under applicable law. The subsidiary bank must first recoup $6.5 million in net losses that it incurred over the past two years before it can consider resuming dividend upstreams or wait until the first quarter of 2008 when prior losses are no longer factored into the regulatory dividend upstream calculation.

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker's acceptances, and commercial paper. These assets totaled $8 million at December 31, 2006 compared to $26 million at December 31, 2005. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities are other significant sources of asset liquidity for the Company.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company's subsidiary bank is a member of the Federal Home Loan Bank which provides the opportunity to obtain short- to longer-term advances based upon the Bank's investment in assets secured by one- to four-family residential real estate. At December 31, 2006, the bank had immediately available $218 million of overnight borrowing capability at the FHLB and a $10 million unsecured federal funds line with a correspondent bank. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

     CAPITAL RESOURCES. . . The Company exceeds all regulatory capital ratios for each of the periods presented. The Company continues to be considered well capitalized as the asset leverage ratio was 10.54% at December 31, 2006 compared to 10.24% at December 31, 2005. Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios. At December 31, 2006, accumulated other comprehensive loss amounted to $6.4 million. Additionally, the amortization of $865,000 of core deposit intangible assets has favorably impacted tangible capital. The tangible equity to asset ratio was 8.29% at December 31, 2006. We anticipate that we will further build our capital ratios during 2007 due to the retention of earnings and limited change in the overall size of the balance sheet.

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

     The following table presents a summary of the Company's static GAP positions at December 31, 2006:

                                                               OVER        OVER
                                                             3 MONTHS    6 MONTHS
                                                 3 MONTHS     THROUGH     THROUGH      OVER
INTEREST SENSITIVITY PERIOD                       OR LESS    6 MONTHS     1 YEAR      1 YEAR      TOTAL
---------------------------                      --------    --------    --------    --------   --------
                                                      (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans                                            $221,085    $ 25,963    $ 48,326    $285,969   $581,343
Investment securities                              38,503      11,262      13,897     138,493    202,155
Short-term assets                                     413          --          --          --        413
Bank owned life insurance                              --          --      32,256          --     32,256
                                                 --------    --------    --------    --------   --------
   Total rate sensitive assets                   $260,001    $ 37,225    $ 94,479    $424,462   $816,167
                                                 --------    --------    --------    --------   --------
RATE SENSITIVE LIABILITIES:
Deposits:
   Non-interest bearing deposits                 $     --    $     --    $     --    $107,559   $107,559
   NOW and Super NOW                                8,850          --          --      59,608     68,458
   Money market                                   151,666          --          --      12,041    163,707
   Other savings                                   18,613          --          --      55,839     74,452
   Certificates of deposit of $100,000 or more     17,424       3,413       5,629       4,114     30,580
   Other time deposits                             83,941      26,591      96,330      90,137    296,999
                                                 --------    --------    --------    --------   --------
      Total deposits                              280,494      30,004     101,959     329,298    741,755
Borrowings                                         49,101          11          22      13,988     63,122
                                                 --------    --------    --------    --------   --------
      Total rate sensitive liabilities           $329,595    $ 30,015    $101,981    $343,286   $804,877
                                                 --------    --------    --------    --------   --------
INTEREST SENSITIVITY GAP:
   Interval                                       (69,594)      7,210      (7,502)     81,176         --
   Cumulative                                    $(69,594)   $(62,384)   $(69,886)   $ 11,290   $ 11,290
                                                 ========    ========    ========    ========   ========
Period GAP ratio                                     0.79X       1.24X       0.93X       1.24X
Cumulative GAP ratio                                 0.79        0.83        0.85        1.02
Ratio of cumulative GAP to total assets             (7.77)%     (6.96)%     (7.80)%      1.26%

     When December 31, 2006, is compared to December 31, 2005, the ratio of the cumulative GAP to total assets up to the one year time frame became more negative increasing from -5.15% to -7.80%. This increase was due to customer preference for shorter term certificates of deposit in 2006 as a result of the inverted yield curve with short term rates higher than intermediate to longer term interest rates.

     Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company's asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/-5.0% which include interest rate movements of 100 basis points. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

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

                         VARIABILITY OF       CHANGE IN
                          NET INTEREST     MARKET VALUE OF
INTEREST RATE SCENARIO       INCOME       PORTFOLIO EQUITY
----------------------   --------------   ----------------
200 bp increase               (0.4)%             7.1%
100 bp increase                1.0               4.6
100 bp decrease               (0.2)             (9.7)
200 bp decrease               (3.7)            (28.5)

     As indicated in the table, the 2005 balance sheet restructuring has sharply reduced the earnings volatility in the Company's balance sheet as a result of the Company's reduced level of borrowed funds. The variability of net interest income is 1.0% or less in both of the 100 basis point interest rate shock scenarios. The market value of portfolio equity increased by 4.6% in a 100 basis point upward rate shock due to increased value of the Company's core deposit base. Negative variability of market value of portfolio equity occurred in both downward rate shocks due to a reduced value for core deposits.

     Within the investment portfolio at December 31, 2006, 90% of the portfolio is classified as available for sale and 10% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity but has no impact on regulatory capital. Furthermore, it is the Company's intent to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market. The Company also periodically sells 15-year fixed rate mortgage loans into the secondary market as well.

     The amount of loans outstanding by category as of December 31, 2006, which are due in (i) one year or less, (ii) more than one year through five years, and
(iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                                   MORE
                                                                 THAN ONE
                                                        ONE        YEAR
                                                      YEAR OR     THROUGH    OVER FIVE     TOTAL
                                                       LESS     FIVE YEARS     YEARS       LOANS
                                                     --------   ----------   ---------   --------
                                                             (IN THOUSANDS, EXCEPT RATIOS)
Commercial                                           $ 29,615    $ 48,853     $ 13,278   $ 91,746
Commercial loans secured by real estate                47,363      90,993      131,425    269,781
Real estate-mortgage                                   47,920      84,898       77,268    210,086
Consumer                                                3,591       5,456        9,289     18,336
                                                     --------    --------     --------   --------
Total                                                $128,489    $230,200     $231,260   $589,949
                                                     ========    ========     ========   ========
Loans with fixed-rate                                $ 64,725    $162,014     $130,394   $357,133
Loans with floating-rate                               63,764      68,186      100,866    232,816
                                                     --------    --------     --------   --------
Total                                                $128,489    $230,200     $231,260   $589,949
                                                     ========    ========     ========   ========
Percent composition of maturity                          21.8%       39.0%        39.2%     100.0%
Fixed-rate loans as a percentage of total loans                                              60.5%
Floating-rate loans as a percentage of total loans                                           39.5%

     The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

     CONTRACTUAL OBLIGATIONS. . .The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                                                          PAYMENTS DUE IN
                                            --------------------------------------------------------------------------
                                               NOTE     ONE YEAR   ONE TO THREE   THREE TO FIVE   OVER FIVE
                                            REFERENCE    OR LESS       YEARS          YEARS         YEARS       TOTAL
                                            ---------   --------   ------------   -------------   ---------   --------
                                                                          (IN THOUSANDS)
Deposits without a stated maturity               8      $414,176      $    --        $    --       $    --    $414,176
Certificates of deposit*                         8       242,054       53,985         24,811        31,946     352,796
Borrowed funds*                                 10        51,827          115            144           968      53,054
Guaranteed junior subordinated deferrable
   interest debentures*                         10            --           --             --        34,369      34,369
Pension obligation                              13         1,500           --             --            --       1,500
Lease commitments                               14           828          954            693           673       3,148

* Includes interest based upon interest rates in effect at December 31, 2006. Future changes in market interest rates could materially affect contractual amounts to be paid.

     OFF BALANCE SHEET ARRANGEMENTS. . . The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $125,863,000 and standby letters of credit of $8,472,000 as of December 31, 2006. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2006, there were no interest rate contracts outstanding.

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

     Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $5.8 million, or 72%, of the total allowance for credit losses at December 31, 2006 has been allotted to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

     ACCOUNT -- Income Taxes

     BALANCE SHEET REFERENCE -- Deferred Tax Asset and Current Taxes Payable

     INCOME STATEMENT REFERENCE -- Provision for Income Taxes

     DESCRIPTION

     In accordance with the liability method of accounting for income taxes specified in Statement of Financial Accounting Standards (FAS) #109, "Accounting for Income Taxes" the provision for income taxes is the sum of income taxes both currently payable and deferred. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of asset and liabilities for financial reporting purposes and the basis of assets and liabilities as measured by the enacted tax rates that management estimates will be in effect when the differences reverse.

     In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2006, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered.

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

     ACCOUNT -- Investment Securities

     BALANCE SHEET REFERENCE -- Investment Securities

     INCOME STATEMENT REFERENCE -- Net realized gains (losses) on investment securities

     DESCRIPTION

     Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security's performance, the creditworthiness of the issuer and the Company's intent and ability to hold the security to recovery. A decline in value that is to be considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operation. At December 31, 2006, 100% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by Government agencies, U.S. Treasury or Government sponsored agencies. The Company believes the price movements in these securities are dependent upon the movement in market interest rates. The Company's management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

     FORWARD LOOKING STATEMENT. . .

THE STRATEGIC FOCUS:

     During the three-year life of the MOU, the focus of the company was on satisfying the regulatory criticisms and improving the quality of the balance sheet. But now the emphasis has changed. The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and our growing Trust Company. Our new focus encompasses the following:

- Customer Service - it is the existing and prospective customer that AmeriServ must now satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. AmeriServ is training and motivating its staff to meet these standards.

- Revenue Growth - the competitors of AmeriServ have been able to strengthen their position while AmeriServ concentrated on the provisions of the MOU. However, it is now necessary for AmeriServ to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company's Strategic Plan contains action plans in each of these areas. This challenge will be met by seeking to exceed customer expectations in every area. An examination of the peer bank database provides ample proof that a well executed community banking business model can generate a reliable and rewarding revenue stream.

- Expense Rationalization - a quick review of recent AmeriServ financial statements tells the story of a continuing process of expense rationalization. This has not been a program of broad based cuts but has been targeted so AmeriServ stays strong but spends less. However, this initiative takes on new importance because it is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

     Each of the preceding charges has become the focus at AmeriServ, particularly in the three major customer service, revenue generating areas.

     1. THE RETAIL BANK -- this business unit has emerged from the past difficulties strong and eager to grow. It has new powers in that it now includes Consumer Lending and Residential Mortgages. But more importantly, it has a solid array of banking services, and a broad distribution of community offices in its primary market. This business unit will provide a solid foundation for the company as it presents its new, positive face to the community.

     2. COMMERCIAL LENDING -- this business unit is already in a growth mode. It has totally revised procedures and has recruited an experienced professional staff. But it also has the skills and energy to provide financial advice and counsel. The challenge is to shorten response time, to eliminate bureaucracy and to always understand the needs of the customer. This business unit has already proven its value, while now only in the earliest stages of working to maximize its potential.

     3. TRUST COMPANY -- the Trust Company has already proven its ability to grow its assets under management along with its fees. It has restructured itself into a true 21st Century business model which has improved its marketplace focus. It has a positive investment performance record which enables it to excel in traditional trust functions such as wealth management. But also, it has shown creativity in building a position of substance in the vast world of union managed pension funds. Resources will continue to be channeled to the Trust Company so that this kind of creativity can continue to lead to new opportunities.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS

                                                                                                          AT DECEMBER 31,
                                                                                                        -------------------
                                                                                                          2006       2005
                                                                                                        --------   --------
                                                                                                           (IN THOUSANDS)
ASSETS
Cash and cash equivalents                                                                               $ 23,491   $ 20,762
Interest bearing deposits                                                                                    413        199
                                                                                                        --------   --------
Cash and due from depository institutions                                                                 23,904     20,961
                                                                                                        --------   --------
Investment securities:
   Available for sale                                                                                    181,498    201,569
   Held to maturity (market value $20,460 at December 31, 2006 and $30,206 at December 31, 2005)          20,657     30,355
Loans held for sale                                                                                          358         98
Loans                                                                                                    589,591    551,335
   Less: Unearned income                                                                                     514        831
      Allowance for loan losses                                                                            8,092      9,143
                                                                                                        --------   --------
Net loans                                                                                                580,985    541,361
                                                                                                        --------   --------
Premises and equipment, net                                                                                8,562      8,689
Accrued income receivable                                                                                  4,165      4,125
Goodwill                                                                                                   9,544      9,544
Core deposit intangibles                                                                                   1,838      2,703
Bank owned life insurance                                                                                 32,256     31,640
Net deferred tax asset                                                                                    15,837     14,976
Assets related to discontinued operations                                                                     --        329
Other assets                                                                                              16,388     13,826
                                                                                                        --------   --------
TOTAL ASSETS                                                                                            $895,992   $880,176
                                                                                                        ========   ========
LIABILITIES
Non-interest bearing deposits                                                                           $107,559   $109,274
Interest bearing deposits                                                                                634,196    603,381
                                                                                                        --------   --------
Total deposits                                                                                           741,755    712,655
                                                                                                        --------   --------
Short-term borrowings                                                                                     49,091     63,184
Advances from Federal Home Loan Bank                                                                         946        987
Guaranteed junior subordinated deferrable interest debentures                                             13,085     13,085
                                                                                                        --------   --------
Total borrowed funds                                                                                      63,122     77,256
                                                                                                        --------   --------
Liabilities related to discontinued operations                                                                --         14
Other liabilities                                                                                          6,431      5,777
                                                                                                        --------   --------
TOTAL LIABILITIES                                                                                        811,308    795,702
                                                                                                        --------   --------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and
   outstanding on December 31, 2006, and 2005                                                                 --         --
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,247,013 shares issued and
   22,156,094 shares outstanding on December 31, 2006; 26,203,192 shares issued and 22,112,273 shares
   outstanding on December 31, 2005                                                                       65,618     65,508
Treasury stock at cost, 4,090,919 shares on December 31, 2006 and 2005                                   (65,824)   (65,824)
Capital surplus                                                                                           78,739     78,620
Retained earnings                                                                                         12,568     10,236
Accumulated other comprehensive loss, net                                                                 (6,417)    (4,066)
                                                                                                        --------   --------
TOTAL STOCKHOLDERS' EQUITY                                                                                84,684     84,474
                                                                                                        --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                              $895,992   $880,176
                                                                                                        ========   ========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                -----------------------------
                                                                                  2006      2005       2004
                                                                                -------   --------   --------
                                                                                        (IN THOUSANDS,
                                                                                    EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
   Taxable                                                                      $37,366   $ 32,685   $ 30,012
   Tax exempt                                                                       231        262        285
Deposits with banks                                                                  23          6         59
Federal funds sold                                                                    3         --          1
Investment securities:
   Available for sale                                                             7,868     11,926     18,333
   Held to maturity                                                               1,074        986      1,414
                                                                                -------   --------   --------
Total Interest Income                                                            46,565     45,865     50,104
                                                                                -------   --------   --------
INTEREST EXPENSE
Deposits                                                                         19,232     12,985     10,336
Short-term borrowings                                                             1,672      2,599      2,098
Advances from Federal Home Loan Bank                                                 63      4,510     11,218
Guaranteed junior subordinated deferrable interest debentures                     1,120      1,659      2,986
                                                                                -------   --------   --------
Total Interest Expense                                                           22,087     21,753     26,638
                                                                                -------   --------   --------
Net Interest Income                                                              24,478     24,112     23,466
   Provision for loan losses                                                       (125)      (175)     1,758
                                                                                -------   --------   --------
Net Interest Income after Provision for Loan Losses                              24,603     24,287     21,708
                                                                                -------   --------   --------
NON-INTEREST INCOME
Trust fees                                                                        6,519      6,129      5,363
Net gains on loans held for sale                                                    105        209        351
Net realized gains (losses) on investment securities                                 --     (2,499)       816
Service charges on deposit accounts                                               2,561      2,700      2,806
Bank owned life insurance                                                         1,207      1,017      1,108
Other income                                                                      2,449      2,653      3,568
                                                                                -------   --------   --------
Total Non-Interest Income                                                        12,841     10,209     14,012
                                                                                -------   --------   --------
NON-INTEREST EXPENSE
Salaries and employee benefits                                                   18,669     19,062     19,013
Net occupancy expense                                                             2,410      2,552      2,636
Equipment expense                                                                 2,349      2,509      2,578
Professional fees                                                                 3,208      4,242      3,697
Supplies, postage, and freight                                                    1,167      1,154      1,192
Miscellaneous taxes and insurance                                                 1,567      1,762      1,747
FDIC deposit insurance expense                                                      192        289        287
Amortization of core deposit intangibles                                            865        865      1,150
Federal Home Loan Bank and hedge prepayment penalties                                --     12,287     12,637
Other expense                                                                     4,265      4,698      5,154
                                                                                -------   --------   --------
Total Non-Interest Expense                                                       34,692     49,420     50,091
                                                                                -------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                      2,752    (14,924)   (14,371)
   Provision (benefit) for income taxes                                             420     (5,902)    (5,845)
                                                                                -------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                          2,332     (9,022)    (8,526)
LOSS FROM DISCONTINUED OPERATIONS NET OF TAX BENEFIT $(0), $(61), AND $(648),
   RESPECTIVELY                                                                      --       (119)    (1,193)
                                                                                -------   --------   --------
NET INCOME (LOSS)                                                               $ 2,332   $ (9,141)  $ (9,719)
                                                                                =======   ========   ========
PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
   Basic:
      Income (loss)                                                             $  0.11   $  (0.44)  $  (0.58)
      Average number of shares outstanding                                       22,141     20,340     14,783
   Diluted:
      Income (loss)                                                             $  0.11   $  (0.44)  $  (0.58)
      Average number of shares outstanding                                       22,149     20,340     14,783
PER COMMON SHARE DATA:
   Basic:
      Net income (loss)                                                         $  0.11   $  (0.45)  $  (0.66)
      Average number of shares outstanding                                       22,141     20,340     14,783
   Diluted:
      Net income (loss)                                                         $  0.11   $  (0.45)  $  (0.66)
      Average number of shares outstanding                                       22,149     20,340     14,783
Cash dividends declared                                                         $  0.00   $   0.00   $   0.00

          See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                           YEAR ENDED DECEMBER 31,
                                                        ---------------------------
                                                         2006      2005      2004
                                                        ------   -------   --------
                                                               (IN THOUSANDS)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)                                       $2,332   $(9,141)  $ (9,719)
Other comprehensive income (loss)
   Unrealized holding gains (losses) on available for
      sale securities arising during period              1,309    (3,605)    (2,882)
      Income tax effect                                   (444)    1,226      1,008
   Reclassification adjustment for losses (gains)
      on available for sale securities included in
      net loss                                              --     2,499       (816)
      Income tax effect                                     --      (850)       286
                                                        ------   -------   --------
Other comprehensive income (loss)                          865      (730)    (2,404)
                                                        ------   -------   --------
Comprehensive income (loss)                             $3,197   $(9,871)  $(12,123)
                                                        ======   =======   ========

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 2006       2005       2004
                                               --------   --------   --------
                                                       (IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period                 $     --   $     --   $     --
Balance at end of period                             --         --         --
                                               --------   --------   --------
COMMON STOCK
Balance at beginning of period                   65,508     59,522     45,121
Stock options exercised/new shares issued           110         67         72
Shares issued from private offerings                 --      5,919     14,329
                                               --------   --------   --------
Balance at end of period                         65,618     65,508     59,522
                                               --------   --------   --------
TREASURY STOCK
Balance at beginning of period                  (65,824)   (65,824)   (65,824)
                                               --------   --------   --------
Balance at end of period                        (65,824)   (65,824)   (65,824)
                                               --------   --------   --------
CAPITAL SURPLUS
Balance at beginning of period                   78,620     75,480     66,809
Stock options exercised/new shares issued            64         66         77
Stock option expense due to FAS #123R                55         --         --
Shares issued from private offerings, net of
   issuance costs                                    --      3,074      8,594
                                               --------   --------   --------
Balance at end of period                         78,739     78,620     75,480
                                               --------   --------   --------
RETAINED EARNINGS
Balance at beginning of period                   10,236     19,377     29,096
Net income (loss)                                 2,332     (9,141)    (9,719)
                                               --------   --------   --------
Balance at end of period                         12,568     10,236     19,377
                                               --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period                   (4,066)    (3,336)      (932)
Cumulative effect of adoption of change in
   accounting for pension obligation, net of
   tax effect                                    (3,216)        --         --
Other comprehensive income (loss)                   865       (730)    (2,404)
                                               --------   --------   --------
Balance at end of period                         (6,417)    (4,066)    (3,336)
                                               --------   --------   --------
TOTAL STOCKHOLDERS' EQUITY                     $ 84,684   $ 84,474   $ 85,219
                                               ========   ========   ========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                             ---------------------------------
                                                               2006        2005        2004
                                                             ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) ........................................   $   2,332   $  (9,141)  $  (9,719)
Loss from discontinued operations ........................          --        (119)     (1,193)
                                                             ---------   ---------   ---------
Income (loss) from continuing operations .................       2,332      (9,022)     (8,526)
Adjustments to reconcile net income (loss) from continuing
   operations to net cash provided by (used in)
   operating activities:
Provision for loan losses ................................        (125)       (175)      1,758
Depreciation and amortization expense ....................       1,700       1,817       1,867
Amortization expense of core deposit intangibles .........         865         865       1,150
Net amortization of investment securities ................         597       1,560       2,237
Net realized losses (gains) on investment securities --
   available for sale ....................................          --       2,499        (816)
Net realized gains on loans held for sale ................        (105)       (209)       (351)
Amortization of deferred loan fees .......................        (393)       (421)       (281)
Loss on prepayment of interest rate swaps ................          --       5,825          --
Origination of mortgage loans held for sale ..............     (11,714)    (16,807)    (28,257)
Sales of mortgage loans held for sale ....................      11,454      17,298      27,510
Write-off of debt issuance costs .........................          --         210         476
(Increase) decrease in accrued interest receivable .......         (40)        163         634
Increase (decrease) in accrued interest payable ..........       1,029        (707)       (207)
Net increase in other assets .............................      (1,148)    (10,605)       (846)
Net increase in other liabilities ........................         627         889       1,901
                                                             ---------   ---------   ---------
Net cash provided by (used in) operating activities from
   continuing operations .................................       5,079      (6,820)     (1,751)
Net cash used in operating activities from discontinued
   operations ............................................          --        (597)       (254)
                                                             ---------   ---------   ---------
Net cash provided by (used in) operating activities ......       5,079      (7,417)     (2,005)
                                                             ---------   ---------   ---------
INVESTING ACTIVITIES
Purchase of investment securities -- available for sale ..      (8,823)    (32,469)   (311,410)
Purchase of investment securities -- held to maturity ....      (1,500)         --     (17,050)
Proceeds from maturities of investment securities --
   available for sale ....................................      29,721      60,086      76,999
Proceeds from maturities of investment securities -- held
   to maturity ...........................................      11,104       3,701       6,497
Proceeds from sales of investment securities -- available
   for sale ..............................................          --     132,595     391,488
Long-term loans originated ...............................    (142,247)   (119,012)   (188,874)
Principal collected on long-term loans ...................     112,027     110,991     145,339
Loans purchased or participated ..........................     (10,004)    (22,104)     (9,437)
Loans sold or participated ...............................       1,600       1,000      31,500
Net increase in other short-term loans ...................        (377)       (497)        (83)
Purchases of premises and equipment ......................      (1,597)     (1,028)       (766)
Proceeds from sale of premises and equipment .............          50         210         216
                                                             ---------   ---------   ---------
Net cash (used in) provided by investing activities from
   continuing operations .................................     (10,046)    133,473     124,419
Net cash provided by investing activities from
   discontinued operations ...............................          --          --         915
                                                             ---------   ---------   ---------
Net cash (used in) provided by investing activities ......   $ (10,046)  $ 133,473   $ 125,334
                                                             ---------   ---------   ---------

          See accompanying notes to consolidated financial statements.

                                                        (continued on next page)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued from previous page)

                                                                   YEAR ENDED DECEMBER 31
                                                             ---------------------------------
                                                               2006        2005        2004
                                                             ---------   ---------   ---------
                                                                       (IN THOUSANDS)
FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts ..............   $ 22,608    $  68,264   $ (10,206)
Net (decrease) increase in other short-term borrowings ...    (14,093)     (88,751)      7,292
Net principal repayments on advances from Federal Home
   Loan Bank .............................................        (41)    (100,039)   (130,037)
Cancellation payment of interest rate swaps ..............         --       (5,825)         --
Guaranteed junior subordinated deferrable interest
   debenture dividends paid ..............................     (1,016)      (1,546)     (2,860)
Redemption of guaranteed junior subordinated deferrable
   interest debentures ...................................         --       (7,200)    (14,215)
Proceeds from dividend reinvestment and stock purchase
   plan and stock options exercised ......................        173          133         149
Private placement issuance of common stock ...............         --       10,300      25,792
Costs associated with private placement ..................         --       (1,482)     (2,687)
                                                             --------    ---------   ---------
Net cash provided by (used in) financing activities ......      7,631     (126,146)   (126,772)
                                                             --------    ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....      2,664          (90)     (3,443)
CASH AND CASH EQUIVALENTS AT JANUARY 1 ...................     21,240       21,330      24,773
                                                             --------    ---------   ---------
CASH AND CASH EQUIVALENTS AT DECEMBER 31 .................   $ 23,904    $  21,240   $  21,330
                                                             ========    =========   =========

          See accompanying notes to consolidated financial statements.

                            AMERISERV FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AT AND FOR THE YEARS ENDED
                        DECEMBER 31, 2006, 2005 AND 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

     AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 21 banking locations in five Pennsylvania counties. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $1.8 billion at December 31, 2006. The Trust Company administers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly-owned subsidiaries, AmeriServ Financial Bank (the
Bank), Trust Company, AmeriServ Associates, Inc. (AmeriServ Associates), and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 21 locations in Pennsylvania. Standard Mortgage Corporation of Georgia (SMC), a former wholly-owned subsidiary of the Bank, was a mortgage banking company whose business included the servicing of mortgage loans. The Company sold its remaining mortgage servicing rights in December 2004 and discontinued the operations of this non-core business in 2005 (see Note 23). AmeriServ Associates, based in State College, was a registered investment advisory firm that provided investment portfolio and asset/liability management services to small and mid-sized financial institutions. As of June 30, 2006, the Company closed this subsidiary since it no longer fit the Company's strategic direction. AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

INVESTMENT SECURITIES:

     Securities are classified at the time of purchase as investment securities held to maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management's intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation/depreciation excluded from income and credited/charged to accumulated other comprehensive income/loss within stockholders' equity on a net of tax basis. Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation/depreciation included in income on a net of tax basis. The Company does not engage in trading activity. Realized gains or losses on securities sold are computed upon the adjusted cost of the specific securities sold. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security's performance, the creditworthiness of the issuer and the Company's intent and ability to hold the security to recovery.

LOANS:

     Interest income is recognized using methods which approximate a level yield related to principal amounts outstanding. The Bank discontinues the accrual of interest income when loans become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. Payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; it is only after full recovery of principal that any additional payments received are recognized as interest income. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. A non-accrual commercial loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments. Residential mortgage loans are placed on accrual status upon becoming current.

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

     - Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company believes an allocation for general risk is needed to recognize the estimation risk associated with the specific and formula driven allowances.

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

BANK-OWNED LIFE INSURANCE:

     The Company has purchased life insurance policies on certain employees. These policies are recorded on the Consolidated Balance Sheet at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in bank owned life insurance within non-interest income.

INTANGIBLE ASSETS:

     Core deposit intangible assets are amortized over their useful lives, which do not exceed 10 years. Prior to January 1 2002, goodwill was amortized using the straight-line method over a period of 15 years. Beginning in 2002, the Company ceased amortizing goodwill in accordance with Financial Accounting Statement #142 (FAS #142). Goodwill and core deposit intangibles are reviewed for impairment at least on an annual basis or when events occur that could result in impairment.

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

     For purposes of evaluating and measuring impairment, the Company stratified the rights based on risk characteristics. If the discounted projected net cash flows of a stratum were less than the carrying amount of the stratum, the stratum was written down to the amount of the discounted projected net cash flows through a valuation account. The Company had determined that the predominant risk characteristics of its portfolio were loan type and interest rate. For the purposes of evaluating impairment, the

Company had stratified its portfolio in 200 basis point tranches by loan type. Mortgage servicing rights were amortized in proportion to, and over the period of, estimated net servicing income. Servicing fees, net of amortization, impairment, and related gains and losses on sales were recorded in individual lines on the Consolidated Statement of Operations within the Discontinued Operations (See Note 23). The value of mortgage servicing rights was subject to interest rate and prepayment risk.

EARNINGS PER COMMON SHARE:

     Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 213,974, 134,349 and 131,095 shares of common stock were outstanding during 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise prices were greater than the average market price of the common stock for the respective periods.

STOCK-BASED COMPENSATION:

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (FAS) #123(R) "Share-Based Payment" using the "modified prospective" method. Under this method, awards that are granted, modified, or vested after December 15, 2005, are measured and accounted for in accordance with FAS #123(R). As a result of this adoption the Company recognized $56,000 of pretax compensation expense for the year 2006. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for the grants: risk-free interest rates ranging from 3.41% to 4.70%; expected lives of 10 years; expected volatility ranging from 33.39% to 39.65% and expected dividend yields of 0%. Prior to the adoption, employee compensation expense under stock options was reported using the intrinsic value method.

     The Company had stock based compensation plans, which are described more fully in Note 17 Stock Compensation Plans. Prior to FAS #123(R), the Company accounted for these plans under Accounting Principles Board Opinion #25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense had been reflected in net income as all rights and options to purchase the Company's stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the income from continuing operations and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (FAS) #123, "Accounting for Stock-Based Compensation," to stock compensation plans.

                               PRO FORMA NET LOSS
                               AND LOSS PER SHARE

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                         2005      2004
                                                       -------   -------
                                                     (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)
Net loss, as reported                                  $(9,022)  $(8,526)
Less: Total stock compensation expense determined
   under the fair value method for all awards,
   net of related tax effects                              (74)      (72)
                                                       -------   -------
Pro forma net loss                                     $(9,096)  $(8,598)
                                                       =======   =======
Loss per share:
   Basic as reported                                   $ (0.44)  $ (0.58)
   Basic pro forma                                       (0.45)    (0.58)
   Diluted as reported                                   (0.44)    (0.58)
   Diluted pro forma                                     (0.45)    (0.58)

COMPREHENSIVE LOSS:

     For the Company, comprehensive loss includes net income and unrealized holding gains and losses from available for sale investment securities. The balances of accumulated other comprehensive loss were $(6,417,000), $(4,066,000) and $(3,336,000) at December 31, 2006, 2005 and 2004, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS:

     On a consolidated basis, cash and cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.

The Company made $169,000 in income tax payments in 2006; $54,000 in 2005; and $3,837,000 in 2004. The Company made total interest payments of $21,058,000 in 2006; $22,460,000 in 2005; and $26,845,000 in 2004.

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

     Any premium or transaction fee incurred to purchase interest rate caps or floors was deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in other assets on the consolidated balance sheets. There were no interest rate swaps, caps or floors in place at December 31, 2006 or December 31, 2005.

RECENT ACCOUNTING STANDARDS:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("FAS") #123 (revised 2004), "Share-Based Payment," which revises FAS #123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion #25, "Accounting for Stock issued to Employees." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Stock Ownership Plans." This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted this standard in the first quarter of 2006 and it did not have a material impact on the Company's financial condition, results of operations, or cash flows.

     In June, 2005, the FASB issued FAS #154, "Accounting Changes and Error Corrections - a replacement of APB Opinion #20, Accounting Changes, and FAS #3, Reporting Accounting Changes in Interim financial statements." Under the provisions of FAS #154, voluntary changes in accounting principles are applied retrospectively to prior periods' financial statements unless it would be impractical. FAS #154 supersedes APB opinion #20, which required that most voluntary changes in accounting principles be recognized by including in the current period's net income the cumulative effect of the change. FAS #154 also makes a distinction between "retrospective application" of a change in accounting principle and the "restatement" of financial statements to reflect the correction of an error. The provisions of FAS #154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

     In November 2005, the FASB issued FASB Staff Position (FSP) FAS #115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP clarified and reaffirmed existing guidance as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Certain disclosures about unrealized losses on available for sale debt and equity securities that have not been recognized as other-than -temporary impairments are required under FSP 115-1. The FSP is effective for fiscal years beginning after December 15, 2005. As the FSP reaffirms existing guidance, the adoption of this FSP did not have a significant impact on our consolidated financial statements, results of operations or liquidity of the Company. At December 31, 2006, gross unrealized losses on investment securities were $5.2 million.

     In February 2006, the FASB issued FAS #155, "Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements operations. #133 and 140". FAS #155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard did not have a material impact on the Company's results of

     In March 2006, the FASB issued FAS #156, "Accounting for Servicing of Financial Assets". This Statement, which is an amendment to FAS #140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS #156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS #156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS #156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard did not have a material impact on the Company's results of operations.

     In June 2006, the FASB issued FASB Interpretation #48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 is an interpretation of FAS #109, "Accounting for Income Taxes", and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This Interpretation clarifies that management is expected to evaluate an income tax position taken or expected to be taken for likelihood of realization before recording any amounts for such position in the financial statement. FIN 48 requires expanded disclosure with respect to income tax positions taken that are not certain to be realized. This Interpretation is effective for fiscal years beginning after December 15, 2006, and will require management to evaluate every open tax position that exists in every jurisdiction on the date of initial adoption. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.

     In September 2006, the FASB issued FAS #157, "Fair Value Measurements", which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS #157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5 ("EITF 06-5"), Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin #85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.

     In September 2006, the FASB issued FAS #158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements # 87, 88, 106 and 132(R)." FAS #158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS #158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year-end, in addition to footnote disclosures. On December 31, 2006, the Company adopted FAS #158, except for the measurement provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the remaining provisions of the standard is not expected to have a material effect on the Company's results of operations or financial position.

2. CASH AND DUE FROM BANKS

     Cash and due from banks at December 31, 2006 and 2005, included $8,481,000 and $8,162,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3. INVESTMENT SECURITIES

     The cost basis and market values of investment securities are summarized as follows:

     Investment securities available for sale:

                                                               AT DECEMBER 31, 2006
                                                 -----------------------------------------------
                                                                 GROSS        GROSS
                                                              UNREALIZED   UNREALIZED     FAIR
                                                 COST BASIS      GAINS       LOSSES       VALUE
                                                 ----------   ----------   ----------   --------
                                                                  (IN THOUSANDS)
U.S. Treasury                                     $  6,011        $--       $  (164)    $  5,847
U.S. Agency                                         57,636          7        (1,021)      56,622
U.S. Agency mortgage-backed securities             113,460         22        (3,800)     109,682
Equity investment in Federal Home Loan Bank
   and Federal Reserve Bank Stocks                   5,355         --            --        5,355
Other securities                                     3,962         30            --        3,992
                                                  --------        ---       -------     --------
Total                                             $186,424        $59       $(4,985)    $181,498
                                                  ========        ===       =======     ========

     Investment securities held to maturity:

                                                              AT DECEMBER 31, 2006
                                                 -----------------------------------------------
                                                                 GROSS        GROSS
                                                              UNREALIZED   UNREALIZED     FAIR
                                                 COST BASIS      GAINS       LOSSES       VALUE
                                                 ----------   ----------   ----------   --------
                                                                 (IN THOUSANDS)
U.S. Treasury                                      $ 3,220        $--         $ (69)     $ 3,151
U.S. Agency                                          3,471         --           (75)       3,396
U.S. Agency mortgage-backed securities               7,216         --           (53)       7,163
Other securities                                     6,750         --            --        6,750
                                                   -------        ---         -----      -------
Total                                              $20,657        $--         $(197)     $20,460
                                                   =======        ===         =====      =======

     Investment securities available for sale:

                                                               AT DECEMBER 31, 2005
                                                 -----------------------------------------------
                                                                 GROSS        GROSS
                                                              UNREALIZED   UNREALIZED     FAIR
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
                                                  ========        ===       =======     ========

     Investment securities held to maturity:

                                                               AT DECEMBER 31, 2005
                                                 -----------------------------------------------
                                                                 GROSS        GROSS
                                                              UNREALIZED   UNREALIZED     FAIR
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

     Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investors Service or Standard & Poor's rating of A. At December 31, 2006, 94.8% of the portfolio was rated AAA as compared to 95.5% at December 31, 2005. Less than 1.0% of the portfolio was rated below A or unrated on December 31, 2006. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders' equity at December 31, 2006.

     The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $182,552,000 at December 31, 2006, and $210,085,000 at December 31, 2005. The Company had realized no security gains or losses on available for sale securities in 2006. The Company realized $78,000 and $1,768,000 of gross investment security gains and $2,577,000 and $952,000 of gross investment security losses on available for sale securities in 2005 and 2004, respectively. On a net basis, the realized (losses) gains amounted to ($1,649,000), and $539,000 in 2005 and 2004, respectively, after factoring in tax (benefit) expense of ($850,000) and $277,000 for each of those same years. The Company realized no gross investment security gains and losses on held to maturity securities in 2006, 2005 or 2004. Proceeds from sales of investment securities during 2006, 2005 and 2004 were $0, $133 million and $391 million, respectively.

     The following table sets forth the contractual maturity distribution of the investment securities, cost basis and market values, and the weighted average yield for each type and range of maturity as of December 31, 2006. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities for which the average lives were used. At December 31, 2006, the Company's consolidated investment securities portfolio had a modified duration of approximately 2.39 years. The weighted average expected maturity for available for sale securities at December 31, 2006 for U.S. Treasury, U.S. Agency, U.S. Agency Mortgage-Backed, Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks, and other securities was 1.8, 2.1, 4.1, 1.0, and 0.2 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2006 for U.S. Treasury, U.S. Agency, U.S. Agency Mortgage-Backed and other securities was 2.8, 5.9, 5.3 and 2.3 years.

     Investment securities available for sale:

                                                                AT DECEMBER 31, 2006
                              ----------------------------------------------------------------------------------------
                                                  AFTER 1 YEAR      AFTER 5 YEARS
                                                   BUT WITHIN         BUT WITHIN
                               WITHIN 1 YEAR         5 YEARS           10 YEARS      AFTER 10 YEARS         TOTAL
                              ---------------   ----------------   ---------------   --------------   ----------------
                              AMOUNT    YIELD   AMOUNT     YIELD    AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT    YIELD
                              -------   -----   --------   -----   -------   -----   ------   -----   --------   -----
                                                                   (IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Treasury                 $    --      --%  $  6,011    3.11%  $    --      --%  $   --      --%  $  6,011   3.11%
U.S. Agency                    24,597    4.14     33,039    4.96        --      --       --      --     57,636   4.61
U.S. Agency mortgage-
   backed securities              200    2.80     94,650    4.02    11,716    4.11    6,894    4.27    113,460   4.04
Equity investment in
   Federal Home Loan Bank
   and Federal Reserve Bank
   Stocks                       5,355    5.25         --      --        --      --       --      --      5,355   5.25
Other securities                3,962    4.45         --      --        --      --       --      --      3,962   4.45
                              -------           --------           -------           ------           --------   ----
Total investment securities
   available for sale         $34,114    4.34%  $133,700    4.21%  $11,716    4.11%  $6,894    4.27%  $186,424   4.23%
                              =======           ========           =======           ======           ========   ====
FAIR VALUE
U.S. Treasury                 $    --           $  5,847           $    --           $   --           $  5,847
U.S. Agency                    24,568             32,054                --               --             56,622
U.S. Agency mortgage-
   backed securities              199             91,464            11,355            6,664            109,682
Equity investment in
   Federal Home Loan Bank
   and Federal Reserve Bank
   Stocks                       5,355                 --                --               --              5,355
Other securities                3,992                 --                --               --              3,992
                              -------           --------           -------           ------           --------
Total investment securities
   available for sale         $34,114           $129,365           $11,355           $6,664           $181,498
                              =======           ========           =======           ======           ========

    Investment securities held to maturity:

                                                                AT DECEMBER 31, 2006
                              ----------------------------------------------------------------------------------------
                                                                    AFTER 5 YEARS
                                                AFTER 1 YEAR BUT      BUT WITHIN
                               WITHIN 1 YEAR     WITHIN 5 YEARS        10 YEARS      AFTER 10 YEARS         TOTAL
                              ---------------   ----------------   ---------------   --------------   ----------------
                               AMOUNT   YIELD    AMOUNT    YIELD    AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT    YIELD
                              -------   -----   --------   -----   -------   -----   ------   -----   --------   -----
                                                            (IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Treasury                  $   --      --%   $ 3,220    3.97%   $   --      --%    $--       --%   $ 3,220    3.97%
U.S. Agency                        --      --         --      --     3,471    5.22      --       --      3,471    5.22
U.S. Agency mortgage-backed
   securities                      --      --      6,047    5.46     1,169      --      --       --      7,216    5.47
Other securities                1,000    6.51      5,750    5.89        --    5.52      --               6,750    5.98
                               ------            -------    ----    ------             ---             -------    ----
Total investment securities
   held to maturity            $1,000    6.51%   $15,017    5.31%   $4,640    5.30%    $--       --%   $20,657    5.36%
                               ======            =======    ====    ======             ===             =======    ====
FAIR VALUE
U.S. Treasury                  $   --            $ 3,151            $   --             $--             $ 3,151
U.S. Agency                        --                 --             3,396              --               3,396
U.S. Agency mortgage-backed
   securities                      --              6,004             1,159              --               7,163
Other securities                1,000              5,750                --              --               6,750
                               ------            -------            ------             ---             -------
Total investment securities
   held to maturity            $1.000            $14,905            $4,555             $--             $20,460
                               ======            =======            ======             ===             =======

     The following tables present information concerning investments with unrealized losses as of December 31, 2006 (in thousands):

     Investment securities available for sale:

                                                 LESS THAN 12 MONTHS    12 MONTHS OR LONGER            TOTAL
                                                 -------------------   ---------------------   ---------------------
                                                  FAIR    UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
                                                  VALUE     LOSSES       VALUE      LOSSES       VALUE      LOSSES
                                                 ------   ----------   --------   ----------   --------   ----------
U.S. Treasury                                    $  996      $(2)      $  4,851    $  (162)    $  5,847    $  (164)
U.S. Agency                                          --       --         49,554     (1,021)      49,554     (1,021)
U.S. Agency mortgage-backed securities            1,948       (5)       105,151     (3,795)     107,099     (3,800)
                                                 ------      ---       --------    -------     --------    -------
Total investment securities available for sale   $2,944      $(7)      $159,556    $(4,978)    $162,500    $(4,985)
                                                 ======      ===       ========    =======     ========    =======

    Investment securities held to maturity:

                                                 LESS THAN 12 MONTHS    12 MONTHS OR LONGER            TOTAL
                                                 -------------------   ---------------------   ---------------------
                                                  COST    UNREALIZED     COST     UNREALIZED     COST     UNREALIZED
                                                  BASIS     LOSSES       BASIS      LOSSES       BASIS      LOSSES
                                                 ------   ----------   --------   ----------   --------   ----------
U.S. Treasury                                    $   --      $ --      $ 3,151      $ (69)      $ 3,151     $ (69)
U.S. Agency                                          --        --        3,396        (75)        3,396       (75)
U.S. Agency mortgage-backed securities            3,005       (17)       4,158        (36)        7,163       (53)
                                                 ------      ----      -------      -----       -------     -----
Total investment securities held to maturity     $3,005      $(17)     $10,705      $(180)      $13,710     $(197)
                                                 ======      ====      =======      =====       =======     =====

     The following tables present information concerning investments with unrealized losses as of December 31, 2005 (in thousands):

     Investment securities available for sale:

                                                  LESS THAN 12 MONTHS    12 MONTHS OR LONGER            TOTAL
                                                 --------------------   ---------------------   ---------------------
                                                   FAIR    UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
                                                  VALUE      LOSSES       VALUE      LOSSES       VALUE      LOSSES
                                                 -------   ----------   --------   ----------   --------   ----------
U.S. Treasury                                    $    --     $  --      $  4,841    $  (180)    $  4,841    $  (180)
U.S. Agency                                       20,267       (59)       30,554     (1,019)      50,821     (1,078)
U.S. Agency mortgage-backed securities             4,449      (113)      122,330     (4,934)     126,779     (5,047)
                                                 -------     -----      --------    -------     --------    -------
Total investment securities available for sale   $24,716     $(172)     $157,725    $(6,133)    $182,441    $(6,305)
                                                 =======     =====      ========    =======     ========    =======

     Investment securities held to maturity:

                                                 LESS THAN 12 MONTHS   12 MONTHS OR LONGER           TOTAL
                                                 -------------------   -------------------   --------------------
                                                  COST    UNREALIZED    COST    UNREALIZED    COST     UNREALIZED
                                                  BASIS     LOSSES      BASIS     LOSSES      BASIS      LOSSES
                                                 ------   ----------   ------   ----------   -------   ----------
U.S. Treasury                                    $2,157      $(20)     $1,079     $ (29)     $ 3,236     $ (49)
U.S. Agency                                       3,450       (19)      7,924       (91)      11,374      (110)
U.S. Agency mortgage-backed securities            1,274       (10)         --        --        1,274       (10)
                                                 ------      ----      ------     -----      -------     -----
Total investment securities held to maturity     $6,881      $(49)     $9,003     $(120)     $15,884     $(169)
                                                 ======      ====      ======     =====      =======     =====

     For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. There are 50 positions that are temporarily impaired at December 31, 2006. The Company reviews its position quarterly and has asserted that at December 31, 2006, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability to hold those securities to maturity or to allow a market recovery.

4.   LOANS

     The loan portfolio of the Company consisted of the following:

                                            AT DECEMBER 31,
                                          -------------------
                                            2006       2005
                                          --------   --------
                                             (IN THOUSANDS)
Commercial                                $ 91,746   $ 80,629
Commercial loans secured by real estate    269,781    249,204
Real estate-mortgage                       209,728    201,111
Consumer                                    18,336     20,391
                                          --------   --------
Loans                                      589,591    551,335
Less: Unearned income                          514        831
                                          --------   --------
Loans, net of unearned income             $589,077   $550,504
                                          ========   ========

     Real estate construction loans comprised 4.4% and 5.5% of total loans net of unearned income at December 31, 2006 and 2005, respectively. The Company has no direct credit exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2006 and 2005, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans. In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $3,977,000 and $4,250,000 at December 31, 2006 and 2005, respectively. An analysis of these related party loans follows:

                         YEAR ENDED
                        DECEMBER 31,
                      ---------------
                       2006     2005
                      ------   ------
                       (IN THOUSANDS)
Balance January 1     $4,250   $4,147
New loans                350      555
Payments                (623)    (452)
                      ------   ------
Balance December 31   $3,977   $4,250
                      ======   ======

5.   ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses follows:

                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      2006     2005      2004
                                                    -------   ------   -------
                                                          (IN THOUSANDS)
Balance January 1                                   $ 9,143   $9,893   $11,682
Provision for loan losses                              (125)    (175)    1,758
Recoveries on loans previously charged-off              318      300       616
Loans charged-off                                    (1,244)    (875)   (4,041)

Transfer to reserve for unfunded loan commitments        --       --      (122)
                                                    -------   ------   -------
Balance December 31                                 $ 8,092   $9,143   $ 9,893
                                                    =======   ======   =======

6.   NON-PERFORMING ASSETS

     Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments, and (iii) other real estate owned (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets).

     The following tables present information concerning non-performing assets:

                                                   AT DECEMBER 31,
                                              ------------------------
                                               2006     2005     2004
                                              ------   ------   ------
                                                (IN THOUSANDS, EXCEPT
                                                    PERCENTAGES)
NON-ACCRUAL LOANS
Commercial                                    $  494   $2,315   $  802
Commercial loans secured by real estate          195      318      606
Real estate-mortgage                           1,050    1,070    2,049
Consumer                                         547      446      412
                                              ------   ------   ------
Total                                         $2,286   $4,149   $3,869
                                              ------   ------   ------
PAST DUE 90 DAYS OR MORE AND STILL ACCRUING
Consumer                                      $    3   $   31   $   --
                                              ------   ------   ------
Total                                         $    3   $   31   $   --
                                              ------   ------   ------
OTHER REAL ESTATE OWNED
Real estate-mortgage                          $    3   $  130   $   15
Consumer                                          --        5       10
                                              ------   ------   ------
Total                                         $    3   $  135   $   25
                                              ------   ------   ------
TOTAL NON-PERFORMING ASSETS                   $2,292   $4,315   $3,894
                                              ======   ======   ======
Total non-performing assets as a percent of
   loans and loans held for sale, net of
   unearned income, and other real estate
   owned                                        0.39%    0.78%    0.75%
Total restructured loans                      $1,302   $  258   $5,685

     The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

     The Company had loans totaling $9,582,000 and $14,825,000 being specifically identified as impaired and a corresponding allocation reserve of $1,835,000 and $2,560,000 at December 31, 2006 and 2005, respectively. The average outstanding balance for loans being specifically identified as impaired was $10,872,000 for 2006 and $12,388,000 for 2005. All of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. The interest income recognized on impaired loans during 2006, 2005 and 2004 was $725,000, $833,000 and $635,000, respectively.

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

                                                               YEAR
                                                        ENDED DECEMBER 31,
                                                        ------------------
                                                        2006   2005   2004
                                                        ----   ----   ----
                                                          (IN THOUSANDS)
Interest income due in accordance with original terms   $214   $213   $469
Interest income recorded                                 (55)   (12)   (19)
                                                        ----   ----   ----
Net reduction in interest income                        $159   $201   $450
                                                        ====   ====   ====

7.   PREMISES AND EQUIPMENT

     An analysis of premises and equipment follows:

                                                   AT DECEMBER 31,
                                                  -----------------
                                                    2006      2005
                                                  -------   -------
                                                    (IN THOUSANDS)
Land                                              $ 1,714   $ 1,714
Premises                                           19,198    18,547
Furniture and equipment                            15,087    16,608
Leasehold improvements                                618     1,072
                                                  -------   -------
Total at cost                                      36,617    37,941
Less: Accumulated depreciation and amortization    28,055    29,252
                                                  -------   -------
Net book value                                    $ 8,562   $ 8,689
                                                  =======   =======

     The Company recorded depreciation expense was $1.7 million, $1.8 million and $1.9 million at December 31, 2006, 2005 and 2004, respectively.

8.   DEPOSITS

     The following table sets forth the balance of the Company's deposits:

                                                                 AT DECEMBER 31,
                                                               -------------------
                                                                 2006       2005
                                                               --------   --------
                                                                  (IN THOUSANDS)
Demand:
   Non-interest bearing                                        $107,559   $109,274
   Interest bearing                                              58,047     54,067
Savings                                                          74,452     87,702
Money market                                                    174,118    172,569
Certificates of deposit in denominations of $100,000 or more     30,580     33,836
Other time                                                      296,999    255,207
                                                               --------   --------
Total deposits                                                 $741,755   $712,655
                                                               ========   ========

     Interest expense on deposits consisted of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                               ---------------------------
                                                                 2006      2005      2004
                                                               -------   -------   -------
                                                                      (IN THOUSANDS)
Interest bearing demand                                        $   606   $   227   $   154
Savings                                                            644       829       928
Money market                                                     5,743     3,256     1,340
Certificates of deposit in denominations of $100,000 or more     1,894     1,378     1,167
Other time                                                      10,345     7,295     6,747
                                                               -------   -------   -------
Total interest expense                                         $19,232   $12,985   $10,336
                                                               =======   =======   =======

     The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2006 maturing in the periods presented:

                     OTHER       CERTIFICATES OF DEPOSIT
YEAR             TIME DEPOSITS     OF $100,000 OR MORE
----             -------------   -----------------------
                              (IN THOUSANDS)
2007                $206,862             $26,466
2008                  32,808               3,001
2009                  12,620                 108
2010                  12,281                 200
2011                   7,874                 547
2012 and after        24,554                 258
                    --------             -------
Total               $296,999             $30,580
                    ========             =======

     Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2006.

MATURING IN:

                                 (IN THOUSANDS)
                                 --------------
Three months or less                 $17,424
Over three through six months          3,413
Over six through twelve months         5,629
Over twelve months                     4,114
                                     -------
Total                                $30,580
                                     =======

9.   FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

     The outstanding balances and related information for federal funds purchased and other short-term borrowings are summarized as follows:

                                         AT DECEMBER 31, 2006
                                        ----------------------
                                         FEDERAL       OTHER
                                          FUNDS     SHORT-TERM
                                        PURCHASED   BORROWINGS
                                        ---------   ----------
                                            (IN THOUSANDS,
                                             EXCEPT RATES)
Balance                                   $  --      $49,091
Maximum indebtedness at any month end        --       61,728
Average balance during year                  43       32,778
Average rate paid for the year             5.69%        5.10%
Interest rate on year end balance            --         5.48

                                         AT DECEMBER 31, 2005
                                        ----------------------
                                         FEDERAL       OTHER
                                          FUNDS     SHORT-TERM
                                        PURCHASED   BORROWINGS
                                        ---------   ----------
                                            (IN THOUSANDS,
                                             EXCEPT RATES)
Balance                                   $  --      $ 63,184
Maximum indebtedness at any month end        --       150,552
Average balance during year                   1        78,151
Average rate paid for the year             4.94%         3.32%
Interest rate on year end balance            --          4.25

     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

     These borrowing transactions can range from overnight to one year in maturity. The average maturity was three days at the end of 2006 and 2005.

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

10. ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     Borrowings and advances from the FHLB consist of the following:

                          AT DECEMBER 31, 2006
                        -----------------------
                           WEIGHTED
MATURING                AVERAGE YIELD   BALANCE
--------                -------------   -------
                             (IN THOUSANDS)
Overnight                   5.48%       $49,091
2011 and after              6.45            946
                                        -------
Total FHLB borrowings       5.50%       $50,037
                                        =======

                          AT DECEMBER 31, 2005
                        -----------------------
                           WEIGHTED
MATURING                AVERAGE YIELD   BALANCE
--------                -------------   -------
                             (IN THOUSANDS)
Overnight                   4.25%       $63,184
2011 and after              6.45            987
                                        -------
Total FHLB borrowings       4.28%       $64,171
                                        =======

     The rate on open repo plus advances can change daily, while the rate on the advances is fixed until the maturity of the advance. All FHLB stock, along with an interest in certain mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, have been delivered as collateral to the FHLB of Pittsburgh to support these borrowings.

     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. These lines of credit enable the Company's banking subsidiary to purchase funds for short-term needs at current market rates. Additionally, the Company's subsidiary bank is a member of the FHLB which provides the opportunity to obtain short- to longer-term advances based upon the Bank's investment in assets secured by one- to four-family residential real estate. At December 31, 2006, the bank had immediately available $218 million of overnight borrowing capability at the FHLB. On January 11, 2007, the Bank was released from full collateral delivery status by the FHLB due to its improved financial condition.

GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES:

     On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Net proceeds from the $34.5 million offering were used for general corporate purposes, including the repayment of debt, the repurchase of AmeriServ Financial common stock, and investments in and advances to the Company's subsidiaries. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $334,000 as of December 31, 2006 and are included in other assets on the consolidated balance sheet, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. AmeriServ Financial Capital Trust I was deconsolidated in the first quarter of 2004 in accordance with FASB Interpretation #46(R) Consolidation of Variable Interest Entities (FIN 46(R)). The Company used $7.2 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in the fourth quarter of 2005. The Company used $15.3 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in the fourth quarter of 2004.

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

11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     For the Company, as for most financial institutions, approximately 90% of its assets and liabilities are considered financial instruments. Many of the Company's financial instruments, however, lack an available trading market characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimates and present value calculations were used by the Company for the purpose of this disclosure.

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2006 and 2005, were as follows:

                                                        2006                        2005
                                             -------------------------   -------------------------
                                              ESTIMATED     RECORDED      ESTIMATED     RECORDED
                                             FAIR VALUE   BOOK BALANCE   FAIR VALUE   BOOK BALANCE
                                             ----------   ------------   ----------   ------------
                                                                 (IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities                         $201,958      $202,155      $231,775      $231,924
Net loans (including loans held for sale),
   net of allowance for loan loss              579,691       581,343       545,448       550,602
FINANCIAL LIABILITIES:
Deposits with no stated maturities            $414,176      $414,176      $423,612      $423,612
Deposits with stated maturities                326,752       327,579       286,987       289,043
Short-term borrowings                           49,091        49,091        63,184        63,184
All other borrowings                            16,181        14,031        16,554        14,072

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

     There is not a material difference between the notional amount and the estimated fair value of the off-balance sheet items which total $125.9 million at December 31, 2006, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

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

12. INCOME TAXES

     The expense (benefit) for income taxes is summarized below:

                                                            YEAR ENDED DECEMBER 31,
                                                           -------------------------
                                                            2006     2005      2004
                                                           -----   -------   -------
                                                                 (IN THOUSANDS)
Current                                                     $ 76   $  (471)  $   (87)
Deferred                                                     344    (5,431)   (5,758)
                                                            ----   -------   -------
Income tax expense (benefit) from continuing operations      420    (5,902)   (5,845)
Deferred income tax benefit from discontinued operations      --       (61)     (648)
                                                            ----   -------   -------
Income tax expense (benefit)                                $420   $(5,963)  $(6,493)
                                                            ====   =======   =======

     The reconciliation between the federal statutory tax rate and the Company's effective consolidated income tax rate is as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                    2006              2005               2004
                                                               --------------   ---------------    ---------------
                                                               AMOUNT    RATE    AMOUNT    RATE     AMOUNT    RATE
                                                               ------   -----   -------   -----    -------   -----
                                                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense (benefit) based on federal statutory rate    $ 936    34.0%  $(5,074)  (34.0)%  $(4,864)  (34.0)%
Tax exempt income                                                (478)  (17.4)     (424)   (2.8)      (461)   (3.2)
Reversal of valuation allowance                                  (100)   (3.6)       --      --         --      --
Reversal of contingency reserves                                   --      --      (475)   (3.2)      (680)   (4.7)
Other                                                              62     2.3        71     0.5        160     1.1
                                                                -----           -------            -------
Income tax expense (benefit) from continuing operations           420    15.3    (5,902)  (39.6)    (5,845)  (40.8)
Income tax benefit from discontinued operations                    --      --       (61)  (33.9)      (648)  (35.2)
                                                                -----           -------            -------
Total expense (benefit) for income taxes                        $ 420    15.3%  $(5,963)  (39.5)%  $(6,493)  (40.1)%
                                                                =====           =======            =======

     December 31, 2006 and 2005, deferred taxes are included in the accompanying Consolidated Balance Sheets. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

                                            AT DECEMBER 31,
                                           -----------------
                                             2006      2005
                                           -------   -------
                                             (IN THOUSANDS)
DEFERRED TAX ASSETS:
   Allowance for loan losses               $ 2,863   $ 3,193
   Premises and equipment                      431        --
   Accrued pension obligation                  108        --
   Unrealized investment security losses     1,675     2,127
   Net operating loss carryforwards         10,318    12,232
   Alternative minimum tax credits             994       872
   Other                                       274       355
                                           -------   -------
      Total tax assets                      16,663    18,779
                                           -------   -------
DEFERRED TAX LIABILITIES:
   Investment accretion                        (26)       (8)
   Lease accounting                           (702)   (2,239)
   Prepaid pension obligation                   --    (1,405)
   Other                                       (98)      (51)
                                           -------   -------
      Total tax liabilities                   (826)   (3,703)
      Valuation allowance                       --      (100)
                                           -------   -------
Net deferred tax asset                     $15,837   $14,976
                                           =======   =======

     As part of the 2006 tax expense, the Company did benefit from the elimination of a $100,000 income tax valuation allowance related to the deductibility of charitable contributions that management determined was no longer needed given the level of taxable income generated by the Company in 2006.

     The change in net deferred tax assets and liabilities consist of the following:

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                               ---------------
                                                                                2006     2005
                                                                               ------   ------
                                                                                (IN THOUSANDS)
Investment write-(ups)downs due to FAS #115, charged to equity                 $ (452)  $  382
Cumulative effect of adoption of change in accounting for pension obligation    1,657       --
Reversal of valuation allowance                                                   100       --
Deferred (provision) benefit for income taxes                                    (444)   5,492
                                                                               ------   ------
Net increase                                                                   $  861   $5,874
                                                                               ======   ======

     The Company has alternative minimum tax credit carryforwards of approximately $994,000 at December 31, 2006. These credits have an indefinite carryforward period. The Company also has a $30.3 million net operating loss carryforward that will begin to expire in the year 2024.

13. EMPLOYEE BENEFIT PLANS

PENSION PLANS:

     The Company has a trusteed, noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year and who have not yet reached age 60 at their employment date. The benefits of the plan are based upon the employee's years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. The Company's funding policy has been to contribute annually an amount that will ensure that the total value of the plans assets will exceed the accumulated benefit obligation. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock valued at $656,000 and is limited to 10% of the plans assets), mutual funds, and short-term cash equivalent instruments.

PENSION BENEFITS:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                 -----------------
                                                   2006      2005
                                                 -------   -------
                                                   (IN THOUSANDS,
                                                       EXCEPT
                                                    PERCENTAGES)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year          $14,158   $13,256
Service cost                                         882       855
Interest cost                                        816       806
Deferred asset gain                                   85       688
Benefits paid                                       (531)   (1,447)
                                                 -------   -------
Benefit obligation at end of year                $15,410   $14,158
                                                 -------   -------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year   $12,956   $11,984
Actual return on plan assets                       1,166       455
Employer contributions                             1,500     2,000
Benefits paid                                       (531)   (1,447)
Expenses paid                                         --       (36)
                                                 -------   -------
Fair value of plan assets at end of year          15,091    12,956
                                                 -------   -------
Funded status of the plan--under funded          $  (319)  $(1,202)
                                                 =======   =======
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF
   NET PERIODIC PENSION COST:
Amounts recognized in accumulated other
   comprehensive income (loss) consists of:
Transition asset                                    (109)       --
Prior service cost                                   (17)       --
Net actuarial loss                                 4,998        --
Amounts not recognized in accumulated other
   comprehensive income (loss) consists of:
Transition asset                                      --      (126)
Prior service cost                                    --       (12)
Net actuarial loss                                    --     5,469
                                                 -------   -------
Total                                            $ 4,872   $ 5,331
                                                 =======   =======

     The following table sets forth the incremental effect of applying FAS #158, "Employers' Accounting for Defined Benefit Pension and Other Post-Retirement Plans", on individual line items in the Consolidated Balance Sheet at December 31, 2006:

                                                   BEFORE                       AFTER
                                                 APPLICATION                  APPLICATION
                                                OF FASB #158   ADJUSTMENTS   OF FASB #158
                                                ------------   -----------   ------------
                                                              (IN THOUSANDS)
Deferred tax asset                                $ 14,181       $ 1,656       $ 15,837
Other assets                                        20,941        (4,553)        16,388
Total assets                                       898,889        (2,897)       895,992
Other liabilities                                    6,112           319          6,431
Total liabilities                                  810,989           319        811,308
Accumulated other comprehensive income (loss)       (3,201)       (3,216)        (6,417)
Total stockholders' equity                          87,900        (3,216)        84,684
Total liabilities and stockholders' equity         898,889        (2,897)       895,992

                                      YEAR ENDED
                                     DECEMBER 31,
                                  -----------------
                                    2006      2005
                                  -------   -------
                                    (IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation    $13,486   $12,300
                                  =======   =======

                                            YEAR ENDED DECEMBER 31,
                                           -------------------------
                                             2006     2005     2004
                                           -------   ------   ------
                                                 (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                               $   882   $  855   $  840
Interest cost                                  816      806      734
Expected return on plan assets              (1,007)    (924)    (875)
Amortization of prior year service cost          4        4        4
Amortization of transition asset               (17)     (17)     (17)
Recognized net actuarial loss                  398      383      339
                                           -------   ------   ------
Net periodic pension cost                  $ 1,076   $1,107   $1,025
                                           =======   ======   ======

     The estimated net loss, prior service cost and transition asset for the defined benefit pension plan that will amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $378,000, $4,000, and ($17,000), respectively.

                                     YEAR ENDED
                                    DECEMBER 31,
                                 ------------------
                                 2006   2006   2006
                                 ----   ----   ----
                                   (PERCENTAGES)
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate                    6.00%  6.00%  6.00%
Expected return on plan assets   8.00   8.00   8.00
Rate of compensation increase    2.50   2.50   3.00

     The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan's historical investment performance over a longer-term period of 15 years combined with the plan's investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of 50% to 60% of plan assets.

PLAN ASSETS:

     The plan's measurement date is December 31, 2006. This plan's asset allocations at December 31, 2006 and 2005, by asset category are as follows:

ASSET CATEGORY:     2006   2005
---------------     ----   ----
Equity securities     64%    59%
Debt securities       36     41
                     ---    ---
   Total             100%   100%
                     ===    ===

     The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2006, 4.4% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

     The Bank presently expects that the contribution to be made to the Plan in 2007 will be comparable with recent years of approximately $1.5 million.

ESTIMATED FUTURE BENEFIT PAYMENTS:

     The following benefit payments, which reflect future service, as appropriate, are expected to be paid (in thousands).

2007               $ 1,265
2008                 1,288
2009                 1,329
2010                 1,699
2011                 1,848
Years 2012--2016    10,835

401(k) PLAN:

     The Bank maintains a qualified 401(k) plan that allows for participation by Bank employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts, and the Bank contributes 4% of salaries for union members who are in the plan. Contributions by the Bank charged to operations were $195,000 and $201,000 for the years ended December 31, 2006 and 2005, respectively. The fair value of plan assets includes $580,000 pertaining to the value of the Company's common stock that is held by the plan at December 31, 2006.

     Except for the above benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

14. LEASE COMMITMENTS

     The Company's obligation for future minimum lease payments on operating leases at December 31, 2006, is as follows:

                      FUTURE MINIMUM
YEAR                  LEASE PAYMENTS
----                  --------------
                      (IN THOUSANDS)
2007                       $828
2008                        496
2009                        458
2010                        394
2011                        299
2012 and thereafter         673

     In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance. Rent expense included in total non-interest expense amounted to $423,000, $388,000 and $366,000, in 2006, 2005, and 2004, respectively.

15. COMMITMENTS AND CONTINGENT LIABILITIES

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2006 the Company had various outstanding commitments to extend credit approximating $125,863,000 and standby letters of credit of $8,472,000, compared to commitments to extend credit of $98,294,000 and standby letters of credit of $10,230,000 at December 31, 2005. Standby letters of credit had terms ranging from 1 to 4 years. Standby letters of credit of approximately $5.6 million were secured as of December 31, 2006 and approximately $7.9 million at December 31, 2005. The carrying amount of the liability for AmeriServ obligations related to standby letters of credit was $330,000 at December 31, 2006 and $248,000 at December 31, 2005.

     Pursuant to its bylaws, the Company provides indemnification to its directors and officers against certain liabilities incurred as a result of their service on behalf of the Company. In connection with this indemnification obligation, the Company advances on behalf of covered individuals costs incurred in defending against certain claims. Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company's consolidated financial position, results of operation or cash flows.

16. PRIVATE PLACEMENT OFFERINGS

     On September 27, 2005, the Company entered into agreements with institutional investors for a $10.3 million private placement of common stock. The agreements secured commitments from these investors to purchase 2.4 million of the Company's shares at a price of $4.35 per share.

     The Company contributed $1.0 million of the net proceeds to the capital of the Bank and $1.0 million of the net proceeds to the capital of the Trust Company. The Company used the remaining $7.2 million of net proceeds to redeem outstanding 8.45% Trust

Preferred Securities, which resulted in annual pre-tax savings of approximately $600,000 in interest expense.

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

17.  STOCK COMPENSATION PLANS

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (FAS) #123(R) "Share-Based Payment" using the "modified perspective" method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with FAS #123(R). As a result of this adoption the Company recognized $56,000 of pretax compensation expense for the year 2006.

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

     A summary of the status of the Company's Stock Incentive Plan at December 31, 2006, 2005, and 2004, and changes during the years then ended is presented in the table and narrative following:

                                                                    YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                         2006                 2005                 2004
                                                 -------------------   ------------------   ------------------
                                                            WEIGHTED             WEIGHTED             WEIGHTED
                                                             AVERAGE              AVERAGE              AVERAGE
                                                            EXERCISE             EXERCISE             EXERCISE
                                                  SHARES      PRICE     SHARES     PRICE     SHARES     PRICE
                                                 --------   --------   -------   --------   -------   --------
Outstanding at beginning of year                  372,645     $5.33    393,848     $5.31    337,136     $5.13
Granted                                             1,233      4.70     11,492      5.34     75,000      6.00
Exercised                                         (21,667)     3.21     (3,352)     4.27     (2,386)     3.07
Forfeited                                        (105,003)     6.46    (29,343)     5.23    (15,902)     4.97
                                                 --------              -------     -----    -------     -----
Outstanding at end of year                        247,208      5.03    372,645      5.33    393,848      5.31
                                                 ========              =======     =====    =======     =====
Exercisable at end of year                        223,314      4.93    303,653      5.25    285,195      5.30
Weighted average fair value of options granted
   in current year                                            $2.69                $2.99                $3.38

     A total of 223,314 of the 247,208 options outstanding at December 31, 2006, have exercise prices between $2.31 and $6.21, with a weighted average exercise price of $4.93 and a weighted average remaining contractual life of 4.65 years. Options outstanding at December 31, 2006 reflect option ranges of: $2.31 to $3.49 totaling 13,334 options which have a weighted average exercise price of $2.71 and a weighted average remaining contractual life of 6.1 years; and $4.02 to $6.21 totaling 209,980 options which have a weighted average exercise price of $5.07 and a weighted average remaining contractual life of 4.6 years. All of these options are exercisable. The remaining 23,894 options have exercise prices between $4.70 and $6.10, with a weighted average exercise price of $5.97 and a weighted average remaining contractual life of 7.5 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2006, 2005, 2004, and 2003, respectively: risk-free interest rate for 2006 options was 4.70%, and risk-free interest rates ranging from 3.95% to 4.19% for 2005 options, 3.50% to 4.20% for 2004 options and 3.40% to 4.40% for 2003 options; expected lives of 10.0 years for 2006, 2005, 2004 and 2003 options; expected volatility of 37.22% for 2006 options, and expected volatility ranging from 37.34% to 38.63% for 2005 options, 39.24% to 39.65% for 2004 options, and 33.39%
to 33.64% for 2003 options; and expected dividend yields of 0% for 2006, 2005, 2004, and 2003 options.

18.  DIVIDEND REINVESTMENT AND COMMON STOCK PURCHASE PLAN

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

     In the case of purchases from AmeriServ Financial, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At December 31, 2006, the Company issued 22,154 shares and had 113,069 unissued reserved shares available under the Purchase Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Purchase Plan in the market for the relevant investment date.

19.  INTANGIBLE ASSETS

     The Company's consolidated balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposits). Goodwill and other intangible assets with indefinite lives are not amortized. Instead such intangibles are evaluated for impairment at the reporting unit level at least annually in the third quarter. Any resulting impairment would be reflected as a non-interest expense. The Company's goodwill of $9.5 million is allocated to the retail banking segment and was evaluated for impairment on its annual impairment evaluation date. The result of this evaluation indicated that the Company's goodwill had no impairment. The Company's only intangible asset, other than goodwill, is its core deposit intangible, which the Company currently believes has a remaining finite life of approximately 2 years.

     As of December 31, 2006, the Company's core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $15.7 million. The weighted average amortization period of the Company's core deposit intangibles at December 31, 2006, is 2.10 years. Estimated amortization expense for the next three years is summarized as follows (in thousands):

YEAR       EXPENSE
----   --------------
       (IN THOUSANDS)
2007        $865
2008         865
2009         108

     A reconciliation of the Company's intangible asset balances for 2006 and 2005 is as follows (in thousands):

                                AT DECEMBER 31,
                       ---------------------------------
                        2006     2005     2006     2005
                       ------   ------   ------   ------
                         CORE DEPOSIT
                         INTANGIBLES         GOODWILL
                       ---------------   ---------------
Balance January 1      $2,703   $3,568   $9,544   $9,544
Amortization expense     (865)    (865)      --       --
                       ------   ------   ------   ------
Balance December 31    $1,838   $2,703   $9,544   $9,544
                       ======   ======   ======   ======

20.  DERIVATIVE HEDGING INSTRUMENTS

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

     The following table summarizes the interest rate swap transactions that impacted the Company's 2005 and 2004 performance:

2005

                                                               INCREASE
                             FIXED    FLOATING                (DECREASE)
               NOTIONAL      RATE       RATE     REPRICING   IN INTEREST
HEDGE TYPE      AMOUNT     RECEIVED     PAID     FREQUENCY     EXPENSE
----------   -----------   --------   --------   ---------   -----------
FAIR VALUE   $50,000,000     2.58%      2.70%    QUARTERLY    $ 175,000
FAIR VALUE    50,000,000     5.89       5.27     QUARTERLY     (148,000)
                                                              ---------
                                                              $  27,000
                                                              =========

2004

                             FIXED    FLOATING                 DECREASE
               NOTIONAL      RATE       RATE     REPRICING   IN INTEREST
HEDGE TYPE      AMOUNT     RECEIVED     PAID     FREQUENCY     EXPENSE
----------   -----------   --------   --------   ---------   -----------
FAIR VALUE   $50,000,000     2.58%      1.47%    QUARTERLY   $  (564,000)
FAIR VALUE    50,000,000     5.89       3.91     QUARTERLY    (1,001,000)
                                                             -----------
                                                             $(1,565,000)
                                                             ===========

     The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors. The Company had no interest rate swaps, caps or floors outstanding at December 31, 2006 and December 31, 2005.

21.  SEGMENT RESULTS

     The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The Company's major business units include retail banking, commercial lending, trust, other fee based businesses and investment/parent. The Company sold its remaining mortgage servicing rights in December 2004 and discontinued the operations of this non-core business (mortgage banking) in 2005(see Note 23). The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measure the Company focuses on for each business segment is net income contribution.

     Retail banking includes the deposit-gathering branch franchise, lending to both individuals and small businesses, and financial services. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Financial services include the sale of mutual funds, annuities, and insurance products. Commercial lending to businesses includes commercial loans, commercial real-estate loans, and commercial leasing (excluding certain small business lending through the branch network). The trust segment has two primary business divisions, traditional trust and union collective investment funds. Traditional trust includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. The union collective investment funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor. Other fee based businesses include AmeriServ Associates and AmeriServ Life. As of June 30, 2006, the Company closed AmeriServ Associates since it no longer fit the Company's strategic direction. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management. Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results of operations were as follows:

                                                       YEAR ENDED DECEMBER 31, 2006
                              ------------------------------------------------------------------------------
                               RETAIL    COMMERCIAL   MORTGAGE            INVESTMENT/   OTHER FEE
                               BANKING     LENDING     BANKING    TRUST      PARENT       BASED       TOTAL
                              --------   ----------   --------   ------   -----------   ---------   --------
                                                              (IN THOUSANDS)
Net interest income           $ 18,772    $  7,328      $ --     $  343    $ (2,015)     $   50     $ 24,478
Provision for loan loss            (34)        (91)       --         --          --          --         (125)
Non-interest income              5,607         540        --      6,521          48         125       12,841
Non-interest expense            22,814       4,735        --      4,291       2,546         306       34,692
                              --------    --------      ----     ------    --------      ------     --------
Income (loss) before income
   taxes                         1,599       3,224        --      2,573      (4,513)       (131)       2,752
Income taxes (benefit)             310         626        --        875      (1,346)        (45)         420
                              --------    --------      ----     ------    --------      ------     --------
Net income (loss)             $  1,289    $  2,598      $ --     $1,698    $ (3,167)     $  (86)    $  2,332
                              ========    ========      ====     ======    ========      ======     ========
Total assets                  $355,799    $331,849      $ --     $2,716    $204,344      $1,284     $895,992
                              ========    ========      ====     ======    ========      ======     ========

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
                              ========    ========     =======   ======    ========       ======    ==========

22.  REGULATORY MATTERS

     The Company announced on February 21, 2006, that the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking have terminated the Memorandum of Understanding (MOU) that the Company had been operating under since February 28, 2003. The MOU was enacted to address prior deficiencies in asset quality, credit administration, and other matters. The Company's successful actions to improve asset quality, strengthen capital, reduce interest rate risk, and enhance administrative procedures were the key factors that led to the termination of this regulatory enforcement action.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2006 and 2005, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

                                                          AS OF DECEMBER 31, 2006
                                           -----------------------------------------------------
                                                                                   TO BE WELL
                                                               FOR CAPITAL     CAPITALIZED UNDER
                                                                 ADEQUACY      PROMPT CORRECTIVE
                                                 ACTUAL          PURPOSES      ACTION PROVISIONS
                                           ---------------   ---------------   -----------------
                                            AMOUNT   RATIO    AMOUNT   RATIO     AMOUNT   RATIO
                                           -------   -----   -------   -----    -------   -----
                                                       (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
   Consolidated                            $99,881   15.34%  $52,097    8.00%   $65,121   10.00%
   AmeriServ Financial Bank                 91,555   14.25    51,391    8.00     64,239   10.00
Tier 1 Capital (To Risk Weighted Assets)
   Consolidated                             91,737   14.09    26,048    4.00     39,073    6.00
   AmeriServ Financial Bank                 83,520   13.00    25,696    4.00     38,543    6.00
Tier 1 Capital (To Average Assets)
   Consolidated                             91,737   10.54    34,800    4.00     43,500    5.00
   AmeriServ Financial Bank                 83,520    9.70    34,428    4.00     43,035    5.00

                                                          AS OF DECEMBER 31, 2005
                                           -----------------------------------------------------
                                                                                   TO BE WELL
                                                               FOR CAPITAL     CAPITALIZED UNDER
                                                                 ADEQUACY      PROMPT CORRECTIVE
                                                 ACTUAL          PURPOSES      ACTION PROVISIONS
                                           ---------------   ---------------   -----------------
                                            AMOUNT   RATIO    AMOUNT   RATIO     AMOUNT   RATIO
                                           -------   -----   -------   -----    -------   -----
                                                       (IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
   Consolidated                            $96,001   15.61%  $49,215    8.00%   $61,518   10.00%
   AmeriServ Financial Bank                 88,195   14.48    48,730    8.00     60,913   10.00
Tier 1 Capital (To Risk Weighted Assets)
   Consolidated                             88,311   14.36    24,607    4.00     36,911    6.00
   AmeriServ Financial Bank                 80,581   13.23    24,365    4.00     36,548    6.00
Tier 1 Capital (To Average Assets)
   Consolidated                             88,311   10.24    34,509    4.00     43,136    5.00
   AmeriServ Financial Bank                 80,581    9.48    34,011    4.00     42,513    5.00

23. DISCONTINUED OPERATIONS

     As of December 28, 2004, SMC entered into an agreement to sell its remaining mortgage servicing rights. This action resulted in the closing of this non-core business which exposed the Company to greater balance sheet market risk and earnings volatility. The assets and liabilities are separately identified in the December 31, 2005 Consolidated Balance Sheets as Assets and Liabilities from discontinued operations. SMC completed the transfer of all files related to the servicing rights in the first half of 2005 and ceased operations as of June 30, 2005. The major asset and liability categories of net discontinued operations as of December 31, 2005 are as follows:

                                        AT DECEMBER 31, 2005
                                        --------------------
                                           (IN THOUSANDS)
Cash and due from banks                         $279
Other assets                                      50
Other liabilities                                (14)
                                                ----
Net assets of discontinued operations           $315
                                                ====

     SMC's operations had previously been reported as the Company's mortgage banking segment. All results have been removed from the Company's continuing operations for all periods presented. The results of SMC presented as discontinued operations in the Consolidated Statement of Operations are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                             2005      2004
                                                           -------   -------
                                                             (IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
NET INTEREST INCOME                                        $    --   $    --
   Provision for loan losses                                    --        --
                                                           -------   -------
Net Interest Income after Provision for Loan Losses             --        --
NON-INTEREST INCOME
Net mortgage servicing fees                                     50       179
Loss on sale of mortgage servicing rights                       --      (376)
Other income                                                   311       300
                                                           -------   -------
Total Non-Interest Income                                      361       103
                                                           -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits                                 240       786
Net occupancy expense                                          208       179
Equipment expense                                               49       237
Professional fees                                               22        30
Supplies, postage, and freight                                  23       109
Miscellaneous taxes and insurance                               (1)        4
Impairment credit for mortgage servicing rights                 --       (26)
Other expense                                                   --       625
                                                           -------   -------
Total Non-Interest Expense                                     541     1,944
                                                           -------   -------
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES         (180)   (1,841)
   Benefit for income taxes                                    (61)     (648)
                                                           -------   -------
LOSS FROM DISCONTINUED OPERATIONS                          $  (119)  $(1,193)
                                                           =======   =======
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
   Basic:
      Net loss                                             $ (0.01)  $ (0.08)
      Average number of shares outstanding                  20,340    14,783
   Diluted:
      Net loss                                             $ (0.01)  $ (0.08)
      Average number of shares outstanding                  20,340    14,783

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

BALANCE SHEETS

                                                         AT DECEMBER 31,
                                                        -----------------
                                                          2006      2005
                                                        -------   -------
                                                          (IN THOUSANDS)
ASSETS
Cash and investments                                    $ 3,212   $ 2,492
Equity investment in banking subsidiaries                88,468    88,746
Equity investment in non-banking subsidiaries             4,645     4,906
Guaranteed junior subordinated deferrable interest
   debenture issuance costs                                 334       349
Other assets                                              1,717     1,594
                                                        -------   -------
TOTAL ASSETS                                            $98,376   $98,087
                                                        =======   =======
LIABILITIES
Guaranteed junior subordinated deferrable interest
   debentures                                           $13,085   $13,085
Other liabilities                                           607       528
                                                        -------   -------
TOTAL LIABILITIES                                        13,692    13,613
                                                        -------   -------
STOCKHOLDERS' EQUITY
Total stockholders' equity                               84,684    84,474
                                                        -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $98,376   $98,087
                                                        =======   =======

STATEMENTS OF OPERATIONS

                                                         YEAR ENDED DECEMBER 31,
                                                       --------------------------
                                                        2006      2005      2004
                                                       ------   -------   -------
                                                             (IN THOUSANDS)
INCOME
Inter-entity management and other fees                 $2,351   $ 2,411   $ 2,351
Dividends from non-banking subsidiaries                 1,722     1,186     1,017
Interest and dividend income                              120        94        29
                                                       ------   -------   -------
TOTAL INCOME                                            4,193     3,691     3,397
                                                       ------   -------   -------
EXPENSE
Interest expense                                        1,121     1,659     2,985
Salaries and employee benefits                          2,008     1,834     1,899
Dividends downstreamed to banking subsidiary               --     1,000     4,000
Dividends downstreamed to non-banking subsidiaries         --     1,000       250
Other expense                                           1,184     1,532     1,815
                                                       ------   -------   -------
TOTAL EXPENSE                                           4,313     7,025    10,949
                                                       ------   -------   -------
LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES                              (120)   (3,334)   (7,552)
Benefit for income taxes                                  640       837     1,693
Equity in undistributed earnings of subsidiaries        1,812    (6,644)   (3,860)
                                                       ------   -------   -------
NET INCOME (LOSS)                                      $2,332   $(9,141)  $(9,719)
                                                       ======   =======   =======

STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED DECEMBER 31,
                                                       ----------------------------
                                                         2006      2005      2004
                                                       -------   -------   --------
                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                      $ 2,332   $(9,141)  $ (9,719)
Adjustment to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
Equity in undistributed (gains) losses of
   subsidiaries                                         (1,812)    6,644      3,860
Other -- net                                             1,043     1,422      2,916
                                                       -------   -------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      1,563    (1,075)    (2,943)
                                                       -------   -------   --------
INVESTING ACTIVITIES
Purchase of short-term investments - available for
   sale                                                 (3,112)       --         --
                                                       -------   -------   --------
NET CASH USED IN INVESTING ACTIVITIES                   (3,112)       --         --
                                                       -------   -------   --------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                     173       133        149
Proceeds from private offering, net of issuance
   costs                                                    --     8,818     23,105
Guaranteed junior subordinated deferrable interest
   debentures dividends paid                            (1,016)   (1,546)    (2,860)
Retirement of Trust Preferred Securities                    --    (7,200)   (14,215)
                                                       -------   -------   --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (843)      205      6,179
                                                       -------   -------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (2,392)     (870)     3,236
CASH AND CASH EQUIVALENTS AT JANUARY 1                   2,492     3,362        126
                                                       -------   -------   --------
CASH AND CASH EQUIVALENTS AT DECEMBER 31               $   100   $ 2,492   $  3,362
                                                       =======   =======   ========

     The ability of the subsidiary bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary bank's capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank's retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. At December 31, 2006, the subsidiary bank was not permitted to upstream any cash dividends to the parent company. The subsidiary bank had a combined $77,691,000 of restricted surplus and retained earnings at December 31, 2006.

25.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

                                                                 2006 QUARTER ENDED
                                                      ---------------------------------------
                                                      DEC. 31   SEPT. 30   JUNE 30   MARCH 31
                                                      -------   --------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                       $12,077    $11,895   $11,414    $11,179
Interest expense                                        6,181      5,796     5,223      4,887
                                                      -------    -------   -------    -------
Net interest income                                     5,896      6,099     6,191      6,292
Provision for loan losses                                 (75)        --       (50)        --
                                                      -------    -------   -------    -------
Net interest income after provision for loan losses     5,971      6,099     6,241      6,292
Non-interest income                                     3,084      3,247     3,268      3,242
Non-interest expense                                    8,493      8,564     8,777      8,858
                                                      -------    -------   -------    -------
Income before income taxes                                562        782       732        676
   Provision (benefit) for income taxes                   (19)       139       164        136
                                                      -------    -------   -------    -------
Net income                                            $   581    $   643   $   568    $   540
                                                      =======    =======   =======    =======
Basic earnings per common share                          0.03       0.03      0.03       0.02
Diluted earnings per common share                        0.03       0.03      0.03       0.02
Cash dividends declared per common share                 0.00       0.00      0.00       0.00

                                                                 2005 QUARTER ENDED
                                                      ---------------------------------------
                                                      DEC. 31   SEPT. 30   JUNE 30   MARCH 31
                                                      -------   --------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                       $10,989   $ 11,473   $11,712   $11,691
Interest expense                                        4,621      6,015     5,721     5,396
                                                      -------   --------   -------   -------
Net interest income                                     6,368      5,458     5,991     6,295
Provision for loan losses                                  --        100      (275)       --
                                                      -------   --------   -------   -------
Net interest income after provision for loan losses     6,368      5,358     6,266     6,295
Non-interest income                                     3,223        658     3,180     3,148
Non-interest expense                                    9,293     22,278     8,906     8,943
                                                      -------   --------   -------   -------
Income (loss) before income taxes                         298    (16,262)      540       500
   Provision (benefit) for income taxes                    89     (5,689)       96      (398)
                                                      -------   --------   -------   -------
Income (loss) from continuing operations                  209    (10,573)      444       898
Income (loss) from discontinued operations, net of
   income taxes *                                          11          9       (74)      (65)
                                                      -------   --------   -------   -------
Net income (loss)                                     $   220   $(10,564)  $   370   $   833
                                                      =======   ========   =======   =======
Basic earnings (loss) per common share from
   continuing operations                              $  0.01   $  (0.53)  $  0.02   $  0.05
Diluted earnings (loss) per common share from
   continuing operations                                 0.01      (0.53)     0.02      0.05
Basic earnings (loss) per common share                   0.01      (0.53)     0.02      0.04
Diluted earnings (loss) per common share                 0.01      (0.53)     0.02      0.04
Cash dividends declared per common share                 0.00       0.00      0.00      0.00

* The Company sold its remaining mortgage servicing rights of Standard Mortgage Corporation, its former mortgage servicing subsidiary, in December 2004 and incurred discontinued operations activity of this non-core business in 2005 (see Note 23).

26.  SUBSEQUENT EVENT

     The Company announced on January 22, 2007, that it has signed a Definitive Agreement to acquire West Chester Capital Advisors (WCCA) of West Chester, Pennsylvania. WCCA is registered investment advisor with expertise in large cap stocks, and currently has $215 million in assets under management. WCCA was formed in 1994.

     When the acquisition is completed, WCCA will be a wholly owned subsidiary of AmeriServ Financial Bank. Because this will be a cash transaction, the Company will not be issuing any stock to execute the purchase. Therefore, there will be no ownership dilution to current AmeriServ stockholders, and the Company expects the transaction to be accretive to earnings in year one. The transaction which is subject to regulatory approval, is scheduled to close sometime during the first quarter 2007.

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

     Management assessed the Company's system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2006, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control - Integrated Framework". S.R. Snodgrass A.C., independent registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.


/s/ ALLAN R. DENNISON                   /s/ JEFFREY A. STOPKO
-------------------------------------   ----------------------------------------
Allan R. Dennison                       Jeffrey A. Stopko
President &                             Senior Vice President &
Chief Executive Officer                 Chief Financial Officer

Johnstown, PA
February 22, 2007

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

February 22, 2007

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

     The Audit Committee of the Company's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent auditors to discuss audit, financial reporting, and related matters. S.R. Snodgrass A.C. and the Company's internal auditors have direct access to the Audit Committee.


/s/ ALLAN R. DENNISON                   /s/ JEFFREY A. STOPKO
-------------------------------------   ----------------------------------------
Allan R. Dennison                       Jeffrey A. Stopko
President &                             Senior Vice President &
Chief Executive Officer                 Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AmeriServ Financial, Inc.

We have audited the consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operation, comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2005, and for each of the years in the two-year period ended December 31, 2005, were audited by other auditors whose report thereon dated March 6, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and cash flows in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, AmeriServ Financial, Inc. changed its method of accounting for defined benefit pension plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AmeriServ Financial, Inc.'s and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated February 26, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of AmeriServ Financial, Inc.'s and subsidiaries' internal control over financial reporting and an unqualified opinion on the effectiveness of AmeriServ Financial, Inc.'s and subsidiaries' internal control over financial reporting.

/s/ S. R. Snodgrass, A.C.

Wexford, Pennsylvania
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AmeriServ Financial, Inc.

We have audited management's assessment, included in the accompanying Report on Management's Assessment of Internal Control Over Financial Reporting, that AmeriServ Financial, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AmeriServ Financial, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that AmeriServ Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, AmeriServ Financial, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended, and our report dated February 26, 2007, expressed an unqualified opinion.

/s/ S. R. Snodgrass, A.C.

Wexford, Pennsylvania
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors of AmeriServ Financial, Inc.
Johnstown, Pennsylvania

We have audited the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
-------------------------

Pittsburgh, Pennsylvania
March 6, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

     Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in its reports filed and submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management's assessment of internal control over financial reporting for the fiscal year ended December 31, 2006 is included in Item 8.

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

                                     PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:

     The consolidated financial statements listed below are from the 2006 Form 10-K and Part II -- Item 8. Page references are to said Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

AmeriServ Financial, Inc. and Subsidiaries
Consolidated Balance Sheets,                                                  38
Consolidated Statements of Operations,                                        39
Consolidated Statements of Comprehensive Loss,                                40
Consolidated Statements of Changes in Stockholders' Equity,                   41
Consolidated Statements of Cash Flows,                                     42-43
Notes to Consolidated Financial Statements,                                   44
Report on Management's Assessment of Internal Control Over Financial
Reporting,                                                                    71
Statement of Management Responsibility,                                       72
Independent Registered Public Accounting Firm Opinion on Internal
Control Over Financial Reporting,                                             73
Report of Independent Registered Public Accounting Firm,                      74

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

EXHIBITS:

     The exhibits listed below are filed herewith or to other filings.

EXHIBIT                                                                                             PRIOR FILING OR EXHIBIT
 NUMBER                                      DESCRIPTION                                              PAGE NUMBER HEREIN
-------   --------------------------------------------------------------------------------   ------------------------------------
   3.1    Amended and Restated Articles of Incorporation as amended through January 5,       Exhibit 3.1 to 2004 Form 10-K Filed
          2005.                                                                              on March 10, 2005

   3.2    Bylaws, as amended and restated on January 26, 2005.                               Exhibit 3.2 to January 26, 2005 Form
                                                                                             8-K Filed on January 26, 2005

  10.3    Agreement, dated May 24, 2002, between AmeriServ Financial, Inc. and Jeffrey A.    Exhibit 10.1 to Form 10-Q Filed
          Stopko.                                                                            August 14, 2002

  10.5    2001 Stock Incentive Plan dated February 23, 2001.                                 2000 Proxy Statement Filed March 16,
                                                                                             2001

  10.6    Agreement, dated December 1, 1994, between AmeriServ Financial, Inc. and Ronald    Exhibit 10.6 to 2000 Form 10-K Filed
          W. Virag.                                                                          March 21, 2001

  10.7    Agreement, dated February 1, 2004, between AmeriServ Financial, Inc. and Allan     Exhibit 10.7 to 2003 Form 10-K Filed
          R. Dennison                                                                        March 23, 2004

  10.8    Agreement, dated May 24, 2002, between AmeriServ Financial, Inc. and Dan L.        Exhibit 10.8 to 2004 Form 10-K Filed
          Hummel                                                                             March 10, 2005

    21    Subsidiaries of the Registrant.                                                    Below

    23    Consent of Independent Registered Public Accounting Firm                           Below

  31.1    Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to         Below
          section 302 of the Sarbanes-Oxley Act of 2002.

  31.2    Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to         Below
          section 302 of the Sarbanes-Oxley Act of 2002.

  32.1    Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section   Below
          906 of the Sarbanes-Oxley Act of 2002.

  32.2    Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section   Below
          906 of the Sarbanes-Oxley Act of 2002.

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

                                        AmeriServ Financial, Inc.
                                        (Registrant)


                                        By: /s/ Allan R. Dennison
                                            ------------------------------------
                                            Allan R. Dennison
                                            President & CEO

Date: February 22, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2007:


/s/ Craig G. Ford                   Chairman
---------------------------------   Director
Craig G. Ford


/s/ Allan R. Dennison               President, CEO & Director
---------------------------------
Allan R. Dennison


/s/ J. Michael Adams, Jr.           Director
---------------------------------
J. Michael Adams, Jr.


/s/ Edward J. Cernic, Sr.           Director
---------------------------------
Edward J. Cernic, Sr.


/s/ Daniel R. DeVos                 Director
---------------------------------
Daniel R. DeVos


/s/ James C. Dewar                  Director
---------------------------------
James C. Dewar


/s/ Bruce E. Duke, III              Director
---------------------------------
Bruce E. Duke, III, M.D.


/s/ James M. Edwards, Sr.           Director
---------------------------------
James M. Edwards, Sr.


/s/ Kim W. Kunkle                   Director
---------------------------------
Kim W. Kunkle


/s/ Jeffrey A. Stopko               SVP & CFO
---------------------------------
Jeffrey A. Stopko


/s/ Margaret A. O'Malley            Director
---------------------------------
Margaret A. O'Malley


/s/ Very Rev. Christian R. Oravec   Director
---------------------------------
Very Rev. Christian R. Oravec


/s/ Mark E. Pasquerilla             Director
---------------------------------
Mark E. Pasquerilla


/s/ Howard M. Picking, III          Director
---------------------------------
Howard M. Picking, III


/s/ Sara A. Sargent                 Director
---------------------------------
Sara A. Sargent


/s/ Thomas C. Slater                Director
---------------------------------
Thomas C. Slater


/s/ Robert L. Wise                  Director
---------------------------------
Robert L. Wise

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

*     Nanty Glo Office
      1383 Shoemaker Street
      Nanty Glo, PA 15943-1254

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

*     Derry Office
      112 South Chestnut Street
      Derry, PA 15627-1938

*     South Atherton Office
      734 South Atherton Street
      State College, PA 16801-4628

*     Pittsburgh Office
      60 Boulevard of the Allies
      Suite 100
      Pittsburgh, PA 15222-1232

*     Benner Pike Office
      763 Benner Pike
      State College, PA 16801-7313

* =   24-Hour ATM Banking
      Available

+ =   Seven Day a Week Banking
      Available

                                   REMOTE ATM
                                BANKING LOCATIONS

      Main Office, 216 Franklin Street, Johnstown
      The Galleria, Johnstown
      Gogas Service Station, Cairnbrook

                             AMERISERV RESIDENTIAL
                               LENDING LOCATIONS

      Greensburg Office
      Oakley Park II, 4963 Route 30
      Greensburg, PA 15601-9560

      Altoona Office
      87 Logan Boulevard
      Altoona, PA 16602-3123

      Mt. Nittany Mortgage Company
      2300 South Atherton Street
      State College, PA 16801-7613

      Pittsburgh Loan Center
      300 Penn Center Boulevard
      Suite 613
      Pittsburgh, PA 15235-5507

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

Citigroup SmithBarney
969 Eisenhower Boulevard
Oak Ridge East
Johnstown, PA 15904
Telephone: (814) 266-7900

Ryan Beck & Company
Liberty Center
1001 Liberty Avenue, Suite 900
Pittsburgh, PA 15222
Telephone: (973) 549-4217

UBS Financial Services, Inc.
1407 Eisenhower Boulevard
Johnstown, PA 15904
Telephone: (814) 269-9211

Keefe Bruyette & Woods, Inc.
787 Seventh Avenue
Equitable Bldg -- 4th Floor
New York, NY 10019
Telephone: (800) 966-1559

Knight Trading Group, Inc.
525 Washington Boulevard
Jersey City, NJ 07310
Telephone: (800) 544-7508

Parker/Hunter, Inc.
416 Main Street
Johnstown, PA 15901
Telephone: (215) 665-6000

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