Form 10-Q
period 2007-03-31
AMERISERV FINANCIAL INC /PA/
filed 2007-05-04
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                March 31, 2007

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

               Class

        Outstanding at May 1, 2007

Common Stock, par value $2.50

             22,163,336

per share

AmeriServ Financial, Inc.

                                                                                         AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$ 18,872	$ 23,491
Interest bearing deposits	661	413
Total cash and due from depository institutions	19,533	23,904
Investment securities:
Available for sale	164,380	181,498
Held to maturity (market value $20,823 on March 31, 2007 and $20,460 on December 31, 2006)	20,958	20,657
Loans held for sale	711	358
Loans	603,614	589,591
Less: Unearned income	491	514
Allowance for loan losses	8,010	8,092
Net loans	595,113	580,985
Premises and equipment, net	8,866	8,562
Accrued income receivable	4,153	4,165
Goodwill	13,498	9,544
Core deposit intangibles	1,621	1,838
Bank owned life insurance	32,514	32,256
Net deferred tax asset	15,310	15,837
Other assets	14,902	16,388
TOTAL ASSETS	$ 891,559	$ 895,992

LIABILITIES
Non-interest bearing deposits	$ 107,814	$ 107,559
Interest bearing deposits	661,133	634,196
Total deposits	768,947	741,755

Short-term borrowings	11,235	49,091
Advances from Federal Home Loan Bank	3,935	946
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	28,255	63,122
Other liabilities	8,665	6,431
TOTAL LIABILITIES	805,867	811,308

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,252,364 shares issued and 22,161,445 outstanding on March 31, 2007; 26,247,013 shares issued and 22,156,094 outstanding on December 31, 2006	65,631	65,618
Treasury stock at cost, 4,090,919 shares for both periods presented	(65,824)	(65,824)
Capital surplus	78,760	78,739
Retained earnings	12,996	12,568
Accumulated other comprehensive loss, net	(5,871)	(6,417)
TOTAL STOCKHOLDERS' EQUITY	85,692	84,684
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 891,559	$ 895,992

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three months ended	Three months ended
	March 31,	March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 10,061	$ 8,900
Deposits with banks	6	1
Federal funds sold	6	-
Investment securities:
Available for sale	1,833	2,058
Held to maturity	269	220
Total Interest Income	12,175	11,179

INTEREST EXPENSE
Deposits	5,699	4,026
Other short-term borrowings	220	565
Advances from Federal Home Loan Bank	21	16
Guaranteed junior subordinated deferrable interest debentures	280	280
Total Interest Expense	6,220	4,887

NET INTEREST INCOME	5,955	6,292
Provision for loan losses	____-	____-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,955	6,292

NON-INTEREST INCOME
Trust fees	1,704	1,641
Net realized gains on loans held for sale	25	23
Service charges on deposit accounts	585	627
Bank owned life insurance	258	256
Other income	661	695
Total Non-Interest Income	3,233	3,242

NON-INTEREST EXPENSE
Salaries and employee benefits	4,885	4,815
Net occupancy expense	664	655
Equipment expense	546	639
Professional fees	695	795
Supplies, postage and freight	278	306
Miscellaneous taxes and insurance	364	414
FDIC deposit insurance expense	22	73
Amortization of core deposit intangibles	216	216
Other expense	1,003	945
Total Non-Interest Expense	8,673	8,858

INCOME BEFORE INCOME TAXES	515	676
Provision for income taxes	87	136
NET INCOME	$ 428	$ 540

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.02	$ 0.02
Average shares outstanding	22,159	22,119
Diluted:
Net income	$ 0.02	$ 0.02
Average shares outstanding	22,166	22,127
Cash dividends declared	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
OPERATING ACTIVITIES
Net income	$ 428	$ 540
Adjustments to reconcile income to net cash
provided by (used in) operating activities:
Depreciation expense	389	461
Amortization expense of core deposit intangibles	216	216
Net amortization of investment securities	98	175
Net realized gains on loans held for sale	(25)	(23)
Amortization of deferred loan fees	(150)	(125)
Origination of mortgage loans held for sale	(3,761)	(1,436)
Sales of mortgage loans held for sale	2,697	1,386
Decrease in accrued income receivable	12	42
Decrease (Increase) in accrued expense payable	8	(55)
Net decrease (increase) in other assets	2,819	(8,053)
Net increase in other liabilities	2,480	280
Net cash provided by (used in) operating activities	5,211	(6,592)

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments - available for sale	(1,981)	(430)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	19,166	6,861
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	283	439
Long-term loans originated	(37,441)	(35,525)
Principal collected on long-term loans	41,406	39,598
Loans purchased or participated	(17,006)	(2,506)
Loans sold or participated	-	900
Net increase in other short-term loans	(201)	(250)
Purchases of premises and equipment	(693)	(182)
Acquisition of West Chester Capital	(2,200)	-
Net cash provided by investing activities	1,333	8,905

FINANCING ACTIVITIES
Net increase in deposit accounts	24,172	15,332
Net decrease in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(37,856)	(18,938)
Net principal borrowings (repayments) of advances from Federal Home Loan Bank	2,989	(10)
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(254)	(254)
Proceeds from dividend reinvestment, stock purchase plan, and stock options exercised	34	116
Net cash used in financing activities	(10,915)	(3,754)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,371)	(1,441)
CASH AND CASH EQUIVALENTS AT JANUARY 1	23,904	20,961
CASH AND CASH EQUIVALENTS AT MARCH 31	$ 19,533	$19,520

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), AmeriServ Associates, Inc., (AmeriServ Associates) and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 21 locations in Pennsylvania.  On March 7, 2007, the Company completed the acquisition of West Chester Capital Advisors (WCCA).  WCCA is a registered investment advisor with expertise in large cap stocks and currently has $200 million in assets under management.  WCCA is a subsidiary of the Bank.  The Trust Company offers a complete range of trust and financial services and has $1.8 billion in assets under management.  The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.  AmeriServ Associates previously provided investment portfolio and asset/liability management services to small and mid-sized financial institutions.  As of June 30, 2006, the Company closed this subsidiary since it no longer fit the Company’s strategic direction.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

3.

Accounting Policies

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006.  The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted.  The Company is currently evaluating the impact on the Company of adoption of this standard.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements.  The Company elected after careful analysis to not early adopt these standards and is currently evaluating the impact that adoption in the future will have on the Company’s results of operations or financial position.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options to purchase 215,207 and 283,907 shares of common stock were outstanding as of March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

	Three months ended March 31,
	2007	2006
		(In thousands, except per share data)
Numerator:
Net Income	$ 428	$ 540

Denominator:
Weighted average common shares
outstanding (basic)	22,159	22,119
Effect of stock options	7	8
Weighted average common shares
outstanding (diluted)	22,166	22,127

Earnings per share:
Basic	$0.02	$0.02
Diluted	0.02	0.02

5.

Comprehensive Income (Loss)

For the Company, comprehensive income (loss) includes net income and unrealized holding gains and losses from available for sale investment securities.  The changes in other comprehensive income (loss) are reported net of income taxes, as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2007	2006

Net income	$ 428	$ 540

Other comprehensive income (loss), before tax:
Unrealized security gains (losses) on available for sale securities arising during period	738	(1,203)
Income tax effect	(251)	409
Other comprehensive income (loss), net of tax:	487	(794)

Comprehensive income (loss)	$ 915	$ (254)

6.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.  For the Parent Company, cash and cash equivalents also include short-term investments.  The Company made $32,000 in income tax payments in the first quarter of 2007 as compared to $3,000 for the first quarter of 2006.  Total interest expense paid amounted to $6,212,000 in 2007's first three months compared to $4,942,000 in the same 2006 period.

7.

Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

March 31, 2007		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 6,010	$ -	$ (133)	$ 5,877
U.S. Agency	45,158	11	(834)	44,335
U.S. Agency mortgage- backed securities	109,460	46	(3,276)	106,230
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	4,141	-	-	4,141
Other securities	3,787	10	-	3,797
Total	$168,556	$ 67	$ (4,243)	$ 164,380

Investment securities held to maturity (HTM):

March 31, 2007		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,204	$ -	$ (49)	$ 3,155
U.S. Agency	3,471	-	(39)	3,432
U.S. Agency mortgage-
backed securities	6,933	-	(47)	6,886
Other securities	7,350	-	-	7,350
Total	$ 20,958	$ -	$ (135)	$ 20,823

Investment securities available for sale (AFS):

December 31, 2006		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 6,011	$ -	$ (164)	$ 5,847
U.S. Agency	57,636	7	(1,021)	56,622
U.S. Agency mortgage-
backed securities	113,460	22	(3,800)	109,682
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	5,355	-	-	5,355
Other securities	3,962	30	-	3,992
Total	$ 186,424	$ 59	$ (4,985)	$ 181,498

Investment securities held to maturity (HTM):

December 31, 2006		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,220	$ -	$ (69)	$ 3,151
U.S. Agency	3,471	-	(75)	3,396
U.S. Agency mortgage-
backed securities	7,216	-	(53)	7,163
Other securities	6,750	-	-	6,750
Total	$ 20,657	$ -	$ (197)	$ 20,460

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  94.0% and 94.8% of the portfolio was rated "AAA" at March 31, 2007 and December 31, 2006, respectively.  Less than 1% of the portfolio was rated below “A” or unrated at March 31, 2007 and December 31, 2006.   At March 31, 2007, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.5 years.

There are 50 positions that are considered temporarily impaired at March 31, 2007.  The following tables present information concerning investments with unrealized losses as of March 31, 2007 and December 31, 2006 (in thousands):

Investment securities available for sale:

March 31, 2007	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 997	$ (1)	$ 4,880	$ (132)	$ 5,877	$ (133)
U.S. Agency	599	(1)	40,543	(833)	41,142	(834)
U.S. Agency mortgage-
backed securities	-	-	100,995	(3,276)	100,995	(3,276)
Total	$ 1,596	$ (2)	$146,418	$(4,241)	$148,014	$(4,243)

Investment securities held to maturity:

March 31, 2007	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$3,155	$ (49)	$ 3,155	$ (49)
U.S. Agency	-	-	3,432	(39)	3,432	(39)
U.S. Agency mortgage-
backed securities	2,879	(16)	4,007	(31)	6,886	(47)
Total	$ 2,879	$ (16)	$10,594	$ (119)	$13,473	$ (135)

Investment securities available for sale:

December 31, 2006	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 996	$ (2)	$ 4,851	$ (162)	$ 5,847	$ (164)
U.S. Agency	-	-	49,554	(1,021)	49,554	(1,021)
U.S. Agency mortgage-
backed securities	1,948	(5)	105,151	(3,795)	107,099	(3,800)
Total	$ 2,944	$ (7)	$159,556	$(4,978)	$162,500	$(4,985)

Investment securities held to maturity:

December 31, 2006	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$3,151	$ (69)	$ 3,151	$ (69)
U.S. Agency	-	-	3,396	(75)	3,396	(75)
U.S. Agency mortgage-
backed securities	3,005	(17)	4,158	(36)	7,163	(53)
Total	$ 3,005	$ (17)	$10,705	$ (180)	$13,710	$ (197)

For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  The Company reviews its position quarterly and asserts that at March 31, 2007, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Commercial	$ 111,059	$ 91,746
Commercial loans secured by real estate	266,305	269,781
Real estate – mortgage	208,203	209,728
Consumer	18,047	18,336
Total loans	603,614	589,591
Less: Unearned income	491	514
Loans, net of unearned income	$ 603,123	$ 589,077

Real estate-construction loans comprised 3.4%, and 4.4% of total loans, net of unearned income, at March 31, 2007 and December 31, 2006, respectively.  The Company has no direct credit exposure to foreign countries or sub-prime mortgage loans.

9.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended
	March 31,	March 31,
	2007	2006
Balance at beginning of period	$8,092	$9,143
Charge-offs:
Commercial	(9)	(18)
Commercial loans secured by real estate	-	(1)
Real estate-mortgage	(10)	(33)
Consumer	(124)	(131)
Total charge-offs	(143)	(183)
Recoveries:
Commercial	13	20
Commercial loans secured by real estate	13	10
Real estate-mortgage	9	4
Consumer	26	32
Total recoveries	61	66

Net charge-offs	(82)	(117)
Provision for loan losses	-	-
Balance at end of period	$ 8,010	$9,026

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.06%	0.09%
Annualized provision for loan losses	-	-
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.33	1.65
Total classified loans	$12,244	$18,491

10.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	March 31, 2007	December 31, 2006
Non-accrual loans
Commercial	$ 1,302	$ 494
Commercial loans secured by real estate	192	195
Real estate-mortgage	1,007	1,050
Consumer	195	547
Total	2,696	2,286

Past due 90 days or more and still accruing
Consumer	-	3
Total	-	3

Other real estate owned
Real estate-mortgage	10	3
Total	10	3

Total non-performing assets	$ 2,706	$ 2,292
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.45%	0.39%
Total restructured loans	$ 1,302	$ 1,302

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

	Three months ended
	March 31,
	2007	2006
Interest income due in accordance
with original terms	$ 33	$ 71
Interest income recorded	(18)	-
Net reduction in interest income	$ 15	$ 71

11.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at March 31, 2007, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 11,235	5.46%

Advances	2009	3,000	4.87
	2010 and after	935	6.45
		3,935	5.25

Total FHLB borrowings		$ 15,170	5.40%

The rate on Open Repo Plus advances can change daily, while the rate on the advances is fixed until the maturity of the advance.

12.

Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2007, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	Actual			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 96,666	14.73%	$ 52,485	8.00%	$ 65,606	10.00%
Bank	88,173	13.61	51,825	8.00	64,781	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	88,463	13.48	26,242	4.00	39,363	6.00
Bank	80,072	12.36	25,912	4.00	38,869	6.00

Tier 1 Capital (to Average Assets)
Consolidated	88,463	10.23	34,594	4.00	43,243	5.00
Bank	80,072	9.37	34,196	4.00	42,745	5.00

13.

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

The trust segment has two primary business divisions, traditional trust and union collective investment funds. Traditional trust includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment.  The union collective investment funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor.  The financial results of the recently acquired West Chester Capital Advisors, an investment advisory firm, have been incorporated into the trust segment beginning March 7, 2007.

The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management.  Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results of operations for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three months ended
	March 31, 2007		March 31, 2007
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 5,964	$ 359	$ 352,361
Commercial lending	2,173	630	351,142
Trust	1,845	439	2,818
Investment/Parent	(794)	(1,000)	185,238
Total	$ 9,188	$ 428	$ 891,559

	Three months ended
	March 31, 2006		March 31, 2006
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,118	$ 111	$ 355,565
Commercial lending	1,782	451	294,169
Trust	1,727	435	3,001
Investment/Parent	(93)	(457)	223,658
Total	$ 9,534	$ 540	$ 876,393

14.

Commitments and Contingent Liabilities

The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $124.4 million and standby letters of credit of $7.8 million as of March 31, 2007.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position or results of operation.

15.

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

	Three months ended
	March 31,
	2007	2006
Components of net periodic benefit cost
Service cost	$ 234	$ 221
Interest cost	222	204
Expected return on plan assets	(289)	(252)
Amortization of prior year service cost	1	1
Amortization of transition asset	(4)	(4)
Recognized net actuarial loss	95	100
Net periodic pension cost	$ 259	$ 270

16.

West Chester Capital Advisors Acquisition

The Company announced on January 22, 2007, that it had signed a Definitive Agreement to acquire West Chester Capital Advisors (WCCA) of West Chester, Pennsylvania.  WCCA is registered investment advisor with expertise in large cap stocks, and had $215 million in assets under management.   WCCA was formed in 1994.

The acquisition was completed on March 7, 2007.  WCCA is a wholly owned subsidiary of AmeriServ Financial Bank.  Because the acquisition was a cash transaction, the Company did not issue any stock to execute the purchase.  Therefore, there was no ownership dilution to current AmeriServ stockholders, and the Company expects the transaction to be accretive to earnings in 2007.  The purchase price paid by AmeriServ Financial Bank to the Sellers for all the capital stock of WCCA was $4,000,000.  This amount consisted of:  (a) $2,200,000 paid at closing in immediately available funds, and (b) a deferred payment of up to $1,800,000 to be paid as follows:  (A) up to $1,000,000 payable 30 months after closing, and (B) up to $800,000 payable 48 months after closing, in each case, subject to proportionate reduction if revenues of WCCA as of those dates is less than $1,360,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2007 FIRST QUARTER SUMMARY OVERVIEW…  The first quarter of 2007 was another quarter of positive earnings and of encouraging events.  For example, during the first quarter of 2007 - -

•

Loans outstanding increased by $14 million by quarter end.

•

Deposits increased by $27 million by quarter end.

•

Borrowings decreased to less than 2% of total assets by quarter end.

•

Net interest margin showed a gain of four basis points ending four consecutive quarters of decline.

•

Asset quality remained strong as the allowance for loan losses provided nearly 300% coverage of non-performing loans.

•

Total revenue registered a gain after four consecutive quarters of decline.

On April 20, the Company reported first quarter earnings of $428,000 or $0.02 per share.  This represented a decline from the $581,000 reported in the previous quarter and the $540,000 reported in the first quarter of 2006.  As has been the case through recent months, the combination of the inverted yield curve and the Federal Reserve pause continue to create problems for community banks.  Since January 2006, AmeriServ has increased its loans outstandings by $55 million and its loan interest revenue by 13%.  But Federal Reserve interest rate policies and actions have contributed to increased total interest expense of 27% compared to the first quarter of 2006.  We continue to work diligently to mitigate the impact of this interest rate environment but its continuation has impacted industry earnings and thereby industry stock prices, particularly in the first quarter of 2007.

Another bright spot in the first quarter of 2007 was the addition of West Chester Capital Advisors to the AmeriServ family.  This firm, now a wholly owned subsidiary of AmeriServ Financial Bank, will continue to provide asset management services to a broad array of investors.  The firm will provide positive earnings in its first year with us but more importantly, provides a solid foundation for continued growth in the asset management business side-by-side with AmeriServ Trust and Financial Services Company.  AmeriServ Trust surpassed $1.8 billion in assets in the first quarter of 2007 for the first time and recorded a pre-tax income contribution of 36.4% of revenue.

The Retail Bank continues to rationalize its physical plant with the opening of the new Nanty Glo facility and the announcement of a significant upgrading of the Lovell Park facility.  But perhaps even more important is the bank-wide effort to train staff members in product knowledge and customer service standards. The new AmeriServ tag line --- Here to Serve – AmeriServ is intended as a daily reminder to every one of us that customer service comes first. In the initial stages of the Turnaround we emphasized cost reduction and the results since 2002 have been gratifying, but now the goal is cost rationalization.  This means leveraging expenses to build revenues.  AmeriServ is a revenue-starved company.  It is, therefore, our job to get customers to pay us to do more things for them.  If people use our products our earnings will grow, if our earnings grow, the investor world should note our progress and our stock price should benefit.  We must work harder and we must work smarter to further improve the Company’s performance.

THREE MONTHS ENDED MARCH 31, 2007 VS. THREE MONTHS ENDED MARCH 31, 2006

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006

Net income	$ 428	$ 540
Diluted earnings per share	0.02	0.02
Return on average equity (annualized)	2.05%	2.59%

The Company reported net income of $428,000 or $0.02 per diluted share for the first quarter of 2007.  This compares to net income of $540,000 or $0.02 per diluted share earned in the first quarter of 2006.  The decline in net income in the first quarter of 2007 was due to reduced net interest income as this more than offset the benefits of continued strong asset quality and lower non-interest expenses. After careful analysis, the Company decided to not early adopt Statement of Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Liabilities.”

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the first quarter of 2007 to the first quarter of 2006 (in thousands, except percentages):

	Three months ended March 31, 2007	Three months ended March 31, 2006	Change	% Change
Interest income	$ 12,175	$11,179	$ 996	8.9%
Interest expense	6,220	4,887	1,333	27.3
Net interest income	$ 5,955	$ 6,292	$ (337)	(5.4)

Net interest margin	2.97%	3.20%	(0.23)	N/M

N/M - not meaningful

The Company’s net interest income in the first quarter of 2007 decreased by $337,000 from the prior year’s first quarter due to a 23 basis point drop in the net interest margin to 2.97%.  The decline in both net interest income and net interest margin resulted from the Company’s cost of funds increasing at a faster pace than the earning asset yield.  Deposit customers have demonstrated a preference for higher yielding certificates of deposit and money market accounts due to the inverted yield curve with short-term interest rates exceeding intermediate to longer term rates.  This net interest margin pressure overshadowed solid loan and deposit growth within our community bank.  Average loans in the first quarter of 2007 grew by 8.0% while average deposits increased by 5.3% when compared to the first quarter of 2006.

...COMPONENT CHANGES IN NET INTEREST INCOME… Regarding the separate components of net interest income, the Company's total interest income for the first quarter of 2007 increased by $996,000 when compared to the same 2006 quarter. This increase was due to a 42 basis point increase in the earning asset yield to 6.14% and an $11.8 million increase in the average earning asset base.  Within the earning asset base, the yield on the total loan portfolio increased by 33 basis points to 6.79% and reflects the higher interest rate environment in 2007 which has allowed the Company to book new loans at rates higher than those currently in the portfolio. The yield on the total investment securities portfolio increased by 28 basis points to 4.16% due to the upward repricing of variable rate securities in the higher rate environment and reduced amortization expense on the Company’s lower balance of mortgage-backed securities.

The $11.8 million increase in the volume of average earning assets was due to a $44 million or 8.0% increase in average loans partially offset by a $32.7 million or 13.9% decrease in average investment securities.  This loan growth was driven by increased commercial and commercial real estate loans as a result of successful new business development efforts.  The decline in investment securities was caused by regularly scheduled maturities and ongoing cash flow from mortgage-backed securities.  The Company has elected to utilize this cash from lower yielding investment securities to either fund higher yielding loans or paydown debt given the inverted shape of the yield curve.

The Company's total interest expense for the first quarter of 2007 increased by $1.3 million or 27.3% when compared to the same 2006 quarter.  This increase in interest expense was due to a higher cost of funds and a greater volume of interest bearing liabilities.     The total cost of funds for the first quarter of 2007 did increase by 75 basis points to 3.67 and was driven up by higher short-term interest rates and increased deposits when compared to 2006.  Specifically, total average deposits increased by $37.9 million or 5.3% compared to the first quarter of 2006, while the cost of interest bearing deposits increased by 87 basis points to 3.53%. The increased cost of deposits reflects the higher short-term interest rate environment as well as a customer movement of funds from lower cost savings and demand accounts into higher yielding certificates of deposit. Additionally, there was a $30 million increase in money markets deposits from the trust company’s operations.  The Company has utilized cash from this deposit growth to further paydown borrowings which have decreased by $32.1 million from the first quarter of 2006.  Wholesale borrowings averaged only 2.0% of total assets in the first quarter of 2007 compared to 5.7% of total assets in the first quarter of 2006.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2007 and March 31, 2006 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do not include non-accrual loans, but interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended March 31 (In thousands, except percentages)

		2007			2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 592,956	$ 10,084	6.79%	$ 548,975	$ 8,924	6.46%
Deposits with banks	661	6	3.63	564	1	0.67
Federal funds sold	423	6	5.28	-	-	-
Investment securities – AFS	181,290	1,833	4.04	211,356	2,058	3.89
Investment securities – HTM	20,769	269	5.18	23,373	220	3.77
Total investment securities	202,059	2,102	4.16	234,729	2,278	3.88
Total interest earning assets/interest income	796,099	12,198	6.14	784,268	11,203	5.72
Non-interest earning assets:
Cash and due from banks	17,082			19,230
Premises and equipment	8,735			8,617
Other assets	66,127			69,831
Allowance for loan losses	(8,062)			(9,069)
TOTAL ASSETS	$879,981			$ 872,877

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 58,027	$ 169	1.18%	$ 55,804	$ 103	0.75%
Savings	74,191	140	0.77	86,721	171	0.80
Money markets	188,891	1,832	3.93	175,733	1,259	2.91
Other time	334,093	3,558	4.32	295,951	2,493	3.42
Total interest bearing deposits	655,202	5,699	3.53	614,209	4,026	2.66
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	16,196	220	5.43	48,677	565	4.64
Advances from Federal Home Loan Bank	1,392	21	6.07	983	16	6.54
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	685,875	6,220	3.67	676,954	4,887	2.92
Non-interest bearing liabilities:
Demand deposits	101,900			105,004
Other liabilities	7,703			6,537
Stockholders' equity	84,503			84,382
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$879,981			$ 872,877
Interest rate spread			2.47			2.80
Net interest income/ Net interest margin		5,978	2.97%		6,316	3.20%
Tax-equivalent adjustment		(23)			(24)
Net Interest Income		$ 5,955			$ 6,292

…..PROVISION FOR LOAN LOSSES..... As a result of continued sound asset quality, the Company did not record a provision for loan losses in either the first quarter of 2007 or the first quarter of 2006.  Net charge-offs amounted to $82,000 or 0.06% of total loans in the first quarter of 2007 which represented a decrease from the net charge-offs of $117,000 or 0.09% of total loans in the prior year first quarter.  Non-performing assets totaled $2.7 million or 0.45% of total loans at March 31, 2007.  This compares favorably to non-performing assets of $4.2 million or 0.76% of total loans at March 31, 2006.  The allowance for loan losses provided 296% coverage of non-performing assets at March 31, 2007 compared to 353% coverage at December 31, 2006, and 215% coverage at March 31, 2006.  The allowance for loan losses as a percentage of total loans amounted to 1.33% at March 31, 2007.

.....NON-INTEREST INCOME..... Non-interest income for the first quarter of 2007 totaled $3.2 million; a decrease of only $9,000 from the first quarter 2006 performance.  Factors contributing to this relatively stable level of non-interest income in 2007 included:

* a $63,000 or 3.8% increase in trust fees due to continued successful new business development efforts. Over the past year, the fair market value of trust assets has grown by 9.5% to $1.8 billion at March 31, 2007.

* a $42,000 or 6.7% decrease in service charges on deposit accounts due to fewer overdraft penalty fees.

* a $34,000 decrease in other income as there was no revenue from AmeriServ Associates in the first quarter of 2007 due to the closure of that subsidiary last year.  The Company did benefit from the successful closure of the West Chester Capital Advisors acquisition in early March of 2007.  This new accretive acquisition provided $102,000 of fee revenue in the first quarter of 2007 which is reflected in this line item.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first quarter of 2007 totaled $8.7 million; a $185,000 or 2.1% decrease from the first quarter 2006 performance.  Factors contributing to the lower non-interest expense in 2007 included:

* professional fees decreased $100,000 as a result of lower external audit fees and other professional fees.

* equipment expense declined by $93,000 due to lower depreciation expense and maintenance costs.

* FDIC deposit insurance expense decreased by $51,000 due to the termination of the Memorandum of Understanding that the Company had been operating under in the first quarter of 2006.

Overall, our continuing focus on containing and rationalizing costs has resulted in numerous expense reductions.  Note that this overall decline in non-interest expense occurred even after the inclusion of $78,000 of non-interest expenses from the newly acquired West Chester Capital Advisors.

.....INCOME TAX EXPENSE..... The Company recorded an income tax expense of $87,000 in the first quarter of 2007 which reflects an estimated effective tax rate of approximately 16.9%. The income tax expense recorded in the first quarter 2006 was $136,000 and reflects an estimated effective tax rate of approximately 20.1%. The lower tax expense and lower effective rate reflect the impact of a reduced level of taxable income as the level of tax-free income has been relatively consistent between years.

…..SEGMENT RESULTS.…. Retail banking’s net income contribution was $359,000 in the first quarter of 2007 and was $248,000 higher than the first quarter of 2006.  The 2007 net income performance is better than the 2006 performance due to the positive impact of reduced non-interest expenses in retail banking resulting from a diligent focus on cost control and declines in corporate overhead expense.

The trust segment’s net income contribution in the first quarter of 2007 amounted to $439,000 which was up $4,000 from the prior year period.  Successful new business development and the acquisition of West Chester Capital Advisors caused revenues to increase at a faster pace than expenses in 2007.  The diversification of the revenue-generating divisions within the trust segment is also one of the primary reasons for its successful growth. The specialized union collective funds are expected to continue to be a unique growth niche for the trust company.  The union collective investment funds, namely the ERECT and BUILD Funds, are designed to invest union pension dollars in construction projects that utilize union labor.  The union funds have attracted several international labor unions as investors as well as many local unions from a number of states.  The value of assets in these union funds totaled $404 million at March 31, 2007.

The commercial lending segment increased its profitability in the first quarter of 2007 by generating net income of $630,000 compared to $451,000 of net income earned in the first quarter of 2006.  The improved performance was caused by increased revenue resulting from the greater level of commercial loans outstanding and the continued strong asset quality.

The investment/parent segment reported a net loss of $1.0 million in the first quarter of 2007 which was greater than the net loss of $457,000 realized in the first quarter of 2006 despite a reduction in the level of investment securities.  The lower level of net interest income in this segment reflects the negative impact of the inverted yield curve with short term interest rates exceeding intermediate to longer term rates.

.....BALANCE SHEET.....The Company's total consolidated assets were $892 million at March 31, 2007, which was comparable with the $896 million level at December 31, 2006. The Company’s loans totaled $604 million at March 31, 2007, an increase of $14.4 million or 2.4% from year-end due to commercial and commercial real estate loan growth in the first quarter of 2007. Investment securities declined by $16.8 million so far in 2007 as investment portfolio cash flow continued to be used to either pay down borrowings or fund loan growth.  Goodwill increased by $4.0 million to $13.5 million as a result of the West Chester Capital Advisors acquisition.

The Company’s deposits totaled $769 million at March 31, 2007, which was $27 million or 3.7% higher than December 31, 2006.  The deposit increase was due to increased certificates of deposit as customers have opted for this product given higher short-term interest rates and increased money market deposits from the Trust Company’s operations.  Total borrowed funds decreased by $35 million due to the deposit growth and the previously discussed strategy to reduce the Company’s borrowed funds with investment securities cash flow if this cash is not first needed to fund loans.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at March 31, 2007 of 10.23%.  The Company’s book value per share at March 31, 2007 was $3.87.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2007	2006	2006
Total loan delinquency (past
due 30 to 89 days)	$ 4,324	$2,991	$ 3,169
Total non-accrual loans	2,696	2,286	4,158
Total non-performing assets*	2,706	2,292	4,193
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.72%	0.51%	0.58%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	0.45	0.39	0.76
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.45	0.39	0.76

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned.

Non-performing assets have remained in a range of $2.3 to $4.6 million for the past eight quarters and ended the first quarter of 2007 at $2.7 million or 0.45% of total loans.  Loan delinquency levels have remained below 1.0% for all periods presented and reflect the improved loan portfolio quality.  While we are pleased with our asset quality, we continue to closely monitor the portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio.  As of March 31, 2007, the 25 largest credits represented 31.5% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2007	2006	2006
Allowance for loan losses	$8,010	$8,092	$9,026
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.33%	1.37%	1.65%
total delinquent loans
(past due 30 to 89 days)	185.25	270.54	284.82
total non-accrual loans	297.11	353.98	217.08
total non-performing assets	296.01	353.05	215.26

The allowance for loan losses provided 296% coverage of non-performing assets at March 31, 2007 compared to 353% coverage at December 31, 2006, and 215% coverage at March 31, 2006.  The allowance for loan losses to total loans ratio decreased to 1.33% since the prior year first quarter due to a drop in the size of the loan loss reserve combined with an increase in the level of total loans outstanding.

.....LIQUIDITY...... The Bank’s liquidity position has been sufficient during the last several years when the Bank was undergoing a turnaround and return to traditional community banking.  Our core deposit base has first remained stable and then grown throughout this period and has been adequate to fund the Bank’s operations.  Cash flow from prepayments and amortization of securities that was used to reduce Federal Home Loan Bank borrowings has not adversely affected the Bank’s liquidity.  We expect that liquidity will continue to be adequate as we transform the balance sheet to one that is more loan dependent.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $4.4 million from December 31, 2006, to March 31, 2007, due to $10.9 million of cash used in financing activities.  This was partially offset by $5.2 million of cash provided by operating activities and $1.3 million of cash provided by investing activities.  Within investing activities, cash provided by investment security maturities exceeded limited purchases of new investment securities by $17.5 million.  Cash advanced for new loan fundings and purchases totaled $54.4 million and was $13.0 million greater than the $41.4 million of cash received from loan principal payments and sales.  Within financing activities, the Company experienced a net $24.2 million growth in deposits with these funds used to fund the previously mentioned loan growth.  The Company also used the net cash provided from investment securities activities to paydown borrowings as the Company has consciously reduced its interest rate risk position by eliminating debt.

The Company used $254,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first three months of 2007.  The parent company had $3.4 million of cash at March 31, 2007.

Dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position also provide ongoing cash to the parent.  Longer term, however, the reinstatement of any common dividend or treasury stock repurchase program is dependent upon the subsidiary bank maintaining and improving profitability so that it can resume upstreaming dividends to the Parent Company under applicable law.  The subsidiary bank must first recoup $6.3 million in net losses that it incurred over the past two years before it can consider resuming dividend upstreams or wait until the first quarter of 2008 when these losses are no longer factored into the regulatory dividend upstream calculation.

.....CAPITAL RESOURCES..... The Company continues to be considered well capitalized as the asset leverage ratio was 10.23% and the Tier 1 capital ratio was 13.48% at March 31, 2007 compared to 10.36% and 15.67% at March 31, 2006.  The moderate decline in the capital ratios between years was caused by the $4.0 million of intangible assets created from the West Chester Capital Advisors acquisition.  Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios.  At March 31, 2007, accumulated other comprehensive loss amounted to $5.9 million.  We anticipate that we will build our capital ratios during the remainder of 2007 through the retention of earnings and limited change in the overall size of the balance sheet.

.....INTEREST RATE SENSITIVITY..... The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity.  The interest rate scenarios in the table compare the Company’s base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate changes of 100 and 200 basis points.  Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s existing balance sheet that was developed under the flat interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	(4.6)%	5.5%
100bp increase	(1.2)	3.9
100bp decrease	1.9	(9.0)
200bp decrease	(0.1)	(27.4)

The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.   The customer movement of deposits to shorter maturity terms has made the Company’s balance sheet more liability sensitive suggesting that earnings would benefit more from declining rather than rising short term interest rates.

.....OFF BALANCE SHEET ARRANGEMENTS….. The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $124.4 million and standby letters of credit of $7.8 million as of March 31, 2007.

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

Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $5.9 million, or 74%, of the total allowance for credit losses at March 31, 2007 has been allotted to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors.  To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of March 31, 2007, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.  A decline in value that is to be considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operation.  At March 31, 2007, 100% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by Government agencies, U.S. Treasury or Government sponsored agencies.  The Company believes the price movements in these securities are dependent upon the movement in market interest rates.  The Company’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

.....FORWARD LOOKING STATEMENT.....

THE STRATEGIC FOCUS:

During the three-year life of the MOU, the focus of the company was on satisfying the regulatory criticisms and improving the quality of the balance sheet. But now the emphasis has changed. The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and our growing Trust Company. Our new focus encompasses the following:

• Customer Service - it is the existing and prospective customer that AmeriServ must now satisfy. This means good products and fair prices. But it also means quick response time and professional competence.  It means speedy problem resolution and a minimizing of bureaucratic frustrations.  AmeriServ is training and motivating its staff to meet these standards.

• Revenue Growth - the competitors of AmeriServ have been able to strengthen their position while AmeriServ concentrated on the provisions of the MOU. However, it is now necessary for AmeriServ to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas. This challenge will be met by seeking to exceed customer expectations in every area. An examination of the peer bank database provides ample proof that a well executed community banking business model can generate a reliable and rewarding revenue stream.

• Expense Rationalization - a quick review of recent AmeriServ financial statements tells the story of a continuing process of expense rationalization.  This has not been a program of broad based cuts but has been targeted so AmeriServ stays strong but spends less. However, this initiative takes on new importance because it is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

Each of the preceding charges has become the focus at AmeriServ, particularly in the three major customer service, revenue generating areas.

1.

THE RETAIL BANK — this business unit has emerged from the past difficulties strong and eager to grow. It has new powers in that it now includes Consumer Lending and Residential Mortgages. But more importantly, it has a solid array of banking services, and a broad distribution of community offices in its primary market. This business unit will provide a solid foundation for the company as it presents its new, positive face to the community.

2.

COMMERCIAL LENDING — this business unit is already in a growth mode. It has totally revised procedures and has recruited an experienced professional staff. But it also has the skills and energy to provide financial advice and counsel. The challenge is to shorten response time, to eliminate bureaucracy and to always understand the needs of the customer. This business unit has already proven its value, while now only in the earliest stages of working to maximize its potential.

3.

TRUST COMPANY — the Trust Company has already proven its ability to grow its assets under management along with its fees. It has restructured itself into a true 21st Century business model which has improved its marketplace focus. It has a positive investment performance record which enables it to excel in traditional trust functions such as wealth management. But also, it has shown creativity in building a position of substance in the vast world of union managed pension funds. Resources will continue to be channeled to the Trust Company so that this kind of creativity can continue to lead to new opportunities.

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

.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2007, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic filings under the Exchange Act.

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

Item 1A.   Risk Factors

   There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

AmeriServ Financial, Inc.
Registrant

Date: May 3, 2007	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: May 3, 2007	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

May 2, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and its consolidated subsidiaries as of March 31, 2007; the related consolidated statements of operations for the three-month period ended March 31, 2007; and the consolidated statement of cash flows for the three-month period ended March 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements.

/s/S.R. Snodgrass, A.C.

Wexford, PA

May 2, 2007

Exhibit 15.1

May 3, 2007

AmeriServ Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the period ended March 31, 2007, as indicated in our report dated May 2, 2007; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference in the following Registration Statements:

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

Sincerely,

/s/S.R. Snodgrass, A.C.

Exhibit 31.1

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

PURSUANT TO RULES 13a-14 AND 15d-14 OF THE SECURITIES EXCHANGE ACT OF

1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: May 4, 2007	/s/Allan R. Dennison
Allan R. Dennison
President & CEO

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

PURSUANT TO RULES 13a-14 AND 15d-14 OF THE SECURITIES EXCHANGE ACT OF

1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: May 4, 2007	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

May 4, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

May 4, 2007