Form 10-Q
period 2007-06-30
AMERISERV FINANCIAL INC /PA/
filed 2007-08-03
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                June 30, 2007

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

               Class

        Outstanding at August 1, 2007

Common Stock, par value $2.50

             22,175,309

per share

AmeriServ Financial, Inc.

                                                                                         AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$ 22,473	$ 23,491
Interest bearing deposits	199	413
Total cash and due from depository institutions	22,672	23,904
Investment securities:
Available for sale	153,855	181,498
Held to maturity (market value $20,305 on June 30, 2007 and $20,460 on December 31, 2006)	20,653	20,657
Loans held for sale	1,763	358
Loans	603,394	589,591
Less: Unearned income	518	514
Allowance for loan losses	7,911	8,092
Net loans	594,965	580,985
Premises and equipment, net	8,670	8,562
Accrued income receivable	4,150	4,165
Goodwill	13,498	9,544
Core deposit intangibles	1,405	1,838
Bank owned life insurance	32,779	32,256
Net deferred tax asset	15,509	15,837
Other assets	6,241	16,388
TOTAL ASSETS	$ 876,160	$ 895,992

LIABILITIES
Non-interest bearing deposits	$ 102,243	$ 107,559
Interest bearing deposits	660,659	634,196
Total deposits	762,902	741,755

Short-term borrowings	334	49,091
Advances from Federal Home Loan Bank	3,924	946
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	17,343	63,122
Other liabilities	9,689	6,431
TOTAL LIABILITIES	789,934	811,308

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,258,154 shares issued and 22,167,235 outstanding on June 30, 2007; 26,247,013 shares issued and 22,156,094 outstanding on December 31, 2006	65,645	65,618
Treasury stock at cost, 4,090,919 shares for both periods presented	(65,824)	(65,824)
Capital surplus	78,773	78,739
Retained earnings	13,804	12,568
Accumulated other comprehensive loss, net	(6,172)	(6,417)
TOTAL STOCKHOLDERS' EQUITY	86,226	84,684
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 876,160	$ 895,992

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 10,303	$ 9,155	$ 20,364	$ 18,055
Deposits with banks	6	8	12	9
Federal funds sold	84	-	90	-
Investment securities:
Available for sale	1,648	1,959	3,481	4,017
Held to maturity	267	292	536	512
Total Interest Income	12,308	11,414	24,483	22,593

INTEREST EXPENSE
Deposits	5,931	4,563	11,630	8,589
Other short-term borrowings	32	364	252	929
Advances from Federal Home Loan Bank	52	16	73	32
Guaranteed junior subordinated deferrable interest debentures	280	280	560	560
Total Interest Expense	6,295	5,223	12,515	10,110

NET INTEREST INCOME	6,013	6,191	11,968	12,483
Provision for loan losses	____-	_(50)	____-	__(50)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,013	6,241	11,968	12,533

NON-INTEREST INCOME
Trust fees	1,689	1,671	3,393	3,312
Net realized gains on loans held for sale	79	20	104	43
Service charges on deposit accounts	636	651	1,221	1,278
Investment advisory fees	329	-	431	-
Bank owned life insurance	265	260	523	516
Other income	594	666	1,153	1,361
Total Non-Interest Income	3,592	3,268	6,825	6,510

NON-INTEREST EXPENSE
Salaries and employee benefits	4,930	4,612	9,815	9,427
Net occupancy expense	615	591	1,279	1,246
Equipment expense	564	631	1,110	1,270
Professional fees	818	859	1,513	1,654
Supplies, postage and freight	303	290	581	596
Miscellaneous taxes and insurance	359	407	723	821
FDIC deposit insurance expense	22	74	44	147
Amortization of core deposit intangibles	216	216	432	432
Other expense	695	1,097	1,698	2,042
Total Non-Interest Expense	8,522	8,777	17,195	17,635

PRETAX INCOME	1,083	732	1,598	1,408
Income tax expense	275	164	362	300
NET INCOME	$ 808	$ 568	$ 1,236	$ 1,108

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.04	$ 0.03	$ 0.06	$ 0.05
Average shares outstanding	22,164	22,143	22,162	22,131
Diluted:
Net income	$ 0.04	$ 0.03	$ 0.06	$ 0.05
Average shares outstanding	22,171	22,153	22,168	22,139
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
OPERATING ACTIVITIES
Net income	$ 1,236	$ 1,108
Adjustments to reconcile income to net cash
provided by (used in) operating activities:
Provision for loan loss	-	(50)
Depreciation expense	790	924
Amortization expense of core deposit intangibles	433	432
Net amortization of investment securities	203	338
Net realized gains on loans held for sale	(104)	(43)
Amortization of deferred loan fees	(256)	(215)
Origination of mortgage loans held for sale	(11,579)	(5,227)
Sales of mortgage loans held for sale	10,174	4,801
Decrease (increase) in accrued income receivable	15	(58)
Decrease in accrued expense payable	665	210
Net decrease (increase) in other assets	19,474	(2,357)
Net increase in other liabilities	3,100	789
Net cash provided by operating activities	24,151	652

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments - available for sale	(9,316)	(4,400)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	36,454	14,553
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	502	8,877
Long-term loans originated	(100,196)	(82,335)
Principal collected on long-term loans	101,628	61,255
Loans purchased or participated	(19,191)	(2,506)
Loans sold or participated	4,500	900
Net increase in other short-term loans	(362)	(131)
Purchases of premises and equipment	(898)	(329)
Acquisition of West Chester Capital Advisors	(2,200)	-
Net cash provided by (used in) investing activities	10,921	(4,116)

FINANCING ACTIVITIES
Net increase in deposit accounts	9,922	28,324
Net decrease in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(48,757)	(21,120)
Net principal borrowings (repayments) of advances from Federal Home Loan Bank	2,978	(20)
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(508)	(508)
Proceeds from dividend reinvestment, stock purchase plan, and stock options exercised	61	160
Net cash (used in) provided by financing activities	(36,304)	6,836

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,232)	3,372
CASH AND CASH EQUIVALENTS AT JANUARY 1	23,904	20,961
CASH AND CASH EQUIVALENTS AT JUNE 30	$ 22,672	$24,333

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), AmeriServ Associates, Inc., (AmeriServ Associates) and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 21 locations in Pennsylvania.  On March 7, 2007, the Company completed the acquisition of West Chester Capital Advisors (WCCA).  WCCA is a registered investment advisor with expertise in large cap stocks and currently has $210 million in assets under management.  WCCA is a subsidiary of the Bank.  The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.9 billion.  The Trust Company also offers the ERECT and BUILD Funds which are collective investment funds for trade union controlled pension fund assets.  AmeriServ Associates previously provided investment portfolio and asset/liability management services to small and mid-sized financial institutions.  As of June 30, 2006, the Company closed this subsidiary since it no longer fit the Company’s strategic direction.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.   The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

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

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options to purchase 216,107 and 283,907 shares of common stock were outstanding as of June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(In thousands, except per share data)
Numerator:
Net Income	$ 808	$ 568	$ 1,236	$ 1,108

Denominator:
Weighted average common shares
outstanding (basic)	22,164	22,143	22,162	22,131
Effect of stock options	7	10	6	8
Weighted average common shares
outstanding (diluted)	22,171	22,153	22,168	22,139

Earnings per share:
Basic	$0.04	$0.03	$0.06	$0.05
Diluted	0.04	0.03	0.06	0.05

5.

Comprehensive Income (Loss)

For the Company, comprehensive income (loss) includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for defined benefit plan.  The changes in other comprehensive income (loss) are reported net of income taxes, as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net income	$ 808	$ 568	$ 1,236	$ 1,108

Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	86	-	178	-
Income tax effect	(27)	-	(60)	-
Unrealized security gains (losses) on available for sale securities arising during period	367	(1,086)	193	(2,290)
Income tax effect	(125)	369	(66)	779
Other comprehensive income (loss), net of tax:	301	(717)	245	(1,511)

Comprehensive income (loss)	$ 1,109	$ (149)	$ 1,481	$ (403)

6.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.  For the Parent Company, cash and cash equivalents also include short-term investments.  The Company made $38,000 in income tax payments in the first six months of 2007 as compared to $4,000 for the first six months of 2006.  Total interest expense paid amounted to $11,850,000 in 2007's first six months compared to $9,900,000 in the same 2006 period.

7.

Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

June 30, 2007		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 6,009	$ -	$ (136)	$ 5,873
U.S. Agency	38,008	3	(1,019)	36,992
U.S. Agency mortgage- backed securities	107,381	6	(3,593)	103,794
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	4,367	-	-	4,367
Other securities	2,820	9	-	2,829
Total	$158,585	$ 18	$ (4,748)	$ 153,855

Investment securities held to maturity (HTM):

June 30, 2007		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,187	$ -	$ (71)	$ 3,116
U.S. Agency	3,472	-	(79)	3,393
U.S. Agency mortgage-
backed securities	6,644	-	(198)	6,446
Other securities	7,350	-	-	7,350
Total	$ 20,653	$ -	$ (348)	$ 20,305

Investment securities available for sale (AFS):

December 31, 2006		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 6,011	$ -	$ (164)	$ 5,847
U.S. Agency	57,636	7	(1,021)	56,622
U.S. Agency mortgage-
backed securities	113,460	22	(3,800)	109,682
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	5,355	-	-	5,355
Other securities	3,962	30	-	3,992
Total	$ 186,424	$ 59	$ (4,985)	$ 181,498

Investment securities held to maturity (HTM):

December 31, 2006		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,220	$ -	$ (69)	$ 3,151
U.S. Agency	3,471	-	(75)	3,396
U.S. Agency mortgage-
backed securities	7,216	-	(53)	7,163
Other securities	6,750	-	-	6,750
Total	$ 20,657	$ -	$ (197)	$ 20,460

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  94.3% and 94.8% of the portfolio was rated "AAA" at June 30, 2007 and December 31, 2006, respectively.  Less than 1% of the portfolio was rated below “A” or unrated at June 30, 2007 and December 31, 2006.   At June 30, 2007, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.7 years.

There are 56 positions that are considered temporarily impaired at June 30, 2007.  The following tables present information concerning investments with unrealized losses as of June 30, 2007 and December 31, 2006 (in thousands):

Investment securities available for sale:

June 30, 2007	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 997	$ (2)	$ 4,876	$ (134)	$ 5,873	$ (136)
U.S. Agency	2,689	(2)	30,257	(1,017)	32,946	(1,019)
U.S. Agency mortgage-
backed securities	7,693	(43)	95,185	(3,550)	102,878	(3,593)
Total	$ 11,379	$ (47)	$130,318	$(4,701)	$141,697	$(4,748)

Investment securities held to maturity:

June 30, 2007	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$3,116	$ (71)	$ 3,116	$ (71)
U.S. Agency	-	-	3,393	(79)	3,393	(79)
U.S. Agency mortgage-
backed securities	2,691	(80)	3,755	(118)	6,446	(198)
Total	$ 2,691	$ (80)	$10,264	$ (268)	$12,955	$ (348)

Investment securities available for sale:

December 31, 2006	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 996	$ (2)	$ 4,851	$ (162)	$ 5,847	$ (164)
U.S. Agency	-	-	49,554	(1,021)	49,554	(1,021)
U.S. Agency mortgage-
backed securities	1,948	(5)	105,151	(3,795)	107,099	(3,800)
Total	$ 2,944	$ (7)	$159,556	$(4,978)	$162,500	$(4,985)

Investment securities held to maturity:

December 31, 2006	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$3,151	$ (69)	$ 3,151	$ (69)
U.S. Agency	-	-	3,396	(75)	3,396	(75)
U.S. Agency mortgage-
backed securities	3,005	(17)	4,158	(36)	7,163	(53)
Total	$ 3,005	$ (17)	$10,705	$ (180)	$13,710	$ (197)

For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  The Company reviews its position quarterly and asserts that at June 30, 2007, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Commercial	$ 112,689	$ 91,746
Commercial loans secured by real estate	263,442	269,781
Real estate – mortgage	211,665	209,728
Consumer	15,598	18,336
Total loans	603,394	589,591
Less: Unearned income	518	514
Loans, net of unearned income	$ 602,876	$ 589,077

Real estate-construction loans comprised 5.0%, and 4.4% of total loans, net of unearned income, at June 30, 2007 and December 31, 2006, respectively.  The Company has no direct credit exposure to foreign countries or sub-prime mortgage loans.

9.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Balance at beginning of period	$8,010	$9,026	$8,092	$9,143
Charge-offs:
Commercial	(50)	(106)	(59)	(124)
Commercial loans secured by real estate	(12)	(1)	(12)	(2)
Real estate-mortgage	(53)	(25)	(63)	(58)
Consumer	(46)	(51)	(170)	(182)
Total charge-offs	(161)	(183)	(304)	(366)
Recoveries:
Commercial	24	31	37	51
Commercial loans secured by real estate	14	-	27	10
Real estate-mortgage	1	13	10	17
Consumer	23	37	49	69
Total recoveries	62	81	123	147

Net charge-offs	(99)	(102)	(181)	(219)
Provision for loan losses	-	(50)	-	(50)
Balance at end of period	$ 7,911	$8,874	$ 7,911	$8,874

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.07%	0.07%	0.06%	0.08%
Annualized provision for loan losses	-	(0.04)	-	(0.02)
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.31	1.55	1.31	1.55
Total classified loans	$12,644	$17,663	$12,644	$17,663

10.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	June 30, 2007	December 31, 2006
Non-accrual loans
Commercial	$ 1,271	$ 494
Commercial loans secured by real estate	191	195
Real estate-mortgage	1,176	1,050
Consumer	187	547
Total	2,825	2,286

Past due 90 days or more and still accruing
Consumer	-	3
Total	-	3

Other real estate owned
Real estate-mortgage	-	3
Total	-	3

Total non-performing assets	$ 2,825	$ 2,292
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.47%	0.39%
Total restructured loans	$ 1,271	$ 1,302

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income due in accordance
with original terms	$ 48	$ 59	$ 81	$ 130
Interest income recorded	-	-	(18)	-
Net reduction in interest income	$ 48	$ 59	$ 63	$ 130

11.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at June 30, 2007, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 334	5.38%

Advances	2009	3,000	4.87
	2010 and after	924	6.45
		3,924	5.24

Total FHLB borrowings		$ 4,258	5.25%

The rate on Open Repo Plus advances can change daily, while the rate on the advances is fixed until the maturity of the advance.

12.

Regulatory Matters

The Company announced on February 21, 2006 that the Federal Reserve Bank of Philadelphia and Pennsylvania Department of Banking terminated the Memorandum of Understanding (MOU) that the Company had been operating under since February 28, 2003. The MOU was enacted to address the Company’s prior deficiencies in asset quality, credit administration, and other matters.  The Company’s successful actions to improve asset quality, strengthen capital, reduce interest rate risk, and enhance administrative procedures, were the key factors that led to the termination of this regulatory enforcement action. The termination of the MOU resulted in lower insurance and regulatory costs and it will reduce the administrative burdens so the Company can focus on the development of new business within the context of a community bank based strategic plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of June 30, 2007, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	Actual			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 97,628	15.04%	$ 51,925	8.00%	$ 64,907	10.00%
Bank	89,032	13.86	51,380	8.00	64,225	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	89,513	13.79	25,963	4.00	38,944	6.00
Bank	81,001	12.61	25,690	4.00	38,535	6.00

Tier 1 Capital (to Average Assets)
Consolidated	89,513	10.36	34,565	4.00	43,206	5.00
Bank	81,001	9.49	34,158	4.00	42,697	5.00

13.

Segment Results

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures.  The Company's major business units include retail banking, commercial lending, trust, and investment/parent. The reported results reflect the underlying economics of the business segments.  Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services.  The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment.  The key performance measure the Company focuses on for each business segment is net income contribution.

Retail banking includes the deposit-gathering branch franchise, lending to both individuals and small businesses, and financial services.  Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans.  Financial services include the sale of mutual funds, annuities, and insurance products.  Commercial lending includes commercial loans, commercial real-estate loans, and commercial leasing.

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

The contribution of the major business segments to the consolidated results of operations for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2007		June 30, 2007		June 30, 2007
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,014	$ 406	$ 11,978	$ 765	$ 328,887
Commercial lending	2,401	866	4,574	1,496	370,004
Trust	2,065	452	3,910	891	2,761
Investment/Parent	(875)	(916)	(1,669)	(1,916)	174,508
Total	$ 9,605	$ 808	$ 18,793	$ 1,236	$ 876,160

	Three months ended		Six months ended
	June 30, 2006		June 30, 2006		June 30, 2006
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,122	$ 223	$ 12,240	$ 334	$ 356,653
Commercial lending	1,976	626	3,758	1,077	317,730
Trust	1,749	449	3,476	884	2,995
Investment/Parent	(388)	(730)	(481)	(1,187)	210,230
Total	$ 9,459	$ 568	$ 18,993	$ 1,108	$ 887,608

14.

Commitments and Contingent Liabilities

The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $117.5 million and standby letters of credit of $8.2 million as of June 30, 2007.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$ 230	$ 221	$ 464	$ 441
Interest cost	218	204	440	408
Expected return on plan assets	(284)	(252)	(573)	(504)
Amortization of prior year service cost	1	1	2	2
Amortization of transition asset	(5)	(4)	(9)	(9)
Recognized net actuarial loss	90	100	185	199
Net periodic pension cost	$ 250	$ 270	$ 509	$ 537

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2007 SECOND QUARTER SUMMARY OVERVIEW… In the second quarter of 2007 performance in the essential areas of community banking at AmeriServ continued to improve.  For example:

•

Loans Outstanding increased by $1 million on top of the $14 million recorded in the first quarter.

•

Deposits remained strong and are now $21 million higher than at year end 2006.

•

Expenses declined by $151,000 from the first quarter level.

•

Net Interest Margin moved back over three percent after two quarters below three percent.

•

Loan quality remained strong with reserve coverage of Non-Performing Loans at 280%.

It is important that as the quarters continue that we always keep these areas of emphasis in focus.  Specifically in the second quarter of 2007 AmeriServ reported net income totaling $808,000 or $0.04 per share.  This performance represented a meaningful increase from the $428,000 net income reported in the previous quarter and the $568,000 reported in the second quarter of 2006.  It should be mentioned that in addition to the progress already noted in the areas of emphasis that AmeriServ also benefited from a net favorable expense reduction of approximately $300,000 in the second quarter of 2007 that resulted from a combination of several items.  These included a recovery on a previous mortgage loan securitization that more than offset the cost associated with an early retirement program that will reduce seven full-time equivalent employees and certain costs associated with the conversion to a new ATM network provider.

Commercial loan activity has been strong, surpassing previous projections.  However, there have been substantial loan pay offs during the period as the projects being financed have been completed.  This normal cycle requires the Commercial Lending staff to be out in the marketplace constantly to replenish the new loan pipeline.

The acquisition of West Chester Capital Advisors was completed late in the first quarter of 2007.  This new business unit operated on a profitable basis in the second quarter as expected.  The challenge now is to provide the necessary marketing support since the required investment expertise and technology infrastructure is very capable of supporting a higher level of assets under management.

AmeriServ also noted increased activity in the residential mortgage area.  It is our premise that this is an important strength for a community bank.  Therefore we have brought in a team of professionals in that arena.  AmeriServ has set out to be a reliable and professional resource for home buyers whether they are new to the area or here for generations.

Perhaps the brightest spot in the AmeriServ second quarter was the two year extension of the collective bargaining agreement with the United Steelworkers Union.  We believe this is further evidence that there is a company wide focus on improving the performance of AmeriServ in the marketplace.  AmeriServ employees have heard the message and this significant act of support was indeed welcome.  This labor agreement provides the foundation on which to continue to build meaningful improvements in customer service.

  We believe in community banking and our focus will continue on the fundamentals of community banking – loans, deposits, fee income and managing expenses.  There will be no “bet the bank” strategies, there will be no relaxation of banking standards but there will be a relentless effort to make customer service excellence more than a mere slogan.  It remains our firm belief that this is the right course and that staying on course will continue to improve the financial performance of AmeriServ to levels closer to our peer group.

THREE MONTHS ENDED JUNE 30, 2007 VS. THREE MONTHS ENDED JUNE 30, 2006

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	June 30, 2007	June 30, 2006

Net income	$ 808	$ 568
Diluted earnings per share	0.04	0.03
Return on average equity (annualized)	3.79%	2.71%

The Company reported net income of $808,000 or $0.04 per diluted share for the second quarter of 2007.  This represents an increase of $240,000 or 42.3% over the second quarter 2006 net income of $568,000 or $0.03 per diluted share.  The increase in net income in the second quarter of 2007 was due to a combination of increased revenues and reduced non-interest expenses when compared to the second quarter of 2006.  The increase in revenue was driven by the full quarter benefit of the West Chester Capital Advisors acquisition which was completed in March of 2007.

.....NET INTEREST INCOME AND MARGIN..... The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the second quarter of 2007 to the second quarter of 2006 (in thousands, except percentages):

	Three months ended June 30, 2007	Three months ended June 30, 2006	Change	% Change
Interest income	$ 12,308	$11,414	$ 894	7.8%
Interest expense	6,295	5,223	1,072	20.5
Net interest income	$ 6,013	$ 6,191	$ (178)	(2.9)

Net interest margin	3.01%	3.16%	(0.15)	N/M

N/M - not meaningful

The Company’s net interest income in the second quarter of 2007 decreased by $178,000 from the prior year’s second quarter due to a 15 basis point drop in the net interest margin to 3.01%.  The decline in both net interest income and net interest margin resulted from the Company’s cost of funds increasing at a faster pace than the earning asset yield.  Deposit customers have demonstrated a preference for higher yielding certificates of deposit and money market accounts due to the inverted/flat yield curve with short-term interest rates exceeding intermediate to longer term rates.  This net interest margin pressure overshadowed solid loan and deposit growth within our community bank.  Average loans in the second quarter of 2007 grew by 8.3% while average deposits increased by 4.2% when compared to the second quarter of 2006.

.....COMPONENT CHANGES IN NET INTEREST INCOME..… Regarding the separate components of net interest income, the Company's total interest income for the second quarter of 2007 increased by $894,000 when compared to the same 2006 quarter. This increase was due to a 37 basis point increase in the earning asset yield to 6.21% and a $10.8 million increase in the average earning asset base.  Within the earning asset base, the yield on the total loan portfolio increased by 26 basis points to 6.81% and reflects the higher interest rate environment in 2007 which has allowed the Company to book new loans at rates higher than those currently in the portfolio. The yield on the total investment securities portfolio increased by 17 basis points to 4.18% as the Company has generally elected to not replace maturing lower yielding securities.

The $10.8 million increase in the volume of average earning assets was due to a $45.9 million or 8.3% increase in average loans partially offset by a $41.5 million or 18.5% decrease in average investment securities.  This loan growth was driven by increased commercial and commercial real estate loans as a result of successful new business development efforts.  The decline in investment securities was caused by regularly scheduled maturities and ongoing cash flow from mortgage-backed securities.  The Company has elected to utilize this cash from lower yielding investment securities to either fund higher yielding loans or invest it in overnight federal funds sold given the inverted/flat shape of the yield curve.

The Company's total interest expense for the second quarter of 2007 increased by $1.1 million or 20.5% when compared to the same 2006 quarter.  This increase in interest expense was due to a higher cost of funds and a greater volume of interest bearing liabilities.  The total cost of funds for the second quarter of 2007 did increase by 59 basis points to 3.72% and was driven up by higher short-term interest rates and increased deposits when compared to 2006.  Specifically, total average deposits increased by $30.9 million or 4.2% compared to the second quarter of 2006, while the cost of interest bearing deposits increased by 69 basis points to 3.61%. The increased cost of deposits reflects the higher short-term interest rate environment as well as a customer movement of funds from lower cost savings and demand accounts into higher yielding certificates of deposit. Additionally, there was a $26 million increase in money markets deposits from the trust company’s operations due to increased liquidity within the Build and Erect Funds.  The Company has utilized cash from this deposit growth to further paydown borrowings which have decreased by $23.2 million from the second quarter of 2006.  Wholesale borrowings now represent an insignificant portion of the Company’s balance sheet as they averaged only 0.7% of total assets in the second quarter of 2007.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2007 and June 30, 2006 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do not include non-accrual loans, but interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended June 30 (In thousands, except percentages)

		2007			2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 599,395	$ 10,325	6.81%	$ 553,476	$ 9,178	6.55%
Deposits with banks	666	6	3.55	645	8	4.93
Federal funds sold	6,355	84	5.20	-	-	-
Investment securities – AFS	162,469	1,648	4.06	199,279	1,959	3.93
Investment securities – HTM	20,824	267	5.13	25,533	292	4.57
Total investment securities	183,293	1,915	4.18	224,812	2,251	4.01
Total interest earning assets/interest income	789,709	12,330	6.21	778,933	11,437	5.84
Non-interest earning assets:
Cash and due from banks	17,445			18,549
Premises and equipment	8,822			8,307
Other assets	71,021			69,191
Allowance for loan losses	(7,971)			(8,957)
TOTAL ASSETS	$879,026			$ 866,023

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 56,250	$ 171	1.21%	$ 57,630	$ 149	1.04%
Savings	73,640	139	0.76	85,886	168	0.78
Money markets	183,911	1,818	3.96	169,819	1,368	3.23
Other time	345,285	3,803	4.42	313,381	2,878	3.68
Total interest bearing deposits	659,086	5,931	3.61	626,716	4,563	2.92
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	2,367	32	5.29	28,570	364	5.05
Advances from Federal Home Loan Bank	3,930	52	5.30	972	16	6.46
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	678,468	6,295	3.72	669,343	5,223	3.13
Non-interest bearing liabilities:
Demand deposits	105,055			106,512
Other liabilities	9,956			6,156
Stockholders' equity	85,547			84,012
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$879,026			$ 866,023
Interest rate spread			2.49			2.72
Net interest income/ Net interest margin		6,035	3.01%		6,214	3.16%
Tax-equivalent adjustment		(22)			(23)
Net Interest Income		$ 6,013			$ 6,191

…..PROVISION FOR LOAN LOSSES..... As a result of continued sound asset quality, the Company did not record a provision for loan losses in the second quarter of 2007.  This compares to a negative loan loss provision of $50,000 for the second quarter of 2006.  Net charge-offs amounted to $99,000 or 0.07% of total loans in the second quarter of 2007 which represented a modest decrease from the net charge-offs of $102,000 or 0.07% of total loans in the prior year second quarter.  Non-performing assets totaled $2.8 million or 0.47% of total loans at June 30, 2007.  This compares favorably to non-performing assets of $4.6 million or 0.77% of total loans at June 30, 2006, but represents a small increase from December 31, 2006.  The allowance for loan losses provided 280% coverage of non-performing assets at June 30, 2007 compared to 353% coverage at December 31, 2006, and 192% coverage at June 30, 2006.  Note also that the Company has no exposure to sub-prime mortgage loans.

.....NON-INTEREST INCOME..... Non-interest income for the second quarter of 2007 totaled $3.6 million; an increase of $324,000 from the second quarter 2006 performance.  Factors contributing to this increased level of non-interest income in 2007 included:

* a $329,000 increase in investment advisory fees resulting from the March 2007 acquisition of

 West Chester Capital Advisors.

* a $59,000 increase in gains on loans held for sale due to increased residential mortgage loan sales into the secondary market in 2007.

* a $72,000 decrease in other income due to fewer gains realized on the disposition of leased loan equipment.

.....NON-INTEREST EXPENSE..... Non-interest expense for the second quarter of 2007 totaled $8.5 million; a $255,000 or 2.9% decrease from the second quarter 2006 performance.  Factors contributing to the lower non-interest expense in 2007 included:

*  salaries and employee benefits increased by $318,000 due to a $90,000 curtailment charge for an early retirement program and $179,000 of personnel costs related to the West Chester Capital Advisors acquisition.  Note that the Company expects a reduction of seven full-time equivalent employees from the early retirement program.

* other expense declined by $402,000 due to a recovery on a previous mortgage loan securitization that more than offset certain costs associated with the conversion to a new ATM network provider.

* equipment expense declined by $67,000 due to lower depreciation expense and maintenance costs.

* FDIC deposit insurance expense decreased by $52,000 due to the termination of the Memorandum of Understanding that the Company had been operating under in the first quarter of 2006.

SIX MONTHS ENDED JUNE 30, 2007 VS. SIX MONTHS ENDED JUNE 30, 2006

.....PERFORMANCE OVERVIEW..... The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006

Net income	$ 1,236	$ 1,108
Diluted earnings per share	0.06	0.05
Return on average equity (annualized)	2.93%	2.65%

The Company reported net income of $1.2 million or $0.06 per diluted share for the first six months of 2007.  This represents an increase of $128,000 or 11.6% when compared to net income of $1.1 million or $0.05 per diluted share earned in the first six months of 2006.  The increase in net income in the first six months of 2007 was due to increased non-interest revenue and lower non-interest expense which more than offset the negative impact of reduced net interest income.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first six months of 2007 to the first six months of 2006 (in thousands, except percentages):

	Six months ended June 30, 2007	Six months ended June 30, 2006	Change	% Change
Interest income	$ 24,483	$22,593	$ 1,890	8.4%
Interest expense	12,515	10,110	2,405	23.8
Net interest income	$ 11,968	$ 12,483	$ (515)	(4.1)

Net interest margin	2.99%	3.18%	(0.19)	N/M

N/M - not meaningful

The Company’s net interest income in the first six months of 2007 decreased by $515,000 from the prior year’s first six months due to a 19 basis point drop in the net interest margin to 2.99%.  The decline in both net interest income and net interest margin resulted from the Company’s cost of funds increasing at a faster pace than the earning asset yield due to customer preference for higher rate short-term certificates of deposit.  However, on a more recent quarterly basis, the Company’s net interest margin has improved by four basis points in each quarter of 2007 helping to reverse a trend of four consecutive quarters of net interest income and margin contraction experienced in 2006.

.....COMPONENT CHANGES IN NET INTEREST INCOME….. Regarding the separate components of net interest income, the Company's total interest income for the first six months of 2007 increased by $1.9 million when compared to the same 2006 period. This increase was due to a 41 basis point increase in the earning asset yield to 6.18% and an $11.3 million increase in average earning assets.  Within the earning asset base, the yield on the total loan portfolio increased by 29 basis points to 6.80% and reflects the higher interest rate environment in 2007 which has allowed the Company to book new loans at rates higher than those currently in the portfolio. Also, increased commercial loans within the loan portfolio also contributed to the improved loan yield.  The yield on the total investment securities portfolio increased by 22 basis points to 4.11% due to the upward repricing of variable rate securities in the higher rate environment and reduced amortization expense on the Company’s lower balance of mortgage-backed securities.

The $11.3 million increase in the volume of average earning assets was due to a $45.0 million or 8.2% increase in average loans partially offset by a $36.9 million or 16.1% decrease in average investment securities.  This loan growth was driven by increased commercial and commercial real estate loans as a result of successful new business development efforts.  The decline in investment securities was caused by regularly scheduled maturities and ongoing cash flow from mortgage-backed securities.  The Company has elected to utilize this cash from lower yielding investment securities to either fund higher yielding loans or paydown debt given the shape of the yield curve.

The Company's total interest expense for the first six months of 2007 increased by $2.4 million or 23.8% when compared to the same 2006 period.  This increase in interest expense was due to a higher cost of funds and a greater volume of interest bearing liabilities.  The total cost of funds for the first six months of 2007 did increase by 68 basis points to 3.70% and was driven up by higher short-term interest rates and increased deposits when compared to 2006.  Specifically, total average deposits increased by $34.4 million or 4.7% compared to the first six months of 2006, while the cost of interest bearing deposits increased by 78 basis points to 3.57%. The increased cost of deposits reflects the higher short-term interest rate environment as well as a customer movement of funds from lower cost savings and demand accounts into higher yielding certificates of deposit.  The Company has utilized cash from this deposit growth to further paydown higher cost borrowings which have decreased by $27.7 million from the first six months of 2006.  Wholesale borrowings averaged only 1.4% of total assets in the first six months of 2007 compared to 4.6% of total assets in the first six months of 2006.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2007 and June 30, 2006.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 19.

Six months ended June 30 (In thousands, except percentages)

		2007			2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 596,176	$ 20,409	6.80%	$ 551,225	$ 18,102	6.51%
Deposits with banks	625	12	3.87	726	9	4.68
Federal funds sold	3,389	90	5.23	-	-	-
Investment securities – AFS	171,917	3,481	3.99	201,821	4,017	3.98
Investment securities – HTM	20,797	536	5.15	27,828	512	3.68
Total investment securities	192,714	4,017	4.11	229,649	4,529	3.89
Total interest earning assets/interest income	792,904	24,528	6.18	781,600	22,640	5.77
Non-interest earning assets:
Cash and due from banks	17,264			18,889
Premises and equipment	8,779			8,462
Other assets	68,572			69,512
Allowance for loan losses	(8,016)			(9,013)
TOTAL ASSETS	$879,503			$ 869,450

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 57,273	$ 340	1.20%	$ 56,717	$ 252	0.90%
Savings	73,916	279	0.76	86,022	339	0.79
Money markets	189,400	3,650	3.89	172,776	2,627	3.07
Other time	336,555	7,361	4.41	304,948	5,371	3.55
Total interest bearing deposits	657,144	11,630	3.57	620,463	8,589	2.79
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	9,282	252	5.39	38,623	929	4.78
Advances from Federal Home Loan Bank	2,661	73	5.51	977	32	6.50
Guaranteed junior subordinated deferrable interest debentures	13,085	560	8.57	13,085	560	8.57
Total interest bearing liabilities/interest expense	682,172	12,515	3.70	673,148	10,110	3.02
Non-interest bearing liabilities:
Demand deposits	103,477			105,758
Other liabilities	8,829			6,347
Stockholders' equity	85,025			84,197
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$879,503			$ 869,450
Interest rate spread			2.48			2.75
Net interest income/ Net interest margin		12,013	2.99%		12,530	3.18%
Tax-equivalent adjustment		(45)			(47)
Net Interest Income		$ 11,968			$ 12,483

…..PROVISION FOR LOAN LOSSES..... As a result of continued strong asset quality, the Company did not record a provision for loan losses in the first six months of 2007.  This compares to the reversal of $50,000 of provision expense for the first six months of 2006.  Net charge-offs amounted to $181,000 or 0.06% of total loans in the first six months of 2007 which represented a decrease from the net charge-offs of $219,000 or 0.08% of total loans in the prior year first six months.  Classified loans have declined from $17.7 million at June 30, 2006 to $12.6 million at June 30, 2007. The allowance for loan losses as a percentage of total loans amounted to 1.31% at June 30, 2007.

.....NON-INTEREST INCOME..... Non-interest income for the first six months of 2007 totaled $6.8 million; an increase of $315,000 or 4.8% from the first six months 2006 performance.  Factors contributing to this increased level of non-interest income in 2007 included:

* a $431,000 increase in investment advisory fees resulting from the acquisition of West Chester Capital Advisors in March of 2007.

* an $81,000 or 2.4% increase in trust fees due to continued successful new business development efforts. Over the past year, the fair market value of trust assets has grown by 11.5% to $1.9 billion at June 30, 2007.

* a $57,000 or 4.5% decrease in service charges on deposit accounts due to fewer overdraft fees.

* a $208,000 decrease in other income as there was no revenue from AmeriServ Associates in the first six months of 2007 due to the closure of that subsidiary last year.

.....NON-INTEREST EXPENSE..... Non-interest expense for the first six months of 2007 totaled $17.2 million; a $440,000 or 2.5% decrease from the first six months 2006 performance.  Factors contributing to the lower non-interest expense in 2007 included:

* salaries and employee benefits increased by $388,000 or 4.1% due primarily to a $90,000 curtailment charge for an early retirement program and $240,000 of personnel costs related to the West Chester Capital Advisors acquisition.

* professional fees decreased $141,000 as a result of lower external audit fees and other professional fees.

* equipment expense declined by $160,000 due to lower depreciation expense and maintenance costs.

* FDIC deposit insurance expense decreased by $103,000 due to the termination of the Memorandum of Understanding that the Company had been operating under in the first quarter of 2006.

* other expense declined by $344,000 due to a recovery on a previous mortgage loan securitization that more than offset certain costs associated with the conversion to a new ATM network provider.

Overall, our continuing focus on containing and rationalizing costs has resulted in numerous expense reductions.  Note that this overall decline in total non-interest expense occurred even after the inclusion of $335,000 of non-interest expenses from the newly acquired West Chester Capital Advisors.

.....INCOME TAX EXPENSE..... The Company recorded an income tax expense of $362,000 in the first six months of 2007 which reflects an estimated effective tax rate of approximately 22.7%. The income tax expense recorded in the first six months 2006 was $300,000 and reflects an estimated effective tax rate of approximately 21.3%. The increased tax expense and higher effective rate reflect the impact of an increased level of pre-tax income in 2007 as the level of tax-free income has been relatively consistent between years.

…..SEGMENT RESULTS.…. Retail banking’s net income contribution was $765,000 in the first six months of 2007 and was $406,000 in the second quarter of 2007.  The 2007 net income performance is better than the 2006 performance due to the positive impact of reduced non-interest expenses in retail banking resulting from a diligent focus on cost control and declines in corporate overhead expense.

The trust segment’s net income contribution in the first six months of 2007 amounted to $891,000 which was up $7,000 from the prior year period.  Second quarter 2007 trust net income was $452,000 which was $3,000 higher than the second quarter of 2006.  Successful new business development and the acquisition of West Chester Capital Advisors caused revenues to increase at a faster pace than expenses in 2007.  The diversification of the revenue-generating divisions within the trust segment is also one of the primary reasons for its successful growth. The specialized union collective funds are expected to continue to be a unique growth niche for the trust company.  The union collective investment funds, namely the ERECT and BUILD Funds, are designed to invest union pension dollars in construction projects that utilize union labor.  The union funds have attracted several international labor unions as investors as well as many local unions from a number of states.  The value of assets in these union funds totaled $411 million at June 30, 2007.

The commercial lending segment increased its profitability in the first six months of 2007 by generating net income of $1.5 million compared to $1.1 million of net income earned in the first six months of 2006.  Similar improvement was noted in the second quarter of 2007.  The improved performance was caused by increased revenue resulting from the greater level of commercial loans outstanding and the continued strong asset quality.

The investment/parent segment reported a net loss of $1.9 million in the first six months of 2007 which was greater than the net loss of $1.2 million realized in the first six months of 2006.   The second quarter 2007 net loss was $916,000 compared to a net loss of $730,000 in the second quarter of 2006.  The lower level of net interest income in this segment reflects the negative impact of the inverted/flat yield curve with short-term interest rates exceeding intermediate to longer term rates.

.....BALANCE SHEET..... The Company's total consolidated assets were $876 million at June 30, 2007, which was down $20 million or 2.2% from the $896 million level at December 31, 2006 due primarily to a lower balance of investment securities.  Investment securities declined by $27.6 million so far in 2007 as investment portfolio cash flow continued to be used to either pay down borrowings or fund loan growth.  The Company’s loans totaled $605 million at June 30, 2007, an increase of $15.2 million or 2.6% from year-end due to commercial loan growth in the first six months of 2007.  Goodwill increased by $4.0 million to $13.5 million as a result of the West Chester Capital Advisors acquisition.

The Company’s deposits totaled $763 million at June 30, 2007, which was $21 million or 2.9% higher than December 31, 2006.  The deposit increase was due to increased certificates of deposit as customers have opted for this product given higher short-term interest rates and increased money market deposits from the Trust Company’s operations.  Total borrowed funds decreased by $46 million due to the deposit growth and the previously discussed strategy to reduce the Company’s borrowed funds with investment securities cash flow if this cash is not first needed to fund loans.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at June 30, 2007 of 10.36%.  The Company’s book value per share at June 30, 2007 was $3.89.

.....LOAN QUALITY..... The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2007	2006	2006
Total loan delinquency (past
due 30 to 89 days)	$ 4,438	$2,991	$ 2,545
Total non-accrual loans	2,825	2,286	4,434
Total non-performing assets*	2,825	2,292	4,625
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.73%	0.51%	0.44%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	0.47	0.39	0.77
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.47	0.39	0.81

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned.

Non-performing assets have remained in a range of $2.3 to $4.6 million for the past ten quarters and ended the second quarter of 2007 at $2.8 million or 0.47% of total loans.  Loan delinquency levels have remained below 1.0% for all periods presented and reflect the improved loan portfolio quality.  While we are pleased with our asset quality, we continue to closely monitor the portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio.  As of June 30, 2007, the 25 largest credits represented 31.3% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2007	2006	2006
Allowance for loan losses	$7,911	$8,092	$8,874
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.31%	1.37%	1.55%
total delinquent loans
(past due 30 to 89 days)	178.26	270.54	348.68
total non-accrual loans	280.04	353.98	200.14
total non-performing assets	280.04	353.05	191.87

The allowance for loan losses provided 280% coverage of non-performing assets at June 30, 2007 compared to 353% coverage at December 31, 2006, and 192% coverage at June 30, 2006.  The allowance for loan losses to total loans ratio decreased to 1.31% since the prior year second quarter due to a drop in the size of the loan loss reserve combined with an increase in the level of total loans outstanding.

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

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $1.2 million from December 31, 2006, to June 30, 2007, due to $36.3 million of cash used in financing activities.  This was partially offset by $24.2 million of cash provided by operating activities and $10.9 million of cash provided by investing activities.  Within investing activities, cash provided by investment security maturities exceeded purchases of new investment securities by $27.6 million.  Cash advanced for new loan fundings and purchases totaled $119.7 million and were $13.6 million greater than the $106.1 million of cash received from loan principal payments and sales.  Note that both the level of new loan fundings and existing loan payoffs were sharply higher when the first six months of 2007 is compared to the same period of 2006.  The Company also used the net cash provided from investment securities activities to paydown borrowings as the Company has consciously reduced its interest rate risk position by eliminating debt.

The Company used $508,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first six months of 2007.  The parent company had $3.5 million of cash and investments at June 30, 2007.

Dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position also provide ongoing cash to the parent.  Longer term, however, the reinstatement of any common dividend or treasury stock repurchase program is dependent upon the subsidiary bank maintaining and improving profitability so that it can resume upstreaming dividends to the Parent Company under applicable law.  The subsidiary bank must first recoup $5.5 million in net losses that it incurred over the past two years before it can consider resuming dividend upstreams or wait until the first quarter of 2008 when these losses are no longer factored into the regulatory dividend upstream calculation.

.....CAPITAL RESOURCES..... The Company continues to be considered well capitalized as the asset leverage ratio was 10.36% and the Tier 1 capital ratio was 13.79% at June 30, 2007 compared to 10.54% and 14.17% at June 30, 2006.  The moderate decline in the capital ratios between years was caused by the $4.0 million of intangible assets created from the West Chester Capital Advisors acquisition.  Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios.  At June 30, 2007, accumulated other comprehensive loss amounted to $6.2 million.  The Company’s tangible equity to assets ratio was 8.28% at June 30, 2007.  We anticipate that we will build our capital ratios during the remainder of 2007 through the retention of earnings and limited change in the overall size of the balance sheet.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	(6.4)%	4.3%
100bp increase	(2.1)	3.2
100bp decrease	3.2	(6.0)
200bp decrease	4.6	(20.2)

The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.   The customer movement of deposits to shorter maturity terms has made the Company’s balance sheet more liability sensitive suggesting that earnings would benefit more from declining rather than rising short-term interest rates.

.....OFF BALANCE SHEET ARRANGEMENTS….. The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $117.5 million and standby letters of credit of $8.2 million as of June 30, 2007.

.....CRITICAL ACCOUNTING POLICIES AND ESTIMATES..... The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles and conform to general practices within the banking industry.  Accounting and reporting policies for the allowance for loan losses, mortgage servicing rights, and income taxes are deemed critical because they involve the use of estimates and require significant management judgments.  Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.

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

Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $5.9 million, or 75%, of the total allowance for credit losses at June 30, 2007 has been allotted to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors.  To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of June 30, 2007, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.  A decline in value that is to be considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operation.  At June 30, 2007, 100% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by Government agencies, U.S. Treasury or Government sponsored agencies.  The Company believes the price movements in these securities are dependent upon the movement in market interest rates.  The Company’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

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

• Revenue Growth - AmeriServ is focused on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas. This challenge will be met by seeking to exceed customer expectations in every area. An examination of the peer bank database provides ample proof that a well executed community banking business model can generate a reliable and rewarding revenue stream.

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

.....CONTROLS AND PROCEDURES..... (a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2007, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic filings under the Exchange Act.

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

   None

Item 3.   Defaults Upon Senior Securities

   None

Item 4.   Submission of Matters to a Vote of Security Holders

   The annual meeting of the shareholders of AMERISERV FINANCIAL, Inc. was held on April 24, 2007.  The results of the items submitted for a vote was as follows:

	Number of Votes	% of Total
	Cast for Class III	Outstanding
	Director	Shares Voted

Daniel R. DeVos	14,963,390	98.7
James C. Dewar	14,918,399	98.4
Bruce E. Duke, III, M.D.	14,966,165	98.7
Craig G. Ford	13,276,603	87.6
Kim W. Kunkle	14,921,848	98.4

	Number of Votes	% of Total
	Cast for Waiver	Outstanding
		Shares Voted

Waive age restriction with respect to Non-executive Chairman	13,949,550	92.0

Item 5.   Other Information

   None

Item 6.     Exhibits

3.1	Articles of Incorporation as amended on January 3, 2005, exhibit 3.1 to 2004 Form 10-K filed on March 10, 2005

3.2	Bylaws, Exhibit 3.2 to the Registrant’s Form 8-K filed January 26, 2005.

15.1	Report of S.R. Snodgrass, A.C. regarding unaudited interim financial statement information.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: August 2, 2007	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: August 2, 2007	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

August 2, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and its consolidated subsidiaries as of June 30, 2007, the related consolidated statements of operations for the three- and six-month periods ended June 30, 2007 and 2006, and the consolidated statement of cash flows for the six-month periods ended June 30, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.

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

/s/S.R. Snodgrass, A.C.

Wexford, PA

July 31, 2007

Exhibit 15.1

May 2, 2007

AmeriServ Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the period ended June 30, 2007, as indicated in our report dated July 31, 2007.  Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated by reference in the following Registration Statements:

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

Date: August 2, 2007	/s/Allan R. Dennison
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

Date: August 2, 2007	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

August 2, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

August 2, 2007