Form 10-Q
period 2007-09-30
AMERISERV FINANCIAL INC /PA/
filed 2007-11-05
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended                September 30, 2007

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

               Class

        Outstanding at November 1, 2007

Common Stock, par value $2.50

             22,182,721

per share

AmeriServ Financial, Inc.

                                                                                         AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$ 20,687	$ 23,491
Interest bearing deposits	443	413
Federal funds sold	3,530	-
Total cash and due from depository institutions	24,660	23,904
Investment securities:
Available for sale	151,391	181,498
Held to maturity (market value $19,077 on September 30, 2007 and $20,460 on December 31, 2006)	19,374	20,657
Loans held for sale	1,626	358
Loans	628,426	589,591
Less: Unearned income	488	514
Allowance for loan losses	7,119	8,092
Net loans	620,819	580,985
Premises and equipment, net	8,070	8,562
Accrued income receivable	4,435	4,165
Goodwill	13,498	9,544
Core deposit intangibles	1,189	1,838
Bank owned life insurance	32,597	32,256
Net deferred tax asset	14,269	15,837
Other assets	6,012	16,388
TOTAL ASSETS	$ 897,940	$ 895,992

LIABILITIES
Non-interest bearing deposits	$ 110,555	$ 107,559
Interest bearing deposits	653,216	634,196
Total deposits	763,771	741,755

Short-term borrowings	16,569	49,091
Advances from Federal Home Loan Bank	6,913	946
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	36,567	63,122
Other liabilities	9,085	6,431
TOTAL LIABILITIES	809,423	811,308

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,271,569 shares issued and 22,180,650 outstanding on September 30, 2007; 26,247,013 shares issued and 22,156,094 outstanding on December 31, 2006	65,679	65,618
Treasury stock at cost, 4,090,919 shares for both periods presented	(65,824)	(65,824)
Capital surplus	78,783	78,739
Retained earnings	14,678	12,568
Accumulated other comprehensive loss, net	(4,799)	(6,417)
TOTAL STOCKHOLDERS' EQUITY	88,517	84,684
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 897,940	$ 895,992

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans and loans held for sale	$ 10,591	$ 9,677	$ 30,955	$ 27,732
Deposits with banks	6	8	18	17
Federal funds sold	30	-	120	-
Investment securities:
Available for sale	1,569	1,926	5,050	5,943
Held to maturity	258	284	794	796
Total Interest Income	12,454	11,895	36,937	34,488

INTEREST EXPENSE
Deposits	5,994	5,143	17,624	13,732
Other short-term borrowings	87	357	339	1,286
Advances from Federal Home Loan Bank	71	16	144	48
Guaranteed junior subordinated deferrable interest debentures	280	280	840	840
Total Interest Expense	6,432	5,796	18,947	15,906

NET INTEREST INCOME	6,022	6,099	17,990	18,582
Provision for loan losses	__150	_ -	__150	__(50)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,872	6,099	17,840	18,632

NON-INTEREST INCOME
Trust fees	1,677	1,603	5,070	4,915
Net realized gains on loans held for sale	116	26	220	69
Service charges on deposit accounts	671	645	1,892	1,923
Investment advisory fees	275	-	706	-
Bank owned life insurance	479	428	1,002	944
Other income	804	545	1,957	1,906
Total Non-Interest Income	4,022	3,247	10,847	9,757

NON-INTEREST EXPENSE
Salaries and employee benefits	4,813	4,600	14,628	14,027
Net occupancy expense	618	573	1,897	1,819
Equipment expense	466	529	1,576	1,799
Professional fees	814	791	2,327	2,445
Supplies, postage and freight	315	293	896	889
Miscellaneous taxes and insurance	351	388	1,074	1,209
FDIC deposit insurance expense	22	22	66	169
Amortization of core deposit intangibles	216	216	648	648
Other expense	1,158	1,152	2,856	3,194
Total Non-Interest Expense	8,773	8,564	25,968	26,199

PRETAX INCOME	1,121	782	2,719	2,190
Income tax expense	247	139	609	439
NET INCOME	$ 874	$ 643	$ 2,110	$ 1,751

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.04	$ 0.03	$ 0.10	$ 0.08
Average shares outstanding	22,175	22,148	22,166	22,137
Diluted:
Net income	$ 0.04	$ 0.03	$ 0.10	$ 0.08
Average shares outstanding	22,177	22,156	22,170	22,145
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (In thousands)

                                                                                        Unaudited

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
OPERATING ACTIVITIES
Net income	$ 2,110	$ 1,751
Adjustments to reconcile income to net cash
provided by operating activities:
Provision for loan loss	150	(50)
Depreciation expense	1,098	1,288
Amortization expense of core deposit intangibles	649	648
Net amortization of investment securities	322	466
Net realized gains on loans held for sale	(220)	(69)
Amortization of deferred loan fees	(498)	(291)
Origination of mortgage loans held for sale	(21,094)	(8,698)
Sales of mortgage loans held for sale	19,606	8,384
Decrease (increase) in accrued income receivable	(270)	5
Increase in accrued expense payable	226	680
Net decrease in other assets	20,660	1,476
Net increase in other liabilities	3,190	1,619
Net cash provided by operating activities	25,929	7,209

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments - available for sale	(9,316)	(7,166)
Purchases of investment securities and other short-term investments – held to maturity	-	(1,500)
Proceeds from maturities of investment securities and
other short-term investments – available for sale	40,769	20,748
Proceeds from maturities of investment securities and
other short-term investments – held to maturity	1,831	10,885
Long-term loans originated	(171,161)	(120,121)
Principal collected on long-term loans	154,024	91,191
Loans purchased or participated	(26,191)	(2,506)
Loans sold or participated	4,500	1,600
Net increase in other short-term loans	(438)	(239)
Purchases of premises and equipment	(606)	(672)
Acquisition of West Chester Capital Advisors	(2,200)	-
Net cash used in investing activities	(8,788)	(7,780)

FINANCING ACTIVITIES
Net increase in deposit accounts	10,827	31,032
Net decrease in federal funds purchased, securities sold
under agreements to repurchase, and other short-term borrowings	(32,522)	(32,191)
Net principal borrowings (repayments) of advances from Federal Home Loan Bank	5,967	(31)
Net guaranteed junior subordinated deferrable interest debenture dividends paid	(762)	(762)
Proceeds from dividend reinvestment, stock purchase plan, and stock options exercised	105	201
Net cash used in financing activities	(16,385)	(1,751)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	756	(2,322)
CASH AND CASH EQUIVALENTS AT JANUARY 1	23,904	20,961
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$ 24,660	$18,639

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 20 locations in Pennsylvania.  On March 7, 2007, the Company completed the acquisition of West Chester Capital Advisors (WCCA).  WCCA is a registered investment advisor with expertise in large cap stocks and currently has $150 million in assets under management.  WCCA is a subsidiary of the Bank.  The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.8 billion that are not recognized on the Company’s balance sheet.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.   The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of this standard will not have a material impact on the Company’s results of operations or financial condition.

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options to purchase 223,607 and 213,974 shares of common stock were outstanding as of September 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(In thousands, except per share data)
Numerator:
Net Income	$ 874	$ 643	$ 2,110	$ 1,751

Denominator:
Weighted average common shares
outstanding (basic)	22,175	22,148	22,166	22,137
Effect of stock options	2	8	4	8
Weighted average common shares
outstanding (diluted)	22,177	22,156	22,170	22,145

Earnings per share:
Basic	$0.04	$0.03	$0.10	$0.08
Diluted	0.04	0.03	0.10	0.08

5.

Comprehensive Income

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for the defined benefit plan.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net income	$ 874	$ 643	$ 2,110	$ 1,751

Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	86	-	264	-
Income tax effect	(25)	-	(87)	-
Unrealized security gains on available for sale securities arising during period	1,988	2,837	2,184	547
Income tax effect	(676)	(965)	(743)	(186)
Other comprehensive income, net of tax:	1,373	1,872	1,618	361

Comprehensive income	$ 2,247	$ 2,515	$ 3,728	$ 2,112

6.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.  For the Parent Company, cash and cash equivalents also include short-term investments.  The Company made $89,000 in income tax payments in the first nine months of 2007 as compared to $21,000 for the first nine months of 2006.  Total interest expense paid amounted to $18,721,000 in 2007's first nine months compared to $15,226,000 in the same 2006 period.

7.

Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

September 30, 2007		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 6,008	$ 3	$ (52)	$ 5,959
U.S. Agency	38,118	36	(377)	37,777
U.S. Agency mortgage- backed securities	102,228	63	(2,381)	99,910
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	4,789	-	-	4,789
Other securities	2,956	-	-	2,956
Total	$154,099	$ 102	$ (2,810)	$ 151,391

Investment securities held to maturity (HTM):

September 30, 2007		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,170	$ 6	$ (8)	$ 3,168
U.S. Agency	3,473	-	(1)	3,472
U.S. Agency mortgage-
backed securities	6,381	-	(106)	6,275
Other securities	6,350	-	(188)	6,162
Total	$ 19,374	$ 6	$ (303)	$ 19,077

Investment securities available for sale (AFS):

December 31, 2006		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 6,011	$ -	$ (164)	$ 5,847
U.S. Agency	57,636	7	(1,021)	56,622
U.S. Agency mortgage-
backed securities	113,460	22	(3,800)	109,682
Equity investment in Federal Home Loan Bank and Federal Reserve Stocks	5,355	-	-	5,355
Other securities	3,962	30	-	3,992
Total	$ 186,424	$ 59	$ (4,985)	$ 181,498

Investment securities held to maturity (HTM):

December 31, 2006		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,220	$ -	$ (69)	$ 3,151
U.S. Agency	3,471	-	(75)	3,396
U.S. Agency mortgage-
backed securities	7,216	-	(53)	7,163
Other securities	6,750	-	-	6,750
Total	$ 20,657	$ -	$ (197)	$ 20,460

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  94.6% and 94.8% of the portfolio was rated "AAA" at September 30, 2007 and December 31, 2006, respectively.  Less than 1% of the portfolio was rated below “A” or unrated at September 30, 2007 and December 31, 2006.   At September 30, 2007, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.5 years. The Company has no exposure to sub-prime mortgage loans in either the loan or investment portfolios.

There are 49 positions that are considered temporarily impaired at September 30, 2007.  The following tables present information concerning investments with unrealized losses as of September 30, 2007 and December 31, 2006 (in thousands):

Investment securities available for sale:

September 30, 2007	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$ 4,957	$ (52)	$ 4,957	$ (52)
U.S. Agency	-	-	30,897	(377)	30,897	(377)
U.S. Agency mortgage-
backed securities	-	-	91,404	(2,381)	91,404	(2,381)
Total	$ -	$ -	$127,258	$(2,810)	$127,258	$(2,810)

Investment securities held to maturity:

September 30, 2007	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$1,056	$ (8)	$ 1,056	$ (8)
U.S. Agency	-	-	3,472	(1)	3,472	(1)
U.S. Agency mortgage-
backed securities	2,601	(42)	3,674	(64)	6,275	(106)
Other	5,562	(188)	-	-	5,562	(188)
Total	$ 8,163	$ (230)	$8,202	$ (73)	$16,365	$ (303)

Investment securities available for sale:

December 31, 2006	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ 996	$ (2)	$ 4,851	$ (162)	$ 5,847	$ (164)
U.S. Agency	-	-	49,554	(1,021)	49,554	(1,021)
U.S. Agency mortgage-
backed securities	1,948	(5)	105,151	(3,795)	107,099	(3,800)
Total	$ 2,944	$ (7)	$159,556	$(4,978)	$162,500	$(4,985)

Investment securities held to maturity:

December 31, 2006	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$ -	$ -	$3,151	$ (69)	$ 3,151	$ (69)
U.S. Agency	-	-	3,396	(75)	3,396	(75)
U.S. Agency mortgage-
backed securities	3,005	(17)	4,158	(36)	7,163	(53)
Total	$ 3,005	$ (17)	$10,705	$ (180)	$13,710	$ (197)

For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  The Company reviews its position quarterly and asserts that at September 30, 2007, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Commercial	$ 122,324	$ 91,746
Commercial loans secured by real estate	275,301	269,781
Real estate – mortgage	214,103	209,728
Consumer	16,698	18,336
Total loans	628,426	589,591
Less: Unearned income	488	514
Loans, net of unearned income	$ 627,938	$ 589,077

Real estate-construction loans comprised 6.2%, and 4.4% of total loans, net of unearned income, at September 30, 2007 and December 31, 2006, respectively.  The Company has no direct credit exposure to foreign countries or sub-prime mortgage loans.

9.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Balance at beginning of period	$7,911	$8,874	$8,092	$9,143
Charge-offs:
Commercial	(875)	(597)	(934)	(721)
Commercial loans secured by real estate	-	-	(12)	(2)
Real estate-mortgage	(8)	(18)	(71)	(76)
Consumer	(86)	(55)	(256)	(237)
Total charge-offs	(969)	(670)	(1,273)	(1,036)
Recoveries:
Commercial	1	36	38	87
Commercial loans secured by real estate	5	5	32	15
Real estate-mortgage	1	2	11	19
Consumer	20	55	69	124
Total recoveries	27	98	150	245

Net charge-offs	(942)	(572)	(1,123)	(791)
Provision for loan losses	150	-	150	(50)
Balance at end of period	$ 7,119	$8,302	$ 7,119	$8,302

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.61%	0.39%	0.25%	0.19%
Annualized provision for loan losses	0.10	-	0.03	(0.01)
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.13	1.43	1.13	1.43
Total classified loans	$10,759	$15,589	$10,759	$15,589

10.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	September 30, 2007	December 31, 2006
Non-accrual loans
Commercial	$ 1,240	$ 494
Commercial loans secured by real estate	151	195
Real estate-mortgage	821	1,050
Consumer	130	547
Total	2,342	2,286

Past due 90 days or more and still accruing
Consumer	3	3
Total	3	3

Other real estate owned
Commercial loans secured by real estate	32	-
Real estate-mortgage	84	3
Consumer	2	-
Total	118	3

Total non-performing assets	$ 2,463	$ 2,292
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.39%	0.39%
Total restructured loans	$ 1,240	$ 1,302

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income due in accordance
with original terms	$ 67	$ 51	$ 148	$ 181
Interest income recorded	(6)	(54)	(24)	(54)
Net reduction in interest income	$ 61	$ (3)	$ 124	$ 127

11.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at September 30, 2007, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 16,569	5.19%

Advances	2009	6,000	4.85
	2010 and after	913	6.45
		6,913	5.06

Total FHLB borrowings		$ 23,482	5.15%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of September 30, 2007, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	Actual			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 98,141	14.71%	$ 53,367	8.00%	$ 66,709	10.00%
Bank	89,425	13.55	52,782	8.00	65,977	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	90,647	13.59	26,684	4.00	40,025	6.00
Bank	81,931	12.42	26,391	4.00	39,586	6.00

Tier 1 Capital (to Average Assets)
Consolidated	90,647	10.44	34,722	4.00	43,403	5.00
Bank	81,931	9.55	34,307	4.00	42,884	5.00

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

The contribution of the major business segments to the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2007		September 30, 2007		September 30, 2007
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,261	$ 570	$ 18,239	$ 1,335	$ 328,017
Commercial lending	2,748	975	7,322	2,471	396,352
Trust	1,994	468	5,904	1,359	2,806
Investment/Parent	(959)	(1,139)	(2,628)	(3,055)	170,765
Total	$ 10,044	$ 874	$ 28,837	$ 2,110	$ 897,940

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006		September 30, 2006
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,261	$ 498	$ 18,501	$ 832	$ 348,120
Commercial lending	2,059	725	5,817	1,802	322,737
Trust	1,687	403	5,163	1,287	2,934
Investment/Parent	(661)	(983)	(1,142)	(2,170)	209,046
Total	$ 9,346	$ 643	$ 28,339	$ 1,751	$ 882,837

14.

Commitments and Contingent Liabilities

The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $96.7 million and standby letters of credit of $8.1 million as of September 30, 2007.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$ 230	$ 221	$ 694	$ 662
Interest cost	218	204	658	612
Expected return on plan assets	(284)	(252)	(857)	(755)
Amortization of prior year service cost	1	1	3	3
Amortization of transition asset	(5)	(4)	(14)	(13)
Recognized net actuarial loss	90	100	275	299
Net periodic pension cost	$ 250	$ 270	$ 759	$ 808

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2007 THIRD QUARTER SUMMARY OVERVIEW…  There was great turbulence in the financial markets here in the United States and around the world in the third quarter of 2007.  Concerns about the sub prime mortgage situation which was tightening the availability of credit and bringing forecasts of a slowing economy and perhaps a recession dominated the headlines.  These comments and predictions immediately impacted bank stock prices.  The concerns about bank earnings continued even after the Federal Reserve lowered short-term interest rates on September 18th by 50 basis points.  It has been in fact a time of turbulence.

However, through all of this turbulence AmeriServ continued its Turnaround by focusing on the essential activities of a community bank.

•

Loans Outstanding increased by $25 million in the third quarter and have now grown by $40 million during the first nine months of 2007.

•

Deposits held steady in the third quarter and have increased by $22 million during the first nine months of 2007.

•

Non-Interest Income recorded its highest level in the last 12 quarters impelled by retail banking, Trust Company fees, the West Chester Capital Advisors acquisition and gains on several asset sales.

•

Expenses increased over the second quarter but the first nine months of 2007 remains below the first nine months of 2006 even with the addition of West Chester Capital Advisors.

•

Non-Performing Assets were below $3 million for the fifth consecutive quarter and are subject to coverage by the loan loss reserve at a level of 289%.

It is a result of these core banking and trust activities that AmeriServ reported 2007 third quarter earnings of $874,000 or $0.04 per share.  This is the highest quarterly earnings since the balance sheet restructuring completed in the third quarter of 2005.  This quarterly result means that for the first nine months of 2007 AmeriServ has reported earnings of $2.1 million or $0.10 per share, an increase of 20% over the same period in 2006.  This demonstrates that our focus on traditional community banking has caused us not to digress into some other business lines that bring with them increased risk.

New commercial loan production will be at a record level in 2007.  This has been helped by the recently established Business Banking unit which specializes in supporting small business growth throughout the area.  Side by side with Business Banking the revitalized Residential Mortgage unit has already surpassed the 2006 originations total while avoiding the pitfalls of the sub prime market.

We believe the accomplishments of 2007 have resulted from designing and executing our new Strategic Plan.  We are pleased with the trend lines but we are not pleased with the result.  Therefore we are neither complacent nor relaxed.  Our commitment remains the same.  Our goal is to build AmeriServ to be a top performing community bank.  This will require that we remain focused and stay the course.  Banking is a dynamic business and these are turbulent times so we continue to focus on growth with earnings but never at the expense of the fundamental precepts of safety and soundness.

THREE MONTHS ENDED SEPTEMBER 30, 2007 VS. THREE MONTHS ENDED SEPTEMBER 30, 2006

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2007	September 30, 2006

Net income	$ 874	$ 643
Diluted earnings per share	0.04	0.03
Return on average equity (annualized)	4.00%	3.00%

The Company reported net income of $874,000 or $0.04 per diluted share for the third quarter of 2007.  This represents an increase of $231,000 or 35.9% over the third quarter 2006 net income of $643,000 or $0.03 per diluted share.  The increase in net income in the third quarter of 2007 was due to increased non-interest revenue which more than offset lower net interest income, higher non-interest expense and an increased provision for loan losses.  The increase in non-interest revenue was driven by the benefit of the West Chester Capital Advisors acquisition which was completed in March of 2007.  Also, the Company benefited from increased gains on asset sales in the third quarter of 2007.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the third quarter of 2007 to the third quarter of 2006 (in thousands, except percentages):

	Three months ended September 30, 2007	Three months ended September 30, 2006	Change	% Change
Interest income	$ 12,454	$11,895	$ 559	4.7%
Interest expense	6,432	5,796	636	11.0
Net interest income	$ 6,022	$ 6,099	$ (77)	(1.3)

Net interest margin	3.00%	3.06%	(0.06)	N/M

N/M - not meaningful

The Company’s net interest income in the third quarter of 2007 decreased by $77,000 from the prior year’s third quarter due to a six basis point drop in the net interest margin to 3.00%. The decline in both net interest income and net interest margin resulted from the Company’s cost of funds increasing at a faster pace than the earning asset yield.  Deposit customers have demonstrated a preference for higher yielding certificates of deposit and money market accounts due to the inverted/flat yield curve with short-term interest rates exceeding intermediate to longer term rates for the majority of the past 18 months.  This net interest margin pressure overshadowed solid loan and deposit growth within our community bank.  Average loans in the third quarter of 2007 grew by $40.3 million or 7.1% while average deposits increased by $16.4 million or 2.2% when compared to the third quarter of 2006.  The recent Federal Reserve reduction in short-term interest rates positions the Company well for net interest income and margin expansion in the fourth quarter of 2007.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the third quarter of 2007 increased by $559,000 when compared to the same 2006 quarter. This increase was due to a 24 basis point increase in the earning asset yield to 6.22% and a $3.2 million increase in the average earning asset base.  Within the earning asset base, the yield on the total loan portfolio increased by 24 basis points to 6.79% and reflects the higher interest rate environment in 2007 which has allowed the Company to book new loans at rates higher than those currently in the portfolio. The yield on the total investment securities portfolio increased by four basis points to 4.14% as the Company has generally elected to not replace maturing lower yielding securities.

The $3.2 million increase in the volume of average earning assets was due to a $40.3 million or 7.1% increase in average loans partially offset by a $39.3 million or 18.2% decrease in average investment securities.  This loan growth was driven by increased commercial and commercial real estate loans as a result of successful new business development efforts. Note that the Company has focused on growing the higher yielding and more rate sensitive commercial loans at a faster rate than the commercial real-estate loans.  The decline in investment securities was caused by regularly scheduled maturities and ongoing cash flow from mortgage-backed securities.  The Company has elected to utilize this cash from lower yielding investment securities to fund higher yielding loans in an effort to increase the Company’s earning asset yield.

The Company's total interest expense for the third quarter of 2007 increased by $636,000 or 11.0% when compared to the same 2006 quarter.  This increase in interest expense was due to a higher cost of funds.  The total cost of funds for the third quarter of 2007 did increase by 38 basis points to 3.76% and was driven up by higher short-term interest rates and increased deposits when compared to 2006.  Specifically, total average deposits increased by $16.4 million or 2.2% compared to the third quarter of 2006, while the cost of interest bearing deposits increased by 45 basis points to 3.64%. The increased cost of deposits reflects the higher short-term interest rate environment as well as a customer movement of funds from lower cost savings and demand accounts into higher yielding certificates of deposit and money market accounts. The Company has utilized cash from this deposit growth to further paydown borrowings which have decreased by $14.8 million from the third quarter of 2006.  Wholesale borrowings now represent a minor portion of the Company’s balance sheet as they averaged only 1.4% of total assets in the third quarter of 2007.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2007 and September 30, 2006 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do not include non-accrual loans, but interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended September 30 (In thousands, except percentages)

		2007			2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 612,424	$ 10,614	6.79%	$ 572,077	$ 9,703	6.55%
Deposits with banks	616	6	3.83	698	8	4.55
Federal funds sold	2,249	30	5.18	-	-	-
Investment securities – AFS	156,299	1,569	4.02	194,461	1,926	3.96
Investment securities – HTM	20,175	258	5.12	21,298	284	5.33
Total investment securities	176,474	1,827	4.14	215,759	2,210	4.10
Total interest earning assets/interest income	791,763	12,477	6.22	788,534	11,921	5.98
Non-interest earning assets:
Cash and due from banks	18,673			19,146
Premises and equipment	8,607			8,088
Other assets	71,506			68,653
Allowance for loan losses	(7,808)			(8,739)
TOTAL ASSETS	$882,741			$ 875,682

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 55,151	$ 177	1.27%	$ 58,551	$ 171	1.16%
Savings	71,503	138	0.77	80,663	159	0.78
Money markets	173,844	1,731	3.95	169,022	1,490	3.50
Other time	353,331	3,948	4.43	330,900	3,323	3.98
Total interest bearing deposits	653,829	5,994	3.64	639,136	5,143	3.19
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	6,760	87	5.00	26,128	357	5.34
Advances from Federal Home Loan Bank	5,499	71	5.16	962	16	6.40
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	679,173	6,432	3.76	679,311	5,796	3.38
Non-interest bearing liabilities:
Demand deposits	106,055			104,361
Other liabilities	10,768			7,059
Stockholders' equity	86,745			84,951
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$882,741			$ 875,682
Interest rate spread			2.46			2.60
Net interest income/ Net interest margin		6,045	3.00%		6,125	3.06%
Tax-equivalent adjustment		(23)			(26)
Net Interest Income		$ 6,022			$ 6,099

…..PROVISION FOR LOAN LOSSES.....The Company recorded a provision for loan losses of $150,000 in the third quarter of 2007 compared to no loan loss provision in the third quarter of 2006.  Net charge-offs amounted to $942,000 or 0.61% of total loans in the third quarter of 2007 which represented an increase from the net charge-offs of $572,000 or 0.39% of total loans in the prior year third quarter.  This increase was attributed to the complete charge-off of an $875,000 commercial loan that resulted from fraud committed by the borrower.  Non-performing assets totaled $2.5 million or 0.39% of total loans at September 30, 2007.  This compares favorably to non-performing assets of $3.0 million or 0.51% of total loans at September 30, 2006, but represents a small increase from December 31, 2006.  The allowance for loan losses provided 289% coverage of non-performing assets at September 30, 2007 compared to 353% coverage at December 31, 2006, and 279% coverage at September 30, 2006.  Note also that the Company has no exposure to sub-prime mortgage loans in either the loan or investment portfolios.

.....NON-INTEREST INCOME.....Non-interest income for the third quarter of 2007 totaled $4.0 million; an increase of $775,000 or 23.9% from the third quarter 2006 performance.  Factors contributing to this increased level of non-interest income in 2007 included:

* a $275,000 increase in investment advisory fees resulting from the March 2007 acquisition of

 West Chester Capital Advisors.

* a $90,000 increase in gains on loans held for sale due to increased residential mortgage loan sales into the secondary market in 2007.

* a $259,000 increase in other income due to a $120,000 gain realized on the sale of equipment obtained from a lease financing arrangement and a $69,000 gain realized on the sale of a closed branch facility.  The Company also benefited from increased fees associated with the higher residential mortgage loan production.

.....NON-INTEREST EXPENSE.....Non-interest expense for the third quarter of 2007 totaled $8.8 million; a $209,000 or 2.4% increase from the third quarter 2006 performance.  The largest factor responsible for the quarterly increase was the inclusion of $233,000 of non-interest expenses from West Chester Capital Advisors; the largest component of which was reflected in salaries and employee benefits.  There was little overall change in the other non-interest expense categories due to the Company’s ongoing focus on reducing and containing costs.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VS. NINE MONTHS ENDED SEPTEMBER 30, 2006

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006

Net income	$ 2,110	$ 1,751
Diluted earnings per share	0.10	0.08
Return on average equity (annualized)	3.30%	2.77%

The Company reported net income of $2.1 million or $0.10 per diluted share for the first nine months of 2007.  This represents an increase of $359,000 or 20.5% when compared to net income of $1.8 million or $0.08 per diluted share earned in the first nine months of 2006.  The increase in net income in the first nine months of 2007 was due to increased non-interest revenue and lower non-interest expense which more than offset the negative impact of reduced net interest income and a higher provision for loan losses.

.....NET INTEREST INCOME AND MARGIN.....The following table compares the Company's net interest income performance for the first nine months of 2007 to the first nine months of 2006 (in thousands, except percentages):

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Change	% Change
Interest income	$ 36,937	$34,488	$ 2,449	7.1%
Interest expense	18,947	15,906	3,041	19.1
Net interest income	$ 17,990	$ 18,582	$ (592)	(3.2)

Net interest margin	3.00%	3.14%	(0.14)	N/M

N/M - not meaningful

The Company’s net interest income in the first nine months of 2007 decreased by $592,000 from the prior year’s first nine months due to a 14 basis point drop in the net interest margin to 3.00%.  The decline in both net interest income and net interest margin resulted from the Company’s cost of funds increasing at a faster pace than the earning asset yield due to customer preference for higher rate short-term certificates of deposit and the negative impact of the flat/inverted yield curve.  However, on a more recent quarterly basis, the Company’s net interest margin has shown improvement and stability in 2007 increasing from 2.97% in the first quarter to 3.0% in the third quarter.  This helped to reverse a trend of four consecutive quarters of net interest income and margin contraction experienced in 2006 where the margin declined from 3.20% to a low of 2.93% in the fourth quarter of 2006.

.....COMPONENT CHANGES IN NET INTEREST INCOME…..Regarding the separate components of net interest income, the Company's total interest income for the first nine months of 2007 increased by $2.5 million when compared to the same 2006 period. This increase was due to a 36 basis point increase in the earning asset yield to 6.19% and an $8.6 million increase in average earning assets.  Within the earning asset base, the yield on the total loan portfolio increased by 24 basis points to 6.80% and reflects the higher interest rate environment in 2007 which has allowed the Company to book new loans at rates higher than those currently in the portfolio. Also, increased commercial loans within the loan portfolio contributed to the improved loan yield.  The yield on the total investment securities portfolio increased by 15 basis points to 4.08% due to the upward repricing of variable rate securities in the higher rate environment and reduced amortization expense on the Company’s lower balance of mortgage-backed securities.

The $8.6 million increase in the volume of average earning assets was due to a $43.4 million or 7.8% increase in average loans partially offset by a $37.7 million or 16.7% decrease in average investment securities.  This loan growth was driven by increased commercial and commercial real estate loans as a result of successful new business development efforts.  The decline in investment securities was caused by regularly scheduled maturities and ongoing cash flow from mortgage-backed securities.  The Company has elected to utilize this cash from lower yielding investment securities to fund higher yielding loans in an effort to increase the earning asset yield.

The Company's total interest expense for the first nine months of 2007 increased by $3.0 million or 19.1% when compared to the same 2006 period.  This increase in interest expense was due to a higher cost of funds and a greater volume of interest bearing liabilities.  The total cost of funds for the first nine months of 2007 did increase by 58 basis points to 3.72% and was driven up by higher short-term interest rates and increased deposits when compared to 2006.  Specifically, total average deposits increased by $28.4 million or 3.9% compared to the first nine months of 2006, while the cost of interest bearing deposits increased by 66 basis points to 3.59%. The increased cost of deposits reflects the higher short-term interest rate environment as well as a customer movement of funds from lower cost savings and demand accounts into higher yielding certificates of deposit.  Additionally, there was a $25 million increase in money market deposits from the trust company’s operations due to increased liquidity within the Build and Erect Funds.  The Company does expect the level of trust company related deposits to decline in the fourth quarter.  The Company has utilized cash from this deposit growth to further paydown higher cost borrowings which have decreased by $23.4 million from the first nine months of 2006.  Wholesale borrowings averaged only 1.4% of total assets in the first nine months of 2007 compared to 4.1% of total assets in the first nine months of 2006.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 2007 and September 30, 2006.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 19.

Nine months ended September 30 (In thousands, except percentages)

		2007			2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 601,592	$ 31,023	6.80%	$ 558,176	$ 27,805	6.56%
Deposits with banks	525	18	4.58	669	17	3.40
Federal funds sold	3,009	120	5.21	-	-	-
Investment securities – AFS	166,808	5,050	3.96	199,414	5,943	3.91
Investment securities – HTM	20,590	794	5.06	25,652	796	4.14
Total investment securities	187,398	5,844	4.08	225,066	6,739	3.93
Total interest earning assets/interest income	792,524	37,005	6.19	783,911	34,561	5.83
Non-interest earning assets:
Cash and due from banks	17,734			18,975
Premises and equipment	8,722			8,337
Other assets	69,550			69,226
Allowance for loan losses	(7,947)			(8,922)
TOTAL ASSETS	$880,583			$ 871,527

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 56,559	$ 517	1.22%	$ 57,329	$ 423	0.99%
Savings	73,112	417	0.76	84,235	498	0.79
Money markets	182,215	5,381	3.95	171,525	4,117	3.21
Other time	344,153	11,309	4.39	313,598	8,694	3.71
Total interest bearing deposits	656,039	17,624	3.59	626,687	13,732	2.93
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	8,441	339	5.29	34,459	1,286	4.92
Advances from Federal Home Loan Bank	3,607	144	5.26	972	48	6.47
Guaranteed junior subordinated deferrable interest debentures	13,085	840	8.57	13,085	840	8.57
Total interest bearing liabilities/interest expense	681,172	18,947	3.72	675,203	15,906	3.14
Non-interest bearing liabilities:
Demand deposits	104,336			105,292
Other liabilities	9,477			6,584
Stockholders' equity	85,598			84,448
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$880,583			$ 871,527
Interest rate spread			2.47			2.69
Net interest income/ Net interest margin		18,058	3.00%		18,655	3.14%
Tax-equivalent adjustment		(68)			(73)
Net Interest Income		$ 17,990			$ 18,582

…..PROVISION FOR LOAN LOSSES.....The Company recorded a provision for loan losses in the first nine months of 2007 of $150,000 compared to the reversal of $50,000 of provision expense for the first nine months of 2006.  Net charge-offs amounted to $1.1 million or 0.25% of total loans in the first nine months of 2007 which represented an increase from the net charge-offs of $791,000 or 0.19% of total loans in the prior year first nine months.  Despite the higher level of net charge-offs, overall asset quality for the Company continues to be sound.  Non-performing assets have remained below $3 million for five consecutive quarters.  Classified loans have also declined from $15.6 million at September 30, 2006 to $10.8 million at September 30, 2007. These are two key items that caused the Company to provision at a level lower than the net charge-offs recognized.  The allowance for loan losses as a percentage of total loans amounted to 1.13% at September 30, 2007.

.....NON-INTEREST INCOME.....Non-interest income for the first nine months of 2007 totaled $10.8 million; an increase of $1.1 million or 11.2% from the first nine months 2006 performance.  Factors contributing to this increased level of non-interest income in 2007 included:

* a $706,000 increase in investment advisory fees resulting from the acquisition of West Chester Capital Advisors in March of 2007.

* a $155,000 or 3.2% increase in trust fees due to continued successful new business development efforts. Over the past year, the fair market value of trust assets has grown by 8.5% to $1.8 billion at September 30, 2007.

*  a $151,000 increase in gains on loans held for sale due to increased residential mortgage loan sales into the secondary market in 2007.  There were $19.6 million of residential mortgage loans sold into the secondary market in the first nine months of 2007 compared to $8.4 million for the first nine months of 2006.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first nine months of 2007 totaled $26.0 million; a $231,000 or 0.9% decrease from the first nine months 2006 performance.  Factors contributing to the lower non-interest expense in 2007 included:

* salaries and employee benefits increased by $601,000 or 4.3% due primarily to a $90,000 curtailment charge for an early retirement program and $412,000 of personnel costs related to the West Chester Capital Advisors acquisition.

* equipment expense declined by $223,000 due to lower depreciation expense and maintenance costs.

* professional fees decreased $118,000 as a result of lower external audit fees and other professional fees.

* FDIC deposit insurance expense decreased by $103,000 due to the termination of the Memorandum of Understanding that the Company had been operating under in the first quarter of 2006.

* other expense declined by $338,000 due to a recovery on a previous mortgage loan securitization that more than offset certain costs associated with the conversion to a new ATM network provider.

Overall, our continuing focus on containing and rationalizing costs has resulted in numerous expense reductions.  Note that this overall decline in total non-interest expense occurred even after the inclusion of $568,000 of non-interest expenses from the newly acquired West Chester Capital Advisors.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $609,000 in the first nine months of 2007 which reflects an estimated effective tax rate of approximately 22.4%. The income tax expense recorded in the first nine months 2006 was $439,000 and reflects an estimated effective tax rate of approximately 20.0%. The increased tax expense and higher effective rate reflect the impact of an increased level of pre-tax income in 2007 as the level of tax-free income has been relatively consistent between years.

…..SEGMENT RESULTS.….Retail banking’s net income contribution was $1.3 million in the first nine months of 2007 and was $570,000 in the third quarter of 2007.  The 2007 net income performance is better than the 2006 performance for both periods due to the positive impact of increased non-interest revenue and declines in corporate overhead expense resulting from a diligent focus on cost control.

The commercial lending segment increased its profitability in the first nine months of 2007 by generating net income of $2.5 million compared to $1.8 million of net income earned in the first nine months of 2006.  Improvement was also noted in the quarterly comparison.  The improved performance was caused by increased revenue resulting from the greater level of commercial loans outstanding and the continued strong asset quality.

The trust segment’s net income contribution in the first nine months of 2007 amounted to $1.4 million which was up $72,000 from the prior year period.  Third quarter 2007 trust net income was $468,000 which was also higher than the prior year third quarter.  Successful new business development and the acquisition of West Chester Capital Advisors caused revenues to increase at a faster pace than expenses in 2007.  The diversification of the revenue-generating divisions within the trust segment is also one of the primary reasons for its successful growth. The specialized union collective funds are expected to continue to be a unique growth niche for the trust company.  The union collective investment funds, namely the ERECT and BUILD Funds, are designed to invest union pension dollars in construction projects that utilize union labor.  The union funds have attracted several international labor unions as investors as well as many local unions from a number of states.  The value of assets in these union funds totaled $393 million at September 30, 2007.

The investment/parent segment reported a net loss of $3.1 million in the first nine months of 2007 which was greater than the net loss of $2.2 million realized in the first nine months of 2006.   The third quarter 2007 net loss was $1.1 million compared to a net loss of $983,000 in the third quarter of 2006.  The lower level of net interest income in this segment reflects the negative impact of the inverted/flat yield curve with short-term interest rates exceeding intermediate to longer term rates.

.....BALANCE SHEET.....The Company's total consolidated assets were $898 million at September 30, 2007, which was comparable with the $896 million level at December 31, 2006.  The Company’s loans totaled $630 million at September 30, 2007, an increase of $40.1 million or 6.8% from year-end due to commercial loan growth in the first nine months of 2007.  Investment securities declined by $31.4 million so far in 2007 as investment portfolio cash flow continued to be used to either fund loan growth or pay-down borrowings.  Goodwill increased by $4.0 million to $13.5 million as a result of the West Chester Capital Advisors acquisition.

The Company’s deposits totaled $764 million at September 30, 2007, which was $22 million or 3.0% higher than December 31, 2006.  The deposit increase was due to increased certificates of deposit and non-interest bearing demand deposits.  Total borrowed funds decreased by $27 million due to the deposit growth and the previously discussed strategy to reduce the Company’s borrowed funds with investment securities cash flow if this cash is not first needed to fund loans.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at September 30, 2007 of 10.44%.  The Company’s book value per share at September 30, 2007 was $3.99.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2007	2006	2006
Total loan delinquency (past
due 30 to 89 days)	$ 5,092	$2,991	$ 7,482
Total non-accrual loans	2,342	2,286	1,917
Total non-performing assets*	2,463	2,292	2,978
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.81%	0.51%	1.29%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	0.37	0.39	0.33
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.39	0.39	0.51

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned.

Non-performing assets have remained in a range of $2.3 to $4.6 million for the past 11 quarters and ended the third quarter of 2007 at $2.5 million or 0.39% of total loans.  Loan delinquency levels have remained below 1.0% during 2007 and reflect the improved loan portfolio quality.  While we are pleased with our asset quality, we continue to closely monitor the portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio.  As of September 30, 2007, the 25 largest credits represented 31.7% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2007	2006	2006
Allowance for loan losses	$7,119	$8,092	$8,302
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.13%	1.37%	1.43%
total delinquent loans
(past due 30 to 89 days)	139.81	270.54	110.96
total non-accrual loans	303.97	353.98	433.07
total non-performing assets	289.04	353.05	278.78

The allowance for loan losses provided 289% coverage of non-performing assets at September 30, 2007 compared to 353% coverage at December 31, 2006, and 279% coverage at September 30, 2006.  The allowance for loan losses to total loans ratio decreased to 1.13% since the prior year third quarter due to a drop in the size of the loan loss reserve combined with an increase in the level of total loans outstanding.

.....LIQUIDITY......The Bank’s liquidity position has been sufficient during the last several years when the Bank was undergoing a turnaround and return to traditional community banking.  Our core deposit base has first remained stable and then grown throughout this period and has been adequate to fund the Bank’s operations.  Cash flow from prepayments and amortization of securities that was used to reduce Federal Home Loan Bank borrowings has not adversely affected the Bank’s liquidity.  We expect that liquidity will continue to be adequate as we transform the balance sheet to one that is more loan dependent.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $756,000 from December 31, 2006, to September 30, 2007, due to $25.9 million of cash provided by operating activities.  This was partially offset by $16.4 million of cash used in financing activities and $8.8 million of cash used in investing activities.  Within investing activities, cash provided by investment security maturities exceeded purchases of new investment securities by $33.3 million.  Cash advanced for new loan fundings and purchases totaled $197.8 million and was $39.3 million greater than the $158.5 million of cash received from loan principal payments and sales.  Note that both the level of new loan fundings and existing loan payoffs were sharply higher when the first nine months of 2007 is compared to the same period of 2006.  The Company also used the net cash provided from investment securities activities to paydown borrowings as the Company has reduced its interest rate risk position by eliminating debt.

The Company used $762,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first nine months of 2007 and $2.2 million of cash to acquire West Chester Capital Advisors.  The parent company had $3.8 million of cash and investments at September 30, 2007.

Dividend payments from non-bank subsidiaries and the settlement of the inter-company tax position also provide ongoing cash to the parent.  The reinstatement of any common dividend or treasury stock repurchase program is dependent upon the subsidiary bank maintaining and improving profitability so that it can resume upstreaming dividends to the Parent Company under applicable law.  The subsidiary bank must first recoup $4.8 million in net losses that it incurred over the past two years before it can consider resuming dividend upstreams or wait until the first quarter of 2008 when these losses are no longer factored into the regulatory dividend upstream calculation.

.....CAPITAL RESOURCES.....The Company continues to be considered well capitalized as the asset leverage ratio was 10.44% and the Tier 1 capital ratio was 13.59% at September 30, 2007 compared to 10.52% and 14.37% at September 30, 2006.  The moderate decline in the capital ratios between years was caused by the $4.0 million of intangible assets created from the West Chester Capital Advisors acquisition.  Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios.  At September 30, 2007, accumulated other comprehensive loss amounted to $4.8 million.  The Company’s tangible equity to assets ratio was 8.36% at September 30, 2007.  We anticipate that we will build our capital ratios during the remainder of 2007 through the retention of earnings and limited change in the overall size of the balance sheet.  We expect to have more capital management flexibility in 2008 due to the anticipated return of dividend upstreams from the subsidiary bank to the Parent Company next year.

.....INTEREST RATE SENSITIVITY.....The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity.  The interest rate scenarios in the table compare the Company’s base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate changes of 100 and 200 basis points.  Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s existing balance sheet that was developed under the flat interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	(5.2)%	5.1%
100bp increase	(1.5)	3.7
100bp decrease	1.3	(8.4)
200bp decrease	(1.1)	(23.7)

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

.....OFF BALANCE SHEET ARRANGEMENTS…..The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $96.7 million and standby letters of credit of $8.1 million as of September 30, 2007.

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

Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $5.3 million, or 74%, of the total allowance for credit losses at September 30, 2007 has been allotted to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors.  To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of September 30, 2007, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.  A decline in value that is to be considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operation.  At September 30, 2007, 100% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by Government agencies, U.S. Treasury or Government sponsored agencies.  The Company believes the price movements in these securities are dependent upon the movement in market interest rates.  The Company’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

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

.....QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of this M.D. & A.

.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2007, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls.  During the third quarter, AmeriServ Financial Inc. completed a data processing conversion.  As a result there were changes to the Company’s internal controls over financial reporting.  While the controls are similar in nature, modifications have been made to confirm to the specifications of the new system.  Through evaluation and comparison of these controls, we have determined that the change has not materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AmeriServ Financial, Inc.
Registrant

Date: November 1, 2007	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: November 1, 2007	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

November 1, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and its consolidated subsidiaries as of September 30, 2007, the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2007 and 2006, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.

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

/s/S.R. Snodgrass, A.C.

Wexford, PA

November 1, 2007

Exhibit 15.1

November 1, 2007

Ameriserv Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the period ended September 30, 2007, as indicated in our report dated November 1, 2007.  Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated by reference in the following Registration Statements:

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

Date: November 1, 2007	/s/Allan R. Dennison
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

Date: November 1, 2007	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

November 1, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

November 1, 2007