Form 10-K
period 2007-12-31
AMERISERV FINANCIAL INC /PA/
filed 2008-03-06
CIK 707605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-11204

AMERISERV FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1424278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MAIN & FRANKLIN STREETS, P.O. BOX 430, JOHNSTOWN, PENNSYLVANIA (Address of principal executive offices)	15907-0430 (Zip Code)

Registrant’s telephone number, including area code
(814) 533-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $2.50 PAR VALUE	SHARE PURCHASE RIGHTS
(Title of class)	(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $97,535,834 as of June 30, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 22,178,335 shares outstanding as of January 31, 2008.

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

Portions of the annual shareholders’ report for the year ended December 31, 2007, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders’ meeting are incorporated by reference in Part III.

Exhibit Index is located on page 88.

FORM 10-K INDEX

PART I

ITEM 1.	BUSINESS

GENERAL

AmeriServ Financial, Inc. (the Company) is a bank holding company, organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) on January 5, 1983. The Company’s other wholly owned subsidiaries include AmeriServ Trust and Financial Services Company (the Trust Company) formed in October 1992, and AmeriServ Life Insurance Company (AmeriServ Life) formed in October 1987.

The Company’s principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2007, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $905 million, $710 million and $90 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and insurance risk management.

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

AMERISERV FINANCIAL BANKING SUBSIDIARY

AmeriServ Financial Bank

The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 19 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland Counties, Pennsylvania, AmeriServ Financial Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler’s checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 22 automated bank teller machines (ATMs) through its 24-Hour Banking Network that is linked with NYCE, a regional ATM network and CIRRUS, a national ATM network.

On March 7, 2007, the Bank completed the acquisition of West Chester Capital Advisors (WCCA). WCCA is a registered investment advisor with expertise in large cap stocks and as of December 31, 2007 had $137 million in assets under management. The Bank had a wholly owned mortgage banking subsidiary — Standard Mortgage Corporation of Georgia (SMC). SMC was a residential mortgage loan servicer based in Atlanta, GA. The Company concluded that mortgage servicing was not a core community banking business and it did not have the scale nor the earnings power to absorb the volatility and risk associated with this business line. On December 28, 2004, the Company sold all of its remaining mortgage servicing rights and discontinued operations of this non-core business in 2005. Additionally, AmeriServ Financial Services Corporation was formed on May 23, 1997 and engages in the sale of annuities, mutual funds, and insurance. On December 31, 2004, the Company merged AmeriServ Financial Services Corporation into the Bank.

The Bank’s deposit base is such that loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio. The Bank’s business is not seasonal nor does it have any risks attendant to foreign sources.

The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. See Note 22, Regulatory Matters, for a discussion of the Memorandum Of Understanding (MOU) which the Company and its Board of Directors entered into with its primary regulators in February 2003 and which was terminated in February 2006. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2007:

Headquarters	Johnstown, PA

Chartered	1933
Total Assets	$894,193
Total Investment Securities	156,248
Total Loans (net of unearned income)	636,155
Total Deposits	710,639
Total Net Income	2,503
Asset Leverage Ratio	8.84%
Return on Average Assets	0.29
Return on Average Equity	2.78
Total Full-time Equivalent Employees	287

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

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets and liabilities. The Company uses its asset liability management policy to control and manage interest rate risk.

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

Commercial

This category includes credit extensions to commercial and industrial borrowers. Business assets, including accounts receivable, inventory and/or equipment, typically secure these credits. In appropriate instances, extensions of credit in this category are subject to collateral advance formulas. Balance sheet strength and profitability are considered when analyzing these credits, with special attention given to historical, current and prospective sources of cash flow, and the ability of the customer to sustain cash flow at acceptable levels. Our policy permits flexibility in determining acceptable debt service coverage ratios, with a minimum level of 1.1 to 1 desired. Personal guarantees are frequently required; however, as the financial strength of the borrower increases, the Company’s ability to obtain personal guarantees decreases. In addition to economic risk, this category is impacted by the management ability of the borrower and industry risk, which are also considered during the underwriting process.

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

Real Estate — Mortgage

This category includes mortgages that are secured by residential property. Underwriting of loans within this category is pursuant to Freddie Mac/Fannie Mae underwriting guidelines, with the exception of Community Reinvestment Act (CRA) loans, which exhibit more liberal standards. The major risk in this category is that a significant downward economic trend would increase unemployment and cause payment default. The Company does not and has never engaged in sub-prime residential mortgage lending.

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

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS, INCLUDING REPAYMENTS AND MATURITIES OF LOANS, SALES AND MATURITIES OF INVESTMENTS AND FHLB ADVANCES

Deposits

The Bank has a loyal core deposit base made up of traditional commercial bank products that exhibits little fluctuation, other than Jumbo CDs, which demonstrate some seasonality. The bank also utilizes certain Trust Company specialty deposits related to the Build and Erect Funds as a funding source which serve as an alternative to wholesale borrowings and could exhibit some degree of volatility.

Borrowings

The Bank, when needed, uses both overnight borrowings and term advances from the Federal Home Loan Bank of Pittsburgh for liquidity management purposes. During the past several years the Company has significantly deleveraged its balance sheet and reduced its level of borrowings through investment portfolio cash flow and security sales.

Loans

During the periods presented herein, the Company has moderately grown its loan portfolio with no adverse effect on liquidity. The Company believes it will be able to fund anticipated loan growth generally from investment securities portfolio cash flow and deposit growth.

Secondary Market Activities

The Residential Lending department of the Bank continues to originate one-to-four family mortgage loans for both outside investors in the secondary market and for the AmeriServ portfolio. Mortgages sold on the secondary market are sold to investors on a “flow” basis: Mortgages are priced and delivered on a “best efforts” pricing, with servicing released to the investor. Freddie Mac guidelines are used in underwriting all mortgages with the exception of CRA loans. The mortgages with longer terms such as 20-year, 30-year, FHA, and VA loans are usually sold. The remaining production of the department includes Adjustable Rate Mortgages, 10-year, 15-year, and bi-weekly mortgages. These loans are usually kept in the AmeriServ portfolio.

AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES

AmeriServ Trust and Financial Services Company

AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. As one of the larger providers of trust and investment management products and services between Pittsburgh and Harrisburg, AmeriServ Trust and Financial Services Company is committed to delivering personalized, professional service to its clients. Its staff of approximately 39 professionals administer assets valued at approximately $1.9 billion at December 31, 2007. The Trust Company has two primary business divisions, traditional trust and union collective investment funds. Traditional trust includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this division. The union collective investment funds, namely the ERECT and BUILD Funds, are designed to invest union pension dollars in construction projects that utilize union labor. At December 31, 2007, AmeriServ Trust and Financial Services had total assets of $2.9 million and total shareholder’s equity of $2.7 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

The diversification of the revenue-generating divisions within the trust company is one of the primary reasons for its successful profitable growth. The specialized union collective funds have attracted several international labor unions as investors as well as many local unions from a number of states. At the end of 2007, assets in these union funds totaled approximately $415 million.

The Trust Investment Division focuses on producing better-than-average investment returns by offering an array of individually managed accounts and several asset allocation disciplines utilizing non-proprietary mutual funds. In addition, the Tactical High Yield Bond Fund, the Pathroad Funds and the Premier Equity Discipline are examples of the Investment Division’s ability to respond to the needs and expectations of our clients. The diversified array of investment options, experienced staff and good investment returns facilitate client retention and the development of new clients.

In 2007, the Trust Company continued to be a major contributor of earnings to the corporation. Gross revenue in 2007 amounted to $6.9 million which represents an increase of $248,000 or 3.7% over 2006. The Trust Company’s net income contribution was $1.7 million, an increase of $135,000 or 8.7% over 2006.

AmeriServ Life

AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the

Commonwealth of Pennsylvania, and the Federal Reserve. At December 31, 2007, AmeriServ Life had total assets of $1.1 million and total shareholder’s equity of $939,000.

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

MARKET AREA

Nationally, economic growth slowed during 2007 but remained positive at 2.2%, the least growth in five years. Consumer spending, which accounts for more than two thirds of the economy, increased 2.9% in 2007, which was the least growth in four years. By the fourth quarter of 2007, the Federal Reserve’s monetary policy had shifted from a neutral stance to an accommodative position in light of a weakening economic outlook and increasing downside risks to growth. The sub-prime mortgage crisis caused housing activity and home values to decline. The troubled housing market along with rising energy and food prices began to negatively impact other sectors of the economy and increase the possibility of the economy slipping into a recession. Credit markets have tightened making it more difficult for households and businesses to borrow money. As a result, the labor markets began to soften. National economic growth is expected to be flat in the first quarter of 2008 and rebound slightly averaging 2% for the remainder of the year.

The economy in Cambria and Somerset Counties, while growing slowly, had unemployment rates of 5.3% and 5.5%, respectively at December 31, 2007, as compared to national and state rates of 4.9% and 4.3%. Local markets have shown improvement as jobs in the area have increased causing the unemployment rate to decline from last year’s number of 5.7%. Johnstown, PA, where AmeriServ Financial, Inc is headquartered, is a national leader in technology, ranked 45th in the nation for technology growth by the Milken Institute, the 4th best city in the eastern US by Money Magazine and the most affordable city in the nation by Forbes Magazine. The local economy did suffer a set back during the summer of 2007 with the announced layoff of 200 workers at a local freight car manufacturer. However, the beginning of construction on a planned technology park, greater work on defense projects and the recent announcement of several retail and restaurant openings are expected to contribute to economic expansion. Overall, local economic conditions in 2008 are expected to remain positive.

Economic conditions are stronger in the State College market. The unemployment rate is 3.4% and one of the lowest of all regions in the Commonwealth. The State College market presents the Company with a more vibrant economic market and a much different demographic. A large percentage of the population in State College falls into the 18 to 34 year old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age. Overall, opportunities in the State College market are quite different and challenging, providing a promising source of business to profitably grow the Company.

EMPLOYEES

The Company employed 385 people as of December 31, 2007, in full- and part-time positions. Approximately 221 non-supervisory employees of the Bank are represented by the United Steelworkers of America, AFL-CIO-CLC, Local Union 2635-06. The Bank’s current labor contract with the Steelworkers Local will expire on October 15, 2009. The Bank has not experienced a work stoppage since 1979. The Bank is one of 13 union-represented banks nationwide.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), among other things, identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. The FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on other aspects of its operations. The FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank must develop a capital restoration plan, and its parent holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan.

As of December 31, 2007, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. A bank’s capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to further strengthen its corporate governance practices. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company’s Code of Conduct Policy and other procedures that were previously in place. In 2005, the Company implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act. This program included the identification of key processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the effectiveness of key controls.

PRIVACY PROVISIONS OF GRAMM-LEACH-BLILEY ACT

Under the Gramm-Leach-Bliley Act (GLB Act), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about customers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provision of the GLB Act affects how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Company believes it is in compliance with the various provisions of the GLB Act.

CHECK CLEARING FOR THE 21ST CENTURY ACT

The Check Clearing for the 21st Century Act, also known as Check 21, which became effective on October 28, 2004, altered the way banks process checks. Check 21 facilitates check truncation, eliminating the original paper check from the clearing process. Instead, many checks are processed electronically. Under Check 21, as a bank processes a check, funds from the check writer’s account are transferred to the check depositor’s account, and an electronic image of the check, a processable printout known as a substitute check or Image Replacement Document (IRD), is considered the legal equivalent of the original check. Banks can choose to send substitute checks as electronic files to be printed on-site or in close proximity to the paying bank. For financial institutions and their clients, these changes have the potential to reduce costs, improve efficiency in check collections and accelerate funds availability, while alleviating dependence on the national transportation system.

STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES

The following Guide 3 information is included in this Form 10-K as listed below:

I. Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential Information. Information required by this section is presented on pages 22-24, and 33-35.

II. Investment Portfolio Information required by this section is presented on pages 8-9 and 52-56.

III. Loan Portfolio Information required by this section appears on pages 9-10 and 26-27.

IV. Summary of Loan Loss Experience Information required by this section is presented on pages 27-29.

V. Deposits Information required by this section follows on page 11.

VI. Return on Equity and Assets Information required by this section is presented on page 20.

VII. Short-Term Borrowings Information required by this section is presented on page 12.

INVESTMENT PORTFOLIO

Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair market value of the Company’s investment portfolio as of the periods indicated:

Investment securities available for sale at:

	At December 31,
Cost Basis:	2007	2006	2005
	(In thousands)

U.S. Treasury	$6,006	$6,011	$5,021
U.S. Agency	38,041	57,636	59,335
Mortgage-backed securities	98,484	113,460	131,981
Equity investment in Federal Home Loan Bank and Federal Reserve Stock*	—	—	6,988
Other securities	3,598	3,362	4,499

Total cost basis of investment securities available for sale	$146,129	$180,469	$207,824

Total fair value of investment securities available for sale	$144,941	$175,543	$201,569

*	On January 1, 2006, the equity investments in Federal Home Loan Bank and Federal Reserve Stocks were reclassified to Regulatory Stock within the other assets section of the Balance Sheet.

Investment securities held to maturity at:

	At December 31,
Cost Basis:	2007	2006	2005
	(In thousands)

U.S. Treasury	$3,153	$3,220	$3,285
U.S. Agency	3,473	3,471	11,484
Mortgage-backed securities	6,157	7,216	8,836
Other securities	5,750	6,750	6,750

Total cost basis of investment securities held to maturity	$18,533	$20,657	$30,355

Total fair value of investment securities held to maturity	$18,378	$20,460	$30,206

LOAN PORTFOLIO

The loan portfolio of the Company consisted of the following:

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Commercial	$118,936	$91,746	$80,629	$72,011	$75,738
Commercial loans secured by real estate	285,115	269,781	249,204	225,661	206,204
Real estate-mortgage(1)	214,839	209,728	201,111	201,406	194,605
Consumer	16,676	18,336	20,391	23,285	28,343

Loans	635,566	589,591	551,335	522,363	504,890
Less: Unearned income	471	514	831	1,634	2,926

Loans, net of unearned income	$635,095	$589,077	$550,504	$520,729	$501,964

(1)	For each of the periods presented beginning with December 31, 2007, real estate-construction loans constituted 5.5%, 4.4%, 5.5%, 6.3% and 3.2% of the Company’s total loans, net of unearned income, respectively.

NON-PERFORMING ASSETS

The following table presents information concerning non-performing assets:

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands, except percentages)

Non-accrual loans
Commercial	$3,553	$494	$2,315	$802	$3,282
Commercial loans secured by real estate	225	195	318	606	5,262
Real estate-mortgage	875	1,050	1,070	2,049	1,495
Consumer	585	547	446	412	742

Total	5,238	2,286	4,149	3,869	10,781

Past due 90 days or more and still accruing
Commercial	—	—	—	—	58
Commercial loans secured by real estate	—	—	—	—	10
Consumer	—	3	31	—	30

Total	—	3	31	—	98

Other real estate owned
Commercial loans secured by real estate	—	—	—	—	255
Real estate-mortgage	42	3	130	15	248
Consumer	—	—	5	10	29

Total	42	3	135	25	532

Total non-performing assets	$5,280	$2,292	$4,315	$3,894	$11,411

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.83%	0.39%	0.78%	0.75%	2.26%
Total restructured loans (included in non-accrual loans above)	$1,217	$1,302	$258	$5,685	$698

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Interest income due in accordance with original terms	$215	$214	$213	$469	$670
Interest income recorded	(24)	(55)	(12)	(19)	(119)

Net reduction in interest income	$191	$159	$201	$450	$551

DEPOSITS

The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	At December 31,
	2007		2006		2005
	(In thousands, except percentages)

Demand:
Non-interest bearing	$105,306	—%	$104,266	—%	$107,018	—%
Interest bearing	67,132	1.76	57,817	1.05	54,695	0.41
Savings	71,922	0.76	81,964	0.78	96,819	0.86
Money market	158,947	3.80	172,029	3.34	156,932	2.07
Other time	346,134	4.34	319,220	3.83	284,951	3.04

Total deposits	$749,441	3.54	$735,296	3.05	$700,415	2.18

Interest expense on deposits consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Interest bearing demand	$1,184	$606	$227
Savings	549	644	829
Money market	6,040	5,743	3,256
Certificates of deposit in denominations of $100,000 or more	1,774	1,894	1,378
Other time	13,264	10,345	7,295

Total interest expense	$22,811	$19,232	$12,985

Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2007:

MATURING IN:

(In thousands)

Three months or less	$14,354
Over three through six months	15,270
Over six through twelve months	7,895
Over twelve months	3,871

Total	$41,390

FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

The outstanding balances and related information for federal funds purchased and other short-term borrowings are summarized as follows:

	At December 31, 2007
	Federal	Other
	Funds	Short-Term
	Purchased	Borrowings
	(In thousands,
	except rates)

Balance	$—	$72,210
Maximum indebtedness at any month end	3,430	74,095
Average balance during year	99	19,745
Average rate paid for the year	5.18%	4.89%
Interest rate on year end balance	—	3.88

	At December 31, 2006
	Federal	Other
	Funds	Short-Term
	Purchased	Borrowings
	(In thousands,
	except rates)

Balance	$—	$49,091
Maximum indebtedness at any month end	—	61,728
Average balance during year	43	32,778
Average rate paid for the year	5.69%	5.10%
Interest rate on year end balance	—	5.48

	At December 31, 2005
	Federal	Other
	Funds	Short-Term
	Purchased	Borrowings
	(In thousands,
	except rates)

Balance	$—	$63,184
Maximum indebtedness at any month end	—	150,552
Average balance during year	1	78,151
Average rate paid for the year	4.94%	3.32%
Interest rate on year end balance	—	4.25

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was two days at the end of 2007 and three days at the end of 2006 and 2005.

ITEM 1A.	RISK FACTORS

Investors should carefully consider the risks described below before investing in our common stock. The risks described below are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes. Other corporate information is available at www.AmeriServFinancial.com

Failure to successfully execute our turnaround strategy would adversely affect future earnings.

At the end of 2003, we adopted a turnaround strategy that consisted of three distinct elements. These were:

•	In 2003, stabilizing AmeriServ and taking immediate steps to eliminate or minimize those risk elements that posed a threat to our survival;

•	In 2004 and 2005, initiating steps to eliminate the key structural impediments to sustainable, improved earnings; and

•	Articulating and executing, over the long-term, a strategy centered on community banking and continued expansion of our successful trust business that is intended to produce consistent future earnings.

We believe we accomplished the first two elements of the turnaround strategy. With our earnings growth in 2007, we achieved some success towards the third element of the turnaround. However, this final element of the turnaround requires sustained execution of our business plan to drive our financial performance closer to peer bank levels. If we are unable to achieve the last element of the turnaround strategy, our financial condition and results of operations will not dramatically improve and may deteriorate.

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

The Bank is party to a collective bargaining agreement with the United Steelworkers of America, which represents approximately 61% of our employees. In 2007, our current contract was extended until October 15, 2009. Terms of the contract extension remain the same as the prior contract with the exception of a 2.0% wage increase in the first year, and a 2.5% increase in the second year. As a result of provisions in the contract, generally known as work rules, we sometimes cannot take steps that would reduce our operating costs. Furthermore, to our knowledge, we are one of only 13 unionized banking institutions in the United States. The banking industry is a consolidating industry in which acquisitions are frequent. However, some banking institutions may be reluctant to buy a unionized bank because of a perception that operating costs may be higher or that it could result in unionization of its work force. Additionally, there is the risk of a work stoppage if a new collective bargaining agreement cannot be negotiated before the end of the current agreement. Therefore, our stock price may be adversely affected because investors may conclude that there is a reduced likelihood that we will be acquired or could be an acquiror.

A meaningful portion of our trust business is dependent on a union client base.

In an effort to capitalize on the Bank’s union affiliation, our Trust Company operates the ERECT Funds and the BUILD Funds that seek to attract investment from union pension funds. These funds then use the investments to make loans and/or equity investments on construction projects that use union labor. At December 31, 2007, approximately $415 million was invested by unions in the ERECT and BUILD Funds. This represents approximately 22.0% of the total assets under management held by the Trust Company. Therefore, the Trust Company is dependent on a discrete union client base for a meaningful portion of its assets under management and its resulting revenue and net income.

Changes in interest rates could reduce our income, cash flows and asset values.

Our income, cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, as well as the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in

monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits and borrowings, but it also will affect our ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. This challenge was particularly evident during periods such as 2006 and the first half of 2007 when the yield curve was flat to inverted. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

Because our operations are concentrated in Cambria and Somerset Counties, Pennsylvania, we are subject to economic conditions in this area, which typically lag behind economic activity in other areas.

Our loan and deposit activities are largely based in Cambria and Somerset Counties, located in southwestern Pennsylvania. As a result, our financial performance will depend largely upon economic conditions in this area. Economic activity in this geographic market generally lags behind the economic activity in Pennsylvania and the nation. Similarly, unemployment in this market area is typically higher than the unemployment rate in Pennsylvania and the nation, although this difference has declined in recent years as our local economy has become more diversified. Adverse local economic conditions could cause us to experience a reduction in deposits, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our profitability.

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy of our regional market that affect the ability of our borrowers to repay their loans or the value of the collateral securing these loans.

At December 31, 2007, 63.5% of our net loan portfolio consisted of commercial and commercial mortgage loans, including construction loans. Commercial loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans also are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in our provision for loan losses and an increase in loan charge-offs.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance.

Despite our underwriting criteria, we may experience loan delinquencies and losses for reasons beyond our control, such as general economic conditions. At December 31, 2007, we had nonperforming assets equal to 0.83% of total loans, and loans held for sale, net of unearned income and other real estate owned. In order to absorb losses associated with nonperforming assets, we maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We may be required to increase our allowance for loan losses for any of several reasons. State and federal regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance. In addition, if charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

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

We believe that our ability to compete successfully depends on a number of factors, including:

•	Our ability to build upon existing customer relationships and market position;

•	Competitors’ interest rates and service fees;

•	Our ability to attract and retain a qualified workforce;

•	The scope of our products and services;

•	The relevance of our products and services to customer needs and demands and the rate at which we and our competitors introduce them;

•	Satisfaction of our customers with our customer service; and

•	Industry and general economic trends.

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

We are subject to extensive federal and state banking regulation and supervision. Banking regulations are intended primarily to protect our depositors’ funds and the federal deposit insurance funds, not shareholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth. Failure to meet minimum capital requirements could result in the imposition of limitations on our operations that would adversely impact our operations and could, if capital levels drop significantly, result in our being required to cease operations. Changes in governing law, regulations or regulatory practices could impose additional costs on us or adversely affect our ability to obtain deposits or make loans and, as a consequence, our revenues and profitability.

RISKS ASSOCIATED WITH THE COMPANY’S COMMON STOCK

The Company’s stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations;

•	Operating and stock price performance of other companies that investors deem comparable to the Company;

•	News reports relating to trends, concerns and other issues in the financial services industry;

•	Perceptions in the marketplace regarding the Company and/or its competitors;

•	New technology used, or services offered, by competitors;

•	Changes in government regulations; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The trading volume in the Company’s common stock is less than that of other larger financial services companies.

Although the Company’s common stock is listed for trading on the National Market System (NASDAQ), the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, commonly referred to as the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments from the SEC for the reporting period presented.

ITEM 2.	PROPERTIES

The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus twelve floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 13 other locations which are owned. Ten additional locations are leased with terms expiring from January 1, 2008 to March 31, 2018.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of both management and legal counsel, there is no present basis to conclude that the resolution of these claims will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

As of January 31, 2008, the Company had 5,795 shareholders of its common stock. AmeriServ Financial, Inc.’s common stock is traded on the NASDAQ National Market System under the symbol ASRV. The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

			Cash
	Prices		Dividends
	High	Low	Declared

Year ended December 31, 2007:
First Quarter	$4.85	$4.52	$0.00
Second Quarter	4.77	4.25	0.00
Third Quarter	4.26	3.33	0.00
Fourth Quarter	3.36	2.77	0.00
Year ended December 31, 2006
First Quarter	$5.00	$4.31	$0.00
Second Quarter	5.24	4.50	0.00
Third Quarter	4.96	4.43	0.00
Fourth Quarter	5.00	4.25	0.00

PERFORMANCE GRAPH

The following Performance Graph and related information shall not be deemed “Soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Comparison of Five Year Cumulative Total Returns
Among AmeriServ Financial, Inc., NASDAQ Stock Market,
and NASDAQ Bank Stocks

The following table compares total shareholder returns for the Company over the past five years to the NASDAQ Stock Market and the NASDAQ Bank Stocks assuming a $100 investment made on December 31, 2002. Each of the three measures of cumulative return assumes reinvestment of dividends. The stock performance shown on the graph above is not necessarily indicative of future price performance.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
AmeriServ Financial, Inc.	$100.00	$175.40	$181.40	$153.70	$173.00	$97.20
NASDAQ Stock Market (US Companies)	100.00	150.80	164.60	168.10	185.50	205.30
NASDAQ Bank Stocks	100.00	133.00	151.20	148.30	168.70	135.20

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$49,379	$46,565	$45,865	$50,104	$55,005
Total interest expense	25,156	22,087	21,753	26,638	30,360

Net interest income	24,223	24,478	24,112	23,466	24,645
Provision for loan losses	300	(125)	(175)	1,758	2,961

Net interest income after provision for loan losses	23,923	24,603	24,287	21,708	21,684
Total non-interest income	14,707	12,841	10,209	14,012	16,995
Total non-interest expense	34,672	34,692	49,420	50,091	35,902

Income (loss) from continuing operations before income taxes	3,958	2,752	(14,924)	(14,371)	2,777
Provision (benefit) for income taxes	924	420	(5,902)	(5,845)	587

Income (loss) from continuing operations	3,034	2,332	(9,022)	(8,526)	2,190
Loss from discontinued operations, net of income taxes*	—	—	(119)	(1,193)	(1,641)

Net income (loss)	$3,034	$2,332	$(9,141)	$(9,719)	$549

PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic earnings (loss) per share	$0.14	$0.11	$(0.44)	$(0.58)	$0.16
Diluted earnings (loss) per share	0.14	0.11	(0.44)	(0.58)	0.16
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS*:
Basic loss per share	$—	$—	$(0.01)	$(0.08)	$(0.12)
Diluted loss per share	—	—	(0.01)	(0.08)	(0.12)
PER COMMON SHARE DATA:
Basic earnings (loss) per share	$0.14	$0.11	$(0.45)	$(0.66)	$0.04
Diluted earnings (loss) per share	0.14	0.11	(0.45)	(0.66)	0.04
Cash dividends declared	0.00	0.00	0.00	0.00	0.00
Book value at period end	4.07	3.82	3.82	4.32	5.32
BALANCE SHEET AND OTHER DATA:
Total assets	$904,878	$895,992	$880,176	$1,009,232	$1,148,782
Loans and loans held for sale, net of unearned income	636,155	589,435	550,602	521,416	503,387
Allowance for loan losses	7,252	8,092	9,143	9,893	11,682
Investment securities available for sale	144,941	175,543	201,569	373,584	524,573
Investment securities held to maturity	18,533	20,657	30,355	27,435	28,089
Deposits	710,439	741,755	712,665	644,391	654,597
Total borrowings	82,115	63,122	77,256	269,169	409,064
Stockholders’ equity	90,294	84,684	84,474	85,219	74,270
Full-time equivalent employees	351	369	378	406	413

*	The Company sold its remaining mortgage servicing rights of Standard Mortgage Corporation, its former mortgage servicing subsidiary, in December 2004 and incurred discontinued operations activity of this non-core business in 2005 (see Note 23).

	At or for the Year Ended December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands, except per share data)

SELECTED FINANCIAL RATIOS:
Return on average total equity	3.51%		2.74%		(10.77)%		(11.44)%		0.71%
Return on average assets	0.34		0.27		(0.95)		(0.76)		0.05
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	89.54		79.46		77.26		80.92		76.90
Ratio of average total equity to average assets	9.79		9.73		8.80		6.67		6.67
Interest rate spread	2.54		2.67		2.39		2.01		2.02
Net interest margin	3.06		3.12		2.76		2.28		2.31
Allowance for loan losses as a percentage of loans and loans held for sale, net of unearned income, at period end	1.14		1.37		1.66		1.90		2.32
Non-performing assets as a percentage of loans, loans held for sale and other real estate owned, at period end	0.83		0.39		0.78		0.75		2.26
Net charge-offs as a percentage of average loans and loans held for sale	0.19		0.16		0.11		0.68		0.22
Ratio of earnings to fixed charges and preferred dividends:(1)
Excluding interest on deposits	2.60	X	1.93	X	(1.35	)X	0.12	X	1.15	x
Including interest on deposits	1.16		1.12		0.05		0.46		1.09
Cumulative one year interest rate sensitivity gap ratio, at period end	0.90		0.85		0.89		0.78		0.96

(1)	The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis of financial condition and results of operations of AmeriServ Financial, Inc. should be read in conjunction with the consolidated financial statements of AmeriServ Financial, Inc. including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

SUMMARY OVERVIEW:

There was significant financial turmoil in the national and global market place during the fourth quarter of 2007. Concerns that a credit and liquidity crunch within the banking sector and a weak housing market impacted by risky sub prime lending practices could combine to cause the United States economy to enter a recession in 2008. Because of the actions taken early in the Turnaround effort in 2003, 2004 and 2005, AmeriServ enters this period of uncertainty with strong capital, good asset quality, reduced operating expenses and continued improvement in net income. Additionally, AmeriServ has never made a sub prime mortgage, therefore, it has never sold a sub prime mortgage and it owns no investment securities for which the collateral is sub prime mortgages. A few of the highlights of the fourth quarter of 2007 and some comments about the year as a whole follow.

•	On January 22, 2008, AmeriServ announced fourth quarter net income of $924,000 or $0.04 per share. This was a 59% increase over the $581,000 reported for the fourth quarter of 2006.

•	This level of net income meant that AmeriServ — in the fourth quarter of 2007 — reported a Return on Assets of 0.41%, the highest level reported since the balance sheet restructuring in 2005.

•	Loans Outstanding continued to grow, ending the 2007 year at $636 million. This represented solid growth of $47 million or 7.9% from the December 31, 2006 total.

•	Operating Expenses declined by $69,000 from the third quarter and $20,000 for the full year creating the third consecutive year of declining expenses.

•	Non-Performing Assets increased by $2.8 million over September 30, 2007. However, in early January 2008 the largest non- performing loan in the portfolio was paid off with no loss to the company, returning the coverage of the remaining non- performing assets by the Loan Loss Reserve to approximately 250%.

•	The Net Interest Margin in the fourth quarter was 3.08% or 15 basis points above the fourth quarter of 2006 and demonstrated an improving trend in the second half of 2007.

These fourth quarter highlights, combined with the improvements reported in the preceding quarters of 2007, enabled AmeriServ to report net income for the full year of $3.0 million or $0.14 per share, an increase of $702,000 or 30.1% better than the $2.3 million or $0.11 per share reported for 2006. We believe that this is tangible evidence that the AmeriServ Turnaround continued in 2007 even as conditions in our industry deteriorated. However, it is important to say that while we are pleased to report the continuing recovery of the franchise, we recognize that this level of earnings is still well below the level AmeriServ should be reporting. We remain committed to continue the unrelenting focus on building upon our growing strength in the community banking and trust activities which have been the focus of the Turnaround.

On January 22, 2008, AmeriServ also announced a stock repurchase program with a goal to buy back up to 5% — or approximately 1.1 million — of the outstanding common shares. The Board and management believe this is a positive strategy that will benefit shareholders. During 2007 the common stock prices of most banks were severely punished by investors who were concerned about the spreading turmoil in financial markets. By the end of 2007 many bank stocks, including that of AmeriServ, were selling below their stated book value. With the balance sheet restructuring activities of 2004 and 2005, AmeriServ not only reduced the size of the Company but also reduced the level of risk present on the restructured balance sheet. Concurrently, a maximum effort was effective in reducing the level of non-performing assets below that of AmeriServ’s peer banks. We believe this stock repurchase program will result in positive changes. The number of shares outstanding will be reduced with the goal of improving future earnings per share. This will also allow us to return a portion of Company capital to shareholders while maintaining conservative capital ratios.

For the year ended December 31, 2006, the Company returned to profitability by reporting net income of $2.3 million or $0.11 per share. This compared favorably to the net loss of $9.1 million or ($0.45) per share reported for 2005. These positive 2006 earnings were generated from traditional community banking and trust activities with no complex financial transactions or unusual strategies. These earnings are an indication that the operating losses of 2002 and 2003 have ended and that the balance sheet restructuring losses of 2004 and 2005 have accomplished their stated goal — to reconstitute AmeriServ as a safe and sound community bank with a growing trust and asset management subsidiary.

Specifically when analyzing 2005, the successful completion of a $10.3 million private placement common stock offering on September 29, 2005 provided the Company with the capital to facilitate a series of transactions which were designed to significantly improve the Company’s interest rate risk position and position the Company for future increased earnings performance. These transactions and their related impact on 2005 earnings were as follows: 1) We retired all remaining $100 million of Federal Home Loan Bank (FHLB) convertible advances that had a cost of approximately 6.0% and a 2010 maturity. The Company incurred a $6.5 million pre-tax prepayment penalty to accomplish this transaction. 2) We terminated all interest rate hedges associated with the FHLB debt. The Company incurred a pre-tax termination fee of $5.8 million to eliminate these hedges on which the Company was a net payer. 3) We sold $112 million of investment securities to provide the additional cash needed by the Bank for these FHLB debt and interest rate swap prepayments. The Company incurred a $2.5 million pre-tax loss on these investment security sales. 4) We redeemed at par $7.2 million of our high coupon trust preferred securities for which the Company incurred a $210,000 charge to write-off related unamortized issuance costs which is included within other expense. These transactions were significant factors that caused the Company to report losses in 2005.

However, the execution of these transactions combined with the capital provided from the successful private placement common stock offerings strengthened the Company’s balance sheet and reduced its risk profile.

PERFORMANCE OVERVIEW. . .The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data and ratios)

Net income (loss)	$3,034	$2,332	$(9,141)
Diluted earnings (loss) per share	0.14	0.11	(0.45)
Return on average equity	3.51%	2.74%	(10.77)%

The Company reported net income of $3.0 million or $0.14 per diluted share for 2007. This represents an increase of $702,000 or 30.1% when compared to net income of $2.3 million or $0.11 per diluted share for the full year 2006. The increase in net income in 2007 was due to increased non-interest revenue and lower non-interest expense which more than offset the negative impact of reduced net interest income, a higher provision for loan losses and increased income tax expense. The increase in non-interest revenue was driven by the benefit of the West Chester Capital Advisors acquisition which was completed in March of 2007. Also, the Company benefited from higher trust revenue and increased gains on asset sales in 2007.

The Company reported net income of $2.3 million or $0.11 per diluted share for 2006 compared to a net loss of $9.1 million or ($0.45) per diluted share in 2005. The Company increased earnings in 2006 by generating more revenue from traditional community banking and its trust company while reducing its non-interest expense base. This revenue improvement was evidenced by increased levels of both net interest income and non-interest income. The Company also benefited from a negative loan loss provision for the second consecutive year in 2006 due to the demonstrated sustained improvement in its asset quality. The Company’s financial performance was negatively impacted by increased income tax expense in 2006 after recording an income tax benefit in 2005 due to the large pre-tax loss realized that year from the balance sheet restructuring actions discussed earlier.

NET INTEREST INCOME AND MARGIN. . . .The Company’s net interest income represents the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Net interest income is a primary source of the Company’s earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of earning assets and interest bearing liabilities. The following table summarizes the Company’s net interest income performance for each of the past three years:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except ratios)

Interest income	$49,379	$46,565	$45,865
Interest expense	25,156	22,087	21,753

Net interest income	24,223	24,478	24,112
Tax-equivalent adjustment	91	96	108

Net tax-equivalent interest income	$24,314	$24,574	$24,220

Net interest margin	3.06%	3.12%	2.76%

2007 NET INTEREST PERFORMANCE OVERVIEW. . . The Company’s 2007 net interest income on a tax-equivalent basis decreased by $260,000 or 1.1% from 2006 due to a six basis point drop in the net interest margin to 3.06%. The decline in both net interest income and net interest margin resulted from the Company’s cost of funds increasing at a faster pace than the earning asset yield particularly during the first six months of 2007. This resulted from deposit customer preference for higher yielding certificates of deposit and money market accounts due to the inverted/flat yield curve with short-term interest rates exceeding intermediate to longer term rates during that period. This net interest margin pressure overshadowed solid loan and deposit growth within our community bank. Average loans in 2007 grew by $43 million or 7.7% while average deposits increased by $14 million or 1.9% when compared to 2006. However, it is important to note that the Federal Reserve reductions in short-term interest rates that began late in the third quarter of 2007 favorably impacted the Company. On a quarterly basis, the Company’s net interest margin has shown improvement throughout 2007 increasing from 2.97% in the first quarter to 3.08% in the fourth quarter. This helped to reverse a trend of four consecutive quarters of net interest income and margin contraction experienced in 2006 where the margin declined from 3.20% to a low of 2.93% in the fourth quarter. The Company believes it is well positioned for net interest income and margin expansion in 2008.

COMPONENT CHANGES IN NET INTEREST INCOME:  2007 VERSUS 2006...Regarding the separate components of net interest income, the Company’s total interest income for 2007 increased by $2.8 million or 6.0% when compared to 2006. This increase was due to a 30 basis point increase in the earning asset yield to 6.23%, and was aided by an $8 million increase in average earning assets. Within the earning asset base, the yield on the total loan portfolio increased by 18 basis points to 6.82% and reflects the higher interest rate environment in place during most of 2007 which has allowed the Company to book new loans at rates moderately higher than those currently in the portfolio. The yield on the total investment securities portfolio increased by 12 basis points to 4.08% as the Company has generally elected to not replace maturing lower yielding securities. Also reduced amortization expense on the Company’s lower balance of mortgage-backed securities has favorably impacted the portfolio yield.

The $8 million increase in average earning assets was due to a $43 million or 7.7% increase in average loans partially mitigated by a $38 million or 17.0% reduction in average investment securities. This loan growth was driven by increased commercial and commercial real estate loans as a result of successful new business development efforts. Note that the Company has focused on growing the higher yielding and more rate sensitive commercial loans at a faster rate than the commercial real-estate loans. The decline in investment securities was caused by regularly scheduled maturities and ongoing cash flow from mortgage-backed securities. The Company has elected to utilize this cash from lower yielding investment securities to fund higher yielding loans in an effort to increase the Company’s earning asset yield.

The Company’s total interest expense for 2007 increased by $3.1 million or 13.9% when compared to 2006. This increase in interest expense was due to a higher cost of funds and an increase in total average interest bearing liabilities which were $4.0 million higher in 2007. The total cost of funds for 2007 increased by 43 basis points to 3.69% and was driven up by higher short-term interest rates and increased deposits when compared to 2006. Specifically, total average deposits increased by $14 million or 1.9% compared to 2006, while the cost of interest bearing deposits increased by 49 basis points to 3.54%. The increased cost of deposits reflects the higher short-term interest rate environment for the majority of 2007 as well as a customer movement of funds from lower cost savings accounts into higher yielding certificates of deposit. Average wholesale borrowings declined by $9 million in 2007 and averaged only 2.8% of total assets in 2007.

2006 NET INTEREST PERFORMANCE OVERVIEW. . . The Company’s 2006 net interest income on a tax-equivalent basis increased by $354,000 or 1.5% from 2005. This improvement reflected the benefit of an increased net interest margin which more than offset a reduced level of average earning assets. Specifically, the net interest margin increased by 36 basis points to 3.12% while average earning assets declined by $91 million or 10.4%. Both of these items reflected the benefits of the previously mentioned balance sheet restructuring where the removal of high cost debt from the Company’s balance sheet had resulted in lower levels of both borrowed funds and investment securities. Wholesale borrowings averaged only 3.9% of total assets in 2006 compared to 15.8% of total assets in 2005 while investment securities as a percentage of total assets had declined from 36.5% to 25.4% during this same period. The Company’s net interest margin and net interest income also benefited from increased loans in the earning asset mix as total loans outstanding averaged $564 million in 2006, a $39 million or 7.4% increase from 2005. This loan growth was driven by increased commercial and commercial real estate loans. Total deposits averaged $735 million in 2006, a $35 million or 5.0% increase from 2005 due primarily to increased deposits from the trust company’s operations and increased certificates of deposit as customers demonstrated a preference for this product due to higher short-term interest rates. Overall, the Company generated increased net interest income from a smaller but stronger balance sheet despite the negative impact resulting from a flat to inverted yield curve which pressured the Company’s net interest margin on a quarterly basis throughout 2006.

COMPONENT CHANGES IN NET INTEREST INCOME:  2006 VERSUS 2005... Regarding the separate components of net interest income, the Company’s total interest income for 2006 increased by $688,000 or 1.5%

when compared to 2005. This increase was due to a 69 basis point increase in the earning asset yield to 5.93%, but was partially offset by a $91 million decrease in average earning assets. Within the earning asset base, the yield on the total loan portfolio increased by 39 basis points to 6.64% and reflected the higher interest rate environment in 2006 which allowed the Company to book new loans at rates higher than those in the portfolio. The yield on the total investment securities portfolio increased by 26 basis points to 3.96% due to the repricing of variable rate securities in the higher rate environment and reduced amortization expense on the Company’s lower balance of mortgage-backed securities.

The $91 million decline in average earning assets was due to a $130 million or 37% reduction in average investment securities partially mitigated by a $39 million increase in average loans. The average investment securities decline in 2006 reflects the impact of the Company’s deleveraging and balance sheet repositioning strategies which began in the second half of 2004 and continued throughout 2005. This repositioning involved selling investment securities and using the proceeds to retire borrowings. The increase in average loans reflects successful commercial loan growth as the Company was able to generate new business particularly in commercial real estate loans. This commercial loan growth led to a greater composition of loans in the earning asset mix that favorably impacted the Company’s net interest margin.

The Company’s total interest expense for 2006 increased by $334,000 or 1.5% when compared to 2005. This increase in interest expense was due to a higher cost of funds which more than offset the decline in total average interest bearing liabilities which were $87 million lower in 2006. We deleveraged our balance sheet by reducing high cost FHLB debt and trust preferred securities in the second half of 2005.

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

The table that follows provides an analysis of net interest income on a tax-equivalent basis setting forth (i) average assets, liabilities, and stockholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables loan balances exclude non-accrual loans, but interest income recorded on non-accrual loans on a cash basis, which is deemed to be immaterial, is included in interest income. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of approximately 34% is used to compute tax-equivalent yields.

	Year Ended December 31,
	2007			2006			2005
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(In thousands, except percentages)

Interest earning assets:
Loans, net of unearned income	$607,507	$41,654	6.82%	$564,173	$37,693	6.64%	$525,401	$33,055	6.25%
Deposits with banks	500	20	4.00	706	23	3.26	770	6	0.78
Federal funds sold	2,278	121	5.26	62	3	5.21	—	—	—
Investment securities:
Available for sale	163,860	6,636	3.96	197,256	7,868	3.92	326,533	11,926	3.65
Held to maturity	20,257	1,039	5.04	24,448	1,074	4.39	25,422	986	3.88

Total investment securities	184,117	7,675	4.08	221,704	8,942	3.96	351,955	12,912	3.70

TOTAL INTEREST EARNING ASSETS/ INTEREST INCOME	794,402	49,470	6.23	786,645	46,661	5.93	878,126	45,973	5.24

Non-interest earning assets:
Cash and due from banks	17,750			18,841			21,449
Premises and equipment	8,623			8,324			9,365
Other assets	70,369			68,920			63,401
Assets of discontinued operations	—			—			1,135
Allowance for loan losses	(7,755)			(8,750)			(9,613)

TOTAL ASSETS	$883,389			$873,980			$963,863

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$67,132	$1,184	1.76%	$57,817	$606	1.05%	$54,695	$227	0.41%
Savings	71,922	549	0.76	81,964	643	0.78	96,819	829	0.86
Money market	158,947	6,040	3.80	172,029	5,741	3.34	156,932	3,256	2.07
Other time	346,134	15,038	4.34	319,220	12,242	3.83	284,951	8,673	3.04

Total interest bearing deposits	644,135	22,811	3.54	631,030	19,232	3.05	593,397	12,985	2.18

Federal funds purchased and other short-term borrowings	19,844	972	4.89	32,821	1,672	5.09	78,152	2,599	3.32
Advances from Federal Home Loan Bank	4,852	253	5.22	967	63	6.45	73,924	4,510	6.10
Guaranteed junior subordinated deferrable interest debentures	13,085	1,120	8.57	13,085	1,120	8.57	19,345	1,659	8.58

TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	681,916	25,156	3.69	677,903	22,087	3.26	764,818	21,753	2.85

Non-interest bearing liabilities:
Demand deposits	105,306			104,266			107,018
Liabilities of discontinued operations	—			—			379
Other liabilities	9,703			6,765			6,780
Stockholders’ equity	86,464			85,046			84,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$883,389			$873,980			$963,863

Interest rate spread			2.54			2.67			2.39
Net interest income/net interest margin		24,314	3.06%		24,574	3.12%		24,220	2.76%
Tax-equivalent adjustment		(91)			(96)			(108)

Net interest income		$24,223			$24,478			$24,112

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

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) due to Change in:			Increase (Decrease) due to Change in:
	Average			Average
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

INTEREST EARNED ON:
Loans, net of unearned income	$2,928	$1,033	$3,961	$2,513	$2,125	$4,638
Deposits with banks	(14)	11	(3)	—	17	17
Federal funds sold	118	—	118	3	—	3
Investment securities:
Available for sale	(1,286)	79	(1,207)	(4,990)	932	(4,058)
Held to maturity	(257)	197	(60)	(36)	124	88

Total investment securities	(1,543)	276	(1,267)	(5,026)	1,056	(3,970)

Total interest income	1,489	1,320	2,809	(2,510)	3,198	688

INTEREST PAID ON:
Interest bearing demand deposits	111	467	578	13	366	379
Savings deposits	(78)	(16)	(94)	(116)	(70)	(186)
Money market	(369)	668	299	337	2,148	2,485
Other time deposits	1,084	1,712	2,796	1,139	2,430	3,569
Federal funds purchased and other short-term borrowings	(637)	(63)	(700)	(1,964)	1,037	(927)
Advances from Federal Home Loan Bank	199	(9)	190	(4,721)	274	(4,447)
Guaranteed junior subordinated deferrable interest debentures	—	—	—	(537)	(2)	(539)

Total interest expense	310	2,759	3,069	(5,849)	6,183	334

Change in net interest income	$1,179	$(1,439)	$(260)	$3,339	$(2,985)	$354

LOAN QUALITY. . .AmeriServ Financial’s written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic credit review is required. The Company’s policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. The Company defines classified loans as those loans rated substandard or doubtful. The Company has also identified three pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for small business loans $250,000 or less, residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment. The following table sets forth information concerning AmeriServ Financial’s loan delinquency and other non-performing assets.

	At December 31,
	2007	2006	2005
	(In thousands, except percentages)

Total loan past due 30 to 89 days	$3,559	$2,991	$4,361
Total non-accrual loans	5,238	2,286	4,149
Total non-performing assets(1)	5,280	2,292	4,315
Loan delinquency as a percentage of total loans and loans held for sale, net of unearned income	0.56%	0.51%	0.79%
Non-accrual loans as a percentage of total loans and loans held for sale, net of unearned income	0.82	0.39	0.75
Non-performing assets as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.83	0.39	0.78

(1)	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments and (iii) other real estate owned.

Loan delinquency levels have now remained below 1% for the past three years and reflect the improved loan portfolio quality. This stability resulted from the Company’s diligent focus on improving asset quality as one of the core strategies of the Company’s turnaround. Non-performing assets totaled $5.3 million or 0.83% of total loans at December 31, 2007 which represented an increase from the approximate $2.4 million non-performing asset total at December 31, 2006. The increase during the fourth quarter of 2007 resulted primarily from the transfer of a $2.4 million commercial real-estate loan into non-accrual status. The Company is pleased to report that this non-performing loan was subsequently paid-off in January 2008 with no loss to the bank.

Overall, the Company had one loan totaling $1.2 million at December 31, 2007, that had been restructured which involved granting loan rates less than that of the market rate.

While we are pleased with the sustained improvement in asset quality, we continue to closely monitor the portfolio given the number of relatively large sized commercial and commercial real estate loans within the portfolio. As of December 31, 2007, the 25 largest credits represented 31.4% of total loans outstanding.

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

Year Ended December 31,
2007	2006	2005	2004	2003
(In thousands, except ratios and percentages)

Balance at beginning of year	$8,092	$9,143	$9,893	$11,682	$10,035
Transfer to reserve for unfunded loan commitments	—	—	—	(122)	(139)

Charge-offs:
Commercial	(934)	(769)	(214)	(1,107)	(425)
Commercial loans secured by real estate	(12)	(2)	(113)	(1,928)	(172)
Real estate-mortgage	(79)	(76)	(145)	(139)	(331)
Consumer	(307)	(397)	(403)	(867)	(645)

Total charge-offs	(1,332)	(1,244)	(875)	(4,041)	(1,573)

Recoveries:
Commercial	40	115	77	410	170
Commercial loans secured by real estate	38	41	15	7	2
Real estate-mortgage	12	19	52	65	63
Consumer	102	143	156	134	163

Total recoveries	192	318	300	616	398

Net charge-offs	(1,140)	(926)	(575)	(3,425)	(1,175)
Provision for loan losses	300	(125)	(175)	1,758	2,961

Balance at end of year	$7,252	$8,092	$9,143	$9,893	$11,682

Loans and loans held for sale, net of unearned income:
Average for the year	$610,685	$567,435	$528,545	$503,742	$525,604
At December 31	636,155	589,435	550,602	521,416	503,387
As a percent of average loans and loans held for sale:
Net charge-offs	0.19%	0.16%	0.11%	0.68%	0.22%
Provision for loan losses	0.05	(0.02)	(0.03)	0.35	0.56
Allowance for loan losses	1.19	1.43	1.73	1.96	2.22
Allowance as a percent of each of the following:
Total loans and loans held for sale, net of unearned income	1.14	1.37	1.66	1.90	2.32
Total delinquent loans (past due 30 to 89 days)	203.77	270.54	209.65	298.79	79.82
Total non-accrual loans	138.45	353.98	220.37	255.70	108.36
Total non-performing assets	137.35	353.05	211.89	254.06	102.37
Allowance as a multiple of net charge-offs	6.36	x	8.74	x	15.90	x	2.89	x	9.94	x
Total classified loans	$10,839	$15,163	$20,208	$22,921	$35,135

For 2007, the provision for loan losses amounted to $300,000 compared to a negative loan loss provision of $125,000 for 2006 and $175,000 for 2005. The Company did experience higher net charge-offs in 2007, as net charge-offs amounted to $1.1 million or 0.19% of total loans compared to net charge-offs of $926,000 or 0.16% of total loans for 2006 and net charge-offs of $575,000 or 0.11% of total loans in 2005. Note that the Company’s

2007 net charge-offs were materially impacted by a third quarter $875,000 complete charge-off of a commercial loan that resulted from fraud committed by the borrower. Classified loans have now declined for four consecutive years from a high point of $35.1 million at December 31, 2003 to $10.8 million at December 31, 2007. This is another metric that demonstrates the sustained improvement in asset quality that the Company has experienced.

Additionally, at December 31, 2007, the allowance for loan losses as a percentage of total loans amounted to 1.14% compared to 1.37% at December 31, 2006 and 1.66% at December 31, 2005. The drop in this ratio since December 31, 2005 is due to a decrease in the size of the allowance for loan loss combined with an increase in total loans. The Company’s allowance for loan loss coverage of non-performing assets amounted to 137% at December 31, 2007 compared to 353% at December 31, 2006 and 212% at December 31, 2005.

The following schedule sets forth the allocation of the allowance for loan losses among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

	At December 31,
	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
	Amount	to Loans	Amount	to Loans	Amount	to Loans	Amount	to Loans	Amount	to Loans
	(In thousands, except percentages)

Commercial	$2,074	18.7%	$2,361	15.6%	$3,312	14.6%	$2,173	13.8%	$2,623	15.0%
Commercial loans secured by real estate	3,632	44.8	3,546	45.8	3,644	45.3	5,519	43.2	7,120	41.0
Real estate-mortgage	316	33.9	424	35.6	381	36.5	346	38.9	376	38.9
Consumer	835	2.6	1,000	3.0	1,022	3.6	1,074	4.1	853	5.1
Allocation to general risk	395	—	761	—	784	—	781	—	710	—

Total	$7,252	100.0%	$8,092	100.0%	$9,143	100.0%	$9,893	100.0%	$11,682	100.0%

Even though residential real estate-mortgage loans comprise 33.9% of the Company’s total loan portfolio, only $316,000 or 4.4% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company’s five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company’s historical loss experience in these categories, and other qualitative factors.

Based on the Company’s allowance for loan loss methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the allowance for loan losses was adequate at December 31, 2007 to cover losses within the Company’s loan portfolio.

NON-INTEREST INCOME. . Non-interest income for 2007 totaled $14.7 million; a $1.9 million or 14.5% increase from the 2006 performance. Factors contributing to the net increase in non-interest income in 2007 included:

•	a $974,000 increase in investment advisory fees resulting from the acquisition of West Chester Capital Advisors in March of 2007.

•	a $234,000 or 3.6% increase in trust fees due to continued successful new business development efforts. Over the past year, the fair market value of trust customer assets has grown by 5.9% to $1.9 billion at December 31, 2007.

•	a $202,000 increase in gains realized on residential mortgage loan sales into the secondary market in 2007. There were $26.3 million of residential mortgage loans sold into the secondary market in 2007 compared to $11.5 million in 2006.

•	other income increased by $377,000 in 2007 or 15.4% due in part to a $200,000 gain realized on the sale of a bank owned operations facility that was no longer being fully utilized. The Company also benefited from a $69,000 gain realized on the sale of a closed branch facility in the third quarter of 2007.

Non-interest income for 2006 totaled $12.8 million; a $2.6 million or 25.8% increase from the 2005 performance. Factors contributing to the net increase in non-interest income in 2006 included:

•	the Company realized $2.5 million of investment security losses in 2005 in conjunction with its balance sheet restructuring. There were no investment security losses realized in 2006.

•	a $390,000 or 6.4% increase in trust fees due to continued successful business development efforts in both the union and traditional trust product lines.

•	a $190,000 increase in bank owned life insurance proceeds due largely to the payment of a death claim in 2006.

•	a $104,000 decrease in gains realized on loan sales into the secondary market due to weaker residential mortgage loan production in 2006. Overall, there were $5.8 million fewer loans sold into the secondary market in 2006 when compared to 2005.

•	other income declined by $204,000 in 2006 or 7.7% due to reduced revenues from AmeriServ Associates, a subsidiary that previously provided asset liability management and investment consulting services to smaller community banks, that was closed in the second quarter of 2006 because it no longer fit the Company’s strategic direction.

NON-INTEREST EXPENSE. . . Non-interest expense for 2007 totaled $34.7 million, a $20,000 decrease from the 2006 performance. Note that this overall decline in total non-interest expense occurred even after the inclusion of $820,000 of non-interest expenses from the newly acquired West Chester Capital Advisors. Factors contributing to the net decrease in non-interest expense in 2007 included:

•	salaries and employee benefits increased by $670,000 or 3.6% due primarily to $588,000 of personnel costs related to the West Chester Capital Advisors acquisition and an $85,000 curtailment charge for an early retirement program.

•	equipment expense decreased by $304,000 or 12.9% due to lower depreciation expense and maintenance costs.

•	FDIC deposit insurance expense declined by $104,000 or 54.2% due to the termination of the Memorandum of Understanding that the Company had been operating under in the first quarter of 2006.

•	other expenses declined by $268,000 due to a recovery on a previous mortgage loan securitization and our continuing focus on cost reduction and rationalization that has resulted in numerous expense reductions in categories such as software amortization, collection costs, telephone costs, and other taxes and insurance.

Non-interest expense for 2006 totaled $34.7 million, a $14.7 million or 29.8% decrease from the 2005 performance. Factors contributing to the net decrease in non-interest expense in 2006 included:

•	the Company incurred $12.3 million in charges related to FHLB prepayment penalties and interest rate hedge termination costs in conjunction with its balance sheet restructuring in 2005. There were no such charges in 2006.

•	professional fees decreased by $1.0 million or 24.4% due to lower legal costs and external audit fees. The Company also experienced a reduction in costs related to Sarbanes Oxley Section 404 compliance in 2006 as the professional costs associated with the first year implementation were higher in 2005.

•	salaries and employee benefits decreased by $393,000 or 2.1% due primarily to 17 fewer full time equivalent employees (FTE) in 2006. The closure of AmeriServ Associates was responsible for a reduction of 8 of these FTE.

•	miscellaneous taxes and insurance declined by $195,000 or 11.1% due largely to reduced premium costs for professional insurance coverage.

•	other expenses declined by $433,000 as our continuing focus on cost reduction and rationalization has resulted in numerous expense reductions in categories such as collection costs, business development expenses, telephone costs, and other real estate owned expense. Also, the Company incurred a $210,000 charge to write-off unamortized issuance costs related to the redemption of trust preferred securities in 2005. There was no such charge in 2006.

INCOME TAX EXPENSE. . . For the full year 2007, the Company recorded an income tax expense of $924,000, which reflects an effective tax rate of 23.3%. This compares to $420,000 of income tax expense or an effective tax rate of approximately 15.3% in 2006 compared to an income tax benefit of approximately $5.9 million for 2005. The higher effective tax rate in 2007 resulted from the Company’s improved profitability. As part of the 2006 tax expense, the Company did benefit from the elimination of a $100,000 income tax valuation allowance related to the deductibility of charitable contributions that management determined was no longer needed given the level of taxable income generated by the Company in 2006. The Company’s largest source of tax-free income is from bank owned life insurance which is the primary reason why the effective tax rate is lower than the statutory rate in all years.

SEGMENT RESULTS. . . Retail banking’s net income contribution was $2.0 million in 2007 compared to $1.2 million for 2006. The retail banking net income contribution was up from the prior year due to higher non-interest income and lower non-interest expense. This more than offset reduced net interest income and higher provision for loan losses. These same factors were also responsible for the $704,000 improvement in net income between 2006 and 2005. The reduced net interest income in both 2006 and 2007 reflected increased deposit costs due to the negative impact that the flat to inverted yield curve had on shifting customers into higher cost certificates of deposit.

The commercial lending segment increased its profitability by generating net income of $3.2 million in 2007 compared to $2.6 million of net income earned in 2006. The improved performance in 2007 was caused by increased net interest income resulting from the greater level of commercial loans outstanding. This more than offset higher non-interest expense and an increased provision for loan losses. Assets within the commercial lending segment increased by $70 million or 21.2% during 2007. When 2006 is compared to 2005, the net income contribution increased by $1.2 million for this segment again due largely to higher net interest income resulting from commercial loan growth. Improved asset quality also allowed the Company to release a portion of our allowance for loan losses into earnings in both 2006 and 2005.

The trust segment’s net income contribution in 2007 amounted to $1.8 million which was up $99,000 from the prior year. Successful new business development and the acquisition of West Chester Capital Advisors caused revenues to increase at a faster pace than expenses in 2007. Between 2006 and 2005, the trust segment’s net income contribution increased by $303,000 due to increased revenue and controlled expenses. The diversification of the revenue-generating divisions within the trust segment is also one of the primary reasons for its successful profitable growth over the past several years. The specialized union collective funds are expected to continue to be a unique growth niche for the trust company. The union collective investment funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor. The union funds have attracted several international labor unions as investors as well as many local unions from a number of states. The market value of these union funds totaled $415 million at December 31, 2007. Overall, since December 31, 2006, the fair market value of all trust assets combined with the West Chester Capital acquisition caused customer assets to increase by $242 million or 13.6% to $1.9 billion at December 31, 2007.

The investment/parent segment reported a net loss of $3.9 million in 2007 which was greater than the net loss of $3.2 million realized in 2006, but significantly less than the net loss of $12.2 million realized in 2005. The lower level of net interest income in this segment in 2007 reflects the negative impact of the inverted/flat yield curve with short-term rates exceeding intermediate to longer term rates during the first eight months of 2007. This more than offset the benefit of lower non-interest expenses. Note that the loss in 2005 was due primarily to the previously discussed balance sheet restructuring actions which were executed to reduce the Company’s risk profile and improve our earnings power. Specifically in 2005, these restructuring actions included $12.3 million of FHLB debt and interest rate hedge prepayment penalties and $2.6 million of losses realized on investment security sales.

For greater discussion on the future strategic direction of the Company’s key business segments, see Forward Looking Statement which begins on page 38.

BALANCE SHEET. . . The Company’s total consolidated assets were $905 million at December 31, 2007, compared with $896 million at December 31, 2006, which represents an increase of $8.9 million or 1.0%. This higher level of assets resulted primarily from an increased level of loans. The Company’s loans totaled $636 million at December 31, 2007, an increase of $47 million or 7.9% from year-end 2006 due to commercial loan growth. Investment securities declined by $33 million in 2007 as investment portfolio cash flow has been used to either fund loan growth or pay-down borrowings. Goodwill increased by $4.0 million to $13.5 million as a result of the West Chester Capital Advisors acquisition.

The Company’s deposits totaled $710 million at December 31, 2007, which was $31 million or 4.2% lower than December 31, 2006. This decrease was due entirely to a $39 million decline in Trust Company specialty deposits related to the Build and Erect Funds as wholesale borrowings provided the Company with a lower cost funding source than these deposits in the fourth quarter of 2007. The remainder of the deposit increase was due to increased certificates of deposit and growth in non-interest bearing demand deposits. Total borrowed funds increased by $32 million due to the replacement of the Trust specialty deposits with lower rate short-term borrowed funds and FHLB advances. Total stockholders’ equity increased to approximately $90 million at December 31, 2007 from $85 million at December 31, 2006 due to the retention of all earnings and a reduced accumulated other comprehensive loss due to the improved value of the Company’s available for sale investment securities in 2007. The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at December 31, 2007 of 9.74%. The Company’s book value per share at December 31, 2007 was $4.07.

LIQUIDITY. . The Bank’s liquidity position has been sufficient during the last several years when the Bank was undergoing a turnaround and return to traditional community banking. Our core deposit base has first remained stable and then grown throughout this period and has been adequate to fund the Bank’s operations. Cash flow from prepayments and amortization of securities that was used to reduce FHLB borrowings has not adversely affected the Bank’s liquidity. We expect that liquidity will continue to be adequate as we transform the balance sheet to one that is more loan dependent.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $1.0 million from December 31, 2006, to December 31, 2007, due primarily to $10.3 million of cash provided by operating activities. This was partially offset by $9.2 million of cash used in investing activities. Within investing activities, proceeds from investment security maturities exceeded cash used for limited purchases of new investment securities by $32.1 million. This reflected the Company’s ongoing strategy of using cash from the investment portfolio to fund loans. Cash advanced for new loan fundings and purchases totaled $214 million and was $46 million more than the cash received from loan principal payments and sales. Note that both the level of new loan fundings and existing loan payoffs were sharply higher in 2007 when compared to the prior two years. Within financing activities, the Company experienced a net $31.3 million decline in deposits due to less utilization of specialty deposits from the Trust Company. The Company largely replaced these deposits with increased short-term FHLB borrowings and advances due to more attractive funding costs.

The Company used $1.0 million of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in 2007 and $2.2 million of cash to acquire West Chester Capital Advisors. There was no cash used for common stock cash dividends payments to shareholders in any of the past three years. The parent company had $4.1 million of cash and short-term investments at December 31, 2007.

Dividend payments from subsidiaries and the settlement of the inter-company tax position also provide ongoing cash to the parent. As of January 1, 2008, the subsidiary bank had $4.6 million of cash available for dividend upstream to the parent as the bank’s 2004 and 2005 loss years are no longer part of the dividend upstream calculation. On January 22, 2008, the Company announced a stock repurchase program with a goal to buy back up to 5% — or approximately 1.1 million — of the outstanding common shares.

Financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, banker’s acceptances, and commercial paper. These assets totaled $8 million at both December 31, 2007 and December 31, 2006. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the Federal Home Loan Bank which provides the opportunity to obtain short- to longer-term advances based upon the Bank’s investment in assets secured by one- to four-family residential real estate. At December 31, 2007, the bank had immediately available $218 million of overnight borrowing capability at the FHLB and $18 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

CAPITAL RESOURCES. . . The Company exceeds all regulatory capital ratios for each of the periods presented. The Company continues to be considered well capitalized as the asset leverage ratio was 9.74% at December 31, 2007 compared to 10.54% at December 31, 2006. Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios. At December 31, 2007, accumulated other comprehensive loss amounted to $4.0 million. Additionally, the amortization of $865,000 of core deposit intangible assets has favorably impacted tangible capital. The tangible equity to asset ratio was 8.52% at December 31, 2007. We anticipate that our capital ratios may decline modestly during 2008 as we expect to return capital to our shareholders through the execution of the stock repurchase program that was discussed earlier.

INTEREST RATE SENSITIVITY. . . Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company’s net interest income, net income and capital. The management and measurement of interest rate risk at AmeriServ Financial is performed by using the following tools: 1) simulation modeling which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling incorporates assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3) static GAP analysis which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company’s Board of Directors on an ongoing basis.

The following table presents a summary of the Company’s static GAP positions at December 31, 2007:

			Over		Over
			3 Months		6 Months
	3 Months		through		through		Over
Interest Sensitivity Period	or Less		6 Months		1 Year		1 Year		Total
	(In thousands, except ratios and percentages)

RATE SENSITIVE ASSETS:
Loans and loans held for sale	$169,747		$41,332		$86,501		$331,323		$628,903
Investment securities	13,655		15,949		32,137		101,733		163,474
Regulatory stock	5,079		—		—		2,125		7,204
Short-term assets	197		—		—		—		197
Bank owned life insurance	—		—		32,864		—		32,864

Total rate sensitive assets	$188,678		$57,281		$151,502		$435,181		$832,642

RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing deposits	$—		$—		$—		$113,380		$113,380
NOW	9,243		—		—		53,956		63,199
Money market	106,987		—		—		10,986		117,973
Other savings	17,289		—		—		51,866		69,155
Certificates of deposit of $100,000 or more	14,354		15,270		7,895		3,871		41,390
Other time deposits	110,587		31,215		55,837		107,703		305,642

Total deposits	258,460		46,485		63,732		341,762		710,439
Borrowings	72,222		12		24		22,942		95,200

Total rate sensitive liabilities	$330,682		$46,497		$63,756		$364,704		$805,639

INTEREST SENSITIVITY GAP:
Interval	(142,004)		10,784		87,746		70,477		—
Cumulative	$(142,004)		$(131,220)		$(43,474)		$27,003		$27,003

Period GAP ratio	0.57	X	1.23	X	2.38	X	1.19	X
Cumulative GAP ratio	0.57		0.65		0.90		1.03
Ratio of cumulative GAP to total assets	(15.69)%		(14.50)%		(4.80)%		2.98%

When December 31, 2007, is compared to December 31, 2006, the ratio of the cumulative GAP to total assets up to the one year time frame became less negative increasing from -7.80% to -4.80% due to an anticipated increase in asset prepayment speeds. This negative gap positioning suggests that the Company’s net interest income should benefit from the recent reductions in short-term interest rates.

Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company’s asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/ − 7.5% which include interest rate movements of 200 basis points. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.

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

	Variability of	Change in
	Net Interest	Market Value of
Interest Rate Scenario	Income	Portfolio Equity

200 bp increase	(2.7)%	7.8%
100 bp increase	0.3	5.7
100 bp decrease	(1.9)	(12.3)
200 bp decrease	(8.9)	(32.9)

The market value of portfolio equity increases in the upward rate shocks due to improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurred in both downward rate shocks due to a reduced value for core deposits. Overall, the Company is within its policy guidelines for the interest rate simulations.

Within the investment portfolio at December 31, 2007, 90% of the portfolio is classified as available for sale and 10% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity but has no impact on regulatory capital. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market. The Company also periodically sells 15-year fixed rate mortgage loans into the secondary market as well.

The amount of loans outstanding by category as of December 31, 2007, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

		More
		than One
	One	Year
	Year or	through	Over Five	Total
	Less	Five Years	Years	Loans
	(In thousands, except ratios)

Commercial	$36,461	$66,550	$15,925	$118,936
Commercial loans secured by real estate	29,967	103,524	151,624	285,115
Real estate-mortgage	40,748	75,862	99,289	215,899
Consumer	2,763	4,694	9,219	16,676

Total	$109,939	$250,630	$276,057	$636,626

Loans with fixed-rate	$54,294	$160,737	$155,567	$370,600
Loans with floating-rate	55,645	89,893	120,490	266,026

Total	$109,939	$250,630	$276,057	$636,626

Percent composition of maturity	17.3%	39.3%	43.4%	100.0%
Fixed-rate loans as a percentage of total loans				58.2%
Floating-rate loans as a percentage of total loans				41.8%

The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

CONTRACTUAL OBLIGATIONS. . .The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments due in
	Note	One Year	One to Three	Three to Five	Over Five
	Reference	or Less	Years	Years	Years	Total
	(In thousands)

Deposits without a stated maturity	8	$363,707	$—	$—	$—	$363,707
Certificates of deposit*	8	245,387	78,661	29,039	24,234	377,321
Borrowed funds*	10	76,001	10,443	146	819	87,409
Guaranteed junior subordinated deferrable interest debentures*	10	—	—	—	33,264	33,264
Pension obligation	13	1,100	—	—	—	1,100
Lease commitments	14	582	970	524	502	2,578

*	Includes interest based upon interest rates in effect at December 31, 2007. Future changes in market interest rates could materially affect contractual amounts to be paid.

OFF BALANCE SHEET ARRANGEMENTS. . . The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $93,583,000 and standby letters of credit of $7,884,000 as of December 31, 2007. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2007, there were no interest rate contracts outstanding.

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

Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $5.7 million, or 79%, of the total allowance for credit losses at December 31, 2007 has been allotted to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

ACCOUNT — Income Taxes

BALANCE SHEET REFERENCE — Deferred Tax Asset and Current Taxes Payable

INCOME STATEMENT REFERENCE — Provision for Income Taxes

DESCRIPTION

In accordance with the liability method of accounting for income taxes specified in Statement of Financial Accounting Standards (FAS) #109, “Accounting for Income Taxes” the provision for income taxes is the sum of income taxes both currently payable and deferred. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of asset and liabilities for financial reporting purposes and the basis of assets and liabilities as measured by the enacted tax rates that management estimates will be in effect when the differences reverse.

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2007, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2007, 100% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by Government agencies, U.S. Treasury or

Government sponsored agencies. The Company believes the price movements in these securities are dependent upon the movement in market interest rates. The Company’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

FORWARD LOOKING STATEMENT.  . .

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and our growing Trust Company. In accordance with our strategic plan, our focus encompasses the following:

•	Customer Service — it is the existing and prospective customer that AmeriServ must satisfy. This means good products and fair prices. But it also means quick response time and professional competence. It means speedy problem resolution and a minimizing of bureaucratic frustrations. AmeriServ is training and motivating its staff to meet these standards.

•	Revenue Growth — It is necessary for AmeriServ to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas. This challenge will be met by seeking to exceed customer expectations in every area. An examination of the peer bank database provides ample proof that a well executed community banking business model can generate a reliable and rewarding revenue stream.

•	Expense Rationalization — a quick review of recent AmeriServ financial statements tells the story of a continuing process of expense rationalization. This has not been a program of broad based cuts but has been targeted so AmeriServ stays strong but spends less. However, this initiative takes on new importance because it is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

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

2. COMMERCIAL LENDING — this business unit is already in a growth mode. It has totally revised procedures and has recruited an experienced professional staff. But it also has the skills and energy to provide financial advice and counsel. The challenge is to shorten response time, to eliminate bureaucracy and to always understand the needs of the customer. This business unit has already proven its value, while now only in the early stages of working to maximize its potential.

3. TRUST COMPANY — the Trust Company has already proven its ability to grow its assets under management along with its fees. It has restructured itself into a true 21st Century business model which has improved its marketplace focus. It has a positive investment performance record which enables it to excel in traditional trust functions such as wealth management. But also, it has shown creativity in building a position of substance in the vast world of union managed pension funds. Resources will continue to be channeled to the Trust Company so that this kind of creativity can continue to lead to new opportunities. Also, synergies need to be developed between the Trust Company and West Chester Capital Advisors so that revenue growth can be further enhanced.

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

For information regarding the market risk of the Company’s financial instruments, see Interest Rate Sensitivity in the MD&A presented on pages 33-35. The Company’s principal market risk exposure is to interest rates.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2007	2006
	(In thousands)

ASSETS
Cash and due from depository institutions	$24,715	$23,491
Interest bearing deposits	197	413

Cash and cash equivalents	24,912	23,904

Investment securities:
Available for sale	144,941	175,543
Held to maturity (market value $18,378 at December 31, 2007 and $20,460 at December 31, 2006)	18,533	20,657
Loans held for sale	1,060	358
Loans	635,566	589,591
Less: Unearned income	471	514
Allowance for loan losses	7,252	8,092

Net loans	627,843	580,985

Premises and equipment, net	8,450	8,562
Accrued income receivable	4,032	4,165
Goodwill	13,497	9,544
Core deposit intangibles	973	1,838
Bank owned life insurance	32,864	32,256
Net deferred tax asset	13,750	15,837
Regulatory stock	7,204	5,355
Other assets	6,819	16,988

TOTAL ASSETS	$904,878	$895,992

LIABILITIES
Non-interest bearing deposits	$113,380	$107,559
Interest bearing deposits	597,059	634,196

Total deposits	710,439	741,755

Short-term borrowings	72,210	49,091
Advances from Federal Home Loan Bank	9,905	946
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085

Total borrowed funds	95,200	63,122

Other liabilities	8,945	6,431

TOTAL LIABILITIES	814,584	811,308

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding on December 31, 2007, and 2006	—	—
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,279,916 shares issued and 22,188,997 shares outstanding on December 31, 2007; 26,247,013 shares issued and 22,156,094 shares outstanding on December 31, 2006	65,700	65,618
Treasury stock at cost, 4,090,919 shares on December 31, 2007 and 2006	(65,824)	(65,824)
Capital surplus	78,788	78,739
Retained earnings	15,602	12,568
Accumulated other comprehensive loss, net	(3,972)	(6,417)

TOTAL STOCKHOLDERS’ EQUITY	90,294	84,684

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$904,878	$895,992

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except
	per share data)

INTEREST INCOME
Interest and fees on loans:
Taxable	$41,345	$37,366	$32,685
Tax exempt	218	231	262
Deposits with banks	20	23	6
Federal funds sold	121	3	—
Investment securities:
Available for sale	6,636	7,868	11,926
Held to maturity	1,039	1,074	986

Total Interest Income	49,379	46,565	45,865

INTEREST EXPENSE
Deposits	22,811	19,232	12,985
Short-term borrowings	972	1,672	2,599
Advances from Federal Home Loan Bank	253	63	4,510
Guaranteed junior subordinated deferrable interest debentures	1,120	1,120	1,659

Total Interest Expense	25,156	22,087	21,753

Net Interest Income	24,223	24,478	24,112
Provision for loan losses	300	(125)	(175)

Net Interest Income after Provision for Loan Losses	23,923	24,603	24,287

NON-INTEREST INCOME
Trust fees	6,753	6,519	6,129
Net gains on loans held for sale	307	105	209
Net realized losses on investment securities	—	—	(2,499)
Service charges on deposit accounts	2,579	2,561	2,700
Investment advisory fees	974	—	—
Bank owned life insurance	1,268	1,207	1,017
Other income	2,826	2,449	2,653

Total Non-Interest Income	14,707	12,841	10,209

NON-INTEREST EXPENSE
Salaries and employee benefits	19,339	18,669	19,062
Net occupancy expense	2,494	2,410	2,552
Equipment expense	2,045	2,349	2,509
Professional fees	3,197	3,208	4,242
Supplies, postage, and freight	1,211	1,167	1,154
Miscellaneous taxes and insurance	1,436	1,567	1,762
FDIC deposit insurance expense	88	192	289
Amortization of core deposit intangibles	865	865	865
Federal Home Loan Bank and hedge prepayment penalties	—	—	12,287
Other expense	3,997	4,265	4,698

Total Non-Interest Expense	34,672	34,692	49,420

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,958	2,752	(14,924)
Provision (benefit) for income taxes	924	420	(5,902)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,034	2,332	(9,022)
LOSS FROM DISCONTINUED OPERATIONS NET OF TAX BENEFIT $(61)	—	—	(119)

NET INCOME (LOSS)	$3,034	$2,332	$(9,141)

PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic:
Income (loss)	$0.14	$0.11	$(0.44)
Average number of shares outstanding	22,171	22,141	20,340
Diluted:
Income (loss)	$0.14	$0.11	$(0.44)
Average number of shares outstanding	22,173	22,149	20,340
PER COMMON SHARE DATA:
Basic:
Net income (loss)	$0.14	$0.11	$(0.45)
Average number of shares outstanding	22,171	22,141	20,340
Diluted:
Net income (loss)	$0.14	$0.11	$(0.45)
Average number of shares outstanding	22,173	22,149	20,340
Cash dividends declared	$0.00	$0.00	$0.00

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$3,034	$2,332	$(9,141)
Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	21	—	—
Income tax effect	(7)	—	—
Unrealized holding gains (losses) on available for sale securities arising during period	3,683	1,309	(3,605)
Income tax effect	(1,252)	(444)	1,226
Reclassification adjustment for losses on available for sale securities included in net loss	—	—	2,499
Income tax effect	—	—	(850)

Other comprehensive income (loss)	2,445	865	(730)

Comprehensive income (loss)	$5,479	$3,197	$(9,871)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

COMMON STOCK
Balance at beginning of period	$65,618	$65,508	$59,522
Stock options exercised/new shares issued	82	110	67
Shares issued from private offering	—	—	5,919

Balance at end of period	65,700	65,618	65,508

TREASURY STOCK
Balance at beginning of period	(65,824)	(65,824)	(65,824)

Balance at end of period	(65,824)	(65,824)	(65,824)

CAPITAL SURPLUS
Balance at beginning of period	78,739	78,620	75,480
Stock options exercised/new shares issued	37	64	66
Stock option expense	12	55	—
Shares issued from private offering, net of issuance costs	—	—	3,074

Balance at end of period	78,788	78,739	78,620

RETAINED EARNINGS
Balance at beginning of period	12,568	10,236	19,377
Net income (loss)	3,034	2,332	(9,141)

Balance at end of period	15,602	12,568	10,236

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(6,417)	(4,066)	(3,336)
Cumulative effect of adoption of change in accounting for pension obligation, net of tax effect	—	(3,216)	—
Other comprehensive income (loss)	2,445	865	(730)

Balance at end of period	(3,972)	(6,417)	(4,066)

TOTAL STOCKHOLDERS’ EQUITY	$90,294	$84,684	$84,474

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	(In thousands)

OPERATING ACTIVITIES
Net income (loss)	$3,034	$2,332	$(9,141)
Loss from discontinued operations	—	—	(119)

Income (loss) from continuing operations	3,034	2,332	(9,022)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Provision for loan losses	300	(125)	(175)
Depreciation and amortization expense	1,505	1,700	1,817
Amortization expense of core deposit intangibles	865	865	865
Net amortization of investment securities	387	597	1,560
Net realized losses on investment securities — available for sale	—	—	2,499
Net gain on sale of fixed assets	(248)	—	—
Net realized gains on loans held for sale	(307)	(105)	(209)
Amortization of deferred loan fees	(518)	(393)	(421)
Loss on prepayment of interest rate swaps	—	—	5,825
Origination of mortgage loans held for sale	(26,720)	(11,714)	(16,807)
Sales of mortgage loans held for sale	26,325	11,454	17,298
Write-off of debt issuance costs	—	—	210
Decrease (increase) in accrued interest receivable	133	(40)	163
Increase (decrease) in accrued interest payable	530	1,029	(707)
Net decrease (increase) in other assets	2,047	(1,148)	(10,605)
Net increase in other liabilities	3,000	627	889

Net cash provided by (used in) operating activities from continuing operations	10,333	5,079	(6,820)
Net cash used in operating activities from discontinued operations	—	—	(597)

Net cash provided by (used in) operating activities	10,333	5,079	(7,417)

INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(6,768)	(8,823)	(32,469)
Purchase of investment securities — held to maturity	—	(1,500)	—
Purchase of regulatory stock	(5,824)	(3,363)	—
Proceeds from maturities of investment securities — available for sale	42,639	28,088	60,086
Proceeds from maturities of investment securities — held to maturity	2,054	11,104	3,701
Proceeds from sales of investment securities — available for sale	—	—	132,595
Proceeds from redemption of regulatory stock	3,975	4,996	—
Long-term loans originated	(180,558)	(142,247)	(119,012)
Principal collected on long-term loans	163,819	112,027	110,991
Loans purchased or participated	(33,762)	(10,004)	(22,104)
Loans sold or participated	4,500	1,600	1,000
Net increase in other short-term loans	(332)	(377)	(497)
Purchases of premises and equipment	(1,667)	(1,597)	(1,028)
Proceeds from sale/retirement of premises and equipment	522	50	210
Acquisition of West Chester Capital Advisors	2,200	—	—

Net cash (used in) provided by investing activities	(9,202)	(10,046)	133,473

FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(31,316)	22,608	68,264
Net increase (decrease) in other short-term borrowings	23,119	(14,093)	(88,751)
Principal advances on advances from Federal Home Loan Bank	9,004	—	—
Principal repayments on advances from Federal Home Loan Bank	(45)	(41)	(100,039)
Cancellation payment of interest rate swaps	—	—	(5,825)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(1,016)	(1,016)	(1,546)
Redemption of guaranteed junior subordinated deferrable interest debentures	—	—	(7,200)
Proceeds from dividend reinvestment and stock purchase plan and stock options exercised	131	173	133
Private placement issuance of common stock	—	—	10,300
Costs associated with private placement	—	—	(1,482)

Net cash (used in) provided by financing activities	(123)	7,631	(126,146)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,008	2,664	(90)
CASH AND CASH EQUIVALENTS AT JANUARY 1	23,904	21,240	21,330

CASH AND CASH EQUIVALENTS AT DECEMBER 31	$24,912	$23,904	$21,240

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At and for the Years Ended
December 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND NATURE OF OPERATIONS:

AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 19 banking locations in five southwestern Pennsylvania counties. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $1.9 billion at December 31, 2007. On March 7, 2007, the Bank completed the acquisition of West Chester Capital Advisors (WCCA). WCCA is a registered investment advisor with expertise in large cap stocks and at December 31, 2007 had $137 million in assets under management.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of AmeriServ Financial, Inc. and its wholly-owned subsidiaries, AmeriServ Financial Bank (the Bank), Trust Company, and AmeriServ Life Insurance Company (AmeriServ Life). The Bank is a state-chartered full service bank with 19 locations in Pennsylvania. On March 7, 2007, the Bank completed the acquisition of West Chester Capital Advisors (WCCA). WCCA is a registered investment advisor with expertise in large cap stocks and at December 31, 2007 had $137 million in assets under management. Standard Mortgage Corporation of Georgia (SMC), a former wholly-owned subsidiary of the Bank, was a mortgage banking company whose business included the servicing of mortgage loans. The Company sold its remaining mortgage servicing rights in December 2004 and discontinued the operations of this non-core business in 2005 (see Note 23). AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates and the differences may be material to the consolidated financial statements. The Company’s most significant estimate is the allowance for loan losses.

INVESTMENT SECURITIES:

Securities are classified at the time of purchase as investment securities held to maturity if it is management’s intent and the Company has the ability to hold the securities until maturity. These held to maturity securities are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount which is computed using the level yield method which approximates the effective interest method. Alternatively, securities are classified as available for sale if it is management’s intent at the time of purchase to hold the securities for an indefinite period of time and/or to use the securities as part of the Company’s asset/liability management strategy. Securities classified as available for sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, and other factors (such as liquidity requirements). These available for sale securities are reported at fair value with unrealized aggregate appreciation/depreciation excluded from income and credited/charged to accumulated other comprehensive income/loss within stockholders’ equity on a net of tax basis. Any securities classified as trading assets are reported at fair value with unrealized aggregate appreciation/depreciation included in income on a net of tax basis. The Company does not engage in trading activity. Realized gains or losses on securities sold are computed upon the adjusted cost of the specific securities sold. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.

LOANS:

Interest income is recognized using methods which approximate a level yield related to principal amounts outstanding. The Bank discontinues the accrual of interest income when loans become 90 days past due in either principal or interest. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. Payments received on non-accrual loans are credited to principal until full recovery of principal has been recognized; or the loan has been returned to accrual status. The only exception to this policy is for residential mortgage loans wherein interest income is recognized on a cash basis as payments are received. A non-accrual commercial loan is placed on accrual status after becoming current and remaining current for twelve consecutive payments. Residential mortgage loans are placed on accrual status upon becoming current.

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

ALLOWANCE FOR LOAN LOSSES AND CHARGE-OFF PROCEDURES:

As a financial institution, which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the Company consistently applies a comprehensive methodology and procedural discipline to perform an analysis which is updated on a quarterly basis at the Bank level to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

•	review of all criticized and impaired loans with balances over $250,000 ($100,000 for loans classified as doubtful or worse) to determine if any specific reserve allocations are required on an individual loan basis. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. For impaired loans the measurement of impairment may be based upon: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the observable market price of the impaired loan; or 3) the fair value of the collateral of a collateral dependent loan.

•	The application of formula driven reserve allocations for all commercial and commercial real-estate loans by using a three-year migration analysis of net losses incurred within each risk grade for the entire commercial

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan portfolio. The difference between estimated and actual losses is reconciled through the nature of the migration analysis.

•	The application of formula driven reserve allocations to consumer and mortgage loans which are based upon historical net charge-off experience for those loan types. The residential mortgage loan allocation is based upon the Company’s five-year historical average of actual loan net charge-offs experienced in that category. The same methodology is used to determine the allocation for consumer loans except the allocation is based upon an average of the most recent actual three-year historical net charge-off experience for consumer loans.

•	The application of formula driven reserve allocations to all outstanding loans is based upon review of historical losses and qualitative factors, which include but are not limited to, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions.

•	Management recognizes that there may be events or economic factors that have occurred affecting specific borrowers or segments of borrowers that may not yet be fully reflected in the information that the Company uses for arriving at reserves for a specific loan or portfolio segment. Therefore, the Company believes that there is estimation risk associated with the use of specific and formula driven allowances.

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

The Company’s policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. The Company defines classified loans as those loans rated substandard or doubtful. The Company has also identified three pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for small business loans $250,000 or less, residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and removed from the pool if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT:

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BANK-OWNED LIFE INSURANCE:

The Company has purchased life insurance policies on certain employees. These policies are recorded on the Consolidated Balance Sheet at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in bank owned life insurance within non-interest income.

INTANGIBLE ASSETS:

Core deposit intangible assets are amortized over their useful lives, which do not exceed 10 years. Prior to January 1, 2002, goodwill was amortized using the straight-line method over a period of 15 years. Beginning in 2002, the Company ceased amortizing goodwill in accordance with Financial Accounting Statement #142 (FAS #142). Goodwill and core deposit intangibles are reviewed for impairment at least on an annual basis or when events occur that could result in impairment.

EARNINGS PER COMMON SHARE:

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options to purchase 220,892, 213,974, and 134,349 shares of common stock were outstanding during 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

STOCK-BASED COMPENSATION:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (FAS) #123(R) “Share-Based Payment” using the “modified prospective” method. Under this method, awards that are granted, modified, or vested after December 15, 2005, are measured and accounted for in accordance with FAS #123(R). The Company recognized $12,000 and $55,000 of pretax compensation expense for the year 2007 and 2006. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for the grants: risk-free interest rates ranging from 3.41% to 4.70%; expected lives of 10 years; expected volatility ranging from 33.39% to 39.65% and expected dividend yields of 0%.

The Company has stock based compensation plans, which are described more fully in Note 17 Stock Compensation Plans. Prior to FAS #123(R), the Company accounted for these plans under Accounting Principles Board Opinion #25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation expense had been reflected in net income as all rights and options to purchase the Company’s stock granted under these plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the income from continuing operations and earnings per share as

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (FAS) #123, “Accounting for Stock-Based Compensation,” to stock compensation plans.

PRO FORMA NET LOSS
AND LOSS PER SHARE

Year Ended December 31,
2005
(In thousands, except per
share data)

Net loss, as reported	$(9,022)
Less: Total stock compensation expense determined under the fair value method for all awards, net of related tax effects	(74)

Pro forma net loss	$(9,096)

Loss per share:
Basic as reported	$(0.44)
Basic pro forma	(0.45)
Diluted as reported	(0.44)
Diluted pro forma	(0.45)

COMPREHENSIVE LOSS:

For the Company, comprehensive loss includes net income, unfunded pension obligation and unrealized holding gains and losses from available for sale investment securities. The balances of accumulated other comprehensive loss were $(3,972,000), $(6,417,000) and $(4,066,000) at December 31, 2007, 2006 and 2005, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS:

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell. The Company made $138,000 in income tax payments in 2007; $169,000 in 2006; and $54,000 in 2005. The Company made total interest payments of $24,626,000 in 2007; $21,058,000 in 2006; and $22,460,000 in 2005.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate swaps, the interest differential to be paid or received is accrued by the Company and recognized as an adjustment to interest income or interest expense of the underlying assets or liabilities being hedged. Because only interest payments are exchanged, the cash requirement and exposure to credit risk are significantly less than the notional amount.

Any premium or transaction fee incurred to purchase interest rate caps or floors is deferred and amortized to interest income or interest expense over the term of the contract. Unamortized premiums related to the purchase of caps and floors are included in other assets on the consolidated balance sheets. There were no interest rate contracts in place at December 31, 2007 or December 31, 2006.

RECENT ACCOUNTING STANDARDS:

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Company presently does not expect to elect to adopt this standard.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF did not have a material effect on the Company’s results of operations or financial position.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF did not have a material effect on the Company’s results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this EITF did not have a material effect on the Company’s results of operations or financial position.

2.	CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2007 and 2006, included $9,107,000 and $8,481,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.

3.	INVESTMENT SECURITIES

The cost basis and fair values of investment securities are summarized as follows:

Investment securities available for sale:

	At December 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$6,006	$5	$—	$6,011
U.S. Agency	38,041	44	(12)	38,073
U.S. Agency mortgage-backed securities	98,484	105	(1,328)	97,261
Other securities	3,598	—	(2)	3,596

Total	$146,129	$154	$(1,342)	$144,941

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment securities held to maturity:

	At December 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$3,153	$55	$—	$3,208
U.S. Agency	3,473	23	—	3,496
U.S. Agency mortgage-backed securities	6,157	13	—	6,170
Other securities	5,750	—	(246)	5,504

Total	$18,533	$91	$(246)	$18,378

Investment securities available for sale:

	At December 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$6,011	$—	$(164)	$5,847
U.S. Agency	57,636	7	(1,021)	56,622
U.S. Agency mortgage-backed securities	113,460	22	(3,800)	109,682
Other securities	3,362	30	—	3,392

Total	$180,469	$59	$(4,985)	$175,543

Investment securities held to maturity:

	At December 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$3,220	$—	$(69)	$3,151
U.S. Agency	3,471	—	(75)	3,396
U.S. Agency mortgage-backed securities	7,216	—	(53)	7,163
Other securities	6,750	—	—	6,750

Total	$20,657	$—	$(197)	$20,460

Realized gains and losses are calculated by the specific identification method.

Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2007, 94.3% of the portfolio was rated AAA as compared to 94.8% at December 31, 2006. Less than 1.0% of the portfolio was rated below A or unrated on December 31, 2007. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders’ equity at December 31, 2007.

The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $146,365,000 at December 31, 2007 and $182,552,000 at December 31, 2006. The Company had realized no security gains or losses on available for sale securities in 2007 or 2006. The Company realized $78,000 of gross investment security gains and $2,577,000 of

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gross investment security losses on available for sale securities in 2005. On a net basis, the realized losses amounted to ($1,649,000) in 2005 after factoring in the tax benefit of ($850,000) for 2005. The Company realized no gross investment security gains and losses on held to maturity securities in 2007, 2006 or 2005. Proceeds from sales of investment securities were zero during 2007 and 2006 and $133 million during 2005.

The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2007. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. Average maturities are based upon the original contractual maturity dates with the exception of mortgage-backed securities for which the average lives were used. At December 31, 2007, the Company’s consolidated investment securities portfolio had a modified duration of approximately 1.98 years. The weighted average expected maturity for available for sale securities at December 31, 2007 for U.S. Treasury, U.S. Agency, U.S. Agency Mortgage-Backed, and other securities was 0.87, 1.73, 4.73, and 1.0 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2007 for U.S. Treasury, U.S. Agency, U.S. Agency Mortgage-Backed and other securities was 1.94, 5.16, 5.01 and 1.42 years.

Investment securities available for sale:

	At December 31, 2007
			After 1 Year		After 5 Years
			But Within		But Within
	Within 1 Year		5 Years		10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(In thousands, except yields)

COST BASIS U.S. Treasury	$6,006	3.39%	$—	—%	$—	—%	$—	—%	$6,006	3.39%
U.S. Agency	1,983	4.61	36,058	4.38	—	—	—	—	38,041	4.39
U.S. Agency mortgage-backed securities	—	—	61,097	4.19	28,580	4.15	8,807	3.98	98,484	4.16
Other securities	3,598	4.92	—	—	—	—	—	—	3,598	4.92

Total investment securities available for sale	$11,587	4.07%	$97,155	4.26%	$28,580	4.15%	$8,807	3.98%	$146,129	4.21%

FAIR VALUE U.S. Treasury	$6,011		$—		$—		$—		$6,011
U.S. Agency	1,984		36,089		—		—		38,073
U.S. Agency mortgage-backed securities	—		60,258		28,328		8,675		97,261
Other securities	3,596		—		—		—		3,596

Total investment securities available for sale	$11,591		$96,347		$28,328		$8,675		$144,941

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment securities held to maturity:

	At December 31, 2007
					After 5 Years
			After 1 Year But		But Within
	Within 1 Year		Within 5 Years		10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In thousands, except yields)

COST BASIS
U.S. Treasury	$—	—%	$3,153	3.98%	$—	—%	$—	—%	$3,153	3.98%
U.S. Agency	—	—	—	—	3,473	5.22	—	—	3,473	5.22
U.S. Agency mortgage-backed securities	—	—	5,110	5.49	1,047	5.50	—	—	6,157	5.50
Other securities	2,500	5.62	3,250	5.78	—	—	—		5,750	5.71

Total investment securities held to maturity	$2,500	5.62%	$11,513	5.16%	$4,520	5.28%	$—	—%	$18,533	5.25%

FAIR VALUE
U.S. Treasury	$—		$3,208		$—		$—		$3,208
U.S. Agency	—		—		3,496		—		3,496
U.S. Agency mortgage-backed securities	—		5,122		1,048		—		6,170
Other securities	2,452		3,052		—		—		5,504

Total investment securities held to maturity	$2.452		$11,382		$4,544		$—		$18,378

The following tables present information concerning investments with unrealized losses as of December 31, 2007 (in thousands):

Investment securities available for sale:

	Less Than 12 Months		12 Months Or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Agency	$—	$—	$25,963	$(12)	$25,963	$(12)
U.S. Agency mortgage-backed securities	4,388	(31)	81,085	(1,297)	85,473	(1,328)
Other	22	(2)	—	—	22	(2)

Total investment securities available for sale	$4,410	$(33)	$107,048	$(1,309)	$111,458	$(1,342)

Investment securities held to maturity:

	Less Than 12 Months		12 Months Or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Other	$—	$—	$5,504	$(246)	$5,504	$(246)

Total investment securities held to maturity	$—	$—	$5,504	$(246)	$5,504	$(246)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information concerning investments with unrealized losses as of December 31, 2006 (in thousands):

Investment securities available for sale:

	Less Than 12 Months		12 Months Or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$996	$(2)	$4,851	$(162)	$5,847	$(164)
U.S. Agency	—	—	49,554	(1,021)	49,554	(1,021)
U.S. Agency mortgage-backed securities	1,948	(5)	105,151	(3,795)	107,099	(3,800)

Total investment securities available for sale	$2,944	$(7)	$159,556	$(4,978)	$162,500	$(4,985)

Investment securities held to maturity:

	Less Than 12 Months		12 Months Or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$3,151	$(69)	$3,151	$(69)
U.S. Agency	—	—	3,396	(75)	3,396	(75)
U.S. Agency mortgage-backed securities	3,005	(17)	4,158	(36)	7,163	(53)

Total investment securities held to maturity	$3,005	$(17)	$10,705	$(180)	$13,710	$(197)

For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. There are 37 positions that are temporarily impaired at December 31, 2007. The Company reviews its position quarterly and has asserted that at December 31, 2007, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability to hold those securities to maturity or to allow a market recovery.

4.	LOANS

The loan portfolio of the Company consisted of the following:

	At December 31,
	2007	2006
	(In thousands)

Commercial	$118,936	$91,746
Commercial loans secured by real estate	285,115	269,781
Real estate-mortgage	214,839	209,728
Consumer	16,676	18,336

Loans	635,566	589,591
Less: Unearned income	471	514

Loans, net of unearned income	$635,095	$589,077

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real estate construction loans comprised 5.5% and 4.4% of total loans net of unearned income at December 31, 2007 and 2006, respectively. The Company has no exposure to sub prime mortgage loans in either the loan or investment portfolios. The Company has no direct credit exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2007 and 2006, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.

In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $4,729,000 and $3,977,000 at December 31, 2007 and 2006, respectively. An analysis of these related party loans follows:

	Year Ended
	December 31,
	2007	2006
	(In thousands)

Balance January 1	$3,977	$4,250
New loans	1,457	350
Payments	(705)	(623)

Balance December 31	$4,729	$3,977

5.	ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Balance January 1	$8,092	$9,143	$9,893
Provision for loan losses	300	(125)	(175)
Recoveries on loans previously charged-off	192	318	300
Loans charged-off	(1,332)	(1,244)	(875)

Balance December 31	$7,252	$8,092	$9,143

6.	NON-PERFORMING ASSETS

Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments, and (iii) other real estate owned (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets).

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information concerning non-performing assets:

	At December 31,
	2007	2006	2005
	(In thousands, except percentages)

Non-accrual loans
Commercial	$3,553	$494	$2,315
Commercial loans secured by real estate	225	195	318
Real estate-mortgage	875	1,050	1,070
Consumer	585	547	446

Total	5,238	2,286	4,149

Past due 90 days or more and still accruing
Consumer	—	3	31

Total	—	3	31

Other real estate owned
Real estate-mortgage	42	3	130
Consumer	—	—	5

Total	42	3	135

Total non-performing assets	$5,280	$2,292	$4,315

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.83%	0.39%	0.78%
Total restructured loans (included in non-accrual loans above)	$1,217	$1,302	$258

The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

The Company had loans totaling $3,778,000 and $9,582,000 being specifically identified as impaired and a corresponding allocation reserve of $694,000 and $1,835,000 at December 31, 2007 and 2006, respectively. The average outstanding balance for loans being specifically identified as impaired was $3,907,000 for 2007 and $10,872,000 for 2006. A majority of the impaired loans are collateral dependent, therefore the fair value of the collateral of the impaired loans is evaluated in measuring the impairment. The interest income recognized on impaired loans during 2007, 2006 and 2005 was $262,000, $725,000 and $833,000, respectively.

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

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Interest income due in accordance with original terms	$215	$214	$213
Interest income recorded	(24)	(55)	(12)

Net reduction in interest income	$191	$159	$201

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PREMISES AND EQUIPMENT

An analysis of premises and equipment follows:

	At December 31,
	2007	2006
	(In thousands)

Land	$1,208	$1,714
Premises	20,041	19,198
Furniture and equipment	15,681	15,087
Leasehold improvements	612	618

Total at cost	37,542	36,617
Less: Accumulated depreciation and amortization	29,092	28,055

Net book value	$8,450	$8,562

The Company recorded depreciation expense of $1.5 million, $1.7 million and $1.8 million for 2007, 2006 and 2005, respectively.

8.	DEPOSITS

The following table sets forth the balance of the Company’s deposits:

	At December 31,
	2007	2006
	(In thousands)

Demand:
Non-interest bearing	$113,380	$107,559
Interest bearing	63,199	58,047
Savings	69,155	74,452
Money market	117,973	174,118
Certificates of deposit in denominations of $100,000 or more	41,390	30,580
Other time	305,342	296,999

Total deposits	$710,439	$741,755

Interest expense on deposits consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Interest bearing demand	$1,184	$606	$227
Savings	549	644	829
Money market	6,040	5,743	3,256
Certificates of deposit in denominations of $100,000 or more	1,774	1,894	1,378
Other time	13,264	10,345	7,295

Total interest expense	$22,811	$19,232	$12,985

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2007 maturing in the periods presented:

		Certificates of
		Deposit
Year	Other Time Deposits	of $100,000 or More
	(In thousands)

2008	$197,638	$37,519
2009	48,094	2,310
2010	18,776	400
2011	8,640	561
2012	14,411	238
2013 and after	17,783	362

Total	$305,342	$41,390

The aggregate amount of time certificates of deposit with a minimum denomination of $100,000 and individual retirement accounts with a minimum denomination of $250,000 was $85 million and $968,000, respectively, at December 31, 2007. Time certificates of deposit in excess of $100,000 and individual retirement accounts in excess of $250,000 are not federally insured.

The maturities on certificates of deposit greater than $100,000 or more as of December 31, 2007, are as follows:

MATURING IN:

(In thousands)

Three months or less	$32,692
Over three through six months	18,847
Over six through twelve months	13,821
Over twelve months	19,282

Total	$84,642

9.	FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

The outstanding balances and related information for federal funds purchased and other short-term borrowings are summarized as follows:

	At December 31, 2007
	Federal	Other
	Funds	Short-Term
	Purchased	Borrowings
	(In thousands, except rates)

Balance	$—	$72,210
Maximum indebtedness at any month end	3,430	74,095
Average balance during year	99	19,745
Average rate paid for the year	5.18%	4.89%
Interest rate on year end balance	—	3.88

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2006
	Federal	Other
	Funds	Short-Term
	Purchased	Borrowings
	(In thousands, except rates)

Balance	$—	$49,091
Maximum indebtedness at any month end	—	61,728
Average balance during year	43	32,778
Average rate paid for the year	5.69%	5.10%
Interest rate on year end balance	—	5.48

Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.

These borrowing transactions can range from overnight to one year in maturity. The average maturity was two days at the end of 2007 and three days at the end of 2006.

10.	ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Borrowings and advances from the FHLB consist of the following:

	At December 31, 2007
	Weighted
Maturing	Average Yield	Balance
	(In thousands)

Overnight	3.88%	$72,210
2009	4.62	9,004
2010 and after	6.45	901

Total advances	4.79	9,905

Total FHLB borrowings	3.99%	$82,115

	At December 31, 2006
	Weighted
	Maturing
Maturing	Average Yield	Balance
	(In thousands)

Overnight	5.48%	$49,091
2011 and after	6.45	946

Total FHLB borrowings	5.50%	$50,037

The Company’s subsidiary bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the bank’s investment in assets secured by one-to four-family residential real estate. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rate on the advances is fixed until the maturity of the advance. All FHLB stock, along with an interest in certain mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guaranteed Junior Subordinated Deferrable Interest Debentures:

On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $318,000 as of December 31, 2007 and are included in other assets on the consolidated balance sheet, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. AmeriServ Financial Capital Trust I was deconsolidated in the first quarter of 2004 in accordance with FASB Interpretation #46(R) Consolidation of Variable Interest Entities (FIN 46(R)). The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The balance as of December 31, 2007 and 2006 was $13.1 million.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2007 and 2006, were as follows:

	2007		2006
	Estimated	Recorded	Estimated	Recorded
	Fair Value	Book Balance	Fair Value	Book Balance
	(In thousands)

FINANCIAL ASSETS:
Investment securities	$163,319	$163,474	$196,603	$196,200
Regulatory stock	7,204	7,204	5,355	5,355
Net loans (including loans held for sale), net of allowance for loan loss	632,609	628,903	579,691	581,343
Bank owned life insurance	32,864	32,864	32,256	32,256
FINANCIAL LIABILITIES:
Deposits with no stated maturities	$363,707	$363,707	$414,176	$414,176
Deposits with stated maturities	347,361	346,732	326,752	327,579
Short-term borrowings	72,210	72,210	49,091	49,091
All other borrowings	25,811	22,990	16,181	14,031

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There is not a material difference between the notional amount and the estimated fair value of the off-balance sheet items which total $93.6 million at December 31, 2007, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

12.	INCOME TAXES

The expense (benefit) for income taxes is summarized below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current	$116	$76	$(471)
Deferred	808	344	(5,431)

Income tax expense (benefit) from continuing operations	924	420	(5,902)
Deferred income tax benefit from discontinued operations	—	—	(61)

Income tax expense (benefit)	$924	$420	$(5,963)

The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	Year Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands, except percentages)

Income tax expense (benefit) based on federal statutory rate	$1,346	34.0%	$936	34.0%	$(5,074)	(34.0)%
Tax exempt income	(506)	(12.8)	(478)	(17.4)	(424)	(2.8)
Reversal of valuation allowance	—	—	(100)	(3.6)	—	—
Reversal of contingency reserves	—	—	—	—	(475)	(3.2)
Other	84	2.1	62	2.3	71	0.5

Income tax expense (benefit) from continuing operations	924	23.3	420	15.3	(5,902)	(39.6)
Income tax benefit from discontinued operations	—	—	—	—	(61)	(33.9)

Total expense (benefit) for income taxes	$924	23.3%	$420	15.3%	$(5,963)	(39.5)%

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007 and 2006, deferred taxes are included in the accompanying Consolidated Balance Sheets. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	At December 31,
	2007	2006
	(In thousands)

DEFERRED TAX ASSETS:
Allowance for loan losses	$2,465	$2,751
Unfunded commitment reserve	135	112
Premises and equipment	876	431
Accrued pension obligation	100	108
Unrealized investment security losses	403	1,675
Net operating loss carryforwards	8,539	10,318
Alternative minimum tax credits	1,132	994
Other	332	274

Total tax assets	13,982	16,663

DEFERRED TAX LIABILITIES:
Investment accretion	(26)	(26)
Lease accounting	—	(702)
Other	(206)	(98)

Total tax liabilities	(232)	(826)

Net deferred tax asset	$13,750	$15,837

As part of the 2006 tax expense, the Company did benefit from the elimination of a $100,000 income tax valuation allowance related to the deductibility of charitable contributions that management determined was no longer needed given the level of taxable income generated by the Company in 2006. At December 31, 2007, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize all net operating loss carryforwards and AMT tax credits.

The change in net deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2007	2006
	(In thousands)

Investment write-ups due to FAS #115, charged to equity	$(1,272)	$(452)
Cumulative effect of adoption of change in accounting for pension obligation	(7)	1,657
Reversal of valuation allowance	—	100
Deferred provision for income taxes	(808)	(444)

Net (decrease) increase	$(2,087)	$861

The Company has alternative minimum tax credit carryforwards of approximately $1.1 million at December 31, 2007. These credits have an indefinite carryforward period. The Company also has a $25.1 million net operating loss carryforward that will begin to expire in the year 2024.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements.

13.	EMPLOYEE BENEFIT PLANS

PENSION PLANS:

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. The Company’s funding policy has been to contribute annually an amount that will ensure that the total value of the plans assets will exceed the accumulated benefit obligation. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock valued at $576,000 and is limited to 10% of the plans assets), mutual funds, and short-term cash equivalent instruments.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PENSION BENEFITS:

	Year Ended December 31,
	2007	2006
	(In thousands, except percentages)

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$15,410	$14,158
Service cost	927	882
Interest cost	880	816
Actuarial loss	109	85
Special termination benefits	85	—
Benefits paid	(1,180)	(531)

Benefit obligation at end of year	16,231	15,410

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	15,091	12,956
Actual return on plan assets	918	1,166
Employer contributions	1,100	1,500
Benefits paid	(1,180)	(531)

Fair value of plan assets at end of year	15,929	15,091

Funded status of the plan — under funded	$(302)	$(319)

AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive income (loss) consists of:
Transition asset	$17	$(109)
Prior service cost	(4)	(17)
Net actuarial (loss) gain	(34)	4,998

Total	$(21)	$4,872

	Year Ended December 31,
	2007	2006
	(In thousands)

ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$14,254	$13,486

	Year Ended December 31,
	2007	2006
	(Percentages)

WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	6.00%	6.00%
Salary scale	2.50	2.50

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$927	$882	$855
Interest cost	880	816	806
Expected return on plan assets	(1,146)	(1,007)	(924)
Amortization of prior year service cost	4	4	4
Amortization of transition asset	(17)	(17)	(17)
Recognized net actuarial loss due to special termination benefit	85	—	—
Recognized net actuarial loss	370	398	383

Net periodic pension cost	$1,103	$1,076	$1,107

The estimated net loss, prior service cost and transition asset for the defined benefit pension plan that be will amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $341,000, $(17,000), and $4,000, respectively.

	Year Ended December 31,
	2007	2006	2005
	(Percenttages)

WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	2.50	2.50	2.50

The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 15 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of 50% to 60% of plan assets.

PLAN ASSETS:

The plan’s measurement date is December 31, 2007. This plan’s asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	2007	2006

ASSET CATEGORY:
Equity securities	59%	64%
Debt securities and short-term investments	41	36

Total	100%	100%

The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, 3.6% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:

The Bank presently expects that the contribution to be made to the Plan in 2008 will be comparable with recent years of approximately $1.1 million.

ESTIMATED FUTURE BENEFIT PAYMENTS:

The following benefit payments, which reflect future service, as appropriate, are expected to be paid (in thousands).

2008	$1,493
2009	1,467
2010	1,847
2011	1,965
2012	1,972
Years 2013 — 2017	11,175

401(k) PLAN:

The Bank maintains a qualified 401(k) plan that allows for participation by Bank employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts, and the Bank contributes 4% of salaries for union members who are in the plan. Contributions by the Bank charged to operations were $218,000 and $195,000 for the years ended December 31, 2007 and 2006, respectively. The fair value of plan assets includes $293,000 pertaining to the value of the Company’s common stock that is held by the plan at December 31, 2007.

Except for the above benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.

14.	LEASE COMMITMENTS

The Company’s obligation for future minimum lease payments on operating leases at December 31, 2007, is as follows:

Future Minimum
Year	Lease Payments
(In thousands)

2008	$582
2009	520
2010	449
2011	352
2012	171
2013 and thereafter	502

In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance. Rent expense included in total non-interest expense amounted to $492,000, $423,000 and $388,000, in 2007, 2006, and 2005, respectively.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2007 the Company had various outstanding commitments to extend credit approximating $93,583,000 and standby letters of credit of $7,884,000, compared to commitments to extend credit of $125,863,000 and standby letters of credit of $8,472,000 at December 31, 2006. Standby letters of credit had terms ranging from 1 to 4 years. Standby letters of credit of approximately $5.1 million were secured as of December 31, 2007 and approximately $5.6 million at December 31, 2006. The carrying amount of the liability for AmeriServ obligations related to standby letters of credit was $398,000 at December 31, 2007 and $330,000 at December 31, 2006.

Pursuant to its bylaws, the Company provides indemnification to its directors and officers against certain liabilities incurred as a result of their service on behalf of the Company. In connection with this indemnification obligation, the Company advances on behalf of covered individuals costs incurred in defending against certain claims. Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

16.	PRIVATE PLACEMENT OFFERINGS

On September 27, 2005, the Company entered into agreements with institutional investors for a $10.3 million private placement of common stock. The agreements secured commitments from these investors to purchase 2.4 million of the Company’s shares at a price of $4.35 per share.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (FAS) #123(R) “Share-Based Payment” using the “modified perspective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with FAS #123(R). As a result of this adoption the Company recognized $12,000 of pretax compensation expense for the year 2007 and $56,000 in 2006.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s Stock Incentive Plan at December 31, 2007, 2006, and 2005, and changes during the years then ended is presented in the table and narrative following:

	Year Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	247,208	$5.03	372,645	$5.33	393,848	$5.31
Granted	900	4.60	1,233	4.70	11,492	5.34
Exercised	(5,834)	2.71	(21,667)	3.21	(3,352)	4.27
Forfeited	(13,882)	5.02	(105,003)	6.46	(29,343)	5.23

Outstanding at end of year	228,392	5.09	247,208	5.03	372,645	5.33

Exercisable at end of year	227,381	5.09	223,314	4.93	303,653	5.25
Weighted average fair value of options granted in current year		$2.59		$2.69		$2.99

A total of 227,381 of the 228,392 options outstanding at December 31, 2007, have exercise prices between $2.31 and $6.10, with a weighted average exercise price of $5.09 and a weighted average remaining contractual life of 3.97 years. Options outstanding at December 31, 2007 reflect option ranges of: $2.31 to $3.49 totaling 7,500 options which have a weighted average exercise price of $2.70 and a weighted average remaining contractual life of 5.0 years; and $4.02 to $6.10 totaling 219,881 options which have a weighted average exercise price of $5.17 and a weighted average remaining contractual life of 3.94 years. All of these options are exercisable. The remaining 1,011 options have exercise prices between $4.60 and $4.70, with a weighted average exercise price of $4.64 and a weighted average remaining contractual life of 8.84 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2007, 2006, and 2005.

	Year Ended December 31,
	2007	2006	2005

Black-Scholes Assumption Ranges
Risk-free interest rate	4.52%	4.70%	3.95-4.19%
Expected lives in years	10	10	10
Expected volatility	36.84%	37.22%	37.34-38.63%
Expected dividend rate	0%	0%	0%

18.	DIVIDEND REINVESTMENT AND COMMON STOCK PURCHASE PLAN

The Company’s Dividend Reinvestment and Common Stock Purchase Plan (the Purchase Plan) provides each record holder of Common Stock with a simple and convenient method of purchasing additional shares without payment of any brokerage commissions, service charges or other similar expense. A participant in the Purchase Plan may purchase shares of Common Stock by electing either to (1) reinvest dividends on all of his or her shares of Common Stock (if applicable) or (2) make optional cash payments of not less than $10 and up to a maximum of $2,000 per month and continue to receive regular dividend payments on his or her other shares. A participant may withdraw from the Purchase Plan at any time.

In the case of purchases from AmeriServ Financial, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At December 31, 2007, the Company issued 27,069 shares and had 86,000 unissued reserved shares available under the Purchase Plan. In the case of purchases of shares of

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Purchase Plan in the market for the relevant investment date.

19.	INTANGIBLE ASSETS

The Company’s consolidated balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposits). Goodwill and other intangible assets with indefinite lives are not amortized. Instead such intangibles are evaluated for impairment at the reporting unit level at least annually. Any resulting impairment would be reflected as a non-interest expense. Of the Company’s goodwill of $13.5 million, $9.5 is allocated to the retail banking segment and was evaluated for impairment on its annual impairment evaluation date. The result of this evaluation indicated that the Company’s goodwill had no impairment. The remaining $4.0 million relates to the West Chester Capital Advisors (WCCA) acquisition which will be evaluated for impairment in the first quarter of 2008. The Company’s only intangible asset, other than goodwill, is its core deposit intangible, which the Company currently believes has a remaining finite life of approximately 1.1 years.

As of December 31, 2007, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $16.6 million. The weighted average amortization period of the Company’s core deposit intangibles at December 31, 2007, is 1.10 years. Estimated amortization expense for the next two years is summarized as follows (in thousands):

Year	Expense
(In thousands)

2008	865
2009	108

A reconciliation of the Company’s intangible asset balances for 2007 and 2006 is as follows (in thousands):

	At December 31,
	Core Deposit
	Intangibles		Goodwill
	2007	2006	2007	2006

Balance January 1	$1,838	$2,703	$9,544	$9,544
Addition due to WCCA	—	—	3,953	—
Amortization expense	(865)	(865)	—	—

Balance December 31	$973	$1,838	$13,497	$9,544

20.	DERIVATIVE HEDGING INSTRUMENTS

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the interest rate swap transactions that impacted the Company’s 2005 performance:

						Increase
			Fixed	Floating		(Decrease)
		Notional	Rate	Rate	Repricing	in Interest
2005	Hedge Type	Amount	Received	Paid	Frequency	Expense

	FAIR VALUE	$50,000,000	2.58%	2.70%	QUARTERLY	$175,000
	FAIR VALUE	50,000,000	5.89	5.27	QUARTERLY	(148,000)

						$27,000

The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors. The Company had no interest rate swaps, caps or floors outstanding at December 31, 2007 and December 31, 2006.

21.	SEGMENT RESULTS

The financial performance of the Company is also monitored by an internal funds transfer pricing profitability measurement system which produces line of business results and key performance measures. The Company’s major business units include retail banking, commercial lending, trust, and investment/parent. The Company sold its remaining mortgage servicing rights in December 2004 and discontinued the operations of this non-core business (mortgage banking) in 2005(see Note 23). The reported results reflect the underlying economics of the business segments. Expenses for centrally provided services are allocated based upon the cost and estimated usage of those services. The businesses are match-funded and interest rate risk is centrally managed and accounted for within the investment/parent business segment. The key performance measure the Company focuses on for each business segment is net income contribution.

Retail banking includes the deposit-gathering branch franchise, lending to both individuals and small businesses, and financial services. Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans. Financial services include the sale of mutual funds, annuities, and insurance products. Commercial lending to businesses includes commercial loans, and commercial real-estate loans. The trust segment has two primary business divisions, traditional trust and union collective investment funds. Traditional trust includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment. The union collective investment funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor. The financial results of the recently acquired WCCA, an investment advisory firm, have been incorporated into the trust segment beginning March 7, 2007. The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management. Inter-segment revenues were not material.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contribution of the major business segments to the consolidated results of operations were as follows:

	Year Ended December 31, 2007
	Retail	Commercial		Investment/
	Banking	Lending	Trust	Parent	Total
	(In thousands)

Net interest income	$18,207	$9,199	$159	$(3,342)	$24,223
Provision for loan loss	60	240	—	—	300
Non-interest income	6,312	588	7,728	79	14,707
Non-interest expense	21,932	5,463	5,155	2,122	34,672

Income (loss) before income taxes	2,527	4,084	2,732	(5,385)	3,958
Income taxes (benefit)	548	892	935	(1,451)	924

Net income (loss)	$1,979	$3,192	$1,797	$(3,934)	$3,034

Total assets	$336,291	$402,222	$2,891	$163,474	$904,878

	Year Ended December 31, 2006
	Retail	Commercial		Investment/
	Banking	Lending	Trust	Parent	Total
	(In thousands)

Net interest income	$18,822	$7,328	$343	$(2,015)	$24,478
Provision for loan loss	(34)	(91)	—	—	(125)
Non-interest income	5,732	540	6,521	48	12,841
Non-interest expense	23,120	4,735	4,291	2,546	34,692

Income (loss) before income taxes	1,468	3,224	2,573	(4,513)	2,752
Income taxes (benefit)	265	626	875	(1,346)	420

Net income (loss)	$1,203	$2,598	$1,698	$(3,167)	$2,332

Total assets	$357,083	$331,849	$2,716	$204,344	$895,992

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Retail	Commercial	Mortgage		Investment/	Other Fee
	Banking	Lending	Banking	Trust	Parent	Based	Total
	(In thousands)

Net interest income	$19,237	$5,538	$—	$319	$(1,025)	$43	$24,112
Provision for loan loss	(56)	(119)	—	—	—	—	(175)
Non-interest income	5,607	442	—	6,129	(2,624)	655	10,209
Non-interest expense	24,879	4,418	—	4,334	15,014	775	49,420

Income (loss) before income taxes	21	1,681	—	2,114	(18,663)	(77)	(14,924)
Income taxes (benefit)	(478)	309	—	719	(6,426)	(26)	(5,902)

Income (loss) from continuing operations	499	1,372	—	1,395	(12,237)	(51)	(9,022)
Loss from discontinued operations	—	—	(119)	—	—	—	(119)

Net income (loss)	$499	$1,372	$(119)	$1,395	$(12,237)	$(51)	$(9,141)

Total assets	$349,255	$293,997	$329	$2,890	$231,924	$1,781	$880,176

22.	REGULATORY MATTERS

The Company announced on February 21, 2006, that the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking had terminated the Memorandum of Understanding (MOU) that the Company had been operating under since February 28, 2003. The MOU was enacted to address prior deficiencies in asset quality, credit administration, and other matters. The Company’s successful actions to improve asset quality, strengthen capital, reduce interest rate risk, and enhance administrative procedures were the key factors that led to the termination of this regulatory enforcement action.

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

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2007 and 2006, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

	As of December 31, 2007
					To be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, Except Ratios)

Total Capital (To Risk Weighted Assets)
Consolidated	$92,404	13.94%	$53,017	8.00%	$66,271	10.00%
AmeriServ Financial Bank	83,612	12.75	52,458	8.00	65,573	10.00
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	84,754	12.79	26,508	4.00	39,762	6.00
AmeriServ Financial Bank	75,962	11.58	26,229	4.00	39,344	6.00
Tier 1 Capital (To Average Assets)
Consolidated	84,754	9.74	34,811	4.00	43,514	5.00
AmeriServ Financial Bank	75,962	8.84	34,391	4.00	42,989	5.00

	As of December 31, 2006
					To be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, Except Ratios)

Total Capital (To Risk Weighted Assets)
Consolidated	$99,881	15.34%	$52,097	8.00%	$65,121	10.00%
AmeriServ Financial Bank	91,555	14.25	51,391	8.00	64,239	10.00
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	91,737	14.09	26,048	4.00	39,073	6.00
AmeriServ Financial Bank	83,520	13.00	25,696	4.00	38,543	6.00
Tier 1 Capital (To Average Assets)
Consolidated	91,737	10.54	34,800	4.00	43,500	5.00
AmeriServ Financial Bank	83,520	9.70	34,428	4.00	43,035	5.00

23.	DISCONTINUED OPERATIONS

As of December 28, 2004, SMC entered into an agreement to sell its remaining mortgage servicing rights. This action resulted in the closing of this non-core business which exposed the Company to greater balance sheet market risk and earnings volatility. SMC completed the transfer of all files related to the servicing rights in the first half of 2005 and ceased operations as of June 30, 2005.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SMC’s operations had previously been reported as the Company’s mortgage banking segment. All results have been removed from the Company’s continuing operations for all periods presented. The results of SMC presented as discontinued operations in the Consolidated Statement of Operations are as follows:

Year Ended
December 31,
2005
(In thousands, Except
Per Share Data)

NET INTEREST INCOME	$—
Provision for loan losses	—

Net Interest Income after Provision for Loan Losses	—
NON-INTEREST INCOME
Net mortgage servicing fees	50
Other income	311

Total Non-Interest Income	361

NON-INTEREST EXPENSE
Salaries and employee benefits	240
Net occupancy expense	208
Equipment expense	49
Professional fees	22
Supplies, postage, and freight	23
Miscellaneous taxes and insurance	(1)

Total Non-Interest Expense	541

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(180)
Benefit for income taxes	(61)

LOSS FROM DISCONTINUED OPERATIONS	$(119)

PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS:
Basic:
Net loss	$(0.01)
Average number of shares outstanding	20,340
Diluted:
Net loss	$(0.01)
Average number of shares outstanding	20,340

24.	WEST CHESTER CAPITAL ADVISORS ACQUISITION

The Company announced on January 22, 2007, that it had signed a Definitive Agreement to acquire West Chester Capital Advisors (WCCA) of West Chester, Pennsylvania. WCCA is registered investment advisor with expertise in large cap stocks, and at December 31, 2007 had $137 million in assets under management. WCCA was formed in 1994.

The acquisition was completed on March 7, 2007. WCCA is a wholly owned subsidiary of AmeriServ Financial Bank. Because the acquisition was a cash transaction, the Company did not issue any stock to execute the purchase. Therefore, there was no ownership dilution to AmeriServ stockholders, and as expected the transaction was accretive to earnings in 2007. The purchase price paid by AmeriServ Financial Bank to the Sellers for all the

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital stock of WCCA was $4,000,000. This amount consisted of: (a) $2,200,000 paid at closing in immediately available funds, and (b) a deferred payment of up to $1,800,000 to be paid as follows: (A) up to $1,000,000 payable 30 months after closing, and (B) up to $800,000 payable 48 months after closing, in each case, subject to proportionate reduction if revenues of WCCA as of those dates is less than $1,360,000.

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

BALANCE SHEETS

	At December 31,
	2007	2006
	(In thousands)

ASSETS
Cash	$100	$100
Investment securities available for sale	4,060	3,112
Equity investment in banking subsidiaries	93,427	88,468
Equity investment in non-banking subsidiaries	4,720	4,645
Guaranteed junior subordinated deferrable interest debenture issuance costs	318	334
Other assets	1,508	1,717

TOTAL ASSETS	$104,133	$98,376

LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$13,085	$13,085
Other liabilities	754	607

TOTAL LIABILITIES	13,839	13,692

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	90,294	84,684

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,133	$98,376

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

INCOME
Inter-entity management and other fees	$2,363	$2,351	$2,411
Dividends from non-banking subsidiaries	1,580	1,722	1,186
Interest and dividend income	167	120	94

TOTAL INCOME	4,110	4,193	3,691

EXPENSE
Interest expense	1,121	1,121	1,659
Salaries and employee benefits	1,910	2,008	1,834
Dividends downstreamed to banking subsidiary	—	—	1,000
Dividends downstreamed to non-banking subsidiaries	—	—	1,000
Other expense	1,223	1,184	1,532

TOTAL EXPENSE	4,254	4,313	7,025

LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(144)	(120)	(3,334)
Benefit for income taxes	583	640	837
Equity in undistributed gains (losses) of subsidiaries	2,595	1,812	(6,644)

NET INCOME (LOSS)	$3,034	$2,332	$(9,141)

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

OPERATING ACTIVITIES
Net income (loss)	$3,034	$2,332	$(9,141)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed (gains) losses of subsidiaries	(2,595)	(1,812)	6,644
Other — net	1,445	1,043	1,422

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,884	1,563	(1,075)

INVESTING ACTIVITIES
Purchase of short-term investments — available for sale	(999)	(3,112)	—

NET CASH USED IN INVESTING ACTIVITIES	(999)	(3,112)	—

FINANCING ACTIVITIES
Proceeds from issuance of common stock	131	173	133
Proceeds from private offering, net of issuance costs	—	—	8,818
Guaranteed junior subordinated deferrable interest debentures dividends paid	(1,016)	(1,016)	(1,546)
Retirement of Trust Preferred Securities	—	—	(7,200)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(885)	(843)	205

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(2,392)	(870)
CASH AND CASH EQUIVALENTS AT JANUARY 1	100	2,492	3,362

CASH AND CASH EQUIVALENTS AT DECEMBER 31	$100	$100	$2,492

The ability of the subsidiary bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. At December 31, 2007, the subsidiary bank was not permitted to upstream any cash dividends to the parent company. However, as of January 1, 2008, the subsidiary bank had $4.6 million of cash available for dividend upstream to the parent. The subsidiary bank had a combined $90,717,000 of restricted surplus and retained earnings at December 31, 2007.

AMERISERV FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2007 Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
	(In thousands, except per share data)

Interest income	$12,442	$12,454	$12,308	$12,175
Interest expense	6,209	6,432	6,295	6,220

Net interest income	6,233	6,022	6,013	5,955
Provision for loan losses	150	150	—	—

Net interest income after provision for loan losses	6,083	5,872	6,013	5,955
Non-interest income	3,860	4,022	3,592	3,233
Non-interest expense	8,704	8,773	8,522	8,673

Income before income taxes	1,239	1,121	1,083	515
Provision for income taxes	315	247	275	87

Net income	$924	$874	$808	$428

Basic earnings per common share	0.04	0.04	0.04	0.02
Diluted earnings per common share	0.04	0.04	0.04	0.02
Cash dividends declared per common share	0.00	0.00	0.00	0.00

	2006 Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
	(In thousands, except per share data)

Interest income	$12,077	$11,895	$11,414	$11,179
Interest expense	6,181	5,796	5,223	4,887

Net interest income	5,896	6,099	6,191	6,292
Provision for loan losses	(75)	—	(50)	—

Net interest income after provision for loan losses	5,971	6,099	6,241	6,292
Non-interest income	3,084	3,247	3,268	3,242
Non-interest expense	8,493	8,564	8,777	8,858

Income before income taxes	562	782	732	676
Provision (benefit) for income taxes	(19)	139	164	136

Net income	$581	$643	$568	$540

Basic earnings per common share	0.03	0.03	0.03	0.02
Diluted earnings per common share	0.03	0.03	0.03	0.02
Cash dividends declared per common share	0.00	0.00	0.00	0.00

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
AmeriServ Financial, Inc.

We have audited the consolidated balance sheet of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. We also have audited AmeriServ Financial Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits. The accompanying consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows of AmeriServ Financial, Inc. and subsidiaries for the year ended December 31, 2005, were audited by other auditors whose report thereon dated March 6, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, AmeriServ Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  S.R. Snodgrass, A.C.

Wexford, PA
March 6, 2008

REPORT ON MANAGEMENT’S ASSESSMENT OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

AmeriServ Financial, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. S.R. Snodgrass A.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ ALLAN R. DENNISON Allan R. Dennison President & Chief Executive Officer	/s/ JEFFREY A. STOPKO Jeffrey A. Stopko Senior Vice President & Chief Financial Officer

Johnstown, PA
February 21, 2008

STATEMENT OF MANAGEMENT RESPONSIBILITY

February 21, 2008
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

/s/ ALLAN R. DENNISON Allan R. Dennison President & Chief Executive Officer	/s/ JEFFREY A. STOPKO Jeffrey A. Stopko Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
of AmeriServ Financial, Inc.
Johnstown, Pennsylvania

We have audited the accompanying consolidated statement of operations of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 6, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in its reports filed and submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. During the third quarter, AmeriServ Financial Inc. completed a data processing conversion. As a result there were changes to the Company’s internal controls over financial reporting. While the controls are similar in nature, modifications have been made to confirm to the specifications of the new system. Through evaluation and comparison of these controls, we have determined that the change has not materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2007 is included in Item 8.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this section relative to Directors of the Registrant is presented in the “Election of ASRV Directors” section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this section is presented in the “Compensation Paid to Executive Officers” section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this section is presented in the “Security Ownership of Management” section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this section is presented in the “Transactions with Management” section of the Proxy Statement for the Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this section is presented in the “Audit Committee Report” section of the Proxy Statement for the Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:

The consolidated financial statements listed below are from the 2007 Form 10-K and Part II — Item 8. Page references are to said Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

EXHIBITS:

The exhibits listed below are filed herewith or to other filings.

Exhibit		Prior Filing or Exhibit
Number	Description	Page Number Herein

3.1	Amended and Restated Articles of Incorporation as amended through January 5, 2005.	Exhibit 3.1 to 2004 Form 10-K Filed on March 10, 2005
3.2	Bylaws, as amended and restated on January 26, 2005.	Exhibit 3.2 to January 26, 2005 Form 8-K Filed on January 26, 2005
10.3	Agreement, dated May 24, 2002, between AmeriServ Financial, Inc. and Jeffrey A. Stopko.	Exhibit 10.1 to Form 10-Q Filed August 14, 2002
10.5	2001 Stock Incentive Plan dated February 23, 2001.	2000 Proxy Statement Filed March 16, 2001
10.6	Agreement, dated December 1, 1994, between AmeriServ Financial, Inc. and Ronald W. Virag.	Exhibit 10.6 to 2000 Form 10-K Filed March 21, 2001
10.7	Agreement, dated February 1, 2004, between AmeriServ Financial, Inc. and Allan R. Dennison, as amended on January 24, 2008	Exhibit 10.7 to 2007 Form 10-K Filed March 6, 2008
10.8	Agreement, dated May 24, 2002, between AmeriServ Financial, Inc. and Dan L. Hummel	Exhibit 10.8 to 2004 Form 10-K Filed March 10, 2005
21	Subsidiaries of the Registrant.	Below
23.1	Consent of Independent Registered Public Accounting Firm	Below
23.2	Consent of Independent Registered Public Accounting Firm	Below
31.1	Certification pursuant to Rule 13a-14 (a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below
31.2	Certification pursuant to Rule 13a-14 (a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc.
(Registrant)

By:	/s/ Allan R. Dennison
Allan R. Dennison
President & CEO

Date: February 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2008:

/s/ Craig G. Ford Craig G. Ford	ChairmanDirector

/s/ Allan R. Dennison Allan R. Dennison	President, CEO & Director

/s/ J. Michael Adams, Jr. J. Michael Adams, Jr.	Director

/s/ Edward J. Cernic, Sr. Edward J. Cernic, Sr.	Director

/s/ Daniel R. DeVos Daniel R. DeVos	Director

/s/ James C. Dewar James C. Dewar	Director

/s/ Bruce E. Duke, III, M.D. Bruce E. Duke, III, M.D.	Director

/s/ James M. Edwards, Sr. James M. Edwards, Sr.	Director

/s/ Kim W. Kunkle Kim W. Kunkle	Director

/s/ Jeffrey A. Stopko Jeffrey A. Stopko	SVP & CFO

/s/ Margaret A. O’Malley Margaret A. O’Malley	Director

/s/ Very Rev. Christian R. Oravec Very Rev. Christian R. Oravec	Director

/s/ Mark E. Pasquerilla Mark E. Pasquerilla	Director

/s/ Howard M. Picking, III Howard M. Picking, III	Director

/s/ Sara A. Sargent Sara A. Sargent	Director

/s/ Thomas C. Slater Thomas C. Slater	Director

/s/ Robert L. Wise Robert L. Wise	Director

AMERISERV FINANCIAL
BANK
OFFICE LOCATIONS

*	Main Office Downtown
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
1501 Somerset Avenue
Windber, PA 15963-1745

Central City Office

104 Sunshine Avenue
Central City, PA 15926-1129

*	Somerset Office
108 W. Main Street
Somerset, PA 15501-2035

*	Derry Office
112 South Chestnut Street
Derry, PA 15627-1938

*	South Atherton Office
734 South Atherton Street
State College, PA 16801-4628

*	Pittsburgh Office
60 Boulevard of the Allies
Suite 100
Pittsburgh, PA 15222-1232

*	Benner Pike Office
763 Benner Pike
State College, PA 16801-7313

*=	24-Hour ATM Banking
Available

+=	Seven Day a Week Banking
Available

REMOTE ATM
BANKING LOCATIONS

East Hills Drive-up, 1213 Scalp Avenue, Johnstown
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

Stifel Nicolaus
18 Columbia Turnpike
Florham Park, NJ 07932-2290
Telephone: (973) 549-4217

UBS Financial Services, Inc.
1407 Eisenhower Boulevard
Johnstown, PA 15904
Telephone: (814) 269-9211
Keefe Bruyette & Woods, Inc.
787 Seventh Avenue
Equitable Bldg — 4th Floor
New York, NY 10019
Telephone: (800) 966-1559

Knight Capital Group, Inc.
545 Washington Boulevard
Jersey City, NJ 07310
Telephone: (800) 544-7508

Janney Montgomery Scott, LLC
1801 Market Street, 8th Floor
Philadelphia, PA 19103-1675
Telephone: (215) 665-6000

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
P O Box 43010
Providence, RI 02940-3023
Shareholder Inquiries: 1-800-730-4001
Internet Address: http://www. Computershare.com

INFORMATION

Analysts, investors, shareholders, and others seeking financial data about AmeriServ Financial, Inc. or any of its subsidiaries’ annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports — are asked to contact Jeffrey A. Stopko, Senior Vice President & Chief Financial Officer at (814) 533-5310 or by e-mail at JStopko@AMERISERVFINANCIAL.com. The Company also maintains a website (www.AmeriServFinancial.com) that makes available current financial information, such as press releases and SEC documents, as well as the corporate governance documents under the Investor Relations tab on the Company’s website.