Form 10-Q
period 2008-03-31
AMERISERV FINANCIAL INC /PA/
filed 2008-05-05
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange                Act of 1934

For the period ended                March 31, 2008

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

                    X     Yes

       No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X        Accelerated filer X      Non-accelerated filer X

Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   X Yes    X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class

        Outstanding at May 1, 2008

Common Stock, par value $2.50

             21,845,722

per share

AmeriServ Financial, Inc.

                                                                                         AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Cash and due from depository institutions	$ 24,737	$ 24,715
Interest bearing deposits	12,369	197
Total cash and cash equivalents	37,106	24,912
Investment securities:
Available for sale	137,181	144,941
Held to maturity (market value $14,937 on March 31, 2008 and $18,378 on December 31, 2007)	14,786	18,533
Loans held for sale	1,260	1,060
Loans	632,107	635,566
Less: Unearned income	433	471
Allowance for loan losses	7,309	7,252
Net loans	624,365	627,843
Premises and equipment, net	8,971	8,450
Accrued income receivable	4,015	4,032
Goodwill	13,497	13,497
Core deposit intangibles	757	973
Bank owned life insurance	33,112	32,864
Net deferred tax asset	12,647	13,750
Regulatory stock	7,789	7,204
Other assets	6,863	6,819
TOTAL ASSETS	$ 902,349	$ 904,878

LIABILITIES
Non-interest bearing deposits	$ 93,968	$ 113,380
Interest bearing deposits	588,491	597,059
Total deposits	682,459	710,439

Short-term borrowings	94,685	72,210
Advances from Federal Home Loan Bank	11,894	9,905
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	119,664	95,200
Other liabilities	8,668	8,945
TOTAL LIABILITIES	810,791	814,584

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,288,110 shares issued and 21,842,691 outstanding on March 31, 2008; 26,279,916 shares issued and 22,188,997 outstanding on December 31, 2007	65,720	65,700
Treasury stock at cost, 4,445,419 shares on March 31, 2008 and 4,090,919 shares for December 31, 2007	(66,925)	(65,824)
Capital surplus	78,793	78,788
Retained earnings	16,831	15,602
Accumulated other comprehensive loss, net	(2,861)	(3,972)
TOTAL STOCKHOLDERS' EQUITY	91,558	90,294
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 902,349	$ 904,878

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three months ended
	March 31,	March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$ 10,462	$ 10,061
Deposits with banks	6	6
Federal funds sold	4	6
Investment securities:
Available for sale	1,572	1,833
Held to maturity	238	269
Total Interest Income	12,282	12,175

INTEREST EXPENSE
Deposits	4,499	5,699
Short-term borrowings	632	220
Advances from Federal Home Loan Bank	136	21
Guaranteed junior subordinated deferrable interest debentures	280	280
Total Interest Expense	5,547	6,220

NET INTEREST INCOME	6,735	5,955
Provision for loan losses	__150	_ -
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,585	5,955

NON-INTEREST INCOME
Trust fees	1,790	1,704
Net gains on loans held for sale	89	25
Service charges on deposit accounts	734	585
Investment advisory fees	226	102
Bank owned life insurance	249	258
Other income	750	559
Total Non-Interest Income	3,838	3,233

NON-INTEREST EXPENSE
Salaries and employee benefits	4,830	4,885
Net occupancy expense	661	664
Equipment expense	431	546
Professional fees	769	695
Supplies, postage and freight	330	278
Miscellaneous taxes and insurance	353	364
FDIC deposit insurance expense	22	22
Amortization of core deposit intangibles	216	216
Other expense	1,167	1,003
Total Non-Interest Expense	8,779	8,673

PRETAX INCOME	1,644	515
Income tax expense	415	87
NET INCOME	$ 1,229	$ 428

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.06	$ 0.02
Average number of shares outstanding	22,060	22,159
Diluted:
Net income	$ 0.06	$ 0.02
Average number of shares outstanding	22,062	22,166
Cash dividends declared	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
OPERATING ACTIVITIES
Net income	$ 1,229	$ 428
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan loss	150	-
Depreciation expense	365	389
Amortization expense of core deposit intangibles	216	216
Net amortization of investment securities	54	98
Net realized gains on loans held for sale	(89)	(25)
Amortization of deferred loan fees	(105)	(150)
Origination of mortgage loans held for sale	(7,810)	(3,761)
Sales of mortgage loans held for sale	7,699	2,697
Decrease in accrued income receivable	17	12
Increase (decrease) in accrued expense payable	(433)	8
Net (increase) decrease in other assets	(1,291)	2,819
Net increase in other liabilities	410	2,480
Net cash provided by operating activities	412	5,211

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments - available for sale	(11,528)	(1,791)
Purchases of regulatory stock	(1,345)	(190)
Proceeds from redemption of regulatory stock	760	1,404
Proceeds from maturities of investment securities – available for sale	21,431	17,762
Proceeds from maturities of investment securities – held to maturity	3,754	283
Long-term loans originated	(18,191)	(37,441)
Principal collected on long-term loans	21,791	41,406
Loans purchased or participated	(2,500)	(17,006)
Loans sold or participated	2,500	-
Net increase in other short-term loans	(78)	(201)
Purchases of premises and equipment	(886)	(693)
Acquisition of West Chester Capital Advisors	-	(2,200)
Net cash provided by investing activities	15,708	1,333

FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(27,060)	24,172
Net increase (decrease) in other short-term borrowings	22,475	(37,856)
Net principal borrowings on advances from Federal Home Loan Bank	1,989	2,989
Purchase of treasury stock	(1,101)	-
Guaranteed junior subordinated deferrable interest debenture dividends paid	(254)	(254)
Proceeds from dividend reinvestment, stock purchase plan, and stock options exercised	25	34
Net cash used in financing activities	(3,926)	(10,915)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,194	(4,371)
CASH AND CASH EQUIVALENTS AT JANUARY 1	24,912	23,904
CASH AND CASH EQUIVALENTS AT MARCH 31	$ 37,106	$19,533

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 19 locations in Pennsylvania.  The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.8 billion that are not recognized on the Company’s balance sheet at March 31, 2008.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

3.

Accounting Policies

In December 2007, the FASB issued FAS No. 141 (R)(revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options to purchase 220,909 and 215,207 shares of common stock were outstanding as of March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

	Three months ended March 31, March 31,
	2008	2007
		(In thousands, except per share data)
Numerator:
Net Income	$ 1,229	$ 428

Denominator:
Weighted average common shares
outstanding (basic)	22,060	22,159
Effect of stock options	2	7
Weighted average common shares
outstanding (diluted)	22,062	22,166

Earnings per share:
Basic	$0.06	$0.02
Diluted	0.06	0.02

5.

Comprehensive Income

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for the defined benefit plan.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2008	2007

Net income	$ 1,229	$ 428

Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	82	-
Income tax effect	(28)	-
Unrealized holding gains on available for sale securities arising during period	1,601	738
Income tax effect	(544)	(251)
Other comprehensive income	1,111	487

Comprehensive income	$ 2,340	$ 915

6.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.  The Company made $137,000 in income tax payments in the first three months of 2008 as compared to $32,000 for the first three months of 2007.  The Company made total interest payments of $5,980,000 in the first three months of 2008 compared to $6,212,000 in the same 2007 period.

7.

Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

March 31, 2008		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 5,005	$ 64	$ -	$ 5,069
U.S. Agency	22,404	79	-	22,483
U.S. Agency mortgage- backed securities	105,002	678	(388)	105,292
Money market mutual funds and other	4,340	-	(3)	4,337
Total	$136,751	$ 821	$ (391)	$ 137,181

Investment securities held to maturity (HTM):

March 31, 2008		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,135	$ 132	$ -	$ 3,267
U.S. Agency mortgage-
backed securities	5,901	112	-	6,013
Other securities	5,750	-	(93)	5,657
Total	$ 14,786	$ 244	$ (93)	$ 14,937

Investment securities available for sale (AFS):

December 31, 2007		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 6,006	$ 5	$ -	$ 6,011
U.S. Agency	38,041	44	(12)	38,073
U.S. Agency mortgage-
backed securities	98,484	105	(1,328)	97,261
Money market mutual funds and other	3,598	-	(2)	3,596
Total	$ 146,129	$ 154	$ (1,342)	$ 144,941

Investment securities held to maturity (HTM):

December 31, 2007		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,153	$ 55	$ -	$ 3,208
U.S. Agency	3,473	23	-	3,496
U.S. Agency mortgage-
backed securities	6,157	13	-	6,170
Other securities	5,750	-	(246)	5,504
Total	$ 18,533	$ 91	$ (246)	$ 18,378

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At March 31, 2008 and December 31, 2007, 93.3% and 94.3% of the portfolio was rated "AAA", respectively.  Less than 1% of the portfolio was rated below “A” or unrated at March 31, 2008 and December 31, 2007.   At March 31, 2008, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.0 years. The Company has no exposure to sub-prime mortgage loans in either the loan or investment portfolios.

  The following tables present information concerning investments with unrealized losses as of March 31, 2008 and December 31, 2007 (in thousands):

Investment securities available for sale:

March 31, 2008	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency mortgage-
backed securities	$ 24,301	$ (112)	$ 22,064	$ (276)	$46,365	$ (388)
Other	21	(3)	-	-	21	(3)
Total	$ 24,322	$ (115)	$ 22,064	$ (276)	$46,386	$ (391)

Investment securities held to maturity:

March 31, 2008	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other	$ -	$ -	$ 5,657	$ (93)	$ 5,657	$ (93)
Total	$ -	$ -	$ 5,657	$ (93)	$ 5,657	$ (93)

Investment securities available for sale:

December 31, 2007	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$ -	$ -	$ 25,963	$ (12)	$ 25,963	$ (12)
U.S. Agency mortgage-
backed securities	4,388	(31)	81,085	(1,297)	85,473	(1,328)
Other	22	(2)	-	-	22	(2)
Total	$ 4,410	$ (33)	$107,048	$(1,309)	$111,458	$(1,342)

Investment securities held to maturity:

December 31, 2007	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other	$ -	$ -	$5,504	$ (246)	$ 5,504	$ (246)
Total	$ -	$ -	$5,504	$ (246)	$ 5,504	$ (246)

For fixed maturity investments with unrealized losses due to changes in market interest rates where the Company has the ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  There are 23 positions that are considered temporarily impaired at March 31, 2008.  The Company reviews its position quarterly and has asserted that at March 31, 2008 and 2007, the declines outlined in the above table represent temporary declines and the Company does have the ability to hold those securities to maturity or to allow a market recovery.

In the first quarter of 2008, the Company adopted FASB Statement 157.  Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the parameters that market participants would use in pricing and asset or liability.

Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

Fair Value Measurements at March 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$ 5,091	$ 132,090	$ -

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Commercial	$ 113,568	$ 118,936
Commercial loans secured by real estate	290,854	285,115
Real estate – mortgage	211,203	214,839
Consumer	16,482	16,676
Total loans	632,107	635,566
Less: Unearned income	433	471
Loans, net of unearned income	$ 631,674	$ 635,095

Real estate-construction loans comprised 4.9%, and 5.5% of total loans, net of unearned income, at March 31, 2008 and December 31, 2007, respectively.  The Company has no direct credit exposure to foreign countries or sub-prime mortgage loans.

9.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended
	March 31,	March 31,
	2008	2007
Balance at beginning of period	$7,252	$8,092
Charge-offs:
Commercial	(6)	(9)
Commercial loans secured by real estate	-	-
Real estate-mortgage	(38)	(10)
Consumer	(87)	(124)
Total charge-offs	(131)	(143)
Recoveries:
Commercial	5	13
Commercial loans secured by real estate	6	13
Real estate-mortgage	1	9
Consumer	26	26
Total recoveries	38	61

Net charge-offs	(93)	(82)
Provision for loan losses	150	-
Balance at end of period	$ 7,309	$8,010

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.06%	0.06%
Annualized provision for loan losses	0.10	-
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.15	1.33
Total classified loans	$8,984	$12,244

10.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	March 31, 2008	December 31, 2007
Non-accrual loans
Commercial	$ 1,230	$ 3,553
Commercial loans secured by real estate	213	225
Real estate-mortgage	800	875
Consumer	591	585
Total	2,834	5,238

Past due 90 days or more and still accruing
Total	-	-

Other real estate owned
Real estate-mortgage	216	42
Total	216	42

Total non-performing assets	$ 3,050	$ 5,280
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.48%	0.83%
Total restructured loans	$ 1,313	$ 1,217

The Company is unaware of any additional loans which are required either to be charged-off or added to the non-performing asset totals disclosed above.  Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.

The following table sets forth, for the periods indicated, (i) the gross interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, (ii) the amount of interest income actually recorded on such loans, and (iii) the net (increase) reduction in interest income attributable to such loans (in thousands).

	Three months ended
	March 31,
	2008	2007
Interest income due in accordance
with original terms	$ 53	$ 33
Interest income recorded	-	(18)
Net (increase) reduction in interest income	$ 53	$ 15

11.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at March 31, 2008, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 94,685	3.24%

Advances	2009	9,004	4.62
	2010	2,000	3.40
	2011 and after	890	6.45
		11,894	4.55

Total FHLB borrowings		$ 106,579	3.39%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2008, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  The Company believes that no conditions or events have occurred that would change this conclusion.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	Actual			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 93,458	13.51%	$ 55,353	8.00%	$ 69,191	10.00%
Bank	83,341	12.19	54,695	8.00	68,369	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	85,718	12.39	27,676	4.00	41,514	6.00
Bank	75,601	11.06	27,348	4.00	41,021	6.00

Tier 1 Capital (to Average Assets)
Consolidated	85,718	9.78	35,063	4.00	43,829	5.00
Bank	75,601	8.74	34,614	4.00	43,268	5.00

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

The contribution of the major business segments to the consolidated results of operations for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three months ended
	March 31, 2008		March 31, 2008
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 5,808	$ 380	$ 343,028
Commercial lending	2,618	730	404,275
Trust	2,041	463	3,079
Investment/Parent	106	(344)	151,967
Total	$ 10,573	$ 1,229	$ 902,349

	Three months ended
	March 31, 2007		March 31, 2007
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 5,964	$ 359	$ 352,361
Commercial lending	2,173	630	351,142
Trust	1,845	439	2,818
Investment/Parent	(794)	(1,000)	185,238
Total	$ 9,188	$ 428	$ 891,559

14.

Commitments and Contingent Liabilities

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $109.6 million and standby letters of credit of $7.9 million as of March 31, 2008.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position or results of operation or cash flows.

15.

Pension Benefits

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

	Three months ended
	March 31,
	2008	2007
Components of net periodic benefit cost
Service cost	$ 241	$ 234
Interest cost	233	222
Expected return on plan assets	(309)	(289)
Amortization of prior year service cost	1	1
Amortization of transition asset	(4)	(4)
Recognized net actuarial loss	85	95
Net periodic pension cost	$ 247	$ 259

16.

West Chester Capital Advisors Acquisition

The Company announced on January 22, 2007, that it had signed a Definitive Agreement to acquire West Chester Capital Advisors (WCCA) of West Chester, Pennsylvania.  WCCA is a registered investment advisor with expertise in large cap stocks, and at March 31, 2008 had $120 million in assets under management.   WCCA was formed in 1994.

The acquisition was completed on March 7, 2007.  WCCA is a wholly owned subsidiary of AmeriServ Financial Bank.  Because the acquisition was a cash transaction, the Company did not issue any stock to execute the purchase.  Therefore, there was no ownership dilution to current AmeriServ stockholders, and as expected the transaction was accretive to earnings.  The purchase price paid by AmeriServ Financial Bank to the Sellers for all the capital stock of WCCA was $4,000,000.  This amount consisted of:  (a) $2,200,000 paid at closing in immediately available funds, and (b) a deferred payment of up to $1,800,000 to be paid as follows:  (A) up to $1,000,000 payable 30 months after closing, and (B) up to $800,000 payable 48 months after closing, in each case, subject to proportionate reduction if revenues of WCCA as of those dates is less than $1,360,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2008 FIRST QUARTER SUMMARY OVERVIEW…  The news concerning the financial industry does not seem to be improving. The "sub prime mortgage" crisis continues to be a concern, but now other troubles such as "credit crunch" and "liquidity" issues seem to have added to the sub prime mortgage concern. While most of these issues and, therefore; most of the continuing series of financial industry losses are concentrated in the world's largest banks, it has become necessary for community banks like AmeriServ to be quite vigilant. We are now hearing economists and elected representatives use the word recession on a frequent basis. We know we must remain vigilant in the management of our balance sheet, while keeping a keen eye on the financial condition of our borrowers.

Here are a few highlights of AmeriServ Financial’s first quarter 2008 performance:

•

Net Income was $1,229,000 or $.06 per share. This represents an improvement of $801,000 over the first quarter 2007, and is the highest level of quarterly earnings since the completion of the balance sheet restructuring in 2005. It is also meaningful to note that quarterly earnings have now increased for four consecutive quarters.

•

Net Interest Income and Total Revenue have both increased for five consecutive quarters.

•

Operating Expenses have been stable for the past three quarters even with the addition of West Chester Capital Advisors and a greater resource emphasis on our small business unit called Business Banking.

•

Non Performing Loans were reduced by more than $2 million from 2007 year end, and the Allowance for Loan Losses provides sound coverage of 240% of Non-Performing Assets.

•

The Net Interest Margin improved by 24 basis points from the fourth quarter of 2007 as management worked to take full advantage of the Federal Reserve continuing actions to lower interest rates throughout the economy.

These improvements do not reflect any new activities or any unusual financial maneuverings or instruments. Instead, these improvements reflect a careful managing of the balance sheet during these challenging times. Average Loans Outstanding increased by $4 million in the quarter creating the eighth consecutive quarter of net loan growth. Deposits declined for the second consecutive quarter as management reduced dependence on more costly deposit sources. It is also important to note that the Trust Company surpassed its first quarter of 2007 net income performance by 15% and now has more than $1.8 billion of assets under administration. It is these core activities – combined with keeping expenses stable – that have produced net income increases in the last four consecutive quarters.

A stock repurchase program was initiated during the first quarter of 2008. The repurchase of 354,500 shares at a total cost of $1.1 million had a positive impact on both book value per share and earnings per share. We hope that the continuation of the AmeriServ Turnaround will begin to be noticed as these facts portray what appears to us to be a positive trend. We realize that earnings performance levels still lag our peers but however, we think it is important to note that the results continue to be improving, even in hard times.

THREE MONTHS ENDED MARCH 31, 2008 VS. THREE MONTHS ENDED MARCH 31, 2007

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007

Net income	$ 1,229	$ 428
Diluted earnings per share	0.06	0.02
Return on average assets (annualized)	0.55%	0.20%
Return on average equity (annualized)	5.43%	2.05%

The Company reported net income of $1.2 million or $0.06 per diluted share for the first quarter of 2008.  This represents an increase of $801,000 or 187% over the first quarter 2007 net income of $428,000 or $0.02 per diluted share.  Our conservative balance sheet positioning allowed AmeriServ Financial to report improved financial performance during a period of turmoil within the banking industry and financial markets.  The growth in earnings was driven by increased net interest income, higher non-interest revenue and continued good asset quality.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the first quarter of 2008 to the first quarter of 2007 (in thousands, except percentages):

	Three months ended March 31, 2008	Three months ended March 31, 2007	Change	% Change
Interest income	$ 12,282	$12,175	$ 107	0.9%
Interest expense	5,547	6,220	(673)	(10.8)
Net interest income	$ 6,735	$ 5,955	$ 780	13.1

Net interest margin	3.32%	2.97%	0.35	N/M

N/M - not meaningful

The Company’s net interest income in the first quarter of 2008 increased by $780,000 or 13.1% from the prior year’s first quarter and the net interest margin was up by 35 basis points over the same comparative period.  The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve.  This factor, combined with the benefits of solid loan growth experienced over the past 12 months, caused the increased net interest income and margin in the first quarter of 2008.  Total loans averaged $631 million in the first quarter of 2008, an increase of $38 million or 6.3% over the first quarter of 2007.  The loan growth was most evident in the commercial loan portfolio and contributed to the increased interest income.  The favorable decline in interest expense was caused by the downward repricing of both deposits and Federal Home Loan Bank borrowings due to the market decline in short-term interest rates.  Overall, net interest income has now increased for five consecutive quarters and the Company believes its balance sheet is well positioned for a continued lower interest rate environment in 2008.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the first quarter of 2008 increased by $107,000 when compared to the same 2007 quarter. This increase was due to an $8.7 million increase in average earning assets despite a six basis point decrease in the earning asset yield to 6.08%.  Within the earning asset base, the yield on the total loan portfolio decreased by 21 basis points to 6.58% and reflects the lower interest rate environment in 2008.  The yield on the total investment securities portfolio increased by six basis points to 4.22% as the Company has generally elected to not replace all maturing lower yielding securities.

The $8.7 million increase in the volume of average earning assets was due to a $37.6 million or 6.3% increase in average loans partially offset by a $28.7 million or 14.2% decrease in average investment securities.  This loan growth was driven by increased commercial and commercial real estate loans as a result of successful new business development efforts. Note that the Company has focused on growing the higher yielding and more rate sensitive commercial loans at a faster rate than the commercial real-estate loans.  The decline in investment securities was caused by regularly scheduled maturities and ongoing cash flow from mortgage-backed securities.  The Company has elected to utilize this cash from lower yielding investment securities to fund higher yielding loans in an effort to increase the Company’s earning asset yield.

The Company's total interest expense for the first quarter of 2008 decreased by $673,000 or 10.8% when compared to the same 2007 quarter.  This decrease in interest expense was due to a lower cost of funds.  The total cost of funds for the first quarter of 2008 declined by 43 basis points to 3.24% and was driven down by lower short-term interest rates and a more favorable funding mix in the first quarter of 2008.  Specifically, total average interest bearing deposits decreased by $70.9 million or 10.8% due almost entirely to a decline in Trust Company specialty deposits related to the Build and Erect Funds as wholesale borrowings provided the Company with a lower cost funding source than these deposits in the first quarter of 2008.  Additionally, the Company’s funding mix also benefited from an $8.7 million increase in non-interest bearing demand deposits.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2008 and March 31, 2007 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do not include non-accrual loans, but interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended March 31 (In thousands, except percentages)

		2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 630,581	$ 10,483	6.58%	$ 592,956	$ 10,084	6.79%
Deposits with banks	498	6	3.24	661	6	3.63
Federal funds sold	424	4	3.50	423	6	5.28
Investment securities – AFS	155,112	1,572	4.09	181,290	1,833	4.04
Investment securities – HTM	18,199	238	5.23	20,769	269	5.18
Total investment securities	173,311	1,810	4.22	202,059	2,102	4.16
Total interest earning assets/interest income	804,814	12,303	6.08	796,099	12,198	6.14
Non-interest earning assets:
Cash and due from banks	17,935			17,082
Premises and equipment	8,886			8,735
Other assets	72,963			66,127
Allowance for loan losses	(7,309)			(8,062)
TOTAL ASSETS	$897,289			$ 879,981

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 64,310	$ 222	1.38%	$ 58,027	$ 169	1.18%
Savings	68,666	131	0.77	74,191	140	0.77
Money markets	104,180	697	2.68	188,891	1,832	3.93
Other time	347,134	3,450	3.99	334,093	3,558	4.32
Total interest bearing deposits	584,290	4,500	3.10	655,202	5,699	3.53
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	76,997	631	3.24	16,196	220	5.43
Advances from Federal Home Loan Bank	11,718	136	4.66	1,392	21	6.07
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	686,090	5,547	3.24	685,875	6,220	3.67
Non-interest bearing liabilities:
Demand deposits	110,645			101,900
Other liabilities	9,526			7,703
Stockholders' equity	91,028			84,503
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$897,289			$ 879,981
Interest rate spread			2.84			2.47
Net interest income/ Net interest margin		6,756	3.32%		5,978	2.97%
Tax-equivalent adjustment		(21)			(23)
Net Interest Income		$ 6,735			$ 5,955

…..PROVISION FOR LOAN LOSSES..... The Company recorded a $150,000 provision for loan losses in the first quarter of 2008 compared to no loan loss provision in the first quarter of 2007.  When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, delinquency trends, concentrations of credit, loan volume trends and broader local and national economic trends.  The Company’s net charge-offs in the first quarter of 2008 amounted to $93,000 or 0.06% of total loans.  This amount was comparable with the net charge-offs of $82,000 or 0.06% of total loans experienced in the first quarter of 2007.  Non-performing assets favorably declined by $2.2 million from December 31, 2007 due to the successful workout during the first quarter of 2008 of the Company’s largest non-performing loan with no loss to the bank.  Non-performing assets totaled $3.1 million or 0.48% of total loans at March 31, 2008 compared to $5.3 million or 0.83% of total loans at December 31, 2007.  Overall, the allowance for loan losses provided 240% coverage of non-performing assets and was 1.15% of total loans at March 31, 2008.  Note also that the Company has no exposure to sub-prime mortgage loans in either the loan or investment portfolios.

.....NON-INTEREST INCOME.....Non-interest income for the first quarter of 2008 totaled $3.8 million; an increase of $605,000 or 18.7% from the first quarter 2007 performance.  Factors contributing to this increased level of non-interest income in 2008 included:

* an $86,000 increase in Trust fees due to continued successful new business development efforts in 2008.  The fair market value of trust assets totaled $1.8 billion at March 31, 2008.

* a $124,000 increase in investment advisory fees resulting from the inclusion of West Chester Capital Advisors for a full quarter in 2008 as compared to just one month in 2007.

* a $64,000 increase in gains on loans held for sale due to increased residential mortgage loan sales into the secondary market in 2008.

* a $149,000 increase in deposit service charges due to increased overdraft fees and greater service charge revenue that resulted from a realignment of the bank’s checking accounts to include more fee based products.

* a $191,000 increase in other income due entirely to a gain realized on the mandatory redemption of shares of VISA stock that occurred as a result of VISA’s initial public offering.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first quarter of 2008 totaled $8.8 million; a $106,000 or 1.2% increase from the first quarter 2007 performance.  The inclusion of West Chester Capital Advisors for the entire quarter in 2008 compared to only a partial quarter in 2007 caused non-interest expense to increase by $164,000.  Otherwise, expense decreases were recorded in several line items including salaries and employee benefits and equipment expense as a result of the Company’s continuing focus on containing and reducing non-interest expenses.  Total full-time equivalent employees at March 31, 2008 were down by 25 employees or 6.7% from the first quarter of 2007.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $415,000 in the first quarter of 2008 which reflects an estimated effective tax rate of approximately 25.2%. The income tax expense recorded in the first quarter 2007 was $87,000 and reflected an estimated effective tax rate of approximately 16.9%. The increased tax expense and higher effective rate reflect the impact of an increased level of pre-tax income in 2008 as the level of tax-free income has been relatively consistent between years.  The Company’s differed tax asset declined to $12.6 million at March 31, 2008 due to the ongoing utilization of net operating loss carryforwards and improved market value of the AFS investment portfolio.

…..SEGMENT RESULTS.….Retail banking’s net income contribution was $380,000 in the first three months of 2008 and was $359,000 in the first quarter of 2007.  The 2008 net income performance is better than the 2007 performance due to the positive impact of increased non-interest revenue in line items such as deposit service charges and gain on residential mortgage loan sales combined with declines in corporate overhead expense resulting from a diligent focus on cost control.

The commercial lending segment increased its profitability in the first quarter of 2008 by generating net income of $730,000 compared to $630,000 of net income earned in the first quarter of 2007.  The improved performance in 2008 was caused by increased revenue resulting from the greater level of commercial loans outstanding and the continued strong asset quality.

The trust segment’s net income contribution in the first three months of 2008 amounted to $463,000 which was up $24,000 from the prior year period.  Successful new business development and the acquisition of West Chester Capital Advisors caused revenues to increase at a faster pace than expenses in 2008.  The diversification of the revenue-generating divisions within the trust segment is also one of the primary reasons for its successful growth.

The investment/parent segment reported a net loss of $344,000 in the first three months of 2008 which was lower than the net loss of $1.0 million realized in the first three months of 2007.   The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve.

.....BALANCE SHEET.....The Company's total consolidated assets were $902 million at March 31, 2008, which was consistent from the $905 million level at December 31, 2007.  The Company’s loans totaled $633 million at March 31, 2008, a decrease of $3.2 million or 1.0% from year-end as loan origination activity was slower in the first quarter of the year.  Note that the Company’s loan pipelines are sharply higher so far in the second quarter of 2008 so we expect to see increased new loan fundings over the next two quarters.   Investment securities declined by $11.5 million so far in 2008 as investment portfolio cash was used to either fund loan growth or pay-down borrowings.

The Company’s deposits totaled $682 million at March 31, 2008, which was $28 million or 3.9% lower than December 31, 2007.  This decrease was due primarily to a $22 million decline in Trust Company specialty deposits related to the Build and Erect Funds as wholesale borrowings provided the Company with a lower cost funding source than these deposits in the first quarter of 2008. Total borrowed funds increased by $24.5 million due to the replacement of the Trust specialty deposits with lower rate short-term borrowings and FHLB advances.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at March 31, 2008 of 9.78%.  The Company’s book value per share at March 31, 2008 was $4.19.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency and other non-performing assets (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2008	2007	2007
Total loan delinquency (past
due 30 to 89 days)	$ 3,866	$3,559	$ 4,324
Total non-accrual loans	2,834	5,238	2,696
Total non-performing assets*	3,050	5,280	2,706
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.61%	0.56%	0.72%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	0.45	0.82	0.45
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.48	0.83	0.45

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned.

Non-performing assets have remained in a range of $2.3 to $5.2 million for the past 11 quarters and ended the first quarter of 2008 at $3.1 million or 0.48% of total loans.  The $2.2 million decline since year-end 2007 reflects the successful workout during the first quarter of 2008 of the Company’s largest non-performing loan with no loss to the Bank.   Loan delinquency levels have remained below 1.0% during all periods presented and reflect the continued good loan portfolio quality.  While we are pleased with our asset quality, we continue to closely monitor the portfolio amid signs of a slowing economy given the number of relatively large-sized commercial and commercial real estate loans within the portfolio.  As of March 31, 2008, the 25 largest credits represented 31.5% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2008	2007	2007
Allowance for loan losses	$7,309	$7,252	$8,010
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.15%	1.14%	1.33%
total delinquent loans
(past due 30 to 89 days)	189.06	203.77	185.25
total non-accrual loans	257.90	138.45	297.11
total non-performing assets	239.64	137.35	296.01

The allowance for loan losses provided 240% coverage of non-performing assets at March 31, 2008 compared to 137% coverage at December 31, 2007, and 296% coverage at March 31, 2007.  The allowance for loan losses to total loans ratio decreased to 1.15% since the prior year first quarter due to a drop in the size of the loan loss reserve combined with an increase in the level of total loans outstanding but did increase modestly since year-end.

.....LIQUIDITY......The Bank’s liquidity position has been strong during the last several years when the Bank was undergoing a turnaround and return to traditional community banking.  Our core retail deposit base (excluding Trust specialty deposits) has first remained stable and then grown throughout this period and has been adequate to fund the Bank’s operations.  Cash flow from prepayments and amortization of securities was used to reduce Federal Home Loan Bank borrowings and fund net loan growth.  We expect that liquidity will continue to be adequate as we transform the balance sheet to one that is more loan dependent.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $17.6 million from December 31, 2007, to March 31, 2008, due to $15.7 million of cash provided by investing activities.  This was partially offset by $3.9 million of cash used in financing activities.  Within investing activities, cash provided by investment security maturities exceeded purchases of new investment securities by $13.1 million.  Cash advanced for new loan fundings and purchases totaled $20.8 million and was $3.5 million lower than the $24.3 million of cash received from loan principal payments and sales.

The Company used $1.1 million of cash to buyback 354,500 shares of it common stock at an average price of $3.11.  In the fourth quarter of 2007, the Company’s Board of Directors approved a repurchase program to buyback up to 5% or approximately 1.1 million of its outstanding common shares.  The shares may be purchased in open market, negotiated, or block transactions.  This stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time.  The Company also used $254,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first three months of 2008.  The parent company had $5.1 million of cash and investments at March 31, 2008.

Additionally, dividend payments from its subsidiaries also provide ongoing cash to the parent.  At March 31, 2008, the subsidiary bank had $3.6 million of cash available for immediate upstream to the Parent per the applicable regulatory formulas.

.....CAPITAL RESOURCES.....The Company continues to be considered well capitalized as the asset leverage ratio was 9.78% and the Tier 1 capital ratio was 12.39% at March 31, 2008.  Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios.  At March 31, 2008, accumulated other comprehensive loss amounted to $2.9 million.  Additionally, the quarterly $216,000 amortization of core deposit intangible assets has favorably impacted tangible capital.  The Company’s tangible equity to assets ratio was 8.55% at March 31, 2008.  We anticipate that our capital ratios will be relatively stable in 2008 as we currently plan to utilize earnings to support our stock repurchase program.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	(0.4)%	11.3%
100bp increase	1.5	8.0
100bp decrease	(4.6)	(15.4)
200bp decrease	(13.6)	(37.0)

The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.   Note that the negative variability of net interest income in the downward interest rate forecasts is being caused by a significant assumed increase in asset prepayment speeds at a pace that is faster than what has actually materialized given the 300 basis point short-term rate reductions that have already occurred.

.....OFF BALANCE SHEET ARRANGEMENTS…..The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $109.6 million and standby letters of credit of $7.9 million as of March 31, 2008.

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

Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $5.8 million, or 79%, of the total allowance for credit losses at March 31, 2008 has been allotted to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors.  To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of March 31, 2008, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.  A decline in value that is to be considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operation.  At March 31, 2008, 100% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by Government agencies, U.S. Treasury or Government sponsored agencies.  The Company believes the price movements in these securities are dependent upon the movement in market interest rates.  The Company’s management also maintains the ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

.....FORWARD LOOKING STATEMENT.....

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and our growing Trust Company.  In accordance with our strategic plan, our focus encompasses the following:

• Customer Service - it is the existing and prospective customer that AmeriServ must satisfy. This means good products and fair prices. But it also means quick response time and professional competence.  It means speedy problem resolution and a minimizing of bureaucratic frustrations.  AmeriServ is training and motivating its staff to meet these standards.

• Revenue Growth - It is necessary for AmeriServ to focus on growing revenues. This means loan growth, deposit growth and fee growth. It also means close coordination between all customer service areas so as many revenue producing products as possible can be presented to existing and prospective customers. The Company’s Strategic Plan contains action plans in each of these areas. This challenge will be met by seeking to exceed customer expectations in every area. An examination of the peer bank database provides ample proof that a well executed community banking business model can generate a reliable and rewarding revenue stream.

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

.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2008, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic filings under the Exchange Act.

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

Item 1A.   Risk Factors

   There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

   Following are the Company’s monthly common stock purchases during the first quarter of 2008.  All shares are repurchased under Board of Directors authorization.  In December 2007, the Board authorized a new program to repurchase 1.1 million shares.  There is no prescribed termination date for this program.

		Ave.
Shares repurchased	Shares	Price

January	26,200	$3.04
February	269,400	$3.14
March	58,900	$3.00
Total first quarter 2008 repurchases	354,500	$3.11

Shares remaining authorized under disclosed repurchase plan at March 31, 2008	754,950

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

AmeriServ Financial, Inc.
Registrant

Date: May 1, 2008	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: May 1, 2008	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

May 1, 2008

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and its consolidated subsidiaries as of March 31, 2008, the related consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the consolidated statement of cash flows for the three months ended March 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 6, 2008, we expressed an unqualified opinion on those consolidated financial statements.

/S.R. Snodgrass, A.C.

Wexford, PA

May 1, 2008

Exhibit 15.1

May 1, 2008

AmeriServ Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the period ended March 31, 2008, as indicated in our report dated May 1, 2008.  Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is incorporated by reference in the following Registration Statements:

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

/S.R. Snodgrass, A.C.

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

Date: May 1, 2008	/s/Allan R. Dennison
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

Date: May 1, 2008	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

May 1, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

May 1, 2008