Form 10-Q
period 2008-06-30
AMERISERV FINANCIAL INC /PA/
filed 2008-08-04
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange                Act of 1934

For the period ended                June 30, 2008

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

               Class

        Outstanding at August 1, 2008

Common Stock, par value $2.50

             21,853,387

per share

AmeriServ Financial, Inc.

      Item 1. Financial Statements

                                                                                        AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Cash and due from depository institutions	$ 26,097	$ 24,715
Interest bearing deposits	185	197
Total cash and cash equivalents	26,282	24,912
Investment securities:
Available for sale	130,915	144,941
Held to maturity (market value $17,733 on June 30, 2008 and $18,378 on December 31, 2007)	17,904	18,533
Loans held for sale	3,753	1,060
Loans	620,501	635,566
Less: Unearned income	456	471
Allowance for loan losses	7,963	7,252
Net loans	612,082	627,843
Premises and equipment, net	9,345	8,450
Accrued income receivable	3,797	4,032
Goodwill	13,497	13,497
Core deposit intangibles	541	973
Bank owned life insurance	32,406	32,864
Net deferred tax asset	12,785	13,750
Regulatory stock	5,510	7,204
Other assets	8,413	6,819
TOTAL ASSETS	$ 877,230	$ 904,878

LIABILITIES
Non-interest bearing deposits	$ 130,316	$ 113,380
Interest bearing deposits	592,597	597,059
Total deposits	722,913	710,439

Short-term borrowings	34,332	72,210
Advances from Federal Home Loan Bank	5,882	9,905
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	53,299	95,200
Other liabilities	8,770	8,945
TOTAL LIABILITIES	784,982	814,584

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,296,192 shares issued and 21,850,773 outstanding on June 30, 2008; 26,279,916 shares issued and 22,188,997 outstanding on December 31, 2007	65,740	65,700
Treasury stock at cost, 4,445,419 shares on June 30, 2008 and 4,090,919 shares for December 31, 2007	(66,925)	(65,824)
Capital surplus	78,798	78,788
Retained earnings	18,347	15,602
Accumulated other comprehensive loss, net	(3,712)	(3,972)
TOTAL STOCKHOLDERS' EQUITY	92,248	90,294
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 877,230	$ 904,878

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$ 9,862	$ 10,303	$ 20,324	$ 20,364
Deposits with banks	2	6	8	12
Federal funds sold	-	84	4	90
Investment securities:
Available for sale	1,380	1,648	2,952	3,481
Held to maturity	206	267	444	536
Total Interest Income	11,450	12,308	23,732	24,483

INTEREST EXPENSE
Deposits	3,861	5,931	8,360	11,630
Short-term borrowings	208	32	840	252
Advances from Federal Home Loan Bank	135	52	271	73
Guaranteed junior subordinated deferrable interest debentures	280	280	560	560
Total Interest Expense	4,484	6,295	10,031	12,515

NET INTEREST INCOME	6,966	6,013	13,701	11,968
Provision for loan losses	_1,375	-	_1,525	_ -
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,591	6,013	12,176	11,968

NON-INTEREST INCOME
Trust fees	1,737	1,689	3,527	3,393
Net losses on investment securities	(137)	-	(137)	-
Net gains on loans held for sale	121	79	210	104
Service charges on deposit accounts	807	636	1,541	1,221
Investment advisory fees	218	329	444	431
Bank owned life insurance	1,923	265	2,172	523
Other income	674	594	1,424	1,153
Total Non-Interest Income	5,343	3,592	9,181	6,825

NON-INTEREST EXPENSE
Salaries and employee benefits	4,812	4,930	9,642	9,815
Net occupancy expense	653	615	1,314	1,279
Equipment expense	414	564	845	1,110
Professional fees	910	818	1,679	1,513
Supplies, postage and freight	317	303	647	581
Miscellaneous taxes and insurance	344	359	697	723
FDIC deposit insurance expense	20	22	42	44
FHLB prepayment penalty	91	-	91	-
Amortization of core deposit intangibles	216	216	432	432
Other expense	1,248	695	2,415	1,698
Total Non-Interest Expense	9,025	8,522	17,804	17,195

PRETAX INCOME	1,909	1,083	3,553	1,598
Income tax expense	393	275	808	362
NET INCOME	$ 1,516	$ 808	$ 2,745	$ 1,236

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.07	$ 0.04	$ 0.13	$ 0.06
Average number of shares outstanding	21,847	22,164	21,954	22,162
Diluted:
Net income	$ 0.07	$ 0.04	$ 0.13	$ 0.06
Average number of shares outstanding	21,848	22,171	21,955	22,168
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

Six months ended		Six months ended
	June 30, 2008	June 30, 2007
OPERATING ACTIVITIES
Net income	$ 2,745	$ 1,236
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan loss	1,525	-
Depreciation expense	740	790
Amortization expense of core deposit intangibles	432	433
Net amortization of investment securities	125	203
Net realized losses on investment securities available for sale	137	-
Net realized gains on loans held for sale	(210)	(104)
Amortization of deferred loan fees	(216)	(256)
Origination of mortgage loans held for sale	(21,960)	(11,579)
Sales of mortgage loans held for sale	19,477	10,174
Decrease in accrued income receivable	235	15
Increase (decrease) in accrued expense payable	(438)	665
Net (increase) decrease in other assets	(2,202)	19,474
Net increase in other liabilities	771	3,100
Net cash provided by operating activities	1,161	24,151

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments - available for sale	(47,362)	(9,316)
Purchases of investment securities and other short-term investments – held to maturity	(4,464)	-
Purchases of regulatory stock	(3,000)	(1,382)
Proceeds from redemption of regulatory stock	4,694	2,370
Proceeds from sales of investment securities – available for sale	17,377	-
Proceeds from maturities of investment securities – available for sale	42,310	35,466
Proceeds from maturities of investment securities – held to maturity	5,057	502
Long-term loans originated	(55,248)	(100,196)
Principal collected on long-term loans	69,956	101,628
Loans purchased or participated	(2,500)	(19,191)
Loans sold or participated	2,500	4,500
Net increase in other short-term loans	(46)	(362)
Purchases of premises and equipment	(1,635)	(898)
Proceeds from insurance policies	2,635	-
Acquisition of West Chester Capital Advisors	-	(2,200)
Net cash provided by investing activities	30,274	10,921

FINANCING ACTIVITIES
Net increase in deposit accounts	13,395	9,922
Net decrease in other short-term borrowings	(37,878)	(48,757)
Principal borrowings on advances from Federal Home Loan Bank	3,000	3,000
Principal repayments on advances from Federal Home Loan Bank	(7,023)	(22)
Purchase of treasury stock	(1,101)	-
Guaranteed junior subordinated deferrable interest debenture dividends paid	(508)	(508)
Proceeds from stock purchase plan	50	61
Net cash used in financing activities	(30,065)	(36,304)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,370	(1,232)
CASH AND CASH EQUIVALENTS AT JANUARY 1	24,912	23,904
CASH AND CASH EQUIVALENTS AT JUNE 30	$ 26,282	$22,672

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 18 locations in Pennsylvania.  The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.8 billion that are not recognized on the Company’s balance sheet at June 30, 2008.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157.  Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R  and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options to purchase 220,909 and 216,107 shares of common stock were outstanding as of June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

	Three months ended June 30, June 30,			Six months ended June 30, June 30,
	2008	2007	2008	2007
		(In thousands, except per share data)
Numerator:
Net Income	$ 1,516	$ 808	$ 2,745	$ 1,236

Denominator:
Weighted average common shares
outstanding (basic)	21,847	22,164	21,954	22,162
Effect of stock options	1	7	1	6
Weighted average common shares
outstanding (diluted)	21,848	22,171	21,955	22,168

Earnings per share:
Basic	$0.07	$0.04	$0.13	$0.06
Diluted	0.07	0.04	0.13	0.06

5.

Comprehensive Income

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for the defined benefit plan.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net income	$ 1,516	$ 808	$ 2,745	$ 1,236

Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	82	86	165	178
Income tax effect	(28)	(27)	(57)	(60)
Reclassification adjustment for losses on available for sale securities included in net income	137	-	137	-
Income tax effect	(47)	-	(47)	-
Unrealized holding (losses) gains on available for sale securities arising during period	(1,508)	367	93	193
Income tax effect	513	(125)	(31)	(66)
Other comprehensive income (loss)	(851)	301	260	245

Comprehensive income	$ 665	$ 1,109	$ 3,005	$ 1,481

6.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.  The Company made $184,000 in income tax payments in the first six months of 2008 as compared to $38,000 for the first six months of 2007.  The Company made total interest payments of $10,469,000 in the first six months of 2008 compared to $11,850,000 in the same 2007 period.

7.

Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

June 30, 2008		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 5,004	$ 29	$ -	$ 5,033
U.S. Agency	7,248	40	(20)	7,268
U.S. Agency mortgage- backed securities	113,621	228	(1,245)	112,604
Money market mutual funds and other	6,012	-	(2)	6,010
Total	$131,885	$ 297	$(1,267)	$ 130,915

Investment securities held to maturity (HTM):

June 30, 2008		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,118	$ 74	$ -	$ 3,192
U.S. Agency mortgage-
backed securities	10,036	-	(125)	9,911
Other securities	4,750	-	(120)	4,630
Total	$ 17,904	$ 74	$ (245)	$ 17,733

Investment securities available for sale (AFS):

December 31, 2007		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 6,006	$ 5	$ -	$ 6,011
U.S. Agency	38,041	44	(12)	38,073
U.S. Agency mortgage-
backed securities	98,484	105	(1,328)	97,261
Money market mutual funds and other	3,598	-	(2)	3,596
Total	$146,129	$ 154	$ (1,342)	$ 144,941

Investment securities held to maturity (HTM):

December 31, 2007		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,153	$ 55	$ -	$ 3,208
U.S. Agency	3,473	23	-	3,496
U.S. Agency mortgage-
backed securities	6,157	13	-	6,170
Other securities	5,750	-	(246)	5,504
Total	$ 18,533	$ 91	$ (246)	$ 18,378

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At June 30, 2008 and December 31, 2007, 92.8% and 94.3% of the portfolio was rated "AAA", respectively.  Less than 1% of the portfolio was rated below “A” or unrated at June 30, 2008 and December 31, 2007.   At June 30, 2008, the Company’s consolidated investment securities portfolio had a modified duration of approximately 3.0 years. The Company has no exposure to sub-prime mortgage loans in either the loan or investment portfolios.

  The following tables present information concerning investments with unrealized losses as of June 30, 2008 and December 31, 2007 (in thousands):

Investment securities available for sale:

June 30, 2008	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$ 1,980	$ (20)	$ -	$ -	$ 1,980	$ (20)
U.S. Agency mortgage-
backed securities	70,656	(848)	15,276	(397)	85,932	(1,245)
Other	23	(2)	-	-	23	(2)
Total	$ 72,659	$ (870)	$ 15,276	$ (397)	$87,935	$ (1,267)

Investment securities held to maturity:

June 30, 2008	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency mortgage-
backed securities	$ 9,911	$ (125)	$ -	$ -	$ 9,911	$ (125)
Other	-	-	4,630	(120)	4,630	(120)
Total	$ 9,911	$ (125)	$ 4,630	$ (120)	$ 14,541	$ (245)

Investment securities available for sale:

December 31, 2007	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$ -	$ -	$ 25,963	$ (12)	$ 25,963	$ (12)
U.S. Agency mortgage-
backed securities	4,388	(31)	81,085	(1,297)	85,473	(1,328)
Other	22	(2)	-	-	22	(2)
Total	$ 4,410	$ (33)	$107,048	$(1,309)	$111,458	$(1,342)

Investment securities held to maturity:

December 31, 2007	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other	$ -	$ -	$5,504	$ (246)	$ 5,504	$ (246)
Total	$ -	$ -	$5,504	$ (246)	$ 5,504	$ (246)

For fixed maturity investments with unrealized losses due to changes in market interest rates where the Company has the ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  There are 39 positions that are considered temporarily impaired at June 30, 2008.  The Company reviews its position quarterly and has asserted that at June 30, 2008, the declines outlined in the above table represent temporary declines and the Company does have the ability to hold those securities to maturity or to allow a market recovery.

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

Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  This applies to all available for sale securities except U.S. Treasury securities which are considered to be Level 1.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at June 30, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$130,915	$ 5,056	$ 125,859	$ -

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Commercial	$ 106,100	$ 118,936
Commercial loans secured by real estate	285,564	285,115
Real estate – mortgage	211,985	214,839
Consumer	16,852	16,676
Total loans	620,501	635,566
Less: Unearned income	456	471
Loans, net of unearned income	$ 620,045	$ 635,095

Real estate-construction loans comprised 6.1%, and 5.5% of total loans, net of unearned income, at June 30, 2008 and December 31, 2007, respectively.  The Company has no direct credit exposure to foreign countries or sub-prime mortgage loans.

9.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Balance at beginning of period	$ 7,309	$ 8,010	$ 7,252	$ 8,092
Charge-offs:
Commercial	(100)	(50)	(106)	(59)
Commercial loans secured by real estate	(791)	(12)	(791)	(12)
Real estate-mortgage	(83)	(53)	(121)	(63)
Consumer	(95)	(46)	(182)	(170)
Total charge-offs	(1,069)	(161)	(1,200)	(304)
Recoveries:
Commercial	289	24	294	37
Commercial loans secured by real estate	23	14	29	27
Real estate-mortgage	20	1	21	10
Consumer	16	23	42	49
Total recoveries	348	62	386	123

Net charge-offs	(721)	(99)	(814)	(181)
Provision for loan losses	1,375	-	1,525	-
Balance at end of period	$ 7,963	$ 7,911	$ 7,963	$ 7,911

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.46%	0.07%	0.26%	0.06%
Annualized provision for loan losses	0.89	-	0.49	-
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.28	1.31	1.28	1.31
Total classified loans	$14,471	$12,644	$14,471	$12,644

10.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	June 30, 2008	December 31, 2007
Non-accrual loans
Commercial	$ 1,222	$ 3,553
Commercial loans secured by real estate	179	225
Real estate-mortgage	760	875
Consumer	448	585
Total	2,609	5,238

Past due 90 days or more and still accruing
Commercial loans secured by real estate	260	-
Total	260	-

Other real estate owned
Commercial loans secured by real estate	701	-
Real estate-mortgage	147	42
Total	848	42

Total non-performing assets	$ 3,717	$ 5,280
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.60%	0.83%
Total restructured loans	$ 1,210	$ 1,217

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

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income due in accordance
with original terms	$ 44	$ 48	$ 97	$ 81
Interest income recorded	-	-	-	(18)
Net reduction in interest income	$ 44	$ 48	$ 97	$ 63

11.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at June 30, 2008, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 34,332	2.94%

Advances	2009	3,004	4.17
	2010	2,000	3.40
	2011 and after	878	6.44
		5,882	4.25

Total FHLB borrowings		$ 40,214	3.13%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of June 30, 2008, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  The Company believes that no conditions or events have occurred that would change this conclusion.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	Actual			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 96,506	14.66%	$ 55,353	8.00%	$ 69,191	10.00%
Bank	84,842	13.09	51,870	8.00	64,837	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	88,276	13.41	27,676	4.00	41,514	6.00
Bank	76,734	11.83	25,935	4.00	38,902	6.00

Tier 1 Capital (to Average Assets)
Consolidated	88,276	10.47	33,737	4.00	42,172	5.00
Bank	76,734	9.23	33,261	4.00	41,576	5.00

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

The contribution of the major business segments to the consolidated results of operations for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2008		June 30, 2008		June 30, 2008
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 7,320	$ 1,346	$ 13,128	$ 1,726	$ 332,466
Commercial lending	2,800	188	5,418	918	392,781
Trust	1,972	352	4,013	815	3,164
Investment/Parent	217	(370)	323	(714)	148,819
Total	$ 12,309	$ 1,516	$ 22,882	$ 2,745	$ 877,230

	Three months ended		Six months ended
	June 30, 2007		June 30, 2007		June 30, 2007
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,014	$ 406	$ 11,978	$ 765	$ 328,887
Commercial lending	2,401	866	4,574	1,496	370,004
Trust	2,065	452	3,910	891	2,761
Investment/Parent	(875)	(916)	(1,669)	(1,916)	174,508
Total	$ 9,605	$ 808	$ 18,793	$ 1,236	$ 876,160

14.

Commitments and Contingent Liabilities

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $109.1 million and standby letters of credit of $7.9 million as of June 30, 2008.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$ 241	$ 230	$ 482	$ 464
Interest cost	233	218	465	440
Expected return on plan assets	(309)	(284)	(619)	(573)
Amortization of prior year service cost	1	1	2	2
Amortization of transition asset	(4)	(5)	(8)	(9)
Recognized net actuarial loss	85	90	171	185
Net periodic pension cost	$ 247	$ 250	$ 493	$ 509

16.

West Chester Capital Advisors Acquisition

The Company announced on January 22, 2007, that it had signed a Definitive Agreement to acquire West Chester Capital Advisors (WCCA) of West Chester, Pennsylvania.  WCCA is a registered investment advisor with expertise in large cap stocks, and at June 30, 2008 had $150 million in assets under management.   WCCA was formed in 1994.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2008 SECOND QUARTER SUMMARY OVERVIEW…..The second quarter of 2008 represented another positive chapter to the AmeriServ Turnaround effort.  It was encouraging to note that the reported net income of $1,516,000 or $0.07 per share represented an 88% increase over the same period in 2007 and a 23% increase over the first quarter of 2008.  AmeriServ, through the first six months of 2008, has now reported an increase in net income of $1.5 million or 122% over the first six months of 2007.  This means that earnings per share in 2008 have been thirteen cents as compared with six cents in 2007.  The improved performance level was achieved during one of the most difficult economic periods in recent years.

AmeriServ has maintained a conservative balance sheet since the significant balance sheet restructuring actions implemented in 2004 and 2005.  AmeriServ was well positioned for the revised interest policy that the Federal Reserve has followed in the first six months of 2008.  This positioning has resulted in a 26 basis point increase in the net interest margin during the second quarter supplementing the 24 basis point margin increase recorded in the first quarter of 2008.  During this second quarter net interest income grew stronger as did non-interest income which demonstrated core growth and was supplemented by an unusually high level of income from Bank Owned Life Insurance (BOLI).  AmeriServ has maintained a BOLI program for several years.  During the second quarter, the Company received death benefit payments on two former officers that were $1.6 million greater than the carrying value of the policies.  Service charges were strong and Trust fees were 4% higher than 2007.  AmeriServ also took advantage of market conditions to adjust both its investment portfolio and its Federal Home Loan Bank borrowings to increase future net interest income.

While it is good to be able to report a continuation of the Turnaround it would be an understatement to consider economic conditions during the second quarter as anything but very troubled.  The steady drumbeat in the daily news reports has moved well beyond the Sub-Prime Mortgage Crisis.  The economy now is contending with an upward spiral in energy costs, global inflation in food prices, increases in unemployment and a growing momentum of mortgage defaults and foreclosures.  The toll these events are having on financial institutions and banks is very disturbing.  The troubles have unsettled equity markets and bond markets creating a widespread crisis in confidence.  These events have created an increased level of vigilance at AmeriServ.

We stated earlier that AmeriServ has maintained a conservative position since the balance sheet restructurings.  In the second quarter this has meant that the Company has permitted some higher rate deposits to leave the Bank.  It has also meant that while credit standards remain fair and responsive to customer needs weaker credits are being monitored more closely.  During the second quarter the AmeriServ allowance for loan losses was increased by $654,000, almost equaling the $667,000 increase in non-performing assets.  AmeriServ finished the second quarter with a loan loss allowance which was 214% of non-performing assets.  Additionally, during the second quarter AmeriServ reduced its Federal Home Loan Bank borrowings to just 4.6% of total assets and continued to maintain capital ratios in line with industry standards and well above regulatory requirements.

It is important to mention that it has been strict adherence to the Strategic Plan offered by management to the Board in 2006 that has produced increases in net income in five consecutive quarters.  The senior staff has now begun a series of sessions to extend that Strategic Plan for three more years through 2011.  We recognize that while progress has been made AmeriServ still trails its peer’s financial performance.  The plan which was created in the strong economy of 2005 and 2006 must be re-examined to be certain that it fits the much grimmer realities of 2008.  Yet the extended Plan must still focus on improving performance while keeping the franchise strong.

We have said that AmeriServ has strong capital ratios and a reduced level of balance sheet risk.  But these troubled times seem to require even more than just normal vigilance. Therefore AmeriServ has positioned itself to build liquidity and capital by electing to not activate its stock buyback program during the second quarter.  This added strength provides for an extra layer of safety and also could provide the strength to resource a pro-active strategy when the inevitable recovery period begins.  At this point in 2008, AmeriServ has a bank which is growing stronger each day and a Trust company which has grown in size and profitability for five consecutive years. Therefore it is our intent to continue to build a sound and solid community bank, to continue to resource the growth of the Trust company and to be alert for opportunities to find a way to benefit from the difficulties that have spread through the banking industry.

THREE MONTHS ENDED JUNE 30, 2008 VS. THREE MONTHS ENDED JUNE 30, 2007

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	June 30, 2008	June 30, 2007

Net income	$ 1,516	$ 808
Diluted earnings per share	0.07	0.04
Return on average assets (annualized)	0.71%	0.37%
Return on average equity (annualized)	6.64%	3.79%

The Company reported net income of $1.5 million or $0.07 per diluted share for the second quarter of 2008.  This represents an increase of $708,000 or 88% over the second quarter 2007 net income of $808,000 or $0.04 per diluted share.  Our conservative balance sheet positioning allowed AmeriServ Financial to report improved financial performance during a period of turmoil within the banking industry and financial markets.  The growth in earnings was driven by increased net interest income and higher non-interest revenue which more than offset an increased provision for loan losses and higher non-interest expenses.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the second quarter of 2008 to the second quarter of 2007 (in thousands, except percentages):

	Three months ended June 30, 2008	Three months ended June 30, 2007	Change	% Change
Interest income	$ 11,450	$ 12,308	$ (858)	(7.0)%
Interest expense	4,484	6,295	(1,811)	(28.8)
Net interest income	$ 6,966	$ 6,013	$ 953	15.8

Net interest margin	3.58%	3.01%	0.57	N/M

N/M - not meaningful

The Company’s net interest income in the second quarter of 2008 increased by $953,000 or 15.8% from the prior year’s second quarter and the net interest margin was up by 57 basis points over the same comparative period.  The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve.  As a result of these changes, the Company’s interest expense on deposits and borrowings declined at a faster rate than the interest income on loans and investment securities.  These factors, combined with greater average loans outstanding over the past 12 months, caused the increased net interest income and margin in the second quarter of 2008.  Total loans averaged $621 million in the second quarter of 2008, an increase of $22 million or 3.7% over the second quarter of 2007.  Overall, net interest income has now increased for six consecutive quarters and the Company believes its balance sheet is well positioned for a continued lower interest rate environment in 2008.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the second quarter of 2008 decreased by $858,000 when compared to the same 2007 quarter. This decrease was due to an $18.0 million decrease in average earning assets and a 30 basis point decrease in the earning asset yield to 5.91%.  Within the earning asset base, the yield on the total loan portfolio decreased by 52 basis points to 6.29% and reflects the lower interest rate environment in 2008 as the Federal Reserve has reduced the federal funds rate by 325 basis points to 2.0% since last year’s second quarter.  The total investment securities yield, however, has increased by 14 basis points to 4.32%.  The Company took advantage of the positively sloped yield curve to position the investment portfolio for better future earnings by selling some of the lower yielding securities in the portfolio at a loss and replacing them with higher yielding securities with a modestly longer duration.

The $18.0 million decrease in the volume of average earning assets was due to a $33.4 million or 18.2% decrease in average investment securities partially offset by a $22.0 million or 3.7% increase in average loans.  This loan growth was driven by increased commercial and commercial real estate loans as a result of successful new business development efforts. The decline in investment securities was caused by the call of certain agency securities and ongoing cash flow from mortgage-backed securities.  The Company has elected to utilize this cash from lower yielding investment securities to fund higher yielding loans in an effort to increase the Company’s earning asset yield.

The Company's total interest expense for the second quarter of 2008 decreased by $1.8 million or 28.8% when compared to the same 2007 quarter.  This decrease in interest expense was due to a lower cost of funds as the cost of both deposits and borrowings dropped.  The total cost of funds for the second quarter of 2008 declined by 96 basis points to 2.76% and was driven down by lower short-term interest rates and a more favorable funding mix in the second quarter of 2008.  Specifically, total average interest bearing deposits decreased by $67.1 million or 10.2% due entirely to a decline in Trust Company specialty deposits related to the Erect and Build Funds as wholesale borrowings provided the Company with a lower cost funding source than these deposits in the second quarter of 2008.  Additionally, the Company’s funding mix also benefited from a $4.3 million increase in non-interest bearing demand deposits.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2008 and June 30, 2007 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do not include non-accrual loans, but interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended June 30 (In thousands, except percentages)

		2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$621,395	$ 9,883	6.29%	$599,395	$ 10,325	6.81%
Deposits with banks	446	2	1.77	666	6	3.55
Federal funds sold	-	-	-	6,355	84	5.20
Investment securities – AFS	132,915	1,380	4.24	162,469	1,648	4.06
Investment securities – HTM	16,974	206	4.85	20,824	267	5.13
Total investment securities	149,889	1,586	4.32	183,293	1,915	4.18
Total interest earning assets/interest income	771,730	11,471	5.91	789,709	12,330	6.21
Non-interest earning assets:
Cash and due from banks	17,056			17,445
Premises and equipment	9,101			8,822
Other assets	72,596			71,021
Allowance for loan losses	(7,350)			(7,971)
TOTAL ASSETS	$863,133			$879,026

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 65,495	$ 154	0.94%	$ 56,250	$ 171	1.21%
Savings	70,976	134	0.76	73,640	139	0.76
Money markets	105,308	548	2.09	183,911	1,818	3.96
Other time	350,229	3,024	3.46	345,285	3,803	4.42
Total interest bearing deposits	592,008	3,860	2.62	659,086	5,931	3.61
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	35,822	209	2.30	2,367	32	5.29
Advances from Federal Home Loan Bank	11,822	135	4.60	3,930	52	5.30
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	652,737	4,484	2.76	678,468	6,295	3.72
Non-interest bearing liabilities:
Demand deposits	109,316			105,055
Other liabilities	9,220			9,956
Stockholders' equity	91,860			85,547
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$863,133			$879,026
Interest rate spread			3.15			2.49
Net interest income/ Net interest margin		6,987	3.58%		6,035	3.01%
Tax-equivalent adjustment		(21)			(22)
Net Interest Income		$ 6,966			$ 6,013

…..PROVISION FOR LOAN LOSSES..... The Company recorded a $1,375,000 provision for loan losses in the second quarter of 2008 compared to no loan loss provision in the second quarter of 2007.  When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends.  The higher loan loss provision in 2008 was caused by the Company’s decision to strengthen its allowance for loan losses due to higher net charge-offs and the downgrade of the rating classification of a few specific performing commercial loans due to the slowing economy.  Net charge-offs in the second quarter of 2008 amounted to $721,000 or 0.46% of total loans compared to net charge-offs of $99,000 or 0.07% of total loans in the second quarter of 2007.  The higher second quarter 2008 net charge-offs were primarily due to a $786,000 charge down on a commercial real estate apartment property which the Company took ownership of and transferred to other real-estate owned during the quarter. Non-performing assets increased moderately since the first quarter of 2008 but are still lower than the year-end 2007 level.  Non-performing assets totaled $3.7 million or 0.60% of total loans at June 30, 2008 compared to $5.3 million or 0.83% of total loans at December 31, 2007.  Overall, the allowance for loan losses provided 214% coverage of non-performing assets and was 1.28% of total loans at June 30, 2008 compared to 137% of non-performing assets and 1.14% of total loans at December 31, 2007.  Note also that the Company has no exposure to sub-prime mortgage loans in either the loan or investment portfolios.

.....NON-INTEREST INCOME.....Non-interest income for the second quarter of 2008 totaled $5.3 million; an increase of $1.8 million or 48.7% from the second quarter 2007 performance.  Factors contributing to this increased level of non-interest income in 2008 included:

*  a $1.6 million increase in revenue from bank owned life insurance due to the payment of death claims on two former officers.

*   a $48,000 or 2.8% increase in Trust fees due to continued successful new business development efforts in 2008. The fair market value of trust assets totaled $1.8 billion at June 30, 2008.

*  a $171,000 or 26.9%  increase in deposit service charges due to increased overdraft fees and greater service charge revenue that resulted from a realignment of the bank’s checking accounts to include more fee based products.

*   a $137,000 loss realized on the sale of $17 million of investment securities in the second quarter of 2008 as the Company took advantage of the positively sloped yield curve to position the investment portfolio for better future earnings by selling some of the lower yielding securities in the portfolio and replacing them with higher yielding securities with a modestly longer duration.

* a $111,000 decrease in investment advisory fees as a result of a drop in assets under management due to the declines experienced in the equity markets in 2008.

  .....NON-INTEREST EXPENSE.....Non-interest expense for the second quarter of 2008 totaled $9.0 million; a $503,000 or 5.9% increase from the second quarter 2007 performance.  Factors contributing to the higher non-interest expense in 2008 included:

*   a $553,000 increase in other expense was largely caused by the non-recurrence of a favorable $400,000 recovery on a previous mortgage loan securitization that was realized in the second quarter of 2007.  There was no such recovery in 2008.  Also, business development expenses and charitable contributions were higher in 2008.

*  a $91,000 penalty realized on the prepayment of $6 million of Federal Home Loan Bank debt. This charge resulted from the Company’s decision to retire some higher cost advances and replace them with lower cost current market rate borrowings in order to reduce ongoing interest expense.

*   a $118,000 decrease in salaries and employee benefits due to a 23 or 6.1% reduction in total full- time equivalent employees and reduced medical insurance premiums.

*   a $150,000 decline in equipment expense as a result of the benefits achieved on the migration to a new core data processing operating system and mainframe processor.

*   a $92,000 increase in professional fees due to greater legal costs at the Trust company and other professional fees in the second quarter of 2008.

SIX MONTHS ENDED JUNE 30, 2008 VS. SIX MONTHS ENDED JUNE 30, 2007

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007

Net income	$ 2,745	$ 1,236
Diluted earnings per share	0.13	0.06
Return on average assets (annualized)	0.63%	0.28%
Return on average equity (annualized)	6.04%	2.93%

The Company reported net income of $2.7 million or $0.13 per diluted share for the first six months of 2008.  This represents an increase of $1.5 million or 122% over the first six months 2007 net income of $1.2 million or $0.06 per diluted share.  The growth in earnings was driven by increased net interest income and higher non-interest revenue which more than offset an increased provision for loan losses and higher non-interest expenses.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first six months of 2008 to the first six months of 2007 (in thousands, except percentages):

	Six months ended June 30, 2008	Six months ended June 30, 2007	Change	% Change
Interest income	$ 23,732	$ 24,483	$ (751)	(3.1)%
Interest expense	10,031	12,515	(2,484)	(19.8)
Net interest income	$ 13,701	$ 11,968	$ 1,733	14.5

Net interest margin	3.45%	2.99%	0.46	N/M

N/M - not meaningful

The Company’s net interest income in the first six months of 2008 increased by $1.7 million or 14.5% from the prior year’s first six months and the net interest margin was up by 46 basis points over the same comparative period.  The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve.  This factor, combined with the benefits of solid loan growth experienced over the past 12 months, caused the increased net interest income and margin in the first six months of 2008.  Total loans averaged $626 million in the first six months of 2008, an increase of $30 million or 5.0% over the first six months of 2007.    The favorable decline in interest expense was caused by the downward repricing of both deposits and Federal Home Loan Bank borrowings due to the market decline in short-term interest rates in 2008.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the first six months of 2008 decreased by $751,000 when compared to the same 2007 period. This decrease was due to an 18 basis point decrease in the earning asset yield to 6.00% and a $4.6 million decrease in earning assets.  Within the earning asset base, the yield on the total loan portfolio decreased by 36 basis points to 6.44% and reflects the lower interest rate environment in 2008.  The yield on the total investment securities portfolio increased by 15 basis points to 4.26% as the Company took advantage of the positively sloped yield curve to position the investment portfolio for better future earnings by selling some of the lower yielding securities in the portfolio and replacing them with higher yielding securities with a modestly longer duration.

The $4.6 million decrease in the volume of average earning assets was due to a $31.0 million or 16.1% decrease in average investment securities partially offset by a $29.8 million or 5.0% increase in average loans.  This loan growth was driven by increased commercial and commercial real estate loans as a result of successful new business development efforts. Note that the Company has focused on growing the higher yielding and more rate sensitive commercial loans at a faster rate than the commercial real-estate loans.  The decline in investment securities was caused by regularly scheduled maturities and calls and ongoing cash flow from mortgage-backed securities.

The Company's total interest expense for the first six months of 2008 decreased by $2.5 million or 19.8% when compared to the same 2007 period.  This decrease in interest expense was due to a lower cost of funds.  The total cost of funds for the first six months of 2008 declined by 69 basis points to 3.01% and was driven down by lower short-term interest rates and a more favorable funding mix in the first six months of 2008.  Specifically, total average interest bearing deposits decreased by $69.0 million or 10.5% due entirely to a decline in Trust Company specialty deposits as wholesale borrowings provided the Company with a lower cost funding source than these deposits in the first six months of 2008.  Additionally, the Company’s funding mix also benefited from a $6.5 million increase in non-interest bearing demand deposits and an increase in retail money market deposits as customers have opted for short-term liquidity during this period of volatility and decline in the equity markets.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2008 and June 30, 2007.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 20.

Six months ended June 30 (In thousands, except percentages)

		2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 625,989	$ 20,366	6.44%	$ 596,176	$ 20,409	6.80%
Deposits with banks	395	8	4.06	625	12	3.87
Federal funds sold	212	4	3.50	3,389	90	5.23
Investment securities – AFS	144,089	2,952	4.16	171,917	3,481	3.99
Investment securities – HTM	17,587	444	5.05	20,797	536	5.15
Total investment securities	161,676	3,396	4.26	192,714	4,017	4.11
Total interest earning assets/interest income	788,272	23,774	6.00	792,904	24,528	6.18
Non-interest earning assets:
Cash and due from banks	17,495			17,264
Premises and equipment	8,993			8,779
Other assets	72,780			68,572
Allowance for loan losses	(7,329)			(8,016)
TOTAL ASSETS	$ 880,211			$ 879,503

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 64,902	$ 376	1.16%	$ 57,273	$ 340	1.20%
Savings	69,822	265	0.76	73,916	279	0.76
Money markets	104,744	1,245	2.38	189,400	3,650	3.89
Other time	348,681	6,474	3.72	336,555	7,361	4.41
Total interest bearing deposits	588,149	8,360	2.86	657,144	11,630	3.57
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	56,409	840	2.95	9,282	252	5.39
Advances from Federal Home Loan Bank	11,770	271	4.62	2,661	73	5.51
Guaranteed junior subordinated deferrable interest debentures	13,085	560	8.57	13,085	560	8.57
Total interest bearing liabilities/interest expense	669,413	10,031	3.01	682,172	12,515	3.70
Non-interest bearing liabilities:
Demand deposits	109,980			103,477
Other liabilities	9,374			8,829
Stockholders' equity	91,444			85,025
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 880,211			$ 879,503
Interest rate spread			2.99			2.48
Net interest income/ Net interest margin		13,743	3.45%		12,013	2.99%
Tax-equivalent adjustment		(42)			(45)
Net Interest Income		$ 13,701			$ 11,968

…..PROVISION FOR LOAN LOSSES..... The Company recorded a $1.5 million loan loss provision for the six month period ended June 30, 2008 compared to no loan loss provision for the same period in 2007.   The higher loan loss provision in 2008 was caused by the Company’s decision to strengthen its allowance for loan losses due to higher net charge-offs and the downgrade of the rating classification of a few specific performing commercial loans due to the slowing economy.   For the six month period ended June 30, 2008, net charge-offs have amounted to $814,000 or 0.26% of total loans compared to net charge-offs of $181,000 or 0.06% of total loans for the same six month period in 2007.  Overall, the allowance for loan losses provided 214% coverage of non-performing assets and was 1.28% of total loans at June 30, 2008.

.....NON-INTEREST INCOME.....Non-interest income for the first six months of 2008 totaled $9.2 million; an increase of $2.4 million or 34.5% from the first six months 2007 performance.  Factors contributing to this increased level of non-interest income in 2008 included:

* a $1.6 million increase in revenue from bank owned life insurance due to the payment of death claims on two former officers.

* a $134,000 or 3.9%  increase in Trust fees due to continued successful new business development efforts in 2008.

* a $106,000 increase in gains on loans held for sale due to increased residential mortgage loan sales into the secondary market in 2008. There were $19.5 million of residential mortgage loans sold into the secondary market in the first six months of 2008 compared to $10.2 million for the first six months of 2007.

* a $320,000 or 26.2% increase in deposit service charges due to increased overdraft fees and greater service charge revenue that resulted from a realignment of the bank’s checking accounts to include more fee based products.

*  a $271,000 increase in other income due largely to a gain realized on the mandatory redemption of shares of VISA stock that occurred as a result of VISA’s initial public offering in the first quarter of 2008.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first six months of 2008 totaled $17.8 million; a $609,000 or 3.5% increase from the first six months 2007 performance.  Factors contributing to the higher non-interest expense in 2008 included:

* a $717,000 increase in other expense was largely caused by the non-recurrence of a favorable $400,000 recovery on a previous mortgage loan securitization that was realized in 2007 and greater marketing, business development, and telephone expenses in 2008.

* a $166,000 increase in professional fees due to greater legal costs at the Trust company and other professional fees in 2008.

* a $173,000 or 1.8% decrease in salaries and employee benefits due to reduced salaries expense, medical insurance premiums and pension expense in 2008.

* a $265,000 decrease in equipment expense resulted from the benefits achieved on the migration to a new core data processing operating system and mainframe processor.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $808,000 in the first six months of 2008 which reflects an estimated effective tax rate of approximately 22.7%. The income tax expense recorded in the first quarter 2007 was $362,000 and also reflected an effective tax rate of approximately 22.7%. The Company was able to maintain the same effective tax rate in 2008 despite an increased level of pre-tax income due to increased tax-free revenue from bank owned life insurance in 2008.  The Company’s deferred tax asset declined to $12.8 million at June 30, 2008 due to the ongoing utilization of net operating loss carryforwards and improved market value of the AFS investment portfolio.

…..SEGMENT RESULTS.….Retail banking’s net income contribution was $1.3 million in the second quarter of 2008 and $1.7 million for the first six months of 2008 compared to $406,000 and $765,000 for the same comparable periods of 2007.  The 2008 net income performance is better than the 2007 performance due to the positive impact of increased non-interest revenue in line items such as deposit service charges, bank owned life insurance benefits, and gain on residential mortgage loan sales combined with declines in corporate overhead expense resulting from a diligent focus on cost control.

The commercial lending segment net income for the second quarter of 2008 was $188,000 and $918,000 for the first six months of 2008 compared to $866,000 and $1.5 million of net income earned in the second quarter and first six months of 2007.  The reduced earnings in 2008 was caused by an increased provision for loan losses due to the previously discussed strengthening of the allowance for loan losses.  This higher provision more than offset an increased level of net interest income.

The trust segment’s net income contribution in the second quarter and first six months of 2008 amounted to $352,000 and $815,000 compared to $452,000 and $891,000 for the same 2007 periods.  The major reason for the decrease between years was due to less investment advisory revenue from West Chester Capital as a result of fewer assets under management due to the declines experienced in the equity markets during 2008.

The investment/parent segment reported a net loss of $370,000 in the second quarter and $714,000 first six months of 2008 which was lower than the net loss of $916,000 and $1.9 million realized in the second quarter and first six months of 2007.  The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve which has caused net interest income in this segment to increase.

.....BALANCE SHEET.....The Company's total consolidated assets were $877 million at June 30, 2008, which was down by $27.6 million or 3.1% from the $905 million level at December 31, 2007. The Company’s loans totaled $624 million at June 30, 2008, a decrease of $12.4 million or 1.9% from year-end as commercial loan origination activity was slower in the first six months of the year. Note that the Company’s loan pipelines are sharply higher early in the third quarter of 2008 so we expect to see increased new loan fundings over the second half of the year.  Investment securities also declined by $14.7 million so far in 2008 due to increased calls of agency securities.  The Company has elected to pay down debt with this excess cash and maintain a solid liquidity position to fund expected future loan growth.

The Company’s deposits totaled $723 million at June 30, 2008, which was $12.5 million or 1.8% higher than December 31, 2007 due to a higher than typical level of non-interest bearing deposits at quarter-end.  Total borrowed funds decreased by $41.9 million during 2008 as the Company has used excess asset cash flow to pay-down FHLB short-term borrowings and advances.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at June 30, 2008 of 10.47%.  The Company’s book value per share at June 30, 2008 was $4.22 and its tangible book value per share was $3.58.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency and non-performing assets (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2008	2007	2007
Total loan delinquency (past
due 30 to 89 days)	$ 3,686	$3,559	$ 4,438
Total non-accrual loans	2,609	5,238	2,825
Total non-performing assets*	3,717	5,280	2,825
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.59%	0.56%	0.73%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	0.42	0.82	0.47
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.60	0.83	0.47

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned.

Non-performing assets have remained in a range of $2.3 to $5.2 million for the past 12 quarters and ended the second quarter of 2008 at $3.7 million or 0.60% of total loans.  The $1.6 million decline since year-end 2007 reflects the successful workout during the first six months of 2008 of the Company’s largest non-performing commercial mortgage loan.  Loan delinquency levels have remained below 1.0% during all periods presented and reflect the continued good loan portfolio quality.  While we are pleased with our asset quality, we continue to closely monitor the portfolio given the slowing economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio.  As of June 30, 2008, the 25 largest credits represented 31.1% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2008	2007	2007
Allowance for loan losses	$7,963	$7,252	$7,911
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.28%	1.14%	1.31%
total delinquent loans
(past due 30 to 89 days)	216.03	203.77	178.26
total non-accrual loans	305.21	138.45	280.04
total non-performing assets	214.23	137.35	280.04

The allowance for loan losses provided 214% coverage of non-performing assets at June 30, 2008 compared to 137% coverage at December 31, 2007, and 280% coverage at June 30, 2007.  The allowance for loan losses to total loans ratio increased to 1.28% since year-end 2007 and is now comparable with the June 30, 2007 level.  The Company’s strengthened its allowance for loan losses in the second quarter of 2008 due to higher net charge-offs and the downgrade of the rating classification of a few specific performing commercial loans due to the slowing economy.

.....LIQUIDITY......The Bank’s liquidity position has been strong during the last several years when the Bank was undergoing a turnaround and return to traditional community banking.  Our core retail deposit base has first remained stable and then grown throughout this period and has been adequate to fund the Bank’s operations.  Cash flow from prepayments and amortization of securities was used to reduce Federal Home Loan Bank borrowings and fund net loan growth.  We expect that liquidity will continue to be adequate as we transform the balance sheet to one that is more loan dependent.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $1.4 million from December 31, 2007, to June 30, 2008, due to $1.2 million of cash provided by operating activities and $30.3 million of cash provided by investing activities.  This was partially offset by $30.1 million of cash used in financing activities.  Within investing activities, cash provided by investment security maturities and sales exceeded purchases of new investment securities by $12.9 million.  Cash advanced for new loan fundings and purchases totaled $57.8 million and was $14.7 million lower than the $72.5 million of cash received from loan principal payments and sales.  The net cash used in financing activities related to the paydown of short-term borrowings and FHLB Advances.

  In January of 2008, the Company’s Board of Directors approved a repurchase program to buyback up to 5% or approximately 1.1 million of its outstanding common shares.  The shares may be purchased in open market, negotiated, or block transactions.  This stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time.  The Company used $1.1 million of cash to buyback 354,500 shares of it common stock at an average price of $3.11 in the first quarter of 2008.  The Company did not repurchase any additional shares during the second quarter.  The Company also used $508,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first six months of 2008.  The parent company had $6.7 million of cash and investments at June 30, 2008.

Additionally, dividend payments from its subsidiaries also provide ongoing cash to the parent.  At June 30, 2008, the subsidiary bank had $3.6 million of cash available for immediate upstream to the Parent per the applicable regulatory formulas.

.....CAPITAL RESOURCES.....The Company continues to be considered well capitalized as the asset leverage ratio was 10.47% and the Tier 1 capital ratio was 13.41% at June 30, 2008.  Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios.  At June 30, 2008, accumulated other comprehensive loss amounted to $3.7 million.  Additionally, the first six months $432,000 amortization of core deposit intangible assets has favorably impacted tangible capital.  The Company’s tangible equity to assets ratio was 9.06% at June 30, 2008.  We anticipate that our capital ratios will be relatively stable in the second half of 2008 as we currently plan to utilize earnings to support anticipated balance sheet growth.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	0.2%	4.3%
100bp increase	0.8	3.3
100bp decrease	(0.4)	(10.9)
200bp decrease	(6.9)	(21.0)

Overall, the variability of net interest income demonstrates limited change in three out of the four rate scenarios. Note that the increased negative variability of net interest income in the 200 basis point downward interest rate forecast is being caused by a significant assumed increase in asset prepayment speeds at a pace that is faster than what has actually materialized given the 300 basis point short-term rate reductions that have already occurred.  The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

.....OFF BALANCE SHEET ARRANGEMENTS…..The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $109.1 million and standby letters of credit of $7.9 million as of June 30, 2008.

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

Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $6.6 million, or 83%, of the total allowance for credit losses at June 30, 2008 has been allotted to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors.  To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of June 30, 2008, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.  A decline in value that is to be considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operation.  At June 30, 2008, 100% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by Government agencies, U.S. Treasury or Government sponsored agencies.  The Company believes the price movements in these securities are dependent upon the movement in market interest rates.  The Company’s management also maintains the ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

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

1.

THE RETAIL BANK — this business unit has emerged from the past difficulties strong and eager to grow. It has new powers in that it now includes Consumer Lending and Residential Mortgages. But more importantly, it has a solid array of banking services, and a broad distribution of community offices in its primary market. This business unit will provide a solid foundation for the company as it presents a positive face to the community.

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

Item 3.....QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in Interest Rate Sensitivity section of this M.D. & A.

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2008, are effective.

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

   None

Item 3.   Defaults Upon Senior Securities

   None

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of AMERISERV FINANCIAL, Inc. was held on April 22, 2008.  The results of the item submitted for a vote was as follows:

	Number of Votes	% of Total
	Cast for Class I	Outstanding
	Director	Shares Voted

Allan R. Dennison	17,667,321	95.3
James M. Edwards, Sr.	17,631,381	95.1
Very Rev. C.R. Oravec	17,741,780	95.7
Howard M. Picking, III	17,742,847	95.7
Sara A. Sargent	17,680,336	95.3
Robert L. Wise	17,689,541	95.4

Item 5.   Other Information

   None

Item 6.     Exhibits

3.1	Articles of Incorporation as amended on January 3, 2005, exhibit 3.1 to 2004 Form 10-K filed on March 10, 2005

3.2	Bylaws, Exhibit 3.2 to the Registrant’s Form 8-K filed January 26, 2005.

15.1	Report of S.R. Snodgrass, A.C. regarding unaudited interim financial statement information.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: July 31, 2008	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: July 31, 2008	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

July 31, 2008

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and its consolidated subsidiaries as of June 30, 2008; the related consolidated statements of operations for the three- and six-month periods ended June 30, 2008 and 2007; and the consolidated statement of cash flows for the six-month periods ended June 30, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.

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

/s/S.R. Snodgrass, A.C.

Wexford, PA

August 1, 2008

Exhibit 15.1

August 1, 2008

AmeriServ Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the period ended June 30, 2008, as indicated in our report dated July 31, 2008.  Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference in the following Registration Statements:

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

Date: August 4, 2008	/s/Allan R. Dennison
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

Date: August 4, 2008	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

August 4, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

August 4, 2008