Form 10-Q
period 2008-09-30
AMERISERV FINANCIAL INC /PA/
filed 2008-11-07
CIK 707605

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

                                                  (Mark One)

X

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the period ended                September 30, 2008

Transition Report Pursuant to Section 13 or 15(d) of the Securities

ExchangeAct of 1934

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

               Class

        Outstanding at November 3, 2008

Common Stock, par value $2.50

             21,780,437

per share

AmeriServ Financial, Inc.

      Item 1. Financial Statements

                                                                                        AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Cash and due from depository institutions	$ 17,663	$ 24,715
Interest bearing deposits	1,018	197
Total cash and cash equivalents	18,681	24,912
Investment securities:
Available for sale	132,651	144,941
Held to maturity (market value $16,076 on September 30, 2008 and $18,378 on December 31, 2007)	16,126	18,533
Loans held for sale	2,452	1,060
Loans	662,101	635,566
Less: Unearned income	557	471
Allowance for loan losses	8,677	7,252
Net loans	652,867	627,843
Premises and equipment, net	9,672	8,450
Accrued income receivable	3,699	4,032
Goodwill	13,497	13,497
Core deposit intangibles	324	973
Bank owned life insurance	32,666	32,864
Net deferred tax asset	12,398	13,750
Regulatory stock	8,217	7,204
Other assets	8,056	6,819
TOTAL ASSETS	$ 911,306	$ 904,878

LIABILITIES
Non-interest bearing deposits	$ 110,003	$ 113,380
Interest bearing deposits	578,995	597,059
Total deposits	688,998	710,439

Short-term borrowings	94,026	72,210
Advances from Federal Home Loan Bank	12,871	9,905
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	119,982	95,200
Other liabilities	8,655	8,945
TOTAL LIABILITIES	817,635	814,584

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were no shares issued and outstanding for the periods presented	-	-
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,304,828 shares issued and 21,859,409 outstanding on September 30, 2008; 26,279,916 shares issued and 22,188,997 outstanding on December 31, 2007	65,762	65,700
Treasury stock at cost, 4,445,419 shares on September 30, 2008 and 4,090,919 shares for December 31, 2007	(66,925)	(65,824)
Capital surplus	78,802	78,788
Retained earnings	19,496	15,602
Accumulated other comprehensive loss, net	(3,464)	(3,972)
TOTAL STOCKHOLDERS' EQUITY	93,671	90,294
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 911,306	$ 904,878

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$ 10,013	$ 10,591	$ 30,337	$ 30,955
Interest bearing deposits	2	6	10	18
Federal funds sold	-	30	4	120
Investment securities:
Available for sale	1,477	1,569	4,429	5,050
Held to maturity	240	258	684	794
Total Interest Income	11,732	12,454	35,464	36,937

INTEREST EXPENSE
Deposits	3,774	5,994	12,134	17,624
Short-term borrowings	345	87	1,185	339
Advances from Federal Home Loan Bank	102	71	373	144
Guaranteed junior subordinated deferrable interest debentures	280	280	840	840
Total Interest Expense	4,501	6,432	14,532	18,947

NET INTEREST INCOME	7,231	6,022	20,932	17,990
Provision for loan losses	_775	150	_2,300	_ 150
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,456	5,872	18,632	17,840

NON-INTEREST INCOME
Trust fees	1,691	1,677	5,218	5,070
Net gains (losses) on investment securities	20	-	(117)	-
Net gains on loans held for sale	138	116	348	220
Service charges on deposit accounts	771	671	2,312	1,892
Investment advisory fees	185	275	629	706
Bank owned life insurance	260	479	2,432	1,002
Other income	702	804	2,126	1,957
Total Non-Interest Income	3,767	4,022	12,948	10,847

NON-INTEREST EXPENSE
Salaries and employee benefits	4,758	4,813	14,400	14,628
Net occupancy expense	586	618	1,900	1,897
Equipment expense	402	466	1,247	1,576
Professional fees	922	814	2,601	2,327
Supplies, postage and freight	299	315	946	896
Miscellaneous taxes and insurance	349	351	1,046	1,074
FDIC deposit insurance expense	30	22	72	66
FHLB prepayment penalty	-	-	91	-
Amortization of core deposit intangibles	217	216	649	648
Other expense	1,221	1,158	3,636	2,856
Total Non-Interest Expense	8,784	8,773	26,588	25,968

PRETAX INCOME	1,439	1,121	4,992	2,719
Income tax expense	290	247	1,098	609
NET INCOME	$ 1,149	$ 874	$ 3,894	$ 2,110

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.05	$ 0.04	$ 0.18	$ 0.10
Average number of shares outstanding	21,855	22,175	21,921	22,166
Diluted:
Net income	$ 0.05	$ 0.04	$ 0.18	$ 0.10
Average number of shares outstanding	21,856	22,177	21,922	22,170
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

Nine months ended		Nine months ended
	September 30, 2008	September 30, 2007
OPERATING ACTIVITIES
Net income	$ 3,894	$ 2,110
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan loss	2,300	150
Depreciation expense	1,094	1,098
Amortization expense of core deposit intangibles	649	648
Net amortization of investment securities	157	322
Net realized losses on investment securities available for sale	117	-
Net realized gains on loans held for sale	(348)	(220)
Amortization of deferred loan fees	(323)	(498)
Origination of mortgage loans held for sale	(31,471)	(21,094)
Sales of mortgage loans held for sale	30,427	19,606
Decrease (increase) in accrued income receivable	333	(270)
Increase (decrease) in accrued expense payable	(829)	226
Net (increase) decrease in other assets	(3,860)	20,661
Net increase in other liabilities	1,301	3,190
Net cash provided by operating activities	3,441	25,929

INVESTING ACTIVITIES
Purchases of investment securities and other short-term investments - available for sale	(61,900)	(6,346)
Purchases of investment securities and other short-term investments – held to maturity	(4,464)	-
Purchases of regulatory stock	(6,372)	(2,970)
Proceeds from redemption of regulatory stock	5,359	3,535
Proceeds from sales of investment securities – available for sale	22,398	-
Proceeds from maturities of investment securities – available for sale	53,074	37,234
Proceeds from maturities of investment securities – held to maturity	6,837	1,831
Long-term loans originated	(94,697)	(171,161)
Principal collected on long-term loans	89,776	154,024
Loans purchased or participated	(24,159)	(26,191)
Loans sold or participated	2,500	4,500
Net increase in other short-term loans	(73)	(438)
Purchases of premises and equipment	(2,316)	(606)
Proceeds from insurance policies	2,635	-
Acquisition of West Chester Capital Advisors	-	(2,200)
Net cash used in investing activities	(11,402)	(8,788)

FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(21,265)	10,827
Net increase (decrease) in other short-term borrowings	21,816	(32,522)
Principal borrowings on advances from Federal Home Loan Bank	10,000	6,000
Principal repayments on advances from Federal Home Loan Bank	(7,034)	(33)
Purchase of treasury stock	(1,101)	-
Guaranteed junior subordinated deferrable interest debenture dividends paid	(762)	(762)
Proceeds from stock purchase plan	76	105
Net cash provided by (used in) financing activities	1,730	(16,385)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,231)	756
CASH AND CASH EQUIVALENTS AT JANUARY 1	24,912	23,904
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$ 18,681	$24,660

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 18 locations in Pennsylvania.  The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.7 billion that are not recognized on the Company’s balance sheet at September 30, 2008.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.   This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options to purchase 220,909 common shares, at exercise prices ranging from $3.01 to $6.10, and 223,607 common shares, at exercise prices ranging from $4.50 to $6.21,   were outstanding as of September 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise prices were greater than the average market price of the common stock for the respective periods.

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	2008	2007
		(In thousands, except per share data)
Numerator:
Net Income	$ 1,149	$ 874	$ 3,894	$ 2,110

Denominator:
Weighted average common shares
outstanding (basic)	21,855	22,175	21,921	22,166
Effect of stock options	1	2	1	4
Weighted average common shares
outstanding (diluted)	21,856	22,177	21,922	22,170

Earnings per share:
Basic	$0.05	$0.04	$0.18	$0.10
Diluted	0.05	0.04	0.18	0.10

5.

Comprehensive Income

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for the defined benefit plan.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

		Three months ended	Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$ 1,149	$ 874	$ 3,894	$ 2,110

Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	82	86	246	264
Income tax effect	(28)	(25)	(84)	(87)
Reclassification adjustment for (gains) losses on available for sale securities included in net income	(20)	-	117	-
Income tax effect	7	-	(40)	-
Unrealized holding gains on available for sale securities arising during period	314	1,988	407	2,184
Income tax effect	(107)	(676)	(138)	(743)
Other comprehensive income	248	1,373	508	1,618

Comprehensive income	$ 1,397	$ 2,247	$ 4,402	$ 3,728

6.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.  The Company made $218,000 in income tax payments in the first nine months of 2008 as compared to $89,000 for the first nine months of 2007.  The Company made total interest payments of $15,361,000 in the first nine months of 2008 compared to $18,721,000 in the same 2007 period.

7.

Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

September 30, 2008		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 10,502	$ 29	$ (29)	$ 10,502
U.S. Agency mortgage- backed securities	116,762	308	(982)	116,088
Money market mutual funds and other	6,065	-	(4)	6,061
Total	$133,329	$ 337	$(1,015)	$ 132,651

Investment securities held to maturity (HTM):

September 30, 2008		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,100	$ 89	$ -	$ 3,189
U.S. Agency mortgage-
backed securities	9,776	-	(42)	9,734
Other securities	3,250	-	(97)	3,153
Total	$ 16,126	$ 89	$ (139)	$ 16,076

Investment securities available for sale (AFS):

December 31, 2007		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 6,006	$ 5	$ -	$ 6,011
U.S. Agency	38,041	44	(12)	38,073
U.S. Agency mortgage-
backed securities	98,484	105	(1,328)	97,261
Money market mutual funds and other	3,598	-	(2)	3,596
Total	$146,129	$ 154	$ (1,342)	$ 144,941

Investment securities held to maturity (HTM):

December 31, 2007		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,153	$ 55	$ -	$ 3,208
U.S. Agency	3,473	23	-	3,496
U.S. Agency mortgage-
backed securities	6,157	13	-	6,170
Other securities	5,750	-	(246)	5,504
Total	$ 18,533	$ 91	$ (246)	$ 18,378

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At September 30, 2008 and December 31, 2007, 93.8% and 94.3% of the portfolio was rated "AAA", respectively.  Less than 1% of the portfolio was rated below “A” or unrated at September 30, 2008 and December 31, 2007.   At September 30, 2008, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.9 years. The Company has no exposure to sub-prime mortgage loans in either the loan or investment portfolios.

  The following tables present information concerning investments with unrealized losses as of September 30, 2008 and December 31, 2007 (in thousands):

Investment securities available for sale:

September 30, 2008	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$ 3,572	$ (29)	$ -	$ -	$ 3,572	$ (29)
U.S. Agency mortgage-
backed securities	72,236	(683)	14,522	(299)	86,758	(982)
Other	-	-	21	(4)	21	(4)
Total	$ 75,808	$ (712)	$ 14,543	$ (303)	$90,351	$ (1,015)

Investment securities held to maturity:

September 30, 2008	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency mortgage-
backed securities	$ 7,447	$ (42)	$ -	$ -	$ 7,447	$ (42)
Other	-	-	3,153	(97)	3,153	(97)
Total	$ 7,447	$ (42)	$ 3,153	$ (97)	$ 10,600	$ (139)

Investment securities available for sale:

December 31, 2007	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$ -	$ -	$ 25,963	$ (12)	$ 25,963	$ (12)
U.S. Agency mortgage-
backed securities	4,388	(31)	81,085	(1,297)	85,473	(1,328)
Other	22	(2)	-	-	22	(2)
Total	$ 4,410	$ (33)	$107,048	$(1,309)	$111,458	$(1,342)

Investment securities held to maturity:

December 31, 2007	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other	$ -	$ -	$5,504	$ (246)	$ 5,504	$ (246)
Total	$ -	$ -	$5,504	$ (246)	$ 5,504	$ (246)

For fixed maturity investments with unrealized losses due to changes in market interest rates where the Company has the ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  There are 41 positions that are considered temporarily impaired at September 30, 2008.  The Company reviews its position quarterly and has asserted that at September 30, 2008, the declines outlined in the above table represent temporary declines and the Company does have the ability to hold those securities to maturity or to allow a market recovery.

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the parameters that market participants would use in pricing an asset or liability.

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

Residential real estate loans held for sale are carried at fair value on a recurring basis under FASB 157.  Residential real estate loans are valued based on purchase commitment prices from market participants and are classified as Level 2.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at September 30, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$132,651	$ 21	$ 132,630	$ -
Loans held for sale	2,452	-	2,452	-

8.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Commercial	$ 106,773	$ 118,936
Commercial loans secured by real estate	315,577	285,115
Real estate – mortgage	218,436	214,839
Consumer	21,315	16,676
Total loans	662,101	635,566
Less: Unearned income	557	471
Loans, net of unearned income	$ 661,544	$ 635,095

Real estate-construction loans comprised 6.5%, and 5.5% of total loans, net of unearned income, at September 30, 2008 and December 31, 2007, respectively.  The Company has no direct credit exposure to foreign countries or sub-prime mortgage loans.

9.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended		Nine months ended
	September 30,			September 30,
	2008	2007	2008	2007
Balance at beginning of period	$ 7,963	$ 7,911	$ 7,252	$ 8,092
Charge-offs:
Commercial	-	(875)	(106)	(934)
Commercial loans secured by real estate	-	-	(791)	(12)
Real estate-mortgage	(10)	(8)	(131)	(71)
Consumer	(84)	(86)	(266)	(256)
Total charge-offs	(94)	(969)	(1,294)	(1,273)
Recoveries:
Commercial	2	1	296	38
Commercial loans secured by real estate	5	5	34	32
Real estate-mortgage	2	1	23	11
Consumer	24	20	66	69
Total recoveries	33	27	419	150

Net charge-offs	(61)	(942)	(875)	(1,123)
Provision for loan losses	775	150	2,300	150
Balance at end of period	$ 8,677	$ 7,119	$ 8,677	$ 7,119

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.04%	0.61%	0.18%	0.25%
Annualized provision for loan losses	0.48	0.10	0.49	0.03
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.31	1.13	1.31	1.13
Total classified loans	$14,471	$10,759	$14,471	$10,759

10.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	September 30, 2008	December 31, 2007
Non-accrual loans
Commercial	$ 1,275	$ 3,553
Commercial loans secured by real estate	595	225
Real estate-mortgage	1,197	875
Consumer	421	585
Total	3,488	5,238

Past due 90 days or more and still accruing
Commercial	31	-
Real estate-mortgage	43	-
Total	74	-

Other real estate owned
Commercial loans secured by real estate	701	-
Real estate-mortgage	127	42
Total	828	42

Total non-performing assets	$ 4,390	$ 5,280
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.66%	0.83%
Total restructured loans	$ 1,145	$ 1,217

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income due in accordance
with original terms	$ 47	$ 67	$ 144	$ 148
Interest income recorded	-	(6)	-	(24)
Net reduction in interest income	$ 47	$ 61	$ 144	$ 124

11.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at September 30, 2008, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 94,026	2.69%

Advances	2009	3,004	4.17
	2010	9,000	3.40
	2011 and after	867	6.44
		12,871	3.78

Total FHLB borrowings		$ 106,897	2.82%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of September 30, 2008, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  The Company believes that no conditions or events have occurred that would change this conclusion.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	Actual			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$ 98,844	13.65%	$ 57,939	8.00%	$ 72,424	10.00%
Bank	85,744	12.02	57,051	8.00	71,314	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	89,790	12.40	28,970	4.00	43,454	6.00
Bank	76,827	10.77	28,525	4.00	42,788	6.00

Tier 1 Capital (to Average Assets)
Consolidated	89,790	10.37	34,642	4.00	43,303	5.00
Bank	76,827	9.02	34,077	4.00	42,597	5.00

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

Retail banking includes the deposit-gathering branch franchise, lending to both individuals and small businesses, and financial services.  Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans.  Financial services include the sale of mutual funds, annuities, and insurance products.  Commercial lending to businesses includes commercial loans, and commercial real-estate loans.  The trust segment has two primary business divisions, traditional trust and union collective investment funds. Traditional trust includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment.  The union collective investment funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor.  The financial results of WCCA, an investment advisory firm, have been incorporated into the trust segment beginning March 7, 2007.  The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management.  Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2008		September 30, 2008		September 30, 2008
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,178	$ 597	$ 19,306	$ 2,323	$ 332,841
Commercial lending	2,568	426	7,986	1,344	426,438
Trust	1,899	290	5,912	1,105	3,250
Investment/Parent	353	(164)	676	(878)	148,777
Total	$ 10,998	$ 1,149	$ 33,880	$ 3,894	$ 911,306

	Three months ended		Nine months ended
	September 30, 2007		September 30, 2007		September 30, 2007
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,261	$ 570	$ 18,239	$ 1,335	$ 328,017
Commercial lending	2,748	975	7,322	2,471	396,352
Trust	1,994	468	5,904	1,359	2,806
Investment/Parent	(959)	(1,139)	(2,628)	(3,055)	170,765
Total	$ 10,044	$ 874	$ 28,837	$ 2,110	$ 897,940

14.

Commitments and Contingent Liabilities

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $141.1 million and standby letters of credit of $13.0 million as of September 30, 2008.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$ 241	$ 230	$ 723	$ 694
Interest cost	233	218	699	658
Expected return on plan assets	(309)	(284)	(928)	(857)
Amortization of prior year service cost	1	1	3	3
Amortization of transition asset	(4)	(5)	(13)	(14)
Recognized net actuarial loss	85	90	256	275
Net periodic pension cost	$ 247	$ 250	$ 740	$ 759

16.

West Chester Capital Advisors Acquisition

The Company announced on January 22, 2007, that it had signed a Definitive Agreement to acquire West Chester Capital Advisors (WCCA) of West Chester, Pennsylvania.  WCCA is a registered investment advisor with expertise in large cap stocks, and at September 30, 2008 had $150 million in assets under management.   WCCA was formed in 1994.

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

17.

Subsequent Event

The Board of Directors of AmeriServ Financial, Inc. declared a $0.025 per share quarterly common stock cash dividend at a meeting held October 30, 2008.  The cash dividend is payable November 24, 2008 to shareholders of record on November 13, 2008.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2008 THIRD QUARTER SUMMARY OVERVIEW…..

On October 14th, AmeriServ announced third quarter 2008 net income of $1,149,000 or $0.05 per share.  This represents an increase of $275,000, or a 31% improvement over the third quarter 2007 results of $874,000 or $0.04 per share. For the nine months of 2008, AmeriServ has reported net income of $3,894,000 or $0.18 per share as compared with $2,110,000 or $0.10 per share through nine months of 2007. These gains have resulted from increases in loans outstanding and an improvement in the net interest margin as AmeriServ managed its balance sheet to benefit from the Federal Reserve reduction in interest rates. We view this performance as a continuation of the Turnaround process that is so important for the future of AmeriServ. But there are serious challenges in the larger economy.

We are concerned about this continuing decline of the national economy and we are exercising due diligence to monitor the impact on AmeriServ. We strengthened the allowance for loan losses, this action means that the allowance provides coverage of 198% of non performing loans which, as of September 30, amounted to less than 1% of total loans. Concurrently, AmeriServ is experiencing strong loan demand as the conservative balance sheet of the Company is attracting qualified borrowers.  Banking is a dynamic business with many moving parts. However, our loan demand is strong, core deposits are stable, the net interest margin has improved by 43 basis points since December 31, 2007, and operating expenses remain essentially flat and are actually $151,000 below the level of the second quarter of 2008. Still, we continue to be alert for any significant impact on AmeriServ because of the economic slow down.

It is our opinion that AmeriServ is stronger at this time than at any time since the spin off of Three Rivers Bank in 2000. But we also understand that no bank is an island. The news reports of the last few months tell the story of the spreading turmoil in financial markets.  Lehman Brothers, who guided our successful capital offerings in 2004 and 2005, has declared bankruptcy. We were pleased that the Congress increased the limits of our FDIC deposit insurance, but we were dismayed that it only occurred as part of the response to the financial turmoil.

We continue to emphasize that AmeriServ has no sub prime mortgages on our balance sheet, AmeriServ has never sold a sub prime mortgage and AmeriServ holds no securities for which the collateral is sub prime mortgages.  Further, AmeriServ's borrowings amount to only approximately 10% of total assets, are entirely on a short- term basis, and are only from the Federal Home Loan Bank of Pittsburgh. We are managing a conservative balance sheet reflecting the lessons we learned in the early part of this decade.

Our strategic direction is to continue to strengthen our community banking activities at AmeriServ Financial Bank, and to continue to pursue the many opportunities in the Trust Company. This strategic course of action allows us to press ahead on the path that we laid out at the beginning of the Turnaround. That path has successfully lifted us from the large losses of 2004 and 2005, to our current position where we are now reporting our best performance since the Turnaround began in the very midst of the troubles of the banking industry.

We do hope that our government and regulatory leaders can successfully contain this economic decline. But, meanwhile, we will maintain the strict vigilance appropriate for these troubled times. It is our plan that when the troubles pass – as they will – AmeriServ will be well positioned to participate in the recovery.

THREE MONTHS ENDED SEPTEMBER 30, 2008 VS. THREE MONTHS ENDED SEPTEMBER 30, 2007

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2008	September 30, 2007

Net income	$ 1,149	$ 874
Diluted earnings per share	0.05	0.04
Return on average assets (annualized)	0.52%	0.39%
Return on average equity (annualized)	4.93%	4.00%

The Company reported net income of $1.1 million or $0.05 per diluted share for the third quarter of 2008.  This represents an increase of $275,000 or 31% over the third quarter 2007 net income of $874,000 or $0.04 per diluted share.  Our conservative balance sheet positioning allowed AmeriServ Financial to report improved financial performance during a historic period of turmoil and crisis within the financial markets.  The Company has no direct exposure to subprime mortgages, Fannie Mae or Freddie Mac preferred stock, or credit exposure to any of the large financial firms that have recently failed or been taken over.  The growth in earnings was driven by increased net interest income and stable non-interest expenses which more than offset an increased provision for loan losses and lower non-interest revenue.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings; it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the third quarter of 2008 to the third quarter of 2007 (in thousands, except percentages):

	Three months ended September 30, 2008	Three months ended September 30, 2007	Change	% Change
Interest income	$ 11,732	$ 12,454	$ (722)	(5.8)%
Interest expense	4,501	6,432	(1,931)	(30.0)
Net interest income	$ 7,231	$ 6,022	$ 1,209	20.1

Net interest margin	3.59%	3.00%	0.59	N/M

N/M - not meaningful

The Company’s net interest income in the third quarter of 2008 increased by $1.2 million or 20.1% from the prior year’s third quarter and the net interest margin rose by 59 basis points over the same comparative period.  The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve.  As a result of these changes, the Company’s interest expense on deposits and borrowings declined at a faster rate than the interest income on loans and investment securities.  Additionally, an improved earning asset mix with fewer investment securities and more loans outstanding also contributed to the increased net interest income and margin in 2008.  Total loans averaged $635 million in the third quarter of 2008, an increase of $22 million or 3.7% over the third quarter of 2007.  Overall, net interest income has now increased for seven consecutive quarters and the Company believes its balance sheet is well positioned for further reductions in short-term interest rates recently announced by the Federal Reserve.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the third quarter of 2008 decreased by $722,000 when compared to the same 2007 quarter. This decrease was due to a 38 basis point decrease in the earning asset yield to 5.84%.  Within the earning asset base, the yield on the total loan portfolio decreased by 54 basis points to 6.25% and reflects the lower interest rate environment in 2008 as the Federal Reserve has reduced the federal funds rate by over 300 basis points since last year’s third quarter.  The total investment securities yield, however, has increased by 14 basis points to 4.28%.  The Company took advantage of the positively sloped yield curve in the second quarter of 2008 to position the investment portfolio for better future earnings by selling some of the lower yielding securities in the portfolio at a loss and replacing them with higher yielding securities with a modestly longer duration.  The investment portfolio yield reflected the full benefit of this strategy in the third quarter of 2008.

The $3.9 million increase in the volume of average earning assets was due to a $22.4 million or 3.7% increase in average loans partially offset by a $16.0 million or 9.1% decrease in average investment securities.  This loan growth was driven by increased commercial real estate loans as a result of successful new business development efforts particularly in the suburban Pittsburgh market. The Company has found increased commercial lending opportunities in the Pittsburgh market in 2008 due to the retrenchment of several larger competitors as a result of the turmoil in the financial markets. The decline in investment securities was caused by the call of certain agency securities and ongoing cash flow from mortgage-backed securities.  The Company has elected to utilize this cash from lower yielding investment securities to fund higher yielding loans in an effort to increase the Company’s earning asset yield.

The Company's total interest expense for the third quarter of 2008 decreased by $1.9 million or 30.0% when compared to the same 2007 quarter.  This decrease in interest expense was due to a lower cost of funds as the cost of both deposits and borrowings dropped.  The total cost of funds for the third quarter of 2008 declined by 109 basis points to 2.67% and was driven down by lower short-term interest rates and a more favorable funding mix in the third quarter of 2008.  Specifically, total average interest bearing deposits decreased by $67.0 million or 10.2% due almost entirely to a decline in Trust Company specialty deposits related to the Erect and Build Funds as wholesale borrowings provided the Company with a lower cost funding source than these deposits in the third quarter of 2008.  Additionally, the Company’s funding mix also benefited from a $5.1 million increase in non-interest bearing demand deposits.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2008 and September 30, 2007 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do not include non-accrual loans, but interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended September 30 (In thousands, except percentages)

		2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$634,807	$ 10,033	6.25%	$612,424	$ 10,614	6.79%
Deposits with banks	399	2	1.95	616	6	3.83
Federal funds sold	32	-	-	2,249	30	5.18
Investment securities – AFS	143,081	1,477	4.13	156,299	1,569	4.02
Investment securities – HTM	17,378	240	5.52	20,175	258	5.12
Total investment securities	160,459	1,717	4.28	176,474	1,827	4.14
Total interest earning assets/interest income	795,697	11,752	5.84	791,763	12,477	6.22
Non-interest earning assets:
Cash and due from banks	16,574			18,673
Premises and equipment	9,593			8,607
Other assets	71,647			71,506
Allowance for loan losses	(8,088)			(7,808)
TOTAL ASSETS	$885,423			$882,741

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 65,704	$ 151	0.91%	$ 55,151	$ 177	1.27%
Savings	71,520	136	0.75	71,503	138	0.77
Money markets	108,181	572	2.10	173,844	1,731	3.95
Other time	341,455	2,915	3.39	353,331	3,948	4.43
Total interest bearing deposits	586,860	3,774	2.56	653,829	5,994	3.64
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	60,635	345	2.23	6,760	87	5.00
Advances from Federal Home Loan Bank	10,258	102	3.94	5,499	71	5.16
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	670,838	4,501	2.67	679,173	6,432	3.76
Non-interest bearing liabilities:
Demand deposits	111,136			106,055
Other liabilities	10,763			10,768
Stockholders' equity	92,686			86,745
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$885,423			$882,741
Interest rate spread			3.17			2.46
Net interest income/ Net interest margin		7,251	3.59%		6,045	3.00%
Tax-equivalent adjustment		(20)			(23)
Net Interest Income		$ 7,231			$ 6,022

…..PROVISION FOR LOAN LOSSES..... The Company recorded a $775,000 provision for loan losses in the third quarter of 2008 compared to $150,000 provision in the third quarter of 2007, an increase of $625,000.  When determining the provision for loan losses, the Company considers a number of factors some of which include periodic credit reviews, delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends.  The higher loan loss provision in 2008 was caused by the Company’s decision to strengthen its allowance for loan losses due to the downgrade of the rating classification of several specific performing commercial loans and uncertainties in the local and national economies.

Net charge-offs in the third quarter of 2008 amounted to $61,000 or 0.04% of total loans compared to net charge-offs of $942,000 or 0.61% of total loans in the third quarter of 2007. Charge-offs in the 2007 third quarter were significantly impacted by the complete charge-off of an $875,000 commercial loan that resulted from fraud committed by the borrower.  Non-performing assets increased since the second quarter of 2008 but are still lower than the year-end 2007 level.  Non-performing assets totaled $4.4 million or 0.66% of total loans at September 30, 2008 compared to $5.3 million or 0.83% of total loans at December 31, 2007.  Overall, the allowance for loan losses provided 198% coverage of non-performing assets and was 1.31% of total loans at September 30, 2008 compared to 137% of non-performing assets and 1.14% of total loans at December 31, 2007.

.....NON-INTEREST INCOME.....Non-interest income for the third quarter of 2008 totaled $3.8 million; a decrease of $255,000 or 6.3% from the third quarter 2007 performance.  Factors contributing to this decreased level of non-interest income in 2008 included:

*  a $219,000 decrease in revenue from bank owned life insurance as the Company benefitted from the payment of a death claim in the third quarter of 2007.

*  a $100,000 or 14.9%  increase in deposit service charges due to increased overdraft fees and greater service charge revenue that resulted from a realignment of the bank’s checking accounts to include more fee based products.

*  a $90,000 decrease in investment advisory fees as a result of a drop in assets under management due to the declines experienced in the equity markets in 2008.

  .....NON-INTEREST EXPENSE.....Non-interest expense for the third quarter of 2008 totaled $8.8 million and was essentially flat with the third quarter 2007.  Increased levels of professional fees and other expenses were essentially offset by reduced salaries /employee benefit costs and lower equipment and occupancy costs due to the Company’s successful efforts in reconfiguring its retail branch network to make it more efficient.

NINE MONTHS ENDED SEPTEMBER 30, 2008 VS. NINE MONTHS ENDED SEPTEMBER 30, 2007

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007

Net income	$ 3,894	$ 2,110
Diluted earnings per share	0.18	0.10
Return on average assets (annualized)	0.59%	0.32%
Return on average equity (annualized)	5.66%	3.30%

The Company reported net income of $3.9 million or $0.18 per diluted share for the first nine months of 2008.  This represents an increase of $1.8 million or 85% over the first nine months 2007 net income of $2.1 million or $0.10 per diluted share.  The Company’s return on assets improved to 0.59% in 2008 compared to 0.32% in 2007.  The growth in earnings was driven by increased net interest income and higher non-interest revenue which more than offset an increased provision for loan losses and higher non-interest expenses.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first nine months of 2008 to the first nine months of 2007 (in thousands, except percentages):

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Change	% Change
Interest income	$ 35,464	$ 36,937	$ (1,473)	(4.0)%
Interest expense	14,532	18,947	(4,415)	(23.3)
Net interest income	$ 20,932	$ 17,990	$ 2,942	16.4

Net interest margin	3.49%	3.00%	0.49	N/M

N/M - not meaningful

The Company’s net interest income in the first nine months of 2008 increased by $2.9 million or 16.4% from the prior year’s first nine months and the net interest margin was up by 49 basis points over the same comparative period.  The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve.  This factor, combined with the benefits of solid loan growth experienced over the past 12 months, caused the increased net interest income and margin in the first nine months of 2008.  Total loans averaged $629 million in the first nine months of 2008, an increase of $27 million or 4.5% over the first nine months of 2007.    The favorable decline in interest expense was caused by the downward repricing of both deposits and Federal Home Loan Bank borrowings due to the market decline in short-term interest rates in 2008.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the first nine months of 2008 decreased by $1.5 million when compared to the same 2007 period. This decrease was due to a 25 basis point decrease in the earning asset yield to 5.94% and a modest $1.8 million decrease in earning assets.  Within the earning asset base, the yield on the total loan portfolio decreased by 44 basis points to 6.36% and reflects the lower interest rate environment in 2008.  The yield on the total investment securities portfolio increased by eight basis points to 4.16% as the Company took advantage of the positively sloped yield curve to position the investment portfolio for better future earnings by selling some of the lower yielding securities in the portfolio and replacing them with higher yielding securities with a modestly longer duration.

The $1.8 million decrease in the volume of average earning assets was due to a $26.1 million or 13.9% decrease in average investment securities which was basically offset by a $27.3 million or 4.5% increase in average loans.  This favorable asset mix shift benefitted the net interest margin.  The loan growth was driven by increased commercial real estate loans as a result of successful new business development efforts in the suburban Pittsburgh market.  The Company has found increased commercial lending opportunities in the Pittsburgh market in 2008 due to the retrenchment of several larger competitors as a result of the turmoil in the financial markets.

The Company's total interest expense for the first nine months of 2008 decreased by $4.4 million or 23.3% when compared to the same 2007 period.  This decrease in interest expense was due to a lower cost of funds.  The total cost of funds for the first nine months of 2008 declined by 83 basis points to 2.89% and was driven down by lower short-term interest rates and a more favorable funding mix in the first nine months of 2008.  Specifically, total average interest bearing deposits decreased by $68.3 million or 10.4% due entirely to a decline in Trust Company specialty deposits as wholesale borrowings provided the Company with a lower cost funding source than these deposits in the first nine months of 2008.  Additionally, the Company’s funding mix also benefited from a $6.0 million increase in non-interest bearing demand deposits and an increase in retail money market deposits as customers have opted for short-term liquidity during this period of volatility and decline in the equity markets.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 2008 and September 30, 2007.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 20.

Nine months ended September 30 (In thousands, except percentages)

		2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$ 628,928	$ 30,399	6.36%	$ 601,592	$ 31,023	6.80%
Deposits with banks	403	10	3.31	525	18	4.58
Federal funds sold	152	4	3.39	3,009	120	5.21
Investment securities – AFS	143,747	4,429	4.04	166,808	5,050	3.96
Investment securities – HTM	17,517	684	5.21	20,590	794	5.06
Total investment securities	161,264	5,113	4.16	187,398	5,844	4.08
Total interest earning assets/interest income	790,747	35,526	5.94	792,524	37,005	6.19
Non-interest earning assets:
Cash and due from banks	17,188			17,734
Premises and equipment	9,193			8,722
Other assets	72,402			69,550
Allowance for loan losses	(7,582)			(7,947)
TOTAL ASSETS	$ 881,948			$ 880,583

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 65,169	$ 527	1.08%	$ 56,559	$ 517	1.22%
Savings	70,388	401	0.76	73,112	417	0.76
Money markets	92,907	1,817	2.61	182,215	5,381	3.95
Other time	359,255	9,388	3.48	344,153	11,309	4.39
Total interest bearing deposits	587,719	12,133	2.76	656,039	17,624	3.59
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	57,818	1,186	2.69	8,441	339	5.29
Advances from Federal Home Loan Bank	11,266	373	4.42	3,607	144	5.26
Guaranteed junior subordinated deferrable interest debentures	13,085	840	8.57	13,085	840	8.57
Total interest bearing liabilities/interest expense	669,888	14,532	2.89	681,172	18,947	3.72
Non-interest bearing liabilities:
Demand deposits	110,366			104,336
Other liabilities	9,836			9,477
Stockholders' equity	91,858			85,598
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 881,948			$ 880,583
Interest rate spread			3.05			2.47
Net interest income/ Net interest margin		20,994	3.49%		18,058	3.00%
Tax-equivalent adjustment		(62)			(68)
Net Interest Income		$ 20,932			$ 17,990

…..PROVISION FOR LOAN LOSSES..... The Company recorded a $2.3 million loan loss provision for the nine month period ended September 30, 2008 compared to $150,000 loan loss provision for the same period in 2007.  The higher loan provision in 2008 was caused by the Company’s decision to strengthen its allowance for loan losses due to the downgrade of the rating classification of several specific performing commercial loans and uncertainties in the local and national economies.  Overall net charge-offs are down modestly in 2008 when compared to 2007. Specifically, for the nine month period ended September 30, 2008, net charge-offs have amounted to $875,000 or 0.18% of total loans compared to net charge-offs of $1.1 million or 0.25% of total loans for the same nine month period in 2007.  Overall, the allowance for loan losses provided 198% coverage of non-performing assets and was 1.31% of total loans at September 30, 2008 compared to 137% of non-performing assets and 1.14% of total loans at December 31, 2007.  Note also that the Company has no direct exposure to sub-prime mortgage loans in either the loan or investment portfolios.

.....NON-INTEREST INCOME.....Non-interest income for the first nine months of 2008 totaled $12.9 million; an increase of $2.1 million or 19.4% from the first nine months 2007 performance.  Factors contributing to this increased level of non-interest income in 2008 included:

* a $1.4 million increase in revenue from bank owned life insurance due to increased payments of death claims in 2008.

* a $148,000 or 2.9%  increase in Trust fees due to continued successful new business development efforts in 2008 which has helped offset overall declines resulting from the equity market volatility.

* a $128,000 increase in gains on loans held for sale due to increased residential mortgage loan sales into the secondary market in 2008. There were $30.4 million of residential mortgage loans sold into the secondary market in the first nine months of 2008 compared to $19.6 million for the first nine months of 2007.

* a $420,000 or 22.2% increase in deposit service charges due to increased overdraft fees and greater service charge revenue that resulted from a realignment of the bank’s checking accounts to include more fee based products.

*  a $169,000 increase in other income due largely to a gain realized on the mandatory redemption of shares of VISA stock that occurred as a result of VISA’s initial public offering in the first quarter of 2008.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first nine months of 2008 totaled $26.6 million; a $620,000 or 2.4% increase from the first nine months 2007 performance.  Factors contributing to the higher non-interest expense in 2008 included:

* a $780,000 increase in other expense was largely caused by the non-recurrence of a favorable $400,000 recovery on a previous mortgage loan securitization that was realized in 2007 and greater marketing, business development, and telephone expenses in 2008.

* a $274,000 increase in professional fees due to greater legal costs at the Trust company and other professional fees in 2008.

* a $228,000 or 1.6% decrease in salaries and employee benefits due to on average a reduction of 19 full-time equivalent employees and lower medical insurance premiums.

*  a $329,000 decrease in equipment expense resulted from the benefits achieved on the migration to a new core data processing operating system and mainframe processor.

*  a $91,000 penalty realized on the prepayment of $6 million of Federal Home Loan Bank debt.  This charge resulted from the Company’s decision to retire some higher cost advances and replace them with lower cost current market rate borrowings in order to reduce ongoing interest expense.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $1.1 million in the first nine months of 2008 which reflects an estimated effective tax rate of approximately 22.0%. The income tax expense recorded in the first nine months of 2007 was $609,000 and also reflected an effective tax rate of approximately 22.4%. The Company was able to maintain the same effective tax rate in 2008 despite an increased level of pre-tax income due to increased tax-free revenue from bank owned life insurance in 2008.  The Company’s deferred tax asset declined to $12.4 million at September 30, 2008 due to the ongoing utilization of net operating loss carryforwards and improved market value of the AFS investment portfolio.

…..SEGMENT RESULTS.….Retail banking’s net income contribution was $597,000 in the third quarter of 2008 and $2.3 million for the first nine months of 2008 compared to $570,000 and $1.3 million for the same comparable periods of 2007.  The 2008 net income performance is better than the 2007 performance due to the positive impact of increased non-interest revenue in line items such as deposit service charges, bank owned life insurance benefits, and gain on residential mortgage loan sales combined with declines in corporate overhead expense resulting from a diligent focus on cost control.

The commercial lending segment net income for the third quarter of 2008 was $426,000 and $1.3 million for the first nine months of 2008 compared to $975,000 and $2.5 million of net income earned in the third quarter and first nine months of 2007.  The reduced earnings in 2008 was caused by an increased provision for loan losses due to the previously discussed strengthening of the allowance for loan losses.  This higher provision more than offset an increased level of net interest income.

The trust segment’s net income contribution in the third quarter and first nine months of 2008 amounted to $290,000 and $1.1 million compared to $468,000 and $1.4 million for the same 2007 periods.  The major reason for the decrease between years was due to less investment advisory revenue as a result of fewer assets under management due to the declines experienced in the equity markets during 2008.

The investment/parent segment reported a net loss of $164,000 in the third quarter and $878,000 for the first nine months of 2008 which was lower than the net loss of $1.1 million and $3.1 million realized in the third quarter and first nine months of 2007.  The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve which has caused net interest income in this segment to increase.

.....BALANCE SHEET.....The Company's total consolidated assets were $911 million at September 30, 2008, which was modestly up by $6.4 million or 1.0% from the $905 million level at December 31, 2007. The Company’s loans totaled $664 million at September 30, 2008, an increase of $27.8 million or 4.4% from year-end as commercial loan origination activity increased particularly in the third quarter of this year. Note that the Company’s commercial loan pipelines remain strong as we enter the fourth quarter of 2008 so we expect to see increased new loan fundings during the final quarter of the year.  Investment securities declined by $14.7 million so far in 2008 due to increased calls of agency securities.  The Company has elected to utilize this excess cash to fund loan growth.

The Company’s deposits totaled $689 million at September 30, 2008, which was $21.4 million or 3.0% lower than December 31, 2007 due to a decline in the Trust company specialty deposits as wholesale borrowings provided the Company with a lower cost funding source than these deposits in the first nine months of 2008.  As a result total borrowed funds increased by $24.8 million during 2008.  The Company’s total stockholders’ equity has increased by $3.4 million since year-end 2007 and the Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at September 30, 2008 of 10.37%.  The Company’s book value per share at September 30, 2008 was $4.29 and its tangible book value per share was $3.65.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency and non-performing assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2008	2007	2007
Total loan delinquency (past
due 30 to 89 days)	$ 2,788	$3,559	$ 5,092
Total non-accrual loans	3,488	5,238	2,342
Total non-performing assets*	4,390	5,280	2,463
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.42%	0.56%	0.81%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	0.53	0.82	0.37
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.66	0.83	0.39

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned.

Non-performing assets have remained in a range of $2.3 to $5.2 million for the past 12 quarters and ended the third quarter of 2008 at $4.4 million or 0.66% of total loans.  The $890,000 decline since year-end 2007 reflects the successful workout during the first nine months of 2008 of the Company’s largest non-performing commercial mortgage loan.  Loan delinquency levels have remained below 1.0% during all periods presented and reflect the continued good loan portfolio quality.  While we are pleased with our asset quality, we continue to closely monitor the portfolio given the slowing economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio.  As of September 30, 2008, the 25 largest credits represented 28.9% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2008	2007	2007
Allowance for loan losses	$8,677	$7,252	$7,119
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.31%	1.14%	1.13%
total delinquent loans
(past due 30 to 89 days)	311.23	203.77	139.81
total non-accrual loans	248.77	138.45	303.97
total non-performing assets	197.65	137.35	289.04

The allowance for loan losses provided 198% coverage of non-performing assets at September 30, 2008 compared to 137% coverage at December 31, 2007, and 289% coverage at September 30, 2007.  The allowance for loan losses to total loans ratio increased to 1.31% since year-end 2007.  The Company decided to build its allowance for loan losses in 2008 due to the downgrade of the rating classification of several specific performing commercial loans and uncertainties in the local and national economies.

.....LIQUIDITY......The Bank’s liquidity position has been strong during the last several years when the Bank was undergoing a turnaround and return to traditional community banking.  Our core retail deposit base has first remained stable and then grown throughout this period and has been adequate to fund the Bank’s operations.  Cash flow from prepayments and amortization of securities was used to fund net loan growth.  We expect that liquidity will continue to be adequate as we transform the balance sheet to one that is more loan dependent.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $6.2 million from December 31, 2007, to September 30, 2008, due to $11.4 million of cash used in investing activities.  This was partially offset by $3.4 million of cash provided by operating activities and $1.7 million by financing activities.  Within investing activities, cash provided by investment security maturities and sales exceeded purchases of new investment securities by $14.9 million.  Cash advanced for new loan fundings and purchases totaled $118.9 million and were $26.7 million higher than the $92.3 million of cash received from loan principal payments and sales.

  In January of 2008, the Company’s Board of Directors approved a repurchase program to buyback up to 5% or approximately 1.1 million of its outstanding common shares.  The shares may be purchased in open market, negotiated, or block transactions.  This stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time.  The Company used $1.1 million of cash to buyback 354,500 shares of it common stock at an average price of $3.11 in the first quarter of 2008.  The Company did not repurchase any additional shares during the second or third quarter but does expect to resume repurchasing shares in the fourth quarter.  The Company also used $762,000 of cash to service the dividend on the guaranteed junior subordinated deferrable interest debentures (trust preferred securities) in the first nine months of 2008.  The parent company had $8.3 million of cash and investments at September 30, 2008.

Additionally, dividend payments from its subsidiaries also provide ongoing cash to the parent.  At September 30, 2008, the subsidiary bank had $3.2 million of cash available for immediate upstream to the Parent per the applicable regulatory formulas.

.....CAPITAL RESOURCES.....The Company continues to be considered well capitalized as the asset leverage ratio was 10.37% and the Tier 1 capital ratio was 12.40% at September 30, 2008.  Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios.  At September 30, 2008, accumulated other comprehensive loss amounted to $3.5 million.  Additionally, the first nine months $649,000 amortization of core deposit intangible assets has favorably impacted tangible capital.  The Company’s tangible equity to assets ratio was 8.90% at September 30, 2008.  We anticipate that our strong capital ratios will decline modestly in the final quarter of 2008 due to expected balance sheet growth and resumption of a common stock cash dividend.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	(2.9)%	3.1%
100bp increase	(0.2)	3.0
100bp decrease	(0.6)	(12.4)
200bp decrease	(8.2)	(22.4)

Overall, the variability of net interest income demonstrates limited change in the +/- 100 basis point scenario. Note that the increased negative variability of net interest income in the 200 basis point downward interest rate forecast is being caused by a significant assumed increase in asset prepayment speeds at a pace that is faster than what has actually materialized given the 300 basis point short-term rate reductions that have already occurred.  The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

.....OFF BALANCE SHEET ARRANGEMENTS…..The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $141.1 million and standby letters of credit of $13.0 million as of September 30, 2008.

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

Commercial and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $7.2 million, or 83%, of the total allowance for credit losses at September 30, 2008 has been allotted to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, recent regulatory examination results, trends in loan volume, terms of loans and risk of potential estimation or judgmental errors.  To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of September 30, 2008, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.  A decline in value that is to be considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operation.  At September 30, 2008, 95% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by Government agencies, U.S. Treasury or Government sponsored agencies.  The Company believes the price movements in these securities are dependent upon the movement in market interest rates.  The Company’s management also maintains the ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2008, are effective.

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

   None

Item 3.   Defaults Upon Senior Securities

   None

Item 4.   Submission of Matters to a Vote of Security Holders

   None

Item 5.   Other Information

   None

Item 6.     Exhibits

3.1	Articles of Incorporation as amended on January 3, 2005, exhibit 3.1 to 2004 Form 10-K filed on March 10, 2005

3.2	Bylaws, Exhibit 3.2 to the Registrant’s Form 8-K filed September 19, 2008.

15.1	Report of S.R. Snodgrass, A.C. regarding unaudited interim financial statement information.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: November 6, 2008	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: November 6, 2008	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

November 6, 2008

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

Exhibit 99.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and its consolidated subsidiaries as of September 30, 2008, the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2008 and 2007, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.

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

/s/S.R. Snodgrass, A.C.

Wexford, PA

November 6, 2008

Exhibit 15.15

November 6, 2008

AmeriServ Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the period ended September 30, 2008, as indicated in our report dated November 6, 2008.  Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your quarterly report on Form 10-Q for the quarter ended September 30, 2008, is incorporated by reference in the following Registration Statements:

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

Date: November 7, 2008	/s/Allan R. Dennison
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

Date: November 7, 2008	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

November 7, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

November 7, 2008