Form 10-K
period 2008-12-31
AMERISERV FINANCIAL INC /PA/
filed 2009-03-05
CIK 707605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.50 Par Value (Title of class)	Share Purchase Rights (Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was $65,115,304 as of June 30, 2008.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 21,135,466 shares outstanding as of January 31, 2009.
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
     Portions of the annual shareholders’ report for the year ended December 31, 2008, are incorporated by reference into Parts I and II.
     Portions of the proxy statement for the annual shareholders’ meeting are incorporated by reference in Part III.
     Exhibit Index is located on page 74.

FORM 10-K INDEX

PART I
ITEM 1. BUSINESS
GENERAL
     AmeriServ Financial, Inc. (the Company) is a bank holding company organized under the Pennsylvania Business Corporation Law. The Company became a holding company upon acquiring all of the outstanding shares of AmeriServ Financial Bank (the Bank) on January 5, 1983. The Company’s other wholly owned subsidiaries include AmeriServ Trust and Financial Services Company (the Trust Company) formed in October 1992, and AmeriServ Life Insurance Company (AmeriServ Life) formed in October 1987.
     The Company’s principal activities consist of owning and operating its three wholly owned subsidiary entities. At December 31, 2008, the Company had, on a consolidated basis, total assets, deposits, and shareholders’ equity of $967 million, $695 million and $113 million, respectively. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services. The Company functions primarily as a coordinating and servicing unit for its subsidiary entities in general management, accounting and taxes, loan review, auditing, investment accounting, marketing and insurance risk management.
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
AMERISERV FINANCIAL BANKING SUBSIDIARY
     AmeriServ Financial Bank
     The Bank is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended. Through 18 locations in Allegheny, Cambria, Centre, Somerset, and Westmoreland Counties, Pennsylvania, AmeriServ Financial Bank conducts a general banking business. It is a full-service bank offering (i) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler’s checks; (ii) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate-mortgage loans, short- and medium-term loans, revolving credit arrangements, lines of credit, inventory and accounts receivable financing, real estate-construction loans, business savings accounts, certificates of deposit, wire transfers, night depository, and lock box services. The Bank also operates 21 automated bank teller machines (ATMs) through its 24-Hour Banking Network that is linked with NYCE, a regional ATM network and CIRRUS, a national ATM network. On March 7, 2007, the Bank completed the acquisition of West Chester Capital Advisors (WCCA). WCCA is a registered investment advisor and as of December 31, 2008 had $82 million in assets under management.
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
     The Bank is subject to supervision and regular examination by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Various federal and state laws and regulations govern many aspects of its banking operations. The following is a summary of key data (dollars in thousands) and ratios at December 31, 2008:

Headquarters	Johnstown, PA
Chartered	1933
Total Assets	$937,050
Total Investment Securities	131,893
Total Loans (net of unearned income)	707,108
Total Deposits	695,156
Total Net Income	5,322
Asset Leverage Ratio	9.30%
Return on Average Assets	0.60
Return on Average Equity	5.69
Total Full-time Equivalent Employees	286

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
     Consumer
     This category includes consumer installment loans and revolving credit plans. Underwriting is pursuant to industry norms and guidelines and is achieved through a process, which includes of the Appro Credit Scoring program. The major risk in this category is a significant economic downturn.
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
     The investment portfolio is primarily made up of AAA rated agency mortgage-backed securities and short maturity agency securities. The purpose of this type of portfolio is to generate adequate cash flow to fund potential loan growth, as the market allows. Management strives to maintain a relatively short duration in the portfolio. All holdings must meet standards documented in the AmeriServ Financial Investment Policy.
DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS, INCLUDING REPAYMENTS AND MATURITIES OF LOANS, SALES AND MATURITIES OF INVESTMENTS AND FHLB ADVANCES
Deposits
     The Bank has a loyal core deposit base made up of traditional commercial bank products that exhibits little fluctuation, other than Jumbo CDs, which demonstrate some seasonality. The bank also utilizes certain Trust Company specialty deposits related to the Erect Fund as a funding source which serve as an alternative to wholesale borrowings and could exhibit some degree of volatility.
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
Secondary Market Activities
     The Residential Lending department of the Bank continues to originate one-to-four family mortgage loans for both outside investors in the secondary market and for the AmeriServ portfolio. Mortgages sold on the secondary market are sold to investors on a “flow” basis: Mortgages are priced and delivered on a “best efforts” pricing, with servicing released to the investor. Freddie Mac guidelines are used in underwriting all mortgages with the exception of CRA loans. The mortgages with longer terms such as 20-year, 30-year, FHA, and VA loans are usually sold. The remaining production of the department includes construction, adjustable rate mortgages, 10-year, 15-year, and bi-weekly mortgages. These loans are usually kept in the AmeriServ portfolio although during periods of low interest rates 15-year loans are typically sold into the secondary market.
AMERISERV FINANCIAL NON-BANKING SUBSIDIARIES
     AmeriServ Trust and Financial Services Company
     AmeriServ Trust and Financial Services Company is a trust company organized under Pennsylvania law in October 1992. As one of the larger providers of trust and investment management products and services between Pittsburgh and Harrisburg, AmeriServ Trust and Financial Services Company is committed to delivering personalized, professional service to its clients. Its staff of approximately 41 professionals administer assets valued at approximately $1.5 billion at December 31, 2008. The Trust Company has two primary business divisions, traditional trust and union collective investment funds. Traditional trust includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this division. The union collective investment funds, namely the ERECT and BUILD Funds (includes Build Fund of America and Build Fund of Indiana), are designed to invest union pension dollars in construction projects that utilize union labor. At December 31, 2008, AmeriServ Trust and Financial Services had total assets of $3.3 million and total shareholder’s equity of $3.0 million. The Trust Company is subject to regulation and supervision by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.
     The diversification of the revenue-generating divisions within the trust company is one of the primary reasons for its successful profitable growth. The specialized union collective funds have attracted several national labor unions as investors as well as many local unions from a number of states. At the end of 2008, assets in these union funds totaled approximately $325 million. In late 2008, both BUILD Funds were in liquidation status. The Company expects this fund to be liquidated over a 3 to 5 year period given current real estate market conditions.

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
     In 2008, the Trust Company continued to be a solid contributor of earnings to the corporation as its gross revenue amounted to $7.6 million and the net income contribution was $1.3 million.
     AmeriServ Life
     AmeriServ Life is a captive insurance company organized under the laws of the State of Arizona. AmeriServ Life engages in underwriting as reinsurer of credit life and disability insurance within the Company’s market area. Operations of AmeriServ Life are conducted in each office of the Company’s banking subsidiary. AmeriServ Life is subject to supervision and regulation by the Arizona Department of Insurance, the Insurance Department of the Commonwealth of Pennsylvania, and the Federal Reserve. At December 31, 2008, AmeriServ Life had total assets of $927,000 and total stockholders’ equity of $833,000.
MONETARY POLICIES
     Commercial banks are affected by policies of various regulatory authorities including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Board of Governors are: open market operations in U.S. Government securities, changes in the federal funds rate and discount rate on member bank borrowings, and changes in reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rate charges on loans or interest paid for deposits. The monetary policies of the Board of Governors have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.
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
MARKET AREA & ECONOMY
     Nationally, the economy demonstrated recessionary conditions as the Commerce Department stated that early indications show Gross Domestic Product fell at a 3.8% annual rate in the fourth quarter of 2008, following a 0.5% drop in the third quarter. Economic statistics reveal that the nation has been in a recession for more than a year. Overall, the economy grew at a weak 1.3% in 2008, which was the slowest expansion since the 2001 recession. The investment in financial institutions by the United States government together with other programs instituted by the United States Treasury and the Federal Reserve in 2008 has kept the economy from collapsing further, while the economic stimulus has not yet had a chance to work. This means additional layoffs are likely to occur. However, most recessions generally last no longer than two years. Accordingly, most economists are predicting that the current recession will end by the end of 2009. Consumer spending, which accounts for more than two thirds of the economy, decreased 3.5% in the fourth quarter of 2008 following a 3.8% drop in the third quarter, marking the worse back to back declines since quarterly records began in 1947. The Federal Reserve cut its overnight funds interest rate basically to zero, set up a host of special lending programs and is prepared to begin buying longer-term Treasury bonds, a move that could push down some borrowing rates, in a further effort to shore up the economy. The Fed is increasingly worried about the possibility of deflation, which could make it harder for the economy to recover. Tight credit markets have made it more difficult for households and businesses to borrow money. The troubled housing market along with sharp increases to energy and food prices, particularly in the middle of 2008, negatively impacted other sectors of the economy. Labor markets were also hit hard with the unemployment rate climbing to 7.6% in January of 2009, which is its highest level since 1992. The government has enacted an economic stimulus plan that includes tax breaks, public works spending and expanded health care and unemployment benefits. Also, the Obama administration is moving forward with a plan to bolster the financial systems which was helped during 2008 with the TARP program. Overall, national economic growth is expected to average -0.5% in 2009.

     The economy in Cambria and Somerset Counties in December 2008 produced seasonally adjusted unemployment rates of 7.9% and 7.8%, respectively, as compared to national and state rates of 7.2% and 6.7%, respectively. Local markets have been negatively impacted by the recessionary conditions that exist in the national economy causing the unemployment rate to increase from last year’s average of 5.4%. Johnstown, PA, where AmeriServ Financial, Inc is headquartered, is a national leader in technology and was designated as the most affordable city in the nation by Forbes Magazine. Johnstown’s cost of living is approximately 30% lower than the national average. As of December 31, 2008, total nonfarm jobs in the Johnstown MSA were 1,700 below the December 2007 level, which represents the largest year over year decline since January 2002, with losses coming from both goods-producing and service-providing industries. However, the opening of a technology park, and greater work on defense projects is expected to contribute to economic growth in the future. Local loan demand remains good, in the commercial sector, but has slowed in the consumer sector.
     Economic conditions are stronger in the State College, PA market, but have also been negatively impacted by the struggling national economy. The unemployment rate for the State College MSA reached 5.1% in December 2008, which is the highest level since June 1992, but remains the lowest of all regions in the Commonwealth. Seasonally adjusted total nonfarm jobs for the MSA dropped by 1,100 since December 2007, representing the largest year over year loss since May 2005. The Company plans to open a third branch office in the State College market during 2009 as this area presents the Company with a more vibrant economic market and a much different demographic. A large percentage of the population in State College falls into the 18 to 34 year old age group, while potential customers in the Cambria/Somerset markets tend to be over 50 years of age. Overall, opportunities in the State College market are quite different and challenging, providing a promising source of business to profitably grow the Company.
EMPLOYEES
     The Company employed 379 people as of December 31, 2008, in full- and part-time positions. Approximately 217 non-supervisory employees of the Bank are represented by the United Steelworkers of America, AFL-CIO-CLC, Local Union 2635-06/2635-07. The Bank’s current labor contract with the Steelworkers Local will expire on October 15, 2009. The Bank has not experienced a work stoppage since 1979. The Bank is one of 13 union-represented banks nationwide.
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
     As of December 31, 2008, the Company believes that its bank subsidiary was well capitalized, based on the prompt corrective action guidelines described above. A bank’s capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
TEMPORARY LIQUIDITY GUARANTEE PROGRAM
     On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (TLGP). The TLGP was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP the FDIC will (1)guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (2)provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdraw (NOW) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. As of December 31, 2008, the Company elected to participate in both guarantee programs.

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
USA PATRIOT ACT OF 2001
     A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the Company.
STATISTICAL DISCLOSURES FOR BANK HOLDING COMPANIES
   The following Guide 3 information is included in this Form 10-K as listed below:
I.	Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential Information. Information required by this section is presented on pages 21-24, and 30-32.
II.	Investment Portfolio Information required by this section is presented on pages 10 and 46-49.
III.	Loan Portfolio Information required by this section appears on pages 10-11 and 25-27.
IV.	Summary of Loan Loss Experience Information required by this section is presented on pages 26-27.
V.	Deposits Information required by this section follows on pages 11-12.
VI.	Return on Equity and Assets Information required by this section is presented on page 20.
VII.	Short-Term Borrowings Information required by this section is presented on page 12.

INVESTMENT PORTFOLIO
     Investment securities classified as held to maturity are carried at amortized cost while investment securities classified as available for sale are reported at fair market value. The following table sets forth the cost basis and fair market value of the Company’s investment portfolio as of the periods indicated:
     Investment securities available for sale at:

	AT DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS)
COST BASIS:
U.S. Treasury	$—	$6,006	$6,011
U.S. Agency	10,387	37,255	57,636
Mortgage-backed securities	114,380	98,484	113,460
Other securities	24	25	42

Total cost basis of investment securities available for sale	$124,791	$141,770	$177,149

Total fair value of investment securities available for sale	$126,781	$140,582	$172,223

     Investment securities held to maturity at:

	AT DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS)
COST BASIS:
U.S. Treasury	$3,082	$3,153	$3,220
U.S. Agency	—	3,473	3,471
Mortgage-backed securities	9,562	6,157	7,216
Other securities	3,250	5,750	6,750

Total cost basis of investment securities held to maturity	$15,894	$18,533	$20,657

Total fair value of investment securities held to maturity	$16,323	$18,378	$20,460

LOAN PORTFOLIO
     The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2008	2007	2006	2005	2004
	(IN THOUSANDS)
Commercial	$110,197	$118,936	$91,746	$80,629	$72,011
Commercial loans secured by real estate	353,870	285,115	269,781	249,204	225,661
Real estate-mortgage(1)	218,928	214,839	209,728	201,111	201,406
Consumer	23,804	16,676	18,336	20,391	23,285

Loans	706,799	635,566	589,591	551,335	522,363
Less: Unearned income	691	471	514	831	1,634

Loans, net of unearned income	$706,108	$635,095	$589,077	$550,504	$520,729

(1)	For each of the periods presented beginning with December 31, 2008, real estate-construction loans constituted 6.2%, 5.5%, 4.4%, 5.5% and 6.3% of the Company’s total loans, net of unearned income, respectively.

NON-PERFORMING ASSETS
     The following table presents information concerning non-performing assets:

	AT DECEMBER 31,
	2008	2007	2006	2005	2004
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans
Commercial	$1,128	$3,553	$494	$2,315	$802
Commercial loans secured by real estate	484	225	195	318	606
Real estate-mortgage	1,313	875	1,050	1,070	2,049
Consumer	452	585	547	446	412

Total	3,377	5,238	2,286	4,149	3,869

Past due 90 days or more and still accruing
Consumer	—	—	3	31	—

Total	—	—	3	31	—

Other real estate owned
Commercial loans secured by real estate	701	—	—	—	—
Real estate-mortgage	494	42	3	130	15
Consumer	—	—	—	5	10

Total	1,195	42	3	135	25

Total non-performing assets	$4,572	$5,280	$2,292	$4,315	$3,894

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.65%	0.83%	0.39%	0.78%	0.75%
Total restructured loans	$1,360	$1,217	$1,302	$258	$5,685
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

	YEAR ENDED DECEMBER 31,
	2008	2007	2006	2005	2004
	(IN THOUSANDS)
Interest income due in accordance with original terms	$198	$215	$214	$213	$469
Interest income recorded	—	(24)	(55)	(12)	(19)

Net reduction in interest income	$198	$191	$159	$201	$450

DEPOSITS
     The following table sets forth the average balance of the Company’s deposits and average rates paid thereon for the past three calendar years:

	AT DECEMBER 31,
	2008		2007		2006
		(IN THOUSANDS, EXCEPT PERCENTAGES)
Demand:
Non-interest bearing	$110,601	—%	$105,306	—%	$104,266	—%
Interest bearing	64,683	1.01	67,132	1.76	57,817	1.05
Savings	70,255	0.76	71,922	0.76	81,964	0.78
Money market	107,843	2.24	158,947	3.80	172,029	3.34
Other time	341,185	3.54	346,134	4.34	319,220	3.83

Total deposits	$694,567	2.69	$749,441	3.54	$735,296	3.05

     Interest expense on deposits consisted of the following:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS)
Interest bearing demand	$653	$1,184	$606
Savings	535	549	644
Money market	2,417	6,040	5,743
Certificates of deposit in denominations of $100,000 or more	1,744	1,774	1,894
Other time	10,331	13,264	10,345

Total interest expense	$15,680	$22,811	$19,232

     Additionally, the following table provides more detailed maturity information regarding certificates of deposit issued in denominations of $100,000 or more as of December 31, 2008:
     MATURING IN:

(IN THOUSANDS)
Three months or less	$11,813
Over three through six months	13,382
Over six through twelve months	3,565
Over twelve months	7,406

Total	$36,166

FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS
     The outstanding balances and related information for federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2008
	FEDERAL	OTHER
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$119,920
Maximum indebtedness at any month end	5,685	138,855
Average balance during year	20	71,617
Average rate paid for the year	3.16%	1.96%
Interest rate on year end balance	—	0.60

	AT DECEMBER 31, 2007
	FEDERAL	OTHER
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$72,210
Maximum indebtedness at any month end	3,430	74,095
Average balance during year	99	19,745
Average rate paid for the year	5.18%	4.89%
Interest rate on year end balance	—	3.88

	AT DECEMBER 31, 2006
	FEDERAL	OTHER
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$49,091
Maximum indebtedness at any month end	—	61,728
Average balance during year	43	32,778
Average rate paid for the year	5.69%	5.10%
Interest rate on year end balance	—	5.48
     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.
     These borrowing transactions can range from overnight to one year in maturity. The average maturity was two days at the end of 2008 and 2007 and three days at the end of 2006.

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
     At the end of 2003, we adopted a turnaround strategy that consisted of three distinct elements. These were:
•	In 2003, stabilizing AmeriServ and taking immediate steps to eliminate or minimize those risk elements that posed a threat to our survival;

•	In 2004 and 2005, executing steps to eliminate the key structural impediments to sustainable, improved earnings; and

•	Articulating and executing, over the long-term, a strategy centered on community banking and continued expansion of our successful trust business that is intended to produce consistent future earnings.
     We believe we accomplished the first two elements of the turnaround strategy. With our earnings growth in 2007 and 2008, we achieved meaningful progress towards the third element of the turnaround. However, this final element of the turnaround requires sustained execution of our business plan to drive our financial performance closer to peer bank levels. If we are unable to achieve the last element of the turnaround strategy, our financial condition and results of operations will not dramatically improve and may deteriorate.
We are subject to lending risks.
     There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy of our regional market that affect the ability of our borrowers to repay their loans or the value of the collateral securing these loans.
     At December 31, 2008, 65.6% of our net loan portfolio consisted of commercial and commercial mortgage loans, including construction loans. Commercial loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans also are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in our provision for loan losses and an increase in loan charge-offs.
Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance.
     Despite our underwriting criteria, we may experience loan delinquencies and losses for reasons beyond our control, such as general economic conditions. At December 31, 2008, we had non-performing assets equal to 0.65% of total loans and loans held for sale, net of unearned income and other real estate owned. In order to absorb losses associated with non-performing assets, we maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We may be required to increase our allowance for loan losses for any of several reasons. State and federal regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance. In addition, if charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.
We have unionized employees, which increases our costs and may deter any acquisition proposal.
     The Bank is party to a collective bargaining agreement with the United Steelworkers of America, which represents approximately 57% of our employees. In 2007, our current contract was extended until October 15, 2009. Terms of the contract extension remain the same as the prior contract with the exception of a 2.0% wage increase in the first year, and a 2.5% increase in the second year. As a result of provisions in the contract, generally known as work rules, we sometimes cannot take steps that would reduce our operating costs. Furthermore, to our knowledge, we are one of only 13 unionized banking institutions in the United States. The banking industry is a consolidating industry in which acquisitions are frequent. However, some banking institutions may be reluctant to buy a unionized bank because of a perception that operating costs may be higher or that it could result in unionization of its work force. Additionally, there is the risk of a work stoppage if a new collective bargaining agreement cannot be negotiated before the end of the current agreement. Therefore, our stock price may be adversely affected because investors may conclude that there is a reduced likelihood that we will be acquired or could be an acquiror.
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
     Some of our loans and the majority of our deposit activities are based in Cambria and Somerset Counties, located in southwestern Pennsylvania. As a result, our financial performance will depend largely upon economic conditions in this area. Economic activity in this geographic market generally lags behind the economic activity in Pennsylvania and the nation. Similarly, unemployment in this market area is typically higher than the unemployment rate in Pennsylvania and the nation, although this difference has declined in recent years as our local economy has become more diversified. Adverse local economic conditions could cause us to experience a reduction in deposits, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our profitability.
A portion of our trust business is dependent on a union client base.
     In an effort to capitalize on the Bank’s union affiliation, our Trust Company operates the ERECT Funds and the BUILD Funds that seek to attract investment from union pension funds. These funds then use the investments to make loans and/or equity investments on construction projects that use union labor. At December 31, 2008, approximately $325 million was invested by unions in the ERECT and BUILD Funds. This represents approximately 21.2% of the total assets administered by the Trust Company. Therefore, the Trust Company is dependent on a discrete union client base for a portion of its assets under management and its resulting revenue and net income. In late 2008 both BUILD Funds were in liquidation status. The Company expects this fund to be liquidated over a 3 to 5 year period given the current real estate market conditions.
The Company may be adversely affected by the soundness of other financial institutions.
     Financial service institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Reduced wholesale funding capacity or higher borrowing costs due to capital constraints at the Federal Home Loan Bank of Pittsburgh, would reduce the Company’s liquidity and negatively impact earnings and net interest margin. Any such losses could have a material adverse affect on the Company’s financial condition and results of operations.
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
     Although the Company’s common stock is listed for trading on the NASDAQ Global Market System (NASDAQ), the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.
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
ITEM 2. PROPERTIES
     The principal offices of the Company and the Bank occupy the five-story AmeriServ Financial building at the corner of Main and Franklin Streets in Johnstown plus twelve floors of the building adjacent thereto. The Company occupies the main office and its subsidiary entities have 13 other locations which are owned. Eight additional locations are leased with terms expiring from September 30, 2009 to March 31, 2018.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK
     As of January 31, 2009, the Company had 4,201 shareholders of its common stock. AmeriServ Financial, Inc.’s common stock is traded on the NASDAQ Global Market System under the symbol ASRV. The following table sets forth the actual high and low closing prices and the cash dividends declared per share for the periods indicated:

			CASH
	PRICES		DIVIDENDS
	HIGH	LOW	DECLARED
Year ended December 31, 2008:
First Quarter	$3.30	$2.21	$0.00
Second Quarter	3.08	2.60	0.00
Third Quarter	2.98	2.37	0.00
Fourth Quarter	2.85	1.59	0.025
Year ended December 31, 2007
First Quarter	$4.85	$4.52	$0.00
Second Quarter	4.77	4.25	0.00
Third Quarter	4.26	3.33	0.00
Fourth Quarter	3.36	2.77	0.00
     As a result of the decision by the Company to accept a preferred stock investment under the U.S. Treasury’s CPP for a period of three years the Company is no longer permitted to repurchase stock or declare and pay common dividends without the consent of the U.S. Treasury.
     The following table summarizes share repurchase activity for the quarter ended December 31, 2008.

			Number Of
			Shares That May
	Total Number	Average Price	Yet Be
	Of Shares	Paid Per Share	Purchased
October	86,400	$2.53	656,800
November	411,600	$2.30	245,200
December	245,200	$2.32	—
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
Comparison of Five Year Cumulative Total Returns
Among AmeriServ Financial, Inc., NASDAQ Stock Market,
and NASDAQ Bank Stocks

     The following table compares total shareholder returns for the Company over the past five years to the NASDAQ Stock Market and the NASDAQ Bank Stocks assuming a $100 investment made on December 31, 2003. Each of the three measures of cumulative return assumes reinvestment of dividends. The stock performance shown on the graph above is not necessarily indicative of future price performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
AmeriServ Financial, Inc.	$100.00	$103.40	$87.60	$98.60	$55.40	$40.20
NASDAQ Stock Market (US Companies)	100.00	109.20	111.50	123.00	136.20	81.70
NASDAQ Bank Stocks	100.00	113.60	111.50	126.80	101.60	79.70

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2008	2007	2006	2005	2004
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF INCOME STATEMENT DATA:
Total interest income	$47,819	$49,379	$46,565	$45,865	$50,104
Total interest expense	18,702	25,156	22,087	21,753	26,638

Net interest income	29,117	24,223	24,478	24,112	23,466
Provision for loan losses	2,925	300	(125)	(175)	1,758

Net interest income after provision for loan losses	26,192	23,923	24,603	24,287	21,708
Total non-interest income	16,424	14,707	12,841	10,209	14,012
Total non-interest expense	35,637	34,672	34,692	49,420	50,091

Income (loss) from continuing operations before income taxes	6,979	3,958	2,752	(14,924)	(14,371)
Provision (benefit) for income taxes	1,470	924	420	(5,902)	(5,845)

Income (loss) from continuing operations	5,509	3,034	2,332	(9,022)	(8,526)
Loss from discontinued operations, net of income taxes *	—	—	—	(119)	(1,193)

Net income (loss)	$5,509	$3,034	$2,332	$(9,141)	$(9,719)

PER COMMON SHARE DATA FROM CONTINUING OPERATIONS:
Basic earnings (loss) per share	$0.25	$0.14	$0.11	$(0.44)	$(0.58)
Diluted earnings (loss) per share	0.25	0.14	0.11	(0.44)	(0.58)
PER COMMON SHARE DATA FROM DISCONTINUED OPERATIONS*:
Basic loss per share	$—	$—	$—	$(0.01)	$(0.08)
Diluted loss per share	—	—	—	(0.01)	(0.08)
PER COMMON SHARE DATA:
Basic earnings (loss) per share	$0.25	$0.14	$0.11	$(0.45)	$(0.66)
Diluted earnings (loss) per share	0.25	0.14	0.11	(0.45)	(0.66)
Cash dividends declared	0.025	0.00	0.00	0.00	0.00
Book value at period end	4.39	4.07	3.82	3.82	4.32
BALANCE SHEET AND OTHER DATA:
Total assets	$966,929	$904,878	$895,992	$880,176	$1,009,232
Loans and loans held for sale, net of unearned income	707,108	636,155	589,435	550,602	521,416
Allowance for loan losses	8,910	7,252	8,092	9,143	9,893
Investment securities available for sale	126,781	140,582	172,223	201,569	373,584
Investment securities held to maturity	15,894	18,533	20,657	30,355	27,435
Deposits	694,956	710,439	741,755	712,665	644,391
Total borrowings	133,778	82,115	63,122	77,256	269,169
Stockholders’ equity	113,252	90,294	84,684	84,474	85,219
Full-time equivalent employees	353	351	369	378	406

*	The Company sold its remaining mortgage servicing rights of Standard Mortgage Corporation, its former mortgage servicing subsidiary, in December 2004 and incurred discontinued operations activity of this non-core business in 2005.

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2008		2007		2006		2005		2004
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL RATIOS:
Return on average total equity	5.93%		3.51%		2.74%		(10.77)%		(11.44)%
Return on average assets	0.62		0.34		0.27		(0.95)		(0.76)
Loans and loans held for sale, net of unearned income, as a percent of deposits, at period end	101.75		89.54		79.46		77.26		80.92
Ratio of average total equity to average assets	10.40		9.79		9.73		8.80		6.67
Common stock cash dividends as a percent of net income applicable to common stock	9.92		—		—		—		—
Interest rate spread	3.21		2.54		2.67		2.39		2.01
Net interest margin	3.64		3.06		3.12		2.76		2.28
Allowance for loan losses as a percentage of loans and loans held for sale, net of unearned income, at period end	1.26		1.14		1.37		1.66		1.90
Non-performing assets as a percentage of loans, loans held for sale and other real estate owned, at period end	0.65		0.83		0.39		0.78		0.75
Net charge-offs as a percentage of average loans and loans held for sale	0.20		0.19		0.16		0.11		0.68
Ratio of earnings to fixed charges and preferred dividends:(1)
Excluding interest on deposits	3.17	X	2.60	X	1.93	X	(1.35	)X	0.12	X
Including interest on deposits	1.37		1.16		1.12		0.05		0.46
Cumulative one year interest rate sensitivity gap ratio, at period end	1.10		0.90		0.85		0.89		0.78

(1)	The ratio of earnings to fixed charges and preferred dividends is computed by dividing the sum of income before taxes, fixed charges, and preferred dividends by the sum of fixed charges and preferred dividends. Fixed charges represent interest expense and are shown as both excluding and including interest on deposits.

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
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
2008 SUMMARY OVERVIEW:
     The net income of AmeriServ in the fourth quarter of 2008 exceeded net income for the same period of 2007 by 75%. This resulted from a $71 million increase in loans outstanding and a 76 basis point increase in the net interest margin. The conservative balance sheet that AmeriServ has maintained since 2005 was well positioned for the Federal Reserve program to lower interest rates. At the same time, AmeriServ had ample liquidity to respond to a number of attractive lending opportunities which increased net loans. The result was that the fourth quarter proved to be the strongest quarter recorded in 2008, with no unusual events.
     The impact of the fourth quarter on the full year was significant. Net income in 2008 totaled $5.5 million and surpassed that of 2007 by 82% as earnings per share increased from $0.14 per share in 2007 to $0.25 per share in 2008. Return on assets for the full year was 0.62% or 28 basis points above the full year 2007. These performance improvements were in spite of the decline in the equity markets which reduced the late year revenue streams of both the Trust Company and West Chester Capital Advisors
     However, all this is not to say that 2008 was a year without challenges. The stumbles in the economy caused AmeriServ to increase its loan loss provision by $2.6 million over 2007 to improve its coverage of non-performing assets to 195% (as compared with 137% at December 31, 2007). After two years of reducing expenses, in 2008 expenses increased by 2.8%. This increase was not in salaries and benefits, but chiefly in external professional expenses to gain the best guidance as we manage through these turbulent times. Overall, we believe the fourth quarter and full year results were encouraging, especially considering the well documented troubles that persist in banking and which now have spread into the national and global economy.
     During 2007 and 2008, and now extending into 2009, we have become sadly familiar with a new set of phrases. We speak daily of sub-prime mortgages, of a credit crunch, of financial bailouts and the like. We hear leading economists and governmental experts tell us that their next recommended program will finally be the answer to the nation’s dilemma. But we have also noticed — in spite of these frequently encouraging pronouncements — the economy has continued its decline. Employment reductions have become commonplace, bankruptcy filings are disturbingly frequent and none of the hastily designed economic solutions have arrested the decline.
     Here at AmeriServ we observe these developments with an attitude of careful concern. As a company operating in the heart of the Rust Belt, we learned it is foolhardy to swim against the tide. During the period 2002 through 2005, we learned just how difficult it is to overcome mounting real world difficulties. Our positive performance during the troubles of 2008 tells us that AmeriServ is once again a healthy company.
     Now the challenge is to keep it healthy while the banking industry and the global economy continue to experience what can only be termed as stunning losses. It was this commitment to protect the reinvented AmeriServ that caused the Board of Directors to elect to participate in the Treasury Department Capital Purchase Program (CPP). The infusion of $21 million of new capital on December 19, 2008, serves as a sort of “rainy day fund” to protect our shareholders should this recession deepen into a depression. However, it also provides a solid foundation so AmeriServ can continue to make new job-creating business loans in the community, thus enabling local consumers to pay their bills and feed their families.
     In better times this additional capital can also position AmeriServ to be immediately proactive once the long promised economic recovery begins. The Board’s decision reflects our view that this additional capital further strengthens AmeriServ today — and for the future. Unfortunately, participation in the CPP forced us to suspend our recently announced common stock dividend. We requested an exception from this restriction in a detailed submission to the authorities, but our request was denied. We will continue to monitor the CPP program and file a new exception request as soon as conditions suggest an approval is possible. But for the present, as stated, we will strive to manage this 23% increase in capital to build an even stronger AmeriServ that is a sound, rewarding, long term investment.
     PERFORMANCE OVERVIEW. . .The following table summarizes some of the Company’s key profitability performance indicators for each of the past three years.

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS, EXCEPT
	PER SHARE DATA AND RATIOS)
Net income	$5,509	$3,034	$2,332
Diluted earnings per share	0.25	0.14	0.11
Return on average assets	0.62%	0.34%	0.27%
Return on average equity	5.93	3.51	2.74
     The Company reported net income of $5.5 million or $0.25 per diluted share for 2008. This represents an increase of $2.5 million or 82% over 2007 net income of $3.0 million or $0.14 per diluted share. The Company’s return on assets improved to 0.62% in 2008 compared to 0.34% in 2007. Our conservative balance sheet positioning allowed AmeriServ Financial to report improved financial performance during a historic period of turmoil and crisis within the financial markets. The Company has no direct exposure to sub-prime mortgages, Fannie Mae or Freddie Mac preferred stock, pooled trust preferred securities, or credit exposure to any of the large financial firms that have recently failed or been taken over. The growth in earnings in 2008 was driven by increased net interest income and higher non-interest revenue, which more than offset an increased provision for loan losses and higher non-interest expenses.
     The Company reported net income of $3.0 million or $0.14 per diluted share for 2007. This represented an increase of $702,000 or 30.1% when compared to net income of $2.3 million or $0.11 per diluted share for 2006. The increase in net income in 2007 was due to increased non-interest revenue and lower non-interest expense, which more than offset the negative impact of reduced net interest income, a higher provision for loan losses and increased income tax expense. The increase in non-interest revenue was attributable to the West Chester Capital Advisors acquisition, which was completed in March 2007. Also, the Company benefited from higher trust revenue and increased gains on asset sales in 2007.
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

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS, EXCEPT RATIOS)
Interest income	$47,819	$49,379	$46,565
Interest expense	18,702	25,156	22,087

Net interest income	29,117	24,223	24,478
Net interest margin	3.64%	3.06%	3.12%
     2008 NET INTEREST PERFORMANCE OVERVIEW... The Company’s net interest income in 2008 increased by $4.9 million or 20.2% from the prior year and the net interest margin was up by 58 basis points over the same comparative period. The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve. As a result of these changes, the Company’s interest expense on deposits and borrowings declined at a faster rate than the interest income on loans and investments. Additionally, an improved earning asset mix with fewer investment securities and more loans outstanding also contributed to the increased net interest income and margin in 2008. Total loans increased by $71 million or 11.1% with $43 million of the growth occurring during the fourth quarter of 2008 as we were able to extend credit to quality borrowers within the communities in which we operate. Overall, net interest income has now increased for eight consecutive quarters.
     COMPONENT CHANGES IN NET INTEREST INCOME: 2008 VERSUS 2007... Regarding the separate components of net interest income, the Company’s total interest income for 2008 decreased by $1.6 million when compared to 2007. This decrease was due to a 27 basis point decrease in the earning asset yield to 5.96%. Within the earning asset base, the yield on the total loan portfolio decreased by 45 basis points to 6.37% and reflects the lower interest rate environment in 2008 as the Federal Reserve reduced the federal funds rate by 400 basis points during 2008. The total investment securities yield, however, has increased by five basis points to 4.13%. The Company took advantage of the positively sloped yield curve in the second quarter of 2008 to position the investment portfolio for better future earnings by selling some of the lower yielding securities in the portfolio at a loss and replacing them with higher yielding securities with a modestly longer duration.
     The $8.8 million increase in the volume of average earning assets was due to a $34.3 million or 5.6% increase in average loans partially offset by a $21.6 million or 12.3% decrease in average investment securities. The loan growth was driven by increased commercial real estate loans as a result of successful new business development efforts particularly in the suburban Pittsburgh market. The Company has found increased commercial lending opportunities in the Pittsburgh market in 2008 due to the retrenchment of several larger competitors as a result of the turmoil in the financial markets. The decline in investment securities was caused by the call of certain agency securities and ongoing cash flow from mortgage-backed securities. The Company has elected to utilize this cash from lower yielding securities to fund higher yielding loans in an effort to improve the Company’s earning asset yield.
     The Company’s total interest expense for 2008 decreased by $6.5 million or 25.7% when compared to 2007. This decrease in interest expense was due to a lower cost of funds. The total cost of funds for 2008 declined by 94 basis points to 2.75% and was driven down by lower short-term interest rates and a more favorable funding mix in 2008. Specifically, the costs of interest bearing deposits decreased by 85 basis points to 2.69% while the cost of short-term borrowings dropped by 293 basis points to 1.96%. Total average interest bearing deposits decreased by $60.2 million or 9.3% due almost entirely to a decline in Trust Company specialty deposits as wholesale borrowings provided the Company with a lower cost funding source than these deposits for the majority of 2008. Wholesale borrowings averaged 9.3% of total assets in 2008. Additionally, the Company’s funding mix also benefited from a $5.3 million increase in non-interest bearing demand deposits and an increase in retail money market deposits as customers have opted for short-term liquidity during this period of volatility and decline in the equity markets. With the recent increase in the Company’s loan to deposit ratio to slightly over 100%, the Company expects to more actively utilize the trust specialty deposits as a funding source in 2009 along with a more aggressive strategy to try to grow retail deposits.
     2007 NET INTEREST PERFORMANCE OVERVIEW... The Company’s 2007 net interest income on a tax-equivalent basis decreased by $260,000 or 1.1% from 2006 due to a six basis point drop in the net interest margin to 3.06%. The decline in both net interest income and net interest margin resulted from the Company’s cost of funds increasing at a faster pace than the earning asset yield, particularly during the first six months of 2007. This resulted from deposit customer preference for higher yielding certificates of deposit and money market accounts due to the inverted/flat yield curve with short-term interest rates exceeding intermediate to longer term rates during that period. This net interest margin pressure overshadowed solid loan and deposit growth within our community bank. Average loans in 2007 grew by $43 million or 7.7% while average deposits increased by $14 million or 1.9% when compared to 2006. However, the Federal Reserve reductions in short-term interest rates that began late in the third quarter of 2007 favorably impacted the Company. On a quarterly basis, the Company’s net interest margin showed improvement throughout 2007 increasing from 2.97% in the first quarter to 3.08% in the fourth quarter. This helped to reverse a trend of four consecutive quarters of net interest income and margin contraction experienced in 2006 where the margin declined from 3.20% to a low of 2.93% in the fourth quarter.
     COMPONENT CHANGES IN NET INTEREST INCOME: 2007 VERSUS 2006...Regarding the separate components of net interest income, the Company’s total interest income for 2007 increased by $2.8 million or 6.0% when compared to 2006. This increase was due to a 30 basis point increase in the earning asset yield to 6.23%, and was aided by an $8 million increase in average earning assets. Within the earning asset base, the yield on the total loan portfolio increased by 18 basis points to 6.82% and reflects the higher interest rate environment in place during most of 2007, which allowed the Company to book new loans at rates moderately higher than those currently in the portfolio. The yield on the total investment securities portfolio increased by 12 basis points to 4.08% as the Company has generally elected to not replace maturing lower yielding securities. Also reduced amortization expense on the Company’s lower balance of mortgage-backed securities favorably impacted the portfolio yield.
     The $8 million increase in average earning assets was due to a $43 million or 7.7% increase in average loans, partially mitigated by a $38 million or 17.0% reduction in average investment securities. This loan growth was driven by increased commercial and commercial real estate loans as a result of successful new business development efforts. In 2007 the Company focused on growing the higher yielding and more rate sensitive commercial loans at a faster rate than the commercial real-estate loans. The decline in investment securities was caused by regularly scheduled maturities and ongoing cash flow from mortgage-backed securities.
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

	YEAR ENDED DECEMBER 31,
	2008			2007			2006
		INTEREST			INTEREST			INTEREST
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Interest earning assets:
Loans, net of unearned income	$641,766	$41,100	6.37%	$607,507	$41,654	6.82%	$564,173	$37,693	6.64%
Deposits with banks	583	13	2.23	500	20	4.00	706	23	3.26
Federal funds sold	114	4	3.54	2,278	121	5.26	62	3	5.21
Short-term investment in money market funds	7,136	140	1.96	8,857	203	2.29	5,573	188	3.37
Investment securities:
Available for sale	136,344	5,770	4.03	155,003	6,433	3.96	191,683	7,680	3.92
Held to maturity	17,292	875	5.06	20,257	1,039	5.04	24,448	1,074	4.39

Total investment securities	153,636	6,645	4.13	175,260	7,472	4.08	216,131	8,754	3.96

TOTAL INTEREST EARNING ASSETS/ INTEREST INCOME	803,235	47,902	5.96	794,402	49,470	6.23	786,645	46,661	5.93

Non-interest earning assets:
Cash and due from banks	16,786			17,750			18,841
Premises and equipment	9,333			8,623			8,324
Other assets	72,249			70,369			68,920
Allowance for loan losses	(7,837)			(7,755)			(8,750)

TOTAL ASSETS	$893,766			$883,389			$873,980

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$64,683	$654	1.01%	$67,132	$1,184	1.76%	$57,817	$606	1.05%
Savings	70,255	535	0.76	71,922	549	0.76	81,964	643	0.78
Money market	107,843	2,417	2.24	158,947	6,040	3.80	172,029	5,741	3.34
Other time	341,185	12,074	3.54	346,134	15,038	4.34	319,220	12,242	3.83

Total interest bearing deposits	583,966	15,680	2.69	644,135	22,811	3.54	631,030	19,232	3.05

Federal funds purchased and other short-term borrowings	71,636	1,403	1.96	19,844	972	4.89	32,821	1,672	5.09
Advances from Federal Home Loan Bank	11,725	499	4.26	4,852	253	5.22	967	63	6.45
Guaranteed junior subordinated deferrable interest debentures	13,085	1,120	8.57	13,085	1,120	8.57	13,085	1,120	8.57

TOTAL INTEREST BEARING LIABILITIES/INTEREST EXPENSE	680,412	18,702	2.75	681,916	25,156	3.69	677,903	22,087	3.26

Non-interest bearing liabilities:
Demand deposits	110,601			105,306			104,266
Other liabilities	9,816			9,703			6,765
Stockholders’ equity	92,937			86,464			85,046

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$893,766			$883,389			$873,980

Interest rate spread			3.21			2.54			2.67
Net interest income/net interest margin		29,200	3.64%		24,314	3.06%		24,574	3.12%
Tax-equivalent adjustment		(83)			(91)			(96)

Net interest income		$29,117			$24,223			$24,478

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

	2008 vs. 2007			2007 vs. 2006
	INCREASE (DECREASE)			INCREASE (DECREASE)
	DUE TO CHANGE IN:			DUE TO CHANGE IN:
	AVERAGE			AVERAGE
	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL
	(IN THOUSANDS)
INTEREST EARNED ON:
Loans, net of unearned income	$3,258	$(3,812)	$(554)	$2,928	$1,033	$3,961
Deposits with banks	4	(11)	(7)	(14)	11	(3)
Federal funds sold	(87)	(30)	(117)	118	—	118
Short-term investments in money market funds	(36)	(27)	(63)	33	(18)	15
Investment securities:
Available for sale	(777)	114	(663)	(1,317)	70	(1,247)
Held to maturity	(169)	5	(164)	(257)	222	(35)

Total investment securities	(946)	119	(827)	(1,574)	292	(1,282)

Total interest income	2,193	(3,761)	(1,568)	1,491	1,318	2,809

INTEREST PAID ON:
Interest bearing demand deposits	(42)	(489)	(531)	111	467	578
Savings deposits	(14)	—	(14)	(78)	(16)	(94)
Money market	(1,591)	(2,032)	(3,623)	(369)	668	299
Other time deposits	(213)	(2,751)	(2,964)	1,084	1,712	2,796
Federal funds purchased and other short-term borrowings	561	(129)	432	(637)	(63)	(700)
Advances from Federal Home Loan Bank	283	(37)	246	199	(9)	190

Total interest expense	(1,016)	(5,438)	(6,454)	310	2,759	3,069

Change in net interest income	$3,209	$1,677	$4,886	$1,181	$(1,441)	$(260)

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

	AT DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS,
	EXCEPT PERCENTAGES)
Total loan past due 30 to 89 days	$1,195	$3,559	$2,991
Total non-accrual loans	3,377	5,238	2,286
Total non-performing assets(1)	4,572	5,280	2,292
Loan delinquency as a percentage of total loans and loans held for sale, net of unearned income	0.17%	0.56%	0.51%
Non-accrual loans as a percentage of total loans and loans held for sale, net of unearned income	0.48	0.82	0.39
Non-performing assets as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.65	0.83	0.39
Non-performing assets as a percentage of total assets	0.47	0.58	0.26

(1)	Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments and (iii) other real estate owned.
     Loan delinquency levels have now remained well below 1% for the past three years and reflect the continued good loan portfolio quality. Non-performing assets have remained in a range of $2.3 million to $5.3 million for the past three years and ended 2008 at

$4.6 million or 0.65% of total loans. The $708,000 decline since year-end 2007 reflects the successful workout during the first quarter of 2008 of the Company’s largest non-performing commercial mortgage loan. While we are pleased with our asset quality, we continue to closely monitor the portfolio given the recessionary economy and the number of relatively large sized commercial and commercial real estate loans within the portfolio. As of December 31, 2008, the 25 largest credits represented 29.0% of total loans outstanding.
     The Company had two loans totaling $1.4 million at December 31, 2008, that had been restructured which involved granting loan rates less than that of the market rate. Both of these loans are currently in non-accrual status and are currently not performing with the amended terms.
     ALLOWANCE AND PROVISION FOR LOAN LOSSES. . . As described in more detail in the Critical Accounting Policies and Estimates section of this MD&A, the Company uses a comprehensive methodology and procedural discipline to maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The Company believes this is a critical accounting policy since it involves significant estimates and judgments. The allowance consists of three elements; 1) reserves established on specifically identified problem loans, 2) formula driven general reserves established for loan categories based upon historical loss experience and other qualitative factors which include delinquency and non-performing loan trends, economic trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, and trends in policy, financial information, and documentation exceptions, and 3) a general risk reserve which provides support for variance from our assessment of the previously listed qualitative factors, provides protection against credit risks resulting from other inherent risk factors contained in the bank’s loan portfolio, and recognizes the model and estimation risk associated with the specific and formula driven allowances. The qualitative factors used in the formula driven general reserves are evaluated quarterly (and revised if necessary) by the Company’s management to establish allocations which accommodate each of the listed risk factors. The following table sets forth changes in the allowance for loan losses and certain ratios for the periods ended.

YEAR ENDED DECEMBER 31,
2008	2007	2006	2005	2004
(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
Balance at beginning of year	$7,252	$8,092	$9,143	$9,893	$11,682
Transfer to reserve for unfunded loan commitments	—	—	—	—	(122)

Charge-offs:
Commercial	(405)	(934)	(769)	(214)	(1,107)
Commercial loans secured by real estate	(811)	(12)	(2)	(113)	(1,928)
Real estate-mortgage	(132)	(79)	(76)	(145)	(139)
Consumer	(365)	(307)	(397)	(403)	(867)

Total charge-offs	(1,713)	(1,332)	(1,244)	(875)	(4,041)

Recoveries:
Commercial	299	40	115	77	410
Commercial loans secured by real estate	39	38	41	15	7
Real estate-mortgage	26	12	19	52	65
Consumer	82	102	143	156	134

Total recoveries	446	192	318	300	616

Net charge-offs	(1,267)	(1,140)	(926)	(575)	(3,425)
Provision for loan losses	2,925	300	(125)	(175)	1,758

Balance at end of year	$8,910	$7,252	$8,092	$9,143	$9,893

Loans and loans held for sale, net of unearned income:
Average for the year	$644,896	$610,685	$567,435	$528,545	$503,742
At December 31	707,108	636,155	589,435	550,602	521,416
As a percent of average loans and loans held for sale:
Net charge-offs	0.20%	0.19%	0.16%	0.11%	0.68%
Provision for loan losses	0.45	0.05	(0.02)	(0.03)	0.35
Allowance as a percent of each of the following:
Total loans and loans held for sale, net of unearned income	1.26	1.14	1.37	1.66	1.90
Total delinquent loans (past due 30 to 89 days)	745.61	203.77	270.54	209.65	298.79
Total non-accrual loans	263.84	138.45	353.98	220.37	255.70
Total non-performing assets	194.88	137.35	353.05	211.89	254.06
Allowance as a multiple of net charge-offs	7.03	x	6.36	x	8.74	x	15.90	x	2.89	x
Total classified loans (loans rated substandard or doubtful)	$13,235	$10,839	$15,163	$20,208	$22,921
     The Company recorded a $2.9 million loan loss provision for 2008 compared to a $300,000 loan loss provision for 2007. The higher loan provision in 2008 was caused by the Company’s decision to strengthen its allowance for loan losses due to the downgrade of the rating classification of several specific performing commercial loans, uncertainties in the local and national economies and strong growth in total loans in 2008. Overall net charge-offs have trended upward over the past 4 years. Specifically, for 2008, net charge-offs have amounted to $1.3 million or 0.20% of total loans compared to net charge-offs of $1.1 million or 0.19% of total loans for 2007. Overall, the allowance for loan losses provided 195% coverage of non-performing assets and was 1.26% of total loans at December 31, 2008 compared to 137% of non-performing assets and 1.14% of total loans at December 31, 2007. The Company has no direct exposure to sub-prime mortgage loans in either the loan or investment portfolios.
     For 2007, the provision for loan losses amounted to $300,000 compared to a negative loan loss provision of $125,000 for 2006 and $175,000 for 2005. The Company did experience higher net charge-offs in 2007, as net charge-offs amounted to $1.1 million or 0.19% of total loans compared to net charge-offs of $926,000 or 0.16% of total loans for 2006. The Company’s 2007 net charge-offs were materially impacted by a third quarter $875,000 complete charge-off of a commercial loan that resulted from fraud committed by the borrower.
     The following schedule sets forth the allocation of the allowance for loan losses among various loan categories. This allocation is determined by using the consistent quarterly procedural discipline that was previously discussed. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

	AT DECEMBER 31,
	2008		2007		2006		2005		2004
		PERCENT OF		PERCENT OF		PERCENT OF		PERCENT OF		PERCENT OF
		LOANS IN		LOANS IN		LOANS IN		LOANS IN		LOANS IN
		EACH		EACH		EACH		EACH		EACH
		CATEGORY		CATEGORY		CATEGORY		CATEGORY		CATEGORY
		TO		TO		TO		TO		TO
	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial	$2,841	15.6%	$2,074	18.7%	$2,361	15.6%	$3,312	14.6%	$2,173	13.8%
Commercial loans secured by real estate	4,467	50.0	3,632	44.8	3,546	45.8	3,644	45.3	5,519	43.2
Real estate-mortgage	325	31.1	316	33.9	424	35.6	381	36.5	346	38.9
Consumer	925	3.3	835	2.6	1,000	3.0	1,022	3.6	1,074	4.1
Allocation to general risk	352	—	395	—	761	—	784	—	781	—

Total	$8,910	100.0%	$7,252	100.0%	$8,092	100.0%	$9,143	100.0%	$9,893	100.0%

     Even though residential real estate-mortgage loans comprise 31.1% of the Company’s total loan portfolio, only $325,000 or 3.6% of the total allowance for loan losses is allocated against this loan category. The residential real estate-mortgage loan allocation is based upon the Company’s five-year historical average of actual loan charge-offs experienced in that category and other qualitative factors. The disproportionately higher allocations for commercial loans and commercial loans secured by real estate reflect the increased credit risk associated with this type of lending, the Company’s historical loss experience in these categories, and other qualitative factors.
     Based on the Company’s allowance for loan loss methodology and the related assessment of the inherent risk factors contained within the Company’s loan portfolio, we believe that the allowance for loan losses was adequate at December 31, 2008 to cover losses within the Company’s loan portfolio.
     NON-INTEREST INCOME. . Non-interest income for 2008 totalled $16.4 million; an increase of $1.7 million or 11.7% from 2007. Factors contributing to this increased level of non-interest income in 2008 included:
-	a $1.4 million increase in revenue from bank owned life insurance (BOLI) due to increased payments of death claims in 2008.

-	a $170,000 increase in gains on loans held for sale due to increased residential mortgage loan sales into the secondary market in 2008. There were $37.5 million of residential mortgage loans sold into the secondary market in 2008 compared to $26.7 million in 2007.

-	a $490,000 or 19.0% increase in deposit service charges due to increased overdraft fees and greater service charge revenue that resulted from a realignment of the bank’s checking accounts to include more fee based products.

-	a $195,000 decrease in investment advisory fees as a result of a drop in assets under management due to the declines experienced in the equity markets in 2008.

     Non-interest income for 2007 totaled $14.7 million; a $1.9 million or 14.5% increase from the 2006 performance. Factors contributing to the net increase in non-interest income in 2007 included:
-	a $974,000 increase in investment advisory fees resulting from the acquisition of West Chester Capital Advisors in March 2007.

-	a $234,000 or 3.6% increase in trust fees due to continued successful new business development efforts. The fair market value of trust customer assets grew by 5.9% to $1.9 billion at December 31, 2007.

-	a $202,000 increase in gains realized on residential mortgage loan sales into the secondary market in 2007. There were $26.3 million of residential mortgage loans sold into the secondary market in 2007 compared to $11.5 million in 2006.

-	other income increased by $377,000 in 2007 or 15.4% due in part to a $200,000 gain realized on the sale of a bank owned operations facility that was no longer being fully utilized. The Company also benefited from a $69,000 gain realized on the sale of a closed branch facility in the third quarter of 2007.
     NON-INTEREST EXPENSE. . . Non-interest expense for 2008 totalled $35.6 million; a $965,000 or 2.8% increase from 2007. Factors contributing to the higher non-interest expense in 2008 included:
-	a $887,000 increase in other expense was largely caused by the non-recurrence of a favorable $400,000 recovery related to previous mortgage servicing operation that was realized in 2007 and greater marketing, other real estate owned, and telephone expenses in 2008. The higher other real estate expense was due to the Company taking possession of a commercial apartment building in the first half of 2008.

-	a $385,000 increase in professional fees due to higher legal costs related to the Trust Company matters, and higher consulting and other professional fees related to productivity studies in 2008.

-	a $122,000 decrease in salaries and employee benefits due primarily to lower medical insurance premiums in 2008 as a result of a switch in carriers.

-	a $368,000 decrease in equipment expense resulting from the benefits achieved on the migration to a new core data processing operating system and mainframe processor.

-	a $91,000 penalty realized on the prepayment of $6 million of Federal Home Loan Bank debt. This charge resulted from the Company’s decision to retire some higher cost advances and replace them with lower cost current market rate borrowings in order to reduce ongoing interest expense.
     Non-interest expense for 2007 totaled $34.7 million, a $20,000 decrease from 2006. This overall decline in total non-interest expense occurred even after the inclusion of $820,000 of non-interest expenses from the acquired West Chester Capital Advisors. Factors contributing to the net decrease in non-interest expense in 2007 included:
-	salaries and employee benefits increased by $670,000 or 3.6% due primarily to $588,000 of personnel costs related to the West Chester Capital Advisors acquisition and an $85,000 curtailment charge for an early retirement program.

-	equipment expense decreased by $304,000 or 12.9% due to lower depreciation expense and maintenance costs.

-	FDIC deposit insurance expense declined by $104,000 or 54.2% due to the termination of the Memorandum of Understanding that the Company had been operating under in the first quarter of 2006.

-	other expenses declined by $268,000 due to a recovery on a previous mortgage loan servicing operation and our continuing focus on cost reduction and rationalization that has resulted in numerous expense reductions in categories such as software amortization, collection costs, telephone costs, and other taxes and insurance.
     INCOME TAX EXPENSE. . . The Company recorded an income tax expense of $1.5 million in 2008 which reflects an effective tax rate of 21.1%. The income tax expense recorded in 2007 was $924,000 or an effective tax rate of 23.3%. The Company was able to record a lower effective tax rate in 2008 despite an increased level of pre-tax income due to greater tax-free revenue from BOLI. BOLI is the Company’s largest source of tax-free income. The Company’s deferred tax asset declined to $12.7 million at December 31, 2008 due to the ongoing utilization of net operating loss carryforwards and improved market value of the AFS investment portfolio.

     SEGMENT RESULTS. . . Retail banking’s net income contribution was $2.7 million in 2008 compared to $2.0 million in 2007 and $1.2 million in 2006. The 2008 net income is better than 2007 due to the positive impact of increased non-interest revenue in line items such as deposit service charges, bank owned life insurance, and gain on residential mortgage loan sales. Retail banking also benefited from reduced non-interest expenses due to lower salaries/benefits costs and reduced occupancy costs as a result of the consolidation and closing of two offices in our branch network. These items more than offset reduced net interest income and a higher provision for loan losses. Retail banking’s net income contribution in 2007 was $776,000 better than 2006 also due to higher non- interest income and lower non-interest expense. The reduced net interest income in 2007 reflected increased deposit costs due to the negative impact that the flat to inverted yield curve had on customers shifting into higher cost certificates of deposit.
     The commercial lending segment net income was $2.3 million in 2008 compared to $3.2 million in 2007 and $2.6 million in 2006. The reduced net income contribution in 2008 was caused by an increased provision for loan losses due to the previously discussed strengthening of the allowance for loan losses and higher non-interest expenses. These factors more than offset an increased level of net interest income that resulted from the strong growth in commercial real-estate loans achieved in 2008. Assets within the commercial lending segment increased by $68 million or 16.9% during 2008 after achieving growth of 21.2% in 2007.
     The trust segment’s net income contribution was $1.3 million in 2008 compared to $1.8 million in 2007. One factor responsible for the decrease between years was less investment advisory and trust revenue as a result of fewer assets under management due to the declines experienced in the equity markets during 2008. Another factor causing the drop between years was increased non-interest expenses due in part to higher legal and professional costs incurred in conjunction with the movement of the union collective investment Build Fund into liquidation status. The Company expects this fund to be liquidated over a 3 to 5 year period given the current real estate market conditions. The trust segment’s net income contribution in 2007 amounted to $1.8 million, which was up $99,000 from 2006. Successful new business development and the acquisition of West Chester Capital Advisors caused revenues to increase at a faster pace than expenses in 2007. Overall, the fair market value of trust assets totaled $1.55 billion at December 31, 2008, a decrease of $329 million or 17.5% from the December 31, 2007 total of $1.88 billion.
     The investment/parent segment reported a net loss of $783,000 in 2008 compared to losses of $3.9 million in 2007 and $3.2 million in 2006. The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve, which has caused net interest income in this segment to increase. This was the primary factor responsible for the reduced net loss in 2008. In addition, the previously discussed investment portfolio repositioning to improve the portfolio yield also benefitted this segment.
     For greater discussion on the future strategic direction of the Company’s key business segments, see Forward Looking Statements which begins on page 35.
     BALANCE SHEET. . . The Company’s total consolidated assets were $967 million at December 31, 2008 compared with $905 million at December 31, 2007, which represents an increase of $62 million or 6.9%. This higher level of assets resulted primarily from an increased level of loans. The Company’s loans totaled $707 million at December 31, 2008, an increase of $71 million or 11.2% from year-end 2007 due to commercial real estate loan growth. The Company’s commercial loan pipelines remain strong as we enter 2009 we expect to see continued growth in new loan fundings during the first half of 2009. Investment securities declined by $16 million in 2008 due to increased calls of agency securities and normal portfolio cash flow. The Company has elected to utilize this excess cash to fund loan growth. Short-term investments in money market funds increased to $16 million as a portion of the recently received proceeds from the $21 million Capital Purchase Program have been temporarily invested in this product.
     The Company’s deposits totalled $695 million at December 31, 2008, which was $15 million or 2.2% lower than December 31, 2007 due to a decline in certificates of deposit. The Company elected to use more wholesale borrowings as a funding source because they cost less than certificates of deposit during the majority of 2008. As a result, total FHLB short-term borrowings and advances increased by $52 million during 2008. The Company’s total stockholders’ equity increased by $23 million since year-end 2007 to $113 million due primarily to the issuance of $21 million of preferred stock through the U.S. Treasury’s Capital Purchase Program(CPP). The CPP is a voluntary program designed to provide capital to healthy, well managed financial institutions in order to increase the availability of credit to businesses and individuals. The remainder of the increase in capital was due to the net retention of earnings after repurchasing stock and paying one common dividend in 2008. Overall, the Company has a strong capital position and is considered well capitalized for regulatory purposes with an asset leverage ratio of 12.15% at December 31, 2008 compared to 9.74% at December 31, 2007. The Company’s book value per share at December 31, 2008 was $4.39 and its tangible book value per share was $3.75.
     LIQUIDITY. . . The Bank’s liquidity position has been strong during the last several years when the Bank was undergoing a turnaround and a return to traditional community banking. Our core retail deposit base has remained stable throughout this period and has been adequate to fund the Bank’s operations. Cash flow from maturities, prepayments and amortization of securities was used to fund the strong net loan growth that the Company has achieved over the past several years. At the end of 2008, the Company’s loan to deposit ratio for the first time exceeded 100%, and as a result we plan to focus more aggressively on raising deposits in 2008 to fund future loan growth. We do not expect to increase borrowings above their current level.
     Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents increased by $6 million from December 31, 2007, to December 31, 2008, due to $52 million of cash provided by financing activities and $6 million of cash provided by operating activities. This was partially offset by $52 million of cash used in investing activities. Within investing activities, cash provided by investment security maturities and sales exceeded purchases of new investment securities by $22 million. However, the net use of cash in investing activities was due to loan growth. Cash advanced for new loan fundings and purchases totaled $209 million and was $72 million higher than the $137 million of cash received from loan principal payments and sales. Within financing activities, the Company experienced a net $17 million decline in deposits due to reduced certificates of deposit. The Company more than replaced these deposits with short-term FHLB borrowings and advances, which we chose to increase by $52 million due to more attractive funding costs. The CPP preferred stock issuance also provided the Company with $21 million of cash from financing activities.
     The parent company had $23 million of cash and short-term investments at December 31, 2008 compared to $4 million at December 31, 2007. Dividend payments from subsidiaries and the settlement of the inter-company tax position also provide ongoing cash to the parent. As of December 31, 2008, the subsidiary bank had $3.9 million of cash available for dividend upstream per the applicable regulatory formulas.
     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investment securities, time deposits with banks, federal funds sold, short-term investments in money market funds, banker’s acceptances, and commercial paper. These assets totaled $42 million at December 31, 2008 and $8 million at December 31, 2007. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.
     Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the Federal Home Loan Bank, which provides the opportunity to obtain short- to longer-term advances based upon the Bank’s investment in assets secured by one- to four-family residential real estate. At December 31, 2008, the bank had immediately available $183 million of overnight borrowing availability at the FHLB and $10 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.
     CAPITAL RESOURCES. . . The Company exceeds all regulatory capital ratios for each of the periods presented and is considered well capitalized. The asset leverage ratio was 12.15% and the Tier 1 capital ratio was 14.66% at December 31, 2008 compared to 9.74% and 12.79% at December 31, 2007. The impact of other comprehensive loss is excluded from the regulatory capital ratios. At December 31, 2008, accumulated other comprehensive loss amounted to $4.2 million. The Company’s tangible equity to assets ratio was 8.90% and its tangible common equity to assets ratio was 8.30% at December 31, 2008. We anticipate that our strong capital ratios may further increase in 2009 due to the retention of all earnings that will be partially offset by preferred dividend requirements and growth of the balance sheet.
     In January 2008, the Company’s Board of Directors approved a repurchase program to buyback up to 5% or approximately 1.1 million of its outstanding common shares. The Company completed this program in 2008 by repurchasing 1,098,000 shares of its common stock at an average price of $2.58. The Company also used $544,000 of cash to pay a 2.5 cent common dividend to its shareholders in the fourth quarter of 2008. As a result of our decision to accept the $21 million CPP preferred stock investment, for a period of three years we are no longer permitted to repurchase stock or declare and pay common dividends without the consent of the U.S. Treasury.
     INTEREST RATE SENSITIVITY. . . Asset/liability management involves managing the risks associated with changing interest rates and the resulting impact on the Company’s net interest income, net income and capital. The management and measurement of interest rate risk at AmeriServ Financial is performed by using the following tools: 1) simulation modeling, which analyzes the impact of interest rate changes on net interest income, net income and capital levels over specific future time periods. The simulation modeling forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments and changes in the volumes and rates of various loan and deposit categories. The simulation modeling incorporates assumptions about reinvestment and the repricing characteristics of certain assets and liabilities without stated contractual maturities; 2) market value of portfolio equity sensitivity analysis, and 3) static GAP analysis, which analyzes the extent to which interest rate sensitive assets and interest rate sensitive liabilities are matched at specific points in time. The overall interest rate risk position and strategies are reviewed by senior management and the Company’s Board of Directors on an ongoing basis.

     The following table presents a summary of the Company’s static GAP positions at December 31, 2008:

			OVER		OVER
			3 MONTHS		6 MONTHS
	3 MONTHS		THROUGH		THROUGH		OVER
	OR LESS		6 MONTHS		1 YEAR		1 YEAR		TOTAL
INTEREST SENSITIVITY PERIOD	(IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
RATE SENSITIVE ASSETS:
Loans and loans held for sale	$225,644		$55,561		$93,070		$323,923		$698,198
Investment securities	12,207		23,238		34,638		72,592		142,675
Short-term assets	17,179		—		—		—		17,179
Regulatory stock	7,614		—		—		2,125		9,739
Bank owned life insurance	—		—		32,929		—		32,929

Total rate sensitive assets	$262,644		$78,799		$160,637		$398,640		$900,720

RATE SENSITIVE LIABILITIES:
Deposits:
Non-interest bearing deposits	$—		$—		$—		$116,372		$116,372
NOW	4,379		—		—		56,521		60,900
Money market	116,667		—		—		13,025		129,692
Other savings	17,670		—		—		53,012		70,682
Certificates of deposit of $100,000 or more	11,813		13,382		3,565		7,406		36,166
Other time deposits	104,374		25,239		35,546		115,985		281,144

Total deposits	254,903		38,621		39,111		362,321		694,956
Borrowings	119,932		12		3,029		23,890		146,863

Total rate sensitive liabilities	$374,835		$38,633		$42,140		$386,211		$841,819

INTEREST SENSITIVITY GAP:
Interval	(112,191)		40,166		118,497		12,429		—
Cumulative	$(112,191)		$(72,025)		$46,472		$58,901		$58,901

Period GAP ratio	0.70	X	2.04	X	3.81	X	1.03	X
Cumulative GAP ratio	0.70		0.83		1.10		1.07
Ratio of cumulative GAP to total assets	(11.60)%		(7.45)%		4.81%		6.09%
     When December 31, 2008, is compared to December 31, 2007, the ratio of the cumulative GAP to total assets through one year became more positive due to an anticipated increase in asset prepayment speeds. While the Company does have a negative gap position through six months, the absolute low level of rates makes this table more difficult to analyze since there is little room for certain liabilities to reprice downward further.
     Management places primary emphasis on simulation modeling to manage and measure interest rate risk. The Company’s asset/liability management policy seeks to limit net interest income variability over the first twelve months of the forecast period to +/-7.5%, which include, interest rate movements of 200 basis points. Additionally, the Company also uses market value sensitivity measures to further evaluate the balance sheet exposure to changes in interest rates. The Company monitors the trends in market value of portfolio equity sensitivity analysis on a quarterly basis.
     The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The interest rate scenarios in the table compare the Company’s base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate changes of 100 and 200 basis points. Note that we suspended the 200 basis point downward rate shock since it has little value due to the absolute low level of interest rates. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s existing balance sheet that was developed under the flat interest rate scenario.

	VARIABILITY OF	CHANGE IN
	NET INTEREST	MARKET VALUE OF
INTEREST RATE SCENARIO	INCOME	PORTFOLIO EQUITY
200 bp increase	(0.7)%	6.6%
100 bp increase	1.7	6.2
100 bp decrease	(9.6)	(14.9)
     The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at 0.25%. There is only limited net interest income variability in the increasing interest rate scenarios. The market value of portfolio equity increases in the upward rate shocks due to improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurred in the downward rate shock due to a reduced value for core deposits.

     Within the investment portfolio at December 31, 2008, 89% of the portfolio is classified as available for sale and 11% as held to maturity. The available for sale classification provides management with greater flexibility to manage the securities portfolio to better achieve overall balance sheet rate sensitivity goals and provide liquidity to fund loan growth if needed. The mark to market of the available for sale securities does inject more volatility in the book value of equity, but has no impact on regulatory capital. There are 21 securities that are temporarily impaired at December 31, 2008. The Company reviews its securities quarterly and has asserted that at December 31, 2008, the impaired value of securities represents temporary declines due to movements in interest rates and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery. Furthermore, it is the Company’s intent to manage its long-term interest rate risk by continuing to sell newly originated fixed-rate 30-year mortgage loans into the secondary market. The Company also periodically sells 15-year fixed rate mortgage loans into the secondary market as well. For the year 2008, 65% of all residential mortgage loan production was sold into the secondary market.
     The amount of loans outstanding by category as of December 31, 2008, which are due in (i) one year or less, (ii) more than one year through five years, and (iii) over five years, are shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

		MORE
		THAN ONE
	ONE	YEAR
	YEAR OR	THROUGH	OVER FIVE	TOTAL
	LESS	FIVE YEARS	YEARS	LOANS
	(IN THOUSANDS, EXCEPT RATIOS)
Commercial	$30,654	$66,319	$13,224	$110,197
Commercial loans secured by real estate	39,622	132,074	182,174	353,870
Real estate-mortgage	54,201	77,716	88,011	219,928
Consumer	8,133	2,143	13,528	23,804

Total	$132,610	$278,252	$296,937	$707,799

Loans with fixed-rate	$71,304	$148,603	$140,388	$360,295
Loans with floating-rate	61,306	129,649	156,549	347,504

Total	$132,610	$278,252	$296,937	$707,799

Percent composition of maturity	18.7%	39.3%	42.0%	100.0%
Fixed-rate loans as a percentage of total loans				50.9%
Floating-rate loans as a percentage of total loans				49.1%
     The loan maturity information is based upon original loan terms and is not adjusted for principal paydowns and rollovers. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.
     CONTRACTUAL OBLIGATIONS. . .The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	PAYMENTS DUE IN
	NOTE	ONE YEAR	ONE TO THREE	THREE TO FIVE	OVER FIVE
	REFERENCE	OR LESS	YEARS	YEARS	YEARS	TOTAL
	(IN THOUSANDS)
Deposits without a stated maturity	8	$377,646	$—	$—	$—	$377,646
Certificates of deposit*	8	200,784	86,957	30,823	24,255	342,819
Borrowed funds*	10	125,420	11,190	147	692	137,449
Guaranteed junior subordinated deferrable interest debentures*	10	—	—	—	32,158	32,158
Pension obligation	13	1,500	—	—	—	1,500
Lease commitments	14	613	945	428	391	2,377

*	Includes interest based upon interest rates in effect at December 31, 2008. Future changes in market interest rates could materially affect contractual amounts to be paid.
     OFF BALANCE SHEET ARRANGEMENTS. . . The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $112,192,000 and standby letters of credit of $13,064,000 as of December 31, 2008. The Company can also use various interest rate contracts, such as interest rate swaps, caps, floors and swaptions to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. As of December 31, 2008, the Company had $18 million in interest rate swaps outstanding.
     CRITICAL ACCOUNTING POLICIES AND ESTIMATES. . . The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, goodwill and core deposit intangibles and income taxes are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by the Company could result in material changes in the Company’s financial position or results of operation.
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
     Commercial and commercial mortgage loans are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss. Approximately $7.3 million, or 82%, of the total allowance for loan losses at December 31, 2008 has been allotted to these two loan categories. This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.
     ACCOUNT — Goodwill and core deposit intangibles
     BALANCE SHEET REFERENCE — Goodwill and core deposit intangibles
     INCOME STATEMENT REFERENCE — Goodwill impairment and amortization of core deposit intangibles
     DESCRIPTION
     The Company considers our accounting policies related to goodwill and core deposit intangibles to be critical because the assumptions or judgment used in determining the fair value of assets and liabilities acquired in past acquisitions are subjective and complex. As a result, changes in these assumptions or judgment could have a significant impact on our financial condition or results of operations.
     The fair value of acquired assets and liabilities, including the resulting goodwill, was based either on quoted market prices or provided by other third party sources, when available. When third party information was not available, estimates were made in good faith by management primarily through the use of internal cash flow modeling techniques. The assumptions that were used in the cash flow modeling were subjective and are susceptible to significant changes. The Company routinely utilizes the services of an independent third party that is regarded within the banking industry as an expert in valuing core deposits to monitor the ongoing value and changes in the Company’s core deposit base. These core deposit valuation updates are based upon specific data provided from statistical analysis of the bank’s own deposit behavior to estimate the duration of these non-maturity deposits combined with market interest rates and other economic factors.

     Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking business and the value is dependent upon the Company’s ability to provide quality, cost-effective services in the face of free competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use the Company’s services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted and the loyalty of the Company’s deposit base over a longer time frame. The quality and value of a Company’s assets is also an important factor to consider when performing goodwill impairment testing. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective value added services over sustained periods can lead to impairment of goodwill.
     Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. The Company’s testing in 2008 indicated that its goodwill was not impaired. Core deposit intangibles that have a finite life will continue to be amortized over their useful life and are also regularly evaluated for impairment.
     As of December 31, 2008, goodwill and core deposit intangibles were not considered impaired; however, deteriorating economic conditions could result in impairment, which could adversely affect earnings in future periods.
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
     In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. As of December 31, 2008, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and that no valuation allowances were needed.
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
     ACCOUNT — Investment Securities
     BALANCE SHEET REFERENCE — Investment Securities
     INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities
     DESCRIPTION
     Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operations. At December 31, 2008, 97% of the

unrealized losses in the available-for-sale security portfolio were comprised of securities issued by Government agencies, U.S. Treasury or Government sponsored agencies. The Company believes the price movements in these securities are dependent upon the movement in market interest rates. The Company’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.
     FORWARD LOOKING STATEMENTS. . .
THE STRATEGIC FOCUS:
     The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and our growing Trust Company. In accordance with our strategic plan, AmeriServ will maintain its focus as a community bank delivering banking and trust services to the best of our ability. This company will not succumb to the lure of quick fixes and fancy financial gimmicks. We have seen where that path leads, and have marveled at how many knowledgeable people fall victim. It is our plan to continue to build AmeriServ into a potent banking force in this region and in this industry. Our focus encompasses the following:
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
• Expense Rationalization — a quick review of recent AmeriServ financial statements tells the story of a continuing process of trying to rationalize expenses. This has not been a program of broad based cuts but has been targeted so AmeriServ stays strong but spends less. However, this initiative takes on new importance because it is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.
     Each of the preceding charges has become the focus at AmeriServ, particularly in the three major customer service, revenue generating areas.
1.	THE RETAIL BANK — this business unit had a successful 2008 and is eager to continue to grow. It has a solid array of banking services that includes deposit gathering, consumer lending and residential mortgages. With its broad distribution of community offices in its primary market, this business unit provides a solid foundation for the company to grow from.

2.	COMMERCIAL LENDING — this business unit is already in a growth mode. It has totally revised procedures and has recruited an experienced professional staff. But it also has the skills and energy to provide financial advice and counsel. The challenge is to shorten response time, to eliminate bureaucracy and to always understand the needs of the customer. This business unit has already proven its value with record loan production in each of the past two years. The challenge is to maintain this momentum and to continue working to maximize its potential.

3.	TRUST COMPANY — the Trust Company has already proven its ability to grow its assets under management along with its fees. It has restructured itself into a true 21st Century business model which has improved its marketplace focus. It has a positive investment performance record which enables it to excel in traditional trust functions such as wealth management. But also, it has shown creativity in building a position of substance in the vast world of union managed pension funds. Resources will continue to be channeled to the Trust Company so that this kind of creativity can continue to lead to new opportunities. Also, synergies need to be developed between the Trust Company and West Chester Capital Advisors so that revenue growth can be further enhanced.
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
For information regarding the market risk of the Company’s financial instruments, see Interest Rate Sensitivity in the MD&A presented on pages 30-32. The Company’s principal market risk exposure is to interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AMERISERV FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	AT DECEMBER 31,
	2008	2007
	(IN THOUSANDS)
ASSETS
Cash and due from depository institutions	$17,945	$24,715
Interest bearing deposits	1,601	197
Short-term investments in money market funds	15,578	4,359

Cash and cash equivalents	35,124	29,271

Investment securities:
Available for sale	126,781	140,582
Held to maturity (market value $16,323 at December 31, 2008 and $18,378 at December 31, 2007)	15,894	18,533
Loans held for sale	1,000	1,060
Loans	706,799	635,566
Less: Unearned income	691	471
Allowance for loan losses	8,910	7,252

Net loans	697,198	627,843

Premises and equipment, net	9,521	8,450
Accrued income receivable	3,735	4,032
Goodwill	13,497	13,497
Core deposit intangibles	108	973
Bank owned life insurance	32,929	32,864
Net deferred tax asset	12,651	13,750
Regulatory stock	9,739	7,204
Other assets	8,752	6,819

TOTAL ASSETS	$966,929	$904,878

LIABILITIES
Non-interest bearing deposits	$116,372	$113,380
Interest bearing deposits	578,584	597,059

Total deposits	694,956	710,439

Short-term borrowings	119,920	72,210
Advances from Federal Home Loan Bank	13,858	9,905
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085

Total borrowed funds	146,863	95,200

Other liabilities	11,858	8,945

TOTAL LIABILITIES	853,677	814,584

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding on December 31, 2008, and no shares issued or outstanding on December 31, 2007	20,447	—
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,317,450 shares issued and 21,128,831 shares outstanding on December 31, 2008; 26,279,916 shares issued and 22,188,997 shares outstanding on December 31, 2007	65,794	65,700
Treasury stock at cost, 5,188,619 shares on December 31, 2008 and 4,090,919 shares on December 31, 2007	(68,659)	(65,824)
Capital surplus	79,353	78,788
Retained earnings	20,533	15,602
Accumulated other comprehensive loss, net	(4,216)	(3,972)

TOTAL STOCKHOLDERS’ EQUITY	113,252	90,294

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$966,929	$904,878

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans:
Taxable	$40,817	$41,345	$37,366
Tax exempt	200	218	231
Deposits with banks	13	20	23
Short-term investments in money market funds	140	203	188
Federal funds sold	4	121	3
Investment securities:
Available for sale	5,770	6,433	7,680
Held to maturity	875	1,039	1,074

Total Interest Income	47,819	49,379	46,565

INTEREST EXPENSE
Deposits	15,680	22,811	19,232
Short-term borrowings	1,403	972	1,672
Advances from Federal Home Loan Bank	499	253	63
Guaranteed junior subordinated deferrable interest debentures	1,120	1,120	1,120

Total Interest Expense	18,702	25,156	22,087

Net Interest Income	29,117	24,223	24,478
Provision for loan losses	2,925	300	(125)

Net Interest Income after Provision for Loan Losses	26,192	23,923	24,603

NON-INTEREST INCOME
Trust fees	6,731	6,753	6,519
Net gains on loans held for sale	477	307	105
Net realized losses on investment securities	(95)	—	—
Service charges on deposit accounts	3,069	2,579	2,561
Investment advisory fees	779	974	—
Bank owned life insurance	2,695	1,268	1,207
Other income	2,768	2,826	2,449

Total Non-Interest Income	16,424	14,707	12,841

NON-INTEREST EXPENSE
Salaries and employee benefits	19,217	19,339	18,669
Net occupancy expense	2,561	2,494	2,410
Equipment expense	1,677	2,045	2,349
Professional fees	3,582	3,197	3,208
Supplies, postage, and freight	1,252	1,211	1,167
Miscellaneous taxes and insurance	1,395	1,436	1,567
FDIC deposit insurance expense	113	88	192
Amortization of core deposit intangibles	865	865	865
Federal Home Loan Bank prepayment penalties	91	—	—
Other expense	4,884	3,997	4,265

Total Non-Interest Expense	35,637	34,672	34,692

INCOME BEFORE INCOME TAXES	6,979	3,958	2,752
Provision for income taxes	1,470	924	420

NET INCOME	$5,509	$3,034	$2,332

PER COMMON SHARE DATA:
Basic:
Net income	$0.25	$0.14	$0.11
Average number of shares outstanding	21,833	22,171	22,141
Diluted:
Net income	$0.25	$0.14	$0.11
Average number of shares outstanding	21,975	22,173	22,149
Cash dividends declared	$0.025	$0.00	$0.00
See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS)
COMPREHENSIVE INCOME
Net income	$5,509	$3,034	$2,332

Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	(3,745)	21	—
Income tax effect	1,273	(7)	—
Unrealized holding gains on available for sale securities arising during period	3,471	3,683	1,309
Income tax effect	(1,180)	(1,252)	(444)
Reclassification adjustment for losses on available for sale securities included in net income	(95)	—	—
Income tax effect	32	—	—

Other comprehensive income (loss)	(244)	2,445	865

Comprehensive income	$5,265	$5,479	$3,197

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS)
PREFERRED STOCK
Balance at beginning of period	$—	$—	$—
New shares issued (21,000 shares)	20,447	—	—

Balance at end of period	20,447	—	—

COMMON STOCK
Balance at beginning of period	65,700	65,618	65,508
New shares issued (37,534 shares)	94	82	110

Balance at end of period	65,794	65,700	65,618

TREASURY STOCK
Balance at beginning of period	(65,824)	(65,824)	(65,824)
Treasury stock, purchased at cost (1,097,700 shares)	(2,835)	—	—

Balance at end of period	(68,659)	(65,824)	(65,824)

CAPITAL SURPLUS
Balance at beginning of period	78,788	78,739	78,620
New common shares issued (37,534 shares)	5	37	64
Stock option expense	7	12	55
Common stock warrant issued (1,312,500 shares)	553	—	—

Balance at end of period	79,353	78,788	78,739

RETAINED EARNINGS
Balance at beginning of period	15,602	12,568	10,236
Net income	5,509	3,034	2,332
Cash dividend declared on preferred stock	(35)	—	—
Cash dividend declared on common stock of $0.025 on 21,771,237 shares	(543)	—	—

Balance at end of period	20,533	15,602	12,568

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(3,972)	(6,417)	(4,066)
Cumulative effect of adoption of change in accounting for pension obligation, net of tax effect	—	—	(3,216)
Other comprehensive income	(244)	2,445	865

Balance at end of period	(4,216)	(3,972)	(6,417)

TOTAL STOCKHOLDERS’ EQUITY	$113,252	$90,294	$84,684

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2008	2007	2006
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$5,509	$3,034	$2,332
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,925	300	(125)
Depreciation and amortization expense	1,533	1,505	1,700
Amortization expense of core deposit intangibles	865	865	865
Net amortization of investment securities	193	387	597
Net realized losses on investment securities — available for sale	95	—	—
Net gain on sale of fixed assets	—	(248)	—
Net realized gains on loans held for sale	(477)	(307)	(105)
Amortization of deferred loan fees	(466)	(518)	(393)
Origination of mortgage loans held for sale	(36,923)	(26,720)	(11,714)
Sales of mortgage loans held for sale	37,460	26,325	11,454
Decrease (increase) in accrued interest receivable	297	133	(40)
Increase (decrease) in accrued interest payable	(899)	530	1,029
Earnings on bank-owned life insurance	(2,695)	(1,268)	(1,207)
Net decrease in other assets	459	779	59
Net increase in other liabilities	1,048	3,000	627

Net cash provided by operating activities	8,924	10,333	5,079

INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(68,610)	(6,768)	(8,823)
Purchase of investment securities — held to maturity	(4,464)	—	(1,500)
Purchase of regulatory stock	(8,268)	(5,824)	(3,363)
Proceeds from maturities of investment securities — available for sale	59,299	41,988	33,098
Proceeds from maturities of investment securities — held to maturity	7,052	2,054	11,104
Proceeds from sales of investment securities — available for sale	25,941	—	—
Proceeds from redemption of regulatory stock	5,733	3,975	4,996
Long-term loans originated	(152,535)	(180,558)	(142,247)
Principal collected on long-term loans	133,043	163,819	112,027
Loans purchased or participated	(56,182)	(33,762)	(10,004)
Loans sold or participated	3,950	4,500	1,600
Net decrease (increase) in other short-term loans	90	(332)	(377)
Purchases of premises and equipment	(2,604)	(1,667)	(1,597)
Proceeds from sale of premises and equipment	—	522	50
Proceeds from insurance policies	2,635	—	—
Acquisition of West Chester Capital Advisors	—	2,200	—

Net cash used in investing activities	(54,920)	(9,853)	(5,036)

FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(16,526)	(31,316)	22,608
Net increase (decrease) in other short-term borrowings	47,710	23,119	(14,093)
Principal borrowings on advances from Federal Home Loan Bank	11,000	9,004	—
Principal repayments on advances from Federal Home Loan Bank	(7,047)	(45)	(41)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(1,016)	(1,016)	(1,016)
Common stock dividend paid	(543)	—	—
Proceeds from dividend reinvestment and stock purchase plan and stock options exercised	106	131	173
Purchases of treasury stock	(2,835)	—	—
Preferred stock issuance	21,000	—	—

Net cash (used in) provided by financing activities	51,849	(123)	7,631

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,853	357	7,674
CASH AND CASH EQUIVALENTS AT JANUARY 1	29,271	28,914	21,240

CASH AND CASH EQUIVALENTS AT DECEMBER 31	$35,124	$29,271	$28,914

See accompanying notes to consolidated financial statements.

AMERISERV FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED
DECEMBER 31, 2008, 2007 AND 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS AND NATURE OF OPERATIONS:
     AmeriServ Financial, Inc. (the Company) is a bank holding company, headquartered in Johnstown, Pennsylvania. Through its banking subsidiary the Company operates 18 banking locations in five southwestern Pennsylvania counties. These branches provide a full range of consumer, mortgage, and commercial financial products. The AmeriServ Trust and Financial Services Company (Trust Company) offers a complete range of trust and financial services and administers assets valued at approximately $1.5 billion at December 31, 2008. On March 7, 2007, the Bank completed the acquisition of West Chester Capital Advisors (WCCA). WCCA (a subsidiary of the bank) is a registered investment advisor and at December 31, 2008 had $82 million in assets under management.
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
PREMISES AND EQUIPMENT:
     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operations over the estimated useful lives of the premises and equipment using the straight-line method with a half-year convention. Useful lives of up to 30 years for buildings and up to 10 years for equipment are utilized. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives of the improvements, whichever is shorter. Maintenance, repairs, and minor alterations are charged to current operations as expenditures are incurred.
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
     The Company’s policy is to individually review, as circumstances warrant, each of its commercial and commercial mortgage loans to determine if a loan is impaired. At a minimum, credit reviews are mandatory for all commercial and commercial mortgage loan relationships with aggregate balances in excess of $250,000 within a 12-month period. The Company defines classified loans as those loans rated substandard or doubtful. The Company has also identified three pools of small dollar value homogeneous loans which are evaluated collectively for impairment. These separate pools are for small business loans $250,000 or less, residential mortgage loans and consumer loans. Individual loans within these pools are reviewed and evaluated for specific impairment if factors such as significant delinquency in payments of 90 days or more, bankruptcy, or other negative economic concerns indicate impairment.
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
INTANGIBLE ASSETS:
Intangible Assets
     Intangible assets consist of core deposit acquisition premiums. Core deposit acquisition premiums, which were developed by specific core deposit life studies, are amortized using the straight-line method over periods not exceeding 10 years. The recoverability of the carrying value of intangible assets evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.
Goodwill
     The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets. This statement, among other things, requires a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company performs an annual impairment analysis of goodwill. Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2008 or 2007.
EARNINGS PER COMMON SHARE:
     Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes. Options and warrant to purchase 1,539,509, 220,892, and 213,974 shares of common stock were outstanding during 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per common share to do so would be anti-dilutive. Exercise prices of options and warrant to purchase common stock outstanding were $2.40-$6.10, $4.02-$6.10, and $4.86-$6.21 during 2008, 2007 and 2006, respectively. Dividends on preferred shares are excluded from net income in the calculation of earnings per common share.

STOCK-BASED COMPENSATION:
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (FAS) #123(R) “Share-Based Payment” using the “modified prospective” method. Under this method, awards that are granted, modified, or vested after December 15, 2005, are measured and accounted for in accordance with FAS #123(R). The Company recognized $7,000 and $12,000 of pretax compensation expense for the year 2008 and 2007. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for the grants: risk-free interest rates ranging from 2.76% to 4.70%; expected lives of 10 years; expected volatility ranging from 33.28% to 37.22% and expected dividend yields of 0%.
CONSOLIDATED STATEMENT OF CASH FLOWS:
     On a consolidated basis, cash and cash equivalents include cash and due from banks, interest bearing deposits with banks, federal funds sold and short-term investments in money market funds. The Company made $200,000 in income tax payments in 2008; $138,000 in 2007; and $169,000 in 2006. The Company made total interest payments of $19,601,000 in 2008; $24,626,000 in 2007; and $21,058,000 in 2006.
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
INTEREST RATE CONTRACTS:
     The Company accounts for derivative instruments and hedging activities in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities (as amended).” The company recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.
     The Company typically enters into derivative instruments to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the Consolidated Balance Sheets. As of December 31, 2008, the notional amount of the customer related derivative financial instrument was $9 million with an average maturity of 60 months, an average interest receive rate of 5.25% and an average interest pay rate of 4.40%.
RECENT ACCOUNTING STANDARDS:
     In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
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
     In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
     In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.
     In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to improve an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
2. CASH AND DUE FROM BANKS
     Cash and due from banks at December 31, 2008 and 2007, included $587,000 and $9,107,000, respectively, of reserves required to be maintained under Federal Reserve Bank regulations.
3. INVESTMENT SECURITIES
     The cost basis and fair values of investment securities are summarized as follows:
     Investment securities available for sale:

	AT DECEMBER 31, 2008
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE
	(IN THOUSANDS)
U.S. Agency	$10,387	$188	$—	$10,575
U.S. Agency mortgage-backed securities	114,380	2,057	(248)	116,189
Other securities	24	—	(7)	17

Total	$124,791	$2,245	$(255)	$126,781

     Investment securities held to maturity:

	AT DECEMBER 31, 2008
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE
	(IN THOUSANDS)
U.S. Treasury	$3,082	$118	$—	$3,200
U.S. Agency mortgage-backed securities	9,562	321	—	9,883
Other securities	3,250	—	(10)	3,240

Total	$15,894	$439	$(10)	$16,323

     Investment securities available for sale:

	AT DECEMBER 31, 2007
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE
	(IN THOUSANDS)
U.S. Treasury	$6,006	$5	$—	$6,011
U.S. Agency	37,255	44	(12)	37,287
U.S. Agency mortgage-backed securities	98,484	105	(1,328)	97,261
Other securities	25	—	(2)	23

Total	$141,770	$154	$(1,342)	$140,582

     Investment securities held to maturity:

	AT DECEMBER 31, 2007
		GROSS	GROSS
		UNREALIZED	UNREALIZED	FAIR
	COST BASIS	GAINS	LOSSES	VALUE
	(IN THOUSANDS)
U.S. Treasury	$3,153	$55	$—	$3,208
U.S. Agency	3,473	23	—	3,496
U.S. Agency mortgage-backed securities	6,157	13	—	6,170
Other securities	5,750	—	(246)	5,504

Total	$18,533	$91	$(246)	$18,378

     Realized gains and losses are calculated by the specific identification method.
     Maintaining investment quality is a primary objective of the Company’s investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s Investors Service or Standard & Poor’s rating of A. At December 31, 2008, 97.7% of the portfolio was rated AAA as compared to 96.4% at December 31, 2007. Less than 1.0% of the portfolio was rated below A or unrated on December 31, 2008. The Company and its subsidiaries, collectively, did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Agencies, that exceeded 10% of shareholders’ equity at December 31, 2008.
     The book value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits, and certain Federal Home Loan Bank borrowings was $119,267,000 at December 31, 2008 and $146,365,000 at December 31, 2007. The Company realized $42,000 of gross investment security gains and $137,000 of gross security losses for 2008 and no security gains or losses on available for sale securities in 2007 or 2006. The Company realized no gross investment security gains and losses on held to maturity securities in 2008, 2007 or 2006. On a net basis, the realized losses amounted to $63,000 in 2008, after factoring in tax benefit of $32,000. Proceeds from sales of investment securities available for sale were $25 million during 2008. There were no sales of investment securities for 2007 or 2006.
     The following table sets forth the contractual maturity distribution of the investment securities, cost basis and fair market values, and the weighted average yield for each type and range of maturity as of December 31, 2008. Yields are not presented on a tax-equivalent basis, but are based upon the cost basis and are weighted for the scheduled maturity. The Company’s consolidated investment securities portfolio had a modified duration of approximately 1.80 years. The weighted average expected maturity for available for sale securities at December 31, 2008 for U.S. Agency, U.S. Agency Mortgage-Backed, and other securities was 2.80, 16.84, and 1.0 years, respectively. The weighted average expected maturity for held to maturity securities at December 31, 2008 for U.S. Treasury, U.S. Agency Mortgage-Backed and other securities was 1.17, 24.39 and 1.48 years.

     Investment securities available for sale:

	AT DECEMBER 31, 2008
			AFTER 1 YEAR		AFTER 5 YEARS
			BUT WITHIN		BUT WITHIN
	WITHIN 1 YEAR		5 YEARS		10 YEARS		AFTER 10 YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Agency	$996	5.30%	$9,391	3.94%	$—	—%	$—	—%	$10,387	4.08%
U.S. Agency mortgage- backed securities	—	—	13,899	4.75	16,261	4.93	84,220	4.58	114,380	4.65
Other securities	24	4.70	—	—	—	—	—	—	24	4.70

Total investment securities available for sale	$1,020	5.29%	$23,290	4.27%	$16,261	4.93%	$84,220	4.58%	$124,791	4.60%

FAIR VALUE
U.S. Agency	$1,016		$9,559		$—		$—		$10,575
U.S. Agency mortgage- backed securities	—		13,901		16,812		85,476		116,189
Other securities	17		—		—		—		17

Total investment securities available for sale	$1,033		$23,460		$16,812		$85,476		$126,781

     Investment securities held to maturity:

	AT DECEMBER 31, 2008
					AFTER 5 YEARS
			AFTER 1 YEAR BUT		BUT WITHIN
	WITHIN 1 YEAR		WITHIN 5 YEARS		10 YEARS		AFTER 10 YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
	(IN THOUSANDS, EXCEPT YIELDS)
COST BASIS
U.S. Treasury	$—	—%	$3,082	3.98%	$—	—%	$—	—%	$3,082	3.98%
U.S. Agency mortgage -backed securities	—	—	—	—	—	—	9,562	5.36	9,562	5.36
Other securities	2,250	3.60	1,000	3.39	—	—	—		3,250	3.54

Total investment securities held to maturity	$2,250	3.60%	$4,082	3.84%	$—	—%	$9,562	5.36%	$15,894	4.72%

FAIR VALUE
U.S. Treasury	$—		$3,200		$—		$—		$3,200
U.S. Agency mortgage -backed securities	—		—		—		9,883		9,883
Other securities	2,249		991		—		—		3,240

Total investment securities held to maturity	$2,249		$4,191		$—		$9,883		$16,323

     The following tables present information concerning investments with unrealized losses as of December 31, 2008 (in thousands):
     Investment securities available for sale:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency mortgage-backed securities	$31,063	$(226)	$3,375	$(22)	$34,438	$(248)
Other	—	—	17	(7)	17	(7)

Total investment securities available for sale	$31,063	$(226)	$3,392	$(29)	$34,455	$(255)

     Investment securities held to maturity:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Other	$—	$—	$3,240	$(10)	$3,240	$(10)

Total investment securities held to maturity	$—	$—	$3,240	$(10)	$3,240	$(10)

     The following tables present information concerning investments with unrealized losses as of December 31, 2007 (in thousands):
     Investment securities available for sale:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
U.S. Agency	$—	$—	$25,963	$(12)	$25,963	$(12)
U.S. Agency mortgage-backed securities	4,388	(31)	81,085	(1,297)	85,473	(1,328)
Other	23	(2)	—	—	23	(2)

Total investment securities available for sale	$4,411	$(33)	$107,048	$(1,309)	$111,459	$(1,342)

     Investment securities held to maturity:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Other	$—	$—	$5,504	$(246)	$5,504	$(246)

Total investment securities held to maturity	$—	$—	$5,504	$(246)	$5,504	$(246)

     For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. There are 21 positions that are temporarily impaired at December 31, 2008. The Company reviews its position quarterly and has asserted that at December 31, 2008, the declines outlined in the above table represent temporary declines and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery.
4. LOANS
     The loan portfolio of the Company consisted of the following:

	AT DECEMBER 31,
	2008	2007
	(IN THOUSANDS)
Commercial	$110,197	$118,936
Commercial loans secured by real estate	353,870	285,115
Real estate-mortgage	218,928	214,839
Consumer	23,804	16,676

Loans	706,799	635,566
Less: Unearned income	691	471

Loans, net of unearned income	$706,108	$635,095

     Real estate construction loans comprised 6.2% and 5.5% of total loans net of unearned income at December 31, 2008 and 2007, respectively. The Company has no exposure to sub prime mortgage loans in either the loan or investment portfolios. The Company has no direct credit exposure to foreign countries. Additionally, the Company has no significant industry lending concentrations. As of December 31, 2008 and 2007, loans to customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans.
     In the ordinary course of business, the subsidiaries have transactions, including loans, with their officers, directors, and their affiliated companies. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than the normal credit risk. These loans totaled $6,121,000 and $4,729,000 at December 31, 2008 and 2007, respectively. An analysis of these related party loans follows:

	YEAR ENDED
	DECEMBER 31,
	2008	2007
	(IN THOUSANDS)
Balance January 1	$4,729	$3,977
New loans	2,209	1,457
Payments	(817)	(705)

Balance December 31	$6,121	$4,729

5. ALLOWANCE FOR LOAN LOSSES
     An analysis of the changes in the allowance for loan losses follows:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS)
Balance January 1	$7,252	$8,092	$9,143
Provision for loan losses	2,925	300	(125)
Recoveries on loans previously charged-off	446	192	318
Loans charged-off	(1,713)	(1,332)	(1,244)

Balance December 31	$8,910	$7,252	$8,092

6. NON-PERFORMING ASSETS
     Non-performing assets are comprised of (i) loans which are on a non-accrual basis, (ii) loans which are contractually past due 90 days or more as to interest or principal payments, and (iii) other real estate owned (real estate acquired through foreclosure, in-substance foreclosures and repossessed assets).
     The following tables present information concerning non-performing assets:

	AT DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS, EXCEPT
	PERCENTAGES)
Non-accrual loans

Commercial	$1,128	$3,553	$494
Commercial loans secured by real estate	484	225	195
Real estate-mortgage	1,313	875	1,050
Consumer	452	585	547

Total	3,377	5,238	2,286

Past due 90 days or more and still accruing
Consumer	—	—	3

Total	—	—	3

Other real estate owned
Commercial loans secured by real estate	701	—	—
Real estate-mortgage	494	42	3

Total	1,195	42	3

Total non-performing assets	$4,572	$5,280	$2,292

Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.65%	0.83%	0.39%
Total restructured loans (included in non-accrual loans above)	$1,360	$1,217	$1,302
     The Company is unaware of any additional loans which are required to either be charged-off or added to the non-performing asset totals disclosed above. Other real estate owned is recorded at the lower of 1) fair value minus estimated costs to sell, or 2) carrying cost.
     The Company had non-accrual loans totaling $1,612,000 and $3,778,000 being specifically identified as impaired and a corresponding allocation reserve of $755,000 and $694,000 at December 31, 2008 and 2007, respectively. The average outstanding balance for loans being specifically identified as impaired was $1,605,000 for 2008 and $3,907,000 for 2007. A majority of the impaired loans are secured by sellable collateral, the estimated timing of the liquidation of the collateral and the estimated fair value of the collateral are evaluated in measuring the impairment. The interest income recognized on impaired loans during 2008, 2007 and 2006 was $123,000, $0 and $34,000, respectively.
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

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS)
Interest income due in accordance with original terms	$198	$215	$214
Interest income recorded	(148)	(40)	(87)

Net reduction in interest income	$50	$175	$127

7. PREMISES AND EQUIPMENT
     An analysis of premises and equipment follows:

	AT DECEMBER 31,
	2008	2007
	(IN THOUSANDS)
Land	$1,208	$1,208
Premises	20,845	20,041
Furniture and equipment	13,501	15,681
Leasehold improvements	599	612

Total at cost	36,153	37,542
Less: Accumulated depreciation and amortization	26,632	29,092

Net book value	$9,521	$8,450

     The Company recorded depreciation expense of $1.5 million, $1.5 million and $1.7 million for 2008, 2007 and 2006, respectively.
8. DEPOSITS
     The following table sets forth the balance of the Company’s deposits:

	AT DECEMBER 31,
	2008	2007
	(IN THOUSANDS)
Demand:
Non-interest bearing	$116,372	$113,380
Interest bearing	60,900	63,199
Savings	70,682	69,155
Money market	129,692	117,973
Certificates of deposit in denominations of $100,000 or more	36,166	41,390
Other time	281,144	305,342

Total deposits	$694,956	$710,439

     Interest expense on deposits consisted of the following:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS)
Interest bearing demand	$653	$1,184	$606
Savings	535	549	644
Money market	2,417	6,040	5,743
Certificates of deposit in denominations of $100,000 or more	1,744	1,774	1,894
Other time	10,331	13,264	10,345

Total interest expense	$15,680	$22,811	$19,232

     The following table sets forth the balance of other time deposits and certificates of deposit of $100,000 or more as of December 31, 2008 maturing in the periods presented:

		CERTIFICATES OF
		DEPOSIT
	OTHER TIME DEPOSITS	OF $100,000 OR MORE
YEAR	(IN THOUSANDS)
2008	$165,136	$28,760
2009	50,410	3,707
2010	23,207	1,285
2011	14,655	433
2012	9,396	1,704
2013 and after	18,340	277

Total	$281,144	$36,166

     The maturities on certificates of deposit greater than $100,000 or more as of December 31, 2008, are as follows:
     MATURING IN:

(IN THOUSANDS)
Three months or less	$11,813
Over three through six months	13,382
Over six through twelve months	3,565
Over twelve months	7,406

Total	$36,166

9. FEDERAL FUNDS PURCHASED AND SHORT-TERM BORROWINGS
     The outstanding balances and related information for federal funds purchased and other short-term borrowings are summarized as follows:

	AT DECEMBER 31, 2008
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$119,920
Maximum indebtedness at any month end	5,685	138,855
Average balance during year	20	71,617
Average rate paid for the year	3.16%	1.96%
Interest rate on year end balance	—	0.60

	AT DECEMBER 31, 2007
	FEDERAL
	FUNDS	SHORT-TERM
	PURCHASED	BORROWINGS
	(IN THOUSANDS, EXCEPT RATES)
Balance	$—	$72,210
Maximum indebtedness at any month end	3,430	74,095
Average balance during year	99	19,745
Average rate paid for the year	5.18%	4.89%
Interest rate on year end balance	—	3.88
     Average amounts outstanding during the year represent daily averages. Average interest rates represent interest expense divided by the related average balances.
     These borrowing transactions can range from overnight to one year in maturity. The average maturity was two days at the end of 2008 and 2007.
10.	ADVANCES FROM FEDERAL HOME LOAN BANK AND GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
     Borrowings and advances from the FHLB consist of the following:

	AT DECEMBER 31, 2008
	WEIGHTED
	AVERAGE YIELD	BALANCE
MATURING	(IN THOUSANDS)
Overnight	1.96%	$119,920

2009	4.17	3,004
2010	3.36	10,000
2011 and after	6.44	854

Total advances	3.72	13,858

Total FHLB borrowings	2.14%	$133,778

	AT DECEMBER 31, 2007
	WEIGHTED
	AVERAGE YIELD	BALANCE
MATURING	(IN THOUSANDS)
Overnight	3.88%	$72,210

2009	4.62	9,004
2010 and after	6.45	901

Total advances	4.79	9,905

Total FHLB borrowings	3.99%	$82,115

     The Company’s subsidiary bank is a member of the FHLB which provides this subsidiary with the opportunity to obtain short to longer-term advances based upon the bank’s investment in assets secured by one- to four-family residential real estate. The rate on open repo plus advances, which are typically overnight borrowings, can change daily, while the rate on the advances is fixed until the maturity of the advance. All FHLB stock, along with an interest in certain mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the advances, are pledged as collateral to the FHLB of Pittsburgh to support these borrowings. At December 31, 2008, the bank had immediately available $183 million of overnight borrowing capability at the FHLB and $10 million of unsecured federal funds lines with correspondent banks.
Guaranteed Junior Subordinated Deferrable Interest Debentures:
     On April 28, 1998, the Company completed a $34.5 million public offering of 8.45% Trust Preferred Securities, which represent undivided beneficial interests in the assets of a Delaware business trust, AmeriServ Financial Capital Trust I. The Trust Preferred Securities will mature on June 30, 2028, and are callable at par at the option of the Company after June 30, 2003. Proceeds of the issue were invested by AmeriServ Financial Capital Trust I in Junior Subordinated Debentures issued by AmeriServ Financial, Inc. Unamortized deferred issuance costs associated with the Trust Preferred Securities amounted to $302,000 as of December 31, 2008 and are included in other assets on the consolidated balance sheet, and are being amortized on a straight-line basis over the term of the issue. The Trust Preferred securities are listed on NASDAQ under the symbol ASRVP. AmeriServ Financial Capital Trust I was deconsolidated in the first quarter of 2004 in accordance with FASB Interpretation #46(R) Consolidation of Variable Interest Entities (FIN 46(R)). The Company used $22.5 million of proceeds from a private placement of common stock to redeem Trust Preferred Securities in 2005 and 2004. The balance as of December 31, 2008 and 2007 was $13.1 million.
11. DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS
     Effective January 1, 2008, the Company adopted the provisions of FAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. FAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. The FASB also issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
     FAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
     Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. This applies to all available for sale securities except U.S. Treasury and equity securities which are considered to be Level 1.
     Residential real estate loans held for sale are carried at fair value on a recurring basis. Residential real estate loans are valued based on quoted market prices from purchase commitments from market participants and are classified as Level 1.
     The following table presents the assets reported on the balance sheet at their fair value as of December 31, 2008, by level within the fair value hierarchy. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
     Assets Measured on a Recurring Basis
     Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$126,781	$17	$126,764	$—
Loans held for sale	1,000	1,000	—	—
Fair value swap asset	336	—	336	—
     Assets Measured on a Non-recurring Basis
     Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$857	$—	$857	$—
Other real estate owned	1,195	—	1,195	—
     Loans considered impaired under FAS 114, “Accounting by Creditors for Impairment of a Loan,” as amended by FAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the carrying value. All of the Company’s impaired loans are classified as level 2.
     Other real estate owned (OREO) is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.
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

     Estimated fair values have been determined by the Company using independent third party valuations that uses best available data (Level 2) and an estimation methodology (level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based off of FAS 157 measurements, and recorded book balances at December 31, 2008 and 2007, were as follows:

	2008		2007
	ESTIMATED	RECORDED	ESTIMATED	RECORDED
	FAIR VALUE	BOOK BALANCE	FAIR VALUE	BOOK BALANCE
	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities	$143,104	$142,675	$163,319	$163,474
Regulatory stock	9,739	9,739	7,204	7,204
Net loans (including loans held for sale), net of allowance for loan loss	701,066	698,198	632,609	628,903
Accrued income receivable	3,735	3,735	4,032	4,032
Bank owned life insurance	32,929	32,929	32,864	32,864
Fair value swap asset	336	336	—	—

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$377,646	$377,646	$363,707	$363,707
Deposits with stated maturities	320,201	317,310	347,361	346,732
Short-term borrowings	119,920	119,920	72,210	72,210
All other borrowings	31,472	26,943	25,811	22,990
Accrued interest payable	4,062	4,062	4,961	4,961
Fair value swap liability	336	336	—	—
     The fair value of investment securities is equal to the available quoted market price.
     The fair value of regulatory stock is equal to the current carrying value.
     The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, current market prices and assumed prepayment risk.
     The fair value of accrued income receivable is equal to the current carrying value.
     The fair value of bank owned life insurance is based upon the cash surrender value of the underlying policies and matches the book value.
     Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities. Deposits with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.
     The fair value of short-term borrowings is equal to the current carrying value.
     The fair value of other borrowed funds are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.
     The fair value of accrued interest payable is equal to the current carrying value.
     The fair values of the fair value swaps used for interest rate risk management represents the amount the Company would have expected to receive or pay to terminate such agreements.
     Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.
     There is not a material difference between the notional amount and the estimated fair value of the off-balance sheet items which total $112.2 million at December 31, 2008, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

13. INCOME TAXES
     The expense for income taxes is summarized below:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS)
Current	$121	$116	$76
Deferred	1,349	808	344

Income tax expense	$1,470	$924	$420

     The reconciliation between the federal statutory tax rate and the Company’s effective consolidated income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2008		2007		2006
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Income tax expense based on federal statutory rate	$2,373	34.0%	$1,346	34.0%	$936	34.0%
Tax exempt income	(985)	(14.1)	(506)	(12.8)	(478)	(17.4)
Reversal of valuation allowance	—	—	—	—	(100)	(3.6)
Other	82	1.2	84	2.1	62	2.3

Total expense for income taxes	$1,470	21.1%	$924	23.3%	$420	15.3%

     December 31, 2008 and 2007, deferred taxes are included in the accompanying Consolidated Balance Sheets. The following table highlights the major components comprising the deferred tax assets and liabilities for each of the periods presented:

	AT DECEMBER 31,
	2008	2007
	(IN THOUSANDS)
DEFERRED TAX ASSETS:
Allowance for loan losses	$3,029	$2,465
Unfunded commitment reserve	167	135
Premises and equipment	1,102	876
Accrued pension obligation	1,165	100
Unrealized investment security losses	—	403
Net operating loss carryforwards	6,362	8,539
Alternative minimum tax credits	1,301	1,132
Other	396	332

Total tax assets	13,522	13,982

DEFERRED TAX LIABILITIES:
Investment accretion	(36)	(26)
Unrealized investment security gains	(676)	—
Other	(159)	(206)

Total tax liabilities	(871)	(232)

Net deferred tax asset	$12,651	$13,750

     At December 31, 2008, the Company had no valuation allowance established against its deferred tax assets as we believe the Company will generate sufficient future taxable income to fully utilize all net operating loss carryforwards and AMT tax credits.
     The change in net deferred tax assets and liabilities consist of the following:

	YEAR ENDED
	DECEMBER 31,
	2008	2007
	(IN THOUSANDS)
Investment write-ups due to FAS #115, charged to equity	$(1,079)	$(1,272)
Pension obligation of the defined benefit plan not yet recognized in income	1,329	(7)
Deferred provision for income taxes	(1,349)	(808)

Net decrease	$(1,099)	$(2,087)

     The Company has alternative minimum tax credit carryforwards of approximately $1.3 million at December 31, 2008. These credits have an indefinite carryforward period. The Company also has an $18.7 million net operating loss carryforward that will begin to expire in the year 2024.

     The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements.
14. EMPLOYEE BENEFIT PLANS
PENSION PLANS:
     The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year. The participants shall have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock valued at $414,000 and is limited to 10% of the plans assets), mutual funds, and short-term cash equivalent instruments. The following actuarial tables are based upon data provided by an independent third party as of December 31, 2008.
PENSION BENEFITS:

	YEAR ENDED DECEMBER 31,
	2008	2007
	(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$16,231	$15,410
Service cost	926	927
Interest cost	937	880
Actuarial (gain) loss	(78)	109
Special termination benefits	—	85
Benefits paid	(1,215)	(1,180)

Benefit obligation at end of year	16,801	16,231

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	15,929	15,091
Actual return on plan assets	(2,912)	918
Employer contributions	1,400	1,100
Benefits paid	(1,215)	(1,180)

Fair value of plan assets at end of year	13,202	15,929

Funded status of the plan—under funded	$(3,599)	$(302)

	YEAR ENDED DECEMBER 31,
	2008	2007
	(IN THOUSANDS)
AMOUNTS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC PENSION COST:
Amounts recognized in accumulated other comprehensive income (loss) consists of:
Transition asset	$17	$17
Prior service cost	(4)	(4)
Net actuarial loss (gain)	3,711	(34)

Total	$3,724	$(21)

	YEAR ENDED DECEMBER 31,
	2008	2007
	(IN THOUSANDS)
ACCUMULATED BENEFIT OBLIGATION:
Accumulated benefit obligation	$14,850	$14,254

     The weighted-average assumptions used to determine benefit obligations at December 31, 2008 and 2007 were as follows:

	YEAR ENDED DECEMBER 31,
	2008	2007
	(PERCENTAGES)
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	6.25%	6.00%
Salary scale	2.50	2.50

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$926	$927	$882
Interest cost	937	880	816
Expected return on plan assets	(1,232)	(1,146)	(1,007)
Amortization of prior year service cost	4	4	4
Amortization of transition asset	(17)	(17)	(17)
Recognized net actuarial loss due to special termination benefit	—	85	—
Recognized net actuarial loss	355	370	398

Net periodic pension cost	$973	$1,103	$1,076

     The estimated net loss, prior service cost and transition asset for the defined benefit pension plan that be will amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $475,000, $11,000, and $(17,000), respectively.
     The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 were as follows:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(PERCENTAGES)
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	2.50	2.50	2.50
     The Company has assumed an 8% long-term expected return on plan assets. This assumption was based upon the plan’s historical investment performance over a longer-term period of 15 years combined with the plan’s investment objective of balanced growth and income. Additionally, this assumption also incorporates a targeted range for equity securities of 50% to 60% of plan assets.
PLAN ASSETS:
     The plan’s measurement date is December 31, 2008. This plan’s asset allocations at December 31, 2008 and 2007, by asset category are as follows:

ASSET CATEGORY:	2008	2007
Equity securities	17%	59%
Debt securities and short-term investments	83	41

Total	100%	100%

     The investment strategy objective for the pension plan is a balance of growth and income. This objective seeks to develop a portfolio for acceptable levels of current income together with the opportunity for capital appreciation. The balanced growth and income objective reflects a relatively equal balance between equity and fixed income investments such as debt securities. The allocation between equity and fixed income assets may vary by a moderate degree but the plan typically targets a range of equity investments between 50% and 60% of the plan assets. This means that fixed income and cash investments typically approximate 40% to 50% of the plan assets. The investment manager deviated from this targeted range due to the volatility experienced in the equity markets in 2008. The plan is also able to invest in ASRV common stock up to a maximum level of 10% of the market value of the plan assets (at December 31, 2008, 2.7% of the plan assets were invested in ASRV common stock). This asset mix is intended to ensure that there is a steady stream of cash from maturing investments to fund benefit payments.

CASH FLOWS:
     The Bank presently expects that the contribution to be made to the Plan in 2009 will be comparable with recent years of approximately $1.5 million.
ESTIMATED FUTURE BENEFIT PAYMENTS:
     The following benefit payments, which reflect future service, as appropriate, are expected to be paid (in thousands).

2009	$1,497
2010	1,884
2011	1,992
2012	2,002
2013	2,244
Years 2014—2018	10,964
401(k) PLAN:
     The Bank maintains a qualified 401(k) plan that allows for participation by Bank employees. Under the plan, employees may elect to make voluntary, pretax contributions to their accounts, and the Bank contributes 4% of salaries for union members who are in the plan. Contributions by the Bank charged to operations were $226,000 and $218,000 for the years ended December 31, 2008 and 2007, respectively. The fair value of plan assets includes $266,000 pertaining to the value of the Company’s common stock that is held by the plan at December 31, 2008.
     Except for the above benefit plans, the Company has no significant additional exposure for any other post-retirement or post-employment benefits.
15. LEASE COMMITMENTS
     The Company’s obligation for future minimum lease payments on operating leases at December 31, 2008, is as follows:

FUTURE MINIMUM
LEASE PAYMENTS
YEAR	(IN THOUSANDS)
2009	$613
2010	514
2011	431
2012	256
2013	172
2014 and thereafter	391
     In addition to the amounts set forth above, certain of the leases require payments by the Company for taxes, insurance, and maintenance. Rent expense included in total non-interest expense amounted to $514,000, $492,000 and $423,000, in 2008, 2007, and 2006, respectively.
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

     The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. At December 31, 2008 the Company had various outstanding commitments to extend credit approximating $112,192,000 and standby letters of credit of $13,064,000, compared to commitments to extend credit of $93,583,000 and standby letters of credit of $7,884,000 at December 31, 2007. Standby letters of credit had terms ranging from 1 to 4 years. Standby letters of credit of approximately $10.1 million were secured as of December 31, 2008 and approximately $5.1 million at December 31, 2007. The carrying amount of the liability for AmeriServ obligations related to standby letters of credit was $492,000 at December 31, 2008 and $398,000 at December 31, 2007.
     Pursuant to its bylaws, the Company provides indemnification to its directors and officers against certain liabilities incurred as a result of their service on behalf of the Company. In connection with this indemnification obligation, the Company can advance on behalf of covered individuals costs incurred in defending against certain claims. Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.
17. PREFERRED STOCK
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. On October 14, 2008, the U.S. Treasury announced its intention to inject capital into financial institutions under the TARP Capital Purchase Program (the “CPP”). The CPP is a voluntary program designed to provide capital to healthy, well managed financial institutions in order to increase the availability of credit to businesses and individuals and help stabilize the U.S. financial system.
     On December 19, 2008, the Company sold to the U.S. Treasury for an aggregate purchase price of $21 million in cash 21,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D. In conjunction with the purchase of these senior preferred shares, the U.S. Treasury also received a warrant to purchase up to 1,312,500 shares of the Company’s common stock. The warrant has a term of 10 years and is exercisable at any time, in whole or in part, at an exercise price of $2.40 per share. The $21 million in proceeds was allocated to the Series D Preferred Stock and the warrant based on their relative fair values at issuance (approximately $20.4 million was allocated to the Series D Preferred Stock and approximately $600,000 to the warrant). The difference between the initial value allocated to the Series D Preferred Stock of approximately $20.4 million and the liquidation value of $21 million will be charged to surplus over the first three years of the contract. Cumulative dividends on Series D Preferred Stock are payable quarterly at 5% through December 19, 2013 and at a rate of 9% thereafter. As a result of the decision by the Company to accept a preferred stock investment under the U.S. Treasury’s CPP for a period of three years the Company is no longer permitted to repurchase stock or declare and pay dividends on common stock without the consent of the U.S. Treasury.
18. STOCK COMPENSATION PLANS
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (FAS) #123(R) “Share-Based Payment” using the “modified perspective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with FAS #123(R). As a result of this adoption the Company recognized $7,000 of pretax compensation expense for the year 2008, $12,000 in 2007 and $56,000 in 2006.
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

     A summary of the status of the Company’s Stock Incentive Plan at December 31, 2008, 2007, and 2006, and changes during the years then ended is presented in the table and narrative following:

	YEAR ENDED DECEMBER 31,
	2008		2007		2006
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	228,392	$5.09	247,208	$5.03	372,645	$5.33
Granted	21,217	2.86	900	4.60	1,233	4.70
Exercised	—	—	(5,834)	2.71	(21,667)	3.21
Forfeited	(17,600)	4.86	(13,882)	5.02	(105,003)	6.46

Outstanding at end of year	232,009	4.90	228,392	5.09	247,208	5.03

Exercisable at end of year	217,564	5.04	227,381	5.09	223,314	4.93
Weighted average fair value of options granted in current year		$1.39		$2.59		$2.69
     A total of 217,564 of the 232,009 options outstanding at December 31, 2008, have exercise prices between $2.31 and $6.10, with a weighted average exercise price of $5.04 and a weighted average remaining contractual life of 3.31 years. Options outstanding at December 31, 2008 reflect option ranges of: $2.31 to $3.49 totaling 14,572 options which have a weighted average exercise price of $2.78 and a weighted average remaining contractual life of 6.55 years; and $4.02 to $6.10 totaling 202,992 options which have a weighted average exercise price of $5.20 and a weighted average remaining contractual life of 3.07 years. All of these options are exercisable. The remaining 14,445 options have exercise prices between $2.85 and $4.60, with a weighted average exercise price of $2.90 and a weighted average remaining contractual life of 9.22 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2008, 2007, and 2006.

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
BLACK-SCHOLES ASSUMPTION RANGES

Risk-free interest rate	2.76-3.34%	4.52%	4.70%
Expected lives in years	10	10	10
Expected volatility	33.28%	36.84%	37.22%
Expected dividend rate	0%	0%	0%
19. DIVIDEND REINVESTMENT AND COMMON STOCK PURCHASE PLAN
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
     In the case of purchases from AmeriServ Financial, Inc. of treasury or newly-issued shares of Common Stock, the average market price is determined by averaging the high and low sale price of the Common Stock as reported on the NASDAQ on the relevant investment date. At December 31, 2008, the Company issued 37,534 shares and had 48,000 unissued reserved shares available under the Purchase Plan. In the case of purchases of shares of Common Stock on the open market, the average market price will be the weighted average purchase price of shares purchased for the Purchase Plan in the market for the relevant investment date.
20. INTANGIBLE ASSETS
     The Company’s consolidated balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposits). Goodwill and other intangible assets with indefinite lives are not amortized. Instead such intangibles are evaluated for impairment at the reporting unit level at least annually. Any resulting impairment would be reflected as a non-interest expense. Of the Company’s goodwill of $13.5 million, $9.5 million is allocated to the retail banking segment and $4 million relates to the West Chester Capital Advisors acquisition which is included in the trust segment. Goodwill in both of these segments was evaluated for impairment on its annual impairment evaluation date. The result of these evaluations indicated that the Company’s goodwill had no impairment. The Company’s only intangible asset, other than goodwill, is its core deposit intangible, which has a remaining finite life of approximately two months.

     As of December 31, 2008, the Company’s core deposit intangibles had an original cost of $17.6 million with accumulated amortization of $17.5 million. The weighted average amortization period of the Company’s core deposit intangibles at December 31, 2008, is two months. Estimated amortization expense for 2009 is $108,000.
     A reconciliation of the Company’s intangible asset balances for 2008 and 2007 is as follows (in thousands):

	AT DECEMBER 31,
	2008	2007	2008	2007
	CORE DEPOSIT
	INTANGIBLES		GOODWILL
Balance January 1	$973	$1,838	$13,497	$9,544
Addition due to WCCA	—	—	—	3,953
Amortization expense	(865)	(865)	—	—

Balance December 31	$108	$973	$13,497	$13,497

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
     To accommodate a customer need and support the Company’s asset/liability positioning, we entered into an interest rate swap with the customer and Pittsburgh National Bank (PNC) in the fourth quarter of 2008. This arrangement involves the exchange of interest payments based on the notional amounts. The Company entered into a floating rate loan and a fixed rate swap with our customer. Simultaneously, the Company entered into an offsetting fixed rate swap with PNC. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay PNC the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. This transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. The $144,000 fee the Company received on the transaction is being amortized into income over the term of the swap.
     The following table summarizes the interest rate swap transactions that impacted the Company’s 2008 performance:

							INCREASE
							(DECREASE) IN
	MATURITY		NOTIONAL	RATE	RATE	REPRICING	INTEREST
START DATE	DATE	HEDGE TYPE	AMOUNT	RECEIVED	PAID	FREQUENCY	EXPENSE
12/12/08	12/24/13	FAIR VALUE	$9,000,000	5.25%	4.40%	MONTHLY	$4,250
12/12/08	12/24/13	FAIR VALUE	9,000,000	4.40	5.25	MONTHLY	(4,250)

							$—

     The Company monitors and controls all derivative products with a comprehensive Board of Director approved hedging policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, interest rate caps/floors, and swaptions. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors. The Company had no interest rate swaps, caps or floors outstanding at December 31, 2007.
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
The contribution of the major business segments to the consolidated results of operations were as follows:

	YEAR ENDED DECEMBER 31, 2008
		COMMERCIAL		INVESTMENT/
	RETAIL BANKING	LENDING	TRUST	PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$17,373	$10,328	$85	$1,331	$29,117
Provision for loan loss	585	2,340	—	—	2,925
Non-interest income	8,253	865	7,511	(205)	16,424
Non-interest expense	21,610	5,849	5,694	2,484	35,637

Income (loss) before income taxes	3,431	3,004	1,902	(1,358)	6,979
Income taxes (benefit)	691	705	649	(575)	1,470

Net income (loss)	$2,740	$2,299	$1,253	$(783)	$5,509

Total assets	$350,864	$470,084	$3,306	$142,675	$966,929

	YEAR ENDED DECEMBER 31, 2007
		COMMERCIAL		INVESTMENT/
	RETAIL BANKING	LENDING	TRUST	PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$18,207	$9,199	$159	$(3,342)	$24,223
Provision for loan loss	60	240	—	—	300
Non-interest income	6,312	588	7,728	79	14,707
Non-interest expense	21,932	5,463	5,155	2,122	34,672

Income (loss) before income taxes	2,527	4,084	2,732	(5,385)	3,958
Income taxes (benefit)	548	892	935	(1,451)	924

Net income (loss)	$1,979	$3,192	$1,797	$(3,934)	$3,034

Total assets	$336,291	$402,222	$2,891	$163,474	$904,878

	YEAR ENDED DECEMBER 31, 2006
		COMMERCIAL		INVESTMENT/
	RETAIL BANKING	LENDING	TRUST	PARENT	TOTAL
	(IN THOUSANDS)
Net interest income	$18,822	$7,328	$343	$(2,015)	$24,478
Provision for loan loss	(34)	(91)	—	—	(125)
Non-interest income	5,732	540	6,521	48	12,841
Non-interest expense	23,120	4,735	4,291	2,546	34,692

Income (loss) before income taxes	1,468	3,224	2,573	(4,513)	2,752
Income taxes (benefit)	265	626	875	(1,346)	420

Net income (loss)	$1,203	$2,598	$1,698	$(3,167)	$2,332

Total assets	$357,083	$331,849	$2,716	$204,344	$895,992

23. REGULATORY CAPITAL
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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2008 and 2007, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action. The Company believes that no conditions or events have occurred that would change this conclusion. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

	AS OF DECEMBER 31, 2008
					TO BE WELL
			FOR CAPITAL		CAPITALIZED UNDER
			ADEQUACY		PROMPT CORRECTIVE
	ACTUAL		PURPOSES		ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
Consolidated	$120,035	15.90%	$60,377	8.00%	$75,472	10.00%
AmeriServ Financial Bank	92,333	12.56	58,813	8.00	73,517	10.00
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	110,633	14.66	30,189	4.00	45,283	6.00
AmeriServ Financial Bank	83,143	11.31	29,407	4.00	44,110	6.00
Tier 1 Capital (To Average Assets)
Consolidated	110,633	12.15	36,414	4.00	45,518	5.00
AmeriServ Financial Bank	83,143	9.30	35,751	4.00	44,688	5.00

	AS OF DECEMBER 31, 2007
					TO BE WELL
			FOR CAPITAL		CAPITALIZED UNDER
			ADEQUACY		PROMPT CORRECTIVE
	ACTUAL		PURPOSES		ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(IN THOUSANDS, EXCEPT RATIOS)
Total Capital (To Risk Weighted Assets)
Consolidated	$92,404	13.94%	$53,017	8.00%	$66,271	10.00%
AmeriServ Financial Bank	83,612	12.75	52,458	8.00	65,573	10.00
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	84,754	12.79	26,508	4.00	39,762	6.00
AmeriServ Financial Bank	75,962	11.58	26,229	4.00	39,344	6.00
Tier 1 Capital (To Average Assets)
Consolidated	84,754	9.74	34,811	4.00	43,514	5.00
AmeriServ Financial Bank	75,962	8.84	34,391	4.00	42,989	5.00
24. WEST CHESTER CAPITAL ADVISORS ACQUISITION
     The Company completed the acquisition of West Chester Capital Advisors (WCCA) of West Chester, Pennsylvania on March 7, 2007. WCCA is registered investment advisor formed in 1994 and at December 31, 2008 had $82 million in assets under management. WCCA is a wholly owned subsidiary of AmeriServ Financial Bank.
     Because the acquisition was a cash transaction, the Company did not issue any stock to execute the purchase. Therefore, there was no ownership dilution to AmeriServ stockholders. The purchase price paid by AmeriServ Financial Bank to the Sellers for all the capital stock of WCCA was $4,000,000. This amount consisted of: (a) $2,200,000 paid at closing in immediately available funds, and (b) a deferred payment of up to $1,800,000 to be paid as follows: (A) up to $1,000,000 payable 30 months after closing, and (B) up to $800,000 payable 48 months after closing, in each case, subject to proportionate reduction if revenues of WCCA as of those dates is less than $1,360,000.

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
BALANCE SHEETS

	AT DECEMBER 31,
	2008	2007
	(IN THOUSANDS)
ASSETS
Cash	$106	$100
Short-term investments in money market funds	14,202	3,053
Investment securities available for sale	8,813	1,007
Equity investment in banking subsidiary	97,434	93,427
Equity investment in non-banking subsidiaries	4,938	4,720
Guaranteed junior subordinated deferrable interest debenture issuance costs	302	318
Other assets	1,527	1,508

TOTAL ASSETS	$127,322	$104,133

LIABILITIES
Guaranteed junior subordinated deferrable interest debentures	$13,085	$13,085
Other liabilities	985	754

TOTAL LIABILITIES	14,070	13,839

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	113,252	90,294

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,322	$104,133

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS)
INCOME
Inter-entity management and other fees	$2,254	$2,363	$2,351
Dividends from banking subsidiary	6,000	—	—
Dividends from non-banking subsidiaries	1,250	1,580	1,722
Interest and dividend income	292	167	120

TOTAL INCOME	9,796	4,110	4,193

EXPENSE
Interest expense	1,121	1,121	1,121
Salaries and employee benefits	2,004	1,910	2,008
Other expense	1,336	1,223	1,184

TOTAL EXPENSE	4,461	4,254	4,313

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	5,335	(144)	(120)
Benefit for income taxes	651	583	640
Equity in undistributed earnings of subsidiaries	(477)	2,595	1,812

NET INCOME	$5,509	$3,034	$2,332

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(IN THOUSANDS)
OPERATING ACTIVITIES
Net income	$5,509	$3,034	$2,332
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	477	(2,595)	(1,812)
Other — net	1,176	1,445	1,043

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,162	1,884	1,563

INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(9,720)	(999)	(3,112)
Proceeds from maturity of investment securities — available for sale	2,008	3,053	—
Capital contribution to banking subsidiary	(5,000)	—	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(12,712)	2,054	(3,112)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	99	131	173
Proceeds from issuance of preferred stock	21,000	—	—
Treasury stock, purchased at cost	(2,835)	—	—
Common stock dividends paid	(543)	—	—
Guaranteed junior subordinated deferrable interest debentures dividends paid	(1,016)	(1,016)	(1,016)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,705	(885)	(843)

NET DECREASE IN CASH AND CASH EQUIVALENTS	11,155	3,053	(2,392)
CASH AND CASH EQUIVALENTS AT JANUARY 1	3,153	100	2,492

CASH AND CASH EQUIVALENTS AT DECEMBER 31	$14,308	$3,153	$100

     The ability of the subsidiary bank to upstream cash to the parent company is restricted by regulations. Federal law prevents the parent company from borrowing from its subsidiary bank unless the loans are secured by specified assets. Further, such secured loans are limited in amount to ten percent of the subsidiary bank’s capital and surplus. In addition, the Bank is subject to legal limitations on the amount of dividends that can be paid to its shareholder. The dividend limitation generally restricts dividend payments to a bank’s retained net income for the current and preceding two calendar years. Cash may also be upstreamed to the parent company by the subsidiaries as an inter-entity management fee. At December 31, 2008, the subsidiary bank was permitted to upstream an additional $3,899,000 in cash dividends to the parent company. The subsidiary bank had a combined $102,984,000 of restricted surplus and retained earnings at December 31, 2008.
26. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA
     The following table sets forth certain unaudited quarterly consolidated financial data regarding the Company:

	2008 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$12,355	$11,732	$11,450	$12,282
Interest expense	4,170	4,501	4,484	5,547

Net interest income	8,185	7,231	6,966	6,735
Provision for loan losses	625	775	1,375	150

Net interest income after provision for loan losses	7,560	6,456	5,591	6,585
Non-interest income	3,476	3,767	5,343	3,838
Non-interest expense	9,049	8,784	9,025	8,779

Income before income taxes	1,987	1,439	1,909	1,644
Provision for income taxes	372	290	393	415

Net income	$1,615	$1,149	$1,516	$1,229

Basic earnings per common share	0.07	0.05	0.07	0.06
Diluted earnings per common share	0.07	0.05	0.07	0.06
Cash dividends declared per common share	0.025	0.00	0.00	0.00

	2007 QUARTER ENDED
	DEC. 31	SEPT. 30	JUNE 30	MARCH 31
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$12,442	$12,454	$12,308	$12,175
Interest expense	6,209	6,432	6,295	6,220

Net interest income	6,233	6,022	6,013	5,955
Provision for loan losses	150	150	—	—

Net interest income after provision for loan losses	6,083	5,872	6,013	5,955
Non-interest income	3,860	4,022	3,592	3,233
Non-interest expense	8,704	8,773	8,522	8,673

Income before income taxes	1,239	1,121	1,083	515
Provision for income taxes	315	247	275	87

Net income	$924	$874	$808	$428

Basic earnings per common share	0.04	0.04	0.04	0.02
Diluted earnings per common share	0.04	0.04	0.04	0.02
Cash dividends declared per common share	0.00	0.00	0.00	0.00

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee
AmeriServ Financial, Inc.
We have audited the accompanying consolidated balance sheets of AmeriServ Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriServ Financial, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmeriServ Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of AmeriServ Financial, Inc.’s internal control over financial reporting.
As discussed in Note 11 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements.
/s/ S.R. Snodgrass, A.C.
Wexford, PA
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee
AmeriServ Financial, Inc.
We have audited AmeriServ Financial, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. AmeriServ Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
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
In our opinion, AmeriServ Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Audit Report of AmeriServ Financial, Inc. and our report dated March 2, 2009, expressed an unqualified opinion.
/s/ S.R. Snodgrass, A.C.
Wexford, PA
March 2, 2009

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
     Management assessed the Company’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2008, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. S.R. Snodgrass A.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ ALLAN R. DENNISON	/s/ JEFFREY A. STOPKO

Allan R. Dennison	Jeffrey A. Stopko
President &	Senior Vice President &
Chief Executive Officer	Chief Financial Officer
Johnstown, PA
February 19, 2009

STATEMENT OF MANAGEMENT RESPONSIBILITY
February 19, 2009
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
     Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in its reports filed and submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Management Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2008 is included in Item 8.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information required by this section relating to Directors of the Registrant is presented in the “Election of ASRV Directors” section of the Proxy Statement for the Annual Meeting of Shareholders.
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
PART IV
ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
CONSOLIDATED FINANCIAL STATEMENTS FILED:
     The consolidated financial statements listed below are from this 2008 Form 10-K and Part II — Item 8. Page references are to this Form 10-K.
CONSOLIDATED FINANCIAL STATEMENTS:
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
     These schedules are not required or are not applicable under Securities and Exchange Commission accounting regulations and therefore have been omitted.

EXHIBITS:
     The exhibits listed below are filed herewith or to other filings.

EXHIBIT		PRIOR FILING OR EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER HEREIN
3.1	Amended and Restated Articles of Incorporation as amended through January 5, 2005.	Exhibit 3.1 to 2004 Form 10-K Filed on March 10, 2005

3.2	Bylaws, as amended and restated on January 26, 2005.	Exhibit 3.2 to January 26, 2005 Form 8-K Filed on January 26, 2005

3.3	Certificate of Designation of Rights of Fixed Rate Cumulative Perpetual Preferred Stock, Series D.	Exhibit 3.1 to Form 8-K Filed December 22, 2008

4.1	Warrant, dated December 19, 2008, to Purchase 1,312,500 shares of common stock, par value $2.50 per share, of AmeriServ Financial, Inc.	Exhibit 4.1 to Form 8-K Filed December 22, 2008

10.1	Agreement, dated February 1, 2004, between AmeriServ Financial, Inc. and Allan R. Dennison, as amended on January 24, 2008	Exhibit 10.7 to 2007 Form 10-K Filed March 6, 2008

10.2	Agreement, dated May 24, 2002, between AmeriServ Financial, Inc. and Dan L. Hummel	Exhibit 10.8 to 2004 Form 10-K Filed March 10, 2005

21.1	Subsidiaries of the Registrant.	Below

23.1	Consent of Independent Registered Public Accounting Firm	Below

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Below

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Below

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriServ Financial, Inc. (Registrant)
By:	/s/ Allan R. Dennison
Allan R. Dennison
President & CEO

Date: February 19, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2009:

/s/ Craig G. Ford Craig G. Ford	Chairman Director

/s/ Allan R. Dennison Allan R. Dennison	President, CEO & Director	/s/ Jeffrey A. Stopko Jeffrey A. Stopko	SVP & CFO

/s/ J. Michael Adams, Jr. J. Michael Adams, Jr.	Director	/s/ Margaret A. O’Malley Margaret A. O’Malley	Director

/s/ Edward J. Cernic, Sr. Edward J. Cernic, Sr.	Director	/s/ Very Rev. Christian R. Oravec Very Rev. Christian R. Oravec	Director

/s/ Daniel R. DeVos Daniel R. DeVos	Director	/s/ Mark E. Pasquerilla Mark E. Pasquerilla	Director

/s/ James C. Dewar James C. Dewar	Director	/s/ Howard M. Picking, III Howard M. Picking, III	Director

/s/ Bruce E. Duke, III Bruce E. Duke, III, M.D.	Director	/s/ Sara A. Sargent Sara A. Sargent	Director

/s/ James M. Edwards, Sr. James M. Edwards, Sr.	Director	/s/ Thomas C. Slater Thomas C. Slater	Director

/s/ Kim W. Kunkle Kim W. Kunkle	Director	/s/ Nedret Vidinli Nedret Vidinli	Director

		/s/ Robert L. Wise Robert L. Wise	Director

AMERISERV FINANCIAL, INC.

AMERISERV FINANCIAL	REMOTE ATM
BANK OFFICE LOCATIONS	BANKING LOCATIONS

*   Main Office Downtown
     216 Franklin Street
     PO Box 520
     Johnstown, PA 15907-0520
     1-800-837-BANK (2265)
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
†* Lovell Park Office
     179 Lovell Avenue
     Ebensburg, PA 15931-0418
*   Nanty Glo Office
     1383 Shoemaker Street
     Nanty Glo, PA 15943-1254
†* Galleria Mall Office
     500 Galleria Drive Suite 100
     Johnstown, PA 15904-8911
*  Seward Office
     1 Roadway Plaza
     6858 Route 711 Suite One
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
†= Seven Day a Week Banking
     Available
East Hills Drive-up,
1213 Scalp Avenue, Johnstown
Main Office, 216 Franklin Street,
     Johnstown
The Galleria, Johnstown
Goga’s Service Station, Cairnbrook
AMERISERV RESIDENTIAL
LENDING LOCATIONS
Main Office Downtown
216 Franklin Street
PO Box 520
Johnstown, PA 15907-0520
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
Johnstown, PA 15907-0430
(814) 533-5300
AGENTS
     The transfer agent and registrar for AmeriServ Financial, Inc.’s common stock is:
Computershare Investor Services
P O Box 43078
Providence, RI 02940-3078
Shareholder Inquiries: 1-800-730-4001
Internet Address: http://www.Computershare.com
INFORMATION
     Analysts, investors, shareholders, and others seeking financial data about AmeriServ Financial, Inc. or any of its subsidiaries’ annual and quarterly reports, proxy statements, 10-K, 10-Q, 8-K, and call reports — are asked to contact Jeffrey A. Stopko, Senior Vice President & Chief Financial Officer at (814) 533-5310 or by e-mail at JStopko@AMERISERVFINANCIAL.com. The Company also maintains a website (www.AmeriServFinancial.com) that makes available, free of charge, such reports and proxy statements and other current financial information, such as press releases and SEC documents, as well as the corporate governance documents under the Investor Relations tab on the Company’s website.