Form 10-Q
period 2009-03-31
AMERISERV FINANCIAL INC /PA/
filed 2009-05-08
CIK 707605

                                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

X

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the period ended                March 31, 2009

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

                    X     Yes

       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period) that the registrant was required to submit and post such files).

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

               Class

                                        Outstanding at May 1, 2009

Common Stock, par value $2.50

             21,149,352

per share

AmeriServ Financial, Inc.

      Item 1. Financial Statements

                                                                                        AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Cash and due from depository institutions	$ 17,446	$ 17,945
Interest bearing deposits	1,665	1,601
Short-term investments in money market funds	10,817	15,578
Total cash and cash equivalents	29,928	35,124
Investment securities:
Available for sale	124,567	126,781
Held to maturity (market value $14,784 on March 31, 2009 and $16,323 on December 31, 2008)	14,286	15,894
Loans held for sale	2,071	1,000
Loans	725,627	706,799
Less: Unearned income	737	691
Allowance for loan losses	10,661	8,910
Net loans	714,229	697,198
Premises and equipment, net	9,279	9,521
Accrued income receivable	3,889	3,735
Goodwill	13,497	13,497
Core deposit intangibles	-	108
Bank owned life insurance	33,179	32,929
Net deferred tax asset	11,986	12,651
Regulatory stock	9,739	9,739
Other assets	8,412	8,752
TOTAL ASSETS	$ 975,062	$ 966,929

LIABILITIES
Non-interest bearing deposits	$ 118,769	$ 116,372
Interest bearing deposits	628,044	578,584
Total deposits	746,813	694,956

Short-term borrowings	76,500	119,920
Advances from Federal Home Loan Bank	13,846	13,858
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	103,431	146,863
Other liabilities	10,564	11,858
TOTAL LIABILITIES	860,808	853,677

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding for the periods presented	20,475	20,447
Common stock, par value $2.50 per share; 30,000,000 shares authorized; 26,333,319 shares issued and 21,144,700 outstanding on March 31, 2009; 26,317,450 shares issued and 21,128,831 outstanding on December 31, 2008	65,833	65,794
Treasury stock at cost, 5,188,619 shares on March 31, 2009 and December 31, 2008	(68,659)	(68,659)
Capital surplus	79,315	79,353
Retained earnings	20,807	20,533
Accumulated other comprehensive loss, net	(3,517)	(4,216)
TOTAL SHAREHOLDERS' EQUITY	114,254	113,252
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 975,062	$ 966,929

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three months ended
	March 31,	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$ 10,349	$ 10,462
Interest bearing deposits	1	6
Short-term investments in money market funds	14	49
Federal funds sold	-	4
Investment securities:
Available for sale	1,398	1,523
Held to maturity	173	238
Total Interest Income	11,935	12,282

INTEREST EXPENSE
Deposits	3,255	4,499
Short-term borrowings	129	632
Advances from Federal Home Loan Bank	130	136
Guaranteed junior subordinated deferrable interest debentures	280	280
Total Interest Expense	3,794	5,547

NET INTEREST INCOME	8,141	6,735
Provision for loan losses	_1,800	150
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,341	6,585

NON-INTEREST INCOME
Trust fees	1,559	1,790
Net realized gains on investment securities	101	-
Net gains on loans held for sale	118	89
Service charges on deposit accounts	673	734
Investment advisory fees	137	226
Bank owned life insurance	250	249
Other income	723	750
Total Non-Interest Income	3,561	3,838

NON-INTEREST EXPENSE
Salaries and employee benefits	5,092	4,830
Net occupancy expense	722	661
Equipment expense	415	431
Professional fees	920	769
Supplies, postage and freight	294	330
Miscellaneous taxes and insurance	344	353
FDIC deposit insurance expense	32	22
Amortization of core deposit intangibles	108	216
Other expense	1,235	1,167
Total Non-Interest Expense	9,162	8,779

PRETAX INCOME	740	1,644
Income tax expense	207	415
NET INCOME	533	1,229

Preferred stock dividends	259	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 274	$ 1,229

PER COMMON SHARE DATA:
Basic:
Net income	$ 0.01	$ 0.06
Average number of shares outstanding	21,137	22,060
Diluted:
Net income	$ 0.01	$ 0.06
Average number of shares outstanding	21,137	22,062
Cash dividends declared	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

Three months ended		Three months ended
	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES
Net income	$ 533	$ 1,229
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Provision for loan loss	1,800	150
Depreciation expense	403	365
Amortization expense of core deposit intangibles	108	216
Net amortization of investment securities	20	54
Net realized gains on investment securities available for sale	(101)	-
Net realized gains on loans held for sale	(118)	(89)
Amortization of deferred loan fees	(122)	(105)
Origination of mortgage loans held for sale	(14,051)	(7,810)
Sales of mortgage loans held for sale	13,098	7,699
Decrease (increase) in accrued income receivable	(154)	17
Decrease in accrued expense payable	(923)	(433)
Earnings on bank owned life insurance	(250)	(249)
Net increase in other assets	(670)	(1,042)
Net (decrease) increase in other liabilities	(213)	410
Net cash (used in) provided by operating activities	(640)	412

INVESTING ACTIVITIES
Purchases of investment securities - available for sale	(6,777)	(11,528)
Purchases of regulatory stock	-	(1,345)
Proceeds from redemption of regulatory stock	-	760
Proceeds from sales of investment securities – available for sale	3,433	-
Proceeds from maturities of investment securities – available for sale	6,741	21,431
Proceeds from maturities of investment securities – held to maturity	1,594	3,754
Long-term loans originated	(35,366)	(18,191)
Principal collected on long-term loans	28,916	21,791
Loans purchased or participated	(15,500)	(2,500)
Loans sold or participated	3,950	2,500
Net increase in other short-term loans	(591)	(78)
Purchases of premises and equipment	(161)	(886)
Net cash (used in) provided by investing activities	(13,761)	15,708

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	53,025	(27,060)
Net (decrease) increase in other short-term borrowings	(43,420)	22,475
Principal borrowings on advances from Federal Home Loan Bank	-	2,000
Principal repayments on advances from Federal Home Loan Bank	(12)	(11)
Purchase of treasury stock	-	(1,101)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(254)	(254)
Preferred stock dividends	(163)	-
Proceeds from stock purchase plan	29	25
Net cash provided by (used in) financing activities	9,205	(3,926)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,196)	12,194
CASH AND CASH EQUIVALENTS AT JANUARY 1	35,124	24,912
CASH AND CASH EQUIVALENTS AT MARCH 31	$ 29,928	$37,106

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 18 locations in Pennsylvania.  The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.4 billion that are not recognized on the Company’s balance sheet at March 31, 2009.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

3.

Accounting Policies

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered.  A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method.  The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 1,544,509 common shares, at exercise prices ranging from $2.31 to $6.10, and 220,909 common shares, at exercise prices ranging from $3.01 to $6.10, were outstanding as of March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.  Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended March 31,
	2009	2008
	(In thousands, except per share data)
Numerator:
Net income	$ 533	$ 1,229
Preferred stock dividends	259	-
Net Income available to common shareholders	$ 274	$ 1,229

Denominator:
Weighted average common shares
outstanding (basic)	21,137	22,060
Effect of stock options/warrants	-	2
Weighted average common shares
outstanding (diluted)	21,137	22,062

Earnings per common share:
Basic	$0.01	$0.06
Diluted	0.01	0.06

5.

Comprehensive Income

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for the defined benefit plan.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

		Three months ended
	March 31,
	2009	2008

Net income	$ 533	$ 1,229

Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	117	82
Income tax effect	(40)	(28)
Reclassification adjustment for gains on available for sale securities included in net income	(101)	-
Income tax effect	34	-
Unrealized holding gains on available for sale securities arising during period	1,043	1,601
Income tax effect	(354)	(544)
Other comprehensive income	699	1,111

Comprehensive income	$ 1,232	$ 2,340

6.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds.  The Company made $43,000 in income tax payments in the first three months of 2009 as compared to $137,000 for the first three months of 2008.  The Company made total interest payments of $4,717,000 in the first three months of 2009 compared to $5,980,000 in the same 2008 period.

7.

Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

March 31, 2009		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 10,591	$ 125	$ -	$ 10,716
U.S. Agency mortgage- backed securities	110,875	3,005	(43)	113,837
Other securities	25	-	(11)	14
Total	$121,491	$ 3,130	$ (54)	$ 124,567

Investment securities held to maturity (HTM):

March 31, 2009		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,064	$ 89	$ -	$ 3,153
U.S. Agency mortgage- backed securities	9,222	421	-	9,643
Other securities	2,000	-	(12)	1,988
Total	$ 14,286	$ 510	$ (12)	$ 14,784

Investment securities available for sale (AFS):

December 31, 2008		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 10,387	$ 188	$ -	$ 10,575
U.S. Agency mortgage-backed securities	114,380	2,057	(248)	116,189
Other securities	24	-	(7)	17
Total	$124,791	$ 2,245	$ (255)	$126,781

Investment securities held to maturity (HTM):

December 31, 2008		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,082	$ 118	$ -	$ 3,200
U.S. Agency mortgage-backed securities	9,562	321	-	9,883
Other securities	3,250	-	(10)	3,240
Total	$ 15,894	$ 439	$ (10)	$ 16,323

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At March 31, 2009 and December 31, 2008, 98.5% and 97.7% of the portfolio was rated "AAA", respectively.  Less than 1% of the portfolio was rated below “A” or unrated at March 31, 2009 and December 31, 2008.   At March 31, 2009, the Company’s consolidated investment securities portfolio had a modified duration of approximately 1.6 years. The gross gains on investment security sales in the first quarter of 2009 were $101,000.  The Company has no exposure to sub-prime mortgage loans in either the loan or investment portfolios.

 The following tables present information concerning investments with unrealized losses as of March 31, 2009 and December 31, 2008 (in thousands):

Investment securities available for sale:

March 31, 2009	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency mortgage-
backed securities	$ 3,185	$ (30)	$ 6,939	$ (13)	$10,124	$ (43)
Other securities	-	-	14	(11)	14	(11)
Total	$ 3,185	$ (30)	$ 6,953	$ (24)	$10,138	$ (54)

Investment securities held to maturity:

March 31, 2009	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$ -	$ -	$ 1,988	$ (12)	$ 1,988	$ (12)
Total	$ -	$ -	$ 1,988	$ (12)	$ 1,988	$ (12)

Investment securities available for sale:

December 31, 2008	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency mortgage-
backed securities	$ 31,063	$ (226)	$3,375	$ (22)	$ 34,438	$ (248)
Other securities	-	-	17	(7)	17	(7)
Total	$ 31,063	$ (226)	$3,392	$ (29)	$ 34,455	$ (255)

Investment securities held to maturity:

December 31, 2008	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$ -	$ -	$3,240	$ (10)	$ 3,240	$ (10)
Total	$ -	$ -	$3,240	$ (10)	$ 3,240	$ (10)

For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  There are 8 positions that are considered temporarily impaired at March 31, 2009.  The Company reviews its position quarterly and has asserted that at March 31, 2009, the declines outlined in the above table represent temporary declines and the Company does have the ability and intent to hold those securities to maturity or to allow a market recovery.

8.

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

The following tables present the assets reported on the balance sheet at their fair value as of March 31, 2009 and December 31, 2008, by level within the fair value hierarchy.  As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at March 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$124,567	$ 14	$ 124,553	$ -
Loans held for sale	2,071	2,071	-	-
Fair value of swap asset	329	-	329	-

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at March 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$ 941	$ -	$ -	$ 941
Other real estate owned	1,270	-	1,270	-

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$126,781	$ 17	$ 126,764	$ -
Loans held for sale	1,000	1,000	-	-
Fair value of swap asset	336	-	336	-

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$ 857	$ -	$ 857	$ -
Other real estate owned	1,195	-	1,195	-

Loans considered impaired under FAS 114, “Accounting by Creditors for Impairment of a Loan,” as amended by FAS 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 input based on the discounting of the collateral.  At March 31, 2009, impaired loans with a carrying value of $1.7 million were reduced by specific valuation allowance totaling $825,000 resulting in a net fair value of $941,000, based on Level 3 inputs.

Other real estate owned (OREO) is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

9.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Commercial	$ 113,691	$ 110,197
Commercial loans secured by real estate	372,113	353,870
Real estate – mortgage	214,349	218,928
Consumer	25,474	23,804
Total loans	725,627	706,799
Less: Unearned income	737	691
Loans, net of unearned income	$ 724,890	$ 706,108

Real estate-construction loans comprised 5.8%, and 6.2% of total loans, net of unearned income, at March 31, 2009 and December 31, 2008, respectively.  The Company has no exposure to sub prime mortgage loans in either the loan or investment portfolios.

10.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended
	March 31,
	2009	2008
Balance at beginning of period	$ 8,910	$ 7,252
Charge-offs:
Commercial	(3)	(6)
Commercial loans secured by real estate	(37)	-
Real estate-mortgage	(26)	(38)
Consumer	(51)	(87)
Total charge-offs	(117)	(131)
Recoveries:
Commercial	2	5
Commercial loans secured by real estate	5	6
Real estate-mortgage	18	1
Consumer	43	26
Total recoveries	68	38

Net charge-offs	(49)	(93)
Provision for loan losses	1,800	150
Balance at end of period	$ 10,661	$ 7,309

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.03%	0.06%
Annualized provision for loan losses	1.02	0.10
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.47	1.15

11.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	March 31, 2009	December 31, 2008
Non-accrual loans
Commercial	$ 1,067	$ 1,128
Commercial loans secured by real estate	699	484
Real estate-mortgage	1,588	1,313
Consumer	475	452
Total	3,829	3,377

Other real estate owned
Commercial loans secured by real estate	776	701
Real estate-mortgage	494	494
Total	1,270	1,195

Total non-performing assets	$ 5,099	$ 4,572
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	0.70%	0.65%

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

	Three months ended
	March 31,
	2009	2008
Interest income due in accordance
with original terms	$ 49	$ 53
Interest income recorded	-	(130)
Net reduction (increase) in interest income	$ 49	$ (77)

12.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at March 31, 2009, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 26,500	0.67%

Advances	2009	53,004	0.65
	2010	10,000	3.36
	2011 and after	842	6.44
		63,846	1.15

Total FHLB borrowings		$ 90,346	1.01%

The rate on Open Repo Plus advances can change daily, while the rate on the advances is fixed until the maturity of the advance.

13.

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

On December 19, 2008, the Company sold to the U.S. Treasury for an aggregate purchase price of $21 million in cash 21,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D.  In conjunction with the purchase of these senior preferred shares, the U.S. Treasury also received warrants to purchase up to 1,312,500 shares of the Company’s common stock. The warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $2.40 per share. The $21 million in proceeds was allocated to the Series D Preferred Stock and the warrants based on their relative fair values at issuance (approximately $20.4 million was allocated to the Series D Preferred Stock and approximately $600,000 to the warrants).  The difference between the initial value allocated to the Series D Preferred Stock of approximately $20.4 million and the liquidation value of $21 million will be charged to surplus over the first three years of the contract.  Cumulative dividends on Series D Preferred Stock are payable quarterly at 5% through December 19, 2013 and at a rate of 9% thereafter.  As a result of the decision by the Company to accept a preferred stock investment under the U.S. Treasury’s CPP for a period of three years the Company is no longer permitted to repurchase stock or declare and pay dividends on common stock without the consent of the U.S. Treasury.

14.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2009, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  The Company believes that no conditions or events have occurred that would change this conclusion.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

	Actual			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$121,077	16.03%	$ 60,439	8.00%	$ 75,549	10.00%
Bank	94,293	12.53	60,183	8.00	75,229	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	111,612	14.77	30,220	4.00	45,329	6.00
Bank	84,867	11.28	30,092	4.00	45,137	6.00

Tier 1 Capital (to Average Assets)
Consolidated	111,612	11.82	37,786	4.00	47,233	5.00
Bank	84,867	9.24	36,734	4.00	45,918	5.00

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

Retail banking includes the deposit-gathering branch franchise, lending to both individuals and small businesses, and financial services.  Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans.  Financial services include the sale of mutual funds, annuities, and insurance products.  Commercial lending to businesses includes commercial loans, and commercial real-estate loans.  The trust segment has two primary business divisions, traditional trust and union collective investment funds. Traditional trust includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts. Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment.  The union collective investment funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor.  The financial results of West Chester Capital Advisors, a registered investment advisory firm, are also included in the Trust segment.  The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management.  Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results of operations for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three months ended
	March 31, 2009		March 31, 2009
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,013	$ 377	$ 338,758
Commercial lending	2,997	(301)	493,910
Trust	1,712	144	3,541
Investment/Parent	980	313	138,853
Total	$ 11,702	$ 533	$ 975,062

	Three months ended
	March 31, 2008		March 31, 2008
	Total revenue	Net income (loss)	Total assets
Retail banking	$ 5,808	$ 380	$ 343,028
Commercial lending	2,618	730	404,275
Trust	2,041	463	3,079
Investment/Parent	106	(344)	151,967
Total	$ 10,573	$ 1,229	$ 902,349

16.

Commitments and Contingent Liabilities

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $113.5 million and standby letters of credit of $12.9 million as of March 31, 2009.

Additionally, the Company is also subject to a number of asserted and unasserted potential claims encountered in the normal course of business.  In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

 17.

Pension Benefits

The Company has a noncontributory defined benefit pension plan covering all employees who work at least 1,000 hours per year.  The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities, corporate notes and bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 10% of the plan’s assets), mutual funds, and short-term cash equivalent instruments.

	Three months ended
	March 31,
	2009	2008
Components of net periodic benefit cost
Service cost	$ 232	$ 241
Interest cost	234	233
Expected return on plan assets	(308)	(309)
Amortization of prior year service cost	3	1
Amortization of transition asset	(4)	(4)
Recognized net actuarial loss	119	85
Net periodic pension cost	$ 276	$ 247

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2009 FIRST QUARTER SUMMARY OVERVIEW…..It is apparent that our national economy is going through a period of extreme weakness.  The AmeriServ response in these times has been to become even more vigilant in monitoring the strength of our assets, particularly our growing loan portfolio.  We were pleased to note that in the first quarter of 2009 net charge-offs amounted to only $49,000 or just 0.03% of total loans.  Non-performing loans, while increasing moderately since year-end 2008, totaled $5.1 million or just 0.70% of total loans at March 31, 2009.  Overall, our asset quality continues to be good by industry standards.  However, as a part of our diligent review process, we elected to increase the allowance for loan losses by $1.8 million in response to the downgrade of the rating classification of one large performing commercial loan and uncertainties in the local and national economy.  As we learned a few years ago, it is important to be realistic in analyzing risk and to take the actions which are suggested by both analysis and experience.  It is also encouraging to note that the AmeriServ allowance for loan losses now provides coverage of all non-performing assets in the portfolio at 209%.  Our goal is to continue to be vigilant and to maintain the appropriate level of reserves for these times.

In many ways the first quarter of 2009 saw AmeriServ continue to build on the momentum of 2008.  Outstanding loans increased by $20 million when compared with December 31, 2008.  Deposits increased by $52 million over December 31, 2008.  Net interest income declined less than 1% from the fourth quarter 2008 even with the continued low interest rate program by the Federal Reserve.  Non-interest income remained relatively stable with the fourth quarter of 2008 even as wealth management fees declined due to the lower level of the equity markets.

Non-interest expense did increase in the first quarter of 2009.  Conditions in the financial markets have been such that AmeriServ has regularly sought professional assistance in the legal and consulting areas.  This is another price of the vigilance necessary today, and we will continue to avail ourselves of any specialized talent necessary for these times, but there is a price to be paid to bring that talent to bear.

AmeriServ earned $533,000 or $0.01 per share in the first quarter of 2009.  This performance represented a 57% net income decline from the first quarter of 2008 and, as discussed previously, reflects the strengthening of the allowance for loan losses because of the previously discussed credit issues.  This is the fourteenth consecutive quarter of profitable performance which AmeriServ has reported since the balance sheet restructuring in September 2005.

On December 19, 2008, AmeriServ became a participant in the Capital Purchase Program (CPP) of the Treasury Department to stimulate the economy.  AmeriServ was encouraged to participate by our primary regulatory authorities given our healthy balance sheet and our importance as a lender in our primary markets.  Since that date AmeriServ has reported to the Treasury Department that we continue to be a very active lender with $87 million of new loan originations, all within our primary markets.  Unfortunately the CPP itself has been subjected to strong criticism as poorly conceived and poorly executed by the Treasury Department.  We will continue to monitor the program to be certain that it helps AmeriServ do the job of strengthening the local economy.  At the same time, we will continue to maintain a dialogue with the regulators about the restrictions that have been put in place to impact companies who have been responsible for the well publicized excesses.  Thus far, AmeriServ views our participation as positive to the region, but we are concerned about future restrictions which might hamper our ability to respond to the needs of our customers.

AmeriServ is stronger today than at any time since the balance sheet restructuring.  Capital ratios are above industry standards, asset quality is above industry standards, reserves are strong, and loan and deposit totals are growing.  Yet the AmeriServ common stock price reflects none of these easily discernible strengths.  Our reaction has been, and will continue to be, to honor the principles that have been central to the AmeriServ Turnaround.  It is our responsibility to protect this franchise and to continue to make it stronger and more profitable.  We will continue our strategic focus on building a safe and sound community bank and a growing enterprising trust company during these difficult economic times.

THREE MONTHS ENDED MARCH 31, 2009 VS. THREE MONTHS ENDED MARCH 31, 2008

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008

Net income	$ 533	$ 1,229
Diluted earnings per share	0.01	0.06
Return on average assets (annualized)	0.22%	0.55%
Return on average equity (annualized)	1.90%	5.43%

The Company reported net income of $533,000 or $0.01 per diluted common share for the first quarter of 2009.  This represents a decrease of $696,000 or 57% from the first quarter 2008 net income of $1.2 million or $0.06 per diluted common share.  Diluted earnings per share declined more significantly by 83% due to the preferred dividend requirement on the CPP preferred stock in 2009, which amounted to $259,000 and reduced the amount of net income available to common shareholders.  Further strengthening of our allowance for loan losses was the primary factor causing the decline in earnings between periods. This higher provision for loan losses overshadowed strong growth in net interest income due to increased loans outstanding and effective balance sheet management in a declining interest rate environment.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings, it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the first quarter of 2009 to the first quarter of 2008 (in thousands, except percentages):

	Three months ended March 31, 2009	Three months ended March 31, 2008	Change	% Change
Interest income	$ 11,935	$ 12,282	$ (347)	(2.8)%
Interest expense	3,794	5,547	(1,753)	(31.6)
Net interest income	$ 8,141	$ 6,735	$ 1,406	20.9

Net interest margin	3.72%	3.32%	0.40	N/M

N/M - not meaningful

The Company’s net interest income in the first quarter of 2009 increased by $1.4 million or 20.9% from the prior year’s first quarter and the net interest margin rose by 40 basis points over the same comparative period.  The increased net interest income and margin resulted from a combination of good balance sheet growth and the pricing benefits achieved from a steeper positively sloped yield curve.  Specifically, total loans averaged $714 million in the first quarter of 2009, an increase of $80 million or 12.7% over the first quarter of 2008.  The loan growth was driven by increased commercial and commercial real-estate production.  Total deposits averaged $715 million in the first quarter of 2009, an increase of $20 million or 2.9% over the same 2008 quarter.  We believe that uncertainties in the financial markets and the economy have contributed to growth in both money market and demand deposits as consumers have looked for safety in well capitalized community banks like AmeriServ Financial.  Additionally, the Company also benefitted from a favorable decline in interest expense caused by the more rapid downward repricing of both deposits and FHLB borrowings due to the market decline in short-term interest rates.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the first quarter of 2009 decreased by $347,000 when compared to the same 2008 quarter. This decrease was due to a 60 basis point decrease in the earning asset yield to 5.48%.  Within the earning asset base, the yield on the total loan portfolio decreased by 77 basis points to 5.81% and reflects the lower interest rate environment in 2009 as the Federal Reserve has reduced the federal funds rate by over 300 basis points since last year’s first quarter.  The total investment securities yield, however, increased by one basis point to 4.23%.  The Company took advantage of the positively sloped yield curve in the middle of 2008 to position the investment portfolio for better future earnings by selling some of the lower yielding securities in the portfolio at a loss and replacing them with higher yielding securities with a modestly longer duration.  The investment portfolio yield reflected the full benefit of this strategy in the first quarter of 2009.

The $68 million or 8.4% increase in the volume of average earning assets was due to an $80 million or 12.7% increase in average loans, partially offset by a $19 million or 11.1% decrease in average investment securities.  This loan growth was driven by increased commercial real estate loans as a result of successful new business development efforts, particularly in the suburban Pittsburgh market. The Company has found increased commercial lending opportunities in the Pittsburgh market due to the retrenchment of several larger competitors as a result of the turmoil in the financial markets. This loan growth caused the Company’s loan to deposit ratio to average nearly 100% in the first quarter of 2009.  The decline in investment securities was caused by the call of certain agency securities and ongoing cash flow from mortgage-backed securities.  The Company has elected to utilize this cash from lower yielding investment securities to fund higher yielding loans in an effort to improve the Company’s earning asset yield.

The Company's total interest expense for the first quarter of 2009 decreased by $1.8 million or 31.6% when compared to the same 2008 quarter.  This decrease in interest expense was due to a lower cost of funds as the cost of both deposits and borrowings repriced downward with the reductions in short-term interest rates.  Specifically, the cost of interest bearing deposits declined by 91 basis points to 2.19% while the cost of all FHLB borrowings dropped by 246 basis points to 0.96%.  This decrease in funding costs more than offset the additional interest expense associated with a $38 million increase in the volume of interest bearing liabilities.  Additionally, the Company’s funding mix also benefited from a $2.7 million increase in non-interest bearing demand deposits.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended March 31, 2009 and March 31, 2008 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on certain non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended March 31 (In thousands, except percentages)

		2009			2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$714,253	$ 10,360	5.81%	$633,809	$ 10,483	6.58%
Deposits with banks	3,158	1	0.12	498	6	3.24
Short-term investment in money market funds	10,112	14	0.55	6,252	49	3.13
Federal funds sold	55	-	-	424	4	3.50
Investment securities – AFS	132,483	1,398	4.22	148,860	1,523	4.09
Investment securities – HTM	15,982	173	4.33	18,199	238	5.23
Total investment securities	148,465	1,571	4.23	167,059	1,761	4.22
Total interest earning assets/interest income	876,043	11,946	5.48	808,042	12,303	6.08
Non-interest earning assets:
Cash and due from banks	15,488			17,935
Premises and equipment	9,446			8,886
Other assets	71,004			69,735
Allowance for loan losses	(9,144)			(7,309)
TOTAL ASSETS	$962,837			$897,289

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 62,355	$ 75	0.49%	$ 64,310	$ 222	1.38%
Savings	71,759	134	0.76	68,666	131	0.77
Money markets	141,442	581	1.67	104,180	697	2.68
Other time	326,221	2,465	3.06	347,134	3,450	3.99
Total interest bearing deposits	601,777	3,255	2.19	584,290	4,500	3.10
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	94,901	129	0.55	76,997	631	3.24
Advances from Federal Home Loan Bank	13,853	130	3.79	11,718	136	4.66
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	723,616	3,794	2.12	686,090	5,547	3.24
Non-interest bearing liabilities:
Demand deposits	113,298			110,645
Other liabilities	12,265			9,526
Shareholders' equity	113,658			91,028
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$962,837			$897,289
Interest rate spread			3.36			2.84
Net interest income/ Net interest margin		8,152	3.72%		6,756	3.32%
Tax-equivalent adjustment		(11)			(21)
Net Interest Income		$ 8,141			$ 6,735

…..PROVISION FOR LOAN LOSSES..... The Company recorded a $1.8 million provision for loan losses in the first quarter of 2009 compared to a $150,000 provision in the first quarter of 2008, an increase of $1.65 million.  When determining the provision for loan losses, the Company considers a number of factors, some of which include periodic credit reviews, delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends.  The higher loan provision in the first quarter of 2009 was caused by the Company’s decision to strengthen its allowance for loan losses due to the downgrade of the rating classification of an $11 million performing commercial loan and uncertainties in the local and national economies.  The Company’s net charge-offs in the first quarter of 2009 amounted to only $49,000 or 0.03% of total loans.  This amount was comparable with the net charge-offs of $93,000 or 0.06% of total loans experienced in the first quarter of 2008.  Non-performing assets increased moderately to $5.1 million or 0.70% of total loans at March 31, 2009 compared to $4.6 million or 0.65% of total loans at December 31, 2008.  Overall, the allowance for loan losses provided 209% coverage of non-performing assets and was 1.47% of total loans at March 31, 2009 compared to 195% of non-performing assets and 1.26% of total loans at December 31, 2008.  Note also that the Company has no direct exposure to sub-prime mortgage loans in either its loan or investment portfolios.

.....NON-INTEREST INCOME.....Non-interest income for the first quarter of 2009 totaled $3.6 million; a decrease of $277,000 or 7.2% from the first quarter 2008 performance.  Factors contributing to this reduced level of non-interest income in 2009 included:

*  a $320,000 decline in trust and investment advisory fees due to reductions in the market value of assets managed due to lower equity and real estate values in the first quarter of 2009.

*  a $101,000 gain realized on the sale of investment securities as the Company took advantage of market opportunities to profitably sell securities in order to provide additional liquidity to fund  the strong loan growth.

*  a $61,000 decrease in deposit service charges due to a reduced level of overdraft fees in the first quarter of 2009.

* a $29,000 or 32.6% increase in gains realized on residential mortgage loan sales into the secondary market in the first quarter of 2009.  As a result of increased mortgage purchase and refinance activity in the Company’s primary market, there were $13 million of residential mortgage loans sold into the secondary market in the first quarter of 2009 compared to $8 million in the first quarter of 2008.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first quarter of 2009 totaled $9.2 million and increased by $383,000 or 4.4% from the prior year’s first quarter. Total salaries and benefits expense increased by $262,000 or 5.4% due to greater incentive compensation and health care costs.  The other main factor causing the increase in non-interest expense was a $151,000 increase in professional fees.  The increased professional fees resulted primarily from higher legal, consulting and other professional fees in the first quarter of 2009.

.....INCOME TAX EXPENSE.....The Company recorded an income tax expense of $207,000 in the first three months of 2009 which reflects an estimated effective tax rate of approximately 28.0%. The income tax expense recorded in the first three months of 2008 was $415,000 and reflected an effective tax rate of approximately 25.2%.  The Company’s deferred tax asset declined to $12.0 million at March 31, 2009 due to the ongoing utilization of net operating loss carryforwards and improved market value of the AFS investment portfolio.

…..SEGMENT RESULTS.….Retail banking’s net income contribution was $377,000 in the first quarter of 2009 compared to $380,000 for the same comparable period of 2008.  The 2009 net income performance is comparable to the 2008 performance due to the positive impact of increased net interest income and reduced non-interest expense, which has been basically offset by an increased provision for loan losses.

The commercial lending segment reported a net loss for the first quarter of 2009 of $301,000 compared to $730,000 of net income earned in the first quarter of 2008.  The reduced earnings in 2009 was caused by an increased provision for loan losses due to the previously discussed strengthening of the allowance for loan losses.  This higher provision more than offset an increased level of net interest income due to the strong commercial real-estate loan growth achieved over the past year.

The trust segment’s net income contribution in the first quarter of 2009 amounted to $144,000 compared to $463,000 for the same 2008 period.  The major reason for the decrease between years was due to less wealth management revenue as a result of fewer assets under management due to the declines experienced in the equity markets during the past year.  This segment has also experienced an increase in non-interest expenses due to increased personnel costs and higher legal and consulting fees.

The investment/parent segment reported net income of $313,000 in the first quarter of 2009, which was an improvement over the net loss of $344,000 realized in the first quarter of 2008.  The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve, which has caused net interest income in this segment to increase.  Also, the previously discussed investment portfolio repositioning to improve the portfolio yield benefitted the results of this segment.

.....BALANCE SHEET.....The Company's total consolidated assets were $975 million at March 31, 2009, which was modestly up by $8.1 million or 0.8% from the $967 million level at December 31, 2008. The Company’s loans totaled $727 million at March 31, 2009, an increase of $19.9 million or 2.8% as a result of continued growth in the commercial loan portfolio. Note that the Company’s commercial loan pipelines remain good as we enter the second quarter of 2009 so we expect to see continued loan growth in the second quarter.  Investment securities and short-term money market investments declined by $8.6 million so far in 2009 due to principal repayments in the mortgage backed securities portfolio and $3.4 million of investment security sales in the first quarter.  The Company has elected to utilize this cash to fund loan growth.

The Company’s deposits totaled $747 million at March 31, 2009, which was $51.9 million or 7.5% higher than December 31, 2008 due to an increase in money market deposits, certificates of deposit and demand deposit account balances.  We believe that uncertainties in the financial markets and the economy have contributed to growth in our deposits as consumers have looked for safety in well capitalized community banks like AmeriServ Financial.  As a result of this deposit growth, we were able to reduce short-term FHLB borrowings by $43.4 million during the first quarter of 2009.  Total FHLB borrowings now represent 9.3% of total assets compared to 13.8% at December 31, 2008.  The Company’s total shareholders’ equity has increased by $1.0 million since year-end 2008, and the Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at March 31, 2009 of 11.82%.  The Company’s tangible book value per common share at March 31, 2009 was $3.80 and its tangible common equity to tangible assets ratio was 8.35%.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, classified assets and restructured loans (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2009	2008	2008
Total loan delinquency (past
due 30 to 89 days)	$ 3,772	$4,396	$ 3,866
Total non-accrual loans	3,829	3,377	2,834
Total non-performing assets*	5,099	4,572	3,050
Total classified loans	24,145	13,235	8,984
Total restructured loans	17,619	1,360	1,313
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.52%	0.62%	0.61%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	0.53	0.48	0.45
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	0.70	0.65	0.48
Non-performing assets as a percentage of total assets	0.52	0.47	0.34

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned.

As a result of the weakening economy, non-performing assets have trended upward over the past year and now total $5.1 million or 0.70% of total loans.  The increase in both classified loans and restructured loans in the first quarter of 2009 was largely due to the downgrade of an $11 million performing commercial loan in the restaurant industry to a substandard rating.  The Company restructured this loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period in an effort to give the borrower greater flexibility to restructure its operations to improve its cash flows during this difficult economic period.  The Company has never had any payment delinquency with this borrower.  Overall, loan delinquency levels have remained below 1.0% during all periods presented and reflect the continued good loan portfolio quality.  While we are pleased with our asset quality, we continue to closely monitor the portfolio given the recessionary economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio.  As of March 31, 2009, the 25 largest credits represented 30.9% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	March 31,	December 31,	March 31,
	2009	2008	2008
Allowance for loan losses	$10,661	$8,910	$7,309
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.47%	1.26%	1.15%
total delinquent loans
(past due 30 to 89 days)	282.64	202.68	189.06
total non-accrual loans	278.43	263.84	257.90
total non-performing assets	209.08	194.88	239.64

The allowance for loan losses provided 209% coverage of non-performing assets at March 31, 2009 compared to 195% coverage at December 31, 2008, and 240% coverage at March 31, 2008.  The allowance for loan losses to total loans ratio increased to 1.47% since year-end 2008 as the loan loss provision significantly exceeded net charge-offs in the first quarter of 2009.  The Company decided to build its allowance for loan losses over the past year due to the downgrade of the rating classification of several performing commercial loans and uncertainties in the local and national economies.

.....LIQUIDITY.....The Bank’s liquidity position has been strong during the last several years when the Bank was undergoing a turnaround and a return to traditional community banking.  Our core retail deposit base remained stable throughout the early part of this period and has recently shown nice growth which has been adequate to fund the Bank’s operations.  Cash flow from maturities, prepayments and amortization of securities was also used to fund the strong net loan growth that the Company has achieved over the past several years.  With our loan to deposit ratio now operating near 100%, we plan to focus on continuing to raise deposits in 2009 to fund future loan growth.  FHLB borrowings should remain near their current level in 2009.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $5.2 million from December 31, 2008, to March 31, 2009, due to $14.4 million of cash used in investing activities and operating activities.  This was partially offset by $9.2 million of cash provided by financing activities.  Within investing activities, cash provided by investment security maturities and sales exceeded purchases of new investment securities by $5.0 million.  Cash advanced for new loan fundings and purchases totaled $50.9 million and was $18.0 million higher than the $32.9 million of cash received from loan principal payments and sales.  Within financing activities, deposits increased by $53 million, which was used to paydown short-term borrowings by $43.4 million and help fund the previously mentioned loan growth.

The Parent Company had $23 million of cash, short-term investments, and securities at March 31, 2009, which was comparable with the year-end 2008 total.  We have elected to retain the majority of the $21 million of funds received from the CPP preferred stock at the Parent Company to provide us with greater liquidity and financial flexibility.  Additionally, dividend payments from our subsidiaries also provide ongoing cash to the Parent.  At March 31, 2009, the subsidiary bank had $2.4 million of cash available for immediate dividends to the Parent per the applicable regulatory formulas.

.....CAPITAL RESOURCES.....The Company continues to be considered well capitalized as the asset leverage ratio was 11.82% and the Tier 1 capital ratio was 14.77% at March 31, 2009.  Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios.  At March 31, 2009, accumulated other comprehensive loss amounted to $3.5 million.  The Company’s tangible common equity to tangible assets ratio was 8.35% at March 31, 2009.  We anticipate that our strong capital ratios may further increase in 2009 due to the retention of all earnings, which will be partially offset by preferred dividend requirements and growth of the balance sheet.

Our decision to accept the $21 million CPP preferred stock investment in December 2008 did strengthen our capital ratios.  However as a result of this decision, for a period of three years we are no longer permitted to repurchase stock or declare and pay common dividends without the consent of the U.S. Treasury.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	3.9%	10.6%
100bp increase	4.0	8.4
100bp decrease	(11.1)	(17.5)

The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at 0.25%.  The variability of net interest income is positive in the upward rate shocks as the Company has better diversified its loan portfolio over the past year with more loans now tied to LIBOR.  The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

.....OFF BALANCE SHEET ARRANGEMENTS…..The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $113.5 million and standby letters of credit of $12.9 million as of March 31, 2009.

.....CRITICAL ACCOUNTING POLICIES AND ESTIMATES.....The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles and conform to general practices within the banking industry.  Accounting and reporting policies for the allowance for loan losses, goodwill, income taxes, and investment securities are deemed critical because they involve the use of estimates and require significant management judgments.  Application of assumptions that differ from actual performance could result in material changes in the Company’s financial position or results of operation.

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

Commercial loans and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $9.1 million, or 86%, of the total allowance for credit losses at March 31, 2009 has been allocated to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  The Company’s goodwill relates to value inherent in the banking business and the value is dependent upon the Company’s ability to provide quality, cost-effective services in the face of free competition from other market participants on a regional basis.  This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of the Company’s services.  As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted and the loyalty of the Company’s depositors over a longer time frame.  The quality and value of a Company’s assets is also an important factor to consider when performing goodwill impairment testing.  A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective value added services over sustained periods can lead to impairment of goodwill.

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value.  The Company’s testing in 2008 indicated that its goodwill was not impaired.  However, deteriorating economic conditions could result in impairment, which would adversely affect earnings in future periods.

Account — Income Taxes

Balance Sheet Reference — Deferred Tax Asset and Current Taxes Payable

Income Statement Reference — Provision for Income Taxes

Description

In accordance with the liability method of accounting for income taxes specified in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” the provision for income taxes is the sum of income taxes both currently payable and deferred.  The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities as measured by the enacted tax rates that management estimates will be in effect when the differences reverse.

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of March 31, 2009, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.  A decline in value that is to be considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operation.  At March 31, 2009, nearly 100% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by Government agencies, U.S. Treasury or Government sponsored agencies.  The Company believes the price movements in these securities are dependent upon the movement in market interest rates.  The Company’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

.....FORWARD LOOKING STATEMENT.....

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and our growing Trust Company.  In accordance with our strategic plan, AmeriServ will maintain its focus as a community bank delivering banking and trust services to the best of our ability. AmeriServ does not intend to succumb to the lure of quick fixes and fancy financial gimmicks. We have seen where that path leads, and have marveled at how many knowledgeable people fall victim. Additionally, we expect to face increased regulatory costs and higher FDIC insurance expense in the future (in the form of both higher regular premiums and special FDIC assessments).  Despite these expected challenges, it is our plan to continue to build AmeriServ into a potent banking force in this region and in this industry.  Our focus encompasses the following:

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

• Expense Rationalization - a quick review of recent AmeriServ financial statements tells the story of a continuing process of trying to rationalize expenses.  This has not been a program of broad based cuts, but has been targeted so AmeriServ stays strong but spends less. However, this initiative takes on new importance because it is critical to be certain that future expenditures are directed to areas that are playing a positive role in the drive to improve revenues.

Each of the preceding charges has become the focus at AmeriServ, particularly in the three major customer service, revenue generating areas.

1.

THE RETAIL BANK — this business unit had a successful 2008 and is positioned to continue to grow.  It has a solid array of banking services that includes deposit gathering, consumer lending and residential mortgages.  With its broad distribution of community offices in its primary market, this business unit provides a solid foundation for the company to grow from.

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

3.

TRUST COMPANY — the Trust Company has already proven its ability to grow its assets under management along with its fees. It has restructured itself into a true 21st Century business model which has improved its marketplace focus. It has a positive investment performance record, which enables it to excel in traditional trust functions such as wealth management. The Trust Company has created a niche in the vast market of union managed pension funds. Resources will continue to be channeled to the Trust Company so that this kind of creativity can continue to lead to new opportunities.  However, synergies need to be developed between the Trust Company and West Chester Capital Advisors so that revenue growth can be further enhanced.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2009, are effective.

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

Item 1A.   Risk Factors

   There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

3.3

Certificate of Designation of Rights of Fixed Rate Cumulative Perpetual Preferred Stock, Series D (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

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

AmeriServ Financial, Inc.
Registrant

Date: May 7, 2009	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: May 7, 2009	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

May 7, 2009

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

Exhibit 99.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and its consolidated subsidiaries as of March 31, 2009; the related consolidated statements of operations for the three-months ended March 31, 2009 and 2008; and the consolidated statement of cash flows for the three-months ended March 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 2, 2009, we expressed an unqualified opinion on those consolidated financial statements.

/s/S.R. Snodgrass, A.C.

Wexford, PA

May 7, 2009

Exhibit 15.1

May 7, 2009

AmeriServ Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the period ended March 31, 2009, as indicated in our report dated May 7, 2009.  Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference in the following Registration Statements:

Registration Statement No. 33-56604 on Form S-3

Registration Statement No. 33-53935 on Form S-8

Registration Statement No. 33-55845 on Form S-8

Registration Statement No. 33-55207 on Form S-8

Registration Statement No. 33-55211 on Form S-8

Registration Statement No. 333-67600 on Form S-8

Registration Statement No. 333-50225 on Form S-3

Registration Statement No. 333-120022 on Form S-3

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

Date: May 8, 2009	/s/Allan R. Dennison
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

Date: May 8, 2009	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Senior Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

May 8, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Senior Vice President and

Chief Financial Officer

May 8, 2009