Form 10-Q
period 2009-06-30
AMERISERV FINANCIAL INC /PA/
filed 2009-08-07
CIK 707605

                                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

X

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the period ended                June 30, 2009

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

               Class

                                        Outstanding at August 3, 2009

Common Stock, par value $0.01

             21,159,533

per share

AmeriServ Financial, Inc.

      Item 1. Financial Statements

                                                                                        AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	June 30, 2009	December 31, 2008

ASSETS
Cash and due from depository institutions	$ 17,627	$ 17,945
Interest bearing deposits	1,713	1,601
Short-term investments in money market funds	7,516	15,578
Total cash and cash equivalents	26,856	35,124
Investment securities:
Available for sale	122,504	126,781
Held to maturity (market value $13,967 on June 30, 2009 and $16,323 on December 31, 2008)	13,615	15,894
Loans held for sale	6,839	1,000
Loans	733,536	706,799
Less: Unearned income	726	691
Allowance for loan losses	13,606	8,910
Net loans	719,204	697,198
Premises and equipment, net	9,034	9,521
Accrued income receivable	4,056	3,735
Goodwill	13,497	13,497
Core deposit intangibles	-	108
Bank owned life insurance	33,433	32,929
Net deferred tax asset	12,496	12,651
Regulatory stock	9,739	9,739
Other assets	7,626	8,752
TOTAL ASSETS	$ 978,899	$ 966,929

LIABILITIES
Non-interest bearing deposits	$ 115,289	$ 116,372
Interest bearing deposits	668,518	578,584
Total deposits	783,807	694,956

Short-term borrowings	43,868	119,920
Advances from Federal Home Loan Bank	13,834	13,858
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	70,787	146,863
Other liabilities	11,425	11,858
TOTAL LIABILITIES	866,019	853,677

SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding for the periods presented	20,502	20,447
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,345,420 shares issued and 21,156,801 outstanding on June 30, 2009; par value $2.50 per share; 26,317,450 shares issued and 21,128,831 outstanding on December 31, 2008	263	65,794
Treasury stock at cost, 5,188,619 shares on June 30, 2009 and December 31, 2008	(68,659)	(68,659)
Capital surplus	144,879	79,353
Retained earnings	19,605	20,533
Accumulated other comprehensive loss, net	(3,710)	(4,216)
TOTAL SHAREHOLDERS' EQUITY	112,880	113,252
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 978,899	$ 966,929

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    Unaudited

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$ 10,544	$ 9,862	$ 20,893	$ 20,324
Interest bearing deposits	1	2	2	8
Short-term investments in money market funds	8	38	22	87
Federal funds sold	-	-	-	4
Investment securities:
Available for sale	1,337	1,342	2,735	2,865
Held to maturity	165	206	338	444
Total Interest Income	12,055	11,450	23,990	23,732

INTEREST EXPENSE
Deposits	3,404	3,861	6,659	8,360
Short-term borrowings	71	208	200	840
Advances from Federal Home Loan Bank	129	135	259	271
Guaranteed junior subordinated deferrable interest debentures	280	280	560	560
Total Interest Expense	3,884	4,484	7,678	10,031

NET INTEREST INCOME	8,171	6,966	16,312	13,701
Provision for loan losses	_3,300	1,375	_5,100	1,525
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,871	5,591	11,212	12,176

NON-INTEREST INCOME
Trust fees	1,438	1,737	2,997	3,527
Net realized gains (losses) on investment securities	63	(137)	164	(137)
Net gains on loans held for sale	163	121	281	210
Service charges on deposit accounts	710	807	1,383	1,541
Investment advisory fees	152	218	289	444
Bank owned life insurance	254	1,923	504	2,172
Other income	711	674	1,434	1,424
Total Non-Interest Income	3,491	5,343	7,052	9,181

NON-INTEREST EXPENSE
Salaries and employee benefits	4,983	4,812	10,075	9,642
Net occupancy expense	641	653	1,363	1,314
Equipment expense	442	414	857	845
Professional fees	873	910	1,793	1,679
Supplies, postage and freight	268	317	562	647
Miscellaneous taxes and insurance	329	344	673	697
FDIC deposit insurance expense	691	20	723	42
FHLB prepayment penalty	-	91	-	91
Amortization of core deposit intangibles	-	216	108	432
Other expense	1,409	1,248	2,644	2,415
Total Non-Interest Expense	9,636	9,025	18,798	17,804

PRETAX INCOME (LOSS)	(1,274)	1,909	(534)	3,553
Income tax expense (benefit)	(335)	393	(128)	808
NET INCOME (LOSS)	(939)	1,516	(406)	2,745

Preferred stock dividends	263	-	522	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$ (1,202)	$ 1,516	$ (928)	$ 2,745

PER COMMON SHARE DATA:
Basic:
Net income (loss)	$ (0.06)	$ 0.07	$ (0.04)	$ 0.13
Average number of shares outstanding	21,151	21,847	21,144	21,954
Diluted:
Net income (loss)	$ (0.06)	$ 0.07	$ (0.04)	$ 0.13
Average number of shares outstanding	21,152	21,848	21,144	21,955
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

Six months ended		Six months ended
	June 30, 2009	June 30, 2008
OPERATING ACTIVITIES
Net income (loss)	$ (406)	$ 2,745
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Provision for loan loss	5,100	1,525
Depreciation expense	813	740
Amortization expense of core deposit intangibles	108	432
Net amortization of investment securities	61	125
Net realized (gains) loss on investment securities available for sale	(164)	137
Net realized gains on loans held for sale	(281)	(210)
Amortization of deferred loan fees	(257)	(216)
Origination of mortgage loans held for sale	(41,740)	(21,960)
Sales of mortgage loans held for sale	36,182	19,477
Decrease (increase) in accrued income receivable	(321)	235
Decrease in accrued expense payable	(530)	(438)
Earnings on bank owned life insurance	(504)	(515)
Net increase in other assets	(869)	(1,687)
Net increase in other liabilities	509	771
Net cash (used in) provided by operating activities	(2,299)	1,161

INVESTING ACTIVITIES
Purchases of investment securities - available for sale	(17,241)	(47,362)
Purchases of investment securities - held to maturity	-	(4,464)
Purchases of regulatory stock	-	(3,000)
Proceeds from redemption of regulatory stock	-	4,694
Proceeds from sales of investment securities – available for sale	4,746	17,377
Proceeds from maturities of investment securities – available for sale	17,580	42,310
Proceeds from maturities of investment securities – held to maturity	2,251	5,057
Long-term loans originated	(75,628)	(55,248)
Principal collected on long-term loans	65,436	69,956
Loans purchased or participated	(20,500)	(2,500)
Loans sold or participated	3,950	2,500
Net decrease (increase) in other short-term loans	174	(46)
Purchases of premises and equipment	(326)	(1,635)
Proceeds from insurance policies	-	2,635
Net cash (used in) provided by investing activities	(19,558)	30,274

FINANCING ACTIVITIES
Net increase in deposit accounts	90,549	13,395
Net decrease in other short-term borrowings	(76,052)	(37,878)
Principal borrowings on advances from Federal Home Loan Bank	-	3,000
Principal repayments on advances from Federal Home Loan Bank	(24)	(7,023)
Purchase of treasury stock	-	(1,101)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(508)	(508)
Preferred stock dividends	(426)	-
Proceeds from stock purchase plan	50	50
Net cash provided by (used in) financing activities	13,589	(30,065)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,268)	1,370
CASH AND CASH EQUIVALENTS AT JANUARY 1	35,124	24,912
CASH AND CASH EQUIVALENTS AT JUNE 30	$ 26,856	$26,282

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 18 locations in Pennsylvania.  The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.4 billion that are not recognized on the Company’s balance sheet at June 30, 2009.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

On April 28, 2009, the shareholders of the Company voted in favor of amending the Articles of Incorporation to reduce the par value of the common stock from $2.50 to $0.01 per share.  As a result of the decrease in par value, the balance attributable to the common stock on the balance sheet was reduced with a corresponding increase to capital surplus, resulting in no change in the aggregate amount of shareholders’ equity.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009.  The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position as reflected in Note 8.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009.  The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 1,544,509 common shares, at exercise prices ranging from $2.31 to $6.10, and 220,909 common shares, at exercise prices ranging from $3.01 to $6.10, were outstanding as of June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.  Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended June 30,			Six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator:
Net income (loss)	$ (939)	$ 1,516	$ (406)	$ 2,745
Preferred stock dividends	263	-	522	-
Net Income (loss) available to common shareholders	$ (1,202)	$ 1,516	$ (928)	$ 2,745

Denominator:
Weighted average common shares
outstanding (basic)	21,151	21,847	21,144	21,954
Effect of stock options/warrants	1	1	-	1
Weighted average common shares
outstanding (diluted)	21,152	21,848	21,144	21,955

Earnings (loss) per common share:
Basic	$(0.06)	$0.07	$(0.04)	$0.13
Diluted	(0.06)	0.07	(0.04)	0.13

5.

Comprehensive Income (Loss)

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for the defined benefit plan.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

		Three months ended	Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$ (939)	$ 1,516	$ (406)	$ 2,745

Other comprehensive income (loss), before tax:
Pension obligation change for defined benefit plan	118	82	236	165
Income tax effect	(40)	(28)	(80)	(57)
Reclassification adjustment for (gains) losses on available for sale securities included in net income (loss)	(63)	137	(164)	137
Income tax effect	21	(47)	56	(47)
Unrealized holding (gains) losses on available for sale securities arising during period	(347)	(1,508)	694	93
Income tax effect	118	513	(236)	(31)
Other comprehensive income (loss)	(193)	(851)	506	260

Comprehensive income (loss)	$ (1,132)	$ 665	$ 100	$ 3,005

6.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds.  The Company made $111,000 in income tax payments in the first six months of 2009 as compared to $184,000 for the first six months of 2008.  The Company made total interest payments of $8,208,000 in the first six months of 2009 compared to $10,469,000 in the same 2008 period.

7.

Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

June 30, 2009		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 10,802	$ 75	$ -	$ 10,877
U.S. Agency mortgage- backed securities	109,011	2,672	(69)	111,614
Other securities	25	-	(12)	13
Total	$119,838	$ 2,747	$ (81)	$ 122,504

Investment securities held to maturity (HTM):

June 30, 2009		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,046	$ 67	$ -	$ 3,113
U.S. Agency mortgage- backed securities	8,569	294	-	8,863
Other securities	2,000	-	(9)	1,991
Total	$ 13,615	$ 361	$ (9)	$ 13,967

Investment securities available for sale (AFS):

December 31, 2008		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 10,387	$ 188	$ -	$ 10,575
U.S. Agency mortgage-backed securities	114,380	2,057	(248)	116,189
Other securities	24	-	(7)	17
Total	$124,791	$ 2,245	$ (255)	$126,781

Investment securities held to maturity (HTM):

December 31, 2008		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,082	$ 118	$ -	$ 3,200
U.S. Agency mortgage-backed securities	9,562	321	-	9,883
Other securities	3,250	-	(10)	3,240
Total	$ 15,894	$ 439	$ (10)	$ 16,323

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At June 30, 2009 and December 31, 2008, 98.5% and 97.7% of the portfolio was rated "AAA", respectively.  Less than 1% of the portfolio was rated below “A” or unrated at June 30, 2009 and December 31, 2008.   At June 30, 2009, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.4 years. The gross gains on investment security sales in the first six months of 2009 were $164,000.  The Company has no exposure to sub-prime mortgage loans in either the loan or investment portfolios.

The following tables present information concerning investments with unrealized losses as of June 30, 2009 and December 31, 2008 (in thousands):

Investment securities available for sale:

June 30, 2009	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency mortgage-
backed securities	$ 6,910	$ (59)	$ 4,449	$ (10)	$ 11,359	$ (69)
Other securities	-	-	13	(12)	13	(12)
Total	$ 6,910	$ (59)	$ 4,462	$ (22)	$ 11,372	$ (81)

Investment securities held to maturity:

June 30, 2009	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$ -	$ -	$ 1,991	$ (9)	$ 1,991	$ (9)
Total	$ -	$ -	$ 1,991	$ (9)	$ 1,991	$ (9)

Investment securities available for sale:

December 31, 2008	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency mortgage-
backed securities	$ 31,063	$ (226)	$ 3,375	$ (22)	$ 34,438	$ (248)
Other securities	-	-	17	(7)	17	(7)
Total	$ 31,063	$ (226)	$ 3,392	$ (29)	$ 34,455	$ (255)

Investment securities held to maturity:

December 31, 2008	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$ -	$ -	$ 3,240	$ (10)	$ 3,240	$ (10)
Total	$ -	$ -	$ 3,240	$ (10)	$ 3,240	$ (10)

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase.  There are nine positions that are considered temporarily impaired at June 30, 2009.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Management has also concluded that based on current information they expect to continue to receive scheduled interest payments as well as the entire principal balance.  Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

The fair value of the swap asset is based on an external derivative valuation model using data inputs as of the valuation date and classified Level 2.

The following tables present the assets reported on the balance sheet at their fair value as of June 30, 2009 and December 31, 2008, by level within the fair value hierarchy.  As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at June 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$122,504	$ 13	$ 122,491	$ -
Loans held for sale	6,839	6,839	-	-
Fair value of swap asset	69	-	69	-

		Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$126,781	$ 17	$ 126,764	$ -
Loans held for sale	1,000	1,000	-	-
Fair value of swap asset	336	-	336	-

Loans considered impaired under FAS 114, “Accounting by Creditors for Impairment of a Loan,” as amended by FAS 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 input based on the discounting of the collateral.  At June 30, 2009, impaired loans with a carrying value of $10.2 million were reduced by specific valuation allowance totaling $3.9 million resulting in a net fair value of $6.3 million, based on Level 3 inputs.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure.  Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at June 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$ 6,301	$ -	$ -	$ 6,301
Other real estate owned	1,067	-	1,067	-

		Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$ 857	$ -	$ 857	$ -
Other real estate owned	1,195	-	1,195	-

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

Estimated fair values have been determined by the Company using independent third party valuations that uses best available data (Level 2) and an estimation methodology (level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based off of FAS 157 measurements, and recorded book balances at June 30, 2009 and December 31, 2008, were as follows:

June 30, 2009			December 31, 2008
ESTIMATED FAIR VALUE		RECORDED BOOK BALANCE	ESTIMATED FAIR VALUE	RECORDED BOOK BALANCE
(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities	$ 136,471	$ 136,119	$ 143,104	$ 142,675
Regulatory stock	9,739	9,739	9,739	9,739
Net loans (including loans held for sale), net of allowance for loan loss	724,084	726,043	701,066	698,198
Accrued income receivable	4,056	4,056	3,735	3,735
Bank owned life insurance	33,433	33,433	32,929	32,929
Fair value swap asset	69	69	336	336

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$ 432,045	$ 432,045	$ 377,646	$ 377,646
Deposits with stated maturities	354,235	351,762	320,201	317,310
Short-term borrowings	43,868	43,868	119,920	119,920
All other borrowings	29,884	26,919	31,472	26,943
Accrued interest payable	3,532	3,532	4,062	4,062
Fair value swap liability	69	69	336	336

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

9.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Commercial	$ 118,378	$ 110,197
Commercial loans secured by real estate	381,986	353,870
Real estate – mortgage	208,154	218,928
Consumer	25,018	23,804
Total loans	733,536	706,799
Less: Unearned income	726	691
Loans, net of unearned income	$ 732,810	$ 706,108

Real estate-construction loans comprised 6.8%, and 6.2% of total loans, net of unearned income, at June 30, 2009 and December 31, 2008, respectively.  The Company has no exposure to sub prime mortgage loans in either the loan or investment portfolios.

10.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended		Six months ended
	June 30,			June 30,
	2009	2008	2009	2008
Balance at beginning of period	$ 10,661	$ 7,309	$ 8,910	$ 7,252
Charge-offs:
Commercial	(638)	(100)	(641)	(106)
Commercial loans secured by real estate	(200)	(791)	(237)	(791)
Real estate-mortgage	(41)	(83)	(67)	(121)
Consumer	(69)	(95)	(120)	(182)
Total charge-offs	(948)	(1,069)	(1,065)	(1,200)
Recoveries:
Commercial	567	289	569	294
Commercial loans secured by real estate	-	23	5	29
Real estate-mortgage	4	20	22	21
Consumer	22	16	65	42
Total recoveries	593	348	661	386

Net charge-offs	(355)	(721)	(404)	(814)
Provision for loan losses	3,300	1,375	5,100	1,525
Balance at end of period	$ 13,606	$ 7,963	$ 13,606	$ 7,963

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.19%	0.46%	0.11%	0.26%
Annualized provision for loan losses	1.81	0.89	1.42	0.49
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	1.84	1.28	1.84	1.28

11.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	June 30, 2009	December 31, 2008
Non-accrual loans
Commercial	$ 7,317	$ 1,128
Commercial loans secured by real estate	2,886	484
Real estate-mortgage	1,009	1,313
Consumer	620	452
Total	11,832	3,377

90 days past due
Commercial	1,771	-
Total	1,771	-

Other real estate owned
Commercial loans secured by real estate	700	701
Real estate-mortgage	367	494
Total	1,067	1,195

Total non-performing assets	$14,670	$ 4,572
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	1.98%	0.65%

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

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income due in accordance
with original terms	$ 61	$ 44	$ 110	$ 97
Interest income recorded	-	-	-	-
Net reduction in interest income	$ 61	$ 44	$ 110	$ 97

12.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at June 30, 2009, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 18,868	0.67%

Advances	2009	28,004	0.87
	2010	10,000	3.36
	2011 and after	830	6.44
		38,834	1.63

Total FHLB borrowings		$ 57,702	1.31%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of June 30, 2009, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  The Company believes that no conditions or events have occurred that would change this conclusion.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 8.17% at June 30, 2009.

	Actual			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$120,814	15.56%	$ 62,106	8.00%	$ 77,632	10.00%
Bank	94,476	12.37	61,116	8.00	76,395	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	111,056	14.31	31,053	4.00	46,579	6.00
Bank	84,870	11.11	30,558	4.00	45,837	6.00

Tier 1 Capital (to Average Assets)
Consolidated	111,056	11.61	38,251	4.00	47,814	5.00
Bank	84,870	9.15	37,106	4.00	46,382	5.00

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

The contribution of the major business segments to the consolidated results of operations for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2009		June 30, 2009		June 30, 2009
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,316	$ 96	$ 12,329	$ 473	$ 329,005
Commercial lending	3,063	(1,319)	6,060	(1,620)	510,270
Trust	1,607	104	3,319	248	3,505
Investment/Parent	676	180	1,656	493	136,119
Total	$ 11,662	$ (939)	$ 23,364	$ (406)	$ 978,899

	Three months ended		Six months ended
	June 30, 2008		June 30, 2008		June 30, 2008
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 7,320	$ 1,346	$ 13,128	$ 1,726	$ 332,466
Commercial lending	2,800	188	5,418	918	392,781
Trust	1,972	352	4,013	815	3,164
Investment/Parent	217	(370)	323	(714)	148,819
Total	$ 12,309	$ 1,516	$ 22,882	$ 2,745	$ 877,230

16.

Commitments and Contingent Liabilities

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $124.5 million and standby letters of credit of $12.7 million as of June 30, 2009.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$ 232	$ 241	$ 464	$ 482
Interest cost	234	233	468	465
Expected return on plan assets	(308)	(309)	(616)	(619)
Amortization of prior year service cost	3	1	6	2
Amortization of transition asset	(4)	(4)	(8)	(8)
Recognized net actuarial loss	119	85	238	171
Net periodic pension cost	$ 276	$ 247	$ 552	$ 493

18.

Subsequent Events

On June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165”).  The Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  Management has reviewed events occurring through August 7, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2009 SECOND QUARTER SUMMARY OVERVIEW….. One of the most important axioms that undergirds AmeriServ’s reinvention is a resolve to always be coldly realistic about the affairs of this Company.  It is no secret that the U.S. economy is experiencing serious difficulties. In such times it is even more important to view every metric carefully.  We learned some time ago that it is the length of a recession, more than the depth of a recession, which is most troubling to a community bank. Most community bank borrowers are relatively small and medium sized businesses with limited resources. They rely almost exclusively on their bank for credit. However, as a recession lengthens, these companies experience intense stress that may overcome their limited resources. With the recession continuing, the stress is mounting and its impact is clearly visible in the second quarter 2009 AmeriServ financial results.

AmeriServ Financial reported a net loss of $939,000 or $0.06 per share for the second quarter, and a cumulative net loss of $406,000 or $0.04 per share for the first half of 2009. This loss was brought about by the weakening of some specific borrowing relationships. In one case, AmeriServ has already begun to take possession of the borrower’s assets and is instituting the necessary actions to liquidate those remaining assets. In two other cases, AmeriServ continues to work with the principals to plot the best course of action. The source of these troubled loan difficulties is the recession. True to our resolve, AmeriServ has taken action to increase the allowance for loan losses, while taking immediate action with the borrowers. The increase in the allowance brought about the net loss for the quarter. The allowance for loan losses was increased by $2,945,000 over March 31, 2009, and is sufficient to provide 100% coverage of all non- performing loans.

Just as in the difficult days of 2003 and 2004 – AmeriServ will always take the necessary and swift action to address troubled assets. Such a dramatic increase in the allowance for loan loss does not mean major future losses are inevitable. Thus far in 2009 we are encouraged to note that in spite of the sharp increase in non-performing loans, the level of actual net charge-offs in 2009 is still below peer averages at $404,000 – or 0.11% of total loans. But we know that troubled loans do not correct themselves, and therefore, we are hard at work on every one.

We should also note that, on a day-to-day basis, AmeriServ continues to generate positive momentum within its retail banking operation. In the second quarter –

•

Loans outstanding increased by more than $12 million.

•

Deposits surged to a new high, increasing by more than $36 million.

•

Non-interest income remained stable in spite of a decline in Trust Company fees due to the lower levels of the equity and real estate markets.

•

Borrowings from the Federal Home Loan Bank declined by $33 million.

•

Mortgage originations during the first half of 2009 increased by 65% ($18 million) over the same period in 2008, emphasizing this important community bank product.

•

Capital ratios continued to be strong with the asset leverage ratio at 11.61% and tangible common equity at 8.17%. Both ratios are well above industry averages.

While expenses increased by $474,000 from the first quarter, this increase was almost entirely the result of a Federal Deposit Insurance Corporation special assessment levied on every bank to strengthen the nation’s deposit insurance fund.

AmeriServ remains a participant in the U.S. Treasury Capital Purchase Program. We have endeavored, through our continuing loan growth, to observe and perform in the spirit of the nation’s recovery program. There is no way to project when this difficult and lengthy recession will end. That is why it is so important to monitor every loan and, when necessary, to take the kind of preventative action that characterizes the second quarter for AmeriServ. The Board and the management team pledge a continuing high level of vigilance. It is our goal that this vigilance, the conservative balance sheet of AmeriServ and our policy of speedy corrective actions will help protect this franchise from the serious difficulties in the banking industry. We further believe that adhering to this vigilance will position AmeriServ to prosper when these difficult days give way to a true economic recovery.

THREE MONTHS ENDED JUNE 30, 2009 VS. THREE MONTHS ENDED JUNE 30, 2008

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	June 30, 2009	June 30, 2008

Net income (loss)	$ (939)	$ 1,516
Diluted earnings (loss) per share	(0.06)	0.07
Return on average assets (annualized)	(0.39)%	0.71%
Return on average equity (annualized)	(3.29)%	6.64%

The Company reported a net loss of $939,000 or $0.06 loss per diluted common share for the second quarter of 2009.  This represents a decrease of $2.5 million from the second quarter 2008 net income of $1.5 million or $0.07 per diluted common share.  Diluted earnings per share declined by a greater extent than net income due to the preferred dividend requirement on the CPP preferred stock in 2009, which amounted to $263,000 and reduced the amount of net income available to common shareholders.  An increased provision for loan losses and higher FDIC insurance expense were the primary factors causing the decline in earnings between periods.  We prudently increased our allowance for loan losses to respond to higher non-performing loans as the continued recessionary economic environment is negatively impacting our commercial borrowers.  This higher provision for loan losses more than offset increased net interest income that resulted from strong loan and deposit growth within our retail bank.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings, it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the second quarter of 2009 to the second quarter of 2008 (in thousands, except percentages):

	Three months ended June 30, 2009	Three months ended June 30, 2008	Change	% Change
Interest income	$ 12,055	$ 11,450	$ 605	5.3%
Interest expense	3,884	4,484	(600)	(13.4)
Net interest income	$ 8,171	$ 6,966	$ 1,205	17.3

Net interest margin	3.66%	3.58%	0.08	N/M

N/M - not meaningful

The Company’s net interest income in the second quarter of 2009 increased by $1.2 million or 17.3% from the prior year’s second quarter and the net interest margin rose by eight basis points to 3.66% over the same comparative period.  The increased net interest income and margin resulted from a combination of good balance sheet growth and the pricing benefits achieved from a steeper positively sloped yield curve.  Specifically, total loans averaged $733 million in the second quarter of 2009, an increase of $108 million or 17.4% over the second quarter of 2008.  The loan growth was driven by increased commercial and commercial real-estate production.  Total deposits averaged $768 million in the second quarter of 2009, an increase of $67 million or 9.5% over the same 2008 quarter.  We believe that uncertainties in the financial markets and the economy have contributed to growth in both money market and demand deposits as consumers have looked for safety in well capitalized community banks like AmeriServ Financial.  Additionally, the Company also benefitted from a favorable decline in interest expense caused by the more rapid downward repricing of both deposits and FHLB borrowings due to the market decline in short-term interest rates.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the first quarter of 2009 increased by $605,000 when compared to the same 2008 quarter. This increase was due to the $108 million increase in average loans, but was lessened by a 49 basis point decrease in the earning asset yield to 5.42%.  Within the earning asset base, the yield on the total loan portfolio decreased by 57 basis points to 5.72% and reflects the lower interest rate environment in 2009 as the Federal Reserve has reduced the federal funds rate by approximately 200 basis points since last year’s second quarter.  The total investment securities yield decreased by 17 basis points to 4.15%.  The Company took advantage of the positively sloped yield curve in the second quarter of 2008 to position the investment portfolio for better future earnings by selling some of the lower yielding securities in the portfolio at a loss and replacing them with higher yielding securities with a modestly longer duration.  The investment portfolio yield reflected the full benefit of this strategy in the second quarter of 2009, which helped reduce the decline in the yield due to overall lower interest rates.

The Company's total interest expense for the second quarter of 2009 decreased by $600,000 or 13.4% when compared to the same 2008 quarter.  This decrease in interest expense was due to a lower cost of funds as the cost of both deposits and borrowings repriced downward with the reductions in short-term interest rates.  Specifically, the cost of interest bearing deposits declined by 53 basis points to 2.09%, while the cost of all FHLB borrowings dropped by 165 basis points to 1.22%.  This decrease in funding costs more than offset the additional interest expense associated with a $79 million increase in the volume of interest bearing liabilities due to the previously mentioned deposit growth.  Additionally, the Company’s funding mix also benefited from a $5.9 million increase in non-interest bearing demand deposits.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended June 30, 2009 and June 30, 2008 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as, interest recorded on certain non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended June 30 (In thousands, except percentages)

		2009			2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$732,568	$ 10,553	5.72%	$624,193	$ 9,883	6.29%
Deposits with banks	1,715	1	0.23	446	2	1.77
Short-term investment in money market funds	10,579	8	0.29	6,399	38	2.40
Investment securities – AFS	130,256	1,337	4.11	126,516	1,342	4.24
Investment securities – HTM	14,607	165	4.52	16,974	206	4.85
Total investment securities	144,863	1,502	4.15	143,490	1,548	4.32
Total interest earning assets/interest income	889,725	12,064	5.42	774,528	11,471	5.91
Non-interest earning assets:
Cash and due from banks	14,005			17,056
Premises and equipment	9,122			9,101
Other assets	72,074			69,798
Allowance for loan losses	(11,101)			(7,350)
TOTAL ASSETS	$973,825			$863,133

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 61,316	$ 64	0.42%	$ 65,495	$ 154	0.94%
Savings	72,988	138	0.76	70,976	134	0.76
Money markets	171,019	704	1.65	105,308	548	2.09
Other time	347,422	2,498	2.88	350,229	3,024	3.46
Total interest bearing deposits	652,745	3,404	2.09	592,008	3,860	2.62
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	52,358	71	0.55	35,822	209	2.30
Advances from Federal Home Loan Bank	13,840	129	3.74	11,822	135	4.60
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	732,028	3,884	2.13	652,737	4,484	2.76
Non-interest bearing liabilities:
Demand deposits	115,248			109,316
Other liabilities	11,914			9,220
Shareholders' equity	114,635			91,860
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$973,825			$863,133
Interest rate spread			3.29			3.15
Net interest income/ Net interest margin		8,180	3.66%		6,987	3.58%
Tax-equivalent adjustment		(9)			(21)
Net Interest Income		$ 8,171			$ 6,966

…..PROVISION FOR LOAN LOSSES..... The Company strengthened its allowance for loan losses in the second quarter of 2009 in response to an increase in non-performing loans.  Specifically, non-performing assets increased by $9.6 million from $5.1 million or 0.70% of total loans at March 31, 2009 to $14.7 million or 1.98% of total loans at June 30, 2009. (See the loan quality section of this MD &A for more specific discussion on the credits causing the increase.)  As a result of this increase, the Company recorded a $3.3 million provision for loan losses in the second quarter of 2009 compared to a $1.4 million provision in the second quarter of 2008, an increase of $1.9 million.  When determining the provision for loan losses, the Company considers a number of factors, some of which include periodic credit reviews, non-performing, delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends.  In addition to the higher level of non-performing loans, the increased loan loss provision in 2009 was also caused by the Company’s decision to strengthen its allowance for loan losses due to the downgrade of the rating classification of several performing commercial loans and uncertainties in the local and national economies. The Company’s net charge-offs in the second quarter of 2009 amounted to $355,000 or 0.19% of total loans.  This amount was lower than the net charge-offs of $721,000 or 0.46% of total loans experienced in the second quarter of 2008.  Overall, the allowance for loan losses provided 100% coverage of non-performing loans and was 1.84% of total loans at June 30, 2009 compared to 264% of non-performing loans and 1.26% of total loans at December 31, 2008.

.....NON-INTEREST INCOME.....Non-interest income for the second quarter of 2009 totaled $3.5 million; a decrease of $1.9 million or 34.7% from the second quarter 2008 performance.  Factors contributing to this reduced level of non-interest income in 2009 included:

*  a $1.7 million decline in Bank owned life insurance revenue as it returned to a more typical level in 2009 as the 2008 revenue was impacted by the payment of $1.6 million in death claims.

*  a $365,000 decline in trust and investment advisory fees due to reductions in the market value of assets managed due to lower equity and real estate values in the second quarter of 2009.

*  a $63,000 gain realized in the second quarter of 2009 on the sale of investment securities as the Company took advantage of market opportunities to profitably sell a security that was experiencing rapid prepayments.  This compares to a $137,000 loss realized in the second quarter of 2008 for a net favorable shift of $200,000.  The 2008 loss resulted from a strategy designed to position the investment portfolio for better future earnings by selling some of the lower yielding securities in the portfolio at a loss and replacing them with higher yielding securities with a modestly longer duration.

.....NON-INTEREST EXPENSE.....Non-interest expense for the second quarter of 2009 totaled $9.6 million and increased by $611,000 or 6.8% from the prior year’s second quarter. Factors contributing to the higher non-interest expense in 2009 included:

*  FDIC deposit insurance expense has increased by $671,000 due to the recognition of a $435,000 expense for a special five basis point assessment, mandated for all banks, that was accrued in the second quarter of 2009.  The remainder of increase reflects higher recurring insurance premiums for the bank due to the need to strengthen the deposit insurance fund.

*  Salaries and benefits expense increased by $171,000 or 3.6% due to greater salary costs as a result of merit increases and higher pension expense.

*  Other expenses increased by $161,000 due primarily to greater costs associated with other real estate owned properties.

*  Core deposit amortization expense decreased by $216,000 in the second quarter of 2009 as a branch core deposit intangible was fully amortized by the end of the first quarter of 2009.

SIX MONTHS ENDED JUNE 30, 2009 VS. SIX MONTHS ENDED JUNE 30, 2008

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008

Net income (loss)	$ (406)	$ 2,745
Diluted earnings (loss) per share	(0.04)	0.13
Return on average assets (annualized)	(0.08)%	0.63%
Return on average equity (annualized)	(0.72)%	6.04%

The Company reported a net loss of $406,000 or $0.04 per diluted common share for the first half of 2009.  This represents a decrease of $3.2 million from the first six months of 2008 net income of $2.7 million or $0.13 per diluted common share.  Diluted earnings per share declined more significantly than net income due to the preferred dividend requirement on the CPP preferred stock in 2009, which amounted to $522,000 and reduced the amount of net income available to common shareholders.  An increased provision for loan losses and reduced non-interest income were the main factors causing the decrease in net income in 2009. These negative items more than offset strong growth in net interest income due to increased loans outstanding and effective balance sheet management in a declining interest rate environment.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first six months of 2009 to the first six months of 2008 (in thousands, except percentages):

	Six months ended June 30, 2009	Six months ended June 30, 2008	Change	% Change
Interest income	$ 23,990	$ 23,732	$ 258	1.1%
Interest expense	7,678	10,031	(2,353)	(23.5)
Net interest income	$ 16,312	$ 13,701	$ 2,611	19.1

Net interest margin	3.69%	3.45%	0.24	N/M

N/M - not meaningful

The Company’s net interest income in the first six months of 2009 increased by $2.6 million or 19.1% from the prior year’s first six months and the net interest margin rose by 24 basis points to 3.69% over the same comparative period.  The increased net interest income and margin resulted from a combination of good balance sheet growth and the pricing benefits achieved from a steeper positively sloped yield curve.  Specifically, total loans averaged $723 million in the first six months of 2009, an increase of $94 million or 15.0% over the first six months of 2008.  Total deposits averaged $741 million in the first six months of 2009, an increase of $43 million or 6.2% over the same 2008 period.  The Company also benefitted from the cost of funds declining at a faster pace than the earning asset yield in 2009.  Specifically, effective balance sheet management strategies caused the cost of funds to decrease by 88 basis points, while the earning asset yield dropped by a lesser amount of 55 basis points.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the first six months of 2009 increased by $258,000 when compared to the same 2008 period. This increase was due to $92 million of growth in earning assets, which more than offset a 55 basis point decrease in the earning asset yield to 5.45%.  Within the earning asset base, the yield on the total loan portfolio decreased by 67 basis points to 5.77% and reflects the lower interest rate environment in 2009 as the Federal Reserve has reduced the federal funds rate by approximately 300 basis points since 2008.  The total investment securities yield decreased by seven basis points to 4.19% while the yield on short-term money market funds dropped by 233 basis points to 0.40%.  The yield on both of these products was also impacted by the lower interest rate environment in 2009.

The $92 million or 11.6% increase in the volume of average earning assets was due to a $94 million or 15.0% increase in average loans, partially offset by a $9 million or 5.5% decrease in average investment securities.  This loan growth was driven by increased commercial real estate loans as a result of successful new business development efforts, particularly in the suburban Pittsburgh market. The Company has found increased commercial lending opportunities in the Pittsburgh market due to the retrenchment of several larger competitors as a result of the turmoil in the financial markets. This loan growth caused the Company’s loan to deposit ratio to average 97.6% in the first six months of 2009 compared to 90.1% in the first half of 2008.  The decline in investment securities was caused by the call of certain agency securities and ongoing cash flow from mortgage-backed securities.  The Company has elected to utilize this cash from lower yielding investment securities to fund higher yielding loans in an effort to improve the Company’s earning asset yield and net interest margin.

The Company's total interest expense for the first six months of 2009 decreased by $2.4 million or 23.5% when compared to the same 2008 period.  This decrease in interest expense was due to a lower cost of funds as the cost of both deposits and borrowings repriced downward with the reductions in short-term interest rates.  Specifically, the cost of interest bearing deposits declined by 72 basis points to 2.14%, while the cost of all FHLB borrowings dropped by 219 basis points to 1.05%.  This decrease in funding costs more than offset the additional interest expense associated with a $58 million increase in the volume of interest bearing liabilities.  Additionally, the Company’s funding mix also benefited from a $4.3 million increase in non-interest bearing demand deposits.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the six month periods ended June 30, 2009 and June 30, 2008.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 22.

Six months ended June 30 (In thousands, except percentages)

		2009			2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$723,410	$ 20,913	5.77%	$629,003	$ 20,366	6.44%
Deposits with banks	1,731	2	0.23	395	8	4.06
Short-term investment in money market funds	11,051	22	0.40	6,402	87	2.73
Federal funds sold	28	-	0.19	212	4	3.50
Investment securities – AFS	131,369	2,735	4.07	137,687	2,914	4.16
Investment securities – HTM	15,295	338	4.42	17,587	444	5.05
Total investment securities	146,664	3,073	4.19	155,274	3,358	4.26
Total interest earning assets/interest income	882,884	24,010	5.45	791,286	23,823	6.00
Non-interest earning assets:
Cash and due from banks	14,747			17,495
Premises and equipment	9,284			8,993
Other assets	71,539			69,766
Allowance for loan losses	(10,123)			(7,329)
TOTAL ASSETS	$968,331			$880,211

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 61,836	$ 139	0.45%	$ 64,902	$ 376	1.16%
Savings	72,373	272	0.76	69,822	265	0.76
Money markets	156,231	1,285	1.66	104,744	1,245	2.38
Other time	336,821	4,963	2.97	348,681	6,474	3.72
Total interest bearing deposits	627,261	6,659	2.14	588,149	8,360	2.86
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	73,629	200	0.54	56,409	840	2.95
Advances from Federal Home Loan Bank	13,847	259	3.76	11,770	271	4.62
Guaranteed junior subordinated deferrable interest debentures	13,085	560	8.57	13,085	560	8.57
Total interest bearing liabilities/interest expense	727,822	7,678	2.13	669,413	10,031	3.01
Non-interest bearing liabilities:
Demand deposits	114,273			109,980
Other liabilities	12,090			9,374
Shareholders' equity	114,146			91,444
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$968,331			$880,211
Interest rate spread			3.33			2.99
Net interest income/ Net interest margin		16,332	3.69%		13,792	3.45%
Tax-equivalent adjustment		(20)			(42)
Net Interest Income		$16,312			$13,750

…..PROVISION FOR LOAN LOSSES..... The Company recorded a $5.1 million provision for loan losses in the first six months of 2009 compared to a $1.5 million provision in the first six months of 2008, an increase of $3.6 million.  The Company’s decision to strengthen its allowance for loan losses in 2009 was due to an increase in both non-performing assets and classified loans amid the weakening economic environment. (See further discussion in the loan quality section of this MD&A.)   For the six month period ended June 30, 2009, net charge-offs have amounted to $404,000 or 0.11% of total loans compared to net charge-offs of $814,000 or 0.26% of total loans for the same six month period in 2008.  The Company has no direct exposure to sub-prime mortgage loans in either its loan or investment portfolios.

.....NON-INTEREST INCOME.....Non-interest income for the first six months of 2009 totaled $7.1 million; a decrease of $2.1 million or 23.2% from the first six months 2008 performance.  Factors contributing to this reduced level of non-interest income in 2009 included:

*  a $1.7 million decline in Bank owned life insurance revenue as it returned to a more typical level in 2009 as the 2008 revenue was impacted by the payment of $1.6 million in death claims.

*  a $685,000 decline in trust and investment advisory fees due to reductions in the market value of assets managed due to lower equity and real estate values in the first six months of 2009.

*  a $158,000 decrease in deposit service charges due to a reduced level of overdraft fees in the first six months of 2009.

* a $71,000 or 33.8% increase in gains realized on residential mortgage loan sales into the secondary market in the first six months of 2009.  As a result of increased mortgage purchase and refinance activity in the Company’s primary market, there were $36 million of residential mortgage loans sold into the secondary market in the first six months of 2009 compared to $19 million in the first half of 2008.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first six months of 2009 totaled $18.8 million and increased by $994,000 or 5.6% from the prior year’s first six months. Factors contributing to the higher non-interest expense in 2009 included:

*  a $681,000 increase in FDIC deposit insurance expense due to the recognition of a $435,000 expense for a special five basis point assessment, mandated for all banks, and higher recurring insurance premiums due to the need to strengthen the deposit insurance fund.

*  a $433,000 increase in salaries and employee benefits expense due to merit increases, increased incentive compensation and higher pension expense.

*  a $114,000 increase in professional fees due to higher legal and recruitment fees in 2009.

*  a $324,000 decrease in core deposit amortization as a branch core deposit intangible was fully amortized by the end of the first quarter of 2009.

.....INCOME TAX EXPENSE.....The Company recorded an income tax benefit of $128,000 in the first six months of 2009 which reflects an estimated effective tax rate of approximately 24.0%. The income tax expense recorded in the first six months of 2008 was $808,000 and reflected an effective tax rate of approximately 22.7%.  The Company’s deferred tax asset declined to $12.5 million at June 30, 2009 due to the ongoing utilization of net operating loss carryforwards and improved market value of the AFS investment portfolio.

…..SEGMENT RESULTS.….Retail banking’s net income contribution was $96,000 in the second quarter and $473,000 for the first six months of 2009 compared to $1.3 million and $1.7 million for the same comparable periods of 2008.  The lower 2009 net income performance is reflective of the increased FDIC insurance premiums, reduced income from BOLI and a higher provision for loan losses.  These negative items more than offset increased net interest income resulting from the growth in deposits achieved in 2009.

The commercial lending segment reported for 2009 a net loss for the second quarter of $1.3 million and a six month net loss of $1.6 million compared to $188,000 of net income earned in the second quarter and $918,000 for the first six months of 2008.  The reduced earnings in 2009 was caused by an increased provision for loan losses due to the previously discussed strengthening of the allowance for loan losses as a result of the deterioration in asset quality experienced in 2009.  This higher provision more than offset an increased level of net interest income due to the strong commercial real-estate loan growth achieved over the past year.

The trust segment’s net income contribution in the second quarter amounted to $104,000 and $248,000 for the first six months of 2009 compared to $352,000 and $815,000 for the same 2008 periods.  The major reason for the decrease between years was due to less wealth management revenue as a result of fewer assets under management due to the declines experienced in the equity and real estate markets during the past year.  This segment has also experienced an increase in non-interest expenses due to increased personnel costs and higher legal and consulting fees.

The investment/parent segment reported net income of $180,000 in the second quarter and $493,000 for the first six months of 2009, which was an improvement over the net losses of $370,000 realized in the second quarter and $714,000 for the first six months of 2008.  The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve, which has caused net interest income in this segment to increase.  Also, the Company realized $164,000 of investment security gains in 2009 compared to losses of $137,000 realized in 2008.

.....BALANCE SHEET.....The Company's total consolidated assets were $979 million at June 30, 2009, which was modestly up by $12.0 million or 1.2% from the $967 million level at December 31, 2008. The Company’s loans totaled $740 million at June 30, 2009, an increase of $32.5 million or 4.6% as a result of continued growth in the commercial loan portfolio. Note that the Company’s commercial loan pipelines have begun to slow as we enter the third quarter so we expect to see the rate of loan growth decline in the second half of 2009.  Investment securities and short-term money market investments declined by $14.6 million so far in 2009 due to principal repayments in the mortgage backed securities portfolio and $4.7 million of investment security sales in the first six months of 2009.  The Company has elected to utilize this cash to fund loan growth.

The Company’s deposits totaled $784 million at June 30, 2009, which was $88.9 million or 12.8% higher than December 31, 2008, due to an increase in money market deposits and certificates of deposit.  We believe that uncertainties in the financial markets and the economy have contributed to growth in our deposits as consumers have looked for safety in well capitalized community banks like AmeriServ Financial.  As a result of this deposit growth, we were able to reduce short-term FHLB borrowings by $76.1 million during the first six months of 2009.  Total FHLB borrowings now represent 5.9% of total assets compared to 13.8% at December 31, 2008.  The Company’s total shareholders’ equity has decreased by $372,000 since year-end 2008 mainly due to the net loss reported for the first half of 2009.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at June 30, 2009 of 11.61%.  The Company’s tangible book value per common share at June 30, 2009 was $3.73, and its tangible common equity to tangible assets ratio was 8.17%.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, classified assets and restructured loans (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2009	2008	2008
Total loan delinquency (past
due 30 to 89 days)	$ 6,843	$4,396	$ 3,686
Total non-accrual loans	11,832	3,377	2,609
Total non-performing assets*	14,670	4,572	3,717
Total restructured loans (performing)	10,298	-	-
Total classified loans	25,426	13,235	14,471
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.93%	0.62%	0.59%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	1.60	0.48	0.42
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	1.98	0.65	0.60
Non-performing assets as a percentage of total assets	1.50	0.47	0.42

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned.

As a result of the recessionary economy, non-performing assets have trended upward over the past year and now total $14.7 million or 1.98% of total loans.  The following two credits were primarily responsible for the increased level of non-performing assets in the second quarter of 2009: 1) a $5.9 million commercial loan to an information technology consulting company that is experiencing cash flow difficulties. A $3.4 million specific reserve has been established against this credit.  2) a $3.9 million commercial relationship with a paper manufacturer that has ceased operations.  This relationship consists of both an asset based line of credit and a commercial mortgage with an 80% government deficiency guarantee.  A $370,000 specific reserve has been established against this relationship.  The increase in both classified loans and restructured loans in the first six months of 2009 was largely due to the downgrade of an $11 million performing commercial loan in the restaurant industry to a substandard rating.  The Company restructured this loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period in an effort to give the borrower greater flexibility to restructure its operations to improve its cash flows during this difficult economic period.  The Company has never had any payment delinquency with this borrower.

Overall, loan delinquency levels have trended upward but remain below 1.0% during all periods presented.  We continue to closely monitor the portfolio given the recessionary economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio.  As of June 30, 2009, the 25 largest credits represented 31.0% of total loans outstanding.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	June 30,	December 31,	June 30,
	2009	2008	2008
Allowance for loan losses	$13,606	$8,910	$7,963
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	1.84%	1.26%	1.28%
total delinquent loans
(past due 30 to 89 days)	198.83	202.68	216.03
total non-accrual loans	114.99	263.84	305.21
total non-performing assets	92.75	194.88	214.23

The allowance for loan losses provided 115% coverage of non-accrual loans at June 30, 2009 compared to 264% coverage at December 31, 2008, and 305% coverage at June 30, 2008. The decline in coverage between periods reflects the previously discussed increase in non-accrual loans experienced during the second quarter of 2009.  The allowance for loan losses to total loans ratio increased to 1.84% since year-end 2008 as the loan loss provision significantly exceeded net charge-offs in the first six months of 2009.  The Company decided to build its allowance for loan losses over the past year due to the increase in non-performing loans, the downgrade of the rating classification of several performing commercial loans, and the weakness in the local and national economies.

.....LIQUIDITY.....The Bank’s liquidity position has been strong during the last several years when the Bank was undergoing a turnaround and a return to traditional community banking.  Our core retail deposit base remained stable throughout the early part of this period and has recently shown nice growth, which has been adequate to fund the Bank’s operations.  Cash flow from maturities, prepayments and amortization of securities was also used to fund the strong net loan growth that the Company has achieved over the past several years.  We plan to operate our loan to deposit ratio in a range of 90% to 100%.  At June 30, 2009, the bank’s loan to deposit ratio was 94.4%.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $8.3 million from December 31, 2008, to June 30, 2009, due to $19.6 million of cash used in investing activities and $2.3 million of cash used in operating activities.  This was partially offset by $13.6 million of cash provided by financing activities.  Within investing activities, cash provided by investment security maturities and sales exceeded purchases of new investment securities by $7.3 million.  Cash advanced for new loan fundings and purchases totaled $96.1 million and was $26.7 million higher than the $69.4 million of cash received from loan principal payments and sales.  Within financing activities, deposits increased by $90.5 million, which was used to paydown short-term borrowings by $76.1 million and help fund the previously mentioned loan growth.

The Parent Company had $22 million of cash, short-term investments, and securities at June 30, 2009, which was comparable with the year-end 2008 total.  We have elected to retain the majority of the $21 million of funds received from the CPP preferred stock at the Parent Company to provide us with greater liquidity and financial flexibility.  Additionally, dividend payments from our subsidiaries also provide ongoing cash to the Parent.  At June 30, 2009, the subsidiary bank had $1.6 million of cash available for immediate dividends to the Parent under the applicable regulatory formulas.

.....CAPITAL RESOURCES.....The Company continues to be considered well capitalized as the asset leverage ratio was 11.61% and the Tier 1 capital ratio was 14.31% at June 30, 2009.  Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios.  At June 30, 2009, accumulated other comprehensive loss amounted to $3.7 million.  The Company’s tangible common equity to tangible assets ratio was 8.17% at June 30, 2009.  We anticipate that our strong capital ratios should be relatively stable in the second half of 2009 due to the retention of all earnings, which will be offset by preferred dividend requirements and growth of the balance sheet.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	5.4%	6.0%
100bp increase	4.6	5.0
100bp decrease	(9.5)	(13.7)

The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at 0.25%.  The variability of net interest income is positive in the upward rate shocks as the Company has better diversified its loan portfolio over the past year with more loans now tied to LIBOR.  Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise.  The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

.....OFF BALANCE SHEET ARRANGEMENTS…..The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $124.5 million and standby letters of credit of $12.7 million as of June 30, 2009.

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

Commercial loans and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $11.9 million, or 87%, of the total allowance for credit losses at June 30, 2009 has been allocated to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of June 30, 2009, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.  A decline in value that is to be considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operation.  At June 30, 2009, nearly 100% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by Government agencies, U.S. Treasury or Government sponsored agencies.  The Company believes the price movements in these securities are dependent upon the movement in market interest rates.  The Company’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

.....FORWARD LOOKING STATEMENT.....

THE STRATEGIC FOCUS:

The challenge for the future is to improve earnings performance to peer levels through a disciplined focus on community banking and our Trust Company.  In accordance with our strategic plan, AmeriServ will maintain its focus as a community bank delivering banking and trust services to the best of our ability. AmeriServ does not intend to succumb to the lure of quick fixes and fancy financial gimmicks. We have seen where that path leads, and have marveled at how many knowledgeable people fall victim. Additionally, we expect to face increased regulatory costs and higher FDIC insurance expense in the future (in the form of both higher regular premiums and special FDIC assessments).  Despite these expected challenges, it is our plan to continue to build AmeriServ into a potent banking force in this region and in this industry.  Our focus encompasses the following:

• Customer Service - it is the existing and prospective customer that AmeriServ must satisfy. This means good products and fair prices. But it also means quick response time and professional competence.  It means speedy problem resolution and a minimizing of bureaucratic frustrations.  AmeriServ continues training and motivating its staff to meet these standards.

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

2.

COMMERCIAL LENDING — this business unit is already in a growth mode. It has totally revised procedures and has recruited an experienced professional staff. But it also has the skills and energy to provide financial advice and counsel. The challenge is to shorten response time, to eliminate bureaucracy and to always understand the needs of the customer. This business unit has already proven its value with record loan production in each of the past two years.  The challenge is to maintain this momentum, carefully manage asset quality during this recession to limit losses, and to continue working to maximize its potential.

3.

TRUST COMPANY — the Trust Company has restructured itself into a true 21st Century business model which has improved its marketplace focus. It has a positive investment performance record, which enables it to excel in traditional trust functions such as wealth management. The Trust Company has created a small niche in the vast market of union managed pension funds. Resources will continue to be channeled to the Trust Company so that this kind of creativity can continue to lead to new profit opportunities.  However, synergies need to be developed between the Trust Company and West Chester Capital Advisors so that revenue growth can be further enhanced.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2009, are effective.

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

Item 3.   Defaults Upon Senior Securities

   None

Item 4.   Submission of Matters to a Vote of Security Holders

   The annual meeting of the shareholders of AMERISERV FINANCIAL, Inc. was held on April 28, 2009.  The results of the items submitted for a vote were as follows:

Proposal #1	Number of Votes	% of Total
	Cast for Class I	Outstanding
	Director	Shares Voted

J. Michael Adams, Jr.	15,970,645	94.8
Margaret A. O’Malley	16,065,892	95.4
Mark E. Pasquerilla	15,924,350	94.5
Thomas C. Slater	15,934,320	94.6
Nedret Vidinli	16,182,762	96.1

Proposal #2	FOR	AGAINST

Amendment of the
Articles of Incorporation
lowering the Par Value
of the Common Stock	15,635,572	998,641

Proposal #3	FOR	AGAINST

Ratify S.R. Snodgrass,A.C.
as independent public
accountant	16,310,855	290,074

Proposal #4	FOR	AGAINST

An advisory (non-binding) vote
on Executive Compensation	15,203,990	1,401,077

Item 5.   Other Information

   None

Item 6.     Exhibits

3.1	Articles of Incorporation as amended on January 3, 2005, exhibit 3.1 to 2004 Form 10-K filed on March 10, 2005

3.2	Bylaws, Exhibit 3.2 to the Registrant’s Form 8-K filed September 19, 2008.

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

AmeriServ Financial, Inc.
Registrant

Date: August 7, 2009	/s/Allan R. Dennison
Allan R. Dennison
President and Chief Executive Officer

Date: August 7, 2009	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

August 7, 2009

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

/s/Allan R. Dennison	/s/Jeffrey A. Stopko
Allan R. Dennison	Jeffrey A. Stopko
President &	Executive Vice President &
Chief Executive Officer	Chief Financial Officer

Exhibit 99.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and its consolidated subsidiaries as of June 30, 2009; the related consolidated statements of operations for the three- and six-month periods ended June 30, 2009 and 2008; and the consolidated statement of cash flows for the six-month periods ended June 30, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.

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

/s/S.R. Snodgrass, A.C.

Wexford, PA

August 7, 2009

Exhibit 15.1

August 7, 2009

AmeriServ Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the period ended June 30, 2009, as indicated in our report dated July 31, 2008.  Because we did not perform an audit, we expressed no opinion on that information.

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

Date: August 7, 2009	/s/Allan R. Dennison
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

Date: August 7, 2009	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan R. Dennison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Allan R. Dennison

Allan R. Dennison

President and

Chief Executive Officer

August 7, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Executive Vice President and

Chief Financial Officer

August 7, 2009