Form 10-Q
period 2009-09-30
AMERISERV FINANCIAL INC /PA/
filed 2009-11-06
CIK 707605

                                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                                  FORM 10-Q

X

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the period ended                September 30, 2009

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

               Class

                                        Outstanding at November 2, 2009

Common Stock, par value $0.01

             21,217,865

per share

AmeriServ Financial, Inc.

      Item 1. Financial Statements

                                                                                        AmeriServ Financial, Inc.

                                                                 CONSOLIDATED BALANCE SHEETS

(In thousands)

  (Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Cash and due from depository institutions	$ 14,714	$ 17,945
Interest bearing deposits	1,711	1,601
Short-term investments in money market funds	6,565	15,578
Total cash and cash equivalents	22,990	35,124
Investment securities:
Available for sale	125,650	126,781
Held to maturity (market value $13,539 on September 30, 2009 and $16,323 on December 31, 2008)	13,065	15,894
Loans held for sale	3,824	1,000
Loans	719,389	706,799
Less: Unearned income	673	691
Allowance for loan losses	19,255	8,910
Net loans	699,461	697,198
Premises and equipment, net	8,988	9,521
Accrued income receivable	3,663	3,735
Goodwill	12,950	13,497
Core deposit intangibles	-	108
Bank owned life insurance	33,691	32,929
Net deferred tax asset	13,729	12,651
Regulatory stock	9,739	9,739
Other assets	11,594	8,752
TOTAL ASSETS	$ 959,344	$ 966,929

LIABILITIES
Non-interest bearing deposits	$ 112,949	$ 116,372
Interest bearing deposits	666,236	578,584
Total deposits	779,185	694,956

Short-term borrowings	30,630	119,920
Advances from Federal Home Loan Bank	13,821	13,858
Guaranteed junior subordinated deferrable interest debentures	13,085	13,085
Total borrowed funds	57,536	146,863
Other liabilities	11,917	11,858
TOTAL LIABILITIES	848,638	853,677

SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; there were 21,000 shares issued and outstanding for the periods presented	20,530	20,447
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 26,403,734 shares issued and 21,215,115 outstanding on September 30, 2009; par value $2.50 per share; 26,317,450 shares issued and 21,128,831 outstanding on December 31, 2008	264	65,794
Treasury stock at cost, 5,188,619 shares on September 30, 2009 and December 31, 2008	(68,659)	(68,659)
Capital surplus	144,873	79,353
Retained earnings	16,532	20,533
Accumulated other comprehensive loss, net	(2,834)	(4,216)
TOTAL SHAREHOLDERS' EQUITY	110,706	113,252
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 959,344	$ 966,929

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

   (In thousands)

    (Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$ 10,247	$ 10,013	$ 31,140	$ 30,337
Interest bearing deposits	1	2	3	10
Short-term investments in money market funds	3	40	25	127
Federal funds sold	-	-	-	4
Investment securities:
Available for sale	1,295	1,437	4,030	4,302
Held to maturity	152	240	490	684
Total Interest Income	11,698	11,732	35,688	35,464

INTEREST EXPENSE
Deposits	3,316	3,774	9,975	12,134
Federal funds purchased	6	-	7	-
Short-term borrowings	39	345	238	1,185
Advances from Federal Home Loan Bank	132	102	391	373
Guaranteed junior subordinated deferrable interest debentures	280	280	840	840
Total Interest Expense	3,773	4,501	11,451	14,532

NET INTEREST INCOME	7,925	7,231	24,237	20,932
Provision for loan losses	_6,300	775	11,400	2,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,625	6,456	12,837	18,632

NON-INTEREST INCOME
Trust fees	1,377	1,691	4,374	5,218
Net realized gains (losses) on investment securities	-	20	164	(117)
Net gains on loans held for sale	213	138	494	348
Service charges on deposit accounts	712	771	2,095	2,312
Investment advisory fees	176	185	465	629
Bank owned life insurance	258	260	762	2,432
Other income	718	702	2,152	2,126
Total Non-Interest Income	3,454	3,767	10,506	12,948

NON-INTEREST EXPENSE
Salaries and employee benefits	5,114	4,758	15,189	14,400
Net occupancy expense	602	586	1,965	1,900
Equipment expense	398	402	1,255	1,247
Professional fees	1,050	922	2,843	2,601
Supplies, postage and freight	279	299	841	946
Miscellaneous taxes and insurance	346	349	1,019	1,046
FDIC deposit insurance expense	311	30	1,034	72
FHLB prepayment penalty	-	-	-	91
Amortization of core deposit intangibles	-	217	108	649
Other expense	1,466	1,221	4,110	3,636
Total Non-Interest Expense	9,566	8,784	28,364	26,588

PRETAX INCOME (LOSS)	(4,487)	1,439	(5,021)	4,992
Income tax expense (benefit)	(1,677)	290	(1,805)	1,098
NET INCOME (LOSS)	(2,810)	1,149	(3,216)	3,894

Preferred stock dividends	263	-	785	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$ (3,073)	$ 1,149	$ (4,001)	$ 3,894

PER COMMON SHARE DATA:
Basic:
Net income (loss)	$ (0.15)	$ 0.05	$ (0.19)	$ 0.18
Average number of shares outstanding	21,178	21,855	21,156	21,921
Diluted:
Net income (loss)	$ (0.15)	$ 0.05	$ (0.19)	$ 0.18
Average number of shares outstanding	21,182	21,856	21,159	21,922
Cash dividends declared	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Nine months ended		Nine months ended
	September 30, 2009	September 30, 2008
OPERATING ACTIVITIES
Net income (loss)	$ (3,216)	$ 3,894
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan loss	11,400	2,300
Depreciation expense	1,179	1,094
Amortization expense of core deposit intangibles	108	649
Net amortization of investment securities	149	157
Net realized (gains) loss on investment securities available for sale	(164)	117
Net realized gains on loans held for sale	(494)	(348)
Amortization of deferred loan fees	(371)	(323)
Origination of mortgage loans held for sale	(55,759)	(31,471)
Sales of mortgage loans held for sale	53,429	30,427
Decrease in accrued income receivable	72	333
Decrease in accrued expense payable	(105)	(829)
Earnings on bank owned life insurance	(762)	(775)
Net increase in other assets	(3,770)	(3,085)
Net increase in other liabilities	829	1,301
Net cash provided by operating activities	2,525	3,441

INVESTING ACTIVITIES
Purchases of investment securities - available for sale	(36,286)	(61,900)
Purchases of investment securities - held to maturity	-	(4,464)
Purchases of regulatory stock	-	(6,372)
Proceeds from redemption of regulatory stock	-	5,359
Proceeds from sales of investment securities – available for sale	4,746	22,398
Proceeds from maturities of investment securities – available for sale	34,615	53,074
Proceeds from maturities of investment securities – held to maturity	2,788	6,837
Long-term loans originated	(95,380)	(94,697)
Principal collected on long-term loans	99,240	89,776
Loans purchased or participated	(20,500)	(24,159)
Loans sold or participated	3,950	2,500
Net increase in other short-term loans	(108)	(73)
Purchases of premises and equipment	(646)	(2,316)
Proceeds from insurance policies	-	2,635
Net cash used in investing activities	(7,581)	(11,402)

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	83,626	(21,265)
Net (decrease) increase in other short-term borrowings	(89,290)	21,816
Principal borrowings on advances from Federal Home Loan Bank	-	10,000
Principal repayments on advances from Federal Home Loan Bank	(37)	(7,034)
Purchase of treasury stock	-	(1,101)
Guaranteed junior subordinated deferrable interest debenture dividends paid	(762)	(762)
Preferred stock dividends	(688)	-
Proceeds from stock purchase plan	73	76
Net cash (used in) provided by financing activities	(7,078)	1,730

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,134)	(6,231)
CASH AND CASH EQUIVALENTS AT JANUARY 1	35,124	24,912
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$ 22,990	$18,681

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly-owned subsidiaries, AmeriServ Financial Bank (Bank), AmeriServ Trust and Financial Services Company (Trust Company), and AmeriServ Life Insurance Company (AmeriServ Life).  The Bank is a state-chartered full service bank with 18 locations in Pennsylvania.  The Trust Company offers a complete range of trust and financial services and administers assets valued at $1.3 billion that are not recognized on the Company’s balance sheet at September 30, 2009.  AmeriServ Life is a captive insurance company that engages in underwriting as a reinsurer of credit life and disability insurance.

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

3.

Accounting Policies

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim (annual) reporting period ending September 30, 2009.  The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008 (or date effective for your fiscal year end).  This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements.  On January 1, 2008 (or date effective for your fiscal year end), the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities.  The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition.  This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In March 2008, the FASB issued an accounting standard related to disclosures about derivatives and hedging activities, which is effective for fiscal years and interim periods beginning after November 15, 2008.  This standard requires enhanced disclosures about derivative instruments and hedging activities and therefore should improve the transparency of financial reporting.  This accounting standard was subsequently codified into ASC 815-10, Derivatives and Hedging.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures.  This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations or The Company has presented the necessary disclosures in Note (8) herein.

4.

Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding.  Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.  Treasury shares are treated as retired for earnings per share purposes. Options and warrants to purchase 1,544,509 common shares, at exercise prices ranging from $2.31 to $6.10, and 220,909 common shares, at exercise prices ranging from $3.01 to $6.10, were outstanding as of September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per common share because to do so would be antidilutive.  Dividends on preferred shares are deducted from net income in the calculation of earnings per common share.

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator:
Net income (loss)	$ (2,810)	$ 1,149	$ (3,216)	$ 3,894
Preferred stock dividends	263	-	785	-
Net Income (loss) available to common shareholders	$ (3,073)	$ 1,149	$ (4,001)	$ 3,894

Denominator:
Weighted average common shares
outstanding (basic)	21,178	21,855	21,156	21,921
Effect of stock options/warrants	4	1	3	1
Weighted average common shares
outstanding (diluted)	21,182	21,856	21,159	21,922

Earnings (loss) per common share:
Basic	$(0.15)	$0.05	$(0.19)	$0.18
Diluted	(0.15)	0.05	(0.19)	0.18

5.

Comprehensive Income (Loss)

For the Company, comprehensive income includes net income and unrealized holding gains and losses from available for sale investment securities and the pension obligation change for the defined benefit plan.  The changes in other comprehensive income are reported net of income taxes, as follows (in thousands):

		Three months ended	Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$ (2,810)	$ 1,149	$ (3,216)	$ 3,894

Other comprehensive income, before tax:
Pension obligation change for defined benefit plan	116	82	351	246
Income tax effect	(38)	(28)	(117)	(84)
Reclassification adjustment for (gains) losses on available for sale securities included in net income (loss)	-	(20)	(164)	117
Income tax effect	-	7	56	(40)
Unrealized holding (gains) losses on available for sale securities arising during period	1,209	314	1,904	407
Income tax effect	(411)	(107)	(648)	(138)
Other comprehensive income	876	248	1,382	508

Comprehensive income (loss)	$ (1,934)	$ 1,397	$ (1,834)	$ 4,402

6.

Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits, federal funds sold and short-term investments in money market funds.  The Company made $123,000 in income tax payments in the first nine months of 2009 as compared to $218,000 for the first nine months of 2008.  The Company made total interest payments of $11,556,000 in the first nine months of 2009 compared to $15,361,000 in the same 2008 period.

7.

Investment Securities

The cost basis and fair values of investment securities are summarized as follows (in thousands):

Investment securities available for sale (AFS):

September 30, 2009		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 9,291	$ 53	$ (3)	$ 9,341
U.S. Agency mortgage- backed securities	112,483	3,827	(1)	116,309
Total	$121,774	$ 3,880	$ (4)	$ 125,650

Investment securities held to maturity (HTM):

September 30, 2009		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,028	$ 43	$ -	$ 3,071
U.S. Agency mortgage- backed securities	8,037	437	-	8,474
Other securities	2,000	-	(6)	1,994
Total	$ 13,065	$ 480	$ (6)	$ 13,539

Investment securities available for sale (AFS):

December 31, 2008		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Agency	$ 10,387	$ 188	$ -	$ 10,575
U.S. Agency mortgage-backed securities	114,380	2,057	(248)	116,189
Other securities	24	-	(7)	17
Total	$124,791	$ 2,245	$ (255)	$126,781

Investment securities held to maturity (HTM):

December 31, 2008		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
U.S. Treasury	$ 3,082	$ 118	$ -	$ 3,200
U.S. Agency mortgage-backed securities	9,562	321	-	9,883
Other securities	3,250	-	(10)	3,240
Total	$ 15,894	$ 439	$ (10)	$ 16,323

Maintaining investment quality is a primary objective of the Company's investment policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody's Investor's Service or Standard & Poor's rating of "A."  At September 30, 2009 and December 31, 2008, 98.5% and 97.7% of the portfolio was rated "AAA", respectively.  Less than 1% of the portfolio was rated below “A” or unrated at September 30, 2009 and December 31, 2008.   At September 30, 2009, the Company’s consolidated investment securities portfolio had a modified duration of approximately 2.1 years. The gross gains on investment security sales in the first nine months of 2009 were $164,000.  The Company has no exposure to sub-prime mortgage loans in either the loan or investment portfolios.

The following tables present information concerning investments with unrealized losses as of September 30, 2009 and December 31, 2008 (in thousands):

Investment securities available for sale:

September 30, 2009	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Agency	$ 997	$ (3)	$ -	$ -	$ 997	$ (3)
U.S. Agency mortgage-
backed securities	1,720	(1)	-	-	1,720	(1)
Total	$ 2,717	$ (4)	$ -	$ -	$ 2,717	$ (4)

Investment securities held to maturity:

September 30, 2009	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$ -	$ -	$ 1,994	$ (6)	$ 1,994	$ (6)
Total	$ -	$ -	$ 1,994	$ (6)	$ 1,994	$ (6)

Investment securities available for sale:

December 31, 2008	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency mortgage-
backed securities	$ 31,063	$ (226)	$ 3,375	$ (22)	$ 34,438	$ (248)
Other securities	-	-	17	(7)	17	(7)
Total	$ 31,063	$ (226)	$ 3,392	$ (29)	$ 34,455	$ (255)

Investment securities held to maturity:

December 31, 2008	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Other securities	$ -	$ -	$ 3,240	$ (10)	$ 3,240	$ (10)
Total	$ -	$ -	$ 3,240	$ (10)	$ 3,240	$ (10)

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the value of securities will decrease; as market yields fall, the fair value of securities will increase.  There are four positions that are considered temporarily impaired at September 30, 2009.  Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Management has also concluded that based on current information they expect to continue to receive scheduled interest payments as well as the entire principal balance.  Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Contractual maturities of securities at September 30, 2009, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturity	Available for Sale		Held to Maturity
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value
0-1 year	$ 5,643	$ 5,713	$ 4,027	$ 4,070
1-5 years	10,179	10,262	1,000	995
5-10 years	23,722	24,915	-	-
Over 10 years	82,230	84,760	8,038	8,474
Total	$121,774	$125,650	$ 13,065	$ 13,539

8.

Disclosures About Fair Value Measurements

Effective January 1, 2008, the Company complies with US Generally Accepted Accounting Principles (US GAAP) related to fair value measurements for financial assets and financial liabilities.

US GAAP establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by US GAAP hierarchy are as follows:

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

The following tables present the assets reported on the balance sheet at their fair value as of September 30, 2009 and December 31, 2008, by level within the fair value hierarchy.  As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at September 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Agency securities	$ 9,341	$ -	$ 9,341	$ -
U.S. Agency mortgage-backed securities	116,309	-	116,309	-
Loans held for sale	3,824	3,824	-	-
Fair value of swap asset	194	-	194	-

		Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Agency securities	$ 10,575	$ -	$ 10,575	$ -
U.S. Agency mortgage-backed securities	116,189	-	116,189	-
Other securities	17	17	-	-
Loans held for sale	1,000	1,000	-	-
Fair value of swap asset	336	-	336	-

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are reported at fair value of the underlying collateral if the repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 input based on the discounting of the collateral.  At September 30, 2009, impaired loans with a carrying value of $18.8 million were reduced by specific valuation allowance totaling $8.0 million resulting in a net fair value of $10.8 million, based on Level 3 inputs.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure.  Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at September 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$ 10,798	$ -	$ -	$ 10,798
Other real estate owned	3,225	-	3,225	-

		Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$ 857	$ -	$ 857	$-
Other real estate owned	1,195	-	1,195	-

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

Estimated fair values have been determined by the Company using independent third party valuations that use the best available data (Level 2) and an estimation methodology (Level 3) the Company believes is suitable for each category of financial instruments. Management believes that cash, cash equivalents, and loans and deposits with floating interest rates have estimated fair values which approximate the recorded book balances. The estimation methodologies used, the estimated fair values based off of US GAAP measurements, and recorded book balances at September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009		December 31, 2008
	Estimate Fair Value	Recorded Book Balance	Estimate Fair Value	Recorded Book Balance
	(IN THOUSANDS)
FINANCIAL ASSETS:
Investment securities	$ 139,189	$ 138,715	$ 143,104	$ 142,675
Regulatory stock	9,739	9,739	9,739	9,739
Net loans (including loans held for sale), net of allowance for loan loss	699,850	703,285	701,066	698,198
Accrued income receivable	3,663	3,663	3,735	3,735
Bank owned life insurance	33,691	33,691	32,929	32,929
Fair value swap asset	194	194	336	336

FINANCIAL LIABILITIES:
Deposits with no stated maturities	$ 430,963	$ 430,963	$ 377,646	$ 377,646
Deposits with stated maturities	352,074	348,222	320,201	317,310
Short-term borrowings	30,630	30,630	119,920	119,920
All other borrowings	30,272	26,906	31,472	26,943
Accrued interest payable	3,957	3,957	4,062	4,062
Fair value swap liability	194	194	336	336

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

9.

Loans

The loan portfolio of the Company consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Commercial	$ 105,702	$ 110,197
Commercial loans secured by real estate	388,696	353,870
Real estate – mortgage	205,114	218,928
Consumer	19,877	23,804
Total loans	719,389	706,799
Less: Unearned income	673	691
Loans, net of unearned income	$ 718,716	$ 706,108

Real estate-construction loans comprised 7.0%, and 6.2% of total loans, net of unearned income, at September 30, 2009 and December 31, 2008, respectively.  The Company has no exposure to sub prime mortgage loans in either the loan or investment portfolios.

10.

Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses follows (in thousands, except ratios):

	Three months ended		Nine months ended
	September 30,			September 30,
	2009	2008	2009	2008
Balance at beginning of period	$ 13,606	$ 7,963	$ 8,910	$ 7,252
Charge-offs:
Commercial	(92)	-	(733)	(106)
Commercial loans secured by real estate	(522)	-	(759)	(791)
Real estate-mortgage	(33)	(10)	(100)	(131)
Consumer	(66)	(84)	(186)	(266)
Total charge-offs	(713)	(94)	(1,778)	(1,294)
Recoveries:
Commercial	26	2	595	296
Commercial loans secured by real estate	6	5	11	34
Real estate-mortgage	3	2	25	23
Consumer	27	24	92	66
Total recoveries	62	33	723	419

Net charge-offs	(651)	(61)	(1,055)	(875)
Provision for loan losses	6,300	775	11,400	2,300
Balance at end of period	$ 19,255	$ 8,677	$ 19,255	$ 8,677

As a percent of average loans and loans held
for sale, net of unearned income:
Annualized net charge-offs	0.35%	0.04%	0.19%	0.18%
Annualized provision for loan losses	3.42	0.48	2.10	0.49
Allowance as a percent of loans and loans
held for sale, net of unearned income
at period end	2.66	1.31	2.66	1.31

11.

Non-performing Assets

The following table presents information concerning non-performing assets (in thousands, except percentages):

	September 30, 2009	December 31, 2008
Non-accrual loans
Commercial	$ 7,963	$ 1,128
Commercial loans secured by real estate	10,105	484
Real estate-mortgage	2,373	1,313
Consumer	23	452
Total	20,464	3,377

90 days past due
Total	-	-

Other real estate owned
Commercial	1,094	-
Commercial loans secured by real estate	1,765	701
Real estate-mortgage	366	494
Total	3,225	1,195

Total non-performing assets	$23,689	$ 4,572
Total non-performing assets as a percent of loans and loans held for sale, net of unearned income, and other real estate owned	3.26%	0.65%

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income due in accordance
with original terms	$ 165	$ 47	$ 275	$ 144
Interest income recorded	-	-	-	-
Net reduction in interest income	$ 165	$ 47	$ 275	$ 144

12.

Federal Home Loan Bank Borrowings

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following at September 30, 2009, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 15,630	0.67%

Advances	2009	18,004	1.08
	2010	10,000	3.36
	2011 and after	817	6.44
		28,821	2.02

Total FHLB borrowings		$ 44,451	1.55%

Total Federal Home Loan Bank (FHLB) borrowings and advances consisted of the following at December 31, 2008, (in thousands, except percentages):

			Weighted
Type	Maturing	Amount	Average Rate
Open Repo Plus	Overnight	$ 119,920	1.96%

Advances	2009	3,004	4.17
	2010	10,000	3.36
	2011 and after	854	6.44
		13,858	3.72

Total FHLB borrowings		$ 133,778	2.14%

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

On December 19, 2008, the Company sold to the U.S. Treasury for an aggregate purchase price of $21 million in cash 21,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D.  In conjunction with the purchase of these senior preferred shares, the U.S. Treasury also received warrants to purchase up to 1,312,500 shares of the Company’s common stock. The warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $2.40 per share. The $21 million in proceeds was allocated to the Series D Preferred Stock and the warrants based on their relative fair values at issuance (approximately $20.4 million was allocated to the Series D Preferred Stock and approximately $600,000 to the warrants).  The difference between the initial value allocated to the Series D Preferred Stock of approximately $20.4 million and the liquidation value of $21 million will be charged to surplus over the first three years of the contract.  Cumulative dividends on Series D Preferred Stock are payable quarterly at 5% through December 19, 2013 and at a rate of 9% thereafter.  As a result of the decision by the Company to accept a preferred stock investment under the U.S. Treasury’s CPP for a period of three years the Company is no longer permitted to repurchase common stock or declare and pay dividends on common stock without the consent of the U.S. Treasury.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of September 30, 2009, the Federal Reserve categorized the Company as Well Capitalized under the regulatory framework for prompt corrective action.  The Company believes that no conditions or events have occurred that would change this conclusion.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  Additionally, while not a regulatory capital ratio, the Company’s tangible common equity ratio was 8.16% at September 30, 2009.

	Actual			For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(In thousands, except ratios)
Total Capital (to Risk Weighted Assets)
Consolidated	$118,128	15.50%	$ 60,975	8.00%	$ 76,218	10.00%
Bank	90,927	12.14	59,904	8.00	74,880	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	108,474	14.23	30,487	4.00	45,731	6.00
Bank	81,438	10.88	29,952	4.00	44,928	6.00

Tier 1 Capital (to Average Assets)
Consolidated	108,474	11.41	38,022	4.00	47,527	5.00
Bank	81,438	8.84	36,852	4.00	46,065	5.00

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

Retail banking includes the deposit-gathering branch franchise, lending to both individuals and small businesses, and financial services.  Lending activities include residential mortgage loans, direct consumer loans, and small business commercial loans.  Financial services include the sale of mutual funds, annuities, and insurance products.  Commercial lending to businesses includes commercial loans, and commercial real-estate loans.  The trust segment contains our wealth management businesses and has two primary divisions, traditional trust and union collective investment funds.  Traditional trust includes personal trust products and services such as personal portfolio investment management, estate planning and administration, custodial services and pre-need trusts.  Also, institutional trust products and services such as 401(k) plans, defined benefit and defined contribution employee benefit plans, and individual retirement accounts are included in this segment.  The financial results of West Chester Capital Advisors, a registered investment advisory firm, are also included in the Trust segment.  The union collective investment funds, namely the ERECT and BUILD Funds are designed to invest union pension dollars in construction projects that utilize union labor.  The investment/parent includes the net results of investment securities and borrowing activities, general corporate expenses not allocated to the business segments, interest expense on the guaranteed junior subordinated deferrable interest debentures, and centralized interest rate risk management.  Inter-segment revenues were not material.

The contribution of the major business segments to the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended		Nine months ended		September 30,
	September 30, 2009		September 30, 2009		2009
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,311	$ 441	$ 18,640	$ 914	$ 313,138
Commercial lending	3,070	(3,246)	9,130	(4,866)	503,978
Trust	1,572	68	4,891	316	3,513
Investment/Parent	426	(73)	2,082	420	138,715
Total	$ 11,379	$(2,810)	$ 34,743	$ (3,216)	$ 959,344

	Three months ended		Nine months ended		September 30,
	September 30, 2008		September 30, 2008		2008
	Total revenue	Net income (loss)	Total revenue	Net income (loss)	Total assets
Retail banking	$ 6,178	$ 597	$ 19,306	$ 2,323	$ 332,841
Commercial lending	2,568	426	7,986	1,344	426,438
Trust	1,899	290	5,912	1,105	3,250
Investment/Parent	353	(164)	676	(878)	148,777
Total	$ 10,998	$ 1,149	$ 33,880	$ 3,894	$ 911,306

16.

Commitments and Contingent Liabilities

The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts.  The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.  The Company had various outstanding commitments to extend credit approximating $124.8 million and standby letters of credit of $13.2 million as of September 30, 2009.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$ 264	$ 241	$ 728	$ 723
Interest cost	286	233	753	699
Expected return on plan assets	(291)	(309)	(907)	(928)
Amortization of prior year service cost	2	1	8	3
Amortization of transition asset	(5)	(4)	(13)	(13)
Recognized net actuarial loss	119	85	356	256
Net periodic pension cost	$ 375	$ 247	$ 925	$ 740

18.

Subsequent Events

Management has reviewed events occurring through November 6, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("M.D.& A.")

2009 THIRD QUARTER SUMMARY OVERVIEW…..As this recession continues to lengthen, it is creating an ever increasing level of stress throughout the economy.  During the third quarter of 2009 its impact increased in Western Pennsylvania.  No community bank is an island, and its fortunes are tied to the health of the communities which it serves.  Therefore it is not a surprise that AmeriServ experienced a weakening in its performance in the third quarter.

AmeriServ reported a net loss of $2.8 million or $0.15 per share for the third quarter and a net loss of $3.2 million or $0.19 per share for the first nine months of 2009.  This was caused primarily by a material provision to our loan loss reserve.  Specifically, it reflected the performance of two major shared credits, one an industrial company and one in the restaurant business, as well as performance downgrades of other commercial borrowers.  It continues to be our policy to provide specific loan reserves in a very disciplined, realistic way whenever we believe the situation so demands.  Experience has taught us that the way to survive in times such as these is to work closely with our borrowers to help them find an appropriate course of action, but to also build reserves sufficiently in the event that no solution can be found.  In these troubled times, it is the strong capital and the conservative balance sheet which AmeriServ maintains that makes such necessary actions possible.

During the third quarter we took an additional action to heighten our level of vigilance.  Management formed a high level Asset Quality Task Force.  This Task Force meets weekly to ensure we are proactive during such stressful times.  It will meet regularly with every lending officer to consider in depth the relative health of that officer’s portfolio.  It is important that we work hard to provide support to any AmeriServ borrower who is under stress, but it is equally important that we are careful to also protect the interests of AmeriServ’s stockholders.  Our company was fortunate to enter this period with strong capital ratios, which continue, even as the third quarter closed. The $21 million of US Treasury funding received last December has provided an even deeper level of capital strength for AmeriServ during this recession.  Our view is that vigilance continues to be the key.  Therefore activating the Asset Quality Task Force sends a message to every AmeriServ banker that these are not the times for “business as usual.”  While increases in our reserves may be appropriate, we must work vigorously to keep actual charge-offs well below industry averages; a level where they have been thus far in 2009.

The well documented troubles over recent years in the equity and real estate markets have also reduced the performance of the Trust Company and West Chester Capital Advisors.  These wealth management businesses base their fees on the dollar value of the accounts they manage. Therefore the recession driven decline in market values and stock prices places their fee generation well below the levels achieved in the boom years just past.  We do recognize that the Wealth Management business is undergoing changes.  Therefore we have contracted with a reputable national consulting firm to perform a total strategic review of these subsidiaries so they can start soon to position themselves for the new shape of the Wealth Management business when the recovery of the economy begins.

During the third quarter AmeriServ’s day-to-day operations continue to show strength on many fronts –

•

Loans outstanding, while declining in the third quarter, have still increased by $15.4 million in 2009.

•

Deposits continued to grow as many savers sought the protection provided by a community bank with FDIC deposit insurance.  Since January 1, 2009, AmeriServ has grown its deposits by $84 million or 12.1%.

•

Non-interest income remained stable with the most recent quarters in spite of a lower level of fees in the wealth management business.

•

Bank borrowings continued to be low, closing the third quarter at just 4.6% of total assets.

•

Perhaps most important, capital ratios remained above the “well capitalized” levels with the asset leverage ratio at 11.41% and tangible common equity at 8.16%.

AmeriServ continues to support the region by seeking out lending opportunities in our primary markets.  Loan originations totaled $46 million in the third quarter of 2009.  This was in keeping with the commitment that we made to the US Treasury to do our part in fighting the recession.

This period of economic stress has become a challenge for all of us, from the White House to main street.  As we have frequently stated, there will be no search for “quick fixes”, no excursions into high risk strategies, no straying from our community banking roots.  We will work through this period of economic weakness for our nation and our region and plan to be even more active when the economy improves.

THREE MONTHS ENDED SEPTEMBER 30, 2009 VS. THREE MONTHS ENDED SEPTEMBER 30, 2008

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
Net income (loss)	$ (2,810)	$ 1,149
Diluted earnings (loss) per share	(0.15)	0.05
Return on average assets (annualized)	(1.15)%	0.52%
Return on average equity (annualized)	(9.83)%	4.93%

The Company reported a net loss of $2.8 million or $0.15 loss per diluted common share for the third quarter of 2009.  This represents a decrease of $4.0 million from the third quarter 2008 net income of $1.1 million or $0.05 per diluted common share.    An increased provision for loan losses and higher non-interest expense were the primary factors causing the decline in earnings between periods.  We appropriately increased our allowance for loan losses to respond to deterioration in asset quality evidenced by higher levels of nonperforming assets and classified loans as the continued recessionary economic environment is clearly impacting our commercial borrowers.  This higher provision for loan losses more than offset increased net interest income that resulted from solid loan and deposit growth within our retail bank. Diluted earnings per share also declined by the preferred dividend requirement on the CPP preferred stock in 2009, which amounted to $263,000 and increased the amount of the net loss available to common shareholders.

.....NET INTEREST INCOME AND MARGIN.....The Company's net interest income represents the amount by which interest income on average earning assets exceeds interest paid on average interest bearing liabilities.  Net interest income is a primary source of the Company's earnings, and it is affected by interest rate fluctuations as well as changes in the amount and mix of average earning assets and average interest bearing liabilities.  The following table compares the Company's net interest income performance for the third quarter of 2009 to the third quarter of 2008 (in thousands, except percentages):

	Three months ended September 30, 2009	Three months ended September 30, 2008	Change	% Change
Interest income	$ 11,698	$ 11,732	$ (34)	(0.3)%
Interest expense	3,773	4,501	(728)	(16.2)
Net interest income	$ 7,925	$ 7,231	$ 694	9.6

Net interest margin	3.57%	3.59%	(0.02)	N/M

N/M - not meaningful

The Company’s net interest income in the third quarter of 2009 increased by $694,000 or 9.6% from the prior year’s third quarter while the net interest margin declined by two basis points to 3.57% over the same comparative period.  The increased net interest income in 2009 resulted from the Company’s ability to generate a relatively stable net interest margin on a larger earning asset base.   Specifically, total loans averaged $730 million in the third quarter of 2009, an increase of $92 million or 14.5% over the third quarter of 2008.  The loan growth was driven by increased commercial real-estate loan production as the majority of increased residential mortgage loan production has been sold into the secondary market. The Company’s strong liquidity position has been supported by total deposits that averaged $785 million in the third quarter of 2009, an increase of $87 million or 12.5% over the same 2008 quarter.  We believe that uncertainties in the financial markets and the economy have contributed to growth in money market accounts, time deposits, and demand deposits as consumers have looked for safety in well capitalized community banks like AmeriServ Financial.  Additionally, the Company also benefitted from a favorable decline in interest expense caused by the more rapid downward repricing of both deposits and FHLB borrowings due to the market decline in short-term interest rates. When the Company’s third quarter 2009 net interest margin of 3.57% is compared to the more recent second quarter 2009 net interest margin of 3.66%, the nine basis point decline was due primarily to the reduced interest revenue on a higher level of non-accrual loans.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the third quarter of 2009 decreased by only $34,000 when compared to the same 2008 quarter. This decrease was due to a 51 basis point decline in the earning asset yield to 5.29%, that was partially mitigated by an $86 million increase in average earning assets due to the previously mentioned strong loan growth.  Within the earning asset base, the yield on the total loan portfolio decreased by 69 basis points to 5.53% while the yield on total investment securities yield decreased by 41 basis points to 3.99%.  Both of these yield drops reflect the lower interest rate environment in 2009 as the Federal Reserve has taken actions to reduce interest rates in response to the financial market crisis that hit in last year’s third quarter.

The Company's total interest expense for the third quarter of 2009 decreased by $728,000 or 16.2% when compared to the same 2008 quarter.  This decrease in interest expense was due to a lower cost of funds as the cost of both deposits and borrowings repriced downward with the reductions in short-term interest rates.  Specifically, the cost of interest bearing deposits declined by 60 basis points to 1.96%, while the cost of all FHLB borrowings dropped by 87 basis points to 1.60%.  This decrease in funding costs more than offset the additional interest expense associated with a $57 million increase in the volume of interest bearing liabilities due to the previously mentioned deposit growth.  Additionally, the Company’s funding mix also benefited from a $3.4 million increase in non-interest bearing demand deposits.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the three month periods ended September 30, 2009 and September 30, 2008 setting forth (i) average assets, liabilities, and stockholders' equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) AmeriServ Financial's interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) AmeriServ Financial's net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of these tables, loan balances do include non-accrual loans, and interest income on loans includes loan fees or amortization of such fees which have been deferred, as well as interest recorded on certain non-accrual loans as cash is received.  Additionally, a tax rate of 34% is used to compute tax-equivalent yields.

Three months ended September 30 (In thousands, except percentages)

		2009			2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$730,152	$ 10,256	5.53%	$637,841	$ 10,033	6.22%
Interest bearing deposits	1,746	1	0.23	399	2	1.95
Short-term investment in money market funds	7,388	3	0.18	7,983	40	1.96
Federal funds sold	413	-	0.13	32	-	1.90
Investment securities – AFS	131,145	1,295	3.95	135,098	1,437	4.25
Investment securities – HTM	13,964	152	4.35	17,378	240	5.52
Total investment securities	145,109	1,447	3.99	152,476	1,677	4.40
Total interest earning assets/interest income	884,808	11,707	5.29	798,731	11,752	5.80
Non-interest earning assets:
Cash and due from banks	14,135			16,574
Premises and equipment	9,052			9,593
Other assets	73,296			68,613
Allowance for loan losses	(13,658)			(8,088)
TOTAL ASSETS	$967,633			$885,423

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 62,479	$ 62	0.39%	$ 65,704	$ 151	0.91%
Savings	72,864	140	0.76	71,520	136	0.75
Money markets	182,735	630	1.37	108,181	572	2.10
Other time	352,584	2,484	2.80	341,455	2,915	3.39
Total interest bearing deposits	670,662	3,316	1.96	586,860	3,774	2.56
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	29,851	45	0.60	60,635	345	2.23
Advances from Federal Home Loan Bank	13,828	132	3.77	10,258	102	3.94
Guaranteed junior subordinated deferrable interest debentures	13,085	280	8.57	13,085	280	8.57
Total interest bearing liabilities/interest expense	727,426	3,773	2.06	670,838	4,501	2.67
Non-interest bearing liabilities:
Demand deposits	114,548			111,136
Other liabilities	12,234			10,763
Shareholders' equity	113,425			92,686
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$967,633			$885,423
Interest rate spread			3.23			3.13
Net interest income/ Net interest margin		7,934	3.57%		7,251	3.56%
Tax-equivalent adjustment		(9)			(20)
Net Interest Income		$ 7,925			$ 7,231

…..PROVISION FOR LOAN LOSSES..... The Company appropriately strengthened its allowance for loan losses in the third quarter and first nine months of 2009 in response to deterioration in asset quality.  Specifically, non-performing assets increased by $9.0 million from $14.7 million or 1.98% of total loans at June 30, 2009 to $23.7 million or 3.28% of total loans at September 30, 2009.  (See the loan quality section of this MD&A for more specific discussion on the credits causing the increase.)   As a result of this asset quality deterioration, the Company recorded a $6.3 million provision for loan losses in the third quarter of 2009 compared to a $775,000 provision in the third quarter of 2008, or an increase of $5.5 million.   When determining the provision for loan losses, the Company considers a number of factors, some of which include periodic credit reviews, non-performing, delinquency and charge-off trends, concentrations of credit, loan volume trends and broader local and national economic trends.  In addition to the higher level of non-performing loans, the increased loan loss provision in 2009 was also caused by the Company’s decision to strengthen its allowance for loan losses due to the downgrade of the rating classification of several performing commercial loans and uncertainties in the local and national economies.  The Company’s net charge-offs in the third quarter of 2009 amounted to $651,000 or 0.35% of total loans.  This amount was higher than the net charge-offs of $61,000 or 0.04% of total loans experienced in the third quarter of 2008.  Overall, the allowance for loan losses provided 94% coverage of non-performing loans and was 2.66% of total loans at September 30, 2009 compared to 264% of non-performing loans and 1.26% of total loans at December 31, 2008.

.....NON-INTEREST INCOME.....Non-interest income for the third quarter of 2009 totaled $3.5 million; a decrease of $313,000 or 8.3% from the third quarter 2008 performance.  Factors contributing to this reduced level of non-interest income in 2009 included:

*  a $323,000 decline in trust and investment advisory fees due to reductions in the market value of assets managed due to lower equity and real estate values in the third quarter of 2009.

*  a $75,000 or 54.3% increase in gains realized on residential mortgage loan sales into the secondary market in the third quarter of 2009 due to increased mortgage purchase and refinance activity in the Company’s primary market.

.....NON-INTEREST EXPENSE.....Non-interest expense for the third quarter of 2009 totaled $9.6 million and increased by $782,000 or 8.9% from the prior year’s third quarter. Factors contributing to the higher non-interest expense in 2009 included:

*  FDIC deposit insurance expense has increased by $281,000 due to higher recurring insurance premiums as a result of the need to nationally strengthen the deposit insurance fund.

*  Salaries and benefits expense increased by $356,000 due to greater salary costs as a result of normal merit increases, higher sales related incentive compensation, and increased pension expense.

*  Other expenses increased by $245,000 due primarily to greater costs associated with other real estate owned properties and higher telephone expense.

NINE MONTHS ENDED SEPTEMBER 30, 2009 VS. NINE MONTHS ENDED SEPTEMBER 30, 2008

.....PERFORMANCE OVERVIEW.....The following table summarizes some of the Company's key performance indicators (in thousands, except per share and ratios).

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008

Net income (loss)	$ (3,216)	$ 3,894
Diluted earnings (loss) per share	(0.19)	0.18
Return on average assets (annualized)	(0.44)%	0.59%
Return on average equity (annualized)	(3.77)%	5.66%

The Company reported a net loss of $3.2 million or $0.19 per diluted common share for the first nine months of 2009.  This represents a decrease of $7.1 million from the first nine months of 2008 net income of $3.9 million or $0.18 per diluted common share.    Diluted earnings per share declined more significantly than net income due to the preferred dividend requirement on the CPP preferred stock in 2009, which amounted to $785,000 and reduced the amount of net income available to common shareholders.  An increased provision for loan losses, reduced non-interest income, and higher non-interest expenses were the main factors causing the decrease in net income in 2009.  These negative items more than offset good growth in net interest income due to increased loans outstanding and effective balance sheet management in a declining interest rate environment.

.....NET INTEREST INCOME AND MARGIN..... The following table compares the Company's net interest income performance for the first nine months of 2009 to the first nine months of 2008 (in thousands, except percentages):

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Change	% Change
Interest income	$ 35,688	$ 35,464	$ 224	0.6%
Interest expense	11,451	14,532	(3,081)	(21.2)
Net interest income	$ 24,237	$ 20,932	$ 3,305	15.8

Net interest margin	3.65%	3.49%	0.16	N/M

N/M - not meaningful

The Company’s net interest income in the first nine months of 2009 increased by $3.3 million or 15.8% from the prior year’s first nine months and the net interest margin rose by 16 basis points to 3.65% over the same comparative period.  The increased net interest income and margin resulted from a combination of good balance sheet growth and the pricing benefits achieved from a steeper positively sloped yield curve.  Specifically, total loans averaged $726 million in the first nine months of 2009, an increase of $94 million or 14.8% over the first nine months of 2008.  Total deposits averaged $756 million in the first nine months of 2009, an increase of $58 million or 8.3% over the same 2008 period.  The Company also benefitted from the cost of funds declining at a faster pace than the earning asset yield in 2009.  Specifically, effective balance sheet management strategies caused the cost of funds to decrease by 79 basis points, while the earning asset yield dropped by only 48 basis points.

.....COMPONENT CHANGES IN NET INTEREST INCOME..…Regarding the separate components of net interest income, the Company's total interest income for the first nine months of 2009 increased by $224,000 when compared to the same 2008 period. This increase was due to $90 million of growth in earning assets, which more than offset a 48 basis point decrease in the earning asset yield to 5.40%.  Within the earning asset base, the yield on the total loan portfolio decreased by 64 basis points to 5.69% and reflects the lower interest rate environment in 2009 as the Federal Reserve has reduced the federal funds rate by approximately 300 basis points since 2008.  The total investment securities yield decreased by eight basis points to 4.12% while the yield on short-term money market funds dropped by 205 basis points to 0.36%.  The yield on both of these products was also impacted by the lower interest rate environment in 2009.

The $90 million or 11.3% increase in the volume of average earning assets was due to a $94 million or 14.8% increase in average loans, partially offset by an $8 million or 5.3% decrease in average investment securities.  This loan growth was driven by increased commercial real estate loans as a result of successful new business development efforts, particularly in the suburban Pittsburgh market. The Company found increased commercial lending opportunities in the Pittsburgh market in the second half of 2008 and first quarter of 2009 due to the retrenchment of several larger competitors as a result of the turmoil in the financial markets. This loan growth caused the Company’s loan to deposit ratio to average 96.0% in the first nine months of 2009 compared to 90.5% in the first nine months of 2008.  The decline in investment securities was caused by the call of certain agency securities and ongoing cash flow from mortgage-backed securities.  The Company has elected to utilize this cash from lower yielding investment securities to fund higher yielding loans in an effort to improve the Company’s earning asset yield and net interest margin.  The Company, however, does not expect the investment securities portfolio to shrink any further during the remainder of 2009 in order to maintain sufficient security balances for pledging purposes.

The Company's total interest expense for the first nine months of 2009 decreased by $3.1 million or 21.2% when compared to the same 2008 period.  This decrease in interest expense was due to a lower cost of funds as the cost of both deposits and borrowings repriced downward with the reductions in short-term interest rates.  Specifically, the cost of interest bearing deposits declined by 68 basis points to 2.08%, while the cost of all FHLB borrowings dropped by 181 basis points to 1.16%.  This decrease in funding costs more than offset the additional interest expense associated with a $58 million increase in the volume of interest bearing liabilities.  Additionally, the Company’s funding mix also benefited from a $4.0 million increase in non-interest bearing demand deposits.

The table that follows provides an analysis of net interest income on a tax-equivalent basis for the nine month periods ended September 30, 2009 and September 30, 2008.  For a detailed discussion of the components and assumptions included in the table, see the paragraph before the quarterly table on page 24.

Nine months ended September 30 (In thousands, except percentages)

		2009			2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$725,657	$ 31,169	5.69%	$631,948	$ 30,399	6.33%
Interest bearing deposits	1,762	3	0.23	403	10	3.31
Short-term investment in money market funds	9,804	25	0.36	6,922	127	2.41
Federal funds sold	156	-	0.14	152	4	3.39
Investment securities – AFS	131,295	4,030	4.00	136,825	4,302	4.08
Investment securities – HTM	14,851	490	4.40	17,517	684	5.21
Total investment securities	146,146	4,520	4.12	154,342	4,986	4.20
Total interest earning assets/interest income	883,525	35,717	5.40	793,767	35,526	5.88
Non-interest earning assets:
Cash and due from banks	14,543			17,188
Premises and equipment	9,207			9,193
Other assets	72,124			69,382
Allowance for loan losses	(11,301)			(7,582)
TOTAL ASSETS	$968,098			$881,948

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$ 62,050	$ 201	0.43%	$ 65,169	$ 527	1.08%
Savings	72,537	412	0.76	70,388	401	0.76
Money markets	165,065	1,915	1.55	92,907	1,817	2.61
Other time	342,076	7,447	2.91	359,255	9,388	3.48
Total interest bearing deposits	641,728	9,975	2.08	587,719	12,133	2.76
Short-term borrowings:
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	59,037	245	0.55	57,818	1,186	2.69
Advances from Federal Home Loan Bank	13,840	391	3.77	11,266	373	4.42
Guaranteed junior subordinated deferrable interest debentures	13,085	840	8.57	13,085	840	8.57
Total interest bearing liabilities/interest expense	727,690	11,451	2.10	669,888	14,532	2.89
Non-interest bearing liabilities:
Demand deposits	114,365			110,366
Other liabilities	12,137			9,836
Shareholders' equity	113,906			91,858
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$968,098			$881,948
Interest rate spread			3.30			2.99
Net interest income/ Net interest margin		24,266	3.65%		20,994	3.49%
Tax-equivalent adjustment		(29)			(62)
Net Interest Income		$24,237			$20,932

…..PROVISION FOR LOAN LOSSES.....The Company recorded an $11.4 million provision for loan losses in the first nine months of 2009 compared to a $2.3 million provision for the first nine months of 2008, or an increase of $9.1 million.  The Company’s decision to strengthen its allowance for loan losses in 2009 was due to an increase in both non-performing assets and classified loans amid the recessionary economic environment. (See further discussion in the loan quality section of this MD & A).  Actual credit losses realized through charge-offs, however, are running fairly comparable with the prior year.  For the nine month period ended September 30, 2009, net charge-offs have amounted to $1.1 million or 0.19% of total loans compared to net charge-offs of $875,000 or 0.18% of total loans for the same nine month period in 2008.  In summary, the balance in the allowance for loan losses has increased from $8.9 million at December 31, 2008 to $19.3 million at September 30, 2009. The Company has no direct exposure to sub-prime mortgage loans in either its loan or investment portfolios.

.....NON-INTEREST INCOME.....Non-interest income for the first nine months of 2009 totaled $10.5 million; a decrease of $2.4 million or 18.9% from the first nine months 2008 performance.  Factors contributing to this reduced level of non-interest income in 2009 included:

*  a $1.7 million decline in Bank owned life insurance revenue as it returned to a more typical level in 2009 as the 2008 revenue was impacted by the receipt of $1.6 million in death claims.

*  a $1.0 million decline in trust and investment advisory fees due to reductions in the market value of assets managed due to lower equity and real estate values in the first nine months of 2009.

*  the Company took advantage of market opportunities and generated $164,000 of gains on the sale of investment securities in 2009 compared to a $117,000 loss on a portfolio repositioning strategy executed in 2008.

* a $146,000 or 42.0% increase in gains realized on residential mortgage loan sales into the secondary market in the first nine months of 2009.  As a result of increased mortgage purchase and refinance activity in the Company’s primary market, there were $53 million of residential mortgage loans sold into the secondary market in the first nine months of 2009 compared to $30 million in the first nine months of 2008.

.....NON-INTEREST EXPENSE.....Non-interest expense for the first nine months of 2009 totaled $28.4 million and increased by $1.8 million or 6.7% from the prior year’s first nine months. Factors contributing to the higher non-interest expense in 2009 included:

*  a $962,000 increase in FDIC deposit insurance expense due to the recognition of a $435,000 expense for a special five basis point assessment mandated for all banks and higher recurring insurance premiums due to the need to strengthen the deposit insurance fund.

*  a $789,000 or 5.5% increase in salaries and employee benefits expense due to normal merit increases, higher sales related incentive compensation and greater pension expense.

*  a $242,000 increase in professional fees due to higher legal and recruitment fees in 2009.

*  a $541,000 decrease in core deposit amortization as a branch core deposit intangible was fully amortized by the end of the first quarter of 2009.

.....INCOME TAX EXPENSE.....The Company recorded an income tax benefit of $1.8 million in the first nine months of 2009 which reflects an estimated effective tax rate of approximately 35.9%. The income tax expense recorded in the first nine months of 2008 was $1.1 million and reflected an effective tax rate of approximately 22.0%.  The Company’s deferred tax asset was $13.7 million at September 30, 2009 and relates primarily to net operating loss carryforwards and the allowance for loan losses.

…..SEGMENT RESULTS.….Retail banking’s net income contribution was $441,000 in the third quarter and $914,000 for the first nine months of 2009 compared to $597,000 and $2.3 million for the same comparable periods of 2008.  The lower 2009 net income performance is reflective of the increased FDIC insurance premiums, generally higher other non-interest expenses and reduced income from BOLI.  These negative items more than offset increased net interest income resulting from the growth in deposits achieved in 2009 and improved revenue from residential mortgage loan sales into the secondary market.

The commercial lending segment reported for 2009 a net loss for the third quarter of $3.2 million and a nine month net loss of $4.9 million compared to $426,000 of net income earned in the third quarter and $1.3 million for the first nine months of 2008.  The reduced earnings in 2009 was caused by an increased provision for loan losses due to the previously discussed strengthening of the allowance for loan losses as a result of the deterioration in asset quality experienced in 2009.  The loan loss provision allocated to this segment is $9.1 million greater in 2009.  This higher provision more than offset an increased level of net interest income due to the strong commercial real-estate loan growth achieved over the past year.

The trust segment’s net income contribution in the third quarter amounted to $68,000 and $316,000 for the first nine months of 2009 compared to $290,000 and $1.1 million for the same 2008 periods.  The major reason for the decrease between years was due to less wealth management revenue as a result of fewer assets under management due to the declines experienced in the equity and real estate markets during the past year.  Specifically, the most significant decline has been in the value of real-estate assets in the Build Fund (a fund that invests union pension dollars in construction projects that utilize union labor) where the market value of assets has declined from $144 million at September 30, 2008 to $35 million at September 30, 2009.   This segment has also experienced an increase in non-interest expenses due to increased personnel costs and higher legal and consulting fees.

The investment/parent segment reported net loss of $73,000 in the third quarter and net income of $420,000 for the first nine months of 2009, which was an improvement over the net losses of $164,000 realized in the third quarter and $878,000 for the first nine months of 2008.  The Company’s balance sheet positioning allowed it to benefit from the significant Federal Reserve reductions in short-term interest rates and the return to a more traditional positively sloped yield curve, which has caused net interest income in this segment to increase.  Also, the Company realized $164,000 of investment security gains in 2009 compared to losses of $117,000 realized in 2008.

.....BALANCE SHEET.....The Company's total consolidated assets were $959 million at September 30, 2009, which was down modestly by $7.6 million or 0.8% from the $967 million level at December 31, 2008. The Company’s loans totaled $723 million at September 30, 2009, an increase of $15.4 million or 2.2% as a result of continued growth in the commercial loan portfolio. Note that the Company’s outstanding loans did decline between the end of the second quarter and the end of the third quarter due to a reduced level of new commercial loan production.  Investment securities and short-term money market investments declined by $13.0 million so far in 2009 due to principal repayments in the mortgage backed securities portfolio and $4.7 million of investment security sales in the first nine months of 2009.

The Company’s deposits totaled $779 million at September 30, 2009, which was $84.2 million or 12.1% higher than December 31, 2008, due to an increase in money market deposits and certificates of deposit.  We believe that uncertainties in the financial markets and the economy have contributed to growth in our deposits as consumers have looked for safety in well capitalized community banks like AmeriServ Financial.  As a result of this deposit growth, we were able to reduce short-term FHLB borrowings by $89.3 million during the first nine months of 2009.  Total FHLB borrowings now represent 4.6% of total assets compared to 13.8% at December 31, 2008.  The Company’s total shareholders’ equity has decreased by $2.5 million since year-end 2008 mainly due to the net loss reported for the first nine months of 2009.  The Company continues to be considered well capitalized for regulatory purposes with an asset leverage ratio at September 30, 2009 of 11.41%.  The Company’s tangible book value per common share at September 30, 2009 was $3.64, and its tangible common equity to tangible assets ratio was 8.16%.

.....LOAN QUALITY.....The following table sets forth information concerning the Company’s loan delinquency, non-performing assets, and classified assets (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2009	2008	2008
Total loan delinquency (past
due 30 to 89 days)	$ 3,252	$ 4,396	$ 2,788
Total non-accrual loans	20,464	3,377	3,488
Total non-performing assets*	23,689	4,572	4,390

Total classified loans	43,900	13,235	15,445
Loan delinquency, as a percentage of total loans and loans held for sale, net of unearned income	0.45%	0.62%	0.42%
Non-accrual loans, as a percentage of total loans and loans held for sale, net of unearned income	2.83	0.48	0.53
Non-performing assets, as a percentage of total loans and loans held for sale, net of unearned income, and other real estate owned	3.26	0.65	0.66
Non-performing assets as a percentage of total assets	2.47	0.47	0.48

        *Non-performing assets are comprised of (i) loans that are on a non-accrual basis, (ii) loans that are contractually past due 90 days or more as to interest and principal payments, and (iii) other real estate owned.

As a result of the recessionary economy, non-performing assets have trended upward over the past year and now total $23.7 million or 3.26% of total loans.  The following credits were primarily responsible for the increased level of non-performing assets: 1) In response to the Shared National Credit Examination, the Company transferred a $10 million commercial loan relationship to a borrower in the restaurant industry to non-accrual status.  The Company restructured this loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period in an effort to give the borrower greater flexibility to restructure its operations to improve its cash flows during this difficult economic period.  The Company has never had any payment delinquency with this borrower who is performing in accordance with the terms of the forbearance agreement.  A $3.5 million specific reserve has been established against this credit.  2) A $4.6 million commercial loan to an information technology consulting company that is experiencing cash flow difficulties. A $3.4 million specific reserve has been established against this credit. Note that we were able to reduce our exposure to this borrower by $1.2 million during the third quarter as a result of the successful sale of one of their business lines.  3) A $3.1 million loan to a borrower in the heavy construction equipment rental business was transferred to non-accrual status.  This borrower was experiencing cash flow difficulties that caused payment delinquency.  A $622,000 reserve has been established against this credit.

The remainder of the increase in classified loans was caused by the downgrade of the rating classification of several commercial loans that are experiencing operating weakness in the recessionary economy but are still performing. (Note that there was another $5 million credit to a large national industrial company that was downgraded to substandard in the third quarter as a result of the Shared National Credit Examination.)   However, overall loan delinquency levels have been relatively consistent and remain below 1.0% for all periods presented.  We continue to closely monitor the portfolio given the recessionary economy and the number of relatively large-sized commercial and commercial real estate loans within the portfolio.  As of September 30, 2009, the 25 largest credits represented 31.1% of total loans outstanding. Additionally, the Company had no performing loans that were considered restructured for the periods presented.

.....ALLOWANCE FOR LOAN LOSSES.....The following table sets forth the allowance for loan losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2009	2008	2008
Allowance for loan losses	$19,255	$8,910	$8,677
Allowance for loan losses as
a percentage of each of
the following:
total loans and loans held for sale,
net of unearned income	2.66%	1.26%	1.21%
total delinquent loans
(past due 30 to 89 days)	592.10	202.68	311.23
total non-accrual loans	94.09	263.84	248.77
total non-performing assets	81.28	194.88	197.65

The allowance for loan losses provided 94% coverage of non-accrual loans at September 30, 2009 compared to 264% coverage at December 31, 2008, and 249% coverage at September 30, 2008. The decline in coverage between periods reflects the previously discussed increase in non-accrual loans experienced during the first nine months of 2009.  The allowance for loan losses to total loans ratio increased to 2.66% since year-end 2008 as the loan loss provision significantly exceeded net charge-offs in the first nine months of 2009.  The Company decided to build its allowance for loan losses over the past year due to the increase in non-performing loans, the downgrade of the rating classification of several performing commercial loans, and the weakness in the local and national economies.

.....LIQUIDITY.....The Bank’s liquidity position has been strong during the last several years when the Bank was undergoing a turnaround and a return to traditional community banking.  Our core retail deposit base remained stable throughout the early part of this period and has recently shown nice growth, which has been adequate to fund the Bank’s operations.  Cash flow from maturities, prepayments and amortization of securities was also used to fund the strong net loan growth that the Company has achieved over the past several years.  We plan to operate our loan to deposit ratio in a range of 90% to 100%.  At September 30, 2009, the bank’s loan to deposit ratio was 92.7%.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Cash and cash equivalents decreased by $12.1 million from December 31, 2008, to September 30, 2009, due to $7.6 million of cash used in investing activities and $7.1 million of cash used in financing activities.  This was partially offset by $2.5 million of cash provided by operating activities.  Within investing activities, cash provided by investment security maturities and sales exceeded purchases of new investment securities by $5.9 million.  Cash advanced for new loan fundings and purchases totaled $116.0 million and were $12.8 million higher than the $103.2 million of cash received from loan principal payments and sales.  Within financing activities, deposits increased by $83.6 million, which was used to help pay down short-term borrowings by $89.3 million.

The Parent Company had $21.5 million of cash, short-term investments, and securities at September 30, 2009, which was down modestly from the year-end 2008 total.  We have elected to retain $16 million of the total $21 million in funds received from the CPP preferred stock at the Parent Company to provide us with greater liquidity and financial flexibility.  ($5 million of the CPP funds were downstreamed to our subsidiary bank in 2008.)  Additionally, dividend payments from our subsidiaries can also provide ongoing cash to the Parent.  At September 30, 2009, however, the subsidiary bank did not have any cash available for immediate dividends to the Parent under the applicable regulatory formulas because of the loss it has incurred this year.

.....CAPITAL RESOURCES.....The Company continues to be considered well capitalized as the asset leverage ratio was 11.41% and the Tier 1 capital ratio was 14.23% at September 30, 2009. Note that the impact of other comprehensive loss is excluded from the regulatory capital ratios.  At September 30, 2009, accumulated other comprehensive loss amounted to $2.8 million.  The Company’s tangible common equity to tangible assets ratio was 8.16% at September 30, 2009.  We anticipate that our strong capital ratios should be relatively stable in the final quarter of 2009 due to the retention of all earnings, which will be offset by preferred dividend requirements and limited balance sheet growth.

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

Interest Rate Scenario	Variability of Net Interest Income	Change In Market Value of Portfolio Equity

200bp increase	4.9%	6.6%
100bp increase	4.4	6.0
100bp decrease	(9.3)	(14.5)

The variability of net interest income is negative in the 100 basis point downward rate scenario as the Company has more exposure to assets repricing downward to a greater extent than liabilities due to the absolute low level of interest rates with the fed funds rate currently at 0.25%.  The variability of net interest income is positive in the upward rate shocks as the Company has better diversified its loan portfolio over the past year with the interest rate on more loans now tied to LIBOR.  Also, the Company expects that it will not have to reprice its core deposit accounts up as quickly when interest rates rise.  The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shock due to a reduced value for core deposits.

.....OFF BALANCE SHEET ARRANGEMENTS…..The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Bank uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. The Company had various outstanding commitments to extend credit approximating $124.8 million and standby letters of credit of $13.2 million as of September 30, 2009.

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

Commercial loans and commercial mortgages are the largest category of credits and the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan loss.  Approximately $17.1 million, or 89%, of the total allowance for credit losses at September 30, 2009 has been allocated to these two loan categories.  This allocation also considers other relevant factors such as actual versus estimated losses, economic trends, delinquencies, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies and trends in policy, financial information and documentation exceptions. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

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

Goodwill which has an indefinite useful life is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value.  The Company’s testing in 2009 indicated that its goodwill was not impaired.  However, deteriorating economic conditions could result in impairment, which would adversely affect earnings in future periods.  During the third quarter of 2009, the Company did reduce the goodwill allocated to West Chester Capital Advisors (WCCA) by $547,000.  This reduction resulted from a purchase price adjustment as the principals of WCCA did not fully earn a deferred contingent payment that had been accrued for at the time of acquisition.

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

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of tax differences, make certain assumptions regarding whether tax differences are permanent or temporary and the related time of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.   Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  As of September 30, 2009, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered and no valuation allowances were needed.

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

ACCOUNT — Investment Securities

BALANCE SHEET REFERENCE — Investment Securities

INCOME STATEMENT REFERENCE — Net realized gains (losses) on investment securities

DESCRIPTION

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery.  A decline in value that is to be considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Operation.  At September 30, 2009, 100% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by Government agencies, U.S. Treasury or Government sponsored agencies.  The Company believes the price movements in these securities are dependent upon the movement in market interest rates.  The Company’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

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

1.

THE RETAIL BANK — this business unit had a successful 2008 and is positioned to continue to grow.  It has a solid array of banking services that includes deposit gathering, consumer lending and residential mortgages.  This business unit provides a solid foundation for the company to grow from with its broad distribution of community offices in its primary market.

2.

COMMERCIAL BANKING — this business unit is already in a growth mode. It has totally revised procedures and has recruited an experienced professional staff. But it also has the skills and energy to provide financial advice and counsel. The challenge is to shorten response time, to eliminate bureaucracy and to always understand the needs of the customer. This business unit has already proven its value with record loan production in each of the past two years.  The challenge is to maintain this momentum, carefully manage asset quality during this recession to limit losses, and to continue working to maximize its potential through greater sales emphasis on business deposits and related services.

3.

TRUST COMPANY — the Trust Company has restructured itself into a true 21st Century business model which has improved its marketplace focus. It has a positive investment performance record, which enables it to excel in traditional trust functions such as wealth management. The Trust Company has created a small niche in the vast market of union managed pension funds. Resources will continue to be channeled to the Trust Company so that this kind of creativity can continue to lead to new profit opportunities.  However, continued synergies need to be developed between the Trust Company and West Chester Capital Advisors so that revenue growth can be further enhanced.

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

Item 4.....CONTROLS AND PROCEDURES.....(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2009, are effective.

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

AmeriServ Financial, Inc.
Registrant

Date: November 5, 2009	/s/Glenn L. Wilson
Glenn L. Wilson
President and Chief Executive Officer

Date: November 5, 2009	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President and Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

November 5, 2009

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

/s/Glenn L. Wilson	/s/Jeffrey A. Stopko
Glenn L. Wilson	Jeffrey A. Stopko
President &	Executive Vice President &
Chief Executive Officer	Chief Financial Officer

Exhibit 99.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

AmeriServ Financial, Inc.

We have reviewed the accompanying consolidated balance sheet of AmeriServ Financial, Inc. and its consolidated subsidiaries as of September 30, 2009; the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008; and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.

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

/s/S.R. Snodgrass, A.C.

Wexford, PA

November 5, 2009

Exhibit 15.1

November 5, 2009

AmeriServ Financial, Inc.

216 Franklin Street

PO Box 520

Johnstown, PA 15907-0520

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of AmeriServ Financial, Inc. for the period ended September 30, 2009, as indicated in our report dated November 5, 2009.  Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated by reference in the following Registration Statements:

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

I, Glenn L. Wilson, certify that:

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

Date: November 6, 2009	/s/Glenn L. Wilson
Glenn L. Wilson
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

Date: November 6, 2009	/s/Jeffrey A. Stopko
Jeffrey A. Stopko
Executive Vice President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Glenn L. Wilson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Glenn L. Wilson

Glenn L. Wilson

President and

Chief Executive Officer

November 6, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmeriServ Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey A. Stopko, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1).

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2).

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Jeffrey A. Stopko

Jeffrey A. Stopko

Executive Vice President and

Chief Financial Officer

November 6, 2009